Form 10-Q
period 2011-09-30
HARSCO CORP
filed 2011-11-02
CIK 45876

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2011

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐ NO ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 14, 2011
Common stock, par value $1.25 per share	80,712,710

HARSCO CORPORATION

FORM 10-Q

PART I — FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS

HARSCO CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
(In thousands, except per share amounts)	2011	2010	2011	2010
Revenues from continuing operations:
Service revenues	$682,885	$627,901	$2,059,928	$1,865,333
Product revenues	172,979	124,500	450,082	415,994
Total revenues	855,864	752,401	2,510,010	2,281,327

Costs and expenses from continuing operations:
Cost of services sold	545,008	493,181	1,643,202	1,481,099
Cost of products sold	126,395	81,569	305,833	263,597
Selling, general and administrative expenses	129,006	131,405	407,957	401,496
Research and development expenses	1,577	1,293	4,290	2,979
Other (income) expenses	3,050	883	4,431	(2,020)
Total costs and expenses	805,036	708,331	2,365,713	2,147,151

Operating income from continuing operations	50,828	44,070	144,297	134,176

Interest income	683	737	2,022	1,849
Interest expense	(12,230)	(15,709)	(36,809)	(47,239)

Income from continuing operations before income taxes and equity income	39,281	29,098	109,510	88,786
Income tax expense	(7,078)	(7,391)	(24,813)	(23,295)
Equity in income of unconsolidated entities, net	194	120	530	309
Income from continuing operations	32,397	21,827	85,227	65,800
Discontinued operations:
Loss on disposal of discontinued business	(636)	(1,406)	(2,708)	(6,195)
Income tax benefit related to discontinued business	229	511	1,018	2,716
Loss from discontinued operations	(407)	(895)	(1,690)	(3,479)
Net Income	31,990	20,932	83,537	62,321
Less: Net income attributable to noncontrolling interests	(190)	(753)	(2,579)	(4,445)
Net Income attributable to Harsco Corporation	$31,800	$20,179	$80,958	$57,876

Amounts attributable to Harsco Corporation common stockholders:
Income from continuing operations, net of tax	$32,207	$21,074	$82,648	$61,355
Loss from discontinued operations, net of tax	(407)	(895)	(1,690)	(3,479)
Net income attributable to Harsco Corporation common stockholders	$31,800	$20,179	$80,958	$57,876

Weighted-average shares of common stock outstanding	80,767	80,574	80,737	80,559
Basic earnings (loss) per common share attributable to Harsco Corporation common stockholders:
Continuing operations	$0.40	$0.26	$1.02	$0.76
Discontinued operations	(0.01)	(0.01)	(0.02)	(0.04)
Basic earnings per share attributable to Harsco Corporation common stockholders	$0.39	$0.25	$1.00	$0.72

Diluted weighted-average shares of common stock outstanding	81,037	80,762	80,997	80,747
Diluted earnings (loss) per common share attributable to Harsco Corporation common stockholders:
Continuing operations	$0.40	$0.26	$1.02	$0.76
Discontinued operations	(0.01)	(0.01)	(0.02)	(0.04)
Diluted earnings per share attributable to Harsco Corporation common stockholders	$0.39	$0.25	$1.00	$0.72
Cash dividends declared per common share	$0.205	$0.205	$0.615	$0.615

See accompanying notes to unaudited condensed consolidated financial statements.

HARSCO CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands)	September 30 2011	December 31 2010
ASSETS
Current assets:
Cash and cash equivalents	$106,288	$124,238
Trade accounts receivable, net	656,526	585,301
Other receivables	28,071	29,299
Inventories	276,625	271,617
Other current assets	123,572	144,491
Total current assets	1,191,082	1,154,946
Property, plant and equipment, net	1,369,202	1,366,973
Goodwill	688,859	690,787
Intangible assets, net	101,036	120,959
Other assets	145,541	135,555
Total assets	$3,495,720	$3,469,220
LIABILITIES
Current liabilities:
Short-term borrowings	$59,027	$31,197
Current maturities of long-term debt	2,623	4,011
Accounts payable	267,066	261,509
Accrued compensation	95,645	83,928
Income taxes payable	7,866	9,718
Dividends payable	16,546	16,505
Insurance liabilities	25,884	25,844
Advances on contracts	114,983	128,794
Other current liabilities	206,461	206,358
Total current liabilities	796,101	767,864
Long-term debt	855,736	849,724
Deferred income taxes	37,690	35,642
Insurance liabilities	62,340	62,202
Retirement plan liabilities	197,929	223,777
Other liabilities	51,890	61,866
Total liabilities	2,001,686	2,001,075
COMMITMENTS AND CONTINGENCIES

HARSCO CORPORATION STOCKHOLDERS’ EQUITY
Preferred stock	—	—
Common stock	139,798	139,514
Additional paid-in capital	146,511	141,298
Accumulated other comprehensive loss	(204,729)	(185,932)
Retained earnings	2,105,211	2,073,920
Treasury stock	(738,016)	(737,106)
Total Harsco Corporation stockholders’ equity	1,448,775	1,431,694
Noncontrolling interests	45,259	36,451
Total equity	1,494,034	1,468,145
Total liabilities and equity	$3,495,720	$3,469,220

See accompanying notes to unaudited condensed consolidated financial statements.

HARSCO CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30
(In thousands)	2011	2010

Cash flows from operating activities:
Net income	$83,537	$62,321
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation	207,330	209,428
Amortization	25,950	27,033
Equity in income of unconsolidated entities, net	(530)	(309)
Dividends or distributions from unconsolidated entities	160	176
Other, net	(3,674)	(17,271)
Changes in assets and liabilities, net of acquisitions and dispositions of businesses:
Accounts receivable	(76,972)	(57,299)
Inventories	(6,667)	8,606
Accounts payable	3,150	14,524
Accrued interest payable	6,651	21,252
Accrued compensation	13,640	16,429
Harsco Infrastructure Segment Restructuring Program accrual	(16,697)	—
Other assets and liabilities	(45,771)	(48,910)

Net cash provided by operating activities	190,107	235,980

Cash flows from investing activities:
Purchases of property, plant and equipment	(240,820)	(129,942)
Proceeds from sales of assets	37,180	18,421
Purchases of businesses, net of cash acquired	(1,938)	(27,643)
Other investing activities	10,115	(3,093)

Net cash used by investing activities	(195,463)	(142,257)

Cash flows from financing activities:
Short-term borrowings, net	28,941	(50,919)
Current maturities and long-term debt:
Additions	215,422	499,267
Reductions	(210,761)	(251,646)
Cash dividends paid on common stock	(49,599)	(49,460)
Dividends paid to noncontrolling interests	(3,322)	(5,020)
Purchase of noncontrolling interest	—	(1,159)
Contributions from noncontrolling interests	9,074	442
Common stock issued-options	1,668	820
Other financing activities	(1)	(369)

Net cash provided (used) by financing activities	(8,578)	141,956

Effect of exchange rate changes on cash	(4,016)	474

Net increase (decrease) in cash and cash equivalents	(17,950)	236,153

Cash and cash equivalents at beginning of period	124,238	94,184

Cash and cash equivalents at end of period	$106,288	$330,337

See accompanying notes to unaudited condensed consolidated financial statements.

HARSCO CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (Unaudited)

	Harsco Corporation Stockholders’ Equity
					Accumulated Other
(In thousands, except share and per	Common Stock		Additional	Retained	Comprehensive	Noncontrolling
share amounts)	Issued	Treasury	Paid-in Capital	Earnings	Income (Loss)	Interests	Total
Beginning Balances, January 1, 2010	$139,234	$(735,016)	$137,746	$2,133,297	$(201,684)	$36,257	$1,509,834
Net income				57,876		4,445	62,321
Cash dividends declared:
Common @ $0.615 per share				(49,613)			(49,613)
Noncontrolling interests						(5,020)	(5,020)
Translation adjustments, net of deferred income taxes of $5,214					(8,205)	(288)	(8,493)
Cash flow hedging instrument adjustments, net of deferred income taxes of $(3,590)					10,576		10,576
Contributions of equity from noncontrolling interests						442	442
Purchase of subsidiary shares from noncontrolling interest			(1,003)			(156)	(1,159)
Pension liability adjustments, net of deferred income taxes of $(6,965)					16,741		16,741
Marketable securities unrealized gains, net of deferred income taxes of $(1)					1		1
Stock options exercised, 101,698 shares	127	(836)	1,732				1,023
Net issuance of stock — vesting of restricted stock units, 69,515 shares	136	(1,254)	(188)				(1,306)
Amortization of unearned compensation on restricted stock units, net of forfeitures			2,450				2,450
Balances, September 30, 2010	$139,497	$(737,106)	$140,737	$2,141,560	$(182,571)	$35,680	$1,537,797

	Harsco Corporation Stockholders’ Equity
					Accumulated Other
(In thousands, except share and per	Common Stock		Additional	Retained	Comprehensive	Noncontrolling
share amounts)	Issued	Treasury	Paid-in Capital	Earnings	Income (Loss)	Interests	Total
Beginning Balances, January 1, 2011	$139,514	$(737,106)	$141,298	$2,073,920	$(185,932)	$36,451	$1,468,145
Net income				80,958		2,579	83,537
Cash dividends declared:
Common @ $0.615 per share				(49,667)			(49,667)
Noncontrolling interests						(3,322)	(3,322)
Translation adjustments, net of deferred income taxes of $(656)					(40,774)	(41)	(40,815)
Cash flow hedging instrument adjustments, net of deferred income taxes of $(3,849)					15,043		15,043
Contributions of equity from noncontrolling interests						9,592	9,592
Pension liability adjustments, net of deferred income taxes of $(2,744)					6,948		6,948
Marketable securities unrealized gains, net of deferred income taxes of $9					(14)		(14)
Stock options exercised, 106,022 shares	133		1,508				1,641
Net issuance of stock — vesting of restricted stock units, 92,630 shares	151	(910)	985				226
Amortization of unearned compensation on restricted stock units, net of forfeitures			2,720				2,720
Balances, September 30, 2011	$139,798	$(738,016)	$146,511	$2,105,211	$(204,729)	$45,259	$1,494,034

See accompanying notes to unaudited condensed consolidated financial statements.

HARSCO CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended September 30
(In thousands)	2011	2010

Net income	$31,990	$20,932

Other comprehensive income (loss):
Foreign currency translation adjustments, net of deferred income taxes	(95,047)	90,599

Net gains on cash flow hedging instruments, net of deferred income taxes of $(2,107) and $(382) in 2011 and 2010, respectively	8,355	1,089

Reclassification adjustment for losses on cash flow hedging instruments included in net income, net of deferred income taxes	—	1

Pension liability adjustments, net of deferred income taxes of $(3,691) and $4,130 in 2011 and 2010, respectively	9,184	(8,745)

Unrealized gains (losses) on marketable securities, net of deferred income taxes of $7 and $(3) in 2011 and 2010, respectively	(11)	4

Total other comprehensive income (loss)	(77,519)	82,948

Total comprehensive income (loss)	(45,529)	103,880

Less: Comprehensive (income) loss attributable to noncontrolling interests	610	(1,616)

Comprehensive income (loss) attributable to Harsco Corporation	$(44,919)	$102,264

	Nine Months Ended September 30
(In thousands)	2011	2010

Net income	$83,537	$62,321

Other comprehensive income (loss):
Foreign currency translation adjustments, net of deferred income taxes	(40,815)	(8,493)

Net gains on cash flow hedging instruments, net of deferred income taxes of $(3,849) and $(3,580) in 2011 and 2010, respectively	15,043	10,560

Reclassification adjustment for losses on cash flow hedging instruments included in net income, net of deferred income taxes of $(10) in 2010	—	16

Pension liability adjustments, net of deferred income taxes of $(2,744) and $(6,965) in 2011 and 2010, respectively	6,948	16,741

Unrealized gains (losses) on marketable securities, net of deferred income taxes of $9 and $(2) in 2011 and 2010, respectively	(14)	3

Reclassification adjustment for gain on marketable securities, net of deferred income taxes of $1 in 2010	—	(2)

Total other comprehensive income (loss)	(18,838)	18,825

Total comprehensive income	64,699	81,146

Less: Comprehensive income attributable to noncontrolling interests	(2,538)	(4,157)

Comprehensive income attributable to Harsco Corporation	$62,161	$76,989

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

Operating results and cash flows for the three and nine months ended September 30, 2011 are not indicative of the results that may be expected for the year ending December 31, 2011.

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

On January 1, 2011, the Company adopted FASB issued changes related to disclosure requirements for fair value measurements.  The changes required a reporting entity to disclose, in the reconciliation of fair value measurements using significant unobservable inputs (Level 3), separate information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number).  The adoption of these changes did not have a material impact on the Company’s consolidated financial statements.

The following accounting standards have been issued and become effective for the Company at various future dates:

In May 2011, the FASB issued changes related to fair value measurement and disclosure.  The changes are the result of convergence with International Financial Reporting Standards and relate to how to measure fair value and expand on existing disclosure requirements.  These changes become effective for the Company beginning January 1, 2012.  Management has determined these changes will not have a material impact on the Company’s consolidated financial statements.

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

In September 2011, the FASB issued changes related to testing for goodwill impairment.  The changes allow for an assessment of qualitative factors to determine whether it is necessary to perform the two-step impairment test.  The changes become effective for the Company beginning January 1, 2012, but early adoption is permitted.  Management is currently evaluating the changes and believes it may impact the manner in which the Company performs testing for goodwill impairment but will not have an impact on the Company’s consolidated financial statements.

In September 2011, the FASB issued changes related to the disclosure requirements for multiemployer plans.  The changes require increased disclosure by companies participating in multiemployer plans that offer pension or other postretirement benefits.  The objective of the changes is to enhance the transparency of disclosures about (1) the significant multiemployer pension plans in which an employer participates; (2) the level of the employer’s participation in those plans; (3) the financial health of the plans; and (4) the nature of the employer’s commitments to the plans.  The changes become effective beginning with disclosures in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.  Management is currently evaluating the changes and believes it will result in expanded disclosure in the notes to the Company’s consolidated financial statements.

3.     Acquisitions and Dispositions

Acquisitions

Certain of the Company’s acquisitions in prior years included contingent consideration features for which defined goals needed to be met by the acquired business in order for payment of the consideration. Each quarter until settlement of these contingencies, the Company assessed the likelihood that an acquired business would achieve the goals and the resulting fair value of the contingency. In accordance with accounting standards for business combinations, these adjustments were recognized in operating income in the Condensed Consolidated Statements of Income as a component of the Other (income) expenses line item. The Company’s assessment of these performance goals resulted in the following reductions to previously recognized contingent consideration liabilities for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended September 30		Nine Months Ended September 30
(In thousands)	2011	2010	2011	2010
Reduction of contingent consideration liabilities	$—	$989	$3,966	$10,620

All contingent consideration liabilities have been settled and there was no recorded contingent consideration liability as of September 30, 2011.  The recorded contingent consideration liability was $3.9 million at December 31, 2010.

Dispositions - Assets Held-for-Sale

Throughout the past several years and in conjunction with the Fourth Quarter 2010 restructuring of the Harsco Infrastructure Segment, management approved the sale of certain long-lived assets throughout the Company’s operations.  At December 31, 2010, assets held-for-sale of $24.8 million were recorded in Other current assets in the Condensed Consolidated Balance Sheets and represented the fair market value less the estimated cost to sell the assets related to two lines of business in the Harsco Infrastructure Segment.  In June 2011, the Company sold these two lines of business and realized a gain of $0.9 million in operating income in the Condensed Consolidated Statements of Income as a component of Other (income) expenses.  At September 30, 2011, the Company had $0.6 million of assets held-for-sale recorded in Other current assets in the Condensed Consolidated Balance Sheets.

4.     Accounts Receivable and Inventories

Accounts receivable consist of the following:

	Accounts Receivable
(In thousands)	September 30 2011	December 31 2010
Trade accounts receivable	$675,515	$605,584
Less: Allowance for doubtful accounts	(18,989)	(20,283)
Trade accounts receivable, net	$656,526	$585,301

Other receivables (a)	$28,071	$29,299

(a)          Other receivables include insurance claim receivables, employee receivables, tax claim receivables and other miscellaneous receivables not included in Trade accounts receivable, net.

The provision for doubtful accounts related to trade accounts receivable was as follows:

	Three Months Ended September 30		Nine Months Ended September 30
(In thousands)	2011	2010	2011	2010
Provision for doubtful accounts related to trade accounts receivable	$1,411	$2,335	$5,159	$7,008

Inventories consist of the following:

	Inventories
(In thousands)	September 30 2011	December 31 2010
Finished goods	$108,074	$124,771
Work-in-process	33,857	28,266
Raw materials and purchased parts	94,932	79,420
Stores and supplies	39,762	39,160
Inventories	$276,625	$271,617

5.     Property, Plant and Equipment

Property, plant and equipment consists of the following:

	Property, Plant and Equipment
(In thousands)	September 30 2011	December 31 2010
Land	$27,557	$29,456
Land improvements	17,970	18,141
Buildings and improvements	192,016	196,777
Machinery and equipment	3,093,094	3,045,335
Uncompleted construction	81,809	74,873
Gross property, plant and equipment	3,412,446	3,364,582
Less: Accumulated depreciation	(2,043,244)	(1,997,609)
Property, plant and equipment, net	$1,369,202	$1,366,973

6.     Goodwill and Other Intangible Assets

The following table reflects the changes in carrying amounts of goodwill by segment (there is no goodwill associated with the Harsco Industrial Segment) for the nine months ended September 30, 2011:

Goodwill by Segment (In thousands)	Harsco Metals & Minerals Segment	Harsco Infrastructure Segment	Harsco Rail Segment	Consolidated Totals
Balance at December 31, 2010	$418,276	$263,212	$9,299	$690,787
Changes to goodwill	—	(113)	11	(102)
Foreign currency translation	(2,237)	411	—	(1,826)
Balance at September 30, 2011	$416,039	$263,510	$9,310	$688,859

The Company’s 2010 annual impairment testing did not result in any impairment of the Company’s goodwill.  However, the fair value of the Harsco Infrastructure Segment exceeded its carrying value by approximately 4%.  The Company tests for goodwill impairment annually and whenever events or circumstances make it more likely than not that impairment may have occurred.  The Company performs its annual goodwill impairment test as of October 1 and monitors for interim triggering events on an ongoing basis.  The Company determined that as of September 30, 2011, no interim goodwill impairment testing was necessary.  There can be no assurance that the Company’s annual goodwill impairment testing will not result in a charge to earnings.  Should the Company’s analysis indicate a further degradation in the overall markets served by the Harsco Infrastructure Segment, impairment losses for assets associated with this Segment could be required.  Any impairment could result in the write down of the carrying value of goodwill to its implied fair value.

	September 30, 2011		December 31, 2010
Intangible Assets by Category (In thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer related	$185,102	$114,567	$184,864	$98,104
Non-compete agreements	1,364	1,306	1,386	1,317
Patents	6,937	5,098	6,976	4,868
Technology related	29,562	13,926	29,821	11,863
Trade names	18,450	7,537	18,635	5,188
Other	9,944	7,889	8,095	7,478
Total	$251,359	$150,323	$249,777	$128,818

Amortization expense for intangible assets was as follows:

	Three Months Ended September 30		Nine Months Ended September 30
(In thousands)	2011	2010	2011	2010
Amortization expense for intangible assets	$7,898	$8,262	$23,690	$24,823

The estimated amortization expense for the next five fiscal years based on current intangible assets and excluding the potential effect of future foreign currency exchange rate fluctuations is as follows:

(In thousands)	2011	2012	2013	2014	2015
Estimated amortization expense	$31,000	$17,500	$16,000	$13,500	$8,500

7.     Employee Benefit Plans

	Three Months Ended September 30
Defined Benefit Net Periodic Pension Cost	U. S. Plans		International Plans
(In thousands)	2011	2010	2011	2010
Defined benefit plans:
Service cost	$391	$518	$1,120	$1,009
Interest cost	3,381	3,500	12,166	11,925
Expected return on plan assets	(4,138)	(4,146)	(13,138)	(11,567)
Recognized prior service costs	62	84	107	90
Recognized losses	749	650	2,817	3,023
Amortization of transition liability	—	—	14	14
Settlement loss	—	179	—	17
Defined benefit plans net periodic pension cost	$445	$785	$3,086	$4,511

	Nine Months Ended September 30
Defined Benefit Net Periodic Pension Cost	U. S. Plans		International Plans
(In thousands)	2011	2010	2011	2010
Defined benefit plans:
Service cost	$1,174	$1,558	$3,359	$2,999
Interest cost	10,151	10,522	36,469	35,129
Expected return on plan assets	(12,423)	(12,463)	(39,386)	(34,059)
Recognized prior service costs	186	254	320	269
Recognized losses	2,248	1,954	8,443	8,897
Amortization of transition liability	—	—	43	41
Settlement loss	—	179	30	50
Defined benefit plans net periodic pension cost	$1,336	$2,004	$9,278	$13,326

Company Contributions	Three Months Ended September 30		Nine Months Ended September 30
(In thousands)	2011	2010	2011	2010
Defined benefit pension plans:
United States	$1,459	$453	$2,466	$1,346
International	6,279	3,547	27,196	13,268
Multiemployer pension plans	5,286	5,394	19,425	16,446
Defined contribution pension plans	4,244	4,659	10,064	10,339

The Company currently anticipates contributing an additional $0.6 million and $2.2 million for the U.S. and international defined benefit pension plans, respectively, during the remainder of 2011.

8.     Income Taxes

Income tax expense from continuing operations decreased for the three months ended September 30, 2011 compared with the three months ended September 30, 2010 primarily due to the recognition of income tax benefits from the expiration of the statutes of limitations for uncertain tax positions in certain jurisdictions.  Income tax expense from continuing operations increased for the nine months ended September 30, 2011 compared with the nine months ended September 30, 2010 primarily due to higher earnings from continuing operations.  The effective income tax rate related to continuing operations for the three and nine months ended September 30, 2011 was 18.0% and 22.7%, respectively.  The effective income tax rate related to continuing operations for the three and nine months ended September 30, 2010 was 25.4% and 26.2%, respectively.  The effective income tax rates decreased primarily due to the recognition of income tax benefits from the expiration of the statutes of limitations for uncertain tax positions in certain jurisdictions.

An income tax benefit from an uncertain tax position may be recognized when it is more-likely-than-not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on technical merits.  The unrecognized income tax benefit at September 30, 2011 was $42.7 million including interest and penalties.  Within the next twelve months, it is reasonably possible that up to $4.6 million of such amount will be recognized upon settlement of tax examinations and the expiration of various statutes of limitations.

9.     Commitments and Contingencies

Environmental

The Company is involved in a number of environmental remediation investigations and cleanups and, along with other companies, has been identified as a “potentially responsible party” for certain waste disposal sites.  While each of these matters is subject to various uncertainties, it is probable that the Company will agree to make payments toward funding certain of these activities and it is possible that some of these matters will be decided unfavorably to the Company.  The Company has evaluated its potential liability, and its financial exposure is dependent upon such factors as the continuing evolution of environmental laws and regulatory requirements, the availability and application of technology, the allocation of cost among potentially responsible parties, the years of remedial activity required and the remediation methods selected.  The Condensed Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010 include accruals in Other current liabilities of $2.4 million and $4.2 million, respectively, for environmental matters.  The amounts charged against pre-tax income related to environmental matters totaled $0.7 million and $1.5 million for the three and nine months ended September 30, 2011, respectively.  The amounts charged against pre-tax income related to environmental matters totaled $0.9 million and $1.6 million for the three and nine months ended September 30, 2010, respectively.

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

Brazilian Tax Disputes

The Company is involved in a number of tax disputes with federal, state and municipal tax authorities in Brazil.  These disputes are at various stages of the legal process, including the administrative review phase and the collection action phase, and include assessments of fixed amounts of principal and penalties, plus interest charges that increase at statutorily determined amounts per month and are assessed on the aggregate amount of the principal and penalties.  In addition, the losing party at the collection action or court appeals phase could be subject to a charge to cover statutorily mandated legal fees, which are generally calculated as a percentage of the total assessed amounts due, inclusive of penalty and interest.  A large number of the claims relate to value-added (“ICMS”), services (“ISS”) and social security (“INSS”) tax disputes.  The largest proportion of the assessed amounts relate to ICMS claims filed by the State Revenue Authorities from the State of São Paulo, Brazil (the “SPRA”), encompassing the period from January 2002 to May 2005.

In October 2009, the Company received notification of the SPRA’s final administrative decision regarding the levying of ICMS in the State of São Paulo in relation to services provided to a customer in the State between January 2004 and May 2005.  As of September 30, 2011, the principal amount of the tax assessment from the SPRA with regard to this case is approximately $3 million, with penalty, interest and fees assessed to date increasing such amount by an additional $29 million.  All such amounts include the effect of foreign currency translation.  Any increase in the aggregate amount since the Company’s last Quarterly Report filed on Form 10-Q is due to an increase in assessed interest and statutorily mandated legal fees for the quarter.

Another ICMS tax case involving the SPRA refers to the tax period from January 2002 to December 2003, and is still pending at the administrative phase, where the aggregate amount assessed by the tax authorities in August 2005 was $14 million (the amounts with regard to this claim are valued as of the date of the assessment since it has not yet reached the collection phase), composed of a principal amount of approximately $3 million, with penalty and interest assessed through that date increasing such amount by an additional $11 million.  All such amounts include the effect of foreign currency translation.

The Company continues to believe that it is not probable it will incur a loss for these assessments by the SPRA and continues to believe that sufficient coverage for these claims exists as a result of the Company’s customer’s indemnification obligations and such customer’s pledge of assets in connection with the October 2009 notice, as required by Brazilian procedure.

The Company intends to continue its practice of vigorously defending itself against these tax claims under various alternatives, including judicial appeal.  The Company will continue to evaluate its potential liability with regard to these claims on a quarterly basis; however, it is not possible to predict the ultimate outcome of these tax-related disputes in Brazil.

Asbestos-related Claims

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

At September 30, 2011, there are 19,056 pending asbestos personal injury claims filed against the Company.  Of these cases, 18,567 are pending in the New York Supreme Court for New York County in New York State.  The other claims, totaling 489, are filed in various counties in a number of state courts, and in certain Federal District Courts (including New York), and those complaints generally assert lesser amounts of damages than the New York State court cases or do not state any amount claimed.

As of September 30, 2011, the Company has obtained dismissal by stipulation, or summary judgment prior to trial, in 25,634 cases.

In view of the persistence of asbestos litigation nationwide, the Company expects to continue to receive additional claims.  However, there have been developments during the past several years, both by certain state legislatures and by certain state courts, which could favorably affect the Company’s ability to defend these asbestos claims in those jurisdictions.  These developments include procedural changes, docketing changes, proof of damage requirements and other changes that require plaintiffs to follow specific procedures in bringing their claims and to show proof of damages before they can proceed with their claim.  An example is the action taken by the New York Supreme Court (a trial court), which is responsible for managing all asbestos cases pending within New York County in the State of New York.  This Court issued an order in December 2002 that created a Deferred or Inactive Docket for all pending and future asbestos claims filed by plaintiffs who cannot demonstrate that they have a malignant condition or discernable physical impairment, and an Active or In Extremis Docket for plaintiffs who are able to show such medical condition.  As a result of this order, the majority of the asbestos cases filed against the Company in New York County have been moved to the Inactive Docket until such time as the plaintiffs can show that they have incurred a physical impairment.  At September 30, 2011, the Company has been listed as a defendant in 994 Active or In Extremis asbestos cases in New York County.  The Court’s Order has been challenged by some plaintiffs.

Except with regard to the legal costs in a few limited, exceptional cases, the Company’s insurance carrier has paid all legal and settlement costs and expenses to date related to the Company’s asbestos cases.  The Company has liability insurance coverage under various primary and excess policies that the Company believes will be available, if necessary, to substantially cover any liability that might ultimately be incurred on these claims.

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

Customer Disputes

The Company, through its Harsco Metals & Minerals Segment, provides services to various subsidiaries and affiliates of ArcelorMittal (“ArcelorMittal”) on a number of sites worldwide through long-term service contracts.  Currently, ArcelorMittal and the Company are involved in several commercial disputes, a few of which have resulted in legal action.  Both the Company and ArcelorMittal are working to resolve these matters.  Although results of operations and cash flows for a given period could be adversely affected by a negative outcome in these or other lawsuits, claims and proceedings, management believes that the ultimate outcome of these matters will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

Other

The Company is subject to various other claims and legal proceedings covering a wide range of matters that arose in the ordinary course of business.  In the opinion of management, all such matters are adequately covered by insurance or by established reserves, and, if not so covered, are without merit or are of such kind, or involve such amounts, as would not have a material adverse effect on the financial position, results of operations or cash flows of the Company.

Insurance liabilities are recorded when it is probable that a liability has been incurred for a particular event and the amount of loss associated with the event can be reasonably estimated.  Insurance reserves have been estimated based primarily upon actuarial calculations and reflect the undiscounted estimated liabilities for ultimate losses, including claims incurred but not reported.  Inherent in these estimates are assumptions that are based on the Company’s history of claims and losses, a detailed analysis of existing claims with respect to potential value, and current legal and legislative trends.  If actual claims differ from those projected by management, changes (either increases or decreases) to insurance reserves may be required and would be recorded through income in the period the change was determined.  When a recognized liability is covered by third-party insurance, the Company records an insurance claim receivable to reflect the covered liability.  Insurance claim receivables are included in Other receivables in the Company’s Condensed Consolidated Balance Sheets.  See Note 1, “Summary of Significant Accounting Policies,” to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 for additional information on Accrued Insurance and Loss Reserves.

10.  Reconciliation of Basic and Diluted Shares

	Three Months Ended		Nine Months Ended
	September 30		September 30
(In thousands, except per share amounts)	2011	2010	2011	2010
Income from continuing operations attributable to Harsco Corporation common stockholders	$32,207	$21,074	$82,648	$61,355

Weighted-average shares of common stock outstanding - basic	80,767	80,574	80,737	80,559
Dilutive effect of stock-based compensation	270	188	260	188
Weighted-average shares of common stock outstanding - diluted	81,037	80,762	80,997	80,747

Earnings from continuing operations per common share, attributable to Harsco Corporation common stockholders:
Basic	$0.40	$0.26	$1.02	$0.76

Diluted	$0.40	$0.26	$1.02	$0.76

At September 30, 2011, approximately 3,750 and 1,264 restricted stock units outstanding were not included in the three and nine month computation of diluted earnings per share, respectively, because the effect was antidilutive.  Additionally at September 30, 2011, approximately 589,000 and 198,491 stock options outstanding were not included in the three and nine month computation of diluted earnings per share, respectively, because the effect was antidilutive.  At September 30, 2010, approximately 500 and 12,000 restricted stock units outstanding were not included in the three and nine month computation of diluted earnings per share, respectively, because the effect was antidilutive.

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

All derivative instruments are recorded on the balance sheet at fair value.  Changes in the fair value of derivatives used to hedge foreign-currency-denominated balance sheet items are reported directly in earnings along with offsetting transaction gains and losses on the items being hedged.  Derivatives used to hedge forecasted cash flows associated with foreign currency commitments or forecasted commodity purchases may be accounted for as cash flow hedges, as deemed appropriate and if the criteria for hedge accounting are met.  Gains and losses on derivatives designated as cash flow hedges are deferred as a separate component of equity and reclassified to earnings in a manner that matches the timing of the earnings impact of the hedged transactions.  Generally, at September 30, 2011, these deferred gains and losses relate to foreign currency commitments and will be reclassified to earnings over 10 to 15 years from the balance sheet date.  The ineffective portion of all hedges, if any, is recognized currently in earnings.

The fair value of outstanding derivative contracts recorded as assets and liabilities in the Condensed Consolidated Balance Sheets at September 30, 2011 and December 31, 2010 was as follows:

	Asset Derivatives		Liability Derivatives
(In thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
September 30, 2011
Derivatives designated as hedging instruments:
Foreign currency forward exchange contracts	Other current assets	$349	Other current liabilities	$3
Cross-currency interest rate swaps	Other assets	43,685	Other liabilities	—
Total derivatives designated as hedging instruments		$44,034		$3

Derivates not designated as hedging instruments:
Foreign currency forward exchange contracts	Other current assets	$3,397	Other current liabilities	$2,507

	Asset Derivatives		Liability Derivatives
(In thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
December 31, 2010
Derivatives designated as hedging instruments:
Foreign currency forward exchange contracts	Other current assets	$—	Other current liabilities	$29
Cross-currency interest rate swaps	Other assets	31,803	Other liabilities	3,831
Total derivatives designated as hedging instruments		$31,803		$3,860

Derivates not designated as hedging instruments:
Foreign currency forward exchange contracts	Other current assets	$2,787	Other current liabilities	$1,042

The effect of derivative instruments on the Condensed Consolidated Statements of Income and the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2011 and 2010 was as follows:

Derivatives Designated as Hedging Instruments

(In thousands)	Amount of Gain (Loss) Recognized in Other Comprehensive Income (“OCI”) on Derivative - Effective Portion	Location of Gain (Loss) Reclassified from Accumulated OCI into Income - Effective Portion	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income - Effective Portion	Location of Gain (Loss) Recognized in Income on Derivative -Ineffective Portion and Amount Excluded from Effectiveness Testing	Amount of Gain (Loss) Recognized in Income on Derivative - Ineffective Portion and Amount Excluded from Effectiveness Testing
For the three months ended September 30, 2011:
Foreign currency forward exchange contracts	$(154)		$—		$—
Cross-currency interest rate swaps	10,616		—	Cost of services and products sold	19,581	(a)
	$10,462		$—		$19,581

For the three months ended September 30, 2010:
Foreign currency forward exchange contracts	$5		$—		$—
Commodity contracts	40	Cost of services and products sold	(1)	Cost of services and products sold	26
Cross-currency interest rate swap	1,426		—	Cost of services and products sold	(23,052	)(a)
	$1,471		$(1)		$(23,026)

(a)   These gains (losses) offset foreign currency fluctuation effects on the debt principal.

Derivatives Designated as Hedging Instruments

(In thousands)	Amount of Gain (Loss) Recognized in Other Comprehensive Income (“OCI”) on Derivative - Effective Portion	Location of Gain (Loss) Reclassified from Accumulated OCI into Income - Effective Portion	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income - Effective Portion	Location of Gain (Loss) Recognized in Income on Derivative - Ineffective Portion and Amount Excluded from Effectiveness Testing	Amount of Gain (Loss) Recognized in Income on Derivative - Ineffective Portion and Amount Excluded from Effectiveness Testing
For the nine months ended September 30, 2011:
Foreign currency forward exchange contracts	$(853)		$—		$—
Cross-currency interest rate swaps	19,745		—	Cost of services and products sold	(3,876	)(a)
	$18,892		$—		$(3,876)

For the nine months ended September 30, 2010:
Foreign currency forward exchange contracts	$144		$—		$—
Commodity contracts	7	Cost of services and products sold	(26)	Cost of services and products sold	6
Cross-currency interest rate swap	13,989		—	Cost of services and products sold	11,059	(a)
	$14,140		$(26)		$11,065

(a)   These gains (losses) offset foreign currency fluctuation effects on the debt principal.

Derivatives Not Designated as Hedging Instruments

	Location of Gain (Loss) Recognized in	Amount of Gain (Loss) Recognized in Income on Derivative for the Three Months Ended September 30 (a)
(In thousands)	Income on Derivative	2011	2010
Foreign currency forward exchange contracts	Cost of services and products sold	$7,507	$(5,495)

(a) These gains (losses) offset amounts recognized in cost of service and products sold principally as a result of intercompany or third party foreign currency exposures.

Derivatives Not Designated as Hedging Instruments

	Location of Gain (Loss) Recognized in	Amount of Gain (Loss) Recognized in Income on Derivative for the Nine Months Ended September 30 (a)
(In thousands)	Income on Derivative	2011	2010
Foreign currency forward exchange contracts	Cost of services and products sold	$430	$2,591

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

The Company uses derivative instruments to hedge cash flows related to foreign currency fluctuations.  At September 30, 2011 and December 31, 2010, the Company had $286.4 million and $214.2 million of contracted amounts, respectively, of foreign currency forward exchange contracts outstanding.  These contracts are part of a worldwide program to minimize foreign currency exchange-related operating income and balance sheet exposure by offsetting foreign currency exposures of certain future payments between the Company and its various subsidiaries, vendors or customers.  The unsecured contracts outstanding at September 30, 2011 mature at various times within seven months and are with major financial institutions.  The Company may be exposed to credit loss in the event of non-performance by the contract counterparties.  The Company evaluates the creditworthiness of the counterparties and does not expect default by them.  Foreign currency forward exchange contracts are used to hedge commitments, such as foreign currency debt, firm purchase commitments and foreign currency cash flows for certain export sales transactions.

The following tables summarize, by major currency, the contractual amounts of the Company’s foreign currency forward exchange contracts in U.S. dollars at September 30, 2011 and December 31, 2010.  The “Buy” amounts represent the U.S. dollar equivalent of commitments to purchase foreign currencies, and the “Sell” amounts represent the U.S. dollar equivalent of commitments to sell foreign currencies.  The recognized gains and losses offset amounts recognized in cost of services and products sold principally as a result of intercompany or third party foreign currency exposures.

September 30, 2011

(In thousands)	Type	U.S. Dollar Equivalent	Maturity	Recognized Gain (Loss)
British pounds sterling	Sell	$44,879	October 2011 through December 2011	$256
British pounds sterling	Buy	4,640	October 2011 through November 2011	(20)
Euros	Sell	136,001	October 2011 through April 2012	177
Euros	Buy	78,388	October 2011 through December 2011	533
Other currencies	Sell	4,558	October 2011 through December 2011	279
Other currencies	Buy	17,916	October 2011	10
Total		$286,382		$1,235

December 31, 2010

(In thousands)	Type	U.S. Dollar Equivalent	Maturity	Recognized Gain (Loss)
British pounds sterling	Sell	$54,479	January 2011 through May 2011	$1,806
British pounds sterling	Buy	208	January 2011 through May 2011	(2)
Euros	Sell	93,831	January 2011 through February 2011	(104)
Euros	Buy	44,571	January 2011 through February 2011	(338)
Other currencies	Sell	5,314	January 2011 through November 2011	(86)
Other currencies	Buy	15,748	January 2011	441
Total		$214,151		$1,717

In addition to foreign currency forward exchange contracts, the Company designates certain loans as hedges of net investments in foreign subsidiaries.  The Company recorded pre-tax net gains of $5.5 million and pre-tax net losses of $3.7 million during the three and nine months ended September 30, 2011, respectively, and pre-tax net gains of $36.6 million and pre-tax net losses of $15.5 million during the three and nine months ended September 30, 2010, respectively, into Accumulated other comprehensive loss, which is a separate component of stockholders’ equity.

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

Cross-Currency Interest Rate Swaps

		Interest Rates
(In millions)	Contractual Amount	Receive	Pay
Maturing 2018	$250.0	Fixed U.S. dollar rate	Fixed euro rate
Maturing 2020	220.0	Fixed U.S. dollar rate	Fixed British pound sterling rate
Maturing 2013	1.8	Floating U.S. dollar rate	Fixed rupee rate

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

The following table indicates the different financial instruments of the Company at September 30, 2011 and December 31, 2010:

Level 2 Fair Value Measurements

(In thousands)	September 30 2011	December 31 2010
Assets
Foreign currency forward exchange contracts	$3,745	$2,787
Cross-currency interest rate swaps	43,685	31,803

Liabilities
Foreign currency forward exchange contracts	2,510	1,071
Cross-currency interest rate swaps	—	3,831

Level 3 Fair Value Measurements

(In thousands)	September 30 2011	December 31 2010

Liabilities
Contingent consideration for acquisitions	$—	$3,872

The following table reconciles the beginning and ending balances for liabilities measured on a recurring basis using unobservable inputs (Level 3) for the three and nine months ended September 30:

Level 3 Liabilities — Contingent Consideration

	For the Three Months Ended September 30		For the Nine Months Ended September 30
(In thousands)	2011	2010	2011	2010
Balance at beginning of period	$—	$4,094	$3,872	$9,735
Acquisitions during the period	—	—	—	4,618
Fair value adjustments included in earnings	—	(989)	(3,966)	(10,620)
Effect of exchange rate changes	—	515	94	(113)
Balance at end of period	$—	$3,620	$—	$3,620

The Company primarily applies the market approach for recurring fair value measurements and endeavors to utilize the best available information.  Accordingly, the Company utilizes valuation techniques that maximize the use of observable inputs — such as forward rates, interest rates, the Company’s credit risk and counterparties’ credit risks — and minimize the use of unobservable inputs.  The Company is able to classify fair value balances based on the observability of those inputs.  Commodity derivatives, foreign currency forward exchange contracts and cross-currency interest rate swaps are classified as Level 2 fair value based upon pricing models using market-based inputs.  Model inputs can be verified, and valuation techniques do not involve significant management judgment.

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and short-term borrowings approximate fair value due to the short-term maturities of these assets and liabilities.  At September 30, 2011 and December 31, 2010, the total fair value of long-term debt, including current maturities, was $937.6 million and $905.0 million, respectively, compared to carrying value of $858.4 million and $853.7 million, respectively.  Fair values for debt are based on quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities.

12. Review of Operations by Segment

	Three Months Ended September 30		Nine Months Ended September 30
(In thousands)	2011	2010	2011	2010
Revenues From Continuing Operations
Harsco Metals & Minerals	$400,478	$369,351	$1,216,004	$1,089,801
Harsco Infrastructure	282,319	253,569	842,220	766,851
Harsco Rail	87,438	70,675	227,985	252,404
Harsco Industrial	85,629	58,726	223,801	172,091
Corporate	—	80	—	180
Total Revenues From Continuing Operations	$855,864	$752,401	$2,510,010	$2,281,327

Operating Income (Loss) From Continuing Operations
Harsco Metals & Minerals	$30,907	$34,026	$94,764	$94,012
Harsco Infrastructure	(3,296)	(13,643)	(25,875)	(46,467)
Harsco Rail	11,636	14,401	42,279	56,429
Harsco Industrial	13,750	10,345	37,468	32,439
Corporate	(2,169)	(1,059)	(4,339)	(2,237)
Total Operating Income (Loss) From Continuing Operations	$50,828	$44,070	$144,297	$134,176

Reconciliation of Segment Operating Income to Consolidated Income From Continuing Operations Before Income Taxes and Equity Income

	Three Months Ended September 30		Nine Months Ended September 30
(In thousands)	2011	2010	2011	2010
Segment operating income	$52,997	$45,129	$148,636	$136,413
General corporate	(2,169)	(1,059)	(4,339)	(2,237)
Operating income from continuing operations	50,828	44,070	144,297	134,176
Interest income	683	737	2,022	1,849
Interest expense	(12,230)	(15,709)	(36,809)	(47,239)
Income from continuing operations before income taxes and equity income	$39,281	$29,098	$109,510	$88,786

13.  Other (Income) Expenses

This income statement classification includes restructuring costs for employee termination benefits and costs to exit activities; impaired asset write-downs; net gains or losses on the disposal of non-core assets; and business combination accounting adjustments for contingent consideration related to acquisitions by the Company.

	Three Months Ended September 30		Nine Months Ended September 30
(In thousands)	2011	2010	2011	2010
Restructuring costs	$4,546	$2,089	$11,804	$14,494
Net gains from sale of non-core assets	(1,560)	(758)	(4,374)	(6,612)
Contingent consideration adjustments	—	(989)	(3,966)	(10,620)
Other	64	541	967	718
Other (income) expenses	$3,050	$883	$4,431	$(2,020)

14.  Restructuring Programs

Fourth Quarter 2010 Harsco Infrastructure Program

On December 8, 2010, the Company approved a restructuring plan for the Harsco Infrastructure Segment (the “Fourth Quarter 2010 Harsco Infrastructure Program”).  This restructuring initiative was in response to global economic and financial conditions that were adversely affecting this Segment’s end markets.  These conditions included such factors as the following:

•         a continued shortage of meaningful commercial and multi-family construction activity in various regions of the world served by the Harsco Infrastructure Segment;

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

At September 30, 2011, the Company had completed workforce reductions of 451 employees of a total expected workforce reduction of 494 employees.  The remaining workforce reductions are targeted for completion during 2011 and the remaining exit activities are targeted for completion during 2012.

The restructuring accrual for the Fourth Quarter 2010 Harsco Infrastructure Program at September 30, 2011 and the activity for the nine months then ended are as follows:

(In thousands)	Accrual December 31 2010	Adjustments to Previously Recorded Restructuring Charges (a)	Cash Expenditures	Foreign Currency Translation	Accrual September 30 2011
Harsco Infrastructure Segment
Employee termination benefit costs	$9,254	$(1,039)	$(7,208)	$307	$1,314
Cost to exit activities	21,449	1,722	(10,082)	92	13,181
Other	97	—	(90)	—	7
Total	$30,800	$683	$(17,380)	$399	$14,502

(a)          Adjustments to previously recorded restructuring charges resulted from changes in facts and circumstances in the implementation of these activities as well as the timing of additional expenses recognized under U.S. GAAP.

The majority of the remaining cash expenditures of $14.5 million related to these actions are expected to be paid throughout 2011 and 2012.

Prior Restructuring Programs

The Company implemented other actions throughout 2010 to further reduce its cost structure and close certain facilities as a result of the continued financial and economic downturn.  These actions were in addition to the Fourth Quarter 2010 Harsco Infrastructure Program, which is described above.  Through September 30, 2011, the Company had completed all workforce reductions related to these actions of 249 employees for the Harsco Infrastructure Segment; and reductions of 188 employees of a total expected workforce reduction of 242 employees for the Harsco Metals & Minerals Segment.  Remaining workforce reductions and costs to exit activities are targeted for substantial completion during the remainder of 2011 and in 2012.

The restructuring accrual for the prior restructuring programs at September 30, 2011 and the activity for the nine months then ended are as follows:

(In thousands)	Accrual December 31 2010	Adjustments to Previously Recorded Restructuring Charges (a)	Cash Expenditures	Foreign Currency Translation	Accrual September 30 2011
Harsco Infrastructure Segment
Employee termination benefit costs	$905	$(361)	$(571)	$27	$—
Cost to exit activities	413	(61)	(367)	15	—
Total Harsco Infrastructure Segment	1,318	(422)	(938)	42	—

Harsco Metals & Minerals Segment
Employee termination benefit costs	2,109	(88)	(623)	(134)	1,264
Cost to exit activities	864	—	(131)	28	761
Total Harsco Metals & Minerals Segment	2,973	(88)	(754)	(106)	2,025
Total	$4,291	$(510)	$(1,692)	$(64)	$2,025

(a)          Adjustments to previously recorded restructuring charges resulted from changes in facts and circumstances in the implementation of these activities as well as the timing of additional expenses recognized under U.S. GAAP.

The majority of the remaining cash expenditures of $2.0 million related to these actions are expected to be paid throughout 2011 and 2012.

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

Forward-Looking Statements

The nature of the Company’s business and the many countries in which it operates subject it to changing economic, competitive, regulatory and technological conditions, risks and uncertainties.  In accordance with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company provides the following cautionary remarks regarding important factors that, among others, could cause future results to differ materially from the results contemplated by the forward-looking statements, including the expectations and assumptions expressed or implied herein.  Forward-looking statements contained herein include, among other things, statements about the Company’s management’s confidence and strategies for performance; expectations for new and existing products, technologies and opportunities; and expectations regarding growth, sales, cash flows, earnings and Economic Value Added (“EVA®”).  These statements can be identified by the use of such terms as “may,” “could,” “expect,” “anticipate,” “intend,” “believe” or other comparable terms.

Factors that could cause actual results to differ, perhaps materially, from those implied by the forward looking statements include, but are not limited to:  (1) changes in the worldwide business environment in which the Company operates, including general economic conditions; (2) changes in currency exchange rates, interest rates, commodity and fuel costs and capital costs; (3) changes in the performance of stock and bond markets that could affect, among other things, the valuation of the assets in the Company’s pension plans and the accounting for pension assets, liabilities and expenses; (4) changes in governmental laws and regulations, including environmental, tax and import tariff standards; (5) market and competitive changes, including pricing pressures, market demand and acceptance for new products, services and technologies; (6) unforeseen business disruptions in one or more of the many countries in which the Company operates due to political instability, civil disobedience, armed hostilities, public health issues or other calamities; (7) the seasonal nature of the business; (8) the Company’s ability to successfully enter into new contracts and complete new acquisitions or joint ventures in the timeframe contemplated or at all; (9) the integration of the Company’s strategic acquisitions; (10) the amount and timing of repurchases of the Company’s common stock, if any; (11) the recent global financial and credit crises and economic conditions generally, which could result in the Company’s customers curtailing development projects, construction, production and capital expenditures, which, in turn, could reduce the demand for the Company’s products and services and, accordingly, the Company’s sales, margins and profitability; (12) the outcome of any disputes with customers; (13) the financial condition of the Company’s customers, including the ability of customers (especially those that may be highly leveraged and those with inadequate liquidity) to maintain their credit availability; (14) the Company’s ability to successfully implement and receive the expected benefits of cost-reduction and restructuring initiatives, including the achievement of expected cost savings in the expected time frame; (15) risk and uncertainty associated with intangible assets; and (16) other risk factors listed from time to time in the Company’s SEC reports.  A further discussion of these, along with other potential factors, can be found in Part I, Item 1A, “Risk Factors,” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.  The Company cautions that these factors may not be exhaustive and that many of these factors are beyond the Company’s ability to control or predict.  Accordingly, forward-looking statements should not be relied upon as a prediction of actual results.  The Company undertakes no duty to update forward-looking statements except as may be required by law.

Executive Overview

Revenues for the Company during the third quarter of 2011 were $855.9 million compared with $752.4 million in the third quarter of 2010.  Foreign currency translation increased revenues by $28.4 million for the third quarter of 2011 in comparison with the third quarter of 2010.  The Company generated increased revenues across all operating segments in the third quarter of 2011 compared with 2010.  The increased revenues in the third quarter of 2011 were due to increased customer steel production in the Harsco Metals & Minerals Segment, increased demand in the Harsco Industrial Segment, increased volumes of erection and dismantling services in the Harsco Infrastructure Segment, and the timing of rail equipment shipments in the Harsco Rail Segment.

	Three Months Ended September 30					Percentage Change from 2010 to 2011
Revenues by Segment (Dollars in millions)	2011		2010	Change		Price/ Volume	Currency	Total
Harsco Metals & Minerals	$400.5		$369.4	$31.1		4.2%	4.2%	8.4%
Harsco Infrastructure	282.3		253.6	28.8		6.5	4.8	11.3
Harsco Rail	87.4		70.7	16.8		22.4	1.3	23.7
Harsco Industrial	85.6		58.7	26.9		45.6	0.2	45.8
Total revenues	$855.9	(a)	$752.4	$103.5	(a)	10.0%	3.8%	13.8%

(a)          Does not total due to rounding.

Revenues for the Company during the first three quarters of 2011 were $2.5 billion compared with $2.3 billion in the first three quarters of 2010.  Foreign currency translation increased revenues by $108.7 million for the first three quarters of 2011 in comparison with the first three quarters of 2010.  Increases in revenues in the first nine months of 2011 compared with the first nine months of 2010 were driven by the factors noted above for the quarterly increases.

	Nine Months Ended September 30			Percentage Change from 2010 to 2011
Revenues by Segment (Dollars in millions)	2011	2010	Change	Price/ Volume	Currency	Total
Harsco Metals & Minerals	$1,216.0	$1,089.8	$126.2	5.9%	5.7%	11.6%
Harsco Infrastructure	842.2	766.9	75.4	4.2	5.6	9.8
Harsco Rail	228.0	252.4	(24.4)	(10.8)	1.1	(9.7)
Harsco Industrial	223.8	172.1	51.7	29.7	0.3	30.0
Corporate	—	0.1	(0.1)	(100.0)	—	(100.0)
Total revenues	$2,510.0	$2,281.3	$228.7 (a)	5.2%	4.8%	10.0%

(a)          Does not total due to rounding.

The Company continues to execute on its geographic expansion strategy, as revenues from targeted growth markets were approximately 27% of total revenues in the first nine months of 2011, compared with 25% for the first nine months of 2010 and 25% for the year ended December 31, 2010.

	Three Months Ended September 30			Percentage Change from 2010 to 2011
Revenues by Region (Dollars in millions)	2011	2010	Change	Price/ Volume	Currency	Total
Western Europe	$309.5	$297.3	$12.2	(1.7)%	5.8%	4.1%
North America	311.5	258.9	52.6	19.9	0.4	20.3
Latin America (a)	88.3	76.0	12.3	12.6	3.6	16.2
Middle East and Africa	49.7	45.7	4.0	8.8	(0.0)	8.8
Asia-Pacific	55.3	41.6	13.7	20.2	12.7	32.9
Eastern Europe	41.6	32.9	8.7	20.6	5.8	26.4
Total revenues	$855.9	$752.4	$103.5	10.0%	3.8%	13.8%

(a)          Includes Mexico.

	Nine Months Ended September 30			Percentage Change from 2010 to 2011
Revenues by Region (Dollars in millions)	2011	2010	Change	Price/ Volume	Currency	Total
Western Europe	$955.3	$892.7	$62.6	(0.3)%	7.3%	7.0%
North America	878.6	826.1	52.5	6.0	0.4	6.4
Latin America (a)	259.2	212.5	46.7	15.1	6.9	22.0
Middle East and Africa	156.2	151.6	4.6	1.0	2.0	3.0
Asia-Pacific	148.9	114.7	34.2	15.9	13.9	29.8
Eastern Europe	111.8	83.7	28.1	25.4	8.2	33.6
Total revenues	$2,510.0	$2,281.3	$228.7	5.2%	4.8%	10.0%

(a)          Includes Mexico.

Operating income from continuing operations for the third quarter and first nine months of 2011 was $50.8 million and $144.3 million, respectively, compared with $44.1 million and $134.2 million for the same periods in 2010.  Foreign currency translation increased operating income by $1.4 million and $4.2 million, respectively, for the third quarter and first nine months of 2011.  The remaining increase in operating income for the third quarter and first nine months of 2011 is primarily driven by the realization of cost savings benefits from the restructuring initiatives implemented in the fourth quarter of 2010 in the Harsco Infrastructure Segment and increased demand in the Harsco Industrial Segment.  Offsetting these increases in operating income was the impact of the timing and mix of rail equipment shipments in the Harsco Rail Segment.  Diluted earnings per share from continuing operations for the third quarter of 2011 were $0.40 compared with $0.26 for the third quarter of 2010.  For the first nine months of 2011, diluted earnings per share from continuing operations were $1.02 compared with $0.76 in the first nine months of 2010.

The Company continues to have significant available liquidity and has been able to obtain all necessary financing.  During the first nine months of 2011, the Company generated $190.1 million in operating cash flow, compared with $236.0 million for the first nine months of 2010.  Capital expenditures in the first nine months of 2011 were higher than in the first nine months of 2010.  However, cash proceeds from asset sales totaled $37.2 million in the first nine months of 2011 compared with $18.4 million in the first nine months of 2010.  Balance sheet debt increased from December 31, 2010 and the Company’s debt to capital ratio increased slightly from 37.6% at December 31, 2010 (the Company’s lowest level since 1998) to 38.0% at September 30, 2011.  The Company’s debt to total capital ratio was 43.3% at September 30, 2010.  See Liquidity and Capital Resources under Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Operating Results” for further discussion of cash flows.

Segment Financial Highlights

Revenues	Three Months Ended September 30					Change
(Dollars in millions)	2011			2010		Amount		Percent
Harsco Metals & Minerals	$400.5		46.8%	$369.4	49.1%	$31.1		8.4%
Harsco Infrastructure	282.3		33.0	253.6	33.7	28.8		11.3
Harsco Rail	87.4		10.2	70.7	9.4	16.8		23.7
Harsco Industrial	85.6		10.0	58.7	7.8	26.9		45.8
Total revenues	$855.9	(a)	100.0%	$752.4	100.0%	$103.5	(a)	13.8%

(a)          Does not total due to rounding.

Operating Income (Loss)	Three Months Ended September 30				Change
(Dollars in millions)	2011		2010		Amount	Percent
Harsco Metals & Minerals	$30.9	60.8%	$34.0	77.2%	$(3.1)	(9.2)%
Harsco Infrastructure	(3.3)	(6.5)	(13.6)	(31.0)	10.3	75.8
Harsco Rail	11.6	22.9	14.4	32.7	(2.8)	(19.2)
Harsco Industrial	13.8	27.1	10.3	23.4	3.4	32.9
Corporate	(2.2)	(4.3)	(1.0)	(2.3)	(1.1)	(104.8)
Total operating income	$50.8	100.0%	$44.1	100.0%	$6.8 (a)	15.3%

(a)          Does not total due to rounding.

	Three Months Ended September 30
Operating Margins	2011	2010
Harsco Metals & Minerals	7.7%	9.2%
Harsco Infrastructure	(1.2)	(5.4)
Harsco Rail	13.3	20.4
Harsco Industrial	16.1	17.6
Consolidated operating margin	5.9%	5.9%

Revenues	Nine Months Ended September 30				Change
(Dollars in millions)	2011		2010		Amount	Percent
Harsco Metals & Minerals	$1,216.0	48.4%	$1,089.8	47.8%	$126.2	11.6%
Harsco Infrastructure	842.2	33.6	766.9	33.6	75.4	9.8
Harsco Rail	228.0	9.1	252.4	11.1	(24.4)	(9.7)
Harsco Industrial	223.8	8.9	172.1	7.5	51.7	30.0
Corporate	—	—	0.1	—	(0.1)	(100.0)
Total revenues	$2,510.0	100.0%	$2,281.3	100.0%	$228.7 (a)	10.0%

(a)          Does not total due to rounding.

Operating Income (Loss)	Nine Months Ended September 30					Change
(Dollars in millions)	2011			2010		Amount	Percent
Harsco Metals & Minerals	$94.8	65.7%		$94.0	70.1%	$0.8	0.8%
Harsco Infrastructure	(25.9)	(17.9)		(46.5)	(34.6)	20.6	44.3
Harsco Rail	42.3	29.3		56.4	42.0	(14.2)	(25.1)
Harsco Industrial	37.5	26.0		32.4	24.2	5.0	15.5
Corporate	(4.3)	(3.0)		(2.2)	(1.6)	(2.1)	(94.0)
Total revenues	$144.3 (a)	100.0	%(a)	$134.2 (a)	100.0%	$10.1	7.5%

(b)         Does not total due to rounding.

	Nine Months Ended September 30
Operating Margins	2011	2010
Harsco Metals & Minerals	7.8%	8.6%
Harsco Infrastructure	(3.1)	(6.1)
Harsco Rail	18.5	22.4
Harsco Industrial	16.7	18.8
Consolidated operating margin	5.7%	5.9%

Harsco Metals & Minerals Segment:

The Harsco Metals & Minerals Segment generated higher revenues in the first three quarters of 2011 compared with 2010 due principally to the increased steel production of its customers and the overall weaker U.S. dollar.  The favorable impact of these items on operating income was offset by higher commodity prices and decreased production in the minerals business during the first nine months of 2011.

Significant Effects on Revenues (In millions)	Three Months Ended September 30	Nine Months Ended September 30
Revenues — 2010	$369.4	$1,089.8
Net increased volume	15.6	64.1
Impact of foreign currency translation	15.5	62.1
Revenues — 2011	$400.5	$1,216.0

Significant Effects on Operating Income:

•                  Customers’ production increased approximately 6% compared with the first nine months of 2010.

•                  Strong performance of on-site services provided to metal producers during the first nine months of 2011.

•                  Negative impact due to higher fuel prices.

•                  Net restructuring expense, which includes costs for exit activities, termination benefits and other items, offset by asset sale gains, increased by $1.9 million and $4.9 million, respectively, from the third quarter and first nine months of 2010.

•                  Foreign currency translation in the third quarter and first nine months of 2011 increased operating income for this Segment by $1.3 million and $5.3 million, respectively, compared with the third quarter and first nine months of 2010.

Harsco Infrastructure Segment:

The Harsco Infrastructure Segment generated higher revenues during the first three quarters of 2011 compared with 2010 due principally to increased volumes of erection and dismantling services and the overall weaker U.S. dollar.  The Segment generated a smaller operating loss in the third quarter and first nine months of 2011 primarily due to cost savings from restructuring initiatives implemented in 2010.

Significant Effects on Revenues (In millions)	Three Months Ended September 30	Nine Months Ended September 30
Revenues — 2010	$253.6	$766.9
Net increased volume	24.3	39.9
Impact of foreign currency translation	12.1	43.1
Sale of two lines of business	(7.7)	(7.7)
Revenues — 2011	$282.3	$842.2

Significant Effects on Operating Income:

•                  In the third quarter and first nine months of 2011, this Segment’s operating results improved due to the realization of forecasted cost savings resulting from restructuring initiatives implemented in the fourth quarter of 2010.

•                  Rental rates were up slightly compared to the third quarter of 2010.  However, the increased volumes were offset by lower margins on erection and dismantling services, primarily in Europe.

•                  Net restructuring expense decreased $1.2 million and $8.5 million, respectively, from the third quarter and first nine months of 2010.

•                  Contingent consideration adjustments of $4.0 million and $10.6 million were recognized in the Harsco Infrastructure Segment during the first nine months of 2011 and 2010, respectively.

•                  Foreign currency translation decreased operating income by $1.8 million for the first nine months of 2011 compared with 2010.  Foreign currency translation did not have a significant effect on operating income for the third quarter of 2011 compared with 2010.

Harsco Rail Segment:

The Harsco Rail Segment generated lower operating income during the first nine months of 2011 due principally to the timing of rail equipment shipments.  The Segment generated higher revenues and lower operating income during the third quarter of 2011 compared with 2010 due to the timing and product mix of rail equipment shipments.

Significant Impacts on Revenues (In millions)	Three Months Ended September 30	Nine Months Ended September 30
Revenues — 2010	$70.7	$252.4
Net change in volume	15.8	(27.3)
Impact of foreign currency translation	0.9	2.9
Revenues — 2011	$87.4	$228.0

Significant Impacts on Operating Income:

•                  As expected, this Segment’s operating income for the first nine months of 2011 was lower than the first nine months of 2010 due principally to the timing of rail equipment shipments.  Operating income for the third quarter of 2011 was lower than 2010 due to the mix of rail equipment shipments.  As a result of the timing of certain orders in 2010, results for the fourth quarter of 2011 are expected to exceed the fourth quarter of the 2010.

•                  Also positively impacting operating income for the first nine months of 2011 was a change in estimated costs related to the first phase of the China Ministry of Railways equipment order.  This change in estimated costs resulted in a total of $8 million in lower costs which were recognized in the second quarter as a reduction of cost of goods sold.  The Company does not anticipate any further significant changes in estimated costs as the first phase of the China Ministry of Railways equipment order is now completed.

Harsco Industrial Segment:

The Harsco Industrial Segment generated higher revenues and operating income in the third quarter and first nine months of 2011 compared with 2010 due principally to improved markets in the natural gas industry and the industrial grating business.

Significant Effects on Revenues (In millions)	Three Months Ended September 30	Nine Months Ended September 30
Revenues — 2010	$58.7	$172.1
Net increased price and volume	26.8	51.1
Impact of foreign currency translation	0.1	0.6
Revenues — 2011	$85.6	$223.8

Significant Effects on Operating Income:

•                  Increased demand across all Harsco Industrial businesses, principally as a result of improved markets in the natural gas industry and industrial grating business, increased operating income for the third quarter and first nine months of 2011.

•                  Operating income was negatively impacted by higher commodity prices and inventory costs.

Outlook, Trends and Strategies

Despite the still-fragile U.S. economy and continued uncertainties throughout several major global economies, particularly in non-residential construction markets in the United Kingdom and certain Western European countries, the Company believes it is well-positioned to capitalize on opportunities in the near to long-term based on its strong balance sheet, available liquidity and ability to generate strong operating cash flows, as well as its demonstrated ability to execute appropriate countermeasures.  Countermeasures such as ongoing cost-reduction initiatives; the Company’s OneHarsco initiative; and the Company’s continuous improvement program have significantly reduced, and should continue to reduce, the Company’s cost structure and further enhance its financial strength without sacrificing its solution-based services and products.  The Company’s expansion of its global footprint in targeted growth markets; its diversity of services and products in industries that are fundamental to global growth; its long-term mill services and minerals supply contracts; and the portability and mobility of its Harsco Infrastructure services equipment, help mitigate the Company’s overall long-term exposure to changes in the economic outlook in any single economy.  However, any further deterioration of global economies could still have an adverse impact on the Company’s results of operations, financial condition and cash flows.

In addition to the items noted in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, the following significant items, risks, trends and strategies are expected to affect the Company for the remainder of 2011 and beyond:

•                  The Company will continue to place a strong focus on corporate-wide expansion into targeted emerging markets to grow and improve the balance of its geographic footprint.  More specifically, the Company’s global growth strategies include steady, targeted expansion, particularly in the Gulf Region of the Middle East and Africa, Asia-Pacific and Latin America to further complement the Company’s already-strong presence throughout Europe and North America.  Growth is also expected to be achieved through the provision of additional services to existing customers; new contracts in both developed and targeted growth markets; and targeted joint ventures and partnerships in strategic countries and market sectors.  This strategy’s goal is to achieve approximately 35% of revenue from emerging markets by 2015.  This growth is expected to come both organically and through targeted joint venture investments.  Over time, a balanced geographic footprint should also benefit the Company through further diversification of its customer base.

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

•                  The Company has maintained a capital structure with a balance sheet debt to capital ratio approximating 40% for the last several years.  That ratio was 38.0% at September 30, 2011 primarily due to prudent cash management.  This provides financial flexibility for investing in strategic initiatives, including joint ventures and capital outlays, particularly for growth initiatives.  However, such future spending may require short-term borrowing.

•                  A majority of the Company’s revenue is currently generated from customers located outside of the United States, and a substantial portion of the Company’s assets and employees are also located outside of the United States.  United States’ income tax and foreign withholding taxes have not been provided on undistributed earnings for certain non-U.S. subsidiaries, as the Company considers such earnings as indefinitely reinvested in the operations of those subsidiaries.  The Executive Branch of the U.S. Government (the “Administration”) has indicated that future tax reform may be structured with more of the business community’s concerns in mind; however, the Administration has provided no indication that intended reform will be any more favorable to U.S. multi-national corporations with earnings indefinitely reinvested abroad.  Any tax reform that reduces the Company’s ability to defer U.S. taxes on earnings indefinitely reinvested outside of the United States could have a negative impact on the Company’s ability to compete in the global marketplace.

•                  Fluctuations in the U.S. dollar can have significant effects in the Harsco Metals & Minerals Segment and Harsco Infrastructure Segment, as approximately 80% of the revenues generated in these segments are from outside the United States.  If the U.S. dollar weakens, sales and operating income would generally improve.  If the U.S. dollar strengthens, sales and operating income would generally be lower.

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

•                  The Company expects continued strong cash flows from operating activities, although 2011 will likely be less than 2010.  In regard to the use of these cash flows, the Company’s intention is to take a balanced approach.  The first use of cash flows will be to continue to pay the Company’s cash dividend, which has been paid since 1939.  Secondly, the Company plans to allocate capital expenditures to projects that have the appropriate long-term return characteristics.

•      Total defined benefit pension expense for 2012 is expected to be higher than the 2011 level due to a current trend toward lower discount rates which result from lower yields on AA-graded corporate bonds, as well as volatile financial markets affecting plan asset returns.

Harsco Metals & Minerals Segment:

•                  The business is expected to show modest year-over-year improvement in results in the fourth quarter and full-year 2011.  Steel production for the remainder of 2011 is expected to slow from third quarter 2011 levels and stainless steel production is expected to remain lower year-over-year.  Longer-term, the outlook remains positive with global steel production expected to rise as economies of the world stabilize.  Further, the Company continues to see success in new contract signings and in its efforts to exit existing lower return contracts, which should increase future margins and returns on capital.  Also, the Segment has recently entered into strategic alliances with Lanzatech and Equinox, which the Company believes have the potential for future growth opportunities.

•                  The new 25-year environmental solutions contract for onsite metal recovery in China that was awarded in July 2011 to the Company’s previously-announced venture with Taiyuan Iron & Steel (Group) Co., Ltd. (“TISCO”) will effectively address the environmentally beneficial processing and metal recovery of TISCO’s stainless and carbon steel slag production by-products across a range of potential commercial applications.  The Company anticipates that the venture has the potential to generate new revenues of an estimated $30 million per year initially, beginning after the start-up of operations in the fourth quarter of 2012, and ramping up to a projected run rate of approximately $50 million to $60 million per year when fully operational.  The Company and TISCO will respectively share a 60%-40% relationship in the partnership and the Company will consolidate the financial statements of the venture.

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

•                  The industrial abrasives and roofing granules business within the Harsco Metals & Minerals Segment generates value by collecting and processing boiler slag, a coal combustion by-product (“CCP”), into commercially useful products that put this material to beneficial use in products such as roofing materials and blasting abrasives.  In May 2010, the Environmental Protection Agency (“EPA”) released a proposed rule that set out two different options with regard to the regulation of CCPs produced by coal-fired utility boilers.  One option would regulate CCPs as hazardous waste when the CCPs are destined for disposal in landfills and surface impoundments.  The second option would regulate the disposal of CCPs as solid waste by issuing minimum national criteria for proper management of these non-hazardous, solid wastes.  Neither proposal changes the EPA’s prior determination that beneficially used CCPs, including the Company’s products, are exempt from the hazardous waste regulations.  The adoption, terms and timing of any new regulation controlling disposal of CCPs remain uncertain and there can be no assurance that any CCP regulation will continue to provide for an exemption for beneficial use of CCPs.  The Company will continue to closely monitor the EPA’s proposal.

Harsco Infrastructure Segment:

•                  At this time, the Company expects this Segment’s fourth quarter loss to be higher than those of both the second and the third quarters of 2011, due principally to market conditions in the United Kingdom and an expected seasonal slow-down in business activity in the fourth quarter; however, full year results for 2011 are expected to exceed 2010.  Longer-term, the Company believes the full realization of all cost reduction actions and countermeasures, coupled with moderate improvements in its key global end-markets, will return this Segment to profitability.

•                  As expected, this Segment is realizing the anticipated savings resulting from the successful implementation of the major restructuring plan announced at the end of 2010.  The Company expects such savings, coupled with 2011 countermeasures, will approximate $40 million in 2011, with full annualized savings of $60 million starting in 2012.  While average rental rates and utilization rates have stabilized in recent quarters, uncertainties remain in key end markets, particularly in the United Kingdom, several other European countries and, to a lesser degree, the United States.

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

•                  The Company’s 2010 annual impairment testing did not result in any impairment of the Company’s goodwill.  However, the fair value of the Harsco Infrastructure Segment exceeded its carrying value by approximately 4%.  The Company determined that as of September 30, 2011, no interim goodwill impairment testing was necessary.  The Company’s 2011 annual goodwill impairment testing is in process and will be completed during the fourth quarter of 2011.  There can be no assurance that the Company’s annual goodwill impairment testing will not result in a charge to earnings.  The Company’s estimates of fair value are based on assumptions about the future operating cash flows and growth rates of each reporting unit, discount rates applied to those cash flows and current market estimates of value.  Although not finalized, the Company expects to see an increase in discount rates being utilized for the 2011 annual goodwill impairment testing.  This expectation is based on changes in debt levels, debt rating and market capitalization since the 2010 annual goodwill testing was completed.  There is also an expected decrease in the book value of the Harsco Infrastructure Segment based on write-downs associated with restructuring actions under the Fourth Quarter 2010 Harsco Infrastructure Program.  Additionally, assumptions about the future operating cash flows of the Harsco Infrastructure Segment may include additional countermeasures and cost reduction actions the Company is currently reviewing to improve future results.  Should the Company’s analysis indicate a further degradation in the overall markets served by the Harsco Infrastructure Segment, impairment losses for assets associated with this Segment could be required.  Any necessary impairment could result in the write down of the carrying value of goodwill to its implied fair value.

Harsco Rail Segment:

•                  While some sequential improvement in operating income and margins is expected in the fourth quarter of 2011 over the third quarter of 2011, the fourth quarter 2011 results will be tempered by the timing of several machine sales that were expected to be delivered late in the fourth quarter of 2011, but which are now expected to be delivered in the first quarter of 2012.  Total 2011 revenues for this Segment are still expected to approximate those of 2010 and again approximate the $300 million level.

•                  Longer-term, the outlook for this Segment continues to be favorable.  The global demand for railway maintenance-of-way equipment, parts, and services continues to be strong and the Class I railroads in the United States continue to report increased freight shipments, a positive indication of further opportunities for this Segment going into 2012.  The Segment also expects to enter 2012 with a solid order book.

•                  International demand for Harsco Rail’s track maintenance services, solutions and equipment has been strong, as reflected in global bidding activity.  This is expected to continue in the long-term.  The Harsco Rail Segment expects to develop a larger presence in certain developing countries as track construction and maintenance needs grow.  Additionally, new service and sales opportunities, along with strategic acquisitions and/or joint ventures in the Harsco Rail Segment, will be considered if the appropriate strategic opportunities arise.

Harsco Industrial Segment:

•                  The final quarter of 2011 is expected to produce operating income comparable to that of the fourth quarter of last year.  The longer-term outlook for this Segment remains favorable as many of this Segment’s manufactured products are utilized in the energy markets.  This, combined with the Company’s continued success in expanding this Segment globally, should result in significant growth.

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

Results of Operations

	Three Months Ended September 30
			Change
(Dollars in millions, except per share amounts)	2011	2010	Amount	%
Revenues from continuing operations	$855.9	$752.4	$103.5	13.8%
Cost of services and products sold	671.4	574.8	96.6	16.8
Selling, general and administrative expenses	129.0	131.4	(2.4)	(1.8)
Other (income) expenses	3.1	0.9	2.2	245.4
Operating income from continuing operations	50.8	44.1	6.8	15.3
Interest expense	12.2	15.7	(3.5)	(22.1)
Income tax expense from continuing operations	7.1	7.4	(0.3)	(4.2)
Income from continuing operations	32.4	21.8	10.6	48.4
Diluted earnings per common share from continuing operations attributable to Harsco Corporation common stockholders	0.40	0.26	0.14	53.8
Effective income tax rate for continuing operations	18.0%	25.4%

	Nine Months Ended September 30
			Change
(Dollars in millions, except per share amounts)	2011	2010	Amount	%
Revenues from continuing operations	$2,510.0	$2,281.3	$228.7	10.0%
Cost of services and products sold	1,949.0	1,744.7	204.3	11.7
Selling, general and administrative expenses	408.0	401.5	6.5	1.6
Other (income) expenses	4.4	(2.0)	(6.5)	(319.4)
Operating income from continuing operations	144.3	134.2	10.1	7.5
Interest expense	36.8	47.2	(10.4)	(22.1)
Income tax expense from continuing operations	24.8	23.3	1.5	6.5
Income from continuing operations	85.2	65.8	19.4	29.5
Diluted earnings per common share from continuing operations attributable to Harsco Corporation common stockholders	1.02	0.76	0.26	34.2
Effective income tax rate for continuing operations	22.7%	26.2%

Comparative Analysis of Consolidated Results

Revenues

Revenues for the third quarter of 2011 increased $103.5 million or 13.8% from the third quarter of 2010.  Revenues for the first nine months of 2011 increased $228.7 million or 10.0% from the first nine months of 2010.  These increases were attributable to the following significant items:

Change in Revenues — 2011 vs. 2010 (In millions)	Three Months Ended September 30	Nine Months Ended September 30
Effect of foreign currency translation.	$28.4	$108.7
Net increase in revenues in the Harsco Metals & Minerals Segment due principally to increased steel production volumes by the Company’s carbon steel mill site customers.	15.6	64.1
Net increase in volumes in the Harsco Industrial Segment due principally to improved markets in the natural gas industry and the industrial grating business.	26.8	51.1
Net increase in revenues in the Harsco Infrastructure Segment due principally to increased volumes of erection and dismantling services, primarily in North America.	24.3	39.9
Net increase (decrease) in revenues in the Harsco Rail Segment due principally to the timing of and overall lower level of rail equipment shipments in 2011 compared with 2010.	15.8	(27.3)
Impact of the sale of two lines of business in the Harsco Infrastructure Segment.	(7.7)	(7.7)
Other	0.3	(0.1)
Total change in revenues — 2011 vs. 2010	$103.5	$228.7

Cost of Services and Products Sold

Costs of services and products sold for the third quarter of 2011 increased $96.6 million or 16.8% from the third quarter of 2010.  Costs of services and products sold for the first nine months of 2011 increased $204.3 million or 11.7% from the first nine months of 2010.  These increases were attributable to the following significant items:

Change in Cost of Services and Products Sold — 2011 vs. 2010 (In millions)	Three Months Ended September 30	Nine Months Ended September 30
Effect of foreign currency translation.	$22.5	$86.9
Increased costs due to changes in revenues (exclusive of the effect of foreign currency translation, and including the impact of increased energy and fluctuations in commodity costs included in selling prices).	38.0	63.1
Principally unfavorable product mix and higher commodity costs.	36.1	62.3
Decrease in estimated costs related to the first phase of the Harsco Rail China Ministry of Railways order.	—	(8.0)
Total change in cost of services and products sold — 2011 vs. 2010	$96.6	$204.3

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the third quarter of 2011 decreased $2.4 million or 1.8% from the third quarter of 2010.  Selling, general and administrative expenses for the first nine months of 2011 increased $6.5 million or 1.6% from the first nine months of 2010.  Selling, general and administrative expenses as a percentage of revenues decreased to 15.1% from 17.5% for the third quarter of 2011 compared with the third quarter of 2010.  This ratio similarly decreased to 16.3% from 17.6% for the first nine months of 2011 compared with the first nine months of 2010.  The change in selling, general and administrative expenses was attributable to the following significant items:

Change in Selling, General and Administrative Expenses — 2011 vs. 2010 (In millions)	Three Months Ended September 30	Nine Months Ended September 30
Effect of foreign currency translation	$4.5	$17.6
Change in compensation. The increase for the first nine months of 2011 is due to compensation increases as a result of overall business improvement. This is partially offset by a decrease in compensation expense in the Harsco Infrastructure Segment, primarily in the third quarter of 2011, principally as the result of the realization of costs savings benefits from the restructuring activities implemented in the fourth quarter of 2010	(2.9)	6.2
Change in commissions primarily due to the timing of and an overall lower level of rail equipment shipments in 2011 compared with 2010	0.3	(4.2)
Lower bad debt expense	(1.0)	(2.2)
Other, net (primarily due to spending reductions)	(3.3)	(10.9)
Total change in selling, general and administrative expenses — 2011 vs. 2010	$(2.4)	$6.5

Other (Income) Expenses

This income statement classification includes restructuring costs for employee termination benefits and costs to exit activities; impaired asset write-downs; net gains or losses on the disposal of non-core assets; and business combination accounting adjustments related to recent acquisitions by the Company.

	Three Months Ended September 30		Nine Months Ended September 30
(In thousands)	2011	2010	2011	2010
Restructuring costs	$4,546	$2,089	$11,804	$14,494
Gains from sale of non-core assets	(1,560)	(758)	(4,374)	(6,612)
Contingent consideration adjustments	—	(989)	(3,966)	(10,620)
Other	64	541	967	718
Other (income) expenses	$3,050	$883	$4,431	$(2,020)

In the first nine months of 2011, restructuring costs were incurred principally in the Harsco Metals & Minerals and Harsco Infrastructure Segments.  Net gains from the sale of non-core assets for the nine months ended September 30, 2011 included a $0.9 million gain from the sale of two lines of business within the Harsco Infrastructure Segment.  Contingent consideration adjustments of $4.0 million and $10.6 million were recognized in the Harsco Infrastructure Segment during the first nine months of 2011 and 2010, respectively.

Interest Expense

Interest expense decreased $3.5 million and $10.4 million in the three and nine months ended September 30, 2011, respectively, compared with 2010.  The decrease compared with 2010 was primarily due to an October 2010 debt refinancing which resulted in a significantly lower interest rate than the prior debt, partially offset by incremental interest expense related to higher commercial paper levels during the second and third quarters of 2011.

Income Tax Expense from Continuing Operations

The decrease in expense for the three months ended September 30, 2011 compared with the same period in 2010 was due primarily to the recognition of income tax benefits from the expiration of the statutes of limitations for uncertain tax positions in certain jurisdictions.  The increase in income tax expense from continuing operations for the nine months ended September 30, 2011 compared with the same period in 2010 was due to higher earnings from continuing operations.  The effective income tax rate relating to continuing operations for the third quarter of 2011 was 18.0% versus 25.4% for the third quarter of 2010.  The effective income tax rate related to continuing operations for the first nine months of 2011 was 22.7% versus 26.2% for the first nine months of 2010.  The effective income tax rate decreased primarily due to the recognition of income tax benefits from the expiration of the statutes of limitations for uncertain tax positions in certain jurisdictions.

Income from Continuing Operations

The increase in income from continuing operations for the third quarter and first nine months of 2011 compared with 2010 is primarily driven by the realization of cost savings benefits from the restructuring initiatives implemented in the fourth quarter of 2010 in the Harsco Infrastructure Segment and increased demand in the Harsco Industrial Segment.  Offsetting these increases was the impact of the timing and mix of rail equipment shipments in the Harsco Rail Segment.

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

The Company continues to implement and perform on capital efficiency initiatives to enhance liquidity.  These initiatives have included prudent reduction of capital spending to projects where the highest returns can be achieved while redeploying existing capital investments, principally in the Harsco Infrastructure Segment; optimization of worldwide cash positions; reductions in discretionary spending; and frequent evaluation of customer and business-partner credit risk.  These initiatives have been successful in helping counteract strained global financial markets.  While global financial markets have improved for certain highly rated credit issuers, the stresses the markets have been under since 2008 are still reflected in tightened credit conditions for the funding of non-residential construction projects, particularly commercial construction.  These tightened credit conditions, along with the sovereign debt crisis in Europe and economic austerity measures implemented in the United Kingdom, have restrained growth in the Harsco Infrastructure Segment.  These unfavorable conditions in the credit markets also continue to affect some of the Company’s current and potential customers.

During the first nine months of 2011, the Company generated $190.1 million in operating cash flow, a decrease from the $236.0 million generated in the first nine months of 2010.  Approximately $17 million of cash was disbursed in the first nine months of 2011 for restructuring costs associated with the Fourth Quarter 2010 Harsco Infrastructure Program.  This included approximately $13 million of cash for charges that were accrued at December 31, 2010 and approximately $4 million of program charges that were incurred in 2011 due to timing of recognition under U.S. GAAP.  The Company estimates that additional net cash of approximately $3 million will be disbursed for the program during the remainder of 2011 and approximately $11.5 million in 2012.  In the first nine months of 2011, the Company invested $240.8 million in capital expenditures (approximately 42% of which were for revenue-growth projects), compared with $129.9 million invested in the first nine months of 2010.  The Company paid $49.6 million in stockholder dividends in the first nine months of 2011, compared with $49.5 million in the first nine months of 2010.

The Company’s net cash borrowings increased by $33.6 million in the first nine months of 2011 to fund capital expenditures principally in the Harsco Metals & Minerals Segment and reflected seasonal cash fluctuations for the Company.  The Company’s debt to total capital ratio increased to 38.0% at September 30, 2011 from 37.6% at December 31, 2010, which was the lowest debt to total capital ratio since 1998.  The Company’s debt to total capital ratio was 43.3% at September 30, 2010.

The Company plans to sustain its balanced portfolio through its strategy of redeploying discretionary cash for disciplined organic growth and international or market-segment diversification; for potential strategic joint ventures, alliances and partnerships; for growth in long-term, high-return and high-renewal-rate services contracts for the Harsco Metals & Minerals Segment, principally in targeted growth markets or for customer diversification; and for strategic investments or possible acquisitions in the Harsco Rail Segment.  The Company also foresees continuing its long and consistent history of paying dividends to stockholders.

The Company continues its focus on improving working capital efficiency.  Globally integrated enterprise initiatives, such as OneHarsco, are being used to continue to further improve the effective and efficient use of working capital, particularly accounts receivable and inventories in the Harsco Infrastructure Segment, Harsco Metals & Minerals Segment and the Harsco Rail Segment.

Sources and Uses of Cash

The Company’s principal sources of liquidity are cash from operations, issuance of commercial paper and borrowings under its various credit agreements, augmented periodically by cash proceeds from non-core asset and business sales.  The primary drivers of the Company’s cash flow from operations are the Company’s revenues and income.  The Company’s long-term Harsco Metals & Minerals Segment’s contracts, in addition to the backlog of certain equipment orders and the long-term nature of certain service contracts within the Harsco Rail Segment, provide predictable cash flows for the near-term years.  Cash returns on capital investments made in prior years, for which no cash is currently required, are a significant source of cash from operations.  Depreciation expense related to these investments is a non-cash charge.  The Company also continues to maintain working capital at a manageable level based upon the requirements and seasonality of the businesses.

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

The following table illustrates the amounts outstanding and available under bank credit facilities and commercial paper programs at September 30, 2011:

Summary of Credit Facilities and	At September 30, 2011
Commercial Paper Programs (In millions)	Facility Limit	Outstanding Balance	Available Credit
U.S. commercial paper program	$550.0	$48.9	$501.1
Euro commercial paper program	271.9	—	271.9
Multi-year revolving credit facility (a)	570.0	—	570.0
Bilateral credit facility (b)	30.0	—	30.0
Totals at September 30, 2011	$1,421.9	$48.9	$1,373.0	(c)

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

Credit Ratings and Outlook — The following table summarizes the Company’s current debt ratings:

	Long-term Notes	U.S.-Based Commercial Paper	Outlook
Standard & Poor’s	BBB+	A-2	Stable
Moody’s	Baa2	P-2	Stable
Fitch	BBB+	F2	Stable

The Company’s euro commercial paper program has not been rated since the euro market does not require it.  In August 2011, Fitch downgraded the Company’s Long-term Notes to BBB+ from A-.  The change did not have any impact on the Company’s borrowing costs.  Any additional downgrades to the Company’s credit ratings may increase borrowing costs to the Company, while an improvement in the Company’s credit ratings may decrease borrowing costs to the Company.  Additionally, future downgrades in the Company’s credit ratings may result in reduced access to credit markets.

Working Capital Position — Changes in the Company’s working capital are reflected in the following table:

(Dollars in millions)	September 30 2011		December 31 2010	Increase (Decrease)
Current Assets
Cash and cash equivalents	$106.3		$124.2	$(18.0)
Trade accounts receivable, net	656.5		585.3	71.2
Other receivables	28.1		29.3	(1.2)
Inventories	276.6		271.6	5.0
Other current assets	123.6		144.5	(20.9)
Total current assets	1,191.1		1,154.9	36.1
Current Liabilities
Notes payable and current maturities	61.7		35.2	26.5
Accounts payable	267.1		261.5	5.6
Accrued compensation	95.6		83.9	11.7
Income taxes payable	7.9		9.7	(1.8)
Other current liabilities	363.9		377.6	(13.7)
Total current liabilities	796.1	(b)	767.9	28.2 (b)
Working Capital	$395.0		$387.0	$8.0 (b)
Current Ratio (a)	1.5:1		1.5:1

(a)          Calculated as Total current assets/Total current liabilities

(b)         Does not total due to rounding

Working capital increased $8.0 million in the first nine months of 2011 due principally to the following factors:

•                  Net trade accounts receivable increased $71.2 million primarily due to higher sales activity (third quarter 2011 compared with fourth quarter 2010) in all segments;

•                  Other current liabilities decreased by $13.7 million primarily due to reduced customer advance payments in the Harsco Rail Segment.

These working capital increases were offset by the following:

•                  Notes payable and current maturities increased by $26.5 million primarily due to higher outstanding commercial paper balances and, in conjunction with a decrease in cash of $18.0 million, reflected seasonal fluctuations in the cash needs of the Company;

•                  Other current assets decreased by $20.9 million primarily due to the sale of two lines of business in the Harsco Infrastructure Segment which had been classified as held-for-sale as of December 31, 2010 (see Note 3, “Acquisitions and Dispositions,” in Part I, Item 1, Financial Statements); and

•                  Accrued compensation increased $11.7 million primarily due to the timing of payrolls during September 2011 compared with December 2010.

Certainty of Cash Flows — The certainty of the Company’s future cash flows is underpinned by the long-term nature of the Company’s metals services contracts, the order backlog for the Company’s railway track maintenance services and equipment, and the strong discretionary cash flows (operating cash flows plus cash from asset sales in excess of the amounts necessary for capital expenditures to maintain current revenue levels) generated by the Company.  Historically, the Company has utilized these discretionary cash flows for growth-related capital expenditures, strategic acquisitions, debt repayment and dividend payments.

The types of products and services that the Company provides are not subject to rapid technological change, which increases the stability of related cash flows.  Additionally, the Company believes each of its businesses in its balanced portfolio is a leader in the industries and major markets the Company serves.  Due to these factors, the Company is confident in its future ability to generate positive cash flows from operations.

Cash Flow Summary

The Company’s cash flows from operating, investing and financing activities, as reflected in the Condensed Consolidated Statements of Cash Flows, are summarized in the following table:

Summarized Cash Flow Information	Nine Months Ended September 30
(In millions)	2011	2010
Net cash provided (used) by:
Operating activities	$190.1	$236.0
Investing activities	(195.5)	(142.3)
Financing activities	(8.6)	142.0
Effect of exchange rate changes on cash	(4.0)	0.5
Net change in cash and cash equivalents	$(18.0)	$236.2

Cash Provided by Operating Activities — Net cash provided by operating activities in the first nine months of 2011 was $190.1 million, a decrease of $45.9 million from the first nine months of 2010.  The decrease reflects increased trade accounts receivable and inventories related to increased business activity.  Additionally, the decrease reflects decreased accounts payable and accrued interest related to timing of payments.  Also negatively impacting cash from operating activities were cash outflows of approximately $17 million associated with the Fourth Quarter 2010 Harsco Infrastructure Restructuring Program.

Cash Used by Investing Activities — Net cash used in investing activities in the first nine months of 2011 was $195.5 million, an increase of $53.2 million from the first nine months of 2010.  Capital investments totaled $240.8 million and increased $110.9 million compared with the first nine months of 2010.  Growth capital investment expenditures constituted approximately 42% of investments made in the first nine months of 2011, and were predominantly in the Harsco Metals & Minerals Segment and Harsco Infrastructure Segment.  Throughout the remainder of 2011, the Company plans to continue to manage its balanced portfolio and consider opportunities to invest in value-creating projects.  The increase in capital investments was partially offset by proceeds from the sale of two lines of business in the Harsco Infrastructure Segment which were previously classified as held-for-sale.  Additionally, 2010 included the acquisition of the Bell Scaffolding Group and there were no comparable acquisitions in 2011.

Cash Used by Financing Activities — Net cash used by financing activities in the first nine months of 2011 was $8.6 million, a change of $150.5 million from the cash provided by financing activities in the first nine months of 2010.  The change was primarily due to the September 2010 issuance of $250 million five-year notes bearing interest at 2.7%.  The proceeds of this offering were used to repay, in part, 200 million British pound sterling-denominated notes that matured in October 2010.  This was partially offset by increased commercial paper borrowings in 2011 when compared with 2010.

(Dollars in millions)	September 30 2011	December 31 2010
Notes payable and current maturities	$61.7	$35.2
Long-term debt	855.7	849.7
Total debt	917.4	884.9
Total equity	1,494.0	1,468.1
Total capital	$2,411.4	$2,353.0
Total debt to total capital (a)	38.0%	37.6%

(a)                Calculated as Total debt/Total capital.

The Company’s debt as a percent of total capital increased in the first nine months of 2011 due to higher outstanding commercial paper balances at the end of the quarter.

Debt Covenants

The Company’s credit facilities contain a covenant stipulating a maximum debt to capital ratio of 60%.  One credit facility also contains a covenant requiring a minimum net worth of $475 million, and another limits the proportion of subsidiary consolidated indebtedness to 10% of consolidated tangible assets.  The Company’s 5.75% and 2.70% notes include covenants that permit the note holders to redeem their notes at 101% of par in the event of a change of control of the Company or disposition of a significant portion of the Company’s assets in combination with a downgrade in the Company’s credit rating to non-investment grade.  At September 30, 2011, the Company was in compliance with these covenants with a debt to capital ratio of 38.0% and total net worth (as defined by the covenants) of $1.4 billion.  Based on balances at September 30, 2011, the Company could increase borrowings by approximately $1.3 billion and still be within its debt covenants.  Alternatively, keeping all other factors constant, the Company’s equity could decrease by approximately $0.9 billion and the Company would still be within its debt covenants.  The Company expects to continue to be compliant with these debt covenants one year from now.

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

The Company plans to continue its strategy of targeted, prudent investing for strategic purposes for the foreseeable future and to make more efficient use of existing investments.  The long-term goal of this strategy is to create stockholder value by improving the Company’s EVA.  Under this program, the Company evaluates strategic investments based upon the investment’s economic profit.  EVA equals after-tax operating profits less a charge for the use of the capital employed to create those profits.  Therefore, value is created when a project or initiative produces a return above the risk-adjusted local country cost of capital.  In the first nine months of 2011, EVA improved compared with the first nine months of 2010 due to higher operating profits.

The Company currently expects to continue paying dividends to stockholders.  In August 2011, the Company paid its 245th consecutive quarterly cash dividend.  In September 2011, the Company also declared its 246th consecutive quarterly cash dividend.

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

ITEM 4.      CONTROLS AND PROCEDURES

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of disclosure controls and procedures as of September 30, 2011.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective.  There have been no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting during the third quarter of 2011.

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

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)         There were no unregistered sales of equity securities during the period covered by the report.

(b)         Not applicable.

(c)          Issuer Purchases of Equity Securities.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

July 1, 2011 — July 31, 2011	—	—	—	2,000,000
August 1, 2011 — August 31, 2011	—	—	—	2,000,000
September 1, 2011 — September 30, 2011	—	—	—	2,000,000
Total	—	—	—

The Company’s share repurchase program was extended by the Board of Directors in November 2010.  The repurchase program expires January 31, 2012.  At September 30, 2011, there are 2,000,000 authorized shares remaining in the program.  When and if appropriate, repurchases are made in open market transactions, depending on market conditions.  Repurchases may not be made and may be discontinued at any time.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.      (REMOVED AND RESERVED)

ITEM 5.      OTHER INFORMATION

DIVIDEND INFORMATION

On September 20, 2011, the Company’s Board of Directors declared a quarterly cash dividend of $0.205 per share, payable November 15, 2011 to stockholders of record as of October 14, 2011.

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

101

The following financial statements from Harsco Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, filed with the Securities and Exchange Commission on November 2, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income; (ii) the Condensed Consolidated Balance Sheets; (iii) the Condensed Consolidated Statements of Cash Flows; (iv) the Condensed Consolidated Statements of Equity; (v) the Condensed Consolidated Statements of Comprehensive Income; and (vi) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HARSCO CORPORATION
(Registrant)

DATE	November 2, 2011	/S/ Stephen J. Schnoor
Stephen J. Schnoor
Senior Vice President,
Chief Financial Officer and Treasurer

(Principal Financial Officer)

DATE	November 2, 2011	/S/ Barry E. Malamud
Barry E. Malamud
Vice President and Corporate Controller

(Principal Accounting Officer)