Form 10-K
period 2011-12-31
HARSCO CORP
filed 2012-02-28
CIK 45876

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-03970

HARSCO CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	23-1483991 (I.R.S. employer identification number)
350 Poplar Church Road, Camp Hill, Pennsylvania (Address of principal executive offices)	17011 (Zip Code)

Registrant's telephone number, including area code    717-763-7064

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common stock, par value $1.25 per share Preferred stock purchase rights	New York Stock Exchange

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         The aggregate market value of the Company's voting stock held by non-affiliates of the Company as of June 30, 2011 was $2,630,582,000.

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

Class	Outstanding at January 31, 2012
Common stock, par value $1.25 per share	80,531,999

DOCUMENTS INCORPORATED BY REFERENCE

         Selected portions of the 2012 Proxy Statement are incorporated by reference into Part III of this Report.

         The Exhibit Index (Item No. 15) located on pages 138 to 144 incorporates several documents by reference as indicated therein.

HARSCO CORPORATION
FORM 10-K
INDEX

PART I

Item 1.    Business.

(a)
General Development of Business

        Harsco Corporation (the "Company") is a diversified, multinational provider of industrial services and engineered products serving global industries that are fundamental to worldwide economic growth and infrastructure development. The Company's operations fall into four reportable segments: Harsco Metals & Minerals, Harsco Infrastructure, Harsco Rail and Harsco Industrial. The Company has locations in over 50 countries, including the United States. The Company was incorporated in 1956.

        The Company's executive offices are located at 350 Poplar Church Road, Camp Hill, Pennsylvania 17011. The Company's main telephone number is (717) 763-7064 and Internet website address is www.harsco.com. Through this Internet website (in the "Investor Relations" link) the Company makes available, free of charge, its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q; Current Reports on Form 8-K and all amendments to those reports, as soon as reasonably practical after those reports are electronically filed or furnished to the Securities and Exchange Commission. Information contained on the Company's website is not incorporated by reference into this Annual Report on Form 10-K, and should not be considered as part of this Annual Report on Form 10-K.

        The Company's principal lines of business and related principal business drivers are as follows:

Principal Lines of Business	Principal Business Drivers
• Outsourced, on-site services to steel mills and other metals producers; and • Resource recovery technologies for the re-use of industrial waste stream by-products (environmental services)

•

Global metals production and capacity utilization

•

Outsourcing of services by metals producers

•

Demand for high-value specialty steel and ferro alloys

•

Demand for environmental solutions for metals and minerals waste streams

• Industrial abrasives and roofing granules	• Industrial and infrastructure surface preparation and restoration • Residential roofing shingles
• Engineered scaffolding, concrete forming and shoring, and other access-related services, rentals and sales	• Demand for infrastructure and non-residential construction • Industrial plant maintenance requirements
• Railway track maintenance services and equipment	• Global railway track maintenance-of-way capital spending • Outsourcing of track maintenance and new track construction by railroads
• Industrial grating products	• Industrial plant and warehouse construction and expansion • Off-shore drilling and new rig construction
• Air-cooled heat exchangers	• Demand for natural gas processing and compression
• Heat transfer products	• Commercial and institutional boiler and water heater requirements

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

        In 2011, 2010 and 2009, the United States contributed revenues of $1.1 billion, $1.0 billion and $1.0 billion, equal to 33%, 33% and 34% of total revenues, respectively. The Company's euro-currency countries contributed revenues of $0.8 billion in 2011, 2010 and 2009 equal to 25%, 25% and 27% of total revenues, respectively. The United Kingdom contributed revenues of $0.4 billion in 2011, 2010 and 2009 equal to 12%, 14% and 15% of total revenues, respectively. One customer, ArcelorMittal, represented approximately 11% of the Company's sales during 2011, 12% in 2010 and 10% in 2009. There were no significant inter-segment revenues.

(b)
Financial Information about Segments

        Financial information concerning industry segments is included in Note 15, Information by Segment and Geographic Area, to the Consolidated Financial Statements under Part II, Item 8, "Financial Statements and Supplementary Data."

(c)
Narrative Description of Business

        (1)   A narrative description of the businesses by reportable segment is as follows:

Harsco Metals & Minerals Segment—48% of consolidated revenues for 2011

        The Harsco Metals & Minerals Segment is one of the world's largest providers of on-site, outsourced services to the global metals industries. The Metals business provides its services and solutions on a long-term contract basis, supporting each stage of the metal-making process from initial raw material handling to post-production slag processing and metal recovery. The Metals business' multi-year contracts had estimated future revenues of $3.7 billion at expected production levels at December 31, 2011. This provides the Company with a substantial base of long-term revenues. Approximately 65% of these revenues are expected to be recognized by December 31, 2015. The remaining revenues are expected to be recognized principally between January 1, 2016 and December 31, 2020.

        The Minerals business extracts high-value metallic content from stainless steel by-products and also specializes in the development of minerals technologies for commercial applications, including agriculture fertilizers. The Minerals business also produces industrial abrasives and roofing granules from power-plant utility coal slag at a number of locations throughout the United States. Harsco Minerals' BLACK BEAUTY® abrasives are used for industrial surface preparation, such as rust removal and cleaning of bridges, ship hulls and various structures. Roofing granules are sold to residential roofing shingle manufacturers, primarily for the replacement roofing market. This business is one of the United States' largest producers of slag abrasives and residential roofing granules.

        As part of the Segment's initiatives to develop new products and services, in particular environmental solutions, the Segment's technology office is involved with major global universities in research for developing sustainability in steel making, recycling of by-products from iron and steel making production facilities, and soluble silicon fertilizers.

        The Harsco Metals & Minerals Segment operates in more than 35 countries. In 2011, this Segment's revenues were generated in the following regions:

Harsco Metals & Minerals Segment
Region	2011 Percentage of Revenues	2010 Percentage of Revenues
Western Europe	39%	40%
North America	26%	27%
Latin America(a)	16%	15%
Middle East and Africa	8%	8%
Asia-Pacific	7%	7%
Eastern Europe	4%	3%

(a)
Including Mexico.

        For 2011, 2010 and 2009, the Harsco Metals & Minerals Segment's percentage of the Company's consolidated revenues were 48%, 48% and 42%, respectively.

Harsco Infrastructure Segment—34% of consolidated revenues for 2011

        The Harsco Infrastructure Segment is one of the world's most complete global organizations for the rental and sale of engineered rental scaffolding, shoring, concrete forming and other access-related solutions for major construction projects as well as industrial plant maintenance programs. The Segment operates from a network of branches throughout the world, including North America, Latin America, Europe, the Gulf Region of the Middle East, Africa and Asia-Pacific using highly mobile equipment which is controlled via a global inventory system. The Segment's branch network has been reduced as a result of restructuring programs: from 217 operating branches at December 31, 2009; to 144 following the 4th Quarter 2010 Harsco Infrastructure Program; to an expected 117 operating branches following completion of the 2011/2012 Restructuring Program. Major services include the provision of concrete shoring and forming systems; scaffolding for non-residential and infrastructure construction projects and industrial maintenance requirements; as well as a variety of other infrastructure services including project engineering and design, equipment erection and dismantling services, industrial insulation and painting services and equipment sales.

        The Company's infrastructure services are provided through branch locations in approximately 40 countries plus export sales worldwide. In 2011, this Segment's revenues were generated in the following regions:

Harsco Infrastructure Segment
Region	2011 Percentage of Revenues	2010 Percentage of Revenues
Western Europe	54%	56%
North America	19%	20%
Middle East and Africa	8%	8%
Eastern Europe	8%	6%
Asia-Pacific	6%	5%
Latin America(a)	5%	5%

(a)
Including Mexico.

        For 2011, 2010 and 2009, the Harsco Infrastructure Segment's percentage of the Company's consolidated revenues were 34%, 34% and 39%, respectively.

Harsco Rail Segment—9% of consolidated revenues for 2011

        The Harsco Rail Segment is a global provider of equipment and service solutions for the maintenance, repair and construction of railway track. The Company's equipment and services support private and government-owned railroads and urban transit systems worldwide.

        The Company's rail products are produced in three countries and products and services are provided worldwide. In 2011, 2010 and 2009, export sales from the United States for the Harsco Rail Segment were $119.4 million, $134.1 million and $119.7 million, respectively. These represent 40%, 43% and 39% of this Segment's revenues for the years ended December 31, 2011, 2010 and 2009, respectively.

        For 2011, 2010 and 2009, the Harsco Rail Segment's percentage of the Company's consolidated revenues were 9%, 10% and 10%, respectively.

Harsco Industrial Segment—9% of consolidated revenues for 2011

        This Segment includes the Harsco Industrial IKG, Harsco Industrial Air-X-Changers and Harsco Industrial Patterson-Kelley businesses. Approximately 90% of this Segment's revenues originate in North America.

        Harsco Industrial IKG manufactures a varied line of industrial grating products at several plants in the United States and three international plants located in Mexico, Brazil and China. These products include a full range of bar grating configurations, which are used mainly in industrial flooring, as well as safety and security applications in the energy, paper, chemical, refining and processing industries.

        Harsco Industrial Air-X-Changers is a leading supplier of custom-designed and manufactured air-cooled heat exchangers for the natural gas industry from plants in the United States and Australia. Harsco Industrial Air-X-Changers' heat exchangers are the primary apparatus used to condition natural gas during recovery, compression and transportation from underground reserves through the major pipeline distribution channels.

        Harsco Industrial Patterson-Kelley is a leading manufacturer of energy-efficient heat transfer products such as boilers and water heaters for commercial and institutional applications.

        For 2011, 2010 and 2009, this Segment's percentage of the Company's consolidated revenues were 9%, 8%, and 9%, respectively.

        (1)(i)  The products and services of the Company are generated through a number of product groups. These product groups are more fully discussed in Note 15, Information by Segment and Geographic Area, to the Consolidated Financial Statements under Part II, Item 8, "Financial Statements and Supplementary Data." The product groups that contributed 10% or more as a percentage of consolidated revenues in any of the last three fiscal years are set forth in the following table:

	Percentage of Consolidated Revenues
Product Group	2011	2010	2009
Outsourced, on-site services to steel mills and other metals producers	41%	41%	36%
Engineered scaffolding, concrete forming and shoring, and other access-related services, rentals and sales	34%	34%	39%
Railway track maintenance services and equipment	9%	10%	10%

        (1)(ii)  New products and services are added from time to time; however, in 2011, 2010 and 2009 none required the investment of a material amount of the Company's assets.

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

        (1)(v)  The Company furnishes products, materials and certain industrial services within the Harsco Infrastructure and the Harsco Industrial Segments that are seasonal in nature. As a result, the Company's revenues and net income for the first quarter ending March 31 are normally lower than the second, third and fourth quarters. Additionally, the Company has historically generated the majority of its cash flows in the second half of the year. This is a result of normally higher income during the latter part of the year. The Company's historical revenue patterns and cash provided by operating activities are as follows:

Historical Pattern of Revenue from Continuing Operations

(In millions)	2011		2010	2009	2008	2007
First quarter	$779.1		$742.4	$696.9	$987.8	$840.0
Second quarter	875.1		786.5	777.0	1,099.6	946.1
Third quarter	855.9		752.4	744.2	1,044.9	927.4
Fourth quarter	792.7		757.4	772.5	835.5	974.6

Totals	$3,302.7	(a)	$3,038.7	$2,990.6	$3,967.8	$3,688.2	(a)

Historical Pattern of Cash Provided by Operations

(In millions)	2011		2010	2009	2008	2007
First quarter	$13.1		$30.1	$39.6	$32.0	$41.7
Second quarter	53.7		95.6	116.7	178.5	154.9
Third quarter	123.2		110.3	120.4	171.6	175.7
Fourth quarter	108.7		165.4	157.8	192.2	99.4

Totals	$298.8	(a)	$401.4	$434.5	$574.3	$471.7

(a)
Does not total due to rounding.

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

  •
  Inventories are maintained in sufficient quantities to meet forecasted demand. Due to the time required to manufacture certain railway track maintenance equipment to customer specifications, inventory levels of this business tend to increase for an extended period of time during the production phase and then decline when the equipment is sold.

        (1)(vii)  One customer, ArcelorMittal, represented approximately 11% of the Company's revenues in 2011, 12% in 2010 and 10% in 2009 under individual contracts at separate mill locations. The

Harsco Metals & Minerals Segment is dependent largely on the global steel industry, and in 2011, 2010 and 2009 there were two customers that each provided in excess of 10% of this Segment's revenues under multiple long-term contracts at numerous mill sites. ArcelorMittal was one of those customers in 2011, 2010 and 2009. The loss of any one of the contracts would not have a material adverse effect upon the Company's financial position or cash flows; however, it could have a significant effect on quarterly or annual results of operations. Additionally, these customers have significant accounts receivable balances. Further consolidation in the global steel industry is possible. Should transactions occur involving some of the Company's larger steel industry customers, it would result in an increase in concentration of revenues and credit risk for the Company. If a large customer were to experience financial difficulty, or file for bankruptcy protection, it could adversely impact the Company's income, cash flows and asset valuations. As part of its credit risk management practices, the Company closely monitors the credit standing and accounts receivable position of its customer base.

        (1)(viii)  At December 31, 2011, the Company's metals services contracts had estimated future revenues of $3.7 billion at expected production levels, compared with $3.5 billion at December 31, 2010. At December 31, 2011, the Harsco Rail Segment had estimated future revenues of $261.6 million, compared with $338.9 million at December 31, 2010. This is primarily due to the shipment of orders during 2011, partially offset by new orders. The Harsco Rail Segment backlog includes a significant portion that will not be realized until mid-to-late 2012 and 2013 due to the long lead-time necessary to build certain equipment, and the long-term nature of certain service contracts. In addition, at December 31, 2011, the Company had an order backlog of $104.7 million in its Harsco Industrial Segment, compared with $76.8 million at December 31, 2010. The increase from December 31, 2010 is due principally to increased demand from energy markets. Order backlog for scaffolding, shoring and forming services; for roofing granules and slag abrasives; and for the reclamation and recycling services of high-value content from steelmaking slag is excluded from the above amounts. These amounts are generally not quantifiable due to the short order lead times for certain services, the nature and timing of the products and services provided and equipment rentals with the ultimate length of the rental period unknown.

        At December 31, 2011, approximately $110.2 million or 30% of the Company's manufactured products order backlog of $366.3 million is not expected to be filled in 2012. The majority of this backlog is expected to be filled in 2013. This is exclusive of long-term metals industry services contracts, infrastructure-related services, roofing granules and industrial abrasives products, and minerals and metal recovery technologies services.

        (1)(ix)  At December 31, 2011, the Company had no material contracts that were subject to renegotiation of profits or termination at the election of the United States Government.

        (1)(x)  The Company's competitive environment is complex because of the wide diversity of services and products it provides and the global breadth and depth of markets served. No single service provider or manufacturer competes with the Company with respect to all services provided or products manufactured and sold. In general, on a global basis, the Company's segments are among the market leaders in their respective sectors and compete with a range of global, regional and local businesses of varying size and scope.

        Harsco Metals & Minerals Segment—This Segment provides outsourced on-site services to the global metals industries in more than 35 countries, with its largest operations focused in the United Kingdom, the United States and Brazil. The Company believes it is one of the world's largest providers of on-site, outsourced services to the global metals industries. This Segment's key competitive factors are innovative environmental solutions, significant industry experience, technology, safety performance, service and value. This Segment competes principally with one smaller publically traded provider and with a number of privately-held regional or local businesses for services outsourced by its customers. Additionally, due to the nature of this Segment's services, it encounters a certain degree of

"competition" from potential new customers' desire to perform similar services themselves instead of an outsourced solution.

        Harsco Infrastructure Segment—This Segment provides rental and sales of engineered scaffolding, shoring, concrete forming and other access-related solutions through a global branch network comprising approximately 40 countries. As part of the 2011/2012 Restructuring Program, this Segment will begin to exit certain underperforming markets in 2012. The Company believes it is one of the world's most complete global organizations for infrastructure-related access and concrete forming solutions. Its largest operations are based in the United States, the Netherlands and the United Kingdom. The Segment's key competitive factors are engineering expertise, customer service, on-time delivery, product quality, safety performance, global availability of mobile equipment and value. Primary competitors in the United States, Europe and globally are a limited number of privately-held global providers of forming and shoring. Competition in the scaffolding market is more fragmented and regionally focused with a large number of local competitors, principally competing for smaller commercial construction projects, and a limited number of national competitors, principally competing in the industrial markets and for larger construction projects.

        Harsco Rail Segment—This Segment manufactures and sells highly-engineered railway track maintenance equipment produced primarily in the United States for customers throughout the world and derives approximately 40% of its revenues from countries outside the United States. Additionally, this Segment provides railway track maintenance services principally in the United States and the United Kingdom. This Segment's key competitive factors are quality, technology, customer service and value. Primary competitors for both products and services are privately-held global businesses as well as certain regional competitors.

        Harsco Industrial Segment—This Segment includes manufacturing businesses located principally in the United States with a growing focus on international growth. During 2011, strategic venture operations were established in Brazil, China and Australia. Key competitive factors include quality, value, technology and energy-efficiency. Primary competitors are U.S.-based manufacturers of similar products.

        (1)(xi)  The Company's expense for research and development activities was $6.0 million, $4.3 million and $3.2 million in 2011, 2010 and 2009, respectively. This excludes technology development and engineering costs classified in cost of sales or selling, general and administrative expense. For additional information regarding research and development activities, see the Research and Development section included in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

        (1)(xii)  The Company has become subject to, as have others, stringent air and water quality control legislation. In general, the Company has not experienced substantial difficulty complying with these environmental regulations, and does not anticipate making any material capital expenditures for environmental control facilities. While the Company expects that environmental regulations may expand, and that its expenditures for air and water quality control will continue, it cannot predict the effect on its business of such expanded regulations. For additional information regarding environmental matters see Note 11, Commitments and Contingencies, to the Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data."

        (1)(xiii)  At December 31, 2011, the Company had approximately 19,650 employees.

(d)
Financial Information about Geographic Areas

        Financial information concerning international and domestic operations is included in Note 15, Information by Segment and Geographic Area, to the Consolidated Financial Statements under Part II, Item 8, "Financial Statements and Supplementary Data." Export sales from the United States totaled $160.7 million, $156.5 million and $149.0 million in 2011, 2010 and 2009, respectively.

(e)
Available Information

        Information is provided in Part I, Item 1 (a), "General Development of Business."

Item 1A.    Risk Factors.

        Set forth below and elsewhere in this Annual Report on Form 10-K and in other documents the Company files with the Securities and Exchange Commission are risks and uncertainties that could cause the Company's actual results to materially differ from the results contemplated by the forward-looking statements contained herein and in other documents the Company files with the Securities and Exchange Commission.

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

        The global financial markets experienced extreme disruption in the last half of 2008 through 2011, including, among other things, the threat of credit default by several foreign governments, especially in Europe and the Middle East; severely diminished liquidity and credit availability for many business entities; declines in consumer confidence; negative economic growth; declines in real estate values; increases in unemployment rates; significant volatility in equities; rating agency downgrades and uncertainty about economic stability. Although governments across the globe have taken aggressive actions, including economic stimulus programs and austerity measures, intended to address these difficult market conditions, there can be no assurance that such actions will successfully address such conditions, in whole or in part. These economic uncertainties affect the Company's businesses in a number of ways, making it more difficult to accurately forecast and plan future business activities.

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

Negative economic conditions may adversely impact the demand for the Company's products and services, and the ability of the Company's customers to meet their obligations to the Company on a timely basis. Any disputes with customers could also have an adverse impact on the Company's income and cash flows.

        Tightening of credit in financial markets may lead businesses to postpone spending, which may impact the Company's customers, causing them to cancel, decrease or delay their existing and future orders with the Company. Declines in economic conditions may further impact the ability of the Company's customers to meet their obligations to the Company on a timely basis and could result in bankruptcy filings by them. If customers are unable to meet their obligations on a timely basis, it could adversely impact the realizability of receivables, the valuation of inventories and the valuation of long-lived assets across the Company's businesses. The risk remains that certain significant Harsco Metals & Minerals customers may file for bankruptcy protection, be acquired or consolidate in the future. Additionally, the Company may be negatively affected by contractual disputes with customers, which could have an adverse impact on the Company's income and cash flows.

If the Company cannot generate future cash flows at a level sufficient to recover the net book value of any of its reporting units, the Company may be required to record an impairment charge to its earnings.

        As a result of the Company's goodwill impairment testing, the Company may be required to record future impairment charges to the extent the Company cannot generate future cash flows at a level sufficient to recover the net book value of any of the Company's reporting units. At October 1, 2011, the fair value of all reporting units exceeded their net book value. For the Harsco Metals business reporting unit, the fair value exceeded the net book value by approximately 7%. For the Harsco Infrastructure Segment reporting unit, the fair value exceeded the net book value by approximately 9%. The Company's estimates of fair value are based on assumptions about the future operating cash flows and growth rates of each reporting unit and discount rates applied to these cash flows. Based on the uncertainty of future growth rates and other assumptions used to estimate goodwill recoverability, future reductions in the Company's expected cash flows could cause a material non-cash impairment charge of goodwill, which could have a material adverse effect on the Company's results of operations and financial condition. See Application of Critical Accounting Policies under Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 1, Summary of Significant Accounting Policies, to the Consolidated Financial Statements under Part II, Item 8, "Financial Statements and Supplementary Data," for additional disclosure related to these items.

The Company's global presence subjects it to a variety of risks arising from doing business internationally.

        The Company operates in more than 50 countries, including the United States. The Company's global footprint exposes it to a variety of risks that may adversely affect results of operations, cash flows or financial position. These include, but may not be limited to, the following:

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

  •
  sovereign risk related to international governments that include, but may not be limited to, that those governments stop paying interest or repudiate their debt, that they nationalize their private businesses or that they alter their foreign exchange regulations; and

  •
  uncertainties arising from local business practices, cultural considerations and international political and trade tensions. The Company operates in many parts of the world that have experienced governmental corruption to some degree. Accordingly, in certain circumstances, strict compliance with local laws and anti-bribery laws may conflict with local customs and practices.

        If the Company is unable to successfully manage the risks associated with its global business, the Company's financial condition, cash flows and results of operations may be negatively impacted.

        The Company has operations in several countries in the Middle East, including Bahrain, Egypt, Israel, Qatar, Saudi Arabia and the United Arab Emirates, as well as India, some of which are currently experiencing armed hostilities and civil unrest. Additionally, these countries are geographically close to other countries that may have a continued high risk of armed hostilities or civil unrest. During 2011, 2010 and 2009, the Company's Middle East operations contributed approximately $3.0 million, $18.6 million and $71.8 million, respectively, to the Company's operating income. Additionally, the Company has operations in and sales to countries that have encountered outbreaks of communicable diseases. In countries in which such outbreaks occur, worsen or spread to other countries, the Company may be negatively impacted through reduced sales to and within those countries and other countries impacted by such diseases.

Exchange rate fluctuations may adversely impact the Company's business.

        Fluctuations in foreign exchange rates between the U.S. dollar and the more than 45 other currencies in which the Company conducts business may adversely impact the Company's operating income and income from continuing operations in any given fiscal period. Approximately 67% of the Company's revenues for both 2011 and 2010 were derived from operations outside of the United States. Approximately 19% and 23% of the Company's operating income from continuing operations for 2011 and 2010, respectively, were derived from operations outside the United States. More specifically, approximately 25% of the Company's revenues were derived from operations with the euro as their functional currency during both 2011 and 2010. Additionally, approximately 12% and 14% of the Company's revenues were derived from operations in the United Kingdom during 2011 and 2010, respectively. Given the structure of the Company's revenues and expenses, an increase in the value of the U.S. dollar relative to the foreign currencies in which the Company earns its revenues generally has a negative impact on operating income, whereas a decrease in the value of the U.S. dollar tends to have the opposite effect. The Company's principal foreign currency exposures are to the euro and the British pound sterling.

        Compared with the corresponding period in 2010, the average values of major currencies changed as follows in relation to the U.S. dollar during 2011, impacting the Company's revenues and income:

• British pound sterling	strengthened by 4%
• euro	strengthened by 6%
• Brazilian real	strengthened by 5%
• Australian dollar	strengthened by 12%
• Polish zloty	strengthened by 3%

        Compared with exchange rates at December 31, 2010, the values of major currencies at December 31, 2011 changed as follows:

• British pound sterling	weakened by less than 1%
• euro	weakened by 3%
• Brazilian real	weakened by 12%
• Australian dollar	weakened by less than 1%
• Polish zloty	weakened by 16%

        The Company's foreign currency exposures increase the risk of volatility in its consolidated financial statements. If the above currencies change materially in relation to the U.S. dollar, the Company's financial position, results of operations, or cash flows may be materially affected.

        To illustrate the effect of foreign currency exchange rate changes in certain key markets of the Company, in 2011 revenues would have been approximately 3.0% or $103.6 million lower and operating income would have been approximately 4.5% or $4.1 million lower if the average exchange rates for 2010 were utilized. A similar comparison for 2010, revenues would have been approximately 0.3% or $8.8 million higher and operating income would have been approximately 4.9% or $3.9 million lower if the average exchange rates for 2009 were utilized. Currency changes also result in assets and liabilities denominated in local currencies being translated into U.S. dollars at different amounts than at the prior period end. Generally, if the U.S. dollar weakens in relation to currencies in countries in which the Company does business, the translated amounts of the related assets and liabilities, and therefore stockholders' equity, would increase. Conversely, if the U.S. dollar strengthens in relation to currencies in countries in which the Company does business, the translated amounts of the related assets, liabilities, and therefore stockholders' equity, would decrease.

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

  •
  The resource recovery technologies business of the Harsco Metals & Minerals Segment may be adversely impacted by slowdowns in customer production or a reduction in the selling price of its materials, which is market-based and varies based upon the current fair value of the components being sold. Therefore, the revenue amounts generated from the sale of such recycled materials vary based upon the fair value of the commodity components being sold;

  •
  The industrial abrasives and roofing granules business of the Harsco Metals & Minerals Segment may be adversely impacted by reduced home resales or economic conditions that slow the rate of residential roof replacement, or by slowdowns in the industrial and infrastructure refurbishment industries;

  •
  The Harsco Infrastructure Segment may be adversely impacted by slowdowns in non-residential, multi-dwelling residential or infrastructure construction and annual industrial and building maintenance cycles;

  •
  The Harsco Rail Segment may be adversely impacted by developments in the railroad industry that lead to lower capital spending or reduced maintenance spending;

  •
  The air-cooled heat exchangers business of the Harsco Industrial Segment is affected by cyclical conditions present in the natural gas industry. Therefore, a slowdown in natural gas drilling or production could adversely affect this business;

  •
  The industrial grating products business of the Harsco Industrial Segment may be adversely impacted by slowdowns in non-residential construction and industrial production; and

  •
  Capital constraints and increased borrowing costs may also adversely impact the financial position and operations of the Company's customers across all business segments. Such customer capital constraints may result in cancelled or postponed construction projects negatively affecting the Harsco Infrastructure Segment.

  •
  Realization of deferred tax assets is ultimately dependent on generating sufficient income in future periods to ensure recovery of those assets. The cyclicality of the Company's industry and adverse economic conditions may negatively impact the future income levels that are necessary for the utilization of deferred tax assets.

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

  •
  The Harsco Metals & Minerals Segment is sustained mainly through contract renewals. Historically, the Company has a high contract renewal rate. If the Company is unable to renew its contracts at the historical rates or renewals are at reduced prices, revenue and operating profits may decline. Additionally, the Company has exited certain underperforming contracts in an effort to improve overall profitability. The Company will continue to evaluate investments to ensure returns are consistent with the ongoing strategy of the Company.

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

  •
  The Harsco Rail and Harsco Industrial Segments compete with companies that manufacture similar products both internationally and domestically. Certain international competitors export their products into the United States and sell them at lower prices due to lower labor costs and government subsidies for exports. Such practices may limit the prices the Company can charge for its products and services. Additionally, unfavorable foreign exchange rates can adversely impact the Company's ability to match the prices charged by international competitors. If the Company is unable to match the prices charged by international competitors, it may lose customers.

        The Company's ongoing strategy to overcome this competition includes enterprise-wide continuous improvement programs using Lean; allocating research and development dollars in the provision of new technologies, services and solutions to customers; global supply chain and sourcing programs; international customer expansion, particularly in emerging economies; and the diversification, streamlining and consolidation of operations.

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

  •
  The Company is currently party to multiple contracts in numerous countries with its largest customer, ArcelorMittal. These contracts cover a variety of services. From time to time, the Company may be negotiating the terms of current and potential future services to be rendered due to the scope and complexity of this relationship. Disagreements between the parties can arise as a result of the scope and nature of the relationship and these ongoing negotiations. Although the Company does not have any disputes with ArcelorMittal that will have a material adverse effect on the Company's financial position, results of operations or cash flows, the Company cannot predict whether such disputes will arise in the future.

  •
  The Company's businesses may be negatively affected by disputes with customers, including its major customers.

The Company is subject to changes in legislative, regulatory and legal developments involving income taxes.

        The Company is subject to U.S. federal, U.S. state and international income, payroll, property, sales and use, value-added, fuel and other types of taxes in numerous jurisdictions. Significant judgment is required in determining the Company's worldwide provisions for income taxes. Changes in tax rates, enactments of new tax laws, revisions of tax regulations, and claims or litigation with taxing authorities could result in substantially higher taxes, and therefore, could have a significant adverse effect on the Company's results of operations, financial condition and liquidity. Currently, a majority of the Company's revenue is generated from customers located outside the United States, and a substantial portion of the Company's assets and employees are located outside the United States. U.S. income tax and international withholding taxes have not been provided on undistributed earnings for certain non-U.S. subsidiaries as such earnings are indefinitely reinvested in the operations of those subsidiaries.

        Beginning in 2011, the Executive Branch of the U.S. Government (the "Administration") has expressed a desire to pass U.S. tax law reform that provides incentives for U.S. companies that expand the U.S. economy through hiring additional workers, investing in renewable energy sources and, more generally, investing in research and development. The Administration has indicated that this reform could be paid for by U.S. corporations doing business outside of the United States. Since 2008, the Administration has expressed an aversion to long-established and widely accepted tax provisions that allow U.S. multi-national corporations to defer U.S. taxes in earnings permanently reinvested outside the United States. Although the Administration has indicated that tax reform may be structured with more of the business community's concerns in mind, the Administration has provided no indication that any intended tax reform will be any more favorable to U.S. multi-national corporations with earnings indefinitely reinvested abroad. Any tax reform that reduces the Company's ability to defer U.S. taxes on earnings indefinitely reinvested outside of the United States could have a negative impact on the Company's ability to compete in the global marketplace. Consequently, the Company is communicating with legislators with the goal of achieving balanced and fair tax reform that would benefit the Company and other U.S. job creators. This may include legislative trade-offs between existing tax benefits and lower overall effective tax rates for U.S. companies. The Company continues to monitor tax legislation to be in position to fully understand its potential impact on the Company's operations and to plan accordingly.

The Company's defined benefit net periodic pension cost is directly affected by the equity and bond markets, and a downward trend in those markets could adversely impact the Company's future earnings.

        In addition to the economic issues that directly affect the Company's businesses, changes in the performance of equity and bond markets, particularly in the United Kingdom and the United States, impact actuarial assumptions used in determining annual net periodic pension cost, pension liabilities and the valuation of the assets in the Company's defined benefit pension plans. Financial market deterioration would most likely have a negative impact on the Company's net periodic pension cost and the pension assets and liabilities. This could result in a decrease to stockholders' equity and an increase in the Company's statutory funding requirements.

        The Company's earnings may be positively or negatively impacted by the amount of income or expense the Company records for defined benefit pension plans. The Company calculates income or expense for the plans using actuarial valuations that reflect assumptions relating to financial market and other economic conditions. The most significant assumptions used to estimate defined benefit pension income or expense for the upcoming year are the discount rate and the expected long-term rate of return on plan assets. If there are significant changes in key economic indicators, the impact of these assumptions may materially affect the Company's financial position, results of operations and cash flows. These key economic indicators would also likely affect the amount of cash the Company would contribute to the defined benefit pension plans. For a discussion regarding how the Company's financial statements can be affected by defined benefit pension plan accounting policies, see the Defined Benefit Pension Benefits section of the Application of Critical Accounting Policies in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

        The Company's Pension Committee continues to evaluate alternative strategies to further reduce overall net periodic pension cost including: conversion of certain remaining defined benefit plans to defined contribution plans; the ongoing evaluation of investment fund managers' performance; the balancing of plan assets and liabilities; the risk assessment of multiemployer pension plans; the possible merger of certain plans; the consideration of incremental voluntary cash contributions to certain plans; and other changes that are likely to reduce future net periodic pension cost volatility and minimize risk.

        In addition to the Company's defined benefit pension plans, the Company also participates in numerous multiemployer pension plans throughout the world. Within the United States, the Pension Protection Act of 2006 may require additional funding for multiemployer plans that could cause the Company to be subject to higher cash contributions in the future. Additionally, market conditions and the number of participating employers remaining in each plan may affect the funded status of multiemployer plans and consequently any Company withdrawal liability, if applicable. The Company continues to monitor and assess any full and partial withdrawal liability implications associated with these plans.

Further tightening of credit, as well as downgrades in the Company's credit ratings, could increase the Company's cost of borrowing and could adversely affect the Company's future earnings and ability to access the capital markets.

        Continued tightening of the credit markets may adversely impact the Company's access to capital and the associated costs of borrowing. The Company's cost of borrowing and ability to access the capital markets are affected not only by market conditions but also by the short- and long-term debt ratings assigned to the Company's debt by the major credit rating agencies. These ratings are based, in part, on the Company's financial position and liquidity as measured by credit metrics such as interest coverage and leverage ratios. See Liquidity and Capital Resources under Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" for further discussion on credit ratings and watch or outlook. An inability to access the capital markets could have a material adverse effect on the Company's financial condition, results of operations or cash flows.

Restrictions imposed by the Company's credit facilities and outstanding notes may limit the Company's ability to obtain additional financing or to pursue business opportunities.

        The Company's credit facilities contain a covenant stipulating a maximum debt to capital ratio of 60%. One credit facility also contains a covenant requiring a minimum net worth of $475 million, and another limits the proportion of subsidiary consolidated indebtedness to a maximum of 10% of consolidated tangible assets. These covenants limit the amount of debt the Company may incur, which could limit its ability to obtain additional financing or pursue business opportunities. In addition, the Company's ability to comply with these ratios may be affected by events beyond its control. A breach of any of these covenants or the inability to comply with the required financial ratios could result in a default under these credit facilities. In the event of any default under these credit facilities, the lenders under those facilities could elect to declare all borrowings outstanding, together with accrued and unpaid interest and other fees, to be due and payable, which would cause an event of default under the credit facilities. This could, in turn, trigger an event of default under the cross-default provisions of the Company's other outstanding indebtedness. At December 31, 2011, the Company was in compliance with these covenants with a debt to capital ratio of 42.7% and total net worth of $1.2 billion.

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

        The company uses cross-currency interest rate swaps in conjunction with certain debt issuances in order to secure either a fixed or floating local currency interest rate. The Company has foreign currency forward exchange contracts outstanding as part of a worldwide program to minimize foreign currency operating income and balance sheet exposure. Foreign currency forward exchange contracts are used to hedge commitments, such as foreign currency debt, firm purchase commitments and foreign currency cash flows for certain export sales transactions. The unsecured contracts for cross-currency interest rate swaps and foreign currency forward exchange contracts outstanding at December 31, 2011 mature at various times through 2018 and 2012, respectively, and are with major financial institutions. The Company may also enter into derivative contracts to hedge commodity exposures. The Company may be exposed to credit loss in the event of non-performance by the other parties to the contracts. The Company evaluates the creditworthiness of the counterparties and does not expect default by them. However, given the current global financial environment, such default remains possible.

        The inability of a counterparty to fulfill its obligation under committed credit facilities or derivative financial instruments may have a material adverse effect on the Company's financial condition, results of operations or cash flows.

        See Liquidity and Capital Resources under Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" for more information.

The Company's cash flows and earnings are subject to changes in interest rates.

        The Company's total debt at December 31, 2011 was $908.8 million. Of this amount, approximately 7.0% had variable rates of interest and 93.0% had fixed rates of interest. The weighted-average interest rate of total debt was approximately 4.5%. At current debt levels, a one percentage point increase/decrease in variable interest rates would increase/decrease interest expense by approximately $0.6 million per year. If the Company is unable to successfully manage its exposure to variable interest rates, its results of operations may be negatively impacted.

A negative outcome on personal injury claims against the Company may adversely impact results of operations and financial condition.

        The Company has been named as one of many defendants (approximately 90 or more in most cases) in legal actions alleging personal injury from exposure to airborne asbestos over the past several decades. In their suits, the plaintiffs have named as defendants, among others, many manufacturers, distributors and installers of numerous types of equipment or products that allegedly contained asbestos. The majority of the asbestos complaints pending against the Company have been filed in New York. Almost all of the New York complaints contain a standard claim for damages of $20 million or $25 million against the approximately 90 defendants, regardless of the individual plaintiff's alleged medical condition, and without specifically identifying any Company product as the source of plaintiff's asbestos exposure. If the Company is found to be liable in any of these actions and the liability exceeds the Company's insurance coverage, results of operations, cash flows and financial condition could be adversely affected. For more information concerning this litigation, see Note 11, Commitments and Contingencies, to the Consolidated Financial Statements under Part II, Item 8, "Financial Statements and Supplementary Data."

Higher than expected claims under insurance policies, under which the Company retains a portion of the risk, could adversely impact results of operations and cash flows.

        The Company retains a significant portion of the risk for property, workers' compensation, U.K. employers' liability, automobile, general and product liability losses. Reserves have been recorded that reflect the undiscounted estimated liabilities for ultimate losses including claims incurred but not reported. Inherent in these estimates are assumptions that are based on the Company's history of claims and losses, a detailed analysis of existing claims with respect to potential value, and current legal and legislative trends. At December 31, 2011 and 2010, the Company had recorded liabilities of $85.9 million and $88.0 million, respectively, related to both asserted and unasserted insurance claims. Included in the balance at December 31, 2011 and 2010 were $2.6 million and $4.3 million, respectively, of recognized liabilities covered by insurance carriers. If actual claims are higher than those projected by management, an increase to the Company's insurance reserves may be required and would be recorded as a charge to income in the period the need for the change was determined. Conversely, if actual claims are lower than those projected by management, a decrease to the Company's insurance reserves may be required and would be recorded as a reduction to expense in the period the need for the change was determined. The Company periodically evaluates the creditworthiness of the insurance providers and does not expect default by them. However, given the current global financial environment, such default remains possible.

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

        The Company is currently involved in a number of environmental remediation investigations and cleanups and, along with other companies, has been identified as a "potentially responsible party" for certain waste disposal sites under the federal "Superfund" law. At several sites, the Company is currently conducting environmental remediation, and it is probable that the Company will agree to make payments toward funding certain other of these remediation activities. It also is possible that some of these matters will be decided unfavorably to the Company and that other sites requiring remediation will be identified. Each of these matters is subject to various uncertainties, and financial exposure is dependent upon such factors as the continuing evolution of environmental laws and regulatory requirements; the availability and application of technology; the allocation of cost among potentially responsible parties; the years of remedial activity required; and the remediation methods selected. The Company has evaluated its potential liability and the Consolidated Balance Sheets at December 31, 2011 and 2010 include an accrual of $2.5 million and $4.2 million, respectively, for future expenditures related to environmental matters. The amounts charged against pre-tax earnings related to environmental matters totaled $2.0 million, $2.6 million and $1.5 million during 2011, 2010 and 2009, respectively. The liability for future remediation costs is evaluated on a quarterly basis. Actual costs to be incurred at identified sites in future periods may be greater than the estimates, given inherent uncertainties in evaluating environmental exposures.

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

        In the past, the Company has acquired businesses and, on an ongoing basis, continues to evaluate strategic acquisition opportunities that have the potential to support and strengthen the business. The Company can give no assurances, however, that any acquisition opportunities will arise or, if they do, that they will be consummated, or that additional financing or capital, if needed, will be available on satisfactory terms. In addition, acquisitions involve inherent risks that the businesses acquired will not perform in accordance with the Company's expectations. The Company may not be able to achieve the synergies and other benefits that are expected from the integration of acquisitions as successfully or rapidly as projected, if at all. The Company's failure to effectively integrate newly acquired operations could prevent the Company from recognizing expected rates of return on an acquired business and could have a material and adverse effect on the results of operations, financial condition and cash flows.

Due to the international nature of the Company's business, the Company could be adversely affected by violations of certain laws.

        The Company's policies mandate compliance with certain U.S. and international laws such as import/export regulations, the U.S. Foreign Corrupt Practices Act and similar anti-bribery laws. With regard to the U.S. Foreign Corrupt Practices Act and anti-bribery laws, the Company operates in many parts of the world that have experienced governmental corruption to some degree and, in certain circumstances, strict compliance with anti-bribery laws may conflict with local customs and practices. The Company extensively trains its employees concerning such laws, and also informs its partners, subcontractors, agents and others who work with the Company or on its behalf that they must comply with these laws. The Company also has procedures and controls in place to monitor internal and external compliance. The Company cannot provide assurance that its internal controls and procedures will always protect the Company from the reckless or criminal acts committed by its employees or agents. If the Company is found to be liable for violations of these laws (either due to its own acts, out of inadvertence, or due to the acts or inadvertence of others), the Company could suffer from criminal or civil penalties or other sanctions, including limitations on its ability to conduct its business, which could have a material and adverse effect on results of operations, financial condition, and cash flows.

The Company may be unable to achieve, or may be delayed in achieving, its cost-cutting initiatives, and this may adversely affect operating results and cash flow.

        The Company has launched a number of cost-cutting initiatives, including restructuring initiatives implemented in the fourth quarters of 2010 and 2011, to improve operating efficiencies and reduce operating costs. Although the Company has achieved a substantial amount of annual cost savings associated with these cost-cutting initiatives, it may be unable to sustain the cost savings that have been achieved. In addition, if the Company is unable to achieve, or has any unexpected delays in achieving additional cost savings in the expected timeframe, its results of operations and cash flow may be adversely affected. Even if the Company meets the goals pursuant to these initiatives, it may not receive the expected financial benefits of these initiatives.

Actual results could differ from the estimates and assumptions used to prepare the Company's financial statements.

        In preparing the financial statements, the Company is required under generally accepted accounting principles in the United States ("U.S. GAAP") to make estimates and assumptions at the date of the financial statements. These estimates and assumptions affect the reported values of assets, liabilities, revenues and expenses, and certain disclosures. Areas requiring significant estimates by management include:

  •
  Notes and accounts receivable

  •
  Goodwill

  •
  Asset impairment

  •
  Inventories

  •
  Insurance reserves

  •
  Legal and other contingencies

  •
  Income taxes

  •
  Defined benefit pension benefits

        Actual business and financial results could differ from estimates of such results, which could have a material and adverse effect on results of operations, financial condition and cash flows. See Application of Critical Accounting Policies under Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional disclosure related to these items.

The Company maintains a workforce based upon current and anticipated workload. If the Company does not receive future contract awards or if these awards are delayed, significant cost may result.

        The Company's estimates of future performance depend on, among other matters, whether and when the Company will receive certain new contract awards, including the extent to which the Company utilizes its workforce. The rate at which the Company utilizes its workforce is impacted by a variety of factors including the ability to manage attrition; to forecast the need for services, which allows it to maintain an appropriately sized workforce; the ability to transition employees from completed projects to new projects or between segments; and the need to devote resources to non-revenue generating activities such as training or business development. While the Company's estimates are based upon its good faith judgment, these estimates can be unreliable and may frequently change based on newly available information. In the case of large-scale domestic and international projects where timing is often uncertain, it is particularly difficult to predict whether and when the Company will receive a contract award. The uncertainty of contact award timing can present difficulties in matching the Company's workforce size with contract needs. If an expected contract award is delayed or not received, the Company could incur cost resulting from reductions in staff or redundancy of facilities or equipment that could have a material and adverse effect on results of operations, financial condition and cash flows.

The success of the Company's strategic ventures depends on the satisfactory performance by strategic venture partners of their strategic venture obligations.

        The Company enters into various strategic ventures as part of its strategic growth initiatives as well as to comply with local laws. Differences in opinions or views between strategic venture partners can result in delayed decision-making or failure to agree on material issues which could adversely affect the business and operations of the venture. From time to time in order to establish or preserve a relationship, or to better ensure venture success, the Company may accept risks or responsibilities for the strategic venture which are not necessarily proportionate with the reward it expects to receive. The success of these and other strategic ventures also depends, in large part, on the satisfactory performance by the Company's strategic venture partners of their strategic venture obligations, including their obligation to commit working capital, equity or credit support as required by the strategic venture and to support their indemnification and other contractual obligations. If the Company's strategic venture partners fail to satisfactorily perform their strategic venture obligations as a result of financial or other difficulties, the strategic venture may be unable to adequately perform or deliver its contracted services. Under these circumstances, the Company may be required to make additional investments and provide additional services to ensure the adequate performance and delivery of the contracted services. These additional obligations could result in reduced profits or, in some cases, increased liabilities or significant losses for the Company with respect to the strategic venture. In addition, although the Company generally performs due diligence with regard to potential strategic partners or ventures, a failure by a strategic venture partner to comply with applicable laws, rules or regulations could negatively impact its business and, in the case of government contracts, could result in fines, penalties, suspension or even debarment. Unexpected strategic venture developments could have a material and adverse effect on results of operations, financial condition and cash flows.

Item 1B.    Unresolved Staff Comments.

        None.

Item 2.    Properties.

        Operations of Harsco and its subsidiaries are conducted at both owned and leased properties in domestic and international locations. The Company's executive offices are located at 350 Poplar Church Road, Camp Hill, Pennsylvania 17011 and are owned. The following table describes the location and principal use of the Company's more significant properties.

Location	Principal Products	Interest
Harsco Metals & Minerals Segment
Coronel Fabriciano, Brazil	Minerals and Resource Recovery Technologies	Owned
East Chicago, Indiana, United States	Minerals and Resource Recovery Technologies	Owned
Mitterdorf, Austria	Minerals and Resource Recovery Technologies	Leased
Sarver, Pennsylvania, United States	Minerals and Resource Recovery Technologies	Owned
Sorel—Tracy, Canada	Minerals and Resource Recovery Technologies	Leased
Timoteo, Brazil	Minerals and Resource Recovery Technologies	Leased
Warren, Ohio, United States	Minerals and Resource Recovery Technologies	Owned
Drakesboro, Kentucky, United States	Roofing Granules/Abrasives	Owned
Gallipolis, Ohio, United States	Roofing Granules/Abrasives	Leased
Gary, Indiana, United States	Roofing Granules/Abrasives	Owned
Moundsville, West Virginia, United States	Roofing Granules/Abrasives	Leased
Harsco Infrastructure Segment
Abu Dhabi, United Arab Emirates	Infrastructure Services, Rentals and Sales	Owned
Ahrensfelde, Germany	Infrastructure Services, Rentals and Sales	Leased
Atlanta, Georgia, United States	Infrastructure Services, Rentals and Sales	Owned
Arkel, The Netherlands	Infrastructure Services, Rentals and Sales	Owned
Brisbane, Australia	Infrastructure Services, Rentals and Sales	Leased
Dosthill, United Kingdom	Infrastructure Services, Rentals and Sales	Owned
Houston, Texas, United States	Infrastructure Services, Rentals and Sales	Leased
Lubna, Poland	Infrastructure Services, Rentals and Sales	Owned
Marion, Ohio, United States	Infrastructure Services, Rentals and Sales	Owned
Pittsburgh, Pennsylvania, United States	Infrastructure Services, Rentals and Sales	Leased
Sacramento, California, United States	Infrastructure Services, Rentals and Sales	Leased
Trevoux, France	Infrastructure Services, Rentals and Sales	Owned
Harsco Rail Segment
Brendale, Australia	Rail Maintenance Equipment	Owned
Ludington, Michigan, United States	Rail Maintenance Equipment	Owned
West Columbia, South Carolina, United States	Rail Maintenance Equipment	Owned
Harsco Industrial Segment
Catoosa, Oklahoma, United States	Heat Exchangers	Owned and Leased
East Stroudsburg, Pennsylvania, United States	Heat Transfer Products	Owned
Channelview, Texas, United States	Industrial Grating Products	Owned
Garrett, Indiana, United States	Industrial Grating Products	Leased
Leeds, Alabama, United States	Industrial Grating Products	Owned
Queretaro, Mexico	Industrial Grating Products	Owned

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

Item 3.    Legal Proceedings.

        Information regarding legal proceedings is included in Note 11, Commitments and Contingencies, to the Consolidated Financial Statements under Part II, Item 8 "Financial Statements and Supplementary Data."

Item 4.    Not Applicable.

Supplementary Item.    Executive Officers of the Registrant (Pursuant to Instruction 3 to Item 401(b) of Regulation S-K).

        Set forth below, at February 28, 2012, are the executive officers (this excludes eight Corporate officers who are not deemed "executive officers" within the meaning of applicable Securities and Exchange Commission regulations) of the Company and certain information with respect to each of them. M. E. Kimmel, S. J. Schnoor, I.J. Harrington, G. J. Claro, S. W. Jacoby and S. H. Gerson were elected to their respective positions effective April 26, 2011. B. E. Malamud was elected to his position effective June 2, 2011. H.W. Knueppel was elected to his position effective February 28 2012. All terms expire on April 24, 2012. There are no family relationships among any of the executive officers.

Name	Age	Position with the Company
Executive Officers:
H.W. Knueppel	63	Interim Chairman and Interim Chief Executive Officer
M. E. Kimmel	52	Senior Vice President, Chief Administrative Officer, General Counsel and Corporate Secretary
S. J. Schnoor	58	Senior Vice President, Chief Financial Officer and Treasurer
I. J. Harrington	46	Executive Vice President and Group CEO—Harsco Infrastructure
G. J. Claro	52	Executive Vice President and Group CEO—Harsco Metals & Minerals
S. W. Jacoby	45	Vice President and Group President—Harsco Rail
S. H. Gerson	41	Vice President and Group President—Harsco Industrial
B. E. Malamud	44	Vice President and Corporate Controller

H.W. Knueppel

        Interim Chairman and Interim Chief Executive Officer of the Company since February 23, 2012. Director of the Company since September 1, 2008. Served as Chairman between April 2006 and December 2011 and served as Chief Executive Officer between April 2005 and May 2011 of Regal Beloit Corporation (a multi-national organization serving the HVAC industrial motor power transmission and power generation markets). Served as President and Chief Operating Officer of Regal Beloit Corporation from April 2002 to December 2005. Served as Executive Vice President of Regal Beloit Corporation from 1987 to April 2002. Mr. Knueppel joined Regal Beloit Corporation in 1979. Mr. Knueppel is a Director of Regal Beloit Corporation and Snap-on Corporation.

M. E. Kimmel

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

G. J. Claro

        Executive Vice President and Group CEO—Harsco Metals & Minerals since July 6, 2010. Served as Group CEO, Harsco Metals and Harsco Minerals Groups from September 1, 2009 to July 6, 2010. Served as Group CEO—Harsco Metals from June 1, 2009 to September 1, 2009. Prior to joining Harsco in 2009, Mr. Claro served as the CEO of Aleris Americas and has nearly 30 years of executive leadership experience in the worldwide metals industry, including 20 years as an international operations executive within Alcoa Inc.

S. W. Jacoby

        Vice President and Group President—Harsco Rail since July 6, 2010. Served as President of Harsco Rail from April 2009 to July 2010. Served as Vice President and General Manager of Harsco Track Technologies from August 2007 to April 2009. Served as Vice President and General Manager of Air- X-Changers from April 2005 to August 2007. Mr. Jacoby has held other senior management positions in the Harsco Industrial business group since joining the Company on April 3, 1995. Prior to joining Harsco in 1995, Mr. Jacoby began his career with Mack Trucks.

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

B. E. Malamud

        Vice President and Corporate Controller since June 2, 2011. Served as Vice President—Internal Audit and Interim Vice President and Corporate Controller from April 2011 to June 2, 2011. Served as Vice President—Internal Audit from May 2010 until April 2011. Served as Senior Director Corporate Accounting in the Controller's Department from July 2003 through May 2010. Previously served in various accounting, auditing and treasury positions for the Company from 1992 to 2003. Prior to joining Harsco, he served in various auditing positions for Coopers & Lybrand from July 1989 to March 1992. Mr. Malamud is a Certified Public Accountant.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

        Harsco Corporation common stock is listed on the New York Stock Exchange. At the end of 2011, there were 80,477,170 shares outstanding. In 2011, the Company's common stock traded in a range of $17.77 to $36.78 and closed at $20.58 at year-end. At December 31, 2011, there were approximately 16,600 stockholders. There are no significant limitations on the payment of dividends included in the Company's loan agreements. For additional information regarding Harsco Corporation's common stock market price and dividends declared, see Dividend Action under Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the Common Stock Price and Dividend Information under Part II, Item 8, "Financial Statements and Supplementary Data." For additional information on the Company's equity compensation plans see Part III, Item 11, "Executive Compensation."

(c)
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2011-October 31, 2011	—	—	—	2,000,000
November 1, 2011-November 30, 2011	—	—	—	2,000,000
December 1, 2011-December 31, 2011	286,577	20.20	286,577	1,713,423

Total	286,577	20.20	286,577

        The Company's share repurchase program was extended by the Board of Directors in November 2011. The repurchase program expires January 31, 2013. At December 31, 2011, there are 1,713,423 authorized shares remaining in the program. When and if appropriate, repurchases are made in open market transactions, depending on market conditions. Share repurchases may not occur and may be discontinued at any time.

Item 6.    Selected Financial Data.

Five-Year Statistical Summary

(In thousands, except per share, employee information and percentages)	2011	2010	2009(a)	2008	2007(b)
Income Statement Information
Revenues from continuing operations	$3,302,740	$3,038,678	$2,990,577	$3,967,822	$3,688,160
Amounts Attributable to Harsco Corporation common stockholders
Income (loss) from continuing operations	(9,447)	10,885	133,838	245,623	255,115
Income (loss) from discontinued operations	(2,063)	(4,131)	(15,061)	(4,678)	44,377
Net income (loss)	(11,510)	6,754	118,777	240,945	299,492

Financial Position and Cash Flow Information
Working capital	$377,163	$387,082	$418,237	$317,062	$471,367
Total assets	3,338,877	3,469,220	3,639,240	3,562,970	3,905,430
Long-term debt	853,800	849,724	901,734	891,817	1,012,087
Total debt	908,772	884,932	984,927	1,012,883	1,080,794
Depreciation and amortization (including discontinued operations)	310,441	315,239	311,531	337,949	306,413
Capital expenditures	313,101	192,348	165,320	457,617	443,583
Cash provided by operating activities	298,776	401,427	434,458	574,276	471,740
Cash used by investing activities	(255,822)	(202,023)	(269,360)	(443,418)	(386,125)
Cash used by financing activities	(39,554)	(171,521)	(164,083)	(155,539)	(77,687)

Ratios
Return on average equity(c)(d)	(0.6)%	0.7%	9.1%	14.6%	18.9%
Current ratio	1.5:1	1.5:1	1.6:1	1.4:1	1.5:1
Total debt to total capital(d)(e)	42.7%	37.6%	39.5%	41.1%	40.3%

Per Share Information attributable to Harsco Corporation common stockholders
Basic—Income (loss) from continuing operations	$(0.12)	$0.14	$1.67	$2.94	$3.03
—Income (loss) from discontinued operations	(0.03)	(0.05)	(0.19)	(0.06)	0.53

—Net income (loss)	$(0.14) (f)	$0.08 (f)	$1.48	$2.88	$3.56

Diluted—Income (loss) from continuing operations	$(0.12)	$0.13	$1.66	$2.92	$3.01
—Income (loss) from discontinued operations	(0.03)	(0.05)	(0.19)	(0.06)	0.52

—Net income (loss)	$(0.14) (f)	$0.08	$1.47	$2.87 (f)	$3.53

Book value(e)	$15.16	$18.23	$18.79	$18.09	$18.99
Cash dividends declared per share	0.82	0.82	0.805	0.78	0.7275

Other Information
Diluted weighted-average number of shares outstanding	80,736	80,761	80,586	84,029	84,724
Number of employees	19,650	19,300	19,600	21,500	21,500

(a)
Includes ESCO Interamerica, Ltd. acquired November 10, 2009 (Harsco Infrastructure Segment).

(b)
Includes Excell Minerals acquired February 1, 2007 (Harsco Metals & Minerals Segment).

(c)
Return on average equity is calculated by dividing income (loss) from continuing operations by average equity throughout the year.

(d)
2007 and 2008 reflect noncontrolling interests, previously referred to as minority interests, as a component of equity in accordance with the changes to consolidation accounting and reporting issued by the Financial Accounting Standards Board January 1, 2009.

(e)
"Total debt to total capital" is calculated by dividing total debt (short-term borrowings and long-term debt including current maturities) by the sum of equity and total debt.

(f)
Does not total due to rounding.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The following discussion should be read in conjunction with the Consolidated Financial Statements provided under Part II, Item 8, "Financial Statements and Supplementary Information," of this Annual Report on Form 10-K. Certain statements contained herein may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially, as discussed more fully herein.

        Amounts included in this Item 7 of this Annual Report on Form 10-K are rounded in millions and all percentages are calculated based on actual amounts. As a result, minor differences may exist due to rounding.

Forward-Looking Statements

        The nature of the Company's business and the many countries in which it operates subject it to changing economic, competitive, regulatory and technological conditions, risks and uncertainties. In accordance with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company provides the following cautionary remarks regarding important factors that, among others, could cause future results to differ materially from the results contemplated by forward-looking statements, including the expectations and assumptions expressed or implied herein. Forward-looking statements contained herein could include, among other things, statements about the Company's management's confidence and strategies for performance; expectations for new and existing products, technologies and opportunities; and expectations regarding growth, sales, cash flows, earnings and Economic Value Added ("EVA®"). These statements can be identified by the use of such terms as "may," "could," "expect," "anticipate," "intend," "believe" or other comparable terms.

        Factors that could cause actual results to differ, perhaps materially, from those implied by the forward-looking statements include, but are not limited to: (1) changes in the worldwide business environment in which the Company operates, including general economic conditions; (2) changes in currency exchange rates, interest rates, commodity and fuel costs and capital costs; (3) changes in the performance of stock and bond markets that could affect, among other things, the valuation of the assets in the Company's pension plans and the accounting for pension assets, liabilities and expenses; (4) changes in governmental laws and regulations, including environmental, tax and import tariff standards; (5) market and competitive changes, including pricing pressures, market demand and acceptance for new products, services and technologies; (6) unforeseen business disruptions in one or more of the many countries in which the Company operates due to political instability, civil disobedience, armed hostilities, public health issues or other calamities; (7) the seasonal nature of the Company's business; (8) the Company's ability to successfully enter into new contracts and complete new acquisitions or joint ventures in the timeframe contemplated, or at all; (9) the integration of the Company's strategic acquisitions; (10) the amount and timing of repurchases of the Company's common stock, if any; (11) the recent global financial and credit crises and economic conditions generally, which could result in the Company's customers curtailing development projects, construction, production and capital expenditures, which, in turn, could reduce the demand for the Company's products and services and, accordingly, the Company's revenues, margins and profitability; (12) the outcome of any disputes with customers; (13) the financial condition of the Company's customers, including the ability of customers (especially those that may be highly leveraged and those with inadequate liquidity) to maintain their credit availability; (14) the Company's ability to successfully implement and receive the expected benefits of cost-reduction and restructuring initiatives, including the achievement of expected cost savings in the expected time frame; (15) risk and uncertainty associated with intangible assets; and (16) other risk factors listed from time to time in the Company's SEC reports. A further discussion of these, along with other potential risk factors, can be found in Part I, Item 1A, "Risk Factors," of this Annual Report on Form 10-K. The Company cautions that these factors may not be exhaustive and that many of these factors are beyond the Company's ability to control or predict. Accordingly, forward-looking statements should not be relied upon as a prediction of actual results. The Company undertakes no duty to update forward-looking statements except as may be required by law.

Executive Overview

        The Company's revenues from continuing operations totaled $3.3 billion and $3.0 billion for 2011 and 2010, respectively. The Company generated higher revenues for 2011 due to an increase in global steel production in the Harsco Metals & Minerals Segment, increased demand in the Harsco Industrial Segment and increased volume of erection and dismantling services in the Harsco Infrastructure Segment. This was partially offset by the timing and mix of equipment shipments within the Harsco Rail Segment. Foreign currency translation increased revenues by $103.6 million for 2011 in comparison with last year.

Revenues by Segment

				Percentage Change from 2010 to 2011
(Dollars in millions)	2011	2010	Change	Price/ Volume	Currency	Total
Harsco Metals & Minerals	$1,588.3	$1,461.5	$126.8	4.7%	3.9%	8.7%
Harsco Infrastructure	1,108.3	1,031.8	76.5	3.3	4.2	7.4
Harsco Rail	300.0	313.3	(13.2)	(5.2)	1.0	(4.2)
Harsco Industrial	306.1	231.9	74.2	32.0	—	32.0
Corporate	—	0.2	(0.2)	(100.0)	—	(100.0)

Total Revenues	$3,302.7	$3,038.7	$264.1	5.3%	3.4%	8.7%

Revenues by Region

				Percentage Change from 2010 to 2011
(Dollars in millions)	2011	2010	Change	Price/ Volume	Currency	Total
Western Europe	$1,242.9	$1,189.5	$53.5	(1.0)%	5.5%	4.5%
North America	1,161.5	1,080.2	81.3	7.2	0.3	7.5
Latin America(a)	345.8	292.2	53.6	14.8	3.5	18.3
Middle East and Africa	207.0	201.1	5.9	2.6	0.3	2.9
Asia-Pacific	197.8	160.7	37.0	11.9	11.1	23.0
Eastern Europe	147.8	115.0	32.8	23.6	4.9	28.5

Total Revenues	$3,302.7	$3,038.7	$264.1	5.3%	3.4%	8.7%

(a)
Includes Mexico.

        Operating income from continuing operations for 2011 was $87.6 million, compared with $78.4 million for 2010. Foreign currency translation increased operating income by $4.1 million in 2011. The remaining increase in operating income in 2011 is primarily driven by improved markets in the natural gas and industrial grating business in the Harsco Industrial Segment and by the realization of cost savings benefits from the restructuring initiatives implemented in the fourth quarter of 2010 ("Fourth Quarter 2010 Harsco Infrastructure Program"). Offsetting these increases in operating income was the timing and product mix of rail equipment shipments in the Harsco Rail Segment.

        The results in 2011 include a pre-tax charge of $100.8 million, of which $67.3 million was non-cash, or $1.05 per diluted share principally in the Harsco Infrastructure and Harsco Metals & Minerals Segments relating to a restructuring initiative implemented in the fourth quarter of 2011 ("2011/2012 Restructuring Program"). The objective of the 2011/2012 Restructuring Program is to balance short-term profitability goals with long-term strategies to establish platforms upon which the businesses can grow with limited fixed investment and generate annual operating expense savings. For additional detail on the 2011/2012 Restructuring Program, see Note 18, Restructuring Programs to the Consolidated Financial Statements under Part II, Item 8, "Financial Statements and Supplementary Data."

        The Company also recorded a non-cash tax charge against the Company's United Kingdom deferred tax assets of approximately $37 million or $0.45 per diluted share in the fourth quarter of 2011. This charge is due to the recent negative financial performance of the Company's U.K. operations, including restructuring charges. For additional detail, see Note 10, Income Taxes, to the Consolidated Financial Statements under Part II, Item 8, "Financial Statements and Supplementary Data."

        The Company continues to have sufficient available liquidity and has been able to obtain all necessary financing. The Company currently expects operational and business needs to be covered by cash from operations and sales of non-core assets for 2012, although borrowings may be made from time to time due to historical patterns of seasonal cash flow and for the funding of various projects. See Liquidity and Capital Resources under Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" for further discussion on cash flows.

Segment Financial Highlights

Revenues

					Change
(Dollars in millions)	2011		2010		Amount	Percent
Harsco Metals & Minerals	$1,588.3	48.1%	$1,461.5	48.1%	$126.8	8.7%
Harsco Infrastructure	1,108.3	33.6	1,031.8	34.0	76.5	7.4
Harsco Rail	300.0	9.1	313.3	10.3	(13.2)	(4.2)
Harsco Industrial	306.1	9.3	231.9	7.6	74.2	32.0
Corporate	—	—	0.2	—	(0.2)	(100.0)

Total Revenues	$3,302.7	100%	$3,038.7	100.0%	$264.1	8.7%

Operating Income (Loss)

					Change
(Dollars in millions)	2011		2010		Amount	Percent
Harsco Metals & Minerals	$109.6	125.0%	$117.9	150.3%	$(8.3)	(7.1)%
Harsco Infrastructure	(125.6)	(143.2)	(145.3)	(185.3)	19.8	13.6
Harsco Rail	58.7	67.0	66.1	84.3	(7.4)	(11.2)
Harsco Industrial	50.7	57.8	42.9	54.7	7.8	18.2
Corporate	(5.8)	(6.6)	(3.1)	(4.0)	(2.7)	(84.8)

Total Operating Income	$87.6	100.0%	$78.4	100.0%	$9.2	11.8%

Operating Margins

	2011	2010
Harsco Metals & Minerals	6.9%	8.1%
Harsco Infrastructure	(11.3)	(14.1)
Harsco Rail	19.6	21.1
Harsco Industrial	16.5	18.5

Consolidated Operating Margin	2.7%	2.6%

Harsco Metals & Minerals Segment:

        The Harsco Metals & Minerals Segment generated higher revenues in 2011 compared with 2010 due principally to the increased global steel production of its customers and the overall weaker U.S. dollar. The favorable impact of these items on operating income was offset by higher commodity pricing in 2011 versus 2010.

Significant Effects on Revenues (In millions)

Revenues—2010	$1,461.5
Net increased price/volume	69.3
Impact of foreign currency translation	57.5

Revenues—2011	$1,588.3

Significant Effects on Operating Income:

  •
  Customers' production increased approximately 6% compared with 2010.

  •
  Strong performance of on-site services provided to metal producers during 2011.

  •
  Negative impact due to higher fuel prices.

  •
  Increased material costs in the minerals businesses.

  •
  Pre-tax restructuring charge of approximately $12.8 million. This charge was the result of actions to reduce European exposure and lower selling, general and administrative expenses.

Harsco Infrastructure Segment:

        The Harsco Infrastructure Segment generated higher revenues in 2011 compared with 2010, due principally to increased volume of erection and dismantling services and the overall weaker U.S. dollar. The Segment generated a smaller operating loss in 2011 than 2010 primarily due to cost savings from the "Fourth Quarter 2010 Harsco Infrastructure Program".

Significant Effects on Revenues (In millions)

Revenues—2010	$1,031.8
Net increased volume	43.2
Impact of foreign currency translation	42.8
Impact of the sale of two lines of business	(9.5)

Revenues—2011	$1,108.3

Significant Effects on Operating Income:

  •
  Rental rates were up slightly compared to 2010. However, the increased volumes were offset by lower margins on erection and dismantling services, primarily in Europe.

  •
  Pre-tax restructuring charge was $87.6 million in 2011 compared with $84.4 million in 2010.

  •
  Contingent consideration adjustments of $4.0 million and $10.6 million were recognized during 2011 and 2010, respectively, increasing income which positively benefitted operating margins in both years.

  •
  Foreign currency translation decreased operating income by $1.5 million for 2011 compared with 2010.

  •
  The Company achieved approximately $45 million of incremental cost savings associated with the Fourth Quarter 2010 Infrastructure Program during 2011. This is slightly favorable compared with the savings estimate of $43 million when the program was initially announced.

Harsco Rail Segment:

        The Harsco Rail Segment generated lower revenues and operating income in 2011 compared with the record revenue of 2010 due principally to the timing and mix of rail equipment shipments.

Significant Effects on Revenues (In millions)

Revenues—2010	$313.3
Net decreased volume	(16.5)
Impact of foreign currency translation	3.2

Revenues—2011	$300.0

Significant Effects on Operating Income:

  •
  As expected, this Segment's operating income for 2011 was lower than the 2010 record due principally to the timing and mix of rail equipment shipments.

  •
  Positively impacting operating income in 2011 was a change in estimated costs related to the first phase of the China Ministry of Railways equipment order. This change in estimated costs resulted in a total of $8 million in lower costs which were recognized in the second quarter as a reduction of cost of goods sold. The Company does not anticipate any further significant changes in estimated costs, as the first phase of the China Ministry of Railways equipment order is now completed.

Harsco Industrial Segment:

        The Harsco Industrial Segment generated higher revenues and operating income in 2011. The increase in revenues for 2011 was primarily due to improved markets in the natural gas industry and the industrial grating business.

Significant Effects on Revenues (In millions)

Revenues—2010	$231.9
Net increased price/volume	74.1
Impact of foreign currency translation	0.1

Revenues—2011	$306.1

Significant Effects on Operating Income:

  •
  Higher demand across all Harsco Industrial businesses, principally as a result of improved markets in the natural gas industry and industrial grating business, increased operating income in 2011.

  •
  Operating income was negatively impacted by higher commodity prices and inventory costs.

Outlook, Trends and Strategies

        Despite continued uncertainties throughout several major global economies, particularly in non-residential construction markets in the United Kingdom and certain Western European countries, the Company believes it is well-positioned to capitalize on opportunities in the short- to long-term based on its strong balance sheet, available liquidity and ability to generate strong operating cash flows, as well as its demonstrated ability to execute appropriate countermeasures. These countermeasures include ongoing cost-reduction initiatives; the Company's OneHarsco initiative; and the Company's continuous improvement program which have significantly reduced, and should continue to reduce, the Company's cost structure and further enhance its financial strength without diminishing its solution-based services and products capabilities. The Company's expansion of its global footprint in targeted growth markets; its diversity of services and products in industries that are fundamental to global growth; its long-term mill services and minerals supply contracts; and the portability and mobility of its Harsco Infrastructure services equipment, help mitigate the Company's overall long-term exposure to changes in the economic outlook in any single economy. However, any further deterioration of global economies could still have an adverse impact on the Company's results of operations, financial condition and cash flows.

        The Harsco Infrastructure Segment again faced significant challenges in 2011, as the effects of the global economic recession and market uncertainty continued to impact business through project delays, scope reductions and job cancellations. These conditions were most prominent in Europe, and particularly in the U.K. As a result, the Company initiated the 2011/2012 Restructuring Program in the fourth quarter of 2011 to further address the realignment of the Company's Infrastructure business and strengthen the Harsco Metals & Minerals Segment. These changes are expected to result in the Harsco Infrastructure Segment achieving breakeven operating income in 2012 and profitability in 2013. Additionally, the restructuring program is expected to enhance operating margins through reduced SG&A and operating expenses in the Harsco Metals & Minerals Segment. The 2010/2011 Restructuring Program began in the fourth quarter of 2011 and is expected to continue throughout 2012. Restructuring charges in the fourth quarter of 2011 totaled $100.8 million. Due to timing issues, the Company expects to incur additional restructuring charges of approximately $85 million in 2012, for the Harsco Infrastructure Segment, and approximately $12 million for the Harsco Metals & Minerals Segment as a result of these previously mentioned actions. Overall cost savings are expected to be in excess of $36 million in 2012 and more than $65 million when fully annualized in 2013.

        In the Harsco Metals & Minerals Segment, global steel production in 2011 continued to recover from record lows experienced in recent years. Steel production appears to have stabilized with the potential for modest growth from increased global economic activity as well as future improvement in the global nonresidential construction market. In addition, the Company continues to see significant new bidding activities for its services and environmental solutions to customers around the world, and anticipates the start-up in 2012 of several contract awards in China and elsewhere, as previously announced by the Company.

        The Harsco Rail Segment is expected to continue to perform well in 2012. The timing of Harsco Rail equipment deliveries impacts quarterly and annual results, but 2012 is expected to show continued improvement due to existing backlogs and new order bidding activity and booked orders.

        The Harsco Industrial Segment continues to focus on the worldwide energy sector. Part of the ongoing strategy for this Segment is the successful globalization of the business with a renewed emphasis on product development and differentiation. Harsco Industrial expects to see continued growth in both revenues and income in 2012 and beyond.

        The following significant items, risks, trends and strategies are expected to affect the Company in 2012 and beyond:

  •
  The Company will continue to place a strong focus on corporate-wide expansion into targeted emerging markets to grow to improve the balance of its geographic footprint. More specifically, the Company's global growth strategies include steady, targeted expansion, particularly in Asia-Pacific, the Gulf Region of the Middle East and Africa and Latin America to further complement the Company's already strong presence throughout Europe and North America. Growth is also expected to be achieved through the provision of additional services to existing customers; new contracts in both developed and targeted growth markets; and targeted strategic ventures and partnerships in strategic countries and market sectors. This strategy is expected to result in approximately 35% of revenue from emerging markets by 2015. This growth will come both organically and through investments such as the previously announced China's Taiyuan Iron & Steel (Group) Co, Ltd. ("TISCO") strategic venture. Over time, a balanced geographic footprint should also benefit the Company through further diversification of its customer base.

  •
  The Company expects continued strong cash flows from operating activities, although 2011 was less than 2010 due to the timing of working capital changes as well as restructuring program payments. In regard to the use of these cash flows, the Company's intention is to take a balanced approach. The first use of cash flows will be to continue to pay the Company's cash dividend, which has been paid every year since 1939. Second, the Company plans to allocate capital expenditures to projects that have the appropriate long-term return characteristics.

  •
  Management will continue to be very selective and disciplined in allocating capital, choosing projects with the highest Economic Value Added ("EVA®") potential and return on capital employed.

  •
  The Company announced in 2010 that it has embarked upon a business transformation strategy as part of its OneHarsco initiative, which is designed to create significant operating and cost efficiencies by improving the Company's supply chain costs, logistics, scheduling and integration throughout its worldwide operations. This project is expected to contribute to the Company's EVA growth.

  •
  The Company has maintained a capital structure with a balance sheet debt to capital ratio approximating 40% for the last several years. That ratio has increased to 42.7% at year-end 2011 primarily due to decreased equity resulting from the restructuring charges incurred in 2011, foreign currency translation adjustments and pension liability adjustments including the deferred tax valuation allowance recorded related to U.K. pension liabilities; and higher outstanding commercial paper balances at the end of the year. The Company's strong liquidity provides financial flexibility for investing in strategic initiatives, including joint ventures and capital outlays, particularly for growth initiatives; however, such future spending may require short-term borrowing based upon seasonal needs.

  •
  The effective income tax rate for 2012 is currently expected to be approximately 26.5% to 28.5%. However, due to the geographic mix of income, the first quarter 2012 income tax rate will be much higher.

  •
  A majority of the Company's revenue is generated from customers located outside the United States, and a substantial portion of the Company's assets and employees are located outside the United States. United States income tax and international withholding taxes have not been provided on undistributed earnings for certain non-U.S. subsidiaries as the Company considers such earnings as indefinitely reinvested in the operations of those subsidiaries. Any tax reform that reduces the Company's ability to defer U.S. taxes on profit indefinitely reinvested outside the United States could have a negative impact on the Company's ability to compete in the global marketplace. The Company does not believe that substantive U.S. legislative corporate tax reform is realistic for 2012, given the current U.S. political environment. However, the Company will monitor events in the U.S. Legislature closely over the coming year for any sign of favorable or unfavorable legislation.

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

  •
  Net defined benefit net periodic pension costs for 2012 is expected to be approximately $11 million higher than 2011. Contributing to this increased expense are lower discount rates at December 31, 2011 and a lower than expected return on plan assets in 2011. These two factors are primary drivers of the Company's defined benefit net periodic pension costs as future service is no longer a factor in substantially all of the Company's significant defined benefit plans.

  •
  The Company will continue with its asset sales program which generated approximately $43 million in cash in 2011.

  •
  The Company may be required to record impairment charges in the future to the extent it cannot generate future cash flows at a level sufficient to recover the net book value of a reporting unit. As part of the Company's annual goodwill impairment testing, estimates of fair value are based on assumptions regarding future operating cash flows and growth rates of each reporting unit, the weighted-average cost of capital ("WACC") applied to these cash flows and current market estimates of value. Based on the uncertainty of future growth rates and other assumptions used to estimated goodwill recoverability, future reductions in a reporting unit's cash flows could cause a material non-cash impairment charge of goodwill, which could have a material adverse effect on the Company's results of operations and financial condition. See Application of Critical Accounting Policies under Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" for further discussion on goodwill.

Harsco Metals & Minerals Segment:

  •
  The Harsco Metals & Minerals Segment is expected to show improved operating margins and overall returns in 2012 as a result of the 2011/2012 Restructuring Program. End market activity is expected to continue to be slow in the first quarter of 2012 compared with the same period last year, due principally to European market conditions, but improve as the year progresses. The full year 2012 and future years should also benefit from new contract signings.

  •
  The new 25-year environmental solutions contract for on-site metal recovery in China that was awarded in July 2011 to the Company's previously announced venture with Taiyuan Iron & Steel (Group) Co., Ltd. ("TISCO") will effectively address the environmentally beneficial processing and metal recovery of TISCO's stainless and carbon steel slag production by-products across a range of potential commercial applications. The Company anticipates that the venture has the potential to generate new revenues of an estimated $30 million per year initially, beginning after the start-up of operations in the fourth quarter of 2012, and ramping up to a projected run rate of approximately $50 million to $60 million per year when fully operational. The Company and TISCO will respectively share a 60%-40% relationship in the partnership and the Company will consolidate the financial statements of the venture.

  •
  The Harsco Metals & Minerals Segment is strategically focusing on adjacent market penetration and accelerated growth in emerging markets in Asia-Pacific, the Gulf Region of the Middle East and Africa, and Latin America. As the steel manufacturing footprint moves towards developing countries, the Company expects that this Segment should continue to grow, and at an accelerated pace. Returns on invested capital are currently higher in these markets and the customer recognition for the Company's value proposition is more evident.

  •
  The Company anticipates that tightening global environmental regulations should compel customers to address their production waste streams as an opportunity to maximize environmental compliance. This should provide additional revenue opportunities for the Harsco Metals & Minerals Segment. The Company will continue to pursue growth opportunities in environmental services as increasing regulatory and public demand for environmental solutions creates additional outsourced opportunities in slag management.

  •
  The industrial abrasives and roofing granules business within the Harsco Metals & Minerals Segment generates value by collecting and processing boiler slag, a coal combustion by-product ("CCP"), into commercially useful products that put this material to beneficial use in products such as roofing materials and blasting abrasives. In May 2010, the Environmental Protection Agency ("EPA") released a proposed rule that set out two different options with regard to the regulation of CCPs produced by coal-fired utility boilers. One option would regulate CCPs as hazardous waste when the CCPs are destined for disposal in landfills and surface impoundments. The second option would regulate the disposal of CCPs as solid waste by issuing minimum national criteria for proper management of these nonhazardous, solid wastes. Neither proposal changes the EPA's prior determination that beneficially used CCPs, including the Company's products, are exempt from the hazardous waste regulations. The adoption, terms and timing of any new regulation controlling disposal of CCPs remain uncertain, however, and there can be no assurance that any CCP regulation will continue to provide for an exemption for beneficial use of CCPs. The Company will continue to closely monitor the EPA's proposal.

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

Harsco Infrastructure Segment:

  •
  Despite continued bottom cycle activity globally in the non-residential construction market, the Company expects operating income in the Harsco Infrastructure Segment to reach at least breakeven in 2012 due to the significant restructuring actions the Company has taken over the past two years to reduce costs and improve operational efficiency. Longer-term the Company believes the full realization of all cost reduction actions and countermeasures, coupled with moderate improvements in its key global end-markets, should return this Segment to sustained profitability.

  •
  As expected, this Segment is realizing the anticipated cost savings resulting from the successful implementation of the Fourth Quarter 2010 Harsco Infrastructure Program. The Company currently expects to see the full benefit of these savings in 2012, although other factors including higher pension costs are expected to partially offset these benefits.

  •
  Average rental rates and utilization rates have stabilized in recent quarters; however, uncertainties remain in key end markets, particularly in the United Kingdom, several other European countries and, to a lesser degree, the United States.

  •
  The Company has initiated strategies to reposition the Harsco Infrastructure Segment and is focusing increasingly on projects in the global industrial maintenance and civil infrastructure construction sectors; and developing this business in economies outside the United States and Western Europe that have greater prospects for both near-term and long-term growth. The Segment has been shifting from small, essentially independent branches that serve smaller projects to an integrated business with resources able to focus on larger projects that will have a longer duration and which require highly engineered solutions. Local focus on the customer will continue, but customer service should improve through coordinated asset management, sales effectiveness and operational excellence.

  •
  In 2011, approximately 28% of the Segment's business was in the commercial and multi-family sector, which has been impacted most severely by tightened credit restrictions and the global economic downturn. An estimated 39% was in industrial maintenance and 33% was within the infrastructure sectors. Over the next few years, the Company is targeting an allocation of approximately 40% each in the industrial maintenance and infrastructure sectors, with 20% in the commercial and multi-family sector. Industrial maintenance contracts generally are longer-term contracts with sustainable revenue streams serving the oil and gas, pharmaceutical, chemical, electric utility power plant and steel industries. Civil infrastructure contracts also tend to be longer-term contracts with "blue-chip" contractors and include government-sponsored projects from stimulus programs.

Harsco Rail Segment:

  •
  The Harsco Rail Segment enters 2012 with a strong order book and encouraging bidding and booking activity.

  •
  The outlook for this Segment continues to be favorable. The global demand for railway maintenance-of-way equipment, parts, and services continues to be strong and the Class I railroads in the United States continue to report increased freight shipments, a positive indication of further opportunities for this Segment in 2012.

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

  •
  This Segment will continue to pursue continuous improvement and cost-reduction initiatives to reduce its overall cost base. These initiatives may result in near-term capital expenditures and restructuring costs.

Harsco Industrial Segment:

  •
  For 2012 and beyond, the Harsco Industrial Segment expects gradually higher results as its presence in emerging markets increases through joint ventures. The longer-term outlook for this Segment remains favorable as many of this Segment's manufactured products are utilized in the energy markets. This, combined with the Company's continued success in expanding this Segment globally, should result in significant growth.

  •
  Increased industrial use due to improving economic conditions should influence the price and demand for natural gas and, consequently, the demand for heat exchanger equipment. Weather trends can also impact this business as demand for heat exchanger equipment tends to increase in colder weather and decrease in warmer weather.

  •
  The air-cooled heat exchanger business of the Harsco Industrial Segment is dependent on a small group of key customers. The loss of one of these customers due to competition or due to financial difficulty, or the filing for bankruptcy protection, could adversely impact the Company's income, cash flows and asset valuations. As part of its credit risk management practices, the Company closely monitors the credit standing and accounts receivable position of its customer base. Longer term, global diversification should reduce customer concentration.

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

Results of Operations for 2011, 2010 and 2009

(In millions, except per share information and percentages)	2011	2010	2009
Revenues from continuing operations	$3,302.7	$3,038.7	$2,990.6
Cost of services and products sold	2,570.6	2,336.9	2,252.1
Selling, general and administrative expenses	535.7	532.6	509.1
Other expenses	102.7	86.5	7.6
Operating income from continuing operations	87.6	78.4	218.7
Interest expense, net	48.7	60.6	62.7
Income tax expense from continuing operations	49.8	4.3	18.5
Income (loss) from continuing operations	(7.5)	16.6	140.8
Diluted earnings (loss) per common share from continuing operations attributable to Harsco Corporation common stockholders	(0.12)	0.13	1.66
Effective income tax rate for continuing operations	119.6%	20.9%	11.6%

Comparative Analysis of Consolidated Results

Revenues

2011 vs. 2010

        Revenues for 2011 increased $264.1 million or 9% from 2010. This increase was attributable to the following significant items:

(In millions)	Change in Revenues 2011 vs. 2010
$103.6	Effect of foreign currency translation.
74.1	Net increase in volumes in the Harsco Industrial Segment due principally to improved markets in the natural gas industry and the industrial grating business.
69.3	Net increase in revenues in the Harsco Metals & Minerals Segment due principally to increased steel production volumes by the Company's carbon steel mill site customers.
43.2	Net increase in revenues in the Harsco Infrastructure Segment due principally to increased volumes of erection and dismantling services.
(16.5)	Net decrease in revenues in the Harsco Rail Segment due principally to the timing and mix of rail equipment shipments in 2011 compared with 2010.
(9.5)	Impact of the sale of two lines of business in the Harsco Infrastructure Segment.
(0.1)	Other.

$264.1	Total Change in Revenues 2011 vs. 2010

2010 vs. 2009

        Revenues for 2010 increased $48.1 million or 2% from 2009. This increase was attributable to the following significant items:

(In millions)	Change in Revenues 2010 vs. 2009
$149.9	Net increased volume in the Harsco Metals & Minerals Segment due principally to increased steel production by the Company's customers.
75.5	Effect of business acquisitions in the Harsco Infrastructure Segment.
33.3	Net increased revenue in the Harsco Metals & Minerals Segment due to higher commodity pricing and increased volume in the reclamation and recycling services business.
10.3	Out-of-period adjustment in 2009 for the Harsco Metals & Minerals Segment.
(179.5)	Net decreased revenues in the Harsco Infrastructure Segment due to lower sales, rentals and reduced pricing principally due to lower activity levels and project deferrals, postponements and cancellations of non-residential construction activity globally as a result of economic decline.
(18.1)	Decreased revenues in the Harsco Industrial Segment for the air-cooled heat exchangers business due to a weaker natural gas market.
(17.1)	Reduced demand in the Harsco Industrial Segment for industrial grating products coupled with lower pricing levels.
(8.8)	Effect of foreign currency translation.
2.6	Other (minor changes across the various units not already mentioned).

$48.1	Total Change in Revenues 2010 vs. 2009

Cost of Services and Products Sold

2011 vs. 2010

        Cost of services and products sold for 2011 increased $233.8 million or 10% from 2010. This increase was attributable to the following significant items:

(In millions)	Change in Cost of Services and Products Sold 2011 vs. 2010
$101.1	Increased costs due to changes in revenues (exclusive of the effect of foreign currency translation, and including the impact of increased energy and fluctuations in commodity costs included in selling prices).
82.3	Effect of foreign currency translation.
50.4	Principally unfavorable product mix and higher commodity costs, net of approximately $9 million of restructuring savings.

$233.8	Total Change in Cost of Services and Products Sold 2011 vs. 2010

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

Selling, General and Administrative Expenses

2011 vs. 2010

        Selling, general and administrative expenses for 2011 increased $3.1 million or 1% from 2010. This increase was attributable to the following significant items:

(In millions)	Change in Selling, General and Administrative Expenses 2011 vs. 2010
$17.2	Effect of foreign currency translation.
6.5	Change in compensation. The increase in 2011 is due to compensation increases as a result of overall business improvement. This is partially offset by a decrease in compensation expense in the Harsco Infrastructure Segment, primarily in the third and fourth quarters of 2011, principally as the result of the realization of costs savings benefits from the restructuring activities implemented in the fourth quarter of 2010.
(4.0)	Lower professional fees, principally due to lower legal fees and global supply chain costs.
(3.1)	Lower insurance expense.
(2.5)	Lower bad debt expense.
(1.6)	Change in sales commissions primarily due to the timing of and an overall lower level of rail equipment shipments in 2011 compared with 2010.
(9.4)	Other, net (primarily due to spending reductions and restructuring savings.)

$3.1	Total Change in Selling, General and Administrative Expenses 2011 vs. 2010

2010 vs. 2009

        Selling, general and administrative expenses for 2010 increased $23.6 million or 5% from 2009. This increase was attributable to the following significant items:

(In millions)	Change in Selling, General and Administrative Expenses 2010 vs. 2009
$22.0	Effect of business acquisitions.
5.9	Higher professional fees due to "OneHarsco" initiatives.
4.6	Increased travel expenses to support business expansion and optimization projects.
(3.8)	Impact of foreign currency translation.
(3.6)	Decreased sales commissions, related to business activity.
(1.5)	Other.

$23.6	Total Change in Selling, General and Administrative Expenses 2010 vs. 2009

Other Expenses

        This income statement classification includes impaired asset write-downs, product rationalization costs, employee termination benefit costs and costs to exit activities, offset by net gains on the disposal of non-core assets. See Note 16, Other (Income) Expenses and Note 18, Restructuring Programs, to the Consolidated Financial Statements under Part II, Item 8, "Financial Statements and Supplementary Data."

2011 vs. 2010

        During 2011, 2010 and 2009, the Company recorded pre-tax Other expenses of $102.7 million, $86.5 million and $7.6 million, respectively. The major components of this income statement category are as follows:

	Other (Income) Expenses
(In thousands)	2011	2010	2009
Net gains	$(6,162)	$(7,792)	$(8,047)
Contingent consideration adjustments	(3,966)	(10,620)	—
Employee termination benefits costs	36,174	24,816	10,931
Costs to exit activities	10,007	34,384	4,297
Product line rationalization	66,063	34,302	—
Impaired asset write-downs	—	9,966	1,494
Other (income) expense	624	1,417	(1,114)

Total	$102,740	$86,473	$7,561

        Substantially all Other expenses in 2011 and 2010 were incurred in conjunction with the Fourth Quarter 2010 Harsco Infrastructure Program and the 2010/2011 Restructuring Program.

2010 vs. 2009

        Other expenses of $86.5 million for 2010 increased $78.9 million from $7.6 million in 2009. This increase in other expenses primarily relates to a net restructuring charge of $84.4 million in the Harsco Infrastructure Segment for the Fourth Quarter Harsco Infrastructure Program as part of an ongoing strategy to improve organizational efficiency and enhance profitability and shareholder value by optimizing this Segment as a more streamlined, cost-effective, disciplined and market-focused global platform.

Interest Expense, Net

2011 vs. 2010

        Interest expense in 2011 was $48.7 million, a decrease of $11.9 million or 20% compared with 2010. The decrease compared with 2010 was primarily due to an October 2010 debt refinancing which resulted in a lower interest expense.

2010 vs. 2009

        Interest expense in 2010 was $60.6 million, a decline of $2.1 million or 3% compared with 2009. This was principally due to refinancing the 7.25% British pound sterling-denominated notes with a new 2.7% bond offering in the fourth quarter of 2010; to lower overall debt levels in 2010; and, to a lesser extent, lower interest rates on variable interest rate borrowings. The impact of foreign currency translation reduced interest expense by approximately $0.1 million.

Income Tax Expense from Continuing Operations

2011 vs. 2010

        Income tax expense from continuing operations in 2011 was $49.8 million, an increase of $45.6 million or 1,066% compared to 2010. The increase was mainly due to higher earnings from continuing operations and an increase in valuation allowances being recorded against deferred tax assets primarily for the Company's U.K. pension liabilities, offset by tax benefits from the lapse of several statutes of limitations for uncertain tax positions. The effective income tax rate relating to continued operations for 2011 was 119.6% versus 20.9% for 2010. The increase in the effective income tax rate for 2011 compared with 2010 is the result of certain discrete items, including: a change in the realizability of beginning of the year deferred tax assets of $37.3 million primarily related to the Company's U.K. deferred tax assets on its U.K. pension obligations; the tax benefit of $3.5 million for deferred charges from historical intercompany sales of inventory recorded in 2010 and not repeated in 2011 and a change in the earnings mix of the Company for year 2011 compared with prior years primarily due to the jurisdictional impact of the Company's restructuring charges. These increases in the effective income tax rate for 2011 compared with 2010 were offset by: the tax costs associated with the 2010 change in permanent reinvestment assertion of $1.9 million; and the lapse of several statutes of limitations for uncertain tax positions in 2011 that produced a tax benefit of $10.8 million.

2010 vs. 2009

        Income tax expense from continuing operations in 2010 was $4.3 million, a decrease $14.2 million or 77% compared with 2009. This decline was primarily due to lower earnings from continuing operations partially offset by an increase in the effective income tax rate from continuing operations. The effective income tax rate relating to continuing operations for 2010 was 20.9% versus 11.6% for 2009. The increase in the effective income tax rate for 2010 compared with 2009 is a reflection of certain net discrete tax benefits recognized in 2009. The 2009 net discrete tax benefits included a change in the permanent reinvestment of prior year undistributed earnings and the recognition of previously unrecognized tax benefits in certain international and state jurisdictions, offset by an increase in unrecognized tax benefits related to an ongoing dispute between the European Union and a specific European country. Included in 2010 are $3.5 million of out-of-period benefits related primarily to deferred charges from historical intercompany sales of inventory and adjustments of other deferred tax balances, offset by a tax charge of $1.7 million related to valuation allowance activity for a specific international operating jurisdiction and a U.S. tax charge on certain non-deductible items of $1.7 million.

        See Note 10, Income Taxes, to the Consolidated Financial Statements under Part II, Item 8, "Financial Statements and Supplementary Data."

Income (Loss) from Continuing Operations

2011 vs. 2010

        A loss from continuing operations in 2011 of $7.5 million was $24.1 million lower than income from continuing operations in 2010 of $16.6 million. This decrease principally resulted from a pre-tax $100.8 million restructuring charge for the 2011/2012 Restructuring Program and a non-cash tax charge against the Company's U.K. deferred tax assets of approximately $37 million, as described above. This was partially offset by improved markets in the natural gas and industrial grating business in the Harsco Industrial Segment and by the realization of cost savings benefits from the Fourth Quarter 2010 Harsco Infrastructure Program.

2010 vs. 2009

        Income from continuing operations in 2010 of $16.6 million was $124.2 million or 88% lower than 2009. This decrease principally resulted from weak market conditions in non-residential construction affecting the Harsco Infrastructure Segment from the economic climate over the prior two years, including a net $84.4 million restructuring charge incurred in the fourth quarter of 2010. This was partially offset by an increase in global steel production and commodity pricing in the Harsco Metals & Minerals Segment and higher levels of shipments under existing contracts for the Harsco Rail Segment.

Liquidity and Capital Resources

Overview

        The Company continues to have sufficient available liquidity and has been able to obtain all necessary financing. The Company currently expects operational and business needs to be covered by cash from operations and sales of non-core assets for 2012, although borrowings may be made from time to time due to historical patterns of seasonal cash flow and for the funding of various projects.

        The Company continues to implement and perform on capital efficiency initiatives to enhance liquidity. These initiatives have included prudent reduction of capital spending to projects where the highest returns can be achieved while redeploying existing capital investments, principally in the Harsco Infrastructure Segment; optimization of worldwide cash positions; reductions in discretionary spending; and frequent evaluation of customer and business-partner credit risk. These initiatives have been successful in helping counteract strained global financial markets. While global financial markets have improved for certain highly rated credit issuers, the stresses the markets have been under since 2008 are still reflected in tightened credit conditions for the funding of non-residential construction projects, particularly commercial construction. These tightened credit conditions, along with the sovereign debt crisis in Europe and economic austerity measures implemented in the United Kingdom, have restrained growth in the Harsco Infrastructure Segment. These unfavorable conditions in the credit markets also continue to affect some of the Company's current and potential customers.

        During 2011, the Company generated $298.8 million in operating cash flow, a decrease from the $401.4 million generated in 2010. Approximately $22.6 million of cash was disbursed in 2011 for restructuring costs associated with the Fourth Quarter 2010 Harsco Infrastructure Program and the 2011/2012 Restructuring Program. In 2011, the Company invested $313.1 million in capital expenditures, mostly for the Metals & Minerals Segment, (approximately 43.1% of the total capital expenditures were for revenue-growth projects), compared with $192.3 million invested in 2010. The Company paid $66.1 million in stockholder dividends in 2011, compared with $66.0 million in 2010.

        The Company's net cash borrowings increased by $25.3 million in 2011 to fund capital expenditures principally in the Harsco Metals & Minerals Segment. The Company's debt to total capital ratio increased to 42.7% at December 31, 2011 from 37.6% at December 31, 2010, which was the lowest debt to total capital ratio since 1998. The increase at year-end 2011 is primarily due to decreased equity resulting from foreign currency translation adjustments and pension liability adjustments; and higher outstanding commercial paper balances.

        The Company plans to sustain its balanced portfolio through its strategy of redeploying discretionary cash for disciplined organic growth and international or market-segment diversification; for potential strategic ventures, alliances and partnerships; for growth in long-term, high-return and high-renewal-rate services contracts for the Harsco Metals & Minerals Segment, principally in targeted growth markets or for customer diversification; and for strategic investments or possible acquisitions in the Harsco Rail Segment, most likely in 2013 or later. The Company also foresees continuing its long and consistent history of paying dividends to stockholders.

        The Company continues its focus on improving working capital efficiency. Globally integrated enterprise initiatives, such as OneHarsco, are being used to continue to further improve the effective and efficient use of working capital, particularly accounts receivable and inventories in the Harsco Infrastructure, Harsco Metals & Minerals and the Harsco Rail Segments.

        The Company also generated approximately $43 million in cash flow from asset sales in 2011 and expects the asset sale program to continue in 2012 with targeted cash flow of approximately $25 million.

Cash Requirements

        The following summarizes the Company's expected future payments related to contractual obligations and commercial commitments at December 31, 2011.

Contractual Obligations at December 31, 2011(a)

		Payments Due by Period
(In millions)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Short-term debt	$51.4	$51.4	$—	$—	$—
Long-term debt (including current maturities and capital leases)	857.4	3.6	155.5	250.4	447.9
Projected interest payments on long-term debt(b)	204.9	41.2	71.7	57.5	34.5
Pension benefit payments(c)	635.8	55.0	116.9	123.2	340.7
Operating leases (non-cancellable)	171.6	47.8	68.7	35.4	19.7
Purchase obligations	117.9	108.5	4.9	3.5	0.9
Cross-currency interest rate swaps(d)	615.1	25.9	51.5	50.0	487.7
Foreign currency forward exchange contracts(e)	324.5	324.5	—	—	—

Total contractual obligations(f)	$2,978.6	$657.9	$469.2	$520.0	$1,331.4

(a)
See Note 7, Debt and Credit Agreements; Note 8, Leases; Note 9, Employee Benefit Plans; Note 10, Income Taxes; and Note 14, Financial Instruments, to the Consolidated Financial Statements under Part II, Item 8, "Financial Statements and Supplementary Data," for additional disclosures on short-term and long-term debt; operating leases; pensions; income taxes; and cross-currency interest rate swaps and foreign currency forward exchange contracts, respectively.

(b)
The total projected interest payments on Long-term Debt are based upon borrowings, interest rates and foreign currency exchange rates at December 31, 2011. The interest rates on variable-rate debt and the foreign currency exchange rates are subject to changes beyond the Company's control and may result in actual interest expense and payments differing from the amounts projected above.

(c)
Amounts represent expected benefit payments by the defined benefit plans for the next 10 years.

(d)
This amount represents the notional value of the cross-currency interest rate swaps outstanding at December 31, 2011. Due to the nature of these contracts, there will be offsetting cash flows of approximately $657.9 million to these obligations. The cross-currency interest rate swaps are recorded on the Consolidated Balance Sheets at fair value.

(e)
This amount represents the notional value of the foreign currency exchange contracts outstanding at December 31, 2011. Due to the nature of these contracts, there will be offsetting cash flows of approximately $326.2 million to these obligations, with the difference recognized as a gain or loss in the Consolidated Statements of Income.

(f)
At December 31, 2011, in addition to the above contractual obligations, the Company had approximately $43.1 million of potential long-term tax liabilities, including interest and penalties, related to uncertain tax positions. Because of the high degree of uncertainty regarding the future cash flows associated with these potential long-term tax liabilities, the Company is unable to estimate the years in which settlement will occur with the respective taxing authorities. These long-term tax liabilities may be partially offset by loss carry forwards of $8.8 million which may be recognized upon the resolution of certain uncertain tax positions.

Off-Balance Sheet Arrangements

        The following table summarizes the Company's contingent commercial commitments at December 31, 2011. These amounts are not included on the Company's Consolidated Balance Sheets since there are no current circumstances known to management indicating that the Company will be required to make payments on these contingent obligations.

Commercial Commitments at December 31, 2011

		Amount of Commitment Expiration Per Period
(In millions)	Total Amounts Committed	Less than 1 Year	1-3 Years	4-5 Years	Over 5 Years	Indefinite Expiration
Standby letters of credit	$172.2	$166.8	$2.0	$—	$—	$3.5
Guarantees	88.2	10.8	0.9	0.4	6.5	69.6
Performance bonds	15.1	3.7	0.2	—	—	11.3
Other commercial commitments	11.1	—	—	—	—	11.1

Total commercial commitments	$286.6	$181.3	$3.1	$0.4	$6.5	$95.5

        Certain commercial commitments that are of a continuous nature do not have an expiration date and are therefore considered to be indefinite in nature.

Sources and Uses of Cash

        The Company's principal sources of liquidity are cash from operations, issuance of commercial paper and borrowings under its various credit agreements, augmented periodically by cash proceeds from non-core asset and business divestitures. The primary drivers of the Company's cash flow from operations are the Company's revenues and income. The Company's long-term Harsco Metals & Minerals Segment contracts, in addition to the backlog of certain equipment orders and the long-term nature of certain service contracts within the Harsco Rail Segment, provide predictable cash flows for the near-term years. Cash returns on capital investments made in prior years, for which no cash is currently required, are a significant source of cash from operations. Depreciation expense related to these investments is a non-cash charge. The Company also continues to maintain working capital at a manageable level based upon the requirements and seasonality of the businesses.

        Major uses of operating cash flows and borrowed funds include: capital investments, principally in the Harsco Metals & Minerals Segment; payroll costs and related benefits; dividend payments; pension funding payments; inventory purchases for the Harsco Rail and Harsco Industrial Segments; income tax payments; debt principal and interest payments; insurance premiums and payments of self-insured casualty losses; and machinery, equipment, automobile and facility lease payments. Cash is also used for targeted, strategic acquisitions as appropriate opportunities arise.

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

        The following table illustrates the amounts outstanding under credit facilities and commercial paper programs and available credit at December 31, 2011:

Summary of Credit Facilities and Commercial Paper Programs

	At December 31, 2011
(In millions)	Facility Limit	Outstanding Balance	Available Credit
U.S. commercial paper program	$550.0	$40.0	$510.0
Euro commercial paper program	259.2	—	259.2
Multi-year revolving credit facility(a)	570.0	—	570.0
Bilateral credit facility(b)	25.0	—	25.0

Totals at December 31, 2011	$1,404.2	$40.0	$1,364.2	(c)

(a)
U.S.-based program.

(b)
International-based program.

(c)
Although the Company has significant available credit, for practical purposes, the Company limits aggregate commercial paper and credit facility borrowings at any one-time to a maximum of $595 million (the aggregate amount of the back-up facilities).

        The Company's bilateral credit facility has been amended to extend the maturity date to December 2012 and to change the facility limit to $25 million. This $25 million facility serves as back-up to the Company's commercial paper programs and also provides available financing for the Company's European operations. Borrowings under this facility are available in most major currencies with active markets at interest rates based upon LIBOR plus a margin. Borrowings outstanding at expiration may be repaid over the succeeding 12 months. At December 31, 2011 and 2010, there were no borrowings outstanding on this facility. The Company's multi-year revolving credit facility expires at the end of 2012 and the Company is working with its lenders to renew the facility, which is currently anticipated to occur in the first quarter of 2012.

        See Note 7, Debt and Credit Agreements, to the Consolidated Financial Statements under Part II, Item 8, "Financial Statements and Supplementary Data," for more information on the Company's credit facilities.

Credit Ratings and Outlook

        The following table summarizes the Company's current debt ratings:

	Long-term Notes	U.S.-Based Commercial Paper	Watch / Outlook
Standard & Poor's (S&P)	BBB+	A-2	Negative Watch
Moody's	Baa2	P-2	Negative Watch
Fitch	BBB+	F2	Negative Outlook

        The Company's euro commercial paper program has not been rated since the euro market does not require it. In January 2012, both S&P and Moody's placed the Company's ratings on negative watch. In February 2012, Fitch affirmed its long-term and short-term debt ratings but changed the Company's outlook to negative. A downgrade to the Company's credit ratings may increase borrowing costs to the Company, while an improvement in the Company's credit ratings may decrease borrowing costs to the Company. Additionally, future downgrades in the Company's credit ratings may result in reduced access to credit markets.

Working Capital Position

        Changes in the Company's working capital are reflected in the following table:

(Dollars are in millions)	December 31 2011	December 31 2010	Increase (Decrease)
Current Assets
Cash and cash equivalents	$121.2	$124.2	$(3.0)
Trade accounts receivable, net	618.5	585.3	33.2
Other receivables, net	44.4	29.3	15.1
Inventories	241.9	271.6	(29.7)
Other current assets	133.4	144.5	(11.1)

Total current assets	1,159.4	1,154.9	4.5

Current Liabilities
Notes payable and current maturities	55.0	35.2	19.8
Accounts payable	252.3	261.5	(9.2)
Accrued compensation	92.6	83.9	8.7
Income taxes payable	8.4	9.7	(1.3)
Other current liabilities	374.0	377.6	(3.6)

Total current liabilities	782.3	767.9	14.4

Working Capital	$377.2	$387.0	$(9.8)

Current Ratio(a)	1.5:1	1.5:1

(a)
Calculated as Current assets / Current liabilities

        Working capital decreased 2.6% in 2011 due principally to the following factors:

  •
  Inventory decreased $29.7 million primarily due to the timing of shipments in the Harsco Rail Segment;

  •
  Notes payable and current maturities increased $19.8 million primarily due to higher outstanding commercial paper balances;

  •
  Other current assets decreased $11.1 million primarily due to the sale of two lines of business in the Harsco Infrastructure Segment which had been classified as held-for-sale as of December 31, 2010. See Note 3, Acquisitions and Dispositions, to the Consolidated Financial Statements under Part II, Item 8, Financial Statements and Supplementary Data; and

  •
  Accrued compensation increased $8.7 million primarily due increased incentive compensation accruals and the timing of payrolls during December 2011 compared with December 2010.

        These factors were partially offset by the following:

  •
  Trade accounts receivable increased $33.2 million primarily due to higher fourth quarter sales activity in all segments when compared to 2010;

  •
  Other receivables increased $15.1 million primarily due to receivables related to asset sales in the Harsco Metals & Minerals Segment; and

  •
  Accounts payable decreased $9.2 million due to the timing of payments made relative to the prior year.

Certainty of Cash Flows

        The certainty of the Company's future cash flows is underpinned by the long-term nature of the Company's metals services contracts, the order backlog for the Company's railway track maintenance services and equipment, and overall strong discretionary cash flows (operating cash flows plus cash from asset sales in excess of the amounts necessary for capital expenditures to maintain current revenue levels) generated by the Company. Historically, the Company has utilized these discretionary cash flows for growth-related capital expenditures, strategic acquisitions, debt repayment and dividend payments.

        At December 31, 2011, the Company's metals services contracts had estimated future revenues of $3.7 billion, compared with $3.5 billion at December 31, 2010. At December 31, 2011, the Company's railway track maintenance services and equipment business had estimated future revenues of $261.6 million compared with $338.9 million at December 31, 2010. This change is primarily due to shipment of orders during 2011, partially offset by new orders. The railway track maintenance services and equipment business includes items with long lead-times necessary to build certain equipment. In addition, at December 31, 2011, the Company had an order backlog of $104.6 million in the Harsco Industrial Segment. This compares with $76.9 million at December 31, 2010. The increase from December 31, 2010 is due principally to increased demand in energy markets. Order backlog for scaffolding, shoring and forming services; for roofing granules and slag abrasives; and for the reclamation and recycling services of high-value content from steelmaking slag is excluded from the above amounts. These amounts are generally not quantifiable due to the short order lead times for certain services, the nature and timing of the products and services provided and equipment rentals with the ultimate length of the rental period unknown.

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

Cash Flow Summary

The Company's cash flows from operating, investing and financing activities, as reflected on the Consolidated Statements of Cash Flows, are summarized in the following table:

Summarized Cash Flow Information

(In millions)	2011	2010	2009
Net cash provided by (used in):
Operating activities	$298.8	$401.4	$434.5
Investing activities	(255.8)	(202.0)	(269.4)
Financing activities	(39.6)	(171.5)	(164.1)
Effect of exchange rate changes on cash	(6.5)	2.2	1.8

Net change in cash and cash equivalents	$(3.1)	$30.1	$2.8

Cash From Operating Activities—Net cash provided by operating activities in 2011 was $298.8 million, a decrease of $102.7 million from 2010. The decrease was primarily due to increased notes and accounts receivable, contributions to defined benefit pension plans of $32.4 million in 2011 compared with $19.2 million in 2010, as well as $19.7 million of cash payments in 2011 related to the Fourth Quarter 2010 Harsco Infrastructure Program and lower net income in 2011 as compared with 2010.

Cash Used in Investing Activities—In 2011, cash used in investing activities was $255.8 million consisting primarily of capital investments of $313.1 million. Capital investments increased $120.8 million compared with 2010. Growth capital constituted 43.1% of investments made in 2011, with capital investments made predominantly in the Harsco Metals & Minerals Segment. Throughout 2012, the Company plans to continue to manage its balanced portfolio and consider opportunities to invest in value creating projects. The increase in capital investments was partially offset by proceeds from the sale of two lines of businesses in the Harsco Infrastructure Segment which were previously classified as held-for-sale. Additionally, 2010 included the acquisition of Bell Scaffolding Group and there were no comparable acquisitions in 2011.

Cash Used in Financing Activities—The following table summarizes the Company's debt and capital positions at December 31, 2011 and 2010.

(Dollars are in millions)	December 31 2011	December 31 2010
Notes payable and current maturities	$55.0	$35.2
Long-term debt	853.8	849.7

Total debt	908.8	884.9
Total equity	1,220.0	1,468.1

Total capital	$2,128.7	$2,353.0

Total debt to total capital(a)	42.7%	37.6%

(a)
Calculated as Total debt/Total capital.

        The Company's debt as a percent of total capital increased in 2011 due principally to an increase in Accumulated other comprehensive loss resulting from translation adjustments and pension liability adjustments.

Debt Covenants

        The Company's credit facilities contain a covenant stipulating a maximum debt to capital ratio of 60%. One credit facility also contains a covenant requiring a minimum net worth of $475 million, and another limits the proportion of subsidiary consolidated indebtedness to 10% of consolidated tangible assets. The Company's 5.75% and 2.70% notes include covenants that permit the note holders to redeem their notes at 101% of par in the event of a change of control of the Company or disposition of a significant portion of the Company's assets in combination with a downgrade in the Company's credit rating to non-investment grade. At December 31, 2011, the Company was in compliance with these covenants with a debt to capital ratio of 42.7% and total net worth (as defined by the covenants) of $1.2 billion. Based on balances at December 31, 2011, the Company could increase borrowings by approximately $0.9 billion and still be within its debt covenants. Alternatively, keeping all other factors constant, the Company's equity could decrease by approximately $0.6 billion and the Company would still be within its debt covenants. The Company expects to continue to be compliant with these debt covenants one year from now.

Cash and Value-Based Management

        The Company has various cash management systems throughout the world that centralize cash in various bank accounts where it is economically justifiable and legally permissible to do so. These centralized cash balances are then redeployed to other operations to reduce short-term borrowings and to finance working capital needs or capital expenditures. Due to the transitory nature of cash balances, they are normally invested in bank deposits that can be withdrawn at will or in very liquid short-term bank time deposits and government obligations. The Company's policy is to use banks rated "A" or better located in the various countries in which the Company operates, or if no such banks exist, to use the largest banks within those countries. The Company monitors the creditworthiness of its banks and when appropriate will adjust its banking operations to reduce or eliminate exposure to less creditworthy banks.

        The Company plans to continue its strategy of targeted, prudent investing for strategic purposes for the foreseeable future and to make more efficient use of existing investments. The long-term goal of this strategy is to create stockholder value by improving the Company's Economic Value Added ("EVA"). Under this program, the Company evaluates strategic investments based upon the investment's economic profit. EVA equals after-tax operating profits less a charge for the use of the capital employed to create those profits. Therefore, value is created when a project or initiative produces a return above the risk-adjusted local country cost of capital. In 2011, EVA increased compared with 2010.

        The Company currently expects to continue paying dividends to stockholders. In February 2012, the Company paid its 247th consecutive quarterly cash dividend. In February 2012, the Company also declared its 248th consecutive quarterly cash dividend, payable in May 2012.

        The Company's financial position and debt capacity should enable it to meet current and future requirements. As additional resources are needed, the Company should be able to obtain funds readily and at competitive costs. The Company is well-positioned financially and intends to continue investing in high-return, organic growth projects and prudent, strategic alliances and ventures; reduce debt; and pay cash dividends as a means of enhancing stockholder value.

Application of Critical Accounting Policies

        The Company's discussion and analysis of its financial condition and results of operations are based upon the consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to pensions and benefits, bad debts, goodwill valuation, long-lived asset valuations, inventory valuations, insurance reserves, contingencies and income taxes. The impact of changes in these estimates, as necessary, is reflected in the respective segment's operating income in the period of the change. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different outcomes, assumptions or conditions.

        The Company believes the following critical accounting policies are affected by its more significant judgments and estimates used in the preparation of its consolidated financial statements. Management has discussed the development and selection of the critical accounting estimates described below with the Audit Committee of the Board of Directors (the "Board") and the Audit Committee has reviewed the Company's disclosure relating to these estimates in this Management's Discussion and Analysis of Financial Condition and Results of Operations. These items should be read in conjunction with Note 1, Summary of Significant Accounting Policies, to the Consolidated Financial Statements under Part II, Item 8, "Financial Statements and Supplementary Data."

Defined Benefit Pension Benefits

        The Company has defined benefit pension plans in several countries. The largest of these plans are in the United Kingdom and the United States. The Company's funding policy for these plans is to contribute amounts sufficient to meet the minimum funding pursuant to U.K. and U.S. statutory requirements, plus any additional amounts that the Company may determine to be appropriate. The Company made cash contributions to its defined benefit pension plans of $32.4 million and $19.2 million during 2011 and 2010, respectively. Additionally, the Company expects to make a minimum of $37.1 million in cash contributions to its defined benefit pension plans during 2012.

        The Company continues to evaluate alternative strategies to further reduce overall net periodic pension cost including the consideration of converting the remaining few defined benefit plans to defined contribution plans; the ongoing evaluation of investment fund managers' performance; the balancing of plan assets and liabilities; the risk assessment of multiemployer pension plans; the possible merger of certain plans; the consideration of incremental cash contributions to certain plans; and other changes that could reduce future net periodic pension cost volatility and minimize risk.

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

        The discount rates used in calculating the Company's projected benefit obligations at the December 31, 2011 measurement date for the U.K. and U.S. defined benefit pension plans were 4.7% and 4.4%, respectively, and the global weighted-average discount rate was 4.7%. The discount rates selected represent the average yield on high-quality corporate bonds at the measurement dates. Annual net periodic pension cost is determined using the discount rates at the beginning of the year. The discount rates for 2011 expense were 5.5% for the U.K. plan, 5.3% for the U.S. plans and 5.4% for the global weighted-average of plans. Net periodic pension cost and the projected benefit obligation generally increase as the selected discount rate decreases.

        The expected long-term rate of return on plan assets is determined by evaluating the asset return expectations with the Company's advisors as well as actual, long-term, historical results of asset returns for the pension plans. Generally the net periodic pension cost increases as the expected long-term rate of return on assets decreases. For 2011, the global weighted-average expected long-term rate of return on asset assumption was 7.5%. For 2012, the expected global long-term rate of return on assets is 6.9%. This rate was determined based on a model of expected asset returns for an actively managed portfolio.

        Changes in defined benefit net periodic pension cost may occur in the future due to changes in actuarial assumptions and due to changes in returns on plan assets resulting from financial market conditions. Holding all other assumptions constant, using December 31, 2011 plan data, a one-half percent increase or decrease in the discount rate and the expected long-term rate of return on plan assets would increase or decrease annual 2012 pre-tax defined benefit net periodic pension cost as follows:

Approximate Changes in Pre-tax Defined Benefit
Net Periodic Pension Cost

	U.S. Plans	U.K. Plan
Discount rate
One-half percent increase	Decrease of $0.2 million	Decrease of $2.2 million
One-half percent decrease	Increase of $0.1 million	Increase of $2.3 million
Expected long-term rate of return on plan assets
One-half percent increase	Decrease of $1.0 million	Decrease of $3.0 million
One-half percent decrease	Increase of $1.0 million	Increase of $3.0 million

        Should circumstances that affect these estimates change, increases or decreases to the net pension obligations may be required. Additionally, certain events could result in the pension obligation changing at a time other than the annual measurement date. This would occur when a benefit plan is amended or when plan curtailments or settlements occur. See Note 9, Employee Benefit Plans, to the Consolidated Financial Statements under Part II, Item 8, "Financial Statements and Supplementary Data," for additional disclosures related to these items.

Notes and Accounts Receivable

        Notes and accounts receivable are stated at their net realizable value through the use of an allowance for doubtful accounts. The allowance is maintained for estimated losses resulting from the inability or unwillingness of customers to make required payments. The Company has policies and procedures in place requiring customers to be evaluated for creditworthiness prior to the execution of new service contracts or shipments of products. These reviews are structured to minimize the Company's risk related to realizability of its receivables. Despite these policies and procedures, the Company may at times still experience collection problems and potential bad debts due to economic conditions within certain industries (e.g., construction and steel industries), countries or regions in which the Company operates. At December 31, 2011 and 2010, trade accounts receivable of $618.5 million and $585.3 million, respectively, were net of reserves of $17.8 million and $20.3 million, respectively.

  Critical Estimate—Notes and Accounts Receivable

        A considerable amount of judgment is required to assess the realizability of receivables, including the current creditworthiness of each customer, related aging of past due balances and the facts and circumstances surrounding any non-payment. The Company's provisions for bad debts during 2011, 2010 and 2009 were $7.9 million, $10.0 million and $9.3 million, respectively.

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

        If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Conversely, an improvement in a customer's ability to make payments could result in a decrease of the allowance for doubtful accounts. Changes in the allowance for doubtful accounts related to both of these situations would be recorded through income in the period the change was determined.

        The Company has not materially changed its methodology for calculating allowances for doubtful accounts for the years presented.

        See Note 4, Accounts Receivable and Inventories, to the Consolidated Financial Statements under Part II, Item 8, "Financial Statements and Supplementary Data," for additional disclosures related to these items.

Goodwill

        The Company's goodwill balances were $680.9 million and $690.8 million, at December 31, 2011 and 2010, respectively.

  Critical Estimate—Goodwill

        Goodwill is not amortized; instead, it is tested for impairment annually or more frequently if indicators of impairment exist or if a decision is made to sell a business. The valuation date for annual impairment testing is October 1. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include a decline in expected cash flows, a significant adverse change in legal factors or in the business climate, unanticipated competition or slower growth rates, among others. It is important to note that fair values that could be realized in an actual transaction may differ from those used to evaluate the impairment of goodwill.

        Goodwill is allocated among and evaluated for impairment at the reporting unit level, which is defined as an operating segment or one level below an operating segment. The Company has seven reporting units (only four of which have goodwill associated with them), of which two are included in the Harsco Metals & Minerals Segment. The remaining two reporting units with associated goodwill are the Harsco Infrastructure Segment and the Harsco Rail Segment. Approximately 83% of the total goodwill is allocated to two reporting units as follows: the Harsco Infrastructure Segment ($259.7 million) and the Harsco Metals business ($303.7 million) which is included in the Harsco Metals & Minerals Segment.

        The evaluation of impairment involves comparing the current fair value of each reporting unit to its net book value, including goodwill. The Company uses a discounted cash flow model ("DCF model") to estimate the current fair value of its reporting units when testing for impairment, as management believes forecasted operating cash flows are the best indicator of such fair value. A number of significant assumptions and estimates are involved in the application of the DCF model to forecast operating cash flows, including future sales growth, operating margin growth, benefits from restructuring initiatives, tax rates, capital spending, pension funding, business initiatives, and working capital changes. These assumptions may vary significantly among the reporting units. Operating cash flow forecasts are based on approved business-unit operating plans for the early years and historical relationships and projections in later years. The WACC rate is estimated for each reporting unit. The basis for the WACC rate is derived from several internal and external factors including but not limited to the average market price of the Company's stock, the number of shares outstanding, the book value of the Company's debt, a long-term risk-free interest rate, and both market and size-specific risk premiums. The Company has not materially changed its methodology for goodwill impairment testing for the years presented. Due to the many variables inherent in the estimation of a reporting unit's fair value and the relative size of the Company's recorded goodwill, differences in assumptions may have a material effect on the results of the Company's impairment analysis.

        The performance of the Company's 2011 annual impairment tests did not result in any impairment of the Company's goodwill. The WACCs utilized in the 2011 analysis ranged from 10.0% to 12.0%. Had the fair value of each of the Company's reporting units been hypothetically lower by 5% at October 1, 2011 the fair value of all reporting units would still exceed their net book value. Had the fair value of each of the Company's reporting units been hypothetically lower by 10% at October 1, 2011, the Harsco Metals business and Harsco Infrastructure Segment net book values would have exceeded fair value by approximately $32.4 million and $20.3 million, respectively. Additionally, had the WACC of each of the Company's reporting units been hypothetically increased by 50 basis points at October 1, 2011, the fair value of all reporting units would still exceed their net book value.

        For the Harsco Metals business, the fair value exceeded the net book value by approximately 7.4%. This is a decline from prior year due to a higher WACC. The Harsco Metals business DCF model utilized a 12.0% WACC rate. This is an increase from the 10.75% WACC used in the prior year due principally to increased market risk premiums, a change in the mix of debt and equity, and an increased beta related to the Company's common stock. The average annual revenue growth rate during the duration of the DCF model is approximately 2.5%. The average annual cash flow growth rate during the duration of the DCF model is approximately 6.8%. The DCF model assumes improving operating margins and cash flows as the Company continues to exit from underperforming contracts. Additionally, the Company expects to recognize the benefits of recently announced new growth opportunities in coming years. Although not included in the October 1, 2011 testing, the benefits of the 2011/2012 Restructuring Program, initiated in December of 2011, should positively affect operating margins and cash flows of the reporting unit going forward. However, should the Company's analysis in the future indicate an increase in discount rates or a degradation in the overall markets served by the Harsco Metals business, it could result in the write-down of the carrying value of goodwill to its implied fair value. There can be no assurance that the Company's future annual goodwill impairment testing will not result in a charge to earnings.

        For the Harsco Infrastructure Segment, the fair value exceeded the net book value by approximately 9.1%. This is an increase from prior year due to a lower net book value partially offset by a higher WACC. The Harsco Infrastructure Segment DCF model utilized a 10.0% WACC rate. This is an increase from the 9.68% WACC used in the prior year due principally to increased market risk premiums, a change in the mix of debt and equity, and an increased beta related to the Company's common stock. The average annual revenue growth rate during the duration of the DCF model is approximately 3.6%. Revenue growth assumptions were compiled using both internally and externally developed market data. The average annual cash flow growth rate during the duration of the DCF model is approximately 8.5%. The DCF model assumes slightly better than break-even performance in 2012 with sequential improvements until operating margins stabilize in 2016. Although not included in the October 1, 2011 impairment testing, the benefits of the 2011/2012 Restructuring Program, initiated in December of 2011, should positively impact the operating margins and cash flows of the reporting unit, as well as, reduce the overall net book value as a result of product rationalization. Despite the near term use of cash, the overall impact of the restructuring program is expected to result in improved cash flows in the medium-to-long term, which should increase the overall fair value of this Segment. However, should the Company's analysis in the future indicate an increase in discount rates or a further degradation in the overall markets served by the Harsco Infrastructure Segment it could result in the write-down of the carrying value of goodwill to its implied fair value. There can be no assurance that the Company's future annual goodwill impairment testing will not result in a charge to earnings.

        If the net book value of a reporting unit were to exceed the fair value, the second step of the goodwill impairment test would be required to be performed to determine if an impairment existed and the ultimate amount of impairment loss to record. The additional analysis would compare the carrying amount of the reporting unit's goodwill with the implied fair value of that goodwill, which would involve the use of valuation experts. The implied fair value of goodwill is the excess of the fair value of the reporting unit over the fair value amounts assigned to all of the assets and liabilities of that unit as if the reporting unit was acquired in a business combination and the fair value of the reporting unit represented the purchase price.

        See Note 1, Summary of Significant Accounting Policies and Note 6, Goodwill and Other Intangible Assets, to the Consolidated Financial Statements under Part II, Item 8, "Financial Statements and Supplementary Data," for additional disclosure related to these items.

Asset Impairment

        Long-lived assets are reviewed for impairment when events and circumstances indicate that the book value of an asset may be impaired. There were no amounts charged against pre-tax income from continuing operations related to impaired long-lived assets in 2011. The amounts charged against pre-tax income from continuing operations related to impaired long-lived assets were $10.0 million and $1.5 million in 2010 and 2009, respectively.

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

        The Company has not materially changed its methodology for calculating asset impairments for the years presented. U.S. GAAP requires consideration of all valuation techniques for which market participant inputs can be obtained without undue cost and effort. The use of discounted cash flows continues to be an appropriate method for determining fair value, however, methodologies such as quoted market prices must also be evaluated.

Inventories

        Inventories are stated at the lower of cost or market. Inventory balances are adjusted for estimated obsolete or unmarketable inventory equal to the difference between the cost of inventory and its estimated market value. At December 31, 2011 and 2010, inventories of $241.9 million and

$271.6 million, respectively, are net of lower of cost or market reserves and obsolescence reserves of $7.5 million and $10.5 million, respectively.

  Critical Estimate—Inventories

        In assessing the ultimate realization of inventory balances, the Company is required to make judgments as to future demand requirements and compare these with the current or committed inventory levels. If actual market conditions are determined to be less favorable than those projected by management, additional inventory write-downs may be required and would be recorded through income in the period the determination is made. Additionally, the Company records reserves to adjust a substantial portion of its U.S. inventory balances to the last-in, first-out ("LIFO") method of inventory valuation. In adjusting these reserves throughout the year, the Company estimates its year-end inventory costs and quantities. At December 31 of each year, the reserves are adjusted to reflect actual year-end inventory costs and quantities. During periods of inflation, the LIFO expense usually increases and during periods of deflation it decreases. These year-end adjustments resulted in pre-tax income of $0.6 million in 2011, pre-tax expense of $0.2 million in 2010 and pre-tax income of $2.9 million in 2009.

        The Company has not materially changed its methodology for calculating inventory reserves for the years presented.

        See Note 4, Accounts Receivable and Inventories, to the Consolidated Financial Statements under Part II, Item 8, "Financial Statements and Supplementary Data," for additional disclosures related to these items.

Insurance Reserves

        The Company retains a significant portion of the risk for U.S. workers' compensation, U.K. employers' liability, automobile, general and product liability losses. At December 31, 2011 and 2010, the Company recorded liabilities of $85.9 million and $88.0 million, respectively, related to both asserted as well as unasserted insurance claims. At December 31, 2011 and 2010, $2.6 million and $4.3 million, respectively, were included in insurance liabilities related to claims covered by insurance carriers for which a corresponding receivable has been recorded.

  Critical Estimate—Insurance Reserves

        Reserves have been recorded based upon actuarial calculations that reflect the undiscounted estimated liabilities for ultimate losses including claims incurred but not reported. Inherent in these estimates are assumptions that are based on the Company's history of claims and losses, a detailed analysis of existing claims with respect to potential value, and current legal and legislative trends. If actual claims differ from those projected by management, changes (either increases or decreases) to insurance reserves may be required and would be recorded through income in the period the change was determined. During 2011, 2010, and 2009, the Company recorded a retrospective insurance reserve adjustment that decreased pre-tax insurance expense from continuing operations for self-insured programs by $2.7 million, $2.5 million and $3.7 million, respectively. The Company has programs in place to improve claims experience, such as disciplined claim and insurance litigation management and a focused approach to workplace safety.

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

  Critical Estimate—Legal and Other Contingencies

        On a quarterly basis, recorded contingent liabilities are analyzed to determine if any adjustments are required. Additionally, functional department heads within each business are consulted monthly to ensure all issues with a potential financial accounting impact, including possible reserves for contingent liabilities, have been properly identified, addressed or disposed of. Specific issues are discussed with Corporate Management and any significant changes in reserve amounts or the adjustment or write-off of previously recorded balances must be approved by a specifically designated Corporate Officer. If necessary, outside legal counsel, other third parties or internal experts are consulted to assess the likelihood and range of outcomes for a particular issue. Approved changes in reserve amounts are monitored to ensure they are recorded in the proper period. Additionally, any significant changes in reported business-unit reserve balances are reviewed to ensure the proper Corporate approval has occurred. On a quarterly basis, the Company's business units submit a reserve listing to the Corporate headquarters which is reviewed with Corporate Management and the Audit Committee of the Board during scheduled meetings. All significant reserve balances are discussed with a designated Corporate Officer to assess their validity, accuracy and completeness. Anticipated changes in reserves are identified for further consideration prior to the end of a reporting period. Any new issues that may require a reserve are also identified and discussed to ensure proper disposition.

        The Company has not materially changed its methodology for calculating legal and other contingencies for the years presented. There are currently no known trends, demands, commitments, events or uncertainties that are reasonably likely to occur that would materially affect the methodology or assumptions described above.

        See Note 11, Commitments and Contingencies, to the Consolidated Financial Statements under Part II, Item 8, "Financial Statements and Supplementary Data," for additional disclosure on contingencies.

Income Taxes

        The Company's income tax expense, deferred tax assets and liabilities and reserves for uncertain tax positions reflect management's best estimate of taxes to be paid. The Company is subject to various federal, state and local income taxes in the taxing jurisdictions where the Company operates. In determining consolidated income tax expense, the Company makes its best estimate of the annual effective income tax rate at the end of each quarterly period and applies that rate to year-to-date income before income taxes to arrive at the year-to-date income tax provision. At December 31, 2011, 2010, and 2009, the Company's annual effective income tax rate on income from continuing operations was 119.6%, 20.9%, and 11.6%, respectively.

  Critical Estimate—Income Taxes

        The annual effective income tax rates are estimated by giving recognition to currently enacted tax rates, tax holidays, tax credits, capital losses, and tax deductions, as well as certain exempt income and non-deductible expenses for all of the jurisdictions where the Company operates. The income tax provision for a quarterly period incorporates any change in the year-to-date provision from the previous quarterly periods. The Company has not materially changed its methodology for calculating income tax expense for the years presented or for quarterly periods.

        The Company records deferred tax assets to the extent the Company believes these assets will more likely than not be realized. In making such determinations, the Company considers all available positive and negative evidence, including future reversals of existing deferred tax liabilities, projected future taxable income, feasible and prudent tax planning strategies and recent financial operating results. In the event the Company was to determine that it would be able to realize deferred tax assets in the future in excess of their net recorded amount, an adjustment to the valuation allowance would be made that would reduce the provision for income taxes.

        The valuation allowances were $99.6 million and $29.5 million at December 31, 2011 and 2010, respectively, related principally to deferred tax assets for U.K. pension liabilities, net operating losses, currency translation and international investment tax credits. Due to the recent negative financial performance of the Company's U.K. operations including restructuring charges, the Company recorded a non-cash tax expense of approximately $35.4 million in the fourth quarter of 2011. This expense recognized a valuation allowance to fully offset the U.K. operations' net deferred tax assets primarily related to U.K. pension liabilities, as the Company determined it is more likely than not that these assets will not be realized. Additionally during the fourth quarter of 2011, the Company recorded an increase to the valuation allowance of approximately $22.9 million through Other comprehensive income (loss) related to current year U.K. pension liability adjustments that were recorded through Other comprehensive income (loss).

        A tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on its technical merits. The unrecognized tax benefits at December 31, 2011 and 2010 were $43.1 million and $46.6 million, respectively, including accrued interest and penalties. The unrecognized tax benefit may decrease as a result of the lapse of statute of limitations or as a result of final settlement and resolution of outstanding tax matters in various state and international jurisdictions.

        The Company has not provided U.S. income taxes on certain non-U.S. subsidiaries' undistributed earnings as such amounts are permanently reinvested outside the United States. The Company evaluates future financial projections for its most significant subsidiaries, the need to reinvest earnings locally and the overall cash requirements of the Company. Based upon this evaluation, the Company determined that certain undistributed earnings from non-U.S. subsidiaries are indefinitely reinvested. The Company believes that it can generate sufficient cash flows to avoid the one-time tax costs associated with repatriation of undistributed earnings to the U.S. from prior periods. At December 31, 2011 and 2010, such earnings were approximately $834 million and $857 million, respectively. If these earnings were repatriated at December 31, 2011, the one-time tax cost associated with the repatriation would be approximately $154 million.

        See Note 10, Income Taxes, to the Consolidated Financial Statements under Part II, Item 8, "Financial Statements and Supplementary Data," for additional disclosures related to these items.

Research and Development

        Internal funding for research and development was as follows:

	Research and Development Expense
(In millions)	2011	2010	2009
Harsco Metals & Minerals Segment	$1.8	$1.4	$1.1
Harsco Infrastructure Segment	2.7	2.1	1.7
Harsco Rail Segment	0.9	0.6	0.2
Harsco Industrial Segment	0.7	0.2	0.2

Consolidated Totals	$6.0	$4.3	$3.2

        The amounts shown exclude technology development and engineering costs classified in cost of services sold; cost of products sold; or selling, general and administrative expenses.

Recently Adopted and Recently Issued Accounting Standards

        See Note 2, Recently Adopted and Recently Issued Accounting Standards, to the Consolidated Financial Statements under Part II, Item 8, "Financial Statements and Supplementary Data," for disclosures on recently adopted and recently issued accounting standards and their effect on the Company.

Dividend Action

        The Company has paid dividends each year since 1939. The Company paid four quarterly cash dividends of $0.205 per share in 2011, for an annual rate of $0.82 per share. The Board normally reviews the dividend rate periodically during the year and annually at its November meeting. There are no significant restrictions on the payment of dividends.

        The February 2012 dividend payment of $0.205 per share marked the 247th consecutive quarterly dividend. The Company is philosophically committed to maintaining or increasing the dividend at a sustainable level.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk.

        See Part I, Item 1A, "Risk Factors," for quantitative and qualitative disclosures about market risk.

Item 8.    Financial Statements and Supplementary Data.

Management's Report on Internal Control Over Financial Reporting

        Management of Harsco Corporation, together with its consolidated subsidiaries (the Company), is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control over financial reporting is a process designed under the supervision of the Company's principal executive and principal financial officers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America.

        The Company's internal control over financial reporting includes policies and procedures that:

  •
  Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets of the Company;

  •
  Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and the directors of the Company; and

  •
  Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the Company's financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

        Management has assessed the effectiveness of its internal control over financial reporting at December 31, 2011 based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company's internal control over financial reporting is effective at December 31, 2011.

        The effectiveness of the Company's internal control over financial reporting at December 31, 2011 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing in this Annual Report on Form 10-K, which expresses an unqualified opinion on the effectiveness of the Company's internal control over financial reporting at December 31, 2011.

/s/ HENRY W. KNUEPPEL Henry W. Knueppel Interim Chairman and Interim Chief Executive Officer February 28, 2012	/s/ STEPHEN J. SCHNOOR Stephen J. Schnoor Senior Vice President, Chief Financial Officer and Treasurer February 28, 2012

 Report of Independent Registered Public Accounting Firm

To The Stockholders of Harsco Corporation

        In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Harsco Corporation and its subsidiaries at December 31, 2011 and December 31, 2010 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania
February 28, 2012

HARSCO CORPORATION
CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)	December 31 2011	December 31 2010
ASSETS
Current assets:
Cash and cash equivalents	$121,184	$124,238
Trade accounts receivable, net	618,475	585,301
Other receivables	44,431	29,299
Inventories	241,934	271,617
Other current assets	133,407	144,491

Total current assets	1,159,431	1,154,946

Property, plant and equipment, net	1,274,484	1,366,973
Goodwill	680,901	690,787
Intangible assets, net	93,501	120,959
Other assets	130,560	135,555

Total assets	$3,338,877	$3,469,220

LIABILITIES
Current liabilities:
Short-term borrowings	$51,414	$31,197
Current maturities of long-term debt	3,558	4,011
Accounts payable	252,329	261,509
Accrued compensation	92,603	83,928
Income taxes payable	8,409	9,718
Dividends payable	16,498	16,505
Insurance liabilities	25,075	25,844
Advances on contracts	111,429	128,794
Other current liabilities	220,953	206,358

Total current liabilities	782,268	767,864

Long-term debt	853,800	849,724
Deferred income taxes	27,430	35,642
Insurance liabilities	60,864	62,202
Retirement plan liabilities	343,842	223,777
Other liabilities	50,755	61,866

Total liabilities	2,118,959	2,001,075

COMMITMENTS AND CONTINGENCIES
HARSCO CORPORATION STOCKHOLDERS' EQUITY
Preferred stock, Series A junior participating cumulative preferred stock	—	—
Common stock, par value $1.25 (issued 111,931,267 and 111,611,102 shares at December 31, 2011 and 2010, respectively)	139,914	139,514
Additional paid-in capital	149,066	141,298
Accumulated other comprehensive loss	(364,191)	(185,932)
Retained earnings	1,996,234	2,073,920
Treasury stock, at cost (31,454,097 and 31,097,043 shares at December 31, 2011 and 2010, respectively)	(744,644)	(737,106)

Total Harsco Corporation stockholders' equity	1,176,379	1,431,694
Noncontrolling interests	43,539	36,451

Total equity	1,219,918	1,468,145

Total liabilities and equity	$3,338,877	$3,469,220

See accompanying notes to consolidated financial statements.

HARSCO CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Years ended December 31
(In thousands, except per share amounts)	2011		2010	2009
Revenues from continuing operations:
Service revenues	$2,700,664		$2,511,505	$2,442,198
Product revenues	602,076		527,173	548,379

Total revenues	3,302,740		3,038,678	2,990,577

Costs and expenses from continuing operations:
Cost of services sold	2,162,948		1,994,637	1,897,408
Cost of products sold	407,680		342,242	354,730
Selling, general and administrative expenses	535,679		532,624	509,071
Research and development expenses	6,044		4,271	3,151
Other expenses	102,740		86,473	7,561

Total costs and expenses	3,215,091		2,960,247	2,771,921

Operating income from continuing operations	87,649		78,431	218,656
Interest income	2,751		2,668	2,928
Interest expense	(48,735)		(60,623)	(62,746)

Income from continuing operations before income taxes and equity income	41,665		20,476	158,838
Income tax expense	(49,848)		(4,276)	(18,509)
Equity in income of unconsolidated entities, net	690		390	504

Income (loss) from continuing operations	(7,493)		16,590	140,833

Discontinued operations:
Loss on disposal of discontinued business	(3,306)		(7,249)	(21,907)
Income tax benefit related to discontinued business	1,243		3,118	6,846

Loss from discontinued operations	(2,063)		(4,131)	(15,061)

Net income (loss)	(9,556)		12,459	125,772
Less: Net income attributable to noncontrolling interests	(1,954)		(5,705)	(6,995)

Net income (loss) attributable to Harsco Corporation	$(11,510)		$6,754	$118,777

Amounts attributable to Harsco Corporation common stockholders:
Income (loss) from continuing operations, net of tax	$(9,447)		$10,885	$133,838
Loss from discontinued operations, net of tax	(2,063)		(4,131)	(15,061)

Net income (loss) attributable to Harsco Corporation common stockholders	$(11,510)		$6,754	$118,777

Weighted-average shares of common stock outstanding	80,736		80,569	80,295
Basic earnings (loss) per share attributable to Harsco Corporation common stockholders:
Continuing operations	$(0.12)		$0.14	$1.67
Discontinued operations	(0.03)		(0.05)	(0.19)

Basic earnings (loss) per share attributable to Harsco Corporation common stockholders	$(0.14	)(a)	$0.08 (a)	$1.48

Diluted weighted-average shares of common stock outstanding	80,736		80,761	80,586
Diluted earnings (loss) per share attributable to Harsco Corporation common stockholders:
Continuing operations	$(0.12)		$0.13	$1.66
Discontinued operations	(0.03)		(0.05)	(0.19)

Diluted earnings (loss) per share attributable to Harsco Corporation common stockholders	$(0.14	)(a)	$0.08	$1.47

(a)
Does not total due to rounding.

See accompanying notes to consolidated financial statements.

HARSCO CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31
(In thousands)	2011	2010	2009
Cash flows from operating activities:
Net income (loss)	$(9,556)	$12,459	$125,772
Adjustments to reconcile net income (loss) to net
cash provided (used) by operating activities:
Depreciation	276,021	279,234	282,976
Amortization	34,420	36,005	28,555
Equity in income of unconsolidated entities, net	(690)	(390)	(504)
Dividends or distributions from unconsolidated entities	226	176	410
Harsco Infrastructure Segment 2010 Restructuring Program non-cash adjustment	—	43,158	—
Harsco 2011/2012 Restructuring Program non-cash adjustment	67,320	—	—
Other, net	(7,432)	(20,629)	6,145
Changes in assets and liabilities, net of acquisitions and dispositions of businesses:
Accounts receivable	(58,011)	4,395	111,207
Inventories	7,976	12,599	35,798
Accounts payable	(2,713)	36,529	(54,701)
Accrued interest payable	(375)	(2,615)	(1,305)
Accrued compensation	12,554	16,305	(23,402)
Harsco Infrastructure Segment 2010 Restructuring Program accrual	(19,629)	29,817	—
Harsco 2011/2012 Restructuring Program accrual	30,471	—	—
Other assets and liabilities	(31,806)	(45,616)	(76,493)

Net cash provided by operating activities	298,776	401,427	434,458

Cash flows from investing activities:
Purchases of property, plant and equipment	(313,101)	(192,348)	(165,320)
Proceeds from sales of assets	42,653	22,663	2,115
Purchase of businesses, net of cash acquired*	(1,938)	(27,643)	(103,241)
Other investing activities, net	16,564	(4,695)	(2,914)

Net cash used by investing activities	(255,822)	(202,023)	(269,360)

Cash flows from financing activities:
Short-term borrowings, net	21,637	(25,706)	(79,670)
Current maturities and long-term debt:
Additions	301,515	747,213	482,493
Reductions	(297,854)	(821,038)	(487,171)
Cash dividends paid on common stock	(66,146)	(65,976)	(63,813)
Dividends paid to noncontrolling interests	(4,171)	(5,850)	(3,487)
Purchase of noncontrolling interests	—	(1,159)	(13,057)
Contributions from noncontrolling interests	8,851	698	5,332
Common stock issued—options	2,403	997	995
Common stock acquired for treasury	(5,788)	—	—
Other financing activities, net	(1)	(700)	(5,705)

Net cash used by financing activities	(39,554)	(171,521)	(164,083)

Effect of exchange rate changes on cash	(6,454)	2,171	1,833

Net increase (decrease) in cash and cash equivalents	(3,054)	30,054	2,848
Cash and cash equivalents at beginning of period	124,238	94,184	91,336

Cash and cash equivalents at end of period	$121,184	$124,238	$94,184

*Purchase of businesses, net of cash acquired
Working capital, other than cash	$—	$(1,918)	$(2,399)
Property, plant and equipment	(1,394)	(15,600)	(68,906)
Other noncurrent assets and liabilities, net	(544)	(10,125)	(31,936)

Net cash used to acquire businesses	$(1,938)	$(27,643)	$(103,241)

See accompanying notes to consolidated financial statements.

HARSCO CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Common Stock
(In thousands, except share and per share amounts)			Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
	Issued	Treasury					Total
Balances, January 1, 2009	$138,925	$(733,203)	$137,083	$2,079,170	$(208,299)	$36,296	$1,449,972

Net income				118,777		6,995	125,772
Cash dividends declared:
Common @ $0.805 per share				(64,650)			(64,650)
Noncontrolling interests						(3,487)	(3,487)
Translation adjustments, net of deferred income taxes of $(21,866)					96,802	262	97,064
Cash flow hedging instrument adjustments, net of deferred income taxes of $10,849					(30,041)		(30,041)
Purchase of subsidiary shares from noncontrolling interests			(3,905)			(9,141)	(13,046)
Contributions from noncontrolling interests						5,332	5,332
Pension liability adjustments, net of deferred income taxes of $26,012					(60,150)		(60,150)
Marketable securities unrealized loss, net of deferred income taxes of $(2)					4		4
Stock options exercised, net 76,605 shares	115	(423)	1,366				1,058
Vesting of restricted stock units, net 101,918 shares	194	(1,390)	(684)				(1,880)
Amortization of unearned compensation on restricted stock units, net of forfeitures			3,886				3,886

Balances, December 31, 2009	$139,234	$(735,016)	$137,746	$2,133,297	$(201,684)	$36,257	$1,509,834

HARSCO CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Continued)

	Common Stock
(In thousands, except share and per share amounts)			Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
	Issued	Treasury					Total
Net income				6,754		5,705	12,459
Cash dividends declared:
Common @ $0.82 per share				(66,131)			(66,131)
Noncontrolling interests						(5,850)	(5,850)
Translation adjustments, net of deferred income taxes of $7,612					(6,430)	(203)	(6,633)
Cash flow hedging instrument adjustments, net of deferred income taxes of $347					(700)		(700)
Purchase of subsidiary shares from noncontrolling interests			(1,003)			(156)	(1,159)
Contributions from noncontrolling interests						698	698
Pension liability adjustments, net of deferred income taxes of $(9,727)					22,872		22,872
Marketable securities unrealized loss, net of deferred income taxes of $(7)					10		10
Stock options exercised, net 91,485 shares	144	(836)	1,446				754
Vesting of restricted stock units, net 69,515 shares	136	(1,254)	(188)				(1,306)
Amortization of unearned compensation on restricted stock units, net of forfeitures			3,297				3,297

Balances, December 31, 2010	$139,514	$(737,106)	$141,298	$2,073,920	$(185,932)	$36,451	$1,468,145

HARSCO CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Continued)

	Common Stock
(In thousands, except share and per share amounts)			Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
	Issued	Treasury					Total
Balances, January 1, 2011	$139,514	$(737,106)	$141,298	$2,073,920	$(185,932)	$36,451	$1,468,145

Net income (loss)				(11,510)		1,954	(9,556)
Cash dividends declared:
Common @ $0.82 per share				(66,176)			(66,176)
Noncontrolling interests						(4,171)	(4,171)
Translation adjustments, net of deferred income taxes of $2,504					(60,354)	(221)	(60,575)
Cash flow hedging instrument adjustments, net of deferred income taxes of $(2,101)					5,933		5,933
Contributions from noncontrolling interests						9,526	9,526
Pension liability adjustments, net of deferred income taxes of $19,143					(123,827)		(123,827)
Marketable securities unrealized gains, net of deferred income taxes of $7					(11)		(11)
Stock options exercised, net 157,058 shares	249	(840)	2,910				2,319
Vesting of restricted stock units, net 92,630 shares	151	(910)	985				226
Treasury shares repurchased, 286,577 shares		(5,788)					(5,788)
Amortization of unearned stock-based compensation, net of forfeitures			3,873				3,873

Balances, December 31, 2011	$139,914	$(744,644)	$149,066	$1,996,234	$(364,191)	$43,539	$1,219,918

See accompanying notes to consolidated financial statements.

HARSCO CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Years ended December 31
(In thousands)	2011	2010	2009
Net income (loss)	$(9,556)	$12,459	$125,772

Other comprehensive income (loss):
Foreign currency translation adjustments, net of deferred income taxes	(60,575)	(6,633)	97,064
Net gains (losses) on cash flow hedging instruments, net of deferred income taxes of $(2,126), $355 and $10,490 in 2011, 2010 and 2009, respectively	5,991	(712)	(29,375)
Reclassification adjustment for (gain) loss on cash flow hedging instruments, net of deferred income taxes of $25, $(8) and $359 in 2011, 2010 and 2009, respectively	(58)	12	(666)
Pension liability adjustments, net of deferred income taxes of $19,143, $(9,727) and $26,012 in 2011, 2010 and 2009, respectively	(123,827)	22,872	(60,150)
Unrealized gain (loss) on marketable securities, net of deferred income taxes of $7, $(8) and $(2) in 2011, 2010 and 2009, respectively	(11)	12	4
Reclassification adjustment for gain on marketable securities, net of deferred income taxes of $1 in 2010	—	(2)	—

Total other comprehensive income (loss)	(178,480)	15,549	6,877

Total comprehensive income (loss)	(188,036)	28,008	132,649
Less: Comprehensive income attributable to noncontrolling interests	(1,733)	(5,502)	(7,257)

Comprehensive income (loss) attributable to Harsco Corporation	$(189,769)	$22,506	$125,392

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

        During 2009, the Company recorded non-cash, out-of-period adjustments that had the net effect of reducing after-tax income by $4 million or $0.05 per diluted share. The adjustments correct errors generated principally by the improper recognition of certain revenues and delaying the recognition of certain expenses ($9 million or $0.11 per diluted share) by one subsidiary, in one country, from 2007 through 2009. These errors primarily related to the failure to receive advance customer agreement and to invoice on a timely basis for additional work performed for two customers. The Company assessed the individual and aggregate impact of these adjustments on the year 2009 and all prior periods and determined that the cumulative effect of the adjustments was not material to the full-year 2009 results and did not result in a material misstatement to any previously issued annual or quarterly financial statements. Consequently, the Company recorded the $4 million net adjustment in 2009 and did not revise any previously issued annual financial statements or interim financial data. The Company also concluded that a 2010 tax adjustment (see Note 10, "Income Taxes") did not materially affect any previously issued annual financial statements or interim financial data.

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

Goodwill and Other Intangible Assets

        Goodwill is not amortized; instead, it is tested for impairment annually or more frequently if indicators of impairment exist or if a decision is made to sell a business. The valuation date for annual impairment testing is October 1. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include a decline in expected cash flows, a significant adverse change in legal factors or in the business climate, unanticipated competition or slower growth rates, among others. It is important to note that fair values that could be realized in an actual transaction may differ from those used to evaluate the impairment of goodwill.

        Goodwill is allocated among and evaluated for impairment at the reporting unit level, which is defined as an operating segment or one level below an operating segment. The Company has seven reporting units (only four of which have goodwill associated with them), of which two are included in the Harsco Metals & Minerals Segment. The remaining two reporting units with associated goodwill are the Harsco Infrastructure Segment and the Harsco Rail Segment. Approximately 83% of the total goodwill is allocated to two reporting units as follows: the Harsco Infrastructure Segment ($259.7 million) and the Harsco Metals business ($303.7 million) which is included in the Harsco Metals & Minerals Segment.

        The evaluation of impairment involves comparing the current fair value of each reporting unit to its net book value, including goodwill. The Company uses a discounted cash flow model ("DCF model") to estimate the current fair value of its reporting units when testing for impairment, as management believes forecasted operating cash flows are the best indicator of such fair value. A number of significant assumptions and estimates are involved in the application of the DCF model to forecast operating cash flows, including future sales growth, operating margin growth, benefits from restructuring initiatives, tax rates, capital spending, pension funding, business initiatives, and working capital changes. These assumptions may vary significantly among the reporting units. Operating cash flow forecasts are based on approved business-unit operating plans for the early years and historical relationships and projections in later years. The weighted-average cost of capital ("WACC") rate is estimated for each reporting unit. The basis for the WACC rate is derived from several internal and external factors including but not limited to the average market price of the Company's stock, the number of shares outstanding, the book value of the Company's debt, a long-term risk-free interest rate, and both market and size-specific risk premiums. The Company has not materially changed its methodology for goodwill impairment testing for the years presented. Due to the many variables inherent in the estimation of a reporting unit's fair value and the relative size of the company's recorded goodwill, differences in assumptions may have a material effect on the results of the Company's impairment analysis.

HARSCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Summary of Significant Accounting Policies (Continued)

        The performance of the Company's 2011 annual impairment tests did not result in any impairment of the Company's goodwill. For the Harsco Metals business, the fair value exceeded the net book value by approximately 7.4%. This is a decline from prior year due to a higher WACC. For the Harsco Infrastructure Segment, the fair value exceeded the net book value by approximately 9.1%. This is an increase from prior year due to a lower net book value partially offset by a higher WACC. The WACCs utilized in the 2011 analysis ranged from 10.0% to 12.0%. Had the fair value of each of the Company's reporting units been hypothetically lower by 5% at October 1, 2011 the fair value of all reporting units would still exceed their net book value. Had the fair value of each of the Company's reporting units been hypothetically lower by 10% at October 1, 2011 the Harsco Metals business and Harsco Infrastructure Segment net book values would have exceeded fair value by approximately $32.4 million and $20.3 million, respectively. Additionally, had the WACC of each of the Company's reporting units been hypothetically increased by 50 basis points at October 1, 2011, the fair value of all reporting units would still exceed their net book value.

        If the net book value of a reporting unit were to exceed the fair value, the second step of the goodwill impairment test would be required to be performed to determine if an impairment existed and the ultimate amount of impairment loss to record. The additional analysis would compare the carrying amount of the reporting unit's goodwill with the implied fair value of that goodwill, which would involve the use of valuation experts. The implied fair value of goodwill is the excess of the fair value of the reporting unit over the fair value amounts assigned to all of the assets and liabilities of that unit as if the reporting unit was acquired in a business combination and the fair value of the reporting unit represented the purchase price.

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

        Harsco Rail Segment—This Segment sells railway track maintenance equipment, parts and provides railway track maintenance services. Product sales revenue is recognized generally when title and risk of loss transfer, and when all of the revenue recognition criteria have been met. Title and risk of loss for domestic shipments generally transfer to the customer at the point of shipment. For export sales, title and risk of loss transfer in accordance with the international commercial terms included in the specific customer contract. Revenue may be recognized subsequent to the transfer of title and risk of loss for certain product sales, if the specific sales contract includes a customer acceptance clause that provides for different timing. In those situations revenue is recognized after transfer of title and risk of loss and after customer acceptance. Services are predominantly on a long-term, time-and-materials contract basis. Revenue is recognized when earned as services are performed within the long-term contracts.

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

        The Company records deferred tax assets to the extent that the Company believes that these assets will more likely than not be realized. In making such determinations, the Company considers all

HARSCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Summary of Significant Accounting Policies (Continued)

available positive and negative evidence, including future reversals of existing deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial results. In the event the Company was to determine that it would be able to realize deferred income tax assets in the future in excess of their net recorded amount, an adjustment to the valuation allowance would be made that would reduce the provision for income taxes.

        The Company prepares and files its tax returns based on its interpretation of tax laws and regulations and records its provision for income taxes based on these interpretations. Uncertainties may exist in estimating the Company's tax provisions and in filing its tax returns in the many jurisdictions in which the Company operates, and as a result these interpretations may give rise to an uncertain tax position. The tax benefit from an uncertain tax position is recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on its technical merits. Each subsequent period the Company determines if existing or new uncertain tax positions meet a more likely than not recognition threshold and adjust accordingly.

        The Company recognizes interest and penalties related to unrecognized tax benefits within Income tax expense in the accompanying Consolidated Statements of Income. Accrued interest and penalties are included in Other liabilities on the Consolidated Balance Sheets.

        In general, it is the practice and the intention of the Company to reinvest the undistributed earnings of its non-U.S. subsidiaries. Should the Company repatriate future earnings, such amounts would become subject to U.S. taxation upon remittance of dividends and under certain other circumstances, thereby giving recognition to current tax expense and to international tax credits.

        The significant assumptions and estimates described in the preceding paragraphs are important contributors to the effective tax rate each year.

Accrued Insurance and Loss Reserves

        The Company retains a significant portion of the risk for U.S. workers' compensation, U.K. employers' liability, automobile, general and product liability losses. During 2011, 2010 and 2009, the Company recorded insurance expense from continuing operations related to these lines of coverage of approximately $37.0 million, $38.5 million and $38.7 million, respectively. Reserves have been recorded that reflect the undiscounted estimated liabilities including claims incurred but not reported. When a recognized liability is covered by third-party insurance, the Company records an insurance claim receivable to reflect the covered liability. Changes in the estimates of the reserves are included in net income in the period determined. During 2011, 2010 and 2009, the Company recorded retrospective insurance reserve adjustments that decreased pre-tax insurance expense from continuing operations for self-insured programs by $2.7 million, $2.5 million and $3.7 million, respectively. At December 31, 2011 and 2010, the Company has recorded liabilities of $85.9 million and $88.0 million, respectively, related to both asserted as well as unasserted insurance claims. Included in the balance at December 31, 2011 and 2010 were $2.6 million and $4.3 million, respectively, of recognized liabilities covered by insurance carriers. Amounts estimated to be paid within one year have been classified as current Insurance liabilities, with the remainder included in non-current Insurance liabilities on the Consolidated Balance Sheets.

HARSCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Summary of Significant Accounting Policies (Continued)

Warranties

        The Company has recorded product warranty reserves of $5.6 million, $5.0 million and $4.1 million at December 31, 2011, 2010 and 2009, respectively. The Company provides for warranties of certain products as they are sold. The following table summarizes the warranty activity for 2011, 2010 and 2009:

Warranty Activity

(In thousands)	2011	2010	2009
Warranty reserves, beginning of the year	$5,037	$4,078	$2,863
Accruals for warranties issued during the year	4,003	4,399	4,623
Reductions related to pre-existing warranties	(1,769)	(1,447)	(1,388)
Warranties paid	(1,677)	(2,054)	(2,059)
Other (principally foreign currency translation)	2	61	39

Warranty reserves, end of the year	$5,596	$5,037	$4,078

        Warranty expense and payments are incurred principally in the Harsco Rail and Harsco Industrial Segments. Warranty activity may vary from year to year depending upon the mix of revenues and contractual terms related to product warranties.

Foreign Currency Translation

        The financial statements of the Company's subsidiaries outside the United States, except for those subsidiaries located in highly inflationary economies and those entities for which the U.S. dollar is the currency of the primary economic environment in which the entity operates, are measured using the local currency as the functional currency. Assets and liabilities of these subsidiaries are translated at the exchange rates at the balance sheet date. Resulting translation adjustments are recorded in the cumulative translation adjustment account, a separate component of Accumulated other comprehensive loss on the Consolidated Balance Sheets. Income and expense items are translated at average monthly exchange rates. Gains and losses from foreign currency transactions are included in net income. For subsidiaries operating in highly inflationary economies, and those entities for which the U.S. dollar is the currency of the primary economic environment in which the entity operates, gains and losses on foreign currency transactions and balance sheet translation adjustments are included in net income. In 2011, 2010 and 2009, the Company had no subsidiaries operating in highly inflationary economies.

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

        The Company uses cross-currency interest rate swaps in conjunction with certain debt issuances in order to lock in fixed local currency interest rates. Under these cross-currency interest rate swaps, the Company receives interest based on a fixed or variable U.S. dollar rate and pays interest based on a fixed local currency rate based on the contractual amounts in dollars and the local currency, respectively.

        Amounts recorded in Accumulated other comprehensive loss on the Consolidated Balance Sheets are reclassified into income in the same period or periods during which the hedged forecasted transaction affects income. The cash flows from these contracts are classified consistent with the cash flows from the transaction being hedged (e.g., the cash flows related to contracts to hedge the purchase of fixed assets are included in cash flows from investing activities, etc.). The Company also enters into certain forward exchange contracts that are not designated as hedges. Gains and losses on these contracts are recognized in income based on changes in fair market value. For fair value hedges of a firm commitment, the gain or loss on the derivative and the offsetting gain or loss on the hedged firm commitment are recognized currently in income.

Earnings Per Share

        Basic earnings per share are calculated using the weighted-average shares of common stock outstanding, while diluted earnings per share reflect the dilutive effects of stock-based compensation. All share and per share amounts are restated for any stock splits and stock dividends that occur prior to the issuance of the financial statements. See Note 12, "Capital Stock," for additional information on earnings per share.

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

2. Recently Adopted and Recently Issued Accounting Standards

        The following accounting standards have been adopted in 2011:

        On January 1, 2011, the Company adopted Financial Accounting Standards Board ("FASB") issued changes related to the accounting for revenue recognition when multiple-deliverable revenue arrangements are present. The changes eliminated the residual method of revenue allocation and require revenue to be allocated using the relative selling price method. This method requires a vendor to use its best estimate of selling price if neither vendor-specific objective evidence nor third-party evidence of selling price exists when evaluating multiple-deliverable revenue arrangements. The adoption of these changes did not have a material impact on the Company's consolidated financial statements.

HARSCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Recently Adopted and Recently Issued Accounting Standards (Continued)

        On January 1, 2011, the Company adopted FASB issued changes related to disclosure requirements for fair value measurements. The changes required a reporting entity to disclose, in the reconciliation of fair value measurements using significant unobservable inputs (Level 3), separate information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number). The adoption of these changes did not have a material impact on the Company's consolidated financial statements.

        Effective with its December 31, 2011 consolidated financial statements, the Company adopted FASB issued changes related to the disclosure requirements for multiemployer plans. The changes require increased disclosure by companies participating in multiemployer plans that offer pension or other postretirement benefits. The objective of the changes is to enhance the transparency of disclosures about (1) the significant multiemployer pension plans in which an employer participates; (2) the level of the employer's participation in those plans; (3) the financial health of the plans; and (4) the nature of the employer's commitments to the plans. Other than additional disclosure requirements, the adoption of these changes had no impact on the Company's consolidated financial statements. The disclosures required by these changes are included in Note 9, "Employee Benefit Plans."

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

        In June 2011, the FASB issued changes related to the presentation of comprehensive income. The changes remove certain presentation options and require entities to report components of comprehensive income in either a continuous statement of comprehensive income or two separate but consecutive statements. There is no change to the items that are reported in other comprehensive income. In December 2011, the FASB indefinitely deferred a requirement dealing with the presentation of reclassification adjustments out of accumulated other comprehensive income. The non-deferred changes become effective for the Company on January 1, 2012. Other than the sequencing of financial statements, management has determined these changes will not have an impact on the Company's consolidated financial statements.

        In September 2011, the FASB issued changes related to testing for goodwill impairment. The changes allow for an assessment of qualitative factors to determine whether it is necessary to perform the two-step impairment test. The changes become effective for the Company beginning January 1, 2012. The adoption of these changes will not have an impact on the Company's consolidated financial statements, but it may impact the manner in which the Company performs testing.

        In December 2011, the FASB issued changes related to offsetting assets and liabilities. The changes require additional disclosure information regarding offsetting assets and liabilities to enable users of financial statements to understand the effect on financial position. Management is currently evaluating these changes and believes that it may require additional disclosure, but will not have a material impact

HARSCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Recently Adopted and Recently Issued Accounting Standards (Continued)

on the Company's consolidated financial statements. These changes become effective for the Company on January 1, 2013 with retrospective application required.

3. Acquisitions and Dispositions

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

        Certain of the Company's acquisitions in prior years included contingent consideration features for which defined goals needed to be met by the acquired business in order for payment of the consideration. Each quarter until settlement of these contingencies, the Company assessed the likelihood that an acquired business would achieve the goals and the resulting fair value of the contingency. In accordance with accounting standards for business combinations, these adjustments were recognized in operating income in the Consolidated Statements of Income as a component of the Other expenses line item. The Company's assessment of these performance goals resulted in the following reductions to previously recognized contingent consideration liabilities:

	For the Years Ended December 31
(In thousands)	2011	2010	2009
Reduction of contingent consideration liabilities	$3,966	$10,620	$—

        All contingent consideration liabilities have been settled and there was no recorded contingent consideration liability as of December 31, 2011. The recorded contingent consideration liability was $3.9 million at December 31, 2010.

HARSCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Acquisitions and Dispositions (Continued)

Net Income Attributable to the Company and Transfers to Noncontrolling Interest

        The purpose of the following schedule is to disclose the effects of changes in the Company's ownership interest in its subsidiaries on the Company's equity.

	For the Years Ended December 31
(In thousands)	2011	2010	2009
Net income (loss) attributable to the Company	$(11,510)	$6,754	$118,777
Decrease in the Company's paid-in capital for purchase of partnership interests	—	(1,003)	(3,905)

Change from net income (loss) attributable to the Company and transfers to noncontrolling interest	$(11,510)	$5,751	$114,872

Dispositions

        Consistent with the Company's strategic focus to grow and allocate financial resources principally to its industrial services businesses, the Company sold its Gas Technologies Segment to Taylor Wharton International in 2007. The Company recorded after-tax losses from discontinued operations of $2.1 million, $4.1 million and $15.1 million, in 2011, 2010 and 2009, respectively. The losses incurred in 2011 and 2010 included charges related to potential and contingent claims. The charge in 2009 related to the settlement of working capital adjustment claims and other costs associated with arbitration proceedings. The Consolidated Statements of Income for the years ended 2011, 2010 and 2009 reflect the Gas Technologies Segment's results in discontinued operations.

Dispositions—Assets Held-for-Sale

        Throughout the past several years and in conjunction with the Fourth Quarter 2010 restructuring of the Harsco Infrastructure Segment, management approved the sale of certain long-lived assets throughout the Company's operations. At December 31, 2010, assets held-for-sale of $24.8 million were recorded as Other current assets and primarily represented the fair market value less the estimated costs to sell the assets related to two lines of business in the Harsco Infrastructure Segment. In June 2011, the Company sold these two lines of business and realized a gain of $0.9 million in operating income in the Consolidated Statements of Income as a component of the Other expenses line item. At December 31, 2011, the Company had $7.2 million of assets held-for-sale recorded in Other current assets on the Consolidated Balance Sheet.

HARSCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Accounts Receivable and Inventories

        Accounts receivable consist of the following:

	Accounts Receivable
(In thousands)	December 31 2011	December 31 2010
Trade accounts receivable	$636,304	$605,584
Less: Allowance for doubtful accounts	(17,829)	(20,283)

Trade accounts receivable, net	$618,475	$585,301

Other receivables(a)	$44,431	$29,299

(a)
Other receivables include insurance claim receivables, employee receivables, tax claim receivables and other miscellaneous receivables not included in Trade accounts receivable, net.

        The provision for doubtful accounts related to trade accounts receivable for the years ended December 31, 2011, 2010 and 2009:

	For Years Ended December 31
(In thousands)	2011	2010	2009
Provision for doubtful accounts related to trade accounts receivable	$7,880	$9,962	$9,318

        Inventories consist of the following:

	Inventories
(In thousands)	2011	2010
Finished goods	$78,445	$124,771
Work-in-process	34,041	28,266
Raw materials and purchased parts	92,995	79,420
Stores and supplies	36,453	39,160

Total inventories	$241,934	$271,617

Valued at lower of cost or market:
LIFO basis	$115,523	$117,519
FIFO basis	13,087	14,148
Average cost basis	113,324	139,950

Total inventories	$241,934	$271,617

        Inventories valued on the LIFO basis at December 31, 2011 and 2010 were approximately $28.6 million and $26.3 million, respectively, less than the amounts of such inventories valued at current costs.

        As a result of reducing certain inventory quantities valued on the LIFO basis, net income increased from that which would have been recorded under the FIFO basis of valuation by $0.1 million, $0.4 million and $1.7 million in 2011, 2010 and 2009, respectively.

HARSCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Property, Plant and Equipment

        Property, plant and equipment consist of the following:

(In thousands)	Estimated Useful Lives	2011	2010
Land	—	$26,729	$29,456
Land improvements	5-20 years	17,960	18,141
Buildings and improvements	5-40 years	186,799	196,777
Machinery and equipment	3-20 years	2,977,521	3,045,335
Uncompleted construction	—	66,719	74,873

Gross property, plant and equipment		3,275,728	3,364,582
Less accumulated depreciation		(2,001,244)	(1,997,609)

Net property, plant and equipment		$1,274,484	$1,366,973

        Buildings and improvements include leasehold improvements which are amortized over the shorter of their useful lives or the initial lease term of the lease.

6. Goodwill and Other Intangible Assets

        The following table reflects the changes in carrying amounts of goodwill by segment (there is no goodwill associated with the Harsco Industrial Segment) for the years ended December 31, 2011 and 2010:

Goodwill by Segment

(In thousands)	Harsco Metals & Minerals Segment	Harsco Infrastructure Segment	Harsco Rail Segment	Consolidated Totals
Balance at December 31, 2009	$423,943	$266,119	$8,979	$699,041

Goodwill acquired during year(a)	—	11,419	—	11,419
Changes to goodwill(b)	—	(5,608)	320	(5,288)
Foreign currency translation	(5,667)	(8,718)	—	(14,385)

Balance at December 31, 2010	418,276	263,212	9,299	690,787

Goodwill acquired during year	—	—	—	—
Changes to goodwill	—	(115)	11	(104)
Foreign currency translation	(6,400)	(3,382)	—	(9,782)

Balance at December 31, 2011	$411,876	$259,715	$9,310	$680,901

(a)
Relates principally to the acquisition of Bell, see Note 3, Acquisitions and Dispositions.

(b)
Relates principally to opening balance sheet adjustments and allocation of goodwill to two lines of business in the Harsco Infrastructure Segment that were transferred to assets held-for-sale, see Note 3, Acquisitions and Dispositions.

HARSCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Goodwill and Other Intangible Assets (Continued)

        Intangible assets totaled $93.5 million, net of accumulated amortization of $157.1 million at December 31, 2011 and $121.0 million, net of accumulated amortization of $128.8 million at December 31, 2010. The following table reflects these intangible assets by major category:

Intangible Assets

	December 31, 2011		December 31, 2010
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer related	$183,576	$119,708	$184,864	$98,104
Non-compete agreements	1,353	1,301	1,386	1,317
Patents	6,884	5,145	6,976	4,868
Technology related	29,497	14,614	29,821	11,863
Trade names	18,538	8,379	18,635	5,188
Other	10,749	7,949	8,095	7,478

Total	$250,597	$157,096	$249,777	$128,818

        Amortization expense for intangible assets was $31.5 million, $33.0 million and $26.4 million for 2011, 2010 and 2009, respectively. The following table shows the estimated amortization expense for the next five fiscal years based on current intangible assets.

(In thousands)	2012	2013	2014	2015	2016
Estimated amortization expense(a)	$17,500	$15,750	$13,500	$8,750	$7,500

(a)
These estimated amortization expense amounts do not reflect the potential effect of future foreign currency exchange rate fluctuations.

7. Debt and Credit Agreements

        The Company has credit facilities and commercial paper programs available for use throughout the world. The following table illustrates the amounts outstanding on credit facilities and commercial paper programs, and available credit at December 31, 2011. These credit facilities and programs are described in more detail below the table.

HARSCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Debt and Credit Agreements (Continued)

Credit Facilities at December 31, 2011

(In thousands)	Facility Limit	Outstanding Balance	Available Credit
U.S. commercial paper program	$550,000	$39,986	$510,014
Euro commercial paper program	259,200	—	259,200
Multi-year revolving credit facility(a)	570,000	—	570,000
Bilateral credit facility(b)	25,000	—	25,000

Totals at December 31, 2011	$1,404,200	$39,986	$1,364,214	(c)

(a)
U.S.-based program.

(b)
International-based program.

(c)
Although the Company has significant available credit, in practice, the Company limits aggregate commercial paper and credit facility borrowings at any one-time to a maximum of $595.0 million (the aggregate amount of the back-up facilities).

        The Company has a U.S. commercial paper borrowing program under which it can issue up to $550 million of short-term notes in the U.S. commercial paper market. In addition, the Company has a 200 million euro commercial paper program, equivalent to approximately $259.2 million at December 31, 2011, which is used to fund the Company's international operations. At December 31, 2011 and 2010, the Company had $40.0 million and no borrowings outstanding, respectively, under the U.S. commercial paper program and no borrowings and $26.7 million outstanding, respectively, under the euro commercial paper program. These borrowings are classified as long-term debt when the Company has the ability and intent to refinance them on a long-term basis through existing long-term credit facilities. At December 31, 2011 and 2010, the Company classified $40.0 million and $26.7 million, respectively, of commercial paper and advances as short-term debt. There were no remaining commercial paper or advances to be reclassified as long-term debt at December 31, 2011 or 2010.

        The Company has a multi-year revolving credit facility in the amount of $570 million through a syndicate of 21 banks, which matures in December 2012. This $570 million facility serves as back-up to the Company's commercial paper programs. Interest rates on the facility are based upon either the announced Citibank Prime Rate, the Federal Funds Effective Rate plus a margin or LIBOR plus a margin. The Company pays a facility fee (currently 0.375% per annum) that varies based upon its credit ratings. At December 31, 2011 and 2010, there were no borrowings outstanding on the $570 million credit facility. The Company is working with its lenders to renew this facility, which is currently anticipated to occur in the first quarter of 2012.

        The Company's bilateral credit facility has been amended to extend the maturity date to December 2012 and to change the facility limit to $25 million. The facility serves as back-up to the Company's commercial paper programs and also provides available financing for the Company's European operations. Borrowings under this facility are available in most major currencies with active markets at interest rates based upon LIBOR plus a margin. Borrowings outstanding at expiration may be repaid over the succeeding 12 months. At December 31, 2011 and 2010, there were no borrowings outstanding on this facility.

HARSCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Debt and Credit Agreements (Continued)

        Short-term borrowings amounted to $51.4 million and $31.2 million at December 31, 2011 and 2010, respectively. This includes commercial paper of $40.0 million and $26.7 million at December 31, 2011 and 2010, respectively. Other than the commercial paper borrowings, short-term debt was principally bank overdrafts. The weighted-average interest rate for short-term borrowings at December 31, 2011 and 2010 was 1.3% and 1.9%, respectively.

	Long-Term Debt
(In thousands)	2011	2010
5.75% notes due May 15, 2018	$447,613	$447,312
5.125% notes due September 15, 2013	149,705	149,544
2.7% notes due October 15, 2015	248,681	248,350
Other financing payable in varying amounts due principally through 2016 with a weighted-average interest rate of 9.4% and 7.9% at December 31, 2011 and 2010, respectively	11,359	8,529

	857,358	853,735
Less: current maturities	(3,558)	(4,011)

Total Long-term Debt	$853,800	$849,724

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

        The maturities of long-term debt for the four years following December 31, 2012 are as follows:

(In thousands)
2013	153,369
2014	2,170
2015	250,238
2016	159

        Cash payments for interest on all debt were $46.4 million, $59.9 million and $61.5 million in 2011, 2010 and 2009, respectively.

        The Company's credit facilities contain a covenant stipulating a maximum debt to capital ratio of 60%. One credit facility also contains a covenant requiring a minimum net worth of $475 million, and another limits the proportion of subsidiary consolidated indebtedness to a maximum of 10% of consolidated tangible assets. The Company's 5.75% notes and 2.7% notes include covenants that permit the note holders to redeem their notes at 101% of par in the event of a change of control of the Company or disposition of a significant portion of the Company's assets in combination with the Company's credit rating being downgraded to non-investment grade. At December 31, 2011, the Company was in compliance with these covenants.

HARSCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Leases

        The Company leases certain property and equipment under noncancelable operating leases. Rental expense under such operating leases was $66.1 million, $62.9 million and $64.3 million in 2011, 2010 and 2009, respectively.

        Future minimum payments under operating leases with noncancelable terms are as follows:

(in thousands)
2012	$47,771
2013	39,887
2014	28,835
2015	20,822
2016	14,586
After 2016	19,704

        Total minimum rentals to be received in the future under noncancelable subleases at December 31, 2011 are $9.4 million.

9. Employee Benefit Plans

Pension Benefits

        The Company has defined benefit pension retirement plans covering a substantial number of its employees. The defined benefits for salaried employees generally are based on years of service and the employee's level of compensation during specified periods of employment. Defined benefit plans covering hourly employees generally provide benefits of stated amounts for each year of service. The multiemployer plans in which the Company participates provide benefits to certain unionized employees. The Company's funding policy for qualified plans is consistent with statutory regulations and customarily equals the amount deducted for income tax purposes. The Company also makes periodic voluntary contributions as recommended by its pension committee. The Company's policy is to amortize prior service costs of defined benefit pension plans over the average future service period of active plan participants.

        For most U.S. defined benefit pension plans and a majority of international defined benefit pension plans, accrued service is no longer granted. In place of these plans, the Company has established defined contribution pension plans providing for the Company to contribute a specified matching amount for participating employees' contributions to the plan. For U.S. employees, this match is made on employee contributions up to 4% of their eligible compensation. Additionally, the Company may provide a discretionary contribution of up to 2% of compensation for eligible employees. This discretionary amount has not been provided for the years 2011, 2010 and 2009. For non-U.S. employees, this match is up to 6% of eligible compensation with an additional 2% going towards insurance and administrative costs.

HARSCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Employee Benefit Plans (Continued)

        Net periodic pension cost for U.S. and international pension plans for 2011, 2010 and 2009 is as follows:

Net Periodic Pension Cost (Income)

	U.S. Plans			International Plans
(In thousands)	2011	2010	2009	2011	2010	2009
Defined benefit plans:
Service cost	$1,557	$2,086	$1,790	$4,350	$4,052	$3,977
Interest cost	13,468	14,049	14,104	48,768	47,558	42,854
Expected return on plan assets	(16,480)	(16,632)	(14,598)	(52,735)	(46,079)	(41,453)
Recognized prior service costs	245	339	351	424	327	353
Recognized losses	2,982	2,537	3,466	11,332	12,077	9,353
Amortization of transition liability	—	—	—	43	45	33
Settlement/curtailment loss (gain)	—	179	4	183	(210)	(341)

Defined benefit plans pension cost	1,772	2,558	5,117	12,365	17,770	14,776
Multiemployer plans	13,264	10,924	12,533	13,326	12,065	9,201
Defined contribution plans	5,434	5,918	7,104	7,378	7,629	8,235

Net periodic pension cost	$20,470	$19,400	$24,754	$33,069	$37,464	$32,212

HARSCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Employee Benefit Plans (Continued)

        The change in the financial status of the pension plans and amounts recognized on the Consolidated Balance Sheets at December 31, 2011 and 2010 are as follows:

Defined Benefit Pension Benefits

	U.S. Plans		International Plans
(In thousands)	2011	2010	2011	2010
Change in benefit obligation:
Benefit obligation at beginning of year	$264,969	$247,263	$883,342	$887,882
Service cost	1,557	2,086	4,350	4,052
Interest cost	13,468	14,049	48,768	47,558
Plan participants' contributions	—	—	986	1,862
Amendments	—	6	598	653
Actuarial loss	40,730	22,397	79,474	11,464
Settlements/curtailments	—	—	(1,886)	(1,410)
Benefits paid	(21,955)	(20,832)	(37,653)	(39,258)
Effect of foreign currency	—	—	(10,332)	(29,461)
Other	—	—	571	—

Benefit Obligation at end of year	$298,769	$264,969	$968,218	$883,342

Change in plan assets:
Fair value of plan assets at beginning of year	$221,673	$216,919	$708,025	$679,018
Actual return on plan assets	6,464	23,279	19,488	71,783
Employer contributions	3,055	2,307	29,300	16,868
Plan participants' contributions	—	—	986	1,862
Settlements/curtailments	—	—	(1,127)	(929)
Benefits paid	(21,955)	(20,832)	(36,631)	(38,764)
Effect of foreign currency	—	—	(6,449)	(21,813)
Other	—	—	571	—

Fair value of plan assets at end of year	$209,237	$221,673	$714,163	$708,025

Funded status at end of year	$(89,532)	$(43,296)	$(254,055)	$(175,317)

        Amounts recognized on the Consolidated Balance Sheets consist of the following at December 31, 2011 and 2010.

Defined Benefit Pension Benefits

	U.S. Plans		International Plans
(In thousands)	2011	2010	2011	2010
Noncurrent assets	$397	$1,315	$4,372	$4,937
Current liabilities	(2,076)	(2,293)	(1,011)	(1,064)
Noncurrent liabilities	(87,853)	(42,318)	(257,416)	(179,190)
Accumulated other comprehensive loss before tax	149,429	101,909	417,406	319,879

HARSCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Employee Benefit Plans (Continued)

        Amounts recognized in Accumulated other comprehensive loss, before tax, consist of the following at December 31, 2011 and 2010;

	U.S. Plans		International Plans
(In thousands)	2011	2010	2011	2010
Net actuarial loss	$148,690	$100,924	$414,203	$316,561
Prior service cost	739	985	3,105	3,151
Transition obligation	—	—	98	167

Total	$149,429	$101,909	$417,406	$319,879

        The estimated amounts that will be amortized from accumulated other comprehensive loss into defined benefit net periodic pension cost in 2012 are as follows:

(In thousands)	U.S. Plans	International Plans
Net actuarial loss	$4,627	$14,825
Prior service cost	189	379
Transition obligation	—	50

Total	$4,816	$15,254

        The Company's estimate of expected contributions to be paid in year 2012 for the U.S. defined benefit plans is $6.9 million and for the international defined benefit plans is $30.2 million.

Future Benefit Payments

        The expected benefit payments for defined benefit plans over the next 10 years are as follows:

(In millions)	2012	2013	2014	2015	2016	2017-2021
U.S. Plans	$16.8	$18.2	$18.4	$17.2	$18.6	$90.1
International Plans	38.2	39.5	40.8	42.7	44.7	250.6

Net Periodic Pension Cost Assumptions

        The weighted-average actuarial assumptions used to determine the net periodic pension cost for 2011, 2010 and 2009 were as follows:

	U.S. Plans December 31			International Plans December 31			Global Weighted- Average December 31
	2011	2010	2009	2011	2010	2009	2011	2010	2009
Discount rates	5.3%	5.9%	6.1%	5.5%	5.7%	6.0%	5.4%	5.8%	6.1%
Expected long-term rates of return on plan assets	7.8%	8.0%	8.0%	7.4%	7.4%	7.1%	7.5%	7.5%	7.4%
Rates of compensation increase	3.0%	3.0%	4.0%	3.3%	3.6%	3.4%	3.3%	3.6%	3.4%

        The expected long-term rates of return on plan assets for the 2012 net periodic pension cost are 7.8% for the U.S. plans and 6.7% for the international plans. The expected global long-term rate of return on assets for 2012 is 6.9%.

HARSCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Employee Benefit Plans (Continued)

Defined Benefit Pension Obligation Assumptions

        The weighted-average actuarial assumptions used to determine the defined benefit pension plan obligations at December 31, 2011 and 2010 were as follows:

	U.S. Plans December 31		International Plans December 31		Global Weighted- Average December 31
	2011	2010	2011	2010	2011	2010
Discount rates	4.4%	5.3%	4.8%	5.5%	4.7%	5.4%
Rates of compensation increase	3.0%	3.0%	3.4%	3.3%	3.4%	3.3%

        The U.S. discount rate was determined using a yield curve that was produced from a universe containing approximately 500 U.S. dollar-denominated, AA-graded corporate bonds, all of which were noncallable (or callable with make-whole provisions), and excluding the 10% of the bonds with the highest yields and the 10% with the lowest yields. The discount rate was then developed as the level-equivalent rate that would produce the same present value as that using spot rates to discount the projected benefit payments. For international plans, the discount rate is aligned to corporate bond yields in the local markets, normally AA-rated corporations. The process and selection seeks to approximate the cash inflows with the timing and amounts of the expected benefit payments.

Accumulated Benefit Obligation

        The accumulated benefit obligation for all defined benefit pension plans at December 31, 2011 and 2010 was as follows:

	U.S. Plans December 31		International Plans December 31
(In millions)	2011	2010	2011	2010
Accumulated benefit obligation	$298.6	$264.8	$952.8	$869.3

Plans with Accumulated Benefit Obligation in Excess of Plan Assets

        The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets at December 31 were as follows:

	U.S. Plans		International Plans
(In millions)	2011	2010	2011	2010
Projected benefit obligation	$288.7	$255.5	$929.1	$845.0
Accumulated benefit obligation	288.7	255.5	921.0	837.8
Fair value of plan assets	198.8	210.9	673.9	665.8

HARSCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Employee Benefit Plans (Continued)

        The asset allocations attributable to the Company's U.S. defined benefit pension plans at December 31, 2011 and 2010, and the long-term target allocation of plan assets, by asset category, are as follows:

		Percentage of Plan Assets at December 31
	Target Long-Term Allocation
U.S. Plans Asset Category		2011	2010
Domestic equity securities	34%-44%	38.0%	50.5%
International equity securities	14%-24%	18.0%	11.9%
Fixed income securities	27%-37%	32.8%	30.5%
Cash and cash equivalents	Less than 5%	1.9%	1.5%
Other	5%-15%	9.3%	5.6%

        Plan assets are allocated among various categories of equities, fixed income securities and cash and cash equivalents with professional investment managers whose performance is actively monitored. The primary investment objective is long-term growth of assets in order to meet present and future benefit obligations. The Company periodically conducts an asset/liability modeling study and accordingly adjusts investments among and within asset categories to ensure the long-term investment strategy is aligned with the profile of benefit obligations.

        The Company reviews the long-term expected return on asset assumption on a periodic basis taking into account a variety of factors including the historical investment returns achieved over a long-term period, the targeted allocation of plan assets and future expectations based on a model of asset returns for an actively managed portfolio, inflation and administrative/other expenses. The model simulates 600 different capital market results over 15 years. For both 2012 and 2011, the expected return-on-asset assumption for U.S. plans is 7.8%.

        The U.S. defined benefit pension plans assets include 432,203 shares of the Company's stock valued at $9.0 million at December 31, 2011 and 432,549 shares of the Company's common stock valued at $12.2 million at December 31, 2010. These shares represented 4.3% and 5.5% of total plan assets at December 31, 2011 and 2010, respectively. Dividends paid to the pension plans on the Company stock amounted to $0.4 million, $0.4 million and $0.3 million in 2011, 2010 and 2009, respectively.

        The asset allocations attributable to the Company's international defined benefit pension plans at December 31, 2011 and 2010 and the long-term target allocation of plan assets, by asset category, are as follows:

		Percentage of Plan Assets at December 31
	Target Long-Term Allocation
International Plans Asset Category		2011	2010
Equity securities	40.0%	34.7%	48.7%
Fixed income securities	42.5%	50.0%	42.6%
Cash and cash equivalents	—%	0.4%	0.5%
Other	17.5%	14.9%	8.2%

        Plan assets at December 31, 2011 in the U.K. defined benefit pension plan amounted to 84% of the international pension assets. These assets are allocated among various categories of equities, fixed income securities and cash and cash equivalents with professional investment managers whose

HARSCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Employee Benefit Plans (Continued)

performance is actively monitored. The primary investment objective is long-term growth of assets in order to meet present and future benefit obligations. The Company periodically conducts asset/liability modeling studies and accordingly adjusts investment amounts within asset categories to ensure the long-term investment strategy is aligned with the profile of benefit obligations.

        For the international long-term rate of return assumption, the Company considered the current level of expected returns in risk-free investments (primarily government bonds), the historical level of the risk premium associated with other asset classes in which the portfolio is invested and the expectations for future returns of each asset class and plan expenses. The expected return for each asset class was then weighted based on the target asset allocation to develop the expected long-term rate of return on assets. For 2012, the expected return-on-asset assumption for the U.K. plan is 6.8%, compared with 7.5% for 2011. The remaining international pension plans, with assets representing 16.0% of the international pension assets, are under the guidance of professional investment managers and have similar investment objectives.

        The fair values of the Company's U.S. pension plans' assets at December 31, 2011 by asset class are as follows:

(In thousands)	Total	Level 1	Level 2	Level 3
Domestic equities:
Common stocks	$39,295	$39,295	$—	$—
Mutual funds—equities	40,107	19	40,088	—
International equities—mutual funds	37,740	33,198	4,542	—
Fixed income investments:
U.S. Treasuries and collateralized securities	23,054	—	23,054	—
Corporate bonds and notes	5,507	5,507	—	—
Mutual funds—bonds	40,110	40,110	—	—
Other—mutual funds	19,392	19,392	—	—
Cash and money market accounts	4,032	4,032	—	—

Total	$209,237	$141,553	$67,684	$—

        The fair values of the Company's international pension plans' assets at December 31, 2011 by asset class are as follows:

(In thousands)	Total	Level 1	Level 2	Level 3
Equity securities:
Mutual funds—equities	$247,629	$—	$247,629	$—
Fixed income investments:
Corporate bonds and notes	—	—	—	—
Mutual funds—bonds	294,010	—	294,010	—
Insurance contracts	63,169	—	63,169	—
Other:
Real estate funds/limited partnerships	43,122	—	31,097	12,025
Other mutual funds(a)	63,568	—	63,568	—
Cash and money market accounts	2,665	2,665	—	—

Total	$714,163	$2,665	$699,473	$12,025

(a)
Includes $43.9 million of balance funds that include a mix of mostly equities and bonds.

HARSCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Employee Benefit Plans (Continued)

        The fair values of the Company's U.S. pension plans' assets at December 31, 2010 by asset class are as follows:

(In thousands)	Total	Level 1	Level 2	Level 3
Domestic equities:
Common stocks	$52,930	$52,930	$—	$—
Mutual funds—equities	59,049	15,167	43,882	—
International equities—mutual funds	26,354	14,666	11,688	—
Fixed income investments:
U.S. Treasuries and collateralized securities	22,039	—	22,039	—
Corporate bonds and notes	9,920	9,920	—	—
Mutual funds—bonds	35,588	35,588	—	—
Other—mutual funds	12,375	12,375	—	—
Cash and money market accounts	3,418	3,418	—	—

Total	$221,673	$144,064	$77,609	$—

        The fair values of the Company's international pension plans' assets at December 31, 2010 by asset class are as follows:

(In thousands)	Total	Level 1	Level 2	Level 3
Equity securities:
Mutual funds—equities	$344,445	$119,864	$224,581	$—
Fixed income investments:
Corporate bonds and notes	3,382	1,038	2,344	—
Mutual funds—bonds	240,683	25,419	215,264	—
Insurance contracts	57,324	—	57,324	—
Other:
Real estate funds / limited partnerships	40,173	—	29,989	10,184
Other mutual funds	18,832	—	18,832	—
Cash and money market accounts	3,186	3,186	—	—

Total	$708,025	$149,507	$548,334	$10,184

        The following table summarizes changes in the fair value of Level 3 assets for 2010 and 2011:

(In thousands)	Real Estate Limited Partnerships
Balance at December 31, 2009	$10,994
Actual return on plan assets:
Relating to assets still held at year-end	(810)

Balance at December 31, 2010	10,184
Actual return on plan assets:
Relating to assets still held at year-end	1,841

Balance at December 31, 2011	$12,025

HARSCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Employee Benefit Plans (Continued)

        Following is a description of the valuation methodologies used for the plans' investments measured at fair value:

  •
  Level 1 Fair Value Measurements—Investments in interest-bearing cash are stated at cost, which approximates fair value. The fair values of money market accounts and certain mutual funds are based on quoted net asset values of the shares held by the Plan at year-end. The fair values of domestic and international stocks and corporate bonds, notes and convertible debentures are valued at the closing price reported in the active market on which the individual securities are traded.

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

Multiemployer Plans

        The Company contributes to numerous multiemployer pension plans under the terms of collective-bargaining agreements that cover its union-represented employees, many of whom are temporary in nature. The risks of participating in multiemployer pension plans differ from traditional company sponsored defined benefit plans as follows:

  •
  Assets contributed to a multiemployer pension plan by one employer may be used to provide benefits to the employees of other participating employers;

  •
  When a participating employer stops contributing to a multiemployer pension plan, the unfunded obligations of the plan become the responsibility of the remaining participating employers, subject to any exemptions that may apply; and

  •
  If the Company elects to stop participation in a multiemployer pension plan, the Company may be required to pay a withdraw liability which is based upon the underfunded status of the plan.

        The company's participation in multiemployer pension plans for the years ended December 31, 2011, 2010 and 2009 is outlined below. The Company considers significant plans to be those plans to which the Company contributed more than 5% of total contributions to the plan in a given plan year or for which the Company believes its share of the unfunded liability for the plan may be material to the Company. The most recent Pension Protection Act zone status available in 2011 and 2010 is for plan years ended in 2010 and 2009, respectively. The zone status is based on information that the Company received from the plan and is certified by the plan's actuary: Green represents a plan that is more than

HARSCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Employee Benefit Plans (Continued)

80% funded; Yellow represents a plan that is between 65% and 80% funded; and Red represents a plan that is less than 65% funded.

(In thousands)
		Pension Protection Act Zone Status For Plan Years Ended
				Contributions By The Company For Plan Years Ended					Expiration Date of Collective- Bargaining Agreement
							Subject to Financial Improvement Plan
	Identification Number							Surcharge Imposed
Pension Fund		2010	2009	2011	2010	2009
Significant multiemployer plans for which plan financial information is publicly available outside the Company's financial statements:
Cumberland MD Vicinity Building Construction Employees Trust Fund	52-6061646	Green	Green	$620	$430	$466	No	No	2012
Greater Pennsylvania Carpenters' Pension Fund	25-6135570	Yellow	Yellow	2,415	1,996	2,756	Yes	No	2012
Ohio Carpenters' Pension Plan	34-6574360	Green	Green	953	1,145	1,637	Yes	No	2012
Significant multiemployer plans for which plan financial information is not publicly available outside the Company's financial statements:
New Zealand Steel Pension Fund	018-054-531	N/A	N/A	891	810	761	Yes	No	2013
Summary aggregate information for multiemployer plans which are not individually significant:
All other multiemployer plans				22,034	18,608	16,892

Total Contributions (a)				$26,913	$22,989	$22,512

(a)
Contributions to multiemployer pension plans in 2010 do not include $8.3 million of plan withdrawal costs triggered as the Company has ceased, or expects to cease, contributing to ten multiemployer plans for certain locations as part of the Harsco Infrastructure Segment's restructuring initiatives. These restructuring initiatives are described in Note 18, "Restructuring Programs." The $8.3 million of costs is included in the Other expenses line of the Consolidated Income Statement, as described in Note 16, "Other expenses."

        For plan years ended 2010, 2009 and 2008 the Company contributed more than 5% of the total contributions to the Cumberland MD Vicinity Building Construction Employees Trust Fund. For the plan year ended 2009, the Company contributed more than 5% of the total contributions to the Greater Pennsylvania Carpenters' Pension Fund. For plan years ended 2010 and 2009 the Company contributed more than 5% of the total contributions to the New Zealand Steel Pension Fund. At the date these financial statements were issued, financial information was unavailable for plan years ended 2011.

        The New Zealand Steel Pension Fund is a defined benefit superannuation scheme registered in New Zealand under the Superannuation Schemes Act of 1989 to provide retirement benefits to the salaried employees of the New Zealand Steel United Group of companies. The New Zealand Steel Pension Fund financial statements for the years ended June 30, 2011 and 2010 indicated total assets of $253.9 million and $225.1 million, respectively; total actuarial present value of accumulated plan

HARSCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Employee Benefit Plans (Continued)

benefits of $278.4 million and $251.1 million, respectively; and total contributions for all participating employers of $11.3 million and $11.3 million, respectively.

10. Income Taxes

        Income from continuing operations before income taxes and equity income as reported in the Consolidated Statements of Income consists of the following:

(In thousands)	2011	2010	2009
United States	$47,680	$23,037	$51,529
International	(6,015)	(2,561)	107,309

Total income before income taxes and equity income	$41,665	$20,476	$158,838

        Income tax expense as reported in the Consolidated Statements of Income consists of the following:

(In thousands)	2011	2010	2009
Income tax expense (benefit):
Currently payable:
U.S. federal	$4,249	$(325)	$23,886
U.S. state	913	453	1,591
International	23,860	30,765	26,938

Total income taxes currently payable	29,022	30,893	52,415
Deferred U.S. federal and U.S. state	1,173	6,172	(28,018)
Deferred international	19,653	(32,789)	(5,888)

Total income tax expense	$49,848	$4,276	$18,509

        Cash payments for income taxes, including taxes on the gain or loss from discontinued business, were $42.3 million, $27.4 million and $57.1 million for 2011, 2010 and 2009, respectively.

HARSCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Income Taxes (Continued)

        The following is a reconciliation of the normal expected statutory U.S. federal income tax rate to the effective income tax rate as a percentage of Income from continuing operations before income taxes and noncontrolling interest as reported in the Consolidated Statements of Income:

	2011	2010	2009
U.S. federal income tax rate	35.0%	35.0%	35.0%
U.S. state income taxes, net of federal income tax benefit	2.9	5.1	1.0
U.S. domestic manufacturing deductions and credits	(9.6)	(5.9)	(2.7)
Change in permanent reinvestment assertion	—	9.3	(5.0)
Difference in effective tax rates on international earnings and remittances	(11.7)	(34.4)	(26.1)
Uncertain tax position contingencies and settlements	(18.0)	1.2	4.0
Changes in realization on beginning of the year deferred tax assets	89.1	8.4	1.7
Restructuring charges with no realizable tax benefits	23.0	11.2	—
U.S. nondeductible items	6.0	8.7	1.2
Deferred charges	—	(19.0)	—
Cumulative effect of change in statutory tax rates/laws	3.5	3.4	2.8
Other, net	(0.6)	(2.1)	(0.3)

Effective income tax rate	119.6%	20.9%	11.6%

        The increase in the effective income tax rate for 2011 compared with 2010 is the result of certain discrete items, including a change in the realizability of beginning of the year deferred tax assets of $37.3 million primarily related to the Company's U.K. deferred tax assets on its U.K. pension obligations; the tax benefit of $3.5 million for deferred charges from historical intercompany sales of inventory recorded in 2010 and not repeated in 2011; and a change in the earnings mix of the Company for year 2011 compared with prior years primarily due to the jurisdictional impact of the Company's restructuring charges. These increases in the effective income tax rate for 2011 compared with 2010 were offset by the tax costs associated with the 2010 change in permanent reinvestment assertion of $1.9 million; and the lapse of several statutes of limitations for uncertain tax positions in 2011 that produced a tax benefit of $10.8 million.

HARSCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Income Taxes (Continued)

        The tax effects of the temporary differences giving rise to the Company's deferred tax assets and liabilities at December 31, 2011 and 2010 are as follows:

	2011		2010
(In thousands)	Asset	Liability	Asset	Liability
Depreciation and amortization	$—	$119,701	$—	$144,361
Expense accruals	42,529	—	46,116	—
Inventories	2,588	—	3,582	—
Provision for receivables	2,205	—	2,871	—
Deferred revenue	—	2,065	—	1,979
Operating loss carryforwards	79,408	—	57,318	—
Deferred foreign tax credits	29,540	—	31,718	—
Pensions	95,657	—	60,626	—
Currency adjustments	30,813	—	28,721	—
Post-retirement benefits	1,079	—	1,117	—
Other	19,299	—	17,245	—

Subtotal	303,118	121,766	249,314	146,340
Valuation allowance	(99,617)	—	(29,469)	—

Total deferred income taxes	$203,501	$121,766	$219,845	$146,340

        The deferred tax asset and liability balances recognized on the Consolidated Balance Sheets at December 31, 2011 and 2010 are as follows:

(In thousands)	2011	2010
Other current assets	$50,694	$47,279
Other assets	59,200	64,672
Other current liabilities	(729)	(2,804)
Deferred income taxes	(27,430)	(35,642)

        At December 31, 2011, the tax-effected amount of net operating loss carryforwards ("NOLs") totaled $79.4 million. Tax-effected NOLs from international operations are $70.1 million. Of that amount, $56.8 million can be carried forward indefinitely, and $13.3 million will expire at various times between 2012 and 2030. Tax-effected U.S. federal NOLs are $0.1 million that relate to preacquisition NOLs that expire in 2022. Tax-effected U.S. state NOLs are $9.2 million. Of that amount, $0.2 million expire at various times between 2012 and 2016, $2.4 million expire at various times between 2017 and 2021, $3.5 million expire at various times between 2022 and 2026, and $3.1 million expire at various times between 2027 and 2031.

        The valuation allowances of $99.6 million and $29.5 million at December 31, 2011 and 2010, respectively, related principally to deferred tax assets for U.K. pension liabilities, NOLs, currency translation and foreign investment tax credits that are uncertain as to realizability. Due to the recent negative financial performance of the Company's U.K. operations and restructuring charges, the Company recorded a non-cash tax expense of approximately $35.4 million in the fourth quarter of 2011 to recognize a valuation allowance to fully offset the U.K. operations' net deferred tax assets primarily related to U.K. pension liabilities, as the Company determined it is more likely than not that these

HARSCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Income Taxes (Continued)

assets will not be realized. Additionally during the fourth quarter of 2011, the Company recorded an increase to the valuation allowance of approximately $22.9 million through Accumulated other comprehensive loss related to current year U.K. pension liability adjustments that were recorded through Accumulated other comprehensive loss. Excluding the valuation allowance activity related to the Company's U.K. operations, the remaining increase in valuation allowances resulted primarily from losses incurred in certain jurisdictions, as the Company determined it is more likely than not that these assets will not be realized.

        The Company has not provided U.S. income taxes on certain of its non-U.S. subsidiaries' undistributed earnings as such amounts are indefinitely reinvested outside the United States. At December 31, 2011 and 2010, such earnings were approximately $834 million and $857 million, respectively. If these earnings were repatriated at December 31, 2011, the one-time tax cost associated with the repatriation would be approximately $154 million. The Company has a tax holiday in Asia that expires in 2012. The Company no longer has tax holidays in Europe and the Middle East as they have all expired. During 2011, the tax holiday resulted in a reduction of $0.1 million in income tax expense, while during 2010 and 2009 these tax holidays resulted in no change to income tax expense.

        The Company recognizes accrued interest and penalty expense related to unrecognized income tax benefits ("UTB") in income tax expense. During 2011, 2010 and 2009, the Company recognized an income tax benefit of $1.0 million, $0.3 million and income tax expense of $3.3 million, respectively, for interest and penalties. The Company has accrued $9.7 million and $10.7 million for the payment of interest and penalties at December 31, 2011 and 2010, respectively.

100

HARSCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Income Taxes (Continued)

        A reconciliation of the change in the UTB balance from January 1, 2009 to December 31, 2011 is as follows:

(In thousands)	Unrecognized Income Tax Benefits	Deferred Income Tax Benefits	Unrecognized Income Tax Benefits, Net of Deferred Income Tax Benefits
Balance at January 1, 2009	$24,299	$(1,179)	$23,120
Additions for tax positions related to the current year (includes currency translation adjustment)	7,868	(11)	7,857
Additions for tax positions related to prior years (includes currency translation adjustment)	10,625	(49)	10,576
Other reductions for tax positions related to prior years	(4,007)	117	(3,890)
Statutes of limitation expirations	(1,934)	152	(1,782)
Settlements	(60)	21	(39)

Balance at December 31, 2009	$36,791	$(949)	$35,842

Additions for tax positions related to the current year (includes currency translation adjustment)	1,846	—	1,846
Additions for tax positions related to prior years (includes currency translation adjustment)	313	(44)	269
Other reductions for tax positions related to prior years	(429)	—	(429)
Statutes of limitation expirations	(2,348)	156	(2,192)
Settlements	(284)	99	(185)

Balance at December 31, 2010	$35,889	$(738)	$35,151

Additions for tax positions related to the current year (includes currency translation adjustment)	2,534	(10)	2,524
Additions for tax positions related to prior years (includes currency translation adjustment)	4,014	(11)	4,003
Other reductions for tax positions related to prior years	(147)	—	(147)
Statutes of limitation expirations	(8,521)	224	(8,297)
Settlements	(361)	18	(343)

Total unrecognized income tax benefits that, if recognized, would impact the effective income tax rate at December 31, 2011	$33,408	$(517)	$32,891

        Included in the additions for tax positions related to the current year for 2011 is approximately $0.2 million of unrecognized tax benefits that created additional operating losses in a foreign jurisdiction. To the extent the unrecognized tax benefit is recognized, a full valuation allowance would be recorded against these operating losses.

        Within the next twelve months, it is reasonably possible that up to $5.2 million of unrecognized income tax benefits will be recognized upon settlement of tax examinations and the expiration of various statutes of limitations.

HARSCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Income Taxes (Continued)

        The Company files its income tax returns as prescribed by the tax laws of the jurisdictions in which it operates. With few exceptions, the Company is no longer subject to U.S. and international examinations by tax authorities for the years through 2005.

11. Commitments and Contingencies

Environmental

        The Company is involved in a number of environmental remediation investigations and cleanups and, along with other companies, has been identified as a "potentially responsible party" for certain waste disposal sites. While each of these matters is subject to various uncertainties, it is probable that the Company will agree to make payments toward funding certain of these activities and it is possible that some of these matters will be decided unfavorably to the Company. The Company has evaluated its potential liability, and its financial exposure is dependent upon such factors as the continuing evolution of environmental laws and regulatory requirements, the availability and application of technology, the allocation of cost among potentially responsible parties, the years of remedial activity required and the remediation methods selected. The Consolidated Balance Sheets at December 31, 2011 and 2010 include accruals in Other current liabilities of $2.5 million and $4.2 million, respectively, for environmental matters. The amounts charged against pre-tax income related to environmental matters totaled $2.0 million, $2.6 million and $1.5 million in 2011, 2010 and 2009, respectively.

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

Brazilian Tax Disputes

        The Company is involved in a number of tax disputes with federal, state and municipal tax authorities in Brazil. These disputes are at various stages of the legal process, including the administrative review phase and the collection action phase, and include assessments of fixed amounts of principal and penalties, plus interest charges that increase at statutorily determined amounts per month and are assessed on the aggregate amount of the principal and penalties. In addition, the losing party at the collection action or court appeals phase could be subject to a charge to cover statutorily mandated legal fees, which are generally calculated as a percentage of the total assessed amounts due, inclusive of penalty and interest. A large number of the claims relate to value-added ("ICMS"), services and social security ("INSS") tax disputes. The largest proportion of the assessed amounts relate to ICMS claims filed by the State Revenue Authorities from the State of São Paulo, Brazil (the "SPRA"), encompassing the period from January 2002 to May 2005.

        In October 2009, the Company received notification of the SPRA's final administrative decision regarding the levying of ICMS in the State of São Paulo in relation to services provided to a customer in the State between January 2004 and May 2005. As of December 31, 2011, the principal amount of the tax assessment from the SPRA with regard to this case is approximately $3 million, with penalty, interest and fees assessed to date increasing such amount by an additional $29 million. Any increase in the aggregate amount since the Company's last Quarterly Report on Form 10-Q is due to an increase

HARSCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Commitments and Contingencies (Continued)

in assessed interest and statutorily mandated legal fees for the quarter. All such amounts include the effect of foreign currency translation.

        Another ICMS tax case involving the SPRA refers to the tax period from January 2002 to December 2003, and is still pending at the administrative phase, where the aggregate amount assessed by the tax authorities in August 2005 was $13 million (the amounts with regard to this claim are valued as of the date of the assessment since it has not yet reached the collection phase), composed of a principal amount of approximately $3 million, with penalty and interest assessed through that date increasing such amount by an additional $10 million. All such amounts include the effect of foreign currency translation.

        The Company continues to believe that it is not probable it will incur a loss for these assessments by the SPRA and continues to believe that sufficient coverage for these claims exists as a result of the Company's customer's indemnification obligations and such customer's pledge of assets in connection with the October 2009 notice, as required by Brazilian procedure.

        The Company intends to continue its practice of vigorously defending itself against these tax claims under various alternatives, including judicial appeal. The Company will continue to evaluate its potential liability with regard to these claims on a quarterly basis; however, it is not possible to predict the ultimate outcome of these tax-related disputes in Brazil.

Customer Disputes

        The Company, through its Harsco Metals & Minerals Segment, provides services to various subsidiaries and affiliates of ArcelorMittal ("ArcelorMittal") on a number of sites worldwide through long-term service contracts. Currently, ArcelorMittal and the Company are involved in several commercial disputes, a few of which have resulted in legal action. Both the Company and ArcelorMittal are working to resolve these matters. Although results of operations and cash flows for a given period could be adversely affected by a negative outcome in these or other lawsuits, claims and proceedings, management believes that the ultimate outcome of these matters will not have a material adverse effect on the Company's financial condition, results of operations or cash flows.

Other

        In the United States, the Company has been named as one of many defendants (approximately 90 or more in most cases) in legal actions alleging personal injury from exposure to airborne asbestos over the past several decades. In their suits, the plaintiffs have named as defendants, among others, many manufacturers, distributors and installers of numerous types of equipment or products that allegedly contained asbestos.

        The Company believes that the claims against it are without merit. The Company has never been a producer, manufacturer or processor of asbestos fibers. Any component within a Company product that may have contained asbestos would have been purchased from a supplier. Based on scientific and medical evidence, the Company believes that any asbestos exposure arising from normal use of any Company product never presented any harmful levels of airborne asbestos exposure, and, moreover, the type of asbestos contained in any component that was used in those products was protectively encapsulated in other materials and is not associated with the types of injuries alleged in the pending suits. Finally, in most of the depositions taken of plaintiffs to date in the litigation against the

HARSCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Commitments and Contingencies (Continued)

Company, plaintiffs have failed to specifically identify any Company products as the source of their asbestos exposure.

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

        At December 31, 2011, there are 18,966 pending asbestos personal injury claims filed against the Company. Of these cases, 18,477 are pending in the New York Supreme Court for New York County in New York State. The other claims, totaling 489, are filed in various counties in a number of state courts, and in certain Federal District Courts (including New York), and those complaints generally assert lesser amounts of damages than the New York State court cases or do not state any amount claimed.

        As of December 31, 2011, the Company has obtained dismissal by stipulation, or summary judgment prior to trial, in 25,739 cases.

        In view of the persistence of asbestos litigation nationwide, the Company expects to continue to receive additional claims. However, there have been developments during the past several years, both by certain state legislatures and by certain state courts, which could favorably affect the Company's ability to defend these asbestos claims in those jurisdictions. These developments include procedural changes, docketing changes, proof of damage requirements and other changes that require plaintiffs to follow specific procedures in bringing their claims and to show proof of damages before they can proceed with their claim. An example is the action taken by the New York Supreme Court (a trial court), which is responsible for managing all asbestos cases pending within New York County in the State of New York. This Court issued an order in December 2002 that created a Deferred or Inactive Docket for all pending and future asbestos claims filed by plaintiffs who cannot demonstrate that they have a malignant condition or discernable physical impairment, and an Active or In Extremis Docket for plaintiffs who are able to show such medical condition. As a result of this order, the majority of the asbestos cases filed against the Company in New York County have been moved to the Inactive Docket until such time as the plaintiffs can show that they have incurred a physical impairment. At December 31, 2011, the Company has been listed as a defendant in 1,008 Active or In Extremis asbestos cases in New York County. The Court's Order has been challenged by some plaintiffs.

        Except with regard to the legal costs in a few limited, exceptional cases, the Company's insurance carrier has paid all legal and settlement costs and expenses to date related to the Company's U.S. asbestos cases. The Company has liability insurance coverage under various primary and excess policies that the Company believes will be available, if necessary, to substantially cover any liability that might ultimately be incurred on these claims.

        The Company intends to continue its practice of vigorously defending these claims and cases. It is not possible to predict the ultimate outcome of asbestos-related lawsuits, claims and proceedings due to the unpredictable nature of personal injury litigation. Despite this uncertainty, and although results of operations and cash flows for a given period could be adversely affected by asbestos-related lawsuits, claims and proceedings, management believes that the ultimate outcome of these cases will not have a material adverse effect on the Company's financial condition, results of operations or cash flows.

HARSCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Commitments and Contingencies (Continued)

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

        Insurance liabilities are recorded when it is probable that a liability has been incurred for a particular event and the amount of loss associated with the event can be reasonably estimated. Insurance reserves have been estimated based primarily upon actuarial calculations and reflect the undiscounted estimated liabilities for ultimate losses, including claims incurred but not reported. Inherent in these estimates are assumptions that are based on the Company's history of claims and losses, a detailed analysis of existing claims with respect to potential value, and current legal and legislative trends. If actual claims differ from those projected by management, changes (either increases or decreases) to insurance reserves may be required and would be recorded through income in the period the change was determined. When a recognized liability is covered by third-party insurance, the Company records an insurance claim receivable to reflect the covered liability. Insurance claim receivables are included in Other receivables on the Company's Consolidated Balance Sheets. See Note 1, "Summary of Significant Accounting Policies," of this Annual Report on Form 10-K for the year ended December 31, 2011 for additional information on Accrued Insurance and Loss Reserves.

12. Capital Stock

        The authorized capital stock of the Company consists of 150,000,000 shares of common stock and 4,000,000 shares of preferred stock, both having a par value of $1.25 per share. The preferred stock is issuable in series with terms as fixed by the Board of Directors (the "Board"). No preferred stock has been issued. Under the Company's Preferred Stock Purchase Rights Agreement (the "Agreement"), the Board authorized and declared a dividend distribution of one right for each share of common stock outstanding on the record date. The rights may only be exercised if, among other things and with certain exceptions, a person or group has acquired 15% or more of the Company's common stock without the prior approval of the Board. Each right entitles the holder to purchase 1/100th share of Harsco Series A Junior Participating Cumulative Preferred Stock at an exercise price of $230. Once the rights become exercisable, the holder of a right will be entitled, upon payment of the exercise price, to purchase a number of shares of common stock calculated to have a value of two times the exercise price of the right. The rights expire on October 9, 2017, do not have voting power, and may be redeemed by the Company at a price of $0.001 per right at any time until the 10th business day following public announcement that a person or group has accumulated 15% or more of the Company's common stock. The Agreement also includes an exchange feature. At December 31, 2011 and 2010, 804,772 and 805,141 shares, respectively, of $1.25 par value preferred stock were reserved for issuance upon exercise of the rights.

HARSCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Capital Stock (Continued)

        The Board of Directors has authorized the repurchase of shares of common stock as follows:

	Shares Authorized to be Purchased January 1	Additional Shares Authorized for Purchase	Shares Purchased	Remaining Shares Authorized for Purchase December 31
2009	1,536,647	463,353	—	2,000,000
2010	2,000,000	—	—	2,000,000
2011	2,000,000	—	286,577	1,713,423

        The Company's share repurchase program was extended by the Board of Directors in November 2011. The repurchase program expires January 31, 2013. At December 31, 2011, there are 1,713,423 authorized shares remaining in the program. When and if appropriate, repurchases are made in open market transactions, depending on market conditions. Share repurchases may not occur and may be discontinued at any time.

        In addition to the above purchases, 28,503, 38,909 and 53,029 shares were repurchased in 2011, 2010 and 2009, respectively, in connection with the issuance of shares as a result of vested restricted stock units. In 2011, 2010 and 2009 the Company repurchased 41,974, 24,008 and 15,465 shares, respectively, in connection with the issuance of shares as a result of stock option exercises. The following table summarizes the Company's common stock:

	Common Stock
	Shares Issued	Treasury Shares	Outstanding Shares
Outstanding, January 1, 2009	111,139,988	30,965,452	80,174,536
Stock Options Exercised	92,250	15,645	76,605
Vested Restricted Stock Units	154,947	53,029	101,918

Outstanding, December 31, 2009	111,387,185	31,034,126	80,353,059
Stock Options Exercised	115,493	24,008	91,485
Vested Restricted Stock Units	108,424	38,909	69,515

Outstanding, December 31, 2010	111,611,102	31,097,043	80,514,059
Stock Options Exercised	199,032	41,974	157,058
Vested Restricted Stock Units	121,133	28,503	92,630
Treasury Shares Purchased	—	286,577	(286,577)

Outstanding, December 31, 2011	111,931,267	31,454,097	80,477,170

HARSCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Capital Stock (Continued)

        The following is a reconciliation of the average shares of common stock used to compute basic earnings per common share to the shares used to compute diluted earnings per common share as shown in the Consolidated Statements of Income:

(Amounts in thousands, except per share data)	2011	2010	2009
Income (loss) from continuing operations attributable to Harsco Corporation common stockholders	$(9,447)	$10,885	$133,838

Weighted-average shares outstanding—basic	80,736	80,569	80,295
Dilutive effect of stock-based compensation	—	192	291

Weighted-average shares outstanding—diluted	80,736	80,761	80,586

Earnings (loss) from continuing operations per common share, attributable to Harsco Corporation common stockholders:
Basic	$(0.12)	$0.14	$1.67

Diluted	$(0.12)	$0.13	$1.66

        At December 31, 2011 and 2010, average restricted stock units outstanding of 33,747 and 9,206, respectively, were not included in diluted weighted-average shares outstanding because the effect was antidilutive. At December 31, 2009, all restricted stock units were included in the computation of diluted earnings per share. At December 31, 2011, 360,632 average outstanding stock options were not included in diluted weighted-average shares outstanding because the effect was antidilutive. All outstanding stock options at December 31, 2010 and 2009 were included in the computation of diluted earnings per share. At December 31, 2011, average other stock-based compensation units of 155,383 were not included in diluted weighted-average shares outstanding because the effect was antidilutive. All other stock-based compensation units at December 31, 2010 were included in the computation of diluted earnings per share. There were no other stock-based compensation units at December 31, 2009.

13. Stock-Based Compensation

        The 1995 Executive Incentive Compensation Plan, as amended, authorizes the issuance of up to 8,000,000 shares of the Company's common stock for use in paying incentive compensation awards in the form of stock options or other equity awards such as restricted stock, restricted stock units or stock appreciation rights. The 1995 Non-Employee Directors' Stock Plan authorizes the issuance of up to 600,000 shares of the Company's common stock for equity awards. Both plans have been approved by the Company's stockholders. At December 31, 2011, there were 1,564,039 and 212,808 shares available for granting equity awards under the 1995 Executive Incentive Compensation Plan and the 1995 Non-Employee Directors' Stock Plan, respectively.

        The Board approves the granting of performance-based restricted stock units as the long-term equity component of director, officer and certain key employee compensation. The restricted stock units require no payment from the recipient and compensation cost is measured based on the market price on the grant date and is generally recorded over the vesting period. The vesting period for restricted stock units granted to non-employee directors is one year, and each restricted stock unit is exchanged for a like number of shares of Company stock following the termination of the participant's service as a director. Restricted stock units granted to officers and certain key employees generally vest

HARSCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Stock-Based Compensation (Continued)

on a pro rata basis over a three-year period, and the specified retirement age is 62. Upon vesting, each restricted stock unit is exchanged for a like number of new shares of the Company's stock. Restricted stock units do not have an option for cash payment.

        The following table summarizes restricted stock units issued and the compensation expense recorded for 2011, 2010 and 2009:

Stock-Based Compensation Expense (Income)

			Expense (Income)
	Restricted Stock Units	Fair Value per Unit
(Dollars in thousands, except per unit)			2011	2010	2009
Directors:
May 1, 2008	16,000	$58.36	$—	$—	$311
May 1, 2009	16,000	27.28	—	145	291
May 3, 2010	16,000	30.99	165	331	—
May 2, 2011	20,192	34.79	468	—	—
Employees:
January 24, 2006	93,100	33.85	—	—	(191	)(a)
January 23, 2007	101,700	38.25	—	41	761
January 22, 2008	130,950	45.95	68	1,601	1,371
January 27, 2009	106,625	25.15	614	667	1,174
November 19, 2009	15,000	31.90	12	298	169
January 25, 2010	1,000	31.49	10	20	—
September 22, 2010	25,000	23.47	373	194	—
April 26, 2011	3,750	32.10	29	—	—
September 20, 2011	13,500	21.18	111	—	—

Total			$1,850	$3,297	$3,886

(a)
Due primarily to forfeitures of restricted stock units.

HARSCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Stock-Based Compensation (Continued)

        Restricted stock unit activity for 2011, 2010 and 2009 was as follows:

	Restricted Stock Units	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2009	257,730	$41.40
Granted	137,625	26.13
Vested	(153,283)	38.46
Forfeited	(12,581)	36.97

Nonvested at December 31, 2009	229,491	$34.45
Granted	42,000	26.53
Vested	(124,424)	35.81
Forfeited	(6,532)	35.23

Nonvested at December 31, 2010	140,535	$30.83
Granted	37,442	29.61
Vested	(113,136)	33.55
Forfeited	(2,200)	25.15

Nonvested at December 31, 2011	62,641	$25.39

        At December 31, 2011, the total unrecognized compensation cost related to nonvested restricted stock units was $0.6 million, the majority of which is expected to be recognized over a period of approximately one year.

HARSCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Stock-Based Compensation (Continued)

        From time to time, the Company may grant incentive stock options and nonqualified stock options to officers, certain key employees and non-employee directors under the two plans noted above. The stock options would generally vest three years from the date of grant, which is the date the Board of Directors approved the grants, and expire no later than ten years after the date of grant. The exercise price of the stock would be fair value on the grant date. Upon exercise, a new share of Company stock is issued for each option.

        Stock option activity for 2011, 2010 and 2009 was as follows:

	Shares Under Option	Weighted-Average Exercise Price	Aggregate Intrinsic Value (in millions)(a)
Outstanding, January 1, 2009	483,820	$15.39	$5.7
Exercised	(92,250)	14.25	—
Expired	(1,600)	14.57	—

Outstanding, December 31, 2009	389,970	$15.66	$6.7
Exercised	(115,493)	13.77	—
Expired	(805)	16.33	—

Outstanding, December 31, 2010	273,672	$16.46	$3.3
Granted	617,500	31.75	—
Exercised	(199,032)	15.95	—
Forfeited/Expired	(30,300)	30.92	—

Outstanding, December 31, 2011	661,840	$30.22	$0.2

(a)
Intrinsic value is defined as the difference between the current market value and the exercise price, for those options where the market price exceeds the exercise price.

        In January 2011, 617,500 stock options were granted. The Company used a binomial lattice model to estimate the fair value of $10.90 for this stock-based award. The fair value was estimated with the following assumptions: Dividend yield—2.5%; Volatility—40.6%; Risk-free interest rate—0.6%; and Expected life—7 years. These assumptions are based on multiple factors, including the historical volatility of the Company's stock price. The options vest three years from the grant date and expire seven years after the grant date. Compensation expense recognized in 2011 for stock options totaled $2.0 million. There was no compensation expense for stock options in 2010 or 2009.

        At December 31, 2011, the total unrecognized compensation cost related to nonvested stock options was $4.4 million, which is expected to be recognized over a period of approximately two years.

        Net cash proceeds from the exercise of stock options totaled $2.4 million, $1.0 million and $1.0 million in 2011, 2010 and 2009, respectively.

        The total intrinsic value of options exercised during 2011, 2010 and 2009 was $2.2 million, $1.7 million and $1.4 million, respectively.

HARSCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Stock-Based Compensation (Continued)

        The following table summarizes information concerning outstanding and exercisable options at December 31, 2011.

	Options Outstanding				Options Exercisable
Range of Exercisable Prices	Vested	Unvested	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life in Years	Number Exercisable	Weighted-Average Exercise Price Per Share
16.32-16.33	28,840	—	$16.33	0.05	28,840	$16.33
16.96-16.96	24,000	—	$16.96	1.33	24,000	$16.96
20.96-20.96	20,000	—	$20.96	0.33	20,000	$20.96
31.75-31.75	—	589,000	$31.75	6.07	—	—

	72,840	589,000	$30.22	5.46	72,840	$17.81

        At December 31, 2011, outstanding options, substantially all of which are expected to vest, have a weighted-average remaining contractual life of 5.46 years and an aggregate intrinsic value of $0.2 million. Vested and currently exercisable options have a weighted-average remaining contractual life of 0.55 years and an aggregate intrinsic value of $0.2 million.

        Weighted-average grant-date fair value of unvested options during the year ended December 31, 2011, were as follows:

	Shares Under Option	Weighted-Average Grant-Date Fair Value
Outstanding, January 1, 2011	—	$—
Granted	617,500	10.90
Forfeited	(28,500)	10.90

Outstanding, December 31, 2011	589,000	$10.90

        There was a $1.1 million increase and a $0.1 million and $0.3 million decrease of excess tax benefits principally from restricted stock units and the exercise of nonqualified stock options recognized in 2011, 2010 and 2009, respectively.

14. Financial Instruments

Off-Balance Sheet Risk

        As collateral for the Company's performance and to insurers, the Company is contingently liable under standby letters of credit, bonds and bank guarantees in the amounts of $273.6 million and $286.1 million at December 31, 2011 and 2010, respectively. These standby letters of credit, bonds and bank guarantees are generally in force for up to three years. Certain issues have no scheduled expiration date. The Company pays fees to various banks and insurance companies that range from 0.25 percent to 2.30 percent per annum of the instruments' face value. If the Company were required to obtain replacement standby letters of credit, bonds and bank guarantees at December 31, 2011 for

HARSCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Financial Instruments (Continued)

those currently outstanding, it is the Company's opinion that the replacement costs would be within the present fee structure.

        The Company has currency exposures in more than 50 countries. The Company's primary foreign currency exposures during 2011 were in the European Economic and Monetary Union, the United Kingdom, Australia, and Brazil.

Off-Balance Sheet Risk—Third Party Guarantees

        In connection with the licensing of one of the Company's trade names and providing certain management services (the furnishing of selected employees), the Company guarantees the debt of certain third parties related to its international operations. These guarantees are provided to enable the third parties to obtain financing of their operations. The Company receives fees from these operations, which are included as Service revenues in the Company's Consolidated Statements of Income. The Company recorded revenue from these entities of $1.2 million, $1.9 million and $9.6 million during 2011, 2010 and 2009, respectively. The guarantees are renewed on an annual basis and the Company would only be required to perform under the guarantees if the third parties default on their debt. The maximum potential amount of future payments (undiscounted) related to these guarantees was $1.6 million at December 31, 2011 and 2010. There is no recognition of this potential future payment in the consolidated financial statements as the Company believes the potential for making these payments is remote. These guarantees were renewed in June 2011 and November 2011.

        The Company provided an environmental indemnification for properties that were sold to a third party in 2007. The maximum term of this guarantee is 20 years, and the Company would be required to perform under the guarantee only if an environmental matter is discovered on the properties. The Company is not aware of environmental issues related to these properties. There is no recognition of this potential future payment in the consolidated financial statements as the Company believes the potential for making this payment is remote.

        The Company provided an environmental indemnification for property from a lease that terminated in 2006. The term of this guarantee is indefinite, and the Company would be required to perform under the guarantee only if an environmental matter were discovered on the property relating to the time the Company leased the property. The Company is not aware of any environmental issues related to this property. The maximum potential amount of future payments (undiscounted) related to this guarantee is estimated to be $3.0 million at December 31, 2011 and 2010. There is no recognition of this potential future payment in the consolidated financial statements as the Company believes the potential for making this payment is remote.

        The Company provides guarantees related to arrangements with certain customers that include joint and several liability for actions for which the Company may be partially at fault. The terms of these guarantees generally do not exceed four years, and the maximum amount of future payments (undiscounted) related to these guarantees is $3.0 million per occurrence. This amount represents the Company's self-insured maximum limitation. There is no specific recognition of potential future payments in the consolidated financial statements as the Company is not aware of any claims.

        Any liabilities related to the Company's obligation to stand ready to act on third party guarantees are included in Other current liabilities or Other liabilities (as appropriate) on the Consolidated

HARSCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Financial Instruments (Continued)

Balance Sheets. Any recognition of these liabilities did not have a material impact on the Company's financial condition or results of operations for 2011, 2010 or 2009.

        In the normal course of business, the Company provides legal indemnifications related primarily to the performance of its products and services and patent and trademark infringement of its products and services sold. These indemnifications generally relate to the performance (regarding function, not price) of the respective products or services and therefore no liability is recognized related to the fair value of such guarantees.

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

        All derivative instruments are recorded on the balance sheet at fair value. Changes in the fair value of derivatives used to hedge foreign-currency-denominated balance sheet items are reported directly in earnings along with offsetting transaction gains and losses on the items being hedged. Derivatives used to hedge forecasted cash flows associated with foreign currency commitments or forecasted commodity purchases may be accounted for as cash flow hedges, as deemed appropriate and if the criteria for hedge accounting are met. Gains and losses on derivatives designated as cash flow hedges are deferred as a separate component of equity and reclassified to earnings in a manner that matches the timing of the earnings impact of the hedged transactions. Generally, at December 31, 2011, these deferred gains and losses will be reclassified to earnings over 10 to 15 years from the balance sheet date. The ineffective portion of all hedges, if any, is recognized currently in earnings.

        The fair value of outstanding derivative contracts recorded as assets and liabilities on the Consolidated Balance Sheets at December 31, 2011 and 2010 was as follows:

	Asset Derivatives		Liability Derivatives
(in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
December 31, 2011
Derivatives designated as hedging instruments:
Foreign currency forward exchange contracts	Other current assets	$274	Other current liabilities	$—
Cross currency interest rate swaps	Other assets	44,636	Noncurrent liabilities	1,792

Total derivatives designated as hedging instruments		$44,910		$1,792

Derivates not designated as hedging instruments:
Foreign currency forward exchange contracts	Other current assets	$2,912	Other current liabilities	$1,207

HARSCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Financial Instruments (Continued)

	Asset Derivatives		Liability Derivatives
(in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
December 31, 2010
Derivatives designated as hedging instruments:
Foreign currency forward exchange contracts	Other current assets	$—	Other current liabilities	$29
Cross currency interest rate swaps	Other assets	31,803	Noncurrent liabilities	3,831

Total derivatives designated as hedging instruments		$31,803		$3,860

Derivates not designated as hedging instruments:
Foreign currency forward exchange contracts	Other current assets	$2,787	Other current liabilities	$1,042

HARSCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Financial Instruments (Continued)

        The effect of derivative instruments in the Consolidated Statements of Income and the Consolidated Statements of Comprehensive Income during 2011, 2010 and 2009 was as follows:

Derivatives Designated as Hedging Instruments

(In thousands)	Amount of Gain (Loss) Recognized in Other Comprehensive Income ("OCI") on Derivative—Effective Portion	Location of Gain (Loss) Reclassified from Accumulated OCI into Income—Effective Portion	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income—Effective Portion	Location of Gain (Loss) Recognized in Income on Derivative—Ineffective Portion and Amount Excluded from Effectiveness Testing	Amount of Gain (Loss) Recognized in Income on Derivative—Ineffective Portion and Amount Excluded from Effectiveness Testing
For the twelve months ended December 31, 2011:
Foreign currency forward exchange contracts	$887	Cost of services and products sold	$83		$—
Cross-currency interest rate swaps	7,230		—	Cost of services and products sold	7,642	(a)

	$8,117		$83		$7,642

For the twelve months ended December 31 2010:
Foreign currency forward exchange contracts	$32		$—		$—
Commodity contracts	20	Cost of services and products sold	20	Cost of services and products sold	10
Cross-currency interest rate swaps	(1,119)		—	Cost of services and products sold	21,734	(a)

	$(1,067)		$20		$21,744

For the twelve months ended December 31 2009:
Foreign currency forward exchange contracts	$(23)		$—		$—
Commodity contracts	(3,352)	Service revenues	1,025	Service revenues	(318)
Cross-currency interest rate swap	(36,490)		—	Cost of services and products sold	(5,586	)(a)

	$(39,865)		$1,025		$(5,904)

(a)
These gains (losses) offset foreign currency fluctuation effects on the debt principal.

HARSCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Financial Instruments (Continued)

Derivatives Not Designated as Hedging Instruments

		Amount of Gain (Loss) Recognized in Income on Derivative for the Twelve Months Ended December 31(a)
	Location of Gain (Loss) Recognized in Income on Derivative
(In thousands)		2011	2010	2009
Foreign currency forward exchange contracts	Cost of services and products sold	$7,238	$1,483	$(6,308)

(a)
These gains (losses) offset amounts recognized in cost of service and products sold principally as a result of intercompany or third party foreign currency exposures.

Commodity Derivatives

        The Company periodically uses derivative instruments to hedge cash flows associated with purchase or selling price exposure to certain commodities. The Company's commodity derivative activities are subject to the management, direction and control of the Company's Risk Management Committee, which approves the use of all commodity derivative instruments. There were no commodity derivative contracts outstanding at December 31, 2011 and 2010.

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

        The Company uses derivative instruments to hedge cash flows related to foreign currency fluctuations. At December 31, 2011 and 2010, the Company had $324.5 million and $214.2 million of contracted amounts, respectively, of foreign currency forward exchange contracts outstanding. These contracts are part of a worldwide program to minimize foreign currency exchange operating income and balance sheet exposure by offsetting foreign currency exposures of certain future payments between the Company and its various subsidiaries, vendors or customers. The unsecured contracts outstanding at December 31, 2011 mature at various times within ten months and are with major financial institutions. The Company may be exposed to credit loss in the event of non-performance by the contract counterparties. The Company evaluates the creditworthiness of the counterparties and does not expect default by them. Foreign currency forward exchange contracts are used to hedge commitments, such as foreign currency debt, firm purchase commitments and foreign currency cash flows for certain export sales transactions.

        The following tables summarize, by major currency, the contractual amounts of the Company's foreign currency forward exchange contracts in U.S. dollars at December 31, 2011 and 2010. The "Buy"

HARSCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Financial Instruments (Continued)

amounts represent the U.S. dollar equivalent of commitments to purchase foreign currencies, and the "Sell" amounts represent the U.S. dollar equivalent of commitments to sell foreign currencies. The recognized gains and losses offset amounts recognized in cost of services and products sold principally as a result of intercompany or third party foreign currency exposures.

December 31, 2011

(In thousands)	Type	U.S. Dollar Equivalent	Maturity	Recognized Gain (Loss)
British pounds sterling	Sell	$18,350	January 2012	$(20)
British pounds sterling	Buy	4,364	January 2012	(12)
Euros	Sell	178,889	January 2012 through October 2012	2,345
Euros	Buy	105,247	January 2012 through April 2012	(878)
Other currencies	Sell	2,957	January 2012 through March 2012	62
Other currencies	Buy	14,656	January 2012	235

Total		$324,463		$1,732

December 31, 2010

(In thousands)	Type	U.S. Dollar Equivalent	Maturity	Recognized Gain (Loss)
British pounds sterling	Sell	$54,479	January 2011 through May 2011	$1,806
British pounds sterling	Buy	208	January 2011 through May 2011	(2)
Euros	Sell	93,831	January 2011 through February 2011	(104)
Euros	Buy	44,571	January 2011 through February 2011	(338)
Other currencies	Sell	5,314	January 2011 through November 2011	(86)
Other currencies	Buy	15,748	January 2011	441

Total		$214,151		$1,717

        In addition to foreign currency forward exchange contracts, the Company designates certain loans as hedges of net investments in international subsidiaries. The Company recorded pre-tax net losses of $1.2 million and pre-tax net gains of $19.0 million related to hedges of net investments during 2011 and 2010, respectively, into Accumulated other comprehensive loss, which is a separate component of stockholders' equity.

Cross-Currency Interest Rate Swaps

        The Company uses cross-currency interest rate swaps in conjunction with certain debt issuances in order to secure a fixed local currency interest rate. Under these cross-currency interest rate swaps, the Company receives interest based on a fixed or floating U.S. dollar rate and pays interest on a fixed local currency rate based on the contractual amounts in dollars and the local currency, respectively. The cross-currency interest rate swaps are recorded on the Consolidated Balance Sheets at fair value, with changes in value attributed to the effect of the swaps' interest spread recorded in Accumulated other comprehensive loss, which is a separate component of equity. Changes in value attributed to the

HARSCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Financial Instruments (Continued)

effect of foreign currency fluctuations are recorded in the income statement and offset currency fluctuation effects on the debt principal.

Cross-Currency Interest Rate Swap

		Interest Rates
	Contractual Amount
(In millions)		Receive	Pay
Maturing 2018	$250.0	Fixed U.S. dollar rate	Fixed euro rate
Maturing 2020	220.0	Fixed U.S. dollar rate	Fixed British pound sterling rate
Maturing 2013	1.8	Floating U.S. dollar rate	Fixed rupee rate

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

        At December 31, 2011 and 2010, all derivative assets and liabilities were valued at Level 2 of the fair value hierarchy. The following table indicates the different financial instruments of the Company.

HARSCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Financial Instruments (Continued)

Level 2 Fair Value Measurements at December 31

(In thousands)	2011	2010
Assets
Foreign currency forward exchange contracts	$3,186	$2,787
Cross-currency interest rate swaps	44,636	31,803
Liabilities
Foreign currency forward exchange contracts	1,207	1,071
Cross-currency interest rate swaps	1,792	3,831

Level 3 Fair Value Measurements at December 31

(In thousands)	2011	2010
Liabilities
Contingent consideration for acquisitions	$—	$3,872

        The following table reconciles the beginning and ending balances for liabilities measured on a recurring basis using unobservable inputs (Level 3) for 2011 and 2010.

Level 3 Liabilities—Contingent Consideration for the Twelve Months Ended December 31

(In thousands)	2011	2010
Balance at beginning of year	$3,872	$9,735
Acquisitions during the year	—	4,618
Fair value adjustments included in earnings	(3,966)	(10,620)
Effect of exchange rate changes	94	139

Balance at end of year	$—	$3,872

        The Company primarily applies the market approach for recurring fair value measurements and endeavors to utilize the best available information. Accordingly, the Company utilizes valuation techniques that maximize the use of observable inputs, such as forward rates, interest rates, the Company's credit risk and counterparties' credit risks, and minimize the use of unobservable inputs. The Company is able to classify fair value balances based on the ability to observe those inputs. Commodity derivatives, foreign currency forward exchange contracts and cross-currency interest rate swaps are classified as Level 2 fair value based upon pricing models using market-based inputs. Model inputs can be verified, and valuation techniques do not involve significant management judgment.

        The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and short-term borrowings approximate fair value due to the short-term maturities of these assets and liabilities. At December 31, 2011 and 2010, the total fair value of long-term debt, including current maturities, was $935.1 million and $905.0 million, respectively, compared to carrying value of $857.4 million and $853.7 million, respectively. Fair values for debt are based on quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities.

HARSCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Financial Instruments (Continued)

Concentrations of Credit Risk

        Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents and accounts receivable. The Company places its cash and cash equivalents with high-quality financial institutions and, by policy, limits the amount of credit exposure to any one institution.

        Concentrations of credit risk with respect to trade accounts receivable are generally limited in the Harsco Infrastructure, Harsco Rail and Harsco Industrial Segments due to the Company's large number of customers and their dispersion across different industries and geographies. However, the Company's Harsco Metals & Minerals Segment has several large customers throughout the world with significant accounts receivable balances. Additionally, consolidation in the global steel industry has increased the Company's exposure to specific customers. Should further consolidation occur involving some of the steel industry's larger companies, which are customers of the Company; it would result in an increase in concentration of credit risk for the Company.

        The Company generally does not require collateral or other security to support customer receivables. If a receivable from one or more of the Company's larger customers becomes uncollectible, it could have a material effect on the Company's results of operations or cash flows.

15. Information by Segment and Geographic Area

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

Harsco Infrastructure Segment

        Major services include project engineering and equipment installation, as well as the sale and rental of scaffolding, shoring and concrete forming systems for industrial maintenance and capital improvement projects, civil infrastructure projects, non-residential construction, and international multi-dwelling residential construction projects. Services are provided to industrial and petrochemical plants; the infrastructure construction, repair and maintenance markets; commercial and industrial construction contractors; and public utilities.

HARSCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Information by Segment and Geographic Area (Continued)

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

Other Information

        The measurement basis of segment profit or loss is operating income. There are no significant inter-segment sales. Corporate assets include principally cash, prepaid taxes, fair value of derivative instruments and U.S. deferred income taxes. Countries with revenues from unaffiliated customers and Net Property, Plant and Equipment of ten percent or more of the consolidated totals are as follows:

Information by Geographic Area(a)

	Revenues from Unaffiliated Customers			Net Property, Plant and Equipment
	Twelve Months Ended December 31			At December 31
(In thousands)	2011	2010	2009	2011	2010	2009
United States	$1,087,454	$1,010,290	$1,010,076	$276,966	$291,470	$326,952
United Kingdom	398,222	420,458	436,039	114,521	141,014	205,681
All Other	1,817,064	1,607,930	1,544,462	882,997	934,489	978,168

Totals including Corporate	$3,302,740	$3,038,678	$2,990,577	$1,274,484	$1,366,973	$1,510,801

(a)
Revenues are attributed to individual countries based on the location of the facility generating the revenue.

        In 2011, 2010 and 2009, sales to one customer, ArcelorMittal, principally in the Harsco Metals & Minerals Segment, were $361.9 million, $359.0 million and $305.6 million, respectively, which represented more than 10% of the Company's consolidated sales for those years. These sales were provided under multiple long-term contracts at several mill sites. In addition, the Harsco Metals & Minerals Segment is dependent largely on the global steel industry, and in 2011, 2010 and 2009 there were two customers, including ArcelorMittal, that each provided in excess of 10% of this Segment's revenues under multiple long-term contracts at several mill sites. The loss of any one of these contracts would not have a material adverse impact upon the Company's financial position or cash flows; however, it could have a material effect on quarterly or annual results of operations. Additionally, consolidation in the global steel industry has increased the Company's exposure to these customers. Should additional consolidations occur involving some of the steel industry's larger companies which are customers of the Company, it would result in an increase in concentration of credit risk for the Company.

HARSCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Information by Segment and Geographic Area (Continued)

        In the fourth quarter of 2011, the Company implemented the 2011/2012 Restructuring Program to further optimize rental assets and sales inventories in the Harsco Infrastructure Segment; reduce the number of administrative locations in the Harsco Infrastructure Segment and Harsco Metals & Minerals Segment; and reduce the global workforce in the Harsco Infrastructure and Harsco Metals & Minerals Segments. The Harsco Infrastructure Segment and Harsco Metals & Minerals Segment recorded pre-tax charges of $87.6 million and $12.8 million respectively, for this Program in 2011. Additional charges of $85 million for the Harsco Infrastructure Segment and $12 million for the Harsco Metals & Minerals Segment are expected to be incurred in 2012 under this Program. Overall cost savings under this program are expected to be over $36 million in 2012 and more than $65 million when fully annualized in 2013.

        In the fourth quarter of 2010, the Harsco Infrastructure Segment implemented a comprehensive restructuring initiative as a countermeasure to global economic and financial conditions that adversely affected the Company's end markets. This Segment recorded net pre-tax charges of $84.4 million related to this restructuring initiative. See Note 18, "Restructuring Programs," to the Consolidated Financial Statements under Part II, Item 8, "Financial Statements and Supplementary Data" for additional disclosure regarding these restructuring programs.

Operating Information by Segment

	Twelve Months Ended December 31
(In thousands)	2011	2010	2009
Revenues
Harsco Metals & Minerals	$1,588,302	$1,461,531	$1,257,098
Harsco Infrastructure	1,108,293	1,031,807	1,159,200
Harsco Rail	300,029	313,262	306,016
Harsco Industrial	306,116	231,898	268,023
Corporate	—	180	240

Total Revenues	$3,302,740	$3,038,678	$2,990,577

Operating Income (Loss)
Harsco Metals & Minerals	$109,593	$117,915	$43,303
Harsco Infrastructure	(125,555)	(145,346)	68,437
Harsco Rail	58,746	66,124	56,542
Harsco Industrial	50,656	42,871	55,084
Corporate	(5,791)	(3,133)	(4,710)

Total Operating Income	$87,649	$78,431	$218,656

Total Assets
Harsco Metals & Minerals	$1,537,538	$1,541,117	$1,648,878
Harsco Infrastructure	1,371,143	1,534,379	1,669,401
Harsco Rail	213,410	208,338	208,877
Harsco Industrial	80,784	58,918	58,587
Corporate	136,002	126,468	53,497

Total Assets	$3,338,877	$3,469,220	$3,639,240

HARSCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Information by Segment and Geographic Area (Continued)

	Twelve Months Ended December 31
(In thousands)	2011	2010	2009
Depreciation and Amortization
Harsco Metals & Minerals	$183,784	$180,306	$191,647
Harsco Infrastructure	107,621	114,861	101,465
Harsco Rail	10,133	11,110	11,106
Harsco Industrial	2,805	2,832	2,923
Corporate	6,098	6,130	4,390

Total Depreciation and Amortization	$310,441	$315,239	$311,531

Capital Expenditures
Harsco Metals & Minerals	$212,009	$123,153	$102,762
Harsco Infrastructure	88,456	54,858	41,530
Harsco Rail	4,497	9,498	7,699
Harsco Industrial	4,938	1,722	2,674
Corporate	3,201	3,117	10,655

Total Capital Expenditures	$313,101	$192,348	$165,320

Reconciliation of Segment Operating Income to Consolidated Income From Continuing Operations Before Income Taxes and Equity Income

	Twelve Months Ended December 31
(In thousands)	2011	2010	2009
Segment operating income	$93,440	$81,564	$223,366
General Corporate expense	(5,791)	(3,133)	(4,710)

Operating income from continuing operations	87,649	78,431	218,656
Interest income	2,751	2,668	2,928
Interest expense	(48,735)	(60,623)	(62,746)

Income from continuing operations before income taxes and equity income	$41,665	$20,476	$158,838

HARSCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. Information by Segment and Geographic Area (Continued)

Information about Products and Services

	Revenues from Unaffiliated Customers
	Twelve Months Ended December 31
(In thousands)	2011	2010	2009
Product Group
Outsourced, on-site services to steel mills and other metals producers	$1,367,919	$1,245,045	$1,084,826
Engineered scaffolding, concrete forming and shoring, and other access-related services, rentals and sales	1,108,293	1,031,807	1,159,200
Railway track maintenance services and equipment	300,029	313,262	306,016
Resource recovery technologies for the re-use of industrial waste stream by-products	150,983	148,749	104,028
Air-cooled heat exchangers	142,960	112,170	129,365
Industrial grating products	113,388	76,975	92,903
Industrial abrasives and roofing granules	69,399	67,737	68,244
Heat transfer products	49,769	42,753	45,755
General Corporate	—	180	240

Consolidated Revenues	$3,302,740	$3,038,678	$2,990,577

16. Other (Income) Expenses

        During 2011, 2010 and 2009, the Company recorded pre-tax Other expenses from continuing operations of $102.7 million, $86.5 million and $7.6 million, respectively. The major components of this income statement category are as follows:

	Other (Income) Expenses
(In thousands)	2011	2010	2009
Net gains	$(6,162)	$(7,792)	$(8,047)
Contingent consideration adjustments	(3,966)	(10,620)	—
Employee termination benefits costs	36,174	24,816	10,931
Costs to exit activities	10,007	34,384	4,297
Product line rationalization	66,063	34,302	—
Impaired asset write-downs	—	9,966	1,494
Other (income) expense	624	1,417	(1,114)

Total	$102,740	$86,473	$7,561

        Substantially all Other expenses in 2011 and 2010 were incurred in conjunction with restructuring programs initiated within the Harsco Infrastructure Segment and Harsco Metals & Minerals in 2011 and the Harsco Infrastructure Segment in 2010. See Note 18, "Restructuring Programs," for additional information on these programs.

HARSCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Other (Income) Expenses (Continued)

Net Gains

        Net gains result from the sales of redundant properties (primarily land, buildings and related equipment) and non-core assets. In 2011, gains related to assets sold principally in the United Kingdom and in the United States. In 2010, gains related to assets sold principally in the United States and Western Europe. In 2009, gains related to assets sold principally in the United States, the United Kingdom and Western Europe.

	Net Gains
(In thousands)	2011	2010	2009
Harsco Metals & Minerals Segment	$(1,666)	$(3,942)	$(3,406)
Harsco Infrastructure Segment	(3,607)	(3,253)	(4,641)
Harsco Industrial Segment	(889)	(597)	—

Total	$(6,162)	$(7,792)	$(8,047)

        Cash proceeds associated with these gains are included in Proceeds from the sale of assets in the cash flows from investing activities section of the Consolidated Statements of Cash Flows.

Contingent Consideration Adjustments

        Certain of the Company's acquisitions in prior years included contingent consideration features for which defined goals needed to be met by the acquired business in order for payment of the consideration. Each quarter until settlement of these contingencies, the Company assessed the likelihood that an acquired business would achieve the goals and the resulting fair value of the contingency. In accordance with accounting standards for business combinations, these adjustments were recognized in operating income in the Consolidated Statements of Income as a component of the Other expenses line item. The Company's assessment of these performance goals resulted in the following reductions to previously recognized contingent consideration liabilities:

	Contingent Consideration Adjustments
(In thousands)	2011	2010	2009
Harsco Infrastructure Segment	$3,966	$10,620	$—

        All contingent consideration liabilities have been settled and there was no recorded contingent consideration liability as of December 31, 2011.

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

        The total amount of employee termination benefit costs incurred during 2011, 2010 and 2009 is presented in the table below. The employee termination benefits costs in 2011 related primarily to the

HARSCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Other (Income) Expenses (Continued)

2011/2012 Restructuring Program and were primarily in Western Europe and the United Kingdom. The employee termination benefit costs in 2010 related primarily to the Fourth Quarter 2010 Harsco Infrastructure Segment Program in addition to initiatives in the Harsco Metals & Minerals Segment and were primarily in the United Kingdom, Western Europe and North America. The employee termination benefit costs in 2009 related primarily to actions implemented in Western Europe, North America and South America.

	Employee Termination Benefit Costs
(In thousands)	2011	2010	2009
Harsco Metals & Minerals Segment	$18,533	$4,684	$7,998
Harsco Infrastructure Segment	16,546	19,068	2,352
Harsco Rail Segment	296	578	246
Harsco Industrial Segment	423	486	303
Corporate	376	—	32

Total	$36,174	$24,816	$10,931

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

        In 2011, $10.0 million of exit costs were incurred, principally related to the United States, the United Kingdom and Western Europe. This consists primarily of branch structure reduction and office rationalization costs in the Harsco Infrastructure and Harsco Metals & Minerals Segments.

        In 2010, $34.4 million of exit costs were incurred, principally related to relocation and lease run-out costs in the Harsco Infrastructure Segment in the United States, Western Europe and the United Kingdom. Costs to exit activities in 2010 included $8.3 million of withdrawal liabilities to exit certain multiemployer pension plans, based on the latest available information received from the plan administrators and trustees. These withdrawal liabilities were triggered as the Company has ceased, or expected to cease, contributing to multiemployer plans for certain locations as part of the Fourth Quarter 2010 Harsco Infrastructure Program. A significant number of union employees in the United States are covered by multiemployer pension plans based on obligations arising from collective bargaining agreements. These plans provide retirement benefits to all plan participants based on their service to contributing employers, including union employees of the Company. These retirement benefits are paid from assets held in trust for that purpose. The Company is only one of several employers participating in each of these plans. A withdrawal liability is recorded when it is probable that a liability exists and the amount can be reasonably estimated from the financial information that is

HARSCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Other (Income) Expenses (Continued)

provided by the third-party trustees of the plans pursuant to the Employee Retirement Income Security Act. At times, this financial information may be dated or insufficient to reasonably estimate an accrual at the balance sheet date when the Company has determined it is probable that a liability exists. Consequently, while the Company believes it has sufficient information to have reasonably estimated the $8.3 million withdrawal liability, the liability changed when more current information was provided by the plans' trustees

        In 2009, $4.3 million of exit costs were incurred, principally related to relocation costs for Western Europe, North America and Asia-Pacific.

	Costs to Exit Activities
(In thousands)	2011	2010	2009
Harsco Metals & Minerals Segment	$1,313	$930	$2,577
Harsco Infrastructure Segment	8,694	33,458	1,720
Harsco Industrial Segment	—	(4)	—

Total	$10,007	$34,384	$4,297

Product Line Rationalization

        The product line rationalization charges of $66.1 million and $34.3 million in 2011 and 2010, respectively, represent a write-down of certain rental assets and sale inventories in the Harsco Infrastructure Segment that were discontinued as part of the 2011/2012 Restructuring Program and the Fourth Quarter 2010 Harsco Infrastructure Program, respectively to streamline and optimize product offerings. These charges are net of estimated salvage value. Salvage values were based on estimates of proceeds to be realized through the sale of this inventory outside the normal course of business.

        The 2011/2012 Restructuring Program and the Fourth Quarter 2010 Harsco Infrastructure Program should result in a reduction in the number of product lines offered and is an extension of the Harsco Infrastructure initiative to optimize the operating footprint and reduce the number of operating locations. By streamlining the product offerings, the Company anticipates it should improve customer service to allow for more efficient operations, thereby reducing selling, engineering, logistics, warehousing and maintenance costs; minimizing future capital expenditures due to reduced product line offerings; improving capacity utilization; and eliminating unnecessary redundancy in its product offering. Customers will be serviced using available alternative systems that should ensure no reduction in the rental capacity of the Company.

Impaired Asset Write-downs

        Impaired asset write-downs are measured as the amount by which the carrying amount of assets exceeds their fair value. Fair value is estimated based upon the expected future realizable cash flows including anticipated selling prices. Non-cash impaired asset write-downs are included in Other, net on the Consolidated Statements of Cash Flows as adjustments to reconcile net income to net cash provided by operating activities.

        There were no impaired asset write-downs recorded in 2011. In 2010, impaired asset write-downs of $10.0 million were recorded principally in the Harsco Infrastructure Segment in the United Kingdom and in the Harsco Metals & Minerals Segment in the United States. The Harsco Infrastructure

HARSCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Other (Income) Expenses (Continued)

Segment write-downs in 2010 related primarily to adjustments to realizable value for two lines of business upon transfer to assets held for sale in Other current assets on the Consolidated Balance Sheets in conjunction with the Fourth Quarter 2010 Harsco Infrastructure Program. In 2009, impaired asset write-downs of $1.5 million were recorded principally in the Harsco Metals & Minerals Segment in the United Kingdom.

	Impaired Asset Write-downs
(In thousands)	2011	2010	2009
Harsco Metals & Minerals Segment	$—	$1,028	$1,464
Harsco Infrastructure Segment	—	8,938	30

Total	$—	$9,966	$1,494

17. Components of Accumulated Other Comprehensive Loss

        Accumulated other comprehensive loss is included on the Consolidated Statements of Stockholders' Equity. The components of Accumulated other comprehensive loss, net of the effect of income taxes, are as follows:

Accumulated Other Comprehensive Loss—Net of Tax

	December 31
(In thousands)	2011	2010
Cumulative foreign exchange translation adjustments	$51,313	$111,667
Effective portion of cash flow hedges	(3,807)	(9,740)
Cumulative unrecognized actuarial losses on pension obligations	(411,641)	(287,814)
Unrealized loss on marketable securities	(56)	(45)

Accumulated other comprehensive loss	$(364,191)	$(185,932)

18. Restructuring Programs

        The Company instituted restructuring programs in 2010 and 2011 as detailed below. The overall objective of the programs is to balance short-term profitability goals with long-term strategies to establish platforms upon which the affected businesses can grow with limited fixed investment and generate annual operating expense savings. The programs have been instituted in response to the continuing impact of uncertainty in global financial and economic markets on the Company's end markets, particularly in the Company's Harsco Infrastructure Segment. These end market conditions have included such factors as the following:

  •
  a continued lack of meaningful commercial and multi-family construction activity in various regions of the world served by the Harsco Infrastructure Segment, particularly in Europe;

  •
  pricing pressures as customers worldwide continued to seek lower cost solutions;

  •
  postponements, deferrals and cancellation of jobs and projects; and

  •
  concern over possible sovereign debt crises arising in certain countries.

HARSCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. Restructuring Programs (Continued)

        Within the Harsco Infrastructure Segment, these restructuring programs are part of an ongoing transformation strategy to improve organizational efficiency and enhance profitability and stockholder value. The strategy includes optimizing the Segment as a more streamlined, efficient, cost-effective, disciplined and market-focused global platform.

        Restructuring costs incurred in these programs were recorded in the Other expenses line of the Consolidated Statements of Income.

2011/2012 Restructuring Program

        Under the 2011/2012 Restructuring Program, the Company is optimizing rental assets and sale inventories by removing redundant and/or non-core assets under an expanded product rationalization and branch structure reduction program undertaken in its Harsco Infrastructure Segment; optimizing office structures in the Harsco Infrastructure and Harsco Metals & Minerals Segments; and reducing the global workforce principally in the Harsco Infrastructure and Harsco Metals & Minerals Segments. Overall cost savings under this program are expected to be over $36 million in 2012 and more than $65 million when fully annualized in 2013.

        In the fourth quarter of 2011, the Company recorded pre-tax restructuring charges totaling $100.8 million, including non-cash product rationalization charges of $66.1 million for disposal of rental assets and sales inventories; severance of $28.6 million related to headcount reductions; and exit costs of $6.1 million related to branch structure reduction and office rationalization costs. Additional pre-tax charges totaling approximately $97 million are expected to be incurred in 2012, with approximately $85 million in the Harsco Infrastructure Segment and approximately $12 million in the Harsco Metals & Minerals Segment. Approximately $42 million of the expected charges in the Harsco Infrastructure Segment in 2012 are estimated to be non-cash.

        The restructuring accrual for the 2011/2012 Restructuring Program at December 31, 2011 and the activity for the year then ended are as follows:

(In thousands)	Expense Incurred in 2011	Non-Cash Charges	Cash Expenditures	Remaining Accrual December 31 2011
Harsco Infrastructure Segment
Employee termination benefit costs	$15,410	$—	$(910)	$14,500
Cost to exit activities	6,131	(1,257)	(2,041)	2,833
Product rationalization	66,063	(66,063)	—	—

Total Harsco Infrastructure Segment	87,604	(67,320)	(2,951)	17,333

Harsco Metals & Minerals Segment
Employee termination benefit costs	12,775	—	(38)	12,737
Harsco Rail Segment
Employee termination benefit costs	50	—	—	50
Harsco Corporate
Employee termination benefit costs	351	—	—	351

Total	$100,780	$(67,320)	$(2,989)	$30,471

HARSCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. Restructuring Programs (Continued)

        Cash expenditures related to the remaining accrual at December 31, 2011 are expected to be paid principally throughout 2012 with certain exit activity costs for lease terminations expected to be paid over the remaining life of the leases.

        At December 31, 2011 the Company had completed workforce reductions of 43 employees of a total expected reduction of 1,100 employees affected under the 2011/2012 Restructuring Program. The remaining workforce reductions are targeted for completion during 2012.

Fourth Quarter 2010 Harsco Infrastructure Program

        Under the Fourth Quarter 2010 Harsco Infrastructure Program, the Harsco Infrastructure Segment reduced its branch structure; consolidated and/or closed administrative office locations; reduced its global workforce; and rationalized its product lines.

        The restructuring accrual for the Fourth Quarter 2010 Harsco Infrastructure Program at December 31, 2011 and the activity for the year then ended are as follows:

(In thousands)	Accrual December 31 2010	Adjustments to Previously Recorded Restructuring Charges(a)	Cash Expenditures	Foreign Currency Translation	Remaining Accrual December 31 2011
Harsco Infrastructure Segment
Employee termination benefit costs	$9,254	$(1,040)	$(8,346)	$343	$211
Cost to exit activities	21,449	1,779	(11,218)	(81)	11,929
Other	97	—	(90)	—	7

Total	$30,800	$739	$(19,654)	$262	$12,147

(a)
Adjustments to previously recorded restructuring charges resulted from changes in facts and circumstances in the implementation of these activities as well as the timing of additional expenses recognized under U.S. GAAP.

        Approximately one-half of the remaining accrual at December 31, 2011 related to this program is expected to be paid throughout 2012. Approximately $6.3 million related to payment of multiemployer pension plan withdrawal liabilities is expected to be paid through 2023 under contractual payment terms with the related plan administrators. Certain exit activity costs for lease terminations are expected to be paid over the remaining life of the leases.

        At December 31, 2011, the Company had completed substantially all workforce reductions related to 494 employees affected under this program.

Prior Restructuring Programs

        Other restructuring actions were undertaken in 2010, in addition to the Fourth Quarter 2010 Harsco Infrastructure Program described above, to reduce the Company's cost structure.

HARSCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. Restructuring Programs (Continued)

        The restructuring accrual for those prior restructuring programs at December 31, 2011 and the activity for the year then ended are as follows:

(In thousands)	Accrual December 31 2010	Adjustments to Previously Recorded Restructuring Charges(a)	Cash Expenditures	Foreign Currency Translation	Remaining Accrual December 31 2011
Harsco Infrastructure Segment
Employee termination benefit costs	$905	$(361)	$(571)	$27	$—
Cost to exit activities	413	(61)	(367)	15	—

Total Harsco Infrastructure Segment	1,318	(422)	(938)	42	—

Harsco Metals & Minerals Segment
Employee termination benefit costs	2,109	(88)	(623)	(118)	1,280
Cost to exit activities	864	—	(162)	25	727

Total Harsco Metals & Minerals Segment	2,973	(88)	(785)	(93)	2,007

Total	$4,291	$(510)	$(1,723)	$(51)	$2,007

(a)
Adjustments to previously recorded restructuring charges resulted from changes in facts and circumstances in the implementation of these activities as well as the timing of additional expenses recognized under U.S. GAAP.

        The majority of the remaining cash expenditures of $2.0 million related to these actions are expected to be paid throughout 2012.

        At December 31, 2011, the Company had completed all workforce reductions related to 249 employees for the Harsco Infrastructure Segment; and reductions of 188 employees of a total expected workforce reduction of 242 employees for the Harsco Metals & Minerals Segment. Remaining workforce reductions and costs to exit activities are targeted for substantial completion in 2012.

Two-Year Summary of Quarterly Results (Unaudited)
(In millions, except per share amounts)

	2011
Quarterly	First	Second		Third	Fourth
Revenues	$779.1	$875.1		$855.9	$792.7
Gross profit(a)	168.6	207.9		184.5	171.1
Net income (loss) attributable to Harsco Corporation	11.4	37.7		31.8	(92.5	)(c)
Basic earnings (loss) per share attributable to Harsco Corporation common stockholders:
Continuing operations	$0.15	$0.47		$0.40	$(1.14	)(c)
Discontinued operations(b)	(0.01)	(0.01)		(0.01)	—

Basic earnings (loss) per share attributable to Harsco Corporation common stockholders	$0.14	$0.47	(e)	$0.39	$(1.15	)(e)

Diluted earnings (loss) per share attributable to Harsco Corporation common stockholders:
Continuing operations	$0.15	$0.47		$0.40	$(1.14	)(c)
Discontinued operations(b)	(0.01)	(0.01)		(0.01)	—

Diluted earnings (loss) per share attributable to Harsco Corporation common stockholders	$0.14	$0.47	(e)	$0.39	$(1.15	)(e)

	2010
Quarterly	First	Second		Third	Fourth
Revenues	$742.4	$786.5		$752.4	$757.4
Gross profit(a)	163.0	196.0		177.7	165.2
Net income (loss) attributable to Harsco Corporation	8.0	29.7		20.2	(51.1	)(d)
Basic earnings (loss) per share attributable to Harsco Corporation common stockholders:
Continuing operations	$0.10	$0.40		$0.26	$(0.63	)(d)
Discontinued operations(b)	—	(0.04)		(0.01)	(0.01)

Basic earnings (loss) per share attributable to Harsco Corporation common stockholders	$0.10	$0.37	(e)	$0.25	$(0.63	)(e)

Diluted earnings (loss) per share attributable to Harsco Corporation common stockholders:
Continuing operations	$0.10	$0.40		$0.26	$(0.63	)(d)
Discontinued operations(b)	—	(0.04)		(0.01)	(0.01)

Diluted earnings (loss) per share attributable to Harsco Corporation common stockholders	$0.10	$0.37	(e)	$0.25	$(0.63	)(e)

(a)
Gross profit is defined as Revenues less costs and expenses associated directly with or allocated to products sold or services rendered.

(b)
Discontinued operations related principally to the Gas Technologies Segment which was sold in the fourth quarter of 2007.

(c)
In the fourth quarter of 2011, the Company incurred a $100.8 million pre-tax restructuring charge, or $1.05 per basic and diluted share, to address continuing uncertainty in global financial and economic markets. Additionally in the fourth quarter of 2011, the Company incurred a $36.8 non-cash tax charge against U.K. deferred tax assets, or $0.45 per basic and diluted share, due to a multi-year cumulative loss position in the Company's U.K. Infrastructure operations.

(d)
In the fourth quarter of 2010, the Company incurred an $84.4 million pre-tax restructuring charge, or $0.77 per basic and diluted share, to address the alignment of the Company's Infrastructure business and position it for a return to profitability and future growth.

(e)
Does not total due to rounding.

Common Stock Price and Dividend Information

(Unaudited)

	Market Price Per Share
			Dividends Declared Per Share
	High	Low
2011
First quarter	$36.63	$28.45	$0.2050
Second quarter	36.78	29.46	0.2050
Third quarter	34.07	18.85	0.2050
Fourth quarter	24.96	17.77	0.2050

2010
First quarter	$35.31	$27.96	$0.2050
Second quarter	35.14	23.47	0.2050
Third quarter	27.50	19.89	0.2050
Fourth quarter	28.93	22.71	0.2050

Item 9.    Changes In and Disagreements with Accountants on Accounting and Financial Disclosures.

        None.

Item 9A.    Controls and Procedures.

        The Company's management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of disclosure controls and procedures at December 31, 2011. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective. There have been no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting during the fourth quarter of 2011.

        Management's Report on Internal Controls Over Financial Reporting is included in Part II, Item 8, "Financial Statements and Supplementary Data." The effectiveness of the Company's internal control over financial reporting at December 31, 2011 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing in Part II, Item 8, "Financial Statements and Supplementary Data," which expresses an unqualified opinion on the effectiveness of the Company's internal control over financial reporting at December 31, 2011.

Item 9B.    Other Information.

CHANGE IN LEADERSHIP

        On February 23, 2012, Salvatore D. Fazzolari resigned as the Chairman, President and Chief Executive Officer of the Company and as a director of the Company. Henry W. Knueppel, a director of the Company, began serving as the Company's Interim Chairman and Interim Chief Executive Officer as of February 23, 2012.

DIVIDEND INFORMATION

        On February 28, 2012, the Company's Board of Directors declared a quarterly cash dividend of $0.205 per share, payable May 15, 2012, to stockholders of record at April 16, 2012.

 PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

        Information regarding executive officers required by this Item is set forth as a Supplementary Item, titled "Executive Officers of the Registrant," at the end of Part I of this Annual Report on Form 10-K (pursuant to Instruction 3 to Item 401(b) of Regulation S-K). Other information required by this Item is incorporated herein by reference to the sections entitled "Corporate Governance," "Nominees for Director," "Report of the Audit Committee" and "Section 16(a) Beneficial Ownership Reporting Compliance" of the Company's Definitive Proxy Statement for its 2012 Annual Meeting of Stockholders (the "2012 Proxy Statement").

        The Company's Code of Conduct (the "Code"), which applies to all officers, directors and employees of the Company may be found on the Company's Internet website, www.harsco.com. The Company intends to disclose on its website any amendments to the Code or any waiver from a provision of the Code granted to an officer or director of the Company. The Code is available in print, without charge, to any person who requests it. To request a copy of the Code please contact the Company's Senior Director—Corporate Communications at (717) 763-7064.

Item 11.    Executive Compensation.

        Information regarding compensation of executive officers and directors is incorporated herein by reference to the following sections of the 2012 Proxy Statement:

  •
  Compensation Discussion and Analysis,

  •
  Compensation Committee Report,

  •
  Executive Compensation,

  •
  Non-Employee Director Compensation, and

  •
  Compensation Committee Interlocks and Insider Participation.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        Information regarding security ownership of certain beneficial owners and management is incorporated herein by reference to the section entitled "Share Ownership of Directors, Management and Certain Beneficial Owners" of the 2012 Proxy Statement.

Equity Compensation Plan Information

        The Company maintains the 1995 Executive Incentive Compensation Plan, as amended, and the 1995 Non-Employee Directors' Stock Plan, as amended, which allow the Company to grant equity awards to eligible persons.

        The following table gives information about equity awards under these plans at December 31, 2011. All securities referred to are shares of the Company's common stock.

Equity Compensation Plan Information

	Column (a)	Column (b)		Column (c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in Column (a))
Equity compensation plans approved by security holders(1)	724,481	$29.80	(2)	1,776,847
Equity compensation plans not approved by security holders	—	—		—

Total	724,481	$29.80		1,776,847

(1)
Plans include the 1995 Executive Incentive Compensation Plan, as amended, and the 1995 Non-Employee Directors' Stock Plan, as amended with 1,564,039 and 212,808 shares available for future issuance under the plans, respectively.

(2)
Includes the average of the weighted-average exercise price for stock options and the weighted-average grant-date fair value for the restricted stock units.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

        Information regarding certain relationships and related transactions is incorporated herein by reference to the sections entitled "Transactions with Related Persons" and "Corporate Governance" of the 2012 Proxy Statement.

Item 14.    Principal Accounting Fees and Services.

        Information regarding principal accounting fees and services is incorporated herein by reference to the sections entitled "Report of the Audit Committee" and "Fees Billed by the Independent Auditors for Audit and Non-Audit Services" of the 2012 Proxy Statement.

 PART IV

Item 15.    Exhibits and Financial Statement Schedules.

(a)
1. The Consolidated Financial Statements are listed in the index to Item 8, "Financial Statements and Supplementary Data," on page 62.

(a)
2. The following financial statement schedule should be read in conjunction with the Consolidated Financial Statements (see Item 8, "Financial Statements and Supplementary Data"):

Page
Schedule II—Valuation and Qualifying Accounts for the years 2011, 2010 and 2009	137

  Schedules other than that listed above are omitted for the reason that they are either not applicable or not required, or because the information required are contained in the financial statements or notes thereto.

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

SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS
Continuing Operations
(In thousands)

COLUMN A	COLUMN B	COLUMN C		COLUMN D			COLUMN E
		Additions		Additions (Deductions)
Description	Balance at Beginning of Period	Charged to Cost and Expenses		Due to Currency Translation Adjustments	Other		Balance at End of Period
For the year 2011:
Allowance for Doubtful Accounts	$20,283	$7,880		$(677)	$(9,657	)(a)	$17,829
Deferred Tax Assets—Valuation Allowance	$29,469	$47,575	(b)	$(312)	$22,885	(c)	$99,617
For the year 2010:
Allowance for Doubtful Accounts	$24,495	$9,962		$(336)	$(13,838	)(a)	$20,283
Deferred Tax Assets—Valuation Allowance	$22,744	$4,754		$(347)	$2,318		$29,469
For the year 2009:
Allowance for Doubtful Accounts	$27,853	$9,318		$694	$(13,370	)(a)	$24,495
Deferred Tax Assets—Valuation Allowance	$21,459	$(980)		$(75)	$2,340		$22,744

(a)
Includes principally the utilization of previously reserved amounts.

(b)
Includes principally a valuation allowance recorded to fully offset the U.K. operations' net deferred tax assets primarily related to U.K. pension liabilities.

(c)
Includes principally a valuation allowance recorded on current year other comprehensive income (loss) activity related to U.K. pension.

(a)
3. Listing of Exhibits Filed with Form 10-K

Exhibit Number	Description of Global Exhibit
2(a)	Share Purchase Agreement between Sun HB Holdings, LLC, Boca Raton, Florida, United States of America and Harsco Corporation, Camp Hill, Pennsylvania, United States of America dated September 20, 2005 regarding the sale and purchase of the issued share capital of Hünnebeck Group GmbH, Ratingen, Germany (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, Commission File Number 001-03970).
2(b)
Agreement, dated as of December 29, 2005, by and among the Harsco Corporation (for itself and as agent for each of MultiServ France SA, Harsco Europa BV and Harsco Investment Limited), Brambles U.K. Limited, a company incorporated under the laws of England and Wales, Brambles France SAS, a company incorporated under the laws of France, Brambles USA, Inc., a Delaware corporation, Brambles Holdings Europe B.V., a company incorporated under the laws of the Netherlands, and Brambles Industries Limited, a company incorporated under the laws of Australia. In accordance with Item 601(b)(2) of Regulation S-K, the registrant hereby agrees to furnish supplementally a copy of any omitted schedule to the Commission upon request. Portions of Exhibit 2(a) have been omitted pursuant to a request for confidential treatment. The omitted portions have been filed separately with the Securities and Exchange Commission (incorporated by reference to the Company's Annual Report on Form 10-K for the period ended December 31, 2005, Commission File Number 001-03970).
2(c)
Stock Purchase Agreement among Excell Materials, Inc., the Stockholders of Excell Materials, Inc. and Harsco Corporation dated as of January 4, 2007 (incorporated by reference to the Company's Annual Report on Form 10-K for the period ended December 31, 2006, Commission File Number 001-03970).
2(d)
Asset and Stock Purchase Agreement By and Between Harsco Corporation and Taylor-Wharton International LLC dated as of November 28, 2007 (incorporated by reference to the Company's Annual Report on Form 10-K for the period ended December 31, 2007, Commission File Number 001-03970).
3(a)
Restated Certificate of Incorporation as amended April 24, 1990 (incorporated by reference to the Company's Annual Report on Form 10-K for the period ended December 31, 1990, Commission File Number 001-03970).
3(b)
Certificate of Amendment of Restated Certificate of Incorporation filed June 3, 1997 (incorporated by reference to the Company's Annual Report on Form 10-K for the period ended December 31, 1999, Commission File Number 001-03970).
3(c)	Certificate of Designation filed September 25, 1997 (incorporated by reference to the Company's Annual Report on Form 10-K for the period ended December 31, 1997, Commission File Number 001-03970).
3(d)	By-laws as amended January 23, 2007 (incorporated by reference to the Company's Current Report on Form 8-K dated January 23, 2007, Commission File Number 001-03970).
3(e)
Certificate of Amendment of Restated Certificate of Incorporation filed April 26, 2005 (incorporated by reference to Appendix A pages A-1 through A-2 to the Company's Proxy Statement dated March 22, 2005, Commission File Number 001-03970).

Exhibit Number	Description of Global Exhibit
4(a)	Harsco Corporation Rights Agreement dated as of September 25, 2007, with Chase Mellon Shareholder Services L.L.C. (incorporated by reference to the Company's Registration Statement on Form 8-A dated September 26, 2007, Commission File Number 001-03970).
4(b)	Preferred Stock Purchase Rights Agreement (incorporated by reference to Registration Statement on Form 8-A dated October 2, 1987, Commission File Number 001-03970).
4(c)
Current Report on dividend distribution of Preferred Stock Purchase Rights (incorporated by reference to the Company's Current Report on Form 8-K dated September 25, 2007, Commission File Number 001-03970).
4(f)	Debt and Equity Securities (incorporated by reference to the Company's Registration Statement on Form S-3, dated December 15, 1994, Registration No. 33-56885).
4(h) (i)
Indenture, dated as of May 1, 1985, by and between Harsco Corporation and The Chase Manhattan Bank (National Association), as trustee (incorporated by reference to the Company's Current Report on Form 8-K dated September 8, 2003, Commission File Number 001-03970).
4(h) (ii)
First Supplemental Indenture, dated as of April 12, 1995, by and among Harsco Corporation, The Chase Manhattan Bank (National Association), as resigning trustee, and Chemical Bank, as successor trustee (incorporated by reference to the Company's Current Report on Form 8-K dated September 8, 2003, Commission File Number 001-03970).
4(h) (iii)
Form of Second Supplemental Indenture, by and between Harsco Corporation and JPMorgan Chase Bank, as trustee (incorporated by reference to the Company's Current Report on Form 8-K dated September 8, 2003, Commission File Number 001-03970).
4(h) (iv)
Second Supplemental Indenture, dated as of September 12, 2003, by and between Harsco Corporation and J.P. Morgan Chase Bank, as trustee (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2003, Commission File Number 001-03970).
4(i) (i)	Form of 5.125% Global Senior Note due September 15, 2013 (incorporated by reference to the Company's Current Report on Form 8-K dated September 8, 2003, Commission File Number 001-03970).
4(i) (ii)
Form of 5.125% Notes due September 15, 2013 described in Prospectus Supplement dated September 8, 2003 to Form S-3 Registration under Rule 415 dated December 15, 1994 (incorporated by reference to the Company's Current Report on Form 8-K filed September 11, 2003, Commission File Number 001-03970).
4(j)
Indenture, dated as of May 15, 2008, by and between Harsco Corporation and the Bank of New York, as trustee; Supplemental Indenture, dated as of May 15, 2008, by and between Harsco Corporation and the Bank of New York, as trust; Form of Global Security representing Harsco Corporation's 5.75% Senior Notes due 2018 (incorporated by reference to the Company's Current Report on Form 8-K dated May 20, 2008, Commission File Number 001-03970).
4(k) (i)
Indenture, dated as of September 20, 2010, by and between Harsco Corporation and Wells Fargo Bank, National Association, as trustee (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2010, Commission File Number 001-03970).

Exhibit Number	Description of Global Exhibit
4(k) (ii)	First Supplemental Indenture, dated as of September 20, 2010, by and between Harsco Corporation and Wells Fargo Bank, National Association, as trustee (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2010, Commission File Number 001-03970).
4(k) (iii)	Form of 2.700% Senior Notes due 2015 (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2010, Commission File Number 001-03970).
Material Contracts—Credit and Underwriting Agreements
10(a) (i)	$50,000,000 Facility Agreement dated December 15, 2000 (incorporated by reference to the Company's Annual Report on Form 10-K for the period ended December 31, 2000, Commission File Number 001-03970).
10(a) (ii)
Agreement extending term of $50,000,000 Facility Agreement dated December 15, 2000 (incorporated by reference to the Company's Annual Report on Form 10-K for the period ended December 31, 2001, Commission File Number 001-03970).
10(a) (iii)
Agreement amending term and amount of $50,000,000 Facility Agreement dated December 15, 2000 (incorporated by reference to the Company's Annual Report on Form 10-K for the period ended December 31, 2002, Commission File Number 001-03970).
10(a) (iv)
Agreement extending term of $50,000,000 Facility Agreement dated December 15, 2000 (incorporated by reference to the Company's Annual Report Form 10-K for the period ended December 31, 2003, Commission File Number 001-03970).
10(a) (v)
Agreement extending term of $50,000,000 Facility Agreement dated December 15, 2000 (incorporated by reference to the Company's Current Report on Form 8-K dated January 25, 2005, Commission File Number 001-03970).
10(a) (vi)
Agreement extending term of $50,000,000 Facility Agreement dated December 15, 2000 (incorporated by reference to the Company's Annual Report on Form 10-K for the period ended December 31, 2005, Commission File Number 001-03970).
10(a) (vii)
Agreement extending term of $50,000,000 Facility Agreement dated December 15, 2000 (incorporated by reference to the Company's Current Report on Form 8-K dated December 22, 2006, Commission File Number 001-03970).
10(a) (viii)
Agreement extending term of $50,000,000 Facility Agreement dated December 15, 2000 (incorporated by reference to the Company's Current Report on Form 8-K dated February 4, 2008, Commission File Number 001-03970).
10(a) (ix)
Agreement extending term of Facility Agreement dated December 15, 2000 and reducing the amount to $30,000,000 (incorporated by reference to the Company's Current Report on Form 8-K dated December 22, 2008, Commission File Number 001-03970).
10(a) (x)
Agreement extending term of $30,000,000 Facility Agreement dated December 15, 2000 (incorporated by reference to the Company's Annual Report on Form 10-K for the period ended December 31, 2009, Commission File Number 001-03970).

Exhibit Number	Description of Global Exhibit
10(a) (xi)	Agreement extending term of $30,000,000 Facility Agreement dated December 15, 2000 (incorporated by reference to the Company's Annual Report on Form 10-K for the period ended December 31, 2010, Commission File Number 001-03970).
10(a) (xii)	Agreement extending term of Facility Agreement date December 15, 2000 and reducing the amount to $25,000,000.
10(b)
Commercial Paper Dealer Agreement dated September 24, 2003, between ING Belgium SA/NV and Harsco Finance B.V. (incorporated by reference to the Company's Annual Report on Form 10-K for the period ended December 31, 2003, Commission File Number 001-03970).
10(b)(i)
Commercial Paper Dealer Agreement dated September 24, 2003, between ING Belgium SA/NV and Harsco Finance B.V.—Supplement No. 1 to the Dealer Agreement (incorporated by reference to the Company's Current Report on Form 8-K dated November 8, 2005, Commission File Number 001-03970).
10(c)
Commercial Paper Payment Agency Agreement Dated October 1, 2000, between Salomon Smith Barney Inc. and Harsco Corporation (incorporated by reference to the Company's Annual Report on Form 10-K for the period ended December 31, 2000, Commission File Number 001-03970).
10(e)
Issuing and Paying Agency Agreement, Dated October 12, 1994, between Morgan Guaranty Trust Company of New York and Harsco Corporation (incorporated by reference to the Company's Annual Report on Form 10-K for the period ended December 31, 1994, Commission File Number 001-03970).
10(f)	364-Day Credit Agreement (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2008, Commission File Number 001-03970).
10(g)	Three-Year Credit Agreement (incorporated by reference to the Company's Current Report on Form 8-K dated December 23, 2009, Commission File Number 001-03970).
10(i)
Commercial Paper Dealer Agreement dated June 7, 2001, between Citibank International plc, National Westminster Bank plc, The Royal Bank of Scotland plc and Harsco Finance B.V. (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2001, Commission File Number 001-03970).
10(ab)	Three-Year Credit Agreement (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2010, Commission File Number 001-03970).
Material Contracts—Management Contracts and Compensatory Plans
10(d)	Form of Change in Control Severance Agreement (incorporated by reference to the Company's Annual Report on Form 10-K for the period ended December 31, 2010, Commission File Number 001-03970).
10(k)
Harsco Corporation Supplemental Retirement Benefit Plan as amended and restated January 1, 2009 (incorporated by reference to the Company's Annual Report on Form 10-K, for the period ended December 31, 2008, Commission File Number 001-03970).

Exhibit Number	Description of Global Exhibit
10(l)	Trust Agreement between Harsco Corporation and Dauphin Deposit Bank and Trust Company dated July 1, 1987 relating to the Supplemental Retirement Benefit Plan (incorporated by reference to the Company's Annual Report on Form 10-K for the period ended December 31, 1987, Commission File Number 001-03970).
10(m)
Harsco Corporation Supplemental Executive Retirement Plan as amended (incorporated by reference to the Company's Annual Report on Form 10-K for the period ended December 31, 1991, Commission File Number 001-03970).
10(n)
Trust Agreement between Harsco Corporation and Dauphin Deposit Bank and Trust Company dated November 22, 1988 relating to the Supplemental Executive Retirement Plan (incorporated by reference to the Company's Annual Report on Form 10-K for the period ended December 31, 1988, Commission File Number 001-03970).
10(o) (i)
Harsco Corporation 1995 Executive Incentive Compensation Plan As Amended and Restated (incorporated by reference to Proxy Statement dated March 23, 2004 on Exhibit B pages B-1 through B15, Commission File Number 001-03970).
10(o) (ii)
Amendment No. 1 to the Harsco Corporation 1995 Executive Incentive Compensation Plan (incorporated by reference to the Company's Annual Report on Form 10-K for the period ended December 31, 2008, Commission File Number 001-03970).
10(p)
Authorization, Terms and Conditions of the Annual Incentive Awards, as Amended and Restated April 27, 2004, under the 1995 Executive Incentive Compensation Plan (incorporated by reference to the Company's Current Report on Form 8-K dated March 23, 2006, Commission File Number 001-03970).
10(q)
Authorization, Terms and Conditions of Other Performance Awards under the Harsco Corporation 1995 Executive Incentive Compensation Plan (as amended and restated) (incorporated by reference to the Company's Current Report on Form 8-K dated March 22, 2007, Commission File Number 001-03970).
10(r)
Special Supplemental Retirement Benefit Agreement for D. C. Hathaway (incorporated by reference to the Company's Annual Report on Form 10-K for the period ended December 31, 1988, Commission File Number 001-03970).
10(s)	Harsco Corporation Form of Restricted Stock Units Agreement (Directors) (incorporated by reference to the Company's Current Report on Form 8-K dated April 26, 2005, Commission File Number 001-03970).
10(u)
Harsco Corporation Deferred Compensation Plan for Non-Employee Directors (as Amended and Restated as of December 31, 2008) (incorporated by reference to the Company's Annual Report on Form 10-K for the period ended December 31, 2008, Commission File Number 001-03970).
10(v) (i)
Harsco Corporation 1995 Non-Employee Directors' Stock Plan As Amended and Restated at January 27, 2004 (incorporated by reference to Proxy Statement dated March 23, 2004 on Exhibit A, pages A-1 through A-9, Commission File Number 001-03970).
10(v) (ii)
Amendment No. 1 to the Harsco Corporation 1995 Non-Employee Directors' Stock Plan (incorporated by reference to the Company's Annual Report on Form 10-K for the period ended December 31, 2008, Commission File Number 001-03970).

Exhibit Number	Description of Global Exhibit
10(w)	Restricted Stock Units Agreement for International Employees (incorporated by reference to the Company's Annual Report on Form 10-K for the period ended December 31, 2007, Commission File Number 001-03970).
10(x)	Settlement and Consulting Agreement (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2003, Commission File Number 001-03970).
10(y)	Restricted Stock Units Agreement (incorporated by reference to the Company's Current Report on Form 8-K dated January 23, 2007, Commission File Number 001-03970).
10(aa)
Harsco Non-Qualified Retirement Savings & Investment Plan Part B—Amendment and Restatement as of January 1, 2009 (incorporated by reference to the Company's Annual Report on Form 10-K for the period ended December 31, 2008, Commission File Number 001-03970).
10(ac)	Stock Option Contract (incorporated by reference to the Company's Current Report on Form 8-K dated January 31, 2011, Commission File Number 001-03970).
Director Indemnity Agreements
10(t)	A. J. Sordoni, III (incorporated by reference to the Company's Annual Report on Form 10-K for the period ended December 31, 1989, same as shown for J.J. Burdge, Commission File Number 001-03970).
"	R. C. Wilburn (incorporated by reference to the Company's Annual Report on Form 10-K for the period ended December 31, 1989, same as shown for J.J. Burdge, Commission File Number 001-03970).
"	K. G. Eddy (incorporated by reference to the Company's Current Report on Form 8-K dated August 27, 2004, Commission File Number 001-03970).
"	T. D. Growcock (incorporated by reference to the Company's Current Report on Form 8-K dated August 27, 2004, same as shown for K.G. Eddy, Commission File Number 001-03970).
"	H.W. Knueppel (incorporated by reference to the Company's Current Report on Form 8-K dated August 27, 2004, same as shown for K.G. Eddy, Commission File Number 001-03970).
"	S.E. Graham (incorporated by reference to the Company's Current Report on Form 8-K dated August 27, 2004, same as shown for K.G. Eddy, Commission File Number 001-03970).
"	D.C. Everitt (incorporated by reference to the Company's Current Report on Form 8-K dated August 27, 2004, same as shown for K.G. Eddy, Commission File Number 001-03970).
"	J.M. Loree (incorporated by reference to the Company's Current Report on Form 8-K dated August 27, 2004, same as shown for K.G. Eddy, Commission File Number 001-03970).
12	Computation of Ratios of Earnings to Fixed Charges.
21	Subsidiaries of the Registrant.

Exhibit Number	Description of Global Exhibit
23	Consent of Independent Registered Public Accounting Firm.
31(a)	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).
31(b)	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).
32	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer).
101
The following financial statements from Harsco Corporation's Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission on February 28, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Cash Flows; (iv) the Consolidated Statements of Changes in Equity; (v) the Consolidated Statements of Comprehensive Income (Loss) and (vi) the Notes to Consolidated Financial Statements.

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

HARSCO CORPORATION (Registrant)
DATE 2-28-2012	/s/ STEPHEN J. SCHNOOR Stephen J. Schnoor Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ HENRY W. KNUEPPEL (Henry W. Knueppel)	Interim Chairman and Interim Chief Executive Officer	2-28-2012
/s/ STEPHEN J. SCHNOOR (Stephen J. Schnoor)	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	2-28-2012
/s/ BARRY E. MALAMUD (Barry E. Malamud)	Vice President and Corporate Controller (Principal Accounting Officer)	2-28-2012
/s/ KATHY G. EDDY (Kathy G. Eddy)	Director	2-28-2012
/s/ DAVID C. EVERITT (David C. Everitt)	Director	2-28-2012
/s/ STUART E. GRAHAM (Stuart E. Graham)	Director	2-28-2012
/s/ TERRY D. GROWCOCK (Terry D. Growcock)	Director	2-28-2012

Signature	Capacity	Date

/s/ JAMES M. LOREE (James M. Loree)	Director	2-28-2012
/s/ ANDREW J. SORDONI, III (Andrew J. Sordoni, III)	Director	2-28-2012
/s/ DR. ROBERT C. WILBURN (Dr. Robert C. Wilburn)	Director	2-28-2012