Form 10-Q
period 2012-03-31
HARSCO CORP
filed 2012-05-02
CIK 45876

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2012

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐  NO ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 13, 2012
Common stock, par value $1.25 per share	80,546,643

HARSCO CORPORATION

FORM 10-Q

PART I — FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

HARSCO CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands)	March 31 2012	December 31 2011
ASSETS
Current assets:
Cash and cash equivalents	$136,604	$121,184
Trade accounts receivable, net	631,645	618,475
Other receivables	34,955	44,431
Inventories	261,959	241,934
Other current assets	123,031	133,407
Total current assets	1,188,194	1,159,431
Property, plant and equipment, net	1,279,121	1,274,484
Goodwill	692,826	680,901
Intangible assets, net	90,449	93,501
Other assets	128,875	130,560
Total assets	$3,379,465	$3,338,877
LIABILITIES
Current liabilities:
Short-term borrowings	$32,407	$51,414
Current maturities of long-term debt	2,741	3,558
Accounts payable	245,927	252,329
Accrued compensation	82,711	92,603
Income taxes payable	9,952	8,409
Dividends payable	16,512	16,498
Insurance liabilities	21,863	25,075
Advances on contracts	111,071	111,429
Other current liabilities	231,325	220,953
Total current liabilities	754,509	782,268
Long-term debt	932,799	853,800
Deferred income taxes	27,337	27,430
Insurance liabilities	62,897	60,864
Retirement plan liabilities	334,376	343,842
Other liabilities	53,521	50,755
Total liabilities	2,165,439	2,118,959
COMMITMENTS AND CONTINGENCIES

HARSCO CORPORATION STOCKHOLDERS’ EQUITY
Preferred stock	—	—
Common stock	140,025	139,914
Additional paid-in capital	150,261	149,066
Accumulated other comprehensive loss	(333,307)	(364,191)
Retained earnings	1,950,340	1,996,234
Treasury stock	(745,071)	(744,644)
Total Harsco Corporation stockholders’ equity	1,162,248	1,176,379
Noncontrolling interests	51,778	43,539
Total equity	1,214,026	1,219,918
Total liabilities and equity	$3,379,465	$3,338,877

See accompanying notes to unaudited condensed consolidated financial statements.

HARSCO CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended March 31
(In thousands, except per share amounts)	2012		2011
Revenues from continuing operations:
Service revenues	$598,700		$653,527
Product revenues	153,635		125,528
Total revenues	752,335		779,055

Costs and expenses from continuing operations:
Cost of services sold	483,425		525,978
Cost of products sold	110,242		84,441
Selling, general and administrative expenses	129,203		137,789
Research and development expenses	2,060		1,340
Other expenses	40,092		471
Total costs and expenses	765,022		750,019

Operating income (loss) from continuing operations	(12,687)		29,036

Interest income	674		720
Interest expense	(12,824)		(11,935)

Income (loss) from continuing operations before income taxes and equity income	(24,837)		17,821

Income tax expense	(4,498)		(4,400)
Equity in income of unconsolidated entities, net	169		211
Income (loss) from continuing operations	(29,166)		13,632
Discontinued operations:
Loss on disposal of discontinued business	(650)		(1,328)
Income tax benefit related to discontinued business	244		503
Loss from discontinued operations	(406)		(825)
Net income (loss)	(29,572)		12,807
Less: Net (income) loss attributable to noncontrolling interests	203		(1,376)
Net income (loss) attributable to Harsco Corporation	$(29,369)		$11,431

Amounts attributable to Harsco Corporation common stockholders:
Income (loss) from continuing operations, net of tax	$(28,963)		$12,256
Loss from discontinued operations, net of tax	(406)		(825)
Net income (loss) attributable to Harsco Corporation common stockholders	$(29,369)		$11,431

Weighted-average shares of common stock outstanding	80,579		80,695
Basic earnings (loss) per common share attributable to Harsco Corporation common stockholders:
Continuing operations	$(0.36)		$0.15
Discontinued operations	(0.01)		(0.01)
Basic earnings (loss) per share attributable to Harsco Corporation common stockholders	$(0.36	)(a)	$0.14

Diluted weighted-average shares of common stock outstanding	80,579		80,944
Diluted earnings (loss) per common share attributable to Harsco Corporation common stockholders:
Continuing operations	$(0.36)		$0.15
Discontinued operations	(0.01)		(0.01)
Diluted earnings (loss) per share attributable to Harsco Corporation common stockholders	$(0.36	)(a)	$0.14
Cash dividends declared per common share	$0.205		$0.205

(a)         Does not total due to rounding

See accompanying notes to unaudited condensed consolidated financial statements.

HARSCO CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended March 31
(In thousands)	2012	2011

Net income (loss)	$(29,572)	$12,807

Other comprehensive income:
Foreign currency translation adjustments, net of deferred income taxes	36,040	34,812

Net gains on cash flow hedging instruments, net of deferred income taxes of $(215) and $(1,517) in 2012 and 2011, respectively	762	5,777

Pension liability adjustments, net of deferred income taxes of $793 and $2,105 in 2012 and 2011, respectively	(5,418)	(4,971)

Unrealized gain on marketable securities, net of deferred income taxes of $(4) in 2012	7	—

Total other comprehensive income	31,391	35,618

Total comprehensive income	1,819	48,425

Less: Comprehensive income attributable to noncontrolling interests	(304)	(1,620)

Comprehensive income attributable to Harsco Corporation	$1,515	$46,805

See accompanying notes to unaudited condensed consolidated financial statements.

HARSCO CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31
(In thousands)	2012	2011

Cash flows from operating activities:
Net income (loss)	$(29,572)	$12,807
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation	65,454	67,929
Amortization	6,488	8,593
Equity in income of unconsolidated entities, net	(169)	(211)
Dividends or distributions from unconsolidated entities	—	88
Harsco 2011/2012 Restructuring Program non-cash adjustment	12,246	—
Other, net	(9,830)	(4,372)
Changes in assets and liabilities, net of acquisitions and dispositions of businesses:
Accounts receivable	212	(38,681)
Inventories	(17,269)	(14,313)
Accounts payable	(9,522)	10,547
Accrued interest payable	5,552	6,199
Accrued compensation	(11,760)	(9,704)
Harsco Infrastructure Segment 2010 Restructuring Program accrual	(1,317)	(9,116)
Harsco 2011/2012 Restructuring Program accrual	(599)	—
Other assets and liabilities	(11,340)	(16,626)
Net cash provided (used) by operating activities	(1,426)	13,140

Cash flows from investing activities:
Purchases of property, plant and equipment	(52,789)	(67,257)
Proceeds from sales of assets	22,488	6,617
Other investing activities, net	(2,020)	4,733
Net cash used by investing activities	(32,321)	(55,907)

Cash flows from financing activities:
Short-term borrowings, net	(19,527)	29,431
Current maturities and long-term debt:
Additions	139,066	70,482
Reductions	(61,196)	(66,566)
Cash dividends paid on common stock	(16,499)	(16,507)
Dividends paid to noncontrolling interests	—	(600)
Contributions from noncontrolling interests	7,935	333
Common stock issued-options	542	1,239
Other financing activities, net	(2,708)	—
Net cash provided by financing activities	47,613	17,812

Effect of exchange rate changes on cash	1,554	2,029

Net increase (decrease) in cash and cash equivalents	15,420	(22,926)

Cash and cash equivalents at beginning of period	121,184	124,238

Cash and cash equivalents at end of period	$136,604	$101,312

See accompanying notes to unaudited condensed consolidated financial statements.

HARSCO CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (Unaudited)

	Harsco Corporation Stockholders’ Equity
					Accumulated Other
(In thousands, except share and per	Common Stock		Additional	Retained	Comprehensive	Noncontrolling
share amounts)	Issued	Treasury	Paid-in Capital	Earnings	Loss	Interests	Total
Balances, January 1, 2011	$139,514	$(737,106)	$141,298	$2,073,920	$(185,932)	$36,451	$1,468,145
Net income				11,431		1,376	12,807
Cash dividends declared:
Common @ $0.205 per share				(16,548)			(16,548)
Noncontrolling interests						(600)	(600)
Translation adjustments, net of deferred income taxes of $(6,508)					34,568	244	34,812
Cash flow hedging instrument adjustments, net of deferred income taxes of $(1,517)					5,777		5,777
Contributions from noncontrolling interests						333	333
Pension liability adjustments, net of deferred income taxes of $2,105					(4,971)		(4,971)
Stock options exercised, 80,442 shares	100		1,139				1,239
Vesting of restricted stock units, net 31,552 shares	118	(1,008)	(118)				(1,008)
Amortization of unearned portion of stock-based compensation, net of forfeitures			944				944
Balances, March 31, 2011	$139,732	$(738,114)	$143,263	$2,068,803	$(150,558)	$37,804	$1,500,930

	Harsco Corporation Stockholders’ Equity
					Accumulated Other
(In thousands, except share and per	Common Stock		Additional	Retained	Comprehensive	Noncontrolling
share amounts)	Issued	Treasury	Paid-in Capital	Earnings	Loss	Interests	Total
Balances, January 1, 2012	$139,914	$(744,644)	$149,066	$1,996,234	$(364,191)	$43,539	$1,219,918
Net income (loss)				(29,369)		(203)	(29,572)
Cash dividends declared:
Common @ $0.205 per share				(16,525)			(16,525)
Translation adjustments, net of deferred income taxes of $(4,644)					35,533	507	36,040
Cash flow hedging instrument adjustments, net of deferred income taxes of $(215)					762		762
Contributions from noncontrolling interests						7,935	7,935
Pension liability adjustments, net of deferred income taxes of $793					(5,418)		(5,418)
Marketable securities unrealized gains, net of deferred income taxes of $(4)					7		7
Stock options exercised, 30,900 shares	39		503				542
Vesting of restricted stock units and other, net 38,573 shares	72	(427)	215				(140)
Amortization of unearned portion of stock-based compensation, net of forfeitures			477				477
Balances, March 31, 2012	$140,025	$(745,071)	$150,261	$1,950,340	$(333,307)	$51,778	$1,214,026

See accompanying notes to unaudited condensed consolidated financial statements.

HARSCO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.     Basis of Presentation

Harsco Corporation (the “Company”) has prepared these unaudited condensed consolidated financial statements based on Securities and Exchange Commission rules that permit reduced disclosure for interim periods.  In the opinion of management, all adjustments (all of which are of a normal recurring nature) that are necessary for a fair presentation are reflected in the unaudited condensed consolidated financial statements.  The December 31, 2011 Condensed Consolidated Balance Sheet information contained in this Form 10-Q was derived from the 2011 audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for an annual report.  The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements, including the notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

The Company’s management has evaluated all activity of the Company and concluded that subsequent events are properly reflected in the Company’s unaudited condensed consolidated financial statements and notes as required by U.S. GAAP.

Operating results and cash flows for the three months ended March 31, 2012 are not indicative of the results that may be expected for the year ending December 31, 2012.

2.     Recently Adopted and Recently Issued Accounting Standards

The following accounting standards have been adopted in 2012:

On January 1, 2012, the Company adopted Financial Accounting Standards Board (“FASB”) issued changes related to fair value measurement and disclosure.  The changes are the result of convergence with International Financial Reporting Standards and clarify certain fair value measurement concepts and expand on existing disclosure requirements on Level 3 fair value measurements.  The adoption of these changes did not have a material impact on the Company’s consolidated financial statements.

On January 1, 2012, the Company adopted FASB issued changes related to the presentation of comprehensive income.  The changes remove certain presentation options and require entities to report components of comprehensive income in either a continuous statement of comprehensive income or two separate but consecutive statements.  There were no changes to the items that are reported in other comprehensive income.  In December 2011, the FASB indefinitely deferred a requirement dealing with the presentation of reclassification adjustments out of accumulated other comprehensive income.  Other than the sequencing of financial statements, the adoption of these changes did not have an impact on the Company’s consolidated financial statements.

On January 1, 2012, the Company adopted FASB issued changes related to testing for goodwill impairment.  The changes allow for an assessment of qualitative factors to determine whether it is necessary to perform the two-step impairment test.  The adoption of these changes will not have an impact on the Company’s consolidated financial statements, but it may impact the manner in which the Company performs testing for goodwill impairment.

The following accounting standard has been issued and becomes effective for the Company at a future date:

In December 2011, the FASB issued changes related to offsetting assets and liabilities.  The changes require additional disclosure information regarding offsetting assets and liabilities to enable users of financial statements to understand the effect on financial position.  Management is currently evaluating these changes and believes that it may require additional disclosure, but will not have a material impact on the Company’s consolidated financial statements.  These changes become effective for the Company on January 1, 2013 with retrospective application required.

3.     Acquisitions and Dispositions

Acquisitions

Certain of the Company’s acquisitions in prior years included contingent consideration features for which defined goals needed to be met by the acquired business in order for payment of the consideration.  Each quarter until settlement of these contingencies, the Company assessed the likelihood that an acquired business would achieve the goals and the resulting fair value of the contingency.  In accordance with accounting standards for business combinations, these adjustments were recognized in operating income in the Condensed Consolidated Statements of Income as a component of the Other expenses line item.  The Company’s assessment of these performance goals resulted in the following reductions to previously recognized contingent consideration liabilities:

	Three Months Ended March 31
(In thousands)	2012	2011
Reduction of contingent consideration liabilities	$—	$3,966

All contingent consideration liabilities have been settled and there was no recorded contingent consideration liability as of March 31, 2012 or December 31, 2011.

Dispositions - Assets Held-for-Sale

Throughout the past several years and in conjunction with the 2011/2012 Restructuring Program and the Fourth Quarter 2010 Harsco Infrastructure Program, management approved the sale of certain long-lived assets throughout the Company’s operations.  At March 31, 2012 and December 31, 2011, assets held-for-sale of $3.3 million and $7.2 million, respectively were recorded as Other current assets on the Condensed Consolidated Balance Sheets.

4.   Accounts Receivable and Inventories

Accounts receivable consist of the following:

(In thousands)	March 31 2012	December 31 2011
Trade accounts receivable	$650,340	$636,304
Less: Allowance for doubtful accounts	(18,695)	(17,829)
Trade accounts receivable, net	$631,645	$618,475

Other receivables (a)	$34,955	$44,431

(a)            Other receivables include insurance claim receivables, employee receivables, tax claim receivables and other miscellaneous receivables not included in Trade accounts receivable, net.

The provision for doubtful accounts related to trade accounts receivable was as follows:

	Three Months Ended March 31
(In thousands)	2012	2011
Provision for doubtful accounts related to trade accounts receivable	$2,927	$2,166

Inventories consist of the following:

(In thousands)	March 31 2012	December 31 2011
Finished goods	$84,087	$78,445
Work-in-process	44,832	34,041
Raw materials and purchased parts	93,364	92,995
Stores and supplies	39,676	36,453
Total inventories	$261,959	$241,934

5.     Property, Plant and Equipment

Property, plant and equipment consists of the following:

(In thousands)	March 31 2012	December 31 2011
Land	$27,273	$26,729
Land improvements	18,684	17,960
Buildings and improvements	192,788	186,799
Machinery and equipment	3,003,796	2,977,521
Uncompleted construction	65,721	66,719
Gross property, plant and equipment	3,308,262	3,275,728
Less accumulated depreciation	(2,029,141)	(2,001,244)
Property, plant and equipment, net	$1,279,121	$1,274,484

6.     Goodwill and Other Intangible Assets

The following table reflects the changes in carrying amounts of goodwill by segment (there is no goodwill associated with the Harsco Industrial Segment) for the three months ended March 31, 2012:

(In thousands)	Harsco Metals & Minerals Segment	Harsco Infrastructure Segment	Harsco Rail Segment	Consolidated Totals
Balance at December 31, 2011	$411,876	$259,715	$9,310	$680,901
Changes to goodwill	—	(807)	—	(807)
Foreign currency translation	6,855	5,877	—	12,732
Balance at March 31, 2012	$418,731	$264,785	$9,310	$692,826

The Company’s 2011 annual goodwill impairment testing did not result in any impairment of the Company’s goodwill.  The fair values of the Harsco Metals business and the Harsco Infrastructure Segment exceeded carrying value by approximately 7.4% and 9.1%, respectively.  The Company tests for goodwill impairment annually, and whenever events or circumstances make it more likely than not that impairment may have occurred.  The Company performs its annual goodwill impairment test as of October 1 and monitors for interim triggering events on an ongoing basis.  The Company determined that as of March 31, 2012, no interim goodwill impairment testing was necessary.  There can be no assurance that the Company’s annual goodwill impairment testing will not result in a charge to earnings.  Should the Company’s analysis indicate a further degradation in the overall markets served by the Harsco Metals business or Harsco Infrastructure Segment, impairment losses for associated assets could be required.  Any impairment could result in the write-down of the carrying value of goodwill to its implied fair value.

Intangible assets by class consist of the following:

	March 31, 2012		December 31, 2011
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer related	$186,093	$124,415	$183,576	$119,708
Non-compete agreements	1,374	1,325	1,353	1,301
Patents	6,950	5,270	6,884	5,145
Technology related	29,738	15,466	29,497	14,614
Trade names	18,700	9,276	18,538	8,379
Other	11,461	8,115	10,749	7,949
Total	$254,316	$163,867	$250,597	$157,096

Amortization expense for intangible assets was as follows:

	Three Months Ended March 31
(In thousands)	2012	2011
Amortization expense for intangible assets	$5,308	$7,849

The estimated amortization expense for the next five fiscal years based on current intangible assets and excluding the potential effect of future foreign currency exchange rate fluctuations is as follows:

(In thousands)	2012	2013	2014	2015	2016
Estimated amortization expense	$17,500	$15,750	$13,500	$8,750	$7,500

7.     Debt and Credit Agreements

In March 2012, the Company entered into an Amended and Restated Five-Year Credit Agreement (“Credit Agreement”) in the amount of $525 million through a syndicate of 14 banks.   The Credit Agreement matures in March 2017.  The Company has the option to increase the amount of the Credit Agreement to $550 million.  The Credit Agreement amends and restates the Company’s multi-year revolving credit facility which was set to mature in December 2012.  There were no borrowings outstanding under the multi-year revolving credit facility upon execution of the Credit Agreement,

The Credit Agreement contains covenants stipulating a maximum debt to capital ratio of 60%; a maximum subsidiary consolidated indebtedness to consolidated tangible assets ratio of 10%; and a minimum total consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) to consolidated interest charges ratio of 3.0:1.  At March 31, 2012 the Company was in compliance with these covenants. Borrowings under the Credit Agreement are available in most major currencies with active markets and at interest rates based upon LIBOR, plus a margin.

During the three months ended March 31, 2012, the Company expensed $0.5 million of previously deferred financing costs associated with the multi-year revolving credit facility for banks which did not participate in the Credit Agreement or banks with decreased obligations under the Credit Agreement.

8.  Employee Benefit Plans

	Three Months Ended March 31
Defined Benefit Net Periodic Pension Cost	U. S. Plans		International Plans
(In thousands)	2012	2011	2012	2011
Defined benefit plans:
Service cost	$472	$392	$1,064	$1,094
Interest cost	3,209	3,389	11,378	11,983
Expected return on plan assets	(3,907)	(4,147)	(11,044)	(12,533)
Recognized prior service costs	47	62	99	104
Recognized losses	1,158	750	3,731	2,778
Amortization of transition liability	—	—	9	14
Settlement/curtailment loss (gain)	—	—	(1,696)	30
Defined benefit plans net periodic pension cost	$979	$446	$3,541	$3,470

Company Contributions	Three Months Ended March 31
(In thousands)	2012	2011
Defined benefit pension plans:
United States	$589	$448
International	18,612	16,854
Multiemployer pension plans	3,295	3,819
Defined contribution pension plans	4,949	4,708

The Company currently anticipates contributing an additional $8.7 million and $11.6 million for the U.S. and international defined benefit pension plans, respectively, during the remainder of 2012.

9.     Income Taxes

Income tax expense from continuing operations increased primarily due to certain losses from continuing operations being generated in jurisdictions where no tax benefit can be recognized for the three months ended March 31, 2012 compared with the three months ended March 31, 2011. The effective income tax rate related to continuing operations for the three months ended March 31, 2012 was 18.1% compared with 24.7% for the three months ended March 31, 2011.  The effective income tax rate changed primarily due to certain losses in jurisdictions where no tax benefit can be recognized.  This resulted in income tax expense despite an overall loss from continuing operations.

An income tax benefit from an uncertain tax position may be recognized when it is more-likely-than-not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on technical merits.  The unrecognized income tax benefit at March 31, 2012 was $44.2 million including interest and penalties.  Within the next twelve months, it is reasonably possible that up to $5.2 million of such amount will be recognized upon settlement of tax examinations and the expiration of various statutes of limitations.

10.  Commitments and Contingencies

Environmental

The Company is involved in a number of environmental remediation investigations and cleanups and, along with other companies, has been identified as a “potentially responsible party” for certain waste disposal sites.  While each of these matters is subject to various uncertainties, it is probable that the Company will agree to make payments toward funding certain of these activities and it is possible that some of these matters will be decided unfavorably to the Company.  The Company has evaluated its potential liability, and its financial exposure is dependent upon such factors as the continuing evolution of environmental laws and regulatory requirements, the availability and application of technology, the allocation of cost among potentially responsible parties, the years of remedial activity required and the remediation methods selected.  The Condensed Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011 include accruals in Other current liabilities of $2.4 million and $2.5 million, respectively, for environmental matters.  The amounts charged against pre-tax income related to environmental matters totaled $0.2 million for the three months ended March 31, 2012 and 2011.

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

Brazilian Tax Disputes

The Company is involved in a number of tax disputes with federal, state and municipal tax authorities in Brazil.  These disputes are at various stages of the legal process, including the administrative review phase and the collection action phase, and include assessments of fixed amounts of principal and penalties, plus interest charges that increase at statutorily determined amounts per month and are assessed on the aggregate amount of the principal and penalties.  In addition, the losing party at the collection action or court appeals phase could be subject to a charge to cover statutorily mandated legal fees, which are generally calculated as a percentage of the total assessed amounts due, inclusive of penalty and interest.  A large number of the claims relate to value-added (“ICMS”), services and social security tax disputes.  The largest proportion of the assessed amounts relate to ICMS claims filed by the State Revenue Authorities from the State of São Paulo, Brazil (the “SPRA”), encompassing the period from January 2002 to May 2005.

In October 2009, the Company received notification of the SPRA’s final administrative decision regarding the levying of ICMS in the State of São Paulo in relation to services provided to a customer in the State between January 2004 and May 2005.  As of March 31, 2012, the principal amount of the tax assessment from the SPRA with regard to this case is approximately $3 million, with penalty, interest and fees assessed to date increasing such amount by an additional $31 million.  Any increase in the aggregate amount since the Company’s last Annual Report on Form 10-K is due to an increase in assessed interest and statutorily mandated legal fees for the quarter.  All such amounts include the effect of foreign currency translation.

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

As of March 31, 2012, there are 18,730 pending asbestos personal injury claims filed against the Company.  Of these cases, 18,241 are pending in the New York Supreme Court for New York County in New York State.  The other claims, totaling 489, are filed in various counties in a number of state courts, and in certain Federal District Courts (including New York), and those complaints generally assert lesser amounts of damages than the New York State court cases or do not state any amount claimed.

As of March 31, 2012, the Company has obtained dismissal by stipulation, or summary judgment prior to trial, in 25,966 cases.

In view of the persistence of asbestos litigation nationwide, the Company expects to continue to receive additional claims.  However, there have been developments during the past several years, both by certain state legislatures and by certain state courts, which could favorably affect the Company’s ability to defend these asbestos claims in those jurisdictions.  These developments include procedural changes, docketing changes, proof of damage requirements and other changes that require plaintiffs to follow specific procedures in bringing their claims and to show proof of damages before they can proceed with their claim.  An example is the action taken by the New York Supreme Court (a trial court), which is responsible for managing all asbestos cases pending within New York County in the State of New York.  This Court issued an order in December 2002 that created a Deferred or Inactive Docket for all pending and future asbestos claims filed by plaintiffs who cannot demonstrate that they have a malignant condition or discernible physical impairment, and an Active or In Extremis Docket for plaintiffs who are able to show such medical condition.  As a result of this order, the majority of the asbestos cases filed against the Company in New York County have been moved to the Inactive Docket until such time as the plaintiffs can show that they have incurred a physical impairment.  At March 31, 2012, the Company has been listed as a defendant in 808 Active or In Extremis asbestos cases in New York County.  The Court’s Order has been challenged by some plaintiffs.

Except with regard to the legal costs in a few limited, exceptional cases, the Company’s insurance carrier has paid all legal and settlement costs and expenses to date related to the Company’s U.S. asbestos cases.  The Company has liability insurance coverage under various primary and excess policies that the Company believes will be available, if necessary, to substantially cover any liability that might ultimately be incurred on these claims.

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

Insurance liabilities are recorded when it is probable that a liability has been incurred for a particular event and the amount of loss associated with the event can be reasonably estimated.  Insurance reserves have been estimated based primarily upon actuarial calculations and reflect the undiscounted estimated liabilities for ultimate losses, including claims incurred but not reported.  Inherent in these estimates are assumptions that are based on the Company’s history of claims and losses, a detailed analysis of existing claims with respect to potential value, and current legal and legislative trends.  If actual claims differ from those projected by management, changes (either increases or decreases) to insurance reserves may be required and would be recorded through income in the period the change was determined.  When a recognized liability is covered by third-party insurance, the Company records an insurance claim receivable to reflect the covered liability.  Insurance claim receivables are included in Other receivables on the Company’s Condensed Consolidated Balance Sheets.  See Note 1, “Summary of Significant Accounting Policies,” to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 for additional information on Accrued Insurance and Loss Reserves.

11.  Reconciliation of Basic and Diluted Shares

	Three Months Ended
	March 31
(In thousands, except per share amounts)	2012	2011
Income (loss) from continuing operations attributable to Harsco Corporation common stockholders	$(28,963)	$12,256

Weighted-average shares outstanding - basic	80,579	80,695
Dilutive effect of stock-based compensation	—	249
Weighted-average shares outstanding - diluted	80,579	80,944

Earnings (loss) from continuing operations per common share, attributable to Harsco Corporation common stockholders:
Basic	$(0.36)	$0.15

Diluted	$(0.36)	$0.15

At March 31, 2012, the following average outstanding stock-based compensation units were not included in the three month computation of diluted earnings per share because the effect was antidilutive:

•                  Restricted stock units – 63,972

•                  Stock options – 460,000

•                  Stock appreciation rights – 55,992

•                  Other – 158,569

At March 31, 2011, all outstanding stock-based compensation units were included in the computation of diluted earnings per share.

12.  Derivative Instruments, Hedging Activities and Fair Value

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

All derivative instruments are recorded on the balance sheet at fair value.  Changes in the fair value of derivatives used to hedge foreign-currency-denominated balance sheet items are reported directly in earnings along with offsetting transaction gains and losses on the items being hedged.  Derivatives used to hedge forecasted cash flows associated with foreign currency commitments or forecasted commodity purchases may be accounted for as cash flow hedges, as deemed appropriate and if the criteria for hedge accounting are met.  Gains and losses on derivatives designated as cash flow hedges are deferred as a separate component of equity and reclassified to earnings in a manner that matches the timing of the earnings impact of the hedged transactions.  Generally, at March 31, 2012, these deferred gains and losses will be reclassified to earnings over 10 to 15 years from the balance sheet date.  The ineffective portion of all hedges, if any, is recognized currently in earnings.

The fair value of outstanding derivative contracts recorded as assets and liabilities on the Condensed Consolidated Balance Sheets at March 31, 2012 and December 31, 2011 were as follows:

	Asset Derivatives		Liability Derivatives
(In thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
March 31, 2012
Derivatives designated as hedging instruments:
Foreign currency forward exchange contracts	Other current assets	$28	Other current liabilities	$—
Cross currency interest rate swaps	Other assets	38,289	Noncurrent liabilities	5,353
Total derivatives designated as hedging instruments		$38,317		$5,353

Derivates not designated as hedging instruments:
Foreign currency forward exchange contracts	Other current assets	$518	Other current liabilities	$1,488

	Asset Derivatives		Liability Derivatives
(In thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
December 31, 2011
Derivatives designated as hedging instruments:
Foreign currency forward exchange contracts	Other current assets	$274	Other current liabilities	$—
Cross currency interest rate swaps	Other assets	44,636	Noncurrent liabilities	1,792
Total derivatives designated as hedging instruments		$44,910		$1,792

Derivates not designated as hedging instruments:
Foreign currency forward exchange contracts	Other current assets	$2,912	Other current liabilities	$1,207

The effect of derivative instruments on the Condensed Consolidated Statements of Income and the Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2012 and 2011 was as follows:

Derivatives Designated as Hedging Instruments

(In thousands)	Amount of Gain (Loss) Recognized in Other Comprehensive Income (“OCI”) on Derivative - Effective Portion	Location of Gain (Loss) Reclassified from Accumulated OCI into Income - Effective Portion	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income - Effective Portion	Location of Gain (Loss) Recognized in Income on Derivative - Ineffective Portion and Amount Excluded from Effectiveness Testing	Amount of Gain (Loss) Recognized in Income on Derivative - Ineffective Portion and Amount Excluded from Effectiveness Testing
For the three months ended March 31, 2012:
Foreign currency forward exchange contracts	$(362)	Cost of services and products sold	$34		$—
Cross-currency interest rate swaps	1,339		—	Cost of services and products sold	(11,247	) (a)
	$977		$34		$(11,247)

For the three months ended March 31, 2011:
Foreign currency forward exchange contracts	$(527)		$—		$—
Cross-currency interest rate swaps	7,821		—	Cost of services and products sold	(18,781	) (a)
	$7,294		$—		$(18,781)

(a)   These gains (losses) offset foreign currency fluctuation effects on the debt principal.

Derivatives Not Designated as Hedging Instruments

	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative for the Three Months Ended March 31 (a)
(In thousands)		2012	2011
Foreign currency forward exchange contracts	Cost of services and products sold	$(4,694)	$(5,121)

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

The Company uses derivative instruments to hedge cash flows related to foreign currency fluctuations.  At March 31, 2012 and December 31, 2011, the Company had $311.1 million and $324.5 million of contracted amounts, respectively, of foreign currency forward exchange contracts outstanding.  These contracts are part of a worldwide program to minimize foreign currency exchange operating income and balance sheet exposure by offsetting foreign currency exposures of certain future payments between the Company and its various subsidiaries, vendors or customers.  The unsecured contracts outstanding at March 31, 2012 mature at various times within three months and are with major financial institutions.  The Company may be exposed to credit loss in the event of non-performance by the contract counterparties.  The Company evaluates the creditworthiness of the counterparties and does not expect default by them.  Foreign currency forward exchange contracts are used to hedge commitments, such as foreign currency debt, firm purchase commitments and foreign currency cash flows for certain export sales transactions.

The following tables summarize, by major currency, the contractual amounts of the Company’s foreign currency forward exchange contracts in U.S. dollars at March 31, 2012 and December 31, 2011.  The “Buy” amounts represent the U.S. dollar equivalent of commitments to purchase foreign currencies, and the “Sell” amounts represent the U.S. dollar equivalent of commitments to sell foreign currencies.  The recognized gains and losses offset amounts recognized in cost of services and products sold principally as a result of intercompany or third party foreign currency exposures.

March 31, 2012

(In thousands)	Type	U.S. Dollar Equivalent	Maturity	Recognized Gain (Loss)
British pounds sterling	Sell	$2,776	April 2012	$(4)
British pounds sterling	Buy	2,405	April 2012	3
Euros	Sell	185,694	April 2012 through June 2012	(1,144)
Euros	Buy	106,894	April 2012 through June 2012	88
Other currencies	Sell	4,384	April 2012 through June 2012	(10)
Other currencies	Buy	8,947	April 2012	125
Total		$311,100		$(942)

December 31, 2011

(In thousands)	Type	U.S. Dollar Equivalent	Maturity	Recognized Gain (Loss)
British pounds sterling	Sell	$18,350	January 2012	$(20)
British pounds sterling	Buy	4,364	January 2012	(12)
Euros	Sell	178,889	January 2012 through October 2012	2,345
Euros	Buy	105,247	January 2012 through April 2012	(878)
Other currencies	Sell	2,957	January 2012 through March 2012	62
Other currencies	Buy	14,656	January 2012	235
Total		$324,463		$1,732

In addition to foreign currency forward exchange contracts, the Company designates certain loans as hedges of net investments in foreign subsidiaries.  The Company recorded pre-tax net losses of $4.3 million and $6.9 million during the three months ended March 31, 2012 and 2011, respectively into Accumulated other comprehensive loss, which is a separate component of stockholders’ equity.

Cross-Currency Interest Rate Swaps

The Company uses cross-currency interest rate swaps in conjunction with certain debt issuances in order to secure a fixed local currency interest rate.  Under these cross-currency interest rate swaps, the Company receives interest based on a fixed or floating U.S. dollar rate and pays interest on a fixed local currency rate based on the contractual amounts in dollars and the local currency, respectively.  The cross-currency interest rate swaps are recorded on the Condensed  Consolidated Balance Sheets at fair value, with changes in value attributed to the effect of the swaps’ interest spread recorded in Accumulated other comprehensive loss, which is a separate component of equity.  Changes in value attributed to the effect of foreign currency fluctuations are recorded in the income statement and offset currency fluctuation effects on the debt principal.

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

At March 31, 2012 and December 31, 2011, all derivative assets and liabilities were valued at Level 2 of the fair value hierarchy.  The following table indicates the different financial instruments of the Company at March 31, 2012 and December 31, 2011:

Level 2 Fair Value Measurements

(In thousands)	March 31 2012	December 31 2011
Assets
Foreign currency forward exchange contracts	$546	$3,186
Cross-currency interest rate swaps	38,289	44,636

Liabilities
Foreign currency forward exchange contracts	1,488	1,207
Cross-currency interest rate swaps	5,353	1,792

The following table reconciles the beginning and ending balances for liabilities measured on a recurring basis using unobservable inputs (Level 3) for the three months ended March 31:

	Three Months Ended March 31
(In thousands)	2012	2011
Balance at beginning of period	$—	$3,872
Acquisitions during the period	—	—
Fair value adjustments included in earnings	—	(3,966)
Effect of exchange rate changes	—	94
Balance at end of period	$—	$—

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

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and short-term borrowings approximate fair value due to the short-term maturities of these assets and liabilities.  At March 31, 2012 and December 31, 2011, the total fair value of long-term debt, including current maturities, was $1.0 billion and $935.1 million, respectively, compared to carrying value of $935.5 million and $857.4 million, respectively.  Fair values for debt are based on quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities.

13. Review of Operations by Segment

	Three Months Ended March 31
(In thousands)	2012	2011
Revenues From Continuing Operations
Harsco Metals & Minerals	$359,951	$391,737
Harsco Infrastructure	237,972	261,567
Harsco Rail	68,048	62,602
Harsco Industrial	86,364	63,149
Total revenues from continuing operations	$752,335	$779,055
Operating Income (Loss) From Continuing Operations
Harsco Metals & Minerals	$22,311	$28,605
Harsco Infrastructure	(53,542)	(17,491)
Harsco Rail	9,331	8,123
Harsco Industrial	13,998	10,674
Corporate	(4,785)	(875)
Total operating income (loss) from continuing operations	$(12,687)	$29,036

Reconciliation of Segment Operating Income (Loss) to Income (Loss) From Continuing Operations Before Income Taxes and Equity Income

	Three Months Ended March 31
(In thousands)	2012	2011
Segment operating income (loss)	$(7,902)	$29,911
General corporate	(4,785)	(875)
Operating income (loss) from continuing operations	(12,687)	29,036
Interest income	674	720
Interest expense	(12,824)	(11,935)
Income (loss) from continuing operations before income taxes and equity income	$(24,837)	$17,821

14.  Other Expenses

This income statement classification includes restructuring costs for employee termination benefits, product rationalization and costs to exit activities; former CEO separation costs; net gains on the disposal of non-core assets; and business combination accounting adjustments for contingent consideration related to acquisitions by the Company.

	Three Months Ended March 31
(In thousands)	2012	2011
Restructuring costs (see Note 15)	$35,449	$4,836
Former CEO separation costs	4,125	—
Net gains from sale of non-core assets	(401)	(1,056)
Contingent consideration adjustments	—	(3,966)
Other	919	657
Other expenses	$40,092	$471

15.  Restructuring Programs

The Company instituted restructuring programs in 2010 and 2011 as detailed below.  The overall objective of the programs is to balance short-term profitability goals with long-term strategies to establish platforms upon which the affected businesses can grow with reduced fixed investment and generate annual operating expense savings.  The programs have been instituted in response to the continuing impact of global financial and economic uncertainty on the Company’s end markets, particularly in the Company’s Harsco Infrastructure Segment.

Within the Harsco Infrastructure Segment, these restructuring programs are part of an ongoing transformation strategy to improve organizational efficiency and enhance profitability and stockholder value.  The strategy includes optimizing the Segment as a more streamlined, efficient, cost-effective, disciplined and market-focused global platform.

2011/2012 Restructuring Program

Under the 2011/2012 Restructuring Program, the Company is optimizing rental assets and sale inventories by removing redundant and/or non-core assets under an expanded product rationalization and branch structure reduction program undertaken in its Harsco Infrastructure Segment; optimizing office structures in the Harsco Infrastructure and Harsco Metals & Minerals Segments; and reducing the global workforce, in the Harsco Infrastructure and Harsco Metals & Minerals Segments.  As previously disclosed in the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2011, the Company incurred approximately $101 million in pre-tax charges under this program in 2011. Additional charges of approximately $97 million are expected to be incurred in 2012.  Benefits under this program, in the form of reduced costs, are expected to be over $36 million in 2012 and more than $65 million when fully annualized in 2013.

The restructuring accrual for the 2011/2012 Restructuring Program at March 31, 2012 and the activity for the three months then ended are as follows:

(In thousands)	Accrual December 31 2011	Additional Expenses Incurred (a)	Non-Cash Charges / Adjustments	Net Cash Expenditures	Foreign Currency Translation	Remaining Accrual March 31 2012
Harsco Infrastructure Segment
Employee termination benefit costs	$14,500	$4,243	$(299)	$(9,302)	$527	$9,669
Cost to exit activities	2,833	23,204	253	(15,326)	51	11,015
Total Harsco Infrastructure Segment (b)	17,333	27,447	(46)	(24,628)	578	20,684

Harsco Metals & Minerals Segment
Employee termination benefit costs	12,737	(205)	—	(2,925)	(2)	9,605

Harsco Rail Segment
Employee termination benefit costs	50	—	—	(50)	—	—

Harsco Corporate
Employee termination benefit costs	351	74	—	(266)	—	159
Total	$30,471	$27,316	$(46)	$(27,869)	$576	$30,448

(a)          Includes principally the recognition of additional expenses due to timing considerations under U.S. GAAP, as well as adjustments to previously recorded restructuring charges resulting from changes in facts and circumstances in the implementation of these activities.

(b)         The table does not include $8.1 million of non-cash product rationalization expense or $7.3 million of proceeds from asset sales under the 2011/2012 Restructuring Program for this Segment as these items did not impact the restructuring accrual during the quarter.

Cash expenditures related to the remaining accrual at March 31, 2012 are expected to be paid principally throughout the remainder of 2012 with certain exit activity costs for lease terminations expected to be paid over the remaining life of the leases.

Fourth Quarter 2010 Harsco Infrastructure Program

Under the Fourth Quarter 2010 Harsco Infrastructure Program, the Harsco Infrastructure Segment reduced its branch structure; consolidated and/or closed administrative office locations; reduced its global workforce; and rationalized its product lines.

The restructuring accrual for the Fourth Quarter 2010 Harsco Infrastructure Program at March 31, 2012 and the activity for the three months then ended are as follows:

(In thousands)	Accrual December 31 2011	Adjustments to Previously Recorded Restructuring Charges (a)	Cash Expenditures	Foreign Currency Translation	Remaining Accrual March 31 2012
Harsco Infrastructure Segment
Cost to exit activities	$11,929	$(234)	$(870)	$107	$10,932
Employee termination benefit costs	211	(147)	(61)	(3)	—
Other	7	(5)	—	(2)	—
Total	$12,147	$(386)	$(931)	$102	$10,932

(a)          Adjustments to previously recorded restructuring charges resulted from changes in facts and circumstances in the implementation of these activities.

Approximately one-third of the remaining accrual at March 31, 2012 related to this program is expected to be paid throughout 2012.  Approximately $6.3 million related to payment of multiemployer pension plan withdrawal liabilities is expected to be paid through 2023 under contractual payment terms with the related plan administrators.  Certain exit activity costs for lease terminations are expected to be paid over the remaining life of the leases.

Prior Restructuring Programs

Other restructuring actions were undertaken in 2010, in addition to the Fourth Quarter 2010 Harsco Infrastructure Program described above, to reduce the Company’s cost structure.

The restructuring accrual for those prior restructuring programs at March 31, 2012 and the activity for the year then ended are as follows:

(In thousands)	Accrual December 31 2011	Cash Expenditures	Foreign Currency Translation	Remaining Accrual March 31 2012
Harsco Metals & Minerals Segment
Employee termination benefit costs	$1,280	$—	$26	$1,306
Cost to exit activities	727	(34)	1	694
Total	$2,007	$(34)	$27	$2,000

The majority of the remaining cash expenditures of $2.0 million related to these actions are expected to be paid throughout 2012 and 2013.

ITEM 2.                 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements as well as the Company’s audited consolidated financial statements, including the notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, which includes additional information about the Company’s critical accounting policies, contractual obligations, practices and the transactions that support the financial results, and provides a more comprehensive summary of the Company’s outlook, trends and strategies for 2012 and beyond.

Certain amounts included in Item 2 of this Quarterly Report on Form 10-Q are rounded in millions and all percentages are calculated based on actual amounts.  As a result, minor differences may exist due to rounding.

Forward-Looking Statements

The nature of the Company’s business and the many countries in which it operates subject it to changing economic, competitive, regulatory and technological conditions, risks and uncertainties.  In accordance with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company provides the following cautionary remarks regarding important factors that, among others, could cause future results to differ materially from the results contemplated by forward-looking statements, including the expectations and assumptions expressed or implied herein.  Forward-looking statements contained herein could include, among other things, statements about the Company’s management’s confidence and strategies for performance; expectations for new and existing products, technologies and opportunities; and expectations regarding growth, sales, cash flows, earnings and Economic Value Added (“EVA®”).  These statements can be identified by the use of such terms as “may,” “could,” “expect,” “anticipate,” “intend,” “believe” or other comparable terms.

Factors that could cause actual results to differ, perhaps materially, from those implied by the forward-looking statements include, but are not limited to:  (1) changes in the worldwide business environment in which the Company operates, including general economic conditions; (2) changes in currency exchange rates, interest rates, commodity and fuel costs and capital costs; (3) changes in the performance of stock and bond markets that could affect, among other things, the valuation of the assets in the Company’s pension plans and the accounting for pension assets, liabilities and expenses; (4) changes in governmental laws and regulations, including environmental, tax and import tariff standards; (5) market and competitive changes, including pricing pressures, market demand and acceptance for new products, services and technologies; (6) unforeseen business disruptions in one or more of the many countries in which the Company operates due to political instability, civil disobedience, armed hostilities, public health issues or other calamities; (7) the seasonal nature of the Company’s business; (8) the Company’s ability to successfully enter into new contracts and complete new acquisitions or strategic ventures in the timeframe contemplated, or at all; (9) the integration of the Company’s strategic acquisitions; (10) the amount and timing of repurchases of the Company’s common stock, if any; (11) ongoing global financial and credit crises and economic conditions generally, which could result in the Company’s customers curtailing development projects, construction, production and capital expenditures, which, in turn, could reduce the demand for the Company’s products and services and, accordingly, the Company’s revenues, margins and profitability; (12) the outcome of any disputes with customers; (13) the financial condition of the Company’s customers, including the ability of customers (especially those that may be highly leveraged and those with inadequate liquidity) to maintain their credit availability;  (14) the Company’s ability to successfully implement and receive the expected benefits of cost-reduction and restructuring initiatives, including the achievement of expected cost savings in the expected time frame; (15) risk and uncertainty associated with intangible assets; and (16) other risk factors listed from time to time in the Company’s SEC reports.  A further discussion of these, along with other potential risk factors, can be found in Part I, Item 1A, “Risk Factors,” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.  The Company cautions that these factors may not be exhaustive and that many of these factors are beyond the Company’s ability to control or predict.  Accordingly, forward-looking statements should not be relied upon as a prediction of actual results.  The Company undertakes no duty to update forward-looking statements except as may be required by law.

Executive Overview

Revenues by Segment	Three Months Ended March 31
(In millions)	2012	2011	Change	%
Harsco Metals & Minerals	$360.0	$391.7	$(31.8)	(8.1)%
Harsco Infrastructure	238.0	261.6	(23.6)	(9.0)
Harsco Rail	68.0	62.6	5.4	8.7
Harsco Industrial	86.4	63.1	23.2	36.8
Total revenues	$752.3	$779.1	$(26.7)	(3.4)%

Revenues by Region	Three Months Ended March 31
(In millions)	2012	2011	Change	%
Western Europe	$278.6	$308.1	$(29.5)	(9.6)%
North America	273.1	264.3	8.8	3.3
Latin America (a)	87.1	81.5	5.5	6.8
Middle East and Africa	37.4	50.9	(13.5)	(26.5)
Asia-Pacific	49.2	45.3	3.9	8.7
Eastern Europe	26.9	28.9	(2.0)	(6.9)
Total revenues	$752.3	$779.1	$(26.7)	(3.4)%

(a)          Includes Mexico.

Revenues for the Company during the first quarter of 2012 were $752.3 million compared with $779.1 million in the first quarter of 2011.  Foreign currency translation decreased revenues by $14.2 million for the first quarter of 2012 in comparison with the first quarter of 2011.  The Company generated lower revenues in the first quarter 2012 in the Harsco Metals & Minerals Segment due to decreased production resulting principally from contracts that have been exited or not renewed due to the Company’s minimum return requirements, as well decreased steel production by customers.  In the Harsco Infrastructure Segment, reduced revenues were due to decreased volumes of equipment rentals and erection and dismantling services, principally in North America and Europe.  These reductions were partially offset by higher revenues in the Harsco Rail Segment due to increased contract services revenues and equipment sales, and the Harsco Industrial Segment due to increased demand in energy-related markets.

Revenues from emerging markets (those outside North America and Western Europe) were approximately 27% of total revenues in the first quarter of 2012 compared with 26% for the first quarter of 2011.

Operating Income (Loss) by Segment	Three Months Ended March 31
(In millions)	2012	2011	Change	%
Harsco Metals & Minerals	$22.3	$28.6	$(6.3)	(22.0)%
Harsco Infrastructure	(53.5)	(17.5)	(36.1)	(206.1)
Harsco Rail	9.3	8.1	1.2	14.9
Harsco Industrial	14.0	10.7	3.3	31.1
Corporate	(4.8)	(0.9)	(3.9)	(446.9)
Total operating income (loss)	$(12.7)	$29.0	$(41.7)	(143.7)%

	Three Months Ended March 31
Operating Margins	2012	2011
Harsco Metals & Minerals	6.2%	7.3%
Harsco Infrastructure	(22.5)	(6.7)
Harsco Rail	13.7	13.0
Harsco Industrial	16.2	16.9
Consolidated operating margin	(1.7)%	3.7%

The operating loss from continuing operations for the first quarter of 2012 was $12.7 million compared with operating income from continuing operations of $29.0 million in the first quarter of 2011.  This decrease was principally driven by $35.4 million of pre-tax restructuring charges associated with the 2011/2012 Restructuring Program.  Decreased customer steel production, due partially to contracts that expired and were not renewed, in the Harsco Metals & Minerals Segment also reduced operating income, as did former CEO separation costs at Corporate.  This was partially offset by increased operating income in the Harsco Industrial Segment due to overall strength in the energy-related markets served by these businesses.  Diluted loss per share from continuing operations for the first quarter of 2012 was $0.36 compared with diluted earnings per share from continuing operations of $0.15 for the first quarter of 2011.

Savings realized under the 2011/2012 Restructuring Program had a positive pre-tax effect on operating income of approximately $7 million in the first quarter of 2012.  Under the 2011/2012 Restructuring Program, the Company expects to realize savings of approximately $36 million in 2012 and $65 million on an annualized basis in 2013.  These estimates have not changed from prior reported estimates.  Savings under the Company’s Fourth Quarter 2010 Harsco Infrastructure Program have previously been estimated at $60 million per year and the Company expects to realize that amount in 2012 from the 2010 actions.

The Company continues to have sufficient available liquidity and has been able to obtain all necessary financing.  The Company currently expects operational and business needs to be met with cash from operations for 2012, although short-term borrowings may be made from time to time due to historical patterns of seasonal cash flow and for the funding of various projects.  See Liquidity and Capital Resources under Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion on cash flows.

Harsco Metals & Minerals Segment:

Significant Impacts on Revenues (In millions)	Three Months Ended March 31
Revenues — 2011	$391.7
Net decreased price/volume	(23.1)
Impact of foreign currency translation	(8.6)
Revenues — 2012	$360.0

Significant Impacts on Operating Income:

•                  Lower global steel production and demand.  Overall, steel production by customers under services contracts was down 13% year-over-year, reflecting primarily the impact of non-renewal of contracts as the Company exited lower-margin contracts.

•                  Negative impact due to higher fuel costs.

•                  These impacts were partially offset by improved results from this Segment’s roofing granules and abrasives business and overall cost reductions from the 2011/2012 Restructuring Program.

Harsco Infrastructure Segment:

Significant Impacts on Revenues (In millions)	Three Months Ended March 31
Revenues — 2011	$261.6
Net decreased volume	(13.4)
Impact of foreign currency translation	(5.2)
Impact of the sale of two lines of business	(5.0)
Revenues — 2012	$238.0

Significant Impacts on Operating Income:

•                  During the first quarter of 2012, a pre-tax restructuring charge of $35.6 million was incurred as part of the 2011/2012 Restructuring Program.

•                  Decreased volumes of equipment rentals and erection and dismantling services, primarily in North America and Europe.

•                  These impacts were partially offset by the realization of expected cost savings resulting from restructuring initiatives implemented in 2010 and 2011.

Harsco Rail Segment:

Significant Effects on Revenues (In millions)	Three Months Ended March 31
Revenues — 2011	$62.6
Net increased volume	5.4
Revenues — 2012	$68.0

Significant Effects on Operating Income:

•                  Stronger than anticipated performance in the first quarter of 2012 was the result of higher contract services revenues and equipment sales compared with the first quarter of 2011.

•                  Certain parts and equipment sales previously expected to occur in the second quarter of 2012 were realized in the first quarter of 2012.

Harsco Industrial Segment:

Significant Effects on Revenues (In millions)	Three Months Ended March 31
Revenues — 2011	$63.1
Net increased price/volume	23.7
Impact of foreign currency translation	(0.4)
Revenues — 2012	$86.4

Significant Effects on Operating Income:

•                  Increased market demand with gains in market share and overall economic improvement in the principally energy-related markets served by these businesses.

•                  Operating income was negatively impacted by higher year-over-year material costs.

Outlook, Trends and Strategies

In addition to items noted in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, the following significant items, risks, trends and strategies are expected to affect the Company for the remainder of 2012 and beyond:

•                  The Company will continue to place a strong focus on expansion into targeted emerging markets to improve the balance of its geographic footprint.  More specifically, the Company’s global growth strategies include steady, targeted expansion, particularly in Asia-Pacific, the Gulf Region of the Middle East and Africa and Latin America to further complement the Company’s already strong presence throughout Europe and North America.  Although the Harsco Metals & Minerals Segment will continue to feel the impact of non-renewed contracts that did not meet minimum return requirements, underlying growth for the Company overall is also expected to be achieved through the provision of additional services to existing customers; new contracts in both developed and targeted growth markets; and targeted strategic ventures and partnerships in strategic countries and market sectors.  This strategy is targeted to result in approximately 35% of revenue from emerging markets by 2015.  This growth will come both organically and through investments such as the previously announced China’s Taiyuan Iron & Steel (Group) Co, Ltd. (“TISCO”) strategic venture.  Over time, a balanced geographic footprint should also benefit the Company through further diversification of its customer base.

•                  The Company’s intention with regard to the use of operating cash flow is to take a balanced approach.  The first use of cash flows will be to continue to pay the Company’s cash dividend, which has been paid every year since 1939.  Second, the Company plans to allocate capital expenditures to projects that have the appropriate long-term return characteristics.

•                  Management will continue to be very selective and disciplined in allocating capital, choosing projects with the highest Economic Value Added (“EVA®”) potential and return on capital employed.

•                  The Company has maintained a capital structure with a balance sheet debt to capital ratio approximating 40% for the last several years.  That ratio has increased to 44.4% at March 31, 2012 primarily due to decreased equity resulting from restructuring charges incurred in 2011 and 2012; foreign currency translation adjustments and pension liability adjustments in 2011, including a deferred tax valuation allowance recorded related to U.K. pension liabilities; and higher outstanding commercial paper balances.  The effective income tax rate for 2012 is currently expected to be approximately 27%.

•                  A majority of the Company’s revenue is generated from customers located outside the United States, and a substantial portion of the Company’s assets and employees are located outside the United States.  United States income tax and international withholding taxes have not been provided on undistributed earnings for certain non-U.S. subsidiaries as the Company considers such earnings as indefinitely reinvested in the operations of those subsidiaries.  Any tax reform that reduces the Company’s ability to defer U.S. taxes on profit indefinitely reinvested outside the United States could have a negative impact on the Company’s ability to compete in the global marketplace.  The Company does not believe that substantive U.S. legislative corporate tax reform is realistic for 2012, given the current U.S. political environment.  However, the Company will monitor events in the U.S. Legislature closely for any favorable or unfavorable legislation.

•                  Fluctuations in the U.S. dollar can have significant impacts in the Harsco Metals & Minerals and Harsco Infrastructure Segments, as approximately 80% of the revenues generated in these Segments are from outside the United States.

•                  Volatility in energy and commodity costs (e.g., diesel fuel, natural gas, steel, etc.) and worldwide demand for these commodities could impact the Company’s operations, both in cost increases or decreases to the extent that such increases or decreases are not passed on to customers.  However, volatility in energy and commodity costs may provide additional service opportunities for the Harsco Metals & Minerals Segment as customers may outsource more services to reduce overall costs.  Volatility may also affect opportunities in the Harsco Infrastructure Segment for additional plant maintenance and capital improvement projects.  Similarly, natural gas price volatility may affect opportunities in the Harsco Industrial Segment.

•                  Defined benefit net periodic pension costs for 2012 are expected to be approximately $9 million higher than 2011.  Contributing to this increased expense are lower discount rates at December 31, 2011 and a lower than expected return on plan assets in 2011.  These two factors are primary drivers of the Company’s defined benefit net periodic pension costs as, substantially all of the Company’s significant defined benefit plans have been frozen to eliminate future service benefits.

•                  The Company may be required to record impairment charges in the future to the extent it cannot generate future cash flows at a level sufficient to recover the net book value of a reporting unit.  As part of the Company’s annual goodwill impairment testing, estimates of fair value are based on assumptions regarding future operating cash flows and growth rates of each reporting unit, the weighted-average cost of capital (“WACC”) applied to these cash flows and current market estimates of value.  Based on the uncertainty of future growth rates and other assumptions used to estimate goodwill recoverability, future reductions in a reporting unit’s cash flows could cause a material non-cash impairment charge to goodwill, which could have a material adverse effect on the Company’s results of operations and financial condition.  See Application of Critical Accounting Policies under Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Harsco Metals & Minerals Segment:

•                  The Harsco Metals & Minerals Segment is expected to show improved operating margins and overall returns in the second half of 2012.  End market activity is expected to continue to be down year-over-year in the second quarter of 2012, due principally to the impact of non-renewed contracts that did not meet minimum return requirements and European and Middle East market conditions. Improvement is expected in the second half of the year.  The second half of 2012 should also benefit from continued new contract signings and restructuring actions.

•                  The 25-year environmental solutions contract for on-site metal recovery in China that was awarded in July 2011 to the Company’s previously announced venture with Taiyuan Iron & Steel (Group) Co., Ltd. (“TISCO”) will effectively address the environmentally beneficial processing and metal recovery of TISCO’s stainless and carbon steel slag production by-products across a range of potential commercial applications.  The Company anticipates that the venture has the potential to generate new revenues of an estimated $30 million per year initially, beginning after the start-up of operations in the fourth quarter of 2012, and ramping up to a projected run rate of approximately $50 million to $60 million per year when fully operational.  The Company and TISCO will respectively share a 60%-40% relationship in the partnership and the Company consolidates the financial statements of the venture.

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

Harsco Infrastructure Segment:

•                  The Company expects this Segment to realize an operating loss for 2012 due to the substantial restructuring expenses that will be incurred under the 2011/2012 Restructuring Program.

•                  As expected, this Segment is realizing the anticipated cost benefits resulting from the successful implementation of the Fourth Quarter 2010 Harsco Infrastructure Restructuring Program and the 2011/2012 Restructuring Program.  The Company currently expects to see the full benefit of Fourth Quarter 2010 Harsco Infrastructure Restructuring Program

in 2012 and the full benefits of the 2011/2012 Restructuring Program in 2013. However, other factors including higher pension costs are expected to partially offset these benefits.

•                  The Company has initiated strategies to reposition the Harsco Infrastructure Segment and is focusing increasingly on projects in the global industrial maintenance and civil infrastructure construction sectors; as well as developing this business in economies outside the United States and Western Europe that have greater prospects for both near-term and long-term growth.  The Segment has been shifting from small, essentially independent branches that serve smaller projects to an integrated business with resources able to focus on larger projects that will have a longer duration and which require highly engineered solutions.  Local focus on the customer will continue, and customer service should improve through coordinated asset management, sales effectiveness and operational excellence.

Harsco Rail Segment:

•                  The Harsco Rail Segment entered 2012 with a strong order book and encouraging bidding activity and is again expected to show strong full-year results.  It should be noted that the second quarter of 2011 included an $8.0 million pre-tax one-time benefit.  As previously noted, this benefit related to the completion of the first phase of this Segment’s large equipment order to the Ministry of Railways of China.  This benefit will not repeat in 2012.

•                  The outlook for this Segment continues to be favorable.  The global demand for railway maintenance-of-way equipment, parts, and services continues to be strong and the Class I railroads in the United States continue to report strong freight shipments, a positive indication of further opportunities for this Segment in 2012.

•                  International demand for Harsco Rail’s track maintenance services, equipment and parts has been strong as reflected in global bidding activity.  This is expected to continue into the long-term.  The Harsco Rail Segment expects to develop a larger presence in certain developing countries as track construction and maintenance needs grow.  Additionally, sales opportunities along with strategic acquisitions and/or joint ventures in the Harsco Rail Segment will be considered if the appropriate strategic opportunities arise.

Harsco Industrial Segment:

•                  The outlook for the Harsco Industrial Segment for the remainder of 2012 is somewhat restrained.  This Segment expects to see continued growth in both revenues and income in 2012 and beyond, principally due to its focus on the energy sector, its globalization of the business and a renewed emphasis on product development and differentiation.  However, recent low natural gas prices could have a negative impact on this Segment’s future order activity.

•                  Worldwide supply and demand for steel and other commodities impact raw material costs for the Harsco Industrial Segment.  The Company has implemented strategies to help mitigate, but not eliminate, the potential impact that changes in steel and other commodity prices could have on operating income.  If steel or other commodity costs associated with the Company’s manufactured products increase and the costs cannot be passed on to the Company’s customers, operating income would be adversely affected.  Conversely, reduced steel and other commodity costs would improve operating income to the extent such savings are not transferred to customers.

Results of Operations

	Three Months Ended March 31
(Dollars in millions, except per share amounts)	2012	2011
Revenues from continuing operations	$752.3	$779.1
Cost of services and products sold	593.7	610.4
Selling, general and administrative expenses	129.2	137.8
Other expenses	40.1	0.5
Operating income (loss) from continuing operations	(12.7)	29.0
Interest expense	12.8	11.9
Income tax expense	4.5	4.4
Income (loss) from continuing operations	(29.2)	13.6
Diluted earnings (loss) per common share from continuing operations attributable to Harsco Corporation common stockholders	(0.36)	0.15
Effective income tax rate for continuing operations	18.1%	24.7%

Comparative Analysis of Consolidated Results

Revenues

Revenues for the first quarter of 2012 decreased $26.7 million or 3% from the first quarter of 2011.  This decrease was attributable to the following significant items:

Change in Revenues — 2012 vs. 2011	Three Months
(In millions)	Ended March 31
Net decreased revenues in the Harsco Metals & Minerals Segment due principally to contracts that have been exited or not renewed due to the Company’s minimum return requirements, as well decreased steel production by customers.	$(23.1)
Effect of foreign currency translation.	(14.2)
Net decreased revenues in the Harsco Infrastructure Segment due principally to decreased volumes in equipment rentals and erection and dismantling services, principally in North America and the U.K.	(13.4)
Impact of the sale of two lines of business in the Harsco Infrastructure Segment.	(5.0)
Increased market demand with gains in market share and overall economic improvement in the principally energy-related markets served by these businesses in the Harsco Industrial Segment.	23.7
Net increased revenues in the Harsco Rail Segment due principally to increased contract services revenues and equipment sales.	5.4
Total change in revenues — 2012 vs. 2011	$(26.7)

Cost of Services and Products Sold

Costs of services and products sold for the first quarter of 2012 decreased $16.8 million or 3% from the first quarter of 2011.  This decrease was attributable to the following significant items:

Change in Cost of Services and Products Sold — 2012 vs. 2011	Three Months
(In millions)	Ended March 31
Decreased costs due to changes in revenues (exclusive of the effect of foreign currency translation, and including the impact of increased energy and fluctuations in commodity costs included in selling prices).	$(12.1)
Effect of foreign currency translation.	(11.2)
Principally product mix and higher costs, including commodities,	6.5
Total change in cost of services and products sold — 2012 vs. 2011	$(16.8)

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the first quarter of 2012 decreased $8.6 million or 6% from the first quarter of 2011.  Selling, general and administrative expenses as a percentage of revenues decreased to 17% from 18% for the first quarter of 2012 compared with the first quarter of 2011.  The change in selling, general and administrative expenses was attributable to the following significant items:

Change in Selling, General and Administrative Expenses — 2012 vs. 2011	Three Months
(In millions)	Ended March 31
Decreased compensation expense due to the realization of cost savings benefits from restructuring activities.	$(4.8)
Effect of foreign currency translation.	(2.5)
Decreased professional fees.	(1.4)
Other, net.	0.1
Total change in selling, general and administrative expenses — 2012 vs. 2011	$(8.6)

Other Expenses

This income statement classification includes restructuring costs for employee termination benefits, product rationalization and costs to exit activities; former CEO separation costs; net gains on the disposal of non-core assets; and business combination accounting adjustments for contingent consideration related to acquisitions by the Company.

	Three Months Ended March 31
(In thousands)	2012	2011
Restructuring costs (see Note 15)	$35,449	$4,836
Former CEO separation costs	4,125	—
Net gains from sale of non-core assets	(401)	(1,056)
Contingent consideration adjustments	—	(3,966)
Other	919	657
Other expenses	$40,092	$471

In the first quarter of 2012, restructuring costs were incurred principally in the Harsco Infrastructure Segment.

Interest Expense

Interest expense for the first quarter of 2012 increased $0.9 million or 7% from the first quarter of 2011.  The increase was primarily due to expensing previously deferred financing costs and higher outstanding commercial paper balances

Income Tax Expense

Increased income tax expense was due primarily to losses being generated in jurisdictions where no tax benefit can be recognized. The effective income tax rate relating to continuing operations for the first quarter of 2012 was 18.1% versus 24.7% for the first quarter of 2011.  This resulted in income tax expense despite an overall loss from continuing operations.

Income (loss) from Continuing Operations

The $29.2 million loss from continuing operations in the first quarter of 2012 was $42.8 million lower than income from continuing operations for the same period of 2011 of $13.6 million.  The decrease principally resulted from the Company’s $35.4 million pre-tax restructuring charges related to the 2011/2012 Restructuring Program, principally in the Harsco Infrastructure Segment.

Liquidity and Capital Resources

Overview

The Company continues to have sufficient available liquidity and has been able to obtain all necessary financing.  The Company currently expects operational and business needs to be met with cash from operations supplemented with borrowings from time to time due to historical patterns of seasonal cash flow and for the funding of various projects.

The Company continues to implement and perform on capital efficiency initiatives to enhance liquidity.  These initiatives have included prudent allocation of capital spending to projects where the highest returns can be achieved while redeploying existing capital investments; optimization of worldwide cash positions; reductions in discretionary spending; and frequent evaluation of customer and business-partner credit risk.  These initiatives have been successful in helping counteract strained global financial markets.  While global financial markets have improved for certain highly rated credit issuers, the stresses the markets have been under since 2008 are still reflected in tightened credit conditions for the funding of non-residential construction projects, particularly commercial construction.  These tightened credit conditions, along with the sovereign debt crisis in Europe and economic austerity measures implemented in the United Kingdom and other European economies, have restrained growth in the Harsco Infrastructure Segment.  These unfavorable conditions in the credit markets also continue to impact some of the Company’s current and potential customers.

During the first quarter of 2012, the Company’s operations used $1.4 million in operating cash flow, a decrease from the $13.1 million generated in first quarter of 2011.  Approximately $28.8 million of operating cash was disbursed in the first quarter of 2012 for restructuring costs associated with the Fourth Quarter 2010 Harsco Infrastructure Program and the 2011/2012 Restructuring Program.  In the first quarter of 2012, the Company invested $52.8 million in capital expenditures, mostly for the Metals & Minerals Segment, compared with $67.3 million invested in the first quarter of 2011.  The Company paid $16.5 million in stockholder dividends in the first quarters of 2012 and 2011.

The Company’s net cash borrowings increased by $58.3 million in the first quarter of 2012, primarily to fund capital expenditures, principally in the Harsco Metals & Minerals Segment.  The Company’s debt to total capital ratio increased to 44.4% at March 31, 2012 from 42.7% at December 31, 2011.  The increase at March 31, 2012 is primarily due to increased commercial paper borrowings.  Similarly, the Company’s net debt to net capital ratio, which incorporates the Company’s cash and cash equivalents, increased to 40.6% at March 31, 2012 from 39.2% at December 31, 2011.

In March 2012, the Company executed an Amended and Restated Five-Year Credit Agreement (“Credit Agreement”) in the amount of $525 million through a syndicate of 14 banks.  The Credit Agreement matures in March 2017.  The Company has the option to increase the amount of the Credit Agreement to $550 million.  The Credit Agreement amends and restates the Company’s multi-year revolving credit facility which was set to mature in December 2012.  There were no borrowings outstanding under the multi-year revolving credit facility at the time of the Credit Agreement.

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

The Company continues its focus on improving working capital efficiency.  The Company’s globally integrated enterprise initiatives are being used to continue to further improve the effective and efficient use of working capital, particularly accounts receivable and inventories in the Harsco Infrastructure, Harsco Metals & Minerals and Harsco Rail Segments.

The Company also generated approximately $22.5 million in cash from asset sales in the first quarter of 2012, which included $7.3 million from disposal of equipment under the 2011/2012 Restructuring Program .

Sources and Uses of Cash

The Company’s principal sources of liquidity are cash from operations, issuance of commercial paper and borrowings under its various credit agreements, augmented periodically by cash proceeds from non-core asset sales.  The primary drivers of the Company’s cash flow from operations are the Company’s revenues and income.  The Company’s long-term Harsco Metals & Minerals Segment contracts, in addition to the backlog of certain equipment orders and the long-term nature of certain service contracts within the Harsco Rail Segment, provide predictable cash flows for the near-term years.  Cash returns on capital investments made in prior years, for which limited cash is currently required, are a significant source of cash from operations.  Depreciation expense related to these investments is a non-cash charge.  The Company also continues to maintain working capital at a manageable level based upon the requirements and seasonality of the businesses.

Major uses of operating cash flows and borrowed funds include: capital investments, principally in the Harsco Metals & Minerals Segment; payroll costs and related benefits; dividend payments; pension funding payments; inventory purchases for the Harsco Rail and Harsco Industrial Segments; income tax payments; debt principal and interest payments; insurance premiums and payments of self-insured casualty losses; machinery, equipment, automobile and facility lease payments; and in 2012, significant payments under the 2011/2012 Restructuring Plan.  Cash is also used for targeted, strategic acquisitions as appropriate opportunities arise.

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

The following table illustrates the amounts outstanding under credit facilities and commercial paper programs and available credit at March 31, 2012:

	At March 31, 2012
(In millions)	Facility Limit	Outstanding Balance	Available Credit
U.S. commercial paper program	$550.0	$91.7	$458.3
Euro commercial paper program	266.0	—	266.0
Multi-year revolving credit facility (a)	525.0	—	525.0
Bilateral credit facility (b)	25.0	—	25.0
Totals at March 31, 2012	$1,366.0	$91.7	$1,274.3	(c)

(a)          U.S.-based program.

(b)         International-based program.

(c)          Although the Company has significant available credit, for practical purposes, the Company limits aggregate commercial paper and credit facility borrowings at any one-time to a maximum of $550 million (the aggregate amount of the multi-year and bilateral credit facilities).

For more information on the Company’s bank credit facilities and long-term notes, see Note 7, “Debt and Credit Agreements,” to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 and Note 7, “Debt and Credit Agreements,” in Part I, Item 1, Financial Statements.

Credit Ratings and Outlook

The following table summarizes the Company’s current debt ratings:

	Long-term Notes	U.S.-Based Commercial Paper	Watch / Outlook
Standard & Poor’s	BBB	A-3	Negative Outlook
Moody’s	Baa3	P-3	Negative Outlook
Fitch	BBB+	F2	Negative Outlook

The Company’s euro commercial paper program has not been rated since the euro market does not require it.  In January 2012, both Standard &Poor’s and Moody’s placed the Company’s ratings on negative watch.  In February 2012, Fitch affirmed its long-term and short-term debt ratings but changed the Company’s outlook to negative.  In March 2012, Moody’s downgraded the Company’s long-term and short-term credit ratings to Baa3 and P-3, respectively, with a negative outlook.  In March 2012, Standard & Poor’s downgraded the Company’s long-term and short-term credit ratings to BBB and A-3, respectively, with a negative outlook.  As a result, the Company’s interest rates for commercial paper borrowing increased approximately forty basis points per annum and interest rates under the multi-year revolving credit facility increased two and one-half basis points.  Future downgrades to the Company’s credit ratings may increase borrowing costs to the Company, while an improvement in the Company’s credit ratings may decrease borrowing costs to the Company.  Additionally, future downgrades in the Company’s credit ratings may result in reduced access to certain short-term credit markets, but will not reduce access to the credit facilities.

Working Capital Position

Changes in the Company’s working capital are reflected in the following table:

(Dollars in millions)	March 31 2012	December 31 2011	Increase (Decrease)
Current Assets
Cash and cash equivalents	$136.6	$121.2	$15.4
Trade accounts receivable, net	631.6	618.5	13.2
Other receivables	35.0	44.4	(9.5)
Inventories	262.0	241.9	20.0
Other current assets	123.0	133.4	(10.4)
Total current assets	1,188.2	1,159.4	28.8
Current Liabilities
Notes payable and current maturities	35.1	55.0	(19.8)
Accounts payable	245.9	252.3	(6.4)
Accrued compensation	82.7	92.6	(9.9)
Income taxes payable	10.0	8.4	1.5
Other current liabilities	380.8	374.0	6.8
Total current liabilities	754.5	782.3	(27.8)
Working Capital	$433.7	$377.2	$56.5
Current Ratio (a)	1.6:1	1.5:1

(a)          Calculated as Total current assets/Total current liabilities

Working capital increased $56.5 million in the first quarter of 2012 due principally to the following factors:

•                  Inventories increased $20.0 million across all segments, primarily at the Harsco Rail Segment due to timing of shipments and Harsco Industrial due increased sales volumes.

•                  Notes payable and current maturities decreased by $19.8 million primarily due to repayment intentions on certain outstanding debt.

•                  Trade accounts receivable, net, increased by $13.2 million primarily due to timing of invoicing and increased sales activity in the Harsco Rail Segment and timing of sales in the Harsco Metals & Minerals Segment.

•                  Accrued compensation decreased by $9.9 million due to payment of incentive compensation.

These working capital increases were offset by the following:

•                  Other current assets decreased by $10.4 million primarily due to a reduction of assets held for sale and the timing of income tax prepayments.

•                  Other receivables decreased by $9.5 million due to cash receipts.

Certainty of Cash Flows

The certainty of the Company’s future cash flows is underpinned by the long-term nature of the Company’s metals services contracts, the order backlog for the Company’s railway track maintenance services and equipment, and overall discretionary cash flows (operating cash flows plus cash from asset sales in excess of the amounts necessary for capital expenditures to maintain current revenue levels) generated by the Company.  Historically, the Company has utilized these discretionary cash flows for growth-related capital expenditures, strategic acquisitions, debt repayment and dividend payments.

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

Cash Flow Summary

The Company’s cash flows from operating, investing and financing activities, as reflected in the Condensed Consolidated Statements of Cash Flows, are summarized in the following table:

	Three Months Ended March 31
(In millions)	2012	2011
Net cash provided (used) by:
Operating activities	$(1.4)	$13.1
Investing activities	(32.3)	(55.9)
Financing activities	47.6	17.8
Effect of exchange rate changes on cash	1.6	2.0
Net change in cash and cash equivalents	$15.4	$(22.9)

Cash Provided by Operating Activities — Net cash used by operating activities in the first quarter of 2012 was $1.4 million, a decrease of $14.5 million from the first quarter of 2011.  The decrease is due to a net loss in the first quarter of 2012 compared to net income in the first quarter of 2011 and cash outflows of approximately $28.8 million associated with the 2011/2012 Restructuring Program and the Fourth Quarter 2010 Harsco Infrastructure Program, the timing of accounts payable disbursements, partially offset by improved accounts receivable collections.

Cash Used by Investing Activities — Net cash used in investing activities in the first quarter of 2012 was $32.3 million, a decrease of $23.6 million from the first quarter of 2011.  Capital investments totaled $52.8 million and decreased $14.5 million compared with the first quarter of 2011.  The decrease in capital investments was supplemented by proceeds from asset sales of $22.4 million, which included $7.3 million from disposal of equipment under the 2011/2012 Restructuring Program.

Cash Provided by Financing Activities — Net cash provided by financing activities in the first quarter of 2012 was $47.6 million, an increase of $29.8 million from first quarter of 2011.  The change was primarily due to increased commercial paper borrowings and contributions from noncontrolling interests by strategic venture partners.

(Dollars in millions)	March 31 2012	December 31 2011
Notes payable and current maturities	$35.1	$55.0
Long-term debt	932.8	853.8
Total debt	967.9	908.8
Total equity	1,214.0	1,220.0
Total capital	$2,182.0	$2,128.7
Total debt to total capital (a)	44.4%	42.7%

(a)          Calculated as Total debt/Total capital.

The Company’s debt as a percent of total capital increased in the first quarter of 2012 due principally to increased commercial paper borrowings.

Debt Covenants

The Company’s credit facilities contain a covenant stipulating a maximum debt to capital ratio of 60%.  One credit facility also contains a covenant requiring a minimum net worth of $475 million, and another, a minimum ratio of total consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) to consolidated interest charges of 3.0:1.  The Company’s 5.75% and 2.70% notes include covenants that permit the note holders to redeem their notes at 101% of par in the event of a change of control of the Company or disposition of a significant portion of the Company’s assets in combination with a downgrade in the Company’s credit rating to non-investment grade.  At March 31, 2012, the Company was in compliance with these covenants with a debt to capital ratio of 44.4% and total net worth (as defined by the covenants) of $1.2 billion and a ratio of consolidated EBITDA to consolidated interest charges of 7.7.  Based on balances at March 31, 2012, the Company could increase borrowings by approximately $0.9 billion and still be within its debt covenants.  Alternatively, keeping all other factors constant, the Company’s equity could decrease by approximately $0.6 billion and the Company would still be within its debt covenants.  The Company expects to continue to be in compliance with these debt covenants one year from now.

Cash and Value-Based Management

The Company has various cash management systems throughout the world that centralize cash in various bank accounts where it is economically justifiable and legally permissible to do so.  These centralized cash balances are then redeployed to other operations to reduce short-term borrowings and to finance working capital needs or capital expenditures.  Due to the transitory nature of cash balances, they are normally invested in bank deposits that can be withdrawn at will or in very liquid short-term bank time deposits and government obligations.  The Company’s policy is to use banks rated “A” or better located in the various countries in which the Company operates, or if no such banks exist, to use the largest banks within those countries.  The Company monitors the creditworthiness of its banks and when appropriate will adjust its banking operations to reduce or eliminate exposure to less creditworthy banks.

The Company plans to continue its strategy of targeted, prudent investing for strategic purposes for the foreseeable future and to make more efficient use of existing investments.  The long-term goal of this strategy is to create stockholder value by improving the Company’s Economic Value Added (“EVA”).  Under this program, the Company evaluates strategic investments based upon the investment’s economic profit.  EVA equals after-tax operating profits less a charge for the use of the capital employed to create those profits.  Therefore, value is created when a project or initiative produces a return above the risk-adjusted local country cost of capital.  In the first quarter of 2012, EVA was comparable with the first quarter of 2011.

The Company currently expects to continue paying dividends to stockholders.  In February 2012, the Company paid its 247th consecutive quarterly cash dividend.  In February 2012 and April 2012, the Company declared its 248th and 249th consecutive quarterly cash dividends, payable in May 2012 and August 2012, respectively.

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

ITEM 4.        CONTROLS AND PROCEDURES

The Company’s management, including the Interim Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of disclosure controls and procedures as of March 31, 2012.  Based on that evaluation, the Interim Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective.  There have been no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting during the first quarter of 2012.

PART II — OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS

Information on legal proceedings is included in Note 10, “Commitments and Contingencies,” in Part I, Item 1, Financial Statements.

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

For a full disclosure of risk factors that affect the Company, see Part 1, Item 1A, “Risk Factors,” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)   There were no unregistered sales of equity securities during the period covered by the report.

(b)   Not applicable.

(c)   Issuer Purchases of Equity Securities.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

January 1, 2012 — January 31, 2012	—	—	—	1,713,423
February 1, 2012 — February 29, 2012	—	—	—	1,713,423
March 1, 2012 — March 31, 2012	—	—	—	1,713,423
Total	—	—	—

The Company’s share repurchase program was extended by the Board of Directors in November 2011.  The repurchase program expires January 31, 2013.  At March 31, 2012, there are 1,713,423 authorized shares remaining in the program.  When and if appropriate, repurchases are made in open market transactions, depending on market conditions.  Share repurchases may not occur and may be discontinued at any time.

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.        MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.        OTHER INFORMATION

DIVIDEND INFORMATION

On February 28, 2012, the Company’s Board of Directors declared a quarterly cash dividend of $0.205 per share, payable May 15, 2012 to stockholders of record as of April 16, 2012.

On April 25, 2012, the Company’s Board of Directors declared a quarterly cash dividend of $0.205 per share, payable August 15, 2012 to stockholders of record as of July 16, 2012.

ITEM 6.        EXHIBITS

The following exhibits are filed as a part of this report:

Exhibit Number	Description

10.1

Amended and Restated Five-Year Credit Agreement, dated March 2, 2012, among Harsco Corporation, the lenders named therein, Citibank, N.A., as administrative agent, RBS Securities Inc., as syndication agent, and the Bank of Tokyo-Mitsubishi UFJ, Ltd., HSBC Bank USA, National Association, ING Bank N.V., Dublin Branch, JPMorgan Chase Bank, N.A. and Lloyds TSB Bank PLC, as documentation agents (incorporated by reference to the Company’s Current Report on Form 8-K dated March 7, 2012, Commission File No. 001-03970).

10.2	Notification Letter to Henry W. Knueppel, dated March 7, 2012.

10.3	Separation and Release Agreement, dated March 9, 2012, Between Harsco Corporation and Salvatore D. Fazzolari.

10.4

Harsco Corporation 1995 Executive Incentive Compensation Plan, as amended and restated effective March 12, 2012 (incorporated by reference to the Company’s Current Report on Form 8-K dated March 13, 2012, Commission File No. 001-03970).

31.1	Certification Pursuant to Rule 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

31.2	Certification Pursuant to Rule 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

32	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer).

101

The following financial statements from Harsco Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, filed with the Securities and Exchange Commission on May 2, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii)  the Condensed Consolidated Statements of Income; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iv) the Condensed Consolidated Statements of Cash Flows; (v) the Condensed Consolidated Statements of Equity; and (vi) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HARSCO CORPORATION
(Registrant)

DATE	May 2, 2012	/s/ Stephen J. Schnoor
Stephen J. Schnoor
Senior Vice President,
Chief Financial Officer and Treasurer

(Principal Financial Officer)

DATE	May 2, 2012	/s/ Barry E. Malamud
Barry E. Malamud
Vice President and Corporate Controller

(Principal Accounting Officer)