Form 10-Q
period 2012-06-30
HARSCO CORP
filed 2012-07-31
CIK 45876

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2012
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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐  NO ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 13, 2012
Common stock, par value $1.25 per share	80,584,628

HARSCO CORPORATION
FORM 10-Q

PART I — FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS
HARSCO CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands)	June 30 2012	December 31 2011
ASSETS
Current assets:
Cash and cash equivalents	$121,369	$121,184
Trade accounts receivable, net	615,198	618,475
Other receivables	33,014	44,431
Inventories	260,961	241,934
Other current assets	114,738	133,407
Total current assets	1,145,280	1,159,431
Property, plant and equipment, net	1,208,058	1,274,484
Goodwill	671,598	680,901
Intangible assets, net	83,964	93,501
Other assets	157,020	130,560
Total assets	$3,265,920	$3,338,877
LIABILITIES
Current liabilities:
Short-term borrowings	$25,745	$51,414
Current maturities of long-term debt	2,195	3,558
Accounts payable	242,306	252,329
Accrued compensation	85,293	92,603
Income taxes payable	14,003	8,409
Dividends payable	16,516	16,498
Insurance liabilities	21,579	25,075
Advances on contracts	94,880	111,429
Other current liabilities	205,888	220,953
Total current liabilities	708,405	782,268
Long-term debt	949,625	853,800
Deferred income taxes	22,593	27,430
Insurance liabilities	60,433	60,864
Retirement plan liabilities	320,783	343,842
Other liabilities	44,492	50,755
Total liabilities	2,106,331	2,118,959
COMMITMENTS AND CONTINGENCIES
HARSCO CORPORATION STOCKHOLDERS’ EQUITY
Preferred stock	—	—
Common stock	140,055	139,914
Additional paid-in capital	151,619	149,066
Accumulated other comprehensive loss	(383,347)	(364,191)
Retained earnings	1,946,518	1,996,234
Treasury stock	(745,205)	(744,644)
Total Harsco Corporation stockholders’ equity	1,109,640	1,176,379
Noncontrolling interests	49,949	43,539
Total equity	1,159,589	1,219,918
Total liabilities and equity	$3,265,920	$3,338,877
 See accompanying notes to unaudited condensed consolidated financial statements.

HARSCO CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
(In thousands, except per share amounts)	2012	2011	2012	2011
Revenues from continuing operations:
Service revenues	$598,823	$723,516	$1,197,523	$1,377,043
Product revenues	171,752	151,575	325,387	277,103
Total revenues	770,575	875,091	1,522,910	1,654,146
Costs and expenses from continuing operations:
Cost of services sold	469,998	572,216	953,423	1,098,194
Cost of products sold	114,782	94,997	225,024	179,438
Selling, general and administrative expenses	125,594	141,162	254,797	278,951
Research and development expenses	2,686	1,373	4,746	2,713
Other expenses	22,876	910	62,968	1,381
Total costs and expenses	735,936	810,658	1,500,958	1,560,677
Operating income from continuing operations	34,639	64,433	21,952	93,469
Interest income	882	619	1,556	1,339
Interest expense	(11,608)	(12,644)	(24,432)	(24,579)
Income (loss) from continuing operations before income taxes and equity income	23,913	52,408	(924)	70,229
Income tax expense	(10,446)	(13,335)	(14,944)	(17,735)
Equity in income of unconsolidated entities, net	128	125	297	336
Income (loss) from continuing operations	13,595	39,198	(15,571)	52,830
Discontinued operations:
Loss on disposal of discontinued business	(515)	(744)	(1,165)	(2,072)
Income tax benefit related to discontinued business	193	286	437	789
Loss from discontinued operations	(322)	(458)	(728)	(1,283)
Net income (loss)	13,273	38,740	(16,299)	51,547
Less: Net income attributable to noncontrolling interests	(562)	(1,013)	(359)	(2,389)
Net income (loss) attributable to Harsco Corporation	$12,711	$37,727	$(16,658)	$49,158
Amounts attributable to Harsco Corporation common stockholders:
Income (loss) from continuing operations, net of tax	$13,033	$38,185	$(15,930)	$50,441
Loss from discontinued operations, net of tax	(322)	(458)	(728)	(1,283)
Net income (loss) attributable to Harsco Corporation common stockholders	$12,711	$37,727	$(16,658)	$49,158

(continued on next page)

HARSCO CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF INCOME - Continued (Unaudited)

	Three Months Ended			Six Months Ended
	June 30			June 30
(In thousands, except per share amounts)	2012	2011		2012	2011
Weighted-average shares of common stock outstanding	80,631	80,749		80,605	80,722
Basic earnings (loss) per common share attributable to Harsco Corporation common stockholders:
Continuing operations	$0.16	$0.47		$(0.20)	$0.62
Discontinued operations	—	(0.01)		(0.01)	(0.02)
Basic earnings (loss) per share attributable to Harsco Corporation common stockholders	$0.16	$0.47	(a)	$(0.21)	$0.61	(a)

Diluted weighted-average shares of common stock outstanding	80,882	81,010		80,605	80,977
Diluted earnings (loss) per common share attributable to Harsco Corporation common stockholders:
Continuing operations	$0.16	$0.47		$(0.20)	$0.62
Discontinued operations	—	(0.01)		(0.01)	(0.02)
Diluted earnings (loss) per share attributable to Harsco Corporation common stockholders	$0.16	$0.47	(a)	$(0.21)	$0.61	(a)

Cash dividends declared per common share	$0.205	$0.205		$0.41	$0.41
(a)         Does not total due to rounding

See accompanying notes to unaudited condensed consolidated financial statements.

HARSCO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

	Three Months Ended
	June 30
(In thousands)	2012	2011
Net income	$13,273	$38,740
Other comprehensive income (loss):
Foreign currency translation adjustments, net of deferred income taxes	(67,119)	19,420
Net gains on cash flow hedging instruments, net of deferred income taxes of $(680) and $(225) in 2012 and 2011, respectively	1,939	911
Pension liability adjustments, net of deferred income taxes of $(2,118) and $(1,158) in 2012 and 2011, respectively	14,267	2,735
Unrealized loss on marketable securities, net of deferred income taxes of $3 and $2 in 2012 and 2011, respectively	(5)	(3)
Total other comprehensive income (loss)	(50,918)	23,063
Total comprehensive income (loss)	(37,645)	61,803
Less: Comprehensive (income) loss attributable to noncontrolling interests	316	(1,528)
Comprehensive income (loss) attributable to Harsco Corporation	$(37,329)	$60,275

	Six Months Ended
	June 30
(In thousands)	2012	2011
Net income (loss)	$(16,299)	$51,547
Other comprehensive income (loss):
Foreign currency translation adjustments, net of deferred income taxes	(31,079)	54,232
Net gains on cash flow hedging instruments, net of deferred income taxes of $(895) and $(1,742) in 2012 and 2011, respectively	2,701	6,688
Pension liability adjustments, net of deferred income taxes of $(1,325) and $947 in 2012 and 2011, respectively	8,849	(2,236)
Unrealized gain (loss) on marketable securities, net of deferred income taxes of $(1) and $2 in 2012 and 2011, respectively	2	(3)
Total other comprehensive income (loss)	(19,527)	58,681
Total comprehensive income (loss)	(35,826)	110,228
Less: Comprehensive (income) loss attributable to noncontrolling interests	12	(3,148)
Comprehensive income (loss) attributable to Harsco Corporation	$(35,814)	$107,080

See accompanying notes to unaudited condensed consolidated financial statements.

HARSCO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
	June 30
(In thousands)	2012	2011
Cash flows from operating activities:
Net income (loss)	$(16,299)	$51,547
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	126,889	137,631
Amortization	11,067	17,295
Equity in income of unconsolidated entities, net	(297)	(336)
Dividends or distributions from unconsolidated entities	154	160
Harsco 2011/2012 Restructuring Program non-cash adjustments	19,558	—
Other, net	(15,984)	(3,992)
Changes in assets and liabilities, net of acquisitions and dispositions of businesses:
Accounts receivable	(5,564)	(87,027)
Inventories	(24,850)	(14,507)
Accounts payable	(7,951)	9,382
Accrued interest payable	31	405
Accrued compensation	(5,719)	1,919
Harsco Infrastructure Segment 2010 Restructuring Program accrual	(2,751)	(11,146)
Harsco 2011/2012 Restructuring Program accrual	(3,508)	—
Other assets and liabilities	(39,029)	(34,466)
Net cash provided by operating activities	35,747	66,865

Cash flows from investing activities:
Purchases of property, plant and equipment	(107,845)	(166,876)
Proceeds from sales of assets	36,573	33,388
Other investing activities, net	1,348	3,831
Net cash used by investing activities	(69,924)	(129,657)

Cash flows from financing activities:
Short-term borrowings, net	(26,366)	57,597
Current maturities and long-term debt:
Additions	219,076	166,924
Reductions	(124,176)	(162,460)
Cash dividends paid on common stock	(33,029)	(33,042)
Dividends paid to noncontrolling interests	(2,072)	(600)
Contributions from noncontrolling interests	7,985	660
Common stock issued - options	725	1,330
Other financing activities, net	(2,708)	—
Net cash provided by financing activities	39,435	30,409

Effect of exchange rate changes on cash	(5,073)	3,440
Net increase (decrease) in cash and cash equivalents	185	(28,943)
Cash and cash equivalents at beginning of period	121,184	124,238
Cash and cash equivalents at end of period	$121,369	$95,295

See accompanying notes to unaudited condensed consolidated financial statements.

HARSCO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (Unaudited)

	Harsco Corporation Stockholders’ Equity
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests
(In thousands, except share and per share amounts)	Issued	Treasury					Total
Balances, January 1, 2011	$139,514	$(737,106)	$141,298	$2,073,920	$(185,932)	$36,451	$1,468,145
Net income				49,158		2,389	51,547
Cash dividends declared:
Common @ $0.41 per share				(33,092)			(33,092)
Noncontrolling interests						(761)	(761)
Translation adjustments, net of deferred income taxes of $(7,473)					53,473	759	54,232
Cash flow hedging instrument adjustments, net of deferred income taxes of $(1,742)					6,688		6,688
Contributions from noncontrolling interests						1,181	1,181
Pension liability adjustments, net of deferred income taxes of $947					(2,236)		(2,236)
Marketable securities unrealized gains, net of deferred income taxes of $2					(3)		(3)
Stock options exercised, 86,022 shares	108		1,206				1,314
Vesting of restricted stock units, net 92,630 shares	151	(910)	985				226
Amortization of unearned portion of stock-based compensation, net of forfeitures			1,874				1,874
Balances, June 30, 2011	$139,773	$(738,016)	$145,363	$2,089,986	$(128,010)	$40,019	$1,549,115

	Harsco Corporation Stockholders’ Equity
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests
(In thousands, except share and per share amounts)	Issued	Treasury					Total
Balances, January 1, 2012	$139,914	$(744,644)	$149,066	$1,996,234	$(364,191)	$43,539	$1,219,918
Net income (loss)				(16,658)		359	(16,299)
Cash dividends declared:
Common @ $0.41 per share				(33,058)			(33,058)
Noncontrolling interests						(2,068)	(2,068)
Translation adjustments, net of deferred income taxes of $2,357					(30,708)	(371)	(31,079)
Cash flow hedging instrument adjustments, net of deferred income taxes of $(895)					2,701		2,701
Contributions from noncontrolling interests						8,490	8,490
Pension liability adjustments, net of deferred income taxes of $(1,325)					8,849		8,849
Marketable securities unrealized gains, net of deferred income taxes of $(1)					2		2
Stock options exercised, 38,900 shares	49		661				710
Vesting of restricted stock units and other, net 48,519 shares	92	(561)	584				115
Amortization of unearned portion of stock-based compensation, net of forfeitures			1,308				1,308
Balances, June 30, 2012	$140,055	$(745,205)	$151,619	$1,946,518	$(383,347)	$49,949	$1,159,589

See accompanying notes to unaudited condensed consolidated financial statements.

HARSCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.     Basis of Presentation
Harsco Corporation (the “Company”) has prepared these unaudited condensed consolidated financial statements based on Securities and Exchange Commission rules that permit reduced disclosure for interim periods.  In the opinion of management, all adjustments (all of which are of a normal recurring nature) that are necessary for a fair presentation are reflected in the unaudited condensed consolidated financial statements.  The December 31, 2011 Condensed Consolidated Balance Sheet information contained in this Quarterly Report on Form 10-Q was derived from the 2011 audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for an annual report.  The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements, including the notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.
The Company’s management has evaluated all activity of the Company and concluded that subsequent events are properly reflected in the Company’s unaudited condensed consolidated financial statements and notes as required by U.S. GAAP.
Operating results and cash flows for the three and six months ended June 30, 2012 are not indicative of the results that may be expected for the year ending December 31, 2012.

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

3.     Acquisitions and Dispositions

Acquisitions
Certain of the Company’s acquisitions in prior years included contingent consideration features for which defined goals needed to be met by the acquired business in order for payment of the consideration.  Each quarter until settlement of these contingencies, the Company assessed the likelihood that an acquired business would achieve the goals and the resulting fair value of the contingency.  In accordance with U.S. GAAP, these adjustments were recognized in operating income in the Condensed Consolidated Statements of Income as a component of the Other expenses line item.  The Company’s assessment of these performance goals resulted in the following reductions to previously recognized contingent consideration liabilities:

	Three Months Ended		Six Months Ended
	June 30		June 30
(In thousands)	2012	2011	2012	2011
Reduction of contingent consideration liabilities	$—	$—	$—	$3,966
All contingent consideration liabilities have been settled and there was no recorded contingent consideration liability as of June 30, 2012 or December 31, 2011.
Dispositions - Assets Held-for-Sale
Throughout the past several years and in conjunction with the 2011/2012 Restructuring Program and the Fourth Quarter 2010 Harsco Infrastructure Program, management approved the sale of certain long-lived assets throughout the Company’s operations.  At June 30, 2012 and December 31, 2011, assets held-for-sale of $1.5 million and $7.2 million, respectively, were recorded as Other current assets on the Condensed Consolidated Balance Sheets.

4.    Accounts Receivable and Inventories
Accounts receivable consist of the following:

(In thousands)	June 30 2012	December 31 2011
Trade accounts receivable	$634,981	$636,304
Less: Allowance for doubtful accounts	(19,783)	(17,829)
Trade accounts receivable, net	$615,198	$618,475

Other receivables (a)	$33,014	$44,431
(a)           Other receivables include insurance claim receivables, employee receivables, tax claim receivables and other miscellaneous receivables not included in Trade accounts receivable, net.
The provision for doubtful accounts related to trade accounts receivable was as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
(In thousands)	2012	2011	2012	2011
Provision for doubtful accounts related to trade accounts receivable	$3,936	$1,592	$6,863	$3,748
Inventories consist of the following:

(In thousands)	June 30 2012	December 31 2011
Finished goods	$83,754	$78,445
Work-in-process	43,813	34,041
Raw materials and purchased parts	95,894	92,995
Stores and supplies	37,500	36,453
Inventories	$260,961	$241,934

5.     Property, Plant and Equipment
Property, plant and equipment consists of the following:

(In thousands)	June 30 2012	December 31 2011
Land	$26,084	$26,729
Land improvements	19,184	17,960
Buildings and improvements	185,185	186,799
Machinery and equipment	2,872,748	2,977,521
Uncompleted construction	71,492	66,719
Gross property, plant and equipment	3,174,693	3,275,728
Less: Accumulated depreciation	(1,966,635)	(2,001,244)
Property, plant and equipment, net	$1,208,058	$1,274,484

6.     Goodwill and Other Intangible Assets
The following table reflects the changes in carrying amounts of goodwill by segment (there is no goodwill associated with the Harsco Industrial Segment) for the six months ended June 30, 2012:

(In thousands)	Harsco Metals & Minerals Segment	Harsco Infrastructure Segment	Harsco Rail Segment	Consolidated Totals
Balance at December 31, 2011	$411,876	$259,715	$9,310	$680,901
Changes to goodwill (a)	—	(2,264)	—	(2,264)
Foreign currency translation	(3,864)	(3,175)	—	(7,039)
Balance at June 30, 2012	$408,012	$254,276	$9,310	$671,598
(a) Changes to goodwill relate principally to the allocation of goodwill, in accordance with U.S. GAAP, to components of the Harsco Infrastructure Segment which were disposed of as part of the 2011/2012 Restructuring Program.
The Company’s 2011 annual goodwill impairment testing did not result in any impairment of the Company’s goodwill.  The fair values of the Harsco Metals business and the Harsco Infrastructure Segment exceeded carrying value by approximately 7.4% and 9.1%, respectively.  The Company tests for goodwill impairment annually, and whenever events or circumstances make it more likely than not that impairment may have occurred.  The Company performs its annual goodwill impairment test as of October 1 and monitors for interim triggering events on an ongoing basis.  The Company determined that as of June 30, 2012, no interim goodwill impairment testing was necessary.  There can be no assurance that the Company’s annual goodwill impairment testing will not result in a charge to earnings.  Should the Company’s analysis indicate a further degradation in the overall markets served by the Harsco Metals business or Harsco Infrastructure Segment, impairment losses for associated assets could be required.  Any impairment could result in the write-down of the carrying value of goodwill to its implied fair value.
Intangible assets by class consist of the following:

	June 30, 2012		December 31, 2011
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer related	$181,778	$124,472	$183,576	$119,708
Non-compete agreements	1,349	1,306	1,353	1,301
Patents	6,320	5,154	6,884	5,145
Technology related	29,184	15,822	29,497	14,614
Trade names	18,825	10,017	18,538	8,379
Other	10,645	7,366	10,749	7,949
Total	$248,101	$164,137	$250,597	$157,096

Amortization expense for intangible assets was as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
(In thousands)	2012	2011	2012	2011
Amortization expense for intangible assets	$4,099	$7,943	$9,407	$15,792
The estimated amortization expense for the next five fiscal years based on current intangible assets and excluding the potential effect of future foreign currency exchange rate fluctuations is as follows:

(In thousands)	2012	2013	2014	2015	2016
Estimated amortization expense	$17,500	$15,750	$13,500	$8,750	$7,500

7.     Debt and Credit Agreements
In March 2012, the Company entered into an Amended and Restated Five Year Credit Agreement (“Credit Agreement”) in the amount of $525 million through a syndicate of 14 banks.   The Credit Agreement matures in March 2017.  The Company has the option to increase the amount of the Credit Agreement to $550 million.  The Credit Agreement amends and restates the Company’s multi-year revolving credit facility which was set to mature in December 2012.  There were no borrowings outstanding under the multi-year revolving credit facility upon execution of the Credit Agreement.
The Credit Agreement contains covenants stipulating a maximum debt to capital ratio of 60%; a maximum subsidiary consolidated indebtedness to consolidated tangible assets ratio of 10%; and a minimum total consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) to consolidated interest charges ratio of 3.0:1.  At June 30, 2012 the Company was in compliance with these covenants. Borrowings under the Credit Agreement are available in most major currencies with active markets and at interest rates based upon LIBOR, plus a margin.
During the six months ended June 30, 2012, the Company expensed $0.5 million of previously deferred financing costs associated with the multi-year revolving credit facility for banks which did not participate in the Credit Agreement or banks with decreased obligations under the Credit Agreement, all of which occurred in the first quarter of 2012.
At June 30, 2012 and December 31, 2011, the Company had $107.6 million and $40.0 million, respectively, of commercial paper outstanding. At June 30, 2012, $13.0 million and $94.6 million of commercial paper outstanding was classified as short-term borrowings and long-term debt, respectively, in the Condensed Consolidated Balance Sheets. At December 31, 2011, all commercial paper outstanding was classified as short-term borrowings in the Consolidated Balance Sheets. Classification of commercial paper outstanding is based on the Company's ability and intent to repay such amounts over the subsequent twelve months, as well as reflects the Company's intent and ability to borrow for a period longer than a year. To the extent the Company expects to repay the commercial paper within the subsequent twelve months, the amounts are classified as short-term borrowings.

8.  Employee Benefit Plans

	Three Months Ended
	June 30
Defined Benefit Net Periodic Pension Cost	U. S. Plans		International Plans
(In thousands)	2012	2011	2012	2011
Defined benefit plans:
Service cost	$471	$391	$862	$1,144
Interest cost	3,203	3,381	11,062	12,320
Expected return on plan assets	(3,899)	(4,138)	(10,690)	(13,715)
Recognized prior service costs	47	62	96	110
Recognized losses	1,155	749	3,747	2,849
Amortization of transition liability	—	—	—	15
Settlement/curtailment gain	—	—	(366)	—
Defined benefit plans net periodic pension cost	$977	$445	$4,711	$2,723

	Six Months Ended
	June 30
Defined Benefit Net Periodic Pension Cost	U. S. Plans		International Plans
(In thousands)	2012	2011	2012	2011
Defined benefit plans:
Service cost	$943	$783	$1,926	$2,239
Interest cost	6,411	6,770	22,441	24,303
Expected return on plan assets	(7,806)	(8,285)	(21,735)	(26,248)
Recognized prior service costs	95	124	194	213
Recognized losses	2,313	1,499	7,479	5,627
Amortization of transition liability	—	—	8	29
Settlement/curtailment loss (gain)	—	—	(2,061)	30
Defined benefit plans net periodic pension cost	$1,956	$891	$8,252	$6,193

Company Contributions	Three Months Ended		Six Months Ended
	June 30		June 30
(In thousands)	2012	2011	2012	2011
Defined benefit pension plans:
United States	$2,049	$559	$2,638	$1,007
International	3,559	4,063	22,171	20,917
Multiemployer pension plans	4,479	6,281	7,774	10,100
Defined contribution pension plans	3,485	5,151	8,434	9,859
The Company currently anticipates contributing an additional $3.5 million and $8.0 million for the U.S. and international defined benefit pension plans, respectively, during the remainder of 2012.

9.     Income Taxes
Income tax expense from continuing operations was impacted primarily due to certain losses from continuing operations being generated in jurisdictions where no tax benefit can be recognized for the three and six months ended June 30, 2012 compared with the three and six months ended June 30, 2011. These losses with no tax benefit resulted in income tax expense despite an overall loss from continuing operations for the six months ended June 30, 2012 and impacted effective income tax rates for all periods in 2012.
An income tax benefit from an uncertain tax position may be recognized when it is more-likely-than-not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on technical merits. The unrecognized income tax benefit at June 30, 2012 was $37.0 million including interest and penalties.  Within the next twelve months, it is reasonably possible that up to $4.5 million of unrecognized income tax benefits will be recognized upon settlement of tax examinations and the expiration of various statutes of limitations.

10.  Commitments and Contingencies

Environmental
The Company is involved in a number of environmental remediation investigations and cleanups and, along with other companies, has been identified as a “potentially responsible party” for certain waste disposal sites.  While each of these matters is subject to various uncertainties, it is probable that the Company will agree to make payments toward funding certain of these activities and it is possible that some of these matters will be decided unfavorably to the Company.  The Company has evaluated its potential liability, and its financial exposure is dependent upon such factors as the continuing evolution of environmental laws and regulatory requirements, the availability and application of technology, the allocation of cost among potentially responsible parties, the years of remedial activity required and the remediation methods selected.  The Condensed Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011 include accruals in Other current liabilities of $2.1 million and $2.5 million, respectively, for environmental matters.  The amounts charged against pre-tax income related to environmental matters totaled $0.3 million and $0.5 million for the three and six months ended June 30, 2012, respectively. The amounts charged against pre-tax income related to environmental matters totaled $0.6 million and $0.8 million for the three and six months ended June 30, 2011, respectively.
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
In October 2009, the Company received notification of the SPRA’s final administrative decision regarding the levying of ICMS in the State of São Paulo in relation to services provided to a customer in the State between January 2004 and May 2005.  As of June 30, 2012, the principal amount of the tax assessment from the SPRA with regard to this case is approximately $3 million, with penalty, interest and fees assessed to date increasing such amount by an additional $28 million.  Any increase in the aggregate amount since the Company’s last Annual Report on Form 10-K is due to an increase in assessed interest and statutorily mandated legal fees for the quarter.  All such amounts include the effect of foreign currency translation.
Another ICMS tax case involving the SPRA refers to the tax period from January 2002 to December 2003, and is still pending at the administrative phase, where the aggregate amount assessed by the tax authorities in August 2005 was $12 million (the amounts with regard to this claim are valued as of the date of the assessment since it has not yet reached the collection phase), composed of a principal amount of approximately $3 million, with penalty and interest assessed through that date increasing such amount by an additional $9 million.  All such amounts include the effect of foreign currency translation.

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
As of June 30, 2012, there are 18,626 pending asbestos personal injury claims filed against the Company.  Of these cases, 18,126 are pending in the New York Supreme Court for New York County in New York State.  The other claims, totaling 500, are filed in various counties in a number of state courts, and in certain Federal District Courts (including New York), and those complaints generally assert lesser amounts of damages than the New York State court cases or do not state any amount claimed.
As of June 30, 2012, the Company has obtained dismissal by stipulation, or summary judgment prior to trial, in 26,128 cases.
In view of the persistence of asbestos litigation nationwide, the Company expects to continue to receive additional claims.  However, there have been developments during the past several years, both by certain state legislatures and by certain state courts, which could favorably affect the Company’s ability to defend these asbestos claims in those jurisdictions.  These developments include procedural changes, docketing changes, proof of damage requirements and other changes that require plaintiffs to follow specific procedures in bringing their claims and to show proof of damages before they can proceed with their claim.  An example is the action taken by the New York Supreme Court (a trial court), which is responsible for managing all asbestos cases pending within New York County in the State of New York.  This Court issued an order in December 2002 that created a Deferred or Inactive Docket for all pending and future asbestos claims filed by plaintiffs who cannot demonstrate that they have a malignant condition or discernible physical impairment, and an Active or In Extremis Docket for plaintiffs who are able to show such medical condition.  As a result of this order, the majority of the asbestos cases filed against the Company in New York County have been moved to the Inactive Docket until such time as the plaintiffs can show that they have incurred a physical impairment.  As of June 30, 2012, the Company has been listed as a defendant in 804 Active or In Extremis asbestos cases in New York County.  The Court’s Order has been challenged by some plaintiffs.

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

11.  Reconciliation of Basic and Diluted Shares

	Three Months Ended		Six Months Ended
	June 30		June 30
(In thousands, except per share amounts)	2012	2011	2012	2011
Income (loss) from continuing operations attributable to Harsco Corporation common stockholders	$13,033	$38,185	$(15,930)	$50,441

Weighted-average shares outstanding - basic	80,631	80,749	80,605	80,722
Dilutive effect of stock-based compensation	251	261	—	255
Weighted-average shares outstanding - diluted	80,882	81,010	80,605	80,977

Earnings (loss) from continuing operations per common share, attributable to Harsco Corporation common stockholders:
Basic	$0.16	$0.47	$(0.20)	$0.62

Diluted	$0.16	$0.47	$(0.20)	$0.62

The following average outstanding stock-based compensation units were not included in the three and six month computation of diluted earnings per share because the effect was antidilutive:

	Three Months Ended		Six Months Ended
	June 30		June 30
(In thousands)	2012	2011	2012	2011
Restricted stock units	—	—	101	—
Stock options	372	—	428	—
Stock appreciation rights	318	—	300	—
Other	—	—	178	—

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
All derivative instruments are recorded on the balance sheet at fair value.  Changes in the fair value of derivatives used to hedge foreign currency denominated balance sheet items are reported directly in earnings along with offsetting transaction gains and losses on the items being hedged.  Derivatives used to hedge forecasted cash flows associated with foreign currency commitments or forecasted commodity purchases may be accounted for as cash flow hedges, as deemed appropriate and if the criteria for hedge accounting are met.  Gains and losses on derivatives designated as cash flow hedges are deferred as a separate component of equity and reclassified to earnings in a manner that matches the timing of the earnings impact of the hedged transactions.  Generally, at June 30, 2012, these deferred gains and losses will be reclassified to earnings over 10 to 15 years from the balance sheet date.  The ineffective portion of all hedges, if any, is recognized currently in earnings.
The fair values of outstanding derivative contracts recorded as assets and liabilities on the Condensed Consolidated Balance Sheets at June 30, 2012 and December 31, 2011 were as follows:

	Asset Derivatives		Liability Derivatives
(In thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
June 30, 2012
Derivatives designated as hedging instruments:
Cross currency interest rate swaps	Other assets	55,367	Noncurrent liabilities	—
Total derivatives designated as hedging instruments		$55,367		$—

Derivatives not designated as hedging instruments:
Foreign currency forward exchange contracts	Other current assets	$1,241	Other current liabilities	$1,260

	Asset Derivatives		Liability Derivatives
(In thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
December 31, 2011
Derivatives designated as hedging instruments:
Foreign currency forward exchange contracts	Other current assets	$274	Other current liabilities	$—
Cross currency interest rate swaps	Other assets	44,636	Noncurrent liabilities	1,792
Total derivatives designated as hedging instruments		$44,910		$1,792

Derivatives not designated as hedging instruments:
Foreign currency forward exchange contracts	Other current assets	$2,912	Other current liabilities	$1,207

The effect of derivative instruments on the Condensed Consolidated Statements of Income and the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2012 and 2011 was as follows:
Derivatives Designated as Hedging Instruments

(In thousands)	Amount of Gain (Loss) Recognized in Other Comprehensive Income (“OCI”) on Derivative - Effective Portion	Location of Gain (Loss) Reclassified from Accumulated OCI into Income - Effective Portion	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income - Effective Portion	Location of Gain (Loss) Recognized in Income on Derivative - Ineffective Portion and Amount Excluded from Effectiveness Testing	Amount of Gain (Loss) Recognized in Income on Derivative - Ineffective Portion and Amount Excluded from Effectiveness Testing
For the three months ended June 30, 2012:
Foreign currency forward exchange contracts	$179	Cost of services and products sold	$222		$—
Cross-currency interest rate swaps	2,440		—	Cost of services and products sold	19,992	(a)
	$2,619		$222		$19,992

For the three months ended June 30, 2011:
Foreign currency forward exchange contracts	$(172)		$—		$—
Cross-currency interest rate swaps	1,308		—	Cost of services and products sold	(4,676)	(a)
	$1,136		$—		$(4,676)
(a)   These gains (losses) offset foreign currency fluctuation effects on the debt principal.

(In thousands)	Amount of Gain (Loss) Recognized in Other Comprehensive Income (“OCI”) on Derivative - Effective Portion	Location of Gain (Loss) Reclassified from Accumulated OCI into Income - Effective Portion	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income - Effective Portion	Location of Gain (Loss) Recognized in Income on Derivative - Ineffective Portion and Amount Excluded from Effectiveness Testing	Amount of Gain (Loss) Recognized in Income on Derivative - Ineffective Portion and Amount Excluded from Effectiveness Testing
For the six months ended June 30, 2012:
Foreign currency forward exchange contracts	$(183)	Cost of services and products sold	$256		$—
Cross-currency interest rate swaps	3,779		—	Cost of services and products sold	8,745	(a)
	$3,596		$256		$8,745

For the six months ended June 30, 2011:
Foreign currency forward exchange contracts	$(699)		$—		$—
Cross-currency interest rate swaps	9,129		—	Cost of services and products sold	(23,457)	(a)
	$8,430		$—		$(23,457)
(a)   These gains (losses) offset foreign currency fluctuation effects on the debt principal.

Derivatives Not Designated as Hedging Instruments

	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative for the Three Months Ended June 30 (a)
(In thousands)		2012	2011
Foreign currency forward exchange contracts	Cost of services and products sold	$7,199	$(1,956)
(a) These gains (losses) offset amounts recognized in cost of services and products sold principally as a result of intercompany or third party foreign currency exposures.

	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative for the Six Months Ended June 30 (a)
(In thousands)		2012	2011
Foreign currency forward exchange contracts	Cost of services and products sold	$2,505	$(7,077)
(a) These gains (losses) offset amounts recognized in cost of services and products sold principally as a result of intercompany or third party foreign currency exposures.

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
The Company uses derivative instruments to hedge cash flows related to foreign currency fluctuations.  At June 30, 2012 and December 31, 2011, the Company had $346.4 million and $324.5 million of contracted amounts, respectively, of foreign currency forward exchange contracts outstanding.  These contracts are part of a worldwide program to minimize foreign currency exchange operating income and balance sheet exposure by offsetting foreign currency exposures of certain future payments between the Company and its various subsidiaries, suppliers or customers.  The unsecured contracts outstanding at June 30, 2012 mature at various times within six months and are with major financial institutions.  The Company may be exposed to credit loss in the event of non-performance by the contract counterparties.  The Company evaluates the creditworthiness of the counterparties and does not expect default by them.  Foreign currency forward exchange contracts are used to hedge commitments, such as foreign currency debt, firm purchase commitments and foreign currency cash flows for certain export sales transactions.
The following tables summarize, by major currency, the contractual amounts of the Company’s foreign currency forward exchange contracts in U.S. dollars at June 30, 2012 and December 31, 2011.  The “Buy” amounts represent the U.S. dollar equivalent of commitments to purchase foreign currencies, and the “Sell” amounts represent the U.S. dollar equivalent of commitments to sell foreign currencies.  The recognized gains and losses offset amounts recognized in cost of services and products sold principally as a result of intercompany or third party foreign currency exposures.
June 30, 2012

(In thousands)	Type	U.S. Dollar Equivalent	Maturity	Recognized Gain (Loss)
British pounds sterling	Sell	$3,577	July 2012	$20
British pounds sterling	Buy	2,215	July 2012	(7)
Euros	Sell	194,376	July 2012 through December 2012	879
Euros	Buy	106,313	July 2012 through August 2012	(801)
Other currencies	Sell	2,558	July 2012 through September 2012	7
Other currencies	Buy	37,361	July 2012 through August 2012	(117)
Total		$346,400		$(19)

December 31, 2011

(In thousands)	Type	U.S. Dollar Equivalent	Maturity	Recognized Gain (Loss)
British pounds sterling	Sell	$18,350	January 2012	$(20)
British pounds sterling	Buy	4,364	January 2012	(12)
Euros	Sell	178,889	January 2012 through October 2012	2,345
Euros	Buy	105,247	January 2012 through April 2012	(878)
Other currencies	Sell	2,957	January 2012 through March 2012	62
Other currencies	Buy	14,656	January 2012	235
Total		$324,463		$1,732

In addition to foreign currency forward exchange contracts, the Company designates certain loans as hedges of net investments in foreign subsidiaries.  The Company recorded pre-tax net gains of $2.5 million and $6.9 million during the three and six months ended June 30, 2012, respectively, and pre-tax net losses of $2.3 million and $9.2 million during the three and six months ended June 30, 2011, respectively, into Accumulated other comprehensive loss, which is a separate component of stockholders’ equity.
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

Cross-Currency Interest Rate Swaps

		Interest Rates
(In millions)	Contractual Amount	Receive	Pay
Maturing 2018	$250.0	Fixed U.S. dollar rate	Fixed euro rate
Maturing 2020	220.0	Fixed U.S. dollar rate	Fixed British pound sterling rate
Maturing 2013	1.8	Floating U.S. dollar rate	Fixed Indian rupee rate
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
At June 30, 2012 and December 31, 2011, all derivative assets and liabilities were valued at Level 2 of the fair value hierarchy.  The following table indicates the different financial instruments of the Company at June 30, 2012 and December 31, 2011:
Level 2 Fair Value Measurements

(In thousands)	June 30 2012	December 31 2011
Assets
Foreign currency forward exchange contracts	$1,241	$3,186
Cross-currency interest rate swaps	55,367	44,636
Liabilities
Foreign currency forward exchange contracts	1,260	1,207
Cross-currency interest rate swaps	—	1,792

The following table reconciles the beginning and ending balances for liabilities measured on a recurring basis using unobservable inputs (Level 3) for the three and six months ended June 30:

	Three Months Ended		Six Months Ended
	June 30		June 30
(In thousands)	2012	2011	2012	2011
Balance at beginning of period	$—	$—	$—	$3,872
Fair value adjustments included in earnings	—	—	—	(3,966)
Effect of exchange rate changes	—	—	—	94
Balance at end of period	$—	$—	$—	$—
The Company primarily applies the market approach for recurring fair value measurements and endeavors to utilize the best available information.  Accordingly, the Company utilizes valuation techniques that maximize the use of observable inputs, such as forward rates, interest rates, the Company’s credit risk and counterparties’ credit risks, and which minimize the use of unobservable inputs.  The Company is able to classify fair value balances based on the ability to observe those inputs.  Commodity derivatives, foreign currency forward exchange contracts and cross-currency interest rate swaps are classified as Level 2 fair value based upon pricing models using market-based inputs.  Model inputs can be verified, and valuation techniques do not involve significant management judgment.
The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and short-term borrowings approximate fair value due to the short-term maturities of these assets and liabilities.  At June 30, 2012 and December 31, 2011, the total fair value of long-term debt, including current maturities, was $1.0 billion and $935.1 million, respectively, compared to carrying value of $951.8 million and $857.4 million, respectively.  Fair values for debt are based on quoted market prices (Level 1) for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities.

13. Review of Operations by Segment

	Three Months Ended		Six Months Ended
	June 30		June 30
(In thousands)	2012	2011	2012	2011
Revenues From Continuing Operations
Harsco Metals & Minerals	$364,923	$423,789	$724,874	$815,526
Harsco Infrastructure	234,570	298,334	472,542	559,901
Harsco Rail	79,627	77,945	147,675	140,547
Harsco Industrial	91,455	75,023	177,819	138,172
Total revenues from continuing operations	$770,575	$875,091	$1,522,910	$1,654,146
Operating Income (Loss) From Continuing Operations
Harsco Metals & Minerals	$31,001	$35,252	$53,312	$63,857
Harsco Infrastructure	(24,349)	(5,088)	(77,891)	(22,579)
Harsco Rail	12,035	22,520	21,366	30,643
Harsco Industrial	16,955	13,044	30,953	23,718
Corporate	(1,003)	(1,295)	(5,788)	(2,170)
Total operating income from continuing operations	$34,639	$64,433	$21,952	$93,469

Reconciliation of Segment Operating Income to Income (Loss) From Continuing Operations Before Income Taxes and Equity Income

	Three Months Ended		Six Months Ended
	June 30		June 30
(In thousands)	2012	2011	2012	2011
Segment operating income	$35,642	$65,728	$27,740	$95,639
General corporate	(1,003)	(1,295)	(5,788)	(2,170)
Operating income from continuing operations	34,639	64,433	21,952	93,469
Interest income	882	619	1,556	1,339
Interest expense	(11,608)	(12,644)	(24,432)	(24,579)
Income (loss) from continuing operations before income taxes and equity income	$23,913	$52,408	$(924)	$70,229

14.   Other Expenses
This income statement classification includes restructuring costs for employee termination benefit costs, product rationalization and costs to exit activities; former CEO separation costs; net gains on the disposal of non-core assets; currency translation adjustments recognized in earnings; and business combination accounting adjustments for contingent consideration related to acquisitions by the Company.

	Three Months Ended		Six Months Ended
	June 30		June 30
(In thousands)	2012	2011	2012	2011
Restructuring costs (see Note 15)	$29,660	$2,422	$65,109	$7,258
Former CEO separation costs	—	—	4,125	—
Net gains from disposal of non-core assets	(821)	(1,758)	(1,222)	(2,814)
Currency translation adjustments recognized in earnings	(6,754)	—	(6,754)	—
Contingent consideration adjustments	—	—	—	(3,966)
Other	791	246	1,710	903
Other expenses	$22,876	$910	$62,968	$1,381

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
2011/2012 Restructuring Program
Under the 2011/2012 Restructuring Program, the Company is optimizing rental assets and sale inventories by removing non-core assets under an expanded product rationalization and branch structure reduction program undertaken in its Harsco Infrastructure Segment; optimizing office structures in the Harsco Infrastructure and Harsco Metals & Minerals Segments; and reducing the global workforce in the Harsco Infrastructure and Harsco Metals & Minerals Segments.  As previously disclosed in the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2011, the Company incurred approximately $101 million in pre-tax charges under this program in 2011. Additional charges of approximately $33 million are expected to be incurred in the second half of 2012.  Benefits under this program, in the form of reduced costs, are expected to be over $36 million in 2012 and more than $65 million when fully annualized in 2013.

The restructuring accrual for the 2011/2012 Restructuring Program at June 30, 2012 and the activity for the six months then ended are as follows:

(In thousands)	Accrual December 31 2011	Additional Expenses Incurred (a)	Non-Cash Charges / Adjustments	Net Cash Expenditures	Foreign Currency Translation	Remaining Accrual June 30 2012
Harsco Infrastructure Segment
Employee termination benefit costs	$14,500	$12,863	$(326)	$(17,848)	$(10)	$9,179
Cost to exit activities	2,833	35,958	732	(29,784)	(97)	9,642
Total Harsco Infrastructure Segment (b)	17,333	48,821	406	(47,632)	(107)	18,821

Harsco Metals & Minerals Segment
Employee termination benefit costs	12,737	707	—	(5,493)	(276)	7,675

Harsco Rail Segment
Employee termination benefit costs	50	67	—	(100)	—	17

Harsco Corporate
Employee termination benefit costs	351	341	—	(625)	—	67
Total	$30,471	$49,936	$406	$(53,850)	$(383)	$26,580
(a)     Includes principally the recognition of additional expenses due to timing considerations under U.S. GAAP, as well as adjustments to previously recorded restructuring charges resulting from changes in facts and circumstances in the implementation of these activities.
(b)     The table does not include $15.2 million of non-cash product rationalization expense or $14.5 million of proceeds from asset sales under the 2011/2012 Restructuring Program for this Segment as these items did not impact the restructuring accrual during the six months ended June 30, 2012.
Cash expenditures related to the remaining accrual at June 30, 2012 are expected to be paid principally throughout the remainder of 2012 with certain exit activity costs for lease terminations expected to be paid over the remaining life of the leases.
Fourth Quarter 2010 Harsco Infrastructure Program
Under the Fourth Quarter 2010 Harsco Infrastructure Program, the Harsco Infrastructure Segment reduced its branch structure; consolidated and/or closed administrative office locations; reduced its global workforce; and rationalized its product lines.
The restructuring accrual for the Fourth Quarter 2010 Harsco Infrastructure Program at June 30, 2012 and the activity for the six months then ended are as follows:

(In thousands)	Accrual December 31 2011	Adjustments to Previously Recorded Restructuring Charges (a)	Cash Expenditures	Foreign Currency Translation	Remaining Accrual June 30 2012
Harsco Infrastructure Segment
Cost to exit activities	$11,929	$(892)	$(1,646)	$(122)	$9,269
Employee termination benefit costs	211	(147)	(61)	(3)	—
Other	7	(5)	—	(2)	—
Total	$12,147	$(1,044)	$(1,707)	$(127)	$9,269
(a)       Adjustments to previously recorded restructuring charges resulted from changes in facts and circumstances in the implementation of these activities.
Approximately one-fourth of the remaining accrual at June 30, 2012 related to this program is expected to be paid throughout 2012.  Approximately $6.3 million related to payment of multiemployer pension plan withdrawal liabilities is expected to be paid through 2023 under contractual payment terms with the related plan administrators.  Certain exit activity costs for lease terminations are expected to be paid over the remaining life of the leases.

Prior Restructuring Programs
Other restructuring actions were undertaken in 2010, in addition to the Fourth Quarter 2010 Harsco Infrastructure Program described above, to reduce the Company’s cost structure.
The restructuring accrual for those prior restructuring programs at June 30, 2012 and the activity for the six months then ended are as follows:

(In thousands)	Accrual December 31 2011	Cash Expenditures	Foreign Currency Translation	Remaining Accrual June 30 2012
Harsco Metals & Minerals Segment
Employee termination benefit costs	$1,280	$(55)	$(15)	$1,210
Cost to exit activities	727	(62)	—	665
Total	$2,007	$(117)	$(15)	$1,875

The majority of the remaining cash expenditures of $1.9 million related to these actions are expected to be paid throughout 2012 and 2013.

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

Executive Overview

	Three Months Ended
Revenues by Segment	June 30
(In millions)	2012	2011	Change	%
Harsco Metals & Minerals	364.9	423.8	$(58.9)	(13.9)%
Harsco Infrastructure	234.6	298.3	(63.8)	(21.4)
Harsco Rail	79.6	77.9	1.7	2.2
Harsco Industrial	91.5	75.0	16.4	21.9
Total revenues	$770.6	$875.1	$(104.5)	(11.9)%

	Six Months Ended
Revenues by Segment	June 30
(In millions)	2012	2011	Change	%
Harsco Metals & Minerals	724.9	815.5	$(90.7)	(11.1)%
Harsco Infrastructure	472.5	559.9	(87.4)	(15.6)
Harsco Rail	147.7	140.5	7.1	5.1
Harsco Industrial	177.8	138.2	39.6	28.7
Total revenues	$1,522.9	$1,654.1	$(131.2)	(7.9)%

	Three Months Ended
Revenues by Region	June 30
(In millions)	2012	2011	Change	%
Western Europe	$268.9	$337.7	$(68.8)	(20.4)%
North America	307.1	302.7	4.4	1.4
Latin America (a)	80.7	89.4	(8.7)	(9.7)
Middle East and Africa	40.2	55.6	(15.4)	(27.7)
Asia-Pacific	48.8	48.4	0.4	0.7
Eastern Europe	24.9	41.3	(16.4)	(39.6)
Total revenues	$770.6	$875.1	$(104.5)	(11.9)%

(a)          Includes Mexico.

	Six Months Ended
Revenues by Region	June 30
(In millions)	2012	2011	Change	%
Western Europe	$547.5	$645.8	$(98.3)	(15.2)%
North America	580.1	567.1	13.0	2.3
Latin America (a)	167.8	170.9	(3.1)	(1.8)
Middle East and Africa	77.7	106.5	(28.8)	(27.0)
Asia-Pacific	98.0	93.6	4.4	4.7
Eastern Europe	51.9	70.2	(18.3)	(26.1)
Total revenues	$1,522.9	$1,654.1	$(131.2)	(7.9)%
(a)          Includes Mexico.
Revenues for the Company during the second quarter and first half of 2012 were $770.6 million and $1.5 billion, respectively, compared with $875.1 million and $1.7 billion, respectively, in the second quarter and first half of 2011.  Foreign currency translation decreased revenues by $60.1 million and $74.3 million, respectively, for the second quarter and first half of 2012 in comparison with the second quarter and first half of 2011.  Revenues from emerging markets (those outside North America and Western Europe) were approximately 26% in the first half of 2012 compared with 27% in first half of 2011.

	Three Months Ended
Operating Income (Loss) by Segment	June 30
(In millions)	2012	2011	Change	%
Harsco Metals & Minerals	$31.0	$35.3	$(4.3)	(12.1)%
Harsco Infrastructure	(24.3)	(5.1)	(19.3)	(378.6)
Harsco Rail	12.0	22.5	(10.5)	(46.6)
Harsco Industrial	17.0	13.0	3.9	30.0
Corporate	(1.0)	(1.3)	0.3	22.5
Total operating income	$34.6	$64.4	$(29.8)	(46.2)%

	Six Months Ended
Operating Income (Loss) by Segment	June 30
(In millions)	2012	2011	Change	%
Harsco Metals & Minerals	$53.3	$63.9	$(10.5)	(16.5)%
Harsco Infrastructure	(77.9)	(22.6)	(55.3)	(244.9)
Harsco Rail	21.4	30.6	(9.3)	(30.3)
Harsco Industrial	31.0	23.7	7.2	30.5
Corporate	(5.8)	(2.2)	(3.6)	(166.7)
Total operating income	$22.0	$93.5	$(71.5)	(76.5)%

	Three Months Ended		Six Months Ended
	June 30		June 30
Operating Margin by Segment	2012	2011	2012	2011
Harsco Metals & Minerals	8.5%	8.3%	7.4%	7.8%
Harsco Infrastructure	(10.4)	(1.7)	(16.5)	(4.0)
Harsco Rail	15.1	28.9	14.5	21.8
Harsco Industrial	18.5	17.4	17.4	17.2
Consolidated operating margin	4.5%	7.4%	1.4%	5.7%
The Operating income from continuing operations for the second quarter and first half of 2012 was $34.6 million and $22.0 million, respectively, compared with operating income from continuing operations of $64.4 million and $93.5 million, respectively, in the second quarter and first half of 2011.  This decrease was principally driven by $29.6 million and $65.1 million, respectively of pre-tax restructuring charges associated with the 2011/2012 Restructuring Program in the second quarter and first half of 2012.  Diluted earnings per share from continuing operations for the second quarter of 2012 were $0.16 and diluted loss per share from continuing operations for the first half of 2012 were $0.20, compared with diluted earnings per share from continuing operations of $0.47 and $0.62, respectively for the second quarter and first half of 2011.

Benefits realized under the 2011/2012 Restructuring Program had a positive pre-tax effect on operating income of approximately $20 million in the first half of 2012. Under the 2011/2012 Restructuring Program, the Company expects to realize reduced costs of approximately $36 million in 2012 and $65 million on an annualized basis in 2013.  These estimates have not changed from prior reported estimates.  Savings under the Company’s Fourth Quarter 2010 Harsco Infrastructure Program have previously been estimated at $60 million per year and the Company expects to realize that amount in 2012 from the 2010 actions.
The Company continues to have sufficient available liquidity and has been able to obtain all necessary financing.  The Company currently expects operational and business needs to be met with cash from operations and commercial paper borrowings for 2012.  The need to supplement cash from operations with commercial paper borrowings for the remainder of 2012 is due to cash payments related to the Company's previously announced restructuring actions. See Liquidity and Capital Resources under Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion on cash flows.

Harsco Metals & Minerals Segment:

	Three Months Ended	Six Months Ended
Significant Impacts on Revenues (In millions)	June 30, 2012	June 30, 2012
Revenues — 2011	$423.8	$815.5
Net decreased volume	(23.0)	(46.1)
Impact of foreign currency translation	(35.9)	(44.5)
Revenues — 2012	$364.9	$724.9

Significant Impacts on Operating Income:

•	Lower global steel production and demand. Overall, steel production by customers under services contracts was down 7% in the second quarter of 2012 compared to the same period in the prior year.

•	Results for the second quarter and first half of 2012 reflect the impact of the Company's decision to exit lower-margin contracts.

•	These impacts were partially offset by improved results from this Segment’s roofing granules and abrasives business and overall cost reductions from the 2011/2012 Restructuring Program.

•
Foreign currency translation decreased operating income for this Segment by approximately $4 million for both the second quarter and first half of 2012 compared with the same periods in the prior year.

Harsco Infrastructure Segment:

	Three Months Ended	Six Months Ended
Significant Impacts on Revenues (In millions)	June 30, 2012	June 30, 2012
Revenues — 2011	$298.3	$559.9
Impact of exited operations	(22.6)	(30.6)
Net decreased volume	(18.6)	(29.0)
Impact of foreign currency translation	(22.5)	(27.8)
Revenues — 2012	$234.6	$472.5

Significant Impacts on Operating Income:

•	During the second quarter and first half of 2012, pre-tax restructuring charges of $28.4 million and $64.0 million, respectively, were incurred as part of the 2011/2012 Restructuring Program.

•	Decreased volumes of equipment rentals and erection and dismantling services, primarily in North America.

•	These impacts were partially offset by the realization of expected cost savings resulting from restructuring initiatives implemented in 2010 and 2011.

•
Foreign currency translation decreased operating income for this Segment by approximately $1 million for both the second quarter and first half of 2012 compared with the same periods in the prior year.

 Harsco Rail Segment:

	Three Months Ended	Six Months Ended
Significant Effects on Revenues (In millions)	June 30, 2012	June 30, 2012
Revenues — 2011	$77.9	$140.5
Net increased volume	2.3	7.8
Impact of foreign currency translation	(0.6)	(0.6)
Revenues — 2012	$79.6	$147.7

Significant Effects on Operating Income:

•
This Segment's operating income for the first half of 2012 was lower than the first quarter of 2011 due principally to an $8.0 million pre-tax one-time gain from the reduction of estimated costs related to the first phase of the Company's large equipment order to the Ministry of Railways of China that occurred in the second quarter of 2011.

•	Operating income was negatively impacted in the first half of 2012 by the mix and timing of equipment orders, parts sales and service revenues.

Harsco Industrial Segment:

	Three Months Ended	Six Months Ended
Significant Effects on Revenues (In millions)	June 30, 2012	June 30, 2012
Revenues — 2011	$75.0	$138.2
Net increased volume	17.5	41.0
Impact of foreign currency translation	(1.0)	(1.4)
Revenues — 2012	$91.5	$177.8

Significant Effects on Operating Income:

•	Increased market demand with gains in market share in the principally energy-related markets served by these businesses.

•	Operating income was positively affected by lower material costs in the first half of 2012 compared with the same period in the prior year.

Outlook, Trends and Strategies

In addition to items noted in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, the following significant items, risks, trends and strategies are expected to affect the Company for the remainder of 2012 and beyond:

•
The Company will continue to place a strong focus on expansion into targeted emerging markets to improve the balance of its geographic footprint.  More specifically, the Company’s global growth strategies include steady, targeted expansion, particularly in Asia-Pacific, the Gulf Region of the Middle East and Africa and Latin America to further complement the Company’s already strong presence throughout Europe and North America.  Although the Harsco Metals & Minerals Segment will continue to be impacted by exited contracts that did not meet minimum return requirements, underlying growth for the Company overall is also expected to be achieved through the provision of additional services to existing customers; new contracts in both developed and targeted growth markets focusing on environmental solutions that reduce the impact of customer waste streams and provide other beneficial uses; and targeted strategic ventures and partnerships in strategic countries and market sectors.  This strategy is targeted to result in approximately 35% of revenue from emerging markets by 2015.  This growth will come both organically and through investments such as the previously announced China’s Taiyuan Iron & Steel (Group) Co, Ltd. (“TISCO”) strategic venture.  Over time, a balanced geographic footprint should also benefit the Company through further diversification of its customer base.

•
The Company’s intention with regard to the use of operating cash flow is to take a balanced approach.  The first use of cash flows will be to continue to pay the Company’s cash dividend, which has been paid every year since 1939.  Second, the Company plans to allocate capital expenditures to projects that have the appropriate long-term return characteristics with the highest Economic Value Added (“EVA®”) potential and return on capital employed.

•
The Company has maintained a capital structure with a balance sheet debt to capital ratio approximating 40% for the last several years.  That ratio has increased to 45.7% at June 30, 2012 primarily due to decreased equity resulting from restructuring charges incurred in 2011 and 2012; foreign currency translation adjustments and pension liability adjustments in 2011, including a deferred tax valuation allowance recorded related to U.K. pension liabilities; and higher outstanding commercial paper balances as of June 30, 2012.

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

•
Defined benefit net periodic pension costs for 2012 are expected to be approximately $9 million higher than 2011.  Contributing to this increased expense are lower discount rates at December 31, 2011 and a lower than expected return on plan assets in 2011.  These two factors are primary drivers of the Company’s defined benefit net periodic pension costs as substantially all of the Company’s significant defined benefit plans have been frozen to eliminate future service benefits.

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

Harsco Metals & Minerals Segment:

•
The Company expects results for the Harsco Metals & Minerals Segment for the third quarter of 2012 to approximate the third quarter of 2011, based on average steel production capacity utilization remaining at the lower end of historical norms, continued announcements of selective furnace shutdowns at certain customer steel-mill sites and continuing negative pressure on economic growth, particularly in the Eurozone and the United States.

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

•
The Company has recently announced a new 20-year environmental services contract for the environmentally-beneficial handling and processing of steelmaking by-products with Tangshan Iron & Steel, the flagship site of China's largest steelmaker, Hebei Iron & Steel (HBIS) Group, the second largest producer of steel in the world.  This contract significantly expands Harsco's existing resource recovery services at the Tangshan works under a new strategic venture relationship led by Harsco that focuses directly on improving the surrounding environment from steelmaking operations.

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

Harsco Infrastructure Segment:

•
The Company expects this Segment to realize an operating loss for 2012 due to the substantial restructuring expenses that will be incurred under the 2011/2012 Restructuring Program and continued market softness.

•
As expected, this Segment is realizing the anticipated cost benefits resulting from the successful implementation of the Fourth Quarter 2010 Harsco Infrastructure Restructuring Program and the 2011/2012 Restructuring Program.  The Company currently expects to see the full benefit of Fourth Quarter 2010 Harsco Infrastructure Restructuring Program in 2012 and the full benefits of the 2011/2012 Restructuring Program in 2013. However, other factors, including higher pension costs, are expected to partially offset these benefits.

•
The Company has initiated strategies to reposition the Harsco Infrastructure Segment and is focusing increasingly on projects in the global industrial maintenance and civil infrastructure construction sectors, as well as developing this business in economies outside the United States and Western Europe that have greater prospects for both near-term and long-term growth.  The Segment has been shifting from small, essentially independent branches that serve smaller projects to an integrated business with resources able to focus on larger projects that will have a longer duration and which require highly engineered solutions.  Local focus on the customer will continue, and customer service should improve through coordinated asset management, sales effectiveness and operational excellence.

Harsco Rail Segment:

•	Bidding and contract signings within the Harsco Rail Segment continue to be strong and full-year results are still expected to meet original expectations.

•	The outlook for this Segment continues to be favorable. The global demand for railway maintenance-of-way equipment, parts, and services continues to be strong.

•
The Harsco Rail Segment expects to develop a larger presence in certain developing countries as track construction and maintenance needs grow.  Additionally, sales opportunities along with strategic acquisitions and/or joint ventures in the Harsco Rail Segment will be considered if the appropriate strategic opportunities arise.

Harsco Industrial Segment:

•
The outlook for the Harsco Industrial Segment for the remainder of 2012 is guarded due to volatility in energy-related end markets.  This Segment expects to see continued growth in both revenues and income in 2012 and beyond, principally due to its focus on the energy sector, its globalization of the business and its renewed emphasis on product development and differentiation.

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

Results of Operations

	Three Months Ended		Six Months Ended
	June 30		June 30
(Dollars in millions, except per share amounts)	2012	2011	2012	2011
Revenues from continuing operations	$770.6	$875.1	$1,522.9	$1,654.1
Cost of services and products sold	584.8	667.2	1,178.4	1,277.6
Selling, general and administrative expenses	125.6	141.2	254.8	279.0
Other expenses	22.9	0.9	63.0	1.4
Operating income from continuing operations	34.6	64.4	22.0	93.5
Interest expense	(11.6)	(12.6)	(24.4)	(24.6)
Income tax expense	(10.4)	(13.3)	(14.9)	(17.7)
Income (loss) from continuing operations	13.6	39.2	(15.6)	52.8
Diluted earnings (loss) per common share from continuing operations attributable to Harsco Corporation common stockholders	0.16	0.47	(0.20)	0.62
Comparative Analysis of Consolidated Results
Revenues
Revenues for the second quarter of 2012 decreased $104.5 million or 11.9% from the second quarter of 2011.  Revenues for the first half of 2012 decreased $131.2 million or 7.9% from the first half of 2011. These decreases were attributable to the following significant items:

Change in Revenues — 2012 vs. 2011	Three Months Ended	Six Months Ended
(In millions)	June 30, 2012	June 30, 2012
Effect of foreign currency translation.	$(60.1)	$(74.3)
Net decreased revenues in the Harsco Metals & Minerals Segment due principally to contracts that have been exited or not renewed due to the Company’s minimum return requirements, as well as decreased steel production by customers.	(23.0)	(46.1)
Impact of exited operations in the Harsco Infrastructure Segment.	(22.6)	(30.6)
Net decreased revenues in the Harsco Infrastructure Segment due principally to decreased volumes in erection and dismantling services, principally in North America.	(18.6)	(29.0)
Increased market demand with gains in market share in the principally energy-related markets served by the businesses in the Harsco Industrial Segment.	17.5	41.0
Net increased revenues in the Harsco Rail Segment due principally to increased contract services revenues and equipment sales.	2.3	7.8
Total change in revenues — 2012 vs. 2011	$(104.5)	$(131.2)
Cost of Services and Products Sold
Cost of services and products sold for the second quarter of 2012 decreased $82.4 million or 12.4% from the second quarter of 2011.  Cost of services and products sold for the first half of 2012 decreased $99.2 million or 7.8% from the first half of 2011. These decreases were attributable to the following significant items:

Change in Cost of Services and Products Sold — 2012 vs. 2011	Three Months Ended	Six Months Ended
(In millions)	June 30, 2012	June 30, 2012
Effect of foreign currency translation.	$(47.0)	$(58.2)
Impact of exited operations in the Harsco Infrastructure Segment.	(21.1)	(29.1)
Decreased costs due to changes in revenues (exclusive of the effect of foreign currency translation, and including the impact of increased energy and fluctuations in commodity costs included in selling prices).	(18.5)	(24.0)
Principally product mix and higher costs including commodities.	4.2	12.1
Total change in cost of services and products sold — 2012 vs. 2011	$(82.4)	$(99.2)

Selling, General and Administrative Expenses
Selling, general and administrative expenses for the second quarter of 2012 decreased $15.6 million or 11.0% from the second quarter of 2011.  Selling, general and administrative expenses for the first half of 2012 decreased $24.2 million or 8.7% from the first half of 2011. Selling, general and administrative expenses as a percentage of revenues decreased to 16.7% from 16.9% for the first half of 2012 compared with the first half of 2011.  The change in selling, general and administrative expenses were attributable to the following significant items:

Change in Selling, General and Administrative Expenses — 2012 vs. 2011	Three Months Ended	Six Months Ended
(In millions)	June 30, 2012	June 30, 2012
Decreased compensation expense due to the realization of cost savings benefits from restructuring activities and exited operations in the Harsco Infrastructure Segments.	$(6.5)	$(11.0)
Effect of foreign currency translation.	(8.2)	(10.5)
Decreased professional fees.	(1.5)	(2.9)
Lower facility rental costs.	(1.4)	(2.3)
Increased commissions, primarily due to higher sales in the Harsco Rail and Harsco Industrial Segments.	2.8	3.1
Higher bad debt expense.	2.6	3.5
Other, net.	(3.4)	(4.1)
Total change in selling, general and administrative expenses — 2012 vs. 2011	$(15.6)	$(24.2)
Other Expenses
This income statement classification includes restructuring costs for employee termination benefit costs, product rationalization and costs to exit activities; former CEO separation costs; net gains on the disposal of non-core assets; currency translation adjustments recognized in earnings; and business combination accounting adjustments for contingent consideration related to acquisitions by the Company. The most significant change in Other expenses relates to restructuring costs that were incurred principally in the Harsco Infrastructure Segment. Additional information on other expenses is included in Note 14, “Other Expenses,” in Part I, Item 1, Financial Statements.

Interest Expense
Interest expense decreased $1.0 million and $0.1 million from the second quarter and first half of 2011, respectively. The decrease in the second quarter of 2012 was due to lower foreign currency exchange rates and decreased deferred financing costs. For the first half of 2012, the favorability in the second quarter of 2012 was mostly offset by the expensing of previously deferred financing costs and higher commercial paper balances in the first quarter of 2012.

Income Tax Expense
Income tax expense from continuing operations was impacted primarily due to certain losses from continuing operations being generated in jurisdictions where no tax benefit can be recognized for the three and six months ended June 30, 2012 compared with the three and six months ended June 30, 2011. These losses with no tax benefit resulted in income tax expense despite an overall loss from continuing operations for the six months ended June 30, 2012 and impacted effective income tax rates for all periods in 2012.

Income (loss) from Continuing Operations
The $13.6 million income from continuing operations in the second quarter of 2012 was $25.6 million lower than income from continuing operations for the same period of 2011 of $39.2 million.  The $15.6 million loss from continuing operations in the first half of 2012 was $68.4 million lower than income from continuing operations for the same period of 2011 of $52.8 million. The decreases principally resulted from the $29.6 million and $65.1 million pre-tax restructuring charges related to the 2011/2012 Restructuring Program for the three and six months ended June 30, 2012, primarily in the Harsco Infrastructure Segment.

Liquidity and Capital Resources
Overview
The Company continues to have sufficient available liquidity and has been able to obtain all necessary financing.  The Company currently expects operational and business needs to be met with cash from operations supplemented with borrowings from time to time due to historical patterns of seasonal cash flow and for the funding of various projects.
The Company continues to implement and execute capital efficiency initiatives to enhance liquidity.  These initiatives have included prudent allocation of capital spending to projects where the highest returns can be achieved while redeploying existing capital investments; optimization of worldwide cash positions; reductions in discretionary spending; and frequent evaluation of customer and business-partner credit risk.  These initiatives have been successful in helping counteract strained global financial markets.  While global financial markets have improved for certain highly rated credit issuers, the stresses that markets have been under since 2008 are still reflected in tightened credit conditions for the funding of non-residential construction projects, particularly commercial construction.  These tightened credit conditions, along with the sovereign debt crisis in Europe and economic austerity measures implemented in the United Kingdom and other European economies, have restrained growth in the Harsco Infrastructure Segment.  These unfavorable conditions in the credit markets also continue to impact some of the Company’s current and potential customers.
During the first half of 2012, the Company’s operations provided $35.7 million in operating cash flow, a decrease from the $66.9 million generated in first half of 2011.  Approximately $56 million of operating cash was disbursed in the first half of 2012 for restructuring costs associated with the Fourth Quarter 2010 Harsco Infrastructure Program and the 2011/2012 Restructuring Program compared to approximately $15 million of operating cash disbursed in the first half of 2011 for restructuring costs associated with the Fourth Quarter 2010 Harsco Infrastructure Program.  In the first half of 2012, the Company invested $107.8 million in capital expenditures, mostly for the Harsco Metals & Minerals Segment, compared with $166.9 million invested in the first half of 2011.  The Company paid $33.0 million in stockholder dividends in the first half of both 2012 and 2011.
The Company’s net cash borrowings increased by $68.5 million in the first half of 2012, primarily to fund capital expenditures, principally in the Harsco Metals & Minerals Segment.  The Company’s debt to total capital ratio increased to 45.7% at June 30, 2012 from 42.7% at December 31, 2011.  The increase at June 30, 2012 is primarily due to increased commercial paper borrowings and decreased total equity as a result of currency translation adjustments and a net loss for the first half of 2012. Similarly, the Company’s net debt to net capital ratio, which incorporates the Company’s cash and cash equivalents, increased to 42.5% at June 30, 2012 from 39.2% at December 31, 2011.
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
The Company plans to sustain its balanced portfolio through its strategy of redeploying discretionary cash for disciplined organic growth and international or market-segment diversification; for potential strategic ventures, alliances and partnerships; for growth in long-term, high-return service contracts for the Harsco Metals & Minerals Segment, principally in targeted growth markets or for customer diversification; and for strategic investments or possible acquisitions in the Harsco Rail Segment.  The Company also foresees continuing its long and consistent history of paying dividends to stockholders.
The Company continues its focus on improving working capital efficiency.  The Company’s globally integrated enterprise initiatives are being used to continue to further improve the effective and efficient use of working capital, particularly accounts receivable and inventories.
The Company also generated $36.6 million in cash from asset sales in the first half of 2012, which included $14.5 million from disposal of equipment under the 2011/2012 Restructuring Program.

Sources and Uses of Cash
The Company’s principal sources of liquidity are cash from operations, issuance of commercial paper and borrowings under its various credit agreements, augmented periodically by cash proceeds from non-core asset sales.  The primary drivers of the Company’s cash flow from operations are the Company’s revenues and income.  The Company’s long-term Harsco Metals & Minerals Segment contracts, in addition to the backlog of certain equipment orders within the Harsco Rail Segment, provide predictable cash flows for the near-term years.  Cash returns on capital investments made in prior years, for which limited cash is currently required, are a significant source of cash from operations.  Depreciation expense related to these investments is a non-cash charge.  The Company also continues to maintain working capital at a manageable level based upon the requirements and seasonality of the businesses.
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
Resources available for cash requirements
The Company meets its ongoing cash requirements for operations and growth initiatives by utilizing cash from operations, issuance of commercial paper and borrowings under its various credit agreements, augmented periodically by cash proceeds from non-core asset sales.  Public markets in the United States and Europe are accessed through the Company’s commercial paper programs and through discrete-term note issuance to investors.  The Company has various bank credit facilities that are available throughout the world.  The Company expects to utilize public debt markets, bank credit facilities and cash from operations to meet its cash requirements in the future.
The following table illustrates the amounts outstanding under credit facilities and commercial paper programs and available credit at June 30, 2012:

	June 30, 2012
(In millions)	Facility Limit	Outstanding Balance	Available Credit
U.S. commercial paper program	$550.0	$107.6	$442.4
Euro commercial paper program	248.9	—	248.9
Multi-year revolving credit facility (a)	525.0	—	525.0
Bilateral credit facility (b)	25.0	—	25.0
Totals	$1,348.9	$107.6	$1,241.3	(c)
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
Credit Ratings and Outlook
The following table summarizes the Company’s current debt ratings:

Rating Agency	Long-term Notes	U.S.-Based Commercial Paper	Watch / Outlook
Standard & Poor’s	BBB	A-2	Negative Outlook
Moody’s	Baa3	P-3	Negative Outlook
Fitch	BBB	F3	Negative Outlook

The Company’s euro commercial paper program has not been rated since the euro market does not require it.  In May 2012, Fitch downgraded the Company's long-term and short-term credit ratings to BBB and F3, respectively, while maintaining a negative outlook. In June 2012, Standard & Poor's upgraded the Company's short-term credit rating to A-2 while maintaining a long-term credit rating of BBB and a negative outlook. These rating agency actions had no immediate impact on the Company's borrowing costs. Future downgrades to the Company’s credit ratings may increase borrowing costs to the Company, while an improvement in the Company’s credit ratings may decrease borrowing costs to the Company.  Additionally, future downgrades in the Company’s credit ratings may result in reduced access to certain short-term credit markets, but will not reduce access to the Company's $525 million multi-year revolving credit facility or the Company's $25 million bilateral credit facility.
Working Capital Position
Changes in the Company’s working capital are reflected in the following table:

(Dollars in millions)	June 30 2012	December 31 2011	Increase (Decrease)
Current Assets
Cash and cash equivalents	$121.4	$121.2	$0.2
Trade accounts receivable, net	615.2	618.5	(3.3)
Other receivables	33.0	44.4	(11.4)
Inventories	261.0	241.9	19.0
Other current assets	114.7	133.4	(18.7)
Total current assets	1,145.3	1,159.4	(14.2)
Current Liabilities
Notes payable and current maturities	27.9	55.0	(27.0)
Accounts payable	242.3	252.3	(10.0)
Accrued compensation	85.3	92.6	(7.3)
Income taxes payable	14.0	8.4	5.6
Other current liabilities	338.9	374.0	(35.1)
Total current liabilities	708.4	782.3	(73.9)
Working Capital	$436.9	$377.2	$59.7
Current Ratio (a)	1.6	1.5

(a)          Calculated as Total current assets/Total current liabilities
Working capital increased $59.7 million in the first half of 2012 due principally to the following factors:

•
Other current liabilities decreased $35.1 million due to a decrease in customer advances related to the delivery of certain machines in the Harsco Rail Segment, the timing of payment for non-income taxes and the timing of restructuring payments;

•	Notes payable and current maturities decreased by $27.0 million primarily due to the timing of repayment intentions on certain outstanding debt;

•	Inventories increased $19.0 million primarily in the Harsco Rail Segment due to the timing of shipments; and

•	Accounts payable decreased $10.0 million primarily in the Harsco Metals & Minerals Segment due to the timing of payments.
These working capital increases were offset by the following:

•
Other current assets decreased by $18.7 million primarily due to a reduction in assets held for sale, the reduction in prepayments related to certain customer contracts and a change in the classification of deferred income taxes; and

•	Other receivables decreased by $11.4 million primarily in the Harsco Metals & Minerals Segment due to cash receipts.

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
Cash Flow Summary
The Company’s cash flows from operating, investing and financing activities, as reflected in the Condensed Consolidated Statements of Cash Flows, are summarized in the following table:

	Six Months Ended
	June 30
(In millions)	2012	2011
Net cash provided (used) by:
Operating activities	$35.7	$66.9
Investing activities	(69.9)	(129.7)
Financing activities	39.4	30.4
Effect of exchange rate changes on cash	(5.1)	3.4
Net change in cash and cash equivalents	$0.2	$(28.9)

Cash Provided by Operating Activities — Net cash provided by operating activities in the first half of 2012 was $35.7 million, a decrease of $31.1 million from the first half of 2011.  The decrease is due to increased cash outflows associated with the 2011/2012 Restructuring Program and the Fourth Quarter 2010 Harsco Infrastructure Program, the timing of accounts payable disbursements, and increased inventory levels, partially offset by improved accounts receivable collections.
Cash Used by Investing Activities — Net cash used in investing activities in the first half of 2012 was $69.9 million, a decrease of $59.7 million from the first half of 2011.  Capital investments in the first half of 2012 totaled $107.8 million and decreased $59.0 million compared with the first half of 2011.  The decrease in capital investments was supplemented by proceeds from asset sales of $36.6 million, which included $14.5 million from disposal of equipment under the 2011/2012 Restructuring Program.
Cash Provided by Financing Activities — Net cash provided by financing activities in the first half of 2012 was $39.4 million, an increase of $9.0 million from first half of 2011.  The change was primarily due to increased commercial paper borrowings and contributions from noncontrolling interests by strategic venture partners.
The following table summarizes the Company's debt and capital positions at June 30, 2012 and December 31, 2011.

(Dollars in millions)	June 30 2012	December 31 2011
Notes payable and current maturities	$27.9	$55.0
Long-term debt	949.6	853.8
Total debt	977.6	908.8
Total equity	1,159.6	1,219.9
Total capital	$2,137.2	$2,128.7
Total debt to total capital (a)	45.7%	42.7%
(a)          Calculated as Total debt/Total capital.
The Company’s debt as a percent of total capital increased in the first half of 2012 due principally to increased commercial paper borrowings and decreased total equity as a result of currency translation adjustments and a net loss for the first half of 2012.

Debt Covenants
The Company’s credit facilities contain a covenant stipulating a maximum debt to capital ratio of 60%.  One credit facility also contains a covenant requiring a minimum net worth of $475 million, and another limits the proportion of subsidiary consolidated indebtedness to a maximum of 10% of consolidated tangible assets and a minimum ratio of total consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) to consolidated interest charges of 3.0:1.  The Company’s 5.75% and 2.70% notes include covenants that permit the note holders to redeem their notes at 101% of par in the event of a change of control of the Company or disposition of a significant portion of the Company’s assets in combination with a downgrade in the Company’s credit rating to non-investment grade.  At June 30, 2012, the Company was in compliance with these covenants with a debt to capital ratio of 45.7%, a total net worth (as defined by the covenants) of $1.1 billion and a ratio of consolidated EBITDA to consolidated interest charges of 10.6.  The proportion of subsidiary consolidated indebtedness to consolidated tangible assets was less than 1% at June 30, 2012. Based on balances at June 30, 2012, the Company could increase borrowings by approximately $0.8 billion and still be within its debt covenants.  Alternatively, keeping all other factors constant, the Company’s equity could decrease by approximately $0.5 billion and the Company would still be within its debt covenants.  The Company expects to continue to be in compliance with these debt covenants one year from now.

Cash and Value-Based Management
The Company has various cash management systems throughout the world that centralize cash in various bank accounts where it is economically justifiable and legally permissible to do so.  These centralized cash balances are then redeployed to other operations to reduce short-term borrowings and to finance working capital needs or capital expenditures.  Due to the transitory nature of cash balances, they are normally invested in bank deposits that can be withdrawn at will or in very liquid short-term bank time deposits and government obligations.  The Company’s policy is to use the largest banks in the various countries in which the Company operates.  The Company monitors the creditworthiness of its banks, and when appropriate, adjusts its banking operations to reduce or eliminate exposure to less credit worthy banks.
The Company plans to continue its strategy of targeted, prudent investing for strategic purposes for the foreseeable future and to make more efficient use of existing investments.  The long-term goal of this strategy is to create stockholder value by improving the Company’s Economic Value Added (“EVA”).  Under this program, the Company evaluates strategic investments based upon the investment’s economic profit.  EVA equals after-tax operating profits less a charge for the use of the capital employed to create those profits.  Therefore, value is created when a project or initiative produces a return above the risk-adjusted local country cost of capital.  In the first half of 2012, EVA was slightly lower than the first half of 2011, but for the full year 2012 it is expected to show improvement.
The Company currently expects to continue paying dividends to stockholders.  In April 2012 and July 2012, the Company declared its 249th and 250th consecutive quarterly cash dividends, payable in August 2012 and November 2012, respectively.
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

ITEM 4.        CONTROLS AND PROCEDURES

The Company’s management, including the Interim Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of disclosure controls and procedures as of June 30, 2012.  Based on that evaluation, the Interim Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective.  There have been no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting during the second quarter of 2012.

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
ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)   There were no unregistered sales of equity securities during the period covered by the report.
(b)   Not applicable.
(c)   Issuer Purchases of Equity Securities.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2012 - April 30, 2012	—	—	—	1,713,423
May 1, 2012 - May 31, 2012	—	—	—	1,713,423
June 1, 2012 - June 30, 2012	—	—	—	1,713,423
Total	—	—	—
The Company’s share repurchase program was extended by the Board of Directors in November 2011.  The repurchase program expires January 31, 2013.  At June 30, 2012, there are 1,713,423 authorized shares remaining in the program.  When and if appropriate, repurchases are made in open market transactions, depending on market conditions.  Share repurchases may not occur and may be discontinued at any time.
ITEM 3.        DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.        MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.        OTHER INFORMATION
DIVIDEND INFORMATION
On April 25, 2012, the Company’s Board of Directors declared a quarterly cash dividend of $0.205 per share, payable August 15, 2012 to stockholders of record at the close of business on July 16, 2012.
On July 24, 2012, the Company’s Board of Directors declared a quarterly cash dividend of $0.205 per share, payable November 15, 2012 to stockholders of record at the close of business on October 15, 2012.

ITEM 6.        EXHIBITS

The following exhibits are filed as a part of this report:

Exhibit Number	Description

10.1
Amended and Restated Five-Year Credit Agreement, dated March 2, 2012, among Harsco Corporation, the lenders named therein, Citibank, N.A., as administrative agent, The Royal Bank of Scotland PLC, as syndication agent, and the Bank of Tokyo-Mitsubishi UFJ, Ltd., HSBC Bank USA, National Association, ING Bank N.V., Dublin Branch, JPMorgan Chase Bank, N.A. and Lloyds TSB Bank PLC, as documentation agents.

31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

32	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer).

101
The following financial statements from Harsco Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, filed with the Securities and Exchange Commission on July 31, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii)  the Condensed Consolidated Statements of Income; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iv) the Condensed Consolidated Statements of Cash Flows; (v) the Condensed Consolidated Statements of Equity; and (vi) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HARSCO CORPORATION
(Registrant)

DATE	July 31, 2012	/s/ Stephen J. Schnoor
Stephen J. Schnoor
Senior Vice President,
Chief Financial Officer and Treasurer

(Principal Financial Officer)

DATE	July 31, 2012	/s/ Barry E. Malamud
Barry E. Malamud
Vice President and Corporate Controller

(Principal Accounting Officer)