Form 10-Q
period 2012-09-30
HARSCO CORP
filed 2012-11-01
CIK 45876

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2012
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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐  NO ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 15, 2012
Common stock, par value $1.25 per share	80,584,628

HARSCO CORPORATION
FORM 10-Q

PART I — FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS
HARSCO CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands)	September 30 2012	December 31 2011
ASSETS
Current assets:
Cash and cash equivalents	$113,740	$121,184
Trade accounts receivable, net	619,403	618,475
Other receivables	40,296	44,431
Inventories	262,512	241,934
Other current assets	105,465	133,407
Total current assets	1,141,416	1,159,431
Property, plant and equipment, net	1,245,180	1,274,484
Goodwill	691,378	680,901
Intangible assets, net	81,657	93,501
Other assets	140,300	130,560
Total assets	$3,299,931	$3,338,877
LIABILITIES
Current liabilities:
Short-term borrowings	$12,982	$51,414
Current maturities of long-term debt	1,885	3,558
Accounts payable	231,320	252,329
Accrued compensation	95,493	92,603
Income taxes payable	10,812	8,409
Dividends payable	16,520	16,498
Insurance liabilities	21,907	25,075
Advances on contracts	76,375	111,429
Other current liabilities	206,215	220,953
Total current liabilities	673,509	782,268
Long-term debt	953,634	853,800
Deferred income taxes	24,420	27,430
Insurance liabilities	62,676	60,864
Retirement plan liabilities	328,994	343,842
Other liabilities	58,109	50,755
Total liabilities	2,101,342	2,118,959
COMMITMENTS AND CONTINGENCIES
HARSCO CORPORATION STOCKHOLDERS’ EQUITY
Preferred stock	—	—
Common stock	140,080	139,914
Additional paid-in capital	152,943	149,066
Accumulated other comprehensive loss	(356,062)	(364,191)
Retained earnings	1,956,383	1,996,234
Treasury stock	(745,205)	(744,644)
Total Harsco Corporation stockholders’ equity	1,148,139	1,176,379
Noncontrolling interests	50,450	43,539
Total equity	1,198,589	1,219,918
Total liabilities and equity	$3,299,931	$3,338,877
 See accompanying notes to unaudited condensed consolidated financial statements.

HARSCO CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended			Nine Months Ended
	September 30			September 30
(In thousands, except per share amounts)	2012		2011	2012	2011
Revenues from continuing operations:
Service revenues	$571,892		$682,885	$1,769,415	$2,059,928
Product revenues	184,891		172,979	510,278	450,082
Total revenues	756,783		855,864	2,279,693	2,510,010
Costs and expenses from continuing operations:
Cost of services sold	453,304		545,008	1,406,727	1,643,202
Cost of products sold	126,683		126,395	351,707	305,833
Selling, general and administrative expenses	121,856		129,006	376,653	407,957
Research and development expenses	2,162		1,577	6,908	4,290
Other expenses	2,383		3,050	65,351	4,431
Total costs and expenses	706,388		805,036	2,207,346	2,365,713
Operating income from continuing operations	50,395		50,828	72,347	144,297
Interest income	1,449		683	3,005	2,022
Interest expense	(11,609)		(12,230)	(36,041)	(36,809)
Income from continuing operations before income taxes and equity income	40,235		39,281	39,311	109,510
Income tax expense	(13,545)		(7,078)	(28,489)	(24,813)
Equity in income of unconsolidated entities, net	182		194	479	530
Income from continuing operations	26,872		32,397	11,301	85,227
Discontinued operations:
Loss on disposal of discontinued business	(52)		(636)	(1,217)	(2,708)
Income tax benefit related to discontinued business	248		229	685	1,018
Income (loss) from discontinued operations	196		(407)	(532)	(1,690)
Net income	27,068		31,990	10,769	83,537
Less: Net income attributable to noncontrolling interests	(664)		(190)	(1,023)	(2,579)
Net income attributable to Harsco Corporation	$26,404		$31,800	$9,746	$80,958
Amounts attributable to Harsco Corporation common stockholders:
Income from continuing operations, net of tax	$26,208		$32,207	$10,278	$82,648
Income (loss) from discontinued operations, net of tax	196		(407)	(532)	(1,690)
Net income attributable to Harsco Corporation common stockholders	$26,404		$31,800	$9,746	$80,958

Weighted-average shares of common stock outstanding	80,659		80,767	80,623	80,737
Basic earnings (loss) per common share attributable to Harsco Corporation common stockholders:
Continuing operations	$0.32		$0.40	$0.13	$1.02
Discontinued operations	—		(0.01)	(0.01)	(0.02)
Basic earnings per share attributable to Harsco Corporation common stockholders	$0.33	(a)	$0.39	$0.12	$1.00

Diluted weighted-average shares of common stock outstanding	80,910		81,037	80,863	80,997
Diluted earnings (loss) per common share attributable to Harsco Corporation common stockholders:
Continuing operations	$0.32		$0.40	$0.13	$1.02
Discontinued operations	—		(0.01)	(0.01)	(0.02)
Diluted earnings per share attributable to Harsco Corporation common stockholders	$0.33	(a)	$0.39	$0.12	$1.00

Cash dividends declared per common share	$0.205		$0.205	$0.615	$0.615
(a) Does not total due to rounding
See accompanying notes to unaudited condensed consolidated financial statements.

HARSCO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

	Three Months Ended
	September 30
(In thousands)	2012	2011
Net income	$27,068	$31,990
Other comprehensive income (loss):
Foreign currency translation adjustments, net of deferred income taxes	38,812	(95,047)
Net gain (loss) on cash flow hedging instruments, net of deferred income taxes of $242 and $(2,107) in 2012 and 2011, respectively	(760)	8,355
Pension liability adjustments, net of deferred income taxes of $1,514 and $(3,691) in 2012 and 2011, respectively	(10,143)	9,184
Unrealized gain (loss) on marketable securities, net of deferred income taxes of $(1) and $7 in 2012 and 2011, respectively	1	(11)
Total other comprehensive income (loss)	27,910	(77,519)
Total comprehensive income (loss)	54,978	(45,529)
Less: Comprehensive loss attributable to noncontrolling interests	1,265	610
Comprehensive income (loss) attributable to Harsco Corporation	$56,243	$(44,919)

	Nine Months Ended
	September 30
(In thousands)	2012	2011
Net income	$10,769	$83,537
Other comprehensive income (loss):
Foreign currency translation adjustments, net of deferred income taxes	7,733	(40,815)
Net gain on cash flow hedging instruments, net of deferred income taxes of $(653) and $(3,849) in 2012 and 2011, respectively	1,941	15,043
Pension liability adjustments, net of deferred income taxes of $189 and $(2,744) in 2012 and 2011, respectively	(1,294)	6,948
Unrealized gain (loss) on marketable securities, net of deferred income taxes of $(2) and $9 in 2012 and 2011, respectively	3	(14)
Total other comprehensive income (loss)	8,383	(18,838)
Total comprehensive income	19,152	64,699
Less: Comprehensive (income) loss attributable to noncontrolling interests	1,277	(2,538)
Comprehensive income attributable to Harsco Corporation	$20,429	$62,161

See accompanying notes to unaudited condensed consolidated financial statements.

HARSCO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
	September 30
(In thousands)	2012	2011
Cash flows from operating activities:
Net income	$10,769	$83,537
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	188,182	207,330
Amortization	15,662	25,950
Equity in income of unconsolidated entities, net	(479)	(530)
Dividends or distributions from unconsolidated entities	308	160
Harsco 2011/2012 Restructuring Program non-cash adjustments	21,787	—
Other, net	(29,263)	(3,674)
Changes in assets and liabilities, net of acquisitions and dispositions of businesses:
Accounts receivable	(1,247)	(76,972)
Inventories	(23,298)	(6,667)
Accounts payable	(24,719)	3,150
Accrued interest payable	5,786	6,651
Accrued compensation	2,286	13,640
Harsco Infrastructure Segment 2010 Restructuring Program accrual	(4,755)	(16,697)
Harsco 2011/2012 Restructuring Program accrual	(8,050)	—
Other assets and liabilities	(41,600)	(45,771)
Net cash provided by operating activities	111,369	190,107

Cash flows from investing activities:
Purchases of property, plant and equipment	(172,770)	(240,820)
Proceeds from sales of assets	42,889	37,180
Purchases of businesses, net of cash acquired	(517)	(1,938)
Other investing activities, net	457	10,115
Net cash used by investing activities	(129,941)	(195,463)

Cash flows from financing activities:
Short-term borrowings, net	(39,302)	28,941
Current maturities and long-term debt:
Additions	249,034	215,422
Reductions	(151,399)	(210,761)
Cash dividends paid on common stock	(49,548)	(49,599)
Dividends paid to noncontrolling interests	(2,264)	(3,322)
Contributions from noncontrolling interests	8,097	9,074
Common stock issued - options	725	1,668
Other financing activities, net	(2,709)	(1)
Net cash provided (used) by financing activities	12,634	(8,578)

Effect of exchange rate changes on cash	(1,506)	(4,016)
Net decrease in cash and cash equivalents	(7,444)	(17,950)
Cash and cash equivalents at beginning of period	121,184	124,238
Cash and cash equivalents at end of period	$113,740	$106,288

See accompanying notes to unaudited condensed consolidated financial statements.

HARSCO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (Unaudited)

	Harsco Corporation Stockholders’ Equity
(In thousands, except share and per share amounts)	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests
	Issued	Treasury					Total
Balances, January 1, 2011	$139,514	$(737,106)	$141,298	$2,073,920	$(185,932)	$36,451	$1,468,145
Net income				80,958		2,579	83,537
Cash dividends declared:
Common @ $0.615 per share				(49,667)			(49,667)
Noncontrolling interests						(3,322)	(3,322)
Translation adjustments, net of deferred income taxes of $(656)					(40,774)	(41)	(40,815)
Cash flow hedging instrument adjustments, net of deferred income taxes of $(3,849)					15,043		15,043
Contributions from noncontrolling interests						9,592	9,592
Pension liability adjustments, net of deferred income taxes of $(2,744)					6,948		6,948
Marketable securities unrealized loss, net of deferred income taxes of $9					(14)		(14)
Stock options exercised, 106,022 shares	133		1,508				1,641
Vesting of restricted stock units, net 92,630 shares	151	(910)	985				226
Amortization of unearned portion of stock-based compensation, net of forfeitures			2,720				2,720
Balances, September 30, 2011	$139,798	$(738,016)	$146,511	$2,105,211	$(204,729)	$45,259	$1,494,034

	Harsco Corporation Stockholders’ Equity
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests
(In thousands, except share and per share amounts)	Issued	Treasury					Total
Balances, January 1, 2012	$139,914	$(744,644)	$149,066	$1,996,234	$(364,191)	$43,539	$1,219,918
Net income				9,746		1,023	10,769
Cash dividends declared:
Common @ $0.615 per share				(49,597)			(49,597)
Noncontrolling interests						(2,264)	(2,264)
Translation adjustments, net of deferred income taxes of $(4,618)					7,479	254	7,733
Cash flow hedging instrument adjustments, net of deferred income taxes of $(653)					1,941		1,941
Contributions from noncontrolling interests						8,602	8,602
Sale of investment in consolidated subsidiary						(704)	(704)
Pension liability adjustments, net of deferred income taxes of $189					(1,294)		(1,294)
Marketable securities unrealized gain, net of deferred income taxes of $(2)					3		3
Stock options exercised, 38,900 shares	49		661				710
Vesting of restricted stock units and other stock grants, net 68,558 shares	117	(561)	959				515
Amortization of unearned portion of stock-based compensation, net of forfeitures			2,257				2,257
Balances, September 30, 2012	$140,080	$(745,205)	$152,943	$1,956,383	$(356,062)	$50,450	$1,198,589
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
Operating results and cash flows for the three and nine months ended September 30, 2012 are not indicative of the results that may be expected for the year ending December 31, 2012.

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

	Three Months Ended		Nine Months Ended
	September 30		September 30
(In thousands)	2012	2011	2012	2011
Reduction of contingent consideration liabilities	$—	$—	$—	$3,966
All contingent consideration liabilities have been settled and there was no recorded contingent consideration liability as of September 30, 2012 or December 31, 2011.
Dispositions - Assets Held-for-Sale
Throughout the past several years and in conjunction with the 2011/2012 Restructuring Program and the Fourth Quarter 2010 Harsco Infrastructure Program, management approved the sale of certain long-lived assets throughout the Company’s operations.  At September 30, 2012 and December 31, 2011, assets held-for-sale of $2.1 million and $7.2 million, respectively, were recorded as Other current assets on the Condensed Consolidated Balance Sheets.

4.    Accounts Receivable and Inventories
Accounts receivable consist of the following:

(In thousands)	September 30 2012	December 31 2011
Trade accounts receivable	$638,372	$636,304
Less: Allowance for doubtful accounts	(18,969)	(17,829)
Trade accounts receivable, net	$619,403	$618,475

Other receivables (a)	$40,296	$44,431
(a)           Other receivables include insurance claim receivables, employee receivables, tax claim receivables and other miscellaneous receivables not included in Trade accounts receivable, net.
The provision for doubtful accounts related to trade accounts receivable was as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(In thousands)	2012	2011	2012	2011
Provision for doubtful accounts related to trade accounts receivable	$1,802	$1,411	$8,665	$5,159
Inventories consist of the following:

(In thousands)	September 30 2012	December 31 2011
Finished goods	$81,858	$78,445
Work-in-process	40,034	34,041
Raw materials and purchased parts	101,581	92,995
Stores and supplies	39,039	36,453
Inventories	$262,512	$241,934

5.     Property, Plant and Equipment
Property, plant and equipment consists of the following:

(In thousands)	September 30 2012	December 31 2011
Land	$26,387	$26,729
Land improvements	21,014	17,960
Buildings and improvements	190,725	186,799
Machinery and equipment	2,966,973	2,977,521
Uncompleted construction	91,056	66,719
Gross property, plant and equipment	3,296,155	3,275,728
Less: Accumulated depreciation	(2,050,975)	(2,001,244)
Property, plant and equipment, net	$1,245,180	$1,274,484

6.     Goodwill and Other Intangible Assets
The following table reflects the changes in carrying amounts of goodwill by segment (there is no goodwill associated with the Harsco Industrial Segment) for the nine months ended September 30, 2012:

(In thousands)	Harsco Metals & Minerals Segment	Harsco Infrastructure Segment	Harsco Rail Segment	Consolidated Totals
Balance at December 31, 2011	$411,876	$259,715	$9,310	$680,901
Changes to goodwill (a)	—	(2,304)	—	(2,304)
Foreign currency translation	6,688	6,093	—	12,781
Balance at September 30, 2012	$418,564	$263,504	$9,310	$691,378
(a) Changes to goodwill relate principally to the allocation of goodwill, in accordance with U.S. GAAP, to components of the Harsco Infrastructure Segment that were disposed of as part of the 2011/2012 Restructuring Program.
The Company’s 2011 annual goodwill impairment testing did not result in any impairment of the Company’s goodwill.  The fair values of the Harsco Metals business and the Harsco Infrastructure Segment exceeded carrying value by approximately 7.4% and 9.1%, respectively.  The Company tests for goodwill impairment annually, and whenever events or circumstances make it more likely than not that impairment may have occurred.  The Company performs its annual goodwill impairment test as of October 1 and monitors for interim triggering events on an ongoing basis.  The Company determined that as of September 30, 2012, no interim goodwill impairment testing was necessary.  There can be no assurance that the Company’s annual goodwill impairment testing will not result in a charge to earnings.  Should the Company’s analysis indicate a further degradation in the overall markets served by the Harsco Metals business or Harsco Infrastructure Segment, impairment losses for associated assets could be required.  Any impairment could result in the write-down of the carrying value of goodwill to its implied fair value.
Intangible assets by class consist of the following:

	September 30, 2012		December 31, 2011
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer related	$185,128	$128,844	$183,576	$119,708
Non-compete agreements	1,347	1,307	1,353	1,301
Patents	6,899	5,419	6,884	5,145
Technology related	29,609	16,808	29,497	14,614
Trade names	18,654	10,871	18,538	8,379
Other	10,846	7,577	10,749	7,949
Total	$252,483	$170,826	$250,597	$157,096

Amortization expense for intangible assets was as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(In thousands)	2012	2011	2012	2011
Amortization expense for intangible assets	$4,111	$7,898	$13,518	$23,690
The estimated amortization expense for the next five fiscal years based on current intangible assets and excluding the potential effect of future foreign currency exchange rate fluctuations is as follows:

(In thousands)	2012	2013	2014	2015	2016
Estimated amortization expense	$17,500	$15,750	$13,500	$8,750	$7,500

7.     Debt and Credit Agreements
In March 2012, the Company entered into an Amended and Restated Five Year Credit Agreement (“Credit Agreement”) in the amount of $525 million through a syndicate of 14 banks.   The Credit Agreement matures in March 2017.  The Company has the option to increase the amount of the Credit Agreement to $550 million.  The Credit Agreement amends and restates the Company’s multi-year revolving credit facility, which was set to mature in December 2012.  There were no borrowings outstanding under the multi-year revolving credit facility upon execution of the Credit Agreement, and there were no borrowings under the Credit Agreement at September 30, 2012.
The Credit Agreement contains covenants stipulating a maximum debt to capital ratio of 60%; a maximum subsidiary consolidated indebtedness to consolidated tangible assets ratio of 10%; and a minimum total consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) to consolidated interest charges ratio of 3.0:1.  At September 30, 2012, the Company was in compliance with these covenants. Borrowings under the Credit Agreement are available in most major currencies with active markets and at interest rates based upon LIBOR, plus a margin.
During the nine months ended September 30, 2012, the Company expensed $0.5 million of previously deferred financing costs associated with the multi-year revolving credit facility for banks that did not participate in the Credit Agreement or banks with decreased obligations under the Credit Agreement, all of which occurred in the first quarter of 2012.
At September 30, 2012 and December 31, 2011, the Company had $98.1 million and $40.0 million, respectively, of commercial paper outstanding. At September 30, 2012, all commercial paper outstanding was classified as long-term borrowings in the Condensed Consolidated Balance Sheets. At December 31, 2011, all commercial paper outstanding was classified as short-term borrowings in the Consolidated Balance Sheets. Classification of commercial paper outstanding is based on the Company's ability and intent to repay such amounts over the subsequent twelve months, as well as reflects the Company's intent and ability to borrow for a period longer than a year. To the extent the Company expects to repay the commercial paper within the subsequent twelve months, the amounts are classified as short-term borrowings.
At September 30, 2012, the Company's 5.125% notes due September 15, 2013 are classified as Long-term debt on the Condensed Consolidated Balance Sheet based on the Company's intent and ability to refinance this debt using either the debt capital markets or borrowings under its Credit Agreement.

8.  Employee Benefit Plans

	Three Months Ended
	September 30
Defined Benefit Net Periodic Pension Cost	U. S. Plans		International Plans
(In thousands)	2012	2011	2012	2011
Defined benefit plans:
Service cost	$472	$391	$855	$1,120
Interest cost	3,209	3,381	10,996	12,166
Expected return on plan assets	(3,907)	(4,138)	(10,638)	(13,138)
Recognized prior service costs	47	62	95	107
Recognized losses	1,158	749	3,730	2,817
Amortization of transition liability	—	—	—	14
Settlement/curtailment loss	1,112	—	6	—
Defined benefit plans net periodic pension cost	$2,091	$445	$5,044	$3,086

	Nine Months Ended
	September 30
Defined Benefit Net Periodic Pension Cost	U. S. Plans		International Plans
(In thousands)	2012	2011	2012	2011
Defined benefit plans:
Service cost	$1,415	$1,174	$2,781	$3,359
Interest cost	9,620	10,151	33,437	36,469
Expected return on plan assets	(11,713)	(12,423)	(32,373)	(39,386)
Recognized prior service costs	142	186	289	320
Recognized losses	3,471	2,248	11,209	8,443
Amortization of transition liability	—	—	8	43
Settlement/curtailment loss (gain)	1,112	—	(2,055)	30
Defined benefit plans net periodic pension cost	$4,047	$1,336	$13,296	$9,278

	Three Months Ended		Nine Months Ended
Company Contributions	September 30		September 30
(In thousands)	2012	2011	2012	2011
Defined benefit pension plans:
United States	$3,024	$1,459	$5,662	$2,466
International	4,127	6,279	26,298	27,196
Multiemployer pension plans	3,127	3,739	10,901	13,839
Defined contribution pension plans	5,971	5,791	14,405	15,650
The Company currently anticipates contributing an additional $0.6 million and $3.9 million for the U.S. and international defined benefit pension plans, respectively, during the remainder of 2012.

9.     Income Taxes
Income tax expense from continuing operations was impacted primarily by certain losses from continuing operations being generated in jurisdictions where no tax benefit can be recognized for the three and nine months ended September 30, 2012 compared with the three and nine months ended September 30, 2011. These losses with no tax benefit resulted in a higher income tax expense on lower levels of income from continuing operations for the nine months ended September 30, 2012 and negatively impacted the effective income tax rates for all periods in 2012.
An income tax benefit from an uncertain tax position may be recognized when it is more-likely-than-not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on technical merits. The unrecognized income tax benefit at September 30, 2012 was $38.2 million including interest and penalties.  Within the next twelve months, it is reasonably possible that up to $4.5 million of unrecognized income tax benefits will be recognized upon settlement of tax examinations and the expiration of various statutes of limitations.

10.  Commitments and Contingencies

Environmental
The Company is involved in a number of environmental remediation investigations and cleanups and, along with other companies, has been identified as a “potentially responsible party” for certain waste disposal sites.  While each of these matters is subject to various uncertainties, it is probable that the Company will agree to make payments toward funding certain of these activities and it is possible that some of these matters will be decided unfavorably to the Company.  The Company has evaluated its potential liability, and its financial exposure is dependent upon such factors as the continuing evolution of environmental laws and regulatory requirements, the availability and application of technology, the allocation of cost among potentially responsible parties, the years of remedial activity required and the remediation methods selected.  The Condensed Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011 include accruals in Other current liabilities of $2.2 million and $2.5 million, respectively, for environmental matters.  The amounts charged against pre-tax income related to environmental matters totaled $0.2 million and $0.7 million and for the three and nine months ended September 30, 2012, respectively. The amounts charged against pre-tax income related to environmental matters totaled $0.7 million and $1.5 million for the three and nine months ended September 30, 2011, respectively.
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
In October 2009, the Company received notification of the SPRA’s final administrative decision regarding the levying of ICMS in the State of São Paulo in relation to services provided to a customer in the State between January 2004 and May 2005.  As of September 30, 2012, the principal amount of the tax assessment from the SPRA with regard to this case is approximately $3 million, with penalty, interest and fees assessed to date increasing such amount by an additional $29 million.  Any increase in the aggregate amount, since the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, is due to an increase in assessed interest and statutorily mandated legal fees for the year.  All such amounts include the effect of foreign currency translation.
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

Customer Disputes
The Company, through its Harsco Metals & Minerals Segment, provides services to various subsidiaries and affiliates of ArcelorMittal (“ArcelorMittal”) on a number of sites worldwide through long-term service contracts.  Currently, ArcelorMittal and the Company are involved in several commercial disputes, a few of which have resulted in legal action.  Both the Company and ArcelorMittal are working to resolve these matters.  One commercial dispute with ArcelorMittal was recently settled and did not have a material impact on the Company's consolidated financial statements. Although results of operations and cash flows for a given period could be adversely affected by a negative outcome in these or other lawsuits, claims and proceedings, management believes that the ultimate outcome of these matters will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

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
As of September 30, 2012, there are 18,341 pending asbestos personal injury claims filed against the Company.  Of these cases, 17,845 are pending in the New York Supreme Court for New York County in New York State.  The other claims, totaling 496, are filed in various counties in a number of state courts, and in certain Federal District Courts (including New York), and those complaints generally assert lesser amounts of damages than the New York State court cases or do not state any amount claimed.
As of September 30, 2012, the Company has obtained dismissal by stipulation, or summary judgment prior to trial, in 26,428 cases.
In view of the persistence of asbestos litigation nationwide, the Company expects to continue to receive additional claims.  However, there have been developments during the past several years, both by certain state legislatures and by certain state courts, which could favorably affect the Company’s ability to defend these asbestos claims in those jurisdictions.  These developments include procedural changes, docketing changes, proof of damage requirements and other changes that require plaintiffs to follow specific procedures in bringing their claims and to show proof of damages before they can proceed with their claim.  An example is the action taken by the New York Supreme Court (a trial court), which is responsible for managing all asbestos cases pending within New York County in the State of New York.  This Court issued an order in December 2002 that created a Deferred or Inactive Docket for all pending and future asbestos claims filed by plaintiffs who cannot demonstrate that they have a malignant condition or discernible physical impairment, and an Active or In Extremis Docket for plaintiffs who are able to show such medical condition.  As a result of this order, the majority of the asbestos cases filed against the Company in New York County have been moved to the Inactive Docket until such time as the plaintiffs can show that they have incurred a physical impairment.  As of September 30, 2012, the Company has been listed as a defendant in 605 Active or In Extremis asbestos cases in New York County.  The Court’s Order has been challenged by some plaintiffs.
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

11.  Reconciliation of Basic and Diluted Shares

	Three Months Ended		Nine Months Ended
	September 30		September 30
(In thousands, except per share amounts)	2012	2011	2012	2011
Income from continuing operations attributable to Harsco Corporation common stockholders	$26,208	$32,207	$10,278	$82,648

Weighted-average shares outstanding - basic	80,659	80,767	80,623	80,737
Dilutive effect of stock-based compensation	251	270	240	260
Weighted-average shares outstanding - diluted	80,910	81,037	80,863	80,997

Earnings from continuing operations per common share, attributable to Harsco Corporation common stockholders:
Basic	$0.32	$0.40	$0.13	$1.02

Diluted	$0.32	$0.40	$0.13	$1.02
The following average outstanding stock-based compensation units were not included in the three and nine month computation of diluted earnings per share because the effect was antidilutive:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(In thousands)	2012	2011	2012	2011
Restricted stock units	34	4	12	1
Stock options	349	589	381	198
Stock appreciation rights	291	—	309	—

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
All derivative instruments are recorded on the balance sheet at fair value.  Changes in the fair value of derivatives used to hedge foreign currency denominated balance sheet items are reported directly in earnings along with offsetting transaction gains and losses on the items being hedged.  Derivatives used to hedge forecasted cash flows associated with foreign currency commitments or forecasted commodity purchases may be accounted for as cash flow hedges, as deemed appropriate and if the criteria for hedge accounting are met.  Gains and losses on derivatives designated as cash flow hedges are deferred as a separate component of equity and reclassified to earnings in a manner that matches the timing of the earnings impact of the hedged transactions.  Generally, at September 30, 2012, these deferred gains and losses will be reclassified to earnings over 10 to 15 years from the balance sheet date.  The ineffective portion of all hedges, if any, is recognized currently in earnings.
The fair values of outstanding derivative contracts recorded as assets and liabilities on the Condensed Consolidated Balance Sheets at September 30, 2012 and December 31, 2011 were as follows:

	Asset Derivatives		Liability Derivatives
(In thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
September 30, 2012
Derivatives designated as hedging instruments:
Cross currency interest rate swaps	Other assets	$49,717	Other liabilities	$12,700

Derivatives not designated as hedging instruments:
Foreign currency forward exchange contracts	Other current assets	$1,177	Other current liabilities	$3,346

	Asset Derivatives		Liability Derivatives
(In thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
December 31, 2011
Derivatives designated as hedging instruments:
Foreign currency forward exchange contracts	Other current assets	$274	Other current liabilities	$—
Cross currency interest rate swaps	Other assets	44,636	Other liabilities	1,792
Total derivatives designated as hedging instruments		$44,910		$1,792

Derivatives not designated as hedging instruments:
Foreign currency forward exchange contracts	Other current assets	$2,912	Other current liabilities	$1,207

The effect of derivative instruments on the Condensed Consolidated Statements of Income and the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2012 and 2011 was as follows:
Derivatives Designated as Hedging Instruments

(In thousands)	Amount of Gain (Loss) Recognized in Other Comprehensive Income (“OCI”) on Derivative - Effective Portion	Location of Gain (Loss) Reclassified from Accumulated OCI into Income - Effective Portion	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income - Effective Portion	Location of Gain (Loss) Recognized in Income on Derivative - Ineffective Portion and Amount Excluded from Effectiveness Testing	Amount of Gain (Loss) Recognized in Income on Derivative - Ineffective Portion and Amount Excluded from Effectiveness Testing
Three Months Ended September 30, 2012:
Foreign currency forward exchange contracts	$(137)	Cost of services and products sold	$2		$—
Cross-currency interest rate swaps	(865)		—	Cost of services and products sold	(17,485)	(a)
	$(1,002)		$2		$(17,485)

Three Months Ended September 30, 2011:
Foreign currency forward exchange contracts	$(154)		$—		$—
Cross-currency interest rate swaps	10,616		—	Cost of services and products sold	19,581	(a)
	$10,462		$—		$19,581
(a)   These gains (losses) offset foreign currency fluctuation effects on the debt principal.

(In thousands)	Amount of Gain (Loss) Recognized in Other Comprehensive Income (“OCI”) on Derivative - Effective Portion	Location of Gain (Loss) Reclassified from Accumulated OCI into Income - Effective Portion	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income - Effective Portion	Location of Gain (Loss) Recognized in Income on Derivative - Ineffective Portion and Amount Excluded from Effectiveness Testing	Amount of Gain (Loss) Recognized in Income on Derivative - Ineffective Portion and Amount Excluded from Effectiveness Testing
Nine Months Ended September 30, 2012:
Foreign currency forward exchange contracts	$(320)	Cost of services and products sold	$258		$—
Cross-currency interest rate swaps	2,914		—	Cost of services and products sold	(8,740)	(a)
	$2,594		$258		$(8,740)

Nine Months Ended September 30, 2011:
Foreign currency forward exchange contracts	$(853)		$—		$—
Cross-currency interest rate swaps	19,745		—	Cost of services and products sold	(3,876)	(a)
	$18,892		$—		$(3,876)
(a)   These gains (losses) offset foreign currency fluctuation effects on the debt principal.

Derivatives Not Designated as Hedging Instruments

	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative for the Three Months Ended September 30 (a)
(In thousands)		2012	2011
Foreign currency forward exchange contracts	Cost of services and products sold	$(3,186)	$7,507
(a) These gains (losses) offset amounts recognized in cost of services and products sold principally as a result of intercompany or third party foreign currency exposures.

	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative for the Nine Months Ended September 30 (a)
(In thousands)		2012	2011
Foreign currency forward exchange contracts	Cost of services and products sold	$(681)	$430
(a) These gains (losses) offset amounts recognized in cost of services and products sold principally as a result of intercompany or third party foreign currency exposures.

Foreign Currency Forward Exchange Contracts
The Company conducts business in multiple currencies and, accordingly, is subject to the inherent risks associated with foreign exchange rate movements.  The financial position and results of operations of substantially all of the Company’s foreign subsidiaries are measured using the local currency as the functional currency.  Foreign currency-denominated assets and liabilities are translated into U.S. dollars at the exchange rates existing at the respective balance sheet dates, and income and expense items are translated at the average exchange rates during the respective periods.  The aggregate effects of translating the balance sheets of these subsidiaries are deferred and recorded in Accumulated other comprehensive loss, which is a component of equity.
The Company uses derivative instruments to hedge cash flows related to foreign currency fluctuations.  Foreign currency forward exchange contracts outstanding are part of a worldwide program to minimize foreign currency exchange operating income and balance sheet exposure by offsetting foreign currency exposures of certain future payments between the Company and its various subsidiaries, suppliers or customers.  These unsecured contracts are with major financial institutions.  The Company may be exposed to credit loss in the event of non-performance by the contract counterparties.  The Company evaluates the creditworthiness of the counterparties and does not expect default by them.  Foreign currency forward exchange contracts are used to hedge commitments, such as foreign currency debt, firm purchase commitments and foreign currency cash flows for certain export sales transactions.
The following tables summarize, by major currency, the contractual amounts of the Company’s foreign currency forward exchange contracts in U.S. dollars at September 30, 2012 and December 31, 2011.  The “Buy” amounts represent the U.S. dollar equivalent of commitments to purchase foreign currencies, and the “Sell” amounts represent the U.S. dollar equivalent of commitments to sell foreign currencies.  The recognized gains and losses offset amounts recognized in cost of services and products sold principally as a result of intercompany or third party foreign currency exposures.
Contracted Amounts of Foreign Currency Forward Exchange Contracts Outstanding at September 30, 2012:

(In thousands)	Type	U.S. Dollar Equivalent	Maturity	Recognized Gain (Loss)
British pounds sterling	Sell	$1,457	October 2012	$(6)
British pounds sterling	Buy	1,711	October 2012 through December 2012	1
Euros	Sell	236,054	October 2012 through December 2012	(2,362)
Euros	Buy	106,601	October 2012	12
Other currencies	Sell	2,485	October 2012	(32)
Other currencies	Buy	48,102	October 2012	218
Total		$396,410		$(2,169)

Contracted Amounts of Foreign Currency Forward Exchange Contracts Outstanding at December 31, 2011:

(In thousands)	Type	U.S. Dollar Equivalent	Maturity	Recognized Gain (Loss)
British pounds sterling	Sell	$18,350	January 2012	$(20)
British pounds sterling	Buy	4,364	January 2012	(12)
Euros	Sell	178,889	January 2012 through October 2012	2,345
Euros	Buy	105,247	January 2012 through April 2012	(878)
Other currencies	Sell	2,957	January 2012 through March 2012	62
Other currencies	Buy	14,656	January 2012	235
Total		$324,463		$1,732

In addition to foreign currency forward exchange contracts, the Company designates certain loans as hedges of net investments in foreign subsidiaries.  The Company recorded pre-tax net losses of $1.9 million and $4.4 million during the three and nine months ended September 30, 2012, respectively, and pre-tax net gains of $5.5 million and pre-tax net losses of $3.7 million during the three and nine months ended September 30, 2011, respectively, into Accumulated other comprehensive loss.
Cross-Currency Interest Rate Swaps
The Company uses cross-currency interest rate swaps in conjunction with certain debt issuances in order to secure a fixed local currency interest rate.  Under these cross-currency interest rate swaps, the Company receives interest based on a fixed or floating U.S. dollar rate and pays interest on a fixed local currency rate based on the contractual amounts in dollars and the local currency, respectively.  The cross-currency interest rate swaps are recorded on the Condensed Consolidated Balance Sheets at fair value, with changes in value attributed to the effect of the swaps’ interest spread recorded in Accumulated other comprehensive loss.  Changes in value attributed to the effect of foreign currency fluctuations are recorded in the income statement and offset currency fluctuation effects on the debt principal. The following table indicates the contractual amounts of our cross-currency interest rate swaps at September 30, 2012:

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
The fair value hierarchy distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs), and (2) an entity’s own assumptions about market participant assumptions, based on the best information available in the circumstances (unobservable inputs).  The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).  The three levels of the fair value hierarchy are described below:

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

The following table indicates the fair value hierarchy of the financial instruments of the Company at September 30, 2012 and December 31, 2011:
Level 2 Fair Value Measurements

(In thousands)	September 30 2012	December 31 2011
Assets
Foreign currency forward exchange contracts	$1,177	$3,186
Cross-currency interest rate swaps	49,717	44,636
Liabilities
Foreign currency forward exchange contracts	3,346	1,207
Cross-currency interest rate swaps	12,700	1,792
The following table reconciles the beginning and ending balances for liabilities measured on a recurring basis using unobservable inputs (Level 3) for the three and nine months ended September 30:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(In thousands)	2012	2011	2012	2011
Balance at beginning of period	$—	$—	$—	$3,872
Fair value adjustments included in earnings	—	—	—	(3,966)
Effect of exchange rate changes	—	—	—	94
Balance at end of period	$—	$—	$—	$—
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
The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and short-term borrowings approximate fair value due to the short-term maturities of these assets and liabilities.  At September 30, 2012 and December 31, 2011, the total fair value of long-term debt, including current maturities, was $1.0 billion and $935.1 million, respectively, compared to carrying value of $955.5 million and $857.4 million, respectively.  Fair values for debt are based on quoted market prices (Level 1) for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities.

13. Review of Operations by Segment

	Three Months Ended		Nine Months Ended
	September 30		September 30
(In thousands)	2012	2011	2012	2011
Revenues From Continuing Operations
Harsco Metals & Minerals	$344,867	$400,478	$1,069,741	$1,216,004
Harsco Infrastructure	229,287	282,319	701,829	842,220
Harsco Rail	91,423	87,438	239,098	227,985
Harsco Industrial	91,206	85,629	269,025	223,801
Total revenues from continuing operations	$756,783	$855,864	$2,279,693	$2,510,010
Operating Income (Loss) From Continuing Operations
Harsco Metals & Minerals	$26,350	$30,907	$79,662	$94,764
Harsco Infrastructure	(6,065)	(3,296)	(83,956)	(25,875)
Harsco Rail	13,906	11,636	35,272	42,279
Harsco Industrial	16,710	13,750	47,663	37,468
Corporate	(506)	(2,169)	(6,294)	(4,339)
Total operating income from continuing operations	$50,395	$50,828	$72,347	$144,297

Reconciliation of Segment Operating Income to Income From Continuing Operations Before Income Taxes and Equity Income

	Three Months Ended		Nine Months Ended
	September 30		September 30
(In thousands)	2012	2011	2012	2011
Segment operating income	$50,901	$52,997	$78,641	$148,636
General corporate	(506)	(2,169)	(6,294)	(4,339)
Operating income from continuing operations	50,395	50,828	72,347	144,297
Interest income	1,449	683	3,005	2,022
Interest expense	(11,609)	(12,230)	(36,041)	(36,809)
Income from continuing operations before income taxes and equity income	$40,235	$39,281	$39,311	$109,510

14.   Other Expenses
This income statement classification includes restructuring costs for employee termination benefit costs, product rationalization, and costs to exit activities; former CEO separation costs; net gains on the disposal of non-core assets; currency translation adjustments recognized in earnings; and business combination accounting adjustments for contingent consideration related to acquisitions by the Company. The currency translation adjustments are non-cash items recognized when the Company has substantially liquidated its investment in a foreign entity. The Company exited certain countries and recognized such adjustment gains in conjunction with its 2011/2012 Restructuring Program, which is discussed in Note 15.

	Three Months Ended		Nine Months Ended
	September 30		September 30
(In thousands)	2012	2011	2012	2011
Restructuring costs (see Note 15)	$8,454	$4,546	$73,563	$11,804
Former CEO separation costs	—	—	4,125	—
Net gains from disposal of non-core assets	(2,736)	(1,560)	(3,958)	(4,374)
Currency translation adjustments recognized in earnings	(4,152)	—	(10,906)	—
Contingent consideration adjustments	—	—	—	(3,966)
Other	817	64	2,527	967
Other expenses	$2,383	$3,050	$65,351	$4,431

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
2011/2012 Restructuring Program
Under the 2011/2012 Restructuring Program, the Company is optimizing rental assets and sale inventories by removing non-core assets under an expanded product rationalization and branch structure reduction program undertaken in its Harsco Infrastructure Segment; optimizing office structures in the Harsco Infrastructure and Harsco Metals & Minerals Segments; and reducing the global workforce in the Harsco Infrastructure and Harsco Metals & Minerals Segments.  As previously disclosed in the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2011, the Company incurred approximately $101 million in pre-tax charges under this program in 2011. Additional charges of approximately $16 million are expected to be incurred in the fourth quarter of 2012.  Benefits under this program, in the form of reduced costs, are expected to be more than $36 million in 2012 and more than $65 million when fully annualized in 2013.

The restructuring accrual for the 2011/2012 Restructuring Program at September 30, 2012 and the activity for the nine months then ended are as follows:

(In thousands)	Accrual December 31 2011	Additional Expenses Incurred (a)	Non-Cash Charges / Adjustments	Cash Expenditures	Foreign Currency Translation	Remaining Accrual September 30 2012
Harsco Infrastructure Segment
Employee termination benefit costs	$14,500	$15,326	$(326)	$(21,114)	$404	$8,790
Cost to exit activities	2,833	40,177	483	(34,735)	29	8,787
Total Harsco Infrastructure Segment (b)	17,333	55,503	157	(55,849)	433	17,577

Harsco Metals & Minerals Segment
Employee termination benefit costs	12,737	1,447	—	(8,964)	7	5,227

Harsco Rail Segment
Employee termination benefit costs	50	67	—	(105)	—	12

Harsco Corporate
Employee termination benefit costs	351	369	—	(675)	—	45
Total	$30,471	$57,386	$157	$(65,593)	$440	$22,861
(a)     Includes principally the recognition of additional expenses due to timing considerations under U.S. GAAP, as well as adjustments to previously recorded restructuring charges resulting from changes in facts and circumstances in the implementation of these activities.
(b)     The table does not include $16.2 million of non-cash product rationalization expense or $16.4 million of proceeds from asset sales under the 2011/2012 Restructuring Program for this Segment as these items did not impact the restructuring accrual during the nine months ended September 30, 2012.
Cash expenditures related to the remaining accrual at September 30, 2012 are expected to be paid principally throughout the remainder of 2012 and the first quarter of 2013 with approximately $7 million of exit activity costs for lease terminations expected to be paid over the remaining life of the leases.

Fourth Quarter 2010 Harsco Infrastructure Program
Under the Fourth Quarter 2010 Harsco Infrastructure Program, the Harsco Infrastructure Segment reduced its branch structure; consolidated and/or closed administrative office locations; reduced its global workforce; and rationalized its product lines.
The restructuring accrual for the Fourth Quarter 2010 Harsco Infrastructure Program at September 30, 2012 and the activity for the nine months then ended are as follows:

(In thousands)	Accrual December 31 2011	Adjustments to Previously Recorded Restructuring Charges (a)	Cash Expenditures	Foreign Currency Translation	Remaining Accrual September 30 2012
Harsco Infrastructure Segment
Cost to exit activities	$11,929	$(813)	$(3,727)	$(152)	$7,237
Employee termination benefit costs	211	(208)	—	(3)	—
Other	7	(5)	—	(2)	—
Total	$12,147	$(1,026)	$(3,727)	$(157)	$7,237
(a)       Adjustments to previously recorded restructuring charges resulted from changes in facts and circumstances in the implementation of these activities.
Approximately $6 million of the September 30, 2012 balance relates to payment of multiemployer pension plan withdrawal liabilities and is expected to be paid through 2023 under contractual payment terms with the related plan administrators.  The remaining balance primarily relates to costs for lease terminations that are expected to be paid over the remaining life of the leases.

Prior Restructuring Programs
Other restructuring actions were undertaken in 2010, in addition to the Fourth Quarter 2010 Harsco Infrastructure Program described above, to reduce the Company’s cost structure.
The restructuring accrual for those prior restructuring programs at September 30, 2012 and the activity for the nine months then ended are as follows:

(In thousands)	Accrual December 31 2011	Adjustments to Previously Recorded Restructuring Charges (a)	Cash Expenditures	Foreign Currency Translation	Remaining Accrual September 30 2012
Harsco Metals & Minerals Segment
Employee termination benefit costs	$1,280	$26	$(114)	$53	$1,245
Cost to exit activities	727	51	(135)	(2)	641
Total	$2,007	$77	$(249)	$51	$1,886

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

Executive Overview

	Three Months Ended
Revenues by Segment	September 30
(In millions)	2012	2011	Change	%
Harsco Metals & Minerals	$344.9	$400.5	$(55.6)	(13.9)%
Harsco Infrastructure	229.3	282.3	(53.0)	(18.8)
Harsco Rail	91.4	87.4	4.0	4.6
Harsco Industrial	91.2	85.6	5.6	6.5
Total revenues	$756.8	$855.9	$(99.1)	(11.6)%

	Nine Months Ended
Revenues by Segment	September 30
(In millions)	2012	2011	Change	%
Harsco Metals & Minerals	$1,069.7	$1,216.0	$(146.3)	(12.0)%
Harsco Infrastructure	701.8	842.2	(140.4)	(16.7)
Harsco Rail	239.1	228.0	11.1	4.9
Harsco Industrial	269.0	223.8	45.2	20.2
Total revenues	$2,279.7	$2,510.0	$(230.3)	(9.2)%

	Three Months Ended
Revenues by Region	September 30
(In millions)	2012	2011	Change	%
Western Europe	$262.8	$309.5	$(46.7)	(15.1)%
North America	300.1	311.5	(11.4)	(3.7)
Latin America (a)	79.9	88.3	(8.4)	(9.5)
Middle East and Africa	38.0	49.7	(11.7)	(23.5)
Asia-Pacific	52.0	55.3	(3.3)	(6.0)
Eastern Europe	24.0	41.6	(17.6)	(42.3)
Total revenues	$756.8	$855.9	$(99.1)	(11.6)%

(a)          Includes Mexico.

	Nine Months Ended
Revenues by Region	September 30
(In millions)	2012	2011	Change	%
Western Europe	$810.2	$955.3	$(145.1)	(15.2)%
North America	880.2	878.6	1.6	0.2
Latin America (a)	247.7	259.2	(11.5)	(4.4)
Middle East and Africa	115.6	156.2	(40.6)	(26.0)
Asia-Pacific	150.0	148.9	1.1	0.7
Eastern Europe	75.9	111.8	(35.9)	(32.1)
Total revenues	$2,279.7	$2,510.0	$(230.3)	(9.2)%
(a)          Includes Mexico.
Revenues for the Company during the third quarter and first nine months of 2012 were $756.8 million and $2.3 billion, respectively, compared with $855.9 million and $2.5 billion, respectively, in the third quarter and first nine months of 2011. Foreign currency translation decreased revenues by $41.0 million and $115.3 million, respectively, for the third quarter and first nine months of 2012 in comparison with the third quarter and first nine months of 2011.  Revenues from the Company's targeted growth markets (those outside North America and Western Europe) were approximately 26% in the first nine months of 2012 compared with 27% in first nine months of 2011.

	Three Months Ended
Operating Income (Loss) by Segment	September 30
(In millions)	2012	2011	Change	%
Harsco Metals & Minerals	$26.4	$30.9	$(4.6)	(14.7)%
Harsco Infrastructure	(6.1)	(3.3)	(2.8)	(84.0)
Harsco Rail	13.9	11.6	2.3	19.5
Harsco Industrial	16.7	13.8	3.0	21.5
Corporate	(0.5)	(2.2)	1.7	76.7
Total operating income	$50.4	$50.8	$(0.4)	(0.9)%

	Nine Months Ended
Operating Income (Loss) by Segment	September 30
(In millions)	2012	2011	Change	%
Harsco Metals & Minerals	$79.7	$94.8	$(15.1)	(15.9)%
Harsco Infrastructure	(84.0)	(25.9)	(58.1)	(224.5)
Harsco Rail	35.3	42.3	(7.0)	(16.6)
Harsco Industrial	47.7	37.5	10.2	27.2
Corporate	(6.3)	(4.3)	(2.0)	(45.1)
Total operating income	$72.3	$144.3	$(72.0)	(49.9)%

	Three Months Ended		Nine Months Ended
	September 30		September 30
Operating Margin by Segment	2012	2011	2012	2011
Harsco Metals & Minerals	7.6%	7.7%	7.4%	7.8%
Harsco Infrastructure	(2.6)	(1.2)	(12.0)	(3.1)
Harsco Rail	15.2	13.3	14.8	18.5
Harsco Industrial	18.3	16.1	17.7	16.7
Consolidated operating margin	6.7%	5.9%	3.2%	5.7%

Operating income from continuing operations for the third quarter and first nine months of 2012 was $50.4 million and $72.3 million, respectively, compared with operating income from continuing operations of $50.8 million and $144.3 million, respectively, in the third quarter and first nine months of 2011.  This decrease was principally driven by $8.5 million and $73.6 million of pre-tax restructuring charges associated with the 2011/2012 Restructuring Program in the third quarter and first nine months of 2012, respectively.  Other items impacting the comparison of Operating income for the first nine months of 2012 with the first nine months of 2011 include:

•
Non-cash pre-tax gains of $4.2 million and $10.9 million in the third quarter and first nine months of 2012, respectively, associated with the Company's exit from certain countries under the 2011/2012 Restructuring Program. These gains were currency translation adjustments recognized when the Company substantially liquidated its investment in foreign entities;

•	Pre-tax expense of approximately $4 million incurred with the separation of the Company's former Chief Executive Officer in 2012; and

•	Pre-tax reduction of estimated costs of approximately $8 million recognized in 2011 related to the first phase of the Harsco Rail Segment's large China order.

Diluted earnings per share from continuing operations for the third quarter of 2012 were $0.32 compared with $0.40 for the third quarter of 2011. For the first nine months of 2012, diluted earnings per share from continuing operations were $0.13 compared with $1.02 in the first nine months of 2011.

Benefits realized under the 2011/2012 Restructuring Program had a positive pre-tax effect on operating income of approximately $26 million in the first nine months of 2012. Under the 2011/2012 Restructuring Program, the Company expects to realize benefits of approximately $36 million in 2012 and $65 million on an annualized basis in 2013. These estimates have not changed from prior reported estimates.  Savings under the Company’s Fourth Quarter 2010 Harsco Infrastructure Program have previously been estimated at $60 million per year and the Company expects to realize that amount in 2012 from the 2010 actions.

The Company continues to have sufficient available liquidity and has been able to obtain all necessary financing.  The Company currently expects operational and business needs to be met with cash from operations and commercial paper borrowings for 2012.  The need to supplement cash from operations with commercial paper borrowings for the remainder of 2012 is due to cash payments related to the Company's previously announced restructuring actions. See Liquidity and Capital Resources under Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for further discussion on cash flows.

Harsco Metals & Minerals Segment:

	Three Months Ended	Nine Months Ended
Significant Impacts on Revenues (In millions)	September 30, 2012	September 30, 2012
Revenues — 2011	$400.5	$1,216.0
Net decreased volume	(28.9)	(75.1)
Impact of foreign currency translation	(26.7)	(71.2)
Revenues — 2012	$344.9	$1,069.7

Significant Impacts on Operating Income:

•
Lower global steel production and demand.  Overall, steel production by customers under services contracts was down 3% in the third quarter and 5% for the first nine months of 2012 compared to the same periods in 2011 for current operations.

•	Results for the third quarter of 2012 reflect a slowdown in the industrial abrasives and roofing granules businesses.

•
Results for the third quarter and first nine months of 2012 reflect the impact of the Company's decision to exit lower-margin contracts, as well as start-up costs for new contracts that will generate improved operating margins in future periods.

•	These impacts were partially offset by overall cost reductions from the 2011/2012 Restructuring Program.

•
Foreign currency translation in the third quarter and first nine months of 2012 decreased operating income for this Segment by $2.4 million and $6.7 million, respectively, compared with the same periods in the prior year.

Harsco Infrastructure Segment:

	Three Months Ended	Nine Months Ended
Significant Impacts on Revenues (In millions)	September 30, 2012	September 30, 2012
Revenues — 2011	$282.3	$842.2
Net decreased volume	(23.5)	(52.6)
Impact of exited operations	(15.6)	(46.2)
Impact of foreign currency translation	(13.9)	(41.6)
Revenues — 2012	$229.3	$701.8

Significant Impacts on Operating Income:

•	During the third quarter and first nine months of 2012, pre-tax restructuring charges of $7.7 million and $71.7 million, respectively, were incurred as part of the 2011/2012 Restructuring Program.

•
As part of the 2011/2012 Restructuring Program, this Segment recognized non-cash cumulative currency translation adjustment gains of $4.2 million and $10.9 million in the third quarter and first nine months of 2012, respectively, associated with its exit from certain countries.

•	Decreased volumes of erection and dismantling services.

•	These impacts were partially offset by the realization of expected cost savings resulting from restructuring initiatives implemented in 2010 and 2011.

•
Foreign currency translation in the third quarter and first nine months of 2012 decreased operating income for this Segment by $0.4 million and $1.1 million, respectively, compared with the same periods in the prior year.

 Harsco Rail Segment:

	Three Months Ended	Nine Months Ended
Significant Effects on Revenues (In millions)	September 30, 2012	September 30, 2012
Revenues — 2011	$87.4	$228.0
Net increased volume	4.2	11.9
Impact of foreign currency translation	(0.2)	(0.8)
Revenues — 2012	$91.4	$239.1

Significant Impacts on Operating Income:

•
This Segment's operating income for the first nine months of 2012 was lower than the first nine months of 2011 due principally to a pre-tax reduction of estimated costs of approximately $8 million that occurred in the second quarter of 2011 related to the first phase of the Company's large equipment order to the Ministry of Railways of China.

•	Operating income was also negatively impacted in the first nine months of 2012 by the mix and timing of equipment orders, parts sales and service revenues.

Harsco Industrial Segment:

	Three Months Ended	Nine Months Ended
Significant Effects on Revenues (In millions)	September 30, 2012	September 30, 2012
Revenues — 2011	$85.6	$223.8
Net increased volume	5.9	46.9
Impact of foreign currency translation	(0.3)	(1.7)
Revenues — 2012	$91.2	$269.0

Significant Effects on Operating Income:

•	Increased market demand with gains in market share in the principally energy-related markets.

•	Operating income was positively affected by lower material costs in the first nine months of 2012 compared with the same period in the prior year.

Outlook, Trends and Strategies

In addition to items noted in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, the following significant items, risks, trends and strategies are expected to affect the Company for the remainder of 2012 and beyond:

•
The Company will continue to place a strong focus on expansion into targeted emerging markets to improve the balance of its geographic footprint.  More specifically, the Company’s global growth strategies include steady, targeted expansion, particularly in Asia-Pacific, the Gulf Region of the Middle East and Africa, and Latin America to further complement the Company’s already strong presence throughout Europe and North America.  Although the Harsco Metals & Minerals Segment will continue to be impacted by exited contracts that did not meet minimum return requirements, underlying growth for the Company overall is also expected to be achieved through the provision of additional services to existing customers; new contracts in both developed and targeted growth markets focusing on environmental solutions that reduce the impact of customer waste streams and provide other beneficial uses; and targeted strategic ventures and partnerships in strategic countries and market sectors.  This growth is expected to come both organically and through investments such as the previously announced China’s Taiyuan Iron & Steel (Group) Co, Ltd. (“TISCO”) strategic venture.  Over time, a balanced geographic footprint should also benefit the Company through further diversification of its customer base.

•
The Company’s intention with regard to the use of operating cash flow is to take a balanced approach.  The first use of cash flows will be to continue to pay the Company’s cash dividend, which has been paid every year since 1939.  Second, the Company plans to allocate capital expenditures to projects that have the appropriate long-term return characteristics with the highest EVA potential and return on capital employed.

•
The Company has maintained a capital structure with a balance sheet debt to capital ratio approximating 40% for the last several years.  That ratio has increased to 44.7% at September 30, 2012 primarily due to decreased equity resulting from restructuring charges incurred in 2011 and 2012 and pension liability adjustments in 2011, including a deferred tax valuation allowance recorded related to U.K. pension liabilities, and higher outstanding commercial paper balances as of September 30, 2012, which resulted from the timing of cash flows.

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

•
Defined benefit net periodic pension costs for 2012 are expected to be approximately $10 million higher than 2011.  Contributing to this increased expense are lower discount rates at December 31, 2011 and a lower than expected return on plan assets in 2011.  These two factors are primary drivers of the Company’s defined benefit net periodic pension costs as substantially all of the Company’s significant defined benefit plans have been frozen to eliminate future service benefits.

•
The Company may be required to record impairment charges in the future to the extent it cannot generate future cash flows at a level sufficient to recover the net book value of a reporting unit.  As part of the Company’s annual goodwill impairment testing, estimates of fair value are based on assumptions regarding future operating cash flows and growth rates of each reporting unit, the weighted-average cost of capital applied to these cash flows and current market estimates of value.  Based on the uncertainty of future growth rates and other assumptions used to estimate goodwill recoverability, future reductions in a reporting unit’s cash flows could cause a material non-cash impairment charge to goodwill, which could have a material adverse effect on the Company’s results of operations and financial condition.  See Application of Critical Accounting Policies under Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Harsco Metals & Minerals Segment:

•
The Company expects operating income for the Harsco Metals & Minerals Segment for the fourth quarter of 2012 to be lower compared with the fourth quarter of 2011. The Company anticipates further reduced steel production at certain customers driven by slower global economic activity.

•
To help return this business to double digit operating margins, the Company will continue its recent practice of ensuring contract renewals are expected to meet certain profitability requirements.  Given this strategy, the possibility exists that additional contracts may not be renewed resulting in exit costs during the period in which such decisions are finalized.

•
Longer-term, an example of the execution of the Company's strategy is the 25-year environmental solutions contract for on-site metal recovery in China that was awarded in July 2011 to the Company’s previously announced venture with TISCO will effectively address the environmentally-beneficial processing and metal recovery of TISCO’s stainless and carbon steel slag production by-products across a range of potential commercial applications.  The Company anticipates that the venture has the potential to generate new revenues of an estimated $30 million per year initially, beginning after the start-up of operations in the fourth quarter of 2012, and ramping up to a projected run rate of approximately $50 million to $60 million per year when fully operational.  The Company and TISCO will respectively share a 60%-40% relationship in the partnership and the Company consolidates the financial statements of the venture.

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

Harsco Infrastructure Segment:

•
The Company expects the Harsco Infrastructure Segment to realize an operating loss for 2012 due to the substantial restructuring expenses that will be incurred under the 2011/2012 Restructuring Program, as well as continued market softness.

•
As expected, this Segment is realizing the anticipated cost benefits resulting from the successful implementation of the Fourth Quarter 2010 Harsco Infrastructure Restructuring Program and the 2011/2012 Restructuring Program.  The Company currently expects to see the full benefit of the Fourth Quarter 2010 Harsco Infrastructure Restructuring Program in 2012 and the full benefits of the 2011/2012 Restructuring Program in 2013. However, other factors, including higher pension costs and depressed construction activities in Western Europe, are expected to partially offset these benefits.

•
Although industrial maintenance revenues for the first nine months of 2012 are lower than the first nine months of 2011, the Company has initiated strategies to reposition the Harsco Infrastructure Segment and is focusing increasingly on projects in the less cyclical global industrial maintenance and civil infrastructure construction sectors, as well as developing this business in economies outside the United States and Western Europe that have greater prospects for both near-term and long-term growth.  The Segment has been shifting from small, essentially independent branches that serve smaller projects to an integrated business with resources able to focus on larger projects that will have a longer duration and which require highly engineered solutions.  Local focus on the customer will continue, and customer service should improve through coordinated asset management, sales effectiveness and operational excellence.

Harsco Rail Segment:

•	The Harsco Rail Segment continues to have a strong order book and bidding activity.

•	The outlook for this Segment continues to be favorable. The global demand for railway maintenance-of-way equipment, parts, and services continues to be strong.

•
Consistent with its growth strategy, the Harsco Rail Segment recently announced several new international orders including a rail grinder equipment order for delivery in late 2014 with an interim services agreement in Italy, and a Track Renewal Train equipment order for delivery in early 2014 in India.

•
The Harsco Rail Segment expects to develop a larger presence in certain developing countries as track construction and maintenance needs grow.  Additionally, sales opportunities along with strategic acquisitions and/or joint ventures in the Harsco Rail Segment will be considered if the appropriate strategic opportunities arise.

Harsco Industrial Segment:

•
The Company expects results for the Harsco Industrial Segment in the fourth quarter of 2012 to reflect the impact of soft markets for industrial water heaters and boilers, as well as a continued caution with respect to natural gas markets.

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

Results of Operations

	Three Months Ended		Nine Months Ended
	September 30		September 30
(In millions, except per share amounts)	2012	2011	2012	2011
Revenues from continuing operations	$756.8	$855.9	$2,279.7	$2,510.0
Cost of services and products sold	580.0	671.4	1,758.4	1,949.0
Selling, general and administrative expenses	121.9	129.0	376.7	408.0
Other expenses	2.4	3.1	65.4	4.4
Operating income from continuing operations	50.4	50.8	72.3	144.3
Interest expense	(11.6)	(12.2)	(36.0)	(36.8)
Income tax expense	(13.5)	(7.1)	(28.5)	(24.8)
Income from continuing operations	26.9	32.4	11.3	85.2
Diluted earnings per common share from continuing operations attributable to Harsco Corporation common stockholders	0.32	0.40	0.13	1.02
Comparative Analysis of Consolidated Results
Revenues
Revenues for the third quarter of 2012 decreased $99.1 million or 11.6% from the third quarter of 2011.  Revenues for the first nine months of 2012 decreased $230.3 million or 9.2% from the first nine months of 2011. These decreases were attributable to the following significant items:

Change in Revenues — 2012 vs. 2011	Three Months Ended	Nine Months Ended
(In millions)	September 30, 2012	September 30, 2012
Impact of foreign currency translation.	$(41.2)	$(115.2)
Net decreased revenues in the Harsco Metals & Minerals Segment principally for contracts that have been exited or not renewed due to the Company’s minimum return requirements, as well as decreased steel production by customers.	(28.9)	(75.1)
Net decreased revenues in the Harsco Infrastructure Segment due principally to decreased volumes in erection and dismantling services.	(23.5)	(52.6)
Impact of exited operations in the Harsco Infrastructure Segment.	(15.6)	(46.2)
Increased market demand with gains in market share in the principally energy-related markets served by the businesses in the Harsco Industrial Segment.	5.9	46.9
Net increased revenues in the Harsco Rail Segment due principally to increased equipment sales.	4.2	11.9
Total change in revenues — 2012 vs. 2011	$(99.1)	$(230.3)
Cost of Services and Products Sold
Cost of services and products sold for the third quarter of 2012 decreased $91.4 million or 13.6% from the third quarter of 2011.  Cost of services and products sold for the first nine months of 2012 decreased $190.6 million or 9.8% from the first nine months of 2011. These decreases were higher than decreases in revenues for the same periods and were attributable to the following significant items:

Change in Cost of Services and Products Sold — 2012 vs. 2011	Three Months Ended	Nine Months Ended
(In millions)	September 30, 2012	September 30, 2012
Impact of foreign currency translation.	$(32.9)	$(91.1)
Decreased costs due to changes in revenues (exclusive of the effect of foreign currency translation, and including the effect of restructuring program savings and the impact of fluctuations in energy and commodity costs included in selling prices).	(31.2)	(55.0)
Impact of exited operations in the Harsco Infrastructure Segment.	(11.8)	(40.9)
Principally product mix and lower costs including commodities.	(15.5)	(3.6)
Total change in cost of services and products sold — 2012 vs. 2011	$(91.4)	$(190.6)

Selling, General and Administrative Expenses
Selling, general and administrative expenses for the third quarter of 2012 decreased $7.2 million or 5.5% from the third quarter of 2011.  Selling, general and administrative expenses for the first nine months of 2012 decreased $31.3 million or 7.7% from the first nine months of 2011. The change in selling, general and administrative expenses were attributable to the following significant items:

Change in Selling, General and Administrative Expenses — 2012 vs. 2011	Three Months Ended	Nine Months Ended
(In millions)	September 30, 2012	September 30, 2012
Impact of foreign currency translation.	$(5.6)	$(16.2)
Decreased compensation expense due to the realization of cost savings benefits from restructuring activities and exited operations in the Harsco Infrastructure Segment.	(4.0)	(15.0)
Decreased professional fees.	(2.1)	(5.0)
Higher bad debt expense.	0.5	4.0
Increased commissions, primarily due to higher sales in the Harsco Rail and Harsco Industrial Segments.	2.6	5.7
Other, net.	1.4	(4.8)
Total change in selling, general and administrative expenses — 2012 vs. 2011	$(7.2)	$(31.3)
Other Expenses
This income statement classification includes; restructuring costs for employee termination benefit costs, product rationalization and costs to exit activities; former CEO separation costs; net gains on the disposal of non-core assets; currency translation adjustments recognized in earnings; and business combination accounting adjustments for contingent consideration related to acquisitions by the Company. The most significant change in Other expenses relates to restructuring costs that were incurred principally in the Harsco Infrastructure Segment. Additional information on Other expenses is included in Note 14, “Other Expenses,” in Part I, Item 1, Financial Statements.

Interest Expense
Interest expense decreased $0.6 million and $0.8 million from the third quarter and first nine months of 2011, respectively. The decreases primarily reflect fluctuations in foreign currency exchange rates and decreased financing costs associated with the renewed revolving credit facility, partially offset by higher outstanding commercial paper balances.

Income Tax Expense
Income tax expense from continuing operations was impacted primarily due to certain losses from continuing operations being generated in jurisdictions where no tax benefit can be recognized for the three and nine months ended September 30, 2012 compared with the three and nine months ended September 30, 2011. These losses with no tax benefit resulted in higher income tax expense on lower levels of income from continuing operations for the nine months ended September 30, 2012 and negatively impacted the effective income tax rates for all periods in 2012.

Income from Continuing Operations
Income from continuing operations of $26.9 million in the third quarter of 2012 was $5.5 million lower than the $32.4 million for the same period of 2011. Income from continuing operations of $11.3 million in the first nine months of 2012 was $73.9 million lower than the $85.2 million for the same period of 2011. The decreases principally relate to the $8.5 million and $73.6 million pre-tax restructuring charges incurred under the 2011/2012 Restructuring Program for the three and nine months ended September 30, 2012, respectively, primarily in the Harsco Infrastructure Segment.

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
During the first nine months of 2012, the Company’s operations provided $111.4 million in operating cash flow, a decrease from the $190.1 million generated in first nine months of 2011.  Approximately $69 million of operating cash was disbursed in the first nine months of 2012 for restructuring costs associated with the Fourth Quarter 2010 Harsco Infrastructure Program and the 2011/2012 Restructuring Program compared to approximately $17 million of operating cash disbursed in the first nine months of 2011 for restructuring costs associated with the Fourth Quarter 2010 Harsco Infrastructure Program.  In the first nine months of 2012, the Company invested $172.8 million in capital expenditures, mostly for the Harsco Metals & Minerals Segment, compared with $240.8 million invested in the first nine months of 2011 due to a more disciplined capital allocation strategy.  The Company paid $49.5 million and $49.6 million in stockholder dividends in the first nine months of 2012 and 2011, respectively.
The Company’s net cash borrowings increased by $58.3 million in the first nine months of 2012, primarily to fund capital expenditures, principally in the Harsco Metals & Minerals Segment.  The Company’s debt to total capital ratio increased to 44.7% at September 30, 2012 from 42.7% at December 31, 2011.  The increase at September 30, 2012 is primarily due to increased commercial paper borrowings and decreased total equity as a result of decreased retained earnings for the first nine months of 2012.
In March 2012, the Company executed an Amended and Restated Five-Year Credit Agreement (“Credit Agreement”) in the amount of $525 million through a syndicate of 14 banks.  The Credit Agreement matures in March 2017.  The Company has the option to increase the amount of the Credit Agreement to $550 million.  The Credit Agreement amends and restates the Company’s multi-year revolving credit facility, which was set to mature in December 2012.  There were no borrowings outstanding under the multi-year revolving credit facility at the time of the Credit Agreement.
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
The Company also generated $42.9 million in cash from asset sales in the first nine months of 2012, which included approximately $16 million from disposal of equipment under the 2011/2012 Restructuring Program.
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
Major uses of operating cash flows and borrowed funds include: capital investments, principally in the Harsco Metals & Minerals Segment; payroll costs and related benefits; dividend payments; pension funding payments; inventory purchases for the Harsco Rail and Harsco Industrial Segments; income tax payments; debt principal and interest payments; insurance premiums and payments of self-insured casualty losses; machinery, equipment, automobile and facility lease payments; and in 2012, significant payments under the 2011/2012 Restructuring Plan.  Cash may also be used for targeted, strategic acquisitions as appropriate opportunities arise.
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
The following table illustrates the amounts outstanding under credit facilities and commercial paper programs and available credit at September 30, 2012:

	September 30, 2012
(In millions)	Facility Limit	Outstanding Balance	Available Credit
U.S. commercial paper program	$550.0	$98.1	$451.9
Euro commercial paper program	258.3	—	258.3
Multi-year revolving credit agreement (a)	525.0	—	525.0
Bilateral credit facility (b)	25.0	—	25.0
Totals	$1,358.3	$98.1	$1,260.2	(c)
(a)     U.S.-based program.
(b)     International-based program.
(c)     Although the Company has significant available credit, for practical purposes, the Company limits aggregate commercial paper and credit facility borrowings at any one-time to a maximum of $550 million (the aggregate amount of the multi-year and bilateral credit facilities).
At September 30, 2012, the Company's 5.125% notes due September 15, 2013 are classified as Long-term debt on the Condensed Consolidated Balance Sheet based on the Company's intent and ability to refinance this debt using either the public debt markets or its Credit Agreement.
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

The Company’s euro commercial paper program has not been rated since the euro market does not require it.  Future downgrades to the Company’s credit ratings may increase borrowing costs to the Company, while an improvement in the Company’s credit ratings may decrease borrowing costs to the Company.  Additionally, future downgrades in the Company’s credit ratings may result in reduced access to certain short-term credit markets, but will not reduce access to the Company's $525 million multi-year revolving Credit Agreement or the Company's $25 million bilateral credit facility.

Working Capital Position
Changes in the Company’s working capital are reflected in the following table:

(Dollars in millions)	September 30 2012	December 31 2011	Increase (Decrease)
Current Assets
Cash and cash equivalents	$113.7	$121.2	$(7.4)
Trade accounts receivable, net	619.4	618.5	0.9
Other receivables	40.3	44.4	(4.1)
Inventories	262.5	241.9	20.6
Other current assets	105.5	133.4	(27.9)
Total current assets	1,141.4	1,159.4	(18.0)
Current Liabilities
Notes payable and current maturities	14.9	55.0	(40.1)
Accounts payable	231.3	252.3	(21.0)
Accrued compensation	95.5	92.6	2.9
Income taxes payable	10.8	8.4	2.4
Other current liabilities	321.0	374.0	(52.9)
Total current liabilities	673.5	782.3	(108.8)
Working Capital	$467.9	$377.2	$90.7
Current Ratio (a)	1.7	1.5

(a)          Calculated as Total current assets/Total current liabilities
Working capital increased $90.7 million in the first nine months of 2012 due principally to the following factors:

•
Other current liabilities decreased $52.9 million due to a decrease in customer advances related to the delivery of certain machines in the Harsco Rail Segment, the timing of payment for non-income taxes and the timing of restructuring payments;

•	Notes payable and current maturities decreased by $40.1 million primarily due to the timing of repayment intentions on certain outstanding debt;

•	Accounts payable decreased $21.0 million primarily in the Harsco Infrastructure Segment due to the timing of payments; and

•	Inventories increased $20.6 million primarily in the Harsco Rail Segment due to the timing of shipments.
These working capital increases were offset by the following:

•	Other current assets decreased by $27.9 million primarily due to a reduction in prepayments related to certain customer contracts and a reduction in assets held for sale as a result of asset sales.
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

Cash Flow Summary
The Company’s cash flows from operating, investing and financing activities, as reflected in the Condensed Consolidated Statements of Cash Flows, are summarized in the following table:

	Nine Months Ended
	September 30
(In millions)	2012	2011
Net cash provided (used) by:
Operating activities	$111.4	$190.1
Investing activities	(129.9)	(195.5)
Financing activities	12.6	(8.6)
Effect of exchange rate changes on cash	(1.5)	(4.0)
Net change in cash and cash equivalents	$(7.4)	$(18.0)

Cash Provided by Operating Activities — Net cash provided by operating activities in the first nine months of 2012 was $111.4 million, a decrease of $78.7 million from the first nine months of 2011.  The decrease is due to lower net income; increased cash outflows associated with the 2011/2012 Restructuring Program and the Fourth Quarter 2010 Harsco Infrastructure Program; the timing of accounts payable disbursements; and increased inventory levels. This was partially offset by a decrease in accounts receivable.
Cash Used by Investing Activities — Net cash used in investing activities in the first nine months of 2012 was $129.9 million, a decrease of $65.5 million from the first nine months of 2011.  The change was driven by reduced capital investments in the first nine months of 2012 which totaled $172.8 million compared with $240.8 million in the first nine months of 2011.
Cash Provided by Financing Activities — Net cash provided by financing activities in the first nine months of 2012 was $12.6 million, an increase of $21.2 million from first nine months of 2011.  The change was primarily due to increased commercial paper borrowings.
The following table summarizes the Company's debt and capital positions at September 30, 2012 and December 31, 2011:

(Dollars in millions)	September 30 2012	December 31 2011
Notes payable and current maturities	$14.9	$55.0
Long-term debt	953.6	853.8
Total debt	968.5	908.8
Total equity	1,198.6	1,219.9
Total capital	$2,167.1	$2,128.7
Total debt to total capital (a)	44.7%	42.7%
(a)          Calculated as Total debt/Total capital.
The Company’s debt as a percent of total capital increased in the first nine months of 2012 due principally to increased commercial paper borrowings and decreased total equity as a result of decreased retaining earnings for the first nine months of 2012.
Debt Covenants
The Company’s credit facilities contain a covenant stipulating a maximum debt to capital ratio of 60%.  One credit facility also contains a covenant requiring a minimum net worth of $475 million, and another limits the proportion of subsidiary consolidated indebtedness to a maximum of 10% of consolidated tangible assets and a minimum ratio of total consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) to consolidated interest charges of 3.0:1.  The Company’s 5.75% and 2.70% notes include covenants that permit the note holders to redeem their notes at 101% of par in the event of a change of control of the Company or disposition of a significant portion of the Company’s assets in combination with a downgrade in the Company’s credit rating to non-investment grade.  At September 30, 2012, the Company was in compliance with these covenants with a debt to capital ratio of 44.7%, a total net worth (as defined by the covenants) of $1.1 billion and a ratio of consolidated EBITDA to consolidated interest charges of 10.3:1.  The proportion of subsidiary consolidated indebtedness to consolidated tangible assets was less than 1% at September 30, 2012. Based on balances at September 30, 2012, the Company could increase borrowings by approximately $0.8 billion and still be in compliance with its debt covenants.  Alternatively, keeping all other factors constant, the Company’s equity could decrease by approximately $0.6 billion and the Company would still be within its debt covenants.  The Company expects to continue to be in compliance with these debt covenants one year from now.

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
The Company plans to continue its strategy of targeted, prudent investing for strategic purposes for the foreseeable future and to make more efficient use of existing investments.  The long-term goal of this strategy is to create stockholder value by improving the Company’s EVA.  Under this program, the Company evaluates strategic investments based upon the investment’s economic profit.  EVA equals after-tax operating profits less a charge for the use of the capital employed to create those profits.  Therefore, value is created when a project or initiative produces a return above the risk-adjusted local country cost of capital.  In the first nine months of 2012, EVA was slightly higher than the first nine months of 2011, and is expected to be higher for the full year 2012.
The Company currently expects to continue paying dividends to stockholders.  In July 2012 and October 2012, the Company declared its 250th and 251st consecutive quarterly cash dividends, payable in November 2012 and February 2013, respectively.
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

ITEM 4.        CONTROLS AND PROCEDURES

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of disclosure controls and procedures as of September 30, 2012.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective.  There have been no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting during the third quarter of 2012.

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
ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)   There were no unregistered sales of equity securities during the period covered by the report.
(b)   Not applicable.
(c)   Issuer Purchases of Equity Securities.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (a)
July 1, 2012 - July 31, 2012	—	—	—	1,713,423
August 1, 2012 - August 31, 2012	—	—	—	1,713,423
September 1, 2012 - September 30, 2012	—	—	—	1,713,423
Total	—	—	—
(a) The Company’s share repurchase program was extended by the Board of Directors in November 2011.  The repurchase program expires January 31, 2013.  At September 30, 2012, there are 1,713,423 authorized shares remaining in the program.  Repurchases are made, when and if appropriate, in open market transactions, depending on market conditions.  Share repurchases may not occur and may be discontinued at any time.
ITEM 3.        DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.        MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.        OTHER INFORMATION
DIVIDEND INFORMATION
On October 29, 2012, the Company’s Board of Directors declared a quarterly cash dividend of $0.205 per share, payable February 15, 2013 to stockholders of record at the close of business on January 15, 2013.

ITEM 6.        EXHIBITS

The following exhibits are filed as a part of this report:

Exhibit Number	Description

3.1	By-laws as amended July 30, 2012.

10.1	Notification Letter to Patrick Decker dated July 28, 2012.

31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

32	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer).

101
The following financial statements from Harsco Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, filed with the Securities and Exchange Commission on November 1, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii)  the Condensed Consolidated Statements of Income; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iv) the Condensed Consolidated Statements of Cash Flows; (v) the Condensed Consolidated Statements of Equity; and (vi) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HARSCO CORPORATION
(Registrant)

DATE	November 1, 2012	/s/ Stephen J. Schnoor
Stephen J. Schnoor
Senior Vice President,
Chief Financial Officer and Treasurer

(Principal Financial Officer)

DATE	November 1, 2012	/s/ Barry E. Malamud
Barry E. Malamud
Vice President and Corporate Controller

(Principal Accounting Officer)