Form 10-K
period 2012-12-31
HARSCO CORP
filed 2013-02-26
CIK 45876

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
The aggregate market value of the Company's voting stock held by non-affiliates of the Company as of June 30, 2012 was $1,641,906,000.
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

Class	Outstanding at January 31, 2013
Common stock, par value $1.25 per share	80,648,786
DOCUMENTS INCORPORATED BY REFERENCE
Selected portions of the 2013 Proxy Statement are incorporated by reference into Part III of this Report.

HARSCO CORPORATION
FORM 10-K

PART I
Item 1.    Business.

(a)	General Development of Business
Harsco Corporation (the "Company") is a diversified, multinational provider of industrial services and engineered products serving global industries that are fundamental to worldwide economic growth and infrastructure development. The Company's operations fall into four reportable segments: Harsco Metals & Minerals, Harsco Infrastructure, Harsco Rail and Harsco Industrial. The Company has locations in approximately 50 countries, including the United States. The Company was incorporated in 1956.
The Company's executive offices are located at 350 Poplar Church Road, Camp Hill, Pennsylvania 17011 and the Company's main telephone number is (717) 763-7064. The public may read and copy any material we file with the Securities and Exchange Commission ("SEC") at their Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The company's Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to such reports filed with or furnished to the SEC under Sections 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge on the SEC's Internet website at www.sec.gov and on the Company's Internet website at www.harsco.com as soon as reasonably practicable after such reports are electronically filed with the SEC. The information posted on our website is not incorporated into our SEC filings.
The Company's principal lines of business and related principal business drivers are as follows:

Principal Lines of Business		Principal Business Drivers
•	Outsourced, on-site services to steel mills and other metals producers	•	Global metals production and capacity utilization
•	Resource recovery technologies for the re-use of industrial waste stream by-products (environmental services)	•	Outsourcing of services by metals producers
		•	Demand for high-value specialty steel and ferro alloys
		•	Demand for environmental solutions for metals and minerals waste streams
•	Industrial abrasives and roofing granules	•	Industrial and infrastructure surface preparation and restoration
		•	Residential roofing shingles
•	Engineered scaffolding, concrete forming and shoring, and other access-related services, rentals and sales	•	Demand for infrastructure and non-residential construction
		•	Industrial plant maintenance requirements
•	Railway track maintenance services and equipment	•	Global railway track maintenance-of-way capital spending
		•	Outsourcing of track maintenance and new track construction by railroads
•	Industrial grating products	•	Industrial plant and warehouse construction and expansion
		•	Off-shore drilling and new rig construction
•	Air-cooled heat exchangers	•	Demand for natural gas processing and compression
•	Heat transfer products	•	Demand for commercial and institutional boilers and water heaters
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
In 2012, 2011 and 2010, the United States contributed total revenues of $1.1 billion, $1.1 billion and $1.0 billion, equal to 36%, 33% and 33% of total revenues, respectively. The Company's euro-currency countries contributed total revenues of $0.8 billion or 25% of total revenues each year in 2012, 2011 and 2010. The United Kingdom contributed total revenues of $0.3 billion in 2012 and $0.4 billion in both 2011 and 2010 equal to 11%, 12% and 14% of total revenues, respectively. One customer, ArcelorMittal, represented approximately 9% of the Company's revenues during 2012, 11% in 2011 and 12% in 2010. There were no significant inter-segment revenues.

(b)	Financial Information about Segments
Financial information concerning industry segments is included in Note 15, Information by Segment and Geographic Area, to the Consolidated Financial Statements under Part II, Item 8, "Financial Statements and Supplementary Data," which information is incorporated herein by reference.

(c)	Narrative Description of Business
(1)   A narrative description of the businesses by reportable segment is as follows:
Harsco Metals & Minerals Segment—46% of consolidated revenues for 2012
The Harsco Metals & Minerals Segment is one of the world's largest providers of on-site, outsourced services to the global metals industries. The Metals business provides its services and solutions on a long-term contract basis, supporting each stage of the metal-making process from initial raw material handling to post-production slag processing and metal recovery. The Metals business' multi-year contracts had estimated future revenues of $4.9 billion at expected production levels at December 31, 2012. This provides the Company with a substantial base of long-term revenues. Approximately 60% of these revenues are expected to be recognized by December 31, 2016. The remaining revenues are expected to be recognized principally between January 1, 2017 and December 31, 2021.
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
As part of the Segment's initiatives to develop new products and services, in particular environmental solutions, the Segment's technology office is involved with several initiatives and technology alliances focused on developing greater environmental sustainability in steel making, through the recovery of resources from production by-products and waste streams.
The Harsco Metals & Minerals Segment operates in approximately 35 countries. In 2012 and 2011, this Segment's revenues were generated in the following regions:

	Percentage of Revenues
Region	2012	2011
Western Europe	39%	39%
North America	28%	26%
Latin America (a)	17%	16%
Asia-Pacific	8%	7%
Middle East and Africa	4%	8%
Eastern Europe	4%	4%

(a)	Including Mexico.
For 2012, 2011 and 2010, the Harsco Metals & Minerals Segment's percentage of the Company's consolidated revenues were 46%, 48% and 48%, respectively.
Harsco Infrastructure Segment—31% of consolidated revenues for 2012
The Harsco Infrastructure Segment is one of the world's most complete global organizations for the rental and sale of engineered scaffolding, shoring, concrete forming and other access-related solutions for major construction projects as well as industrial plant maintenance programs. The Segment operates from a network of branches throughout the world, including North America, Latin America, Europe, the Gulf Region of the Middle East, Africa and Asia-Pacific using highly mobile equipment that is controlled via a global inventory system. The Segment's branch network has been reduced as a result of the Company's restructuring programs from 217 operating branches at the beginning of 2010 to approximately 130 operating branches at December 31, 2012. Major services include the provision of concrete shoring and forming systems; scaffolding for non-residential and infrastructure construction projects and industrial maintenance requirements; and a variety of other infrastructure services including project engineering and design, equipment erection and dismantling services, industrial insulation and painting services and equipment sales.

The Company's infrastructure services are provided through branch locations in approximately 30 countries plus export sales worldwide. In 2012 and 2011, this Segment's revenues were generated in the following regions:

	Percentage of Revenues
Region	2012	2011
Western Europe	55%	54%
North America	18%	19%
Middle East and Africa	9%	8%
Asia-Pacific	7%	6%
Latin America (a)	6%	5%
Eastern Europe	5%	8%

(a)	Including Mexico.
For 2012, 2011 and 2010, the Harsco Infrastructure Segment's percentage of the Company's consolidated revenues were 31%, 34% and 34%, respectively.
Harsco Rail Segment—11% of consolidated revenues for 2012
The Harsco Rail Segment is a global provider of equipment and services for the maintenance, repair and construction of railway track. The Segment's equipment and services support private and government-owned railroads and urban transit systems worldwide.
The Segment's rail products are produced in three countries and products and services are provided worldwide. In 2012, 2011 and 2010, export product sales from the United States for the Harsco Rail Segment were $177.9 million, $119.4 million and $134.1 million, respectively. Total international revenues represented 58%, 40% and 43% of this Segment's revenues for the years ended December 31, 2012, 2011 and 2010, respectively.
For 2012, 2011 and 2010, the Harsco Rail Segment's percentage of the Company's consolidated revenues were 11%, 9% and 10%, respectively.
Harsco Industrial Segment—12% of consolidated revenues for 2012
This Segment includes the Harsco Industrial IKG, Harsco Industrial Air-X-Changers and Harsco Industrial Patterson-Kelley businesses. Approximately 90% of this Segment's revenues originate in North America.
Harsco Industrial IKG manufactures a varied line of industrial grating products at several plants in the United States and international plants located in Mexico and China. These products include a full range of bar grating configurations, which are used mainly in industrial flooring, as well as safety and security applications in the energy, paper, chemical, refining and processing industries.
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
For 2012, 2011 and 2010, this Segment's percentage of the Company's consolidated revenues were 12%, 9% and 8%, respectively.
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

	Percentage of Consolidated Revenues
Product Group	2012	2011	2010
Outsourced, on-site services to steel mills and other metals producers	40%	41%	41%
Engineered scaffolding, concrete forming and shoring, and other access-related services, rentals and sales	31%	34%	34%
Railway track maintenance services and equipment	12%	9%	10%
(1)(ii)  New products and services are added from time to time; however, in 2012, 2011 and 2010 none required the investment of a material amount of the Company's assets.

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
(1)(v)  The Company furnishes products, materials and certain industrial services within the Harsco Infrastructure and the Harsco Industrial Segments that are seasonal in nature. As a result, the Company's revenues and results of operations for the first quarter ending March 31 are normally lower than the second, third and fourth quarters. Additionally, the Company has historically generated the majority of its cash flows in the second half of the year. This is a result of normally higher income during the latter part of the year. The Company's historical revenue patterns and cash provided by operating activities are as follows:
Historical Pattern of Revenue from Continuing Operations

(In millions)	2012	2011		2010	2009	2008
First quarter	$752.3	$779.1		$742.4	$696.9	$987.8
Second quarter	770.6	875.1		786.5	777.0	1,099.6
Third quarter	756.8	855.9		752.4	744.2	1,044.9
Fourth quarter	766.3	792.7		757.4	772.5	835.5
Totals	$3,046.0	$3,302.7	(a)	$3,038.7	$2,990.6	$3,967.8

(a)	Does not total due to rounding.
Historical Pattern of Cash Provided (Used) by Operations

(In millions)	2012	2011		2010	2009	2008
First quarter	$(1.4)	$13.1		$30.1	$39.6	$32.0
Second quarter	37.2	53.7		95.6	116.7	178.5
Third quarter	75.6	123.2		110.3	120.4	171.6
Fourth quarter	87.5	108.7		165.4	157.8	192.2
Totals	$198.9	$298.8	(a)	$401.4	$434.5	$574.3

(a)	Does not total due to rounding.
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

(1)(vii)  One customer, ArcelorMittal, represented approximately 9% of the Company's revenues in 2012, 11% in 2011 and 12% in 2010 under individual contracts at separate mill locations.
The Harsco Metals & Minerals Segment is dependent largely on the global steel industry and in 2012, 2011 and 2010, there were two customers that each provided in excess of 10% of this Segment's revenues under multiple long-term contracts at numerous mill sites. ArcelorMittal was one of those customers in 2012, 2011 and 2010. The loss of any one of the contracts would not have a material adverse effect upon the Company's financial position or cash flows; however, it could have a significant effect on quarterly or annual results of operations. Additionally, these customers have significant accounts receivable balances. Further consolidation in the global steel industry is possible. Should transactions occur involving some of the Company's larger steel industry customers, it would result in an increase in concentration of revenues and credit risk for the Company. If a large customer were to experience financial difficulty, or file for bankruptcy protection, it could adversely impact the Company's income, cash flows and asset valuations. As part of its credit risk management practices, the Company closely monitors the credit standing and accounts receivable position of its customer base. One of the Company's large steel mill customers in Europe has filed for receivership. The Company has less than $10 million of receivables with this customer and believes that these amounts are collectible. Should there be an adverse change in the Company's view on collectability, however, there could be a charge against income in future periods.
(1)(viii)  At December 31, 2012, the Company's metals services contracts had estimated future revenues of $4.9 billion at expected production levels, compared with $3.7 billion at December 31, 2011. This is primarily due to a number of new contracts and contract extensions signed with various customers during 2012. At December 31, 2012, the Harsco Rail Segment had an estimated order backlog of $180.3 million, compared with $261.6 million at December 31, 2011. This is primarily due to the shipment of orders during 2012, partially offset by new orders. In addition, at December 31, 2012, the Company had an estimated order backlog of $98.4 million in its Harsco Industrial Segment, compared with $104.6 million at December 31, 2011. The decrease from December 31, 2011 is due principally to decreased demand in natural gas markets. Order backlog for scaffolding, shoring and forming services; and for roofing granules and slag abrasives is excluded from the above amounts. These amounts are generally not quantifiable due to the short order lead times for certain services, the nature and timing of the products and services provided and equipment rentals with the ultimate length of the rental period unknown.
At December 31, 2012, approximately $23 million or 8% of the Company's manufactured products order backlog is not expected to be filled in 2013. The majority of this backlog is expected to be filled in 2014. This is exclusive of long-term metals industry services contracts, infrastructure-related services, roofing granules and industrial abrasives products, and minerals and metal recovery technologies services.
(1)(ix)  At December 31, 2012, the Company had no material contracts that were subject to renegotiation of profits or termination at the election of the United States Government.
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
Harsco Metals & Minerals Segment—This Segment provides outsourced on-site services to the global metals industries in more than 35 countries, with its largest operations focused in the United Kingdom, the United States and Brazil. The Company believes it is one of the world's largest providers of on-site, outsourced services to the global metals industries. This Segment's key competitive factors are innovative resource recovery solutions, significant industry experience, technology, safety performance, service and value. This Segment competes principally with one smaller publically traded provider and with a number of privately-held regional or local businesses for services outsourced by its customers. Additionally, due to the nature of this Segment's services, it encounters a certain degree of "competition" from potential new customers' desire to perform similar services themselves instead of using an outsourced solution.
Harsco Infrastructure Segment—This Segment provides rental and sales of engineered scaffolding, shoring, concrete forming and other access-related solutions through a global branch network comprising approximately 30 countries. As part of the 2011/2012 Restructuring Program, this Segment exited certain underperforming markets in 2012. The Company believes it is one of the world's most complete global organizations for infrastructure-related access and concrete forming solutions. Its largest operations are based in the United States, the Netherlands and the United Kingdom. The Segment's key competitive factors are engineering expertise, customer service, on-time delivery, product quality, safety performance, global availability of mobile equipment and value. Primary competitors for forming and shoring in the United States, Europe and globally are a limited number of privately-held global providers. Competition in the scaffolding market is more fragmented and regionally focused with a large number of local competitors, principally competing for smaller commercial construction projects, and a limited number of national competitors, principally competing in the industrial markets and for larger construction projects.
Harsco Rail Segment—This Segment manufactures and sells highly-engineered railway track maintenance equipment produced primarily in the United States for customers throughout the world. Additionally, this Segment provides railway track maintenance services principally in the United States and the United Kingdom. This Segment's key competitive factors are quality, technology, customer service and value. Primary competitors for both products and services are privately-held global businesses as well as certain regional competitors.
Harsco Industrial Segment—This Segment includes manufacturing businesses located principally in the United States with an increasing focus on international growth. During 2011, strategic venture operations were established in China and Australia. Key competitive factors include quality, value, technology and energy-efficiency. Primary competitors are U.S.-based manufacturers of similar products.

(1)(xi)  The Company's expense for research and development activities was $9.1 million, $6.0 million and $4.3 million in 2012, 2011 and 2010, respectively. This excludes technology development and engineering costs classified in cost of services and products sold or selling, general and administrative expense. For additional information regarding research and development activities, see the Research and Development section included in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."
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
(1)(xiii)  At December 31, 2012, the Company had approximately 18,500 employees.

(d)	Financial Information about Geographic Areas
Financial information concerning international and domestic operations is included in Note 15, Information by Segment and Geographic Area, to the Consolidated Financial Statements under Part II, Item 8, "Financial Statements and Supplementary Data," which information is incorporated herein by reference. Export sales from the United States totaled $214.4 million, $160.7 million and $156.5 million in 2012, 2011 and 2010, respectively.

(e)	Available Information
Information is provided in Part I, Item 1 (a), "General Development of Business."

Item 1A.    Risk Factors.
Set forth below are risks and uncertainties that could materially and adversely affect the Company's results of operations, financial condition, liquidity and cash flows. The risks are not the only risks that the Company faces. The Company's business operations could also be affected by other factors not presently known to the Company or factors that the Company currently does not consider to be material.

The Company is subject to a variety of market risks, economic uncertainties related to the ongoing global financial crisis and potential disruptions of its access to credit.
In the normal course of business, the Company is routinely subjected to a variety of risks. In addition to the market risk associated with interest rate and currency movements on outstanding debt and non-market U.S. dollar-denominated assets and liabilities, other examples of risk include customer concentration in the Harsco Metals & Minerals Segment and Harsco Rail Segment; collectability of receivables; volatility of the financial markets and their effect on customer liquidity and defined benefit pension plans; and global economic and political conditions.
The global financial markets experienced extreme disruption in the last half of 2008 that has continued to a lesser extent through 2012, including, among other things, the threat of credit default by several foreign governments, especially in Europe and the Middle East; severely diminished liquidity and credit availability for many business entities; declines in consumer confidence; negative economic growth; declines in real estate values; increases in unemployment rates; significant volatility in equities; rating agency downgrades and uncertainty about economic stability. Although governments across the globe have taken aggressive actions, including economic stimulus programs and austerity measures, intended to address these difficult market conditions, there can be no assurance that such actions will successfully address such conditions, in whole or in part. These economic uncertainties affect the Company's businesses in a number of ways, including making it more difficult to accurately forecast and plan future business activities.
From time to time, disruption in the credit markets has severely restricted access to capital for many companies. When credit markets deteriorate, the Company's ability to incur additional indebtedness to fund operations or refinance maturing obligations as they become due may be constrained. The Company is unable to predict any duration or severity of disruptions in the credit and financial markets and adverse global economic conditions. While these conditions have not impaired the Company's ability to access credit markets and finance operations, a deterioration of economic conditions could materially and adversely affect the Company's business and results of operations. See Liquidity and Capital Resources under Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations," for further discussion of resources available for cash requirements.

Negative economic conditions may adversely impact the demand for the Company's products and services, and the ability of the Company's customers to meet their obligations to the Company on a timely basis. Any disputes with customers could also have an adverse impact on the Company's results of operations and cash flows.
Tightening of credit in financial markets may lead businesses to postpone spending, which may impact the Company's customers, causing them to cancel, decrease or delay their existing and future orders with the Company. Declines in economic conditions may further impact the ability of the Company's customers to meet their obligations to the Company on a timely basis and could result in bankruptcy or receivership filings by any of such customers, including significant Harsco customers. If customers are unable to meet their obligations on a timely basis, or if the Company were unable to collect amounts due from customers that are currently under bankruptcy or receivership protection, it could adversely impact the realizability of receivables, the valuation of inventories and the valuation of long-lived assets across the Company's businesses. Furthermore, significant Harsco customers may be subject to acquisitions and/or consolidations that negatively impact their ability to meet their obligations to the Company on a timely basis, or at all. Additionally, the Company may be negatively affected by contractual disputes with customers, which could have an adverse impact on the Company's results of operations and cash flows.

If the Company cannot generate future cash flows at a level sufficient to recover the net book value of any of its reporting units, the Company may be required to record an impairment charge to its earnings.
As a result of the Company's goodwill impairment testing, the Company may be required to record future impairment charges to the extent the Company cannot generate future cash flows at a level sufficient to recover the net book value of any of the Company's reporting units. As a result of the October 1, 2012 annual goodwill impairment test, the Company recorded a $265.0 million goodwill impairment charge during the fourth quarter of 2012 related to the Harsco Infrastructure Segment. At October 1, 2012, the current fair value of the Company's remaining reporting units exceeded their net book value. At December 31, 2012, almost all of the Company's goodwill is allocated to the Harsco Metals business unit, which is included in the Harsco Metals & Minerals Segment. The Company's estimates of fair value are based on assumptions about the future operating cash flows and growth rates of each reporting unit and discount rates applied to these cash flows. Based on the uncertainty of future growth rates and other assumptions used to estimate goodwill recoverability, future reductions in the Company's expected cash flows could cause a material non-cash impairment charge of goodwill, which could have a material adverse effect on the Company's results of operations and financial condition. See Application of Critical Accounting Policies under Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 1, Summary of Significant Accounting Policies and Note 6, Goodwill and Other Intangible Assets, to the Consolidated Financial Statements under Part II, Item 8, "Financial Statements and Supplementary Data," for additional disclosure related to these items.

The Company's global presence subjects it to a variety of risks arising from doing business internationally.
The Company operates in approximately 50 countries, including the United States. The Company's global footprint exposes it to a variety of risks that may adversely affect the Company's results of operations, financial condition, liquidity and cash flows. These include, but may not be limited to, the following:

•	periodic economic downturns in the countries in which the Company does business;

•	imposition of or increases in currency exchange controls and hard currency shortages;

•	customs matters and changes in trade policy or tariff regulations;

•	changes in regulatory requirements in the countries in which the Company does business;

•
changes in tax regulations, higher tax rates in certain jurisdictions and potentially adverse tax consequences including restrictions on repatriating earnings, adverse tax withholding requirements and "double taxation;"

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

•
sovereign risk related to international governments that include, but may not be limited to, governments stopping interest payments or repudiating their debt, nationalizing private businesses or altering foreign exchange regulations; and

•	uncertainties arising from local business practices, cultural considerations and international political and trade tensions.
If the Company is unable to successfully manage the risks associated with its global business, the Company's results of operations, financial condition, liquidity and cash flows may be negatively impacted.

The Company has operations in several countries in the Middle East, including Bahrain, Egypt, Israel, Qatar, Saudi Arabia and the United Arab Emirates, as well as India, some of which are currently experiencing armed hostilities and civil unrest. Additionally, these countries are geographically close to other countries that may have a continued high risk of armed hostilities or civil unrest. During 2012, 2011 and 2010, the Company's Middle East operations contributed approximately $6.5 million, $3.0 million and $18.6 million, respectively, to the Company's results of operations.
Exchange rate fluctuations may adversely impact the Company's business.
Fluctuations in foreign exchange rates between the U.S. dollar and the more than 40 other currencies in which the Company conducts business may adversely impact the Company's results of operations in any given fiscal period. Approximately 6% and 19% of the Company's operating income (loss) from continuing operations for 2012 and 2011, respectively, were derived from operations outside the United States. More specifically, approximately 25% of the Company's revenues were derived from operations with the euro as their functional currency for both 2012 and 2011. Additionally, approximately 11% and 12% of the Company's revenues were derived from operations in the United Kingdom during 2012 and 2011, respectively. Furthermore, approximately 5% and 6% of the Company's revenues were derived from operations in Brazil for 2012 and 2011, respectively. Given the structure of the Company's revenues and expenses, an increase in the value of the U.S. dollar relative to the foreign currencies in which the Company earns its revenues generally has a negative impact on results of operations. The Company's principal foreign currency exposures are in the European Economic and Monetary Union, the United Kingdom and Brazil.

Compared with the corresponding period in 2011, the average value of major currencies changed as follows in relation to the U.S. dollar during 2012, impacting the Company's revenues and income:

•	British pound sterling weakened by 1%

•	euro weakened by 8%

•	Brazilian real weakened by 17%

Compared with exchange rates at December 31, 2011, the value of major currencies at December 31, 2012 changed as follows:

•	British pound sterling strengthened by 4%

•	euro strengthened by 2%

•	Brazilian real weakened by 10%
The Company's foreign currency exposures increase the risk of volatility in its consolidated financial statements. If the above currencies change materially in relation to the U.S. dollar, the Company's financial position, results of operations, or cash flows may be materially affected.
To illustrate the effect of foreign currency exchange rate changes in certain key markets of the Company, in 2012 revenues would have been approximately 4.0% or $123.0 million higher and operating loss would have been approximately 5.9% or $10.3 million less if the average exchange rates for 2011 were utilized. In a similar comparison for 2011, revenues would have been approximately 3.0% or $103.6 million lower and operating income would have been approximately 4.5% or $4.1 million lower if the average exchange rates for 2010 were utilized. Currency changes also result in assets and liabilities denominated in local currencies being translated into U.S. dollars at different amounts than at the prior period end. Generally, if the U.S. dollar weakens in relation to currencies in countries in which the Company does business, the translated amounts of the related assets and liabilities, and therefore stockholders' equity, would increase. Conversely, if the U.S. dollar strengthens in relation to currencies in countries in which the Company does business, the translated amounts of the related assets, liabilities, and therefore stockholders' equity, would decrease.
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
The Company's businesses are subject to general economic slowdowns and cyclical conditions in the industries served. In particular:

•
The Harsco Metals & Minerals Segment may be adversely impacted by slowdowns in steel mill production, excess capacity, consolidation, bankruptcy or receivership of steel producers or a reversal or slowing of current outsourcing trends in the steel industry;

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

•
Capital constraints and increased borrowing costs may also adversely impact the financial position and operations of the Company's customers across all business segments. Such customer capital constraints may result in canceled or postponed construction projects negatively affecting the Harsco Infrastructure Segment.

Furthermore, realization of deferred tax assets is ultimately dependent on generating sufficient income in future periods to ensure recovery of those assets. The cyclicality of the Company's industry and adverse economic conditions may negatively impact the future income levels that are necessary for the utilization of deferred tax assets.

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
The industries in which the Company operates are highly competitive:

•
The Harsco Metals & Minerals Segment is sustained mainly through contract renewals and new contract signings. Historically, the Company has a high contract renewal rate. If the Company is unable to renew its contracts at the historical rates or renewals are at reduced prices, revenue and results of operations may decline. Additionally, the Company has exited certain underperforming contracts in an effort to improve overall profitability. The Company will continue to evaluate investments to ensure returns are consistent with the ongoing strategy of the Company.

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

•
The Harsco Metals & Minerals Segment and, to a lesser extent, the Harsco Rail Segment have several large customers throughout the world with significant accounts receivable balances. Consolidation in the global steel industry has occurred in recent years and additional consolidation is possible. Should additional transactions occur involving some of the steel or rail industry's larger companies that are customers of the Company, it would result in an increase in concentration of credit risk for the Company. If a large customer were to experience financial difficulty, or file for bankruptcy or receivership protection, or if the Company were unable to collect amounts due from customers that are currently under bankruptcy or receivership protection, it could adversely impact the Company's results of operations, cash flows and asset valuations.

•
In the Harsco Infrastructure Segment, concentrations of credit risk with respect to accounts receivable are generally limited due to the Company's large number of customers and their dispersion across different geographies. However, continued economic declines in particular regions of the world could result in higher customer defaults and could adversely impact the Company's results of operations, cash flows and asset valuations.

•
The Company's businesses may be negatively affected by disputes with customers, including its major customers. The Company is currently party to multiple contracts in numerous countries with its largest customer, ArcelorMittal. These contracts cover a variety of services. From time to time, the Company may be negotiating the terms of current and potential future services to be rendered due to the scope and complexity of this relationship. Disagreements between the parties can arise as a result of the scope and nature of the relationship and these ongoing negotiations. Although the Company does not have any disputes with ArcelorMittal that are expected to have a material adverse effect on the Company's financial position, results of operations or cash flows, the Company cannot predict whether such disputes will arise in the future.

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
Any U.S. tax reform that reduces the Company's ability to defer U.S. taxes on earnings indefinitely reinvested outside of the United States could have a negative impact on the Company's ability to compete in the global marketplace. Consequently, the Company is monitoring proposed legislation and communicating with legislators with the goal of achieving balanced and fair tax reform that would not penalize U.S. based companies with activities abroad and for generating high paying and stable headquarter and technical center jobs. This may include legislative trade-offs between existing tax benefits and lower overall effective tax rates for U.S. companies. The Company continues to monitor tax legislation to be in position to fully understand its potential impact on the Company's operations and to plan accordingly.
The Company's defined benefit net periodic pension cost is directly affected by the equity and bond markets, and a downward trend in those markets could adversely impact the Company's results of operations.
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
The Company's results of operations may be positively or negatively impacted by the amount of income or expense the Company records for defined benefit pension plans. The Company calculates income or expense for the defined benefit pension plans using actuarial valuations that reflect assumptions relating to financial market and other economic conditions. The most significant assumptions used to estimate defined benefit pension income or expense for the upcoming year are the discount rate and the expected long-term rate of return on plan assets. If there are significant changes in key economic indicators, the impact of these assumptions may materially affect the Company's financial position, results of operations and cash flows. These key economic indicators would also likely affect the amount of cash the Company would contribute to the defined benefit pension plans. For a discussion regarding how the Company's consolidated financial statements can be affected by defined benefit pension plan accounting policies, see Application of Critical Accounting Policies in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."
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
Downgrades in the Company's credit ratings could increase the Company's cost of borrowing and could adversely affect the Company's future earnings and ability to access the capital markets.
The Company's cost of borrowing and ability to access capital markets are affected not only by market conditions but also by the short- and long-term debt ratings assigned to the Company's debt by the major credit rating agencies. These ratings are based, in part, on the Company's financial position and liquidity as measured by credit metrics such as interest coverage and leverage ratios. See Liquidity and Capital Resources under Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" for further discussion on credit ratings and watch or outlook. Increased costs of borrowings or an inability to access the capital markets could have a material adverse effect on the Company's results of operations, financial position, liquidity and cash flows.

Restrictions imposed by the Company's outstanding notes and credit facility may limit the Company's ability to obtain additional financing or to pursue business opportunities.
The Company’s 5.75% and 2.7% notes include covenants that require the Company to offer to repurchase the notes at 101% of par in the event of a change of control of the Company or disposition of substantially all of the Company’s assets in combination with a downgrade in the Company’s credit rating to non-investment grade. The Company’s credit facility contains covenants that stipulate a maximum debt to capital ratio of 60%, limits the proportion of subsidiary consolidated indebtedness to a maximum of 10% of consolidated tangible assets and specifies a minimum ratio of total consolidated earnings before interest, taxes, depreciation and amortization to consolidated interest charges of 3.0:1.  These covenants limit the amount of debt the Company may incur, which could limit the Company's ability to obtain additional financing or pursue business opportunities. In addition, the Company's ability to comply with these ratios may be affected by events beyond its control. A breach of any of these covenants or the inability to comply with the required financial ratios could result in a default under the credit facility. In the event of any default under the credit facility, the lenders under the facility could elect to declare all borrowings outstanding, together with accrued and unpaid interest and other fees, to be due and payable, which would cause an event of default under the credit facility. This could, in turn, trigger an event of default under the cross-default provisions of the Company's other outstanding indebtedness. At December 31, 2012, the Company was in compliance with these covenants. See Liquidity and Capital Resources under Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" for further discussion.

Failure of financial institutions to fulfill their commitments under committed credit facility and derivative financial instruments may adversely affect the Company's future earnings and cash flows.
The Company has a committed revolving credit facility with financial institutions available for its use, for which the Company pays commitment fees. The credit facility is provided by a syndicate of several financial institutions, with each institution agreeing severally (and not jointly) to make revolving credit loans to the Company in accordance with the terms of the related credit agreement. If one or more of the financial institutions providing the committed credit facility were to default on its obligation to fund its commitment, the portion of the committed facility provided by such defaulting financial institution would not be available to the Company.
The Company uses cross currency interest rate swaps in conjunction with certain debt issuances in order to secure either a fixed or floating local currency interest rate. The Company has foreign currency forward exchange contracts outstanding as part of a worldwide program to minimize foreign currency operating income and balance sheet exposure. Foreign currency forward exchange contracts are used to hedge commitments, such as foreign currency debt, firm purchase commitments and foreign currency cash flows for certain export sales transactions. The unsecured contracts for cross currency interest rate swaps and foreign currency forward exchange contracts outstanding at December 31, 2012 mature at various times through 2020 and are with major financial institutions. The Company may also enter into derivative contracts to hedge commodity exposures. The Company may be exposed to credit loss in the event of non-performance by the counterparties to the contracts.
The failure of a counterparty to fulfill its obligation under the committed credit facility or derivative financial instruments may have a material adverse effect on the Company's results of operations, financial condition, liquidity and cash flows.
See Liquidity and Capital Resources under Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" for more information.
The Company's cash flows and earnings are subject to changes in interest rates.
The Company's total debt at December 31, 2012 was $969.3 million. Of this amount, approximately 11% had variable rates of interest and approximately 89% had fixed rates of interest. The weighted average interest rate of total debt was approximately 4.44%. At current debt levels, a one percentage point increase/decrease in variable interest rates would increase/decrease interest expense by approximately $1.1 million per year. If the Company is unable to successfully manage its exposure to variable interest rates, its results of operations may be negatively impacted.

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
The Company retains a significant portion of the risk for property, workers' compensation, U.K. employers' liability, automobile and general and product liability losses. Reserves have been recorded that reflect the undiscounted estimated liabilities for ultimate losses including claims incurred but not reported. Inherent in these estimates are assumptions that are based on the Company's history of claims and losses, a detailed analysis of existing claims with respect to potential value, and current legal and legislative trends. At December 31, 2012 and 2011, the Company had recorded liabilities of $82.7 million and $85.9 million, respectively, related to both asserted and unasserted insurance claims. Included in the balance at December 31, 2012 and 2011 were $3.6 million and $2.6 million, respectively, of recognized liabilities covered by insurance carriers. If actual claims are higher than those projected by management, an increase to the Company's insurance reserves may be required and would be recorded as a charge to income in the period the need for the change was determined. Conversely, if actual claims are lower than those projected by management, a decrease to the Company's insurance reserves may be required and would be recorded as a reduction to expense in the period the need for the change was determined.

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

Each of these matters is subject to various uncertainties, and financial exposure is dependent upon such factors as the continuing evolution of environmental laws and regulatory requirements; the availability and application of technology; the allocation of cost among potentially responsible parties; the years of remedial activity required; and the remediation methods selected. The Company has evaluated its potential liability and the Consolidated Balance Sheets at 2012 and 2011 include an accrual of $1.9 million and $2.5 million, respectively, for future expenditures related to environmental matters. The amounts charged against pre-tax earnings related to environmental matters totaled $1.2 million, $2.0 million and $2.6 million during 2012, 2011 and 2010, respectively. The liability for future remediation costs is evaluated on a quarterly basis. Actual costs to be incurred at identified sites in future periods may be greater than the estimates, given inherent uncertainties in evaluating environmental exposures.
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
The profitability of the Company's manufactured products is affected by changing purchase prices of steel and other materials and commodities. If raw material costs associated with the Company's manufactured products increase and the costs cannot be transferred to the Company's customers, results of operations would be adversely affected. Additionally, decreased availability of steel or other materials could affect the Company's ability to produce manufactured products in a timely manner. If the Company cannot obtain the necessary raw materials for its manufactured products, then revenues, results of operations and cash flows could be adversely affected.
Certain services performed by the Harsco Minerals businesses result in the recovery, processing and sale of recovered metals and minerals and other high-value metal by-products to its customers. The selling price of the by-products material is market-based and varies based upon the current fair value of its components. Therefore, the revenue amounts generated from the sale of such by-products material vary based upon the fair value of the commodity components being sold.
The Company may not be able to manage and integrate acquisitions successfully.
In the past, the Company has acquired businesses and, on an ongoing basis, continues to evaluate strategic acquisition opportunities that have the potential to support and strengthen the business. The Company can give no assurances, however, that any acquisition opportunities will arise or, if they do, that they will be consummated, or that additional financing or capital, if needed, will be available on satisfactory terms. In addition, acquisitions involve inherent risks that the businesses acquired will not perform in accordance with the Company's expectations. The Company may not be able to achieve the synergies and other benefits that are expected from the integration of acquisitions as successfully or rapidly as projected, if at all. The Company's failure to effectively integrate newly acquired operations could prevent the Company from recognizing expected rates of return on an acquired business and could have a material and adverse effect on the results of operations, financial condition, liquidity and cash flows.

Due to the international nature of the Company's business, the Company could be adversely affected by violations of certain laws.
The Company's policies mandate compliance with certain U.S. and international laws, such as import/export regulations, the U.S. Foreign Corrupt Practices Act and similar anti-bribery laws. With regard to the U.S. Foreign Corrupt Practices Act and anti-bribery laws, the Company operates in many parts of the world that have experienced governmental corruption to some degree and, in certain circumstances, strict compliance with anti-bribery laws may conflict with local customs and practices. The Company cannot provide assurance that its internal controls and procedures will always prevent reckless or criminal acts by its employees or agents. If the Company is found to be liable for violations of these laws (either due to its own acts, out of inadvertence, or due to the acts or inadvertence of others), the Company could suffer criminal or civil penalties or other sanctions, including limitations on its ability to conduct its business, which could have a material and adverse effect on results of operations, financial condition, and cash flows.

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
The Company's estimates of future performance depend on, among other matters, whether and when the Company will receive certain new contract awards, including the extent to which the Company utilizes its workforce. The rate at which the Company utilizes its workforce is impacted by a variety of factors including the ability to manage attrition; to forecast the need for services, which allows it to maintain an appropriately sized workforce; the ability to transition employees from completed projects to new projects or between segments; and the need to devote resources to non-revenue generating activities such as training or business development. While the Company's estimates are based upon its good faith judgment, these estimates can be unreliable and may frequently change based on newly available information. In the case of large-scale domestic and international projects where timing is often uncertain, it is particularly difficult to predict whether and when the Company will receive a contract award. The uncertainty of contact award timing can present difficulties in matching the Company's workforce size with contract needs. If an expected contract award is delayed or not received, the Company could incur cost resulting from reductions in staff or redundancy of facilities or equipment that could have a material and adverse effect on results of operations, financial condition, liquidity and cash flows.

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

Item 1B.    Unresolved Staff Comments.
None.

Item 2.    Properties.
Operations of Harsco Corporation and its subsidiaries are conducted at both owned and leased properties in domestic and international locations. The Company's executive offices are located at 350 Poplar Church Road, Camp Hill, Pennsylvania 17011 and are owned. The following table describes the location and principal use of the Company's more significant properties.

Location	Principal Products	Interest
Harsco Metals & Minerals Segment
Coronel Fabriciano, Brazil	Minerals and Resource Recovery Technologies	Owned
East Chicago, Indiana, United States	Minerals and Resource Recovery Technologies	Owned
Mitterdorf, Austria	Minerals and Resource Recovery Technologies	Leased
Sarver, Pennsylvania, United States	Minerals and Resource Recovery Technologies	Owned
Sorel—Tracy, Canada	Minerals and Resource Recovery Technologies	Leased
Timoteo, Brazil	Minerals and Resource Recovery Technologies	Leased
Warren, Ohio, United States	Minerals and Resource Recovery Technologies	Owned
Drakesboro, Kentucky, United States	Roofing Granules/Abrasives	Owned
Fairless Hills, Pennsylvania, United States	Roofing Granules/Abrasives	Owned
Gallipolis, Ohio, United States	Roofing Granules/Abrasives	Leased
Gary, Indiana, United States	Roofing Granules/Abrasives	Owned
Moundsville, West Virginia, United States	Roofing Granules/Abrasives	Leased
Harsco Infrastructure Segment
Abu Dhabi, United Arab Emirates	Infrastructure Services, Rentals and Sales	Owned
Ahrensfelde, Germany	Infrastructure Services, Rentals and Sales	Leased
Atlanta, Georgia, United States	Infrastructure Services, Rentals and Sales	Owned
Arkel, The Netherlands	Infrastructure Services, Rentals and Sales	Owned
Brisbane, Australia	Infrastructure Services, Rentals and Sales	Leased
Dosthill, United Kingdom	Infrastructure Services, Rentals and Sales	Owned
Houston, Texas, United States	Infrastructure Services, Rentals and Sales	Owned
Lille, France	Infrastructure Services, Rentals and Sales	Leased
Lubna, Poland	Infrastructure Services, Rentals and Sales	Owned
Marion, Ohio, United States	Infrastructure Services, Rentals and Sales	Owned
Pittsburgh, Pennsylvania, United States	Infrastructure Services, Rentals and Sales	Leased
Ratingen, Germany	Infrastructure Services, Rentals and Sales	Leased
Sacramento, California, United States	Infrastructure Services, Rentals and Sales	Leased
Trevoux, France	Infrastructure Services, Rentals and Sales	Owned
Harsco Rail Segment
Brendale, Australia	Rail Maintenance Equipment	Owned
Ludington, Michigan, United States	Rail Maintenance Equipment	Owned
West Columbia, South Carolina, United States	Rail Maintenance Equipment	Owned
Harsco Industrial Segment
Catoosa, Oklahoma, United States	Heat Exchangers	Owned and Leased
Sapulpa, Oklahoma, United States	Heat Exchangers	Leased
East Stroudsburg, Pennsylvania, United States	Heat Transfer Products	Owned
Channelview, Texas, United States	Industrial Grating Products	Owned
Garrett, Indiana, United States	Industrial Grating Products	Leased
Leeds, Alabama, United States	Industrial Grating Products	Owned
Queretaro, Mexico	Industrial Grating Products	Owned
The Harsco Metals business, which is part of the Harsco Metals & Minerals Segment, principally operates on customer-owned sites and has administrative offices in Camp Hill, Pennsylvania, and Leatherhead, United Kingdom.
The above table includes the principal properties owned or leased by the Company. The Company also operates from a number of other smaller plants, branches, depots, warehouses and offices in addition to the above. The Company considers all of its properties at which operations are currently performed to be in satisfactory condition and suitable for their intended use.

Item 3.    Legal Proceedings.
Information regarding legal proceedings is included in Note 11, Commitments and Contingencies, to the Consolidated Financial Statements under Part II, Item 8, "Financial Statements and Supplementary Data."

Item 4.    Mine Safety Disclosures.
Not applicable.

Supplementary Item.    Executive Officers of the Registrant
Set forth below, at February 26, 2013, are the executive officers of the Company (this excludes seven corporate officers who are not deemed "executive officers" within the meaning of applicable Securities and Exchange Commission regulations) and certain information with respect to each of them. P. K. Decker was elected President and Chief Executive Office effective September 10, 2012. B. E. Malamud was elected Interim Chief Financial Officer effective November 16, 2012, and Vice President and Corporate Controller, effective June 2, 2011. M. E. Kimmel and A. V. Dorch were elected to their respective positions effective June 5, 2012. G. J. Claro, S. H. Gerson and S. W. Jacoby were elected to their respective positions effective April 24, 2012. All terms expire on April 23, 2013. There are no family relationships among any of the executive officers.

Name	Age	Position with the Company
Executive Officers:
P. K. Decker	47	President and Chief Executive Officer
B. E. Malamud	45	Vice President, Corporate Controller and Interim Chief Financial Officer
M. E. Kimmel	53	Senior Vice President, President—Harsco Infrastructure
G. J. Claro	53	Executive Vice President and Group CEO—Harsco Metals & Minerals
A. V. Dorch	45	Vice President, General Counsel and Corporate Secretary
S. H. Gerson	42	Vice President and Group President—Harsco Industrial
S. W. Jacoby	46	Vice President and Group President—Harsco Rail

P. K. Decker
President and Chief Executive Officer of the Company since September 10, 2012.  From 2007 until his appointment as President and Chief Executive Officer, Mr. Decker served as President of Tyco Flow Control, the second largest business segment of Tyco International Ltd. (“Tyco”), a global leader in engineered valves and controls, heat management solutions and large-scale water infrastructure projects.  Prior to that, he served Tyco for four years in CFO roles at the operating segment level, including Tyco's multinational Engineered Products and Services division.  Before joining Tyco, Mr. Decker held progressively responsible leadership positions throughout a 12-year career at Bristol-Myers Squib, a global biopharmaceutical company.  Mr. Decker has served on the Company's Board of Directors since October 29, 2012.

B. E. Malamud
Vice President, Corporate Controller and Interim Chief Financial Officer since November 16, 2012. Served as Vice President and Corporate Controller from June 2, 2011 to November 15, 2012. Served as Vice President-Internal Audit and Interim Corporate Controller from April 1, 2011 to June 1, 2011. Served as Vice President-Internal Audit from May 17, 2010 through March 31, 2011.  Served as Senior Director of Corporate Accounting from July 2003 through May 14, 2010.  Previously served in various accounting, auditing and treasury positions for the Company from 1992 to 2003.  Prior to joining Harsco, he worked for the accounting firm Coopers & Lybrand in Harrisburg, PA from July 1989 to March 1992.  Mr. Malamud is a Certified Public Accountant.

M. E. Kimmel
Senior Vice President and Group President—Harsco Infrastructure since June 5, 2012. Served as Senior Vice President, Chief Administrative Officer, General Counsel and Corporate Secretary from January 1, 2008 to June 4, 2012. Served as General Counsel and Corporate Secretary from January 1, 2004 to December 31, 2007. Served as Corporate Secretary and Assistant General Counsel from May 1, 2003 to December 31, 2003. Held various legal positions within the Company since he joined Harsco in August 2001. Prior to joining the Company, he was Vice President, Administration and General Counsel, New World Pasta Company from January 1999 to July 2001. Before joining New World Pasta, Mr. Kimmel spent approximately 12 years in various legal positions with Hershey Foods Corporation.

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

A. V. Dorch
Vice President, General Counsel and Corporate Secretary since June 5, 2012. Served as Vice President, Deputy General Counsel and Assistant Corporate Secretary from April 26, 2011 to June 4, 2012, as Assistant General Counsel and Assistant Corporate Secretary from January 1, 2008 to April 25, 2011 and as Assistant General Counsel from July 6, 2006 to December 31, 2007. Prior to joining Harsco, Ms. Dorch served as a senior associate in the San Francisco office of Pillsbury Winthrop Shaw Pittman LLP. Before that, she held senior legal positions with leading law firms in both New York and Boston.

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

PART II
Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Harsco Corporation common stock is listed on the New York Stock Exchange. At the end of 2012, there were 80,584,628 shares outstanding. In 2012, the Company's common stock traded in a range of $18.40 to $24.48 and closed at $23.50 at year-end. At December 31, 2012, there were approximately 14,000 stockholders. There are no significant limitations on the payment of dividends included in the Company's loan agreements. For additional information regarding Harsco Corporation's common stock market price and dividends declared, see Dividend Action under Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the Common Stock Price and Dividend Information under Part II, Item 8, "Financial Statements and Supplementary Data." For additional information on the Company's equity compensation plans see Part III, Item 11, "Executive Compensation."
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2012-October 31, 2012	—	—	—	1,713,423
November 1, 2012-November 30, 2012	—	—	—	1,713,423
December 1, 2012-December 31, 2012	—	—	—	1,713,423
Total	—	—	—
At December 31, 2012, 1,713,423 shares remained available for repurchase under the Company's share repurchase program. On January 28, 2013, the Board of Directors increased the number of shares available for repurchase under the Company's share repurchase program and extended the program for an additional year. As a result, the Company is currently authorized to repurchase up to 2,000,000 shares through January 31, 2014. When and if appropriate, repurchases are made in open market transactions, depending on market conditions. Share repurchases may not occur and may be discontinued at any time.

Item 6.    Selected Financial Data.
Five-Year Statistical Summary

(In thousands, except per share, employee information and percentages)	2012		2011			2010			2009(a)	2008
Income Statement Information
Revenues from continuing operations	$3,046,018		$3,302,740			$3,038,678			$2,990,577	$3,967,822
Amounts Attributable to Harsco Corporation common stockholders
Income (loss) from continuing operations	(253,693)		(9,447)			10,885			133,838	245,623
Loss from discontinued operations	(919)		(2,063)			(4,131)			(15,061)	(4,678)
Net income (loss)	(254,612)		(11,510)			6,754			118,777	240,945
Financial Position and Cash Flow Information
Working capital	$428,868		$377,163			$387,082			$418,237	$317,062
Total assets	2,975,969		3,338,877			3,469,220			3,639,240	3,562,970
Long-term debt	957,428		853,800			849,724			901,734	891,817
Total debt	969,266		908,772			884,932			984,927	1,012,883
Depreciation and amortization	272,117		310,441			315,239			311,531	337,949
Capital expenditures	(265,023)		(313,101)			(192,348)			(165,320)	(457,617)
Cash provided by operating activities	198,879		298,776			401,427			434,458	574,276
Cash used by investing activities	(219,268)		(255,822)			(202,023)			(269,360)	(443,418)
Cash used by financing activities	(4,546)		(39,554)			(171,521)			(164,083)	(155,539)
Ratios
Return on average equity (b)(c)	(21.7)%		(0.6)%			0.7%			9.1%	14.6%
Current ratio	1.7	:1	1.5	:1		1.5	:1		1.6:1	1.4:1
Total debt to total capital (c)(d)	52.9%		42.7%			37.6%			39.5%	41.1%
Per Share Information attributable to Harsco Corporation common stockholders
Basic—Income (loss) from continuing operations	$(3.15)		$(0.12)			$0.14			$1.67	$2.94
Loss from discontinued operations	(0.01)		(0.03)			(0.05)			(0.19)	(0.06)
Net income (loss)	$(3.16)		$(0.14)		(e)	$0.08		(e)	$1.48	$2.88
Diluted—Income (loss) from continuing operations	$(3.15)		$(0.12)			$0.13			$1.66	$2.92
Loss from discontinued operations	(0.01)		(0.03)			(0.05)			(0.19)	(0.06)
Net income (loss)	$(3.16)		$(0.14)		(e)	$0.08			$1.47	$2.87	(e)
Other Information
Book value per share	$10.69		$15.16			$18.23			$18.79	$18.09
Cash dividends declared per share	0.820		0.820			0.820			0.805	0.780
Diluted weighted-average number of shares outstanding	80,632		80,736			80,761			80,586	84,029
Number of employees	18,500		19,650			19,300			19,600	21,500

(a)	Includes ESCO Interamerica, Ltd. acquired November 10, 2009 (Harsco Infrastructure Segment).

(b)	Return on average equity is calculated by dividing income (loss) from continuing operations by average equity throughout the year.

(c)
2008 reflects noncontrolling interests, previously referred to as minority interests, as a component of equity in accordance with the changes to consolidation accounting and reporting issued by the Financial Accounting Standards Board January 1, 2009.

(d)	"Total debt to total capital" is calculated by dividing total debt (short-term borrowings and long-term debt including current maturities) by the sum of equity and total debt.

(e)	Does not total due to rounding.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion should be read in conjunction with the Consolidated Financial Statements provided under Part II, Item 8, "Financial Statements and Supplementary Data," of this Annual Report on Form 10-K.
Amounts included in this Item 7 of this Annual Report on Form 10-K are rounded in millions and all percentages are calculated based on actual amounts. As a result, minor differences may exist due to rounding.
Forward-Looking Statements

The nature of the Company's business and the many countries in which it operates subject it to changing economic, competitive, regulatory and technological conditions, risks and uncertainties. In accordance with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company provides the following cautionary remarks regarding important factors that, among others, could cause future results to differ materially from the results contemplated by forward-looking statements, including the expectations and assumptions expressed or implied herein. Forward-looking statements contained herein could include, among other things, statements about management's confidence in and strategies for performance; expectations for new and existing products, technologies and opportunities; and expectations regarding growth, sales, cash flows, earnings and Economic Value Added ("EVA®"). Forward-looking statements can be identified by the use of such terms as "may," "could," "expect," "anticipate," "intend," "believe," "likely," "estimate," "plan" or other comparable terms.
Factors that could cause actual results to differ, perhaps materially, from those implied by forward-looking statements include, but are not limited to: (1) changes in the worldwide business environment in which the Company operates, including general economic conditions; (2) changes in currency exchange rates, interest rates, commodity and fuel costs and capital costs; (3) changes in the performance of equity and bond markets that could affect, among other things, the valuation of the assets in the Company's pension plans and the accounting for pension assets, liabilities and expenses; (4) changes in governmental laws and regulations, including environmental, tax and import tariff standards; (5) market and competitive changes, including pricing pressures, market demand and acceptance for new products, services and technologies; (6) unforeseen business disruptions in one or more of the many countries in which the Company operates due to political instability, civil disobedience, armed hostilities, public health issues or other calamities; (7) the seasonal nature of the Company's business; (8) the Company's ability to successfully enter into new contracts and complete new acquisitions or joint ventures in the timeframe contemplated, or at all; (9) the integration of the Company's strategic acquisitions; (10) the amount and timing of repurchases of the Company's common stock, if any; (11) the prolonged recovery in global financial and credit markets and economic conditions generally, which could result in the Company's customers curtailing development projects, construction, production and capital expenditures, which, in turn, could reduce the demand for the Company's products and services and, accordingly, the Company's revenues, margins and profitability; (12) the outcome of any disputes with customers; (13) the financial condition of the Company's customers, including the ability of customers (especially those that may be highly leveraged and those with inadequate liquidity) to maintain their credit availability; (14) the Company's ability to successfully implement and receive the expected benefits of cost-reduction and restructuring initiatives, including the achievement of expected cost savings in the expected time frame; (15) risk and uncertainty associated with intangible assets; and (16) other risk factors listed from time to time in the Company's SEC reports. A further discussion of these, along with other potential risk factors, can be found in Part I, Item 1A, "Risk Factors," of this Annual Report on Form 10-K. The Company cautions that these factors may not be exhaustive and that many of these factors are beyond the Company's ability to control or predict. Accordingly, forward-looking statements should not be relied upon as a prediction of actual results. The Company undertakes no duty to update forward-looking statements except as may be required by law.

Executive Overview
In the Harsco Metals & Minerals Segment, overall global steel production softened further in 2012, most notably in Europe and South America. In addition, the Company decided to exit underperforming contracts that were not meeting the Company's required rate of return. Offsetting these unfavorable items were benefits from previous cost reduction actions, including the 2011/2012 Restructuring Program implemented in the fourth quarter of 2011. The Company continues to see significant new bidding activities for its services and environmental solutions to customers around the world, and anticipates the start-up in 2013 of several contract awards in China, India and elsewhere.
The Harsco Infrastructure Segment again faced significant challenges in 2012, as continued market uncertainty impacted business through project delays, scope reductions and job cancellations. These conditions were most prominent in Europe, where there has been a prolonged downturn in the markets served by the business. The Company recorded a $265.0 million, non-cash goodwill impairment charge related to this Segment in the fourth quarter of 2012 as part of its annual goodwill impairment testing.
In the fourth quarter of 2011, the Company initiated the 2011/2012 Restructuring Program to further address the realignment of the Company's Infrastructure business and strengthen the Harsco Metals & Minerals Segment. As previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2011, the Company incurred approximately $101 million in pre-tax charges under this program in 2011. In 2012, $94.5 million in pre-tax charges were incurred. Benefits under this program, in the form of reduced costs, were $55 million in 2012 and are expected to be more than $63 million when annualized in 2013.
The Harsco Rail Segment's 2012 results were favorably affected by the mix and timing of equipment deliveries, most notably for the large contract with the China Ministry of Railways, where the accelerated timing of deliveries was driven by the customer's schedule.
The Harsco Industrial Segment recorded another solid performance in 2012, led by the air-cooled heat exchangers and industrial grating products businesses. This Segment continues to focus on the worldwide energy sector, and part of the ongoing strategy for this Segment is the successful globalization of the business with a renewed emphasis on product development and differentiation.
Revenues by Segment

(Dollars in millions)	2012	2011	Change	%
Harsco Metals & Minerals	$1,404.1	$1,588.3	$(184.2)	(11.6)%
Harsco Infrastructure	937.3	1,108.3	(171.0)	(15.4)
Harsco Rail	352.0	300.0	52.0	17.3
Harsco Industrial	352.6	306.1	46.5	15.2
Total Revenues	$3,046.0	$3,302.7	$(256.7)	(7.8)%

Revenues by Region

(Dollars in millions)	2012	2011	Change	%
Western Europe	$1,081.9	$1,242.9	$(161.0)	(13.0)%
North America	1,187.6	1,161.5	26.0	2.2
Latin America (a)	327.3	345.8	(18.5)	(5.4)
Middle East and Africa	151.0	207.0	(56.0)	(27.1)
Asia-Pacific	199.9	197.8	2.1	1.1
Eastern Europe	98.4	147.8	(49.4)	(33.4)
Total Revenues	$3,046.0	$3,302.7	$(256.7)	(7.8)%

(a)	Includes Mexico.
Revenues for the Company totaled $3.0 billion and $3.3 billion for 2012 and 2011, respectively. The Company generated lower revenues for 2012 due to several actions taken to increase long-term returns and invest capital more effectively. Two of these actions were exiting underperforming contracts in the Harsco Metals & Minerals Segment and ceasing operations in certain countries in the Harsco Infrastructure Segment, which together accounted for $128.7 million of the year-over-year revenue decline. Foreign currency translation decreased revenues by $123.0 million for 2012 in comparison with last year. Revenues from the Company's targeted growth markets (those outside North America and Western Europe) were approximately 26% of total revenues compared with 27% of total revenues in 2011.

Operating Income (Loss) by Segment

(Dollars in millions)	2012	2011	Change	%
Harsco Metals & Minerals	$85.5	$109.6	$(24.1)	(22.0)%
Harsco Infrastructure	(368.7)	(125.6)	(243.1)	193.6
Harsco Rail	56.1	58.7	(2.7)	(4.5)
Harsco Industrial	60.2	50.7	9.5	18.8
Corporate	(7.9)	(5.8)	(2.1)	36.3
Total Operating Income (Loss)	$(174.8)	$87.6	$(262.4)	(299.4)%

Operating Margins by Segment	2012	2011
Harsco Metals & Minerals	6.1%	6.9%
Harsco Infrastructure	(39.3)	(11.3)
Harsco Rail	15.9	19.6
Harsco Industrial	17.1	16.5
Consolidated Operating Margin	(5.7)%	2.7%

Operating loss from continuing operations for 2012 was $174.8 million compared with operating income from continuing operations of $87.6 million in 2011.  This decrease was principally driven by a $265.0 million pre-tax goodwill impairment charge in the Harsco Infrastructure Segment.  Other significant items impacting the comparison of operating income (loss) for 2012 with 2011 include:

•	Restructuring charges of $94.5 million associated with the 2011/2012 Restructuring Program in 2012, compared with a pre-tax charge of approximately $101 million in 2011.

•
Non-cash pre-tax gains of $10.9 million in 2012, associated with the Harsco Infrastructure Segment's exit from certain countries under the 2011/2012 Restructuring Program. These gains were currency translation adjustments recognized when the Company substantially liquidated investments in foreign entities.

•	Pre-tax reduction of estimated costs of approximately $8 million recognized in 2011 related to the first phase of the Harsco Rail Segment's large China order.

•	Pre-tax expense of approximately $8 million incurred to exit an underperforming contract in the Harsco Metals & Minerals Segment in 2012.

Benefits realized under the 2011/2012 Restructuring Program had a positive pre-tax effect on operating income (loss) of approximately $55 million for 2012. Certain benefits under this program were accelerated and resulted in greater than initially anticipated cost savings of $36 million in 2012. Under this program, the Company expects to realize benefits of approximately $63 million on an annualized basis in 2013. Savings under the Company’s Fourth Quarter 2010 Harsco Infrastructure Program have previously been estimated at $60 million per year, and the Company realized that amount in 2012. See Note 18, Restructuring Programs, to the Consolidated Financial Statements under Part II, Item 8, "Financial Statements and Supplementary Data," for more information on the Company's restructuring programs.
Diluted loss per share from continuing operations for 2012 was $3.15 compared with a loss of $0.12 for 2011.
The Company continues to have sufficient available liquidity and has been able to obtain all necessary financing. The Company currently expects operational and business needs to be covered by cash from operations and sales of assets for 2013, although borrowings may be made from time to time due to historical patterns of seasonal cash flow and for the funding of various projects. See Liquidity and Capital Resources under Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" for further discussion on cash flows.

Harsco Metals & Minerals Segment:

Significant Impacts on Revenues (In millions)
Revenues—2011	$1,588.3
Impact of foreign currency translation	(77.3)
Exited underperforming contracts	(68.1)
Net decreased price/volume	(38.8)
Revenues—2012	$1,404.1
Significant Impacts on Operating Income:

•	Lower global steel production and demand. Overall, steel production by customers under services contracts was down 9% in 2012 compared to 2011.

•	The impact of exiting underperforming contracts where earnings are less than the Company's required return on capital reduced operating income.

•	Results for 2012 reflect expenses of approximately $8 million due to the Company's decision to exit an underperforming contract.

•	These impacts were partially offset by overall cost reductions from the 2011/2012 Restructuring Program.

•	Foreign currency translation in 2012 decreased operating income for this Segment by $7.6 million compared with 2011.

Harsco Infrastructure Segment:

Significant Impacts on Revenues (In millions)
Revenues—2011	$1,108.3
Net decreased volume	(66.7)
Impact of exited operations	(60.6)
Impact of foreign currency translation	(43.7)
Revenues—2012	$937.3
Significant Impacts on Operating Loss:

•	As part of the annual goodwill impairment testing, this Segment recognized a non-cash goodwill impairment charge of $265.0 million.

•	Pre-tax restructuring charges of $88.6 million associated with the 2011/2012 Restructuring Program in 2012, compared with pre-tax charges of $87.6 million in 2011.

•	Decreased volumes of erection and dismantling services due principally to lower industrial maintenance activities in North America.

•	Overall softness in commercial construction.

•	These impacts were partially offset by the realization of benefits resulting from restructuring initiatives implemented in 2010 and 2011, as well as exiting unprofitable countries.

•
As part of the 2011/2012 Restructuring Program, this Segment recognized non-cash cumulative currency translation adjustment gains of $10.9 million in 2012, associated with the exit from certain countries.

•	Foreign currency translation in 2012 decreased the results from operations for this Segment by $2.9 million compared with 2011.

Harsco Rail Segment:

Significant Effects on Revenues (In millions)
Revenues—2011	$300.0
Net increased volume	52.6
Impact of foreign currency translation	(0.6)
Revenues—2012	$352.0

Significant Impacts on Operating Income:

•
This Segment's operating income for 2012 was lower than 2011 due principally to a pre-tax reduction of estimated costs of approximately $8 million that occurred in the second quarter of 2011 related to the first phase of the Company's large equipment order with the Ministry of Railways of China.

•	Operating income was positively affected in 2012 by volume and timing of equipment deliveries to the China Ministry of Railways driven by the customer's schedule.

Harsco Industrial Segment:

Significant Effects on Revenues (In millions)
Revenues—2011	$306.1
Net increased price/volume	47.9
Impact of foreign currency translation	(1.4)
Revenues—2012	$352.6
Significant Effects on Operating Income:

•	Increased market demand with gains in market share in the principally energy-related markets.

•	Increased demand for grating products.

•	Partially offset by lower demand for industrial boilers.

Outlook, Trends and Strategies
Despite continued uncertainties throughout several major global economies, particularly in non-residential construction markets in the United Kingdom and certain Western European countries, as well as lower global steel production, the Company believes it is well-positioned to capitalize on opportunities in the short- to long-term based on its strong balance sheet, available liquidity and renewed focus on generating stronger cash flows, as well as its demonstrated ability to execute appropriate countermeasures. These countermeasures include ongoing cost-reduction initiatives, and the Company's Continuous Improvement and Lean Six Sigma programs, which have significantly reduced, and should continue to reduce, the Company's cost structure and further enhance its financial strength without diminishing its services and products capabilities. The Company's expansion of its global footprint in targeted growth markets; its diversity of services and products in industries that are fundamental to global growth; its long-term mill services and minerals supply contracts; and the portability and mobility of its Harsco Infrastructure services equipment, help mitigate the Company's overall long-term exposure to changes in the economic outlook in any single economy. However, any further deterioration of global economies could still have an adverse impact on the Company's results of operations, financial condition and cash flows.
In the fourth quarter of 2011, the Company initiated the 2011/2012 Restructuring Program to further address the realignment of the Company's Infrastructure business and strengthen the Harsco Metals & Minerals Segment. As previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2011, the Company incurred approximately $101.0 million in pre-tax charges under this program in 2011. In 2012, $94.5 million in pre-tax charges were incurred. Benefits under this program, in the form of reduced costs, were $55 million in 2012 and are expected to be more than $63 million when annualized in 2013.
The following significant items, risks, trends and strategies are expected to affect the Company in 2013 and beyond:

•
The Company will continue to place a strong focus on corporate-wide expansion into targeted emerging markets to grow and improve the balance of its geographic footprint. More specifically, the Company's global growth strategies include steady, targeted expansion, particularly in Asia-Pacific, the Gulf Region of the Middle East and Africa and Latin America to further complement the Company's already strong presence throughout Europe and North America. Growth is expected to be achieved through the provision of additional services to existing customers; new higher margin contracts in both developed and targeted growth markets; and targeted strategic ventures and partnerships in strategic countries and market sectors. This growth will come both organically and through investments such as the previously announced Taiyuan Iron & Steel (Group) Co, Ltd. ("TISCO") strategic venture in China, and recently-signed contracts in India. Over time, a balanced geographic footprint should also benefit the Company through further diversification of its customer base.

•
The Company expects strong cash flows from operating activities. In regard to the use of these cash flows, the Company's intention is to take a balanced approach. The Company intends to continue to pay a regular cash dividend, which has been paid every year since 1939. Second, the Company will continue to allocate capital expenditures to projects that have the appropriate long-term return characteristics. The Company will continue to focus its Continuous Improvement and Lean Six Sigma efforts on improving working capital management, including the management of accounts receivable and accounts payable balances and reducing inventory levels.

•
Management will continue to be very selective and disciplined in allocating capital, choosing projects with the highest EVA potential and return on capital employed. The Company expects capital expenditures in 2013 to be in line with capital expenditures in 2012.

•
The Company had a balance sheet debt to capital ratio of 52.9% at year-end 2012. The ratio has recently increased primarily due to decreased equity resulting from the $265.0 million goodwill impairment charge recorded for the Harsco Infrastructure Segment in 2012, the restructuring charges incurred in 2012 and 2011 and pension liability adjustments in 2012 and 2011, including the deferred tax valuation allowance recorded related to U.K. pension liabilities in 2011. The Company expects the debt to capital ratio to gradually improve in 2013 and beyond based on improved results of operations and cash flows.

•
A majority of the Company's revenue is generated from customers located outside the United States, and a substantial portion of the Company's assets and employees are located outside the United States. United States income tax and international withholding taxes have not been provided on undistributed earnings for certain non-U.S. subsidiaries as the Company considers such earnings as indefinitely reinvested in the operations of those subsidiaries. Any tax reform that reduces the Company's ability to defer U.S. taxes on profit indefinitely reinvested outside the United States could have a negative impact on the Company's ability to compete in the global marketplace. The Company will continue to monitor events in the U.S. Legislature for legislation that may affect the Company's results.

•
The Company expects its effective income tax rate to approximate 30 percent for the full year 2013. This modest increase from historical levels is due to losses from operations in certain jurisdictions where tax benefits will not be able to be recognized and the geographic mix of income. Going forward, there may be some variability in the reported tax rate from quarter-to-quarter depending on the actual geographic mix of earnings.

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

Harsco Metals & Minerals Segment:

•
The Harsco Metals & Minerals Segment experienced a reduction in customer steel production in 2012. The Company does not expect a material increase in steel production or pricing in 2013. Offsetting this are expected continued benefits from prior cost savings initiatives and incremental benefits in the latter part of 2013 from new contracts signed in China and India.

•
The Company will continue its recent practice of ensuring contract renewals are expected to meet certain profitability requirements.  In addition, the Company will focus on winning contracts in emerging markets where steel production is increasing and where the customers value the Company's environmental solutions. Given this strategy, the possibility exists that additional contracts may not be renewed resulting in exit costs during the period in which such decisions are finalized.

•
Longer-term, an example of the execution of the Company's strategy is the 25-year environmental solutions contract for on-site metal recovery in China that was awarded in July 2011 to the Company's venture with TISCO. This contract will effectively address the environmentally-beneficial processing and metal recovery of TISCO's stainless and carbon steel slag production by-products across a range of potential commercial applications.  The Company anticipates that the venture has the potential to generate initial year new revenues of approximately $18 million as operations ramp-up in the first quarter of 2013, approximately $30 million in subsequent years and ramping up to a projected run rate of approximately $50 million to $60 million per year when fully operational.  The Company and TISCO will respectively share a 60%-40% relationship in the partnership and the Company consolidates the financial statements of the venture.

•
In June 2012, the Company announced a new 20-year environmental services contract for the environmentally-beneficial handling and processing of steelmaking by-products with Tangshan Iron & Steel, the flagship site of China's largest steelmaker, Hebei Iron & Steel (HBIS) Group, the second largest producer of steel in the world. This contract significantly expands Harsco's existing resource recovery services at the Tangshan works under a new strategic venture relationship led by Harsco that focuses directly on improving the surrounding environment from steelmaking operations.

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

•
Further consolidation in the global steel industry is possible.  Should additional consolidations occur involving some of the steel industry's larger companies that are customers of the Company, it could result in an increase in concentration of revenues and credit risk for the Company. If a large customer were to experience financial difficulty, or file for bankruptcy or receivership protection, or if the Company were unable to collect amounts due from customers that are currently under bankruptcy or receivership protection, it could adversely impact the Company's income, cash flows and asset valuations. As part of its credit risk management practices, the Company closely monitors the credit standing and accounts receivable position of its customer base. Further consolidation may also increase pricing pressure on the Company and the competitive risk of services contracts that are due for renewal. Additionally, disputes with customers, including attempts by major customers to unilaterally change the terms and pricing of certain contracts, may adversely affect the Company's results. Conversely, such consolidation may provide additional service opportunities for the Company as the Company believes it is well-positioned competitively. As a result of this customer concentration, a key strategy of the Company is to diversify its customer base and expand to emerging market customers.

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

Harsco Infrastructure Segment:

•
The Company expects the Harsco Infrastructure Segment to realize a steady year-over-year improvement in operating performance as it globally focuses on yard management and leveraging engineering/design capabilities. This Segment is expected to continue to realize the benefits from the successful implementation of the Fourth Quarter 2010 Harsco Infrastructure Restructuring Program and the 2011/2012 Restructuring Program.

•
The Company continues to reposition the Harsco Infrastructure Segment and is focusing increasingly on projects in the global industrial maintenance and civil infrastructure construction sectors, and on developing this business in economies outside the United States and Western Europe that have greater prospects for both near-term and long-term growth. The Segment has been shifting from small, essentially independent branches that serve smaller projects to an integrated business with resources able to focus on larger projects that will have a longer duration and which require highly engineered solutions. Local focus on the customer will continue, but customer service should improve through coordinated asset management, sales effectiveness and operational excellence.

•
Uncertainties remain in key end markets, particularly in the United Kingdom, several other European countries and, to a lesser degree, the United States. The Company does not expect material improvement in this Segment's end markets in 2013.

Harsco Rail Segment:

•
The short-term outlook for this business will be unfavorably impacted by the timing of shipments for its large China Ministry of Railways orders, which is expected to be completed during the first quarter of 2013. Compared with 2012, revenues for this business are expected to decline approximately $50 million in 2013 due to the completion of this order. The success in China has been leveraged to secure several new orders in other geographies, as well as with multiple metro systems in China; however, none of the orders are as large as the Ministry of Railways.

•
The longer-term outlook for this Segment continues to be favorable. The global demand for railway maintenance-of-way equipment, parts, and services continues to be strong, giving positive indication of further opportunities for this Segment.

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

Harsco Industrial Segment:

•
The Harsco Industrial Segment is expecting another year of consistent performance for revenue and operating income in 2013, and will continue to focus on product innovation and development to drive strategic growth in its businesses.

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

Results of Operations for 2012, 2011 and 2010

(In millions, except per share information and percentages)	2012	2011	2010
Revenues from continuing operations	$3,046.0	$3,302.7	$3,038.7
Cost of services and products sold	2,349.5	2,570.6	2,336.9
Selling, general and administrative expenses	503.3	535.7	532.6
Goodwill impairment charge	265.0	—	—
Other expenses	93.8	102.7	86.5
Operating income (loss) from continuing operations	(174.8)	87.6	78.4
Interest expense	(47.4)	(48.7)	(60.6)
Income tax expense from continuing operations	(35.3)	(49.8)	(4.3)
Income (loss) from continuing operations	(253.2)	(7.5)	16.6
Diluted earnings (loss) per common share from continuing operations attributable to Harsco Corporation common stockholders	(3.15)	(0.12)	0.13
Effective income tax rate for continuing operations	(16.1)%	119.6%	20.9%
Comparative Analysis of Consolidated Results
Revenues
Revenues for 2012 decreased $256.7 million or 8% from 2011. This decrease was attributable to the following significant items:

Changes in Revenues - 2012 vs. 2011	(In millions)
Impact of foreign currency translation.	$(123.0)
Exited underperforming contracts in the Harsco Metals & Minerals Segment.	(68.1)
Net decreased revenues in the Harsco Infrastructure Segment due principally to decreased volumes in erection and dismantling services.	(66.7)
Impact of exited operations in the Harsco Infrastructure Segment.	(60.6)
Net decreased revenues in the Harsco Metals & Minerals Segment due decreased steel production by customers.	(38.8)
Net increased revenues in the Harsco Rail Segment due principally to increased equipment deliveries.	52.6
Increased market demand with gains in market share and overall economic improvement in the principally energy-related markets served by these businesses in the Harsco Industrial Segment.	47.9
Total change in revenues - 2012 vs. 2011	$(256.7)

Revenues for 2011 increased $264.1 million or 9% from 2010. This increase was attributable to the following significant items:

Changes in Revenues - 2011 vs. 2010	(In millions)
Effect of foreign currency translation.	$103.6
Net increased volumes in the Harsco Industrial Segment due principally to improved markets in the natural gas industry and the industrial grating business.	74.1
Net increased revenues in the Harsco Metals & Minerals Segment due principally to increased steel production volumes by the Company's carbon steel mill site customers.	69.3
Net increased revenues in the Harsco Infrastructure Segment due principally to increased volumes of erection and dismantling services.	43.2
Net decreased revenues in the Harsco Rail Segment due principally to the timing and mix of rail equipment shipments in 2011 compared with 2010.	(16.5)
Impact of the sale of two lines of business in the Harsco Infrastructure Segment.	(9.5)
Other.	(0.1)
Total Change in Revenues 2011 vs. 2010	$264.1
Cost of Services and Products Sold
Cost of services and products sold for 2012 decreased $221.1 million or 9% from 2011. This decrease was attributable to the following significant items:

Change in Cost of Services and Products Sold - 2012 vs. 2011	(In millions)
Effect of foreign currency translation.	$(96.0)
Decreased costs due to changes in revenues (exclusive of the effect of foreign currency translation, and including the impact of restructuring program savings and the impact of fluctuations in commodity costs included in selling prices).	(66.1)
Effect of exited operations in the Harsco Infrastructure Segment.	(51.1)
Other.	(7.9)
Total Change in Cost of Services and Products Sold 2012 vs. 2011	$(221.1)

Cost of services and products sold for 2011 increased $233.8 million or 10% from 2010. This increase was attributable to the following significant items:

Change in Cost of Services and Products Sold - 2011 vs. 2010	(In millions)
Increased costs due to changes in revenues (exclusive of the effect of foreign currency translation, and including the impact of increased energy and fluctuations in commodity costs included in selling prices).	$101.1
Impact of foreign currency translation.	82.3
Principally unfavorable product mix and higher commodity costs, net of approximately $9 million of restructuring savings.	50.4
Total Change in Cost of Services and Products Sold 2011 vs. 2010	$233.8

Selling, General and Administrative Expenses
Selling, general and administrative expenses for 2012 decreased $32.3 million or 6% from 2011. This increase was attributable to the following significant items:

Changes in Selling, General and Administrative Expenses - 2012 vs. 2011	(In millions)
Decreased compensation expense due to the realization of cost savings benefits from restructuring activities and exited operations in the Harsco Infrastructure Segment.	$(25.5)
Effect of foreign currency translation.	(16.8)
Decreased professional fees.	(5.1)
Increased commissions primarily due to higher sales in the Harsco Rail and Harsco Industrial Segment.	7.6
Higher bad debt expense.	3.5
Other.	4.0
Total Change in Selling, General and Administrative Expenses 2012 vs. 2011	$(32.3)

Selling, general and administrative expenses for 2011 increased $3.1 million or 1% from 2010. This increase was attributable to the following significant items:

Changes in Selling, General and Administrative Expenses - 2011 vs. 2010	(In millions)
Impact of foreign currency translation.	$17.2
Change in compensation. The increase in 2011 is due to compensation increases as a result of overall business improvement. This is partially offset by a decrease in compensation expense in the Harsco Infrastructure Segment, primarily in the third and fourth quarters of 2011, principally as the result of the realization of costs savings benefits from the restructuring activities implemented in the fourth quarter of 2010.	6.5
Lower professional fees, principally due to lower legal fees and global supply chain costs.	(4.0)
Lower insurance expense.	(3.1)
Lower bad debt expense.	(2.5)
Change in sales commissions primarily due to the timing of and an overall lower level of rail equipment shipments in 2011 compared with 2010.	(1.6)
Other, net (primarily due to spending reductions and restructuring savings).	(9.4)
Total Change in Selling, General and Administrative Expenses 2011 vs. 2010	$3.1

Goodwill Impairment Charge
In the fourth quarter of 2012, the Company recorded a goodwill impairment charge of $265.0 million in its Harsco Infrastructure Segment as a result of its annual impairment testing procedures. Please see Application of Critical Accounting Policies under Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Result of Operations," for further discussion regarding the goodwill impairment charge.

Other Expenses
This income statement classification includes: restructuring costs for employee termination benefit costs, impaired asset write-downs, product rationalization and costs to exit activities; net gains on the disposal of non-core assets; currency translation adjustments recognized in earnings; and business combination accounting adjustments for contingent consideration related to acquisitions by the Company. The most significant change in Other expenses relates to restructuring costs that were incurred principally in the Harsco Infrastructure Segment. Additional information on Other expenses is included in Note 16, Other Expenses, to the Consolidated Financial Statements under Part II, Item 8, “Financial Statements and Supplementary Data."

During 2012, 2011 and 2010, the Company recorded pre-tax Other expenses of $93.8 million, $102.7 million and $86.5 million, respectively. The major components of this income statement category are as follows:

	Other (Income) Expenses
(In thousands)	2012	2011	2010
Net gains	$(5,848)	$(6,162)	$(7,792)
Contingent consideration adjustments	—	(3,966)	(10,620)
Employee termination benefits costs	31,158	36,174	24,816
Costs to exit activities	38,626	10,007	34,384
Product line rationalization	24,966	66,063	34,302
Impaired asset write-downs	7,152	—	9,966
Other (income) expense	(2,278)	624	1,417
Total	$93,776	$102,740	$86,473
Interest Expense
2012 vs. 2011
Interest expense in 2012 was $47.4 million, a decrease of $1.4 million or 3% compared with 2011. The decrease primarily reflects fluctuations in foreign currency exchange rates and decreased financing costs associated with the renewed revolving credit facility, partially offset by higher outstanding net borrowings.

2011 vs. 2010
Interest expense in 2011 was $48.7 million, a decrease of $11.9 million or 20% compared with 2010. The decrease compared with 2010 was primarily due to an October 2010 debt refinancing, which resulted in a lower interest expense.

Income Tax Expense from Continuing Operations

2012 vs. 2011
Income tax expense from continuing operations in 2012 was $35.2 million, a decrease of $14.6 million or 29% compared to 2011. The decrease is mainly due to a change in realizability of the beginning of the year deferred tax assets of $37.3 million primarily related to the Company's U.K. deferred tax assets on its U.K pension obligations recorded in 2011 that was not repeated in 2012 offset by a change in the geographic mix of earnings for year 2012 compared with prior years primarily due to losses from operations and restructuring charges in certain jurisdictions where tax benefits are not more likely than not to be recognized. The effective income tax rate relating to continued operations for 2012 was (16.1)% versus 119.6% for 2011. The decrease in the effective income tax rate for 2012 compared with 2011 is the result of certain discrete items, including: a non-deductible goodwill impairment charge of $265.0 million for which the Company has no tax basis as a result of historical stock acquisitions; and a change in the realizability of beginning of the year deferred tax assets of $37.3 million primarily related to the Company's U.K. deferred tax assets on its U.K. pension obligations in 2011 that were not repeated in 2012. The decrease in the effective tax rate for 2012 compared with 2011 was offset by a change in the geographic mix of earnings for year 2012 compared with prior years primarily due to losses from operations and restructuring charges in certain jurisdictions where tax benefits will not be able to be recognized; and the reduction in tax benefits from the lapse of several statutes of limitations for uncertain tax positions in 2012 compared to 2011.
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

For additional detail, see Note 10, Income Taxes, to the Consolidated Financial Statements under Part II, Item 8, “Financial Statements and Supplementary Data."

Loss from Continuing Operations

2012 vs. 2011
A loss from continuing operations in 2012 of $253.2 million was $245.7 million higher than the loss from continuing operations in 2011 of $7.5 million. This increase principally resulted from a pre-tax $265.0 million goodwill impairment charge in the Harsco Infrastructure Segment as described above. This was partially offset by improved markets in the natural gas and industrial grating business in the Harsco Industrial Segment.

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

Liquidity and Capital Resources
Overview
The Company continues to have sufficient available liquidity and has been able to obtain all necessary financing. The Company currently expects operational and business needs to be met by cash from operations supplemented with borrowings from time to time due to historical patterns of seasonal cash flow and for the funding of various projects.
The Company continues to implement and perform on capital efficiency initiatives to enhance liquidity. These initiatives have included: prudent reduction of capital spending to projects where the highest returns can be achieved while redeploying existing capital investments; optimization of worldwide cash positions; reductions in discretionary spending; and frequent evaluation of customer and business-partner credit risk. These initiatives have been successful in helping counteract strained global financial markets. While global financial markets have improved for certain highly rated credit issuers, the stresses the markets have been under since 2008 are still reflected in tightened credit conditions for the funding of non-residential construction projects, particularly commercial construction. These tightened credit conditions, along with the sovereign debt crisis in Europe and economic austerity measures implemented in the United Kingdom and other European economies, have restrained growth in the Harsco Infrastructure Segment. These unfavorable conditions in the credit markets also continue to affect some of the Company's current and potential customers.
During 2012, the Company generated $198.9 million in operating cash flow, a decrease from the $298.8 million generated in 2011. Approximately $81.3 million of cash was disbursed in 2012 for restructuring costs associated with the Fourth Quarter 2010 Harsco Infrastructure Program and the 2011/2012 Restructuring Program compared to $22.6 million in 2011. In 2012, the Company invested $265.0 million in capital expenditures, mostly for the Metals & Minerals Segment (approximately 48% of the total capital expenditures were for revenue-growth projects), compared with $313.1 million invested in 2011. The Company paid $66.1 million in stockholder dividends in both 2012 and 2011.
The Company's net cash borrowings increased by $58.0 million in 2012 principally due to the cash payments related to restructuring programs, primarily in the Harsco Infrastructure Segment. The Company's debt to total capital ratio increased to 52.9% at December 31, 2012 from 42.7% at December 31, 2011. The increase at year-end 2012 is primarily due to decreased equity resulting from a goodwill impairment charge recorded during the fourth quarter of 2012.
The Company plans to sustain its balanced portfolio through its strategy of redeploying discretionary cash for disciplined organic growth and international or market-segment diversification; for potential strategic ventures, alliances and partnerships; for growth in long-term, higher-return service contracts for the Harsco Metals & Minerals Segment, principally in targeted growth markets or for customer diversification; and for strategic investments or possible acquisitions in the Harsco Rail Segment and Harsco Industrial Segment. The Company also foresees continuing its long and consistent history of paying dividends to stockholders.
The Company continues its focus on improving working capital efficiency. The Company's Continuous Improvement initiatives are being used to continue to further improve the effective and efficient use of working capital, particularly accounts receivable and inventories.
The Company generated $49.8 million in cash flow from asset sales in 2012 compared with $42.7 million in 2011. While the Company plans to continue to supplement cash from operations with future assets sales, included in these amounts are $18.0 million and $25.2 million for 2012 and 2011, respectively, of assets sales associated with restructuring programs that will not repeat in future years.

Cash Requirements
The following summarizes the Company's expected future payments related to contractual obligations and commercial commitments at December 31, 2012:
Contractual Obligations and Commercial Commitments at December 31, 2012 (a)

		Payments Due by Period
(In millions)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Short-term borrowings	$8.6	$8.6	$—	$—	$—
Long-term debt (including current maturities and capital leases)	960.7	192.6	267.1	52.7	448.3
Projected interest payments on long-term debt (b)	169.5	41.1	66.7	53.0	8.6
Pension benefit payments (c)	732.0	65.8	134.3	143.1	388.8
Operating leases (non-cancellable)	135.6	41.9	54.3	28.3	11.1
Purchase obligations (d)	137.5	130.3	5.0	2.2	—
Cross currency interest rate swaps (e)	611.8	27.3	53.2	53.6	477.8
Foreign currency forward exchange contracts (f)	434.1	434.1	—	—	—
Total contractual obligations (g)	$3,189.8	$941.7	$580.6	$332.8	$1,334.6

(a)
See Note 7, Debt and Credit Agreements; Note 8, Leases; Note 9, Employee Benefit Plans; Note 10, Income Taxes; and Note 14, Financial Instruments, to the Consolidated Financial Statements under Part II, Item 8, "Financial Statements and Supplementary Data," for additional disclosures on short-term borrowings and long-term debt; operating leases; pensions; income taxes; and cross currency interest rate swaps and foreign currency forward exchange contracts, respectively.

(b)
The total projected interest payments on long-term debt are based upon borrowings, interest rates and foreign currency exchange rates at December 31, 2012. The interest rates on variable-rate debt and the foreign currency exchange rates are subject to changes beyond the Company's control and may result in actual interest expense and payments differing from the amounts projected above.

(c)	Amounts represent expected benefit payments by the defined benefit plans for the next 10 years.

(d)
Purchase obligations represent legally-binding obligations to purchase property, plant and equipment, inventory and other commitments made in the normal course of business to meet operations requirements. Purchase obligations are generally expected to be fulfilled within one year.

(e)
This amount represents the notional value of the cross currency interest rate swaps outstanding at December 31, 2012. Due to the nature of these contracts, there will be offsetting cash flows of approximately $647.7 million to these obligations. The cross currency interest rate swaps are recorded on the Consolidated Balance Sheets at fair value.

(f)
This amount represents the notional value of the foreign currency exchange contracts outstanding at December 31, 2012. Due to the nature of these contracts, there will be offsetting cash flows of approximately $433.2 million to these obligations, with the difference recognized as a gain or loss in the Consolidated Statements of Operations.

(g)
At December 31, 2012, in addition to the above contractual obligations, the Company had approximately $32.9 million of potential long-term tax liabilities, including interest and penalties, related to uncertain tax positions. Because of the high degree of uncertainty regarding the future cash flows associated with these potential long-term tax liabilities, the Company is unable to estimate the years in which settlement will occur with the respective taxing authorities. These long-term tax liabilities may be partially offset by loss carry forwards of $9.0 million which may be recognized upon the resolution of certain uncertain tax positions.

Off-Balance Sheet Arrangements
The following table summarizes the Company's contingent commercial commitments at December 31, 2012. These amounts are not included on the Company's Consolidated Balance Sheets since there are no current circumstances known to management indicating that the Company will be required to make payments on these contingent obligations.
Commercial Commitments at December 31, 2012

		Amount of Commitment Expiration Per Period
(In millions)	Total	Less than 1 Year	1-3 Years	3-5 Years	Over 5 Years	Indefinite Expiration
Standby letters of credit	$106.6	$101.6	$2.8	$2.2	$—	$—
Guarantees	99.2	10.2	6.8	—	7.0	75.3
Performance bonds	9.4	1.2	—	—	—	8.1
Other commercial commitments	11.1	—	—	—	—	11.1
Total commercial commitments	$226.3	$113.0	$9.6	$2.2	$7.0	$94.5

Certain commercial commitments that are of a continuous nature do not have an expiration date and are therefore considered to be indefinite in nature. Please refer to Note 14, Financial Instruments, to the Consolidated Financial Statements under Part II, Item 8, "Financial Statements and Supplementary Data," for additional disclosures related to off-balance sheet agreements.
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
Major uses of operating cash flows and borrowed funds include: capital investments, principally in the Harsco Metals & Minerals Segment; payroll costs and related benefits; dividend payments; pension funding payments; inventory purchases for the Harsco Rail and Harsco Industrial Segments; income tax payments; debt principal and interest payments; insurance premiums and payments of self-insured casualty losses; machinery, equipment, automobile and facility lease payments; and in 2012 significant payments under the 2011/2012 Restructuring Program. Cash may also be used for targeted, strategic acquisitions as appropriate opportunities arise.
Resources Available for Cash Requirements
The Company meets its ongoing cash requirements for operations and growth initiatives by utilizing cash from operations; issuance of commercial paper and borrowings under the Company's various credit agreements augmented periodically by cash proceeds from asset sales. Public markets in the United States and Europe are accessed through the Company's commercial paper programs and through discrete-term note issuance to investors. The Company has various bank credit facilities that are available throughout the world. The Company expects to utilize public debt markets, bank credit facilities and cash from operations to meet its cash requirements in the future.
The following table illustrates the amounts outstanding under credit facilities and commercial paper programs and available credit at December 31, 2012:
Summary of Credit Facilities and Commercial Paper Programs at December 31, 2012

(In millions)	Facility Limit	Outstanding Balance	Available Credit
U.S. commercial paper program	$550.0	$39.5	$510.5
Euro commercial paper program	263.9	—	263.9
Multi-year revolving credit facility (a)	525.0	50.0	475.0
Totals	$1,338.9	$89.5	$1,249.4	(b)

(a)	U.S.-based program.

(b)
Although the Company has significant available credit, for practical purposes, the Company limits aggregate commercial paper and credit facility borrowings at any one-time to a maximum of $525 million (the amount of the back-up facility).

In March 2012, the Company entered into an Amended and Restated Five Year Credit Agreement (“Credit Agreement”) in the amount of $525 million through a syndicate of 14 banks.   The Credit Agreement matures in March 2017.  The Company has the option to increase the amount of the Credit Agreement to $550 million.  The Credit Agreement amends and restates the Company’s multi-year revolving credit facility, which was set to mature in December 2012.  There were no borrowings outstanding under the multi-year revolving credit facility upon execution of the Credit Agreement. There was $50.0 million outstanding under the Credit Agreement at December 31, 2012. Borrowings under the Credit Agreement are available in most major currencies with active markets and at interest rates based upon LIBOR, plus a margin.
The Company's $25 million bilateral credit facility expired in December 2012 and was not renewed. At December 31, 2012 and 2011, there were no borrowings outstanding on this facility.
At December 31, 2012, the Company's 5.125% notes due September 15, 2013 are classified as long-term debt on the Consolidated Balance Sheets based on the Company's intent and ability to refinance this debt using either the debt capital markets or borrowings under its Credit Agreement.
See Note 7, Debt and Credit Agreements, to the Consolidated Financial Statements under Part II, Item 8, "Financial Statements and Supplementary Data," for more information on the Company's credit facilities and commercial paper programs.

Credit Ratings and Outlook
The following table summarizes the Company's current debt ratings:

Rating Agency	Long-term Notes	U.S.-Based Commercial Paper	Watch / Outlook
Standard & Poor's (S&P)	BBB	A-2	Negative Outlook
Moody's	Baa3	P-3	Negative Watch
Fitch	BBB	F3	Negative Outlook
The Company's euro commercial paper program has not been rated since the euro market does not require it. In December 2012, S&P reaffirmed the Company's ratings and Moody's placed the Company's ratings on negative watch. A downgrade to the Company's credit ratings may increase borrowing costs to the Company, while an improvement in the Company's credit ratings may decrease borrowing costs to the Company. Additionally, future downgrades in the Company's credit ratings may result in reduced access to credit markets.
Working Capital Position
Changes in the Company's working capital are reflected in the following table:

(Dollars are in millions)	December 31 2012		December 31 2011		Increase (Decrease)
Current Assets
Cash and cash equivalents	$95.3		$121.2		$(25.9)
Trade accounts receivable, net	600.3		618.5		(18.2)
Other receivables, net	39.8		44.4		(4.6)
Inventories	236.5		241.9		(5.4)
Other current assets	94.6		133.4		(38.8)
Total current assets	1,066.4		1,159.4		(93.0)
Current Liabilities
Notes payable and current maturities	11.8		55.0		(43.1)
Accounts payable	221.5		252.3		(30.9)
Accrued compensation	94.4		92.6		1.8
Income taxes payable	10.1		8.4		1.7
Other current liabilities	299.8		374.0		(74.2)
Total current liabilities	637.6		782.3		(144.7)
Working Capital	$428.9		$377.2		$51.7
Current Ratio (a)	1.7	:1	1.5	:1

(a)	Calculated as Current assets / Current liabilities
Working capital increased 13.7% in 2012 due principally to the following factors:

•
Other current liabilities decreased $74.2 million primarily due to a decrease in customer advances related to the delivery of certain machines in the Harsco Rail Segment, the timing of payment for non-income taxes and the timing of restructuring payments;

•	Notes payable and current maturities decreased $43.1 million primarily due to the timing of repayment intentions on certain outstanding debt; and

•	Accounts payable decreased $30.9 million due to timing of payments.
These factors were partially offset by the following:

•	Other current assets decreased $38.8 million primarily due to a reduction in prepayments related to certain customer contracts and a reduction in assets held for sale as the result of asset sales;

•	Cash and cash equivalents decreased $25.9 million. Please refer to Summarized Cash Flow Information below for additional information related to the decrease in Cash and cash equivalents; and

•	Trade accounts receivable, net decreased $18.2 million due to the timing of collections and lower year-over-year sales.

Certainty of Cash Flows
The certainty of the Company's future cash flows is underpinned by the long-term nature of the Company's metals services contracts, the order backlog for the Company's railway track maintenance services and equipment, and overall discretionary cash flows (operating cash flows plus cash from asset sales in excess of the amounts necessary for capital expenditures to maintain current revenue levels) generated by the Company. Historically, the Company has utilized these discretionary cash flows for growth-related capital expenditures, strategic acquisitions, debt repayment and dividend payments.
At December 31, 2012, the Company's metals services contracts had estimated future revenues of $4.9 billion at expected production levels, compared with $3.7 billion at December 31, 2011. This is primarily due to a number of new contracts and contract extensions signed with various customers during 2012. At December 31, 2012, the Company's railway track maintenance services and equipment business had estimated future revenues of $180.3 million compared with $261.6 million at December 31, 2011. This change is primarily due to shipment of orders during 2012, partially offset by new orders. The railway track maintenance services and equipment business includes items with long lead-times necessary to build certain equipment. In addition, at December 31, 2012, the Company had an order backlog of $98.4 million in the Harsco Industrial Segment. This compares with $104.6 million at December 31, 2011. The decrease from December 31, 2011 is due principally to decreased demand in natural gas markets. Order backlog for scaffolding, shoring and forming services; for roofing granules and slag abrasives; and for the reclamation and recycling services of high-value content from steelmaking slag is excluded from the above amounts. These amounts are generally not quantifiable due to the short order lead times for certain services, the nature and timing of the products and services provided and equipment rentals with the ultimate length of the rental period unknown.
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
Cash Flow Summary
The Company's cash flows from operating, investing and financing activities, as reflected on the Consolidated Statements of Cash Flows, are summarized in the following table:
Summarized Cash Flow Information

(In millions)	2012	2011	2010
Net cash provided by (used in):
Operating activities	$198.9	$298.8	$401.4
Investing activities	(219.3)	(255.8)	(202.0)
Financing activities	(4.5)	(39.6)	(171.5)
Effect of exchange rate changes on cash	(1.0)	(6.5)	2.2
Net change in cash and cash equivalents	$(25.9)	$(3.1)	$30.1
Cash From Operating Activities—Net cash provided by operating activities in 2012 was $198.9 million, a decrease of $99.9 million from 2011. The decrease was primarily due to increased cash outflows associated with the 2011/2012 Restructuring Program and the Fourth Quarter 2010 Harsco Infrastructure Program and net increased working capital. Net cash provided by operating activities in 2011 was $298.8 million, a decrease of $102.7 million from 2010. The decrease was primarily due to increased notes and accounts receivable, contributions to defined benefit pension plans of $32.4 million in 2011 compared with $19.2 million in 2010, as well as $19.7 million of cash payments in 2011 related to the Fourth Quarter 2010 Harsco Infrastructure Program and lower net income in 2011 as compared with 2010.
Included in the Cash flows from operating activities section of the Consolidated Statement of Cash Flows is the caption Other, net. For the year ended December 31, 2012 the decrease in this line item was $27.1 million.  This caption consists principally the non-cash impact of gains and losses on the sale of assets not included in the 2011/2012 Restructuring Program, as well as $10.9 million of non-cash cumulative currency translation adjustment gains associated with the exit of from certain countries in 2012.

Also included in the Cash flows from operating activities section of the Consolidated Statement of Cash Flows is the caption Other assets and liabilities. For the years ended December 31, 2012, 2011 and 2010 the decreases in this line item were $51.4 million, $52.6 million and $19.0 million, respectively. The major components of this caption include the net impact of defined benefit pension plan funding and fluctuations in advances from customers and vendor prepayments. A summary of these components for the years presented is as follows:

(in millions)	2012	2011	2010
Net cash provided by (used in):
Change in net defined benefit pension liabilities	$(12.7)	$(19.6)	$(2.9)
Change in advance on contracts to customers	(63.9)	(17.1)	(20.8)
Change in prepaid expenses	30.2	(6.9)	0.1
Other	(5.0)	(9.0)	4.6
Total	$(51.4)	$(52.6)	$(19.0)
Cash Used in Investing Activities—In 2012, cash used in investing activities was $219.3 million consisting primarily of capital investments of $265.0 million. Capital investments decreased $48.1 million compared with 2011. In 2011, cash used in investing activities was $255.8 million consisting principally of capital investments of $313.1 million. Capital investments increased $120.8 million compared with 2010.
Cash Used in Financing Activities—In 2012, cash used in financing activities was $4.5 million, a decrease of $35.0 million from 2011. The decrease was primarily due to increased commercial paper borrowings and use of the Company's multi-year revolving credit facility. Cash used in financing activities in 2011 was $39.6 million, a decrease of $132.0 million from 2010. The decrease was primarily due to repayment of the Company's 200 million British pound sterling-denominated notes that matured October 27, 2010.
The following table summarizes the Company's debt and capital positions at December 31, 2012 and 2011:

(Dollars are in millions)	December 31 2012	December 31 2011
Notes payable and current maturities	$11.8	$55.0
Long-term debt	957.4	853.8
Total debt	969.3	908.8
Total equity	861.6	1,219.9
Total capital	$1,830.9	$2,128.7
Total debt to total capital (a)	52.9%	42.7%

(a)	Calculated as Total debt/Total capital.
The Company's debt as a percent of total capital increased in 2012 primarily due to decreased equity resulting from a goodwill impairment charge recorded during the fourth quarter of 2012.
Debt Covenants
The Company’s Credit Agreement contains covenants that stipulate a maximum debt to capital ratio of 60%,  limit the proportion of subsidiary consolidated indebtedness to a maximum of 10% of consolidated tangible assets and specifies a minimum ratio of total consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) to consolidated interest charges of 3.0:1.  The Company’s 5.75% and 2.7% notes include covenants that require the Company to offer to repurchase the notes at 101% of par in the event of a change of control of the Company or disposition of substantially all of the Company’s assets in combination with a downgrade in the Company’s credit rating to non-investment grade.  At December 31, 2012, the Company was in compliance with these covenants with a debt to capital ratio (as defined by the covenants) of 54.2% and a ratio of consolidated EBITDA to consolidated interest charges of 9.7:1.  The proportion of subsidiary consolidated indebtedness to consolidated tangible assets was less than 2% at December 31, 2012. Based on balances at December 31, 2012, the Company could increase borrowings by approximately $271 million and still be in compliance with its debt covenants.  Alternatively, keeping all other factors constant, the Company’s equity could decrease by approximately $181 million and the Company would still be within its debt covenants.  The Company expects to continue to be in compliance with these debt covenants for at least the next twelve months.

Cash and Value-Based Management
The Company has various cash management systems throughout the world that centralize cash in various bank accounts where it is economically justifiable and legally permissible to do so. These centralized cash balances are then redeployed to other operations to reduce short-term borrowings and to finance working capital needs or capital expenditures. Due to the transitory nature of cash balances, they are normally invested in bank deposits that can be withdrawn at will or in very liquid short-term bank time deposits and government obligations. The Company's policy is to use the largest banks in the various countries in which the Company operates. The Company monitors the creditworthiness of its banks and when appropriate will adjust its banking operations to reduce or eliminate exposure to less credit worthy banks.

At December 31, 2012, the Company's consolidated cash and cash equivalents included $91.8 million held by foreign subsidiaries. At December 31, 2012, less than 10% of the Company's consolidated cash and cash equivalents had regulatory restrictions that would preclude the transfer of funds with and among subsidiaries. The cash and cash equivalents held by foreign subsidiaries also included $27.1 million held in consolidated joint ventures. The joint venture agreements may require joint venture partner approval to transfer funds with and among subsidiaries. While the Company's remaining foreign cash and cash equivalents can be transferred with and among subsidiaries, the majority of these foreign cash balances will be used to support the on-going working capital needs and continued growth of the Company's foreign operations.
The Company plans to continue its strategy of targeted, prudent investing for strategic purposes for the foreseeable future and to make more efficient use of existing investments. The long-term goal of this strategy is to create stockholder value by improving the Company's EVA. Under this program, the Company evaluates strategic investments based upon the investment's economic profit. EVA equals after-tax operating profits less a charge for the use of the capital employed to create those profits. Therefore, value is created when a project or initiative produces a return above the risk-adjusted local country cost of capital. In 2012, EVA decreased slightly compared with 2011.
The Company currently expects to continue paying dividends to stockholders. In February 2013, the Company paid its 251st consecutive quarterly cash dividend. In January 2013, the Company also declared its 252nd consecutive quarterly cash dividend, payable in May 2013.
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

Application of Critical Accounting Policies
The Company's discussion and analysis of its financial condition and results of operations are based upon the consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States ("U.S. GAAP"). The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent liabilities. On an ongoing basis, the Company evaluates the estimates, including those related to defined benefit pension benefits, notes and accounts receivable, goodwill, long-lived asset impairment, inventories, legal and other contingencies, and income taxes. The impact of changes in these estimates, as necessary, is reflected in the respective segment's results of operations in the period of the change. The Company bases estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different outcomes, assumptions or conditions.
The Company believes the following critical accounting policies are affected by the Company's more significant judgments and estimates used in the preparation of its consolidated financial statements. Management has discussed the development and selection of the critical accounting estimates described below with the Audit Committee of the Board of Directors (the "Board") and they have reviewed the Company's disclosures relating to these estimates in this Management's Discussion and Analysis of Financial Condition and Results of Operations. These items should be read in conjunction with Note 1, Summary of Significant Accounting Policies, to the Consolidated Financial Statements under Part II, Item 8, "Financial Statements and Supplementary Data."
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
Changes in the discount rate assumption and the actual performance of plan assets compared with the expected long-term rate of return on plan assets are the primary drivers in the change in funded status of the Company's defined benefit pension plans. These factors are components of actuarial loss (gain) and impact the amount recognized in Other comprehensive income (loss), as such actuarial changes are not reflected directly in the Statement of Operations, but amortized over time in accordance with U.S. GAAP. The tables below show the underfunded status of the Company's combined defined benefit pension plans, global weighted average discount rate at year end, the comparison of actual and expected return on plan assets and Other comprehensive income (loss) attributable to pension liability adjustments. The change in underfunded status from December 31, 2011 to December 31, 2012, and also from December 31, 2009 to December 31, 2010, reflects moderate changes in underfunded status as actual asset returns in excess of expected returns helped counteract the impact of decreases in the discount rate. The change in underfunded status from December 31, 2010 to December 31, 2011 reflects a decrease in discount rate coupled with actual returns less than expected returns as market conditions negatively impacted both U.S. and international plans.

(in millions)	December 31 2012	December 31 2011	December 31 2010	December 31 2009
Underfunded status	$384.1	$343.6	$218.6	$239.2
Global weighted average discount rate	4.2%	4.7%	5.4%	5.8%

(in millions)	For the Years Ended December 31
	2012	2011	2010
Actual return on plan assets	$85.6	$26.0	$95.1
Expected return on plan assets	60.7	69.2	62.7
Other comprehensive income (loss) attributable to pension liability adjustments, pre-tax	(61.2)	(143.0)	32.6

The Company made cash contributions to its defined benefit pension plans of $36.0 million, $32.4 million and $19.2 million during 2012, 2011 and 2010, respectively. The increase from 2010 to 2011 is principally attributable to increased minimum funding requirements in the Company's U.K. plan. Additionally, the Company expects to make a minimum of $34.1 million in cash contributions to its defined benefit pension plans during 2013.

Critical Estimate—Defined Benefit Pension Benefits
Accounting for defined benefit pension plans requires the use of actuarial assumptions. The principal assumptions used include the discount rate and the expected long-term rate of return on plan assets. Each assumption is reviewed annually and represents management's best estimate at that time. The assumptions are selected to represent the average expected experience over time and may differ in any one year from actual experience due to changes in capital markets and the overall economy. These differences will impact the amount of unfunded benefit obligation and the expense recognized.
The discount rates used in calculating the Company's projected benefit obligations at the December 31, 2012 measurement date for the U.K. and U.S. defined benefit pension plans were 4.3% and 3.8%, respectively, and the global weighted-average discount rate was 4.2%. The discount rates selected represent the average yield on high-quality corporate bonds at the measurement dates. Annual net periodic pension cost is determined using the discount rates at the beginning of the year. The discount rates for 2012 expense were 4.7% for the U.K. plan, 4.4% for the U.S. plans and 4.7% for the global weighted-average of plans. Net periodic pension cost and the projected benefit obligation generally increase as the selected discount rate decreases.
The expected long-term rate of return on plan assets is determined by evaluating the asset return expectations with the Company's advisors as well as actual, long-term, historical results of asset returns for the pension plans. Generally the net periodic pension cost increases as the expected long-term rate of return on assets decreases. For 2012, the global weighted-average expected long-term rate of return on asset assumption was 6.9%. For 2013, the expected global long-term rate of return on assets is 6.8%. This rate was determined based on a model of expected asset returns for an actively managed portfolio.

Changes in defined benefit net periodic pension cost may occur in the future due to changes in actuarial assumptions and due to changes in returns on plan assets resulting from financial market conditions. Holding all other assumptions constant, using December 31, 2012 plan data, a one-half percent increase or decrease in the discount rate and the expected long-term rate of return on plan assets would increase or decrease annual 2012 pre-tax defined benefit net periodic pension cost as follows:
Approximate Changes in Pre-tax Defined Benefit Net Periodic Pension Cost

	U.S. Plans	U.K. Plan
Discount rate
One-half percent increase	Decrease of $0.1 million	Decrease of $1.7 million
One-half percent decrease	Increase of $0.1 million	Increase of $1.8 million
Expected long-term rate of return on plan assets
One-half percent increase	Decrease of $1.0 million	Decrease of $3.3 million
One-half percent decrease	Increase of $1.0 million	Increase of $3.3 million
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
Notes and Accounts Receivable
Notes and accounts receivable are stated at their net realizable value through the use of an allowance for doubtful accounts. The allowance is maintained for estimated losses resulting from the inability or unwillingness of customers to make required payments. The Company has policies and procedures in place requiring customers to be evaluated for creditworthiness prior to the execution of new service contracts or shipments of products. These reviews are structured to minimize the Company's risk related to realizability of its receivables. Despite these policies and procedures, the Company may at times still experience collection problems and potential bad debts due to economic conditions within certain industries (e.g., construction and steel industries), countries or regions in which the Company operates. At December 31, 2012 and 2011, trade accounts receivable of $600.3 million and $618.5 million, respectively, were net of reserves of $17.3 million and $17.8 million, respectively.

Critical Estimate—Notes and Accounts Receivable
A considerable amount of judgment is required to assess the realizability of receivables, including the current creditworthiness of each customer, related aging of past due balances and the facts and circumstances surrounding any non-payment. The Company's provisions for bad debts during 2012, 2011 and 2010 were $11.3 million, $7.9 million and $10.0 million, respectively.
On a monthly basis, customer accounts are analyzed for collectability. Reserves are established based upon a specific-identification method as well as historical collection experience, as appropriate. The Company also evaluates specific accounts when it becomes aware of a situation in which a customer may not be able to meet its financial obligations due to a deterioration in its financial condition, credit ratings bankruptcy or receivership. The reserve requirements are based on the facts available to the Company and are reevaluated and adjusted as additional information is received. Reserves are also determined by using percentages (based upon experience) applied to certain aged receivable categories. Specific issues are discussed with corporate management, and any significant changes in reserve amounts or the write-off of balances must be approved by a specifically designated corporate officer. All approved items are monitored to ensure they are recorded in the proper period. Additionally, any significant changes in reserve balances are reviewed to ensure the proper corporate approval has occurred.
If the financial condition of the Company's customers were to deteriorate, resulting in their inability to make payments, additional allowances may be required. Conversely, an improvement in a customer's ability to make payments could result in a decrease of the allowance for doubtful accounts. Changes in the allowance for doubtful accounts related to both of these situations would be recorded through income in the period the change was determined. It should be noted that the Company has less than $10 million of receivables due from certain customers that are in receivership. Although the Company believes these amounts are collectible, should there be an adverse change in the Company's view on collectability there could be a charge against income in future periods.
The Company has not materially changed its methodology for calculating allowances for doubtful accounts for the years presented. See Note 4, Accounts Receivable and Inventories, to the Consolidated Financial Statements under Part II, Item 8, "Financial Statements and Supplementary Data," for additional disclosures related to these items.

Goodwill
The Company's goodwill balances were $429.2 million and $680.9 million at December 31, 2012 and 2011, respectively. The Company performs the annual goodwill impairment test as of October 1. The Company has seven reporting units (only three of which have goodwill associated with them as of December 31, 2012), of which two are included in the Harsco Metals & Minerals Segment. The remaining reporting unit is the Harsco Rail Segment. Almost all of the Company's goodwill is allocated to the Harsco Metals business unit which is included in the Harsco Metals & Minerals Segment.

Critical Estimate—Goodwill
In accordance with U.S. GAAP, goodwill is not amortized and is tested for impairment at least annually or more frequently if indicators of impairment exist or if a decision is made to dispose of a business. Goodwill is allocated among and evaluated for impairment at the reporting unit level, which is defined as an operating segment or one level below an operating segment for which discrete financial information is available. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include declining cash flows or operating losses at the reporting unit level, a significant adverse change in legal factors or in the business climate, an adverse action or assessment by a regulator, unanticipated competition, a loss of key personnel, or a more-likely-than-not expectation that a reporting unit or a significant portion of a reporting unit will be sold or otherwise disposed of, among others.

The evaluation of potential goodwill impairment involves comparing the current fair value of each reporting unit to its net book value, including goodwill. The Company uses a discounted cash flow model (“DCF model”) to estimate the current fair value of reporting units, as management believes forecasted operating cash flows are the best indicator of current fair value. A number of significant assumptions and estimates are involved in the preparation of DCF models including future revenues and operating margin growth, the weighted-average cost of capital (“WACC”), tax rates, capital spending, pension funding, the impact of business initiatives, and working capital projections. These assumptions and estimates may vary significantly between reporting units. DCF models are based on approved operating plans for the early years and historical relationships and projections for later years. WACC rates are derived from internal and external factors including, but not limited to, the average market price of the Company's stock, shares outstanding, book value of the Company's debt, the long-term risk free interest rate, and both market and size-specific risk premiums. Due to the many variables noted above and the relative size of the Company's goodwill, differences in assumptions may have a material impact on the results of the Company's annual goodwill impairment testing. If the net book value of a reporting unit were to exceed its current fair value, the second step of the goodwill impairment test would be required to determine if an impairment existed and the amount of goodwill impairment to record, if any. The second step of the goodwill impairment test compares the net book value of a reporting unit's goodwill with the implied fair value of that goodwill. The implied fair value of goodwill represents the excess of fair value of the reporting unit over the fair value amounts assigned to all of the assets and liabilities of the reporting unit if it were to be acquired in a business combination and the current fair value of the reporting unit represented the purchase price. The second step of the goodwill impairment test requires the utilization of valuation experts.

For the Company's 2012 annual goodwill impairment test, the average annual revenue growth rates over the duration of the DCF models ranged from 1.0% to 3.6%. The average annual cash flow growth rates over the duration of the DCF models ranged from 2.1% to 12.4%. The WACCs used in the 2012 annual goodwill impairment test ranged from 9.25% to 10.5%.

The first step of the 2012 annual goodwill impairment test indicated that the net book value of the Harsco Infrastructure reporting unit exceeded its current fair value, requiring the Company to perform the second step of the goodwill impairment test to measure the amount of impairment loss, if any. In performing the second step of the goodwill impairment test, the Company compared the implied fair value of goodwill for the Harsco Infrastructure reporting unit to its carrying value. This analysis resulted in a non-cash, goodwill impairment charge of $265.0 million, which was recognized during the fourth quarter of 2012. This charge had no impact on the Company's cash flows or compliance with debt covenants. The facts and circumstances leading to the goodwill impairment of the Harsco Infrastructure reporting unit primarily relate to a prolonged downturn in the European markets versus what was expected earlier in 2012 and its impact on the timing for near-term cash flows. The performance of the Company's 2012 annual goodwill impairment test did not result in any impairment for the Company's remaining reporting units.

As noted above, there is no remaining goodwill associated with the Harsco Infrastructure Segment as of December 31, 2012. Had the current fair value of the Company's remaining reporting units been hypothetically lowered by 10% as of October 1, 2012, the current fair value of the reporting units would have still exceeded their net book value. Additionally, had the WACC for each of the Company's remaining reporting units been increased by 50 basis points as of October 1, 2012, the current fair value for the Company's remaining reporting units would have still exceeded their net book value.

It is important to note that fair values that could be realized in an actual transaction could differ materially from those used to evaluate the impairment of goodwill. The Company has not materially changed its methodology for goodwill impairment testing for the years presented. See Note 1, Summary of Significant Accounting Policies and Note 6, Goodwill and Other Intangible Assets, to the Consolidated Financial Statements under Part II, Item 8, “Financial Statements and Supplementary Data,” for additional disclosure related to these items.

Long-lived Asset Impairment
Long-lived assets are reviewed for impairment when events and circumstances indicate that the book value of an asset may be impaired. The amount charged against pre-tax income from continuing operations related to impaired long-lived assets was $7.2 million in 2012. There were no amounts charged against pre-tax income from continuing operations related to impaired long-lived assets for 2011. The amount charged against pre-tax income from continuing operations related to impaired long-lived assets was $10.0 million in 2010.

Critical Estimate—Asset Impairment
The determination of a long-lived asset impairment involves significant judgments based upon short-term and long-term projections of future asset performance. If the undiscounted cash flows associated with an asset do not exceed the asset's book value, impairment loss estimates would be based upon the difference between the book value and fair value of the asset. The fair value is generally based upon the Company's estimate of the amount that the assets could be bought or sold for in a transaction between willing parties. If quoted market prices for the asset or similar assets are unavailable, the fair value estimate is generally calculated using a DCF model. Should circumstances change that affect these estimates, additional impairment charges may be required and would be recorded through income in the period the change was determined.
The Company has not materially changed its methodology for calculating long-lived asset impairments for the years presented. U.S. GAAP requires consideration of all valuation techniques for which market participant inputs can be obtained without undue cost and effort. The use of a DCF model continues to be an appropriate method for determining fair value, however, methodologies such as quoted market prices must also be evaluated. See Note 16, Other Expenses, to the Consolidated Financial Statements under Part II, Item 8, "Financial Statements and Supplementary Data," for additional disclosure related to these items.
Inventories
Inventories are stated at the lower of cost or market. Inventory balances are adjusted for estimated obsolete or unmarketable inventory equal to the difference between the cost of inventory and its estimated market value. At December 31, 2012 and 2011, inventories of $236.5 million and $241.9 million, respectively, are net of lower of cost or market reserves and obsolescence reserves of $8.5 million and $7.5 million, respectively.

Critical Estimate—Inventories
In assessing the ultimate realization of inventory balances, the Company is required to make judgments as to future demand requirements and compare these with the current or committed inventory levels. If actual market conditions are determined to be less favorable than those projected by management, additional inventory write-downs may be required and would be recorded through income in the period the determination is made. Additionally, the Company records reserves to adjust a substantial portion of its U.S. inventory balances to the last-in, first-out ("LIFO") method of inventory valuation. In adjusting these reserves throughout the year, the Company estimates its year-end inventory costs and quantities. At December 31 of each year, the reserves are adjusted to reflect actual year-end inventory costs and quantities. During periods of inflation, the LIFO expense usually increases and during periods of deflation it decreases. These year-end adjustments resulted in pre-tax income of $0.5 million in 2012, pre-tax expense of $0.6 million in 2011 and pre-tax income of $0.2 million in 2010.
The Company has not materially changed its methodology for calculating inventory reserves for the years presented. See Note 4, Accounts Receivable and Inventories, to the Consolidated Financial Statements under Part II, Item 8, "Financial Statements and Supplementary Data," for additional disclosures related to these items.
Insurance Reserves
The Company retains a significant portion of the risk for U.S. workers' compensation, U.K. employers' liability, automobile, general and product liability losses. At December 31, 2012 and 2011, the Company recorded liabilities of $82.7 million and $85.9 million, respectively, related to both asserted as well as unasserted insurance claims. At December 31, 2012 and 2011, $3.6 million and $2.6 million, respectively, were included in insurance liabilities related to claims covered by insurance carriers for which a corresponding receivable has been recorded.

Critical Estimate—Insurance Reserves
Insurance reserves have been recorded based upon actuarial calculations that reflect the undiscounted estimated liabilities for ultimate losses including claims incurred but not reported. Inherent in these estimates are assumptions that are based on the Company's history of claims and losses, a detailed analysis of existing claims with respect to potential value, and current legal and legislative trends. If actual claims differ from those projected by management, changes (either increases or decreases) to insurance reserves may be required and would be recorded through income in the period the change was determined. During 2012, 2011 and 2010, the Company recorded a retrospective insurance reserve adjustment that decreased pre-tax insurance expense from continuing operations for self-insured programs by $4.6 million, $2.7 million and $2.5 million, respectively. The Company has programs in place to improve claims experience, such as disciplined claim and insurance litigation management and a focused approach to workplace safety.
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

Critical Estimate—Legal and Other Contingencies
On a quarterly basis, recorded contingent liabilities are analyzed to determine if any adjustments are required. Additionally, functional department heads within each business are consulted monthly to ensure all issues with a potential financial accounting impact, including possible reserves for contingent liabilities, have been properly identified, addressed or disposed of. Specific issues are discussed with corporate management and any significant changes in reserve amounts or the adjustment or write-off of previously recorded balances must be approved by a specifically designated corporate officer. If necessary, outside legal counsel, other third parties or internal experts are consulted to assess the likelihood and range of outcomes for a particular issue. Approved changes in reserve amounts are monitored to ensure they are recorded in the proper period. Additionally, any significant changes in reported business-unit reserve balances are reviewed to ensure the proper corporate approval has occurred. On a quarterly basis, the Company's business units submit a reserve listing to the corporate headquarters which is reviewed with corporate management and the Board during scheduled meetings. All significant reserve balances are discussed with a designated corporate officer to assess their validity, accuracy and completeness. Anticipated changes in reserves are identified for further consideration prior to the end of a reporting period. Any new issues that may require a reserve are also identified and discussed to ensure proper disposition.
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
Income Taxes
The Company's income tax expense, deferred tax assets and liabilities and reserves for uncertain tax positions reflect management's best estimate of taxes to be paid. The Company is subject to various federal, state and local income taxes in the taxing jurisdictions where the Company operates. In determining consolidated income tax expense, the Company makes its best estimate of the annual effective income tax rate at the end of each quarterly period and applies that rate to year-to-date income before income taxes to arrive at the year-to-date income tax provision (exclusive of loss jurisdictions for which no tax benefit is realizable with any discrete tax items recorded separately). At December 31, 2012, 2011 and 2010, the Company's annual effective income tax rate on income from continuing operations was (16.1)%, 119.6% and 20.9%, respectively.

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
The valuation allowances of $126.5 million and $99.6 million at December 31, 2012 and 2011, respectively, related principally to deferred tax assets for U.K. pension liabilities, NOLs, currency translation and foreign investment tax credits that are uncertain as to realizability. Due to the negative financial performance of the Company's U.K. operations and restructuring charges, the Company recorded a non-cash tax expense of approximately $6.1 million and $35.4 million in 2012 and 2011 , respectively, to recognize a valuation allowance to fully offset the U.K. operations' net deferred tax assets primarily related to U.K. pension liabilities and losses from operations, as the Company determined it is more likely than not that these assets will not be realized. Additionally in 2011, the Company recorded an additional valuation allowance of approximately $22.9 million through Accumulated other comprehensive loss related to U.K. pension liability adjustments that were recorded through Accumulated other comprehensive loss during 2011. Excluding the valuation allowance activity related to the Company's U.K operations, the remaining increase in valuation allowances resulted primarily from restructuring charges that were incurred in certain jurisdictions which generated losses, that the Company determined it is more likely than not that these assets will not be realized.
A tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on its technical merits. The unrecognized tax benefits at December 31, 2012 and 2011 were $32.9 million and $43.1 million, respectively, including accrued interest and penalties. The unrecognized tax benefit may decrease as a result of the lapse of statute of limitations or as a result of final settlement and resolution of outstanding tax matters in various state and international jurisdictions.
The Company has not provided U.S. income taxes on certain non-U.S. subsidiaries' undistributed earnings as such amounts are permanently reinvested outside the United States. The Company evaluates future financial projections for its most significant subsidiaries, the need to reinvest earnings locally and the overall cash requirements of the Company. Based upon this evaluation, the Company determined that certain undistributed earnings from non-U.S. subsidiaries are indefinitely reinvested. The Company believes that it can generate sufficient cash flows to avoid the one-time tax costs associated with repatriation of undistributed earnings to the U.S. from prior periods. At December 31, 2012 and 2011, such earnings were approximately $882 million and $834 million, respectively. If these earnings were repatriated at December 31, 2012, the one-time tax cost associated with the repatriation would be approximately $166 million.
See Note 10, Income Taxes, to the Consolidated Financial Statements under Part II, Item 8, "Financial Statements and Supplementary Data," for additional disclosures related to these items.

Research and Development

Internal funding for research and development was as follows:

	Research and Development Expenses
(In millions)	2012	2011	2010
Harsco Metals & Minerals Segment	$1.7	$1.8	$1.4
Harsco Infrastructure Segment	3.1	2.7	2.1
Harsco Rail Segment	3.3	0.9	0.6
Harsco Industrial Segment	0.9	0.7	0.2
Consolidated Totals	$9.1	$6.0	$4.3
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

Dividend Action

The Company has paid dividends each year since 1939. The Company paid four quarterly cash dividends of $0.205 per share in 2012, for an annual rate of $0.82 per share. The Board normally reviews the dividend rate periodically during the year and annually at its fourth quarter meeting. There are no significant restrictions on the payment of dividends.
The February 15, 2013 dividend payment of $0.205 per share marked the 251st consecutive quarterly dividend. The Company is philosophically committed to maintaining or increasing the dividend at a sustainable level.
On January 28, 2013, the Company's Board of Directors declared a quarterly cash dividend of $0.205 per share, payable May 15, 2013 to shareholders of record at the close of business on April 15, 2013.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk.
See Part I, Item 1A, "Risk Factors," for quantitative and qualitative disclosures about market risk.

Item 8.    Financial Statements and Supplementary Data.

Management's Report on Internal Control Over Financial Reporting
Management of Harsco Corporation, together with its consolidated subsidiaries (the "Company"), is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Securities Exchange Act Rule 13a-15(f) or 15d-15(e). The Company's internal control over financial reporting is a process designed under the supervision of the Company's principal executive and principal financial officers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's consolidated financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America.
The Company's internal control over financial reporting includes policies and procedures that:

•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets of the Company;

•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and the directors of the Company; and

•
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the Company's consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.
Management has assessed the effectiveness of its internal control over financial reporting at December 31, 2012 based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company's internal control over financial reporting was effective at December 31, 2012.
The effectiveness of the Company's internal control over financial reporting at December 31, 2012 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing in this Annual Report on Form 10-K, which expresses an unqualified opinion on the effectiveness of the Company's internal control over financial reporting at December 31, 2012.

/s/ PATRICK K. DECKER	/s/ BARRY E. MALAMUD
Patrick K. Decker President, Chief Executive Officer and Director	Barry E. Malamud Vice President, Corporate Controller and Interim Chief Financial Officer
February 26, 2013	February 26, 2013

Report of Independent Registered Public Accounting Firm

To The Stockholders of the Corporation:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Harsco Corporation and its subsidiaries at December 31, 2012 and December 31, 2011 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
February 26, 2013

HARSCO CORPORATION
CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)	December 31 2012	December 31 2011
ASSETS
Current assets:
Cash and cash equivalents	$95,250	$121,184
Trade accounts receivable, net	600,264	618,475
Other receivables	39,836	44,431
Inventories	236,512	241,934
Other current assets	94,581	133,407
Total current assets	1,066,443	1,159,431
Property, plant and equipment, net	1,266,225	1,274,484
Goodwill	429,198	680,901
Intangible assets, net	77,726	93,501
Other assets	136,377	130,560
Total assets	$2,975,969	$3,338,877
LIABILITIES
Current liabilities:
Short-term borrowings	$8,560	$51,414
Current maturities of long-term debt	3,278	3,558
Accounts payable	221,479	252,329
Accrued compensation	94,398	92,603
Income taxes payable	10,109	8,409
Dividends payable	16,520	16,498
Insurance liabilities	19,434	25,075
Advances on contracts	47,696	111,429
Other current liabilities	216,101	220,953
Total current liabilities	637,575	782,268
Long-term debt	957,428	853,800
Deferred income taxes	18,880	27,430
Insurance liabilities	63,248	60,864
Retirement plan liabilities	385,062	343,842
Other liabilities	52,152	50,755
Total liabilities	2,114,345	2,118,959
COMMITMENTS AND CONTINGENCIES
HARSCO CORPORATION STOCKHOLDERS' EQUITY
Preferred stock, Series A junior participating cumulative preferred stock	—	—
Common stock, par value $1.25 (issued 112,063,938 and 111,931,267 shares at December 31, 2012 and 2011, respectively)	140,080	139,914
Additional paid-in capital	152,645	149,066
Accumulated other comprehensive loss	(411,168)	(364,191)
Retained earnings	1,675,490	1,996,234
Treasury stock, at cost (31,479,310 and 31,454,097 shares at December 31, 2012 and 2011, respectively)	(745,205)	(744,644)
Total Harsco Corporation stockholders' equity	811,842	1,176,379
Noncontrolling interests	49,782	43,539
Total equity	861,624	1,219,918
Total liabilities and equity	$2,975,969	$3,338,877

See accompanying notes to consolidated financial statements.

HARSCO CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended December 31
(In thousands, except per share amounts)	2012	2011		2010
Revenues from continuing operations:
Service revenues	$2,340,996	$2,700,664		$2,511,505
Product revenues	705,022	602,076		527,173
Total revenues	3,046,018	3,302,740		3,038,678
Costs and expenses from continuing operations:
Cost of services sold	1,861,732	2,162,948		1,994,637
Cost of products sold	487,784	407,680		342,242
Selling, general and administrative expenses	503,339	535,679		532,624
Research and development expenses	9,139	6,044		4,271
Goodwill impairment charge	265,038	—		—
Other expenses	93,776	102,740		86,473
Total costs and expenses	3,220,808	3,215,091		2,960,247
Operating income (loss) from continuing operations	(174,790)	87,649		78,431
Interest income	3,676	2,751		2,668
Interest expense	(47,381)	(48,735)		(60,623)
Income (loss) from continuing operations before income taxes and equity income	(218,495)	41,665		20,476
Income tax expense	(35,251)	(49,848)		(4,276)
Equity in income of unconsolidated entities, net	564	690		390
Income (loss) from continuing operations	(253,182)	(7,493)		16,590
Discontinued operations:
Loss on disposal of discontinued business	(1,843)	(3,306)		(7,249)
Income tax benefit related to discontinued business	924	1,243		3,118
Loss from discontinued operations	(919)	(2,063)		(4,131)
Net income (loss)	(254,101)	(9,556)		12,459
Less: Net income attributable to noncontrolling interests	(511)	(1,954)		(5,705)
Net income (loss) attributable to Harsco Corporation	$(254,612)	$(11,510)		$6,754
Amounts attributable to Harsco Corporation common stockholders:
Income (loss) from continuing operations, net of tax	$(253,693)	$(9,447)		$10,885
Loss from discontinued operations, net of tax	(919)	(2,063)		(4,131)
Net income (loss) attributable to Harsco Corporation common stockholders	$(254,612)	$(11,510)		$6,754

Weighted average shares of common stock outstanding	80,632	80,736		80,569
Basic earnings (loss) per share attributable to Harsco Corporation common stockholders:
Continuing operations	$(3.15)	$(0.12)		$0.14
Discontinued operations	(0.01)	(0.03)		(0.05)
Basic earnings (loss) per share attributable to Harsco Corporation common stockholders	$(3.16)	$(0.14)	(a)	$0.08	(a)

Diluted weighted average shares of common stock outstanding	80,632	80,736		80,761
Diluted earnings (loss) per share attributable to Harsco Corporation common stockholders:
Continuing operations	$(3.15)	$(0.12)		$0.13
Discontinued operations	(0.01)	(0.03)		(0.05)
Diluted earnings (loss) per share attributable to Harsco Corporation common stockholders	$(3.16)	$(0.14)	(a)	$0.08

(a)	Does not total due to rounding.
See accompanying notes to consolidated financial statements.

HARSCO CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Years ended December 31
(In thousands)	2012	2011	2010
Net income (loss)	$(254,101)	$(9,556)	$12,459
Other comprehensive income (loss):
Foreign currency translation adjustments, net of deferred income taxes	11,434	(60,575)	(6,633)
Net gains (losses) on cash flow hedging instruments, net of deferred income taxes of $567, $(2,126) and $355 in 2012, 2011 and 2010, respectively	(4,333)	5,991	(712)
Reclassification adjustment for (gain) loss on cash flow hedging instruments, net of deferred income taxes $25 and $(8) in 2011 and 2010, respectively	—	(58)	12
Pension liability adjustments, net of deferred income taxes of $7,572, $19,143 and $(9,727) in 2012, 2011 and 2010, respectively	(53,645)	(123,827)	22,872
Unrealized gain (loss) on marketable securities, net of deferred income taxes of $(3), $7 and $(8) in 2012, 2011 and 2010, respectively	6	(11)	12
Reclassification adjustment for gain on marketable securities, net of deferred income taxes of $1 in 2010	—	—	(2)
Total other comprehensive income (loss)	(46,538)	(178,480)	15,549
Total comprehensive income (loss)	(300,639)	(188,036)	28,008
Less: Comprehensive income attributable to noncontrolling interests	(950)	(1,733)	(5,502)
Comprehensive income (loss) attributable to Harsco Corporation	$(301,589)	$(189,769)	$22,506
   See accompanying notes to consolidated financial statements.

HARSCO CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31
(In thousands)	2012	2011	2010
Cash flows from operating activities:
Net income (loss)	$(254,101)	$(9,556)	$12,459
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	251,905	276,021	279,234
Amortization	20,212	34,420	36,005
Deferred income tax expense (benefit)	(10,708)	20,826	(26,617)
Equity in income of unconsolidated entities, net	(564)	(690)	(390)
Dividends or distributions from unconsolidated entities	308	226	176
Harsco Infrastructure Segment 2010 Restructuring Program non-cash adjustment	—	—	43,158
Harsco 2011/2012 Restructuring Program non-cash adjustment	31,443	67,320	—
Goodwill impairment charge	265,038	—	—
Other, net	(27,098)	(7,432)	(20,629)
Changes in assets and liabilities, net of acquisitions and dispositions of businesses:
Accounts receivable	22,016	(58,011)	4,395
Inventories	2,365	7,976	12,599
Accounts payable	(37,649)	(2,713)	36,529
Accrued interest payable	(319)	(375)	(2,615)
Accrued compensation	517	12,554	16,305
Harsco Infrastructure Segment 2010 Restructuring Program accrual	(5,211)	(19,629)	29,817
Harsco 2011/2012 Restructuring Program accrual	(7,883)	30,471	—
Other assets and liabilities	(51,392)	(52,632)	(18,999)
Net cash provided by operating activities	198,879	298,776	401,427
Cash flows from investing activities:
Purchases of property, plant and equipment	(265,023)	(313,101)	(192,348)
Proceeds from sales of assets	49,779	42,653	22,663
Purchase of businesses, net of cash acquired*	(740)	(1,938)	(27,643)
Other investing activities, net	(3,284)	16,564	(4,695)
Net cash used by investing activities	(219,268)	(255,822)	(202,023)
Cash flows from financing activities:
Short-term borrowings, net	(43,464)	21,637	(25,706)
Current maturities and long-term debt:
Additions	285,850	301,515	747,213
Reductions	(184,372)	(297,854)	(821,038)
Cash dividends paid on common stock	(66,068)	(66,146)	(65,976)
Dividends paid to noncontrolling interests	(2,605)	(4,171)	(5,850)
Purchase of noncontrolling interests	—	—	(1,159)
Contributions from noncontrolling interests	8,097	8,851	698
Common stock issued—options	725	2,403	997
Common stock acquired for treasury	—	(5,788)	—
Other financing activities, net	(2,709)	(1)	(700)
Net cash used by financing activities	(4,546)	(39,554)	(171,521)
Effect of exchange rate changes on cash	(999)	(6,454)	2,171
Net increase (decrease) in cash and cash equivalents	(25,934)	(3,054)	30,054
Cash and cash equivalents at beginning of period	121,184	124,238	94,184
Cash and cash equivalents at end of period	$95,250	$121,184	$124,238

*Purchase of businesses, net of cash acquired
Working capital, other than cash	$—	$—	$(1,918)
Property, plant and equipment	—	(1,394)	(15,600)
Other noncurrent assets and liabilities, net	(740)	(544)	(10,125)
Net cash used to acquire businesses	$(740)	$(1,938)	$(27,643)
See accompanying notes to consolidated financial statements.

HARSCO CORPORATION CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In thousands, except share and per share amounts)	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
	Issued	Treasury					Total
Balances, January 1, 2010	$139,234	$(735,016)	$137,746	$2,133,297	$(201,684)	$36,257	$1,509,834
Net income				6,754		5,705	12,459
Cash dividends declared:
Common @ $0.82 per share				(66,131)			(66,131)
Noncontrolling interests						(5,850)	(5,850)
Translation adjustments, net of deferred income taxes of $7,612					(6,430)	(203)	(6,633)
Cash flow hedging instrument adjustments, net of deferred income taxes of $347					(700)		(700)
Purchase of subsidiary shares from noncontrolling interest			(1,003)			(156)	(1,159)
Contributions from noncontrolling interests						698	698
Pension liability adjustments, net of deferred income taxes of $(9,727)					22,872		22,872
Marketable securities unrealized loss, net of deferred income taxes of $(7)					10		10
Stock options exercised, net 91,485 shares	144	(836)	1,446				754
Vesting of restricted stock units, net 69,515 shares	136	(1,254)	(188)				(1,306)
Amortization of unearned compensation on restricted stock units, net of forfeitures			3,297				3,297
Balances, December 31, 2010	$139,514	$(737,106)	$141,298	$2,073,920	$(185,932)	$36,451	$1,468,145
HARSCO CORPORATION CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Continued)

(In thousands, except share and per share amounts)	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
	Issued	Treasury					Total
Balances, January 1, 2011	$139,514	$(737,106)	$141,298	$2,073,920	$(185,932)	$36,451	$1,468,145
Net income (loss)				(11,510)		1,954	(9,556)
Cash dividends declared:
Common @ $0.82 per share				(66,176)			(66,176)
Noncontrolling interests						(4,171)	(4,171)
Translation adjustments, net of deferred income taxes of $2,504					(60,354)	(221)	(60,575)
Cash flow hedging instrument adjustments, net of deferred income taxes of $(2,101)					5,933		5,933
Contributions from noncontrolling interests						9,526	9,526
Pension liability adjustments, net of deferred income taxes of $19,143					(123,827)		(123,827)
Marketable securities unrealized gains, net of deferred income taxes of $7					(11)		(11)
Stock options exercised, net 157,058 shares	249	(840)	2,910				2,319
Vesting of restricted stock units, net 92,630 shares	151	(910)	985				226
Treasury shares repurchased, 286,577 shares		(5,788)					(5,788)
Amortization of unearned stock-based compensation, net of forfeitures			3,873				3,873
Balances, December 31, 2011	$139,914	$(744,644)	$149,066	$1,996,234	$(364,191)	$43,539	$1,219,918

HARSCO CORPORATION CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Continued)

(In thousands, except share and per share amounts)	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
	Issued	Treasury					Total
Balances, January 1, 2012	$139,914	$(744,644)	$149,066	$1,996,234	$(364,191)	$43,539	$1,219,918
Net income (loss)				(254,612)		511	(254,101)
Cash dividends declared:
Common @ $0.82 per share				(66,132)			(66,132)
Noncontrolling interests						(2,605)	(2,605)
Translation adjustments, net of deferred income taxes of $(5,436)					10,995	439	11,434
Cash flow hedging instrument adjustments, net of deferred income taxes of $567					(4,333)		(4,333)
Contributions from noncontrolling interests						8,602	8,602
Sale of investment in consolidated subsidiary						(704)	(704)
Pension liability adjustments, net of deferred income taxes of $7,572					(53,645)		(53,645)
Marketable securities unrealized gain, net of deferred income taxes of $(3)					6		6
Stock options exercised, 38,900 shares	49		661				710
Vesting of restricted stock units and other stock grants, net 68,558 shares	117	(561)	959				515
Amortization of unearned stock-based compensation, net of forfeitures			1,959				1,959
Balances, December 31, 2012	$140,080	$(745,205)	$152,645	$1,675,490	$(411,168)	$49,782	$861,624

See accompanying notes to consolidated financial statements.

HARSCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Summary of Significant Accounting Policies
Consolidation
The consolidated financial statements include all accounts of Harsco Corporation (the "Company"), all entities in which the Company has a controlling voting interest, and variable interest entities required to be consolidated in accordance with generally accepted accounting principles in the United States ("U.S. GAAP"). Intercompany accounts and transactions have been eliminated among consolidated entities.

The Company's management has evaluated all activity of the Company and concluded that subsequent events are properly reflected in the Company's consolidated financial statements and notes as required by U.S. GAAP.

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

Leases
The Company leases certain property and equipment under noncancelable lease agreements. All lease agreements are evaluated and classified as either an operating lease or capital lease. A lease is classified as a capital lease if any of the following criteria are met: transfer of ownership to the Company by the end of the lease term; the lease contains a bargain purchase option; the lease term is equal to or greater than 75% of the asset's economic life; or the present value of future minimum lease payments is equal to or greater than 90% of the asset's fair market value. Operating lease expense is recognized ratably over the lease term, including rent abatement periods and rent holidays.

Goodwill and Other Intangible Assets
In accordance with U.S. GAAP, goodwill is not amortized and is tested for impairment at least annually or more frequently if indicators of impairment exist or if a decision is made to dispose of a business. Goodwill is allocated among and evaluated for impairment at the reporting unit level, which is defined as an operating segment or one level below an operating segment for which discrete financial information is available. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include declining cash flows or operating losses at the reporting unit level, a significant adverse change in legal factors or in the business climate, an adverse action or assessment by a regulator, unanticipated competition, a loss of key personnel, or a more-likely-than-not expectation that a reporting unit or a significant portion of a reporting unit will be sold or otherwise disposed of, among others.

The Company performs the annual goodwill impairment test as of October 1. The Company has seven reporting units (only three of which have goodwill associated with them as of December 31, 2012), of which two are included in the Harsco Metals & Minerals Segment. The remaining reporting unit is the Harsco Rail Segment. Almost all of the Company's goodwill is allocated to the Harsco Metals business, which is included in the Harsco Metals & Minerals Segment.

The evaluation of potential goodwill impairment involves comparing the current fair value of each reporting unit to its net book value, including goodwill. The Company uses a discounted cash flow model (“DCF model”) to estimate the current fair value of reporting units, as management believes forecasted operating cash flows are the best indicator of current fair value. A number of significant assumptions and estimates are involved in the preparation of DCF models including future revenues and operating margin growth, the weighted-average cost of capital (“WACC”), tax rates, capital spending, pension funding, the impact of business initiatives, and working capital projections. These assumptions and estimates may vary significantly between reporting units. DCF models are based on approved operating plans for the early years and historical relationships and projections for later years. WACC rates are derived from internal and external factors including, but not limited to, the average market price of the Company's stock, shares outstanding, book value of the Company's debt, the long-term risk free interest rate, and both market and size-specific risk premiums. Due to the many variables noted above and the relative size of the Company's goodwill, differences in assumptions may have a material impact on the results of the Company's annual goodwill impairment testing. If the net book value of a reporting unit were to exceed its current fair value, the second step of the goodwill impairment test would be required to determine if an impairment existed and the amount of goodwill impairment to record, if any. The second step of the goodwill impairment test compares the net book value of a reporting unit's goodwill with the implied fair value of that goodwill. The implied fair value of goodwill represents the excess of fair value of the reporting unit over the fair value amounts assigned to all of the assets and liabilities of the reporting unit if it were to be acquired in a business combination and the current fair value of the reporting unit represented the purchase price. The second step of the goodwill impairment test requires the utilization of valuation experts. The valuation of goodwill for the second step of the goodwill impairment test is considered a level 3 fair value measurement.

Impairment of Long-Lived Assets (Other than Goodwill)
Long-lived assets are reviewed for impairment when events and circumstances indicate that the carrying amount of an asset may not be recoverable. The Company's policy is to determine if an impairment loss exists when it is determined that the carrying amount of the asset exceeds the sum of the expected undiscounted future cash flows resulting from use of the asset, and its eventual disposition. Impairment losses are measured as the amount by which the carrying amount of the asset exceeds its fair value, normally as determined in either open market transactions or through the use of a discounted cash flow model. Long-lived assets to be disposed of are reported at the lower of the carrying amount or fair value less cost to sell.

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
Harsco Infrastructure Segment—This Segment provides services under both fixed-fee and time-and-materials short-term contracts, rents equipment under month-to-month rental contracts and, to a lesser extent, sells products to customers. Equipment rentals are recognized as earned over the contractual rental period. Services provided on a fixed-fee basis are recognized over the contractual period based upon the completion of specific units of accounting (i.e., erection and dismantling of equipment). Services provided on a time-and-materials basis are recognized when earned as services are performed. Product revenue is recognized when title and risk of loss transfer, and when all of the revenue recognition criteria have been met.
Harsco Rail Segment—This Segment sells railway track maintenance equipment, parts and provides railway track maintenance services. Product revenue is recognized generally when title and risk of loss transfer, and when all of the revenue recognition criteria have been met. Title and risk of loss for domestic shipments generally transfer to the customer at the point of shipment. For export sales, title and risk of loss transfer in accordance with the international commercial terms included in the specific customer contract. Revenue may be recognized subsequent to the transfer of title and risk of loss for certain product sales, if the specific sales contract includes a customer acceptance clause that provides for different timing. In those situations revenue is recognized after transfer of title and risk of loss and after customer acceptance. Services are predominantly on a long-term, time-and-materials contract basis. Revenue is recognized when earned as services are performed within the long-term contracts.

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
The Company recognizes interest and penalties related to unrecognized tax benefits within Income tax expense in the accompanying Consolidated Statements of Operations. Accrued interest and penalties are included in Other liabilities on the Consolidated Balance Sheets.
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
Accrued Insurance and Loss Reserves
The Company retains a significant portion of the risk for U.S. workers' compensation, U.K. employers' liability, automobile, general and product liability losses. During 2012, 2011 and 2010, the Company recorded insurance expense from continuing operations related to these lines of coverage of $33.8 million, $37.0 million and $38.5 million, respectively. Reserves have been recorded that reflect the undiscounted estimated liabilities including claims incurred but not reported. When a recognized liability is covered by third-party insurance, the Company records an insurance claim receivable to reflect the covered liability. Changes in the estimates of the reserves are included in net income (loss) in the period determined. During 2012, 2011 and 2010, the Company recorded retrospective insurance reserve adjustments that decreased pre-tax insurance expense from continuing operations for self-insured programs by $4.3 million, $2.7 million and $2.5 million, respectively. At December 31, 2012 and 2011, the Company has recorded liabilities of $82.7 million and $85.9 million, respectively, related to both asserted as well as unasserted insurance claims. Included in the balance at December 31, 2012 and 2011 were $3.6 million and $2.6 million, respectively, of recognized liabilities covered by insurance carriers. Amounts estimated to be paid within one year have been classified as current Insurance liabilities, with the remainder included in non-current Insurance liabilities on the Consolidated Balance Sheets.

Warranties
The Company has recorded product warranty reserves of $9.1 million, $5.6 million and $5.0 million at December 31, 2012, 2011 and 2010, respectively. The Company provides for warranties of certain products as they are sold. The following table summarizes the warranty activity for 2012, 2011 and 2010:

(In thousands)	2012	2011	2010
Warranty reserves, beginning of the year	$5,596	$5,037	$4,078
Accruals for warranties issued during the year	7,935	4,003	4,399
Reductions related to pre-existing warranties	(2,401)	(1,769)	(1,447)
Warranties paid	(1,958)	(1,677)	(2,054)
Other (principally foreign currency translation)	(80)	2	61
Warranty reserves, end of the year	$9,092	$5,596	$5,037
Warranty expense and payments are incurred principally in the Harsco Rail and Harsco Industrial Segments. Warranty activity may vary from year to year depending upon the mix of revenues and contractual terms related to product warranties.
Foreign Currency Translation
The financial statements of the Company's subsidiaries outside the United States, except for those subsidiaries located in highly inflationary economies and those entities for which the U.S. dollar is the currency of the primary economic environment in which the entity operates, are measured using the local currency as the functional currency. Assets and liabilities of these subsidiaries are translated at the exchange rates at the balance sheet date. Resulting translation adjustments are recorded in the cumulative translation adjustment account, a separate component of Accumulated other comprehensive loss on the Consolidated Balance Sheets. Income and expense items are translated at average monthly exchange rates. Gains and losses from foreign currency transactions are included in net income (loss). For subsidiaries operating in highly inflationary economies, and those entities for which the U.S. dollar is the currency of the primary economic environment in which the entity operates, gains and losses on foreign currency transactions and balance sheet translation adjustments are included in net income (loss). In 2012, 2011 and 2010, the Company had no subsidiaries operating in highly inflationary economies.

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
The Company uses cross currency interest rate swaps in conjunction with certain debt issuances in order to lock in fixed local currency interest rates. Under these cross currency interest rate swaps, the Company receives interest based on a fixed or variable U.S. dollar rate and pays interest based on a fixed local currency rate based on the contractual amounts in U.S. dollars and the local currency, respectively.
Amounts recorded in Accumulated other comprehensive loss on the Consolidated Balance Sheets are reclassified into operations in the same period or periods during which the hedged forecasted transaction affects income. The cash flows from these contracts are classified consistent with the cash flows from the transaction being hedged (e.g., the cash flows related to contracts to hedge the purchase of fixed assets are included in cash flows from investing activities, etc.). The Company also enters into certain forward exchange contracts that are not designated as hedges. Gains and losses on these contracts are recognized in operations based on changes in fair market value. For fair value hedges of a firm commitment, the gain or loss on the derivative and the offsetting gain or loss on the hedged firm commitment are recognized currently in operations.
Earnings Per Share
Basic earnings per share are calculated using the weighted-average shares of common stock outstanding, while diluted earnings per share reflect the dilutive effects of stock-based compensation. All share and per share amounts are restated for any stock splits and stock dividends that occur prior to the issuance of the financial statements. See Note 12, Capital Stock, for additional information on earnings per share.

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
On January 1, 2012, the Company adopted FASB issued changes related to testing for goodwill impairment.  The changes allow for an assessment of qualitative factors to determine whether it is necessary to perform the two-step impairment test.  The adoption of these changes did not have an impact on the Company’s consolidated financial statements, but it may impact the manner in which the Company performs testing for goodwill impairment.
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

3. Acquisitions and Dispositions
Acquisitions
Certain of the Company's acquisitions in prior years included contingent consideration features for which defined goals needed to be met by the acquired business in order for payment of the consideration. Each quarter until settlement of these contingencies, the Company assessed the likelihood that an acquired business would achieve the goals and the resulting fair value of the contingency. In accordance with U.S. GAAP, these adjustments were recognized in operating income (loss) in the Consolidated Statements of Operations as a component of the Other expenses line item. The Company's assessment of these performance goals resulted in the following reductions to previously recognized contingent consideration liabilities:

	Years Ended December 31
(In thousands)	2012	2011	2010
Reduction of contingent consideration liabilities	$—	$3,966	$10,620
All contingent consideration liabilities have been settled and there was no recorded contingent consideration liability as of December 31, 2012 or 2011.

Net Income (Loss) Attributable to the Company and Transfers to Noncontrolling Interest
The purpose of the following schedule is to disclose the effects of changes in the Company's ownership interest in its subsidiaries on the Company's equity.

	Years Ended December 31
(In thousands)	2012	2011	2010
Net income (loss) attributable to the Company	$(254,612)	$(11,510)	$6,754
Decrease in the Company's paid-in capital for purchase of noncontrolling interests	—	—	(1,003)
Change from net income (loss) attributable to the Company and transfers to noncontrolling interest	$(254,612)	$(11,510)	$5,751

Dispositions
Consistent with the Company's strategic focus to grow and allocate financial resources principally to its industrial services businesses, the Company sold its Gas Technologies Segment to Taylor Wharton International in 2007. The Company recorded after-tax losses from discontinued operations of $0.9 million, $2.1 million and $4.1 million, in 2012, 2011 and 2010, respectively. The losses incurred in 2012, 2011 and 2010 included charges related to potential and contingent claims. The Consolidated Statements of Operations for the years ended 2012, 2011 and 2010 reflect the Gas Technologies Segment's results in discontinued operations.

Dispositions—Assets Held-for-Sale
Throughout the past several years and in conjunction with the 2011/2012 Restructuring Program and the Fourth Quarter 2010 Harsco Infrastructure Program, management approved the sale of certain long-lived assets throughout the Company's operations. At December 31, 2012 and December 31, 2011, assets held-for-sale of $2.4 million and $7.2 million, respectively, were recorded as Other current assets on the Consolidated Balance Sheets.

4. Accounts Receivable and Inventories
Accounts receivable consist of the following:

	Accounts Receivable
(In thousands)	December 31 2012	December 31 2011
Trade accounts receivable	$617,517	$636,304
Less: Allowance for doubtful accounts	(17,253)	(17,829)
Trade accounts receivable, net	$600,264	$618,475

Other receivables (a)	$39,836	$44,431

(a)	Other receivables include insurance claim receivables, employee receivables, tax claim receivables and other miscellaneous receivables not included in Trade accounts receivable, net.

The provision for doubtful accounts related to trade accounts receivable for the years ended December 31, 2012, 2011 and 2010:

	Years Ended December 31
(In thousands)	2012	2011	2010
Provision for doubtful accounts related to trade accounts receivable	$11,266	$7,880	$9,962

Inventories consist of the following:

	Inventories
(In thousands)	December 31 2012	December 31 2011
Finished goods	$69,904	$78,445
Work-in-process	28,944	34,041
Raw materials and purchased parts	99,058	92,995
Stores and supplies	38,606	36,453
Total inventories	$236,512	$241,934
Valued at lower of cost or market:
LIFO basis	$108,633	$115,523
FIFO basis	14,641	13,087
Average cost basis	113,238	113,324
Total inventories	$236,512	$241,934
Inventories valued on the LIFO basis at December 31, 2012 and 2011 were approximately $28.5 million and $28.6 million, respectively, less than the amounts of such inventories valued at current costs.
As a result of reducing certain inventory quantities valued on the LIFO basis, net income increased from that which would have been recorded under the FIFO basis of valuation by $0.1 million, $0.1 million and $0.4 million in 2012, 2011 and 2010, respectively.

5. Property, Plant and Equipment
Property, plant and equipment consist of the following:

(In thousands)	Estimated Useful Lives	December 31 2012	December 31 2011
Land	—	$26,336	$26,729
Land improvements	5-20 years	14,199	17,960
Buildings and improvements	5-40 years	190,078	186,799
Machinery and equipment	3-20 years	2,950,384	2,977,521
Uncompleted construction	—	107,633	66,719
Gross property, plant and equipment		3,288,630	3,275,728
Less: Accumulated depreciation		(2,022,405)	(2,001,244)
Property, plant and equipment, net		$1,266,225	$1,274,484
Buildings and improvements include leasehold improvements which are amortized over the shorter of their useful lives or the initial term of the lease.

6. Goodwill and Other Intangible Assets
Goodwill by Segment
The following table reflects the changes in carrying amounts of goodwill by segment (there is no goodwill associated with the Harsco Industrial Segment) for the years ended December 31, 2012 and 2011:

(In thousands)	Harsco Metals & Minerals Segment	Harsco Infrastructure Segment	Harsco Rail Segment	Consolidated Totals
Balance at December 31, 2010	$418,276	$263,212	$9,299	$690,787
Changes to goodwill	—	(115)	11	(104)
Foreign currency translation	(6,400)	(3,382)	—	(9,782)
Balance at December 31, 2011	411,876	259,715	9,310	680,901
Changes to goodwill (a)	—	(2,295)	—	(2,295)
Goodwill impairment	—	(265,038)	—	(265,038)
Foreign currency translation	8,012	7,618	—	15,630
Balance at December 31, 2012	$419,888	$—	$9,310	$429,198

(a)
Changes to goodwill relate principally to the allocation of goodwill, in accordance with U.S. GAAP, to components of the Harsco Infrastructure Segment that were disposed of as part of the 2011/2012 Restructuring Program.

Goodwill Impairment
As discussed in Note 1, Summary of Significant Accounting Policies, Goodwill is tested for impairment annually or more frequently if indicators of impairment exist or if a decision is made to dispose of a business. The valuation date for the Company's annual impairment testing is October 1. The first step of the October 1, 2012 annual goodwill impairment test indicated that the net book value of the Harsco Infrastructure reporting unit exceeded its current fair value, requiring the Company to perform the second step of the goodwill impairment test to measure the amount of impairment loss, if any. In performing the second step of the goodwill impairment test, the Company compared the implied fair value of goodwill for the Harsco Infrastructure reporting unit to its carrying value. This analysis resulted in a non-cash, goodwill impairment charge of $265.0 million, which was recognized during the fourth quarter of 2012. This charge had no impact on the Company's cash flows or compliance with debt covenants. As a result of this goodwill impairment charge, there is no remaining goodwill associated with the Harsco Infrastructure Segment.
The facts and circumstances leading to the goodwill impairment of the Harsco Infrastructure reporting unit primarily relate to a prolonged downturn in the European markets versus what was expected earlier in 2012 and its impact on the timing for near-term cash flows.
The Company's methodology for determining reporting unit fair value is described in Note 1, Summary of Significant Accounting Policies. Performance of the Company's 2012 annual impairment test did not result in impairment of any of the Company's other reporting units.
Intangible Assets
Intangible assets totaled $77.7 million, net of accumulated amortization of $172.6 million at December 31, 2012 and $93.5 million, net of accumulated amortization of $157.1 million at December 31, 2011. The following table reflects these intangible assets by major category:

	December 31, 2012		December 31, 2011
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer related	$183,862	$129,904	$183,576	$119,708
Non-compete agreements	1,347	1,310	1,353	1,301
Patents	6,909	5,503	6,884	5,145
Technology related	29,588	17,551	29,497	14,614
Trade names	18,685	11,688	18,538	8,379
Other	9,947	6,656	10,749	7,949
Total	$250,338	$172,612	$250,597	$157,096

Amortization expense for intangible assets was $17.6 million, $31.5 million and $33.0 million for 2012, 2011 and 2010, respectively. The following table shows the estimated amortization expense for the next five fiscal years based on current intangible assets.

(In thousands)	2013	2014	2015	2016	2017
Estimated amortization expense (a)	$16,500	$14,250	$9,750	$8,000	$4,250

(a)	These estimated amortization expense amounts do not reflect the potential effect of future foreign currency exchange rate fluctuations.

7. Debt and Credit Agreements
The Company has credit facilities and commercial paper programs available for use throughout the world. The following table illustrates the amounts outstanding on credit facilities and commercial paper programs, and available credit at December 31, 2012. These credit facilities and programs are described in more detail below the table.
Summary of Credit Facilities and Commercial Paper Programs at December 31, 2012

(In thousands)	Facility Limit	Outstanding Balance	Available Credit
U.S. commercial paper program	$550,000	$39,497	$510,503
Euro commercial paper program	263,900	—	263,900
Multi-year revolving credit facility (a)	525,000	50,000	475,000
Totals	$1,338,900	$89,497	$1,249,403	(b)

(a)	U.S.-based program.

(b)
Although the Company has significant available credit, in practice, the Company limits aggregate commercial paper and credit facility borrowings at any one-time to a maximum of $525 million (the amount of the back-up facility).

The Company has a U.S. commercial paper borrowing program under which it can issue up to $550 million of short-term notes in the U.S. commercial paper market. In addition, the Company has a 200 million euro commercial paper program, equivalent to approximately $263.9 million at December 31, 2012, which can be used to fund the Company's international operations. At December 31, 2012 and 2011, the Company had $39.5 million and $40.0 million outstanding, respectively, under the U.S. commercial paper program. There were no borrowings under the euro commercial paper program at both December 31, 2012 and 2011. Classification of commercial paper outstanding is based on the Company's ability and intent to repay such amounts over the subsequent twelve months, as well as reflects the Company's intent and ability to borrow for a period longer than a year. To the extent the Company expects to repay the commercial paper within the subsequent twelve months, the amounts are classified as short-term borrowings. At December 31, 2012, the Company classified $39.5 million of commercial paper as long-term debt. At December 31, 2011, the Company classified $40.0 million of commercial paper and advances as short-term borrowings.
In March 2012, the Company entered into an Amended and Restated Five Year Credit Agreement (“Credit Agreement”) in the amount of $525 million through a syndicate of 14 banks.   The Credit Agreement matures in March 2017.  The Company has the option to increase the amount of the Credit Agreement to $550 million.  The Credit Agreement amends and restates the Company’s multi-year revolving credit facility, which was set to mature in December 2012.  There were no borrowings outstanding under the multi-year revolving credit facility upon execution of the Credit Agreement. There was $50.0 million outstanding under the Credit Agreement at December 31, 2012. Borrowings under the Credit Agreement are available in most major currencies with active markets and at interest rates based upon LIBOR, plus a margin.
During the twelve months ended December 31, 2012, the Company expensed $0.5 million of previously deferred financing costs associated with the prior multi-year revolving credit facility for banks that did not participate in the Credit Agreement or banks with decreased obligations under the Credit Agreement, all of which occurred in the first quarter of 2012.
The Company's $25.0 million bilateral credit facility expired in December 2012 and was not renewed. At December 31, 2012 and 2011, there were no borrowings outstanding on this facility.
At December 31, 2012, the Company's 5.125% notes due September 15, 2013 are classified as long-term debt on the Consolidated Balance Sheets based on the Company's intent and ability to refinance this debt using either the debt capital markets or borrowings under its Credit Agreement.

Short-term borrowings amounted to $8.6 million and $51.4 million at December 31, 2012 and 2011, respectively. The December 31, 2011 short-term borrowings balance included $40.0 million of commercial paper. Other than the commercial paper borrowings, short-term borrowings consist principally of bank overdrafts. The weighted-average interest rate for short-term borrowings at December 31, 2012 and 2011 was 4.9% and 1.3%, respectively.

	Long-Term Debt
(In thousands)	December 31 2012	December 31 2011
5.75% notes due May 15, 2018	$447,931	$447,613
5.125% notes due September 15, 2013	149,875	149,705
2.7% notes due October 15, 2015	249,022	248,681
Other financing payable in varying amounts due principally through 2018 with a weighted-average interest rate of 2.7% and 9.4% at December 31, 2012 and 2011, respectively	113,878	11,359
	960,706	857,358
Less: current maturities	(3,278)	(3,558)
Total Long-term Debt	$957,428	$853,800
The maturities of long-term debt for the four years following December 31, 2013 are as follows:

(In thousands)
2014	$14,770
2015	252,312
2016	1,357
2017	240,683
Cash payments for interest on all debt were $45.5 million, $46.4 million and $59.9 million in 2012, 2011 and 2010, respectively.
The Company’s Credit Agreement contains covenants that stipulate a maximum debt to capital ratio of 60%, limit the proportion of subsidiary consolidated indebtedness to a maximum of 10% of consolidated tangible assets and specifies a minimum ratio of total consolidated earnings before interest, taxes, depreciation and amortization to consolidated interest charges of 3.0:1.  The Company’s 5.75% and 2.7% notes include covenants that require the Company to offer to repurchase the notes at 101% of par in the event of a change of control of the Company or disposition of substantially all of the Company’s assets in combination with a downgrade in the Company’s credit rating to non-investment grade.  At December 31, 2012, the Company was in compliance with these covenants.

8. Leases
The Company leases certain property and equipment under noncancelable operating leases. Rental expense under such operating leases was $54.9 million, $66.1 million and $62.9 million in 2012, 2011 and 2010, respectively.
Future minimum payments under operating leases with noncancelable terms are as follows:

(in thousands)
2013	$41,881
2014	31,776
2015	22,558
2016	16,518
2017	11,757
After 2017	11,070
Total minimum rentals to be received in the future under noncancelable subleases at December 31, 2012 are $7.4 million.

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
For most U.S. defined benefit pension plans and a majority of international defined benefit pension plans, accrued service is no longer granted. In place of these plans, the Company has established defined contribution pension plans providing for the Company to contribute a specified matching amount for participating employees' contributions to the plan. For U.S. employees, this match is made on employee contributions up to 4% of their eligible compensation. Additionally, the Company may provide a discretionary contribution of up to 2% of compensation for eligible employees. This discretionary amount has not been provided for the years 2012, 2011 and 2010. For non-U.S. employees, this match is up to 6% of eligible compensation with an additional 2% going towards insurance and administrative costs.
Net periodic pension cost for U.S. and international pension plans for 2012, 2011 and 2010 is as follows:

	U.S. Plans			International Plans
(In thousands)	2012	2011	2010	2012	2011	2010
Defined benefit plans:
Service cost	$1,887	$1,557	$2,086	$3,418	$4,350	$4,052
Interest cost	12,780	13,468	14,049	46,174	48,768	47,558
Expected return on plan assets	(15,617)	(16,480)	(16,632)	(45,050)	(52,735)	(46,079)
Recognized prior service costs	224	245	339	397	424	327
Recognized losses	4,637	2,982	2,537	15,194	11,332	12,077
Amortization of transition liability	—	—	—	8	43	45
Settlement/curtailment loss (gain)	1,510	—	179	(2,589)	183	(210)
Defined benefit plans pension cost	5,421	1,772	2,558	17,552	12,365	17,770
Multiemployer plans	10,186	13,264	10,924	5,539	6,547	6,396
Defined contribution plans	5,066	5,434	5,918	12,770	14,157	13,298
Net periodic pension cost	$20,673	$20,470	$19,400	$35,861	$33,069	$37,464

The change in the financial status of the pension plans and amounts recognized on the Consolidated Balance Sheets at December 31, 2012 and 2011 are as follows:

	U.S. Plans		International Plans
(In thousands)	2012	2011	2012	2011
Change in benefit obligation:
Benefit obligation at beginning of year	$298,769	$264,969	$968,218	$883,342
Service cost	1,887	1,557	3,418	4,350
Interest cost	12,780	13,468	46,174	48,768
Plan participants' contributions	—	—	830	986
Amendments	—	—	60	598
Actuarial loss	27,803	40,730	65,379	79,474
Settlements/curtailments	(3,029)	—	(9,506)	(1,886)
Benefits paid	(21,762)	(21,955)	(44,968)	(37,653)
Effect of foreign currency	—	—	39,181	(10,332)
Other	—	—	(36)	571
Benefit obligation at end of year	$316,448	$298,769	$1,068,750	$968,218
Change in plan assets:
Fair value of plan assets at beginning of year	$209,237	$221,673	$714,163	$708,025
Actual return on plan assets	27,429	6,464	58,194	19,488
Employer contributions	6,254	3,055	29,713	29,300
Plan participants' contributions	—	—	830	986
Settlements/curtailments	(3,074)	—	(3,885)	(1,127)
Benefits paid	(21,762)	(21,955)	(43,954)	(36,631)
Effect of foreign currency	—	—	27,998	(6,449)
Other	—	—	—	571
Fair value of plan assets at end of year	$218,084	$209,237	$783,059	$714,163

Funded status at end of year	$(98,364)	$(89,532)	$(285,691)	$(254,055)
Amounts recognized on the Consolidated Balance Sheets consist of the following at December 31, 2012 and 2011:

	U.S. Plans		International Plans
(In thousands)	December 31 2012	December 31 2011	December 31 2012	December 31 2011
Noncurrent assets	$490	$397	$5,892	$4,372
Current liabilities	(2,531)	(2,076)	(1,048)	(1,011)
Noncurrent liabilities	(96,323)	(87,853)	(290,535)	(257,416)
Accumulated other comprehensive loss before tax	159,094	149,429	469,949	417,406
Amounts recognized in Accumulated other comprehensive loss, before tax, consist of the following at December 31, 2012 and 2011:

	U.S. Plans		International Plans
(In thousands)	2012	2011	2012	2011
Net actuarial loss	$158,579	$148,690	$467,438	$414,203
Prior service cost	515	739	2,511	3,105
Transition obligation	—	—	—	98
Total	$159,094	$149,429	$469,949	$417,406
The estimated amounts that will be amortized from accumulated other comprehensive loss into defined benefit net periodic pension cost in 2013 are as follows:

(In thousands)	U.S. Plans	International Plans
Net actuarial loss	$5,052	$17,180
Prior service cost	143	367
Total	$5,195	$17,547

The Company's estimate of expected contributions to be paid in year 2013 for the U.S. defined benefit plans is $2.8 million and for the international defined benefit plans is $31.3 million.
Future Benefit Payments
The expected benefit payments for defined benefit plans over the next 10 years are as follows:

(In millions)	2013	2014	2015	2016	2017	2018-2022
U.S. Plans	$19.7	$18.7	$18.5	$18.8	$18.5	$92.7
International Plans	46.1	47.6	49.5	51.6	54.1	296.1

Net Periodic Pension Cost Assumptions
The weighted-average actuarial assumptions used to determine the net periodic pension cost for 2012, 2011 and 2010 were as follows:

	U.S. Plans December 31			International Plans December 31			Global Weighted-Average December 31
	2012	2011	2010	2012	2011	2010	2012	2011	2010
Discount rates	4.4%	5.3%	5.9%	4.8%	5.5%	5.7%	4.7%	5.4%	5.8%
Expected long-term rates of return on plan assets	7.8%	7.8%	8.0%	6.7%	7.4%	7.4%	6.9%	7.5%	7.5%
Rates of compensation increase	3.0%	3.0%	3.0%	3.4%	3.3%	3.6%	3.4%	3.3%	3.6%
The expected long-term rates of return on plan assets for the 2013 net periodic pension cost are 7.5% for the U.S. plans and 6.6% for the international plans. The expected global long-term rate of return on assets for 2013 is 6.8%.
Defined Benefit Pension Obligation Assumptions
The weighted-average actuarial assumptions used to determine the defined benefit pension plan obligations at December 31, 2012 and 2011 were as follows:

	U.S. Plans		International Plans		Global Weighted-Average
	December 31		December 31		December 31
	2012	2011	2012	2011	2012	2011
Discount rates	3.8%	4.4%	4.3%	4.8%	4.2%	4.7%
Rates of compensation increase	3.0%	3.0%	2.8%	3.4%	2.8%	3.4%
The U.S. discount rate was determined using a yield curve that was produced from a universe containing approximately 650 U.S. dollar-denominated, AA-graded corporate bonds, all of which were noncallable (or callable with make-whole provisions), and excluding the 10% of the bonds with the highest yields and the 10% with the lowest yields within each maturity group. The discount rate was then developed as the level-equivalent rate that would produce the same present value as that using spot rates to discount the projected benefit payments. For international plans, the discount rate is aligned to corporate bond yields in the local markets, normally AA-rated corporations. The process and selection seeks to approximate the cash inflows with the timing and amounts of the expected benefit payments.
Accumulated Benefit Obligation
The accumulated benefit obligation for all defined benefit pension plans at December 31, 2012 and 2011 was as follows:

	U.S. Plans		International Plans
	December 31		December 31
(In millions)	2012	2011	2012	2011
Accumulated benefit obligation	$316.4	$298.6	$1,055.7	$952.8

Plans with Accumulated Benefit Obligation in Excess of Plan Assets
The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets at December 31, 2012 and 2011 were as follows:

	U.S. Plans		International Plans
(In millions)	December 31 2012	December 31 2011	December 31 2012	December 31 2011
Projected benefit obligation	$306.5	$288.7	$1,040.4	$929.1
Accumulated benefit obligation	306.5	288.7	1,029.4	921.0
Fair value of plan assets	207.7	198.8	749.6	673.9
The asset allocations attributable to the Company's U.S. defined benefit pension plans at December 31, 2012 and 2011, and the long-term target allocation of plan assets, by asset category, are as follows:

U.S. Plans	Target Long-Term Allocation	Percentage of Plan Assets at December 31
Asset Category		2012	2011
Domestic equity securities	34%-44%	38.0%	38.0%
International equity securities	14%-24%	19.7%	18.0%
Fixed income securities	27%-37%	30.5%	32.8%
Cash and cash equivalents	Less than 5%	2.3%	1.9%
Other	5%-15%	9.5%	9.3%
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
The Company reviews the long-term expected return on asset assumption on a periodic basis taking into account a variety of factors including the historical investment returns achieved over a long-term period, the targeted allocation of plan assets and future expectations based on a model of asset returns for an actively managed portfolio, inflation and administrative/other expenses. The model simulates 600 different capital market results over 15 years. For 2013 and 2012, the expected return-on-asset assumption for U.S. plans was 7.5% and 7.8%, respectively.
The U.S. defined benefit pension plans assets include 450,000 shares of the Company's stock valued at $10.6 million at December 31, 2012 and 432,203 shares of the Company's common stock valued at $9.0 million at December 31, 2011. These shares represented 4.8% and 4.3% of total plan assets at December 31, 2012 and 2011, respectively. Dividends paid to the pension plans on the Company's stock amounted to $0.4 million in 2012, 2011 and 2010.
The asset allocations attributable to the Company's international defined benefit pension plans at December 31, 2012 and 2011 and the long-term target allocation of plan assets, by asset category, are as follows:

International Plans Asset Category	Target Long-Term Allocation	Percentage of Plan Assets at December 31
		2012	2011
Equity securities	37.5%	34.5%	34.7%
Fixed income securities	42.5%	48.0%	50.0%
Cash and cash equivalents	—	0.2%	0.4%
Other	20.0%	17.3%	14.9%
Plan assets at December 31, 2012 in the U.K. defined benefit pension plan amounted to 85% of the international pension assets. These assets are allocated among various categories of equities, fixed income securities and cash and cash equivalents with professional investment managers whose performance is actively monitored. The primary investment objective is long-term growth of assets in order to meet present and future benefit obligations. The Company periodically conducts asset/liability modeling studies and accordingly adjusts investment amounts within asset categories to ensure the long-term investment strategy is aligned with the profile of benefit obligations.

For the international long-term rate of return assumption, the Company considered the current level of expected returns in risk-free investments (primarily government bonds), the historical level of the risk premium associated with other asset classes in which the portfolio is invested and the expectations for future returns of each asset class and plan expenses. The expected return for each asset class was then weighted based on the target asset allocation to develop the expected long-term rate of return on assets. For both 2013 and 2012, the expected return on asset assumption for the U.K. plan is 6.8%. The remaining international pension plans, with assets representing 15% of the international pension assets, are under the guidance of professional investment managers and have similar investment objectives.
The fair values of the Company's U.S. pension plans' assets at December 31, 2012 by asset class are as follows:

(In thousands)	Total	Level 1	Level 2	Level 3
Domestic equities:
Common stocks	$42,142	$42,142	$—	$—
Mutual funds—equities	40,727	11,110	29,617	—
International equities—mutual funds	42,962	37,651	5,311	—
Fixed income investments:
U.S. Treasuries and collateralized securities	22,625	—	22,625	—
Corporate bonds and notes	7,539	7,539	—	—
Mutual funds—bonds	36,447	36,447	—	—
Other—mutual funds	20,667	20,667	—	—
Cash and money market accounts	4,975	4,975	—	—
Total	$218,084	$160,531	$57,553	$—
The fair values of the Company's international pension plans' assets at December 31, 2012 by asset class are as follows:

(In thousands)	Total	Level 1	Level 2	Level 3
Equity securities:
Mutual funds—equities	$269,789	$—	$269,789	$—
Fixed income investments:
Mutual funds—bonds	309,274	—	309,274	—
Insurance contracts	66,900	—	66,900	—
Other:
Real estate funds/limited partnerships	49,007	—	31,261	17,746
Other mutual funds	86,537	—	86,537	—
Cash and money market accounts	1,552	1,552	—	—
Total	$783,059	$1,552	$763,761	$17,746
The fair values of the Company's U.S. pension plans' assets at December 31, 2011 by asset class are as follows:

(In thousands)	Total	Level 1	Level 2	Level 3
Domestic equities:
Common stocks	$39,295	$39,295	$—	$—
Mutual funds—equities	40,107	19	40,088	—
International equities—mutual funds	37,740	33,198	4,542	—
Fixed income investments:
U.S. Treasuries and collateralized securities	23,054	—	23,054	—
Corporate bonds and notes	5,507	5,507	—	—
Mutual funds—bonds	40,110	40,110	—	—
Other—mutual funds	19,392	19,392	—	—
Cash and money market accounts	4,032	4,032	—	—
Total	$209,237	$141,553	$67,684	$—

The fair values of the Company's international pension plans' assets at December 31, 2011 by asset class are as follows:

(In thousands)	Total	Level 1	Level 2	Level 3
Equity securities:
Mutual funds—equities	$247,629	$—	$247,629	$—
Fixed income investments:
Corporate bonds and notes	—	—	—	—
Mutual funds—bonds	294,010	—	294,010	—
Insurance contracts	63,169	—	63,169	—
Other:
Real estate funds / limited partnerships	43,122	—	31,097	12,025
Other mutual funds	63,568	—	63,568	—
Cash and money market accounts	2,665	2,665	—	—
Total	$714,163	$2,665	$699,473	$12,025
The following table summarizes changes in the fair value of Level 3 assets for 2011 and 2012:

Level 3 Asset Changes for the Twelve Months Ended December 31
(In thousands)	2012	2011	2010
Real Estate Limited Partnership:
Balance at beginning of year	$12,025	$10,184	$10,994
Contributions to partnership	2,535	5,697	2,344
Cash distributions received	(1,270)	(333)	(636)
Actual return on plan assets:
Related to asset still held at end of year	4,456	(3,523)	(2,518)
Balance at end of year	$17,746	$12,025	$10,184
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

Multiemployer Plans
The Company contributes to numerous multiemployer pension plans under the terms of collective-bargaining agreements that cover its union-represented employees, many of whom are temporary in nature. The risks of participating in multiemployer pension plans differ from traditional company-sponsored defined benefit plans as follows:

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

The Company's participation in multiemployer pension plans for the years ended December 31, 2012, 2011 and 2010 is outlined below. The Company considers significant plans to be those plans to which the Company contributed more than 5% of total contributions to the plan in a given plan year or for which the Company believes its share of the unfunded liability for the plan may be material to the Company. The most recent Pension Protection Act zone status available in 2012 and 2011 is for plan years ended in 2011 and 2010, respectively. The zone status is based on information that the Company received from the plan and is certified by the plan's actuary: Green represents a plan that is more than 80% funded; Yellow represents a plan that is between 65% and 80% funded; and Red represents a plan that is less than 65% funded.

(In thousands)
		Pension Protection Act Zone Status For Plan Years Ended
				Contributions By The Company For Plan Years Ended (b)					Expiration Date of Collective- Bargaining Agreement
							Subject to Financial Improvement Plan
	Identification Number							Surcharge Imposed
Pension Fund		2011	2010	2012	2011	2010
Significant multiemployer plans for which plan financial information is publicly available outside the Company's financial statements:
Cumberland MD Vicinity Building Construction Employees Trust Fund	52-6061646	Green	Green	$472	$477	$556	No	No	2013
Greater Pennsylvania Carpenters' Pension Fund	25-6135570	Green	Yellow	1,176	1,542	1,412	Yes	No	2014
Ohio Carpenters' Pension Plan	34-6574360	Green	Green	768	953	777	Yes	No	2013
Significant multiemployer plans for which plan financial information is not publicly available outside the Company's financial statements:
New Zealand Steel Pension Fund	018-054-531	N/A	N/A	909	891	810	Yes	No	2013
Summary aggregate information for multiemployer plans which are not individually significant:
All other multiemployer plans				12,489	16,418	13,602
Total Contributions (a)				$15,814	$20,281	$17,157

(a)
Contributions to multiemployer pension plans in 2010 do not include $8.3 million of plan withdrawal costs triggered as the Company has ceased, or expects to cease, contributing to ten multiemployer plans for certain locations as part of the Harsco Infrastructure Segment's restructuring initiatives. These restructuring initiatives are described in Note 18, Restructuring Programs. The $8.3 million of costs is included in the Other expenses line of the Consolidated Statements of Operations, as described in Note 16, Other Expenses.

(b)
These amounts represent either contributions for the plan year as confirmed by plan sponsors or the Company's estimates based on its fiscal year accounts payable records which will be updated as confirmation is received from plan sponsors.

For plan years ended 2012, 2011 and 2010, the Company contributed more than 5% of the total contributions to the Cumberland MD Vicinity Building Construction Employees Trust Fund. For plan years ended 2012, 2011 and 2010, the Company contributed more than 5% of the total contributions to the New Zealand Steel Pension Fund. At the date these financial statements were issued, financial information from plan sponsors was unavailable for plan years ended in 2012.
The New Zealand Steel Pension Fund is a defined benefit superannuation scheme registered in New Zealand under the Superannuation Schemes Act of 1989 to provide retirement benefits to the salaried employees of the New Zealand Steel United Group of companies. The New Zealand Steel Pension Fund financial statements for the years ended June 30, 2012 and 2011 indicated total assets of $252.5 million and $253.9 million, respectively; total actuarial present value of accumulated plan benefits of $283.7 million and $278.4 million, respectively; and total contributions for all participating employers of $10.6 million and $11.3 million, respectively.

10. Income Taxes
Income (loss) from continuing operations before income taxes and equity income as reported in the Consolidated Statements of Operations consists of the following:

(In thousands)	2012	2011	2010
United States	$40,411	$47,680	$23,037
International	(258,906)	(6,015)	(2,561)
Total income (loss) before income taxes and equity income	$(218,495)	$41,665	$20,476
Income tax expense as reported in the Consolidated Statements of Operations consists of the following:

(In thousands)	2012	2011	2010
Income tax expense (benefit):
Currently payable:
U.S. federal	$22,603	$4,249	$(325)
U.S. state	1,561	913	453
International	21,795	23,860	30,765
Total income taxes currently payable	45,959	29,022	30,893
Deferred U.S. federal	(3,831)	670	6,228
Deferred U.S. state	(843)	503	(56)
Deferred international	(6,034)	19,653	(32,789)
Total income tax expense	$35,251	$49,848	$4,276
Cash payments for income taxes, including taxes on the gain or loss from discontinued business, were $42.6 million, $42.3 million and $27.4 million for 2012, 2011 and 2010, respectively.
The following is a reconciliation of the normal expected statutory U.S. federal income tax rate to the effective income tax rate as a percentage of Income (loss) from continuing operations before income taxes and noncontrolling interest as reported in the Consolidated Statements of Operations:

	2012	2011	2010
U.S. federal income tax rate	35.0%	35.0%	35.0%
U.S. state income taxes, net of federal income tax benefit	(0.1)	2.9	5.1
U.S. domestic manufacturing deductions and credits	1.7	(9.6)	(5.9)
Change in permanent reinvestment assertion	—	—	9.3
Difference in effective tax rates on international earnings and remittances	(0.7)	(11.7)	(34.4)
Uncertain tax position contingencies and settlements	2.5	(18.0)	1.2
Changes in realization on beginning of the year deferred tax assets	(1.8)	89.1	8.4
Restructuring charges with no realizable tax benefits	(9.8)	23.0	11.2
U.S. nondeductible items	(0.7)	6.0	8.7
Deferred charges	—	—	(19.0)
Non-deductible goodwill impairment	(42.5)	—	—
Cumulative effect of change in statutory tax rates/laws	0.1	3.5	3.4
Other, net	0.2	(0.6)	(2.1)
Effective income tax rate	(16.1)%	119.6%	20.9%

The decrease in the effective income tax rate for 2012 compared with 2011 is the result of lower earnings from continuing operations, a non-deductible goodwill impairment charge of $265.0 million for which the Company has no tax basis as a result of historical stock acquisitions, and a change in the realizability of beginning of the year deferred tax assets of $37.3 million primarily related to the Company's U.K. deferred tax assets on its U.K. pension obligations recorded in 2011 and not repeated in 2012. The decrease in the effective tax rate for 2012 compared with 2011 was offset by a change in the earnings mix of the Company for year 2012 compared with prior years primarily due to the jurisdictional impact of the Company's restructuring charges, and the reduction in tax benefits from the lapse of several statutes of limitations for uncertain tax positions in 2012 compared to 2011.

The tax effects of the temporary differences giving rise to the Company's deferred tax assets and liabilities at December 31, 2012 and 2011 are as follows:

	2012		2011
(In thousands)	Asset	Liability	Asset	Liability
Depreciation and amortization	$—	$99,219	$—	$120,590
Expense accruals	38,595	—	43,418	—
Inventories	2,649	—	2,588	—
Provision for receivables	1,677	—	2,205	—
Deferred revenue	—	2,014	—	2,065
Operating loss carryforwards	99,475	—	79,408	—
Foreign tax credit carryforwards	24,223	—	29,540	—
Pensions	104,413	—	95,657	—
Currency adjustments	26,661	—	30,813	—
Post-retirement benefits	1,160	—	1,079	—
Other	25,324	—	19,299	—
Subtotal	324,177	101,233	304,007	122,655
Valuation allowance	(126,532)	—	(99,617)	—
Total deferred income taxes	$197,645	$101,233	$204,390	$122,655
The deferred tax asset and liability balances recognized on the Consolidated Balance Sheets at December 31, 2012 and 2011 are as follows:

(In thousands)	2012	2011
Other current assets	$45,672	$50,694
Other assets	70,271	59,200
Other current liabilities	(651)	(729)
Deferred income taxes	(18,880)	(27,430)
At December 31, 2012, the tax-effected amount of net operating loss carryforwards ("NOLs") totaled $99.5 million. Tax-effected NOLs from international operations are $90.4 million. Of that amount, $63.6 million can be carried forward indefinitely, and $26.8 million will expire at various times between 2013 and 2032. Tax-effected U.S. state NOLs are $9.1 million. Of that amount, $0.1 million expire at various times between 2013 and 2017, $3.1 million expire at various times between 2018 and 2022, $2.7 million expire at various times between 2023 and 2027, and $3.2 million expire at various times between 2028 and 2032.
The valuation allowances of $126.5 million and $99.6 million at December 31, 2012 and 2011, respectively, related principally to deferred tax assets for U.K. pension liabilities, NOLs, currency translation and foreign investment tax credits that are uncertain as to realizability. Due to the negative financial performance of the Company's U.K. operations and restructuring charges, the Company recorded a non-cash tax expense of approximately $6.1 million and $35.4 million in 2012 and 2011 to recognize a valuation allowance to fully offset the U.K. operations' net deferred tax assets primarily related to U.K. pension liabilities and losses from operations, as the Company determined it is more likely than not that these assets will not be realized. Additionally in 2011, the Company recorded an additional valuation allowance of approximately $22.9 million through Accumulated other comprehensive loss related to U.K. pension liability adjustments that were recorded through Accumulated other comprehensive loss during 2011. Excluding the valuation allowance activity related to the Company's U.K. operations, the remaining increase in valuation allowances resulted primarily from restructuring charges that were incurred in certain jurisdictions which generated losses, where the Company determined it is more likely than not that these assets will not be realized.
The Company has not provided U.S. income taxes on certain of its non-U.S. subsidiaries' undistributed earnings as such amounts are indefinitely reinvested outside the United States. At December 31, 2012 and 2011, such earnings were approximately $882 million and $834 million, respectively. If these earnings were repatriated at December 31, 2012, the one-time tax cost associated with the repatriation would be approximately $166 million.
The Company has a tax holiday in Asia that expired in 2012. The Company no longer has tax holidays in Europe and the Middle East as they have all expired. During 2011, the tax holidays resulted in a reduction of $0.1 million in income tax expense, while during 2010 and 2012 these tax holidays resulted in no change to income tax expense.

The Company recognizes accrued interest and penalty expense related to unrecognized income tax benefits ("UTB") in income tax expense. During 2012, 2011 and 2010 the Company recognized an income tax benefit of $1.8 million, $1.0 million and $0.3 million, respectively, for interest and penalties. The Company has accrued $8.0 million and $9.7 million for the payment of interest and penalties at December 31, 2012 and 2011, respectively.
A reconciliation of the change in the UTB balance from January 1, 2010 to December 31, 2012 is as follows:

(In thousands)	Unrecognized Income Tax Benefits	Deferred Income Tax Benefits	Unrecognized Income Tax Benefits, Net of Deferred Income Tax Benefits
Balances, January 1, 2010	$36,791	$(949)	$35,842
Additions for tax positions related to the current year (includes currency translation adjustment)	1,846	—	1,846
Additions for tax positions related to prior years (includes currency translation adjustment)	313	(44)	269
Other reductions for tax positions related to prior years	(429)	—	(429)
Statutes of limitation expirations	(2,348)	156	(2,192)
Settlements	(284)	99	(185)
Balance at December 31, 2010	$35,889	$(738)	$35,151
Additions for tax positions related to the current year (includes currency translation adjustment)	2,534	(10)	2,524
Additions for tax positions related to prior years (includes currency translation adjustment)	4,014	(11)	4,003
Other reductions for tax positions related to prior years	(147)	—	(147)
Statutes of limitation expirations	(8,521)	224	(8,297)
Settlements	(361)	18	(343)
Balance at December 31, 2011	$33,408	$(517)	$32,891
Additions for tax positions related to the current year (includes currency translation adjustment)	584	(8)	576
Additions for tax positions related to prior years (includes currency translation adjustment)	37	2	39
Other reductions for tax positions related to prior years	(3,987)	—	(3,987)
Statutes of limitation expirations	(5,124)	154	(4,970)
Settlements	—	—	—
Total unrecognized income tax benefits that, if recognized, would impact the effective income tax rate at December 31, 2012	$24,918	$(369)	$24,549
Included in the additions for tax positions related to the current year for 2012 is approximately $0.2 million of unrecognized tax benefits that created additional operating losses in a foreign jurisdiction. To the extent the unrecognized tax benefit is recognized, a full valuation allowance would be recorded against these operating losses.
Included in the other reductions for tax positions related to prior years for 2012 is $4.0 million of previously unrecognized tax benefits, which were recognized in 2012 as a result of changes in legislation in a foreign jurisdiction. These benefits were previously deemed to not meet the more likely than not standard.
Within the next twelve months, it is reasonably possible that up to $3.8 million of unrecognized income tax benefits will be recognized upon settlement of tax examinations and the expiration of various statutes of limitations
The Company files its income tax returns as prescribed by the tax laws of the jurisdictions in which it operates. With few exceptions, the Company is no longer subject to U.S. and international examinations by tax authorities for the years through 2006.

11. Commitments and Contingencies
Environmental
The Company is involved in a number of environmental remediation investigations and cleanups and, along with other companies, has been identified as a "potentially responsible party" for certain waste disposal sites. While each of these matters is subject to various uncertainties, it is probable that the Company will agree to make payments toward funding certain of these activities and it is possible that some of these matters will be decided unfavorably to the Company. The Company has evaluated its potential liability, and its financial exposure is dependent upon such factors as the continuing evolution of environmental laws and regulatory requirements, the availability and application of technology, the allocation of cost among potentially responsible parties, the years of remedial activity required and the remediation methods selected. The Consolidated Balance Sheets at December 31, 2012 and 2011 include accruals in Other current liabilities of $1.9 million and $2.5 million, respectively, for environmental matters. The amounts charged against pre-tax income related to environmental matters totaled $1.2 million, $2.0 million and $2.6 million in 2012, 2011 and 2010, respectively.
The Company evaluates its liability for future environmental remediation costs on a quarterly basis. Although actual costs to be incurred at identified sites in future periods may vary from the estimates (given inherent uncertainties in evaluating environmental exposures), the Company does not expect that any costs that are reasonably possible to be incurred by the Company in connection with environmental matters in excess of the amounts accrued would have a material adverse effect on the Company's financial condition, results of operations or cash flows.
Brazilian Tax Disputes
The Company is involved in a number of tax disputes with federal, state and municipal tax authorities in Brazil. These disputes are at various stages of the legal process, including the administrative review phase and the collection action phase, and include assessments of fixed amounts of principal and penalties, plus interest charges that increase at statutorily determined amounts per month and are assessed on the aggregate amount of the principal and penalties. In addition, the losing party at the collection action or court of appeals phase could be subject to a charge to cover statutorily mandated legal fees, which are generally calculated as a percentage of the total assessed amounts due, inclusive of penalty and interest. A large number of the claims relate to value-added ("ICMS"), services and social security ("INSS") tax disputes. The largest proportion of the assessed amounts relate to ICMS claims filed by the State Revenue Authorities from the State of São Paulo, Brazil (the "SPRA"), encompassing the period from January 2002 to May 2005.
In October 2009, the Company received notification of the SPRA's final administrative decision regarding the levying of ICMS in the State of São Paulo in relation to services provided to a customer in the State between January 2004 and May 2005. As of December 31, 2012, the principal amount of the tax assessment from the SPRA with regard to this case is approximately $3 million, with penalty, interest and fees assessed to date increasing such amount by an additional $29 million. Any increase in the aggregate amount since the Company's last Quarterly Report on Form 10-Q is due to an increase in assessed interest and statutorily mandated legal fees for the quarter. All such amounts include the effect of foreign currency translation.
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
The Company intends to continue its practice of vigorously defending itself against these tax claims under various alternatives, including judicial appeal. The Company will continue to evaluate its potential liability with regard to these claims on a quarterly basis; however, it is not possible to predict the ultimate outcome of these tax-related disputes in Brazil. No loss provision has been recorded in the Company's consolidated financial statements because the loss contingency is not deemed probable, and the Company does not expect that any costs that are reasonably possible to be incurred by the Company in connection with Brazilian tax disputes would have a material adverse effect on the Company's financial condition, results of operations or cash flows.

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
At December 31, 2012, there are 18,302 pending asbestos personal injury claims filed against the Company. Of these cases, 17,813 are pending in the New York Supreme Court for New York County in New York State. The other claims, totaling 489, are filed in various counties in a number of state courts, and in certain Federal District Courts (including New York), and those complaints generally assert lesser amounts of damages than the New York State court cases or do not state any amount claimed.
As of December 31, 2012, the Company has obtained dismissal by stipulation, or summary judgment prior to trial, in 26,480 cases.
In view of the persistence of asbestos litigation nationwide, the Company expects to continue to receive additional claims. However, there have been developments during the past several years, both by certain state legislatures and by certain state courts, which could favorably affect the Company's ability to defend these asbestos claims in those jurisdictions. These developments include procedural changes, docketing changes, proof of damage requirements and other changes that require plaintiffs to follow specific procedures in bringing their claims and to show proof of damages before they can proceed with their claim. An example is the action taken by the New York Supreme Court (a trial court), which is responsible for managing all asbestos cases pending within New York County in the State of New York. This Court issued an order in December 2002 that created a Deferred or Inactive Docket for all pending and future asbestos claims filed by plaintiffs who cannot demonstrate that they have a malignant condition or discernible physical impairment, and an Active or In Extremis Docket for plaintiffs who are able to show such medical condition. As a result of this order, the majority of the asbestos cases filed against the Company in New York County have been moved to the Inactive Docket until such time as the plaintiffs can show that they have incurred a physical impairment. At December 31, 2012, the Company has been listed as a defendant in 651 Active or In Extremis asbestos cases in New York County. The Court's Order has been challenged by some plaintiffs.
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

The Company intends to continue its practice of vigorously defending these claims and cases. It is not possible to predict the ultimate outcome of asbestos-related lawsuits, claims and proceedings due to the unpredictable nature of personal injury litigation, and no loss provision has been recorded in the Company's consolidated financial statements because a loss contingency is not deemed probable or estimable. Despite this uncertainty, and although results of operations and cash flows for a given period could be adversely affected by asbestos-related lawsuits, claims and proceedings, the Company does not expect that any costs that are reasonably possible to be incurred by the Company in connection with asbestos litigation would have a material adverse effect on the Company's financial condition, results of operations or cash flows.
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
Insurance liabilities are recorded when it is probable that a liability has been incurred for a particular event and the amount of loss associated with the event can be reasonably estimated. Insurance reserves have been estimated based primarily upon actuarial calculations and reflect the undiscounted estimated liabilities for ultimate losses, including claims incurred but not reported. Inherent in these estimates are assumptions that are based on the Company's history of claims and losses, a detailed analysis of existing claims with respect to potential value, and current legal and legislative trends. If actual claims differ from those projected by management, changes (either increases or decreases) to insurance reserves may be required and would be recorded through income in the period the change was determined. When a recognized liability is covered by third-party insurance, the Company records an insurance claim receivable to reflect the covered liability. Insurance claim receivables are included in Other receivables on the Company's Consolidated Balance Sheets. See Note 1, Summary of Significant Accounting Policies, to the consolidated financial statements for the year ended December 31, 2012 for additional information on Accrued Insurance and Loss Reserves.

12. Capital Stock
The authorized capital stock of the Company consists of 150,000,000 shares of common stock and 4,000,000 shares of preferred stock, both having a par value of $1.25 per share. The preferred stock is issuable in series with terms as fixed by the Board of Directors (the "Board"). No preferred stock has been issued. Under the Company's Preferred Stock Purchase Rights Agreement (the "Agreement"), the Board authorized and declared a dividend distribution of one right for each share of common stock outstanding on the record date. The rights may only be exercised if, among other things and with certain exceptions, a person or group has acquired 15% or more of the Company's common stock without the prior approval of the Board. Each right entitles the holder to purchase 1/100th share of Harsco Series A Junior Participating Cumulative Preferred Stock at an exercise price of $230. Once the rights become exercisable, the holder of a right will be entitled, upon payment of the exercise price, to purchase a number of shares of common stock calculated to have a value of two times the exercise price of the right. The rights expire on October 9, 2017, do not have voting power, and may be redeemed by the Company at a price of $0.001 per right at any time until the 10th business day following public announcement that a person or group has accumulated 15% or more of the Company's common stock. The Agreement also includes an exchange feature. At December 31, 2012 and 2011, 805,846 and 804,772 shares, respectively, of $1.25 par value preferred stock were reserved for issuance upon exercise of the rights.
The Board of Directors has authorized the repurchase of shares of common stock as follows:

	Shares Authorized to be Purchased January 1	Additional Shares Authorized for Purchase	Shares Purchased	Remaining Shares Authorized for Purchase December 31
2010	2,000,000	—	—	2,000,000
2011	2,000,000	—	286,577	1,713,423
2012	1,713,423	—	—	1,713,423
At December 31, 2012, 1,713,423 shares remained available for repurchase under the Company's share repurchase program. On January 28, 2013, the Board of Directors increased the number of shares available for repurchase under the Company's share repurchase program and extended the program for one additional year. As a result, the Company is currently authorized to repurchase up to 2,000,000 shares through January 31, 2014. When and if appropriate, repurchases are made in open market transactions, depending on market conditions. Share repurchases may not occur and may be discontinued at any time.

In addition to the above purchases,14,677, 28,503 and 38,909 shares were repurchased in 2012, 2011 and 2010, respectively, in connection with the issuance of shares as a result of vested restricted stock units. In 2012, no shares were repurchased in connection with the issuance of shares as a result of stock option exercises. In 2011 and 2010, the Company repurchased 41,974 and 24,008 shares, respectively, in connection with the issuance of shares as a result of stock option exercises. In 2012, the Company repurchased 10,536 shares in connection with the issuance of shares as a result of other stock grants. No such repurchases were made in 2011 or 2010. The following table summarizes the Company's common stock:

	Common Stock
	Shares Issued	Treasury Shares	Outstanding Shares
Outstanding, January 1, 2010	111,387,185	31,034,126	80,353,059
Stock Options Exercised	115,493	24,008	91,485
Vested Restricted Stock Units	108,424	38,909	69,515
Outstanding, December 31, 2010	111,611,102	31,097,043	80,514,059
Stock Options Exercised	199,032	41,974	157,058
Vested Restricted Stock Units	121,133	28,503	92,630
Treasury Shares Purchased	—	286,577	(286,577)
Outstanding, December 31, 2011	111,931,267	31,454,097	80,477,170
Stock Options Exercised	38,900	—	38,900
Vested Restricted Stock Units	45,898	14,677	31,221
Other Stock Grants	47,873	10,536	37,337
Outstanding, December 31, 2012	112,063,938	31,479,310	80,584,628
The following is a reconciliation of the average shares of common stock used to compute basic earnings per common share to the shares used to compute diluted earnings per common share as shown in the Consolidated Statements of Operations:

(Amounts in thousands, except per share data)	2012	2011	2010
Income (loss) from continuing operations attributable to Harsco Corporation common stockholders	$(253,693)	$(9,447)	$10,885

Weighted-average shares outstanding—basic	80,632	80,736	80,569
Dilutive effect of stock-based compensation	—	—	192
Weighted-average shares outstanding—diluted	80,632	80,736	80,761
Earnings (loss) from continuing operations per common share, attributable to Harsco Corporation common stockholders:
Basic	$(3.15)	$(0.12)	$0.14

Diluted	$(3.15)	$(0.12)	$0.13
The following average outstanding stock-based compensation units were not included in the computation of diluted earnings per share because the effect was antidilutive:

(In thousands)	2012	2011	2010
Restricted stock units	148	64	9
Stock options	389	755	—
Stock appreciation rights	530	—	—
Other stock-based compensation units	317	554	—

13. Stock-Based Compensation
The 1995 Executive Incentive Compensation Plan, as amended, authorizes the issuance of up to 8,000,000 shares of the Company's common stock for use in paying incentive compensation awards in the form of stock options or other equity awards such as restricted stock, restricted stock units or stock appreciation rights. The 1995 Non-Employee Directors' Stock Plan authorizes the issuance of up to 600,000 shares of the Company's common stock for equity awards. Both plans have been approved by the Company's stockholders. At December 31, 2012, there were 1,165,744 and 186,190 shares available for granting equity awards under the 1995 Executive Incentive Compensation Plan and the 1995 Non-Employee Directors' Stock Plan, respectively.
Restricted Stock Units
The Board approves the granting of performance-based restricted stock units as the long-term equity component of director, officer and certain key employee compensation. The restricted stock units require no payment from the recipient and compensation cost is measured based on the market price on the grant date and is generally recorded over the vesting period. The vesting period for restricted stock units granted to non-employee directors is one year, and each restricted stock unit is exchanged for a like number of shares of Company stock following the termination of the participant's service as a director. Generally, restricted stock units granted to officers and certain key employees prior to 2012 vest on a pro rata basis over a three-year period, and the specified retirement age is 62. Restricted stock units granted in March and May of 2012 "cliff" vest at the end of three years, and the specified retirement age is 62. Upon vesting, each restricted stock unit is exchanged for a like number of new shares of the Company's stock. Restricted stock units do not have an option for cash payment.
The following table summarizes restricted stock units issued and the compensation expense recorded for 2012, 2011 and 2010:
Stock-Based Compensation Expense

	Restricted Stock Units	Fair Value per Unit	Expense
(Dollars in thousands, except per unit)			2012	2011	2010
Directors:
May 1, 2009	16,000	27.28	$—	$—	$145
May 3, 2010	16,000	30.99	—	165	331
May 2, 2011	20,192	34.79	234	468	—
May 2, 2012	27,930	21.58	402	—	—
December 4, 2012	2,688	19.95	—	—	—
Employees:
January 23, 2007	101,700	38.25	—	—	41
January 22, 2008	130,950	45.95	—	68	1,601
January 27, 2009	106,625	25.15	43	614	667
November 19, 2009	15,000	31.90	—	12	298
January 25, 2010	1,000	31.49	1	10	20
September 22, 2010	25,000	23.47	20	373	194
April 26, 2011	3,750	32.10	44	29	—
September 20, 2011	13,500	21.18	151	111	—
January 23, 2012	30,000	17.81	168	—	—
March 16, 2012	44,268	21.39	130	—	—
May 4, 2012	56,233	17.34	213	—	—
September 10, 2012	5,985	19.05	11	—	—
November 16, 2012	5,000	16.45	3	—	—
Total			$1,420	$1,850	$3,297

Restricted stock unit activity for 2012, 2011 and 2010 was as follows:

	Restricted Stock Units	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2010	229,491	$34.45
Granted	42,000	26.53
Vested	(124,424)	35.81
Forfeited	(6,532)	35.23
Nonvested at December 31, 2010	140,535	30.83
Granted	37,442	29.61
Vested	(113,136)	33.55
Forfeited	(2,200)	25.15
Nonvested at December 31, 2011	62,641	25.39
Granted	172,104	19.23
Vested	(67,861)	24.86
Forfeited	(25,411)	20.35
Nonvested at December 31, 2012	141,473	$19.19
At December 31, 2012, the total unrecognized compensation cost related to nonvested restricted stock units was $1.9 million, which will be recognized over a weighted-average period of approximately two years.
Stock Options
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
Stock option activity for 2012, 2011 and 2010 was as follows:

	Shares Under Option	Weighted Average Exercise Price	Aggregate Intrinsic Value (in millions)(a)
Outstanding, January 1, 2010	389,970	$15.66	$6.7
Exercised	(115,493)	13.77	—
Expired	(805)	16.33	—
Outstanding, December 31, 2010	273,672	16.46	3.3
Granted	617,500	31.75	—
Exercised	(199,032)	15.95	—
Forfeited/Expired	(30,300)	30.92	—
Outstanding, December 31, 2011	661,840	30.22	0.2
Exercised	(38,900)	18.23	—
Forfeited/Expired	(294,940)	31.29	—
Outstanding, December 31, 2012	328,000	$30.67	$0.2

(a)	Intrinsic value is defined as the difference between the current market value and the exercise price, for those options where the market price exceeds the exercise price.
In January 2011, 617,500 stock options were granted. The Company used a binomial lattice model to estimate the fair value of $10.90 for this stock-based award. The fair value was estimated with the following assumptions: Dividend yield—2.5%; Volatility—40.6%; Risk-free interest rate—0.6%; and Expected life—seven years. These assumptions are based on multiple factors, including the historical volatility of the Company's stock price. The options vest three years from the grant date and expire seven years after the grant date. No compensation expense was recognized in 2012 for stock options due to forfeitures. Compensation expense recognized in 2011 for stock options totaled $2.0 million. No compensation expense was recognized in 2010.
At December 31, 2012, the total unrecognized compensation cost related to nonvested stock options was $1.1 million, which is expected to be recognized over a period of approximately one year.
Net cash proceeds from the exercise of stock options totaled $0.7 million, $2.4 million and $1.0 million in 2012, 2011 and 2010, respectively.

The total intrinsic value of options exercised during 2012, 2011 and 2010 was $0.1 million, $2.2 million and $1.7 million, respectively.
The following table summarizes information concerning outstanding and exercisable options at December 31, 2012:

	Options Outstanding				Options Exercisable
Range of Exercisable Prices	Vested	Unvested	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life in Years	Number Exercisable	Weighted Average Exercise Price Per Share
$16.96 - $16.96	24,000	—	$16.96	0.33	24,000	$16.96
$31.75 - $31.75	—	304,000	31.75	5.07	—	—
	24,000	304,000	$30.67	4.72	24,000	$16.96
At December 31, 2012, outstanding options, substantially all of which are expected to vest, have a weighted-average remaining contractual life of 4.72 years and an aggregate intrinsic value of $0.2 million. Vested and currently exercisable options have a weighted-average remaining contractual life of 0.33 years and an aggregate intrinsic value of $0.2 million.
Weighted-average grant-date fair value of unvested options during the year ended December 31, 2012 was as follows:

	Shares Under Option	Weighted Average Grant-Date Fair Value
Outstanding, January 1, 2012	589,000	$10.90
Forfeited	(285,000)	10.90
Outstanding, December 31, 2012	304,000	$10.90

Stock Appreciation Rights
During 2012, the Company issued Stock Appreciation Rights ("SARs") covering 318,452 shares in March, 345,502 shares in May and 43,058 shares in September under the 1995 Executive Incentive Compensation Plan to officers and key executive employees.
The fair value of each SAR grant was estimated on the date of grant using a Black-Scholes pricing model with the following assumptions:

	March 2012 Grant	May 2012 Grant	September 2012 Grant
Risk-free interest rate	1.56%	1.18%	1.00%
Dividend yield	3.50%	4.20%	3.80%
Expected life (years)	6.5	6.5	6.5
Volatility	43.9%	44.0%	44.3%
SAR grant price	$23.73	$19.65	$21.37
Fair value of SAR award	$6.10	$4.77	$6.20
A summary of activity relating to SARs for the year ended December 31, 2012 was as follows:

	SARs
	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (in millions)	Weighted Average Remaining Contractual Term (Years)
Outstanding, January 1, 2012	—	$—	$—
Granted	707,012	21.23
Forfeited/expired	(181,725)	21.23
Outstanding, December 31, 2012	525,287	$21.23	$1.2	9.3
No SARs are vested or exercisable at December 31, 2012.
Unrecognized compensation expense related to SARs not yet exercisable was $2.3 million at December 31, 2012. This cost is expected to be recognized over a weighted average period of approximately 4.3 years.

Other Stock Grants
During 2012, the Company issued 43,873 shares to its then Interim Chief Executive Officer as part of his compensation agreement. In addition, 4,000 shares were issued to other employees under incentive award programs. All shares vested immediately and were not subject to any holding period restrictions. Fair value of the grants were based on the market price of Company stock at the grant date. Expense recognized in 2012 for these grants total $1.0 million.
There was no change, a $1.1 million increase and a $0.1 million decrease of excess tax benefits principally from restricted stock units recognized in 2012, 2011 and 2010, respectively.

14. Financial Instruments
Off-Balance Sheet Risk
As collateral for the Company's performance and to insurers, the Company is contingently liable under standby letters of credit, bonds and bank guarantees in the amounts of $208.8 million and $273.6 million at December 31, 2012 and 2011, respectively. These standby letters of credit, bonds and bank guarantees are generally in force for up to five years. Certain issues have no scheduled expiration date. The Company pays fees to various banks and insurance companies that range from 0.32% to 1.93% per annum of the instruments' face value. If the Company were required to obtain replacement standby letters of credit, bonds and bank guarantees at December 31, 2012 for those currently outstanding, it is the Company's opinion that the replacement costs would be within the present fee structure.
The Company has currency exposures in approximately 50 countries. The Company's primary foreign currency exposures during 2012 were in the European Economic and Monetary Union, the United Kingdom and Brazil.
Off-Balance Sheet Risk—Third-Party Guarantees
In connection with the licensing of one of the Company's trade names and providing certain management services (the furnishing of selected employees), the Company guarantees the debt of certain third parties related to its international operations. These guarantees are provided to enable the third parties to obtain financing for their operations. The Company receives fees from these operations, which are included as Service revenues in the Company's Consolidated Statements of Operations. The Company recorded revenue from these entities of $1.3 million, $1.2 million and $1.9 million during 2012, 2011 and 2010, respectively. The guarantees are renewed on an annual basis and the Company would only be required to perform under the guarantees if the third parties default on their debt. The maximum potential amount of future payments (undiscounted) related to these guarantees was $0.7 million and $1.6 million at December 31, 2012 and 2011, respectively. There is no recognition of this potential future payment in the consolidated financial statements as the Company believes the potential for making these payments is remote. At December 31, 2012, there is one guarantee outstanding that was renewed in December 2012.
The Company provided an environmental indemnification for properties that were sold to a third-party in 2007. The maximum term of this guarantee is 20 years, and the Company would be required to perform under the guarantee only if an environmental matter is discovered on the properties. The Company is not aware of environmental issues related to these properties. There is no recognition of this potential future payment in the consolidated financial statements as the Company believes the potential for making this payment is remote.
The Company provided an environmental indemnification for property from a lease that terminated in 2006. The term of this guarantee is indefinite, and the Company would be required to perform under the guarantee only if an environmental matter was discovered on the property relating to the time the Company leased the property. The Company is not aware of any environmental issues related to this property. The maximum potential amount of future payments (undiscounted) related to this guarantee is estimated to be $3.0 million at both December 31, 2012 and 2011. There is no recognition of this potential future payment in the consolidated financial statements as the Company believes the potential for making this payment is remote.
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
Any liabilities related to the Company's obligation to stand ready to act on third-party guarantees are included in Other current liabilities or Other liabilities (as appropriate) on the Consolidated Balance Sheets. Any recognition of these liabilities did not have a material impact on the Company's financial condition or results of operations for 2012, 2011 or 2010.

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
Derivative Instruments and Hedging Activities
The Company uses derivative instruments, including foreign currency forward exchange contracts, commodity contracts and cross currency interest rate swaps, to manage certain foreign currency, commodity price and interest rate exposures. Derivative instruments are viewed as risk management tools by the Company and are not used for trading or speculative purposes.
All derivative instruments are recorded on the Consolidated Balance Sheets at fair value. Changes in the fair value of derivatives used to hedge foreign currency denominated balance sheet items are reported directly in earnings along with offsetting transaction gains and losses on the items being hedged. Derivatives used to hedge forecasted cash flows associated with foreign currency commitments or forecasted commodity purchases may be accounted for as cash flow hedges, as deemed appropriate and if the criteria for hedge accounting are met. Gains and losses on derivatives designated as cash flow hedges are deferred as a separate component of equity and reclassified to earnings in a manner that matches the timing of the earnings impact of the hedged transactions. Generally, at December 31, 2012, these deferred gains and losses will be reclassified to earnings over 10 to 15 years from the balance sheet date. The ineffective portion of all hedges, if any, is recognized currently in earnings.
The fair value of outstanding derivative contracts recorded as assets and liabilities on the Consolidated Balance Sheets at December 31, 2012 and 2011 was as follows:

	Asset Derivatives		Liability Derivatives
(in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
December 31, 2012
Derivatives designated as hedging instruments:
Cross currency interest rate swaps	Other assets	$39,058	Other liabilities	$14,346

Derivatives not designated as hedging instruments:
Foreign currency forward exchange contracts	Other current assets	$853	Other current liabilities	$1,775

	Asset Derivatives		Liability Derivatives
(in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
December 31, 2011
Derivatives designated as hedging instruments:
Foreign currency forward exchange contracts	Other current assets	$274	Other current liabilities	$—
Cross currency interest rate swaps	Other assets	44,636	Other liabilities	1,792
Total derivatives designated as hedging instruments		$44,910		$1,792

Derivatives not designated as hedging instruments:
Foreign currency forward exchange contracts	Other current assets	$2,912	Other current liabilities	$1,207

The effect of derivative instruments in the Consolidated Statements of Operations and the Consolidated Statements of Comprehensive Income during 2012, 2011 and 2010 was as follows:
Derivatives Designated as Hedging Instruments

(In thousands)	Amount of Gain (Loss) Recognized in Other Comprehensive Income ("OCI") on Derivative—Effective Portion	Location of Gain (Loss) Reclassified from Accumulated OCI into Income—Effective Portion	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income—Effective Portion	Location of Gain (Loss) Recognized in Income on Derivative—Ineffective Portion and Amount Excluded from Effectiveness Testing	Amount of Gain (Loss) Recognized in Income on Derivative—Ineffective Portion and Amount Excluded from Effectiveness Testing
Twelve Months Ended December 31, 2012:
Foreign currency forward exchange contracts	$(152)	Cost of services and products sold	$270		$—
Cross currency interest rate swaps	(4,748)		—	Cost of services and products sold	(13,384)	(a)
	$(4,900)		$270		$(13,384)
Twelve Months Ended December 31, 2011:
Foreign currency forward exchange contracts	$887		$83		$—
Cross currency interest rate swaps	7,230		—	Cost of services and products sold	7,642	(a)
	$8,117		$83		$7,642
Twelve Months Ended December 31, 2010:
Foreign currency forward exchange contracts	$32		$—		$—
Commodity contracts	20	Cost of services and products sold	20	Cost of services and products sold	10
Cross currency interest rate swaps	(1,119)		—	Cost of services and products sold	21,734	(a)
	$(1,067)		$20		$21,744

(a)	These gains (losses) offset foreign currency fluctuation effects on the debt principal.

Derivatives Not Designated as Hedging Instruments

	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative for the Twelve Months Ended December 31(a)
(In thousands)		2012	2011	2010
Foreign currency forward exchange contracts	Cost of services and products sold	$(3,529)	$7,238	$1,483

(a)	These gains (losses) offset amounts recognized in cost of service and products sold principally as a result of intercompany or third-party foreign currency exposures.

Commodity Derivatives
The Company periodically uses derivative instruments to hedge cash flows associated with purchase or selling price exposure to certain commodities. The Company's commodity derivative activities are subject to the management, direction and control of the Company's Risk Management Committee, which approves the use of all commodity derivative instruments. There were no commodity derivative contracts outstanding at December 31, 2012 and 2011.

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

The Company uses derivative instruments to hedge cash flows related to foreign currency fluctuations. Foreign currency forward exchange contracts outstanding are part of a worldwide program to minimize foreign currency exchange operating income and balance sheet exposure by offsetting foreign currency exposures of certain future payments between the Company and its various subsidiaries, suppliers or customers. The unsecured contracts are with major financial institutions. The Company may be exposed to credit loss in the event of non-performance by the contract counterparties. The Company evaluates the creditworthiness of the counterparties and does not expect default by them. Foreign currency forward exchange contracts are used to hedge commitments, such as foreign currency debt, firm purchase commitments and foreign currency cash flows for certain export sales transactions.
The following tables summarize, by major currency, the contractual amounts of the Company's foreign currency forward exchange contracts in U.S. dollars at December 31, 2012 and 2011. The "Buy" amounts represent the U.S. dollar equivalent of commitments to purchase foreign currencies, and the "Sell" amounts represent the U.S. dollar equivalent of commitments to sell foreign currencies. The recognized gains and losses offset amounts recognized in cost of services and products sold principally as a result of intercompany or third-party foreign currency exposures.
Contracted Amounts of Foreign Currency Exchange Forward Contracts Outstanding at December 31, 2012:

(In thousands)	Type	U.S. Dollar Equivalent	Maturity	Recognized Gain (Loss)
British pounds sterling	Sell	$—		$—
British pounds sterling	Buy	6,141	January 2013 through February 2013	58
Euros	Sell	264,234	January 2013 through March 2013	(1,082)
Euros	Buy	116,618	January 2013 through February 2013	187
Other currencies	Sell	2,811	January 2013 through March 2013	(15)
Other currencies	Buy	44,291	January 2013	(71)
Total		$434,095		$(923)
Contracted Amounts of Foreign Currency Exchange Forward Contracts Outstanding at December 31, 2011:

(In thousands)	Type	U.S. Dollar Equivalent	Maturity	Recognized Gain (Loss)
British pounds sterling	Sell	$18,350	January 2012	$(20)
British pounds sterling	Buy	4,364	January 2012	(12)
Euros	Sell	178,889	January 2012 through October 2012	2,345
Euros	Buy	105,247	January 2012 through April 2012	(878)
Other currencies	Sell	2,957	January 2012 through March 2012	62
Other currencies	Buy	14,656	January 2012	235
Total		$324,463		$1,732
In addition to foreign currency forward exchange contracts, the Company designates certain loans as hedges of net investments in international subsidiaries. The Company recorded pre-tax net losses of $5.3 million and pre-tax net gains of $6.3 million and $19.0 million related to hedges of net investments during 2012, 2011 and 2010, respectively, in Accumulated other comprehensive loss.
Cross Currency Interest Rate Swaps
The Company uses cross currency interest rate swaps in conjunction with certain debt issuances in order to secure a fixed local currency interest rate. Under these cross currency interest rate swaps, the Company receives interest based on a fixed or floating U.S. dollar rate and pays interest on a fixed local currency rate based on the contractual amounts in dollars and the local currency, respectively. The cross currency interest rate swaps are recorded on the Consolidated Balance Sheets at fair value, with changes in value attributed to the effect of the swaps' interest spread recorded in Accumulated other comprehensive loss. Changes in value attributed to the effect of foreign currency fluctuations are recorded in the Consolidated Statements of Operations and offset currency fluctuation effects on the debt principal. The following table indicates the contractual amounts of the Company's cross currency interest rate swaps:

	Contractual Amounts	Interest Rates
(In millions)		Receive	Pay
Maturing 2018	$250.0	Fixed U.S. dollar rate	Fixed euro rate
Maturing 2020	220.0	Fixed U.S. dollar rate	Fixed British pound sterling rate
Maturing 2013 through 2017	4.8	Floating U.S. dollar rate	Fixed rupee rate

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
The fair value hierarchy distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity's own assumptions about market participant assumptions based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

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
The following table indicates the fair value hierarchy of the financial instruments of the Company at December 31, 2012 and 2011:

Level 2 Fair Value Measurements (In thousands)	December 31 2012	December 31 2011
Assets
Foreign currency forward exchange contracts	$853	$3,186
Cross currency interest rate swaps	39,058	44,636
Liabilities
Foreign currency forward exchange contracts	1,775	1,207
Cross currency interest rate swaps	14,346	1,792
The following table reconciles the beginning and ending balances for liabilities measured on a recurring basis using unobservable inputs (Level 3) for 2012 and 2011:

Level 3 Liabilities—Contingent Consideration for the Twelve Months Ended December 31 (In thousands)	2012	2011
Balance at beginning of year	$—	$3,872
Fair value adjustments included in earnings	—	(3,966)
Effect of exchange rate changes	—	94
Balance at end of year	$—	$—
The Company primarily applies the market approach for recurring fair value measurements and endeavors to utilize the best available information. Accordingly, the Company utilizes valuation techniques that maximize the use of observable inputs, such as forward rates, interest rates, the Company's credit risk and counterparties' credit risks, and which minimize the use of unobservable inputs. The Company is able to classify fair value balances based on the ability to observe those inputs. Commodity derivatives, foreign currency forward exchange contracts and cross currency interest rate swaps are classified as Level 2 fair value based upon pricing models using market-based inputs. Model inputs can be verified, and valuation techniques do not involve significant management judgment.
The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and short-term borrowings approximate fair value due to the short-term maturities of these assets and liabilities. At December 31, 2012 and 2011, the total fair value of long-term debt, including current maturities, was $1.0 billion and $935.1 million, respectively, compared to carrying value of $960.7 million and $857.4 million, respectively. Fair values for debt are based on quoted market prices (Level 1) for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities.

Concentrations of Credit Risk
Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. The Company places its cash and cash equivalents with high-quality financial institutions and, by policy, limits the amount of credit exposure to any single institution.
Concentrations of credit risk with respect to accounts receivable are generally limited in the Harsco Infrastructure and Harsco Industrial Segments due to the Company's large number of customers and their dispersion across different industries and geographies. However, the Company's Harsco Metals & Minerals Segment and, to a lesser extent, the Harsco Rail Segment have several large customers throughout the world with significant accounts receivable balances. Consolidation in the global steel or rail industries could result in an increase in concentration of credit risk for the Company.
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

Other Information
The measurement basis of segment profit or loss is operating income (loss). There are no significant inter-segment sales. Corporate assets include principally cash, prepaid taxes, fair value of derivative instruments and U.S. deferred income taxes. Countries with revenues from unaffiliated customers and net property, plant and equipment of ten percent or more of the consolidated totals (in at least one period presented) are as follows:
Information by Geographic Area (a)

	Revenues from Unaffiliated Customers			Property, Plant and Equipment, Net
	Twelve Months Ended			Balances at
	December 31			December 31
(In thousands)	2012	2011	2010	2012	2011	2010
United States	$1,108,051	$1,087,454	$1,010,290	$242,890	$276,966	$291,470
United Kingdom	331,894	398,222	420,458	115,775	114,521	141,014
All Other	1,606,073	1,817,064	1,607,930	907,560	882,997	934,489
Totals including Corporate	$3,046,018	$3,302,740	$3,038,678	$1,266,225	$1,274,484	$1,366,973

(a)	Revenues are attributed to individual countries based on the location of the facility generating the revenue.
In 2012, 2011 and 2010, sales to one customer, ArcelorMittal, principally in the Harsco Metals & Minerals Segment, were $283.3 million, $361.9 million and $359.0 million, respectively. For 2011 and 2010, these amounts represented more than 10% of the Company's consolidated revenues. These revenues were provided under multiple long-term contracts at several mill sites. In addition, the Harsco Metals & Minerals Segment is dependent largely on the global steel industry, and in 2012, 2011 and 2010 there were two customers, including ArcelorMittal, that each provided in excess of 10% of this Segment's revenues under multiple long-term contracts at several mill sites. The loss of any one of these contracts would not have a material adverse impact upon the Company's financial position or cash flows; however, it could have a material effect on quarterly or annual results of operations. Additionally, consolidation in the global steel industry has increased the Company's exposure to these customers. Should additional consolidations occur involving some of the steel industry's larger companies which are customers of the Company, it would result in an increase in concentration of credit risk for the Company.
In the fourth quarter of 2012, the Company recorded a non-cash goodwill impairment charge of $265.0 million related to the Harsco Infrastructure Segment. See Note 6, Goodwill and Other Intangibles, for additional disclosure regarding the goodwill impairment charge.
In the fourth quarter of 2011, the Company implemented the 2011/2012 Restructuring Program to further optimize rental assets and sales inventories in the Harsco Infrastructure Segment; reduce the number of administrative locations in the Harsco Infrastructure Segment and Harsco Metals & Minerals Segment; and reduce the global workforce in the Harsco Infrastructure and Harsco Metals & Minerals Segments. The Harsco Infrastructure Segment and Harsco Metals & Minerals Segment recorded pre-tax charges of $88.6 million and $5.5 million respectively, for the 2011/2012 Restructuring Program in 2012. The Harsco Infrastructure Segment and Harsco Metals & Minerals Segment recorded pre-tax charges of $87.6 million and $12.8 million respectively, for the 2011/2012 Restructuring Program in 2011.
In the fourth quarter of 2010, the Harsco Infrastructure Segment implemented the Fourth Quarter 2010 Harsco Infrastructure Program as a countermeasure to global economic and financial conditions that adversely affected the Company's end markets. This Segment recorded net pre-tax charges of $84.4 million related to this restructuring initiative. See Note 18, Restructuring Programs, for additional disclosure regarding these restructuring programs.

Operating Information by Segment:

	Twelve Months Ended
	December 31
(In thousands)	2012	2011	2010
Revenues
Harsco Metals & Minerals	$1,404,103	$1,588,302	$1,461,531
Harsco Infrastructure	937,293	1,108,293	1,031,807
Harsco Rail	352,036	300,029	313,262
Harsco Industrial	352,586	306,116	231,898
Corporate	—	—	180
Total Revenues	$3,046,018	$3,302,740	$3,038,678
Operating Income (Loss)
Harsco Metals & Minerals	$85,523	$109,593	$117,915
Harsco Infrastructure	(368,657)	(125,555)	(145,346)
Harsco Rail	56,079	58,746	66,124
Harsco Industrial	60,160	50,656	42,871
Corporate	(7,895)	(5,791)	(3,133)
Total Operating Income (Loss)	$(174,790)	$87,649	$78,431
Total Assets
Harsco Metals & Minerals	$1,561,973	$1,537,538	$1,541,117
Harsco Infrastructure	1,018,979	1,371,143	1,534,379
Harsco Rail	188,348	213,410	208,338
Harsco Industrial	81,035	80,784	58,918
Corporate	125,634	136,002	126,468
Total Assets	$2,975,969	$3,338,877	$3,469,220
Depreciation and Amortization
Harsco Metals & Minerals	$163,137	$183,784	$180,306
Harsco Infrastructure	89,814	107,621	114,861
Harsco Rail	10,116	10,133	11,110
Harsco Industrial	3,098	2,805	2,832
Corporate	5,952	6,098	6,130
Total Depreciation and Amortization	$272,117	$310,441	$315,239
Capital Expenditures
Harsco Metals & Minerals	$189,358	$212,009	$123,153
Harsco Infrastructure	63,137	88,456	54,858
Harsco Rail	4,133	4,497	9,498
Harsco Industrial	3,669	4,938	1,722
Corporate	4,726	3,201	3,117
Total Capital Expenditures	$265,023	$313,101	$192,348
Reconciliation of Segment Operating Income (Loss) to Consolidated Income From Continuing Operations Before Income Taxes and Equity Income:

	Twelve Months Ended
	December 31
(In thousands)	2012	2011	2010
Segment operating income (loss)	$(166,895)	$93,440	$81,564
General Corporate expense	(7,895)	(5,791)	(3,133)
Operating income (loss) from continuing operations	(174,790)	87,649	78,431
Interest income	3,676	2,751	2,668
Interest expense	(47,381)	(48,735)	(60,623)
Income (loss) from continuing operations before income taxes and equity income	$(218,495)	$41,665	$20,476

Information about Products and Services:

	Revenues from Unaffiliated Customers
	Twelve Months Ended
	December 31
(In thousands)	2012	2011	2010
Product Group
Outsourced, on-site services to steel mills and other metals producers and resource recovery technologies for the re-use of industrial waste stream by-products	$1,333,248	$1,518,902	$1,393,794
Engineered scaffolding, concrete forming and shoring, and other access-related services, rentals and sales	937,293	1,108,293	1,031,807
Railway track maintenance services and equipment	352,036	300,029	313,262
Air-cooled heat exchangers	175,896	142,960	112,170
Industrial grating products	136,157	113,388	76,975
Industrial abrasives and roofing granules	70,855	69,399	67,737
Heat transfer products	40,533	49,769	42,753
General Corporate	—	—	180
Consolidated Revenues	$3,046,018	$3,302,740	$3,038,678

16. Other Expenses
During 2012, 2011 and 2010, the Company recorded pre-tax other expenses from continuing operations of $93.8 million, $102.7 million and $86.5 million, respectively. The major components of this income statement category are as follows:

	Other (Income) Expenses
(In thousands)	2012	2011	2010
Net gains	$(5,848)	$(6,162)	$(7,792)
Contingent consideration adjustments	—	(3,966)	(10,620)
Employee termination benefits costs	31,158	36,174	24,816
Costs to exit activities	38,626	10,007	34,384
Product line rationalization	24,966	66,063	34,302
Impaired asset write-downs	7,152	—	9,966
Other (income) expense	(2,278)	624	1,417
Total	$93,776	$102,740	$86,473
Substantially all other expenses in 2012, 2011 and 2010 were incurred in conjunction with restructuring programs initiated within the Harsco Infrastructure Segment and the Harsco Metals & Minerals Segment in 2011 and the Harsco Infrastructure Segment in 2010. See Note 18, Restructuring Programs, for additional information on these programs.
Net Gains
Net gains result from the sales of redundant properties (primarily land, buildings and related equipment) and non-core assets. In 2012, gains related to assets sold principally in the United States. In 2011, gains related to assets sold principally in the United Kingdom and the United States. In 2010, gains related to assets sold principally in the United States and Western Europe.

	Net Gains
(In thousands)	2012	2011	2010
Harsco Metals & Minerals Segment	$(2,449)	$(1,666)	$(3,942)
Harsco Infrastructure Segment	(2,198)	(3,607)	(3,253)
Harsco Industrial Segment	(1,089)	(889)	(597)
Corporate	(112)	—	—
Total	$(5,848)	$(6,162)	$(7,792)
Cash proceeds associated with these gains are included in proceeds from the sale of assets in the cash flows from investing activities section of the Consolidated Statements of Cash Flows.

Contingent Consideration Adjustments
Certain of the Company's acquisitions in prior years included contingent consideration features for which defined goals needed to be met by the acquired business in order for payment of the consideration. Each quarter until settlement of these contingencies, the Company assessed the likelihood that an acquired business would achieve the goals and the resulting fair value of the contingency. In accordance with accounting standards for business combinations, these adjustments were recognized in operating income (loss) from continuing operations in the Consolidated Statements of Operations as a component of the other expenses line item. The Company's assessment of these performance goals resulted in the following reductions to previously recognized contingent consideration liabilities:

	Contingent Consideration Adjustments
(In thousands)	2012	2011	2010
Harsco Infrastructure Segment	$—	$(3,966)	$(10,620)
All contingent consideration liabilities have been settled and there was no recorded contingent consideration liability as of December 31, 2012 and 2011.
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
The total amount of employee termination benefit costs incurred during 2012, 2011 and 2010 is presented in the table below. The employee termination benefit costs in 2012 related primarily to the 2011/2012 Restructuring Program and were primarily in Western Europe, North America, the United Kingdom and the Asia-Pacific region. The employee termination benefits costs in 2011 related primarily to the 2011/2012 Restructuring Program and were primarily in Western Europe and the United Kingdom. The employee termination benefit costs in 2010 related primarily to the Fourth Quarter 2010 Harsco Infrastructure Program in addition to initiatives in the Harsco Metals & Minerals Segment and were primarily in the United Kingdom, Western Europe and North America.

	Employee Termination Benefit Costs
(In thousands)	2012	2011	2010
Harsco Metals & Minerals Segment	$8,082	$18,533	$4,684
Harsco Infrastructure Segment	17,291	16,546	19,068
Harsco Rail Segment	245	296	578
Harsco Industrial Segment	418	423	486
Corporate	5,122	376	—
Total	$31,158	$36,174	$24,816

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

In 2012, $38.6 million of exit costs were incurred, principally related to Western Europe, the United States and the United Kingdom. This consists primarily of branch structure reduction and office rationalization costs in the Harsco Infrastructure and Harsco Metals & Minerals Segments. Costs to exit activities included $10.9 million of gains from currency translation adjustments recognized in earnings. The currency translation adjustments are non-cash items recognized when the Company has substantially liquidated its investment in a foreign entity. The Company exited certain countries and recognized such adjustment gains in conjunction with the Company's 2011/2012 Restructuring Program.
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

	Costs to Exit Activities
(In thousands)	2012	2011	2010
Harsco Metals & Minerals Segment	$3,627	$1,313	$930
Harsco Infrastructure Segment	34,820	8,694	33,458
Harsco Industrial Segment	—	—	(4)
Corporate	179	—	—
Total	$38,626	$10,007	$34,384

Product Line Rationalization
The product line rationalization charges of $25.0 million, $66.1 million and $34.3 million in 2012, 2011 and 2010, respectively, represent a write-down of certain rental assets and sale inventories in the Harsco Infrastructure Segment that were discontinued as part of the 2011/2012 Restructuring Program and the Fourth Quarter 2010 Harsco Infrastructure Program, to streamline and optimize product offerings. These charges are net of estimated salvage value. Salvage values were based on estimates of proceeds to be realized through the sale of this inventory outside the normal course of business.
The 2011/2012 Restructuring Program and the Fourth Quarter 2010 Harsco Infrastructure Program should result in a reduction in the number of product lines offered and is an extension of the Harsco Infrastructure Segment initiative to optimize the operating footprint and reduce the number of operating locations. By streamlining the product offerings, the Company anticipates it should improve customer service to allow for more efficient operations, thereby reducing selling, engineering, logistics, warehousing and maintenance costs; minimizing future capital expenditures due to reduced product line offerings; improving capacity utilization; and eliminating unnecessary redundancy in its product offering. Customers will be serviced using available alternative systems that should ensure no reduction in the rental capacity of the Company.
Impaired Asset Write-downs
Impaired asset write-downs are measured as the amount by which the carrying amount of assets exceeds their fair value. Fair value is estimated based upon the expected future realizable cash flows including anticipated selling prices. Non-cash impaired asset write-downs are included in other, net on the Consolidated Statements of Cash Flows as adjustments to reconcile net income (loss) to net cash provided by operating activities.
There were impaired asset write-downs recorded of $7.2 million in 2012. In 2012, impaired asset write-downs were recorded in the Harsco Metals & Minerals Segment principally in the Asia-Pacific region resulting from exiting an underperforming contract. There were no impaired asset write-downs recorded in 2011. There were impaired asset write-downs recorded of $10.0 million in 2010. In 2010, impaired asset write-downs of were recorded principally in the Harsco Infrastructure Segment in the United Kingdom and in the Harsco Metals & Minerals Segment in the United States. The Harsco Infrastructure Segment write-downs in 2010 related primarily to adjustments to realizable value for two lines of business upon transfer to assets held for sale in other current assets on the Consolidated Balance Sheets in conjunction with the Fourth Quarter 2010 Harsco Infrastructure Program.

	Impaired Asset Write-downs
(In thousands)	2012	2011	2010
Harsco Metals & Minerals Segment	$7,152	$—	$1,028
Harsco Infrastructure Segment	—	—	8,938
Total	$7,152	$—	$9,966

17. Components of Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss is included on the Consolidated Statements of Stockholders' Equity. The components of Accumulated other comprehensive loss, net of the effect of income taxes, are as follows:
Accumulated Other Comprehensive Loss—Net of Tax

	December 31
(In thousands)	2012	2011
Cumulative foreign exchange translation adjustments	$62,308	$51,313
Effective portion of cash flow hedges	(8,139)	(3,807)
Cumulative unrecognized actuarial losses on pension obligations	(465,286)	(411,641)
Unrealized loss on marketable securities	(51)	(56)
Accumulated other comprehensive loss	$(411,168)	$(364,191)

18. Restructuring Programs
The Company instituted restructuring programs in 2010 and 2011 as detailed below.  The overall objective of the programs was to balance short-term profitability goals with long-term strategies to establish platforms upon which the affected businesses could grow with reduced fixed investment while generating annual operating expense savings.  The programs were instituted in response to the continuing impact of global financial and economic uncertainty on the Company’s end markets, particularly in the Company’s Harsco Infrastructure Segment.
Within the Harsco Infrastructure Segment, these restructuring programs are part of an ongoing strategy to improve organizational efficiency and enhance profitability and stockholder value.  The strategy includes optimizing the Segment as a more streamlined, efficient, cost-effective, disciplined and market-focused global platform.
Restructuring costs incurred in these programs were recorded in the Other expenses line of the Consolidated Statements of Operations.

2011/2012 Restructuring Program
Under the 2011/2012 Restructuring Program, the Company optimized rental assets and sale inventories by removing non-core assets under an expanded product rationalization and branch structure reduction program undertaken in its Harsco Infrastructure Segment; and reduced the global workforce in the Harsco Infrastructure and Harsco Metals & Minerals Segments.  As previously disclosed in the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2011, the Company incurred approximately $101 million in pre-tax charges under this program in 2011. Benefits under this program, in the form of reduced costs, were $55 million in 2012 and are expected to be more than $63 million when fully annualized in 2013. Certain benefits under this program were accelerated and resulted in greater than initially anticipated cost savings in 2012.

The restructuring accrual for the 2011/2012 Restructuring Program at December 31, 2012 and the activity for the year then ended are as follows:

(In thousands)	Accrual December 31 2011	Additional Expenses Incurred (a)	Non-Cash Charges / Adjustments	Cash Payments	Foreign Currency Translation	Remaining Accrual December 31 2012
Harsco Infrastructure Segment
Employee termination benefit costs	$14,500	$17,495	$(326)	$(25,265)	$595	$6,999
Cost to exit activities	2,833	45,927	215	(39,997)	22	9,000
Total Harsco Infrastructure Segment (b)	17,333	63,422	(111)	(65,262)	617	15,999

Harsco Metals & Minerals Segment
Employee termination benefit costs	12,737	4,974	—	(11,017)	(200)	6,494
Cost to exit activities	—	499	—	—	—	499
Total Harsco Metals & Minerals Segment	12,737	5,473	—	(11,017)	(200)	6,993

Harsco Rail Segment
Employee termination benefit costs	50	67	—	(117)	—	—

Harsco Corporate
Employee termination benefit costs	351	371	—	(709)	—	13
Total	$30,471	$69,333	$(111)	$(77,105)	$417	$23,005
(a)     Includes principally the recognition of additional expenses due to timing considerations under U.S. GAAP, as well as adjustments to previously recorded restructuring charges resulting from changes in facts and circumstances in the implementation of these activities.
(b)     The table does not include $25.0 million of non-cash product rationalization expense or $17.7 million of proceeds from asset sales under the 2011/2012 Restructuring Program for this Segment as these items did not impact the restructuring accrual during 2012.
Cash payments related to the remaining accrual at December 31, 2012 are expected to be paid principally throughout 2013 with approximately $7 million of exit activity costs for lease terminations expected to be paid over the remaining life of the leases.

Fourth Quarter 2010 Harsco Infrastructure Program
Under the Fourth Quarter 2010 Harsco Infrastructure Program, the Harsco Infrastructure Segment reduced its branch structure; consolidated and/or closed administrative office locations; reduced its global workforce; and rationalized its product lines.

The restructuring accrual for the Fourth Quarter 2010 Harsco Infrastructure Program at December 31, 2012 and the activity for the year then ended are as follows:

(In thousands)	Accrual December 31 2011	Adjustments to Previously Recorded Restructuring Charges (a)	Cash Payments	Foreign Currency Translation	Remaining Accrual December 31 2012
Harsco Infrastructure Segment
Cost to exit activities	$11,929	$(805)	$(4,178)	$(155)	$6,791
Employee termination benefit costs	211	(208)	—	(3)	—
Other	7	(5)	—	(2)	—
Total	$12,147	$(1,018)	$(4,178)	$(160)	$6,791
(a)       Adjustments to previously recorded restructuring charges resulted from changes in facts and circumstances in the implementation of these activities.

Approximately $6 million of the December 31, 2012 balance relates to payment of multiemployer pension plan withdrawal liabilities and is expected to be paid through 2023 under contractual payment terms with the related plan administrators.  The remaining balance primarily relates to costs for lease terminations that are expected to be paid over the remaining life of the leases.
Prior Restructuring Programs
Other restructuring actions were undertaken in 2010, in addition to the Fourth Quarter 2010 Harsco Infrastructure Program described above, to reduce the Company’s cost structure.
The restructuring accrual for those prior restructuring programs at December 31, 2012 and the activity for the year then ended are as follows:

(In thousands)	Accrual December 31 2011	Adjustments to Previously Recorded Restructuring Charges (a)	Cash Payments	Foreign Currency Translation	Remaining Accrual December 31 2012
Harsco Metals & Minerals Segment
Employee termination benefit costs	$1,280	$(1,263)	$(43)	$26	$—
Cost to exit activities	727	—	(124)	(13)	590
Total	$2,007	$(1,263)	$(167)	$13	$590

(a)       Adjustments to previously recorded restructuring charges resulted from changes in facts and circumstances in the implementation of these activities.
Cash payments related to the remaining accrual at December 31, 2012 are expected to be paid in 2013.

Two-Year Summary of Quarterly Results (Unaudited)
(In millions, except per share amounts)

	2012
Quarterly	First		Second		Third		Fourth
Revenues	$752.3		$770.6		$756.8		$766.3
Gross profit (a)	158.7		185.8		176.8		169.5
Net income (loss) attributable to Harsco Corporation	(29.4)	(d)	12.7	(d)	26.4	(d)	(264.4)	(d)(e)
Basic earnings (loss) per share attributable to Harsco Corporation common stockholders:
Continuing operations	$(0.36)	(d)	$0.16	(d)	$0.32	(d)	$(3.27)	(d)(e)
Discontinued operations (b)	(0.01)		—		—		—
Basic earnings (loss) per share attributable to Harsco Corporation common stockholders	$(0.36)	(f)	$0.16		$0.33	(f)	$(3.28)	(f)
Diluted earnings (loss) per share attributable to Harsco Corporation common stockholders:
Continuing operations	$(0.36)		$0.16		$0.32		$(3.27)	(e)
Discontinued operations (b)	(0.01)		—		—		—
Diluted earnings (loss) per share attributable to Harsco Corporation common stockholders	$(0.36)	(f)	$0.16		$0.33	(f)	$(3.28)	(f)

	2011
Quarterly	First	Second		Third	Fourth
Revenues	$779.1	$875.1		$855.9	$792.7
Gross profit (a)	168.6	207.9		184.5	171.1
Net income (loss) attributable to Harsco Corporation	11.4	37.7		31.8	(92.5)	(c)
Basic earnings (loss) per share attributable to Harsco Corporation common stockholders:
Continuing operations	$0.15	$0.47		$0.40	$(1.14)	(c)
Discontinued operations (b)	(0.01)	(0.01)		(0.01)	—
Basic earnings (loss) per share attributable to Harsco Corporation common stockholders	$0.14	$0.47	(f)	$0.39	$(1.15)	(f)
Diluted earnings (loss) per share attributable to Harsco Corporation common stockholders:
Continuing operations	$0.15	$0.47		$0.40	$(1.14)	(c)
Discontinued operations (b)	(0.01)	(0.01)		(0.01)	—
Diluted earnings (loss) per share attributable to Harsco Corporation common stockholders	$0.14	$0.47	(f)	$0.39	$(1.15)	(f)

(a)	Gross profit is defined as Revenues less costs and expenses associated directly with or allocated to products sold or services rendered.

(b)	Discontinued operations related principally to the Gas Technologies Segment which was sold in the fourth quarter of 2007.

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

(d)
During 2012, the Company incurred an additional $94.5 million of pre-tax restructuring charges, or $1.06 per basic and diluted share, related to the 2011/2012 Restructuring Program. During the first, second, third and fourth quarters of 2012 there were $35.4 million, $29.7 million, $8.5 million and $20.9 million of pre-tax restructuring charges incurred, respectively.

(e)
In the fourth quarter of 2012, the Company incurred a $265.0 million, pre-tax goodwill impairment charge, or $3.29 per basic and diluted share. Please refer to Note 6, Goodwill and Other Intangible Assets.

(f)	Does not total due to rounding.

Common Stock Price and Dividend Information
(Unaudited)

	Market Price Per Share		Dividends Declared Per Share
	High	Low
2012
First quarter	$24.48	$19.80	$0.205
Second quarter	23.86	18.57	0.205
Third quarter	22.45	19.35	0.205
Fourth quarter	23.54	18.40	0.205

2011
First quarter	$36.63	$28.45	$0.205
Second quarter	36.78	29.46	0.205
Third quarter	34.07	18.85	0.205
Fourth quarter	24.96	17.77	0.205

Item 9.    Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

Item 9A.    Controls and Procedures.
Based on the evaluation required by Securities Exchange Act Rules 13a-15(b) and 15d-15(b), the Company's management, including the Chief Executive Officer and Interim Chief Financial Officer, conducted an evaluation of the effectiveness of disclosure controls and procedures, as defined in Securities Exchange Act Rules 13a-15(3) and 15d-15(e), at December 31, 2012. Based on that evaluation, the Chief Executive Officer and Interim Chief Financial Officer concluded that the disclosure controls and procedures were effective. There have been no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting during the fourth quarter of 2012.
Management's Report on Internal Controls Over Financial Reporting is included in Part II, Item 8, "Financial Statements and Supplementary Data." The effectiveness of the Company's internal control over financial reporting at December 31, 2012 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in the Report of Independent Registered Public Accounting Firm appearing in Part II, Item 8, "Financial Statements and Supplementary Data," which expresses an unqualified opinion on the effectiveness of the Company's internal control over financial reporting at December 31, 2012.

Item 9B.    Other Information.
None.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance.
The information regarding executive officers of the Company required by this Item is set forth as a Supplementary Item, titled "Executive Officers of the Registrant," at the end of Part I of this Annual Report on Form 10-K (pursuant to Instruction 3 to Item 401(b) of Regulation S-K). The other information required by this Item is incorporated herein by reference from the disclosures that will be included under the sections entitled "Corporate Governance," "Nominees for Director," "The Nominating Process," "Report of the Audit Committee" and "Section 16(a) Beneficial Ownership Reporting Compliance" of the Company's Definitive Proxy Statement for its 2013 Annual Meeting of Stockholders (the "2013 Proxy Statement"), which will be filed pursuant to SEC Regulation 14A not later than 120 days after the end of the Company's fiscal year ended December 31, 2012.
The Company's Code of Conduct (the "Code"), which applies to all officers, directors and employees of the Company, may be found on the Company's Internet website, www.harsco.com. The Company intends to disclose on its website any amendments to the Code or any waiver from a provision of the Code granted to an officer or director of the Company. The Code is available in print, without charge, to any person who requests it. To request a copy of the Code please contact the Company's Senior Director—Corporate Communications at (717) 763-7064.

Item 11.    Executive Compensation.
The information regarding compensation of executive officers and directors required by this Item is incorporated herein by reference from the disclosures that will be included under the sections entitled "Executive Compensation," "Compensation Discussion and Analysis" and "Non-Employee Director Compensation" of the 2013 Proxy Statement. The other information required by this Item is incorporated herein by reference from the disclosures that will be included under the sections entitled "Compensation Committee Interlocks and Insider Participation" and "Compensation Committee Report" of the 2013 Proxy Statement.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information regarding security ownership of certain beneficial owners and management required by this Item is incorporated herein by reference from the disclosures that will be included under the section entitled "Share Ownership of Directors, Management and Certain Beneficial Owners" of the 2013 Proxy Statement.
Equity compensation plan information is incorporated herein by reference from the disclosures that will be included under the section entitled "Proposal 4: Approval of the 2013 Equity and Incentive Compensation Plan information (As of December 31, 2012)" of the 2013 Proxy Statement.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.
The information regarding certain relationships and related transactions required by this Item is incorporated herein by reference from the disclosures that will be included under the section entitled "Transactions with Related Persons" of the 2013 Proxy Statement. The information regarding director independence required by this Item is incorporated herein by reference from the disclosures that will be included under the section entitled "Corporate Governance" of the 2013 Proxy Statement.

Item 14.    Principal Accounting Fees and Services.
The information regarding principal accounting fees and services required by this Item is incorporated herein by reference from the disclosures that will be included under the sections entitled "Report of the Audit Committee" and "Fees Billed by the Independent Auditors for Audit and Non-Audit Services" of the 2013 Proxy Statement.

PART IV
Item 15.    Exhibits and Financial Statement Schedules.

(a)	1. The Index to Consolidated Financial Statements and Supplementary Data is located under Part II, Item 8, "Financial Statements and Supplementary Data."

Page
Index to Consolidated Financial Statements and Supplementary Data	45

2. The following financial statement schedule should be read in conjunction with the Consolidated Financial Statements under Part II, Item 8, "Financial Statements and Supplementary Data":

Page
Schedule II—Valuation and Qualifying Accounts for the years 2012, 2011 and 2010	99
Financial statement schedules other than that listed above are omitted because the required information is not applicable, or because the information required is included in the consolidated financial statements.

SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS
Continuing Operations
(In thousands)

COLUMN A	COLUMN B	COLUMN C		COLUMN D			COLUMN E
		Additions		Additions (Deductions)
Description	Balance at Beginning of Period	Charged to Cost and Expenses		Due to Currency Translation Adjustments	Other		Balance at End of Period
For the year 2012:
Allowance for Doubtful Accounts	$17,829	$11,266		$166	$(12,008)	(a)	$17,253
Deferred Tax Assets—Valuation Allowance	$99,617	$18,552		$3,449	$4,914		$126,532
For the year 2011:
Allowance for Doubtful Accounts	$20,283	$7,880		$(677)	$(9,657)	(a)	$17,829
Deferred Tax Assets—Valuation Allowance	$29,469	$47,575	(b)	$(312)	$22,885	(c)	$99,617
For the year 2010:
Allowance for Doubtful Accounts	$24,495	$9,962		$(336)	$(13,838)	(a)	$20,283
Deferred Tax Assets—Valuation Allowance	$22,744	$4,754		$(347)	$2,318		$29,469

(a)	Includes principally the utilization of previously reserved amounts.

(b)	Includes principally a valuation allowance recorded to fully offset the U.K. operations' net deferred tax assets primarily related to U.K. pension liabilities.

(c)	Includes principally a valuation allowance recorded on other comprehensive income (loss) activity related to U.K. pension.

Listing of Exhibits Filed with Form 10-K

Exhibit Number	Description of Global Exhibit
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

3(c)	Certificate of Designation filed September 25, 1997 (incorporated by reference to the Company's Annual Report on Form 10-K for the period ended December 31, 1997, Commission File Number 001-03970).
3(d)	By-laws as amended July 30, 2012 (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2012, Commission File Number 001-03970).
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

4(b)	Preferred Stock Purchase Rights Agreement (incorporated by reference to Registration Statement on Form 8-A dated October 2, 1987, Commission File Number 001-03970).
4(c)	Rights Agreement dated September 25, 2007 (incorporated by reference to the Company's Current Report on Form 8-K dated September 26, 2007, Commission File Number 001-03970).
4(d)	Debt and Equity Securities (incorporated by reference to the Company's Registration Statement on Form S-3 dated December 15, 1994, Registration No. 33-56885).
4(e) (i)
Indenture, dated as of May 1, 1985, by and between Harsco Corporation and The Chase Manhattan Bank (National Association), as trustee (incorporated by reference to the Company's Current Report on Form 8-K dated September 8, 2003, Commission File Number 001-03970).

4(e) (ii)
First Supplemental Indenture, dated as of April 12, 1995, by and among Harsco Corporation, The Chase Manhattan Bank (National Association), as resigning trustee, and Chemical Bank, as successor trustee (incorporated by reference to the Company's Current Report on Form 8-K dated September 8, 2003, Commission File Number 001-03970).

4(e) (iii)
Second Supplemental Indenture, dated as of September 12, 2003, by and between Harsco Corporation and J.P. Morgan Chase Bank, as trustee (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2003, Commission File Number 001-03970).

4(f)	Form of 5.125% Global Senior Note due September 15, 2013 (incorporated by reference to the Company's Current Report on Form 8-K dated September 11, 2003, Commission File Number 001-03970).
4(g) (i)
Indenture, dated as of May 15, 2008, by and between Harsco Corporation and the Bank of New York, as trustee (incorporated by reference to the Company's Current Report on Form 8-K dated May 20, 2008, Commission File Number 001-03970).

4(g) (ii)
Supplemental Indenture, dated as of May 15, 2008, by and between Harsco Corporation and the Bank of New York, as trust (incorporated by reference to the Company's Current Report on Form 8-K dated May 20, 2008, Commission File Number 001-03970).

4(g) (iii)
Form of Global Security representing Harsco Corporation's 5.75% Senior Notes due 2018 (incorporated by reference to the Company's Current Report on Form 8-K dated May 20, 2008, Commission File Number 001-03970).

4(h) (i)
Indenture, dated as of September 20, 2010, by and between Harsco Corporation and Wells Fargo Bank, National Association, as trustee (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2010, Commission File Number 001-03970).

4(h) (ii)
First Supplemental Indenture, dated as of September 20, 2010, by and between Harsco Corporation and Wells Fargo Bank, National Association, as trustee (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2010, Commission File Number 001-03970).

4(h) (iii)	Form of 2.700% Senior Notes due 2015 (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2010, Commission File Number 001-03970).

Exhibit Number	Description of Global Exhibit
Material Contracts—Credit and Underwriting Agreements
10(a)
Commercial Paper Dealer Agreement dated September 24, 2003, between ING Belgium SA/NV and Harsco Finance B.V. (incorporated by reference to the Company's Annual Report on Form 10-K for the period ended December 31, 2003, Commission File Number 001-03970).

10(a)(i)
Commercial Paper Dealer Agreement dated September 24, 2003, between ING Belgium SA/NV and Harsco Finance B.V.—Supplement No. 1 to the Dealer Agreement (incorporated by reference to the Company's Current Report on Form 8-K dated November 10, 2005, Commission File Number 001-03970).

10(b)
Commercial Paper Payment Agency Agreement Dated October 1, 2000, between Salomon Smith Barney Inc. and Harsco Corporation (incorporated by reference to the Company's Annual Report on Form 10-K for the period ended December 31, 2000, Commission File Number 001-03970).

10(d)
Issuing and Paying Agency Agreement, Dated October 12, 1994, between Morgan Guaranty Trust Company of New York and Harsco Corporation (incorporated by reference to the Company's Annual Report on Form 10-K for the period ended December 31, 1994, Commission File Number 001-03970).

10(v)
Amended and Restated Five-Year Credit Agreement, dated March 2, 2012, among the Company, the lenders named therein, Citibank, N.A., as administrative agent, RBS Securities Inc., as syndication agent, and the Bank of Tokyo-Mitsubishi UFJ, Ltd., HSBC Bank USA, National Association, ING Bank N.V., Dublin Branch, JPMorgan Chase Bank, N.A. and Lloyds TSB Bank PLC, as documentation agents (incorporated by reference to the Company's Current Report on Form 8-K dated March 7, 2012, Commission File No. 001-03970).

Material Contracts—Management Contracts and Compensatory Plans
10(c)	Form of Change in Control Severance Agreement (incorporated by reference to the Company's Annual Report on Form 10-K for the period ended December 31, 2010, Commission File Number 001-03970).
10(e)
Harsco Corporation Supplemental Retirement Benefit Plan as amended and restated January 1, 2009 (incorporated by reference to the Company's Annual Report on Form 10-K, for the period ended December 31, 2008, Commission File Number 001-03970).

10(f)
Trust Agreement between Harsco Corporation and Dauphin Deposit Bank and Trust Company dated July 1, 1987 relating to the Supplemental Retirement Benefit Plan (incorporated by reference to the Company's Annual Report on Form 10-K for the period ended December 31, 1987, Commission File Number 001-03970).

10(g)
Harsco Corporation Supplemental Executive Retirement Plan as amended (incorporated by reference to the Company's Annual Report on Form 10-K for the period ended December 31, 1991, Commission File Number 001-03970).

10(h)
Trust Agreement between Harsco Corporation and Dauphin Deposit Bank and Trust Company dated November 22, 1988 relating to the Supplemental Executive Retirement Plan (incorporated by reference to the Company's Annual Report on Form 10-K for the period ended December 31, 1988, Commission File Number 001-03970).

10(i) (i)
Harsco Corporation 1995 Executive Incentive Compensation Plan as Amended and Restated (incorporated by reference to Proxy Statement dated March 23, 2004 on Exhibit B pages B-1 through B15, Commission File Number 001-03970).

10(i) (ii)
Amendment No. 1 to the Harsco Corporation 1995 Executive Incentive Compensation Plan (incorporated by reference to the Company's Annual Report on Form 10-K for the period ended December 31, 2008, Commission File Number 001-03970).

10(i) (iii)
Harsco Corporation 1995 Executive Incentive Compensation Plan, as Amended and Restated effective March 12, 2012 (incorporated by reference to the Company's Current Report on Form 8-K dated March 13, 2012, Commission File No. 001-03970).

10(j)
Authorization, Terms and Conditions of the Annual Incentive Awards, as Amended and Restated April 27, 2004, under the 1995 Executive Incentive Compensation Plan (incorporated by reference to the Company's Current Report on Form 8-K dated March 23, 2006, Commission File Number 001-03970).

10(k)
Authorization, Terms and Conditions of Other Performance Awards under the Harsco Corporation 1995 Executive Incentive Compensation Plan (as amended and restated) (incorporated by reference to the Company's Current Report on Form 8-K dated March 22, 2007, Commission File Number 001-03970).

10(l)
Special Supplemental Retirement Benefit Agreement for D. C. Hathaway (incorporated by reference to the Company's Annual Report on Form 10-K for the period ended December 31, 1988, Commission File Number 001-03970).

10(m)	Harsco Corporation Form of Restricted Stock Units Agreement (Directors) (incorporated by reference to the Company's Current Report on Form 8-K dated April 26, 2005, Commission File Number 001-03970).

Exhibit Number	Description of Global Exhibit
10(o)
Harsco Corporation Deferred Compensation Plan for Non-Employee Directors (as Amended and Restated as of December 31, 2008) (incorporated by reference to the Company's Annual Report on Form 10-K for the period ended December 31, 2008, Commission File Number 001-03970).

10(p) (i)
Harsco Corporation 1995 Non-Employee Directors' Stock Plan as Amended and Restated at January 27, 2004 (incorporated by reference to Proxy Statement dated March 23, 2004 on Exhibit A, pages A-1 through A-9, Commission File Number 001-03970).

10(p) (ii)
Amendment No. 1 to the Harsco Corporation 1995 Non-Employee Directors' Stock Plan (incorporated by reference to the Company's Annual Report on Form 10-K for the period ended December 31, 2008, Commission File Number 001-03970).

10(q)
Restricted Stock Units Agreement for International Employees (incorporated by reference to the Company's Annual Report on Form 10-K for the period ended December 31, 2007, Commission File Number 001-03970).

10(r)	Settlement and Consulting Agreement (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2003, Commission File Number 001-03970).
10(s)	Restricted Stock Units Agreement (incorporated by reference to the Company's Current Report on Form 8-K dated January 23, 2007, Commission File Number 001-03970).
10(t)
Harsco Non-Qualified Retirement Savings & Investment Plan Part B—Amendment and Restatement as of January 1, 2009 (incorporated by reference to the Company's Annual Report on Form 10-K for the period ended December 31, 2008, Commission File Number 001-03970).

10(u)	Stock Option Contract (incorporated by reference to the Company's Current Report on Form 8-K dated January 31, 2011, Commission File Number 001-03970).
10(w)
Notification Letter to Henry W. Knueppel, dated March 7, 2012 (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2012, Commission File Number 001-03970).

10(x)
Separation and Release Agreement, dated March 9, 2012, between the Company and Salvatore D. Fazzolari (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2012, Commission File Number 001-03970).

10(y)
Notification Letter to Patrick Decker dated July 28, 2012 (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2012, Commission File Number 001-03970).

10(z)
Separation Agreement, dated as of December 5, 2012, by and between the Company and Stephen J. Schnoor (incorporated by reference to the Company's Current Report on Form 8-K dated December 11, 2012, Commission File Number 001-03970).

10(aa)
Release Agreement, dated as of December 5, 2012, by and between the Company and Stephen J. Schnoor (incorporated by reference to the Company's Current Report on Form 8-K dated December 11, 2012, Commission File Number 001-03970).

Director Indemnity Agreements
10(n)	A. J. Sordoni, III (incorporated by reference to the Company's Annual Report on Form 10-K for the period ended December 31, 1989, same as shown for J.J. Burdge, Commission File Number 001-03970).
"	R. C. Wilburn (incorporated by reference to the Company's Annual Report on Form 10-K for the period ended December 31, 1989, same as shown for J.J. Burdge, Commission File Number 001-03970).
"	K. G. Eddy (incorporated by reference to the Company's Current Report on Form 8-K dated August 27, 2004, Commission File Number 001-03970).
"	T. D. Growcock (incorporated by reference to the Company's Current Report on Form 8-K dated August 27, 2004, same as shown for K.G. Eddy, Commission File Number 001-03970).
"	H.W. Knueppel (incorporated by reference to the Company's Current Report on Form 8-K dated August 27, 2004, same as shown for K.G. Eddy, Commission File Number 001-03970).
"	S.E. Graham (incorporated by reference to the Company's Current Report on Form 8-K dated August 27, 2004, same as shown for K.G. Eddy, Commission File Number 001-03970).
"	D.C. Everitt (incorporated by reference to the Company's Current Report on Form 8-K dated August 27, 2004, same as shown for K.G. Eddy, Commission File Number 001-03970).
"	J.M. Loree (incorporated by reference to the Company's Current Report on Form 8-K dated August 27, 2004, same as shown for K.G. Eddy, Commission File Number 001-03970).
"	J.F. Earl (incorporated by reference to the Company's Current Report on Form 8-K dated August 27, 2004, same as shown for K.G. Eddy, Commission File Number 001-03970).

Exhibit Number	Description of Global Exhibit
12	Computation of Ratios of Earnings to Fixed Charges.
21	Subsidiaries of the Registrant.
23	Consent of Independent Registered Public Accounting Firm.
31(a)	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).
31(b)	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).
32	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer).
101
The following financial statements from Harsco Corporation's Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission on February 26, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Cash Flows; (iv) the Consolidated Statements of Changes in Equity; (v) the Consolidated Statements of Comprehensive Income (Loss) and (vi) the Notes to Consolidated Financial Statements.

Exhibits other than those listed above are omitted for the reason that they are either not applicable or not material.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HARSCO CORPORATION (Registrant)
DATE	February 26, 2013	/s/ BARRY E. MALAMUD
Barry E. Malamud Vice President, Corporate Controller and Interim Chief Financial Officer (Principal Financial and Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date
/s/ PATRICK K. DECKER	President, Chief Executive Officer and Director (Principal Executive Officer)	February 26, 2013
(Patrick K. Decker)
/s/ BARRY E. MALAMUD	Vice President, Corporate Controller and Interim Chief Financial Officer (Principal Financial and Accounting Officer)	February 26, 2013
(Barry E. Malamud)
/s/ JAMES F. EARL	Director	February 26, 2013
(James F. Earl)
/s/ KATHY G. EDDY	Director	February 26, 2013
(Kathy G. Eddy)
/s/ DAVID C. EVERITT	Director	February 26, 2013
(David C. Everitt)
/s/ STUART E. GRAHAM	Director	February 26, 2013
(Stuart E. Graham)
/s/ TERRY D. GROWCOCK	Director	February 26, 2013
(Terry D. Growcock)
/s/ HENRY W. KNUEPPEL	Non-Executive Chairman and Director	February 26, 2013
(Henry W. Knueppel)
/s/ JAMES M. LOREE	Director	February 26, 2013
(James M. Loree)
/s/ ANDREW J. SORDONI, III	Director	February 26, 2013
(Andrew J. Sordoni, III)
/s/ DR. ROBERT C. WILBURN	Director	February 26, 2013
(Dr. Robert C. Wilburn)