Form 10-Q
period 2013-03-31
HARSCO CORP
filed 2013-05-09
CIK 45876

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2013
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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐  NO ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 1, 2013
Common stock, par value $1.25 per share	80,665,302

HARSCO CORPORATION
FORM 10-Q

PART I — FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

HARSCO CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands)	March 31 2013	December 31 2012
ASSETS
Current assets:
Cash and cash equivalents	$92,941	$95,250
Trade accounts receivable, net	622,156	600,264
Other receivables	39,651	39,836
Inventories	244,517	236,512
Other current assets	96,644	94,581
Total current assets	1,095,909	1,066,443
Property, plant and equipment, net	1,239,668	1,266,225
Goodwill	418,565	429,198
Intangible assets, net	71,425	77,726
Other assets	159,487	136,377
Total assets	$2,985,054	$2,975,969
LIABILITIES
Current liabilities:
Short-term borrowings	$10,674	$8,560
Current maturities of long-term debt	5,886	3,278
Accounts payable	231,608	221,479
Accrued compensation	74,058	94,398
Income taxes payable	8,898	10,109
Dividends payable	16,535	16,520
Insurance liabilities	20,859	19,434
Advances on contracts	37,166	47,696
Other current liabilities	212,310	216,101
Total current liabilities	617,994	637,575
Long-term debt	1,010,630	957,428
Deferred income taxes	19,337	18,880
Insurance liabilities	64,593	63,248
Retirement plan liabilities	352,442	385,062
Other liabilities	45,495	52,152
Total liabilities	2,110,491	2,114,345
COMMITMENTS AND CONTINGENCIES
HARSCO CORPORATION STOCKHOLDERS’ EQUITY
Preferred stock	—	—
Common stock	140,211	140,080
Additional paid-in capital	155,500	152,645
Accumulated other comprehensive loss	(392,934)	(411,168)
Retained earnings	1,666,184	1,675,490
Treasury stock	(746,038)	(745,205)
Total Harsco Corporation stockholders’ equity	822,923	811,842
Noncontrolling interests	51,640	49,782
Total equity	874,563	861,624
Total liabilities and equity	$2,985,054	$2,975,969

See accompanying notes to unaudited condensed consolidated financial statements.

HARSCO CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended
	March 31
(In thousands, except per share amounts)	2013	2012
Revenues from continuing operations:
Service revenues	$551,155	$598,700
Product revenues	164,240	153,635
Total revenues	715,395	752,335
Costs and expenses from continuing operations:
Cost of services sold	443,396	483,425
Cost of products sold	120,862	110,242
Selling, general and administrative expenses	124,698	129,203
Research and development expenses	2,196	2,060
Other (income) expenses	(1,542)	40,092
Total costs and expenses	689,610	765,022
Operating income (loss) from continuing operations	25,785	(12,687)
Interest income	406	674
Interest expense	(11,743)	(12,824)
Income (loss) from continuing operations before income taxes and equity income	14,448	(24,837)
Income tax expense	(4,965)	(4,498)
Equity in income (loss) of unconsolidated entities, net	(14)	169
Income (loss) from continuing operations	9,469	(29,166)
Discontinued operations:
Loss on disposal of discontinued business	(642)	(650)
Income tax benefit related to discontinued business	245	244
Loss from discontinued operations	(397)	(406)
Net income (loss)	9,072	(29,572)
Less: Net (income) loss attributable to noncontrolling interests	(1,827)	203
Net income (loss) attributable to Harsco Corporation	$7,245	$(29,369)
Amounts attributable to Harsco Corporation common stockholders:
Income (loss) from continuing operations, net of tax	$7,642	$(28,963)
Loss from discontinued operations, net of tax	(397)	(406)
Net income (loss) attributable to Harsco Corporation common stockholders	$7,245	$(29,369)

Weighted-average shares of common stock outstanding	80,706	80,579
Basic earnings (loss) per common share attributable to Harsco Corporation common stockholders:
Continuing operations	$0.09	$(0.36)
Discontinued operations	—	(0.01)
Basic earnings (loss) per share attributable to Harsco Corporation common stockholders	$0.09	$(0.36)	(a)

Diluted weighted-average shares of common stock outstanding	80,930	80,579
Diluted earnings (loss) per common share attributable to Harsco Corporation common stockholders:
Continuing operations	$0.09	$(0.36)
Discontinued operations	—	(0.01)
Diluted earnings (loss) per share attributable to Harsco Corporation common stockholders	$0.09	$(0.36)	(a)

Cash dividends declared per common share	$0.205	$0.205
(a) Does not total due to rounding

See accompanying notes to unaudited condensed consolidated financial statements.

HARSCO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended
	March 31
(In thousands)	2013	2012
Net income (loss)	$9,072	$(29,572)
Other comprehensive income (loss):
Foreign currency translation adjustments, net of deferred income taxes	(12,016)	36,040
Net gain on cash flow hedging instruments, net of deferred income taxes of $(437) and $(215) in 2013 and 2012, respectively	2,061	762
Pension liability adjustments, net of deferred income taxes of $(4,091) and $793 in 2013 and 2012, respectively	28,003	(5,418)
Unrealized gain on marketable securities, net of deferred income taxes of $(5) and $(4) in 2013 and 2012, respectively	8	7
Total other comprehensive income	18,056	31,391
Total comprehensive income	27,128	1,819
Less: Comprehensive (income) loss attributable to noncontrolling interests	1,649	(304)
Comprehensive income attributable to Harsco Corporation	$28,777	$1,515

See accompanying notes to unaudited condensed consolidated financial statements.

HARSCO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
	March 31
(In thousands)	2013	2012
Cash flows from operating activities:
Net income (loss)	$9,072	$(29,572)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation	61,282	65,454
Amortization	4,444	6,488
Deferred income tax benefit	(1,407)	(7,367)
Equity in (income) loss of unconsolidated entities, net	14	(169)
Harsco 2011/2012 Restructuring Program non-cash adjustment	—	12,246
Other, net	(180)	(9,830)
Changes in assets and liabilities:
Accounts receivable	(30,108)	212
Inventories	(10,757)	(17,269)
Accounts payable	13,252	(9,522)
Accrued interest payable	5,874	5,552
Accrued compensation	(17,725)	(11,760)
Harsco Infrastructure Segment 2010 Restructuring Program accrual	(84)	(1,317)
Harsco 2011/2012 Restructuring Program accrual	(8,054)	(599)
Other assets and liabilities	(22,208)	(3,973)
Net cash provided (used) by operating activities	3,415	(1,426)

Cash flows from investing activities:
Purchases of property, plant and equipment	(53,733)	(52,789)
Proceeds from sales of assets	10,595	22,488
Other investing activities, net	2,903	(2,020)
Net cash used by investing activities	(40,235)	(32,321)

Cash flows from financing activities:
Short-term borrowings, net	4,093	(19,527)
Current maturities and long-term debt:
Additions	63,719	139,066
Reductions	(15,064)	(61,196)
Cash dividends paid on common stock	(16,536)	(16,499)
Dividends paid to noncontrolling interests	(755)	—
Contributions from noncontrolling interests	857	7,935
Purchase of noncontrolling interests	(166)	—
Common stock issued - options	214	542
Other financing activities, net	—	(2,708)
Net cash provided by financing activities	36,362	47,613

Effect of exchange rate changes on cash	(1,851)	1,554
Net increase (decrease) in cash and cash equivalents	(2,309)	15,420
Cash and cash equivalents at beginning of period	95,250	121,184
Cash and cash equivalents at end of period	$92,941	$136,604

See accompanying notes to unaudited condensed consolidated financial statements.

HARSCO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (Unaudited)

	Harsco Corporation Stockholders’ Equity
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests
(In thousands, except share and per share amounts)	Issued	Treasury					Total
Balances, January 1, 2012	$139,914	$(744,644)	$149,066	$1,996,234	$(364,191)	$43,539	$1,219,918
Net loss				(29,369)		(203)	(29,572)
Cash dividends declared:
Common @ $0.205 per share				(16,525)			(16,525)
Translation adjustments, net of deferred income taxes of $(4,644)					35,533	507	36,040
Cash flow hedging instrument adjustments, net of deferred income taxes of $(215)					762		762
Contributions from noncontrolling interests						7,935	7,935
Pension liability adjustments, net of deferred income taxes of $793					(5,418)		(5,418)
Marketable securities unrealized gain, net of deferred income taxes of $(4)					7		7
Stock options exercised, 30,900 shares	39		503				542
Vesting of restricted stock units and other stock grants, net 38,573 shares	72	(427)	215				(140)
Amortization of unearned portion of stock-based compensation, net of forfeitures			477				477
Balances, March 31, 2012	$140,025	$(745,071)	$150,261	$1,950,340	$(333,307)	$51,778	$1,214,026

	Harsco Corporation Stockholders’ Equity
(In thousands, except share and per share amounts)	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests
	Issued	Treasury					Total
Balances, January 1, 2013	$140,080	$(745,205)	$152,645	$1,675,490	$(411,168)	$49,782	$861,624
Net income				7,245		1,827	9,072
Cash dividends declared:
Common @ $.205 per share				(16,551)			(16,551)
Noncontrolling interests						(755)	(755)
Translation adjustments, net of deferred income taxes of $9,055					(11,838)	(178)	(12,016)
Cash flow hedging instrument adjustments, net of deferred income taxes of $(437)					2,061		2,061
Contributions from noncontrolling interests						857	857
Purchase of subsidiary shares from noncontrolling interest			(292)			107	(185)
Pension liability adjustments, net of deferred income taxes of $(4,091)					28,003		28,003
Marketable securities unrealized gain, net of deferred income taxes of $(5)					8		8
Stock options exercised, 12,000 shares	15		223				238
Vesting of restricted stock units and other stock grants, net 60,176 shares	116	(833)	2,059				1,342
Amortization of unearned portion of stock-based compensation, net of forfeitures			865				865
Balances, March 31, 2013	$140,211	$(746,038)	$155,500	$1,666,184	$(392,934)	$51,640	$874,563

 See accompanying notes to unaudited condensed consolidated financial statements.

HARSCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.     Basis of Presentation
Harsco Corporation (the “Company”) has prepared these unaudited condensed consolidated financial statements based on Securities and Exchange Commission rules that permit reduced disclosure for interim periods.  In the opinion of management, all adjustments (all of which are of a normal recurring nature) that are necessary for a fair presentation are reflected in the unaudited condensed consolidated financial statements.  The December 31, 2012 Condensed Consolidated Balance Sheet information contained in this Quarterly Report on Form 10-Q was derived from the 2012 audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for an annual report.  The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements, including the notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.
The Company’s management has evaluated all activity of the Company and concluded that subsequent events are properly reflected in the Company’s unaudited condensed consolidated financial statements and notes as required by U.S. GAAP.
Operating results and cash flows for the three months ended March 31, 2013 are not indicative of the results that may be expected for the year ending December 31, 2013.

2.     Recently Adopted and Recently Issued Accounting Standards
The following accounting standards have been adopted in 2013:
On January 1, 2013, the Company adopted Financial Accounting Standards Board ("FASB") issued changes related to offsetting assets and liabilities. The changes require additional disclosure regarding the offsetting of assets and liabilities to enable users of financial statements to understand the effect on financial position.  The adoption of these changes did not have a material impact on the Company's consolidated financial statements. The disclosures required by these changes are included in Note 10, "Derivative Instruments, Hedging Activities and Fair Value."
On January 1, 2013, the Company adopted FASB issued changes related to the presentation of reclassification adjustments out of accumulated other comprehensive income.  These changes require additional disclosure related to changes in accumulated other comprehensive income by component and significant items reclassified out of accumulated other comprehensive income. Other than the additional disclosure requirements, the adoption of these changes did not have a material impact on the Company's consolidated financial statements. The disclosures required by these changes are included in Note 13, "Components of Accumulated Other Comprehensive Loss."
The following accounting standard has been issued and becomes effective for the Company at a future date:
In March 2013, the FASB issued changes related to a parent's accounting for the cumulative translation adjustment upon derecognition of certain subsidiaries or groups of assets within a foreign entity or of an investment in a foreign entity. The changes resolve diversity in practice related to these matters. The changes become effective for the Company on January 1, 2014. Management has determined that these changes will not have a material impact on the Company's consolidated financial statements.

3.    Accounts Receivable and Inventories
Accounts receivable consist of the following:

(In thousands)	March 31 2013	December 31 2012
Trade accounts receivable	$640,941	$617,517
Less: Allowance for doubtful accounts	(18,785)	(17,253)
Trade accounts receivable, net	$622,156	$600,264

Other receivables (a)	$39,651	$39,836
(a) Other receivables include insurance claim receivables, employee receivables, tax claim receivables and other miscellaneous receivables not included in Trade accounts receivable, net.

The provision for doubtful accounts related to trade accounts receivable was as follows:

	Three Months Ended
	March 31
(In thousands)	2013	2012
Provision for doubtful accounts related to trade accounts receivable	$2,217	$2,927
Inventories consist of the following:

(In thousands)	March 31 2013	December 31 2012
Finished goods	$70,419	$69,904
Work-in-process	36,519	28,944
Raw materials and purchased parts	98,900	99,058
Stores and supplies	38,679	38,606
Inventories	$244,517	$236,512

4.     Property, Plant and Equipment
Property, plant and equipment consists of the following:

(In thousands)	March 31 2013	December 31 2012
Land	$25,645	$26,336
Land improvements	14,279	14,199
Buildings and improvements	195,349	190,078
Machinery and equipment	2,905,105	2,950,384
Uncompleted construction	107,725	107,633
Gross property, plant and equipment	3,248,103	3,288,630
Less: Accumulated depreciation	(2,008,435)	(2,022,405)
Property, plant and equipment, net	$1,239,668	$1,266,225

5.     Goodwill and Other Intangible Assets
The following table reflects the changes in carrying amounts of goodwill by segment (there is no goodwill associated with the Harsco Infrastructure or Harsco Industrial Segments) for the three months ended March 31, 2013:

(In thousands)	Harsco Metals & Minerals Segment	Harsco Rail Segment	Consolidated Totals
Balance at December 31, 2012	$419,888	$9,310	$429,198
Foreign currency translation	(10,633)	—	(10,633)
Balance at March 31, 2013	$409,255	$9,310	$418,565
The Company tests for goodwill impairment annually or more frequently if indicators of impairment exist or if a decision is made to dispose of a business.  The Company performs its annual goodwill impairment test as of October 1 and monitors for triggering events on an ongoing basis.  The Company determined that as of March 31, 2013, no interim goodwill impairment testing was necessary.  There can be no assurance that the Company’s annual goodwill impairment testing will not result in a charge to earnings.  Any impairment could result in the write-down of the carrying value of goodwill to its implied fair value.

Intangible assets consist of the following:

	March 31, 2013		December 31, 2012
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer related	$179,395	$130,013	$183,862	$129,904
Non-compete agreements	1,346	1,314	1,347	1,310
Patents	6,805	5,475	6,909	5,503
Technology related	29,334	18,147	29,588	17,551
Trade names	18,611	12,426	18,685	11,688
Other	9,641	6,332	9,947	6,656
Total	$245,132	$173,707	$250,338	$172,612

Amortization expense for intangible assets was as follows:

	Three Months Ended
	March 31
(In thousands)	2013	2012
Amortization expense for intangible assets	$3,948	$5,308

The estimated amortization expense for the next five fiscal years based on current intangible assets is as follows:

(In thousands)	2013	2014	2015	2016	2017
Estimated amortization expense (a)	$16,500	$14,250	$9,750	$8,000	$4,250
(a) These estimated amortization expense amounts do not reflect the potential effect of future foreign currency exchange fluctuations.

6.  Employee Benefit Plans

	Three Months Ended
	March 31
Defined Benefit Net Periodic Pension Cost	U. S. Plans		International Plans
(In thousands)	2013	2012	2013	2012
Defined benefit plans:
Service cost	$641	$472	$909	$1,064
Interest cost	2,941	3,209	10,781	11,378
Expected return on plan assets	(3,909)	(3,907)	(11,819)	(11,044)
Recognized prior service costs	35	47	92	99
Recognized losses	1,263	1,158	4,150	3,731
Amortization of transition liability	—	—	—	9
Settlement/curtailment gain	—	—	—	(1,696)
Defined benefit plans net periodic pension cost	$971	$979	$4,113	$3,541

	Three Months Ended
Company Contributions	March 31
(In thousands)	2013	2012
Defined benefit pension plans:
United States	$483	$589
International	17,559	18,612
Multiemployer pension plans	2,816	3,295
Defined contribution pension plans	4,828	4,949
The Company currently anticipates contributing an additional $2.3 million and $13.2 million for the U.S. and international defined benefit pension plans, respectively, during the remainder of 2013.

7.     Income Taxes

Income tax expense from continuing operations increased primarily due to higher income from continuing operations being generated in taxable jurisdictions for the three months ended March 31, 2013 compared with the three months ended March 31, 2012 offset by the expiration of statutes of limitations for uncertain tax positions in certain foreign jurisdictions and the benefits of retroactive law changes. The effective income tax rate related to continuing operations for the three months ended March 31, 2013 was 34.4% compared with (18.1)% for the three months ended March 31, 2012. The effective income tax rate related to continuing operations changed primarily due to decreased losses being generated in jurisdictions where no tax benefit can be recognized. This was offset by the increase in the expiration of statutes of limitations for uncertain tax positions in certain foreign jurisdictions and the benefits of retroactive law changes in 2013 not present in 2012.
An income tax benefit from an uncertain tax position may be recognized when it is more-likely-than-not that the position will be sustained upon examination, based on technical merits, including resolutions of any related appeals or litigation processes. The unrecognized income tax benefit at March 31, 2013 was $30.1 million including interest and penalties.  Within the next twelve months, it is reasonably possible that up to $3.9 million of unrecognized income tax benefits will be recognized upon settlement of tax examinations and the expiration of various statutes of limitations.
The Company recently has been contacted by the Internal Revenue Service to audit the Company's 2010 U.S. income tax return.  The audit is expected to commence during 2013.

8.  Commitments and Contingencies

Environmental
The Company is involved in a number of environmental remediation investigations and cleanups and, along with other companies, has been identified as a “potentially responsible party” for certain waste disposal sites.  While each of these matters is subject to various uncertainties, it is probable that the Company will agree to make payments toward funding certain of these activities and it is possible that some of these matters will be decided unfavorably to the Company.  The Company has evaluated its potential liability, and its financial exposure is dependent upon such factors as the continuing evolution of environmental laws and regulatory requirements, the availability and application of technology, the allocation of cost among potentially responsible parties, the years of remedial activity required and the remediation methods selected.  The Condensed Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012 include accruals in Other current liabilities of $1.4 million and $1.9 million, respectively, for environmental matters.  The amounts charged against pre-tax income related to environmental matters totaled $0.3 million and $0.2 million for the three months ended March 31, 2013 and 2012, respectively.
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
In October 2009, the Company received notification of the SPRA’s final administrative decision regarding the levying of ICMS in the State of São Paulo in relation to services provided to a customer in the State between January 2004 and May 2005.  As of March 31, 2013, the principal amount of the tax assessment from the SPRA with regard to this case is approximately $3 million, with penalty, interest and fees assessed to date increasing such amount by an additional $30 million.  Any increase in the aggregate amount since the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 is due to an increase in assessed interest and statutorily mandated legal fees for the year.  All such amounts include the effect of foreign currency translation.

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
The Company continues to believe it is not probable that it will incur a loss for these assessments by the SPRA. The Company also continues to believe that sufficient coverage for these claims exists as a result of the Company’s customer’s indemnification obligations and such customer’s pledge of assets in connection with the October 2009 notice, as required by Brazilian procedure.
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
Customer Disputes
The Company, through its Harsco Metals & Minerals Segment, provides services to various subsidiaries and affiliates of ArcelorMittal (collectively, "ArcelorMittal") on a number of sites worldwide through long-term service contracts. Currently, ArcelorMittal and the Company are involved in several commercial disputes, a few of which have resulted in legal action. Both the Company and ArcelorMittal are working to resolve these matters. Although results of operations and cash flows for a given period could be adversely affected by a negative outcome in these or other lawsuits, claims and proceedings, management believes that the ultimate outcome of these matters will not have a material adverse effect on the Company's financial condition, results of operations or cash flows.

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
As of March 31, 2013, there are 18,090 pending asbestos personal injury claims filed against the Company.  Of these cases, 17,600 are pending in the New York Supreme Court for New York County in New York State.  The other claims, totaling 490, are filed in various counties in a number of state courts, and in certain Federal District Courts (including New York), and those complaints generally assert lesser amounts of damages than the New York State court cases or do not state any amount claimed.
As of March 31, 2013, the Company has obtained dismissal by stipulation, or summary judgment prior to trial, in 26,715 cases.
In view of the persistence of asbestos litigation nationwide, the Company expects to continue to receive additional claims.  However, there have been developments during the past several years, both by certain state legislatures and by certain state courts, which could favorably affect the Company’s ability to defend these asbestos claims in those jurisdictions.  These developments include procedural changes, docketing changes, proof of damage requirements and other changes that require plaintiffs to follow specific procedures in bringing their claims and to show proof of damages before they can proceed with their claim.  An example is the action taken by the New York Supreme Court (a trial court), which is responsible for managing all asbestos cases pending within New York County in the State of New York.  This Court issued an order in December 2002 that created a Deferred or Inactive Docket for all pending and future asbestos claims filed by plaintiffs who cannot demonstrate that they have a malignant condition or discernible physical impairment, and an Active or In Extremis Docket for plaintiffs who are able to show such medical condition.  As a result of this order, the majority of the asbestos cases filed against the Company in New York County have been moved to the Inactive Docket until such time as the plaintiffs can show that they have incurred a physical impairment.  As of March 31, 2013, the Company has been listed as a defendant in 477 Active or In Extremis asbestos cases in New York County.  The Court’s Order has been challenged by some plaintiffs.
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
Insurance liabilities are recorded when it is probable that a liability has been incurred for a particular event and the amount of loss associated with the event can be reasonably estimated.  Insurance reserves have been estimated based primarily upon actuarial calculations and reflect the undiscounted estimated liabilities for ultimate losses, including claims incurred but not reported.  Inherent in these estimates are assumptions that are based on the Company’s history of claims and losses, a detailed analysis of existing claims with respect to potential value, and current legal and legislative trends.  If actual claims differ from those projected by management, changes (either increases or decreases) to insurance reserves may be required and would be recorded through income in the period the change was determined.  When a recognized liability is covered by third-party insurance, the Company records an insurance claim receivable to reflect the covered liability.  Insurance claim receivables are included in Other receivables on the Company’s Condensed Consolidated Balance Sheets.  See Note 1, “Summary of Significant Accounting Policies,” to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 for additional information on Accrued Insurance and Loss Reserves.

9.  Reconciliation of Basic and Diluted Shares

	Three Months Ended
	March 31
(In thousands, except per share amounts)	2013	2012
Income (loss) from continuing operations attributable to Harsco Corporation common stockholders	$7,642	$(28,963)

Weighted-average shares outstanding - basic	80,706	80,579
Dilutive effect of stock-based compensation	224	—
Weighted-average shares outstanding - diluted	80,930	80,579

Earnings (loss) from continuing operations per common share, attributable to Harsco Corporation common stockholders:
Basic	$0.09	$(0.36)

Diluted	$0.09	$(0.36)

The following average outstanding stock-based compensation units were not included in the three months ended computation of diluted earnings per share because the effect was antidilutive:

	Three Months Ended
	March 31
(In thousands)	2013	2012
Restricted stock units	—	64
Stock options	304	460
Stock appreciation rights	—	56
Other	—	159

10.  Derivative Instruments, Hedging Activities and Fair Value

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
All derivative instruments are recorded on the Condensed Consolidated Balance Sheets at fair value.  Changes in the fair value of derivatives used to hedge foreign currency denominated balance sheet items are reported directly in earnings along with offsetting transaction gains and losses on the items being hedged.  Derivatives used to hedge forecasted cash flows associated with foreign currency commitments or forecasted commodity purchases may be accounted for as cash flow hedges, as deemed appropriate and if the criteria for hedge accounting are met.  Gains and losses on derivatives designated as cash flow hedges are deferred as a separate component of equity and reclassified to earnings in a manner that matches the timing of the earnings impact of the hedged transactions.  Generally, at March 31, 2013, these deferred gains and losses are reclassified to earnings over 10 to 15 years from the balance sheet date.  The ineffective portion of all hedges, if any, is recognized currently in earnings.
The fair values of outstanding derivative contracts recorded as assets and liabilities on the Condensed Consolidated Balance Sheets at March 31, 2013 and December 31, 2012 were as follows:

	Asset Derivatives (a)		Liability Derivatives (a)
(In thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
March 31, 2013
Derivatives designated as hedging instruments:
Cross currency interest rate swaps	Other current assets	$195	Other current liabilities	$—
Cross currency interest rate swaps	Other assets	47,752	Other liabilities	199
Total derivatives designated as hedging instruments		$47,947		$199

Derivatives not designated as hedging instruments:
Foreign currency forward exchange contracts	Other current assets	$2,200	Other current liabilities	$3,671

	Asset Derivatives (a)		Liability Derivatives (a)
(In thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
December 31, 2012
Derivatives designated as hedging instruments:
Cross currency interest rate swaps	Other assets	$39,058	Other liabilities	$14,346

Derivatives not designated as hedging instruments:
Foreign currency forward exchange contracts	Other current assets	$853	Other current liabilities	$1,775

(a) All of the Company's derivatives are recorded in the Condensed Consolidated Balance Sheets as gross amounts and not offset. All of the Company's cross currency interest rate swaps and certain foreign currency forward exchange contracts are transacted under International Swaps and Derivatives Association ("ISDA") documentation. Each ISDA master agreement permits the net settlement of amounts owed in the event of default. The Company's derivative assets and liabilities subject to enforceable master netting arrangements total $0.2 million at March 31, 2013 and $0.1 million at December 31, 2012.

The effect of derivative instruments on the Condensed Consolidated Statements of Operations and the Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2013 and 2012 was as follows:
Derivatives Designated as Hedging Instruments

(In thousands)	Amount of Gain (Loss) Recognized in Other Comprehensive Income (“OCI”) on Derivative - Effective Portion	Location of Gain (Loss) Reclassified from Accumulated OCI into Income - Effective Portion	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income - Effective Portion	Location of Gain (Loss) Recognized in Income on Derivative - Ineffective Portion and Amount Excluded from Effectiveness Testing	Amount of Gain (Loss) Recognized in Income on Derivative - Ineffective Portion and Amount Excluded from Effectiveness Testing
Three Months Ended March 31, 2013:
Foreign currency forward exchange contracts	$5	Cost of services and products sold	$(6)		$—
Cross-currency interest rate swaps	2,493		—	Cost of services and products sold	20,453	(a)
	$2,498		$(6)		$20,453

Three Months Ended March 31, 2012:
Foreign currency forward exchange contracts	$(362)	Cost of services and products sold	$34		$—
Cross-currency interest rate swaps	1,339		—	Cost of services and products sold	(11,247)	(a)
	$977		$34		$(11,247)
(a)  These gains (losses) offset foreign currency fluctuation effects on the debt principal.

Derivatives Not Designated as Hedging Instruments

	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative for the Three Months Ended March 31 (a)
(In thousands)		2013	2012
Foreign currency forward exchange contracts	Cost of services and products sold	$2,059	$(4,694)
(a)  These gains (losses) offset amounts recognized in cost of services and products sold principally as a result of intercompany or third party foreign currency exposures.

Foreign Currency Forward Exchange Contracts
The Company conducts business in multiple currencies and, accordingly, is subject to the inherent risks associated with foreign exchange rate movements.  The financial position and results of operations of substantially all of the Company’s foreign subsidiaries are measured using the local currency as the functional currency.  Foreign currency-denominated assets and liabilities are translated into U.S. dollars at the exchange rates existing at the respective balance sheet dates. Income and expense items are translated at the average exchange rates during the respective periods.  The aggregate effects of translating the balance sheets of these subsidiaries are deferred and recorded in Accumulated other comprehensive loss, which is a separate component of equity.
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

The following tables summarize, by major currency, the contractual amounts of the Company’s foreign currency forward exchange contracts in U.S. dollars at March 31, 2013 and December 31, 2012.  The “Buy” amounts represent the U.S. dollar equivalent of commitments to purchase foreign currencies, and the “Sell” amounts represent the U.S. dollar equivalent of commitments to sell foreign currencies.  The recognized gains and losses offset amounts recognized in cost of services and products sold principally as a result of intercompany or third party foreign currency exposures.
Contracted Amounts of Foreign Currency Forward Exchange Contracts Outstanding at March 31, 2013:

(In thousands)	Type	U.S. Dollar Equivalent	Maturity	Recognized Gain (Loss)
British pounds sterling	Sell	$3,079	April 2013	$(4)
British pounds sterling	Buy	7,092	April 2013 through May 2013	11
Euros	Sell	203,335	April 2013 through June 2013	1,698
Euros	Buy	129,970	April 2013 through May 2013	(3,208)
Other currencies	Sell	2,947	April 2013 through May 2013	(9)
Other currencies	Buy	53,456	April 2013 through May 2013	41
Total		$399,879		$(1,471)

Contracted Amounts of Foreign Currency Forward Exchange Contracts Outstanding at December 31, 2012:

(In thousands)	Type	U.S. Dollar Equivalent	Maturity	Recognized Gain (Loss)
British pounds sterling	Sell	$—		$—
British pounds sterling	Buy	6,141	January 2013 through February 2013	58
Euros	Sell	264,234	January 2013 through March 2013	(1,082)
Euros	Buy	116,618	January 2013 through February 2013	187
Other currencies	Sell	2,811	January 2013 through March 2013	(15)
Other currencies	Buy	44,291	January 2013	(71)
Total		$434,095		$(923)

In addition to foreign currency forward exchange contracts, the Company designates certain loans as hedges of net investments in international subsidiaries.  The Company recorded pre-tax net gains of $1.7 million and pre-tax net losses $6.7 million during the three months ended March 31, 2013 and 2012, respectively, into Accumulated other comprehensive loss.
Cross-Currency Interest Rate Swaps
The Company uses cross-currency interest rate swaps in conjunction with certain debt issuances in order to secure a fixed local currency interest rate.  Under these cross-currency interest rate swaps, the Company receives interest based on a fixed or floating U.S. dollar rate and pays interest on a fixed local currency rate based on the contractual amounts in dollars and the local currency, respectively.  The cross-currency interest rate swaps are recorded on the Condensed Consolidated Balance Sheets at fair value, with changes in value attributed to the effect of the swaps’ interest spread recorded in Accumulated other comprehensive loss.  Changes in value attributed to the effect of foreign currency fluctuations are recorded in the statements of operations and offset currency fluctuation effects on the debt principal. The following table indicates the contractual amounts of the Company's cross-currency interest rate swaps at March 31, 2013:

		Interest Rates
(In millions)	Contractual Amount	Receive	Pay
Maturing 2018	$250.0	Fixed U.S. dollar rate	Fixed euro rate
Maturing 2020	220.0	Fixed U.S. dollar rate	Fixed British pound sterling rate
Maturing 2013 through 2017	10.8	Floating U.S. dollar rate	Fixed rupee rate

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
The fair value hierarchy distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs), and (2) an entity’s own assumptions about market participant assumptions based on the best information available in the circumstances (unobservable inputs).  The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).  The three levels of the fair value hierarchy are described below:

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
The following table indicates the fair value hierarchy of the financial instruments of the Company at March 31, 2013 and December 31, 2012:
Level 2 Fair Value Measurements

(In thousands)	March 31 2013	December 31 2012
Assets
Foreign currency forward exchange contracts	$2,200	$853
Cross-currency interest rate swaps	47,947	39,058
Liabilities
Foreign currency forward exchange contracts	3,671	1,775
Cross-currency interest rate swaps	199	14,346
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
The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and short-term borrowings approximate fair value due to the short-term maturities of these assets and liabilities.  At March 31, 2013 and December 31, 2012, the total fair value of long-term debt, including current maturities, was $1.1 billion and $1.0 billion, respectively, compared to a carrying value of $1.0 billion in both periods.  Fair values for debt are based on quoted market prices (Level 1) for the same or similar issues, or on the current rates offered to the Company for debt of the same remaining maturities.

11. Review of Operations by Segment

	Three Months Ended
	March 31
(In thousands)	2013	2012
Revenues From Continuing Operations
Harsco Metals & Minerals	$337,324	$359,951
Harsco Infrastructure	216,059	237,972
Harsco Rail	71,566	68,048
Harsco Industrial	90,446	86,364
Total revenues from continuing operations	$715,395	$752,335
Operating Income (Loss) From Continuing Operations
Harsco Metals & Minerals	$19,757	$22,311
Harsco Infrastructure	(12,016)	(53,542)
Harsco Rail	3,342	9,331
Harsco Industrial	16,136	13,998
Corporate	(1,434)	(4,785)
Total operating income (loss) from continuing operations	$25,785	$(12,687)

Reconciliation of Segment Operating Income (Loss) to Income (Loss) From Continuing Operations Before Income Taxes and Equity Income

	Three Months Ended
	March 31
(In thousands)	2013	2012
Segment operating income (loss)	$27,219	$(7,902)
General Corporate expense	(1,434)	(4,785)
Operating income (loss) from continuing operations	25,785	(12,687)
Interest income	406	674
Interest expense	(11,743)	(12,824)
Income (loss) from continuing operations before income taxes and equity income	$14,448	$(24,837)

12.   Other (Income) Expenses
This Condensed Consolidated Statements of Operations classification includes restructuring costs for employee termination benefit costs, product rationalization, and costs to exit activities; former CEO separation costs; and net gains on the disposal of non-core assets.

	Three Months Ended
	March 31
(In thousands)	2013	2012
Restructuring Program costs (see Note 14)	$—	$35,449
Former CEO separation costs	—	4,125
Net gains	(3,692)	(401)
Other (a)	2,150	919
Other (income) expenses	$(1,542)	$40,092
(a) Other includes employee termination benefit costs, impaired asset write-downs, and costs to exit activities that are not directly related to the restructuring programs detailed in Note 14, "Restructuring Programs."

13. Components of Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss is included on the Consolidated Statements of Stockholders' Equity. The components of Accumulated other comprehensive loss, net of the effect of income taxes, and activity for the three months ended March 31, 2013 are as follows:

	Components of Accumulated Other Comprehensive Income (Loss) - Net of Tax
(In thousands)	Cumulative Foreign Exchange Translation Adjustments		Effective Portion of Derivatives Designated as Hedging Instruments		Cumulative Unrecognized Actuarial Losses on Pension Obligations		Unrealized Loss on Marketable Securities	Total
Balance at December 31, 2012	$62,308		$(8,139)		$(465,286)		$(51)	$(411,168)
Other comprehensive income (loss) before reclassifications	(12,016)	(a)	2,055	(b)	23,021	(a)	8	13,068
Amounts reclassified from accumulated other comprehensive loss	—		6		4,982		—	4,988
Total other comprehensive income (loss)	(12,016)		2,061		28,003		8	18,056
Less: Other comprehensive loss attributable to noncontrolling interests	178		—		—		—	178
Other comprehensive income (loss) attributable to Harsco Corporation	(11,838)		2,061		28,003		8	18,234
Balance at March 31, 2013	$50,470		$(6,078)		$(437,283)		$(43)	$(392,934)
(a) Principally foreign currency fluctuation.
(b) Net change from periodic revaluations.

Amounts reclassified from accumulated other comprehensive loss for the three months ended March 31, 2013 are as follows:

Details about Accumulated Other Comprehensive Loss Components (In thousands)	Amount Reclassified from Accumulated Other Comprehensive Loss (a)		Affected Line Item in the Condensed Consolidated Statements of Operations
Amortization of defined benefit pension items
Actuarial losses	$3,147	(b)	Selling, general and administrative expenses
Actuarial losses	2,266	(b)	Cost of services and products sold
Prior-service costs	64	(b)	Selling, general and administrative expenses
Prior-service costs	63	(b)	Cost of services and products sold
	5,540		Total before tax
	(558)		Tax benefit
Total reclassification of defined benefit pension items	$4,982		Net of tax
(a) Amounts in parentheses indicate credits to profit/loss.
(b) These accumulated other comprehensive loss components are included in the computation of net periodic pension costs. Please refer to Note 6, "Employee Benefit Plans" for additional details.

In addition, a net $6 thousand loss was reclassified into cost of services and products sold for the effective portion of foreign currency forward exchange contracts during the quarter ended March 31, 2013.

14.   Restructuring Programs
In recent years, the Company instituted restructuring programs to balance short-term profitability goals with long-term strategies to establish platforms upon which the affected businesses can grow with reduced fixed investment and generate annual operating expense savings.  The restructuring programs have been instituted in response to the continuing impact of global financial and economic uncertainty on the Company’s end markets, particularly in the Company’s Harsco Infrastructure Segment. Restructuring costs incurred in these programs were recorded in the Other (income) expenses line of the Condensed Consolidated Statements of Operations. The timing of associated cash payments is dependent on the type of restructuring cost and can extend over a multi-year period.
2011/2012 Restructuring Program
Under the 2011/2012 Restructuring Program, the Company optimized rental assets and sale inventories by removing non-core assets under an expanded product rationalization and branch structure reduction program undertaken in its Harsco Infrastructure Segment and optimized office structures and reduced global workforce in the Harsco Infrastructure and Harsco Metals & Minerals Segments. Benefits under this program, in the form of reduced costs when compared to 2011, are expected to be approximately $63 million for the full year of 2013. This represents an incremental $8 million in benefits under this program when compared with the benefits realized in 2012. The restructuring accrual for the 2011/2012 Restructuring Program at March 31, 2013 and the activity for the three months then ended are as follows:

(In thousands)	Accrual December 31 2012	Non-Cash Charges / Other Adjustments	Cash Expenditures	Foreign Currency Translation	Remaining Accrual March 31 2013
Harsco Infrastructure Segment
Employee termination benefit costs	$6,999	$(94)	$(3,300)	$(240)	$3,365
Cost to exit activities	9,000	(304)	(1,629)	(130)	6,937
Total Harsco Infrastructure Segment (a)	15,999	(398)	(4,929)	(370)	10,302

Harsco Metals & Minerals Segment
Employee termination benefit costs	6,494	—	(2,653)	(144)	3,697
Cost to exit activities	499	—	(66)	(13)	420
Total Harsco Metals & Minerals Segment	6,993	—	(2,719)	(157)	4,117

Harsco Corporate
Employee termination benefit costs	13	(5)	(3)	—	5
Total	$23,005	$(403)	$(7,651)	$(527)	$14,424
(a)    The table does not include $0.3 million of proceeds from asset sales under the 2011/2012 Restructuring Program for this Segment as this item did not impact the restructuring accrual during the three months ended March 31, 2013.
Cash expenditures related to the remaining employee termination benefit costs accrual at March 31, 2013 are expected to be paid principally throughout the remainder of 2013 with approximately $6.5 million of exit activity costs for lease terminations expected to be paid over the remaining life of the leases.

Fourth Quarter 2010 Harsco Infrastructure Program
Under the Fourth Quarter 2010 Harsco Infrastructure Program, the Harsco Infrastructure Segment reduced its branch structure; consolidated and/or closed administrative office locations; reduced its global workforce; and rationalized its product lines. The restructuring accrual for the Fourth Quarter 2010 Harsco Infrastructure Program at March 31, 2013 and the activity for the three months then ended are as follows:

(In thousands)	Accrual December 31 2012	Non-cash Charges / Other Adjustments	Cash Expenditures	Foreign Currency Translation	Remaining Accrual March 31 2013
Harsco Infrastructure Segment
Cost to exit activities	$6,791	$96	$(180)	$(1)	$6,706
Approximately $6.2 million of the March 31, 2013 balance relates to payment of multiemployer pension plan withdrawal liabilities and is expected to be paid through 2023 under contractual payment terms with the related plan administrators.  The remaining balance primarily relates to costs for lease terminations that are expected to be paid over the remaining life of the leases.

ITEM 2.                 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements as well as the audited consolidated financial statements of Harsco Corporation (the "Company"), including the notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, which includes additional information about the Company’s critical accounting policies, contractual obligations, practices and the transactions that support the financial results, and provides a more comprehensive summary of the Company’s outlook, trends and strategies for 2013 and beyond.
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
Factors that could cause actual results to differ, perhaps materially, from those implied by forward-looking statements include, but are not limited to: (1) changes in the worldwide business environment in which the Company operates, including general economic conditions; (2) changes in currency exchange rates, interest rates, commodity and fuel costs and capital costs; (3) changes in the performance of equity and bond markets that could affect, among other things, the valuation of the assets in the Company's pension plans and the accounting for pension assets, liabilities and expenses; (4) changes in governmental laws and regulations, including environmental, tax and import tariff standards; (5) market and competitive changes, including pricing pressures, market demand and acceptance for new products, services and technologies; (6) unforeseen business disruptions in one or more of the many countries in which the Company operates due to political instability, civil disobedience, armed hostilities, public health issues or other calamities; (7) the seasonal nature of the Company's business; (8) the Company's ability to successfully enter into new contracts and complete new acquisitions or joint ventures in the timeframe contemplated, or at all; (9) the integration of the Company's strategic acquisitions; (10) the amount and timing of repurchases of the Company's common stock, if any; (11) the prolonged recovery in global financial and credit markets and economic conditions generally, which could result in the Company's customers curtailing development projects, construction, production and capital expenditures, which, in turn, could reduce the demand for the Company's products and services and, accordingly, the Company's revenues, margins and profitability; (12) the outcome of any disputes with customers; (13) the financial condition of the Company's customers, including the ability of customers (especially those that may be highly leveraged and those with inadequate liquidity) to maintain their credit availability; (14) the Company's ability to successfully implement and receive the expected benefits of cost-reduction and restructuring initiatives, including the achievement of expected cost savings in the expected time frame; (15) risk and uncertainty associated with intangible assets; and (16) other risk factors listed from time to time in the Company's SEC reports.  A further discussion of these, along with other potential risk factors, can be found in Part I, Item 1A, “Risk Factors,” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.  The Company cautions that these factors may not be exhaustive and that many of these factors are beyond the Company’s ability to control or predict.  Accordingly, forward-looking statements should not be relied upon as a prediction of actual results.  The Company undertakes no duty to update forward-looking statements except as may be required by law.

Executive Overview

	Three Months Ended
Revenues by Segment	March 31
(In millions)	2013	2012	Change	%
Harsco Metals & Minerals	$337.3	$360.0	$(22.6)	(6.3)%
Harsco Infrastructure	216.1	238.0	(21.9)	(9.2)
Harsco Rail	71.6	68.0	3.5	5.2
Harsco Industrial	90.4	86.4	4.1	4.7
Total revenues	$715.4	$752.3	$(36.9)	(4.9)%

	Three Months Ended
Revenues by Region	March 31
(In millions)	2013	2012	Change	%
Western Europe	$262.6	$278.6	$(16.0)	(5.7)%
North America	269.5	273.1	(3.5)	(1.3)
Latin America (a)	79.7	87.1	(7.4)	(8.5)
Middle East and Africa	41.4	37.4	4.0	10.7
Asia-Pacific	43.5	49.2	(5.8)	(11.7)
Eastern Europe	18.7	26.9	(8.3)	(30.7)
Total revenues	$715.4	$752.3	$(36.9)	(4.9)%
(a)          Includes Mexico.
Revenues for the Company during the first quarter of 2013 were $715.4 million compared with $752.3 million in the first quarter of 2012. Foreign currency translation decreased revenues by $12.1 million for the first quarter of 2013 in comparison with the first quarter of 2012.

	Three Months Ended
Operating Income (Loss) by Segment	March 31
(In millions)	2013	2012	Change	%
Harsco Metals & Minerals	$19.8	$22.3	$(2.6)	(11.4)%
Harsco Infrastructure	(12.0)	(53.5)	41.5	77.6
Harsco Rail	3.3	9.3	(6.0)	(64.2)
Harsco Industrial	16.1	14.0	2.1	15.3
Corporate	(1.4)	(4.8)	3.4	70.0
Total operating income (loss)	$25.8	$(12.7)	$38.5	303.5%

	Three Months Ended
	March 31
Operating Margin by Segment	2013	2012
Harsco Metals & Minerals	5.9%	6.2%
Harsco Infrastructure	(5.6)	(22.5)
Harsco Rail	4.7	13.7
Harsco Industrial	17.8	16.2
Consolidated operating margin	3.6%	(1.7)%

Operating income from continuing operations for the first quarter of 2013 was $25.8 million compared with an operating loss from continuing operations of $12.7 million in the first quarter of 2012.  The change primarily reflects pre-tax 2011/2012 Restructuring Program costs of $35.4 million and former CEO separation pretax costs of $4.1 million that were incurred in the first quarter of 2012 and not repeated in the first quarter of 2013; ongoing realization of benefits from prior cost-reduction actions; and improved performance in the Harsco Industrial Segment. These improvements were partially offset by an unfavorable mix of equipment deliveries in the Harsco Rail Segment compared with the prior-year quarter, as well as lower volumes in the Harsco Metals & Minerals Segment.

Diluted earnings per share from continuing operations for the first quarter of 2013 were $0.09 compared with a diluted loss per share of $0.36 for the first quarter of 2012.

Under the 2011/2012 Restructuring Program, the Company optimized rental assets and sale inventories by removing non-core assets under an expanded product rationalization and branch structure reduction program undertaken in its Harsco Infrastructure Segment; optimized office structures and reduced the global workforce in the Harsco Infrastructure and Harsco Metals & Minerals Segments. Benefits under this program, in the form of reduced costs when compared to 2011, are expected to be approximately $63 million for the full year of 2013. This represents an incremental $8 million in benefits under this program when compared with the benefits realized in 2012.

The Company continues to have sufficient available liquidity and has been able to obtain all necessary financing. The Company currently expects operational and business needs to be met by cash from operations supplemented with borrowings from time to time due to historical patterns of seasonal cash flow and for the funding of various projects. See Liquidity and Capital Resources below for further discussion on liquidity, capital resources and cash flows.

Harsco Metals & Minerals Segment:

Three Months Ended
Significant Impacts on Revenues (In millions)	March 31, 2013
Revenues — 2012	$360.0
Impact of exited underperforming contracts	(10.2)
Net decreased volume / price	(3.1)
Impact of foreign currency translation	(9.4)
Revenues — 2013	$337.3

Significant Impacts on Operating Income:

•
Lower global steel production in the steel mills services business.  Overall, steel production by customers under services contracts was down 5% in the first quarter of 2013 compared to the same period in 2012.

•	Lower demand and pricing for scrap in North America.

•	These impacts were partially offset by overall cost reductions from the 2011/2012 Restructuring Program.

•	Foreign currency translation did not significantly impact operating income in the first quarter quarter of 2013.

Harsco Infrastructure Segment:

Three Months Ended
Significant Impacts on Revenues (In millions)	March 31, 2013
Revenues — 2012	$238.0
Impact of exited operations	(11.3)
Net decreased volume	(8.2)
Impact of foreign currency translation	(2.4)
Revenues — 2013	$216.1

Significant Effects on Operating Income:

•
Operating income was positively affected in the first three months of 2013 by continued realization of expected cost savings resulting from restructuring initiatives implemented in prior years and the impact of exiting unprofitable countries.

•	Pre-tax restructuring program costs totaling $35.6 million that were incurred in the first quarter of 2012 for the 2011/2012 Restructuring Program and were not repeated in the first quarter of 2013.

•	Improved operating performance in North America and the Middle East was offset in certain parts of Europe due to poor weather conditions and the delay of industrial services.

•	Foreign currency translation in the first three months of 2013 increased operating income for this Segment by $0.8 million compared with the same period in the prior year.

 Harsco Rail Segment:

Three Months Ended
Significant Effects on Revenues (In millions)	March 31, 2013
Revenues — 2012	$68.0
Net increased volume	3.9
Impact of foreign currency translation	(0.3)
Revenues — 2013	$71.6

Significant Impacts on Operating Income:

•
This Segment's operating income for the first three months of 2013 was lower than the first three months of 2012 due principally to the timing and mix of equipment deliveries in China as part of its large order with the Ministry of Railways compared with the prior-year quarter.

•	Operating income was also negatively impacted in the first three months of 2013 by lower service revenues, partially offset by strong parts sales.

•	Foreign currency translation in the first three months of 2013 decreased operating income for this segment by $0.6 million compared with the same period in the prior year.

Harsco Industrial Segment:

Three Months Ended
Significant Effects on Revenues (In millions)	March 31, 2013
Revenues — 2012	$86.4
Net increased volume	4.0
Revenues — 2013	$90.4

Significant Effects on Operating Income:

•
This Segment's operating income for the first three months of 2013 was higher than the first three months of 2012 due principally to favorable overall product mix, as well as improved demand for industrial boilers, in the heat transfer products business, and air-cooled heat exchangers verse the prior year quarter.

Outlook, Trends and Strategies

In addition to items noted in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, the following significant items, risks, trends and strategies are expected to affect the Company for the remainder of 2013 and beyond:

•
Management will continue to be very selective and disciplined in allocating capital, choosing projects with the highest EVA potential and return on capital employed. The Company expects capital expenditures in 2013 to be in line with capital expenditures in 2012.

•
The Company had a balance sheet debt to capital ratio of 54.0% at March 31, 2013. The ratio has increased in recent years primarily due to decreased equity resulting from the $265.0 million goodwill impairment charge recorded for the Harsco Infrastructure Segment in 2012; the restructuring charges incurred in 2012 and 2011; and pension liability adjustments in 2012 and 2011, including the deferred tax valuation allowance recorded related to U.K. pension liabilities in 2011. Although the debt to capital ratio increased slightly in the first quarter of 2013 due to the timing of earnings and cash flows, the Company expects this ratio to gradually improve during the remainder of 2013 and beyond based on improved results of operations and cash flows.

•
The Company expects its effective income tax rate to approximate 30 percent for the full year 2013. This modest increase from historical levels is due to losses from operations in certain jurisdictions where tax benefits will not be able to be recognized, as well as the geographic mix of income. Going forward, there may be some variability in the reported tax rate from quarter-to-quarter depending on the actual geographic mix of earnings.

Harsco Metals & Minerals Segment:

•
This Segment continues to be impacted by the overall weak economic climate in the global steel industry, particularly in developed markets. Total customer steel production has declined year-over-year in recent quarters, but with modest upturn in the first quarter of 2013 compared to the fourth quarter of 2012. Market forecasts are mixed for the remainder of 2013.

•
The Company will continue its focus on ensuring forecasted profits for renewed contracts meet certain pre-established requirements.  In addition, the Company will focus on winning contracts in emerging markets where steel production is increasing and where the customers value the Company's environmental solutions. Given this strategy, the possibility exists that additional contracts may not be renewed, resulting in exit costs during the period in which such decisions are finalized.

•
Longer term, an example of the execution of the Company's strategy is the 25-year environmental solutions contract for on-site metal recovery in China that was awarded in July 2011 to the Company's venture with Taiyuan Iron & Steel (Group) Co, Ltd. ("TISCO"). This contract will effectively address the environmentally-beneficial processing and metal recovery of TISCO's stainless and carbon steel slag production by-products across a range of potential commercial applications.  The Company anticipates that the venture has the potential to generate initial year new revenues of approximately $18 million as operations ramp-up in the first half of 2013; approximately $30 million in subsequent years; and ramping up to a projected run rate of approximately $50 million to $60 million per year when fully operational.  The Company and TISCO share a 60%-40% relationship in the partnership, respectively, and the Company consolidates the financial statements of the venture.

•
Another example of the Company's longer-term strategy is the June 2012 announcement of a new 20-year environmental services contract for the environmentally-beneficial handling and processing of steelmaking by-products with Tangshan Iron & Steel, the flagship site of China's largest steelmaker, Hebei Iron & Steel (HBIS) Group, the second largest producer of steel in the world. This contract significantly expands the Company's existing resource recovery services at the Tangshan works under a new strategic venture relationship led by the Company that focuses directly on improving the surrounding environment from steelmaking operations.

•
One of the Company's large steel mill customers in Europe has filed for receivership. The Company has less than $10 million of receivables with this customer and believes that these amounts are collectible. Should there be an adverse change in the Company's view on collectability, however, there could be a charge against income in future periods.

Harsco Infrastructure Segment:

•
The Company expects the Harsco Infrastructure Segment to realize a steady year-over-year improvement in operating performance as it globally focuses on driving sales performance and continuing activities to improve efficiencies in yard, asset and project management. This Segment is expected to continue to realize the benefits from the successful implementation of the Fourth Quarter 2010 Harsco Infrastructure Restructuring Program and the 2011/2012 Restructuring Program.

•
Uncertainties remain in key end markets, particularly in the challenged economies in Europe and, to a lesser extent, impacts from low commodity prices on activities in locations such as Australia. The Company does not expect overall material improvement in this Segment's end markets in 2013, although some regions are expected to show improvement.

Harsco Rail Segment:

•
The short-term outlook for this business is unfavorably impacted by the timing of shipments for its large China Ministry of Railways rail grinder orders, which were mostly completed during the first quarter of 2013. Compared with 2012, revenues for this Segment are expected to decline approximately $50 million in 2013 due to the completion of the order. The success in China has been leveraged to secure several new orders in other geographies, as well as with multiple metro systems in China; however, none of the individual orders are as large as the Ministry of Railways nor will the new orders have a significant impact on 2013 results.

•
The longer-term outlook for this Segment continues to be favorable. The global demand for railway maintenance-of-way equipment, parts, and services continues to be strong, giving positive indication of further opportunities for this Segment.

•
Consistent with its growth strategy, the Harsco Rail Segment recently announced new orders in the track maintenance group, including four new equipment orders from China, a rail grinder equipment order for delivery in late 2014 with an interim services agreement in Italy, and a Track Renewal Train equipment order for delivery in early 2014 in India.

Harsco Industrial Segment:

•
The Harsco Industrial Segment is expecting another year of consistent performance for revenue and operating income in 2013, and will continue to focus on product innovation and development to drive strategic growth in its businesses.

•
Overall, the Segment's markets are stable with demand in the air-cooled heat exchangers business remaining strong, and slight improvement is expected in the industrial boilers market for the heat transfer products business as well as industrial grating.

Results of Operations

	Three Months Ended
	March 31
(In millions, except per share amounts)	2013	2012
Revenues from continuing operations	$715.4	$752.3
Cost of services and products sold	564.3	593.7
Selling, general and administrative expenses	124.7	129.2
Other (income) expenses	(1.5)	40.1
Operating income (loss) from continuing operations	25.8	(12.7)
Interest expense	(11.7)	(12.8)
Income tax expense from continuing operations	(5.0)	(4.5)
Income (loss) from continuing operations	9.5	(29.2)
Diluted earnings (loss) per common share from continuing operations attributable to Harsco Corporation common stockholders	0.09	(0.36)
Effective income tax rate for continuing operations	34.4%	(18.1)%
Comparative Analysis of Consolidated Results
Revenues
Revenues for the first quarter of 2013 decreased $36.9 million or 4.9% from the first quarter of 2012.  This decrease was attributable to the following significant items:

Change in Revenues — 2013 vs. 2012	Three Months Ended
(In millions)	March 31, 2013
Net decreased revenues in the Harsco Infrastructure Segment including an $11.3 million decrease related to exiting operations in certain countries in 2012, and poor weather conditions and delayed industrial service maintenance projects in parts of Europe, partially offset by improving rental activity in North America and the Middle East	$(19.5)
Net decreased revenues in the Harsco Metals & Minerals Segment including $10.2 million due to exited underperforming contracts	(13.2)
Impact of foreign currency translation	(12.1)
Net increased revenues in the Harsco Industrial Segment, reflecting improving market conditions and customer demand principally in the air-cooled heat exchanger and heat transfer products businesses	4.0
Net increased revenues in the Harsco Rail Segment due principally to the timing and mix of equipment deliveries, as well as increased aftermarket parts sales offset by lower services volume	3.9
Total change in revenues — 2013 vs. 2012	$(36.9)
Cost of Services and Products Sold
Cost of services and products sold for the first quarter of 2013 decreased $29.4 million or 5.0% from the first quarter of 2012.  This decrease was attributable to the following significant items:

Change in Cost of Services and Products Sold — 2013 vs. 2012	Three Months Ended
(In millions)	March 31, 2013
Decreased costs due to changes in revenues (exclusive of the effect of foreign currency translation, and including the effect of restructuring program savings and the impact of fluctuations in commodity costs included in selling prices)	$(10.5)
Impact of foreign currency translation	(10.4)
Impact related to exiting operations in certain countries in 2012 in the Harsco Infrastructure Segment	(9.0)
Other	0.5
Total change in cost of services and products sold — 2013 vs. 2012	$(29.4)

Selling, General and Administrative Expenses
Selling, general and administrative expenses for the first quarter of 2013 decreased $4.5 million or 3.5% from the first quarter of 2012.  This decrease was attributable to the following significant items:

Change in Selling, General and Administrative Expenses — 2013 vs. 2012	Three Months Ended
(In millions)	March 31, 2013
Decreased compensation expense due to the realization of cost savings benefits from restructuring activities and exited operations in certain countries in 2012 in the Harsco Infrastructure Segment	$(7.2)
Impact of foreign currency translation	(2.2)
Increased professional fees	1.2
Increased commissions, primarily due to higher sales in the Harsco Rail and Harsco Industrial Segments	1.3
Other	2.4
Total change in selling, general and administrative expenses — 2013 vs. 2012	$(4.5)
Other (Income) Expenses
This Condensed Consolidated Statements of Operations classification includes restructuring costs for employee termination benefit costs, product rationalization, and costs to exit activities; former CEO separation costs; and net gains on the disposal of non-core assets.

	Three Months Ended
	March 31
(In thousands)	2013	2012
Restructuring Program costs (see Note 14)	$—	$35,449
Former CEO separation costs	—	4,125
Net gains	(3,692)	(401)
Other (a)	2,150	919
Other (income) expenses	$(1,542)	$40,092
(a) Other includes employee termination benefit costs, impaired asset write-downs, and costs to exit activities that are not directly related to the restructuring programs detailed in Note 14, "Restructuring Programs," in Part I, Item 1, Financial Statements.

Interest Expense
Interest expense decreased $1.1 million from the first quarter of 2012.  The change is primarily due to the financing costs associated with the revolving credit facility, which were recognized when this facility was renewed in March 2012, and fluctuations in foreign currency exchange rates, partially offset by higher interest on outstanding credit facility and commercial paper balances.

Income Tax Expense
Income tax expense from continuing operations increased primarily due to higher income from continuing operations being generated in taxable jurisdictions for the three months ended March 31, 2013 compared with the three months ended March 31, 2012, offset by the expiration of statutes of limitations for uncertain tax positions in certain foreign jurisdictions and the benefits of retroactive law changes. The effective income tax rate related to continuing operations for the three months ended March 31, 2013 was 34.4% compared with (18.1)% for the three months ended March 31, 2012. The effective income tax rate changed primarily due to decreased losses being generated in jurisdictions where no tax benefit can be recognized, offset by the increase in the expiration of statutes of limitations for uncertain tax positions in certain foreign jurisdictions and the benefits of retroactive law changes in 2013 not present in 2012.

Income (Loss) from Continuing Operations
Income from continuing operations of $9.5 million in the first quarter of 2013 was $38.6 million higher than the $29.2 million loss from continuing operations for the same period of 2012. The increase primarily reflects the 2011/2012 Restructuring Program and former CEO separation costs that were not repeated in 2013; ongoing realization of benefits from prior cost-reduction actions; and improved performance in the Harsco Industrial Segment. These gains were partially offset by an unfavorable mix of equipment deliveries in the Harsco Rail Segment compared with the prior-year quarter, as well as lower volumes in the Harsco Metals & Minerals Segment.

Liquidity and Capital Resources
Overview
The Company continues to have sufficient available liquidity and has been able to obtain all necessary financing.  The Company currently expects operational and business needs to be met with cash from operations supplemented with borrowings from time to time due to historical patterns of seasonal cash flow and for the funding of various projects.
The Company continues to implement and perform capital efficiency initiatives to enhance liquidity.  These initiatives have included: prudent allocation of capital spending to projects where the highest returns can be achieved while redeploying existing capital investments; optimization of worldwide cash positions; reductions in discretionary spending; and frequent evaluation of customer and business-partner credit risk.
During the first three months of 2013, the Company’s operations provided $3.4 million in operating cash flow, an increase from the $1.4 million used in the first three months of 2012.  Approximately $8 million of operating cash was disbursed in the first three months of 2013 for restructuring costs associated with the Fourth Quarter 2010 Harsco Infrastructure Program and the 2011/2012 Restructuring Program compared to approximately $29 million of operating cash disbursed in the first three months of 2012.  In the first three months of 2013, the Company invested $53.7 million in capital expenditures, mostly for the Harsco Metals & Minerals Segment (approximately 49% of the total capital expenditures were for revenue-growth projects), compared with $52.8 million invested in the first three months of 2012.  The Company paid $16.5 million in stockholder dividends in the first three months of both 2013 and 2012.
The Company’s net cash borrowings increased by $52.7 million in the first three months of 2013, primarily to fund capital expenditures, principally in the Harsco Metals & Minerals Segment.  The Company’s debt to total capital ratio increased to 54.0% at March 31, 2013 from 52.9% at December 31, 2012.  The increase at March 31, 2013 is primarily due to the increased net cash borrowings for the first three months of 2013.
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
The Company continues its focus on improving working capital efficiency.  The Company’s Continuous Improvement initiatives are being used to further improve the effective and efficient use of working capital, particularly accounts receivable and inventories.
The Company also generated $10.6 million in cash from asset sales in the first three months of 2013. The Company plans to continue to supplement cash from operations with future asset sales.
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
Major uses of operating cash flows and borrowed funds include: capital investments, principally in the Harsco Metals & Minerals Segment; payroll costs and related benefits; dividend payments; pension funding payments; inventory purchases for the Harsco Rail and Harsco Industrial Segments; income tax payments; debt principal and interest payments; insurance premiums and payments of self-insured casualty losses; and machinery, equipment, automobile and facility lease payments. Additionally, in 2012, there were significant payments under the 2011/2012 Restructuring Program.  Cash may also be used for targeted strategic acquisitions as appropriate opportunities arise.

Resources available for cash requirements
The Company meets its ongoing cash requirements for operations and growth initiatives by utilizing cash from operations and by borrowings under the Company's various credit agreements augmented periodically by cash proceeds from asset sales.  Public markets are accessed through discrete-term note issuance to investors.  The Company has various bank credit facilities that are available throughout the world.  The Company expects to utilize public debt markets, bank credit facilities and cash from operations to meet its cash requirements in the future.
The following table illustrates the amounts outstanding under credit facilities and commercial paper programs and available credit at March 31, 2013:

	March 31, 2013
(In millions)	Facility Limit	Outstanding Balance	Available Credit
U.S. commercial paper program	$550.0	$25.0	$525.0
Multi-year revolving credit agreement (a)	525.0	104.0	421.0
Totals	$1,075.0	$129.0	$946.0	(b)
(a)   U.S.-based program.
(b)   Although the Company has significant available credit, for practical purposes, the Company limits aggregate commercial paper and credit facility borrowings at any one-time to a maximum of $525 million (the amount of the multi-year revolving credit agreement).
At March 31, 2013 and December 31, 2012, the Company had $129.0 million and $89.5 million, respectively, of commercial paper and credit facility borrowings outstanding. At both March 31, 2013 and December 31, 2012, all such balances were classified as long-term borrowings in the Condensed Consolidated Balance Sheets. Classification of such balances is based on the Company's ability and intent to repay such amounts over the subsequent twelve months, as well as the Company's intent and ability to borrow for a period longer than a year. To the extent the Company expects to repay any amounts within the subsequent twelve months, the amounts would be classified as short-term borrowings.
At March 31, 2013, the Company's 5.125% notes due September 15, 2013, $150 million aggregate principal, are classified as Long-term debt on the Condensed Consolidated Balance Sheet based on the Company's intent and ability to refinance this debt using borrowings under the Company's multi-year revolving credit facility.
Credit Ratings and Outlook
The following table summarizes the Company’s current debt ratings:

Rating Agency	Long-term Notes	U.S.-Based Commercial Paper	Watch / Outlook
Standard & Poor’s (S&P)	BBB-	A-3	Negative Outlook
Moody’s	Ba1	Not Prime	Stable Outlook
Fitch	BBB	F3	Negative Outlook

In March 2013, S&P downgraded the Company's long-term and short-term ratings to BBB- and A-3, respectively, while maintaining a negative outlook. Moody's downgraded the Company's long-term and short-term ratings to Ba1 and Not Prime, respectively, while upgrading to a stable outlook. The impact of these rating agency actions was an increase to the Company's short-term borrowing costs and reduced access to certain short-term credit markets. Future downgrades to the Company’s credit ratings may increase borrowing costs to the Company, while an improvement in the Company’s credit ratings may decrease borrowing costs to the Company.  However, future downgrades in the Company’s credit ratings will not reduce access to the Company's $525 million multi-year revolving credit facility.

Working Capital Position
Changes in the Company’s working capital are reflected in the following table:

(Dollars in millions)	March 31 2013	December 31 2012	Increase (Decrease)
Current Assets
Cash and cash equivalents	$92.9	$95.3	$(2.3)
Trade accounts receivable, net	622.2	600.3	21.9
Other receivables	39.7	39.8	(0.2)
Inventories	244.5	236.5	8.0
Other current assets	96.6	94.6	2.1
Total current assets	1,095.9	1,066.4	29.5
Current Liabilities
Notes payable and current maturities	16.6	11.8	4.7
Accounts payable	231.6	221.5	10.1
Accrued compensation	74.1	94.4	(20.3)
Income taxes payable	8.9	10.1	(1.2)
Other current liabilities	286.9	299.8	(12.9)
Total current liabilities	618.0	637.6	(19.6)
Working Capital	$477.9	$428.9	$49.0
Current Ratio (a)	1.8	1.7

(a)          Calculated as Total current assets/Total current liabilities
Working capital increased $49.0 million in the first three months of 2013 due principally to the following factors:

•	Trade accounts receivable, net increased $21.9 million, primarily due to timing of invoicing and collections primarily in the Harsco Metals & Minerals and Harsco Rail Segments;

•	Accrued compensation decreased by $20.3 million primarily due to the payment of incentive compensation from 2012; and

•	Other current liabilities decreased $12.9 million primarily due to a decrease in customer advances related to the delivery of certain machines in the Harsco Rail Segment.
These working capital increases were partially offset by the following:

•	Accounts payable increased by $10.1 million due to the timing of payments.
Certainty of Cash Flows
The certainty of the Company’s future cash flows is underpinned by the long-term nature of the Company’s metals services contracts and overall discretionary cash flows (operating cash flows plus cash from asset sales in excess of the amounts necessary for capital expenditures to maintain current revenue levels) generated by the Company.  Historically, the Company has utilized these discretionary cash flows for growth-related capital expenditures, strategic acquisitions, debt repayment and dividend payments.
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

Cash Flow Summary
The Company’s cash flows from operating, investing and financing activities, as reflected in the Condensed Consolidated Statements of Cash Flows, are summarized in the following table:

	Three Months Ended
	March 31
(In millions)	2013	2012
Net cash provided (used) by:
Operating activities	$3.4	$(1.4)
Investing activities	(40.2)	(32.3)
Financing activities	36.4	47.6
Effect of exchange rate changes on cash	(1.9)	1.6
Net change in cash and cash equivalents	$(2.3)	$15.4

Cash Provided (Used) by Operating Activities — Net cash provided by operating activities in the first three months of 2013 was $3.4 million, an increase of $4.8 million from the first three months of 2012.  The increase is primarily due to net income in the first quarter of 2013 compared with a net loss in the first quarter of 2012; timing of accounts payable disbursements, partially offset by the timing of accounts receivables receipts; changes in other assets and liabilities as detailed below; and restructuring program non-cash expenses in 2012 which were not repeated in 2013.
Included in the Cash flows from operating activities section of the Condensed Consolidated Statement of Cash Flows is the caption Other assets and liabilities. For the three months ended March 31, 2013 and 2012 decreases in this line item were $22.2 million and $4.0 million, respectively. The major components of this line item include the net impact of defined benefit pension plan funding, fluctuations in advances from customers and vendor prepayments. A summary of these components for the periods presented is as follows:

	Three Months Ended
	March 31
(In millions)	2013	2012
Net cash provided by (used in):
Change in net defined benefit pension liabilities	$(12.0)	$(14.8)
Change in advance on contracts from customers	(10.3)	(0.5)
Change in prepaid expenses	(3.3)	6.4
Other	3.4	4.9
Total	$(22.2)	$(4.0)
Cash Used by Investing Activities — Net cash used in investing activities in the first three months of 2013 was $40.2 million, an increase of $7.9 million from the first three months of 2012.  The increase was primarily due to reduced cash proceeds from sales of assets.
Cash Provided by Financing Activities — Net cash provided by financing activities in the first three months of 2013 was $36.4 million, a decrease of $11.3 million from the first three months of 2012.  The change was primarily due to a decrease in year-over-year net cash borrowings and lower contributions from noncontrolling interests.
The following table summarizes the Company's debt and capital positions at March 31, 2013 and December 31, 2012:

(Dollars in millions)	March 31 2013	December 31 2012
Notes payable and current maturities	$16.6	$11.8
Long-term debt	1,010.6	957.4
Total debt	1,027.2	969.3
Total equity	874.6	861.6
Total capital	$1,901.8	$1,830.9
Total debt to total capital (a)	54.0%	52.9%
(a) Calculated as Total debt/Total capital.
The Company’s debt as a percent of total capital increased in the first three months of 2013 due principally to increased borrowings under the Company's multi-year revolving credit agreement, partially offset by the increase in total equity as a result of higher net income for the first three months of 2013.

Debt Covenants
The credit agreement governing the Company's multi-year revolving credit facility contains covenants that stipulate a maximum debt to capital ratio of 60%, limit the proportion of subsidiary consolidated indebtedness to a maximum of 10% of consolidated tangible assets and specify a minimum ratio of total consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) to consolidated interest charges of 3.0:1.  The Company’s 5.75% and 2.70% notes include covenants that require the Company to offer to repurchase the notes at 101% of par in the event of a change of control of the Company or disposition of substantially all of the Company’s assets in combination with a downgrade in the Company’s credit rating to non-investment grade.  At March 31, 2013, the Company was in compliance with these covenants with a debt to capital ratio (as defined by the covenants) of 55.0% and a ratio of consolidated EBITDA to consolidated interest charges of 7.5:1.  The proportion of subsidiary consolidated indebtedness to consolidated tangible assets approximated 2.5% at March 31, 2013. Based on balances at March 31, 2013, the Company could increase borrowings by approximately $240 million and still be in compliance with its debt covenants.  Alternatively, keeping all other factors constant, the Company’s equity could decrease by approximately $163 million and the Company would still be within its debt covenants.  The Company expects to continue to be in compliance with these debt covenants for at least the next twelve months.

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

At March 31, 2013, the Company's consolidated cash and cash equivalents included $90.0 million held by foreign subsidiaries. At March 31, 2013, less than 10% of the Company's consolidated cash and cash equivalents had regulatory restrictions that would preclude the transfer of funds with and among subsidiaries. The cash and cash equivalents held by foreign subsidiaries also included $33.2 million held in consolidated strategic ventures. The strategic venture agreements may require strategic venture partner approval to transfer funds with and among subsidiaries. While the Company's remaining foreign cash and cash equivalents can be transferred with and among subsidiaries, the majority of these foreign cash balances will be used to support the on-going working capital needs and continued growth of the Company's foreign operations.
The Company plans to continue its strategy of targeted, prudent investing for strategic purposes for the foreseeable future and to make more efficient use of existing investments.  The long-term goal of this strategy is to create stockholder value by improving the Company’s EVA.  Under this program, the Company evaluates strategic investments based upon the investment’s economic profit.  EVA equals after-tax operating profits less a charge for the use of the capital employed to create those profits.  Therefore, value is created when a project or initiative produces a return above the risk-adjusted local country cost of capital.  In the first three months of 2013, EVA was slightly lower than the first three months of 2012, but is expected to be higher for the full year 2013.
The Company currently expects to continue paying dividends to stockholders.  In April 2013, the Company declared its 253rd consecutive quarterly cash dividends, payable in August 2013.
The Company’s financial position and debt capacity should enable it to meet current and future requirements. As additional resources are needed, the Company should be able to obtain funds readily and at competitive costs. The Company intends to continue investing in high-return, organic growth projects and prudent, strategic alliances and ventures; reduce debt; and pay cash dividends as a means of enhancing stockholder value.

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

ITEM 4.        CONTROLS AND PROCEDURES

Based on the evaluation required by Securities Exchange Act Rules 13a-15(b) and 15d-15(b), the Company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of disclosure controls and procedures, as defined in Securities Exchange Act Rules 15a-15(e) and 15d-15(e), as of March 31, 2013.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective.  There have been no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting during the first quarter of 2013.

PART II — OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS
Information on legal proceedings is included in Note 8, “Commitments and Contingencies,” in Part I, Item 1, Financial Statements.
ITEM 1A.     RISK FACTORS
The Company's risk factors as of March 31, 2013 have not changed materially from those described in Part 1, Item 1A, “Risk Factors,” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.
ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (a)
January 1, 2013 - January 31, 2013	—	—	—	2,000,000
February 1, 2013 - February 28, 2013	—	—	—	2,000,000
March 1, 2013 - March 31, 2013	—	—	—	2,000,000
Total	—	—	—
(a) On January 28, 2013, the Board of Directors increased the number of shares available for repurchase under the Company's share repurchase program and extended the program for an additional year. As a result, the Company is currently authorized to repurchase up to 2,000,000 shares through January 31, 2014. When and if appropriate, repurchases are made in open market transactions, depending on market conditions.  Share repurchases may not occur and may be discontinued at any time.
ITEM 3.        DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.        MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.        OTHER INFORMATION
DIVIDEND INFORMATION
On April 23, 2013, the Company’s Board of Directors declared a quarterly cash dividend of $0.205 per share, payable August 15, 2013 to stockholders of record at the close of business on July 15, 2013.
CHANGE IN CONTROL SEVERANCE AGREEMENT WITH F. NICHOLAS GRASBERGER, III
On May 8, 2013, the Company and F. Nicholas Grasberger, III, the Company' s Senior Vice President and Chief Financial Officer, entered into the Company's standard Change in Control Severance Agreement, the general form of which was previously filed by the Company as Exhibit 10(d) to its Annual Report on Form 10-K for the year ended December 31, 2010. The terms of Mr. Grasberger's agreement are consistent with the terms of the Company's general form, which terms were described in the Current Report on Form 8-K filed by the Company on December 20, 2010 and are incorporated herein by reference. In particular, Mr. Grasberger is generally entitled to receive “double-trigger” severance benefits under the agreement at a level equal to two times his highest base salary during the period beginning 90 days prior to a change in control through the date of termination, plus two times his target annual incentive award for the year of termination.

ITEM 6.        EXHIBITS

The following exhibits are filed as a part of this report:

Exhibit Number	Description
10.1	Notification Letter to F. Nicholas Grasberger, III dated March 20, 2013.
10.2	Form of Change in Control Severance Agreement (incorporated by reference to the Company's Annual Report on Form 10-K for the period ended December 31, 2010, Commission File Number 001-03970.
31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).
31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).
32	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer).
101
The following financial statements from Harsco Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, filed with the Securities and Exchange Commission on May 9, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iv) the Condensed Consolidated Statements of Cash Flows; (v) the Condensed Consolidated Statements of Equity; and (vi) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HARSCO CORPORATION
(Registrant)

DATE	May 9, 2013	/s/ F. NICHOLAS GRASBERGER, III
F. Nicholas Grasberger, III
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

DATE	May 9, 2013	/s/ BARRY E. MALAMUD
Barry E. Malamud
Vice President and Corporate Controller
(Principal Accounting Officer)