Form 10-Q
period 2013-06-30
HARSCO CORP
filed 2013-08-08
CIK 45876

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2013
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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐  NO ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 1, 2013
Common stock, par value $1.25 per share	80,666,620

HARSCO CORPORATION
FORM 10-Q

PART I — FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

HARSCO CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands)	June 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$89,001	$95,250
Trade accounts receivable, net	631,955	600,264
Other receivables	41,659	39,836
Inventories	244,836	236,512
Other current assets	96,181	94,581
Total current assets	1,103,632	1,066,443
Property, plant and equipment, net	1,232,874	1,266,225
Goodwill	418,053	429,198
Intangible assets, net	67,271	77,726
Other assets	153,045	136,377
Total assets	$2,974,875	$2,975,969
LIABILITIES
Current liabilities:
Short-term borrowings	$10,157	$8,560
Current maturities of long-term debt	5,813	3,278
Accounts payable	231,335	221,479
Accrued compensation	75,876	94,398
Income taxes payable	11,526	10,109
Dividends payable	16,536	16,520
Insurance liabilities	20,253	19,434
Advances on contracts	37,924	47,696
Other current liabilities	199,437	216,101
Total current liabilities	608,857	637,575
Long-term debt	1,039,337	957,428
Deferred income taxes	18,931	18,880
Insurance liabilities	59,629	63,248
Retirement plan liabilities	348,515	385,062
Other liabilities	43,862	52,152
Total liabilities	2,119,131	2,114,345
COMMITMENTS AND CONTINGENCIES
HARSCO CORPORATION STOCKHOLDERS’ EQUITY
Preferred stock	—	—
Common stock	140,222	140,080
Additional paid-in capital	156,959	152,645
Accumulated other comprehensive loss	(425,146)	(411,168)
Retained earnings	1,673,423	1,675,490
Treasury stock	(746,045)	(745,205)
Total Harsco Corporation stockholders’ equity	799,413	811,842
Noncontrolling interests	56,331	49,782
Total equity	855,744	861,624
Total liabilities and equity	$2,974,875	$2,975,969

See accompanying notes to unaudited condensed consolidated financial statements.

HARSCO CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
(In thousands, except per share amounts)	2013	2012	2013		2012
Revenues from continuing operations:
Service revenues	$584,908	$598,823	$1,136,063		$1,197,523
Product revenues	174,828	171,752	339,068		325,387
Total revenues	759,736	770,575	1,475,131		1,522,910
Costs and expenses from continuing operations:
Cost of services sold	460,305	469,998	903,701		953,423
Cost of products sold	116,849	114,782	237,711		225,024
Selling, general and administrative expenses	125,623	125,594	250,321		254,797
Research and development expenses	2,184	2,686	4,380		4,746
Other expenses	3,928	22,876	2,386		62,968
Total costs and expenses	708,889	735,936	1,398,499		1,500,958
Operating income from continuing operations	50,847	34,639	76,632		21,952
Interest income	830	882	1,236		1,556
Interest expense	(12,855)	(11,608)	(24,598)		(24,432)
Income (loss) from continuing operations before income taxes and equity income	38,822	23,913	53,270		(924)
Income tax expense	(11,508)	(10,446)	(16,473)		(14,944)
Equity in income of unconsolidated entities, net	595	128	581		297
Income (loss) from continuing operations	27,909	13,595	37,378		(15,571)
Discontinued operations:
Loss on disposal of discontinued business	(863)	(515)	(1,505)		(1,165)
Income tax benefit related to discontinued business	330	193	575		437
Loss from discontinued operations	(533)	(322)	(930)		(728)
Net income (loss)	27,376	13,273	36,448		(16,299)
Less: Net income attributable to noncontrolling interests	(3,578)	(562)	(5,405)		(359)
Net income (loss) attributable to Harsco Corporation	$23,798	$12,711	$31,043		$(16,658)
Amounts attributable to Harsco Corporation common stockholders:
Income (loss) from continuing operations, net of tax	$24,331	$13,033	$31,973		$(15,930)
Loss from discontinued operations, net of tax	(533)	(322)	(930)		(728)
Net income (loss) attributable to Harsco Corporation common stockholders	$23,798	$12,711	$31,043		$(16,658)

Weighted-average shares of common stock outstanding	80,760	80,631	80,733		80,605
Basic earnings (loss) per common share attributable to Harsco Corporation common stockholders:
Continuing operations	$0.30	$0.16	$0.40		$(0.20)
Discontinued operations	(0.01)	—	(0.01)		(0.01)
Basic earnings (loss) per share attributable to Harsco Corporation common stockholders	$0.29	$0.16	$0.38	(a)	$(0.21)

Diluted weighted-average shares of common stock outstanding	81,004	80,882	80,967		80,605
Diluted earnings (loss) per common share attributable to Harsco Corporation common stockholders:
Continuing operations	$0.30	$0.16	$0.39		$(0.20)
Discontinued operations	(0.01)	—	(0.01)		(0.01)
Diluted earnings (loss) per share attributable to Harsco Corporation common stockholders	$0.29	$0.16	$0.38		$(0.21)

Cash dividends declared per common share	$0.205	$0.205	$0.41		$0.41
(a) Does not total due to rounding

See accompanying notes to unaudited condensed consolidated financial statements.

HARSCO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

	Three Months Ended
	June 30
(In thousands)	2013	2012
Net income	$27,376	$13,273
Other comprehensive income (loss):
Foreign currency translation adjustments, net of deferred income taxes	(34,539)	(67,119)
Net gain (loss) on cash flow hedging instruments, net of deferred income taxes of $1,206 and $(680) in 2013 and 2012, respectively	(1,525)	1,939
Pension liability adjustments, net of deferred income taxes of $(457) and $(2,118) in 2013 and 2012, respectively	3,220	14,267
Unrealized loss on marketable securities, net of deferred income taxes of $3 in 2012	—	(5)
Total other comprehensive loss	(32,844)	(50,918)
Total comprehensive loss	(5,468)	(37,645)
Less: Comprehensive loss attributable to noncontrolling interests	2,946	316
Comprehensive loss attributable to Harsco Corporation	$(2,522)	$(37,329)

	Six Months Ended
	June 30
(In thousands)	2013	2012
Net income (loss)	$36,448	$(16,299)
Other comprehensive income (loss):
Foreign currency translation adjustments, net of deferred income taxes	(46,555)	(31,079)
Net gain on cash flow hedging instruments, net of deferred income taxes of $769 and $(895) in 2013 and 2012, respectively	536	2,701
Pension liability adjustments, net of deferred income taxes of $(4,548) and $(1,325) in 2013 and 2012, respectively	31,223	8,849
Unrealized gain on marketable securities, net of deferred income taxes of $(5) and $(1) in 2013 and 2012, respectively	8	2
Total other comprehensive loss	(14,788)	(19,527)
Total comprehensive income (loss)	21,660	(35,826)
Less: Comprehensive loss attributable to noncontrolling interests	4,595	12
Comprehensive income (loss) attributable to Harsco Corporation	$26,255	$(35,814)

See accompanying notes to unaudited condensed consolidated financial statements.

HARSCO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
	June 30
(In thousands)	2013	2012
Cash flows from operating activities:
Net income (loss)	$36,448	$(16,299)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	121,640	126,889
Amortization	8,847	11,067
Deferred income tax benefit	(2,528)	(11,801)
Equity in income of unconsolidated entities, net	(581)	(297)
Dividends from unconsolidated entities	—	154
Harsco 2011/2012 Restructuring Program non-cash adjustment	—	19,558
Other, net	(2,157)	(15,984)
Changes in assets and liabilities:
Accounts receivable	(47,398)	(5,564)
Inventories	(13,363)	(24,850)
Accounts payable	9,949	(7,951)
Accrued interest payable	566	31
Accrued compensation	(14,782)	(5,719)
Harsco Infrastructure Segment 2010 Restructuring Program accrual	(295)	(2,751)
Harsco 2011/2012 Restructuring Program accrual	(10,950)	(3,508)
Other assets and liabilities	(29,027)	(27,228)
Net cash provided by operating activities	56,369	35,747

Cash flows from investing activities:
Purchases of property, plant and equipment	(120,191)	(107,845)
Proceeds from sales of assets	14,853	36,573
Other investing activities, net	(2,400)	1,348
Net cash used by investing activities	(107,738)	(69,924)

Cash flows from financing activities:
Short-term borrowings, net	4,188	(26,366)
Current maturities and long-term debt:
Additions	127,395	219,076
Reductions	(51,277)	(124,176)
Cash dividends paid on common stock	(33,093)	(33,029)
Dividends paid to noncontrolling interests	(2,655)	(2,072)
Contributions from noncontrolling interests	4,502	7,985
Purchase of noncontrolling interests	(166)	—
Common stock issued - options	371	725
Other financing activities, net	—	(2,708)
Net cash provided by financing activities	49,265	39,435

Effect of exchange rate changes on cash	(4,145)	(5,073)
Net increase (decrease) in cash and cash equivalents	(6,249)	185
Cash and cash equivalents at beginning of period	95,250	121,184
Cash and cash equivalents at end of period	$89,001	$121,369

See accompanying notes to unaudited condensed consolidated financial statements.

HARSCO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (Unaudited)

	Harsco Corporation Stockholders’ Equity
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests
(In thousands, except share and per share amounts)	Issued	Treasury					Total
Balances, January 1, 2012	$139,914	$(744,644)	$149,066	$1,996,234	$(364,191)	$43,539	$1,219,918
Net income (loss)				(16,658)		359	(16,299)
Cash dividends declared:
Common @ $0.41 per share				(33,058)			(33,058)
Noncontrolling interests						(2,068)	(2,068)
Translation adjustments, net of deferred income taxes of $2,357					(30,708)	(371)	(31,079)
Cash flow hedging instrument adjustments, net of deferred income taxes of $(895)					2,701		2,701
Contributions from noncontrolling interests						8,490	8,490
Pension liability adjustments, net of deferred income taxes of $(1,325)					8,849		8,849
Marketable securities unrealized gains, net of deferred income taxes of $(1)					2		2
Stock options exercised, 38,900 shares	49		661				710
Vesting of restricted stock units and other stock grants, net 48,519 shares	92	(561)	584				115
Amortization of unearned portion of stock-based compensation, net of forfeitures			1,308				1,308
Balances, June 30, 2012	$140,055	$(745,205)	$151,619	$1,946,518	$(383,347)	$49,949	$1,159,589

	Harsco Corporation Stockholders’ Equity
(In thousands, except share and per share amounts)	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests
	Issued	Treasury					Total
Balances, January 1, 2013	$140,080	$(745,205)	$152,645	$1,675,490	$(411,168)	$49,782	$861,624
Net income				31,043		5,405	36,448
Cash dividends declared:
Common @ $0.41 per share				(33,110)			(33,110)
Noncontrolling interests						(2,655)	(2,655)
Translation adjustments, net of deferred income taxes of $7,555					(45,745)	(810)	(46,555)
Cash flow hedging instrument adjustments, net of deferred income taxes of $769					536		536
Contributions from noncontrolling interests						4,502	4,502
Purchase of subsidiary shares from noncontrolling interest			(292)			107	(185)
Pension liability adjustments, net of deferred income taxes of $(4,548)					31,223		31,223
Marketable securities unrealized gains, net of deferred income taxes of $(5)					8		8
Stock options exercised, net 20,000 shares	25		362				387
Vesting of restricted stock units and other stock grants, net 60,674 shares	117	(840)	2,059				1,336
Amortization of unearned portion of stock-based compensation, net of forfeitures			2,185				2,185
Balances, June 30, 2013	$140,222	$(746,045)	$156,959	$1,673,423	$(425,146)	$56,331	$855,744

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
Operating results and cash flows for the three and six months ended June 30, 2013 are not indicative of the results that may be expected for the year ending December 31, 2013.
During the second quarter of 2013, the Company recorded non-cash out-of-period adjustments that had the net effect of increasing after-tax income by $3.0 million, or $0.04 per diluted share, for the second quarter of 2013, and by $2.6 million million, or $0.03 per diluted share, for the first half of 2013. The adjustments are primarily the result of correcting claims paid information for certain international accrued insurance reserves during the regular, periodic evaluation of these insurance reserves undertaken during the quarter. The Company assessed the individual and aggregate impact of these adjustments on the current year and all prior periods and determined that the cumulative effect of the adjustments was not material to the expected full-year 2013 results and did not result in a material misstatement to any previously issued annual or quarterly financial statements. Consequently, the Company recorded the $3.0 million net adjustment in the second quarter of 2013 and has not revised any previously issued annual financial statements or interim financial data.

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
The following accounting standards have been issued and become effective for the Company at a future date:
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

In July 2013, the FASB issued changes related to financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists that could be used to offset the liability for an uncertain tax position. The changes resolve diversity in practice related to these matters. The changes become effective for the Company on January 1, 2014. Management has determined that these changes will not have a material impact on the Company's consolidated financial statements.

3.    Accounts Receivable and Inventories
Accounts receivable consist of the following:

(In thousands)	June 30 2013	December 31 2012
Trade accounts receivable	$652,013	$617,517
Less: Allowance for doubtful accounts	(20,058)	(17,253)
Trade accounts receivable, net	$631,955	$600,264

Other receivables (a)	$41,659	$39,836
(a) Other receivables include insurance claim receivables, employee receivables, tax claim receivables and other miscellaneous receivables not included in Trade accounts receivable, net.
The provision for doubtful accounts related to trade accounts receivable was as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
(In thousands)	2013	2012	2013	2012
Provision for doubtful accounts related to trade accounts receivable	$2,621	$3,936	$4,838	$6,863
Inventories consist of the following:

(In thousands)	June 30 2013	December 31 2012
Finished goods	$79,282	$69,904
Work-in-process	36,834	28,944
Raw materials and purchased parts	91,276	99,058
Stores and supplies	37,444	38,606
Inventories	$244,836	$236,512

4.     Property, Plant and Equipment
Property, plant and equipment consists of the following:

(In thousands)	June 30 2013	December 31 2012
Land	$25,108	$26,336
Land improvements	14,569	14,199
Buildings and improvements	195,484	190,078
Machinery and equipment	2,894,851	2,950,384
Uncompleted construction	113,629	107,633
Gross property, plant and equipment	3,243,641	3,288,630
Less: Accumulated depreciation	(2,010,767)	(2,022,405)
Property, plant and equipment, net	$1,232,874	$1,266,225

5.     Goodwill and Other Intangible Assets
The following table reflects the changes in carrying amounts of goodwill by segment (there is no goodwill associated with the Harsco Infrastructure or Harsco Industrial Segments) for the six months ended June 30, 2013:

(In thousands)	Harsco Metals & Minerals Segment	Harsco Rail Segment	Consolidated Totals
Balance at December 31, 2012	$419,888	$9,310	$429,198
Foreign currency translation	(11,145)	—	(11,145)
Balance at June 30, 2013	$408,743	$9,310	$418,053
The Company tests for goodwill impairment annually or more frequently if indicators of impairment exist or if a decision is made to dispose of a business.  The Company performs its annual goodwill impairment test as of October 1 and monitors for triggering events on an ongoing basis.  The Company determined that as of June 30, 2013, no interim goodwill impairment testing was necessary.  There can be no assurance that the Company’s annual goodwill impairment testing will not result in a charge to earnings.  Any impairment could result in the write-down of the carrying value of goodwill to its implied fair value.
Intangible assets consist of the following:

	June 30, 2013		December 31, 2012
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer related	$178,395	$131,259	$183,862	$129,904
Non-compete agreements	1,328	1,299	1,347	1,310
Patents	6,782	5,551	6,909	5,503
Technology related	29,182	18,796	29,588	17,551
Trade names	18,072	12,841	18,685	11,688
Other	9,499	6,241	9,947	6,656
Total	$243,258	$175,987	$250,338	$172,612

Amortization expense for intangible assets was as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
(In thousands)	2013	2012	2013	2012
Amortization expense for intangible assets	$3,904	$4,099	$7,852	$9,407

The estimated amortization expense for the next five fiscal years based on current intangible assets is as follows:

(In thousands)	2013	2014	2015	2016	2017
Estimated amortization expense (a)	$16,500	$14,250	$9,750	$8,000	$4,250
(a) These estimated amortization expense amounts do not reflect the potential effect of future foreign currency exchange fluctuations.

6.  Employee Benefit Plans

	Three Months Ended
	June 30
Defined Benefit Net Periodic Pension Cost	U. S. Plans		International Plans
(In thousands)	2013	2012	2013	2012
Defined benefit plans:
Service cost	$642	$471	$900	$862
Interest cost	2,944	3,203	10,762	11,062
Expected return on plan assets	(3,913)	(3,899)	(11,800)	(10,690)
Recognized prior service costs	35	47	94	96
Recognized loss	1,264	1,155	4,149	3,747
Settlement/curtailment gains	—	—	(289)	(366)
Defined benefit plans net periodic pension cost	$972	$977	$3,816	$4,711

	Six Months Ended
	June 30
Defined Benefit Net Periodic Pension Cost	U. S. Plans		International Plans
(In thousands)	2013	2012	2013	2012
Defined benefit plans:
Service cost	$1,283	$943	$1,808	$1,926
Interest cost	5,884	6,411	21,545	22,441
Expected return on plan assets	(7,822)	(7,806)	(23,619)	(21,735)
Recognized prior service costs	72	95	184	194
Recognized loss	2,526	2,313	8,300	7,479
Amortization of transition liability	—	—	—	8
Settlement/curtailment gains	—	—	(289)	(2,061)
Defined benefit plans net periodic pension cost	$1,943	$1,956	$7,929	$8,252

	Three Months Ended		Six Months Ended
Company Contributions	June 30		June 30
(In thousands)	2013	2012	2013	2012
Defined benefit pension plans:
United States	$565	$2,049	$1,048	$2,638
International	3,320	3,559	20,956	22,171
Multiemployer pension plans	5,699	4,479	8,515	7,774
Defined contribution pension plans	4,070	3,485	8,821	8,434
The Company currently anticipates contributing an additional $1.7 million and $10.2 million for the U.S. and international defined benefit pension plans, respectively, during the remainder of 2013.

7.     Income Taxes

Income tax expense from continuing operations increased primarily due to higher income from continuing operations being generated in taxable jurisdictions for the three and six months ended June 30, 2013 compared with the three and six months ended June 30, 2012. This increase was partially offset by the expiration of statutes of limitations for uncertain tax positions in certain foreign jurisdictions, amended return filings, and retroactive law changes in certain jurisdictions. The effective income tax rate related to continuing operations for the three and six months ended June 30, 2013 was 29.6% and 30.9%, respectively. The effective income tax rate related to continuing operations for the three and six months ended June 30, 2012 was 43.7% and (1,617.4)%, respectively. The effective income tax rate changed between 2012 and 2013 primarily due to decreased losses being generated in jurisdictions where no tax benefit can be recognized.

An income tax benefit from an uncertain tax position may be recognized when it is more-likely-than-not that the position will be sustained upon examination, based on technical merits, including resolutions of any related appeals or litigation processes. The unrecognized income tax benefit at June 30, 2013 was $27.5 million, including interest and penalties.  Within the next twelve months, it is reasonably possible that up to $3.8 million of unrecognized income tax benefits will be recognized upon settlement of tax examinations and the expiration of various statutes of limitations.

The Company was contacted by the U.S. Internal Revenue Service to audit the Company's 2010 income tax return. The Internal Revenue Service commenced its audit during the second quarter of 2013.

8.  Commitments and Contingencies

Environmental
The Company is involved in a number of environmental remediation investigations and cleanups and, along with other companies, has been identified as a “potentially responsible party” for certain waste disposal sites.  While each of these matters is subject to various uncertainties, it is probable that the Company will agree to make payments toward funding certain of these activities and it is possible that some of these matters will be decided unfavorably to the Company.  The Company has evaluated its potential liability, and its financial exposure is dependent upon such factors as the continuing evolution of environmental laws and regulatory requirements, the availability and application of technology, the allocation of cost among potentially responsible parties, the years of remedial activity required and the remediation methods selected.  The Condensed Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012 include accruals in Other current liabilities of $1.4 million and $1.9 million, respectively, for environmental matters.  The amounts charged against pre-tax income related to environmental matters totaled $0.3 million and $0.6 million for the three and six months ended June 30, 2013, respectively. The amounts charged against pre-tax income related to environmental matters totaled $0.3 million and $0.5 million for the three and six months ended June 30, 2012, respectively.
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
Brazilian Tax Disputes
The Company is involved in a number of tax disputes with federal, state and municipal tax authorities in Brazil. These disputes are at various stages of the legal process, including the administrative review phase and the collection action phase, and include assessments of fixed amounts of principal and penalties, plus interest charges that increase at statutorily determined amounts per month and are assessed on the aggregate amount of the principal and penalties. In addition, the losing party at the collection action or court of appeals phase could be subject to a charge to cover statutorily mandated legal fees, which are generally calculated as a percentage of the total assessed amounts due, inclusive of penalty and interest. A large number of the claims relate to value-added ("ICMS") services and social security ("INSS") tax disputes. The largest proportion of the assessed amounts relate to ICMS claims filed by the State Revenue Authorities from the State of São Paulo, Brazil (the "SPRA"), encompassing the period from January 2002 to May 2005.
In October 2009, the Company received notification of the SPRA’s final administrative decision regarding the levying of ICMS in the State of São Paulo in relation to services provided to a customer in the State between January 2004 and May 2005.  As of June 30, 2013, the principal amount of the tax assessment from the SPRA with regard to this case was approximately $3 million, with penalty, interest and fees assessed to date increasing such amount by an additional $28 million.  Any change in the aggregate amount since the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 reflects an increase in assessed interest and statutorily mandated legal fees for the period and includes the effect of foreign currency translation.
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
As of June 30, 2013, there are 17,812 pending asbestos personal injury claims filed against the Company.  Of these cases, 17,366 are pending in the New York Supreme Court for New York County in New York State.  The other claims, totaling 446, are filed in various counties in a number of state courts, and in certain Federal District Courts (including New York), and those complaints generally assert lesser amounts of damages than the New York State court cases or do not state any amount claimed.
As of June 30, 2013, the Company has obtained dismissal by stipulation, or summary judgment prior to trial, in 27,003 cases.
In view of the persistence of asbestos litigation nationwide, the Company expects to continue to receive additional claims.  However, there have been developments during the past several years, both by certain state legislatures and by certain state courts, which could favorably affect the Company’s ability to defend these asbestos claims in those jurisdictions.  These developments include procedural changes, docketing changes, proof of damage requirements and other changes that require plaintiffs to follow specific procedures in bringing their claims and to show proof of damages before they can proceed with their claim.  An example is the action taken by the New York Supreme Court (a trial court), which is responsible for managing all asbestos cases pending within New York County in the State of New York.  This Court issued an order in December 2002 that created a Deferred or Inactive Docket for all pending and future asbestos claims filed by plaintiffs who cannot demonstrate that they have a malignant condition or discernible physical impairment, and an Active or In Extremis Docket for plaintiffs who are able to show such medical condition.  As a result of this order, the majority of the asbestos cases filed against the Company in New York County have been moved to the Inactive Docket until such time as the plaintiffs can show that they have incurred a physical impairment.  As of June 30, 2013, the Company has been listed as a defendant in 326 Active or In Extremis asbestos cases in New York County.  The Court’s Order has been challenged by some plaintiffs.
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

9.  Reconciliation of Basic and Diluted Shares

	Three Months Ended		Six Months Ended
	June 30		June 30
(In thousands, except per share amounts)	2013	2012	2013	2012
Income (loss) from continuing operations attributable to Harsco Corporation common stockholders	$24,331	$13,033	$31,973	$(15,930)

Weighted-average shares outstanding - basic	80,760	80,631	80,733	80,605
Dilutive effect of stock-based compensation	244	251	234	—
Weighted-average shares outstanding - diluted	81,004	80,882	80,967	80,605

Earnings (loss) from continuing operations per common share, attributable to Harsco Corporation common stockholders:
Basic	$0.30	$0.16	$0.40	$(0.20)

Diluted	$0.30	$0.16	$0.39	$(0.20)
The following average outstanding stock-based compensation units were not included in the three and six months ended computation of diluted earnings per share because the effect was antidilutive:

	Three Months Ended		Six Months Ended
	June 30		June 30
(In thousands)	2013	2012	2013	2012
Restricted stock units	—	—	—	101
Stock options	304	372	304	428
Stock appreciation rights	190	318	95	300
Other	—	—	—	178

10.  Derivative Instruments, Hedging Activities and Fair Value

Derivative Instruments and Hedging Activities
The Company uses derivative instruments, including foreign currency forward exchange contracts, cross currency interest rate swaps and, at times, commodity contracts, to manage certain foreign currency, interest rate and commodity price exposures.  Derivative instruments are viewed as risk management tools by the Company and are not used for trading or speculative purposes.
All derivative instruments are recorded on the Condensed Consolidated Balance Sheets at fair value.  Changes in the fair value of derivatives used to hedge foreign currency denominated balance sheet items are reported directly in earnings along with offsetting transaction gains and losses on the items being hedged.  Derivatives used to hedge forecasted cash flows associated with foreign currency commitments or forecasted commodity purchases may be accounted for as cash flow hedges, as deemed appropriate and if the criteria for hedge accounting are met.  Gains and losses on derivatives designated as cash flow hedges are deferred as a separate component of equity and reclassified to earnings in a manner that matches the timing of the earnings impact of the hedged transactions.  Generally, at June 30, 2013, these deferred gains and losses are reclassified to earnings over 10 to 15 years from the balance sheet date.  The ineffective portion of all hedges, if any, is recognized currently in earnings.
The fair values of outstanding derivative contracts recorded as assets and liabilities on the Condensed Consolidated Balance Sheets at June 30, 2013 and December 31, 2012 were as follows:

	Asset Derivatives		Liability Derivatives
(In thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
June 30, 2013
Derivatives designated as hedging instruments:
Cross currency interest rate swaps	Other current assets	$266	Other current liabilities	$—
Cross currency interest rate swaps	Other assets	41,730	Other liabilities	—
Total derivatives designated as hedging instruments		$41,996		$—

Derivatives not designated as hedging instruments:
Foreign currency forward exchange contracts	Other current assets	$2,081	Other current liabilities	$2,085

	Asset Derivatives		Liability Derivatives
(In thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
December 31, 2012
Derivatives designated as hedging instruments:
Cross currency interest rate swaps	Other assets	$39,058	Other liabilities	$14,346

Derivatives not designated as hedging instruments:
Foreign currency forward exchange contracts	Other current assets	$853	Other current liabilities	$1,775

All of the Company's derivatives are recorded in the Condensed Consolidated Balance Sheets at gross amounts and not offset. All of the Company's cross currency interest rate swaps and certain foreign currency forward exchange contracts are transacted under International Swaps and Derivatives Association ("ISDA") documentation. Each ISDA master agreement permits the net settlement of amounts owed in the event of default. The Company's derivative assets and liabilities subject to enforceable master netting arrangements result in a $0.9 million net asset at June 30, 2013 and $0.1 million net liability at December 31, 2012.

The effect of derivative instruments on the Condensed Consolidated Statements of Operations and the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2013 and 2012 was as follows:
Derivatives Designated as Hedging Instruments

(In thousands)	Amount of Gain (Loss) Recognized in Other Comprehensive Income (“OCI”) on Derivative - Effective Portion	Location of Gain (Loss) Reclassified from Accumulated OCI into Income - Effective Portion	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income - Effective Portion	Location of Gain (Loss) Recognized in Income on Derivative - Ineffective Portion and Amount Excluded from Effectiveness Testing	Amount of Gain (Loss) Recognized in Income on Derivative - Ineffective Portion and Amount Excluded from Effectiveness Testing
Three Months Ended June 30, 2013:
Cross currency interest rate swaps	$(2,731)		$—	Cost of services and products sold	$(3,583)	(a)

Three Months Ended June 30, 2012:
Foreign currency forward exchange contracts	$179	Cost of services and products sold	$222		$—
Cross currency interest rate swaps	2,440		—	Cost of services and products sold	19,992	(a)
	$2,619		$222		$19,992
(a)  These gains (losses) offset foreign currency fluctuation effects on the debt principal.

(In thousands)	Amount of Gain (Loss)Recognized in Other Comprehensive Income (“OCI”) on Derivative - Effective Portion	Location of Gain (Loss) Reclassified from Accumulated OCI into Income - Effective Portion	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income - Effective Portion	Location of Gain (Loss) Recognized in Income on Derivative - Ineffective Portion and Amount Excluded from Effectiveness Testing	Amount of Gain (Loss) Recognized in Income on Derivative - Ineffective Portion and Amount Excluded from Effectiveness Testing
Six Months Ended June 30, 2013:
Cross currency interest rate swaps	$(233)		$—	Cost of services and products sold	$16,870	(a)

Six Months Ended June 30, 2012:
Foreign currency forward exchange contracts	$(183)		$256		$—
Cross currency interest rate swaps	3,779		—	Cost of services and products sold	8,745	(a)
	$3,596		$256		$8,745
(a)  These gains (losses) offset foreign currency fluctuation effects on the debt principal.

Derivatives Not Designated as Hedging Instruments

	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative for the Three Months Ended June 30 (a)
(In thousands)		2013	2012
Foreign currency forward exchange contracts	Cost of services and products sold	$(4,108)	$7,199
(a)  These gains (losses) offset amounts recognized in cost of services and products sold principally as a result of intercompany or third party foreign currency exposures.

	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative for the Six Months Ended June 30 (a)
(In thousands)		2013	2012
Foreign currency forward exchange contracts	Cost of services and products sold	$(2,049)	$2,505
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
The following tables summarize, by major currency, the contractual amounts of the Company’s foreign currency forward exchange contracts in U.S. dollars at June 30, 2013 and December 31, 2012.  The “Buy” amounts represent the U.S. dollar equivalent of commitments to purchase foreign currencies, and the “Sell” amounts represent the U.S. dollar equivalent of commitments to sell foreign currencies.  The recognized gains and losses offset amounts recognized in cost of services and products sold principally as a result of intercompany or third party foreign currency exposures.
Contracted Amounts of Foreign Currency Forward Exchange Contracts Outstanding at June 30, 2013:

(In thousands)	Type	U.S. Dollar Equivalent	Maturity	Recognized Gain (Loss)
British pounds sterling	Sell	$27,011	July 2013	$528
British pounds sterling	Buy	5,913	July 2013	110
Euros	Sell	183,553	July 2013 through September 2013	(356)
Euros	Buy	143,229	July 2013 through September 2013	(320)
Other currencies	Sell	3,383	July 2013	128
Other currencies	Buy	10,260	July 2013	(95)
Total		$373,349		$(5)

Contracted Amounts of Foreign Currency Forward Exchange Contracts Outstanding at December 31, 2012:

(In thousands)	Type	U.S. Dollar Equivalent	Maturity	Recognized Gain (Loss)
British pounds sterling	Sell	$—		$—
British pounds sterling	Buy	6,141	January 2013 through February 2013	58
Euros	Sell	264,234	January 2013 through March 2013	(1,082)
Euros	Buy	116,618	January 2013 through February 2013	187
Other currencies	Sell	2,811	January 2013 through March 2013	(15)
Other currencies	Buy	44,291	January 2013	(71)
Total		$434,095		$(923)

In addition to foreign currency forward exchange contracts, the Company designates certain loans as hedges of net investments in international subsidiaries.  The Company recorded pre-tax net losses of $4.9 million and $3.2 million during the three and six months ended June 30, 2013, respectively, and pre-tax net gains of $2.5 million and $6.9 million during the three and six months ended June 30, 2012, respectively, into Accumulated other comprehensive loss.

Cross Currency Interest Rate Swaps
The Company uses cross currency interest rate swaps in conjunction with certain debt issuances in order to secure a fixed local currency interest rate.  Under these cross currency interest rate swaps, the Company receives interest based on a fixed or floating U.S. dollar rate and pays interest on a fixed local currency rate based on the contractual amounts in dollars and the local currency, respectively.  The cross currency interest rate swaps are recorded on the Condensed Consolidated Balance Sheets at fair value, with changes in value attributed to the effect of the swaps’ interest spread recorded in Accumulated other comprehensive loss.  Changes in value attributed to the effect of foreign currency fluctuations are recorded in the statements of operations and offset currency fluctuation effects on the debt principal. The following table indicates the contractual amounts of the Company's cross currency interest rate swaps at June 30, 2013:

		Interest Rates
(In millions)	Contractual Amount	Receive	Pay
Maturing 2018	$250.0	Fixed U.S. dollar rate	Fixed euro rate
Maturing 2020	220.0	Fixed U.S. dollar rate	Fixed British pound sterling rate
Maturing 2013 through 2017	10.2	Floating U.S. dollar rate	Fixed rupee rate
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
The fair value hierarchy distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs), and (2) an entity’s own assumptions about market participant assumptions based on the best information available in the circumstances (unobservable inputs).  The fair value hierarchy consists of three broad levels, which give the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).  The three levels of the fair value hierarchy are described below:

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
The following table indicates the fair value hierarchy of the financial instruments of the Company at June 30, 2013 and December 31, 2012:
Level 2 Fair Value Measurements

(In thousands)	June 30 2013	December 31 2012
Assets
Foreign currency forward exchange contracts	$2,081	$853
Cross currency interest rate swaps	41,996	39,058
Liabilities
Foreign currency forward exchange contracts	2,085	1,775
Cross currency interest rate swaps	—	14,346

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
The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and short-term borrowings approximate fair value due to the short-term maturities of these assets and liabilities.  At June 30, 2013 and December 31, 2012, the total fair value of long-term debt, including current maturities, was $1.1 billion and $1.0 billion, respectively, compared with a carrying value of $1.0 billion at both June 30, 2013 and December 31, 2012.  Fair values for debt are based on quoted market prices (Level 1) for the same or similar issues, or on the current rates offered to the Company for debt of the same remaining maturities.

11. Review of Operations by Segment

	Three Months Ended		Six Months Ended
	June 30		June 30
(In thousands)	2013	2012	2013	2012
Revenues From Continuing Operations
Harsco Metals & Minerals	$336,146	$364,923	$673,470	$724,874
Harsco Infrastructure	251,172	234,570	467,231	472,542
Harsco Rail	78,646	79,627	150,212	147,675
Harsco Industrial	93,772	91,455	184,218	177,819
Total revenues from continuing operations	$759,736	$770,575	$1,475,131	$1,522,910

Operating Income (Loss) From Continuing Operations
Harsco Metals & Minerals	$24,064	$31,001	$43,821	$53,312
Harsco Infrastructure	(2,228)	(24,349)	(14,244)	(77,891)
Harsco Rail	16,149	12,035	19,491	21,366
Harsco Industrial	16,115	16,955	32,251	30,953
Corporate	(3,253)	(1,003)	(4,687)	(5,788)
Total operating income from continuing operations	$50,847	$34,639	$76,632	$21,952

Reconciliation of Segment Operating Income to Income (Loss) From Continuing Operations Before Income Taxes and Equity Income

	Three Months Ended		Six Months Ended
	June 30		June 30
(In thousands)	2013	2012	2013	2012
Segment operating income	$54,100	$35,642	$81,319	$27,740
General Corporate expense	(3,253)	(1,003)	(4,687)	(5,788)
Operating income from continuing operations	50,847	34,639	76,632	21,952
Interest income	830	882	1,236	1,556
Interest expense	(12,855)	(11,608)	(24,598)	(24,432)
Income (loss) from continuing operations before income taxes and equity income	$38,822	$23,913	$53,270	$(924)

12.   Other Expenses
This Condensed Consolidated Statements of Operations classification includes restructuring costs for employee termination benefit costs, product rationalization, and costs to exit activities; former CEO separation costs; net gains on the disposal of non-core assets; and currency translation adjustments recognized in earnings.

	Three Months Ended		Six Months Ended
	June 30		June 30
(In thousands)	2013	2012	2013	2012
Restructuring Program costs (see Note 14)	$—	$29,660	$—	$65,109
Former CEO separation costs	—	—	—	4,125
Net gains	(877)	(821)	(4,569)	(1,222)
Currency translation adjustments recognized in earnings	—	(6,754)	—	(6,754)
Other (a)	4,805	791	6,955	1,710
Other expenses	$3,928	$22,876	$2,386	$62,968
(a) Other includes employee termination benefit costs, impaired asset write-downs, and costs to exit activities that are not directly related to the restructuring programs detailed in Note 14, "Restructuring Programs."

13. Components of Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss is included on the Consolidated Statements of Stockholders' Equity. The components of Accumulated other comprehensive loss, net of the effect of income taxes, and activity for the six months ended June 30, 2013 are as follows:

	Components of Accumulated Other Comprehensive Income (Loss) - Net of Tax
(In thousands)	Cumulative Foreign Exchange Translation Adjustments		Effective Portion of Derivatives Designated as Hedging Instruments		Cumulative Unrecognized Actuarial Losses on Pension Obligations		Unrealized Loss on Marketable Securities	Total
Balance at December 31, 2012	$62,308		$(8,139)		$(465,286)		$(51)	$(411,168)
Other comprehensive income (loss) before reclassifications	(46,555)	(a)	536	(b)	21,255	(a)	8	(24,756)
Amounts reclassified from accumulated other comprehensive loss	—		—		9,968		—	9,968
Total other comprehensive income (loss)	(46,555)		536		31,223		8	(14,788)
Less: Other comprehensive loss attributable to noncontrolling interests	810		—		—		—	810
Other comprehensive income (loss) attributable to Harsco Corporation	(45,745)		536		31,223		8	(13,978)
Balance at June 30, 2013	$16,563		$(7,603)		$(434,063)		$(43)	$(425,146)
(a) Principally foreign currency fluctuation.
(b) Net change from periodic revaluations.

Amounts reclassified from accumulated other comprehensive loss for the three months and six months ended June 30, 2013 are as follows:

	Amount Reclassified from Accumulated Other Comprehensive Loss (a)
(In thousands)	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013		Affected Line Item in the Condensed Consolidated Statements of Operations
Amortization of defined benefit pension items
Actuarial losses	$3,154	$6,301	(b)	Selling, general and administrative expenses
Actuarial losses	2,259	4,525	(b)	Cost of services and products sold
Prior-service costs	66	130	(b)	Selling, general and administrative expenses
Prior-service costs	63	126	(b)	Cost of services and products sold
Total before tax	5,542	11,082
Tax benefit	(556)	(1,114)
Total reclassification of defined benefit pension items, net of tax	$4,986	$9,968
(a) Amounts in parentheses indicate credits to profit/loss.
(b) These accumulated other comprehensive loss components are included in the computation of net periodic pension costs. Please refer to Note 6, "Employee Benefit Plans," for additional details.

14.   Restructuring Programs
In recent years, the Company has instituted restructuring programs to balance short-term profitability goals with long-term strategies. A primary objective of these programs has been to establish platforms upon which the affected businesses can grow with reduced fixed investment and generate annual operating expense savings.  The restructuring programs have been instituted in response to the continuing impact of global financial and economic uncertainty on the Company’s end markets, particularly in the Company’s Harsco Infrastructure Segment. Restructuring costs incurred in these programs were recorded in the Other (income) expenses line of the Condensed Consolidated Statements of Operations. The timing of associated cash payments is dependent on the type of restructuring cost and can extend over a multi-year period.
2011/2012 Restructuring Program
Under the 2011/2012 Restructuring Program, the Company optimized rental assets and sale inventories by removing non-core assets under an expanded product rationalization and branch structure reduction program undertaken in its Harsco Infrastructure Segment and optimized office structures and reduced global workforce in the Harsco Infrastructure and Harsco Metals & Minerals Segments. Benefits under this program, in the form of reduced costs when compared with 2011, are expected to be approximately $63 million for the full year of 2013. This represents an incremental $8 million in benefits under this program when compared with the benefits realized in 2012. As previously disclosed in the Company's Annual Reports on Form 10-K, the Company incurred approximately $101 million and $69 million in pre-tax charges under this program in calendar years 2011 and 2012, respectively. The restructuring accrual for the 2011/2012 Restructuring Program at June 30, 2013 and the activity for the six months then ended are as follows:

(In thousands)	Accrual December 31 2012	Non-Cash Charges / Other Adjustments	Cash Expenditures	Foreign Currency Translation	Remaining Accrual June 30 2013
Harsco Infrastructure Segment
Employee termination benefit costs	$6,999	$(220)	$(4,004)	$(216)	$2,559
Cost to exit activities	9,000	(460)	(2,187)	(148)	6,205
Total Harsco Infrastructure Segment	15,999	(680)	(6,191)	(364)	8,764

Harsco Metals & Minerals Segment
Employee termination benefit costs	6,494	(473)	(3,465)	(127)	2,429
Cost to exit activities	499	—	(133)	(6)	360
Total Harsco Metals & Minerals Segment	6,993	(473)	(3,598)	(133)	2,789

Harsco Corporate
Employee termination benefit costs	13	2	(10)	—	5
Total	$23,005	$(1,151)	$(9,799)	$(497)	$11,558

Cash expenditures related to the remaining employee termination benefit costs accrual at June 30, 2013 are expected to be paid principally throughout the remainder of 2013 with approximately $6 million of exit activity costs for lease terminations expected to be paid over the remaining life of the leases.

Fourth Quarter 2010 Harsco Infrastructure Program
Under the Fourth Quarter 2010 Harsco Infrastructure Program, the Harsco Infrastructure Segment reduced its branch structure; consolidated and/or closed administrative office locations; reduced its global workforce; and rationalized its product lines. The restructuring accrual for the Fourth Quarter 2010 Harsco Infrastructure Program at June 30, 2013 and the activity for the six months then ended are as follows:

(In thousands)	Accrual December 31 2012	Non-cash Charges / Other Adjustments	Cash Expenditures	Foreign Currency Translation	Remaining Accrual June 30 2013
Harsco Infrastructure Segment
Cost to exit activities	$6,791	$(22)	$(273)	$(3)	$6,493
Of the remaining accrual at June 30, 2013, $5.9 million relates to payment of multiemployer pension plan withdrawal liabilities and is expected to be paid through 2023 under contractual payment terms with the related plan administrators.  The remaining balance primarily relates to costs for lease terminations that are expected to be paid over the remaining life of the leases.

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
Factors that could cause actual results to differ, perhaps materially, from those implied by forward-looking statements include, but are not limited to: (1) changes in the worldwide business environment in which the Company operates, including general economic conditions; (2) changes in currency exchange rates, interest rates, commodity and fuel costs and capital costs; (3) changes in the performance of equity and bond markets that could affect, among other things, the valuation of the assets in the Company's pension plans and the accounting for pension assets, liabilities and expenses; (4) changes in governmental laws and regulations, including environmental, tax and import tariff standards; (5) market and competitive changes, including pricing pressures, market demand and acceptance for new products, services and technologies; (6) unforeseen business disruptions in one or more of the many countries in which the Company operates due to political instability, civil disobedience, armed hostilities, public health issues or other calamities; (7) the seasonal nature of the Company's business; (8) the Company's ability to successfully enter into new contracts and complete new acquisitions or joint ventures in the timeframe contemplated, or at all; (9) the integration of the Company's strategic acquisitions; (10) the amount and timing of repurchases of the Company's common stock, if any; (11) the prolonged recovery in global financial and credit markets and economic conditions generally, which could result in the Company's customers curtailing development projects, construction, production and capital expenditures, which, in turn, could reduce the demand for the Company's products and services and, accordingly, the Company's revenues, margins and profitability; (12) the outcome of any disputes with customers; (13) the financial condition of the Company's customers, including the ability of customers (especially those that may be highly leveraged and those with inadequate liquidity) to maintain their credit availability; (14) the Company's ability to successfully implement and receive the expected benefits of cost-reduction and restructuring initiatives, including the achievement of expected cost savings in the expected time frame; (15) the Company's ability to successfully implement its strategic initiatives and portfolio optimization and the impact of such initiatives; (16) risk and uncertainty associated with intangible assets; and (17) other risk factors listed from time to time in the Company's SEC reports.  A further discussion of these, along with other potential risk factors, can be found in Part I, Item 1A, “Risk Factors,” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.  The Company cautions that these factors may not be exhaustive and that many of these factors are beyond the Company’s ability to control or predict.  Accordingly, forward-looking statements should not be relied upon as a prediction of actual results.  The Company undertakes no duty to update forward-looking statements except as may be required by law.

Executive Overview

	Three Months Ended
Revenues by Segment	June 30
(In millions)	2013	2012	Change	%
Harsco Metals & Minerals	$336.1	$364.9	$(28.8)	(7.9)%
Harsco Infrastructure	251.2	234.6	16.6	7.1
Harsco Rail	78.6	79.6	(1.0)	(1.2)
Harsco Industrial	93.8	91.5	2.3	2.5
Total revenues	$759.7	$770.6	$(10.8)	(1.4)%

	Six Months Ended
Revenues by Segment	June 30
(In millions)	2013	2012	Change	%
Harsco Metals & Minerals	$673.5	$724.9	$(51.4)	(7.1)%
Harsco Infrastructure	467.2	472.5	(5.3)	(1.1)
Harsco Rail	150.2	147.7	2.5	1.7
Harsco Industrial	184.2	177.8	6.4	3.6
Total revenues	$1,475.1	$1,522.9	$(47.8)	(3.1)%

	Three Months Ended
Revenues by Region	June 30
(In millions)	2013	2012	Change	%
Western Europe	$274.6	$268.9	$5.7	2.1%
North America	292.1	307.1	(15.0)	(4.9)
Latin America (a)	81.7	80.7	1.0	1.2
Asia-Pacific	47.8	48.8	(0.9)	(1.9)
Middle East and Africa	43.3	40.2	3.1	7.7
Eastern Europe	20.2	24.9	(4.7)	(19.0)
Total revenues	$759.7	$770.6	$(10.8)	(1.4)%

(a) Includes Mexico.

	Six Months Ended
Revenues by Region	June 30
(In millions)	2013	2012	Change	%
Western Europe	$537.2	$547.5	$(10.3)	(1.9)%
North America	561.6	580.1	(18.5)	(3.2)
Latin America (a)	161.4	167.8	(6.4)	(3.8)
Asia-Pacific	91.3	98.0	(6.7)	(6.8)
Middle East and Africa	84.7	77.7	7.0	9.0
Eastern Europe	38.9	51.9	(13.0)	(25.1)
Total revenues	$1,475.1	$1,522.9	$(47.8)	(3.1)%
(a) Includes Mexico.
Revenues for the Company during the second quarter and first half of 2013 were $759.7 million and $1.5 billion, respectively, compared with $770.6 million and $1.5 billion, respectively, in the second quarter and first half of 2012. Foreign currency translation increased revenues by $1.3 million and decreased revenues by $10.9 million, respectively, for the second quarter and first half of 2013 in comparison with the second quarter and first half of 2012.

	Three Months Ended
Operating Income (Loss) by Segment	June 30
(In millions)	2013	2012	Change	%
Harsco Metals & Minerals	$24.1	$31.0	$(6.9)	(22.4)%
Harsco Infrastructure	(2.2)	(24.3)	22.1	90.8
Harsco Rail	16.1	12.0	4.1	34.2
Harsco Industrial	16.1	17.0	(0.8)	(5.0)
Corporate	(3.3)	(1.0)	(2.3)	(224.3)
Total operating income	$50.8	$34.6	$16.2	46.7%

	Six Months Ended
Operating Income (Loss) by Segment	June 30
(In millions)	2013	2012	Change	%
Harsco Metals & Minerals	$43.8	$53.3	$(9.5)	(17.8)%
Harsco Infrastructure	(14.2)	(77.9)	63.6	81.7
Harsco Rail	19.5	21.4	(1.9)	(8.8)
Harsco Industrial	32.3	31.0	1.3	4.2
Corporate	(4.7)	(5.8)	1.1	19.0
Total operating income	$76.6	$22.0	$54.7	249.1%

	Three Months Ended		Six Months Ended
	June 30		June 30
Operating Margin by Segment	2013	2012	2013	2012
Harsco Metals & Minerals	7.2%	8.5%	6.5%	7.4%
Harsco Infrastructure	(0.9)	(10.4)	(3.0)	(16.5)
Harsco Rail	20.5	15.1	13.0	14.5
Harsco Industrial	17.2	18.5	17.5	17.4
Consolidated operating margin	6.7%	4.5%	5.2%	1.4%

Operating income from continuing operations for the second quarter and first half of 2013 was $50.8 million and $76.6 million, respectively, compared with operating income from continuing operations of $34.6 million and $22.0 million, respectively, in the second quarter and first half of 2012.  The increases primarily reflect pre-tax restructuring program costs incurred in 2012 that were not repeated in 2013. These costs were $29.7 million and $65.1 million in the second quarter and first half of 2012, respectively, principally in the Harsco Infrastructure Segment. Also contributing to the increase in the three month and six month comparisons was realization of benefits from prior and continuing cost-reduction actions. These improvements were partially offset by decreases resulting from lower volumes in the Harsco Metals & Minerals Segment.

These changes in operating income from continuing operations were the primary drivers of the increase in diluted earnings per share from continuing operations for the second quarter and first half of 2013 of $0.30 and $0.39, respectively, compared with diluted earnings per share from continuing operations of $0.16 for the second quarter of 2012 and a diluted loss per share from continuing operations of $0.20 for the first half of 2012.

Under the 2011/2012 Restructuring Program, which is described in Note 14, "Restructuring Programs," in Part I, Item I, Financial Statements, the Company optimized rental assets and sale inventories by removing non-core assets under an expanded product rationalization and branch structure reduction program in its Harsco Infrastructure Segment. The Company also optimized office structures and reduced the global workforce in the Harsco Infrastructure and Harsco Metals & Minerals Segments. Benefits under this program, in the form of reduced costs when compared with pre-program costs from 2011, are expected to be approximately $63 million for the full year 2013. This represents an incremental $8 million in benefits under the program when compared with the benefits realized in 2012.

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

Harsco Metals & Minerals Segment:

	Three Months Ended	Six Months Ended
Significant Impacts on Revenues (In millions)	June 30, 2013	June 30, 2013
Revenues — 2012	$364.9	$724.9
Impact of exited underperforming contracts	(11.7)	(21.9)
Net decreased volume / price	(15.8)	(18.8)
Impact of foreign currency translation	(1.3)	(10.7)
Revenues — 2013	$336.1	$673.5

Significant Impacts on Operating Income:

•
Continuing lower global steel production in the steel mills services business.  Overall, steel production by customers under services contracts was down 9% in the second quarter and and 7% in the first half of 2013 compared with the same periods in 2012, including the impact of exited underperforming contracts and an extended production outage at a large customer location in North America.

•	Continuing lower demand and pricing for by-product in North America.

•	Lower demand in the roofing granules business.

•	These impacts were partially offset by overall cost reductions from the 2011/2012 Restructuring Program.

•	Foreign currency translation did not significantly impact operating income in the second quarter or first half quarter of 2013 in comparison to 2012.

Harsco Infrastructure Segment:

	Three Months Ended	Six Months Ended
Significant Impacts on Revenues (In millions)	June 30, 2013	June 30, 2013
Revenues — 2012	$234.6	$472.5
Impact of exited operations	(1.2)	(12.5)
Net increased volume / price	15.1	6.9
Effect of foreign currency translation	2.7	0.3
Revenues — 2013	$251.2	$467.2

Significant Effects on Operating Income:

•
Operating income was positively affected in 2013 by continued realization of expected cost savings resulting from restructuring initiatives implemented in prior years and the impact of exiting unprofitable countries in 2012.

•	Pre-tax restructuring program costs totaling $28.4 million and $64.0 million incurred in the second quarter and first half of 2012, respectively, were not repeated in 2013.

•
Improved operating performance for the second quarter and first half of 2013 compared with the same periods of 2012 in North America and the Middle East was offset in certain parts of Europe due to downturns in business conditions.

•
Foreign currency translation did not significantly impact the quarterly comparison of 2013 with 2012, but increased operating income by $1.1 million in the first half of 2013 compared with the first half of 2012.

 Harsco Rail Segment:

	Three Months Ended	Six Months Ended
Significant Effects on Revenues (In millions)	June 30, 2013	June 30, 2013
Revenues — 2012	$79.6	$147.7
Net increased (decreased) volume	(0.6)	3.2
Impact of foreign currency translation	(0.4)	(0.7)
Revenues — 2013	$78.6	$150.2

Significant Impacts on Operating Income:

•
The timing and mix of equipment deliveries favorably affected operating income in the second quarter of 2013 compared with the second quarter of 2012. For the first six months of 2013 compared with the first six months of 2012, operating income was unfavorably affected by the timing of shipments, particularly in China for the large order with the China Railway Corporation (formerly the Ministry of Railways) that was mostly completed during the first quarter of 2013.

•
Operating income for the second quarter and first half of 2013 was also positively affected in comparison to 2012 by continued strong parts sales, partially offset by decreased contract grinding services in North America.

•	Foreign currency translation did not significantly impact operating income in the second quarter or first half of 2013 in comparison with 2012.

Harsco Industrial Segment:

	Three Months Ended	Six Months Ended
Significant Effects on Revenues (In millions)	June 30, 2013	June 30, 2013
Revenues — 2012	$91.5	$177.8
Net increased volume	2.0	6.1
Effect of foreign currency translation	$0.3	$0.3
Revenues — 2013	$93.8	$184.2

Significant Effects on Operating Income:

•
Operating income for the second quarter and first six months of 2013 compared with 2012 was favorably affected by improved demand for industrial grating products and continuing improved demand for air-cooled heat exchangers, offset by lower demand for industrial boilers in the heat transfer products business.

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

•
The Company had a balance sheet debt to capital ratio of 55.2% at June 30, 2013. The ratio has increased in recent years, primarily due to decreased equity resulting from the $265.0 million goodwill impairment charge recorded for the Harsco Infrastructure Segment in 2012; the restructuring charges incurred in 2012 and 2011; and pension liability adjustments in 2012 and 2011, including the deferred tax valuation allowance recorded related to U.K. pension liabilities in 2011. Although the debt to capital ratio increased slightly in the second quarter of 2013 due to the timing of earnings and cash flows, the Company expects this ratio to gradually improve during the remainder of 2013 and beyond based on improved results of operations and cash flows.

•
The Company expects its effective income tax rate to approximate 30% for the full year 2013. This modest increase from historical levels is due to losses from operations in certain jurisdictions where tax benefits will not be able to be recognized, as well as the geographic mix of income. Going forward, there may be some variability in the reported tax rate from quarter-to-quarter depending on the actual geographic mix of earnings.

Harsco Metals & Minerals Segment:

•
The Metals & Minerals Segment continues to be impacted by the overall weak economic climate in the global steel industry, particularly in developed markets. The Segment has been impacted by lower prices and lower demand for its recycled by-products, as well as lower steel production by its customers. Total customer steel production has declined year-over-year in recent quarters, including an extended production outage at a large customer location in North America. This decline was 9% in the second quarter of 2013 compared with the second quarter of 2012, but with modest upturn in the second quarter of 2013 compared with the first quarter of 2013. Market forecasts are mixed for the remainder of 2013.

•
In addition to renewing its contracts in mature markets, the Company focuses on winning contracts in emerging markets where steel production is increasing and where the customers value the Company's environmental solutions. The Company will continue its focus on ensuring that forecasted profits for contracts meet certain established requirements.  Given this strategy, in some cases when opportunities do not meet established criteria, a contract may not be renewed, resulting in exit costs during the period in which such decisions are finalized.

•
An example of the execution of the Company's longer term strategy is the 25-year environmental solutions contract for on-site metal recovery in China that was awarded in July 2011 to the Company's venture (named Tisco Harsco Technologies) with Taiyuan Iron & Steel (Group) Co, Ltd. ("TISCO"). This contract will effectively address the environmentally-beneficial processing and metal recovery of TISCO's stainless and carbon steel slag production by-products across a range of potential commercial applications.  The Company anticipates first-year revenues of approximately $14 million as operations ramp-up in 2013; and approximately $30 million in subsequent years, ramping up to a projected run rate of approximately $50 million to $60 million per year when fully operational.  The Company and TISCO share a 60%-40% relationship in the partnership, respectively, and the Company consolidates the financial statements of the venture.

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

•
One of the Company's large steel mill customers in Europe has filed for receivership. The Company has approximately $10 million of receivables with this customer and believes that these amounts are collectible. Should there be an adverse change in the Company's view on collectability, there could be a charge against income in future periods.

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

Harsco Rail Segment:

•
The short-term outlook for this business is unfavorably impacted by the timing of shipments for its large China Railway Corporation rail grinder orders, which were mostly completed during the first quarter of 2013. Compared with 2012, revenues for this Segment are expected to decline approximately $50 million in 2013 due to the completion of the order. The success in China has been leveraged to secure several new orders in other geographies, as well as with multiple metro systems in China; however, none of the individual orders are as large as the China Railway Corporation order.

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

•
Overall, the Segment's markets are stable with demand in the air-cooled heat exchangers business remaining strong. Slight improvement is expected in the industrial boilers market for the heat transfer products business as well as industrial grating.

Results of Operations

	Three Months Ended		Six Months Ended
	June 30		June 30
(In millions, except per share amounts)	2013	2012	2013	2012
Revenues from continuing operations	$759.7	$770.6	$1,475.1	$1,522.9
Cost of services and products sold	577.2	584.8	1,141.4	1,178.4
Selling, general and administrative expenses	125.6	125.6	250.3	254.8
Other expenses	3.9	22.9	2.4	63.0
Operating income from continuing operations	50.8	34.6	76.6	22.0
Interest expense	(12.9)	(11.6)	(24.6)	(24.4)
Income tax expense from continuing operations	(11.5)	(10.4)	(16.5)	(14.9)
Income (loss) from continuing operations	27.9	13.6	37.4	(15.6)
Diluted earnings (loss) per common share from continuing operations attributable to Harsco Corporation common stockholders	0.30	0.16	0.39	(0.20)
Effective income tax rate for continuing operations	29.6%	43.7%	30.9%	(1,617.3)%

Comparative Analysis of Consolidated Results

Revenues
Revenues for the second quarter of 2013 decreased $10.8 million or 1.4% from the second quarter of 2012.  Revenues for the first half of 2013 decreased $47.8 million or 3.1% from the first half of 2012. Changes in revenues for the periods presented were attributable to the following significant items:

Change in Revenues — 2013 vs. 2012	Three Months Ended	Six Months Ended
(In millions)	June 30, 2013	June 30, 2013
Net decreased revenues in the Harsco Metals & Minerals Segment, reflecting lower production by customers and reductions of $11.7 million and $21.9 million, respectively, due to exited underperforming contracts	$(27.5)	$(40.7)
Net changes in revenues in the Harsco Rail Segment due principally to the timing and mix of equipment deliveries, as well as increased aftermarket parts sales offset by lower services volume	(0.6)	3.2
Net changes in revenues in the Harsco Infrastructure Segment reflecting increasing activity in rental, sales and erection/dismantling services in the quarterly comparison and increasing rental activity in the six month comparison, offset by decreases of $1.2 million and $12.5 million, respectively, related to exited operations in certain countries in 2012.	13.9	(5.5)
Net increased revenues in the Harsco Industrial Segment, reflecting improving customer demand for industrial grating products and air-cooled heat exchangers, offset by lower demand for industrial boilers in the heat transfer products business.	2.1	6.1
Impact of foreign currency translation	1.3	(10.9)
Total change in revenues — 2013 vs. 2012	$(10.8)	$(47.8)

Cost of Services and Products Sold
Cost of services and products sold for the second quarter of 2013 decreased $7.6 million or 1.3% from the second quarter of 2012.  Cost of services and products sold for the first half of 2013 decreased $37.0 million or 3.1% from the first half of 2012. Changes in cost of services and products sold for the periods presented were attributable to the following significant items:

Change in Cost of Services and Products Sold — 2013 vs. 2012	Three Months Ended	Six Months Ended
(In millions)	June 30, 2013	June 30, 2013
Decreased costs due to changes in revenues (exclusive of the effect of foreign currency translation, and including the effect of restructuring program savings and the impact of fluctuations in commodity costs included in selling prices)	$(9.1)	$(19.6)
Impact related to exited operations in certain countries in 2012 in the Harsco Infrastructure Segment	(3.1)	(12.1)
Impact of foreign currency translation	0.4	(10.0)
Other	4.2	4.7
Total change in cost of services and products sold — 2013 vs. 2012	$(7.6)	$(37.0)

Selling, General and Administrative Expenses
Selling, general and administrative expenses for the second quarter of 2013 were comparable to the second quarter of 2012.  Selling, general and administrative expenses for the first half of 2013 decreased $4.5 million or 1.8% from the first half of 2012. Changes in selling, general and administrative expenses for the periods presented were attributable to the following significant items:

Change in Selling, General and Administrative Expenses — 2013 vs. 2012	Three Months Ended	Six Months Ended
(In millions)	June 30, 2013	June 30, 2013
Decreased compensation expense due to the realization of cost savings benefits from restructuring activities and exited operations in certain countries in 2012 in the Harsco Infrastructure Segment	$(1.4)	$(8.6)
Increased advertising due to growth initiatives	1.4	1.6
Increased travel and entertainment related to growth initiatives	1.2	2.1
Increased professional fees	0.2	1.4
Impact of foreign currency translation	—	(2.2)
Other	(1.4)	1.2
Total change in selling, general and administrative expenses — 2013 vs. 2012	$—	$(4.5)
Other Expenses
Other expenses includes restructuring costs for employee termination benefit costs, product rationalization, and costs to exit activities; former CEO separation costs; net gains on the disposal of non-core assets; and currency translation adjustments recognized in earnings.

	Three Months Ended		Six Months Ended
	June 30		June 30
(In thousands)	2013	2012	2013	2012
Restructuring Program costs (see Note 14)	$—	$29,660	$—	$65,109
Former CEO separation costs	—	—	—	4,125
Net gains	(877)	(821)	(4,569)	(1,222)
Currency translation adjustments recognized in earnings	—	(6,754)	—	(6,754)
Other (a)	4,805	791	6,955	1,710
Other expenses	$3,928	$22,876	$2,386	$62,968
(a) Other includes employee termination benefit costs, impaired asset write-downs, and costs to exit activities that are not directly related to the restructuring programs detailed in Note 14, "Restructuring Programs," in Part I, Item 1, Financial Statements.

Interest Expense
Interest expense in 2013 increased $1.2 million and $0.2 million from the second quarter and first half of 2012, respectively.  The increase in the second quarter of 2013 compared with 2012 reflects expense on higher outstanding credit facility balances in 2013. In comparing the first half of 2013 with 2012, this increase in the second quarter was offset by a decrease in the first quarter of 2013 compared with 2012 due to the financing costs associated with the revolving credit facility that were recognized when this facility was renewed in March 2012.

Income Tax Expense
Income tax expense from continuing operations increased primarily due to higher income from continuing operations being generated in taxable jurisdictions for the three and six months ended June 30, 2013 compared with the three and six months ended June 30, 2012. This increase was partially offset by the expiration of statutes of limitations for uncertain tax positions in certain foreign jurisdictions, amended return filings,and retroactive law changes in certain jurisdictions. The effective income tax rate related to continuing operations for the three and six months ended June 30, 2013 was 29.6% and 30.9%, respectively. The effective income tax rate related to continuing operations for the three and six months ended June 30, 2012 was 43.7% and (1,617.4)%, respectively. The effective income tax rate changed between 2012 and 2013 primarily due to decreased losses being generated in jurisdictions where no tax benefit can be recognized.

Income (Loss) from Continuing Operations
Income from continuing operations of $27.9 million in the second quarter of 2013 was $14.3 million higher than the $13.6 million in the second quarter of 2012. Income from continuing operations of $37.4 million in the first half of 2013 was $52.9 million higher than the $15.6 million loss from continuing operations in the first half of 2012. The increases primarily reflect pre-tax restructuring program costs incurred in 2012 that were not repeated in 2013: $29.7 million and $65.1 million in the second quarter and first half of 2012, respectively, principally in the Harsco Infrastructure Segment. Also contributing to the increase in the three month and six month comparisons was realization of benefits from prior and continuing cost-reduction actions. These improvements were partially offset by decreases resulting from lower volumes in the Harsco Metals & Minerals Segment.

Liquidity and Capital Resources
Overview
The Company continues to have sufficient available liquidity and has been able to obtain all necessary financing.  The Company currently expects operational and business needs to be met with cash from operations supplemented with borrowings from time to time due to historical patterns of seasonal cash flow and for the funding of various projects.
The Company continues to implement and perform capital efficiency initiatives to enhance liquidity.  These initiatives have included: focused allocation of capital spending to projects where the highest returns can be achieved while redeploying existing capital investments; optimization of worldwide cash positions; reductions in discretionary spending; and frequent evaluation of customer and business-partner credit risk.
During the first half of 2013, the Company’s operations provided $56.4 million in operating cash flow, an increase from the $35.7 million provided in the first half of 2012.  Approximately $10 million of operating cash was disbursed in the first half of 2013 for restructuring program costs, which are described in Note 14, "Restructuring Programs," in Part I, Item I, Financial Statements, compared with approximately $56 million of operating cash disbursed in the first half of 2012.  In the first half of 2013, the Company invested $120.2 million in capital expenditures, mostly for the Harsco Metals & Minerals Segment (approximately 45% of the total capital expenditures were for revenue-growth projects), compared with $107.8 million invested in the first half of 2012.  The Company paid $33.1 million in stockholder dividends in the first half of 2013 compared with $33.0 million in the first half of 2012.
The Company’s net cash borrowings increased by $80.3 million in the first half of 2013, primarily to fund capital expenditures, principally in the Harsco Metals & Minerals Segment.  The Company’s debt to total capital ratio increased to 55.2% at June 30, 2013 from 52.9% at December 31, 2012, primarily due to the increased net cash borrowings in the first half of 2013.
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
The Company continues its focus on improving working capital efficiency.  The Company’s Continuous Improvement initiatives are being used to further improve effective and efficient use of working capital, particularly in accounts receivable and inventories.
The Company also generated $14.9 million in cash from asset sales in the first half of 2013. Asset sales are a normal part of the Company's business model, primarily for the Harsco Infrastructure and Harsco Metals & Minerals Segments.
Sources and Uses of Cash
The Company’s principal sources of liquidity are cash from operations and borrowings under its various credit agreements, augmented by cash proceeds from asset sales.  The primary drivers of the Company’s cash flow from operations are the Company’s revenues and income.  The Company’s long-term Harsco Metals & Minerals Segment contracts provide predictable cash flows for the near-term years.  Cash returns on capital investments made in prior years, for which limited cash is currently required, are a significant source of cash from operations.  Depreciation expense related to these investments is a non-cash charge.

Major uses of operating cash flows and borrowed funds include: capital investments, principally in the Harsco Metals & Minerals Segment; payroll costs and related benefits; dividend payments; pension funding payments; inventory purchases for the Harsco Rail and Harsco Industrial Segments; income tax payments; debt principal and interest payments; insurance premiums and payments of self-insured casualty losses; and machinery, equipment, automobile and facility lease payments. Additionally, in 2012, there were significant payments under restructuring programs as noted above.  Cash may also be used for targeted strategic acquisitions as appropriate opportunities arise.
Resources available for cash requirements for operations and growth initiatives
In addition to utilizing cash from operations and cash proceeds from asset sales, the Company has bank credit facilities available throughout the world. Public markets are also accessed through discrete-term note issuance to investors.  The Company expects to continue to utilize all these sources to meet its future cash requirements for operations and growth initiatives.
The following table illustrates available credit at June 30, 2013:

	June 30, 2013
(In millions)	Facility Limit	Outstanding Balance	Available Credit
U.S. commercial paper program	$550.0	$—	$550.0
Multi-year revolving credit agreement (a U.S.-based program)	525.0	153.0	372.0
Totals	$1,075.0	$153.0	$922.0

At June 30, 2013 and December 31, 2012, the Company had $153.0 million and $89.5 million, respectively, of commercial paper and credit facility borrowings outstanding. At both June 30, 2013 and December 31, 2012, all such balances were classified as long-term borrowings in the Condensed Consolidated Balance Sheets. Classification of such balances is based on the Company's ability and intent to repay such amounts over the subsequent twelve months, as well as the Company's current intent and ability to borrow for a period longer than a year. To the extent the Company expects to repay any amounts within the subsequent twelve months, the amounts would be classified as short-term borrowings.
At both June 30, 2013 and December 31, 2012, the Company's $150 million 5.125% notes, due September 15, 2013, were classified as Long-term debt on the Condensed Consolidated Balance Sheet based on the Company's current intent and ability to refinance this debt using borrowings under the Company's multi-year revolving credit facility.
Credit Ratings and Outlook
The following table summarizes the Company’s current debt ratings:

Rating Agency	Long-term Notes	U.S.-Based Commercial Paper	Watch / Outlook
Standard & Poor’s (S&P)	BBB-	A-3	Negative Outlook
Moody’s	Ba1	Not Prime	Stable Outlook
Fitch	BBB-	F3	Negative Outlook

In May 2013, Fitch downgraded the Company's long-term ratings to BBB- and reaffirmed its short-term ratings of F3, while maintaining a negative outlook. This and other rating agency downgrades in the first quarter of 2013 resulted in an increase in the Company's short-term borrowing costs and resulted in the Company being unable to consistently issue commercial paper in sufficient amounts to sustain its U.S. commercial paper program. Consequently, subsequent to June 30, 2013, the U.S. commercial paper program was canceled.
Any future downgrades to the Company’s credit ratings may increase borrowing costs to the Company, while an improvement in the Company’s credit ratings may decrease such costs.  However, any future downgrades in the Company’s credit ratings will not reduce availability under the Company's multi-year revolving credit agreement.

Working Capital Position
Changes in the Company’s working capital are reflected in the following table:

(Dollars in millions)	June 30 2013	December 31 2012	Increase (Decrease)
Current Assets
Cash and cash equivalents	$89.0	$95.3	$(6.2)
Trade accounts receivable, net	632.0	600.3	31.7
Other receivables	41.7	39.8	1.8
Inventories	244.8	236.5	8.3
Other current assets	96.2	94.6	1.6
Total current assets	1,103.6	1,066.4	37.2
Current Liabilities
Notes payable and current maturities	16.0	11.8	4.1
Accounts payable	231.3	221.5	9.9
Accrued compensation	75.9	94.4	(18.5)
Income taxes payable	11.5	10.1	1.4
Other current liabilities	274.2	299.8	(25.6)
Total current liabilities	608.9	637.6	(28.7)
Working Capital	$494.8	$428.9	$65.9
Current Ratio (a)	1.8	1.7

(a)          Calculated as Total current assets divided by Total current liabilities
Working capital increased $65.9 million in the first half of 2013 due principally to the following factors:

•	Trade accounts receivable, net increased $31.7 million, primarily due to timing of invoicing and collections across all segments;

•	Accrued compensation decreased by $18.5 million primarily due to the payment of incentive compensation from 2012; and

•
Other current liabilities decreased $25.6 million primarily due to a decrease in customer advances related to the delivery of certain machines offset by the timing of cost accruals for manufactured equipment in the Harsco Rail Segment, and payments of restructuring program expenses in the Harsco Infrastructure and Metals & Minerals Segments that have reduced accrued liability balances since June 30, 2012.

These working capital increases were partially offset by the following:

•	Accounts payable increased by $9.9 million due to the timing of payments.
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

Cash Flow Summary
The Company’s cash flows from operating, investing and financing activities, as reflected in the Condensed Consolidated Statements of Cash Flows, are summarized in the following table:

	Six Months Ended
	June 30
(In millions)	2013	2012
Net cash provided (used) by:
Operating activities	$56.4	$35.7
Investing activities	(107.7)	(69.9)
Financing activities	49.3	39.4
Impact of exchange rate changes on cash	(4.1)	(5.1)
Net change in cash and cash equivalents	$(6.2)	$0.2

Cash Provided by Operating Activities — Net cash provided by operating activities in the first half of 2013 was $56.4 million, an increase of $20.6 million from the first half of 2012.  Restructuring cash payments decreased to approximately $10 million in the first half of 2013 compared with approximately $56 million in the first half of 2012. Other factors contributing to the change in net cash provided by operating activities were: net income in the first half of 2013 compared with a net loss in the first half of 2012; and timing of accounts receivable receipts and accounts payable disbursements.
Included in the Cash flows from operating activities section of the Condensed Consolidated Statement of Cash Flows is the caption Other assets and liabilities. For the six months ended June 30, 2013 and 2012 decreases in this line item were $29.0 million and $27.2 million, respectively. The major components of this line item include the net impact of defined benefit pension plan funding, fluctuations in advances from customers and vendor prepayments. A summary of these components for the periods presented is as follows:

	Six Months Ended
	June 30
(In millions)	2013	2012
Net cash provided by (used in):
Change in net defined benefit pension liabilities	$(12.8)	$(14.0)
Change in advance on contracts from customers	(9.1)	(16.5)
Change in prepaid expenses	(5.4)	7.9
Other	(1.7)	(4.6)
Total	$(29.0)	$(27.2)
Cash Used by Investing Activities — Net cash used in investing activities in the first half of 2013 was $107.7 million, an increase of $37.8 million from the first half of 2012.  The increase was primarily due to approximately $22 million in reduced cash proceeds from sales of assets and an increase of approximately $12 million in capital expenditures.
Cash Provided by Financing Activities — Net cash provided by financing activities in the first half of 2013 was $49.3 million, an increase of $9.8 million from the first half of 2012.  The change was primarily due to an increase in year-over-year net cash borrowings.
The following table summarizes the Company's debt and capital positions at June 30, 2013 and December 31, 2012:

(Dollars in millions)	June 30 2013	December 31 2012
Notes payable and current maturities	$16.0	$11.8
Long-term debt	1,039.3	957.4
Total debt	1,055.3	969.3
Total equity	855.7	861.6
Total capital	$1,911.1	$1,830.9
Total debt to total capital (a)	55.2%	52.9%
(a) Calculated as Total debt divided by Total capital.
The Company’s debt as a percent of total capital increased in the first half of 2013 due principally to increased borrowings under the Company's multi-year revolving credit agreement.

Debt Covenants
The credit agreement governing the Company's multi-year revolving credit facility contains covenants that stipulate a maximum debt to capital ratio of 60%, limit the proportion of subsidiary consolidated indebtedness to a maximum of 10% of consolidated tangible assets and specify a minimum ratio of total consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) to consolidated interest charges of 3.0:1.  The Company’s 5.75% and 2.70% notes include covenants that require the Company to offer to repurchase the notes at 101% of par in the event of a change of control of the Company or disposition of substantially all of the Company’s assets in combination with a downgrade in the Company’s credit rating to non-investment grade.  At June 30, 2013, the Company was in compliance with these covenants with a debt to capital ratio (as defined by the covenants) of 56.2% and a ratio of consolidated EBITDA to consolidated interest charges of 9.1:1.  The proportion of subsidiary consolidated indebtedness to consolidated tangible assets approximated 2.8% at June 30, 2013. Based on balances at June 30, 2013, the Company could increase borrowings by approximately $186 million and still be in compliance with its debt covenants.  Alternatively, keeping all other factors constant, the Company’s equity could decrease by approximately $124 million and the Company would still be within its debt covenants.  The Company expects to continue to be in compliance with these debt covenants for at least the next twelve months.

Cash and Value-Based Management
The Company has various cash management systems throughout the world that centralize cash in various bank accounts where it is economically justifiable and legally permissible to do so.  These centralized cash balances are then redeployed to other operations to reduce short-term borrowings and to finance working capital needs or capital expenditures.  Due to the transitory nature of cash balances, they are normally invested in bank deposits that can be withdrawn at will or in very liquid short-term bank time deposits and government obligations.  The Company’s policy is to use the largest banks in the various countries in which the Company operates.  The Company monitors the creditworthiness of its banks, and, when appropriate, adjusts its banking operations to reduce or eliminate exposure to less credit worthy banks.

At June 30, 2013, the Company's consolidated cash and cash equivalents included approximately $86 million held by non-U.S. subsidiaries. At June 30, 2013, less than 10% of the Company's consolidated cash and cash equivalents had regulatory restrictions that would preclude the transfer of funds with and among subsidiaries. The cash and cash equivalents held by non-U.S. subsidiaries also included approximately $31 million held in consolidated strategic ventures. The strategic venture agreements may require strategic venture partner approval to transfer funds with and among subsidiaries. While the Company's remaining non-U.S. cash and cash equivalents can be transferred with and among subsidiaries, the majority of these non-U.S. cash balances will be used to support the on-going working capital needs and continued growth of the Company's non-U.S. operations.
The Company plans to continue its strategy of targeted, prudent investing for strategic purposes for the foreseeable future and to make more efficient use of existing investments.  The long-term goal of this strategy is to create stockholder value by improving the Company’s EVA.  Under this program, the Company evaluates strategic investments based upon the investment’s economic profit.  EVA equals after-tax operating profits less a charge for the use of the capital employed to create those profits.  Therefore, value is created when a project or initiative produces a return above the risk-adjusted local country cost of capital.  In the first half of 2013, EVA was lower than the first half of 2012.
The Company currently expects to continue paying dividends to stockholders.  In July 2013, the Company declared its 254th consecutive quarterly cash dividends, payable in November 2013.
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

ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risks have not changed significantly from those disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

ITEM 4.        CONTROLS AND PROCEDURES

Based on the evaluation required by Securities Exchange Act Rules 13a-15(b) and 15d-15(b), the Company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of disclosure controls and procedures, as defined in Securities Exchange Act Rules 15a-15(e) and 15d-15(e), as of June 30, 2013.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of June 30, 2013.  There have been no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting during the second quarter of 2013.

PART II — OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS
Information on legal proceedings is included in Note 8, “Commitments and Contingencies,” in Part I, Item 1, Financial Statements.
ITEM 1A.     RISK FACTORS
The Company's risk factors as of June 30, 2013 have not changed materially from those described in Part 1, Item 1A, “Risk Factors,” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.
ITEM 6.        EXHIBITS

See the Exhibit Index following the signature page to this Quarterly Report on Form 10-Q for a list of exhibits filed or furnished with this report, which Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HARSCO CORPORATION
(Registrant)

DATE	August 8, 2013	/s/ F. NICHOLAS GRASBERGER, III
F. Nicholas Grasberger, III
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

DATE	August 8, 2013	/s/ BARRY E. MALAMUD
Barry E. Malamud
Vice President and Corporate Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
3.1	Restated Certificate of Incorporation.
10.1	Harsco Corporation 2013 Equity and Incentive Compensation Plan (incorporated by reference to the Company's Current Report on Form 8-K dated April 26, 2013, Commission File No. 001-03970).
10.2	Harsco Corporation Form of Restricted Stock Units Agreement (effective for grants on and after May 10, 2013).
10.3	Harsco Corporation Form of Stock Appreciation Rights Agreement (effective for grants on and after May 10, 2013).
31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).
31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).
32	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer).
101
The following financial statements from Harsco Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, filed with the Securities and Exchange Commission on August 8, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss); (iv) the Condensed Consolidated Statements of Cash Flows; (v) the Condensed Consolidated Statements of Equity; and (vi) the Notes to Condensed Consolidated Financial Statements.