Form 10-Q
period 2013-09-30
HARSCO CORP
filed 2013-11-07
CIK 45876

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2013
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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐  NO ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 1, 2013
Common stock, par value $1.25 per share	80,666,667

HARSCO CORPORATION
FORM 10-Q

PART I — FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

HARSCO CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands)	September 30 2013	December 31 2012
ASSETS
Current assets:
Cash and cash equivalents	$115,812	$95,250
Trade accounts receivable, net	354,121	600,264
Other receivables	29,627	39,836
Inventories	176,792	236,512
Assets held-for-sale	714,986	2,399
Other current assets	74,238	92,182
Total current assets	1,465,576	1,066,443
Property, plant and equipment, net	706,618	1,266,225
Goodwill	428,027	429,198
Intangible assets, net	54,684	77,726
Other assets	114,628	136,377
Total assets	$2,769,533	$2,975,969
LIABILITIES
Current liabilities:
Short-term borrowings	$274,283	$8,560
Current maturities of long-term debt	7,337	3,278
Accounts payable	196,530	221,479
Accrued compensation	53,788	94,398
Income taxes payable	1,541	10,109
Dividends payable	16,536	16,520
Insurance liabilities	13,640	19,434
Advances on contracts	28,108	47,696
Liabilities of assets held-for-sale	218,046	—
Other current liabilities	150,642	216,101
Total current liabilities	960,451	637,575
Long-term debt	787,568	957,428
Deferred income taxes	8,337	18,880
Insurance liabilities	42,003	63,248
Retirement plan liabilities	314,593	385,062
Other liabilities	51,248	52,152
Total liabilities	2,164,200	2,114,345
COMMITMENTS AND CONTINGENCIES
HARSCO CORPORATION STOCKHOLDERS’ EQUITY
Preferred stock	—	—
Common stock	140,224	140,080
Additional paid-in capital	158,417	152,645
Accumulated other comprehensive loss	(429,665)	(411,168)
Retained earnings	1,423,209	1,675,490
Treasury stock	(746,046)	(745,205)
Total Harsco Corporation stockholders’ equity	546,139	811,842
Noncontrolling interests	59,194	49,782
Total equity	605,333	861,624
Total liabilities and equity	$2,769,533	$2,975,969

See accompanying notes to unaudited condensed consolidated financial statements.

HARSCO CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended			Nine Months Ended
	September 30			September 30
(In thousands, except per share amounts)	2013	2012		2013	2012
Revenues from continuing operations:
Service revenues	$571,595	$571,892		$1,707,658	$1,769,415
Product revenues	168,450	184,891		507,518	510,278
Total revenues	740,045	756,783		2,215,176	2,279,693
Costs and expenses from continuing operations:
Cost of services sold	450,048	453,304		1,353,749	1,406,727
Cost of products sold	117,844	126,683		355,555	351,707
Selling, general and administrative expenses	124,004	121,856		374,325	376,653
Research and development expenses	3,077	2,162		7,457	6,908
Long-lived asset impairment charge and transaction costs	253,677	—		253,677	—
Other (income) expenses	(228)	2,383		2,158	65,351
Total costs and expenses	948,422	706,388		2,346,921	2,207,346
Operating income (loss) from continuing operations	(208,377)	50,395		(131,745)	72,347
Interest income	388	1,449		1,624	3,005
Interest expense	(12,815)	(11,609)		(37,413)	(36,041)
Income (loss) from continuing operations before income taxes and equity income	(220,804)	40,235		(167,534)	39,311
Income tax expense	(10,795)	(13,545)		(27,268)	(28,489)
Equity in income of unconsolidated entities, net	434	182		1,015	479
Income (loss) from continuing operations	(231,165)	26,872		(193,787)	11,301
Discontinued operations:
Loss on disposal of discontinued business	(640)	(52)		(2,145)	(1,217)
Income tax benefit related to discontinued business	239	248		814	685
Income (loss) from discontinued operations	(401)	196		(1,331)	(532)
Net income (loss)	(231,566)	27,068		(195,118)	10,769
Less: Net income attributable to noncontrolling interests	(2,090)	(664)		(7,495)	(1,023)
Net income (loss) attributable to Harsco Corporation	$(233,656)	$26,404		$(202,613)	$9,746
Amounts attributable to Harsco Corporation common stockholders:
Income (loss) from continuing operations, net of tax	$(233,255)	$26,208		$(201,282)	$10,278
Income (loss) from discontinued operations, net of tax	(401)	196		(1,331)	(532)
Net income (loss) attributable to Harsco Corporation common stockholders	$(233,656)	$26,404		$(202,613)	$9,746

Weighted-average shares of common stock outstanding	80,775	80,659		80,747	80,623
Basic earnings (loss) per common share attributable to Harsco Corporation common stockholders:
Continuing operations	$(2.89)	$0.32		$(2.49)	$0.13
Discontinued operations	—	—		(0.02)	(0.01)
Basic earnings (loss) per share attributable to Harsco Corporation common stockholders	$(2.89)	$0.33	(a)	$(2.51)	$0.12

Diluted weighted-average shares of common stock outstanding	80,775	80,910		80,747	80,863
Diluted earnings (loss) per common share attributable to Harsco Corporation common stockholders:
Continuing operations	$(2.89)	$0.32		$(2.49)	$0.13
Discontinued operations	—	—		(0.02)	(0.01)
Diluted earnings (loss) per share attributable to Harsco Corporation common stockholders	$(2.89)	$0.33	(a)	$(2.51)	$0.12

Cash dividends declared per common share	$0.205	$0.205		$0.615	$0.615
(a) Does not total due to rounding

See accompanying notes to unaudited condensed consolidated financial statements.

HARSCO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

	Three Months Ended
	September 30
(In thousands)	2013	2012
Net income (loss)	$(231,566)	$27,068
Other comprehensive income (loss):
Foreign currency translation adjustments, net of deferred income taxes	12,678	38,812
Net loss on cash flow hedging instruments, net of deferred income taxes of $146 and $242 in 2013 and 2012, respectively	(2,696)	(760)
Pension liability adjustments, net of deferred income taxes of $2,109 and $1,514 in 2013 and 2012, respectively	(13,636)	(10,143)
Unrealized gain on marketable securities, net of deferred income taxes of $(8) and $(1) in 2013 and 2012, respectively	13	1
Total other comprehensive income (loss)	(3,641)	27,910
Total comprehensive income (loss)	(235,207)	54,978
Less: Comprehensive loss attributable to noncontrolling interests	2,968	1,265
Comprehensive income (loss) attributable to Harsco Corporation	$(232,239)	$56,243

	Nine Months Ended
	September 30
(In thousands)	2013	2012
Net income (loss)	$(195,118)	$10,769
Other comprehensive income (loss):
Foreign currency translation adjustments, net of deferred income taxes	(33,877)	7,733
Net gain (loss) on cash flow hedging instruments, net of deferred income taxes of $915 and $(653) in 2013 and 2012, respectively	(2,160)	1,941
Pension liability adjustments, net of deferred income taxes of $(2,439) and $189 in 2013 and 2012, respectively	17,587	(1,294)
Unrealized gain on marketable securities, net of deferred income taxes of $(13) and $(2) in 2013 and 2012, respectively	21	3
Total other comprehensive income (loss)	(18,429)	8,383
Total comprehensive income (loss)	(213,547)	19,152
Less: Comprehensive loss attributable to noncontrolling interests	7,563	1,277
Comprehensive income (loss) attributable to Harsco Corporation	$(205,984)	$20,429

See accompanying notes to unaudited condensed consolidated financial statements.

HARSCO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
	September 30
(In thousands)	2013	2012
Cash flows from operating activities:
Net income (loss)	$(195,118)	$10,769
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	178,136	188,182
Amortization	12,967	15,662
Deferred income tax expense (benefit)	3,465	(6,867)
Equity in income of unconsolidated entities, net	(1,015)	(479)
Dividends from unconsolidated entities	—	308
Harsco 2011/2012 Restructuring Program non-cash adjustment	—	21,787
Impairment of long-lived assets	241,323	—
Other, net	(1,449)	(29,263)
Changes in assets and liabilities:
Accounts receivable	(21,194)	(1,247)
Inventories	(10,671)	(23,298)
Accounts payable	28,882	(24,719)
Accrued interest payable	6,333	5,786
Accrued compensation	(5,036)	2,286
Harsco Infrastructure Segment 2010 Restructuring Program accrual	(870)	(4,755)
Harsco 2011/2012 Restructuring Program accrual	(14,496)	(8,050)
Other assets and liabilities	(57,170)	(34,733)
Net cash provided by operating activities	164,087	111,369

Cash flows from investing activities:
Purchases of property, plant and equipment	(181,706)	(172,770)
Proceeds from sales of assets	16,947	42,889
Purchases of businesses, net of cash acquired	(2,841)	(517)
Other investing activities, net	(4,985)	457
Net cash used by investing activities	(172,585)	(129,941)

Cash flows from financing activities:
Short-term borrowings, net	239	(39,302)
Current maturities and long-term debt:
Additions	284,861	249,034
Reductions	(203,677)	(151,399)
Cash dividends paid on common stock	(49,652)	(49,548)
Dividends paid to noncontrolling interests	(2,880)	(2,264)
Contributions from noncontrolling interests	4,622	8,097
Purchase of noncontrolling interests	(166)	—
Common stock issued - options	371	725
Other financing activities, net	(405)	(2,709)
Net cash provided by financing activities	33,313	12,634

Effect of exchange rate changes on cash	(4,253)	(1,506)
Net increase (decrease) in cash and cash equivalents	20,562	(7,444)
Cash and cash equivalents at beginning of period	95,250	121,184
Cash and cash equivalents at end of period	$115,812	$113,740

See accompanying notes to unaudited condensed consolidated financial statements.

HARSCO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (Unaudited)

	Harsco Corporation Stockholders’ Equity
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests
(In thousands, except share and per share amounts)	Issued	Treasury					Total
Balances, January 1, 2012	$139,914	$(744,644)	$149,066	$1,996,234	$(364,191)	$43,539	$1,219,918
Net income				9,746		1,023	10,769
Cash dividends declared:
Common @ $0.615 per share				(49,597)			(49,597)
Noncontrolling interests						(2,264)	(2,264)
Translation adjustments, net of deferred income taxes of $(4,618)					7,479	254	7,733
Cash flow hedging instrument adjustments, net of deferred income taxes of $(653)					1,941		1,941
Contributions from noncontrolling interests						8,602	8,602
Sale of investment in consolidated subsidiary						(704)	(704)
Pension liability adjustments, net of deferred income taxes of $189					(1,294)		(1,294)
Marketable securities unrealized gains, net of deferred income taxes of $(2)					3		3
Stock options exercised, 38,900 shares	49		661				710
Vesting of restricted stock units and other stock grants, net 68,558 shares	117	(561)	959				515
Amortization of unearned portion of stock-based compensation, net of forfeitures			2,257				2,257
Balances, September 30, 2012	$140,080	$(745,205)	$152,943	$1,956,383	$(356,062)	$50,450	$1,198,589

	Harsco Corporation Stockholders’ Equity
(In thousands, except share and per share amounts)	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests
	Issued	Treasury					Total
Balances, January 1, 2013	$140,080	$(745,205)	$152,645	$1,675,490	$(411,168)	$49,782	$861,624
Net income (loss)				(202,613)		7,495	(195,118)
Cash dividends declared:
Common @ $0.615 per share				(49,668)			(49,668)
Noncontrolling interests						(2,880)	(2,880)
Translation adjustments, net of deferred income taxes of $(1,094)					(34,029)	152	(33,877)
Cash flow hedging instrument adjustments, net of deferred income taxes of $915					(2,076)	(84)	(2,160)
Contributions from noncontrolling interests						4,622	4,622
Purchase of subsidiary shares from noncontrolling interest			(292)			107	(185)
Pension liability adjustments, net of deferred income taxes of $(2,439)					17,587		17,587
Marketable securities unrealized gains, net of deferred income taxes of $(13)					21		21
Stock options exercised, net 20,000 shares	25		375				400
Vesting of restricted stock units and other stock grants, net 62,039 shares	119	(841)	2,057				1,335
Amortization of unearned portion of stock-based compensation, net of forfeitures			3,632				3,632
Balances, September 30, 2013	$140,224	$(746,046)	$158,417	$1,423,209	$(429,665)	$59,194	$605,333

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
Operating results and cash flows for the three and nine months ended September 30, 2013 are not indicative of the results that may be expected for the year ending December 31, 2013.
During the second quarter of 2013, the Company recorded non-cash out-of-period adjustments that had the net effect of increasing after-tax income by $3.0 million, or $0.04 per diluted share, for the second quarter of 2013, and by $2.6 million, or $0.03 per diluted share, for the first half of 2013. The adjustments are primarily the result of correcting claims-paid information for certain international accrued insurance reserves which were identified during the regular, periodic evaluation of these reserves during the quarter. The Company assessed the individual and aggregate impact of these adjustments on the current year and all prior periods and determined that the cumulative effect of the adjustments was not material to the expected full-year 2013 results, and did not result in a material misstatement to any previously issued annual or quarterly financial statements. Consequently, the Company recorded the $3.0 million net adjustment in the second quarter of 2013 and has not revised any previously issued annual financial statements or interim financial data.

2.     Recently Adopted and Recently Issued Accounting Standards
The following accounting standards have been adopted in 2013:
On January 1, 2013, the Company adopted Financial Accounting Standards Board ("FASB") issued changes related to offsetting assets and liabilities. The changes require additional disclosure regarding the offsetting of assets and liabilities to enable users of financial statements to understand the effect on financial position.  The adoption of these changes did not have a material impact on the Company's consolidated financial statements. The disclosures required by these changes are included in Note 12, "Derivative Instruments, Hedging Activities and Fair Value."
On January 1, 2013, the Company adopted FASB issued changes related to the presentation of reclassification adjustments out of accumulated other comprehensive income.  These changes require additional disclosure related to changes in accumulated other comprehensive income by component and significant items reclassified out of accumulated other comprehensive income. Other than the additional disclosure requirements, the adoption of these changes did not have a material impact on the Company's consolidated financial statements. The disclosures required by these changes are included in Note 15, "Components of Accumulated Other Comprehensive Loss."
On July 17, 2013, the Company adopted FASB issued changes related to the inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a benchmark interest rate for hedge accounting purposes. These changes also removed restrictions on using different benchmark rates for similar hedges. The adoption of these changes did not have a material impact on the Company's consolidated financial statements.
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

3.    Acquisitions and Dispositions

On September 15, 2013, the Company entered into an agreement to sell the Company's Harsco Infrastructure Segment into a strategic venture with Clayton, Dubilier & Rice ("CD&R") as part of a transaction that will combine the Harsco Infrastructure Segment with Brand Energy & Infrastructure Services, Inc., which CD&R is simultaneously acquiring (the "Infrastructure transaction"). Under the terms of the purchase agreement, the Company will contribute substantially all of the Company's equity interests in, and the assets of, the Harsco Infrastructure Segment in exchange for $300 million, subject to working capital and other adjustments, and an approximate 29% equity interest in the strategic venture. The Infrastructure transaction is anticipated to close during the fourth quarter of 2013, subject to certain customary conditions of closing. Upon closing of the Infrastructure transaction, the Company's 29% equity interest in the strategic venture will be accounted for under the equity method of accounting as prescribed by U.S. GAAP.

As a result of the Infrastructure transaction, the Company recorded an estimated non-cash long-lived asset impairment charge of $241.3 million during the third quarter of 2013. The final non-cash long-lived asset impairment charge may differ, possibly materially, due to a number of factors including, but not limited to (i) the valuation of certain assets and liabilities being transferred to the strategic venture; (ii) final capital expenditure and working capital adjustments required under the purchase agreement; (iii) the recognition of cumulative translation amounts; and (iv) the finalization of current and deferred income tax amounts. The Company determined that the estimated non-cash long-lived asset impairment charge was necessary given the fair value of the consideration received in the Infrastructure transaction. The amount of the estimated non-cash long-lived asset impairment charge represents the Company's estimate of the difference between the current book value of the Harsco Infrastructure Segment, less costs to sell, and the sum of the cash consideration plus the estimated fair value of the Company's approximate 29% equity interest in the strategic venture. The estimated fair value of the equity interest was determined based on the expected future discounted cash flows of the strategic venture. See Note 1, "Summary of Significant Accounting Policies," to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2012 for additional information on the Company's policy on impairment of long-lived assets (other than goodwill).

The Company has reflected substantially all assets and liabilities of the Harsco Infrastructure Segment as Assets held-for-sale and Liabilities of assets held-for-sale, respectively, on the Condensed Consolidated Balance Sheets at September 30, 2013. The carrying amounts of the assets and liabilities that were aggregated in Assets held-for-sale and Liabilities of assets held-for-sale as of September 30, 2013 are as follows:

(In thousands)	September 30 2013	(In thousands)	September 30 2013
Assets held-for-sale:		Liabilities of assets held-for-sale:
Trade accounts receivable, net	$264,310	Accounts payable	$66,759
Other receivables	13,206	Accrued compensation	33,334
Inventories	68,064	Income taxes payable	2,663
Other current assets	20,024	Insurance liabilities - current portion	7,587
Property, plant and equipment, net	334,967	Other current liabilities	42,872
Intangible assets, net	6,461	Insurance liabilities - non-current portion	18,465
Other assets (a)	7,954	Retirement plan liabilities	41,916
		Other liabilities	4,450
	$714,986		$218,046
(a) Includes assets held-for-sale of the Harsco Metals & Minerals Segment totaling $0.2 million at September 30, 2013.

Additionally, the Company incurred $12.4 million of expenses during the three months ended September 30, 2013 in conjunction with the Infrastructure transaction.

4.    Accounts Receivable and Inventories
Accounts receivable consist of the following:

(In thousands)	September 30 2013	December 31 2012
Trade accounts receivable	$358,191	$617,517
Less: Allowance for doubtful accounts	(4,070)	(17,253)
Trade accounts receivable, net	$354,121	$600,264

Other receivables (a)	$29,627	$39,836
(a) Other receivables include insurance claim receivables, employee receivables, tax claim receivables and other miscellaneous receivables not included in Trade accounts receivable, net.
The provision for doubtful accounts related to trade accounts receivable was as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(In thousands)	2013	2012	2013	2012
Provision for doubtful accounts related to trade accounts receivable	$1,059	$1,802	$5,897	$8,665
Inventories consist of the following:

(In thousands)	September 30 2013	December 31 2012
Finished goods	$21,707	$69,904
Work-in-process	35,214	28,944
Raw materials and purchased parts	83,037	99,058
Stores and supplies	36,834	38,606
Inventories	$176,792	$236,512
The decreases in Accounts receivable and Inventories since December 31, 2012, primarily relates to the reclassification of substantially all the assets and liabilities of the Harsco Infrastructure Segment to Assets held-for-sale and Liabilities of assets held-for-sale, respectively, on the Condensed Consolidated Balance Sheets at September 30, 2013 in conjunction with the Infrastructure transaction. See Note 3 “Acquisitions and Dispositions,” for additional information related to the Infrastructure transaction.

5.     Property, Plant and Equipment
Property, plant and equipment consists of the following:

(In thousands)	September 30 2013	December 31 2012
Land	$17,414	$26,336
Land improvements	12,731	14,199
Buildings and improvements	175,008	190,078
Machinery and equipment	1,967,023	2,950,384
Uncompleted construction	95,564	107,633
Gross property, plant and equipment	2,267,740	3,288,630
Less: Accumulated depreciation	(1,561,122)	(2,022,405)
Property, plant and equipment, net	$706,618	$1,266,225
The decreases in Property, plant and equipment since December 31, 2012, primarily relates to the reclassification of substantially all the assets and liabilities of the Harsco Infrastructure Segment to Assets held-for-sale and Liabilities of assets held-for-sale, respectively, on the Condensed Consolidated Balance Sheets at September 30, 2013 in conjunction with the Infrastructure transaction. See Note 3 “Acquisitions and Dispositions,” for additional information related to the Infrastructure transaction.

6.     Goodwill and Other Intangible Assets
The following table reflects the changes in carrying amounts of goodwill by segment (there is no goodwill associated with the Harsco Infrastructure or Harsco Industrial Segments) for the nine months ended September 30, 2013:

(In thousands)	Harsco Metals & Minerals Segment	Harsco Rail Segment	Consolidated Totals
Balance at December 31, 2012	$419,888	$9,310	$429,198
Foreign currency translation	(1,171)	—	(1,171)
Balance at September 30, 2013	$418,717	$9,310	$428,027
The Company tests for goodwill impairment annually or more frequently if indicators of impairment exist or if a decision is made to dispose of a business.  The Company performs its annual goodwill impairment test as of October 1 and monitors for triggering events on an ongoing basis.  The Company determined that as of September 30, 2013, no interim goodwill impairment testing was necessary.  There can be no assurance that the Company’s annual goodwill impairment testing will not result in a charge to earnings.  Any impairment could result in the write-down of the carrying value of goodwill to its implied fair value.
Intangible assets consist of the following:

	September 30, 2013		December 31, 2012
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer related	$149,421	$109,413	$183,862	$129,904
Non-compete agreements	1,123	1,013	1,347	1,310
Patents	6,196	5,186	6,909	5,503
Technology related	27,354	18,343	29,588	17,551
Trade names	4,116	2,838	18,685	11,688
Other	7,519	4,252	9,947	6,656
Total	$195,729	$141,045	$250,338	$172,612

Amortization expense for intangible assets was as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(In thousands)	2013	2012	2013	2012
Amortization expense for intangible assets	$3,629	$4,111	$11,481	$13,518

The estimated amortization expense for the next five fiscal years based on current intangible assets is as follows:

(In thousands)	2013	2014	2015	2016	2017
Estimated amortization expense (a)	$14,750	$9,000	$8,000	$7,250	$3,500
(a) These estimated amortization expense amounts do not reflect the potential effect of future foreign currency exchange fluctuations.

The decreases in Intangible assets and estimated amortization expense for the next five fiscal years since December 31, 2012, primarily relates to the reclassification of substantially all the assets and liabilities of the Harsco Infrastructure Segment to Assets held-for-sale and Liabilities of assets held-for-sale, respectively, on the Condensed Consolidated Balance Sheets at September 30, 2013 in conjunction with the Infrastructure transaction. See Note 3 “Acquisitions and Dispositions,” for additional information related to the Infrastructure transaction.

7.    Debt and Credit Agreements

On September 12, 2013, the Company entered into an additional amendment to the Amended and Restated Five-Year Credit Agreement (as amended, the "Credit Agreement"). In addition to certain administrative and conforming modifications, the amendment replaced the debt covenant for total consolidated debt to total consolidated capital ratio. That debt covenant has been replaced by a debt covenant for total consolidated debt to consolidated earnings before interest, taxes, depreciation and amortization ratio, which is not to exceed 3.50 to 1.00. During the three months ended September 30, 2013, the Company expensed $0.4 million of fees associated with the additional amendment to the Credit Agreement.

Additionally, the Company retired the $150.0 million aggregate principal amount of 5.125% notes, due September 15, 2013, at maturity using borrowings under the Company's Credit Agreement.

8.  Employee Benefit Plans

	Three Months Ended
	September 30
Defined Benefit Net Periodic Pension Cost	U. S. Plans		International Plans
(In thousands)	2013	2012	2013	2012
Defined benefit plans:
Service cost	$641	$472	$822	$855
Interest cost	2,942	3,209	10,512	10,996
Expected return on plan assets	(3,911)	(3,907)	(11,540)	(10,638)
Recognized prior service costs	36	47	87	95
Recognized loss	1,263	1,158	4,065	3,730
Settlement/curtailment losses	—	1,112	—	6
Defined benefit plans net periodic pension cost	$971	$2,091	$3,946	$5,044

	Nine Months Ended
	September 30
Defined Benefit Net Periodic Pension Cost	U. S. Plans		International Plans
(In thousands)	2013	2012	2013	2012
Defined benefit plans:
Service cost	$1,924	$1,415	$2,630	$2,781
Interest cost	8,825	9,620	32,058	33,437
Expected return on plan assets	(11,732)	(11,713)	(35,159)	(32,373)
Recognized prior service costs	108	142	271	289
Recognized loss	3,789	3,471	12,364	11,209
Amortization of transition liability	—	—	—	8
Settlement/curtailment (gains) losses	—	1,112	(289)	(2,055)
Defined benefit plans net periodic pension cost	$2,914	$4,047	$11,875	$13,296

	Three Months Ended		Nine Months Ended
Company Contributions	September 30		September 30
(In thousands)	2013	2012	2013	2012
Defined benefit pension plans:
United States	$919	$3,024	$1,967	$5,662
International	4,484	4,127	25,440	26,298
Multiemployer pension plans	3,527	3,127	12,042	10,901
Defined contribution pension plans	3,471	5,971	12,292	14,405
The Company currently anticipates contributing an additional $0.8 million and $5.7 million for the U.S. and international defined benefit pension plans, respectively, during the remainder of 2013.

9.     Income Taxes

Income tax expense from continuing operations decreased, primarily due to the estimated non-cash long-lived asset impairment charge recorded as part of the Infrastructure transaction for the three and nine months ended September 30, 2013 compared with the three and nine months ended September 30, 2012. This decrease was partially offset by valuation allowances recorded against deferred tax assets within certain foreign jurisdictions in which the Harsco Infrastructure Segment operates, and for the expected tax costs of cash repatriation from the Infrastructure transaction.

The effective income tax rate related to continuing operations for the three and nine months ended September 30, 2013 was (4.9)% and (16.3)%, respectively. The effective income tax rate related to continuing operations for the three and nine months ended September 30, 2012 was 33.7% and 72.5%, respectively. The effective income tax rate changed between 2012 and 2013 primarily due to the jurisdictional mix of the estimated non-cash long-lived asset impairment charge recorded as part of the Infrastructure transaction compared with restructuring charges recorded during 2012; tax expense recorded for valuation allowances on deferred tax assets within certain foreign jurisdictions in which the Harsco Infrastructure Segment operates; and for the expected tax costs of cash repatriation from the Infrastructure transaction.

Due to the estimated non-cash long-lived asset impairment charge, certain foreign jurisdictions’ deferred tax assets for the Harsco Infrastructure Segment were no longer realizable on a more-likely-than-not basis after weighing all available positive and negative evidence. One of the significant pieces of objective negative evidence evaluated was the cumulative losses in certain foreign jurisdictions in recent years after considering the effects of the estimated non-cash long-lived asset impairment charge. Such objective evidence outweighed all other available positive evidence. This resulted in tax expense of approximately $11 million to reduce beginning of the year net deferred tax assets for these foreign jurisdictions.
Due to the expected repatriation of proceeds from the Infrastructure transaction, the Company recorded a deferred tax liability to estimate the cost of distributing prior year earnings that were previously indefinitely reinvested. This resulted in tax expense of approximately $8 million for the tax-costs of cash repatriation, including a reduction for any available foreign tax credits. Excluding any cash repatriation associated with the Infrastructure transaction, the Company remains indefinitely reinvested for all other undistributed earnings.
An income tax benefit from an uncertain tax position may be recognized when it is more-likely-than-not that the position will be sustained upon examination, based on technical merits, including resolutions of any related appeals or litigation processes. The unrecognized income tax benefit at September 30, 2013 was $28.0 million, including interest and penalties.  Within the next twelve months, it is reasonably possible that up to $4.3 million of unrecognized income tax benefits will be recognized upon settlement of tax examinations and the expiration of various statutes of limitations. Of this amount, approximately $1 million relates to uncertain tax positions for entities included in the Infrastructure transaction.

The Company was contacted by the U.S. Internal Revenue Service to audit the Company's 2010 income tax return. The U.S. Internal Revenue Service commenced its audit during the second quarter of 2013.

10.  Commitments and Contingencies

Environmental
The Company is involved in a number of environmental remediation investigations and cleanups and, along with other companies, has been identified as a “potentially responsible party” for certain waste disposal sites.  While each of these matters is subject to various uncertainties, it is probable that the Company will agree to make payments toward funding certain of these activities and it is possible that some of these matters will be decided unfavorably to the Company.  The Company has evaluated its potential liability, and its financial exposure is dependent upon such factors as the continuing evolution of environmental laws and regulatory requirements, the availability and application of technology, the allocation of cost among potentially responsible parties, the years of remedial activity required and the remediation methods selected.  The Condensed Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012 include accruals in Other current liabilities of $1.3 million and $1.9 million, respectively, for environmental matters.  The amounts charged against pre-tax income related to environmental matters totaled $0.6 million and $1.2 million for the three and nine months ended September 30, 2013, respectively. The amounts charged against pre-tax income related to environmental matters totaled $0.2 million and $0.7 million for the three and nine months ended September 30, 2012, respectively.

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
In October 2009, the Company received notification of the SPRA’s final administrative decision regarding the levying of ICMS in the State of São Paulo in relation to services provided to a customer in the State between January 2004 and May 2005.  As of September 30, 2013, the principal amount of the tax assessment from the SPRA with regard to this case was approximately $3 million, with penalty, interest and fees assessed to date increasing such amount by an additional $28 million.  Any change in the aggregate amount since the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 reflects an increase in assessed interest and statutorily mandated legal fees for the period and includes the effect of foreign currency translation.
Another ICMS tax case involving the SPRA refers to the tax period from January 2002 to December 2003, and is still pending at the administrative phase, where the aggregate amount assessed by the tax authorities in August 2005 was approximately $11 million (the amounts with regard to this claim are valued as of the date of the assessment since it has not yet reached the collection phase), composed of a principal amount of $2.5 million, with penalty and interest assessed through that date increasing such amount by an additional $8.5 million.  All such amounts include the effect of foreign currency translation.
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
Customer Disputes
The Company, through its Harsco Metals & Minerals Segment, provides services to various subsidiaries and affiliates of ArcelorMittal (collectively, "ArcelorMittal") through long-term service contracts on a number of sites worldwide. Currently, ArcelorMittal and the Company are involved in several commercial disputes, a few of which have resulted in legal action. Both the Company and ArcelorMittal are working to resolve these matters. Although results of operations and cash flows for a given period could be adversely affected by a negative outcome in these or other lawsuits, claims and proceedings, management believes that the ultimate outcome of these matters will not have a material adverse effect on the Company's financial condition, results of operations or cash flows.

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
As of September 30, 2013, there are 17,701 pending asbestos personal injury claims filed against the Company.  Of these cases, 17,261 are pending in the New York Supreme Court for New York County in New York State.  The other claims, totaling 440, are filed in various counties in a number of state courts, and in certain Federal District Courts (including New York), and those complaints generally assert lesser amounts of damages than the New York State court cases or do not state any amount claimed.
As of September 30, 2013, the Company has obtained dismissal by stipulation, or summary judgment prior to trial, in 27,093 cases.
In view of the persistence of asbestos litigation nationwide, the Company expects to continue to receive additional claims.  However, there have been developments during the past several years, both by certain state legislatures and by certain state courts, which could favorably affect the Company’s ability to defend these asbestos claims in those jurisdictions.  These developments include procedural changes, docketing changes, proof of damage requirements and other changes that require plaintiffs to follow specific procedures in bringing their claims and to show proof of damages before they can proceed with their claim.  An example is the action taken by the New York Supreme Court (a trial court), which is responsible for managing all asbestos cases pending within New York County in the State of New York.  This Court issued an order in December 2002 that created a Deferred or Inactive Docket for all pending and future asbestos claims filed by plaintiffs who cannot demonstrate that they have a malignant condition or discernible physical impairment, and an Active or In Extremis Docket for plaintiffs who are able to show such medical condition.  As a result of this order, the majority of the asbestos cases filed against the Company in New York County have been moved to the Inactive Docket until such time as the plaintiffs can show that they have incurred a physical impairment.  As of September 30, 2013, the Company has been listed as a defendant in 288 Active or In Extremis asbestos cases in New York County.  The Court’s Order has been challenged by some plaintiffs.
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

11.  Reconciliation of Basic and Diluted Shares

	Three Months Ended		Nine Months Ended
	September 30		September 30
(In thousands, except per share amounts)	2013	2012	2013	2012
Income (loss) from continuing operations attributable to Harsco Corporation common stockholders	$(233,255)	$26,208	$(201,282)	$10,278

Weighted-average shares outstanding - basic	80,775	80,659	80,747	80,623
Dilutive effect of stock-based compensation	—	251	—	240
Weighted-average shares outstanding - diluted	80,775	80,910	80,747	80,863

Earnings (loss) from continuing operations per common share, attributable to Harsco Corporation common stockholders:
Basic	$(2.89)	$0.32	$(2.49)	$0.13

Diluted	$(2.89)	$0.32	$(2.49)	$0.13

The following average outstanding stock-based compensation units were not included in the three and nine months ended computation of diluted earnings per share because the effect was antidilutive:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(In thousands)	2013	2012	2013	2012
Restricted stock units	324	34	267	12
Stock options	297	349	306	381
Stock appreciation rights	1,417	291	1,119	309
Other	103	—	106	—

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
All derivative instruments are recorded on the Condensed Consolidated Balance Sheets at fair value.  Changes in the fair value of derivatives used to hedge foreign currency denominated balance sheet items are reported directly in earnings along with offsetting transaction gains and losses on the items being hedged.  Derivatives used to hedge forecasted cash flows associated with foreign currency commitments or forecasted commodity purchases may be accounted for as cash flow hedges, as deemed appropriate and if the criteria for hedge accounting are met.  Gains and losses on derivatives designated as cash flow hedges are deferred as a separate component of equity and reclassified to earnings in a manner that matches the timing of the earnings impact of the hedged transactions.  Generally, at September 30, 2013, these deferred gains and losses are reclassified to earnings over 10 to 15 years from the balance sheet date.  The ineffective portion of all hedges, if any, is recognized currently in earnings.

The fair values of outstanding derivative contracts recorded as assets and liabilities on the Condensed Consolidated Balance Sheets at September 30, 2013 and December 31, 2012 were as follows:

	Asset Derivatives		Liability Derivatives
(In thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
September 30, 2013
Derivatives designated as hedging instruments:
Cross currency interest rate swaps	Other current assets	$166	Other current liabilities	$—
Cross currency interest rate swaps	Other assets	31,801	Other liabilities	12,378
Foreign currency forward exchange contracts	Other current assets	—	Other current liabilities	18
Total derivatives designated as hedging instruments		$31,967		$12,396

Derivatives not designated as hedging instruments:
Foreign currency forward exchange contracts	Other current assets	$789	Other current liabilities	$3,001

	Asset Derivatives		Liability Derivatives
(In thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
December 31, 2012
Derivatives designated as hedging instruments:
Cross currency interest rate swaps	Other assets	$39,058	Other liabilities	$14,346

Derivatives not designated as hedging instruments:
Foreign currency forward exchange contracts	Other current assets	$853	Other current liabilities	$1,775

All of the Company's derivatives are recorded in the Condensed Consolidated Balance Sheets at gross amounts and not offset. All of the Company's cross currency interest rate swaps and certain foreign currency forward exchange contracts are transacted under International Swaps and Derivatives Association ("ISDA") documentation. Each ISDA master agreement permits the net settlement of amounts owed in the event of default. The Company's derivative assets and liabilities subject to enforceable master netting arrangements did not result in a net asset or net liability at September 30, 2013. The Company's derivative assets and liabilities subject to enforceable master netting arrangements resulted in a $0.1 million net liability at December 31, 2012.
The effect of derivative instruments on the Condensed Consolidated Statements of Operations and the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2013 and 2012 was as follows:
Derivatives Designated as Hedging Instruments

(In thousands)	Amount of Gain (Loss) Recognized in Other Comprehensive Income (“OCI”) on Derivative - Effective Portion	Location of Gain (Loss) Reclassified from Accumulated OCI into Income - Effective Portion	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income - Effective Portion	Location of Gain (Loss) Recognized in Income on Derivative - Ineffective Portion and Amount Excluded from Effectiveness Testing	Amount of Gain (Loss) Recognized in Income on Derivative - Ineffective Portion and Amount Excluded from Effectiveness Testing
Three Months Ended September 30, 2013:
Foreign currency forward exchange contracts	$(18)	Cost of services and products sold	$(9)	Cost of services and products sold	$(6)
Cross currency interest rate swaps	(2,824)		—	Cost of services and products sold	(19,620)	(a)
	$(2,842)		$(9)		$(19,626)

Three Months Ended September 30, 2012:
Foreign currency forward exchange contracts	$(137)	Cost of services and products sold	$2		$—
Cross currency interest rate swaps	(865)		—	Cost of services and products sold	(17,485)	(a)
	$(1,002)		$2		$(17,485)
(a)  These gains (losses) offset foreign currency fluctuation effects on the debt principal.

(In thousands)	Amount of Gain (Loss)Recognized in Other Comprehensive Income (“OCI”) on Derivative - Effective Portion	Location of Gain (Loss) Reclassified from Accumulated OCI into Income - Effective Portion	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income - Effective Portion	Location of Gain (Loss) Recognized in Income on Derivative - Ineffective Portion and Amount Excluded from Effectiveness Testing	Amount of Gain (Loss) Recognized in Income on Derivative - Ineffective Portion and Amount Excluded from Effectiveness Testing
Nine Months Ended September 30, 2013:
Foreign currency forward exchange contracts	$(18)	Cost of services and products sold	$(9)	Cost of services and products sold	$(6)
Cross currency interest rate swaps	(3,057)		—	Cost of services and products sold	(2,749)	(a)
	$(3,075)		$(9)		$(2,755)

Nine Months Ended September 30, 2012:
Foreign currency forward exchange contracts	$(320)	Cost of services and products sold	$258		$—
Cross currency interest rate swaps	2,914		—	Cost of services and products sold	(8,740)	(a)
	$2,594		$258		$(8,740)
(a)  These gains (losses) offset foreign currency fluctuation effects on the debt principal.

Derivatives Not Designated as Hedging Instruments

	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative for the Three Months Ended September 30 (a)
(In thousands)		2013	2012
Foreign currency forward exchange contracts	Cost of services and products sold	$(5,076)	$(3,186)
(a)  These gains (losses) offset amounts recognized in cost of services and products sold principally as a result of intercompany or third party foreign currency exposures.

	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative for the Nine Months Ended September 30 (a)
(In thousands)		2013	2012
Foreign currency forward exchange contracts	Cost of services and products sold	$(7,125)	$(681)
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

The following tables summarize, by major currency, the contractual amounts of the Company’s foreign currency forward exchange contracts in U.S. dollars at September 30, 2013 and December 31, 2012.  The “Buy” amounts represent the U.S. dollar equivalent of commitments to purchase foreign currencies, and the “Sell” amounts represent the U.S. dollar equivalent of commitments to sell foreign currencies.  The recognized gains and losses offset amounts recognized in cost of services and products sold principally as a result of intercompany or third party foreign currency exposures.
Contracted Amounts of Foreign Currency Forward Exchange Contracts Outstanding at September 30, 2013:

(In thousands)	Type	U.S. Dollar Equivalent	Maturity	Recognized Gain (Loss)
British pounds sterling	Sell	$25,998	October 2013	$(534)
British pounds sterling	Buy	8,035	October 2013	50
Euros	Sell	184,091	October 2013 through January 2014	(1,870)
Euros	Buy	128,023	October 2103 through March 2014	170
Other currencies	Sell	5,590	October 2013 through July 2014	(16)
Other currencies	Buy	10,932	October 2013 through February 2014	(30)
Total		$362,669		$(2,230)
Contracted Amounts of Foreign Currency Forward Exchange Contracts Outstanding at December 31, 2012:

(In thousands)	Type	U.S. Dollar Equivalent	Maturity	Recognized Gain (Loss)
British pounds sterling	Sell	$—		$—
British pounds sterling	Buy	6,141	January 2013 through February 2013	58
Euros	Sell	264,234	January 2013 through March 2013	(1,082)
Euros	Buy	116,618	January 2013 through February 2013	187
Other currencies	Sell	2,811	January 2013 through March 2013	(15)
Other currencies	Buy	44,291	January 2013	(71)
Total		$434,095		$(923)

In addition to foreign currency forward exchange contracts, the Company designates certain loans as hedges of net investments in international subsidiaries.  The Company recorded pre-tax net losses of $4.9 million and $8.3 million during the three and nine months ended September 30, 2013, respectively, and pre-tax net losses of $1.9 million and $4.4 million during the three and nine months ended September 30, 2012, respectively, into Accumulated other comprehensive loss.
Cross Currency Interest Rate Swaps
The Company uses cross currency interest rate swaps in conjunction with certain debt issuances in order to secure a fixed local currency interest rate.  Under these cross currency interest rate swaps, the Company receives interest based on a fixed or floating U.S. dollar rate and pays interest on a fixed local currency rate based on the contractual amounts in dollars and the local currency, respectively.  The cross currency interest rate swaps are recorded on the Condensed Consolidated Balance Sheets at fair value, with changes in value attributed to the effect of the swaps’ interest spread recorded in Accumulated other comprehensive loss.  Changes in value attributed to the effect of foreign currency fluctuations are recorded in the statements of operations and offset currency fluctuation effects on the debt principal. The following table indicates the contractual amounts of the Company's cross currency interest rate swaps at September 30, 2013:

		Interest Rates
(In millions)	Contractual Amount	Receive	Pay
Maturing 2018	$250.0	Fixed U.S. dollar rate	Fixed euro rate
Maturing 2020	220.0	Fixed U.S. dollar rate	Fixed British pound sterling rate
Maturing 2013 through 2017	10.9	Floating U.S. dollar rate	Fixed rupee rate
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
The following table indicates the fair value hierarchy of the financial instruments of the Company at September 30, 2013 and December 31, 2012:
Level 2 Fair Value Measurements

(In thousands)	September 30 2013	December 31 2012
Assets
Foreign currency forward exchange contracts	$789	$853
Cross currency interest rate swaps	31,967	39,058
Liabilities
Foreign currency forward exchange contracts	3,019	1,775
Cross currency interest rate swaps	12,378	14,346
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
The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and short-term borrowings approximate fair value due to the short-term maturities of these assets and liabilities.  At September 30, 2013 and December 31, 2012, the total fair value of long-term debt, including current maturities, was $833.6 million and $1.0 billion, respectively, compared with a carrying value of $794.9 million and $1.0 billion at September 30, 2013 and December 31, 2012, respectively.  Fair values for debt are based on quoted market prices (Level 1) for the same or similar issues, or on the current rates offered to the Company for debt of the same remaining maturities.

13. Review of Operations by Segment

	Three Months Ended		Nine Months Ended
	September 30		September 30
(In thousands)	2013	2012	2013	2012
Revenues From Continuing Operations
Harsco Metals & Minerals	$335,705	$344,867	$1,009,175	$1,069,741
Harsco Infrastructure	242,569	229,287	709,800	701,829
Harsco Rail	66,424	91,423	216,636	239,098
Harsco Industrial	95,347	91,206	279,565	269,025
Total revenues from continuing operations	$740,045	$756,783	$2,215,176	$2,279,693

Operating Income (Loss) From Continuing Operations
Harsco Metals & Minerals	$23,036	$26,350	$66,857	$79,662
Harsco Infrastructure	(242,098)	(6,065)	(256,342)	(83,956)
Harsco Rail	8,063	13,906	27,554	35,272
Harsco Industrial	15,901	16,710	48,152	47,663
Corporate (a)	(13,279)	(506)	(17,966)	(6,294)
Total operating income (loss) from continuing operations	$(208,377)	$50,395	$(131,745)	$72,347

(a) The Corporate caption includes transactions costs associated with the Infrastructure transaction for the three and nine months ended September 30, 2013.

Reconciliation of Segment Operating Income to Income (Loss) From Continuing Operations Before Income Taxes and Equity Income

	Three Months Ended		Nine Months Ended
	September 30		September 30
(In thousands)	2013	2012	2013	2012
Segment operating income	$(195,098)	$50,901	$(113,779)	$78,641
General Corporate expense	(13,279)	(506)	(17,966)	(6,294)
Operating income (loss) from continuing operations	(208,377)	50,395	(131,745)	72,347
Interest income	388	1,449	1,624	3,005
Interest expense	(12,815)	(11,609)	(37,413)	(36,041)
Income (loss) from continuing operations before income taxes and equity income	$(220,804)	$40,235	$(167,534)	$39,311

14.   Other (Income) Expenses
This Condensed Consolidated Statements of Operations classification includes restructuring costs for employee termination benefit costs, product rationalization, and costs to exit activities; former CEO separation costs; net gains on the disposal of non-core assets; and currency translation adjustments recognized in earnings.

	Three Months Ended		Nine Months Ended
	September 30		September 30
(In thousands)	2013	2012	2013	2012
Restructuring Program costs (see Note 16)	$—	$8,454	$—	$73,563
Former CEO separation costs	—	—	—	4,125
Net gains	(563)	(2,736)	(5,132)	(3,958)
Currency translation adjustments recognized in earnings	—	(4,152)	—	(10,906)
Other (a)	335	817	7,290	2,527
Other (income) expenses	$(228)	$2,383	$2,158	$65,351
(a) Other includes employee termination benefit costs, impaired asset write-downs, and costs to exit activities that are not directly related to the restructuring programs detailed in Note 16, "Restructuring Programs."

15. Components of Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss is included on the Consolidated Statements of Stockholders' Equity. The components of Accumulated other comprehensive loss, net of the effect of income taxes, and activity for the nine months ended September 30, 2013 are as follows:

	Components of Accumulated Other Comprehensive Income (Loss) - Net of Tax
(In thousands)	Cumulative Foreign Exchange Translation Adjustments		Effective Portion of Derivatives Designated as Hedging Instruments		Cumulative Unrecognized Actuarial Losses on Pension Obligations		Unrealized Loss on Marketable Securities	Total
Balance at December 31, 2012	$62,308		$(8,139)		$(465,286)		$(51)	$(411,168)
Other comprehensive income (loss) before reclassifications	(33,877)	(a)	(2,166)	(b)	2,692	(a)	21	(33,330)
Amounts reclassified from accumulated other comprehensive loss	—		6		14,895		—	14,901
Total other comprehensive income (loss)	(33,877)		(2,160)		17,587		21	(18,429)
Less: Other comprehensive (income) loss attributable to noncontrolling interests	(152)		84		—		—	(68)
Other comprehensive income (loss) attributable to Harsco Corporation	(34,029)		(2,076)		17,587		21	(18,497)
Balance at September 30, 2013	$28,279		$(10,215)		$(447,699)		$(30)	$(429,665)
(a) Principally foreign currency fluctuation.
(b) Net change from periodic revaluations.

Amounts reclassified from accumulated other comprehensive loss for the three and nine months ended September 30, 2013 are as follows:

(In thousands)	Three Months Ended September 30 2013	Nine Months Ended September 30 2013		Affected Line Item in the Condensed Consolidated Statements of Operations

Amortization of defined benefit pension items (a):
Actuarial losses	$3,052	$9,353	(b)	Selling, general and administrative expenses
Actuarial losses	2,275	6,800	(b)	Cost of services and products sold
Prior-service costs	62	192	(b)	Selling, general and administrative expenses
Prior-service costs	61	187	(b)	Cost of services and products sold
Total before tax	5,450	16,532
Tax benefit	(523)	(1,637)
Total reclassification of defined benefit pension items, net of tax	$4,927	$14,895

Amortization of cash flow hedging instruments (a):
Foreign currency forward exchange contracts	$9	$9		Cost of services and products sold
Tax benefit	(3)	(3)
Total reclassification of cash flow hedging instruments	$6	$6
(a) Amounts in parentheses indicate credits to profit/loss.
(b) These accumulated other comprehensive loss components are included in the computation of net periodic pension costs. Please refer to Note 8, "Employee Benefit Plans," for additional details.

16.   Restructuring Programs
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
2011/2012 Restructuring Program
Under the 2011/2012 Restructuring Program, the Company optimized rental assets and sale inventories by removing non-core assets under an expanded product rationalization and branch structure reduction program undertaken in its Harsco Infrastructure Segment and optimized office structures and reduced global workforce in the Harsco Infrastructure and Harsco Metals & Minerals Segments. Benefits under this program, in the form of reduced costs when compared with 2011, are expected to be approximately $63 million for the full year of 2013. This represents an incremental $8 million in benefits under this program when compared with the benefits realized in 2012. As previously disclosed in the Company's Annual Reports on Form 10-K, the Company incurred approximately $101 million and $69 million in pre-tax charges under this program in calendar years 2011 and 2012, respectively. The restructuring accrual for the 2011/2012 Restructuring Program at September 30, 2013 and the activity for the nine months then ended are as follows:

(In thousands)	Accrual December 31 2012	Non-Cash Charges / Other Adjustments	Cash Expenditures	Foreign Currency Translation	Remaining Accrual September 30 2013
Harsco Infrastructure Segment
Employee termination benefit costs	$6,999	$(962)	$(4,880)	$(250)	$907
Cost to exit activities	9,000	(764)	(2,914)	(63)	5,259
Total Harsco Infrastructure Segment	15,999	(1,726)	(7,794)	(313)	6,166

Harsco Metals & Minerals Segment
Employee termination benefit costs	6,494	(473)	(4,318)	(59)	1,644
Cost to exit activities	499	—	(175)	6	330
Total Harsco Metals & Minerals Segment	6,993	(473)	(4,493)	(53)	1,974

Harsco Corporate
Employee termination benefit costs	13	2	(12)	—	3
Total	$23,005	$(2,197)	$(12,299)	$(366)	$8,143
Cash expenditures related to the remaining employee termination benefit costs accrual at September 30, 2013 are expected to be paid principally throughout the remainder of 2013 with approximately $6 million of exit activity costs for lease terminations expected to be paid over the remaining life of the leases.

Fourth Quarter 2010 Harsco Infrastructure Program
Under the Fourth Quarter 2010 Harsco Infrastructure Program, the Harsco Infrastructure Segment reduced its branch structure; consolidated and/or closed administrative office locations; reduced its global workforce; and rationalized its product lines. The restructuring accrual for the Fourth Quarter 2010 Harsco Infrastructure Program at September 30, 2013 and the activity for the nine months then ended are as follows:

(In thousands)	Accrual December 31 2012	Non-cash Charges / Other Adjustments	Cash Expenditures	Foreign Currency Translation	Remaining Accrual September 30 2013
Harsco Infrastructure Segment
Cost to exit activities	$6,791	$(449)	$(421)	$(3)	$5,918
Of the remaining accrual at September 30, 2013, $5.7 million relates to payment of multiemployer pension plan withdrawal liabilities and is expected to be paid through 2023 under contractual payment terms with the related plan administrators.  The remaining balance primarily relates to costs for lease terminations that are expected to be paid over the remaining life of the leases.

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
Factors that could cause actual results to differ, perhaps materially, from those implied by forward-looking statements include, but are not limited to: (1) changes in the worldwide business environment in which the Company operates, including general economic conditions; (2) changes in currency exchange rates, interest rates, commodity and fuel costs and capital costs; (3) changes in the performance of equity and bond markets that could affect, among other things, the valuation of the assets in the Company's pension plans and the accounting for pension assets, liabilities and expenses; (4) changes in governmental laws and regulations, including environmental, tax and import tariff standards; (5) market and competitive changes, including pricing pressures, market demand and acceptance for new products, services and technologies; (6) unforeseen business disruptions in one or more of the many countries in which the Company operates due to political instability, civil disobedience, armed hostilities, public health issues or other calamities; (7) the seasonal nature of the Company's business; (8) the Company's ability to successfully enter into new contracts and complete new acquisitions or strategic ventures in the timeframe contemplated, or at all; (9) the integration of the Company's strategic acquisitions; (10) the amount and timing of repurchases of the Company's common stock, if any; (11) the prolonged recovery in global financial and credit markets and economic conditions generally, which could result in the Company's customers curtailing development projects, construction, production and capital expenditures, which, in turn, could reduce the demand for the Company's products and services and, accordingly, the Company's revenues, margins and profitability; (12) the outcome of any disputes with customers; (13) the financial condition of the Company's customers, including the ability of customers (especially those that may be highly leveraged and those with inadequate liquidity) to maintain their credit availability; (14) the Company's ability to successfully implement and receive the expected benefits of cost-reduction and restructuring initiatives, including the achievement of expected cost savings in the expected time frame; (15) the Company's ability to successfully implement its strategic initiatives and portfolio optimization and the impact of such initiatives; (16) the ability and timing to consummate the strategic venture between the Company and Clayton, Dubilier & Rice ("CD&R") that was announced on September 16, 2013, including the ability and timing to obtain required regulatory approvals and satisfy other closing conditions; (17) the strategic venture's ability to promptly and effectively integrate the Company's Infrastructure business and the Brand Energy & Infrastructure Services business and realize the synergies contemplated by the potential transaction; (18) the Company's ability to realize cost savings from the divestiture of the Harsco Infrastructure Segment, as well as the transaction being accretive to earnings and improving operating margins and return on capital; (19) risk and uncertainty associated with intangible assets; and (20) other risk factors listed from time to time in the Company's SEC reports.  A further discussion of these, along with other potential risk factors, can be found in Part I, Item 1A, “Risk Factors,” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.  The Company cautions that these factors may not be exhaustive and that many of these factors are beyond the Company’s ability to control or predict.  Accordingly, forward-looking statements should not be relied upon as a prediction of actual results.  The Company undertakes no duty to update forward-looking statements except as may be required by law.

Executive Overview

	Three Months Ended
Revenues by Segment	September 30
(In millions)	2013	2012	Change	%
Harsco Metals & Minerals	$335.7	$344.9	$(9.2)	(2.7)%
Harsco Infrastructure	242.6	229.3	13.3	5.8
Harsco Rail	66.4	91.4	(25.0)	(27.3)
Harsco Industrial	95.3	91.2	4.1	4.5
Total revenues	$740.0	$756.8	$(16.7)	(2.2)%

	Nine Months Ended
Revenues by Segment	September 30
(In millions)	2013	2012	Change	%
Harsco Metals & Minerals	$1,009.2	$1,069.7	$(60.6)	(5.7)%
Harsco Infrastructure	709.8	701.8	8.0	1.1
Harsco Rail	216.6	239.1	(22.5)	(9.4)
Harsco Industrial	279.6	269.0	10.5	3.9
Total revenues	$2,215.2	$2,279.7	$(64.5)	(2.8)%

	Three Months Ended
Revenues by Region	September 30
(In millions)	2013	2012	Change	%
Western Europe	$279.4	$262.8	$16.7	6.3%
North America	271.5	300.1	(28.6)	(9.5)
Latin America (a)	80.4	79.9	0.5	0.6
Asia-Pacific	49.0	52.0	(3.0)	(5.8)
Middle East and Africa	36.9	38.0	(1.1)	(2.8)
Eastern Europe	22.8	24.0	(1.2)	(5.0)
Total revenues	$740.0	$756.8	$(16.7)	(2.2)%

(a) Includes Mexico.

	Nine Months Ended
Revenues by Region	September 30
(In millions)	2013	2012	Change	%
Western Europe	$816.6	$810.2	$6.4	0.8%
North America	833.1	880.2	(47.1)	(5.4)
Latin America (a)	241.9	247.7	(5.8)	(2.3)
Asia-Pacific	140.3	150.0	(9.7)	(6.5)
Middle East and Africa	121.6	115.6	6.0	5.2
Eastern Europe	61.7	75.9	(14.2)	(18.7)
Total revenues	$2,215.2	$2,279.7	$(64.5)	(2.8)%
(a) Includes Mexico.
Revenues for the Company during the third quarter and first nine months of 2013 were $740.0 million and $2.2 billion, respectively, compared with $756.8 million and $2.3 billion, respectively, in the third quarter and first nine months of 2012. Foreign currency translation decreased revenues by $4.6 million and $15.4 million, respectively, for the third quarter and first nine months of 2013 in comparison with the third quarter and first nine months of 2012.

	Three Months Ended
Operating Income (Loss) by Segment	September 30
(In millions)	2013	2012	Change	%
Harsco Metals & Minerals	$23.0	$26.4	$(3.3)	(12.6)%
Harsco Infrastructure	(242.1)	(6.1)	(236.0)	(3,891.7)
Harsco Rail	8.1	13.9	(5.8)	(42.0)
Harsco Industrial	15.9	16.7	(0.8)	(4.8)
Corporate (a)	(13.3)	(0.5)	(12.8)	(2,524.3)
Total operating income (loss)	$(208.4)	$50.4	$(258.8)	(513.5)%
 (a) The Corporate caption includes transactions costs associated with the Infrastructure transaction for the three and nine months ended September 30, 2013.

	Nine Months Ended
Operating Income (Loss) by Segment	September 30
(In millions)	2013	2012	Change	%
Harsco Metals & Minerals	$66.9	$79.7	$(12.8)	(16.1)%
Harsco Infrastructure	(256.3)	(84.0)	(172.4)	(205.3)
Harsco Rail	27.6	35.3	(7.7)	(21.9)
Harsco Industrial	48.2	47.7	0.5	1.0
Corporate (a)	(18.0)	(6.3)	(11.7)	(185.4)
Total operating income (loss)	$(131.7)	$72.3	$(204.1)	(282.1)%
 (a) The Corporate caption includes transactions costs associated with the Infrastructure transaction for the three and nine months ended September 30, 2013.

	Three Months Ended		Nine Months Ended
	September 30		September 30
Operating Margin by Segment	2013	2012	2013	2012
Harsco Metals & Minerals	6.9%	7.6%	6.6%	7.4%
Harsco Infrastructure	(99.8)	(2.6)	(36.1)	(12.0)
Harsco Rail	12.1	15.2	12.7	14.8
Harsco Industrial	16.7	18.3	17.2	17.7
Consolidated operating margin	(28.2)%	6.7%	(5.9)%	3.2%

On September 15, 2013, the Company entered into an agreement to sell the Company's Harsco Infrastructure Segment into a strategic venture with CD&R as part of a transaction that will combine the Harsco Infrastructure Segment with Brand Energy & Infrastructure Services, Inc., which CD&R is simultaneously acquiring (the "Infrastructure transaction"). Under the terms of the purchase agreement, the Company will contribute substantially all of the Company's equity interests in, and the assets of, the Harsco Infrastructure Segment in exchange for $300 million, subject to working capital and other adjustments, and an approximate 29% equity interest in the strategic venture. The Infrastructure transaction is anticipated to close during the fourth quarter of 2013, subject to certain customary conditions of closing.

As a result of the Infrastructure transaction, the Company recorded an estimated non-cash long-lived asset impairment charge and transactions costs of $253.7 million during the third quarter of 2013. The final non-cash long-lived asset impairment charge may differ, possibly materially, due to a number of factors including, but not limited to (i) the valuation of certain assets and liabilities being transferred to the strategic venture; (ii) final capital expenditure and working capital adjustments required under the purchase agreement; (iii) the recognition of cumulative translation amounts; and (iv) the finalization of current and deferred income tax amounts. The Company determined that the estimated non-cash long-lived asset impairment charge was necessary given the fair value of the consideration received in the Infrastructure transaction. The amount of the estimated non-cash long-lived asset impairment charge represents the Company's estimate of the difference between the current book value of the Harsco Infrastructure Segment, less costs to sell, and the sum of the cash consideration plus the estimated fair value of the Company's approximate 29% equity interest in the strategic venture. The estimated fair value of the equity interest was determined based on the expected future discounted cash flows of the strategic venture. See Note 1, "Summary of Significant Accounting Policies," to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2012 for additional information on the Company's policy on impairment of long-lived assets (other than goodwill).

The operating loss from continuing operations for the third quarter and first nine months of 2013 was $208.4 million and $131.7 million, respectively, compared with operating income from continuing operations of $50.4 million and $72.3 million, respectively, in the third quarter and first nine months of 2012.  The changes are primarily related to the $253.7 million estimated non-cash long-lived asset impairment charge and transaction costs associated with the Harsco Infrastructure Segment which were recorded during the third quarter of 2013. Additionally, the Harsco Metals & Minerals Segment experienced a reduction in customer steel production during the third quarter and first nine months of 2013 and the Harsco Rail Segment experienced decreased machine sales in the third quarter and first nine months of 2013. Partially offsetting these decreases are pre-tax restructuring program costs incurred in 2012 that were not repeated in 2013. These costs were $8.5 million and
$73.6 million in the third quarter and first nine months of 2012, respectively, principally in the Harsco Infrastructure Segment.

These changes in operating income (loss) from continuing operations were the primary drivers of the diluted loss per share from continuing operations for the third quarter and first nine months of 2013 of $2.89 and $2.49, respectively, compared with diluted earnings per share from continuing operations of $0.32 and $0.13 for the third quarter and first nine months of 2012, respectively.

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

Harsco Metals & Minerals Segment:

Significant Impacts on Revenues	Three Months Ended	Nine Months Ended
(In millions)	September 30, 2013	September 30, 2013
Revenues — 2012	$344.9	$1,069.7
Impact of exited underperforming contracts	(8.8)	(30.7)
Net increased (decreased) volume / price	3.8	(14.9)
Impact of foreign currency translation	(4.2)	(14.9)
Revenues — 2013	$335.7	$1,009.2

Significant Impacts on Operating Income:

•
Continuing lower global steel production was experienced in the steel mills services business.  Overall, steel production by customers under services contracts was down 1% in the third quarter and 5% for the first nine months of 2013 compared with the same periods in 2012, including the impact of exited underperforming contracts and an extended production outage at a large customer location in North America (currently expected to resume operation in the fourth quarter of 2013).

•	Continuing lower demand and pricing for by-product in North America.

•	Lower demand in the roofing granules business.

•	Nickel prices have decreased 17% in the third quarter and 14% in the first nine months of 2013 compared with the same periods in 2012.

•	Foreign currency translation did not significantly impact operating income in third quarter or first nine months of 2013 compared to the same periods in 2012.

Harsco Infrastructure Segment:

Significant Effects on Revenues	Three Months Ended	Nine Months Ended
(In millions)	September 30, 2013	September 30, 2013
Revenues — 2012	$229.3	$701.8
Impact of exited operations	—	(12.5)
Net increased volume / price	12.9	19.9
Effect of foreign currency translation	0.4	0.6
Revenues — 2013	$242.6	$709.8

Significant Impacts on Operating Income:

•
Operating income was negatively affected in third quarter 2013 by the estimated non-cash long-lived asset impairment charge of $241.3 million, partially offset by the a decrease in depreciation expense of $3.5 million associated with the reclassification of substantially all the assets of the Harsco Infrastructure Segment to Assets held-for-sale on the Condensed Consolidated Balance Sheet at September 30, 2013. Both adjustments were a result of the Infrastructure transaction, as described in Note 3, "Acquisitions and Dispositions," in Part I, Item I, Financial Statements.

•	Pre-tax restructuring program costs totaling $7.7 million and $71.7 million incurred in the third quarter and first nine months of 2012, respectively, were not repeated in 2013.

•
Improved volume for the third quarter and first nine months of 2013 compared with the same periods of 2012 in North America related to industrial services, partially offset in the United Kingdom and Benelux due to industrial services and overall market conditions in the Asia-Pacific region and Europe.

•
Foreign currency translation did not significantly impact the third quarter comparison of 2013 with 2012, but increased operating income by $1.3 million in the first nine months 2013 compared with the first nine months of 2012.

 Harsco Rail Segment:

Significant Impacts on Revenues	Three Months Ended	Nine Months Ended
(In millions)	September 30, 2013	September 30, 2013
Revenues — 2012	$91.4	$239.1
Net decreased volume	(24.6)	(21.4)
Impact of foreign currency translation	(0.4)	(1.1)
Revenues — 2013	$66.4	$216.6

Significant Impacts on Operating Income:

•
Operating income for the third quarter and first nine months of 2013 was impacted by decreases in machine sales primarily due to the completion of the large China Railway Corporation rail grinders order and a decrease in contract services, partially offset by strong parts sales compared with the same periods of 2012.

•	Foreign currency translation did not significantly impact operating income in the third quarter or first nine months of 2013 in comparison with 2012.

Harsco Industrial Segment:

Significant Effects on Revenues	Three Months Ended	Nine Months Ended
(In millions)	September 30, 2013	September 30, 2013
Revenues — 2012	$91.2	$269.0
Net increased volume	4.4	10.6
Effect of foreign currency translation	(0.3)	—
Revenues — 2013	$95.3	$279.6

Significant Effects on Operating Income:

•
Operating income for the third quarter and first nine months of 2013 compared with the same period of 2012 was favorably affected by improved demand for industrial grating products and industrial boilers coupled with year to date improvement from the Australian air cooled heat exchanger market.

Outlook, Trends and Strategies

In addition to items noted in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, the following significant items, risks, trends and strategies are expected to affect the Company for the remainder of 2013 and beyond:

•
Upon the close of the Infrastructure transaction, Harsco will receive approximately $300 million in cash, which will significantly strengthen the Company’s balance sheet and enable the Company to reallocate capital to higher-return opportunities. On a pro forma basis, Harsco expects the Infrastructure transaction to improve margins, be accretive to earnings in the first year after close and improve the Company’s return on capital. The Company believes there are a number of organic growth and bolt-on acquisition opportunities to create differential value and generate improved returns and growth.

•
Upon closing of the Infrastructure transaction, the Company's 29% equity interest in the strategic venture will be accounted for under the equity method of accounting as prescribed by accounting principles generally accepted in the United States of America ("U.S. GAAP").

•
Management will continue to be very selective and disciplined in allocating capital, choosing projects with the highest EVA potential and return on capital employed. The Company expects capital expenditures in 2013 to be in line with capital expenditures in 2012.

•
The Company expects its effective income tax rate to approximate 34% for the full year 2013, excluding any tax effects attributable to the Infrastructure transaction. This modest increase from historical levels is due to losses from operations in certain jurisdictions where tax benefits will not be able to be recognized, as well as the geographic mix of income. Going forward, there may be some variability in the reported tax rate from quarter-to-quarter depending on the actual geographic mix of earnings.

Harsco Metals & Minerals Segment:

•
The Metals & Minerals Segment continues to be impacted by the overall weak economic climate in the global steel industry, particularly in developed markets. The Segment has been impacted by lower prices and lower demand for its recycled by-products, as well as lower steel production by its customers. Total customer steel production has declined year-over-year in recent quarters, including an extended production outage at a large customer location in North America (currently expected to resume operation in the fourth quarter of 2013). This decline was 1% in the third quarter of 2013 compared with the third quarter of 2012, and a decline of 5% in the first nine months of 2013 compared with the first nine months of 2012. Market forecasts are weak for the remainder of 2013.

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

•
Another example of the Company's longer-term strategy is the July 2013 announcement of a new 15-year slag management and metal recovery services contract with Essar Steel India Limited, one of India's largest steel producers and exporters. This is the third major contract announcement in India during the current year following new contracts with JSW Steel, a leading private sector steel producer and Jindal Stainless Limited, India's largest stainless steel producer. Combined with other ongoing contracts, this Segment's portfolio of business in the Indian steel sector now totals more than $500 million in projected future revenues over the next 10 to 15 years.

•
As the Company has disclosed previously, one of the Company’s large steel mill customers in Europe has filed for receivership.  The Company has approximately $11 million of receivables with this customer.  Based on current facts and circumstances, the Company has determined that there is no probable and estimable loss associated with these receivables, and therefore no reserves have been established for this matter.  The situation with this customer is fluid, and the Company continues to monitor this matter closely.  Should there be an adverse change in facts and circumstances, it may be necessary to establish a reserve in the future, which would result in a charge against income in future periods.

Harsco Infrastructure Segment:

•
The Company expects the Harsco Infrastructure Segment to realize a year-over-year decrease in operating performance due to continued challenges in key end markets, particularly in the European economies and, to a lesser extent, impacts from low commodity prices on activities in locations such as Australia.

•	The Harsco Infrastructure Segment continues to focus on driving sales performance and continuing activities to improve efficiencies in yard, asset and project management.

•
The Infrastructure transaction is anticipated to close during the fourth quarter of 2013, subject to certain customary conditions of closing. Upon closing of the Infrastructure transaction, the Company's 29% equity interest in the strategic venture will be accounted for under the equity method of accounting as prescribed by U.S. GAAP.

Harsco Rail Segment:

•
The short-term outlook for this business is unfavorably impacted by the timing of shipments for its large China Railway Corporation rail grinder orders, which were mostly completed during the first quarter of 2013. Compared with 2012, revenues for this Segment are expected to decline approximately $55 million in 2013 largely due to the completion of the China Railway Corporation order. The success in China has been leveraged to secure several new orders in other geographies, as well as with multiple metro systems in China; however, none of the individual orders are as large as the China Railway Corporation order. These challenges are partially offset by strength in this Segment's part sales.

•
Due to dynamics in the North American contract services market served by this Segment, certain rail grinders are idle. Additional opportunities for use of these rail grinders is actively being pursued. While no long-lived asset impairment was necessary as of September 30, 2013, this Segment may be required to record a long-lived asset impairment charge in the future to the extent it cannot generate future undiscounted cash flows at a level sufficient to recover the net book value of the long-lived assets. The net book value of the related long-lived assets was $13.1 million as of

September 30, 2013.

•
The longer-term outlook for this Segment continues to be favorable. The global demand for railway maintenance-of-way equipment, parts, and services continues to be strong, giving positive indication of further opportunities for this Segment.

Harsco Industrial Segment:

•
The Harsco Industrial Segment is expecting another year of consistent performance with slight growth for revenue and operating income in 2013, and will continue to focus on product innovation and development to drive strategic growth in its businesses.

•
Overall, the Segment's markets are stable with steady demand for air-cooled heat exchangers. Improvement is expected in the industrial boilers market for the heat transfer products business, as well as for industrial grating.

Results of Operations

	Three Months Ended		Nine Months Ended
	September 30		September 30
(In millions, except per share amounts)	2013	2012	2013	2012
Revenues from continuing operations	$740.0	$756.8	$2,215.2	$2,279.7
Cost of services and products sold	567.9	580.0	1,709.3	1,758.4
Selling, general and administrative expenses	124.0	121.9	374.3	376.7
Long-lived asset impairment charge and transaction costs	253.7	—	253.7	—
Other (income) expenses	(0.2)	2.4	2.2	65.4
Operating income (loss) from continuing operations	(208.4)	50.4	(131.7)	72.3
Interest expense	(12.8)	(11.6)	(37.4)	(36.0)
Income tax expense from continuing operations	(10.8)	(13.5)	(27.3)	(28.5)
Income (loss) from continuing operations	(231.2)	26.9	(193.8)	11.3
Diluted earnings (loss) per common share from continuing operations attributable to Harsco Corporation common stockholders	(2.89)	0.32	(2.49)	0.13
Effective income tax rate for continuing operations	(4.9)%	33.7%	(16.3)%	72.5%

Comparative Analysis of Consolidated Results

Revenues
Revenues for the third quarter of 2013 decreased $16.7 million or 2.2% from the third quarter of 2012.  Revenues for the first nine months of 2013 decreased $64.5 million or 2.8% from the first nine months of 2012. Changes in revenues for the periods presented were attributable to the following significant items:

Change in Revenues — 2013 vs. 2012	Three Months Ended	Nine Months Ended
(In millions)	September 30, 2013	September 30, 2013
Net decreased revenues in the Harsco Metals & Minerals Segment, primarily reflecting lower production by customers and reductions of $8.8 million and $30.7 million, for the three and nine months ended September 30, 2013, respectively, due to the exit from underperforming contracts.	$(5.0)	$(45.7)
Net decreased revenues in the Harsco Rail Segment due principally to the timing and mix of equipment deliveries and decreased service volume, partially offset by strong parts sales.	(24.6)	(21.4)
Impact of foreign currency translation.	(4.4)	(15.4)
Net increased revenues in the Harsco Infrastructure Segment reflecting increasing activity in erection/dismantling services in the three month comparison and increasing rentals and erection/dismantling services activity, partially offset by decreases related to exited operations in certain countries in 2012 in the nine month comparison.	12.9	7.4
Net increased revenues in the Harsco Industrial Segment, reflecting improving customer demand for industrial grating products, air-cooled heat exchangers, and industrial boilers.	4.4	10.6
Total change in revenues — 2013 vs. 2012	$(16.7)	$(64.5)

Cost of Services and Products Sold
Cost of services and products sold for the third quarter of 2013 decreased $12.1 million or 2.1% from the third quarter of 2012.  Cost of services and products sold for the first nine months of 2013 decreased $49.1 million or 2.8% from the first nine months of 2012. Changes in cost of services and products sold for the periods presented were attributable to the following significant items:

Change in Cost of Services and Products Sold — 2013 vs. 2012	Three Months Ended	Nine Months Ended
(In millions)	September 30, 2013	September 30, 2013
Decreased costs due to changes in revenues (exclusive of the effect of foreign currency translation, and including the effect of restructuring program savings and the impact of fluctuations in commodity costs included in selling prices).	$(11.4)	$(31.0)
Impact related to exited operations in certain countries in 2012 in the Harsco Infrastructure Segment.	—	(12.1)
Impact of foreign currency translation.	(3.9)	(13.9)
Other	3.2	7.9
Total change in cost of services and products sold — 2013 vs. 2012	$(12.1)	$(49.1)

Selling, General and Administrative Expenses
Selling, general and administrative expenses for the third quarter of 2013 increased $2.1 million or 1.8% from the third quarter of 2012.  The increase was primarily related to increased professional fees. Selling, general and administrative expenses for the first nine months of 2013 decreased $2.3 million or 0.6% from the first nine months of 2012. The decrease was primarily related to decreased compensation costs partially offset by increased professional fees.

Long-lived Asset Impairment Charge and Transaction Costs
As a result of the Infrastructure transaction, the Company recorded an estimated non-cash long-lived asset impairment charge of $241.3 million, which was recognized during the third quarter of 2013. The final non-cash long-lived asset impairment charge may differ due to a number of factors including, but not limited to (i) the valuation of certain assets and liabilities being transferred to the strategic venture; (ii) final capital expenditure and working capital adjustments required under the purchase agreement; (iii) the recognition of cumulative translation amounts; and (iv) the finalization of current and deferred income tax amounts. The Company determined that the estimated non-cash long-lived asset impairment charge was necessary given the fair value of the consideration received in the Infrastructure transaction. The amount of the estimated non-cash long-lived asset impairment charge represents the Company's estimate of the difference between the current book value of the Harsco Infrastructure Segment, less costs to sell, and the sum of the cash consideration plus the estimated fair value of the Company's approximate 29% equity interest in the strategic venture. The estimated fair value of the equity interest was determined based on the expected future discounted cash flows of the strategic venture. See Note 1, "Summary of Significant Accounting Policies," to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2012 for additional information on the Company's policy on impairment of long-lived assets (other than goodwill).

Additionally, the Company incurred $12.4 million in transaction costs during the three months ended September 30, 2013 in conjunction with the Infrastructure transaction which are included in this caption.

Other (Income) Expenses
This income statement classification includes; restructuring costs for employee termination benefit costs, product rationalization and costs to exit activities; former CEO separation costs; net gains on the disposal of non-core assets; currency translation adjustments recognized in earnings; and business combination accounting adjustments for contingent consideration related to acquisitions by the Company. The most significant change in Other expenses relates to net gains on the disposal of non-core assets. Additional information on Other expenses is included in Note 14, “Other (Income) Expenses,” in Part I, Item 1, Financial Statements.

	Three Months Ended		Nine Months Ended
	September 30		September 30
(In thousands)	2013	2012	2013	2012
Restructuring Program costs (see Note 16)	$—	$8,454	$—	$73,563
Former CEO separation costs	—	—	—	4,125
Net gains	(563)	(2,736)	(5,132)	(3,958)
Currency translation adjustments recognized in earnings	—	(4,152)	—	(10,906)
Other (a)	335	817	7,290	2,527
Other (income) expenses	$(228)	$2,383	$2,158	$65,351
(a) Other includes employee termination benefit costs, impaired asset write-downs, and costs to exit activities that are not directly related to the restructuring programs detailed in Note 16, "Restructuring Programs."

Interest Expense
Interest expense in 2013 increased $1.2 million and $1.4 million from the third quarter and first nine months of 2012, respectively.  The increase in the third quarter and first nine months of 2013 compared with the same periods of 2012 reflects interest expense on higher net borrowings outstanding under the Company's Amended and Restated Five-Year Credit Agreement (as amended, the "Credit Agreement").

Income Tax Expense
Income tax expense from continuing operations decreased primarily due to the estimated non-cash long-lived asset impairment charge recorded as part of the Infrastructure transaction for the three and nine months ended September 30, 2013 compared with the three and nine months ended September 30, 2012. This decrease was partially offset by the valuation allowances recorded against deferred tax assets within certain foreign jurisdictions that the Harsco Infrastructure Segment operates and for the expected tax costs of cash repatriation from the Infrastructure transaction.

The effective income tax rate related to continuing operations for the three and nine months ended September 30, 2013 was (4.9)% and (16.3)%, respectively. The effective income tax rate related to continuing operations for the three and nine months ended September 30, 2012 was 33.7% and 72.5%, respectively. The effective income tax rate changed between 2012 and 2013 primarily due to the jurisdictional mix of the estimated non-cash long-lived asset impairment charge on the Infrastructure transaction compared with restructuring charges recorded during 2012, tax expense recorded for valuation allowances on deferred tax assets within certain foreign jurisdictions that the Harsco Infrastructure Segment operates, and for the expected tax costs of cash repatriation from the Infrastructure transaction.

Income (Loss) from Continuing Operations
The loss from continuing operations was $231.2 million in the third quarter of 2013 compared with the $26.9 million income from continuing operations in the third quarter of 2012. The loss from continuing operations was $193.8 million in the first nine months of 2013 compared with the $11.3 million income from continuing operations in the first nine months of 2012. The changes are primarily related to the $253.7 million estimated non-cash long-lived asset impairment charge and transaction costs associated with the Infrastructure transaction which was recorded during the third quarter of 2013. Additionally, the Harsco Metals & Minerals Segment experience lower volumes during the third quarter and first nine months of 2013 and the Harsco Rail Segment experienced decreased machine sales in the third quarter and first nine months of 2013. Partially offsetting these decreases are pre-tax restructuring program costs incurred in 2012 that were not repeated in 2013. These costs were
$8.5 million and $73.6 million in the third quarter and first nine months of 2012, respectively, principally in the Harsco Infrastructure Segment.

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
During the first nine months of 2013, the Company’s operations provided $164.1 million in operating cash flow, an increase from the $111.4 million provided in the first nine months of 2012.  Approximately $13 million of operating cash was disbursed in the first nine months of 2013 for restructuring program costs, which are described in Note 16, "Restructuring Programs," in Part I, Item I, Financial Statements, compared with approximately $69 million of operating cash disbursed in the first nine months of 2012.  In the first nine months of 2013, the Company invested $181.7 million in capital expenditures, mostly for the Harsco Metals & Minerals Segment (approximately 50% of the total capital expenditures were for revenue-growth projects), compared with $172.8 million invested in the first nine months of 2012.  The Company paid $49.7 million in common stock dividends in the first nine months of 2013 compared with $49.5 million in the first nine months of 2012.
The Company’s net cash borrowings increased by $81.4 million in the first nine months of 2013, primarily to fund capital expenditures, principally in the Harsco Metals & Minerals Segment.  During mid-September 2013, the Company entered into an additional amendment to the Company's Credit Agreement. In addition to certain administrative and conforming modifications, the amendment replaced the total consolidated debt to total consolidated capital ratio covenant of the Credit Agreement with a total consolidated debt to consolidated earnings before interest, taxes, depreciation and amortization ("EBITDA") ratio covenant, which is not to exceed 3.50 to 1.00. The Company’s total consolidated debt to consolidated EBITDA ratio was 2.60 to 1.00 at September 30, 2013.
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
The Company also generated $16.9 million and $42.9 million in cash from asset sales in the first nine months of 2013 and 2012, respectively. Asset sales are a normal part of the Company's business model, primarily for the Harsco Infrastructure and Harsco Metals & Minerals Segments.
Sources and Uses of Cash
The Company’s principal sources of liquidity are cash from operations and borrowings under its Credit Agreement, augmented by cash proceeds from asset sales.  The primary drivers of the Company’s cash flow from operations are the Company’s revenues and income.  The Company’s long-term Harsco Metals & Minerals Segment contracts provide predictable cash flows for the near-term years.  Cash returns on capital investments made in prior years, for which limited cash is currently required, are a significant source of cash from operations.  Depreciation expense related to these investments is a non-cash charge.
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

Resources available for cash requirements for operations and growth initiatives
In addition to utilizing cash from operations and cash proceeds from asset sales, the Company has bank credit facilities available throughout the world. Public markets are also accessed through discrete-term note issuance to investors.  The Company also utilizes capital leases to finance the acquisition of certain equipment when appropriate which allows the Company to minimize capital expenditures. The Company expects to continue to utilize all these sources to meet its future cash requirements for operations and growth initiatives.
The following table illustrates available credit at September 30, 2013:

	September 30, 2013
(In millions)	Facility Limit	Outstanding Balance	Available Credit
Multi-year revolving credit agreement (a U.S.-based program)	$525.0	$302.0	$223.0

At September 30, 2013 and December 31, 2012, the Company had $302.0 million and $89.5 million, respectively, of commercial paper and Credit Agreement borrowings outstanding. At September 30, 2013, $266.0 million was classified as short-term borrowings and $36.0 million was classified as long-term borrowings in the Condensed Consolidated Balance Sheets. At December 31, 2012, all such balances were classified as long-term borrowings in the Condensed Consolidated Balance Sheets. Classification of such balances is based on the Company's ability and intent to repay such amounts over the subsequent twelve months, as well as the Company's current intent and ability to borrow for a period longer than a year. To the extent the Company expects to repay any amounts within the subsequent twelve months, the amounts are classified as short-term borrowings. Upon the close of the Infrastructure transaction, Harsco will receive approximately $300 million, subject to working capital and other adjustments, in cash, which will significantly strengthen the Company’s balance sheet and enable the Company to reallocate capital to higher-return opportunities.

During the third quarter of 2013, the Company's U.S. commercial program paper was canceled. Additionally, the Company retired the $150.0 million aggregate principal amount of 5.125% notes, due September 15, 2013, at maturity using borrowings under the Company's Credit Agreement.

Credit Ratings and Outlook
The following table summarizes the Company’s current debt ratings:

Rating Agency	Long-term Notes	Watch / Outlook
Standard & Poor’s (S&P)	BBB-	Negative Watch
Moody’s	Ba1	Stable Outlook
Fitch	BBB-	Negative Outlook

In September 2013, S&P reaffirmed the Company's BBB- long-term rating while placing the Company on negative watch, Moody's reaffirmed the Company's Ba1 long-term rating and stable outlook while Fitch reaffirmed the Company's BBB- long-term rating and negative outlook. These rating agency actions resulted from reviews initiated upon the announcement of the Infrastructure transaction.
Any future downgrades to the Company’s credit ratings may increase borrowing costs to the Company, while an improvement in the Company’s credit ratings may decrease such costs.  However, any future downgrades in the Company’s credit ratings will not reduce availability under the Company's Credit Agreement.

Working Capital Position
Changes in the Company’s working capital are reflected in the following table:

(Dollars in millions)	September 30 2013	December 31 2012	Increase (Decrease)
Current Assets
Cash and cash equivalents	$115.8	$95.3	$20.6
Trade accounts receivable, net	354.1	600.3	(246.1)
Other receivables	29.6	39.8	(10.2)
Inventories	176.8	236.5	(59.7)
Assets held-for-sale	715.0	2.4	712.6
Other current assets	74.2	92.2	(17.9)
Total current assets	1,465.6	1,066.4	399.1
Current Liabilities
Short-term borrowings and current maturities	281.6	11.8	269.8
Accounts payable	196.5	221.5	(24.9)
Accrued compensation	53.8	94.4	(40.6)
Income taxes payable	1.5	10.1	(8.6)
Liabilities of assets held-for-sale	218.0	—	218.0
Other current liabilities	208.9	299.8	(90.8)
Total current liabilities	960.5	637.6	322.9
Working Capital	$505.1	$428.9	$76.3
Current Ratio (a)	1.5	1.7

(a)          Calculated as Total current assets divided by Total current liabilities
The net $76.3 million increase in working capital for the first nine months of 2013 is due primarily to the following factors:

•
In connection with the Infrastructure transaction, the Company has reflected substantially all assets and liabilities of the Harsco Infrastructure Segment as Assets held-for-sale and Liabilities of assets held-for-sale, respectively, on the Condensed Consolidated Balance Sheets at September 30, 2013. This reclassification resulted in a net increase to working capital of approximately $284 million; and

•
This increase was partially offset by the reclassification from Long-term debt to Short-term borrowings of approximately $266 million at September 30, 2013, as certain amounts outstanding under the Company's Credit Agreement are expected to be repaid with the cash proceeds from the Infrastructure transaction.

Additional factors affecting working capital for the first nine months of 2013 were as follows:

•
Working capital was positively affected by an increase in Trade accounts receivable, net primarily due to the timing of collections (excluding the Harsco Infrastructure Segment which is now classified as Assets held-for-sale) and increased sales in the Harsco Industrial Segment;

•
Working capital was positively affected by a decrease in Other current liabilities primarily due to a decrease in customer advances in the Harsco Rail Segment due to the delivery of certain machines; and

•
Working capital was negatively impacted by an increase in Accounts payable primarily due to the timing of payments across all segments (excluding the Harsco Infrastructure Segment which is now classified as Liabilities of assets held-for-sale).

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

Cash Flow Summary
The Company’s cash flows from operating, investing and financing activities, as reflected in the Condensed Consolidated Statements of Cash Flows, are summarized in the following table:

	Nine Months Ended
	September 30
(In millions)	2013	2012
Net cash provided (used) by:
Operating activities	$164.1	$111.4
Investing activities	(172.6)	(129.9)
Financing activities	33.3	12.6
Impact of exchange rate changes on cash	(4.3)	(1.5)
Net change in cash and cash equivalents	$20.6	$(7.4)

Cash Provided by Operating Activities — Net cash provided by operating activities in the first nine months of 2013 was $164.1 million, an increase of $52.7 million from the first nine months of 2012.  The increase is primarily attributable to higher net income (excluding the estimated non-cash long-lived asset impairment charge), a reduction in restructuring payments and the timing of accounts payable disbursements, partially offset by the timing of accounts receivable collections.
Included in the Cash flows from operating activities section of the Condensed Consolidated Statement of Cash Flows is the caption Other assets and liabilities. For the nine months ended September 30, 2013 and 2012, decreases in this line item were $57.2 million and $34.7 million, respectively. A summary of the major components of this caption for the periods presented is as follows:

	Nine Months Ended
	September 30
(In millions)	2013	2012
Net cash provided by (used in):
Change in net defined benefit pension liabilities	$(13.3)	$(10.6)
Change in advance on contracts from customers	(17.5)	(35.2)
Change in prepaid expenses	(6.4)	20.1
Change in accrued taxes	(13.1)	(0.4)
Other	(6.9)	(8.6)
Total	$(57.2)	$(34.7)
Cash Used by Investing Activities — Net cash used in investing activities in the first nine months of 2013 was $172.6 million, an increase of $42.6 million from the first nine months of 2012.  The increase was primarily due to approximately $25.9 million in reduced cash proceeds from sales of assets and an increase of approximately $8.9 million in capital expenditures.
Cash Provided by Financing Activities — Net cash provided by financing activities in the first nine months of 2013 was $33.3 million, an increase of $20.7 million from the first nine months of 2012.  The change was primarily due to an increase in year-over-year net cash borrowings.
Debt Covenants
During mid-September 2013, the Company entered into an additional amendment to the Company's Credit Agreement. In addition to certain administrative and conforming modifications, the amendment replaced the total consolidated debt to total consolidated capital ratio covenant of the Credit Agreement with a total consolidated debt to consolidated EBITDA ratio covenant, which is not to exceed 3.50 to 1.00.

Additionally, the Credit Agreement contains covenants that limit the proportion of subsidiary consolidated indebtedness to a maximum of 10% of consolidated tangible assets and a minimum total consolidated EBITDA to consolidated interest charges ratio of 3.00 to 1.00. The Company’s 5.75% and 2.70% notes include covenants that require the Company to offer to repurchase the notes at 101% of par in the event of a change of control of the Company or disposition of substantially all of the Company’s assets in combination with a downgrade in the Company’s credit rating to non-investment grade.  At
September 30, 2013, the Company was in compliance with these covenants as the proportion of subsidiary consolidated indebtedness to consolidated tangible assets was 3.3%, the total consolidated debt to consolidated EBITDA ratio was 2.60 to 1.00 and total consolidated EBITDA to consolidated interest charges of 8.70 to 1.00. Based on balances at September 30, 2013, the Company could increase borrowings by $383.0 million and still be in compliance with its debt covenants.  Alternatively, keeping all other factors constant, the Company's EBITDA could decrease by $109.4 million and the Company would still be within its covenants. The Company expects to continue to be in compliance with these debt covenants for at least the next twelve months.

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

At September 30, 2013, the Company's consolidated cash and cash equivalents included approximately $109 million held by non-U.S. subsidiaries. At September 30, 2013, less than 10% of the Company's consolidated cash and cash equivalents had regulatory restrictions that would preclude the transfer of funds with and among subsidiaries. The cash and cash equivalents held by non-U.S. subsidiaries also included approximately $41 million held in consolidated strategic ventures. The strategic venture agreements may require strategic venture partner approval to transfer funds with and among subsidiaries. While the Company's remaining non-U.S. cash and cash equivalents can be transferred with and among subsidiaries, the majority of these non-U.S. cash balances will be used to support the on-going working capital needs and continued growth of the Company's non-U.S. operations.
The Company plans to continue its strategy of targeted, prudent investing for strategic purposes for the foreseeable future and to make more efficient use of existing investments.  The long-term goal of this strategy is to create stockholder value by improving the Company’s EVA.  Under this program, the Company evaluates strategic investments based upon the investment’s economic profit.  EVA equals after-tax operating profits less a charge for the use of the capital employed to create those profits.  Therefore, value is created when a project or initiative produces a return above the risk-adjusted local country cost of capital.  In the first nine months of 2013, EVA was lower than the first nine months of 2012.
The Company currently expects to continue paying dividends to stockholders.  In October 2013, the Company declared its 255th consecutive quarterly cash dividends, payable in February 2014.
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

ITEM 4.        CONTROLS AND PROCEDURES

Based on the evaluation required by Securities Exchange Act Rules 13a-15(b) and 15d-15(b), the Company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of disclosure controls and procedures, as defined in Securities Exchange Act Rules 15a-15(e) and 15d-15(e), as of September 30, 2013.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of September 30, 2013.  There have been no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting during the third quarter of 2013.

PART II — OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS
Information on legal proceedings is included in Note 10, “Commitments and Contingencies,” in Part I, Item 1, Financial Statements.
ITEM 1A.     RISK FACTORS
The Company's risk factors as of September 30, 2013 have not changed materially from those described in Part 1, Item 1A, “Risk Factors,” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

HARSCO CORPORATION
(Registrant)

DATE	November 7, 2013	/s/ F. NICHOLAS GRASBERGER, III
F. Nicholas Grasberger, III
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

DATE	November 7, 2013	/s/ BARRY E. MALAMUD
Barry E. Malamud
Vice President and Corporate Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
2.1*
Purchase Agreement, dated as of September 15, 2013, by and among Harsco Corporation, on behalf of itself and the other sellers named therein, Bullseye, Inc., on behalf of itself and the other buyers named therein, Bullseye Investors, Inc. and CD&R Bullseye Holdings, L.P.

10.1
Amendment No. 1, dated September 12, 2013, to the Amended and Restated Five-Year Credit Agreement, dated March 2, 2012, among Harsco Corporation, the lenders named therein, Citibank, N.A., as administrative agent, RBS Securities Inc., as syndication agent, and the Bank of Tokyo-Mitsubishi UFJ, Ltd., HSBC Bank USA, National Association, ING Bank N.V., Dublin Branch, JPMorgan Chase Bank, N.A. and Lloyds TSB Bank PLC, as documentation agents.

10.2	Retention and Severance Agreement, made as of October 27, 2013, by and between Harsco Corporation and Mark Kimmel.
31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).
31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).
32	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer).
101
The following financial statements from Harsco Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, filed with the Securities and Exchange Commission on November 7, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss); (iv) the Condensed Consolidated Statements of Cash Flows; (v) the Condensed Consolidated Statements of Equity; and (vi) the Notes to Condensed Consolidated Financial Statements.

*The registrant has omitted certain immaterial schedules and exhibits to this exhibit pursuant to the provisions of Regulation S-K, Item 601(b)(2). The registrant will furnish a copy of any of the omitted schedules and exhibits to the Securities and Exchange Commission upon request.