Form 10-K
period 2013-12-31
HARSCO CORP
filed 2014-02-27
CIK 45876

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
The aggregate market value of the Company's voting stock held by non-affiliates of the Company as of June 28, 2013 was $1,870,628,000.
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

Class	Outstanding at January 31, 2014
Common stock, par value $1.25 per share	80,678,997
DOCUMENTS INCORPORATED BY REFERENCE
Selected portions of the 2014 Proxy Statement are incorporated by reference into Part III of this Report.

HARSCO CORPORATION
FORM 10-K

PART I
Item 1.    Business.

(a)	General Development of Business
Harsco Corporation (the "Company") is a diversified, multinational provider of industrial services and engineered products serving global industries that are fundamental to worldwide economic growth and infrastructure development. The Company's operations fall into four reportable segments: Harsco Metals & Minerals, Harsco Infrastructure, Harsco Rail and Harsco Industrial. The Company has locations in approximately 35 countries, including the United States. The Company was incorporated in 1956.
On November 26, 2013, the Company consummated the previously announced transaction to sell the Company’s Harsco Infrastructure Segment into a strategic venture with Clayton, Dubilier & Rice (“CD&R”) as part of a transaction that combines the Harsco Infrastructure Segment with Brand Energy & Infrastructure Services, Inc., which CD&R simultaneously acquired (the “Infrastructure transaction”). The Company has contributed substantially all of the Company’s equity interests in, and the net assets of, the Harsco Infrastructure Segment to the strategic venture in exchange for approximately $300 million in cash, subject to working capital and other adjustments, and an approximate 29% equity interest in the resulting entity (the "Infrastructure strategic venture" or "Brand"). The Company’s equity interest in the Infrastructure strategic venture will be accounted for under the equity method of accounting as prescribed by accounting principles generally accepted in the United States of America ("U.S. GAAP"). Please see Note 1, Summary of Significant Accounting Policies, and Note 5, Equity Method Investments, to the Consolidated Financial Statements under Part II, Item 8, "Financial Statements and Supplementary Data" for additional information on equity method investments.
The Company's executive offices are located at 350 Poplar Church Road, Camp Hill, Pennsylvania 17011 and the Company's main telephone number is (717) 763-7064. The public may read and copy any material the Company files with the Securities and Exchange Commission ("SEC") at their Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The Company's Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to such reports filed with or furnished to the SEC under Sections 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge on the SEC's Internet website at www.sec.gov and on the Company's Internet website at www.harsco.com as soon as reasonably practicable after such reports are electronically filed with the SEC. The information posted on the Company's website is not incorporated into the Company's SEC filings.
The Company's principal lines of business and related principal business drivers are as follows:

Principal Lines of Business		Principal Business Drivers
•	Outsourced, on-site services to steel mills and other metals producers and resource recovery technologies for the re-use of industrial waste stream by-products	•	Global metals production and capacity utilization
		•	Outsourcing of services by metals producers
		•	Demand for high-value specialty steel and ferro alloys
		•	Demand for environmental solutions for metals and minerals waste streams
•	Industrial abrasives and roofing granules	•	Industrial and infrastructure surface preparation and restoration
		•	Residential roofing shingles
•	Engineered scaffolding, concrete forming and shoring, and other access-related services, rentals and sales (a)	•	Demand for infrastructure and non-residential construction
		•	Industrial plant maintenance requirements
•	Railway track maintenance services and equipment	•	Global railway track maintenance-of-way capital spending
		•	Outsourcing of track maintenance and new track construction by railroads
•	Industrial grating products	•	Industrial plant and warehouse construction and expansion
		•	Off-shore drilling and new rig construction
•	Air-cooled heat exchangers	•	Demand for natural gas processing and compression
•	Heat transfer products	•	Demand for commercial and institutional boilers and water heaters
(a) The Engineered scaffolding, concrete forming and shoring, and other access-related services, rentals and sales product group is associated with the Harsco Infrastructure Segment, which was disposed of as part of the Infrastructure transaction. See Note 3, Acquisitions and Dispositions, to the Consolidated Financial Statements under Part II, Item 8, "Financial Statements and Supplementary Data," for additional information on the Infrastructure transaction.

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
In 2013, 2012 and 2011, the United States contributed total revenues of $1.0 billion, $1.1 billion and $1.1 billion, equal to 35%, 36% and 33% of total revenues, respectively. The Company's euro-currency countries contributed total revenues of $0.7 billion, $0.8 billion and $0.8 billion, equal to 25% of total revenues each year in 2013, 2012 and 2011, respectively. The United Kingdom contributed total revenues of $0.4 billion, $0.3 billion and $0.4 billion in 2013, 2012 and 2011, equal to 12%, 11% and 12% of total revenues, respectively. One customer, ArcelorMittal, represented approximately 9% of the Company's revenues during 2013, 9% in 2012 and 11% in 2011. There were no significant inter-segment revenues.

(b)	Financial Information about Segments
Financial information concerning industry segments is included in Note 16, Information by Segment and Geographic Area, to the Consolidated Financial Statements under Part II, Item 8, "Financial Statements and Supplementary Data," which information is incorporated herein by reference.

(c)	Narrative Description of Business
(1)   A narrative description of the businesses by reportable segment is as follows:
Harsco Metals & Minerals Segment—47% of consolidated revenues for 2013
The Harsco Metals & Minerals Segment is one of the world's largest providers of on-site, outsourced services to the global metals industries. The Metals business provides its services and solutions on a long-term contract basis, supporting each stage of the metal-making process from initial raw material handling to post-production slag processing and metal recovery. The Metals business' multi-year contracts had estimated future revenues of $5.4 billion at expected production levels at December 31, 2013. This provides the Company with a substantial base of long-term revenues. Approximately 19% of these revenues are expected to be recognized by December 31, 2014, approximately 42% of these revenues are expected to be recognized between January 1, 2015 and December 31, 2017, approximately 20% of these revenues are expected to be recognized between January 1, 2018 and December 31, 2020 and the remaining revenues are expected to be recognized thereafter. There are no significant metals services contracts for which the costs to complete the contract are currently estimated to exceed the revenue to be realized included in the above estimated future revenues.
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
The Harsco Metals & Minerals Segment operates in approximately 35 countries. In 2013 and 2012, this Segment's revenues were generated in the following regions:

	Percentage of Revenues
Region	2013	2012
Western Europe	41%	39%
North America	26%	28%
Latin America (a)	16%	17%
Asia-Pacific	8%	8%
Middle East and Africa	5%	4%
Eastern Europe	4%	4%

(a)	Including Mexico.
For 2013, 2012 and 2011, the Harsco Metals & Minerals Segment's percentage of the Company's consolidated revenues were 47%, 46% and 48%, respectively.

Harsco Infrastructure Segment—30% of consolidated revenues for 2013
On November 26, 2013, the Company consummated the previously announced Infrastructure transaction. The Company has contributed substantially all of the Company’s equity interests in, and the net assets of, the Harsco Infrastructure Segment to the strategic venture in exchange for approximately $300 million in cash, subject to working capital and other adjustments, and an approximate 29% equity interest in the Infrastructure strategic venture. The Company’s approximate 29% equity interest in the Infrastructure strategic venture will be accounted for under the equity method of accounting as prescribed by U.S. GAAP. See Note 3, Acquisitions and Dispositions, to the Consolidated Financial Statements under Part II, Item 8, "Financial Statements and Supplementary Data," for additional information on the Infrastructure transaction.

The Harsco Infrastructure Segment was one of the world's most complete global organizations for the rental and sale of engineered scaffolding, shoring, concrete forming and other access-related solutions for major construction projects as well as industrial plant maintenance programs. The Segment operated from a network of branches throughout the world, including North America, Latin America, Europe, the Gulf Region of the Middle East, Africa and Asia-Pacific using highly mobile equipment that was controlled via a global inventory system. Major services included the provision of concrete shoring and forming systems; scaffolding for non-residential and infrastructure construction projects and industrial maintenance requirements; and a variety of other infrastructure services including project engineering and design, equipment erection and dismantling services, industrial insulation and painting services and equipment sales.
The Company's infrastructure services were provided through branch locations in approximately 30 countries plus export sales worldwide. In 2013 and 2012, this Segment's revenues were generated in the following regions:

	Percentage of Revenues
Region	2013	2012
Western Europe	52%	55%
North America	22%	18%
Middle East and Africa	10%	9%
Latin America (a)	7%	6%
Asia-Pacific	6%	7%
Eastern Europe	3%	5%

(a)	Including Mexico.
For 2013, 2012 and 2011, the Harsco Infrastructure Segment's percentage of the Company's consolidated revenues were 30%, 31% and 34%, respectively.
Harsco Rail Segment—10% of consolidated revenues for 2013
The Harsco Rail Segment is a global provider of equipment and services for the maintenance, repair and construction of railway track. The Segment's equipment and services support private and government-owned railroads and urban transit systems worldwide.
The Segment's rail products are produced in three countries and products and services are provided worldwide. In 2013, 2012 and 2011, export product sales from the United States for the Harsco Rail Segment were $109.3 million, $177.9 million and $119.4 million, respectively.
For 2013, 2012 and 2011, the Harsco Rail Segment's percentage of the Company's consolidated revenues were 10%, 11% and 9%, respectively.
Harsco Industrial Segment—13% of consolidated revenues for 2013
This Segment includes the Harsco Industrial IKG, Harsco Industrial Air-X-Changers and Harsco Industrial Patterson-Kelley businesses. Approximately 91% of this Segment's revenues originate in North America.
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

For 2013, 2012 and 2011, this Segment's percentage of the Company's consolidated revenues were 13%, 12% and 9%, respectively.
(1)(i)  The products and services of the Company are generated through a number of product groups. These product groups are more fully discussed in Note 16, Information by Segment and Geographic Area, to the Consolidated Financial Statements under Part II, Item 8, "Financial Statements and Supplementary Data." The product groups that contributed 10% or more as a percentage of consolidated revenues in any of the last three fiscal years are set forth in the following table:

	Percentage of Consolidated Revenues
Product Group	2013	2012	2011
Outsourced, on-site services to steel mills and other metals producers and resource recovery technologies for the re-use of industrial waste stream by-products	45%	44%	46%
Engineered scaffolding, concrete forming and shoring, and other access-related services, rentals and sales	30%	31%	34%
Railway track maintenance services and equipment	10%	11%	9%
(1)(ii)  New products and services are added from time to time; however, in 2013, 2012 and 2011 none required the investment of a material amount of the Company's assets.
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
(1)(v)  The Company furnishes products, materials and certain industrial services within the Harsco Industrial Segment, and historically the Harsco Infrastructure Segment, that are seasonal in nature. As a result, the Company's revenues and results of operations for the first quarter ending March 31 are normally lower than the second, third and fourth quarters. Additionally, the Company has historically generated the majority of its cash flows in the second half of the year. This is a result of normally higher income during the latter part of the year. The Company's historical revenue patterns and cash provided by operating activities are as follows:
Historical Pattern of Revenue from Continuing Operations

(In millions)	2013		2012	2011		2010	2009
First quarter	$715.4		$752.3	$779.1		$742.4	$696.9
Second quarter	759.7		770.6	875.1		786.5	777.0
Third quarter	740.0		756.8	855.9		752.4	744.2
Fourth quarter	681.3		766.3	792.7		757.4	772.5
Totals	$2,896.5	(a)	$3,046.0	$3,302.7	(a)	$3,038.7	$2,990.6

(a)	Does not total due to rounding.
Historical Pattern of Cash Provided (Used) by Operations

(In millions)	2013	2012	2011		2010	2009
First quarter	$3.4	$(1.4)	$13.1		$30.1	$39.6
Second quarter	53.0	37.2	53.7		95.6	116.7
Third quarter	107.7	75.6	123.2		110.3	120.4
Fourth quarter	24.2	87.5	108.7		165.4	157.8
Totals	$188.3	$198.9	$298.8	(a)	$401.4	$434.5

(a)	Does not total due to rounding.

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

•
Inventories are maintained in sufficient quantities to meet forecasted demand. Due to the time required to manufacture certain railway track maintenance equipment to customer specifications, inventory levels of this business tend to increase for an extended period of time during the production phase and decline when the equipment is sold.

(1)(vii)  In 2013, 2012 and 2011, sales to one customer, ArcelorMittal, principally in the Harsco Metals & Minerals Segment, were $268.6 million, $283.3 million and $361.9 million, respectively. For 2011, this amount represented more than 10% of the Company's consolidated revenues. These revenues were provided under multiple long-term contracts at several mill sites. In addition, the Harsco Metals & Minerals Segment is dependent largely on the global steel industry, and in 2013, 2012 and 2011 there were two customers, including ArcelorMittal, that each provided in excess of 10% of this Segment's revenues under multiple long-term contracts at several mill sites. The loss of any one of the contracts would not have a material adverse effect upon the Company's financial position or cash flows; however, it could have a significant effect on quarterly or annual results of operations. Additionally, these customers have significant accounts receivable balances. Further consolidation in the global steel industry is possible. Should transactions occur involving some of the Company's larger steel industry customers, it would result in an increase in concentration of revenues and credit risk for the Company. If a large customer were to experience financial difficulty, or file for bankruptcy protection, it could adversely impact the Company's income, cash flows and asset valuations. As part of its credit risk management practices, the Company closely monitors the credit standing and accounts receivable position of its customer base. One of the Company's large steel mill customers in Europe has filed for receivership. It should be noted that the Company has approximately $11 million of receivables due from the customer that is in receivership. During the fourth quarter of 2013, the Company recorded a bad debt reserve of $2.6 million related to this receivable. Although the Company believes the remaining amounts are collectible, should there be an adverse change in the Company's view on collectability there could be a charge against income in future periods.
In 2013 and 2011, the Harsco Rail Segment had two customers and in 2012 one customer that provided in excess of 10% of the Segments' revenues. In 2013, 2012, and 2011, the Harsco Industrial Segment had one customer that provided in excess of 10% of the Segment's revenues. The loss of any of these customers would not have a material adverse impact on the Company's financial positions or cash flows.
(1)(viii)  At December 31, 2013, the Company's metals services contracts had estimated future revenues of $5.4 billion at expected production levels, compared with $4.9 billion at December 31, 2012. This increase is primarily due to a number of new contracts and contract extensions signed with various customers during 2013. At December 31, 2013, the Harsco Rail Segment had an estimated order backlog of $229.4 million, compared with $180.3 million at December 31, 2012. This increase is primarily due a contract award worth over $100 million through 2016 from the SBB, the federal railway system of Switzerland, partially offset by shipments during 2013. In addition, at December 31, 2013, the Company had an estimated order backlog of $83.9 million in its Harsco Industrial Segment, compared with $98.4 million at December 31, 2012. The decrease from December 31, 2012 is due principally to decreased demand in natural gas markets.
At December 31, 2013, approximately $113.2 million or 36% of the Company's manufactured products order backlog is not expected to be filled in 2014. The majority of this backlog is expected to be filled in 2015. This is exclusive of long-term metals industry services contracts, roofing granules and industrial abrasives products, and minerals and metal recovery technologies services.
(1)(ix)  At December 31, 2013, the Company had no material contracts that were subject to renegotiation of profits or termination at the election of the United States Government.
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
Harsco Metals & Minerals Segment—This Segment provides outsourced on-site services to the global metals industries in more than 35 countries, with its largest operations focused in the United Kingdom, the United States and Brazil. The Company believes it is one of the world's largest providers of on-site, outsourced services to the global metals industries. This Segment's key competitive factors are innovative resource recovery solutions, significant industry experience, technology, safety performance, service and value. This Segment competes principally with a number of privately-held businesses for services outsourced by its customers. Additionally, due to the nature of this Segment's services, it encounters a certain degree of "competition" from potential new customers' desire to perform similar services themselves instead of using an outsourced solution.
Harsco Infrastructure Segment—Historically, this Segment provided rental and sales of engineered scaffolding, shoring, concrete forming and other access-related solutions through a global branch network comprising approximately 30 countries. As part of the 2011/2012 Restructuring Program, this Segment exited certain underperforming markets in 2012. The Company believes it was one of the world's most complete global organizations for infrastructure-related access and concrete forming solutions. Its largest operations were based in the United States, the Netherlands and the United Kingdom. The Segment's key competitive factors were engineering expertise, customer service, on-time delivery, product quality, safety performance, global availability of mobile equipment and value. Primary competitors for forming and shoring in the United States, Europe and globally were a limited number of privately-held global providers. Competition in the scaffolding market was more fragmented and regionally focused with a large number of local competitors, principally competing for smaller commercial construction projects, and a limited number of national competitors, principally competing in the industrial markets and for larger construction projects.
On November 26, 2013, the Company consummated the previously announced Infrastructure transaction. The Company has contributed substantially all of the Company’s equity interests in, and the net assets of, the Harsco Infrastructure Segment to the Infrastructure strategic venture in exchange for approximately $300 million in cash, subject to working capital and other adjustments, and an approximate 29% equity interest in the Infrastructure strategic venture. The Company’s approximate 29% equity interest in the Infrastructure strategic venture will be accounted for under the equity method of accounting as prescribed by U.S. GAAP. Additional information related to the Infrastructure transaction is included in Note 3, Acquisitions and Dispositions, to the Consolidated Financial Statements under Part II, Item 8, "Financial Statements and Supplementary Data."
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
(1)(xi)  The Company's expense for research and development activities was $9.6 million, $9.1 million and $6.0 million in 2013, 2012 and 2011, respectively. This excludes technology development and engineering costs classified in cost of services and products sold or selling, general and administrative expense. For additional information regarding research and development activities, see the Research and Development section included in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."
(1)(xii)  The Company has become subject to, as have others, stringent air and water quality control legislation. In general, the Company has not experienced substantial difficulty complying with these environmental regulations, and does not anticipate making any material capital expenditures for environmental control facilities. While the Company expects that environmental regulations may expand, and that its expenditures for air and water quality control will continue, it cannot predict the effect on its business of such expanded regulations. For additional information regarding environmental matters see Note 12, Commitments and Contingencies, to the Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data."
(1)(xiii)  At December 31, 2013, the Company had approximately 12,300 employees.

(d)	Financial Information about Geographic Areas
Financial information concerning international and domestic operations is included in Note 16, Information by Segment and Geographic Area, to the Consolidated Financial Statements under Part II, Item 8, "Financial Statements and Supplementary Data," which information is incorporated herein by reference. Export sales from the United States totaled $143.7 million, $214.4 million and $160.7 million in 2013, 2012 and 2011, respectively.

(e)	Available Information
Information is provided in Part I, Item 1 (a), "General Development of Business."

Item 1A.    Risk Factors.
Set forth below are risks and uncertainties that could materially and adversely affect the Company's results of operations, financial condition, liquidity and cash flows. The risks set forth below are not the only risks the Company faces. The Company's business operations could also be affected by other factors not presently known to the Company or factors that the Company currently does not consider to be material.

The Company is subject to a variety of market risks, economic uncertainties and potential disruptions of its access to credit.
In the normal course of business, the Company is routinely subjected to a variety of market risks. In addition to the risk associated with interest rate and currency movements on outstanding debt and non-U.S. dollar-denominated assets and liabilities, other examples of market risk facing the Company include customer concentration in the Harsco Metals & Minerals and Harsco Rail Segments; the collectability of receivables; the volatility of financial markets and their effect on customer liquidity and defined benefit pension plans; and global economic and political conditions.
From time to time, disruption in the credit markets has severely restricted access to capital for many companies. When credit markets deteriorate, the Company's ability to incur additional indebtedness to fund operations or refinance maturing obligations as they become due may be constrained. This risk could be exacerbated by further deterioration in the Company's credit ratings. The Company is unable to predict any duration or severity of disruptions in the credit and financial markets and adverse global economic conditions. While these conditions have not impaired the Company's ability to access credit markets and finance operations, a deterioration of economic conditions could materially and adversely affect the Company's business and results of operations. See Liquidity and Capital Resources under Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," for further discussion of the resources available to meet cash requirements.
Negative economic conditions may adversely impact demand for the Company's products and services, as well as the ability of the Company's customers to meet their obligations to the Company on a timely basis. Any disputes with customers could also have an adverse impact on the Company's results of operations and cash flows.
Tightening of credit in financial markets may lead businesses to postpone spending, which may impact the Company's customers, causing them to cancel, decrease or delay their existing and future orders with the Company. Declines in economic conditions may further impact the ability of the Company's customers to meet their obligations to the Company on a timely basis and could result in bankruptcy or receivership filings by any of such customers. If customers are unable to meet their obligations on a timely basis, or if the Company is unable to collect amounts due from customers for any reason, it could adversely impact the realizability of receivables, the valuation of inventories and the valuation of long-lived assets across the Company's businesses. Furthermore, some of the Company's significant customers may be subject to acquisitions and/or consolidations that negatively impact their ability to meet their obligations to the Company on a timely basis, or at all. Additionally, the Company may be negatively affected by contractual disputes with customers, which could have an adverse impact on the Company's results of operations and cash flows.

If the Company cannot generate future cash flows at a level sufficient to recover the net book value of any of its reporting units, the Company may be required to record an impairment charge to its earnings.
As a result of the Company's goodwill impairment testing, the Company may be required to record future impairment charges to the extent it cannot generate future cash flows at a level sufficient to recover the net book value of any of the Company's reporting units. For example, as a result of the October 1, 2012 annual goodwill impairment test, the Company recorded a $265.0 million goodwill impairment charge during the fourth quarter of 2012 related to the Harsco Infrastructure Segment. At December 31, 2013, almost all of the Company's goodwill is allocated to the Harsco Metals business unit, which is included in the Harsco Metals & Minerals Segment. The Company's estimates of fair value are based on assumptions about the future operating cash flows and growth rates of each reporting unit and discount rates applied to these cash flows. Based on the uncertainty of future growth rates and other assumptions used to estimate goodwill recoverability, future reductions in the Company's expected cash flows could cause a material non-cash goodwill impairment charge, which could have a material adverse effect on the Company's results of operations and financial condition. See Application of Critical Accounting Policies under Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 1, Summary of Significant Accounting Policies and Note 7, Goodwill and Other Intangible Assets, to the Consolidated Financial Statements under Part II, Item 8, "Financial Statements and Supplementary Data," for additional disclosures related to these items.

The Company's global presence subjects it to a variety of risks arising from doing business internationally.
The Company operates in approximately 35 countries, including the United States. The Company's global footprint exposes it to a variety of risks that may adversely affect the Company's results of operations, financial condition, liquidity and cash flows. These include, but may not be limited to, the following:

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
The Company has operations in several countries in the Middle East, including Bahrain, Egypt, Israel, Qatar, Saudi Arabia and the United Arab Emirates, as well as India and Pakistan, some of which are currently experiencing armed hostilities and civil unrest. Additionally, these countries are geographically close to other countries that may have a continued high risk of armed hostilities or civil unrest. During 2013, 2012, and 2011, the Company's Middle East operations contributed approximately $17.5 million, $6.5 million and $3.0 million, respectively, to the Company's operating income (loss) from continuing operations.
Exchange rate fluctuations may adversely impact the Company's business.
Fluctuations in foreign exchange rates between the U.S. dollar and the approximately 25 other currencies in which the Company currently conducts business may adversely impact the Company's results of operations in any given fiscal period. Approximately 74% and 6% of the Company's operating income (loss) from continuing operations for 2013 and 2012, respectively, were derived from operations outside the United States. More specifically, approximately 25% of the Company's revenues were derived from operations where the Euro is the functional currency in both 2013 and 2012 and approximately 12% and 11% of the Company's revenues were derived from operations in the United Kingdom during 2013 and 2012, respectively. Furthermore, approximately 5% of the Company's revenues were derived from operations in Brazil for both 2013 and 2012. The Company's principal foreign currency exposures are in the European Economic and Monetary Union, the United Kingdom and Brazil. Given the structure of the Company's revenues and expenses, an increase in the value of the U.S. dollar relative to the foreign currencies in which the Company earns its revenues generally has a negative impact on results of operations.

Compared with the corresponding period in 2012, the average value of major currencies changed as follows in relation to the U.S. Dollar during 2013, impacting the Company's revenues and income:

•	British pound sterling weakened by 2%

•	euro strengthened by 3%

•	Brazilian real weakened by 10%

Compared with exchange rates at December 31, 2012, the value of major currencies at December 31, 2013 changed as follows:

•	British pound sterling strengthened by 2%

•	euro strengthened by 4%

•	Brazilian real weakened by 13%

The Company's foreign currency exposures increase the risk of volatility in its consolidated financial statements. If currencies in the above regions change materially in relation to the U.S. dollar, the Company's financial position, results of operations, or cash flows may be materially affected.
To illustrate the effect of foreign exchange rate changes in certain key markets of the Company, in 2013 revenues would have been approximately 1.0% or $21.6 million higher and operating loss would have been approximately 2% or $2.8 million greater if the average exchange rates for 2012 were utilized. In a similar comparison for 2012, revenues would have been approximately 4.0% or $123 million higher and operating loss would have been approximately 5.9% or $10.3 million less if the average exchange rates for 2011 were utilized.
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
In addition, competitive conditions in the Company's manufacturing businesses may limit the Company's ability to increase product prices in the face of adverse currency movement. Sales of products manufactured in the United States for the domestic and export markets may be affected by the value of the U.S. dollar relative to other currencies. Any long-term strengthening of the U.S. dollar could depress demand for these products and reduce sales and may cause translation gains or losses due to the revaluation of accounts payable, accounts receivable and other asset and liability accounts. Conversely, any long-term weakening of the U.S. dollar could improve demand for these products and increase sales and may cause translation gains or losses due to the revaluation of accounts payable, accounts receivable and other asset and liability accounts.
Cyclical industry and economic conditions may adversely affect the Company's businesses.
The Company's businesses are subject to general economic slowdowns and cyclical conditions in each of the industries served. In particular:

•
The Harsco Metals & Minerals Segment may be adversely impacted by slowdowns in steel mill production, excess capacity, consolidation, bankruptcy or receivership of steel producers or a reversal or slowing of current outsourcing trends in the steel industry;

•
The resource recovery technologies business of the Harsco Metals & Minerals Segment may be adversely impacted by slowdowns in customer production or a reduction in the selling price of its materials, which is market-based and varies based upon the current fair value of the components being sold. Therefore, the revenue generated from the sale of such recycled materials varies based upon the fair value of the commodity components being sold;

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

Furthermore, realization of deferred tax assets is ultimately dependent on generating sufficient income in future periods to ensure recovery of those assets. The cyclicality of the Company's end markets and adverse economic conditions may negatively impact the future income levels that are necessary for the utilization of deferred tax assets.

The seasonality of the Company's business may cause its quarterly results to fluctuate.
The Company has historically generated the majority of its cash flows provided by operations in the second half of the year. This is a result of normally higher income during the second half of the year, as the Company's business tends to follow seasonal patterns. If the Company is unable to successfully manage the cash flow and other effects of seasonality on the business, its results of operations may suffer. Further details regarding the Company's historical revenue patterns and net cash provided by operating activities are included in Part I, Item 1, "Business."

The Company may lose customers or be required to reduce prices as a result of competition.
The industries in which the Company operates are highly competitive:

•
The Harsco Metals & Minerals Segment is sustained mainly through contract renewals and new contract signings. Historically, the Company has a high contract renewal rate. However, the Company may be unable to renew contracts at historical price levels or to obtain additional contracts at historical rates as a result of competition. If the Company is unable to renew its contracts at the historical rates or renewals are at reduced prices, revenue and results of operations may decline. Additionally, the Company has elected not to renew certain underperforming contracts in an effort to improve overall profitability. This has a negative impact on revenues, but ultimately improves overall operating margins. The Company will continue to evaluate contracts in the Harsco Metals & Minerals Segment to ensure returns are consistent with the Company's ongoing strategy.

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

Increased customer concentration and related credit and commercial risks may adversely impact the Company's future earnings and cash flows.

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
Any U.S. tax reform that reduces the Company's ability to defer U.S. taxes on earnings indefinitely reinvested outside of the United States could have a negative impact on the Company's ability to compete in the global marketplace. Consequently, the Company is monitoring legislative activity and communicating with legislators with the goal of achieving balanced and fair tax reform that would not penalize U.S.-based companies with activities abroad and for generating high paying and stable headquarter and technical center jobs. This may include legislative trade-offs between existing tax benefits and lower overall effective tax rates for U.S. companies. The Company continues to monitor tax legislation to be in position to fully understand its potential impact on the Company's operations and to plan accordingly.
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
The Company's Pension Committee continues to evaluate alternative strategies to further reduce overall net periodic pension cost, including: conversion of certain remaining defined benefit plans to defined contribution plans; the ongoing evaluation of investment fund managers' performance; the balancing of plan assets and liabilities; the risk assessment of multiemployer pension plans; the possible merger of certain plans; the consideration of incremental voluntary cash contributions to certain plans; and other changes that are likely to reduce future net periodic pension cost volatility and minimize risk.
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
Further downgrades in the Company's credit ratings could increase the Company's cost of borrowing and could adversely affect the Company's future earnings and ability to access the capital markets.
The Company's cost of borrowing and ability to access capital markets are affected not only by market conditions but also by the short- and long-term debt ratings assigned to the Company's debt by the major credit rating agencies. These ratings are based, in part, on the Company's financial position and liquidity as measured by credit metrics such as interest coverage and leverage ratios.

During 2013, the major credit rating agencies lowered the credit ratings assigned to the Company to non-investment grade; this in turn increased the Company's cost of borrowing under its credit facility. Additional rating downgrades may further increase the Company's cost of borrowing and could adversely affect the Company's ability to access the capital markets and issue additional debt at rates acceptable to the Company. Any increased borrowing costs or an inability to access the capital markets could have a material adverse effect on the Company's results of operations, financial position, liquidity and cash flows.

See Liquidity and Capital Resources under Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," for further discussion on credit ratings and watch or outlook.

Restrictions imposed by the Company's outstanding notes and credit facility may limit the Company's ability to obtain additional financing or to pursue business opportunities.
The Company’s 5.75% and 2.7% notes include covenants that require the Company to offer to repurchase the notes at 101% of par in the event of a change of control of the Company or disposition of substantially all of the Company’s assets in combination with a downgrade in the Company’s credit rating to non-investment grade. The Company’s credit facility contains covenants that stipulate a maximum total consolidated debt to consolidated earnings before interest, taxes, depreciation and amortization ("EBITDA") ratio of 3.5 to 1.0, limit the proportion of subsidiary consolidated indebtedness to a maximum of

10% of consolidated tangible assets, and specify a minimum ratio of total consolidated EBITDA to consolidated interest charges of 3.0 to 1.0.  These covenants limit the amount of debt the Company may incur, which could limit the Company's ability to obtain additional financing or pursue business opportunities. In addition, the Company's ability to comply with these ratios may be affected by events beyond its control. A breach of any of these covenants or the inability to comply with the required financial ratios could result in a default under the credit facility. In the event of any default under the credit facility, the lenders under the facility could elect to declare all borrowings outstanding, together with accrued and unpaid interest and other fees, to be due and payable, which would cause an event of default under the credit facility. This could, in turn, trigger an event of default under the cross-default provisions of the Company's other outstanding indebtedness. See Liquidity and Capital Resources under Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," for further discussion.

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
The Company uses cross currency interest rate swaps in conjunction with certain debt issuances in order to secure either a fixed or floating local currency interest rate. The Company has foreign currency forward exchange contracts outstanding as part of a worldwide program to minimize foreign currency operating income and balance sheet exposure. Foreign currency forward exchange contracts are used to hedge commitments, such as foreign currency debt, firm purchase commitments and foreign currency cash flows for certain export sales transactions. The unsecured contracts for cross currency interest rate swaps and foreign currency forward exchange contracts outstanding at December 31, 2013 mature at various times through 2020 and are with major financial institutions. The Company may also enter into derivative contracts to hedge commodity exposures. The Company may be exposed to credit loss in the event of non-performance by the counterparties to the contracts.
The failure of a counterparty to fulfill its obligation under the committed credit facility or derivative financial instruments may have a material adverse effect on the Company's results of operations, financial condition, liquidity and cash flows.
See Liquidity and Capital Resources under Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," for more information.
The Company's cash flows and earnings are subject to changes in interest rates.
The Company's total debt at December 31, 2013 was $810.9 million. Of this amount, approximately 10% had variable rates of interest and approximately 90% had fixed rates of interest. The weighted average interest rate of total debt was approximately 4.8%. At current debt levels, a one percentage point increase/decrease in variable interest rates would increase/decrease interest expense by approximately $0.8 million per year. If the Company is unable to successfully manage its exposure to variable interest rates, its results of operations and financial condition may be negatively impacted.

A negative outcome on personal injury claims against the Company may adversely impact results of operations and financial condition.
The Company has been named as one of many defendants (approximately 90 or more in most cases) in legal actions alleging personal injury from exposure to airborne asbestos over the past several decades. In their suits, the plaintiffs have named as defendants, among others, many manufacturers, distributors and installers of numerous types of equipment or products that allegedly contained asbestos. The majority of the asbestos complaints pending against the Company have been filed in New York. Almost all of the New York complaints contain a standard claim for damages of $20 million or $25 million against the approximately 90 defendants, regardless of the individual plaintiff's alleged medical condition, and without specifically identifying any Company product as the source of plaintiff's asbestos exposure. If the Company is found to be liable in any of these actions and the liability exceeds the Company's insurance coverage, results of operations, cash flows and financial condition could be adversely affected. For more information concerning this litigation, see Note 12, Commitments and Contingencies, to the Consolidated Financial Statements under Part II, Item 8, "Financial Statements and Supplementary Data."

Higher than expected claims under insurance policies, under which the Company retains a portion of the risk, could adversely impact results of operations and cash flows.
The Company retains a significant portion of the risk for property, workers' compensation, U.K. employers' liability, automobile and general and product liability losses. Reserves have been recorded that reflect the undiscounted estimated liabilities for ultimate losses, including claims incurred but not reported. Inherent in these estimates are assumptions that are based on the Company's history of claims and losses, a detailed analysis of existing claims with respect to potential value, and current legal and legislative trends. At December 31, 2013 and 2012, the Company had recorded liabilities of $52.4 million and $82.7 million, respectively, related to both asserted and unasserted insurance claims. Included in the balance at December 31, 2013 and 2012 were $4 million and $3.6 million, respectively, of recognized liabilities covered by insurance carriers. If actual claims are higher than those projected by management, an increase to the Company's insurance reserves may be required and would be recorded as a charge to income in the period the need for the change was determined. Conversely, if actual claims are lower than those projected by management, a decrease to the Company's insurance reserves may be required and would be recorded as a reduction to expense in the period the need for the change was determined.

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
The Company is currently involved in a number of environmental remediation investigations and cleanups and, along with other companies, has been identified as a "potentially responsible party" for certain waste disposal sites under the federal "Superfund" law. At several sites, the Company is currently conducting environmental remediation, and it is probable that the Company will agree to make payments toward funding certain other of these remediation activities. It also is possible that some of these matters will be decided unfavorably to the Company and that other sites requiring remediation will be identified. Each of these matters is subject to various uncertainties, and financial exposure is dependent upon such factors as the continuing evolution of environmental laws and regulatory requirements; the availability and application of technology; the allocation of cost among potentially responsible parties; the years of remedial activity required; and the remediation methods selected. The Company has evaluated its potential liability and the Consolidated Balance Sheets at 2013 and 2012 include an accrual of $1.2 million and $1.9 million, respectively, for future expenditures related to environmental matters. The amounts charged against pre-tax earnings related to environmental matters totaled $1.7 million, $1.2 million and $2.0 million during 2013, 2012 and 2011, respectively. The liability for future remediation costs is evaluated on a quarterly basis. Actual costs to be incurred at identified sites in future periods may be greater than the estimates, given inherent uncertainties in evaluating environmental exposures.
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
In the past, the Company has acquired businesses and, on an ongoing basis, continues to evaluate strategic acquisition opportunities that have the potential to support and strengthen the Company. For example, in January 2014, the Company acquired Hammco Corporation ("Hammco"), a provider of process coolers for the natural gas and petrochemical processing industries. The Company can give no assurances that any acquisition opportunities will arise in the future or, if they do, that they will be consummated, or that additional financing or capital, if needed, will be available on satisfactory terms.

In addition, acquisitions involve inherent risks that the businesses acquired will not perform in accordance with the Company's expectations. The Company may not be able to achieve the synergies and other benefits that are expected from the integration of acquisitions as successfully or rapidly as projected, if at all. The Company's failure to effectively integrate newly acquired operations, including the operations of Hammco, could prevent the Company from recognizing expected rates of return on an acquired business and could have a material adverse effect on the results of operations, financial condition, liquidity and cash flows of the Company.

Due to the international nature of the Company's business, the Company could be adversely affected by violations of certain laws.
The Company's policies mandate compliance with certain U.S. and international laws, such as import/export regulations, the U.S. Foreign Corrupt Practices Act and similar anti-bribery laws. With regard to the U.S. Foreign Corrupt Practices Act and anti-bribery laws, the Company operates in many parts of the world that have experienced governmental corruption to some degree and, in certain circumstances, strict compliance with anti-bribery laws may conflict with local customs and practices. The Company cannot provide assurance that its internal controls and procedures will always prevent reckless or criminal acts by its employees or agents. If the Company is found to be liable for violations of these laws (either due to its own acts, out of inadvertence, or due to the acts or inadvertence of others), the Company could suffer criminal or civil penalties or other sanctions, including limitations on its ability to conduct its business, which could have a material adverse effect on results of operations, financial condition, and cash flows.

The Company may be unable to achieve, or may be delayed in achieving, its cost-cutting initiatives, and this may adversely affect operating results and cash flow.
As part of its continuing efforts to improve operating efficiencies and reduce operating costs, the Company has in the past implemented numerous cost-cutting initiatives, including initiatives implemented in the fourth quarter of 2013. The Company anticipates that it will continue to implement cost-cutting initiatives in 2014 and beyond when circumstances warrant. If the Company is unable to achieve, or has any unexpected delays in achieving, the anticipated cost savings associated with these initiatives, its results of operations and cash flow may be adversely affected. Even if the Company meets the goals pursuant to these initiatives, it may not receive the expected financial benefits of these initiatives.

The Company maintains a workforce based upon current and anticipated workload. If the Company does not receive future contract awards or if these awards are delayed, significant cost may result.
The Company's estimates of future performance depend on, among other matters, whether and when the Company will receive certain new contract awards, including the extent to which the Company utilizes its workforce. The rate at which the Company utilizes its workforce is impacted by a variety of factors including the ability to manage attrition; to forecast the need for services, which allows it to maintain an appropriately sized workforce; the ability to transition employees from completed projects to new projects or between segments; and the need to devote resources to non-revenue generating activities such as training or business development. While the Company's estimates are based upon its good faith judgment, these estimates can be unreliable and may frequently change based on newly available information. In the case of large-scale domestic and international projects where timing is often uncertain, it is particularly difficult to predict whether and when the Company will receive a contract award. The uncertainty of contact award timing can present difficulties in matching the Company's workforce size with contract needs. If an expected contract award is delayed or not received, the Company could incur cost resulting from reductions in staff or redundancy of facilities or equipment that could have a material adverse effect on results of operations, financial condition, liquidity and cash flows.

The success of the Company's strategic ventures depends on the satisfactory performance by strategic venture partners of their strategic venture obligations.
The Company enters into various strategic ventures as part of its strategic growth initiatives as well as to comply with local laws. Differences in opinions or views between strategic venture partners can result in delayed decision-making or failure to agree on material issues which could adversely affect the business and operations of the venture. From time to time in order to establish or preserve a relationship, or to better ensure venture success, the Company may accept risks or responsibilities for the strategic venture that are not necessarily proportionate with the reward it expects to receive. The success of these and other strategic ventures also depends, in large part, on the satisfactory performance by the Company's strategic venture partners of their strategic venture obligations, including their obligation to commit working capital, equity or credit support as required by the strategic venture and to support their indemnification and other contractual obligations. If the Company's strategic venture partners fail to satisfactorily perform their strategic venture obligations as a result of financial or other difficulties, the strategic venture may be unable to adequately perform or deliver its contracted services. Under these circumstances, the Company may be required to make additional investments and provide additional services to ensure the adequate performance and delivery of the contracted services. These additional obligations could result in reduced profits or, in some cases, increased liabilities or significant losses for the Company with respect to the strategic venture. In addition, although the Company generally performs due diligence with regard to potential strategic partners or ventures, a failure by a strategic venture partner to comply with applicable laws, rules or regulations could negatively impact its business and, in the case of government contracts, could result in fines, penalties, suspension or even debarment. Unexpected strategic venture developments could have a material adverse effect on results of operations, financial condition and cash flows.

The Company may pursue strategic transactions that it believes will maximize equity returns for stockholders but may involve risk.
From time to time, the Company considers strategic transactions that it believes will maximize stockholder's equity returns over the long-term. For example, in 2013, the Company contributed the Harsco Infrastructure division into a strategic venture with Clayton, Dubilier & Rice ("CD&R"). These types of transactions, however, also involve risk, including risk relating to the costs associated with such transactions, the loss of cash flows and market positions of disposed businesses, and the possibility that savings anticipated to result from such transactions may not be realized. There can be no guarantee that these transactions, including the strategic venture with CD&R, will result in cost savings, be accretive to the Company's earnings, improve operating margins and return on capital, or ultimately maximize equity returns for the Company's stockholders.

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

Location	Principal Products	Interest
Harsco Metals & Minerals Segment
Coronel Fabriciano, Brazil	Minerals and Resource Recovery Technologies	Owned
East Chicago, Indiana, United States	Minerals and Resource Recovery Technologies	Owned
Mitterdorf, Austria	Minerals and Resource Recovery Technologies	Leased
Sarver, Pennsylvania, United States	Minerals and Resource Recovery Technologies	Owned
Sorel—Tracy, Canada	Minerals and Resource Recovery Technologies	Leased
Taiyuan City, China	Minerals and Resource Recovery Technologies	Owned and Leased
Timoteo, Brazil	Minerals and Resource Recovery Technologies	Leased
Warren, Ohio, United States	Minerals and Resource Recovery Technologies	Owned
Drakesboro, Kentucky, United States	Roofing Granules/Abrasives	Owned
Gary, Indiana, United States	Roofing Granules/Abrasives	Owned
Fairless Hills, Pennsylvania, United States	Roofing Granules/Abrasives	Owned
Moundsville, West Virginia, United States	Roofing Granules/Abrasives	Leased
Harsco Rail Segment
Brendale, Australia	Rail Maintenance Equipment	Owned
Ludington, Michigan, United States	Rail Maintenance Equipment	Owned
West Columbia, South Carolina, United States	Rail Maintenance Equipment	Owned
Harsco Industrial Segment
Catoosa, Oklahoma, United States	Heat Exchangers	Owned and Leased
Sapulpa, Oklahoma, United States	Heat Exchangers	Leased
East Stroudsburg, Pennsylvania, United States	Heat Transfer Products	Owned
Channelview, Texas, United States	Industrial Grating Products	Owned
Garrett, Indiana, United States	Industrial Grating Products	Leased
Leeds, Alabama, United States	Industrial Grating Products	Owned
Queretaro, Mexico	Industrial Grating Products	Owned
The Harsco Metals business, which is part of the Harsco Metals & Minerals Segment, principally operates on customer-owned sites and has administrative offices in Camp Hill, Pennsylvania, and Leatherhead, United Kingdom.
The above table includes the principal properties owned or leased by the Company. The Company also operates from a number of other smaller plants, warehouses and offices in addition to the above. The Company considers all of its properties at which operations are currently performed to be in satisfactory condition and suitable for their intended use.
Properties related to the Harsco Infrastructure Segment have been omitted from the above table as they were part of the Infrastructure transaction that was consummated on November 26, 2013. See Note 3, Acquisitions and Dispositions, to the Consolidated Financial Statements under Part II, Item 8, "Financial Statements and Supplementary Data," for more information on the Infrastructure transaction.

Item 3.    Legal Proceedings.
Information regarding legal proceedings is included in Note 12, Commitments and Contingencies, to the Consolidated Financial Statements under Part II, Item 8, "Financial Statements and Supplementary Data."

Item 4.    Mine Safety Disclosures.
Not applicable.

Supplementary Item.    Executive Officers of the Registrant
Set forth below, at February 27, 2014, are the executive officers of the Company (this excludes eight corporate officers who are not deemed "executive officers" within the meaning of applicable Securities and Exchange Commission regulations) and certain information with respect to each of them. Each executive officer was last elected to his or her respective position effective April 23, 2013. All terms expire on April 29, 2014. There are no family relationships among any of the executive officers.

Name	Age	Position with the Company
Executive Officers:
P. K. Decker	48	President and Chief Executive Officer
F. N. Grasberger, III	50	Senior Vice President and Chief Financial Officer
A. V. Dorch	46	Vice President, General Counsel and Corporate Secretary
S. H. Gerson	43	Vice President and Group President–Harsco Industrial
S. W. Jacoby	47	Vice President and Group President–Harsco Rail

P. K. Decker
President and Chief Executive Officer since September 10, 2012.  From 2007 until his appointment as President and Chief Executive Officer, Mr. Decker served as President of Tyco Flow Control, the second largest business segment of Tyco International Ltd. (“Tyco”) (a global leader in engineered valves and controls, heat management solutions and large-scale water infrastructure projects).  Prior to that, he served Tyco for four years in CFO roles at the operating segment level, including Tyco's multinational Engineered Products and Services division.  Before joining Tyco, Mr. Decker held progressively responsible leadership positions throughout a 12-year career at Bristol-Myers Squib, a global biopharmaceutical company.  Mr. Decker has served on the Company's Board of Directors since October 29, 2012.

F. N. Grasberger, III
Senior Vice President and Chief Financial Officer since April 22, 2013. Prior to joining the Company, Mr. Grasberger was Managing Director of Fenner Plc’s Precision Polymer division from March 2011 to April 2013. From April 1, 2009 to November 9, 2009 he served as Executive Vice President and Chief Executive Officer of Armstrong Building Products. From January 2005 to March 31, 2009 he served as Senior Vice President and Chief Financial Officer of Armstrong World Industries, Inc. Prior to his employment with Armstrong, Mr. Grasberger served as Vice President and Chief Financial Officer of Kennametal Inc. from 2000 to 2004.

A. V. Dorch
Vice President, General Counsel and Corporate Secretary since June 5, 2012. Served as Vice President, Deputy General Counsel and Assistant Corporate Secretary from April 26, 2011 to June 4, 2012, as Assistant General Counsel and Assistant Corporate Secretary from January 1, 2008 to April 25, 2011 and as Assistant General Counsel from July 6, 2006 to December 31, 2007. Prior to joining the Company, Ms. Dorch served as a senior associate in the Virginia and San Francisco offices of Pillsbury Winthrop Shaw Pittman LLP and worked in Tokyo, Japan for 2 1/2 years. Before that, she held senior legal positions with leading law firms in New York and Boston.

S. H. Gerson
Vice President and Group President–Harsco Industrial since January 25, 2011. Served as Vice President and Group President– Harsco Industrial and Chief Information Officer from July 6, 2010 to January 24, 2011. Served as Chief Information Officer from April 4, 2005 to July 6, 2010. Prior to joining the Company on April 4, 2005, Mr. Gerson was with Kulicke & Soffa Industries, Inc., where he served as IT director of their worldwide application services. He has also served in IT management capacities with Compaq Computers and TRW Inc.

S. W. Jacoby
Vice President and Group President–Harsco Rail since July 6, 2010. Served as President of Harsco Rail from April 2009 to July 2010. Served as Vice President and General Manager of Harsco Track Technologies from August 2007 to April 2009. Served as Vice President and General Manager of Air- X-Changers from April 2005 to August 2007. Prior to that, Mr. Jacoby held senior management positions in the Harsco Industrial business group. Prior to joining the Company in 1995, Mr. Jacoby began his career with Mack Trucks.

PART II
Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Harsco Corporation common stock is listed on the New York Stock Exchange. At December 31, 2013, there were 80,678,925 shares outstanding. In 2013, the Company's common stock traded in a range of $20.98 to $28.99 and closed at $28.03 at year-end. At December 31, 2013, there were approximately 12,400 stockholders. There are no significant limitations on the payment of dividends included in the Company's loan agreements. For additional information regarding Harsco Corporation's common stock market price and dividends declared, see Dividend Action under Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the Common Stock Price and Dividend Information under Part II, Item 8, "Financial Statements and Supplementary Data." For additional information on the Company's equity compensation plans see Part III, Item 11, "Executive Compensation."
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (a)
October 1, 2013-October 31, 2013	—	—	—	2,000,000
November 1, 2013-November 30, 2013	—	—	—	2,000,000
December 1, 2013-December 31, 2013	—	—	—	2,000,000
Total	—	—	—
(a) At December 31, 2013, 2,000,000 shares remained available for repurchase under the Company's share repurchase program. On January 28, 2014, the Board of Directors reauthorized the number of shares available for repurchase under the Company's share repurchase program and extended the program for an additional year. As a result, the Company is currently authorized to repurchase up to 2,000,000 shares through January 31, 2015. When and if appropriate, repurchases are made in open market transactions, depending on market conditions. Share repurchases may not occur and may be discontinued at any time.

Item 6.    Selected Financial Data.
Five-Year Statistical Summary

(In thousands, except per share, employee information and percentages)	2013 (a)		2012		2011			2010		2009 (b)
Statement of operations information
Revenues from continuing operations	$2,896,520		$3,046,018		$3,302,740			$3,038,678		$2,990,577
Amounts attributable to Harsco Corporation common stockholders
Income (loss) from continuing operations	$(226,449)		$(253,693)		$(9,447)			$10,885		$133,838
Loss from discontinued operations	(1,492)		(919)		(2,063)			(4,131)		(15,061)
Net income (loss)	(227,941)		(254,612)		(11,510)			6,754		118,777
Financial position and cash flow information
Working capital	$231,986		$428,868		$377,163			$387,082		$418,237
Total assets	2,441,748		2,975,969		3,338,877			3,469,220		3,639,240
Long-term debt	783,158		957,428		853,800			849,724		901,734
Total debt	810,904		969,266		908,772			884,932		984,927
Depreciation and amortization	237,041		272,117		310,441			315,239		311,531
Capital expenditures	(246,147)		(265,023)		(313,101)			(192,348)		(165,320)
Cash provided by operating activities	188,255		198,879		298,776			401,427		434,458
Cash provided (used) by investing activities	62,685		(219,268)		(255,822)			(202,023)		(269,360)
Cash used by financing activities	(248,664)		(4,546)		(39,554)			(171,521)		(164,083)
Ratios
Return on average equity (c)	(29.1)%		(21.7)%		(0.6)%			0.7%		9.1%
Current ratio (d)	1.4	:1	1.7	:1	1.5	:1		1.5:1		1.6:1
Per share information attributable to Harsco Corporation common stockholders
Basic—Income (loss) from continuing operations	$(2.80)		$(3.15)		$(0.12)			$0.14		$1.67
Loss from discontinued operations	(0.02)		(0.01)		(0.03)			(0.05)		(0.19)
Net income (loss)	$(2.82)		$(3.16)		$(0.14)		(e)	$0.08	(e)	$1.48
Diluted—Income (loss) from continuing operations	$(2.80)		$(3.15)		$(0.12)			$0.13		$1.66
Loss from discontinued operations	(0.02)		(0.01)		(0.03)			(0.05)		(0.19)
Net income (loss)	$(2.82)		$(3.16)		$(0.14)		(e)	$0.08		$1.47
Other information
Book value per share	$7.52		$10.69		$15.16			$18.23		$18.79
Cash dividends declared per share	0.820		0.820		0.820			0.820		0.805
Diluted weighted-average number of shares outstanding	80,755		80,632		80,736			80,761		80,586
Number of employees	12,300		18,500		19,650			19,300		19,600

(a)	Includes impacts of the Infrastructure transaction consummated on November 26, 2013.

(b)	Includes ESCO Interamerica, Ltd. acquired November 10, 2009.

(c)	Return on average equity is calculated by dividing income (loss) from continuing operations by average equity throughout the year.

(d)	Current ratio is calculated by dividing total current assets by total current liabilities.

(e)	Does not total due to rounding.

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
Forward-Looking Statements

The nature of the Company's business and the many countries in which it operates subject it to changing economic, competitive, regulatory and technological conditions, risks and uncertainties. In accordance with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company provides the following cautionary remarks regarding important factors that, among others, could cause future results to differ materially from the results contemplated by forward-looking statements, including the expectations and assumptions expressed or implied herein. Forward-looking statements contained herein could include, among other things, statements about management's confidence in and strategies for performance; expectations for new and existing products, technologies and opportunities; and expectations regarding growth, sales, cash flows, and earnings. Forward-looking statements can be identified by the use of such terms as "may," "could," "expect," "anticipate," "intend," "believe," "likely," "estimate," "plan" or other comparable terms.
Factors that could cause actual results to differ, perhaps materially, from those implied by forward-looking statements include, but are not limited to: (1) changes in the worldwide business environment in which the Company operates, including general economic conditions; (2) changes in currency exchange rates, interest rates, commodity and fuel costs and capital costs; (3) changes in the performance of equity and bond markets that could affect, among other things, the valuation of the assets in the Company's pension plans and the accounting for pension assets, liabilities and expenses; (4) changes in governmental laws and regulations, including environmental, tax and import tariff standards; (5) market and competitive changes, including pricing pressures, market demand and acceptance for new products, services and technologies; (6) unforeseen business disruptions in one or more of the many countries in which the Company operates due to political instability, civil disobedience, armed hostilities, public health issues or other calamities; (7) the seasonal nature of the Company's business; (8) the Company's ability to successfully enter into new contracts and complete new acquisitions or strategic ventures in the time-frame contemplated, or at all; (9) the integration of the Company's strategic acquisitions; (10) the amount and timing of repurchases of the Company's common stock, if any; (11) the prolonged recovery in global financial and credit markets and economic conditions generally, which could result in the Company's customers curtailing development projects, construction, production and capital expenditures, which, in turn, could reduce the demand for the Company's products and services and, accordingly, the Company's revenues, margins and profitability; (12) the outcome of any disputes with customers; (13) the financial condition of the Company's customers, including the ability of customers (especially those that may be highly leveraged and those with inadequate liquidity) to maintain their credit availability; (14) the Company's ability to successfully implement and receive the expected benefits of cost-reduction and restructuring initiatives, including the achievement of expected cost savings in the expected time frame; (15) the ability to successfully implement the Company's strategic initiatives and portfolio optimization and the impact of such initiatives; (16) the ability of the strategic venture between the Company and Clayton, Dubilier & Rice ("CD&R") to effectively integrate the Company's Infrastructure business and the Brand Energy & Infrastructure Services business and realize the synergies contemplated by the transaction; (17) the Company's ability to realize cost savings from the divestiture of the Infrastructure business, as well as the transaction being accretive to earnings and improving operating margins and return on capital; (18) risk and uncertainty associated with intangible assets; and (19) other risk factors listed from time to time in the Company's SEC reports. A further discussion of these, along with other potential risk factors, can be found in Part I, Item 1A, "Risk Factors," of this Annual Report on Form 10-K. The Company cautions that these factors may not be exhaustive and that many of these factors are beyond the Company's ability to control or predict. Accordingly, forward-looking statements should not be relied upon as a prediction of actual results. The Company undertakes no duty to update forward-looking statements except as may be required by law.

Executive Overview
On November 26, 2013, the Company consummated the previously announced transaction to sell the Company’s Harsco Infrastructure Segment into a strategic venture with CD&R as part of a transaction that combines the Harsco Infrastructure Segment with Brand Energy & Infrastructure Services, Inc., which CD&R simultaneously acquired (the “Infrastructure transaction”). The Company has contributed substantially all of the Company’s equity interests in, and the net assets of, the Harsco Infrastructure Segment to the strategic venture in exchange for approximately $300 million in cash, inclusive of working capital and other adjustments, and an approximate 29% equity interest in the resulting entity (the "Infrastructure strategic venture" or "Brand"). The Company’s equity interest in the Infrastructure strategic venture will be accounted for under the equity method of accounting as prescribed by accounting principles generally accepted in the United States of America ("U.S. GAAP"). Please see Note 1, Summary of Significant Accounting Policies, and Note 5, Equity Method Investments, to the Consolidated Financial Statements under Part II, Item 8, "Financial Statements and Supplementary Data" for additional information on equity method investments.

As a result of the Infrastructure transaction, the Company recorded an estimated loss on disposal of Harsco Infrastructure Segment and transaction costs of $291.4 million during 2013. See Application of Critical Accounting Policies under Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and Note 3, Acquisitions and Dispositions, to the Consolidated Financial Statements under Part II, Item 8, "Financial Statements and Supplementary Data" for additional information on the Infrastructure transaction.
In the Harsco Metals & Minerals Segment, overall global steel production softened modestly in 2013, most notably in Europe and South America. Offsetting this was the start up of new contracts at various locations across the globe. The Company continues to see significant bidding activities for its services and environmental solutions to customers around the world.
The Harsco Infrastructure Segment faced challenges in 2013 as continued market uncertainty impacted the business through project delays, scope reductions and job cancellations along with increased labor and transportation costs incurred to provide its products and services.
The Harsco Rail Segment's 2013 results were negatively affected by the volume of equipment deliveries and contract services, most notably from the decreased volume attributable to completing the large contract with the China Railway Corporation, formerly the China Ministry of Railways (the "CRC"). In addition, the Harsco Rail Segment recorded a non-cash long lived asset impairment charge of $9.0 million in the fourth quarter of 2013 on certain rail grinding equipment used in providing contract services in order to reduce the equipment's carrying value to fair value based upon the expected future realizable cash flows, including anticipated selling prices.
The Harsco Industrial Segment recorded another solid performance in 2013, led by favorable volume increases in its air-cooled heat exchangers and industrial boilers businesses. This Segment continues to focus on the worldwide energy sector, and part of the ongoing strategy for this Segment is the successful globalization of the business with a renewed emphasis on product development and differentiation.
Revenues by Segment

(Dollars in millions)	2013	2012	Change	%
Harsco Metals & Minerals	$1,359.0	$1,404.1	$(45.1)	(3.2)%
Harsco Infrastructure	885.4	937.3	(51.9)	(5.5)
Harsco Rail	286.2	352.0	(65.9)	(18.7)
Harsco Industrial	366.0	352.6	13.4	3.8
Total Revenues	$2,896.5	$3,046.0	$(149.5)	(4.9)%
Revenues by Region

(Dollars in millions)	2013	2012	Change	%
Western Europe	$1,061.3	$1,081.9	$(20.6)	(1.9)%
North America	1,094.3	1,187.6	(93.3)	(7.9)
Latin America (a)	317.6	327.3	(9.7)	(3.0)
Asia-Pacific	186.3	199.9	(13.6)	(6.8)
Middle East and Africa	154.6	151.0	3.6	2.4
Eastern Europe	82.5	98.4	(15.9)	(16.2)
Total Revenues	$2,896.5	$3,046.0	$(149.5)	(4.9)%

(a)	Includes Mexico.

Revenues for the Company totaled $2.9 billion and $3.0 billion for 2013 and 2012, respectively. The Company generated lower revenues for 2013 primarily due to decreased volume after completion of the large contract with the CRC for the Harsco Rail Segment and the timing of the Infrastructure transaction. Foreign currency translation decreased revenues by $21.6 million for 2013 in comparison with the prior year. Revenues from the Company's targeted growth markets (those outside North America and Western Europe) were approximately 26% of total revenues in 2013 and 2012.

Operating Income (Loss) by Segment

(Dollars in millions)	2013	2012	Change	%
Harsco Metals & Minerals	$80.8	$85.5	$(4.7)	(5.5)%
Harsco Infrastructure	(275.8)	(368.7)	92.9	25.2
Harsco Rail	28.3	56.1	(27.8)	(49.5)
Harsco Industrial	61.0	60.2	0.9	1.5
Corporate	(29.2)	(7.9)	(21.3)	(269.5)
Total Operating Loss	$(134.8)	$(174.8)	$40.0	22.9%

Operating Margins by Segment	2013	2012
Harsco Metals & Minerals	5.9%	6.1%
Harsco Infrastructure	(31.1)	(39.3)
Harsco Rail	9.9	15.9
Harsco Industrial	16.7	17.1
Consolidated Operating Margin	(4.7)%	(5.7)%

Operating loss from continuing operations for 2013 was $134.8 million compared with an operating loss from continuing operations of $174.8 million in 2012.  This decrease was principally driven by non-repeated restructuring charges associated with the 2011/2012 Restructuring Program and the non-cash goodwill impairment charge for the Harsco Infrastructure Segment offset by the non-cash loss on disposal of Harsco Infrastructure Segment and transaction costs for the Infrastructure transaction. These, and other significant items, impacting the comparison of the operating loss for 2013 with 2012 include:

•	Restructuring charges of $94.5 million associated with the 2011/2012 Restructuring Program in 2012 that were not repeated in 2013.

•	Non-cash goodwill impairment charge of $265.0 million in the Harsco Infrastructure Segment that was not repeated in 2013.

•	Non-cash loss on disposal of Harsco Infrastructure Segment of $271.3 million recorded during 2013 as a result of the Infrastructure transaction.

•	Transaction costs of $20.1 million recorded during 2013, in the corporate caption, as a result of the Infrastructure transaction.

•	Unfavorable impact of $24.0 million from decreased volume of equipment deliveries and contract services in the Harsco Rail Segment, principally due to completion of the large contract with the CRC.

•	Non-cash long lived asset impairment charge of $9.0 million, recorded during 2013, on rail grinders used in providing contract services in the Harsco Rail Segment.

•	Pre-tax expense of approximately $8.0 million incurred for a long-lived asset impairment related to an exited contract in the Harsco Metals & Minerals Segment in 2012 not repeated in 2013.
Diluted loss per share from continuing operations for 2013 was $2.80 compared with a loss of $3.15 for 2012.
The Company continues to have sufficient available liquidity and has been able to obtain all necessary financing. The Company currently expects operational and business needs to be covered by cash from operations supplemented with borrowings from time to time due to historical patterns of seasonal cash flow and for the funding of various projects. See Liquidity and Capital Resources under Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" for further discussion on cash flows.

Harsco Metals & Minerals Segment:

Significant Impacts on Revenues (In millions)
Revenues—2012	$1,404.1
Exited underperforming contracts	(38.9)
Impact of foreign currency translation	(18.1)
Net effects of price/volume changes, primarily attributable to volume changes	11.9
Revenues—2013	$1,359.0
Significant Impacts on Operating Income:

•	Continued lower global steel production was experienced in the steel mills services business. Overall, steel production by customers under services contracts was down 2% in 2013 compared with 2012.

•	Exited underperforming contracts and an extended production outage during the year at a large customer location in North America.

•	Continued lower demand and pricing for by-products in North America.

•	Lower demand in the roofing granules business.

•	Nickel prices decreased 16% in 2013 compared with 2012.

•	Results for 2012 include approximately $8.0 million in expenses due to the Company's decision to exit an underperforming contract.

•	Foreign currency translation did not significantly impact operating income in 2013 compared with 2012.

Harsco Infrastructure Segment:

Significant Impacts on Revenues (In millions)
Revenues—2012	$937.3
Infrastructure transaction timing	(62.9)
Exited operations in certain countries	(12.4)
Impact of foreign currency translation	(1.5)
Net increased volume and mix	24.9
Revenues—2013	$885.4
Significant Effects on Operating Loss:

•
Operating income was affected in 2013 by the estimated non-cash loss on disposal of Harsco Infrastructure Segment of $271.3 million partially offset by a decrease in depreciation expense of $17.3 million associated with the reclassification of substantially all the assets of the Harsco Infrastructure Segment to Assets held-for-sale. Both adjustments were a result of the Infrastructure transaction, as described in Note 3, Acquisitions and Dispositions, in Part II, Item 8, "Financial Statements and Supplementary Data."

•	Pre-tax restructuring program costs totaling $88.6 million and non-cash goodwill impairment charge totaling $265.0 million incurred in 2012 were not repeated in 2013.

•	Improved volume for 2013 compared with the same periods of 2012 offset by negative impacts of increased costs of services and transportation incurred to provide its products and services.

•	Foreign currency translation did not significantly impact operating income in 2013 compared with 2012.

Harsco Rail Segment:

Significant Impacts on Revenues (In millions)
Revenues—2012	$352.0
Net decreased volume	(64.2)
Impact of foreign currency translation	(1.6)
Revenues—2013	$286.2

Significant Impacts on Operating Income:

•
Operating income for 2013 was impacted by decreases in machine sales primarily due to the completion of the large contract with the CRC and a decrease in contract services, partially offset by strong parts sales compared with 2012.

•	Non-cash long lived asset impairment charge of $9.0 million on certain rail grinders used in providing contract services.

•	Foreign currency translation did not significantly impact operating income in 2013 compared with 2012.

Harsco Industrial Segment:

Significant Effects on Revenues (In millions)
Revenues—2012	$352.6
Net increased volume	13.8
Impact of foreign currency translation	(0.4)
Revenues—2013	$366.0
Significant Effects on Operating Income:

•	Operating income for 2013 compared with 2012 was affected favorably by improved demand for industrial boilers and air cooled heat exchangers.

•	Foreign currency translation did not significantly impact operating income in 2013 compared with 2012.

Outlook, Trends and Strategies
Despite uncertainties in the global economy, along with the challenges of global steel production and related pricing, the Company believes it is positioned to execute actions in the short- to medium-term to transform the Company to generating top quartile returns for its stockholders. Through a disciplined focus on return based capital allocations and business portfolio strategies, the Company’s transformation process will enable it to generate returns above its cost of capital with a balanced business portfolio without endangering its financial profile with unreasonable leverage.
These business portfolio strategies will focus on improving the performance of the Harsco Metals & Minerals Segment by driving operational efficiencies through simplifying its business model, establishing necessary protocols to facilitate better contract outcomes and improving the mix of its products and services with higher value added offerings. For the Harsco Rail and Industrial Segments, the Company will focus on disciplined growth organically and through acquisitions that improve these businesses' competitive positions in core markets or adjacent market spaces.
As discussed above, the Company successfully consummated its previously announced Infrastructure transaction that provided for approximately $300 million in cash, subject to working capital and other adjustments, and an approximate 29% equity interest in the Infrastructure strategic venture. The Infrastructure transaction improved the Company's balance sheet and liquidity position along with positioning the Company to harvest the synergies and value creation from the Infrastructure strategic venture in the long-term upon future exit.
The Company's strengthened balance sheet, capital structure, available liquidity, and cash flows provide the flexibility for disciplined growth in the Harsco Rail and Harsco Industrial Segments. Additionally, the Company will continue to pursue cost-reduction and efficiency initiatives, including Continuous Improvement, which have significantly reduced, and are expected to continue to reduce, the Company's cost structure and further enhance its financial strength without diminishing its services and products capabilities. As part of these initiatives, the Company will continue to focus on developing an active, lean corporate center that optimizes corporate costs while continuing to develop value added activities to support the Company in its transformation.
The Company's expansion into targeted growth markets; its diversity of services and products in industries that are fundamental to global growth; its long-term mill services and minerals supply contracts; its return based capital allocations and business portfolio strategies; its focus on executing cost reduction and efficiency initiatives; and the 29% equity interest in Brand, help mitigate the Company's overall long-term exposure to changes in the economic outlook in any single economy or industry. However, deterioration of global economies and industries could still have an adverse impact on the Company's results of operations, financial condition and cash flows.
The following significant items, risks, trends and strategies are expected to affect the Company in 2014 and beyond:

•
The Company will focus on the goal of providing top quartile returns for its stockholders by balancing its portfolio of businesses, and by executing its strategic and operational strategies with reasonable amounts of financial leverage. As a result, the Company's business portfolio strategies will vary by business and will center on growing the Harsco Rail and Harsco Industrial Segment's high return businesses while improving the Harsco Metals & Minerals Segment's performance through better contract portfolio management and mix, along with operational efficiencies through simplifying its business model.

•
The Company will continue to build and transform its management team, build and develop strong core capabilities and develop an active and lean corporate center that balances costs with value added services beyond corporate governance functions.

•
Management will continue to be selective and disciplined in allocating capital by rigorously analyzing projects and utilizing a return based capital allocation process. The Company expects capital expenditures in 2014 to exceed 2013 levels due to a higher level of committed contract renewals in the Harsco Metals & Minerals Segment and targeted investment in the Harsco Industrial Segment.

•
The Company will focus on growing the Harsco Industrial and Harsco Rail Segments through disciplined organic expansion and acquisitions that improve these businesses' competitive positioning in core markets or adjacent market spaces. Management will target acquisitive growth that provides synergistic benefits to the Company, either through cost synergies from combined platforms or revenue synergies from expanded offerings and scalability.

•
The Company expects that the Infrastructure transaction will provide synergies and growth potential in the Infrastructure strategic venture that create additional value for the Company's equity interest upon exit in the future.

•
The Company will continue to place a strong focus on disciplined growth and expansion into targeted emerging markets to grow and improve the balance of its geographic footprint. More specifically, the Company's global growth strategies include steady, targeted expansion, particularly in Asia-Pacific, the Gulf Region of the Middle East and Africa to further complement the Company's already strong presence throughout Europe and North America. Growth is expected to be achieved through the provision of additional services to existing customers; new higher margin contracts and higher valued added service offerings in both developed and targeted growth markets; and targeted strategic ventures and partnerships. This growth is expected to come both organically and through investments such as the Taiyuan Iron & Steel (Group) Co, Ltd. strategic venture in China, and other recent contracts in India and China. Over time, a balanced geographic footprint should also benefit the Company through further diversification of its customer base.

•
The Company expects strong cash flows from operating activities. In regard to the use of these cash flows, the Company's intends to take a balanced approach. The Company intends to continue to pay a regular cash dividend, which has been paid every year since 1939. In addition, the Company will continue to allocate capital expenditures to projects with an appropriate return profile. The Company will continue to focus its Continuous Improvement efforts on improving working capital management, including the management of accounts receivable and accounts payable balances and reducing inventory levels, along with operational efficiencies.

•
The Company generates the majority of its revenue from customers located outside the United States, and a substantial portion of the Company's assets and employees are located outside the United States. United States income tax and international withholding taxes have not been provided on undistributed earnings for certain non-U.S. subsidiaries as the Company considers such earnings as indefinitely reinvested in the operations of those subsidiaries. Any tax reform that reduces the Company's ability to defer U.S. taxes on profit indefinitely reinvested outside the United States could have a negative impact on the Company's ability to compete in the global marketplace. The Company will continue to monitor events in the United States for legislation that may affect the Company's results.

•	The Company expects its effective income tax rate to approximate 30 percent to 32 percent for the full year 2014.

•	Fluctuations in the U.S. dollar can have a significant impact on the Company's results of operations and cash flows as the majority of its revenues are generated outside of North America.

•
Volatility in energy and commodity costs (e.g., diesel fuel, natural gas, steel, etc.) and worldwide demand for these commodities could impact the Company's operations, both in cost increases or decreases to the extent that such increases or decreases are not passed on to customers. However, volatility in energy and commodity costs may provide additional service opportunities for the Harsco Metals & Minerals Segment as customers may outsource more services to reduce overall costs. Volatility may also affect opportunities in the Infrastructure strategic venture with CD&R for additional plant maintenance and capital improvement projects. Similarly, natural gas price volatility may affect opportunities in the Harsco Industrial Segment.

Harsco Metals & Minerals Segment:

•
The Harsco Metals & Minerals Segment experienced a modest reduction in customer steel production in 2013. The Company does not expect a material increase in steel production or pricing in 2014. Offsetting these challenges are incremental benefits from exiting underperforming contracts and improvements in renewed and existing contracts.

•
The Company will focus on improving its contract outcomes by establishing protocols to monitor bidding activities, creating uniform structures and systems to aid in contract decision making, and forming processes to address underperforming contracts more rapidly along with targeted actions to improve the operational efficiencies of the business.

•
The Company will continue to focus on winning contracts in emerging markets where steel production is increasing and where the customers value the Company's environmental solutions. The Company will continue its focus on ensuring that forecasted profits for contracts meet certain established requirements and deliver returns above costs of capital. Given this strategy, the possibility exists that additional contracts may not be renewed resulting in exit costs during the period in which such decisions are finalized.

•
An example of the Company's longer-term strategy is the July 2013 announcement of a new 15-year slag management and metal recovery services contract with Essar Steel India Limited, one of India's largest steel producers and exporters, scheduled to commence in late 2014 or early 2015. This is another major contract announcement in India during the current year following new contracts with JSW Steel, a leading private sector steel producer and Jindal Stainless Limited, India's largest stainless steel producer. Combined with other ongoing contracts, this Segment's portfolio of business in the Indian steel sector now totals more than $500 million in projected future revenues over the next 10 to 15 years. In addition, the Company announced two multi-year contract wins in January 2014 in China totaling approximately $200 million in contract revenue for contract renewals with Hangzhou Iron & Steel Group and a new award with Ningbo Iron & Steel Co Ltd.

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

•
As the Company has disclosed previously, one of the Company’s large steel mill customers in Europe has filed for receivership.  The Company has approximately $11 million of receivables with this customer. During the fourth quarter of 2013, the Company recorded a bad debt reserve of $2.6 million related to this receivable. Although the Company believes the remaining amounts are collectible, should there be an adverse change in the Company's view on collectability, there could be a charge against income in future periods.

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

Harsco Rail Segment:

•
The short-term outlook for this business is unfavorably impacted by the volume of equipment deliveries from its large contract with the CRC, which were mostly completed during the first quarter of 2013. Compared with 2013, revenues for this Segment are expected to remain relatively flat in 2014 largely due to the completion of the large contract with the CRC offset by organic growth in its after-market parts business and expected deliveries of existing equipment orders with improving operating income and margins. Excluding the effects of the large contract with the CRC, revenue is expected to grow organically at a modest pace.

•
The success in China has been leveraged to secure several new orders in other geographies, as well as with multiple metro systems in China. Recently, the Company secured a contract award worth over $100 million through 2016 from the SBB, the federal railway system of Switzerland. This award broadens the business landscape for the Harsco Rail Segment by introducing the first rail products the Company will design and manufacture in Europe. The Company's capabilities to compete and deliver on large projects provides increased opportunities to build out its pipeline further, and it enables the Company to continue to pursue other large projects. The Company will continue to focus on growing its after-market parts business

•
The longer-term outlook for this Segment continues to be favorable. The global demand for railway maintenance-of-way equipment, parts and services continues to be strong, giving positive indication of further opportunities for this Segment.

•
The Harsco Rail Segment expects to develop a larger presence in certain developing countries as track construction and maintenance needs grow.  Additionally, sales opportunities along with strategic acquisitions and/or strategic ventures in the Harsco Rail Segment will be considered if the appropriate strategic opportunities arise.

Harsco Industrial Segment:

•
The Harsco Industrial Segment is expecting another year of consistent performance for revenue and operating income in 2014, and will continue to focus on product innovation and development to drive strategic growth in its businesses. As an example, the Company launched a new stainless steel boiler in October 2013 that expanded the boundaries of energy efficiency and innovative design.

•
The Company will focus on growing the Harsco Industrial Segment through disciplined organic expansion and acquisitions that improve competitive positioning in core markets or adjacent market spaces. In January 2014, the Company announced the acquisition of Hammco Corporation, a provider of process coolers for the natural gas and petrochemical processing industries. This acquisition provides the Harsco Industrial Segment with entry into the process cooler market and complements the existing air cooled heat exchangers business offerings.

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

•
The air-cooled heat exchangers business of the Harsco Industrial Segment is dependent on a small group of key customers. The loss of one of these customers due to competition or due to financial difficulty, or the filing for bankruptcy protection, could adversely impact the Company's income, cash flows and asset valuations. As part of its credit risk management practices, the Company closely monitors the credit standing and accounts receivable position of its customer base. Longer term, global diversification should reduce customer concentration.

Harsco Infrastructure Segment (Infrastructure strategic venture with CD&R):

•
On November 26, 2013, the Company consummated the previously announced Infrastructure transaction. The Company has contributed substantially all of the Company’s equity interests in, and the net assets of, the Harsco Infrastructure Segment to the Infrastructure strategic venture in exchange for approximately $300 million in cash, inclusive of working capital and other adjustments, and an approximate 29% equity interest in the Infrastructure strategic venture. The Company’s approximate 29% equity interest in the Infrastructure strategic venture will be accounted for under the equity method of accounting as prescribed by U.S. GAAP. Please see Note 1, Summary of Significant Accounting Policies, Note 3, Acquisitions and Dispositions, and Note 5, Equity Method Investments, to the Consolidated Financial Statements under Part II, Item 8, "Financial Statements and Supplementary Data" for additional information on equity method investments and the Infrastructure transaction.

•
The Infrastructure strategic venture creates opportunities for additional value creation from the Company's equity position in a stronger and larger business with a more diversified portfolio of services and offerings. The Company will record its proportionate share of the Infrastructure strategic venture's net income or loss one quarter in arrears.

•	The Company expects to generate additional value in the future upon exit from the Infrastructure strategic venture that will provide additional cash proceeds to the Company.

•
As part of the Infrastructure transaction, the Company is required to make quarterly payments to its partner in the Infrastructure strategic venture, either (at the Company's election) (i) in cash, with total payments to equal approximately $22 million per year on a pre-tax basis (approximately $15 million per year after-tax), or (ii) in kind through the transfer of approximately 2.5% of the Company's ownership interest in the Infrastructure strategic venture on an annual basis (the "unit adjustment liability"). The Company's obligation to make such quarterly payments will cease upon the earlier of (i) the Infrastructure strategic venture achieving $479.0 million in last twelve months' earnings before interest, taxes, depreciation and amortization ("EBITDA") for three quarters, which need not be consecutive, or (ii) eight years after the closing of the Infrastructure transaction. The Company intends to make these quarterly payments in cash and will continue to evaluate the implications of making payments in cash or in kind based upon performance of the Infrastructure strategic venture.

Results of Operations for 2013, 2012 and 2011

(In millions, except per share information and percentages)	2013	2012	2011
Revenues from continuing operations	$2,896.5	$3,046.0	$3,302.7
Cost of services and products sold	2,234.2	2,349.5	2,570.6
Selling, general and administrative expenses	481.1	503.3	535.7
Research and development expenses	9.6	9.1	6.0
Goodwill impairment charge	—	265.0	—
Loss on disposal of Harsco Infrastructure Segment and transaction costs	291.4	—	—
Other expenses	15.1	93.8	102.7
Operating income (loss) from continuing operations	(134.8)	(174.8)	87.6
Interest expense	(49.7)	(47.4)	(48.7)
Change in fair value to unit adjustment liability	(1.0)	—	—
Income tax expense from continuing operations	(34.9)	(35.3)	(49.8)
Loss from continuing operations	(216.7)	(253.2)	(7.5)
Diluted earnings (loss) per common share from continuing operations attributable to Harsco Corporation common stockholders	(2.80)	(3.15)	(0.12)
Effective income tax rate for continuing operations	(19.0)%	(16.1)%	119.6%
Comparative Analysis of Consolidated Results
Revenues
Revenues for 2013 decreased $149.5 million or 5% from 2012. This decrease was attributable to the following significant items:

Changes in Revenues - 2013 vs. 2012	(In millions)
Net decreased revenues in the Harsco Rail Segment due principally to the completion of the large contract with the CRC.	$(64.2)
Impact of timing of the Infrastructure transaction.	(62.9)
Exited underperforming contracts in the Harsco Metals & Minerals Segment.	(38.9)
Impact of foreign currency translation.	(21.6)
Impact of exited operations in certain countries in the Harsco Infrastructure Segment.	(12.4)
Net increased revenues in the Harsco Infrastructure Segment due principally to increased volumes and mix.	24.9
Increased market demand with gains in market share in the principally energy-related and industrial grating markets served by the businesses in the Harsco Industrial Segment.	13.8
Net increased revenues in the Harsco Metals & Minerals Segment due to price/volume, primarily attributable to volume changes.	11.8
Total change in revenues - 2013 vs. 2012	$(149.5)

Revenues for 2012 increased $256.7 million or 8% from 2011. This increase was attributable to the following significant items:

Changes in Revenues - 2012 vs. 2011	(In millions)
Impact of foreign currency translation.	$(123.0)
Exited underperforming contracts in the Harsco Metals & Minerals Segment.	(68.1)
Net decreased revenues in the Harsco Infrastructure Segment due principally to decreased volumes in erection and dismantling services.	(66.7)
Impact of exited operations in the Harsco Infrastructure Segment.	(60.6)
Net decreased revenues in the Harsco Metals & Minerals Segment due to decreased steel production by customers.	(38.8)
Net increased revenues in the Harsco Rail Segment due principally to increased equipment deliveries.	52.6
Increased market demand with gains in market share and overall economic improvement in the principally energy-related markets served by these businesses in the Harsco Industrial Segment.	47.9
Total Change in Revenues 2012 vs. 2011	$(256.7)

Cost of Services and Products Sold
Cost of services and products sold for 2013 decreased $115.3 million or 5% from 2012. This decrease was attributable to the following significant items:

Change in Cost of Services and Products Sold - 2013 vs. 2012	(In millions)
Impact of timing of Infrastructure transaction.	$(61.3)
Effect of foreign currency translation.	(24.4)
Decreased costs due to changes in revenues (exclusive of the effect of foreign currency translation, and including the impact of restructuring program savings and the impact of fluctuations in commodity costs included in selling prices).	(17.5)
Impact of exited operations in certain countries in the Harsco Infrastructure Segment.	(12.1)
Total Change in Cost of Services and Products Sold 2013 vs. 2012	$(115.3)

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

Selling, General and Administrative Expenses
Selling, general and administrative expenses for 2013 decreased $22.3 million or 4% from 2012. This decrease was attributable to the following significant items:

Changes in Selling, General and Administrative Expenses - 2013 vs. 2012	(In millions)
Decreased compensation expense due to the realization of cost savings benefits from restructuring activities, exited operations in the Harsco Infrastructure Segment, and timing of the Infrastructure transaction.	$(20.0)
Decreased commissions primarily due to lower sales in the Harsco Rail Segment.	(6.7)
Decreased insurance expense.	(2.2)
Lower bad debt expense.	(1.0)
Effect of foreign currency translation.	(0.7)
Increased professional fees.	9.0
Other.	(0.7)
Total Change in Selling, General and Administrative Expenses 2013 vs. 2012	$(22.3)

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

Goodwill Impairment Charge
In the fourth quarter of 2012, the Company recorded a pre-tax, non-cash goodwill impairment charge of $265.0 million in its Harsco Infrastructure Segment as a result of its annual impairment testing procedures. Please see Application of Critical Accounting Policies under Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Result of Operations," for further discussion regarding the goodwill impairment charge.

Loss on Disposal of Harsco Infrastructure Segment and Transaction Costs
On November 26, 2013, the Company consummated the Infrastructure transaction. The Company has contributed substantially all of the Company’s equity interests in, and the net assets of, the Harsco Infrastructure Segment to the Infrastructure strategic venture in exchange for approximately $300 million in cash, subject to working capital and other adjustments, and an approximate 29% equity interest in Brand. The Company’s approximate 29% equity interest in the Infrastructure strategic venture will be accounted for under the equity method of accounting as prescribed by U.S. GAAP. Please see Note 1, Summary of Significant Accounting Policies, and Note 5, Equity Method Investments, to the Consolidated Financial Statements under Part II, Item 8, "Financial Statements and Supplementary Data" for additional information on equity method investments.

As a result of the Infrastructure transaction, the Company recorded an estimated non-cash long-lived asset impairment charge of $241.3 million during the third quarter of 2013. The Company recorded an additional loss on disposal of Harsco Infrastructure Segment of $30.0 million during the fourth quarter of 2013 related to the Infrastructure transaction. The increase loss on disposal of Harsco Infrastructure Segment from September 30, 2013 was due principally to the final valuation of the equity interest in the Infrastructure strategic venture and changes in working capital and other adjustments.  Additionally, the Company incurred $20.1 million of expenses during the year ended December 31, 2013 in conjunction with the Infrastructure transaction.

Please see Note 3, Acquisitions and Dispositions, to the Consolidated Financial Statements under Part II, Item 8, "Financial Statements and Supplementary Data" for additional information on the Infrastructure transaction.

Other Expenses
This income statement classification includes: restructuring costs for employee termination benefit costs, impaired asset write-downs, product line rationalization, costs to exit activities, net gains on the disposal of non-core assets and business combination accounting adjustments for contingent consideration related to acquisitions by the Company. The most significant change in Other expenses relates to restructuring costs that were incurred principally in the Harsco Infrastructure Segment. Additional information on Other expenses is included in Note 17, Other Expenses, to the Consolidated Financial Statements under Part II, Item 8, “Financial Statements and Supplementary Data."

During 2013, 2012 and 2011, the Company recorded pre-tax Other expenses of $15.1 million, $93.8 million and $102.7 million, respectively. The major components of this income statement caption are as follows:

	Other (Income) Expenses
(In thousands)	2013	2012	2011
Net gains	$(4,657)	$(5,848)	$(6,162)
Contingent consideration adjustments	—	—	(3,966)
Employee termination benefits costs	3,928	31,158	36,174
Costs to exit activities	5,382	38,626	10,007
Product line rationalization	—	24,966	66,063
Impaired asset write-downs	9,688	7,152	—
Other (income) expense	769	(2,278)	624
Total	$15,110	$93,776	$102,740
Interest Expense
2013 vs. 2012
Interest expense in 2013 was $49.7 million, an increase of $2.3 million or 5% compared with 2012. The increase primarily reflects higher average borrowings prior to the Infrastructure transaction.

2012 vs. 2011
Interest expense in 2012 was $47.4 million, a decrease of $1.4 million or 3% compared with 2011. The decrease primarily reflects fluctuations in foreign currency exchange rates and decreased financing costs associated with the renewed revolving credit facility, partially offset by higher outstanding net borrowings.

Change in Fair Value to Unit Adjustment Liability
This caption represents the non-cash fair value adjustment to the Company's unit adjustment liability related to the Infrastructure transaction since November 26, 2013.

As part of the Infrastructure transaction, the Company is required to make quarterly payments to its partner in the Infrastructure strategic venture. The resulting liability is reflected in the caption, Unit adjustment liability, on the Company's Consolidated Balance Sheets. The Company will recognize the change in the fair value of the unit adjustment liability each period until the Company is no longer required to make these payments or chooses not to make these payments. The change in the fair value of the unit adjustment liability is a non-cash expense. For the year ended December 31, 2013, the Company recognized expense of $1.0 million related to the change in the fair value of the unit adjustment liability.

The Company's obligation to make such quarterly payments will cease upon the earlier of (i) Brand achieving $479.0 million in last twelve months' EBITDA for three quarters, which need not be consecutive, or (ii) eight years after the closing of the Infrastructure transaction. In addition, upon the initial public offering of Brand, the Company's quarterly payment obligation will decrease by the portion of CD&R's ownership interest sold and is eliminated completely once CD&R's ownership interest in Brand falls below 20%. In the event of a liquidation event of Brand, CD&R is entitled to a liquidation preference of approximately $336 million, plus any quarterly payments that had been paid in kind.

The Company intends to make these quarterly payments in cash and will continue to evaluate the implications of making payments in cash or in kind based upon performance of the Infrastructure strategic venture. In the future, should the Company decide not to make the cash payment, the value of both the equity method investment in Brand and the related unit adjustment liability may be impacted, and the change may be reflected in earnings in that period.

Income Tax Expense from Continuing Operations

2013 vs. 2012
Income tax expense from continuing operations in 2013 was $34.9 million, a decrease of $0.3 million compared to 2012. This slight decrease was due to the tax effects of the jurisdictional mix of the $291.4 million non-cash long lived asset impairment charge and transaction costs from the Infrastructure transaction, valuation allowances recorded against deferred tax assets within certain foreign jurisdictions that Infrastructure operates and additional tax costs of cash repatriation from the Infrastructure transaction. The effective income tax rate relating to continued operations for 2013 was (19.0)% versus (16.1)% for 2012. The effective income tax rate changed between 2012 and 2013 primarily due to the jurisdictional mix of the $291.4 million non-cash long lived asset impairment charge and transaction costs for the Infrastructure transaction in 2013 compared with $265.0 million non-deductible, non-cash goodwill impairment charges recorded during 2012, tax expense recorded for valuation allowances on deferred tax assets within certain foreign jurisdictions that Infrastructure operated, and for the additional tax costs of repatriation from the Infrastructure transaction.
2012 vs. 2011
Income tax expense from continuing operations in 2012 was $35.2 million, a decrease of $14.6 million or 29% compared to 2011. The decrease is mainly due to a change in realizability of the beginning of the year deferred tax assets of $37.3 million primarily related to the Company's U.K. deferred tax assets on its U.K pension obligations recorded in 2011 that was not repeated in 2012 offset by a change in the geographic mix of earnings for year 2012 compared with prior years primarily due to losses from operations and restructuring charges in certain jurisdictions where tax benefits are not more-likely-than-not to be recognized. The effective income tax rate relating to continued operations for 2012 was (16.1)% versus 119.6% for 2011. The decrease in the effective income tax rate for 2012 compared with 2011 is the result of certain discrete items, including: a non-deductible goodwill impairment charge of $265.0 million for which the Company has no tax basis as a result of historical stock acquisitions; and a change in the realizability of beginning of the year deferred tax assets of $37.3 million primarily related to the Company's U.K. deferred tax assets on its U.K. pension obligations in 2011 that were not repeated in 2012. The decrease in the effective tax rate for 2012 compared with 2011 was offset by a change in the geographic mix of earnings for year 2012 compared with prior years primarily due to losses from operations and restructuring charges in certain jurisdictions where tax benefits will not be able to be recognized; and the reduction in tax benefits from the lapse of several statutes of limitations for uncertain tax positions in 2012 compared to 2011.
For additional detail, see Note 11, Income Taxes, to the Consolidated Financial Statements under Part II, Item 8, “Financial Statements and Supplementary Data."

Loss from Continuing Operations

2013 vs. 2012
A loss from continuing operations in 2013 of $216.7 million was $36.5 million lower than the loss from continuing operations in 2012 of $253.2 million. This decrease was principally driven by non-repeated restructuring charges associated with the 2011/2012 Restructuring Program of $94.5 million and the pre-tax $265.0 million goodwill impairment charge in the Harsco Infrastructure Segment, partially offset by the $291.4 million loss on disposal of Harsco Infrastructure Segment and transaction costs for the Infrastructure transaction, and lower volume in the Harsco Rail Segment.

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
During 2013, the Company generated $188.3 million in operating cash flow, a decrease from the $198.9 million generated in 2012. Approximately $13.7 million of cash was disbursed in 2013 for restructuring costs associated with the Fourth Quarter 2010 Harsco Infrastructure Program and the 2011/2012 Restructuring Program, which are described in Note 19, Restructuring Programs, in Part II, Item 8, "Financial Statements and Supplementary Data," compared to $81.3 million in 2012. In 2013, the Company invested $246.1 million in capital expenditures, mostly for the Harsco Metals & Minerals Segment, compared with $265.0 million invested in 2012. The Company paid approximately $66 million in dividends to stockholders in both 2013 and 2012.
The Company's net cash borrowings decreased by $183.7 million in 2013 principally due to the use of proceeds from the Infrastructure transaction to repay short-term borrowings. The Company’s total consolidated debt to consolidated EBITDA ratio was 2.1 to 1.0 at December 31, 2013.
The Company plans to redeploy discretionary cash for disciplined organic growth and international or market-segment diversification; for growth in long-term, higher-return service contracts for the Harsco Metals & Minerals Segment, principally in targeted growth markets or for customer diversification; and for strategic investments or possible acquisitions in the Harsco Rail and Harsco Industrial Segments. The Company also foresees continuing its long and consistent history of paying dividends to stockholders.
The Company continues its focus on improving working capital efficiency. The Company's Continuous Improvement initiatives are being used to further improve effective and efficient use of working capital, particularly in accounts receivable and inventories.
The Company received $303.0 million of net proceeds upon consummation of the Infrastructure transaction. The Company generated $19.0 million in cash flow from asset sales in 2013 compared with $49.8 million in 2012. While the Company plans to continue to supplement cash from operations with future assets sales, included in these amounts are $0.4 million and $18.0 million for 2013 and 2012, respectively, of assets sales associated with restructuring programs that will not repeat in future years. Asset sales have been a normal part of the Company's business model, primarily for the Harsco Infrastructure and Harsco Metals & Minerals Segments.

Cash Requirements
The following summarizes the Company's expected future payments related to contractual obligations and commercial commitments at December 31, 2013:
Contractual Obligations and Commercial Commitments at December 31, 2013 (a)

		Payments Due by Period
(In millions)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Short-term borrowings	$7.5	$7.5	$—	$—	$—
Long-term debt (including current maturities and capital leases)	803.4	20.3	287.5	494.5	1.1
Projected interest payments on long-term debt (b)	135.2	36.5	62.1	36.5	0.1
Pension obligations (c)	750.8	76.5	145.0	152.6	376.7
Operating leases (non-cancellable) (d)	40.9	11.6	13.5	4.6	11.2
Purchase obligations (e)	106.9	101.2	4.5	1.1	0.1
Cross currency interest rate swaps (f)	609.5	29.1	59.4	269.8	251.2
Foreign currency forward exchange contracts (g)	541.8	541.8	—	—	—
Unit adjustment liability (h)	143.6	22.3	44.6	44.6	32.1
Total contractual obligations (i)	$3,139.6	$846.8	$616.6	$1,003.7	$672.5

(a)
See Note 5, Equity Method Investments; Note 8, Debt and Credit Agreements; Note 9, Operating Leases; Note 10, Employee Benefit Plans; Note 11, Income Taxes; and Note 15, Financial Instruments, to the Consolidated Financial Statements under Part II, Item 8, "Financial Statements and Supplementary Data," for additional disclosures on the unit adjustment liability; short-term borrowings and long-term debt (including capital leases); operating leases; pensions; income taxes; and cross currency interest rate swaps and foreign currency forward exchange contracts, respectively.

(b)
The total projected interest payments on long-term debt are based upon borrowings, interest rates and foreign currency exchange rates at December 31, 2013. The interest rates on variable-rate debt and the foreign currency exchange rates are subject to changes beyond the Company's control and may result in actual interest expense and payments differing from the amounts projected above.

(c)
Amounts represent principally expected payments to beneficiaries from defined benefit pension plans for the next ten years. The Company expects to make a minimum of $38.4 million in cash contributions to its defined benefit pension plans during 2014.

(d)
The decrease in contractual obligations related to operating leases (non-cancellable) since December 31, 2012 relates primarily to the consummation of the Infrastructure transaction. See Note 3, Acquisitions and Dispositions, to the Consolidated Financial Statements under Part II, Item 8, "Financial Statements and Supplementary Data," for additional information related to the Infrastructure transaction.

(e)
Purchase obligations represent legally-binding obligations to purchase property, plant and equipment, inventory and other commitments made in the normal course of business to meet operations requirements.

(f)
Amounts represents the notional value of the cross currency interest rate swaps outstanding at December 31, 2013. Due to the nature of these contracts, there will be offsetting cash flows of approximately $627.4 million to these obligations. The cross currency interest rate swaps are recorded on the Consolidated Balance Sheets at fair value.

(g)
Amounts represents the notional value of the foreign currency exchange contracts outstanding at December 31, 2013. Due to the nature of these contracts, there will be offsetting cash flows of approximately $539.8 million to these obligations, with the difference recognized as a gain or loss in the Consolidated Statements of Operations.

(h)
Amounts represent expected payments related to the unit adjustment liability that resulted from the Infrastructure transaction. See Note 5, Equity Method Investments, to the Consolidated Financial Statements under Part II, Item 8, "Financial Statements and Supplementary Data," for additional information on the unit adjustment liability.

(i)
At December 31, 2013, in addition to the above contractual obligations, the Company had approximately $17.5 million of potential long-term tax liabilities, including interest and penalties, related to uncertain tax positions. Because of the high degree of uncertainty regarding the future cash flows associated with these potential long-term tax liabilities, the Company is unable to estimate the years in which settlement will occur with the respective taxing authorities. These long-term tax liabilities may be partially offset by loss carry forwards of $8.9 million which may be recognized upon the resolution of certain uncertain tax positions.

Off-Balance Sheet Arrangements
The following table summarizes the Company's contingent commercial commitments at December 31, 2013. These amounts are not included on the Company's Consolidated Balance Sheets since there are no current circumstances known to management indicating that the Company will be required to make payments on these contingent commercial commitments.
Commercial Commitments at December 31, 2013

		Amount of Commercial Commitment Expiration Per Period
(In millions)	Total	Less than 1 Year	1-3 Years	3-5 Years	Over 5 Years	Indefinite Expiration
Standby letters of credit	$110.4	$103.2	$6.0	$1.2	$—	$—
Guarantees	83.5	11.6	0.6	—	6.1	65.2
Performance bonds	26.2	12.4	6.2	—	—	7.6
Other commercial commitments	11.1	—	—	—	—	11.1
Total commercial commitments	$231.2	$127.2	$12.8	$1.2	$6.1	$83.9
Certain commercial commitments that are of a continuous nature do not have an expiration date and are therefore considered to be indefinite in nature. Please refer to Note 15, Financial Instruments, to the Consolidated Financial Statements under Part II, Item 8, "Financial Statements and Supplementary Data," for additional disclosures related to off-balance sheet agreements.
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
Resources Available for Cash Requirements for Operational and Growth Initiatives
In addition to utilizing cash from operations and cash proceeds from asset sales, the Company has bank credit facilities available throughout the world. Public markets are also accessed through discrete-term note issuance to investors.  The Company also utilizes capital leases to finance the acquisition of certain equipment when appropriate which allows the Company to minimize capital expenditures. The Company expects to continue to utilize all these sources to meet its future cash requirements for operations and growth initiatives.
The following table illustrates available credit at December 31, 2013:

(In millions)	Facility Limit	Outstanding Balance	Available Credit
Multi-year revolving credit facility	$525.0	$35.0	$490.0

In March 2012, the Company entered into an Amended and Restated Five Year Credit Agreement (the "Credit Agreement") providing for $525 million of borrowing capacity through a syndicate of 14 banks.  The Credit Agreement matures in March 2017.  The Company has the option to increase the borrowing capacity available under the Credit Agreement to $550 million.  The Credit Agreement amended and restated the Company’s multi-year revolving credit facility, which was set to mature in December 2012. Borrowings under the Credit Agreement are available in most major currencies with active markets and at interest rates based upon LIBOR, plus a margin.

On September 12, 2013, the Company entered into Amendment No.1 ("Amendment No. 1") to the Credit Agreement. In addition to certain administrative and conforming modifications, Amendment No. 1 replaced the total consolidated debt to total consolidated capital ratio debt covenant. That debt covenant was replaced by a debt covenant for total consolidated debt to consolidated EBITDA, which is not to exceed 3.5 to 1.0. During the three months ended September 30, 2013, the Company expensed $0.4 million of fees associated with Amendment No. 1.

On December 20, 2013, the Company entered into Amendment No. 2 ("Amendment No. 2") to the Credit Agreement.  Amendment No. 2 modified certain defined terms to reflect the impact of the Infrastructure transaction. During the three months ended December 31, 2013, the Company expensed $0.3 million of fees associated with Amendment No. 2.
During the third quarter of 2013, the Company's U.S. commercial paper program was canceled. The cancellation of the Company's U.S. commercial paper program had no impact on the Company's liquidity and capital resources because the Company had sufficient available credit under the Credit Agreement.
Additionally, the Company retired the $150.0 million aggregate principal amount of 5.125% notes, due September 15, 2013, at maturity using borrowings under the Credit Agreement; which were repaid during the fourth quarter of 2013 using proceeds from the Infrastructure transaction.
See Note 8, Debt and Credit Agreements, to the Consolidated Financial Statements under Part II, Item 8, "Financial Statements and Supplementary Data," for more information on the Company's Credit Agreement.
Credit Ratings and Outlook
The following table summarizes the Company's current debt ratings:

Rating Agency	Long-term Notes	Watch / Outlook
Standard & Poor's (S&P)	BB+	Stable Outlook
Moody's	Ba1	Stable Outlook
Fitch	BBB-	Negative Outlook
In December 2013, S&P lowered the Company's long-term rating to BB+ while removing the Company from negative watch. Any future downgrades to the Company’s credit ratings may increase borrowing costs to the Company, while an improvement in the Company’s credit ratings may decrease such costs.  However, any future downgrades in the Company’s credit ratings will not reduce availability under the Credit Agreement.
Working Capital Position
Changes in the Company's working capital are reflected in the following table:

(Dollars are in millions)	December 31 2013		December 31 2012		Increase (Decrease)
Current Assets
Cash and cash equivalents	$93.6		$95.3		$(1.6)
Trade accounts receivable, net	353.2		600.3		(247.1)
Other receivables, net	46.5		39.8		6.6
Inventories	155.7		236.5		(80.8)
Assets held-for-sale	114.0		2.4		111.6
Other current assets	75.8		92.2		(16.3)
Total current assets	838.8		1,066.4		(227.7)
Current Liabilities
Notes payable and current maturities	27.7		11.8		15.9
Accounts payable	181.4		221.5		(40.1)
Accrued compensation	53.1		94.4		(41.3)
Income taxes payable	7.2		10.1		(2.9)
Liabilities of assets held-for-sale	109.2		—		109.2
Due to unconsolidated affiliate	25.0		—		25.0
Unit adjustment liability	22.3		—		22.3
Other current liabilities	180.9		299.8		(118.9)
Total current liabilities	606.8		637.6		(30.8)
Working Capital	$232.0		$428.9		$(196.9)
Current Ratio (a)	1.4	:1	1.7	:1

(a)	Calculated as Current assets / Current liabilities

Working capital decreased $196.9 million or 45.9% in 2013 due primarily to the following factors:

•
As part of the Infrastructure transaction, the Company contributed substantially all current assets and current liabilities of the Harsco Infrastructure Segment to the Infrastructure strategic venture; and

•
Increased current liabilities related to the Infrastructure transaction including the current portions of the funding of certain transferred defined benefit pension plan obligations for a period of time and the unit adjustment liability included in the new captions, Due to unconsolidated affiliate and Unit adjustment liability, respectively.

Additional factors impacting working capital for the year ended December 31, 2013 were as follows:

•	Working capital was positively affected by a decrease in Other current liabilities related to a decrease in customer advances in the Harsco Rail Segment due to the delivery of certain machines;

•	Working capital was negatively impacted by an increase in Notes payable and current maturities related to the repayment requirements of the Company's borrowings; and

•	Working capital was negatively impacted by an increase in Accounts payable primarily due to the timing of payments across all segments.

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
At December 31, 2013, the Company's metals services contracts had estimated future revenues of $5.4 billion at expected production levels, compared with $4.9 billion at December 31, 2012. This is primarily due to a number of new contracts and contract extensions signed with various customers during 2013. There are no significant metals services contracts for which the costs to complete the contract are currently estimated to exceed the revenue to be realized included in the above estimated future revenues.
At December 31, 2013, the Company's railway track maintenance services and equipment business had estimated future revenues of $229.4 million compared with $180.3 million at December 31, 2012. This increase is primarily due to a contract award worth over $100 million through 2016 from the SBB, the federal railway system of Switzerland, partially offset by shipments during 2013. The railway track maintenance services and equipment business includes items with long lead-times necessary to build certain equipment. In addition, at December 31, 2013, the Company had an order backlog of $83.9 million in the Harsco Industrial Segment. This compares with $98.4 million at December 31, 2012. The decrease from December 31, 2012 is due principally to modest decreases in the industrial grating products and air-cooled heat exchanger businesses. Order backlog for roofing granules and slag abrasives; and for the reclamation and recycling services of high-value content from steelmaking slag is excluded from the above amounts. These amounts are generally not quantifiable due to the short order lead times for certain services, the nature and timing of the products and services provided and equipment rentals with the ultimate length of the rental period unknown.
The types of products and services that the Company provides are not subject to rapid technological change, which increases the stability of related cash flows. Additionally, the Company believes each business in its balanced portfolio is a leader in the industries and major markets the Company serves. Due to these factors, the Company is confident in the Company's future ability to generate positive cash flows from operations.
Cash Flow Summary
The Company's cash flows from operating, investing and financing activities, as reflected on the Consolidated Statements of Cash Flows, are summarized in the following table:
Summarized Cash Flow Information

(In millions)	2013	2012	2011
Net cash provided by (used in):
Operating activities	$188.3	$198.9	$298.8
Investing activities	62.7	(219.3)	(255.8)
Financing activities	(248.7)	(4.5)	(39.6)
Effect of exchange rate changes on cash	(3.9)	(1.0)	(6.5)
Net change in cash and cash equivalents	$(1.6)	$(25.9)	$(3.1)

Cash From Operating Activities—Net cash provided by operating activities in 2013 was $188.3 million, a decrease of $10.6 million from 2012. The decrease was primarily due to net decreased working capital, partially offset by a reduction in restructuring payments and higher net income (excluding the impact of non-cash impairment charges). Net cash provided by operating activities in 2012 was $198.9 million, a decrease of $99.9 million from 2011. The decrease was primarily due to increased cash outflows associated with the 2011/2012 Restructuring Program and the Fourth Quarter 2010 Harsco Infrastructure Program.
Included in the cash flows from operating activities section of the Consolidated Statement of Cash Flows is the caption Other, net. In 2013, there were no individually significant components of this caption. In 2012, this caption consisted principally the non-cash impact of gains and losses on the sale of assets not included in the 2011/2012 Restructuring Program, as well as $10.9 million of non-cash cumulative currency translation adjustment gains associated with the exit of from certain countries in 2012.  In 2011, there were no individually significant components of this caption.
Also included in the cash flows from operating activities section of the Consolidated Statement of Cash Flows is the caption Other assets and liabilities. For the years ended December 31, 2013, 2012 and 2011, the decreases in this caption were $46.8 million, $51.4 million and $52.6 million, respectively. The major components of this caption include the net impact of defined benefit pension plan funding, fluctuations in advances from customers and fluctuations in vendor prepayments. A summary of these components for the years presented is as follows:

(in millions)	2013	2012	2011
Net cash provided by (used in):
Change in net defined benefit pension liabilities	$(16.1)	$(12.7)	$(19.6)
Change in advance on contracts to customers	(21.4)	(63.9)	(17.1)
Change in prepaid expenses	(2.7)	30.2	(6.9)
Other	(6.6)	(5.0)	(9.0)
Total	$(46.8)	$(51.4)	$(52.6)
Cash Used in Investing Activities—In 2013, cash provided by investing activities was $62.7 million consisting primarily of net proceeds from the Infrastructure transaction of $303.0 million, partially offset by capital investments of $246.1 million. Capital investments decreased $18.9 million compared with 2012. In 2012, cash used in investing activities was $219.3 million consisting principally of capital investments of $265.0 million. Capital investments decreased $48.1 million compared with 2011.
Cash Used in Financing Activities—In 2013, cash used in financing activities was $248.7 million, an increase of $244.1 million from 2012. The increase was primarily due to use of cash proceeds from the Infrastructure transaction to repay outstanding borrowings. Cash used in financing activities in 2012 was $4.5 million, a decrease of $35.0 million from 2011. The decrease was primarily due to increased commercial paper borrowings and use of the Company's multi-year revolving credit facility.
The following table summarizes the Company's debt and capital positions at December 31, 2013 and 2012:

(Dollars are in millions)	December 31 2013	December 31 2012
Notes payable and current maturities	$27.7	$11.8
Long-term debt	783.2	957.4
Total debt	810.9	969.3
Total equity	606.8	861.6
Total capital	$1,417.7	$1,830.9

Debt Covenants
During mid-September 2013, the Company entered into Amendment No. 1. In addition to certain administrative and conforming modifications, Amendment No. 1 replaced the total consolidated debt to total consolidated capital ratio covenant of the Credit Agreement with a total consolidated debt to consolidated EBITDA ratio covenant, which is not to exceed 3.5 to 1.0.

Additionally, the Credit Agreement contains covenants that limit the proportion of subsidiary consolidated indebtedness to a maximum of 10% of consolidated tangible assets and require a minimum total consolidated EBITDA to consolidated interest charges ratio of 3.0 to 1.0. The Company’s 5.75% and 2.70% notes include covenants that require the Company to offer to repurchase the notes at 101% of par in the event of a change of control of the Company or disposition of substantially all of the Company’s assets in combination with a downgrade in the Company’s credit rating to non-investment grade.  At December 31, 2013, the Company was in compliance with these covenants as the total consolidated debt to consolidated EBITDA ratio was 2.1 to 1.0, the proportion of subsidiary consolidated indebtedness to consolidated tangible assets was 4.2% and total consolidated EBITDA to consolidated interest charges was 8.0 to 1.0. Based on balances at December 31, 2013, the Company could increase borrowings by $549.3 million and still be in compliance with its debt covenants.  Alternatively, keeping all other factors constant, the Company's EBITDA could decrease by $156.9 million and the Company would still be within its covenants. The Company expects to continue to be in compliance with these debt covenants for at least the next twelve months.

Cash Management
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

At December 31, 2013, the Company's consolidated cash and cash equivalents included $91.7 million held by non-U.S. subsidiaries. At December 31, 2013, less than 10% of the Company's consolidated cash and cash equivalents had regulatory restrictions that would preclude the transfer of funds with and among subsidiaries. The cash and cash equivalents held by non-U.S. subsidiaries also included $25.5 million held in consolidated strategic ventures. The strategic venture agreements may require strategic venture partner approval to transfer funds with and among subsidiaries. While the Company's remaining non-U.S. cash and cash equivalents can be transferred with and among subsidiaries, the majority of these non-U.S. cash balances will be used to support the on-going working capital needs and continued growth of the Company's non-U.S. operations.
The Company currently expects to continue paying dividends to stockholders. In February 2014, the Company paid its 255th consecutive quarterly cash dividend. In January 2014, the Company also declared its 256th consecutive quarterly cash dividend, payable in May 2014.
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
The Company believes the following critical accounting policies are affected by the Company's more significant judgments and estimates used in the preparation of the Company's consolidated financial statements. Management has discussed the development and selection of the critical accounting estimates described below with the Audit Committee of the Board of Directors (the "Board") and they have reviewed the Company's disclosures relating to these estimates in this Management's Discussion and Analysis of Financial Condition and Results of Operations. These items should be read in conjunction with Note 1, Summary of Significant Accounting Policies, to the Consolidated Financial Statements under Part II, Item 8, "Financial Statements and Supplementary Data."

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
Changes in the discount rate assumption and the actual performance of plan assets compared with the expected long-term rate of return on plan assets are the primary drivers in the change in funded status of the Company's defined benefit pension plans. These factors are components of actuarial loss (gain) and impact the amount recognized in Other comprehensive income (loss), as such actuarial changes are not reflected directly in the Consolidated Statements of Operations, but amortized over time in accordance with U.S. GAAP. The tables below show the underfunded status of the Company's combined defined benefit pension plans, global weighted average discount rate at year end, the comparison of actual and expected return on plan assets and Other comprehensive income (loss) attributable to pension liability adjustments. The change in the underfunded status of from December 31, 2012 to December 31, 2013 reflects higher discount rates, the impact of transferring certain defined benefit pension plans to the Infrastructure strategic venture as part of the Infrastructure transaction, performance of overall equity markets resulting in higher actual returns on plan assets and increased employer contributions. The change in underfunded status from December 31, 2011 to December 31, 2012 reflects moderate changes in underfunded status as actual asset returns in excess of expected returns helped counteract the impact of decreases in the discount rate. The change in underfunded status from December 31, 2010 to December 31, 2011 reflects a decrease in discount rate coupled with actual returns less than expected returns as market conditions negatively impacted both U.S. and international plans.

(in millions)	December 31 2013	December 31 2012	December 31 2011	December 31 2010
Underfunded status	$237.8	$384.1	$343.6	$218.6
Global weighted average discount rate	4.7%	4.2%	4.7%	5.4%

(in millions)	For the Years Ended December 31
	2013	2012	2011
Actual return on plan assets	$100.5	$85.6	$26.0
Expected return on plan assets	62.6	60.7	69.2
Other comprehensive income (loss) attributable to pension liability adjustments, pre-tax	106.7	(61.2)	(143.0)

The Company made cash contributions to its defined benefit pension plans of $32.9 million, $36.0 million and $32.4 million during 2013, 2012 and 2011, respectively. Additionally, the Company expects to make a minimum of $38.4 million in cash contributions to its defined benefit pension plans during 2014. See Note 3, Acquisitions and Dispositions, in Part II, Item 8, "Financial Statements and Supplementary Data," for additional information related to the Infrastructure transaction.

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
The discount rates used in calculating the Company's projected benefit obligations at the December 31, 2013 measurement date for the U.K. and U.S. defined benefit pension plans were 4.6% and 4.7%, respectively, and the global weighted-average discount rate was 4.7%. The discount rates selected represent the average yield on high-quality corporate bonds at the measurement dates. Annual net periodic pension cost is determined using the discount rates at the beginning of the year. The discount rates for 2012 expense were 4.3% for the U.K. plan, 3.8% for the U.S. plans and 4.2% for the global weighted-average of plans. Net periodic pension cost and the projected benefit obligation generally increase as the selected discount rate decreases.

The expected long-term rate of return on plan assets is determined by evaluating the asset return expectations with the Company's advisors as well as actual, long-term, historical results of asset returns for the pension plans. Generally the net periodic pension cost increases as the expected long-term rate of return on assets decreases. For 2013, the global weighted-average expected long-term rate of return on asset assumption was 6.8%. For 2014, the expected global long-term rate of return on assets is 7.0%. This rate was determined based on a model of expected asset returns for an actively managed portfolio.
Changes in defined benefit net periodic pension cost may occur in the future due to changes in actuarial assumptions and due to changes in returns on plan assets resulting from financial market conditions. Holding all other assumptions constant, using December 31, 2013 plan data, a one-half percent increase or decrease in the discount rate and the expected long-term rate of return on plan assets would increase or decrease annual 2013 pre-tax defined benefit net periodic pension cost as follows:
Approximate Changes in Pre-tax Defined Benefit Net Periodic Pension Cost

	U.S. Plans	U.K. Plan
Discount rate
One-half percent increase	Decrease of $0.1 million	Decrease of $1.9 million
One-half percent decrease	Increase of $0.1 million	Increase of $2.0 million
Expected long-term rate of return on plan assets
One-half percent increase	Decrease of $1.1 million	Decrease of $3.6 million
One-half percent decrease	Increase of 1.1 million	Increase of $3.6 million
Should circumstances that affect these estimates change, increases or decreases to the net pension obligations may be required. Additionally, certain events could result in the pension obligation changing at a time other than the annual measurement date. This would occur when a benefit plan is amended or when plan curtailments or settlements occur. See Note 10, Employee Benefit Plans, to the Consolidated Financial Statements under Part II, Item 8, "Financial Statements and Supplementary Data," for additional disclosures related to these items.
Notes and Accounts Receivable
Notes and accounts receivable are stated at their net realizable value through the use of an allowance for doubtful accounts. The allowance is maintained for estimated losses resulting from the inability or unwillingness of customers to make required payments. The Company has policies and procedures in place requiring customers to be evaluated for creditworthiness prior to the execution of new service contracts or shipments of products. These reviews are structured to minimize the Company's risk related to realizability of its receivables. Despite these policies and procedures, the Company may at times still experience collection problems and potential bad debts due to economic conditions within certain industries (e.g., construction and steel industries), countries or regions in which the Company operates. At December 31, 2013 and 2012, trade accounts receivable of $353.2 million and $600.3 million, respectively, were net of reserves of $6.6 million and $17.3 million, respectively. The decreases in accounts receivable and related reserves since December 31, 2012, primarily relates to the consummation of the Infrastructure transaction. See Note 3, Acquisitions and Dispositions, to the Consolidated Financial Statements under Part II, Item 8, "Financial Statements and Supplementary Data," for additional information related to the Infrastructure transaction.

Critical Estimate—Notes and Accounts Receivable
A considerable amount of judgment is required to assess the realizability of receivables, including the current creditworthiness of each customer, related aging of past due balances and the facts and circumstances surrounding any non-payment. The Company's provisions for bad debts during 2013, 2012 and 2011 were $10.2 million, $11.3 million and $7.9 million, respectively.
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

If the financial condition of the Company's customers were to deteriorate, resulting in their inability to make payments, additional allowances may be required. Conversely, an improvement in a customer's ability to make payments could result in a decrease of the allowance for doubtful accounts. Changes in the allowance for doubtful accounts related to both of these situations would be recorded through income in the period the change was determined. It should be noted that the Company has approximately $11 million of receivables due from the customer that is in receivership. During the fourth quarter of 2013, the Company recorded a bad debt reserve of $2.6 million related to this receivable. Although the Company believes the remaining amounts are collectible, should there be an adverse change in the Company's view on collectability there could be a charge against income in future periods.
The Company has not materially changed its methodology for calculating allowances for doubtful accounts for the years presented. See Note 4, Accounts Receivable and Inventories, to the Consolidated Financial Statements under Part II, Item 8, "Financial Statements and Supplementary Data," for additional disclosures related to these items.
Goodwill
The Company's goodwill balances were $431.3 million and $429.2 million at December 31, 2013 and 2012, respectively. The Company performs the annual goodwill impairment test as of October 1. The Company has seven reporting units (only three of which have goodwill associated with them as of December 31, 2013), of which two are included in the Harsco Metals & Minerals Segment. The remaining reporting unit is the Harsco Rail Segment. Almost all of the Company's goodwill is allocated to the Harsco Metals business unit which is included in the Harsco Metals & Minerals Segment.

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

The performance of the Company’s 2013 annual impairment tests did not result in any impairment of the Company’s goodwill.
For the Company's 2013 annual goodwill impairment test, the average annual revenue growth rates over the duration of the DCF models ranged from 1.7% to 3.0%. The average annual cash flow growth rates over the duration of the DCF models ranged from 5.1% to 12.1%. The WACCs used in the 2013 annual goodwill impairment test ranged from 9.0% to 10.6%.

Had the current fair value of the Company's remaining reporting units been hypothetically lowered by 10% as of October 1, 2013, the current fair value of the reporting units would have still exceeded their net book value. Additionally, had the WACC for each of the Company's remaining reporting units been increased by 50 basis points as of October 1, 2013, the current fair value for the Company's remaining reporting units would have still exceeded their net book value.

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

It is important to note that fair values that could be realized in an actual transaction could differ materially from those used to evaluate the impairment of goodwill. The Company has not materially changed its methodology for goodwill impairment testing for the years presented. See Note 1, Summary of Significant Accounting Policies and Note 7, Goodwill and Other Intangible Assets, to the Consolidated Financial Statements under Part II, Item 8, “Financial Statements and Supplementary Data,” for additional disclosure related to these items.

Long-lived Asset Impairment
Long-lived assets are reviewed for impairment when events and circumstances indicate that the book value of an asset may be impaired. During 2013, the Company recorded a $271.3 million loss on disposal of Harsco Infrastructure Segment related to the Infrastructure transaction. Additionally, the amounts charged against pre-tax income from continuing operations related to impaired long-lived assets included in the Other expenses caption on the Consolidated Statements of Operations were $9.7 million and $7.2 million in 2013 and 2012, respectively. There were no amounts charged against pre-tax income from continuing operations related to impaired long-lived assets included in the Other expenses caption on the Consolidated Statements of Operations for 2011.

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

As a result of the Infrastructure transaction, the Company recorded an estimated non-cash long-lived asset impairment charge of $241.3 million during the third quarter of 2013. The Company recorded an additional loss on disposal of Harsco Infrastructure Segment of $30.0 million during the fourth quarter of 2013 related to the Infrastructure transaction. The increase loss on disposal of Harsco Infrastructure Segment from September 30, 2013 was due principally to the final valuation of the equity interest in the Infrastructure strategic venture and changes in working capital and other adjustments.  Further adjustments to the impairment charge may be necessary and the final impairment charge may differ, possibly materially, as a result of any adjustments made to the valuation of certain items set forth on the closing statement prepared by the Company in connection with the Infrastructure transaction, which is subject to review by Brand and requires final agreement between Brand and the Company. The Company determined that the impairment charges were necessary given the fair value of the consideration received in the Infrastructure transaction. The amount of the impairment charge represents the Company's estimate of the difference between the book value of the Harsco Infrastructure Segment, less costs to sell, and the sum of the cash consideration plus the fair value of the Company's approximate 29% equity interest in the Infrastructure strategic venture. The fair value of the equity interest was determined based on the expected future discounted cash flows of the Infrastructure strategic venture.
The Company has not materially changed its methodology for calculating long-lived asset impairments for the years presented. U.S. GAAP requires consideration of all valuation techniques for which market participant inputs can be obtained without undue cost and effort. The use of a DCF model continues to be an appropriate method for determining fair value, however, methodologies such as quoted market prices must also be evaluated. See Note 17, Other Expenses, to the Consolidated Financial Statements under Part II, Item 8, "Financial Statements and Supplementary Data," for additional disclosure related to these items.

Inventories
Inventories are stated at the lower of cost or market. Inventory balances are adjusted for estimated obsolete or unmarketable inventory equal to the difference between the cost of inventory and its estimated market value. At December 31, 2013 and 2012, inventories of $155.7 million and $236.5 million, respectively, are net of lower of cost or market reserves and obsolescence reserves of $9.7 million and $8.5 million, respectively. The decreases in inventories since December 31, 2012, primarily relates to the consummation of the Infrastructure transaction. See Note 3, Acquisitions and Dispositions, to the Consolidated Financial Statements under Part II, Item 8, "Financial Statements and Supplementary Data," for additional information related to the Infrastructure transaction.

Critical Estimate—Inventories
In assessing the ultimate realization of inventory balances, the Company is required to make judgments as to future demand requirements and compare these with the current or committed inventory levels. If actual market conditions are determined to be less favorable than those projected by management, additional inventory write-downs may be required and would be recorded through income in the period the determination is made. Additionally, the Company records reserves to adjust a substantial portion of its U.S. inventory balances to the last-in, first-out ("LIFO") method of inventory valuation. In adjusting these reserves throughout the year, the Company estimates its year-end inventory costs and quantities. At December 31 of each year, the reserves are adjusted to reflect actual year-end inventory costs and quantities. During periods of inflation, the LIFO expense usually increases and during periods of deflation it decreases. These year-end adjustments resulted in pre-tax income of $1.7 million in 2013, pre-tax expense of $0.5 million in 2012 and pre-tax income of $0.6 million in 2011.
The Company has not materially changed its methodology for calculating inventory reserves for the years presented. See Note 4, Accounts Receivable and Inventories, to the Consolidated Financial Statements under Part II, Item 8, "Financial Statements and Supplementary Data," for additional disclosures related to these items.
Insurance Reserves
The Company retains a significant portion of the risk for U.S. workers' compensation, U.K. employers' liability, automobile, general and product liability losses. At December 31, 2013 and 2012, the Company recorded liabilities of $52.4 million and $82.7 million, respectively, related to both asserted as well as unasserted insurance claims. At December 31, 2013 and 2012, $4.0 million and $3.6 million, respectively, was included in insurance liabilities related to claims covered by insurance carriers for which a corresponding receivable has been recorded. The decreases in recorded liabilities related to both asserted as well as unasserted insurance claims since December 31, 2012, primarily relates to the consummation of the Infrastructure transaction. See Note 3, Acquisitions and Dispositions, to the Consolidated Financial Statements under Part II, Item 8, "Financial Statements and Supplementary Data," for additional information related to the Infrastructure transaction.

Critical Estimate—Insurance Reserves
Insurance reserves have been recorded based upon actuarial calculations that reflect the undiscounted estimated liabilities for ultimate losses including claims incurred but not reported. Inherent in these estimates are assumptions that are based on the Company's history of claims and losses, a detailed analysis of existing claims with respect to potential value, and current legal and legislative trends. If actual claims differ from those projected by management, changes (either increases or decreases) to insurance reserves may be required and would be recorded through income in the period the change was determined. During 2013, 2012 and 2011, the Company recorded a retrospective insurance reserve adjustment that decreased pre-tax insurance expense from continuing operations for self-insured programs by $7.2 million, $4.3 million and $2.7 million, respectively. The increase from 2012 relates to non-cash out-of-period adjustments related to these policies. See Note 1, Summary of Significant Accounting Policies, to the Consolidated Financial Statements under Part II, Item 8, "Financial Statements and Supplementary Data," for additional information related these out-of-period adjustments. The Company has programs in place to improve claims experience, such as disciplined claim and insurance litigation management and a focused approach to workplace safety.
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
The Company has not materially changed its methodology for calculating legal and other contingencies for the years presented. There are currently no known trends, demands, commitments, events or uncertainties that are reasonably likely to occur that would materially affect the methodology or assumptions described above. See Note 12, Commitments and Contingencies, to the Consolidated Financial Statements under Part II, Item 8, "Financial Statements and Supplementary Data," for additional disclosure on contingencies.
Income Taxes
The Company's income tax expense, deferred tax assets and liabilities and reserves for uncertain tax positions reflect management's best estimate of taxes to be paid. The Company is subject to various federal, state and local income taxes in the taxing jurisdictions where the Company operates. In determining consolidated income tax expense, the Company makes its best estimate of the annual effective income tax rate at the end of each quarterly period and applies that rate to year-to-date income before income taxes to arrive at the year-to-date income tax provision (exclusive of loss jurisdictions for which no tax benefit is realizable with any discrete tax items recorded separately). At December 31, 2013, 2012 and 2011, the Company's annual effective income tax rate on income from continuing operations was (19.0)%, (16.1)% and 119.6%, respectively.

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
The valuation allowances of $127.2 million and $126.5 million at December 31, 2013 and 2012, respectively, related principally to deferred tax assets for U.K. pension liabilities, net operating loss carryforwards, capital losses, currency translation and foreign investment tax credits that are uncertain as to realizability. In 2013, the Company recorded a net increase in the valuation allowance of $9.4 million related to the Infrastructure transaction and $7.1 million related to losses in certain jurisdictions that the Company determined it is more-likely-than not that these assets will not be realized. This was offset by a $15.8 million reduction in tax expense related to U.K. pension and currency translation adjustments recorded through Accumulated other comprehensive loss. Additionally in 2012, due to the negative financial performance of the Company's U.K. operations and restructuring charges, the Company recorded a non-cash tax expense of approximately $6.1 million to recognize a valuation allowance to fully offset the U.K. operations' net deferred tax assets primarily related to U.K. pension liabilities and losses from operations, as the Company determined it is more-likely-than-not that these assets will not be realized. Excluding the valuation allowance activity related to the Infrastructure transaction, the additional increase in valuation allowances resulted primarily from losses generated in certain jurisdictions that the Company determined it is more-likely-than-not that these assets will not be realized.

A tax benefit from an uncertain tax position may be recognized when it is more-likely-than-not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on its technical merits. The unrecognized tax benefits at December 31, 2013 and 2012 were $17.4 million and $24.5 million, respectively, including accrued interest and penalties. The unrecognized tax benefit may decrease as a result of the lapse of statute of limitations or as a result of final settlement and resolution of outstanding tax matters in various state and international jurisdictions.
The Company has not provided U.S. income taxes on certain non-U.S. subsidiaries' undistributed earnings as such amounts are permanently reinvested outside the United States. The Company evaluates future financial projections for its most significant subsidiaries, the need to reinvest earnings locally and the overall cash requirements of the Company. Based upon this evaluation, the Company determined that certain undistributed earnings from non-U.S. subsidiaries are indefinitely reinvested. The Company believes that it can generate sufficient cash flows to avoid the one-time tax costs associated with repatriation of undistributed earnings to the U.S. from prior periods. At December 31, 2013 and 2012, such earnings were approximately $815 million and $882 million, respectively. If these earnings were repatriated at December 31, 2013, the one-time tax cost associated with the repatriation would be approximately $159 million.
See Note 11, Income Taxes, to the Consolidated Financial Statements under Part II, Item 8, "Financial Statements and Supplementary Data," for additional disclosures related to these items.

Research and Development

Internal funding for research and development was as follows:

	Research and Development Expenses
(In millions)	2013	2012	2011
Harsco Metals & Minerals Segment	$1.9	$1.7	$1.8
Harsco Infrastructure Segment	2.9	3.1	2.7
Harsco Rail Segment	3.4	3.3	0.9
Harsco Industrial Segment	1.3	0.9	0.7
Consolidated Totals	$9.6	$9.1	$6.0
The amounts shown exclude technology development and engineering costs classified in cost of services sold; cost of products sold; or selling, general and administrative expenses.

Recently Adopted and Recently Issued Accounting Standards

Information on recently adopted and recently issued accounting standards is included in Note 2, Recently Adopted and Recently Issued Accounting Standards, to the Consolidated Financial Statements under Part II, Item 8, "Financial Statements and Supplementary Data."

Dividend Action

The Company has paid dividends each year since 1939. The Company paid four quarterly cash dividends of $0.205 per share in 2013, for an annual rate of $0.82 per share. The Board normally reviews the dividend rate periodically during the year and annually at its fourth quarter meeting. There are no significant restrictions on the payment of dividends.
The February 18, 2014 dividend payment of $0.205 per share marked the 255th consecutive quarterly dividend. The Company is philosophically committed to maintaining or increasing the dividend at a sustainable level.
On January 28, 2014, the Company's Board declared a quarterly cash dividend of $0.205 per share, payable May 15, 2014 to stockholders of record at the close of business on April 15, 2014.

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
Management has assessed the effectiveness of its internal control over financial reporting at December 31, 2013 based on the framework established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company's internal control over financial reporting was effective at December 31, 2013.
The effectiveness of the Company's internal control over financial reporting at December 31, 2013 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing in this Annual Report on Form 10-K, which expresses an unqualified opinion on the effectiveness of the Company's internal control over financial reporting at December 31, 2013.

/s/ PATRICK K. DECKER	/s/ F. NICHOLAS GRASBERGER, III
Patrick K. Decker President, Chief Executive Officer and Director	F. Nicholas Grasberger, III Senior Vice President and Chief Financial Officer
February 27, 2014	February 27, 2014

Report of Independent Registered Public Accounting Firm

To The Stockholders of the Corporation:

In our opinion, the accompanying consolidated financial statements present fairly, in all material respects, the financial position of Harsco Corporation at December 31, 2013 and December 31, 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
February 27, 2014

HARSCO CORPORATION
CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)	December 31 2013	December 31 2012
ASSETS
Current assets:
Cash and cash equivalents	$93,605	$95,250
Trade accounts receivable, net	353,181	600,264
Other receivables	46,470	39,836
Inventories	155,689	236,512
Assets held-for-sale	113,968	2,399
Other current assets	75,842	92,182
Total current assets	838,755	1,066,443
Investments	298,856	3,201
Property, plant and equipment, net	711,346	1,266,225
Goodwill	431,265	429,198
Intangible assets, net	53,261	77,726
Other assets	108,265	133,176
Total assets	$2,441,748	$2,975,969
LIABILITIES
Current liabilities:
Short-term borrowings	$7,489	$8,560
Current maturities of long-term debt	20,257	3,278
Accounts payable	181,410	221,479
Accrued compensation	53,113	94,398
Income taxes payable	7,199	10,109
Dividends payable	16,536	16,520
Insurance liabilities	10,523	19,434
Advances on contracts	24,053	47,696
Liabilities of assets held-for-sale	109,176	—
Due to unconsolidated affiliate	24,954	—
Unit adjustment liability	22,320	—
Other current liabilities	129,739	216,101
Total current liabilities	606,769	637,575
Long-term debt	783,158	957,428
Deferred income taxes	8,217	18,880
Insurance liabilities	41,879	63,248
Retirement plan liabilities	241,049	385,062
Due to unconsolidated affiliate	27,292	—
Unit adjustment liability	84,023	—
Other liabilities	42,526	52,152
Total liabilities	1,834,913	2,114,345
COMMITMENTS AND CONTINGENCIES
HARSCO CORPORATION STOCKHOLDERS' EQUITY
Preferred stock, Series A junior participating cumulative preferred stock	—	—
Common stock, par value $1.25 (issued 112,198,693 and 112,063,938 shares at December 31, 2013 and 2012, respectively)	140,248	140,080
Additional paid-in capital	159,025	152,645
Accumulated other comprehensive loss	(370,615)	(411,168)
Retained earnings	1,381,321	1,675,490
Treasury stock, at cost (31,519,768 and 31,479,310 shares at December 31, 2013 and 2012, respectively)	(746,237)	(745,205)
Total Harsco Corporation stockholders' equity	563,742	811,842
Noncontrolling interests	43,093	49,782
Total equity	606,835	861,624
Total liabilities and equity	$2,441,748	$2,975,969

See accompanying notes to consolidated financial statements.

HARSCO CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended December 31
(In thousands, except per share amounts)	2013	2012	2011
Revenues from continuing operations:
Service revenues	$2,229,966	$2,340,996	$2,700,664
Product revenues	666,554	705,022	602,076
Total revenues	2,896,520	3,046,018	3,302,740
Costs and expenses from continuing operations:
Cost of services sold	1,766,730	1,861,732	2,162,948
Cost of products sold	467,485	487,784	407,680
Selling, general and administrative expenses	481,052	503,339	535,679
Research and development expenses	9,570	9,139	6,044
Goodwill impairment charge	—	265,038	—
Loss on disposal of Harsco Infrastructure Segment and transaction costs	291,372	—	—
Other expenses	15,110	93,776	102,740
Total costs and expenses	3,031,319	3,220,808	3,215,091
Operating income (loss) from continuing operations	(134,799)	(174,790)	87,649
Interest income	2,087	3,676	2,751
Interest expense	(49,654)	(47,381)	(48,735)
Change in fair value to unit adjustment liability	(966)	—	—
Income (loss) from continuing operations before income taxes and equity income	(183,332)	(218,495)	41,665
Income tax expense	(34,912)	(35,251)	(49,848)
Equity in income of unconsolidated entities, net	1,548	564	690
Loss from continuing operations	(216,696)	(253,182)	(7,493)
Discontinued operations:
Loss on disposal of discontinued business	(2,398)	(1,843)	(3,306)
Income tax benefit related to discontinued business	906	924	1,243
Loss from discontinued operations	(1,492)	(919)	(2,063)
Net Loss	(218,188)	(254,101)	(9,556)
Less: Net income attributable to noncontrolling interests	(9,753)	(511)	(1,954)
Net loss attributable to Harsco Corporation	$(227,941)	$(254,612)	$(11,510)
Amounts attributable to Harsco Corporation common stockholders:
Loss from continuing operations, net of tax	$(226,449)	$(253,693)	$(9,447)
Loss from discontinued operations, net of tax	(1,492)	(919)	(2,063)
Net Loss attributable to Harsco Corporation common stockholders	$(227,941)	$(254,612)	$(11,510)

Weighted average shares of common stock outstanding	80,755	80,632	80,736
Basic loss per share attributable to Harsco Corporation common stockholders:
Continuing operations	$(2.80)	$(3.15)	$(0.12)
Discontinued operations	(0.02)	(0.01)	(0.03)
Basic loss per share attributable to Harsco Corporation common stockholders	$(2.82)	$(3.16)	$(0.14)	(a)

Diluted weighted average shares of common stock outstanding	80,755	80,632	80,736
Diluted loss per share attributable to Harsco Corporation common stockholders:
Continuing operations	$(2.80)	$(3.15)	$(0.12)
Discontinued operations	(0.02)	(0.01)	(0.03)
Diluted loss per share attributable to Harsco Corporation common stockholders	$(2.82)	$(3.16)	$(0.14)	(a)

(a)	Does not total due to rounding.
See accompanying notes to consolidated financial statements.

HARSCO CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Years ended December 31
(In thousands)	2013	2012	2011
Net loss	$(218,188)	$(254,101)	$(9,556)
Other comprehensive income (loss):
Foreign currency translation adjustments, net of deferred income taxes	(55,827)	11,434	(60,575)
Net gains (losses) on cash flow hedging instruments, net of deferred income taxes of $(1,410), $567 and $(2,126) in 2013, 2012 and 2011, respectively	1,047	(4,333)	5,991
Reclassification adjustment for gain on cash flow hedging instruments, net of deferred income taxes of $25 in 2011	—	—	(58)
Pension liability adjustments, net of deferred income taxes of $(11,095), $7,572 and $19,143 in 2013, 2012 and 2011, respectively	95,604	(53,645)	(123,827)
Unrealized gain (loss) on marketable securities, net of deferred income taxes of $(18), $(3) and $7 in 2013, 2012 and 2011, respectively	31	6	(11)
Total other comprehensive income (loss)	40,855	(46,538)	(178,480)
Total comprehensive loss	(177,333)	(300,639)	(188,036)
Less: Comprehensive income attributable to noncontrolling interests	(10,055)	(950)	(1,733)
Comprehensive loss attributable to Harsco Corporation	$(187,388)	$(301,589)	$(189,769)
   See accompanying notes to consolidated financial statements.

HARSCO CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31
(In thousands)	2013	2012	2011
Cash flows from operating activities:
Net loss	$(218,188)	$(254,101)	$(9,556)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	221,266	251,905	276,021
Amortization	15,775	20,212	34,420
Deferred income tax expense (benefit)	(18,427)	(10,708)	20,826
Equity in income of unconsolidated entities, net	(1,548)	(564)	(690)
Dividends from unconsolidated entities	37	308	226
Harsco 2011/2012 Restructuring Program non-cash adjustment	—	31,443	67,320
Goodwill impairment charge	—	265,038	—
Loss on disposal of Harsco Infrastructure Segment	271,296	—	—
Other, net	2,735	(27,098)	(7,432)
Changes in assets and liabilities, net of acquisitions and dispositions of businesses:
Accounts receivable	(34,504)	22,016	(58,011)
Inventories	18,510	2,365	7,976
Accounts payable	14,319	(37,649)	(2,713)
Accrued interest payable	(1,836)	(319)	(375)
Accrued compensation	(9,860)	517	12,554
Harsco Infrastructure Segment 2010 Restructuring Program accrual	(6,788)	(5,211)	(19,629)
Harsco 2011/2012 Restructuring Program accrual	(17,705)	(7,883)	30,471
Other assets and liabilities	(46,827)	(51,392)	(52,632)
Net cash provided by operating activities	188,255	198,879	298,776
Cash flows from investing activities:
Purchases of property, plant and equipment	(246,147)	(265,023)	(313,101)
Proceeds from the Infrastructure transaction	303,039	—	—
Proceeds from sales of assets	18,984	49,779	42,653
Purchase of businesses, net of cash acquired*	(2,849)	(740)	(1,938)
Other investing activities, net	(10,342)	(3,284)	16,564
Net cash provided (used) by investing activities	62,685	(219,268)	(255,822)
Cash flows from financing activities:
Short-term borrowings, net	(1,901)	(43,464)	21,637
Current maturities and long-term debt:
Additions	316,804	285,850	301,515
Reductions	(498,600)	(184,372)	(297,854)
Cash dividends paid on common stock	(66,211)	(66,068)	(66,146)
Dividends paid to noncontrolling interests	(3,381)	(2,605)	(4,171)
Purchase of noncontrolling interests	(166)	—	—
Contributions from noncontrolling interests	4,825	8,097	8,851
Common stock issued—options	371	725	2,403
Common stock acquired for treasury	—	—	(5,788)
Other financing activities, net	(405)	(2,709)	(1)
Net cash used by financing activities	(248,664)	(4,546)	(39,554)
Effect of exchange rate changes on cash	(3,921)	(999)	(6,454)
Net decrease in cash and cash equivalents	(1,645)	(25,934)	(3,054)
Cash and cash equivalents at beginning of period	95,250	121,184	124,238
Cash and cash equivalents at end of period	$93,605	$95,250	$121,184

*Purchase of businesses, net of cash acquired
Property, plant and equipment	$(2,437)	$—	$(1,394)
Other noncurrent assets and liabilities, net	(412)	(740)	(544)
Net cash used to acquire businesses	$(2,849)	$(740)	$(1,938)
See accompanying notes to consolidated financial statements.

HARSCO CORPORATION CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In thousands, except share and per share amounts)	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
	Issued	Treasury					Total
Balances, January 1, 2011	$139,514	$(737,106)	$141,298	$2,073,920	$(185,932)	$36,451	$1,468,145
Net income (loss)				(11,510)		1,954	(9,556)
Cash dividends declared:
Common @ $0.82 per share				(66,176)			(66,176)
Noncontrolling interests						(4,171)	(4,171)
Translation adjustments, net of deferred income taxes of $2,504					(60,354)	(221)	(60,575)
Cash flow hedging instrument adjustments, net of deferred income taxes of $(2,101)					5,933		5,933
Contributions from noncontrolling interests						9,526	9,526
Pension liability adjustments, net of deferred income taxes of $19,143					(123,827)		(123,827)
Marketable securities unrealized gains, net of deferred income taxes of $7					(11)		(11)
Stock options exercised, net 157,058 shares	249	(840)	2,910				2,319
Vesting of restricted stock units, net 92,630 shares	151	(910)	985				226
Treasury shares repurchased, 286,577		(5,788)					(5,788)
Amortization of unearned stock-based, compensation, net of forfeitures			3,873				3,873
Balances, December 31, 2011	$139,914	$(744,644)	$149,066	$1,996,234	$(364,191)	$43,539	$1,219,918
HARSCO CORPORATION CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Continued)

(In thousands, except share and per share amounts)	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
	Issued	Treasury					Total
Balances, January 1, 2012	$139,914	$(744,644)	$149,066	$1,996,234	$(364,191)	$43,539	$1,219,918
Net income (loss)				(254,612)		511	(254,101)
Cash dividends declared:
Common @ $0.82 per share				(66,132)			(66,132)
Noncontrolling interests						(2,605)	(2,605)
Translation adjustments, net of deferred income taxes of $(5,436)					10,995	439	11,434
Cash flow hedging instrument adjustments, net of deferred income taxes of $567					(4,333)		(4,333)
Contributions from noncontrolling interests						8,602	8,602
Sale of investment in consolidated subsidiary						(704)	(704)
Pension liability adjustments, net of deferred income taxes of $7,572					(53,645)		(53,645)
Marketable securities unrealized gains, net of deferred income taxes of $(3)					6		6
Stock options exercised, 38,900 shares	49		661				710
Vesting of restricted stock units and other stock grants, net 68,558 shares	117	(561)	959				515
Amortization of unearned stock-based compensation, net of forfeitures			1,959				1,959
Balances, December 31, 2012	$140,080	$(745,205)	$152,645	$1,675,490	$(411,168)	$49,782	$861,624

HARSCO CORPORATION CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Continued)

(In thousands, except share and per share amounts)	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss) (a)	Noncontrolling Interests
	Issued	Treasury					Total
Balances, January 1, 2013	$140,080	$(745,205)	$152,645	$1,675,490	$(411,168)	$49,782	$861,624
Net income (loss)				(227,941)		9,753	(218,188)
Cash dividends declared:
Common @ $0.82 per share				(66,228)			(66,228)
Noncontrolling interests						(4,764)	(4,764)
Translation adjustments, net of deferred income taxes of $(5,924)					(56,198)	371	(55,827)
Cash flow hedging instrument adjustments, net of deferred income taxes of $(1,410)					1,116	(69)	1,047
Contributions from noncontrolling interests						4,825	4,825
Purchase of subsidiary shares from noncontrolling interest			(292)			107	(185)
Noncontrolling interests transferred in the Infrastructure transaction (see Note 3, Acquisitions and Dispositions)			1,003			(16,912)	(15,909)
Pension liability adjustments, net of deferred income taxes of $(11,095)					95,604		95,604
Marketable securities unrealized gains, net of deferred income taxes of $(18)					31		31
Stock options exercised, net 20,000 shares	25		375				400
Vesting of restricted stock units and other stock grants, net 74,297 shares	143	(1,032)	2,074				1,185
Amortization of unearned portion of stock-based compensation, net of forfeitures			3,220				3,220
Balances, December 31, 2013	$140,248	$(746,237)	$159,025	$1,381,321	$(370,615)	$43,093	$606,835
(a) Includes changes due to the Infrastructure transaction. See Note 18, Components of Other Comprehensive Loss.

See accompanying notes to consolidated financial statements.

HARSCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Summary of Significant Accounting Policies
On November 26, 2013, the Company consummated the previously announced transaction to sell the Company’s Harsco Infrastructure Segment into a strategic venture with Clayton, Dubilier & Rice (“CD&R”) as part of a transaction that combines the Harsco Infrastructure Segment with Brand Energy & Infrastructure Services, Inc., which CD&R simultaneously acquired (the “Infrastructure transaction”). See Note 3, Acquisitions and Dispositions, for additional information on the Infrastructure transaction.

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

Reclassifications and Out of Period Adjustments
Certain reclassifications have been made to prior year amounts to conform with current year classifications.

During the second quarter of 2013, the Company recorded non-cash out-of-period adjustments that had the net effect of increasing after-tax income by $3.0 million, or $0.04 per diluted share, for the second quarter of 2013, and by $2.6 million, or $0.03 per diluted share, for the first half of 2013. The adjustments are primarily the result of correcting claims-paid information for certain international accrued insurance reserves which were identified during the regular, periodic evaluation of these reserves during the quarter. The Company assessed the individual and aggregate impact of these adjustments on the current year and all prior periods and determined that the cumulative effect of the adjustments was not material to the full-year 2013 results, and did not result in a material misstatement to any previously issued annual or quarterly financial statements. Consequently, the Company recorded the $3.0 million net adjustment in the second quarter of 2013 and has not revised any previously issued annual financial statements or interim financial data.

Cash and Cash Equivalents
Cash and cash equivalents include cash on hand, demand deposits and short-term investments that are highly liquid in nature and have an original maturity of three months or less.

Equity Method Investments
The equity method of accounting is used for investments in which the Company has the ability to exercise significant influence over, but not control of, an investee. Significant influence generally exists if the Company has an ownership interest representing between 20% and 50% of the voting stock of an investee. Equity method investments are recorded at initial fair value and are adjusted to recognize the Company's proportionate share of the investee's net income or losses after the date of the investment, additional contributions made, distributions received, and impairments resulting from other-than-temporary declines in estimated fair value.

Equity method investments are reviewed for impairment whenever events or changes in circumstances indicate that an other-than-temporary decline in the estimated fair value of the investment has occurred. In these instances, the Company compares the estimated fair value of the investment to the book value of the investment to determine if an impairment has occurred. If the estimated fair value of the investment is less than the book value of the investment and the decline is considered to be other-than-temporary, the excess of the book value over the estimated fair value is recognized as an impairment.

See Note 5, Equity Method Investments, for additional information on equity method investments.

Inventories
Inventories are stated at the lower of cost or market. Inventories in the United States are principally accounted for using the last-in, first-out ("LIFO") method. The Company's remaining inventories are accounted for using the first-in, first-out ("FIFO") or average cost methods. See Note 4, Accounts Receivable and Inventories, for additional information on inventories.

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

Leases
The Company leases certain property and equipment under noncancelable lease agreements. All lease agreements are evaluated and classified as either an operating lease or capital lease in accordance with U.S. GAAP. A lease is classified as a capital lease if any of the following criteria are met: transfer of ownership to the Company by the end of the lease term; the lease contains a bargain purchase option; the lease term is equal to or greater than 75% of the asset's economic life; or the present value of future minimum lease payments is equal to or greater than 90% of the asset's fair market value. Operating lease expense is recognized ratably over the lease term, including rent abatement periods and rent holidays. See Note 6, Property, Plant and Equipment, and Note 8, Debt and Credit Agreements, for additional information on capital leases and Note 9, Operating Leases, for additional information on operating leases.

Goodwill and Other Intangible Assets
In accordance with U.S. GAAP, goodwill is not amortized and is tested for impairment at least annually, or more frequently if indicators of impairment exist, or if a decision is made to dispose of a business. Goodwill is allocated among and evaluated for impairment at the reporting unit level, which is defined as an operating segment or one level below for which discrete financial information is available. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include declining cash flows or operating losses at the reporting unit level, a significant adverse change in legal factors or business climate, an adverse action or assessment by a regulator, unanticipated competition, a loss of key personnel, or a more-likely-than-not expectation that a reporting unit or a significant portion of a reporting unit will be sold or otherwise disposed of, among others.

The Company performs the annual goodwill impairment test as of October 1. The Company has seven reporting units (only three of which have goodwill associated with them as of December 31, 2013), of which two are included in the Harsco Metals & Minerals Segment. The remaining reporting unit is the Harsco Rail Segment. Almost all of the Company's goodwill is allocated to the Harsco Metals business, which is included in the Harsco Metals & Minerals Segment.

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

See Note 7, Goodwill and Other Intangible Assets, for additional information on goodwill.

Impairment of Long-Lived Assets (Other than Goodwill)
Long-lived assets are reviewed for impairment when events and circumstances indicate that the carrying amount of an asset may not be recoverable. The Company's policy is to determine if an impairment loss exists when it is determined that the carrying amount of the asset exceeds the sum of the expected undiscounted future cash flows resulting from use of the asset, and its eventual disposition. Impairment losses are measured as the amount by which the carrying amount of the asset exceeds its fair value, normally as determined in either open market transactions or through the use of a discounted cash flow model. Long-lived assets to be disposed of are reported at the lower of the carrying amount or fair value less cost to sell. See Note 3, Acquisitions and Dispositions, and Note 17, Other Expenses, for additional information on impairment of long-lived assets (other than goodwill).

Revenue Recognition
Service revenues and product revenues are recognized when they are realized or realizable and when earned. Revenue is realized or realizable and earned when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the Company's price to the buyer is fixed or determinable and collectability is reasonably assured. Service revenues include the Harsco Infrastructure Segment as well as service revenues of the Harsco Metals & Minerals and Harsco Rail Segments. Product revenues include the Harsco Industrial Segment and the product revenues of the Harsco Metals & Minerals and Harsco Rail Segments.
Harsco Metals & Minerals Segment—This Segment provides services predominantly on a long-term, volume-of-production contract basis. Contracts may include both fixed monthly fees as well as variable fees based upon specific services provided to the customer. The fixed-fee portion is recognized periodically as earned (normally monthly) over the contractual period. The variable-fee portion is recognized as services are performed and differs from period to period based upon the actual provision of services. This Segment also sells industrial abrasives and roofing granules products. Product revenues are recognized generally when title and risk of loss transfer, and when all revenue recognition criteria have been met. Title and risk of loss for domestic shipments generally transfer to the customer at the point of shipment. For export sales, title and risk of loss transfer in accordance with the international commercial terms included in the specific customer contract.
Harsco Infrastructure Segment—This Segment historically provided services under both fixed-fee and time-and-materials short-term contracts, rented equipment under month-to-month rental contracts and, to a lesser extent, sold products to customers. Equipment rentals were recognized as earned over the contractual rental period. Services provided on a fixed-fee basis were recognized over the contractual period based upon the completion of specific units of accounting (i.e., erection and dismantling of equipment). Services provided on a time-and-materials basis were recognized when earned as services were performed. Product revenue was recognized when title and risk of loss transferred and when all revenue recognition criteria had been met. As a result of the Infrastructure transaction, this Segment no longer recognizes revenue from operations. See Note 3, Acquisitions and Dispositions, for additional information on the Infrastructure transaction.
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

The Company records deferred tax assets to the extent that the Company believes that these assets will more-likely-than-not be realized. In making such determinations, the Company considers all available positive and negative evidence, including future reversals of existing deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial results. In the event the Company was to determine that it would be able to realize deferred income tax assets in the future in excess of their net recorded amount, an adjustment to the valuation allowance would be made that would reduce the provision for income taxes.
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
See Note 11, Income Taxes, for additional information on income taxes.
Accrued Insurance and Loss Reserves
The Company retains a significant portion of the risk for U.S. workers' compensation, U.K. employers' liability, automobile, general and product liability losses. During 2013, 2012 and 2011, the Company recorded insurance expense from continuing operations related to these lines of coverage of $30.0 million, $33.8 million and $37.0 million, respectively. Reserves have been recorded that reflect the undiscounted estimated liabilities including claims incurred but not reported. When a recognized liability is covered by third-party insurance, the Company records an insurance claim receivable to reflect the covered liability. Changes in the estimates of the reserves are included in net loss in the period determined. During 2013, 2012 and 2011, the Company recorded retrospective insurance reserve adjustments that decreased pre-tax insurance expense from continuing operations for self-insured programs by $7.2 million, $4.3 million and $2.7 million, respectively. At December 31, 2013 and 2012, the Company has recorded liabilities of $52.4 million and $82.7 million, respectively, related to both asserted as well as unasserted insurance claims. Included in the balance at December 31, 2013 and 2012 were $4.0 million and $3.6 million, respectively, of recognized liabilities covered by insurance carriers. Amounts estimated to be paid within one year have been classified as current Insurance liabilities, with the remainder included in non-current Insurance liabilities on the Consolidated Balance Sheets.
The decrease in recorded liabilities related to both asserted as well as unasserted insurance claims since December 31, 2012, primarily relates to the consummation of the Infrastructure transaction. See Note 3, Acquisitions and Dispositions, for additional information related to the Infrastructure transaction.
Warranties
The Company has recorded product warranty reserves of $9.5 million, $9.1 million and $5.6 million at December 31, 2013, 2012 and 2011, respectively. The Company provides for warranties of certain products as they are sold. The following table summarizes the warranty activity for 2013, 2012 and 2011:

(In thousands)	2013	2012	2011
Warranty reserves, beginning of the year	$9,092	$5,596	$5,037
Accruals for warranties issued during the year	5,016	7,935	4,003
Reductions related to pre-existing warranties	(1,966)	(2,401)	(1,769)
Warranties paid	(2,573)	(1,958)	(1,677)
Other (principally foreign currency translation)	(21)	(80)	2
Warranty reserves, end of the year	$9,548	$9,092	$5,596

Warranty expense and payments are incurred principally in the Harsco Rail and Harsco Industrial Segments. Warranty activity may vary from year to year depending upon the mix of revenues and contractual terms related to product warranties.
Foreign Currency Translation
The financial statements of the Company's subsidiaries outside the United States, except for those subsidiaries located in highly inflationary economies and those entities for which the U.S. dollar is the currency of the primary economic environment in which the entity operates, are measured using the local currency as the functional currency. Assets and liabilities of these subsidiaries are translated at the exchange rates at the balance sheet date. Resulting translation adjustments are recorded in the cumulative translation adjustment account, a separate component of Accumulated other comprehensive loss on the Consolidated Balance Sheets. Income and expense items are translated at average monthly exchange rates. Gains and losses from foreign currency transactions are included in net income loss. For subsidiaries operating in highly inflationary economies, and those entities for which the U.S. dollar is the currency of the primary economic environment in which the entity operates, gains and losses on foreign currency transactions and balance sheet translation adjustments are included in net loss. In 2013, 2012 and 2011, the Company had no subsidiaries operating in highly inflationary economies.

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
See Note 15, Financial Instruments for additional information financial instruments and hedging.

Earnings Per Share
Basic earnings per share are calculated using the weighted-average shares of common stock outstanding, while diluted earnings per share reflect the dilutive effects of stock-based compensation. All share and per share amounts are restated for any stock splits and stock dividends that occur prior to the issuance of the financial statements. See Note 13, Capital Stock, for additional information on earnings per share.

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

2. Recently Adopted and Recently Issued Accounting Standards
The following accounting standards have been adopted in 2013:
On January 1, 2013, the Company adopted Financial Accounting Standards Board ("FASB") issued changes related to offsetting assets and liabilities. The changes require additional disclosure regarding the offsetting of assets and liabilities to enable users of financial statements to understand the effect on financial position.  The adoption of these changes did not have a material impact on the Company's consolidated financial statements. The disclosures required by these changes are included in Note 15, Financial Instruments.
On January 1, 2013, the Company adopted FASB issued changes related to the presentation of reclassification adjustments out of accumulated other comprehensive income.  These changes require additional disclosure related to changes in accumulated other comprehensive income by component and significant items reclassified out of accumulated other comprehensive income. Other than the additional disclosure requirements, the adoption of these changes did not have a material impact on the Company's consolidated financial statements. The disclosures required by these changes are included in Note 18, Components of Accumulated Other Comprehensive Loss.
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
The following accounting standards have been issued and become effective for the Company at a future date:
In March 2013, the FASB issued changes related to a parent's accounting for the cumulative translation adjustment upon derecognition of certain subsidiaries or groups of assets within a foreign entity or of an investment in a foreign entity. The changes resolve diversity in practice related to these matters. The changes became effective for the Company on January 1, 2014. Management has determined that these changes will not have a material impact on the Company's consolidated financial statements.
In July 2013, the FASB issued changes related to financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists that could be used to offset the liability for an uncertain tax position. The changes resolve diversity in practice related to these matters. The changes became effective for the Company on January 1, 2014. Management has determined that these changes will not have a material impact on the Company's consolidated financial statements.

3. Acquisitions and Dispositions
Acquisitions
In January 2014, the Company acquired Hammco Corporation ("Hammco"), a U.S. manufacturer of high specification air-cooled heat exchangers for the natural gas and petrochemical processing markets.

Certain of the Company's acquisitions in prior years included contingent consideration features for which defined goals needed to be met by the acquired business in order for payment of the consideration. Each quarter until settlement of these contingencies, the Company assessed the likelihood that an acquired business would achieve the goals and the resulting fair value of the contingency. In accordance with U.S. GAAP, these adjustments were recognized in operating income (loss) from continuing operations in the Consolidated Statements of Operations as a component of the Other expenses caption. The Company's assessment of these performance goals resulted in the following reductions to previously recognized contingent consideration liabilities:

	Years Ended December 31
(In thousands)	2013	2012	2011
Reduction of contingent consideration liabilities	$—	$—	$3,966
All contingent consideration liabilities have been settled and there was no recorded contingent consideration liability as of December 31, 2013 or 2012.

Net Loss Attributable to the Company and Changes to Noncontrolling Interest
The following table discloses the effects of changes in the Company's ownership interests in subsidiaries on the Company's equity.

	Years Ended December 31
(In thousands)	2013	2012	2011
Net loss attributable to the Company	$(227,941)	$(254,612)	$(11,510)
Net increase in the Company's paid-in capital for changes to noncontrolling interest	711	—	—
Change from net loss attributable to the Company and changes to noncontrolling interest	$(227,230)	$(254,612)	$(11,510)

Dispositions

Infrastructure Transaction
On November 26, 2013, the Company consummated the Infrastructure transaction. The Company has contributed substantially all of the Company’s equity interests in, and the net assets of, the Harsco Infrastructure Segment to the strategic venture in exchange for approximately $300 million in cash, subject to working capital and other adjustments, and an approximate 29% equity interest in the resulting entity (the " Infrastructure strategic venture" or "Brand"). The Company’s equity interest in the Infrastructure strategic venture will be accounted for under the equity method of accounting as prescribed by U.S. GAAP. See Note 1, Summary of Significant Accounting Policies, and Note 5, Equity Method Investments, for additional information on equity method investments.

As a result of the Infrastructure transaction, the Company recorded an estimated non-cash long-lived asset impairment charge of $241.3 million during the third quarter of 2013. The Company recorded an additional loss on disposal of Harsco Infrastructure Segment of $30.0 million during the fourth quarter of 2013 related to the Infrastructure transaction. The increase loss on disposal of Harsco Infrastructure Segment from September 30, 2013 was due principally to the final valuation of the equity interest in the Infrastructure strategic venture and changes in working capital and other adjustments.  Further adjustments to the impairment charge may be necessary and the final impairment charge may differ, possibly materially, as a result of any adjustments made to the valuation of certain items set forth on the closing statement to be prepared by Brand in connection with the Infrastructure transaction, which is subject to review by the Company and requires final agreement between Brand and the Company. The Company determined that the impairment charges were necessary given the fair value of the consideration received in the Infrastructure transaction. The amount of the impairment charge represents the Company's estimate of the difference between the book value of the Harsco Infrastructure Segment, less costs to sell, and the sum of the cash consideration plus the fair value of the Company's approximate 29% equity interest in the Infrastructure strategic venture. The fair value of the equity interest was determined based on the expected future discounted cash flows of the Infrastructure strategic venture.

While the Infrastructure transaction was consummated on November 26, 2013, necessary regulatory approvals related to certain jurisdictions were still required at December 31, 2013. The carrying amounts of the remaining assets and liabilities that were aggregated in the captions Assets held-for-sale and Liabilities of assets held-for-sale, respectively, on the Consolidated Balance Sheet at December 31, 2013 are as follows:

(In thousands)	December 31 2013	(In thousands)	December 31 2013
Assets held-for-sale:		Liabilities of assets held-for-sale:
Cash and cash equivalents	$1,290	Accounts payable	$4,143
Trade accounts receivable, net	28,471	Accrued compensation	4,618
Due from unconsolidated affiliate	65,728	Income taxes payable	1,105
Inventories	5,898	Insurance liabilities - current portion	21
Other current assets	2,129	Due to unconsolidated affiliate	97,079
Property, plant and equipment, net	10,343	Other current liabilities	2,210
Other assets	109
	$113,968		$109,176

The ownership interest in the jurisdictions representing the assets held-for-sale and liabilities of assets held-for-sale at December 31, 2013 were transferred to Brand during January 2014, subject to satisfaction of customary closing conditions.

Additionally, the Company incurred $20.1 million of transaction costs during the year ended December 31, 2013 in conjunction with the Infrastructure transaction.

Harsco Gas Technologies
Consistent with the Company's strategic focus to grow and allocate financial resources principally to its industrial services businesses, the Company sold its Gas Technologies Segment to Taylor Wharton International in 2007. The Company recorded after-tax losses from discontinued operations of $1.5 million, $0.9 million and $2.1 million, in 2013, 2012 and 2011, respectively. The losses incurred in 2013, 2012 and 2011 included charges related to potential and contingent claims. The Consolidated Statements of Operations for the years ended 2013, 2012 and 2011 reflect the Gas Technologies Segment's results as discontinued operations.

4. Accounts Receivable and Inventories
Accounts receivable consist of the following:

	Accounts Receivable
(In thousands)	December 31 2013	December 31 2012
Trade accounts receivable	$359,819	$617,517
Less: Allowance for doubtful accounts	(6,638)	(17,253)
Trade accounts receivable, net	$353,181	$600,264

Other receivables (a)	$46,470	$39,836

(a)	Other receivables include insurance claim receivables, employee receivables, tax claim receivables and other miscellaneous receivables not included in Trade accounts receivable, net.
The following table reflects the provision for doubtful accounts related to trade accounts receivable for the years ended December 31, 2013, 2012 and 2011:

	Years Ended December 31
(In thousands)	2013	2012	2011
Provision for doubtful accounts related to trade accounts receivable	$10,175	$11,266	$7,880
Inventories consist of the following:

	Inventories
(In thousands)	December 31 2013	December 31 2012
Finished goods	$23,112	$69,904
Work-in-process	25,623	28,944
Raw materials and purchased parts	72,118	99,058
Stores and supplies	34,836	38,606
Total inventories	$155,689	$236,512
Valued at lower of cost or market:
LIFO basis	$94,939	$108,633
FIFO basis	9,859	14,641
Average cost basis	50,891	113,238
Total inventories	$155,689	$236,512
Inventories valued on the LIFO basis at December 31, 2013 and 2012 were approximately $28.4 million and $28.5 million, respectively, less than the amounts of such inventories valued at current costs.
During 2013, there was no significant impact on net loss as a result of reducing certain inventory quantities valued on a LIFO basis. As a result of reducing certain inventory quantities valued on the LIFO basis, net loss decreased from that which would have been recorded under the FIFO basis of valuation by $0.1 million and $0.1 million in 2012 and 2011, respectively.
The decreases in Accounts receivable and Inventories since December 31, 2012, primarily relates to the consummation of the Infrastructure transaction. See Note 3, Acquisitions and Dispositions, for additional information related to the Infrastructure transaction.

5. Equity Method Investments

As a result of the Infrastructure transaction, the Company owned an approximate 29% equity interest in Brand at December 31, 2013. See Note 3, Acquisitions and Dispositions, for additional information related to the Infrastructure transaction.

Brand is a leading provider of specialized services to the global energy, industrial and infrastructure markets that combines a global footprint, broad service offerings and rigorous operating processes to support customer required facility maintenance and turnaround needs and capital driven upgrade and expansion plans. Brand's range of services includes work access, corrosion management, atmospheric and immersion coatings, insulation services, fireproofing and refractory, mechanical services, forming and shoring and other complementary specialty services. Brand delivers services through a global network of strategically located branches in six continents with a particular focus on major hydrocarbon and power generation markets globally. In addition, Brand has co-located branches at energy-related customer facilities providing a consistent presence for required maintenance work.

The Company will record the Company's proportionate share of Brand's net income or loss one quarter in arrears. Accordingly, the Company's Consolidated Statement of Operations for the year ended December 31, 2013 does not include any amounts related to the Infrastructure strategic venture in the caption Equity in income of unconsolidated entities, net. The Company will begin recording the Company's proportionate share of Brand's net income or loss during the first quarter of 2014. The book value of the Company's investment in Brand at December 31, 2013 was $296.1 million.

The initial determination of fair value of the Company's equity method investment (Level 3) in Brand was derived with a primary reliance upon the income approach. Various DCF models were created based on the Company's most likely case view of cash flow projections for Brand over a five year horizon. The following table details quantitative information about significant unobservable inputs:

	Fair Value at December 31 2013			Range
(Dollars in thousands)		Valuation Technique	Unobservable Input	Low	High
Equity method investment - Brand	$296,082	Discounted cash flow	EBITDA Margin	10.9%	12.6%
			Ratio of capital expenditures to revenues	2.9%	3.8%
			Long-term revenue growth	3.0%	3.0%
			WACC Rate	9.25%	9.25%
			Cost of equity	12.5%	12.5%
			Implied exit EBITDA multiple	7.0X	7.5X
			Discount for lack of marketability	15%	15%

As part of the Infrastructure transaction, the Company is required to make quarterly payments to its partner in the Infrastructure strategic venture, either (at the Company's election) (i) in cash, with total payments to equal approximately $22 million per year on a pre-tax basis (approximately $15 million per year after-tax), or (ii) in kind through the transfer of approximately 2.5% of the Company's ownership interest in the Infrastructure strategic venture on an annual basis (the "unit adjustment liability"). The resulting liability is reflected in the caption, Unit adjustment liability, on the Company's Consolidated Balance Sheets. The Company will recognize the change in the fair value of the unit adjustment liability each period until the Company is no longer required to make these payments or chooses not to make these payments. The change in the fair value of the unit adjustment liability is a non-cash expense. For the year ended December 31, 2013, the Company recognized $1.0 million of change in the fair value of the unit adjustment liability.

The Company's obligation to make such quarterly payments will cease upon the earlier of (i) Brand achieving $479.0 million in last twelve months' earnings before interest, taxes, depreciation and amortization ("EBITDA") for three quarters, which need not be consecutive, or (ii) eight years after the closing of the Infrastructure transaction. In addition, upon the initial public offering of Brand, the Company's quarterly payment obligation will decrease by the portion of CD&R's ownership interest sold and is eliminated completely once CD&R's ownership interest in Brand falls below 20%. In the event of a liquidation event of Brand, CD&R is entitled to a liquidation preference of approximately $336 million, plus any quarterly payments that had been paid in kind.

At December 31, 2013, the balance related to the unit adjustment liability is $106.3 million and is included in the current and non-current captions, Unit adjustment liability, on the Consolidated Balances Sheets. The initial fair value of the unit adjustment liability (Level 3) was determined using key unobservable inputs including the expectation to continue to make cash payments over various exit horizons and a WACC of 9.5%. A reconciliation of beginning and ending balances related to the unit adjustment liability is included in Note 15, Financial Instruments.

The Company intends to make these quarterly payments in cash and will continue to evaluate the implications of making payments in cash or in kind based upon performance of the Infrastructure strategic venture. In the future, should the Company decide not to make the cash payment, the value of both the equity method investment in Brand and the related unit adjustment liability may be impacted, and the change may be reflected in earnings in that period.

Balances related to transactions between the Company and Brand at December 31, 2013 are as follows:

(In thousands)	December 31 2013
Balances due from Brand	$85,908
Balances due to Brand	149,325

These balances between the Company and Brand relate primarily to the finalization of the Infrastructure transaction, including transition services and the funding of certain transferred defined benefit pension plan obligations through 2018. There is not expected to be any significant level of revenue or expense between the Company and Brand on an on-going basis once all aspects of the Infrastructure transaction have been finalized.

6. Property, Plant and Equipment
Property, plant and equipment consist of the following:

(In thousands)	Estimated Useful Lives	December 31 2013	December 31 2012
Land	—	$16,652	$26,336
Land improvements	5-20 years	13,615	14,199
Buildings and improvements	5-40 years	192,346	190,078
Machinery and equipment	3-20 years	1,969,493	2,950,384
Uncompleted construction	—	86,508	107,633
Gross property, plant and equipment		2,278,614	3,288,630
Less: Accumulated depreciation		(1,567,268)	(2,022,405)
Property, plant and equipment, net		$711,346	$1,266,225
Included in the amounts are $23.5 million and $5.2 million of property, plant and equipment under capital leases at December 31, 2013 and 2012, respectively.
Buildings and improvements include leasehold improvements that are amortized over the shorter of their useful lives or the initial term of the lease.
The decreases in Property, plant and equipment since December 31, 2012, primarily relates to the consummation of the Infrastructure transaction. See Note 3, Acquisitions and Dispositions, for additional information related to the Infrastructure transaction.

7. Goodwill and Other Intangible Assets
Goodwill by Segment
The following table reflects the changes in carrying amounts of goodwill by segment (there is no goodwill associated with the Harsco Infrastructure or Harsco Industrial Segment) for the years ended December 31, 2013 and 2012:

(In thousands)	Harsco Metals & Minerals Segment	Harsco Infrastructure Segment	Harsco Rail Segment	Consolidated Totals
Balance at December 31, 2011	$411,876	$259,715	$9,310	$680,901
Changes to goodwill (a)	—	(2,295)	—	(2,295)
Goodwill impairment	—	(265,038)	—	(265,038)
Foreign currency translation	8,012	7,618	—	15,630
Balance at December 31, 2012	419,888	—	9,310	429,198
Foreign currency translation	2,067	—	—	2,067
Balance at December 31, 2013	$421,955	$—	$9,310	$431,265

(a)
Changes to goodwill relate principally to the allocation of goodwill, in accordance with U.S. GAAP, to components of the Harsco Infrastructure Segment that were disposed of as part of the 2011/2012 Restructuring Program.

The Company's methodology for determining reporting unit fair value is described in Note 1, Summary of Significant Accounting Policies. Performance of the Company's 2013 annual impairment test did not result in impairment of any of the Company's reporting units. The first step of the October 1, 2012 annual goodwill impairment test indicated that the net book value of the Harsco Infrastructure reporting unit exceeded its current fair value, requiring the Company to perform the second step of the goodwill impairment test to measure the amount of impairment loss, if any. In performing the second step of the goodwill impairment test, the Company compared the implied fair value of goodwill for the Harsco Infrastructure reporting unit to its carrying value. This analysis resulted in a non-cash, goodwill impairment charge of $265.0 million, which was recognized during the fourth quarter of 2012. This charge had no impact on the Company's cash flows or compliance with debt covenants. As a result of this goodwill impairment charge, there is no remaining goodwill associated with the Harsco Infrastructure Segment.
Intangible Assets
Intangible assets totaled $53.3 million, net of accumulated amortization of $143.4 million at December 31, 2013 and $77.7 million, net of accumulated amortization of $172.6 million at December 31, 2012. The following table reflects these intangible assets by major category:

	December 31, 2013		December 31, 2012
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer related	$150,307	$110,889	$183,862	$129,904
Non-compete agreements	1,126	1,024	1,347	1,310
Patents	6,211	5,273	6,909	5,503
Technology related	27,185	18,931	29,588	17,551
Trade names	4,113	2,969	18,685	11,688
Other	7,753	4,348	9,947	6,656
Total	$196,695	$143,434	$250,338	$172,612

Amortization expense for intangible assets was $13.8 million, $17.6 million and $31.5 million for 2013, 2012 and 2011, respectively. The following table shows the estimated amortization expense for the next five fiscal years based on current intangible assets.

(In thousands)	2014	2015	2016	2017	2018
Estimated amortization expense (a)	$8,500	$7,250	$6,750	$3,750	$3,500

(a)	These estimated amortization expense amounts do not reflect the potential effect of future foreign currency exchange rate fluctuations.

The decreases in Intangible assets and estimated amortization expense for the next five fiscal years since December 31, 2012, primarily relates to the consummation of the Infrastructure transaction. See Note 3, Acquisitions and Dispositions, for additional information related to the Infrastructure transaction.

8. Debt and Credit Agreements
The Company has a multi-year revolving credit facility that is available for use throughout the world. The following table illustrates the amount outstanding under the multi-year revolving credit facility and available credit at December 31, 2013. The multi-year revolving credit facility is described in more detail below the table.
Summary of Credit Facility at December 31, 2013

(In thousands)	Facility Limit	Outstanding Balance	Available Credit
Multi-year revolving credit facility	$525,000	$35,000	$490,000

In March 2012, the Company entered into an Amended and Restated Five Year Credit Agreement (the "Credit Agreement") providing for $525 million of borrowing capacity through a syndicate of 14 banks.  The Credit Agreement matures in March 2017.  The Company has the option to increase the borrowing capacity available under the Credit Agreement to $550 million.  The Credit Agreement amends and restates the Company’s multi-year revolving credit facility, which was set to mature in December 2012. Borrowings under the Credit Agreement are available in most major currencies with active markets and at interest rates based upon LIBOR, plus a margin.

On September 12, 2013, the Company entered into Amendment No.1 ("Amendment No. 1") to the Credit Agreement. In addition to certain administrative and conforming modifications, Amendment No. 1 replaced the total consolidated debt to total consolidated capital ratio debt covenant. That debt covenant was replaced by a debt covenant for total consolidated debt to consolidated EBITDA, which is not to exceed 3.5 to 1.0. During the three months ended September 30, 2013, the Company expensed $0.4 million of fees associated with Amendment No. 1.

On December 20, 2013, the Company entered into Amendment No. 2 ("Amendment No. 2") to the Credit Agreement.  Amendment No. 2 modified certain defined terms to reflect the impact of the Infrastructure transaction. During the three months ended December 31, 2013, the Company expensed $0.3 million of fees associated with Amendment No. 2.
At December 31, 2013 and 2012, the Company had $35.0 million and $89.5 million, respectively, of commercial paper and Credit Agreement borrowings outstanding in the aggregate. At December 31, 2013 and 2012, all such balances were classified as long-term borrowings in the Consolidated Balance Sheets. Classification of such balances is based on the Company's ability and intent to repay such amounts over the subsequent twelve months, as well as reflects the Company's ability and intent to borrow for a period longer than a year. To the extent the Company expects to repay any amounts within the subsequent twelve months, the amounts are classified as short-term borrowings.
During the third quarter of 2013, the Company's U.S. commercial paper program was canceled. The cancellation of the Company's U.S. commercial paper program had no impact on the Company's liquidity and capital resources because the Company had sufficient available credit under the Credit Agreement.
Short-term borrowings amounted to $7.5 million and $8.6 million at December 31, 2013 and 2012, respectively. Short-term borrowings consist principally of bank overdrafts. The weighted-average interest rate for short-term borrowings at December 31, 2013 and 2012 was 10.8% and 4.9%, respectively. The weighted-average interest rate for short-term borrowing increased due to increased borrowings in certain jurisdictions, primarily Argentina, China and India.

	Long-Term Debt
(In thousands)	December 31 2013	December 31 2012
5.75% notes due May 15, 2018	$448,268	$447,931
5.125% notes due September 15, 2013	—	149,875
2.7% notes due October 15, 2015	249,373	249,022
Other financing payable (including capital leases) in varying amounts due principally through 2018 with a weighted-average interest rate of 3.6% and 2.7% at December 31, 2013 and 2012, respectively	105,774	113,878
Total debt	803,415	960,706
Less: current maturities	(20,257)	(3,278)
Total long-term debt	$783,158	$957,428

Additionally, the Company retired the $150.0 million aggregate principal amount of 5.125% notes, due September 15, 2013, at maturity using borrowings under the Company's Credit Agreement, which were subsequently repaid with proceeds from the Infrastructure transaction.

The maturities of long-term debt for the four years following December 31, 2014 are as follows:

(In thousands)
2015	$267,835
2016	19,643
2017	42,667
2018	451,860
Cash payments for interest on all debt were $50.1 million, $45.5 million and $46.4 million in 2013, 2012 and 2011, respectively.
In addition to the total consolidated debt to consolidated EBITDA ratio covenant, which is not to exceed 3.5 to 1.0, the Credit Agreement contains covenants that limit the proportion of subsidiary consolidated indebtedness to a maximum of 10% of consolidated tangible assets and require a minimum total consolidated EBITDA to consolidated interest charges ratio of 3.0 to 1.0. The Company’s 5.75% and 2.7% notes include covenants that require the Company to offer to repurchase the notes at 101% of par in the event of a change of control of the Company or disposition of substantially all of the Company’s assets in combination with a downgrade in the Company’s credit rating to non-investment grade.  At December 31, 2013, the Company was in compliance with these and all other covenants.

9. Operating Leases
The Company leases certain property and equipment under noncancelable operating leases. Rental expense under such operating leases was $51.7 million (including $33.8 million related to the Harsco Infrastructure Segment), $54.9 million and $66.1 million in 2013, 2012 and 2011, respectively.
Future minimum payments under operating leases with noncancelable terms are as follows:

(in thousands)
2014	$11,610
2015	8,277
2016	5,271
2017	2,937
2018	1,617
After 2018	11,218
Total minimum rentals to be received in the future under noncancelable subleases at December 31, 2013 are $0.2 million.
The decreases in future minimum payments under operating leases with noncancelable terms and minimum rentals to be received in the future under noncancelable subleases since December 31, 2012, primarily relates to the consummation of the Infrastructure transaction. See Note 3, Acquisitions and Dispositions, for additional information related to the Infrastructure transaction.

10. Employee Benefit Plans
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
For most U.S. defined benefit pension plans and a majority of international defined benefit pension plans, accrued service is no longer granted. In place of these plans, the Company has established defined contribution pension plans providing for the Company to contribute a specified matching amount for participating employees' contributions to the plan. For U.S. employees, this match is made on employee contributions up to 4% of their eligible compensation. Additionally, the Company may provide a discretionary contribution of up to 2% of compensation for eligible employees. This discretionary amount has not been provided for the years 2013, 2012 and 2011. For non-U.S. employees, this match is up to 6% of eligible compensation with an additional 2% going towards insurance and administrative costs.
Net periodic pension cost for U.S. and international pension plans for 2013, 2012 and 2011 is as follows:

	U.S. Plans			International Plans
(In thousands)	2013	2012	2011	2013	2012	2011
Defined benefit plans:
Service cost	$2,565	$1,887	$1,557	$3,457	$3,418	$4,350
Interest cost	11,767	12,780	13,468	42,707	46,174	48,768
Expected return on plan assets	(15,642)	(15,617)	(16,480)	(46,920)	(45,050)	(52,735)
Recognized prior service costs	248	224	245	335	397	424
Recognized losses	5,052	4,637	2,982	16,447	15,194	11,332
Amortization of transition liability	—	—	—	—	8	43
Settlement/curtailment loss (gain)	—	1,510	—	(372)	(2,589)	183
Defined benefit plans pension cost	3,990	5,421	1,772	15,654	17,552	12,365
Multiemployer plans	12,444	10,186	13,264	5,449	5,539	6,547
Defined contribution plans	4,945	5,066	5,434	11,139	12,770	14,157
Net periodic pension cost	$21,379	$20,673	$20,470	$32,242	$35,861	$33,069

The change in the financial status of the pension plans and amounts recognized on the Consolidated Balance Sheets at December 31, 2013 and 2012 are as follows:

	U.S. Plans		International Plans
(In thousands)	2013	2012	2013	2012
Change in benefit obligation:
Benefit obligation at beginning of year	$316,448	$298,769	$1,068,750	$968,218
Service cost	2,565	1,887	3,457	3,418
Interest cost	11,767	12,780	42,707	46,174
Plan participants' contributions	—	—	689	830
Amendments	—	—	(394)	60
Actuarial (gain) loss	(28,158)	27,803	(8,245)	65,379
Settlements/curtailments	—	(3,029)	(1,619)	(9,506)
Benefits paid	(19,051)	(21,762)	(46,269)	(44,968)
Effect of foreign currency	—	—	19,744	39,181
Infrastructure transaction transfer (a)	—	—	(120,115)	—
Other	—	—	—	(36)
Benefit obligation at end of year	$283,571	$316,448	$958,705	$1,068,750
Change in plan assets:
Fair value of plan assets at beginning of year	$218,084	$209,237	$783,059	$714,163
Actual return on plan assets	31,931	27,429	68,535	58,194
Employer contributions	2,615	6,254	30,258	29,713
Plan participants' contributions	—	—	689	830
Settlements/curtailments	—	(3,074)	(1,028)	(3,885)
Benefits paid	(19,051)	(21,762)	(45,207)	(43,954)
Effect of foreign currency	—	—	11,455	27,998
Infrastructure transaction transfer (a)	—	—	(76,850)	—
Fair value of plan assets at end of year	$233,579	$218,084	$770,911	$783,059

Funded status at end of year	$(49,992)	$(98,364)	$(187,794)	$(285,691)
(a) During 2013, certain international plans' benefit obligations and plan assets were transferred to the Infrastructure strategic venture as part of the Infrastructure transaction, as described in Note 3, Acquisitions and Dispositions.
Amounts recognized on the Consolidated Balance Sheets consist of the following at December 31, 2013 and 2012:

	U.S. Plans		International Plans
(In thousands)	December 31 2013	December 31 2012	December 31 2013	December 31 2012
Noncurrent assets	$2,148	$490	$3,894	$5,892
Current liabilities	(2,045)	(2,531)	(534)	(1,048)
Noncurrent liabilities	(50,095)	(96,323)	(191,154)	(290,535)
Accumulated other comprehensive loss before tax	109,348	159,094	401,300	469,949
Amounts recognized in Accumulated other comprehensive loss, before tax, consist of the following at December 31, 2013 and 2012:

	U.S. Plans		International Plans
(In thousands)	2013	2012	2013	2012
Net actuarial loss	$109,081	$158,579	$400,726	$467,438
Prior service cost	267	515	574	2,511
Total	$109,348	$159,094	$401,300	$469,949
The estimated amounts that will be amortized from accumulated other comprehensive loss into defined benefit net periodic pension cost in 2014 are as follows:

(In thousands)	U.S. Plans	International Plans
Net actuarial loss	$3,352	$14,224
Prior service cost	90	190
Total	$3,442	$14,414

The Company's estimate of expected contributions to be paid in year 2014 for the U.S. defined benefit plans is $7.8 million and for the international defined benefit plans is $30.6 million.
Future Benefit Payments
The expected benefit payments for defined benefit plans over the next 10 years are as follows:

(In millions)	2014	2015	2016	2017	2018	2019-2023
U.S. Plans	$24.5	$17.6	$18.0	$17.7	$17.8	$91.1
International Plans	44.0	45.7	47.7	49.4	51.5	285.5

Net Periodic Pension Cost Assumptions
The weighted-average actuarial assumptions used to determine the net periodic pension cost for 2013, 2012 and 2011 were as follows:

	U.S. Plans December 31			International Plans December 31			Global Weighted-Average December 31
	2013	2012	2011	2013	2012	2011	2013	2012	2011
Discount rates	3.8%	4.4%	5.3%	4.3%	4.8%	5.5%	4.2%	4.7%	5.4%
Expected long-term rates of return on plan assets	7.5%	7.8%	7.8%	6.6%	6.7%	7.4%	6.8%	6.9%	7.5%
Rates of compensation increase	3.0%	3.0%	3.0%	2.8%	3.4%	3.3%	2.8%	3.4%	3.3%
The expected long-term rates of return on plan assets for the 2014 net periodic pension cost are 7.5% for the U.S. plans and 6.8% for the international plans. The expected global long-term rate of return on assets for 2014 is 7.0%.
Defined Benefit Pension Obligation Assumptions
The weighted-average actuarial assumptions used to determine the defined benefit pension plan obligations at December 31, 2013 and 2012 were as follows:

	U.S. Plans		International Plans		Global Weighted-Average
	December 31		December 31		December 31
	2013	2012	2013	2012	2013	2012
Discount rates	4.7%	3.8%	4.7%	4.3%	4.7%	4.2%
Rates of compensation increase	3.0%	3.0%	3.4%	2.8%	3.3%	2.8%
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
Accumulated Benefit Obligation
The accumulated benefit obligation for all defined benefit pension plans at December 31, 2013 and 2012 was as follows:

	U.S. Plans		International Plans
	December 31		December 31
(In millions)	2013	2012	2013	2012
Accumulated benefit obligation	$283.5	$316.4	$950.7	$1,055.7

Plans with Accumulated Benefit Obligation in Excess of Plan Assets
The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets at December 31, 2013 and 2012 were as follows:

	U.S. Plans		International Plans
(In millions)	December 31 2013	December 31 2012	December 31 2013	December 31 2012
Projected benefit obligation	$274.8	$306.5	$926.8	$1,040.4
Accumulated benefit obligation	274.8	306.5	923.9	1,029.4
Fair value of plan assets	222.6	207.7	737.6	749.6
The asset allocations attributable to the Company's U.S. defined benefit pension plans at December 31, 2013 and 2012, and the long-term target allocation of plan assets, by asset category, are as follows:

	Target Long-Term Allocation	Percentage of Plan Assets at December 31
U.S. Plans Asset Category		2013	2012
Domestic equity securities	34%-44%	41.8%	38.0%
International equity securities	14%-24%	19.5%	19.7%
Fixed income securities	27%-37%	25.9%	30.5%
Cash and cash equivalents	Less than 5%	3.2%	2.3%
Other	5%-15%	9.6%	9.5%
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
The Company reviews the long-term expected return on asset assumption on a periodic basis taking into account a variety of factors including the historical investment returns achieved over a long-term period, the targeted allocation of plan assets and future expectations based on a model of asset returns for an actively managed portfolio. The model simulates 1,000 different capital market results over 20 years. For both 2014 and 2013, the expected return-on-asset assumption for U.S. plans was 7.5% .
The U.S. defined benefit pension plans assets include 450,000 shares of the Company's common stock valued at $12.6 million at December 31, 2013 and 450,000 shares of the Company's common stock valued at $10.6 million at December 31, 2012. These shares represented 5.4% and 4.8% of total plan assets at December 31, 2013 and 2012, respectively. Dividends paid to the pension plans on the Company's common stock amounted to $0.4 million in 2013, 2012 and 2011.
The asset allocations attributable to the Company's international defined benefit pension plans at December 31, 2013 and 2012 and the long-term target allocation of plan assets, by asset category, are as follows:

International Plans Asset Category	Target Long-Term Allocation	Percentage of Plan Assets at December 31
		2013	2012
Equity securities	37.5%	38.5%	34.5%
Fixed income securities	42.5%	42.0%	48.0%
Cash and cash equivalents	—	0.3%	0.2%
Other	20.0%	19.2%	17.3%
Plan assets at December 31, 2013 in the U.K. defined benefit pension plan amounted to 94% of the international pension assets. These assets are allocated among various categories of equities, fixed income securities and cash and cash equivalents with professional investment managers whose performance is actively monitored. The primary investment objective is long-term growth of assets in order to meet present and future benefit obligations. The Company periodically conducts asset/liability modeling studies and accordingly adjusts investment amounts within asset categories to ensure the long-term investment strategy is aligned with the profile of benefit obligations.
For the international long-term rate of return assumption, the Company considered the current level of expected returns in risk-free investments (primarily government bonds), the historical level of the risk premium associated with other asset classes in which the portfolio is invested and the expectations for future returns of each asset class and plan expenses. The expected return for each asset class was then weighted based on the target asset allocation to develop the expected long-term rate of return on assets. For both 2014 and 2013, the expected return on asset assumption for the U.K. plan was 6.8%. The remaining international pension plans, with assets representing 6% of the international pension assets, are under the guidance of professional investment managers and have similar investment objectives.
The fair values of the Company's U.S. pension plans' assets at December 31, 2013 by asset class are as follows:

(In thousands)	Total	Level 1	Level 2	Level 3
Domestic equities:
Common stocks	$48,915	$48,915	$—	$—
Mutual funds—equities	48,807	13,204	35,603	—
International equities—mutual funds	45,475	45,475	—	—
Fixed income investments:
U.S. Treasuries and collateralized securities	18,787	—	18,787	—
Corporate bonds and notes	8,374	8,374	—	—
Mutual funds—bonds	33,326	33,326	—	—
Other—mutual funds	22,508	22,508	—	—
Cash and money market accounts	7,387	7,387	—	—
Total	$233,579	$179,189	$54,390	$—
The fair values of the Company's international pension plans' assets at December 31, 2013 by asset class are as follows:

(In thousands)	Total	Level 1	Level 2	Level 3
Equity securities:
Mutual funds—equities	$296,980	$—	$296,980	$—
Fixed income investments:
Mutual funds—bonds	314,965	—	314,965	—
Insurance contracts	8,797	—	8,797	—
Other:
Real estate funds/limited partnerships	52,733	—	32,310	20,423
Other mutual funds	94,980	—	94,980	—
Cash and money market accounts	2,456	2,456		—
Total	$770,911	$2,456	$748,032	$20,423
The fair values of the Company's U.S. pension plans' assets at December 31, 2012 by asset class are as follows:

(In thousands)	Total	Level 1	Level 2	Level 3
Domestic equities:
Common stocks	$42,142	$42,142	$—	$—
Mutual funds—equities	40,727	11,110	29,617	—
International equities—mutual funds	42,962	37,651	5,311	—
Fixed income investments:
U.S. Treasuries and collateralized securities	22,625	—	22,625	—
Corporate bonds and notes	7,539	7,539	—	—
Mutual funds—bonds	36,447	36,447	—	—
Other—mutual funds	20,667	20,667	—	—
Cash and money market accounts	4,975	4,975	—	—
Total	$218,084	$160,531	$57,553	$—
The fair values of the Company's international pension plans' assets at December 31, 2012 by asset class are as follows:

(In thousands)	Total	Level 1	Level 2	Level 3
Equity securities:
Mutual funds—equities	$269,789	$—	$269,789	$—
Fixed income investments:
Mutual funds—bonds	309,274	—	309,274	—
Insurance contracts	66,900	—	66,900	—
Other:
Real estate funds / limited partnerships	49,007	—	31,261	17,746
Other mutual funds	86,537	—	86,537	—
Cash and money market accounts	1,552	1,552	—	—
Total	$783,059	$1,552	$763,761	$17,746

The following table summarizes changes in the fair value of Level 3 assets for 2012 and 2013:

Level 3 Asset Changes for the Twelve Months Ended December 31
(In thousands)	2013	2012	2011
Real Estate Limited Partnership:
Balance at beginning of year	$17,746	$12,025	$10,184
Contributions to partnership	838	2,535	5,697
Cash distributions received	(1,380)	(1,270)	(333)
Actual return on plan assets:
Related to asset still held at end of year	3,219	4,456	(3,523)
Balance at end of year	$20,423	$17,746	$12,025
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

The Company's participation in multiemployer pension plans for the years ended December 31, 2013, 2012 and 2011 is outlined below. The Company considers significant plans to be those plans to which the Company contributed more than 5% of total contributions to the plan in a given plan year and for which the Company remains liable for the Company's share of the underfunded liability to the plan or for which the Company believes the Company's share of the unfunded liability for the plan may be material to the Company.

(In thousands)
		Pension Protection Act Zone Status For Plan Years Ended
				Contributions By The Company For Plan Years Ended (a)					Expiration Date of Collective- Bargaining Agreement
							Subject to Financial Improvement Plan
	Identification Number							Surcharge Imposed
Pension Fund		2012	2011	2013	2012	2011
Significant multiemployer plans for which plan financial information is not publicly available outside the Company's financial statements:
New Zealand Steel Pension Fund	018-054-531	N/A	N/A	$886	$909	$891	Yes	No	2016
Summary aggregate information for multiemployer plans which are not individually significant:
All other multiemployer plans (b)				17,007	14,905	19,390
Total Contributions				$17,893	$15,814	$20,281

(a)
These amounts represent either contributions for the plan year as confirmed by plan sponsors or the Company's estimates based on its fiscal year accounts payable records which will be updated as confirmation is received from plan sponsors.

(b)
Activity related to the Cumberland MD Vicinity Building Construction Employees Trust Fund, Greater Pennsylvania Carpenters' Pension Fund, and Ohio Carpenters' Pension Plan is now included in the caption All other multiemployer plans. These plans were part of the Infrastructure transaction and the Company is no longer liable for the underfunded liabilities of the plans.

For plan years ended 2013 and 2012, the Company contributed more than 5% of the total contributions to the New Zealand Steel Pension Fund. The New Zealand Steel Pension Fund is a defined benefit superannuation scheme registered in New Zealand under the Superannuation Schemes Act of 1989 to provide retirement benefits to the salaried employees of the New Zealand Steel United Group of companies. The New Zealand Steel Pension Fund financial statements for the years ended June 30, 2013 and 2012 indicated total assets of $276.1 million and $252.5 million, respectively; total actuarial present value of accumulated plan benefits of $302.4 million and $283.7 million, respectively; and total contributions for all participating employers of $13.3 million and $10.6 million, respectively.

11. Income Taxes
Income (loss) from continuing operations before income taxes and equity income as reported in the Consolidated Statements of Operations consists of the following:

(In thousands)	2013	2012	2011
United States	$(26,855)	$40,411	$47,680
International	(156,477)	(258,906)	(6,015)
Total income (loss) before income taxes and equity income	$(183,332)	$(218,495)	$41,665
Income tax expense as reported in the Consolidated Statements of Operations consists of the following:

(In thousands)	2013	2012	2011
Income tax expense (benefit):
Currently payable:
U.S. federal	$10,949	$22,603	$4,249
U.S. state	1,375	1,561	913
International	41,015	21,795	23,860
Total income taxes currently payable	53,339	45,959	29,022
Deferred U.S. federal	(17,341)	(3,831)	670
Deferred U.S. state	401	(843)	503
Deferred international	(1,487)	(6,034)	19,653
Total income tax expense	$34,912	$35,251	$49,848
Cash payments for income taxes, including taxes on the gain or loss from discontinued business, were $44.4 million, $42.6 million and $42.3 million for 2013, 2012 and 2011, respectively.

The following is a reconciliation of the normal expected statutory U.S. federal income tax rate to the effective income tax rate as a percentage of Income (loss) from continuing operations before income taxes and equity income as reported in the Consolidated Statements of Operations:

	2013	2012	2011
U.S. federal income tax rate	35.0%	35.0%	35.0%
U.S. state income taxes, net of federal income tax benefit	0.5	(0.1)	2.9
U.S. domestic manufacturing deductions and credits	2.6	1.7	(9.6)
Tax costs of repatriation from the Infrastructure transaction	(7.2)	—	—
Difference in effective tax rates on international earnings and remittances	0.2	(0.7)	(11.7)
Uncertain tax position contingencies and settlements	3.0	2.5	(18.0)
Changes in realization on beginning of the year deferred tax assets	(11.0)	(1.8)	89.1
Restructuring charges with no realizable tax benefits	—	(9.8)	23.0
U.S. nondeductible items	(1.6)	(0.7)	6.0
Loss from disposal from the Infrastructure transaction	(40.9)	—	—
Non-deductible goodwill impairment	—	(42.5)	—
Cumulative effect of change in statutory tax rates/laws	0.3	0.1	3.5
Other, net	0.1	0.2	(0.6)
Effective income tax rate	(19.0)%	(16.1)%	119.6%

The effective income tax rate changed between 2013 and 2012 primarily due to the jurisdictional mix of the $271.3 million estimated loss on disposal of Harsco Infrastructure Segment recorded in 2013 on the Infrastructure transaction compared with $265.0 million non-deductible goodwill impairment charges recorded during 2012, tax expense recorded for valuation allowances on deferred tax assets within certain foreign jurisdictions that Infrastructure operates, and for the tax costs of repatriation from the Infrastructure transaction. The effective income tax rate changed between 2012 and 2011 primarily due to lower earnings from continuing operations, a non-deductible goodwill impairment charge of $265.0 million for which the Company has no tax basis as a result of historical stock acquisitions, and a change in the realizability of beginning of the year deferred tax assets of $37.3 million primarily related to the Company's U.K. deferred tax assets on its U.K. pension obligations recorded in 2011 and not repeated in 2012.
The tax effects of the temporary differences giving rise to the Company's deferred tax assets and liabilities at December 31, 2013 and 2012 are as follows:

	2013		2012
(In thousands)	Asset	Liability	Asset	Liability
Depreciation and amortization	$—	$35,378	$—	$99,219
Expense accruals	28,550	—	38,595	—
Inventories	3,592	—	2,649	—
Provision for receivables	752	—	1,677	—
Deferred revenue	—	1,764	—	2,014
Operating loss carryforwards	86,236	—	99,475	—
Foreign tax credit carryforwards	16,085	—	24,223	—
Capital loss carryforwards	3,177	—	—	—
Pensions	81,564	—	104,413	—
Currency adjustments	27,536	—	26,661	—
Equity investment in Infrastructure strategic venture	—	28,965	—	—
Unit adjustment liability	39,335	—	—	—
Post-retirement benefits	1,013	—	1,160	—
Other	6,159	—	25,324	—
Subtotal	293,999	66,107	324,177	101,233
Valuation allowance	(127,164)	—	(126,532)	—
Total deferred income taxes	$166,835	$66,107	$197,645	$101,233

The deferred tax asset and liability balances recognized on the Consolidated Balance Sheets at December 31, 2013 and 2012 are as follows:

(In thousands)	2013	2012
Other current assets	$44,315	$45,672
Other assets	65,105	70,271
Other current liabilities	475	651
Deferred income taxes	8,217	18,880
At December 31, 2013, the tax-effected amount of net operating loss carryforwards ("NOLs") totaled $86.2 million. Tax-effected NOLs from international operations are $77.4 million. Of that amount, $55.5 million can be carried forward indefinitely, and $21.9 million will expire at various times between 2014 and 2031. Tax-effected U.S. state NOLs are $8.8 million. Of that amount, $0.2 million expire at various times between 2014 and 2018, $3.6 million expire at various times between 2019 and 2023, $2.1 million expire at various times between 2024 and 2028, and $2.9 million expire at various times between 2029 and 2033. At December 31, 2013, the tax-effected amount of capital loss carryforwards totaled $3.2 million which expire in 2018.
The valuation allowances of $127.2 million and $126.5 million at December 31, 2013 and 2012, respectively, related principally to deferred tax assets for U.K. pension liabilities, NOLs, capital losses, currency translation and foreign investment tax credits that are uncertain as to realizability. In 2013, the Company recorded a net increase in the valuation allowance of $9.4 million related to the Infrastructure transaction and $7.1 million related to losses in certain jurisdictions that the Company determined it is more-likely-than not that these assets will not be realized. This was offset by a $15.8 million reduction in valuation allowance related to U.K. pension and currency translation adjustments recorded through Accumulated other comprehensive loss. Additionally in 2012, due to the negative financial performance of the Company's U.K. operations and restructuring charges, the Company recorded a non-cash tax expense of approximately $6.1 million to recognize a valuation allowance to fully offset the U.K. operations' net deferred tax assets primarily related to U.K. pension liabilities and losses from operations, as the Company determined it is more-likely-than-not that these assets will not be realized.
The Company has not provided U.S. income taxes on certain of its non-U.S. subsidiaries' undistributed earnings as such amounts are indefinitely reinvested outside the United States. At December 31, 2013 and 2012, such earnings were approximately $815 million and $882 million, respectively. If these earnings were repatriated at December 31, 2013, the one-time tax cost associated with the repatriation would be approximately $159 million.
The Company had a tax holiday in Asia that expired in 2012. The Company no longer has tax holidays in Europe and the Middle East as they have all expired. During 2011, tax holidays in Asia, Europe and the Middle East resulted in a reduction of $0.1 million in income tax expense, while during 2012 and 2013 these tax holidays resulted in no change to income tax expense.
The Company recognizes accrued interest and penalty expense related to unrecognized income tax benefits in income tax expense. During 2013, 2012 and 2011, the Company recognized an income tax benefit of $3.1 million, $1.8 million and $1.0 million, respectively, for interest and penalties. The Company has accrued $4.9 million and $8.0 million for the payment of interest and penalties at December 31, 2013 and 2012, respectively.

A reconciliation of the change in the unrecognized income tax benefits balance from January 1, 2011 to December 31, 2013 is as follows:

(In thousands)	Unrecognized Income Tax Benefits	Deferred Income Tax Benefits	Unrecognized Income Tax Benefits, Net of Deferred Income Tax Benefits
Balances, January 1, 2011	$35,889	$(738)	$35,151
Additions for tax positions related to the current year (includes currency translation adjustment)	2,534	(10)	2,524
Additions for tax positions related to prior years (includes currency translation adjustment)	4,014	(11)	4,003
Other reductions for tax positions related to prior years	(147)	—	(147)
Statutes of limitation expirations	(8,521)	224	(8,297)
Settlements	(361)	18	(343)
Balance at December 31, 2011	$33,408	$(517)	$32,891
Additions for tax positions related to the current year (includes currency translation adjustment)	584	(8)	576
Additions for tax positions related to prior years (includes currency translation adjustment)	37	2	39
Other reductions for tax positions related to prior years	(3,987)	—	(3,987)
Statutes of limitation expirations	(5,124)	154	(4,970)
Settlements	—	—	—
Balance at December 31, 2012	$24,918	$(369)	$24,549
Additions for tax positions related to the current year (includes currency translation adjustment)	500	(5)	495
Additions for tax positions related to prior years (includes currency translation adjustment)	145	(4)	141
Other reductions for tax positions related to prior years	(3,050)	—	(3,050)
Statutes of limitation expirations	(3,348)	180	(3,168)
Settlements	(1,616)	—	(1,616)
Total unrecognized income tax benefits that, if recognized, would impact the effective income tax rate at December 31, 2013	$17,549	$(198)	$17,351
Included in the additions for tax positions related to the current year for 2013 is approximately $0.1 million of unrecognized tax benefits that created additional operating losses in a foreign jurisdiction. To the extent the unrecognized tax benefit is recognized, a full valuation allowance would be recorded against these operating losses.
Included in the other reductions for tax positions related to prior years for 2013 is $3.1 million of previously unrecognized tax benefits, of which $1.5 million were recognized in 2013 as a result of closure of various foreign income tax examinations, $1.4 million were transferred as part of the Infrastructure transaction and $0.2 million related to adjustments to other prior year tax positions. These benefits were previously deemed to not meet the more-likely-than-not standard.
Within the next twelve months, it is reasonably possible that up to $2.3 million of unrecognized income tax benefits will be recognized upon settlement of tax examinations and the expiration of various statutes of limitations
The Company files its income tax returns as prescribed by the tax laws of the jurisdictions in which it operates. With few exceptions, the Company is no longer subject to U.S and international income tax examinations by tax authorities through 2006.
The Company was contacted by the U.S. Internal Revenue Service to audit the Company's 2010 income tax return.  The Internal Revenue Service commenced its audit during the second quarter of 2013.

12. Commitments and Contingencies
Environmental
The Company is involved in a number of environmental remediation investigations and cleanups and, along with other companies, has been identified as a "potentially responsible party" for certain waste disposal sites. While each of these matters is subject to various uncertainties, it is probable that the Company will agree to make payments toward funding certain of these activities and it is possible that some of these matters will be decided unfavorably to the Company. The Company has evaluated its potential liability, and its financial exposure is dependent upon such factors as the continuing evolution of environmental laws and regulatory requirements, the availability and application of technology, the allocation of cost among potentially responsible parties, the years of remedial activity required and the remediation methods selected. The Consolidated Balance Sheets at December 31, 2013 and 2012 include accruals in Other current liabilities of $1.2 million and $1.9 million, respectively, for environmental matters. The amounts charged against pre-tax income related to environmental matters totaled $1.7 million, $1.2 million and $2.0 million in 2013, 2012 and 2011, respectively.
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
In October 2009, the Company received notification of the SPRA's final administrative decision regarding the levying of ICMS in the State of São Paulo in relation to services provided to a customer in the State between January 2004 and May 2005. As of December 31, 2013, the principal amount of the tax assessment from the SPRA with regard to this case is approximately $3 million, with penalty, interest and fees assessed to date increasing such amount by an additional $27 million. Any change in the aggregate amount since the Company's last Annual Report on Form 10-K is due to an increase in assessed interest and statutorily mandated legal fees for the year. All such amounts include the effect of foreign currency translation.
Another ICMS tax case involving the SPRA refers to the tax period from January 2002 to December 2003, and is still pending at the administrative phase, where the aggregate amount assessed by the tax authorities in August 2005 was $10.6 million (the amounts with regard to this claim are valued as of the date of the assessment since it has not yet reached the collection phase), composed of a principal amount of $2.5 million, with penalty and interest assessed through that date increasing such amount by an additional $8.1 million. All such amounts include the effect of foreign currency translation.
The Company continues to believe that it is not probable it will incur a loss for these assessments by the SPRA. The Company also continues to believe that sufficient coverage for these claims exists as a result of the Company's customer's indemnification obligations and such customer's pledge of assets in connection with the October 2009 notice, as required by Brazilian procedure.
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
At December 31, 2013, there were 17,572 pending asbestos personal injury claims filed against the Company. Of these cases, 17,135 were pending in the New York Supreme Court for New York County in New York State. The other claims, totaling 437, were filed in various counties in a number of state courts, and in certain Federal District Courts (including New York), and those complaints generally assert lesser amounts of damages than the New York State court cases or do not state any amount claimed.
As of December 31, 2013, the Company has obtained dismissal by stipulation, or summary judgment prior to trial, in 27,148 cases.
In view of the persistence of asbestos litigation nationwide, the Company expects to continue to receive additional claims. However, there have been developments during the past several years, both by certain state legislatures and by certain state courts, which could favorably affect the Company's ability to defend these asbestos claims in those jurisdictions. These developments include procedural changes, docketing changes, proof of damage requirements and other changes that require plaintiffs to follow specific procedures in bringing their claims and to show proof of damages before they can proceed with their claim. An example is the action taken by the New York Supreme Court (a trial court), which is responsible for managing all asbestos cases pending within New York County in the State of New York. This Court issued an order in December 2002 that created a Deferred or Inactive Docket for all pending and future asbestos claims filed by plaintiffs who cannot demonstrate that they have a malignant condition or discernible physical impairment, and an Active or In Extremis Docket for plaintiffs who are able to show such medical condition. As a result of this order, the majority of the asbestos cases filed against the Company in New York County have been moved to the Inactive Docket until such time as the plaintiffs can show that they have incurred a physical impairment. At December 31, 2013, the Company has been listed as a defendant in 187 Active or In Extremis asbestos cases in New York County. The Court's Order has been challenged by some plaintiffs.
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

Insurance liabilities are recorded when it is probable that a liability has been incurred for a particular event and the amount of loss associated with the event can be reasonably estimated. Insurance reserves have been estimated based primarily upon actuarial calculations and reflect the undiscounted estimated liabilities for ultimate losses, including claims incurred but not reported. Inherent in these estimates are assumptions that are based on the Company's history of claims and losses, a detailed analysis of existing claims with respect to potential value, and current legal and legislative trends. If actual claims differ from those projected by management, changes (either increases or decreases) to insurance reserves may be required and would be recorded through income in the period the change was determined. When a recognized liability is covered by third-party insurance, the Company records an insurance claim receivable to reflect the covered liability. Insurance claim receivables are included in Other receivables on the Company's Consolidated Balance Sheets. See Note 1, Summary of Significant Accounting Policies, to the consolidated financial statements for the year ended December 31, 2013 for additional information on Accrued Insurance and Loss Reserves.

13. Capital Stock
The authorized capital stock of the Company consists of 150,000,000 shares of common stock and 4,000,000 shares of preferred stock, both having a par value of $1.25 per share. The preferred stock is issuable in series with terms as fixed by the Board of Directors (the "Board"). No preferred stock has been issued. Under the Company's Preferred Stock Purchase Rights Agreement (the "Agreement"), the Board authorized and declared a dividend distribution of one right for each share of common stock outstanding on the record date. The rights may only be exercised if, among other things and with certain exceptions, a person or group has acquired 15% or more of the Company's common stock without the prior approval of the Board. Each right entitles the holder to purchase 1/100th share of Harsco Series A Junior Participating Cumulative Preferred Stock at an exercise price of $230. Once the rights become exercisable, the holder of a right will be entitled, upon payment of the exercise price, to purchase a number of shares of common stock calculated to have a value of two times the exercise price of the right. The rights expire on October 9, 2017, do not have voting power, and may be redeemed by the Company at a price of $0.001 per right at any time until the 10th business day following public announcement that a person or group has accumulated 15% or more of the Company's common stock. The Agreement also includes an exchange feature. At December 31, 2013 and 2012, 806,789 and 805,846 shares, respectively, of $1.25 par value preferred stock were reserved for issuance upon exercise of the rights.
The Board has authorized the repurchase of shares of common stock as follows:

	Shares Authorized to be Purchased January 1	Additional Shares Authorized for Purchase	Shares Purchased	Remaining Shares Authorized for Purchase December 31
2011	2,000,000	—	286,577	1,713,423
2012	1,713,423	—	—	1,713,423
2013	1,713,423	286,577	—	2,000,000
At December 31, 2013, 2,000,000 shares remained available for repurchase under the Company's share repurchase program. On January 28, 2014, the Board reauthorized the number of shares available for repurchase under the Company's share repurchase program and extended the program for an additional year. As a result, the Company is currently authorized to repurchase up to 2,000,000 shares through January 31, 2015. When and if appropriate, repurchases are made in open market transactions, depending on market conditions. Share repurchases may not occur and may be discontinued at any time.

The following table summarizes the Company's common stock:

	Common Stock
	Shares Issued	Treasury Shares (a)	Outstanding Shares
Outstanding, January 1, 2011	111,611,102	31,097,043	80,514,059
Stock options exercised	199,032	41,974	157,058
Vested restricted stock units	121,133	28,503	92,630
Treasury shares purchased	—	286,577	(286,577)
Outstanding, December 31, 2011	111,931,267	31,454,097	80,477,170
Stock options exercised	38,900	—	38,900
Vested restricted stock units	45,898	14,677	31,221
Other stock grants	47,873	10,536	37,337
Outstanding, December 31, 2012	112,063,938	31,479,310	80,584,628
Stock options exercised	20,000	—	20,000
Vested restricted stock units	25,215	9,358	15,857
Stock appreciation rights exercised	2,713	521	2.192
Other stock grants	86,827	30,579	56,248
Outstanding, December 31, 2013	112,198,693	31,519,768	80,678,925
(a) The Company repurchases shares in connection with the issuance of shares under stock-based compensation programs.
The following is a reconciliation of the average shares of common stock used to compute basic earnings per common share to the shares used to compute diluted earnings per common share as shown in the Consolidated Statements of Operations:

(In thousands, except per share data)	2013	2012	2011
Loss from continuing operations attributable to Harsco Corporation common stockholders	$(226,449)	$(253,693)	$(9,447)

Weighted-average shares outstanding—basic	80,755	80,632	80,736
Dilutive effect of stock-based compensation	—	—	—
Weighted-average shares outstanding—diluted	80,755	80,632	80,736
Loss from continuing operations per common share, attributable to Harsco Corporation common stockholders:
Basic	$(2.80)	$(3.15)	$(0.12)

Diluted	$(2.80)	$(3.15)	$(0.12)
The following average outstanding stock-based compensation units were not included in the computation of diluted earnings per share because the effect was antidilutive:

(In thousands)	2013	2012	2011
Restricted stock units	265	148	64
Stock options	286	389	755
Stock appreciation rights	1,078	530	—
Other stock-based compensation units	101	317	554

14. Stock-Based Compensation
The 2013 Equity and Incentive Compensation Plan authorizes the issuance of up to 6,800,000 shares of the Company's common stock for use in paying incentive compensation awards in the form of stock options or other equity awards such as restricted stock, restricted stock units ("RSUs") or stock appreciation rights ("SARs"). Of the 6,800,000 shares authorized, a maximum of 3,400,000 shares may be issued for awards other than option rights or SARs, as defined in the plan. The 1995 Non-Employee Directors' Stock Plan authorizes the issuance of up to 600,000 shares of the Company's common stock for equity awards. Both plans have been approved by the Company's stockholders. At December 31, 2013, there were 6,019,212 shares available for granting equity awards under the 2013 Equity and Incentive Compensation Plan, of which 3,271,831 shares were available for awards other than option rights or SARs. At December 31, 2013, there were 143,903 shares available for granting under the 1995 Non-Employee Directors' Stock Plan.

Restricted Stock Units
The Board approves the granting of performance-based RSUs as the long-term equity component of director, officer and certain key employee compensation. The RSUs require no payment from the recipient and compensation cost is measured based on the market price on the grant date and is generally recorded over the vesting period. The vesting period for RSUs granted to non-employee directors is one year, and each restricted stock unit is exchanged for a like number of shares of Company stock following the termination of the participant's service as a director. Generally, RSUs granted to officers and certain key employees prior to 2012 vest on a pro rata basis over a three-year period, and the specified retirement age is 62. RSUs granted in May of 2013 "cliff" vest at the end of three years, and the specified retirement age is 62. Upon vesting, each restricted stock unit is exchanged for a like number of new shares of the Company's stock. RSUs do not have an option for cash payment.
The following table summarizes RSUs issued and the compensation expense recorded for 2013, 2012 and 2011:
Stock-Based Compensation Expense

	Restricted Stock Units	Weighted Average Fair Value	Expense
(Dollars in thousands, except per unit)			2013	2012	2011
Directors:
2010	16,000	30.99	$—	$—	$165
2011	20,192	34.79	—	234	468
2012	30,618	21.44	255	402	—
2013	46,287	20.60	636	—	—
Employees:
2008	130,950	45.95	—	—	68
2009	121,625	25.98	—	43	626
2010	26,000	23.78	—	21	383
2011	17,250	23.55	69	195	140
2012	141,486	18.75	383	525	—
2013	170,582	20.63	633	—	—

Total			$1,976	$1,420	$1,850
Restricted stock unit activity for 2013, 2012 and 2011 was as follows:

	Restricted Stock Units	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2011	140,535	$30.83
Granted	37,442	29.61
Vested	(113,136)	33.55
Forfeited	(2,200)	25.15
Nonvested at December 31, 2011	62,641	25.39
Granted	172,104	19.23
Vested	(67,861)	24.86
Forfeited	(25,411)	20.35
Nonvested at December 31, 2012	141,473	19.19
Granted	216,869	20.62
Vested	(69,955)	20.54
Forfeited	(74,546)	22.61
Nonvested at December 31, 2013	213,841	$19.95
At December 31, 2013, the total unrecognized compensation cost related to nonvested RSUs was $2.8 million, which will be recognized over a weighted-average period of approximately two years.
Stock Options
From time to time, the Company may grant incentive stock options and nonqualified stock options to officers, certain key employees and non-employee directors under the plans noted above. The stock options would generally vest three years from the date of grant, which is the date the Board approved the grants, and expire no later than seven years after the date of grant. The exercise price of the stock would be fair value on the grant date. Upon exercise, a new share of Company common stock is issued for each option.

Stock option activity for 2013, 2012 and 2011 was as follows:

	Shares Under Option	Weighted Average Exercise Price	Aggregate Intrinsic Value (in millions)(a)
Outstanding, January 1, 2011	273,672	$16.46	$3.3
Granted	617,500	31.75	—
Exercised	(199,032)	15.95	—
Expired	(30,300)	30.92	—
Outstanding, December 31, 2011	661,840	30.22	0.2
Exercised	(38,900)	18.23	—
Forfeited/Expired	(294,940)	31.29	—
Outstanding, December 31, 2012	328,000	30.67	0.2
Exercised	(20,000)	16.96
Forfeited/Expired	(79,000)	31.00
Outstanding, December 31, 2013	229,000	$31.75	$—

(a)	Intrinsic value is defined as the difference between the current market value and the exercise price, for those options where the market price exceeds the exercise price.
In January 2011, 617,500 stock options were granted. The Company used a binomial lattice model to estimate the fair value of $10.90 for this stock-based award. The fair value was estimated with the following assumptions: Dividend yield—2.5%; Volatility—40.6%; Risk-free interest rate—0.6%; and Expected life—seven years. These assumptions are based on multiple factors, including the historical volatility of the Company's stock price. The options vest three years from the grant date and expire seven years after the grant date. Compensation expense recognized in 2013 and 2011 totaled $0.2 million and $2.0 million, respectively. There was no compensation expense recognized in 2012. The decrease in compensation expense related for 2013 and 2012 was primarily due to forfeitures.
At December 31, 2013, the total unrecognized compensation cost related to nonvested stock options was less than $0.1 million, which is expected to be recognized in 2014.
Net cash proceeds from the exercise of stock options totaled $0.4 million, $0.7 million and $2.4 million in 2013, 2012 and 2011, respectively.
The total intrinsic value of options exercised during 2013, 2012 and 2011 was $0.1 million, $0.1 million and $2.2 million, respectively.
The following table summarizes information concerning outstanding and exercisable options at December 31, 2013:

	Options Outstanding				Options Exercisable
Range of Exercisable Prices	Vested	Unvested	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life in Years	Number Exercisable	Weighted Average Exercise Price Per Share
$31.75 - $31.75	80,000	149,000	31.75	4.1	80,000	31.75
At December 31, 2013, outstanding options, substantially all of which are expected to vest, have a weighted-average remaining contractual life of 4.1 years and no intrinsic value. Vested and currently exercisable options have a weighted-average remaining contractual life of 4.1 years and no intrinsic value.
Weighted-average grant-date fair value of unvested options during the year ended December 31, 2013 was as follows:

	Shares Under Option	Weighted Average Grant-Date Fair Value
Outstanding, January 1, 2013	304,000	$10.90
Vested	(80,000)	10.90
Forfeited	(75,000)	10.90
Outstanding, December 31, 2013	149,000	$10.90

Stock Appreciation Rights
The Company may grant SARs to officers under the 2013 Equity and Incentive Compensation Plan.  The SARs would generally vest on a pro-rata basis from one to five years from the date of grant, and expire no later than ten years after the date of grant, and the specified retirement age is 62.  SARs require no cash payment from the recipient.  The exercise price of the SAR would be fair value on the grant date.  Upon exercise, a new share of Company stock is issued based on the increase in the fair value of the stock over the exercise price of the SAR.  SARs do not have an option for cash payment.

During 2012, the Company issued SARs covering 318,452 shares in March, 345,502 shares in May and 43,058 shares in September under the 1995 Executive Incentive Compensation Plan to officers and key executive employees. During 2013, SARs covering 903,814 shares, 5,018 shares and 15,000 shares were issued in May, June and November, respectively, under the 2013 Equity and Incentive Compensation Plan.
The fair value of each SAR grant was estimated on the date of grant using a Black-Scholes pricing model with the following assumptions:

	March 2012 Grant	May 2012 Grant	September 2012 Grant	May 2013 Grant	June 2013 Grant	November 2013 Grant
Risk-free interest rate	1.56%	1.18%	1.00%	1.17%	1.41%	1.91%
Dividend yield	3.50%	4.20%	3.80%	3.61%	3.56%	3.13%
Expected life (years)	6.5	6.5	6.5	6.5	6.5	6.5
Volatility	43.9%	44.0%	44.3%	44.1%	44.1%	43.8%
SAR grant price	$23.73	$19.65	$21.37	$22.70	$23.03	$26.22
Fair value of SAR	$6.10	$4.77	$6.20	$6.86	$7.07	$8.60
SARs activity for 2013 and 2012 was as follows:

	SARs
	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (in millions) (a)
Outstanding, January 1, 2012	—	$—	$—
Granted	707,012	21.23
Forfeited/expired	(181,725)	21.23
Outstanding, December 31, 2012	525,287	21.23	1.2
Granted	923,832	22.76
Exercised	(11,037)	19.65
Forfeited	(476,624)	22.28
Outstanding, December 31, 2013	961,458	$22.20	$5.6
(a) Intrinsic value is defined as the difference between the current market value and the exercise price, for those SARs where the market price exceeds the exercise price.
The total intrinsic value of SARs exercised during 2013 was $0.1 million. No SARs were exercised in prior years.
The following table summarizes information concerning outstanding and exercisable SARs at December 31, 2013:

	SARs Outstanding				SARs Exercisable
Range of exercisable prices	Vested	Unvested	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Life in Years	Number Exercisable	Weighted-Average Exercise Price per Share
$19.65 - $22.70	77,576	783,239	$21.98	9.1	77,576	$20.47
$23.03 - $26.22	44,377	56,266	24.07	8.5	44,377	23.73
	121,953	839,505	$22.20	9.1	121,953	$21.65
At December 31, 2013, outstanding SARs, substantially all of which are expected to vest, have a weighted-average remaining contractual life of 9.1 years and an aggregate intrinsic value of $5.6 million. Vested and currently exercisable SARs have a weighted-average remaining contractual life of 8.5 years and an aggregate intrinsic value of $0.8 million.
At December 31, 2013, total unrecognized compensation expense related to nonvested SARs was $4.8 million, which is expected to be recognized over a weighted average period of approximately 4.2 years.

Weighted-average grant date fair value of unvested SARs during the year ended December 31, 2013 was as follows:

	Shares	Weighted-Average Grant Date Fair Value
Unvested shares, January 1, 2013	525,287	$21.23
Granted	923,832	22.76
Vested	(121,953)	21.65
Exercised	(11,037)	19.65
Forfeited	(476,624)	22.28
Unvested shares, December 31, 2013	839,505	$22.27
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
There was a $0.1 million increase, no change and a $1.1 million decrease of excess tax benefits principally from RSUs recognized in 2013, 2012 and 2011, respectively.

15. Financial Instruments
Off-Balance Sheet Risk
As collateral for the Company's performance and to insurers, the Company is contingently liable under standby letters of credit, bonds and bank guarantees in the amounts of $216.3 million and $208.8 million at December 31, 2013 and 2012, respectively. These standby letters of credit, bonds and bank guarantees are generally in force for up to four years. Certain issues have no scheduled expiration date. The Company pays fees to various banks and insurance companies that range from 0.32% to 2.55% per annum of the instruments' face value. If the Company were required to obtain replacement standby letters of credit, bonds and bank guarantees at December 31, 2013 for those currently outstanding, it is the Company's opinion that the replacement costs would be within the present fee structure.
The Company has currency exposures in approximately 35 countries. The Company's primary foreign currency exposures during 2013 were in the European Economic and Monetary Union, the United Kingdom and Brazil.
Off-Balance Sheet Risk—Third-Party Guarantees
In connection with the Infrastructure transaction, the Company has outstanding guarantees and letters of credit related to the Harsco Infrastructure Segment that are still in force. These guarantees and letters of credit are provided to enable the legacy business to obtain financing for their operations. The maximum potential amount of future payments (undiscounted) related to these guarantees was approximately $19 million at December 31, 2013. These guarantees and letters of credit are expected to be replaced by Brand during 2014. There is no recognition of a liability related to these guarantees or letters of credit as the Company believes that the potential for making any payments is remote and they have been indemnified by Brand as part of the Infrastructure transaction.
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
The Company provided an environmental indemnification for property from a lease that terminated in 2006. The term of this guarantee is indefinite, and the Company would be required to perform under the guarantee only if an environmental matter was discovered on the property relating to the time the Company leased the property. The Company is not aware of any environmental issues related to this property. The maximum potential amount of future payments (undiscounted) related to this guarantee is estimated to be $3.0 million at both December 31, 2013 and 2012. There is no recognition of this potential future payment in the consolidated financial statements as the Company believes the potential for making this payment is remote.
Any liabilities related to the Company's obligation to stand ready to act on third-party guarantees are included in Other current liabilities or Other liabilities (as appropriate) on the Consolidated Balance Sheets. Any recognition of these liabilities did not have a material impact on the Company's financial condition or results of operations for 2013, 2012 or 2011.

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
All derivative instruments are recorded on the Consolidated Balance Sheets at fair value. Changes in the fair value of derivatives used to hedge foreign currency denominated balance sheet items are reported directly in earnings along with offsetting transaction gains and losses on the items being hedged. Derivatives used to hedge forecasted cash flows associated with foreign currency commitments or forecasted commodity purchases may be accounted for as cash flow hedges, as deemed appropriate and if the criteria for hedge accounting are met. Gains and losses on derivatives designated as cash flow hedges are deferred as a separate component of equity and reclassified to earnings in a manner that matches the timing of the earnings impact of the hedged transactions. Generally, at December 31, 2013, these deferred gains and losses will be reclassified to earnings over 10 to 15 years from the balance sheet date. The ineffective portion of all hedges, if any, is recognized currently in earnings.
The fair value of outstanding derivative contracts recorded as assets and liabilities on the Consolidated Balance Sheets at December 31, 2013 and 2012 was as follows:

	Asset Derivatives		Liability Derivatives
(in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
December 31, 2013
Derivatives designated as hedging instruments:
Foreign currency forward exchange contracts	Other current assets	$40	Other current liabilities	$17
Cross currency interest rate swaps	Other assets	26,001	Other liabilities	13,410
Total derivatives designated as hedging instruments		$26,041		$13,427

Derivatives not designated as hedging instruments:
Foreign currency forward exchange contracts	Other current assets	$1,216	Other current liabilities	$3,267

	Asset Derivatives		Liability Derivatives
(in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
December 31, 2012
Derivatives designated as hedging instruments:
Cross currency interest rate swaps	Other assets	$39,058	Other liabilities	$14,346

Derivatives not designated as hedging instruments:
Foreign currency forward exchange contracts	Other current assets	$853	Other current liabilities	$1,775

All of the Company's derivatives are recorded in the Consolidated Balance Sheets at gross amounts and not offset. All of the Company's cross currency interest rate swaps and certain foreign currency forward exchange contracts are transacted under International Swaps and Derivatives Association ("ISDA") documentation. Each ISDA master agreement permits the net settlement of amounts owed in the event of default. The Company's derivative assets and liabilities subject to enforceable master netting arrangements did not result in a net asset or net liability at December 31, 2013. The Company's derivative assets and liabilities subject to enforceable master netting arrangements resulted in a $0.1 million net liability at December 31, 2012.

The effect of derivative instruments in the Consolidated Statements of Operations and the Consolidated Statements of Comprehensive Income during 2013, 2012 and 2011 was as follows:
Derivatives Designated as Hedging Instruments

(In thousands)	Amount of Gain (Loss) Recognized in Other Comprehensive Income ("OCI") on Derivative—Effective Portion	Location of Gain (Loss) Reclassified from Accumulated OCI into Income—Effective Portion	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income—Effective Portion	Location of Gain (Loss) Recognized in Income on Derivative—Ineffective Portion and Amount Excluded from Effectiveness Testing	Amount of Gain (Loss) Recognized in Income on Derivative—Ineffective Portion and Amount Excluded from Effectiveness Testing
Year Ended December 31, 2013:
Foreign currency forward exchange contracts	$48	Cost of services and products sold	$(8)	Cost of services and products sold	$(6)
Cross currency interest rate swaps	2,409		—	Cost of services and products sold	(12,061)	(a)
	$2,457		$(8)		$(12,067)
Year Ended December 31, 2012:
Foreign currency forward exchange contracts	$(152)	Cost of services and products sold	$270		$—
Cross currency interest rate swaps	(4,748)		—	Cost of services and products sold	(13,384)	(a)
	$(4,900)		$270		$(13,384)
Year Ended December 31, 2011:
Foreign currency forward exchange contracts	$887	Cost of services and products sold	$83		$—
Cross currency interest rate swaps	7,230		—	Cost of services and products sold	7,642	(a)
	$8,117		$83		$7,642

(a)	These gains (losses) offset foreign currency fluctuation effects on the debt principal.

Derivatives Not Designated as Hedging Instruments

	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative for the Twelve Months Ended December 31(a)
(In thousands)		2013	2012	2011
Foreign currency forward exchange contracts	Cost of services and products sold	$(10,463)	$(3,529)	$7,238

(a)	These gains (losses) offset amounts recognized in cost of service and products sold principally as a result of intercompany or third-party foreign currency exposures.

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

The following tables summarize, by major currency, the contractual amounts of the Company's foreign currency forward exchange contracts in U.S. dollars at December 31, 2013 and 2012. The "Buy" amounts represent the U.S. dollar equivalent of commitments to purchase foreign currencies, and the "Sell" amounts represent the U.S. dollar equivalent of commitments to sell foreign currencies. The recognized gains and losses offset amounts recognized in cost of services and products sold principally as a result of intercompany or third-party foreign currency exposures.
Contracted Amounts of Foreign Currency Exchange Forward Contracts Outstanding at December 31, 2013:

(In thousands)	Type	U.S. Dollar Equivalent	Maturity	Recognized Gain (Loss)
British pounds sterling	Sell	$26,931	January 2014	$(277)
British pounds sterling	Buy	1,976	January 2014	15
Euros	Sell	248,943	January 2014 through July 2014	(335)
Euros	Buy	242,385	January 2014 through March 2014	(1,335)
Other currencies	Sell	12,708	January 2014 through July 2014	(134)
Other currencies	Buy	8,907	January 2014 through August 2014	38
Total		$541,850		$(2,028)

Included in the contracted amounts of foreign currency exchange forward contracts outstanding at December 31, 2013 are $121.2 million of foreign currency exchange forward contracts entered into by the Company under the Transition Services Agreement with Brand. The Company has recognized a $0.7 million mark-to-market liability associated with these foreign currency exchange forward contracts.
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
In addition to foreign currency forward exchange contracts, the Company designates certain loans as hedges of net investments in international subsidiaries. The Company recorded pre-tax net losses of $9.8 million and $5.3 million and pre-tax net gains of $6.3 million related to hedges of net investments during 2013, 2012 and 2011, respectively, in the caption Accumulated other comprehensive loss.
Cross Currency Interest Rate Swaps
The Company uses cross currency interest rate swaps in conjunction with certain debt issuances in order to secure a fixed local currency interest rate. Under these cross currency interest rate swaps, the Company receives interest based on a fixed or floating U.S. dollar rate and pays interest on a fixed local currency rate based on the contractual amounts in dollars and the local currency, respectively. At maturity, there is also the payment of principal amounts between currencies. The cross currency interest rate swaps are recorded on the Consolidated Balance Sheets at fair value, with changes in value attributed to the effect of the swaps' interest spread recorded in Accumulated other comprehensive loss. Changes in value attributed to the effect of foreign currency fluctuations are recorded in the Consolidated Statements of Operations and offset currency fluctuation effects on the debt principal. The following table indicates the contractual amounts of the Company's cross currency interest rate swaps:

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
The following table indicates the fair value hierarchy of the financial instruments of the Company at December 31, 2013 and 2012:

Level 2 Fair Value Measurements (In thousands)	December 31 2013	December 31 2012
Assets
Foreign currency forward exchange contracts	$1,256	$853
Cross currency interest rate swaps	26,001	39,058
Liabilities
Foreign currency forward exchange contracts	3,284	1,775
Cross currency interest rate swaps	13,410	14,346
The following table reconciles the beginning and ending balances for liabilities measured on a recurring basis using unobservable inputs (Level 3) for 2013:

Level 3 Liabilities—Unit Adjustment Liability for the Twelve Months Ended December 31 (In thousands)	2013
Balance at beginning of year	$—
Recognition of unit adjustment liability	107,500
Payments	(2,123)
Change in fair value to unit adjustment liability	966
Balance at end of year	$106,343
See Note 3, Acquisitions and Dispositions, for additional information related to the unit adjustment liability.
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

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and short-term borrowings approximate fair value due to the short-term maturities of these assets and liabilities. At December 31, 2013 and 2012, the total fair value of long-term debt, including current maturities, was $832.6 million and $1.0 billion, respectively, compared to carrying value of $803.4 million and $960.7 million, respectively. Fair values for debt are based on quoted market prices (Level 1) for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities.
Concentrations of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. The Company places its cash and cash equivalents with high-quality financial institutions and, by policy, limits the amount of credit exposure to any single institution.
Concentrations of credit risk with respect to accounts receivable are generally limited in the Harsco Industrial Segments due to the Company's large number of customers and their dispersion across different industries and geographies. However, the Company's Harsco Metals & Minerals Segment and, to a lesser extent, the Harsco Rail Segment have several large customers throughout the world with significant accounts receivable balances. Consolidation in the global steel or rail industries could result in an increase in concentration of credit risk for the Company.
The Company generally does not require collateral or other security to support customer receivables. If a receivable from one or more of the Company's larger customers becomes uncollectible, it could have a material effect on the Company's results of operations or cash flows.

16. Information by Segment and Geographic Area
The Company reports information about its operating segments using the "management approach," which is based on the way management organizes and reports the segments within the enterprise for making operating decisions and assessing performance. The Company's reportable segments are identified based upon differences in products, services and markets served.
In 2013, the Company had four reportable segments. These segments and the types of products and services offered include the following:
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

Harsco Infrastructure Segment
Historically, major services included project engineering and equipment installation, as well as the sale and rental of scaffolding, shoring and concrete forming systems for industrial maintenance and capital improvement projects, civil infrastructure projects, non-residential construction, and international multi-dwelling residential construction projects. Services were provided to industrial and petrochemical plants; the infrastructure construction, repair and maintenance markets; commercial and industrial construction contractors; and public utilities. As a result of the Infrastructure transaction, this Segment no longer recognizes revenue from operations. See Note 3, Acquisitions and Dispositions, for additional information on the Infrastructure transaction.

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

Other Information
The measurement basis of segment profit or loss is operating income (loss). There are no significant inter-segment sales. Corporate assets include principally cash, prepaid taxes, fair value of derivative instruments and U.S. deferred income taxes. Countries with revenues from unaffiliated customers or net property, plant and equipment of ten percent or more of the consolidated totals (in at least one period presented) are as follows:
Information by Geographic Area (a)

	Revenues from Unaffiliated Customers
	Year Ended December 31
(In thousands)	2013	2012	2011
United States	$1,021,770	$1,108,051	$1,087,454
United Kingdom	353,915	331,894	398,222
All Other	1,520,835	1,606,073	1,817,064
Totals including Corporate	$2,896,520	$3,046,018	$3,302,740

(a)	Revenues are attributed to individual countries based on the location of the facility generating the revenue.

	Property, Plant and Equipment, Net
	Balances at December 31
(In thousands)	2013	2012	2011
United States	$147,820	$242,890	$276,966
China	86,822	55,656	21,700
All Other	476,704	967,679	975,818
Totals including Corporate	$711,346	$1,266,225	$1,274,484
In 2013, 2012 and 2011, sales to one customer, ArcelorMittal, principally in the Harsco Metals & Minerals Segment, were $268.6 million, $283.3 million and $361.9 million, respectively. For 2011, this amount represented more than 10% of the Company's consolidated revenues. These revenues were provided under multiple long-term contracts at several mill sites. In addition, the Harsco Metals & Minerals Segment is dependent largely on the global steel industry, and in 2013, 2012 and 2011 there were two customers, including ArcelorMittal, that each provided in excess of 10% of this Segment's revenues under multiple long-term contracts at several mill sites. The loss of any one of these contracts would not have a material adverse impact upon the Company's financial position or cash flows; however, it could have a material effect on quarterly or annual results of operations. Additionally, consolidation in the global steel industry has increased the Company's exposure to these customers. Should additional consolidations occur involving some of the steel industry's larger companies which are customers of the Company, it would result in an increase in concentration of credit risk for the Company.
In 2013 and 2011, the Harsco Rail Segment had two customers and in 2012 one customer that provided in excess of 10% of the Segments' revenues. In 2013, 2012, and 2011, the Harsco Industrial Segment had one customer that provided in excess of 10% of the Segment's revenues. The loss of any of these customers would not have a material adverse impact on the Company's financial positions or cash flows.
As a result of the Infrastructure transaction, the Company recorded an estimated non-cash long-lived asset impairment charge of $241.3 million during the third quarter of 2013. The Company recorded an additional loss on disposal of Harsco Infrastructure Segment of $30.0 million during the fourth quarter of 2013 related to the Infrastructure transaction.
In the fourth quarter of 2012, the Company recorded a non-cash goodwill impairment charge of $265.0 million related to the Harsco Infrastructure Segment. See Note 7, Goodwill and Other Intangibles, for additional disclosure regarding the goodwill impairment charge.
In the fourth quarter of 2011, the Company implemented the 2011/2012 Restructuring Program to further optimize rental assets and sales inventories in the Harsco Infrastructure Segment; reduce the number of administrative locations in the Harsco Infrastructure and Harsco Metals & Minerals Segments; and reduce the global workforce in the Harsco Infrastructure and Harsco Metals & Minerals Segments. The Harsco Infrastructure and Harsco Metals & Minerals Segments recorded pre-tax charges of $88.6 million and $5.5 million respectively, for the 2011/2012 Restructuring Program in 2012. The Harsco Infrastructure and Harsco Metals & Minerals Segments recorded pre-tax charges of $87.6 million and $12.8 million, respectively, for the 2011/2012 Restructuring Program in 2011.

Operating Information by Segment:

	Year Ended
	December 31
(In thousands)	2013	2012	2011
Revenues
Harsco Metals & Minerals	$1,359,004	$1,404,103	$1,588,302
Harsco Infrastructure	885,377	937,293	1,108,293
Harsco Rail	286,167	352,036	300,029
Harsco Industrial	365,972	352,586	306,116
Total Revenues	$2,896,520	$3,046,018	$3,302,740
Operating Income (Loss)
Harsco Metals & Minerals	$80,801	$85,523	$109,593
Harsco Infrastructure	(275,762)	(368,657)	(125,555)
Harsco Rail	28,299	56,079	58,746
Harsco Industrial	61,035	60,160	50,656
Corporate	(29,172)	(7,895)	(5,791)
Total Operating Income (Loss)	$(134,799)	$(174,790)	$87,649
Total Assets
Harsco Metals & Minerals	$1,595,221	$1,561,973	$1,537,538
Harsco Infrastructure (a)	456,323	1,018,979	1,371,143
Harsco Rail	159,774	188,348	213,410
Harsco Industrial	83,189	81,035	80,784
Corporate	147,241	125,634	136,002
Total Assets	$2,441,748	$2,975,969	$3,338,877
Depreciation and Amortization
Harsco Metals & Minerals	$158,837	$163,137	$183,784
Harsco Infrastructure	58,449	89,814	107,621
Harsco Rail	10,362	10,116	10,133
Harsco Industrial	3,329	3,098	2,805
Corporate	6,064	5,952	6,098
Total Depreciation and Amortization	$237,041	$272,117	$310,441
Capital Expenditures
Harsco Metals & Minerals	$173,179	$189,358	$212,009
Harsco Infrastructure	62,889	63,137	88,456
Harsco Rail	3,502	4,133	4,497
Harsco Industrial	3,936	3,669	4,938
Corporate	2,641	4,726	3,201
Total Capital Expenditures	$246,147	$265,023	$313,101
(a) The total assets of the Harsco Infrastructure Segment at December 31, 2013 represent assets held-for-sale, the value of the equity method investment in Brand, and related net deferred tax assets.
The Harsco Infrastructure Segment currently holds the Company's approximate 29% equity interest in the Infrastructure strategic venture that resulted from the Infrastructure transaction. The Company will record the Company's proportionate share of Brand's net income or loss one quarter in arrears. Accordingly, the Company's Consolidated Statement of Operations for the year ended December 31, 2013 does not include any amounts related to the Infrastructure strategic venture in the caption Equity in income of unconsolidated entities, net. The Company will begin recording the Company's proportionate share of Brand's net income or loss during the first quarter of 2014. See Note 5, Equity Method Investments, for additional information on the Company's equity method investment in Brand.

Reconciliation of Segment Operating Income (Loss) to Consolidated Income From Continuing Operations Before Income Taxes and Equity Income:

	Year Ended
	December 31
(In thousands)	2013	2012	2011
Segment operating income (loss)	$(105,627)	$(166,895)	$93,440
General Corporate expense	(29,172)	(7,895)	(5,791)
Operating income (loss) from continuing operations	(134,799)	(174,790)	87,649
Interest income	2,087	3,676	2,751
Interest expense	(49,654)	(47,381)	(48,735)
Change in fair value to unit adjustment liability	(966)	—	—
Income (loss) from continuing operations before income taxes and equity income	$(183,332)	$(218,495)	$41,665
Information about Products and Services:

	Revenues from Unaffiliated Customers
	Year Ended
	December 31
(In thousands)	2013	2012	2011
Product Group
Outsourced, on-site services to steel mills and other metals producers and resource recovery technologies for the re-use of industrial waste stream by-products	$1,292,511	$1,333,248	$1,518,902
Engineered scaffolding, concrete forming and shoring, and other access-related services, rentals and sales (a)	885,377	937,293	1,108,293
Railway track maintenance services and equipment	286,167	352,036	300,029
Air-cooled heat exchangers	180,738	175,896	142,960
Industrial grating products	142,355	136,157	113,388
Industrial abrasives and roofing granules	66,493	70,855	69,399
Heat transfer products	42,879	40,533	49,769
Consolidated Revenues	$2,896,520	$3,046,018	$3,302,740
(a) The Engineered scaffolding, concrete forming and shoring, and other access-related services, rentals and sales product group is associated with the Harsco Infrastructure Segment which was disposed of as part of the Infrastructure transaction. See Note 3, Acquisitions and Dispositions, for additional information on the Infrastructure transaction.

17. Other Expenses
During 2013, 2012 and 2011, the Company recorded pre-tax other expenses from continuing operations of $15.1 million, $93.8 million and $102.7 million, respectively. The major components of this Consolidated Statements of Operations caption are as follows:

	Other (Income) Expenses
(In thousands)	2013	2012	2011
Net gains	$(4,657)	$(5,848)	$(6,162)
Contingent consideration adjustments	—	—	(3,966)
Employee termination benefit costs	3,928	31,158	36,174
Costs to exit activities	5,382	38,626	10,007
Product line rationalization	—	24,966	66,063
Impaired asset write-downs	9,688	7,152	—
Other (income) expense	769	(2,278)	624
Total	$15,110	$93,776	$102,740
Other expenses in 2013 were incurred in conjunction with impaired asset write-downs primarily in the Harsco Rail Segment, costs to exit activities primarily in the Harsco Metals & Minerals Segment and Corporate, employee termination benefit costs primarily in the Harsco Metals & Minerals Segment, partially offset by net gains primarily in the Harsco Infrastructure Segment.

Substantially all other expenses in 2012 and 2011 were incurred in conjunction with restructuring programs initiated within the Harsco Infrastructure Segment and the Harsco Metals & Minerals Segment in 2011 and the Harsco Infrastructure Segment in 2010. See Note 19, Restructuring Programs, for additional information on these restructuring programs.
Net Gains
Net gains result from the sales of redundant properties (primarily land, buildings and related equipment) and non-core assets. In 2013, gains related to assets sold principally in the United States and Western Europe. In 2012, gains related to assets sold principally in the United States. In 2011, gains related to assets sold principally in the United Kingdom and the United States.

	Net Gains
(In thousands)	2013	2012	2011
Harsco Metals & Minerals Segment	$(1,043)	$(2,449)	$(1,666)
Harsco Infrastructure Segment	(2,864)	(2,198)	(3,607)
Harsco Industrial Segment	(750)	(1,089)	(889)
Corporate	—	(112)	—
Total	$(4,657)	$(5,848)	$(6,162)
Cash proceeds associated with these gains are included in the caption proceeds from sales of assets in the cash flows from investing activities section of the Consolidated Statements of Cash Flows.
Contingent Consideration Adjustments
Certain of the Company's acquisitions in prior years included contingent consideration features for which defined goals needed to be met by the acquired business in order for payment of the consideration. Each quarter until settlement of these contingencies, the Company assessed the likelihood that an acquired business would achieve the goals and the resulting fair value of the contingency. In accordance with U.S. GAAP for business combinations, these adjustments were recognized in the caption operating income (loss) from continuing operations in the Consolidated Statements of Operations as a component of the other expenses caption. The Company's assessment of these performance goals resulted in the following reductions to previously recognized contingent consideration liabilities:

	Contingent Consideration Adjustments
(In thousands)	2013	2012	2011
Harsco Infrastructure Segment	$—	$—	$(3,966)
All contingent consideration liabilities have been settled and there was no recorded contingent consideration liability as of December 31, 2013 and 2012.
Employee Termination Benefit Costs
Costs and the related liabilities associated with involuntary termination benefit costs associated with one-time benefit arrangements provided as part of an exit or disposal activity are recognized by the Company when a formal plan for reorganization is approved at the appropriate level of management and communicated to the affected employees. Additionally, costs associated with ongoing benefit arrangements, or in certain countries where statutory requirements dictate a minimum required benefit, are recognized when they are probable and estimable.
The employee termination benefit costs in 2013 related primarily to the Harsco Metals & Minerals Segment and were primarily in Latin America, Western Europe, the Middle East and Africa, and North America. The employee termination benefit costs in 2012 related primarily to the 2011/2012 Restructuring Program and were primarily in Western Europe, North America, the United Kingdom and the Asia-Pacific region. The employee termination benefits costs in 2011 related primarily to the 2011/2012 Restructuring Program and were primarily in Western Europe and the United Kingdom.

	Employee Termination Benefit Costs
(In thousands)	2013	2012	2011
Harsco Metals & Minerals Segment	$3,561	$8,082	$18,533
Harsco Infrastructure Segment (a)	(326)	17,291	16,546
Harsco Rail Segment	235	245	296
Harsco Industrial Segment	115	418	423
Corporate	343	5,122	376
Total	$3,928	$31,158	$36,174
(a) Amounts related to the Harsco Infrastructure Segment during 2013 primarily relate to the finalization of certain accrued amounts associated with the Company's restructuring programs.

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

In 2013, $5.4 million of exit costs were incurred, principally at Corporate related to the preliminary phases of the Infrastructure transaction and the Harsco Metals & Minerals Segment at various sites.
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

	Costs to Exit Activities
(In thousands)	2013	2012	2011
Harsco Metals & Minerals Segment	$2,705	$3,627	$1,313
Harsco Infrastructure Segment (a)	(254)	34,820	8,694
Corporate	2,931	179	$—
Total	$5,382	$38,626	$10,007
(a) Amounts related to the Harsco Infrastructure Segment during 2013 primarily relate to the finalization of certain accrued amounts associated with the Company's restructuring programs.

Product Line Rationalization
The Company did not record any product line rationalization charges in 2013. The product line rationalization charges of $25.0 million and $66.1 million in 2012 and 2011, respectively, represent a write-down of certain rental assets and sale inventories in the Harsco Infrastructure Segment that were discontinued as part of the 2011/2012 Restructuring Program and the Fourth Quarter 2010 Harsco Infrastructure Program, to streamline and optimize product offerings. These charges are net of estimated salvage value. Salvage values were based on estimates of proceeds to be realized through the sale of this inventory outside the normal course of business.

Impaired Asset Write-downs
Impaired asset write-downs are measured as the amount by which the carrying amount of assets exceeds their fair value. Fair value is estimated based upon the expected future realizable cash flows including anticipated selling prices. Non-cash impaired asset write-downs are included in the caption other, net on the Consolidated Statements of Cash Flows as adjustments to reconcile net loss to net cash provided by operating activities.
In 2013, $9.7 million of impaired asset write-downs were incurred, principally in the Harsco Rail Segment related to certain contract services assets being written-down to the net realizable value. In 2012, impaired asset write-downs were recorded in the Harsco Metals & Minerals Segment principally in the Asia-Pacific region resulting from exiting an underperforming contract. There were no impaired asset write-downs recorded in 2011.

	Impaired Asset Write-downs
(In thousands)	2013	2012	2011
Harsco Metals & Minerals Segment	$689	$7,152	$—
Harsco Rail Segment	8,999	—	—
Total	$9,688	$7,152	$—

18. Components of Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss is included on the Consolidated Statements of Stockholders' Equity. The components of Accumulated other comprehensive loss, net of the effect of income taxes, and activity for the year ended December 31, 2013 are as follows:

	Components of Accumulated Other Comprehensive Income (Loss) - Net of Tax
(In thousands)	Cumulative Foreign Exchange Translation Adjustments		Effective Portion of Derivatives Designated as Hedging Instruments		Cumulative Unrecognized Actuarial Losses on Pension Obligations		Unrealized Loss on Marketable Securities	Total
Balance at December 31, 2012	$62,308		$(8,139)		$(465,286)		$(51)	$(411,168)
Other comprehensive income (loss) before reclassifications	(39,848)	(a)	1,060	(b)	55,581	(c)	31	16,824
Amounts reclassified from accumulated other comprehensive loss	—		8		19,839		—	19,847
Amounts reclassified from accumulated other comprehensive loss in connection with the asset impairment loss recognized in the Infrastructure transaction (See Note 3, Acquisitions and Dispositions)	(15,979)		(21)		20,184		—	4,184
Total other comprehensive income (loss)	(55,827)		1,047		95,604		31	40,855
Less: Other comprehensive (income) loss attributable to noncontrolling interests	(371)		69		—		—	(302)
Other comprehensive income (loss) attributable to Harsco Corporation	(56,198)		1,116		95,604		31	40,553
Balance at December 31, 2013	$6,110		$(7,023)		$(369,682)		$(20)	$(370,615)
(a) Principally foreign currency fluctuation.
(b) Net change from periodic revaluations.
(c) Principally changes due to annual actuarial remeasurements.

Amounts reclassified from accumulated other comprehensive loss for the year ended December 31, 2013 are as follows:

	Year Ended December 31, 2013		Affected Caption in the Consolidated Statements of Operations
(In thousands)
Amortization of defined benefit pension items (a):
Actuarial losses	$12,435	(b)	Selling, general and administrative expenses
Actuarial losses	9,064	(b)	Cost of services and products sold
Prior-service costs	298	(b)	Selling, general and administrative expenses
Prior-service costs	285	(b)	Cost of services and products sold
Total before tax	22,082
Tax benefit	(2,243)
Total reclassification of defined benefit pension items, net of tax	$19,839

Amortization of cash flow hedging instruments (a):
Foreign currency forward exchange contracts	$11		Cost of services and products sold
Tax benefit	(3)
Total reclassification of cash flow hedging instruments	$8
(a) Amounts in parentheses indicate credits to profit/loss.
(b) These accumulated other comprehensive loss components are included in the computation of net periodic pension costs. Please refer to Note 10, Employee Benefit Plans, for additional details.

Amounts reclassified from accumulated other comprehensive loss in connection with the asset impairment loss recognized in the Infrastructure transaction are as follows:

	Year Ended December 31, 2013	Affected Caption in the Consolidated Statements of Operations
(In thousands)
Foreign exchange translation adjustments, before tax	$(15,979)	Loss on disposal of Harsco Infrastructure Segment and transaction costs
Tax effect	—
Total reclassification of foreign exchange transaction adjustments	$(15,979)

Cash flow hedging instruments, before tax	$(34)	Loss on disposal of Harsco Infrastructure Segment and transaction costs
Tax effect	13
Total reclassification of cash flow hedging instruments	$(21)

Defined benefit pension items, before tax	$20,184	Loss on disposal of Harsco Infrastructure Segment and transaction costs
Tax effect	—
Total reclassification of defined benefit pension items	$20,184

19. Restructuring Programs
In recent years, the Company has instituted restructuring programs to balance short-term profitability goals with long-term strategies. A primary objective of these programs has been to establish platforms upon which the affected businesses can grow with reduced fixed investment and generate annual operating expense savings.  The restructuring programs have been instituted in response to the continuing impact of global financial and economic uncertainty on the Company’s end markets, particularly in the Company’s Harsco Infrastructure Segment. Restructuring costs incurred in these programs were recorded in the Other expenses caption of the Consolidated Statements of Operations. The timing of associated cash payments is dependent on the type of restructuring cost and can extend over a multi-year period.
2011/2012 Restructuring Program
Under the 2011/2012 Restructuring Program, the Company optimized rental assets and sale inventories by removing non-core assets under an expanded product rationalization and branch structure reduction program undertaken in its Harsco Infrastructure Segment and optimized office structures and reduced global workforce in the Harsco Infrastructure and Harsco Metals & Minerals Segments. Benefits under this program, in the form of reduced costs, were $63.0 million for the full year of 2013. This represents an incremental $8.0 million in benefits under this program when compared with the benefits realized in 2012. The majority of these savings related to the Harsco Infrastructure Segment, which was disposed of as part of the Infrastructure transaction. See Note 3, Acquisitions and Dispositions, for additional information related to the Infrastructure transaction. The Company incurred approximately $95 million and $101 million in pre-tax charges under this program in years ended December 31, 2012 and 2011, respectively.

The restructuring accrual for the 2011/2012 Restructuring Program at December 31, 2013 and the activity for the year ended December 31, 2013 are as follows:

(In thousands)	Accrual December 31 2012	Non-Cash Charges / Adjustments	Cash Payments	Foreign Currency Translation	Transfers Between Segments (a)	Other Transfers (b)	Remaining Accrual December 31 2013
Harsco Infrastructure Segment
Employee termination benefit costs	$6,999	$(1,000)	$(5,087)	$(245)	$—	$(667)	$—
Cost to exit activities	9,000	(691)	(3,269)	(55)	(3,248)	(1,737)	—
Total Harsco Infrastructure Segment	15,999	(1,691)	(8,356)	(300)	(3,248)	(2,404)	—

Harsco Metals & Minerals Segment
Employee termination benefit costs	6,494	(139)	(4,516)	(33)	—	—	1,806
Cost to exit activities	499	(207)	(205)	8	—	—	95
Total Harsco Metals & Minerals Segment	6,993	(346)	(4,721)	(25)	—	—	1,901

Harsco Corporate
Employee termination benefit costs	13	2	(15)	—	—	—	—
Cost to exit activities	—	—	(62)	—	3,248	—	3,186
Total Harsco Corporate	13	2	(77)	—	3,248	—	3,186

Total	$23,005	$(2,035)	$(13,154)	$(325)	$—	$(2,404)	$5,087
(a) The Company transferred $3.2 million of lease obligations included in the cost to exit activities caption from the Harsco Infrastructure Segment to
Corporate. These are liabilities not included as part of the Infrastructure transaction and retained by the Company.
(b) As part of the Infrastructure transaction, the Company transferred certain restructuring program accruals to Brand.
Cash expenditures related to the remaining employee termination benefit costs accrual at December 31, 2013 are expected to be paid principally throughout 2014 with approximately $3.3 million of exit activity costs for lease terminations expected to be paid over the remaining life of the leases.

Fourth Quarter 2010 Harsco Infrastructure Program
Under the Fourth Quarter 2010 Harsco Infrastructure Program, the Harsco Infrastructure Segment reduced its branch structure; consolidated and/or closed administrative office locations; reduced its global workforce; and rationalized its product lines.

The restructuring accrual for the Fourth Quarter 2010 Harsco Infrastructure Program at December 31, 2013 and the activity for the year ended December 31, 2013 are as follows:

(In thousands)	Accrual December 31 2012	Non-Cash Charges / Adjustments	Cash Payments	Foreign Currency Translation	Other Transfers (a)	Remaining Accrual December 31 2013
Harsco Infrastructure Segment
Cost to exit activities	$6,791	$(695)	$(506)	$(3)	$(5,587)	$—
Total	$6,791	$(695)	$(506)	$(3)	$(5,587)	$—
(a) As part of the Infrastructure transaction, the Company transferred certain restructuring program accruals to Brand.

Two-Year Summary of Quarterly Results (Unaudited)
(In millions, except per share amounts)

	2013
Quarterly	First	Second	Third		Fourth
Revenues	$715.4	$759.7	$740.0		$681.3
Gross profit (a)	151.1	182.6	172.2		156.4
Net income (loss) attributable to Harsco Corporation	7.2	23.8	(233.7)	(c)	(25.3)	(c)
Basic earnings (loss) per share attributable to Harsco Corporation common stockholders:
Continuing operations	$0.09	$0.30	$(2.89)	(c)	$(0.31)	(c)
Discontinued operations (b)	—	(0.01)	—		—
Basic earnings (loss) per share attributable to Harsco Corporation common stockholders	$0.09	$0.29	$(2.89)		$(0.31)
Diluted earnings (loss) per share attributable to Harsco Corporation common stockholders:
Continuing operations	$0.09	$0.30	$(2.89)	(c)	$(0.31)	(c)
Discontinued operations (b)	—	(0.01)	—		—
Diluted earnings (loss) per share attributable to Harsco Corporation common stockholders	$0.09	$0.29	$(2.89)		$(0.31)

	2012
Quarterly	First		Second		Third		Fourth
Revenues	$752.3		$770.6		$756.8		$766.3
Gross profit (a)	158.7		185.8		176.8		169.5
Net income (loss) attributable to Harsco Corporation	(29.4)	(d)	12.7	(d)	26.4	(d)	(264.4)	(d) (e)
Basic earnings (loss) per share attributable to Harsco Corporation common stockholders:
Continuing operations	$(0.36)	(d)	$0.16	(d)	$0.32	(d)	$(3.27)	(d) (e)
Discontinued operations (b)	(0.01)		—		—		—
Basic earnings (loss) per share attributable to Harsco Corporation common stockholders	$(0.36)	(f)	$0.16		$0.33	(f)	$(3.28)	(f)
Diluted earnings (loss) per share attributable to Harsco Corporation common stockholders:
Continuing operations	$(0.36)	(d)	$0.16	(d)	$0.32	(d)	$(3.27)	(d) (e)
Discontinued operations (b)	(0.01)		—		—		—
Diluted earnings (loss) per share attributable to Harsco Corporation common stockholders	$(0.36)	(f)	$0.16		$0.33	(f)	$(3.28)	(f)

(a)	Gross profit is defined as Revenues less costs and expenses associated directly with or allocated to products sold or services rendered.

(b)
Discontinued operations related principally to the Gas Technologies Segment which was sold in the fourth quarter of 2007. See Note 3, Acquisitions and Dispositions, for additional information on discontinued operations.

(c)
During 2013, the Company recorded a $271.3 million, loss on disposal of Harsco Infrastructure Segment, or $3.16 per basic and diluted share. During the third and fourth quarters of 2013, there were $241.3 million and $30.0 million of pre-tax loss on disposal of Harsco Infrastructure Segment incurred, respectively, related to the Infrastructure transaction. See Note 3, Acquisitions and Dispositions, for additional information on the pre-tax loss on disposal of Harsco Infrastructure Segment.

(d)
During 2012, the Company incurred an additional $94.5 million of pre-tax restructuring charges, or $1.06 per basic and diluted share, related to the 2011/2012 Restructuring Program. During the first, second, third and fourth quarters of 2012 there were $35.4 million, $29.7 million, $8.5 million and $20.9 million of pre-tax restructuring charges incurred, respectively. See Note 19, Restructuring Programs, for additional information on restructuring charges.

(e)
In the fourth quarter of 2012, the Company incurred a $265.0 million, pre-tax goodwill impairment charge, or $3.29 per basic and diluted share. See Note 7, Goodwill and Other Intangible Assets, for additional information on the pre-tax goodwill impairment charge.

(f)	Does not total due to rounding.

Common Stock Price and Dividend Information
(Unaudited)

	Market Price Per Share		Dividends Declared Per Share
	High	Low
2013
First quarter	$26.02	$22.84	$0.205
Second quarter	24.75	20.98	0.205
Third quarter	27.03	23.20	0.205
Fourth quarter	28.99	23.86	0.205

2012
First quarter	$24.48	$19.80	$0.205
Second quarter	23.86	18.57	0.205
Third quarter	22.45	19.35	0.205
Fourth quarter	23.54	18.40	0.205

Item 9.    Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

Item 9A.    Controls and Procedures.
Based on the evaluation required by Securities Exchange Act Rules 13a-15(b) and 15d-15(b), the Company's management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of disclosure controls and procedures, as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e), at December 31, 2013. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective at December 31, 2013. There were no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting during the fourth quarter of 2013.
Management's Report on Internal Controls Over Financial Reporting is included in Part II, Item 8, "Financial Statements and Supplementary Data." The effectiveness of the Company's internal control over financial reporting at December 31, 2013 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in the Report of Independent Registered Public Accounting Firm appearing in Part II, Item 8, "Financial Statements and Supplementary Data," which expresses an unqualified opinion on the effectiveness of the Company's internal control over financial reporting at December 31, 2013.

Item 9B.    Other Information.
None.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance.
The information regarding executive officers of the Company required by this Item is set forth as a Supplementary Item, titled "Executive Officers of the Registrant," at the end of Part I of this Annual Report on Form 10-K (pursuant to Instruction 3 to Item 401(b) of Regulation S-K) and is incorporated herein by reference. The other information required by this Item is incorporated herein by reference from the disclosures that will be included under the sections entitled "Corporate Governance," "Nominees for Director," "The Nominating Process," "Report of the Audit Committee" and "Section 16(a) Beneficial Ownership Reporting Compliance" of the Company's Definitive Proxy Statement for its 2014 Annual Meeting of Stockholders (the "2014 Proxy Statement"), which will be filed pursuant to SEC Regulation 14A not later than 120 days after the end of the Company's fiscal year ended December 31, 2013.
The Company's Code of Conduct (the "Code"), which applies to all officers, directors and employees of the Company, may be found on the Company's Internet website, www.harsco.com. The Company intends to disclose on its website any amendments to the Code or any waiver from a provision of the Code granted to an officer or director of the Company. The Code is available in print, without charge, to any person who requests it. To request a copy of the Code please contact the Company's Senior Director—Corporate Communications at (717) 730-3683.

Item 11.    Executive Compensation.
The information regarding compensation of executive officers and directors required by this Item is incorporated herein by reference from the disclosures that will be included under the sections entitled "Executive Compensation," "Compensation Discussion and Analysis" and "Non-Employee Director Compensation" of the 2014 Proxy Statement. The other information required by this Item is incorporated herein by reference from the disclosures that will be included under the sections entitled "Compensation Committee Interlocks and Insider Participation" and "Compensation Committee Report" of the 2014 Proxy Statement.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information regarding security ownership of certain beneficial owners and management required by this Item is incorporated herein by reference from the disclosures that will be included under the section entitled "Share Ownership of Directors, Management and Certain Beneficial Owners" of the 2014 Proxy Statement.
Equity compensation plan information is incorporated herein by reference from the disclosures that will be included under the section entitled "Equity Compensation Plan Information" of the 2014 Proxy Statement.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.
The information regarding certain relationships and related transactions required by this Item is incorporated herein by reference from the disclosures that will be included under the section entitled "Transactions with Related Persons" of the 2014 Proxy Statement. The information regarding director independence required by this Item is incorporated herein by reference from the disclosures that will be included under the section entitled "Corporate Governance" of the 2014 Proxy Statement.

Item 14.    Principal Accounting Fees and Services.
The information regarding principal accounting fees and services required by this Item is incorporated herein by reference from the disclosures that will be included under the sections entitled "Report of the Audit Committee" and "Fees Billed by the Independent Auditors for Audit and Non-Audit Services" of the 2014 Proxy Statement.

PART IV
Item 15.    Exhibits, Financial Statement Schedules.

(a)	1. The Index to Consolidated Financial Statements and Supplementary Data is located under Part II, Item 8, "Financial Statements and Supplementary Data."

Page
Index to Consolidated Financial Statements and Supplementary Data	46

2. The following financial statement schedule should be read in conjunction with the Consolidated Financial Statements under Part II, Item 8, "Financial Statements and Supplementary Data":

Page
Schedule II—Valuation and Qualifying Accounts for the years 2013, 2012 and 2011	103
Financial statement schedules other than that listed above are omitted because the required information is not applicable, or because the information required is included in the consolidated financial statements.

SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS
Continuing Operations
(In thousands)

COLUMN A	COLUMN B	COLUMN C		COLUMN D			COLUMN E
		Additions		Additions (Deductions)
Description	Balance at Beginning of Period	Charged to Cost and Expenses		Due to Currency Translation Adjustments	Other		Balance at End of Period
For the year 2013:
Allowance for Doubtful Accounts	$17,253	$10,175		$(191)	$(20,599)	(a)	$6,638
Deferred Tax Assets—Valuation Allowance	$126,532	$4,164		$(5,769)	$2,237		$127,164
For the year 2012:
Allowance for Doubtful Accounts	$17,829	$11,266		$166	$(12,008)	(b)	$17,253
Deferred Tax Assets—Valuation Allowance	$99,617	$18,552		$3,449	$4,914		$126,532
For the year 2011:
Allowance for Doubtful Accounts	$20,283	$7,880		$(677)	$(9,657)	(b)	$17,829
Deferred Tax Assets—Valuation Allowance	$29,469	$47,575	(c)	$(312)	$22,885	(d)	$99,617

(a)
Includes principally the decrease in the allowance for doubtful accounts since December 31, 2012 related to the consummation of the Infrastructure transaction and utilization of previously reserved amounts.

(b)	Includes principally the utilization of previously reserved amounts.

(c)	Includes principally a valuation allowance recorded to fully offset the U.K. operations' net deferred tax assets primarily related to U.K. pension liabilities.

(d)	Includes principally a valuation allowance recorded on other comprehensive income (loss) activity related to U.K. pension.

Listing of Exhibits Filed with Form 10-K

Exhibit Number	Description of Exhibit
2(a)*
Purchase Agreement, dated as of September 15, 2013, by and among Harsco Corporation, on behalf of itself and the other sellers named therein, Bullseye, Inc., on behalf of itself and the other buyers named therein, Bullseye Investors, Inc. and CD&R Bullseye Holdings, L.P. (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2013, Commission File Number 001-03970). The registrant has omitted certain immaterial schedules and exhibits to this exhibit pursuant to the provisions of Regulation S-K, Item 601(b)(2). The registrant will furnish a copy of any of the omitted schedules and exhibits to the Securities and Exchange Commission upon request.

3(a)	Restated Certificate of Incorporation (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2013, Commission File Number 001-03970).
3(b)	Certificate of Designation filed September 25, 1997 (incorporated by reference to the Company's Annual Report on Form 10-K for the period ended December 31, 1997, Commission File Number 001-03970).
3(c)	By-laws, as amended January 28, 2014.
4(a)	Preferred Stock Purchase Rights Agreement (incorporated by reference to Registration Statement on Form 8-A dated October 2, 1987, Commission File Number 001-03970).
4(b)
Rights Agreement, dated as of September 25, 2007, by and between Harsco Corporation and Mellon Investor Services LLC, as Rights Agent (incorporated by reference to the Company's Current Report on Form 8-K dated September 26, 2007, Commission File Number 001-03970).

4(c)	Debt and Equity Securities (incorporated by reference to the Company's Registration Statement on Form S-3 dated December 15, 1994, Registration No. 33-56885).
4(d) (i)
Indenture, dated as of May 15, 2008, by and between Harsco Corporation and the Bank of New York, as trustee (incorporated by reference to the Company's Current Report on Form 8-K dated May 20, 2008, Commission File Number 001-03970).

4(d) (ii)
Supplemental Indenture, dated as of May 15, 2008, by and between Harsco Corporation and the Bank of New York, as trustee (incorporated by reference to the Company's Current Report on Form 8-K dated May 20, 2008, Commission File Number 001-03970).

4(d) (iii)
Form of Global Security representing Harsco Corporation's 5.75% Senior Notes due 2018 (incorporated by reference to the Company's Current Report on Form 8-K dated May 20, 2008, Commission File Number 001-03970).

4(e) (i)
Indenture, dated as of September 20, 2010, by and between Harsco Corporation and Wells Fargo Bank, National Association, as trustee (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2010, Commission File Number 001-03970).

4(e) (ii)
First Supplemental Indenture, dated as of September 20, 2010, by and between Harsco Corporation and Wells Fargo Bank, National Association, as trustee (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2010, Commission File Number 001-03970).

4(e) (iii)	Form of 2.700% Senior Notes due 2015 (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2010, Commission File Number 001-03970).

Material Contracts—Credit and Underwriting Agreements
10(a)(i)
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

10(a)(ii)
Amendment No. 1, dated September 12, 2013, to the Amended and Restated Five-Year Credit Agreement, dated March 2, 2012, among Harsco Corporation, the lenders named therein, Citibank, N.A., as administrative agent, RBS Securities Inc., as syndication agent, and the Bank of Tokyo-Mitsubishi UFJ, Ltd., HSBC Bank USA, National Association, ING Bank N.V., Dublin Branch, JPMorgan Chase Bank, N.A. and Lloyds TSB Bank PLC, as documentation agents (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2013, Commission File Number 001-03970).

10(a)(iii)
Amendment No. 2, dated December 20, 2013, to the Amended and Restated Five-Year Credit Agreement, dated March 2, 2012, among Harsco Corporation, the lenders named therein, Citibank, N.A., as administrative agent, RBS Securities Inc., as syndication agent, and the Bank of Tokyo-Mitsubishi UFJ, Ltd., HSBC Bank USA, National Association, ING Bank N.V., Dublin Branch, JPMorgan Chase Bank, N.A. and Lloyds TSB Bank PLC, as documentation agents.

Material Contracts—Management Contracts and Compensatory Plans
10(b)
Harsco Corporation Supplemental Retirement Benefit Plan as amended and restated January 1, 2009 (incorporated by reference to the Company's Annual Report on Form 10-K, for the period ended December 31, 2008, Commission File Number 001-03970).

10(c)
Trust Agreement between Harsco Corporation and Dauphin Deposit Bank and Trust Company dated July 1, 1987 relating to the Supplemental Retirement Benefit Plan (incorporated by reference to the Company's Annual Report on Form 10-K for the period ended December 31, 1987, Commission File Number 001-03970).

10(d)
Harsco Corporation Supplemental Executive Retirement Plan as amended (incorporated by reference to the Company's Annual Report on Form 10-K for the period ended December 31, 1991, Commission File Number 001-03970).

10(e)
Trust Agreement between Harsco Corporation and Dauphin Deposit Bank and Trust Company dated November 22, 1988 relating to the Supplemental Executive Retirement Plan (incorporated by reference to the Company's Annual Report on Form 10-K for the period ended December 31, 1988, Commission File Number 001-03970).

10(f)
Special Supplemental Retirement Benefit Agreement for D. C. Hathaway (incorporated by reference to the Company's Annual Report on Form 10-K for the period ended December 31, 1988, Commission File Number 001-03970).

10(g)
Harsco Corporation 1995 Executive Incentive Compensation Plan, as Amended and Restated effective March 12, 2012 (incorporated by reference to the Company's Current Report on Form 8-K dated March 13, 2012, Commission File No. 001-03970).

10(h)
Authorization, Terms and Conditions of the Annual Incentive Awards, as Amended and Restated April 27, 2004, under the 1995 Executive Incentive Compensation Plan (incorporated by reference to the Company's Current Report on Form 8-K dated March 23, 2006, Commission File Number 001-03970).

10(i)
Authorization, Terms and Conditions of Other Performance Awards under the 1995 Executive Incentive Compensation Plan (as amended and restated) (incorporated by reference to the Company's Current Report on Form 8-K dated March 22, 2007, Commission File Number 001-03970).

10(j)	Restricted Stock Units Agreement (incorporated by reference to the Company's Current Report on Form 8-K dated January 23, 2007, Commission File Number 001-03970).
10(k)
Restricted Stock Units Agreement for International Employees (incorporated by reference to the Company's Annual Report on Form 10-K for the period ended December 31, 2007, Commission File Number 001-03970).

10(l)	Stock Option Contract (incorporated by reference to the Company's Current Report on Form 8-K dated January 31, 2011, Commission File Number 001-03970).
10(m)	Harsco Corporation 2013 Equity and Incentive Compensation Plan (incorporated by reference to the Company's Current Report on Form 8-K dated April 26, 2013, Commission File Number 001-03970).
10(n)
Harsco Corporation Form of Restricted Stock Units Agreement (effective for grants on and after May 10, 2013) (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2013, Commission File Number 001-03970).

10(o)
Harsco Corporation Form of Stock Appreciation Rights Agreement (effective for grants on and after May 10, 2013) (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2013, Commission File Number 001-03970).

10(p)(i)
Harsco Corporation 1995 Non-Employee Directors' Stock Plan as Amended and Restated at January 27, 2004 (incorporated by reference to Proxy Statement dated March 23, 2004 on Exhibit A, pages A-1 through A-9, Commission File Number 001-03970).

10(p)(ii)
Amendment No. 1 to the Harsco Corporation 1995 Non-Employee Directors' Stock Plan (incorporated by reference to the Company's Annual Report on Form 10-K for the period ended December 31, 2008, Commission File Number 001-03970).

10(q)	Harsco Corporation Form of Restricted Stock Units Agreement (Directors) (incorporated by reference to the Company's Current Report on Form 8-K dated April 26, 2005, Commission File Number 001-03970).
10(r)
Harsco Corporation Deferred Compensation Plan for Non-Employee Directors (as Amended and Restated as of December 31, 2008) (incorporated by reference to the Company's Annual Report on Form 10-K for the period ended December 31, 2008, Commission File Number 001-03970).

10(s)	Settlement and Consulting Agreement (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2003, Commission File Number 001-03970).
10(t)
Harsco Non-Qualified Retirement Savings & Investment Plan Part B—Amendment and Restatement as of January 1, 2009 (incorporated by reference to the Company's Annual Report on Form 10-K for the period ended December 31, 2008, Commission File Number 001-03970).

10(u)	Form of Change in Control Severance Agreement (incorporated by reference to the Company's Annual Report on Form 10-K for the period ended December 31, 2010, Commission File Number 001-03970).
10(v)
Notification Letter to Henry W. Knueppel, dated March 7, 2012 (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2012, Commission File Number 001-03970).

10(w)
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

10(y)
Separation Agreement, dated as of December 5, 2012, by and between the Company and Stephen J. Schnoor (incorporated by reference to the Company's Current Report on Form 8-K dated December 11, 2012, Commission File Number 001-03970).

10(z)
Release Agreement, dated as of December 5, 2012, by and between the Company and Stephen J. Schnoor (incorporated by reference to the Company's Current Report on Form 8-K dated December 11, 2012, Commission File Number 001-03970).

10(aa)
Notification Letter to F. Nicholas Grasberger, III dated March 20, 2013 (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2013, Commission File Number 001-03970).

10(bb)
Retention and Severance Agreement, made as of October 27, 2013, by and between Harsco Corporation and Mark Kimmel (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2013, Commission File Number 001-03970).

Director Indemnity Agreements
10(cc)(i)	A. J. Sordoni, III (incorporated by reference to the Company's Annual Report on Form 10-K for the period ended December 31, 1989, same as shown for J.J. Burdge, Commission File Number 001-03970).
10(cc)(ii)	R. C. Wilburn (incorporated by reference to the Company's Annual Report on Form 10-K for the period ended December 31, 1989, same as shown for J.J. Burdge, Commission File Number 001-03970).
10(cc)(iii)	K. G. Eddy (incorporated by reference to the Company's Current Report on Form 8-K dated August 27, 2004, Commission File Number 001-03970).
10(cc)(iv)	T. D. Growcock (incorporated by reference to the Company's Current Report on Form 8-K dated August 27, 2004, same as shown for K.G. Eddy, Commission File Number 001-03970).
10(cc)(v)	H.W. Knueppel (incorporated by reference to the Company's Current Report on Form 8-K dated August 27, 2004, same as shown for K.G. Eddy, Commission File Number 001-03970).
10(cc)(vi)	S.E. Graham (incorporated by reference to the Company's Current Report on Form 8-K dated August 27, 2004, same as shown for K.G. Eddy, Commission File Number 001-03970).
10(cc)(vii)	D.C. Everitt (incorporated by reference to the Company's Current Report on Form 8-K dated August 27, 2004, same as shown for K.G. Eddy, Commission File Number 001-03970).
10(cc)(viii)	J.M. Loree (incorporated by reference to the Company's Current Report on Form 8-K dated August 27, 2004, same as shown for K.G. Eddy, Commission File Number 001-03970).
10(cc)(ix)	J.F. Earl (incorporated by reference to the Company's Current Report on Form 8-K dated August 27, 2004, same as shown for K.G. Eddy, Commission File Number 001-03970).

12	Computation of Ratios of Earnings to Fixed Charges.
21	Subsidiaries of the Registrant.
23	Consent of Independent Registered Public Accounting Firm.
31(a)	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).
31(b)	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).
32	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer).
101
The following financial statements from Harsco Corporation's Annual Report on Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission on February 27, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Cash Flows; (iv) the Consolidated Statements of Changes in Equity; (v) the Consolidated Statements of Comprehensive Income (Loss) and (vi) the Notes to Consolidated Financial Statements.

Exhibits other than those listed above are omitted for the reason that they are either not applicable or not material.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HARSCO CORPORATION (Registrant)
DATE	February 27, 2014	/s/ F. NICHOLAS GRASBERGER, III
F. Nicholas Grasberger, III Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date
/s/ PATRICK K. DECKER	President, Chief Executive Officer and Director (Principal Executive Officer)	February 27, 2014
Patrick K. Decker
/s/ F. NICHOLAS GRASBERGER, III	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 27, 2014
F. Nicholas Grasberger, III
/s/ HENRY W. KNUEPPEL	Non-Executive Chairman and Director	February 27, 2014
Henry W. Knueppel
/s/ JAMES F. EARL	Director	February 27, 2014
James F. Earl
/s/ KATHY G. EDDY	Director	February 27, 2014
Kathy G. Eddy
/s/ DAVID C. EVERITT	Director	February 27, 2014
David C. Everitt
/s/ STUART E. GRAHAM	Director	February 27, 2014
Stuart E. Graham
/s/ TERRY D. GROWCOCK	Director	February 27, 2014
Terry D. Growcock
/s/ JAMES M. LOREE	Director	February 27, 2014
James M. Loree
/s/ ANDREW J. SORDONI, III	Director	February 27, 2014
Andrew J. Sordoni, III
/s/ DR. ROBERT C. WILBURN	Director	February 27, 2014
Dr. Robert C. Wilburn