Form 10-Q
period 2014-03-31
HARSCO CORP
filed 2014-05-08
CIK 45876

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2014
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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐  NO ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2014
Common stock, par value $1.25 per share	80,741,820

HARSCO CORPORATION
FORM 10-Q

PART I — FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS
HARSCO CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands)	March 31 2014	December 31 2013
ASSETS
Current assets:
Cash and cash equivalents	$83,362	$93,605
Trade accounts receivable, net	399,701	353,181
Other receivables	52,078	46,470
Inventories	166,778	155,689
Assets held-for-sale	—	113,968
Other current assets	74,792	75,842
Total current assets	776,711	838,755
Investments	301,338	298,856
Property, plant and equipment, net	723,019	711,346
Goodwill	438,847	431,265
Intangible assets, net	67,839	53,261
Other assets	111,599	108,265
Total assets	$2,419,353	$2,441,748
LIABILITIES
Current liabilities:
Short-term borrowings	$6,230	$7,489
Current maturities of long-term debt	21,545	20,257
Accounts payable	192,383	181,410
Accrued compensation	49,313	53,113
Income taxes payable	5,316	7,199
Dividends payable	16,546	16,536
Insurance liabilities	11,510	10,523
Advances on contracts	66,350	24,053
Liabilities of assets held-for-sale	—	109,176
Due to unconsolidated affiliate	15,330	24,954
Unit adjustment liability	22,320	22,320
Other current liabilities	145,294	129,739
Total current liabilities	552,137	606,769
Long-term debt	834,345	783,158
Deferred income taxes	8,080	8,217
Insurance liabilities	42,667	41,879
Retirement plan liabilities	222,005	241,049
Due to unconsolidated affiliate	27,679	27,292
Unit adjustment liability	80,988	84,023
Other liabilities	48,174	42,526
Total liabilities	1,816,075	1,834,913
COMMITMENTS AND CONTINGENCIES
HARSCO CORPORATION STOCKHOLDERS’ EQUITY
Preferred stock	—	—
Common stock	140,327	140,248
Additional paid-in capital	161,048	159,025
Accumulated other comprehensive loss	(371,872)	(370,615)
Retained earnings	1,375,888	1,381,321
Treasury stock	(746,830)	(746,237)
Total Harsco Corporation stockholders’ equity	558,561	563,742
Noncontrolling interests	44,717	43,093
Total equity	603,278	606,835
Total liabilities and equity	$2,419,353	$2,441,748
See accompanying notes to unaudited condensed consolidated financial statements.

HARSCO CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended
	March 31
(In thousands, except per share amounts)	2014	2013
Revenues from continuing operations:
Service revenues	$351,010	$551,155
Product revenues	161,689	164,240
Total revenues	512,699	715,395
Costs and expenses from continuing operations:
Cost of services sold	293,999	443,396
Cost of products sold	115,466	120,862
Selling, general and administrative expenses	66,794	124,698
Research and development expenses	2,619	2,196
Loss on disposal of the Harsco Infrastructure Segment and transaction costs	2,138	—
Other income	(656)	(1,542)
Total costs and expenses	480,360	689,610
Operating income from continuing operations	32,339	25,785
Interest income	297	406
Interest expense	(11,421)	(11,743)
Change in fair value to unit adjustment liability	(2,546)	—
Income from continuing operations before income taxes and equity loss	18,669	14,448
Income tax expense	(4,495)	(4,965)
Equity in loss of unconsolidated entities, net	(1,230)	(14)
Income from continuing operations	12,944	9,469
Discontinued operations:
Loss on disposal of discontinued business	(640)	(642)
Income tax benefit related to discontinued business	237	245
Loss from discontinued operations	(403)	(397)
Net income	12,541	9,072
Less: Net income attributable to noncontrolling interests	(1,402)	(1,827)
Net income attributable to Harsco Corporation	$11,139	$7,245
Amounts attributable to Harsco Corporation common stockholders:
Income from continuing operations, net of tax	$11,542	$7,642
Loss from discontinued operations, net of tax	(403)	(397)
Net income attributable to Harsco Corporation common stockholders	$11,139	$7,245

Weighted-average shares of common stock outstanding	80,816	80,706
Basic earnings per common share attributable to Harsco Corporation common stockholders:
Continuing operations	$0.14	$0.09
Discontinued operations	—	—
Basic earnings per share attributable to Harsco Corporation common stockholders	$0.14	$0.09

Diluted weighted-average shares of common stock outstanding	81,022	80,930
Diluted earnings per common share attributable to Harsco Corporation common stockholders:
Continuing operations	$0.14	$0.09
Discontinued operations	—	—
Diluted earnings per share attributable to Harsco Corporation common stockholders	$0.14	$0.09

Cash dividends declared per common share	$0.205	$0.205

See accompanying notes to unaudited condensed consolidated financial statements.

HARSCO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended
	March 31
(In thousands)	2014	2013
Net income	$12,541	$9,072
Other comprehensive income (loss):
Foreign currency translation adjustments, net of deferred income taxes of $(101) and 9,055	(1,270)	(12,016)
Net gain (loss) on cash flow hedging instruments, net of deferred income taxes of $386 and $(437) in 2014 and 2013, respectively	(3,963)	2,061
Pension liability adjustments, net of deferred income taxes of $(406) and $(4,091) in 2014 and 2013, respectively	3,681	28,003
Unrealized gain (loss) on marketable securities, net of deferred income taxes of $3 and $(5) in 2014 and 2013, respectively	(5)	8
Total other comprehensive income (loss)	(1,557)	18,056
Total comprehensive income	10,984	27,128
Less: Comprehensive income attributable to noncontrolling interests	1,102	1,649
Comprehensive income attributable to Harsco Corporation	$9,882	$25,479

See accompanying notes to unaudited condensed consolidated financial statements.

HARSCO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
	March 31
(In thousands)	2014	2013
Cash flows from operating activities:
Net income	$12,541	$9,072
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	41,834	61,282
Amortization	3,001	4,444
Change in fair value to unit adjustment liability	2,546	—
Deferred income tax expense (benefit)	2,349	(1,407)
Equity in loss of unconsolidated entities, net	1,230	14
Loss on disposal of Harsco Infrastructure Segment	699	—
Other, net	(750)	(180)
Changes in assets and liabilities:
Accounts receivable	(49,671)	(30,108)
Inventories	(4,454)	(10,757)
Accounts payable	(6,246)	13,252
Accrued interest payable	8,207	5,874
Accrued compensation	(3,586)	(17,725)
Advances on contracts	34,006	(10,311)
Harsco Infrastructure Segment 2010 Restructuring Program accrual	—	(84)
Harsco 2011/2012 Restructuring Program accrual	(528)	(8,054)
Other assets and liabilities	(13,650)	(11,897)
Net cash provided by operating activities	27,528	3,415

Cash flows from investing activities:
Purchases of property, plant and equipment	(39,883)	(53,733)
Proceeds from the Infrastructure transaction	3,296	—
Proceeds from sales of assets	3,806	10,595
Purchases of businesses, net of cash acquired	(26,046)	—
Payment of unit adjustment liability	(5,580)	—
Other investing activities, net	(1,178)	2,903
Net cash used by investing activities	(65,585)	(40,235)

Cash flows from financing activities:
Short-term borrowings, net	(1,721)	4,093
Current maturities and long-term debt:
Additions	65,000	63,719
Reductions	(18,424)	(15,064)
Cash dividends paid on common stock	(16,562)	(16,536)
Dividends paid to noncontrolling interests	—	(755)
Contributions from noncontrolling interests	—	857
Purchase of noncontrolling interests	—	(166)
Common stock issued - options	—	214
Net cash provided by financing activities	28,293	36,362

Effect of exchange rate changes on cash	(479)	(1,851)
Net decrease in cash and cash equivalents	(10,243)	(2,309)
Cash and cash equivalents at beginning of period	93,605	95,250
Cash and cash equivalents at end of period	$83,362	$92,941

See accompanying notes to unaudited condensed consolidated financial statements.

HARSCO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (Unaudited)

	Harsco Corporation Stockholders’ Equity
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests
(In thousands, except share and per share amounts)	Issued	Treasury					Total
Balances, January 1, 2013	$140,080	$(745,205)	$152,645	$1,675,490	$(411,168)	$49,782	$861,624
Net income				7,245		1,827	9,072
Cash dividends declared:
Common @ $0.205 per share				(16,551)			(16,551)
Noncontrolling interests						(755)	(755)
Total other comprehensive income (loss), net of deferred income taxes of $4,522					18,234	(178)	18,056
Contributions from noncontrolling interests						857	857
Purchase of subsidiary shares from noncontrolling interest			(292)			107	(185)
Stock options exercised, net 12,000 shares	15		223				238
Vesting of restricted stock units and other stock grants, net 60,176 shares	116	(833)	2,059				1,342
Amortization of unearned portion of stock-based compensation, net of forfeitures			865				865
Balances, March 31, 2013	$140,211	$(746,038)	$155,500	$1,666,184	$(392,934)	$51,640	$874,563

	Harsco Corporation Stockholders’ Equity
(In thousands, except share and per share amounts)	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests
	Issued	Treasury					Total
Balances, January 1, 2014	$140,248	$(746,237)	$159,025	$1,381,321	$(370,615)	$43,093	$606,835
Net income				11,139		1,402	12,541
Cash dividends declared:
Common @ $0.205 per share				(16,572)			(16,572)
Noncontrolling interests						(133)	(133)
Total other comprehensive loss, net of deferred income taxes of $(118)					(1,257)	(300)	(1,557)
Contributions from noncontrolling interests						1,560	1,560
Noncontrolling interests transferred in the Infrastructure transaction.						(905)	(905)
Vesting of restricted stock units and other stock grants, net 39,941 shares	79	(593)	1,571				1,057
Amortization of unearned portion of stock-based compensation, net of forfeitures			452				452
Balances, March 31, 2014	$140,327	$(746,830)	$161,048	$1,375,888	$(371,872)	$44,717	$603,278

See accompanying notes to unaudited condensed consolidated financial statements.

HARSCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.     Basis of Presentation
Harsco Corporation (the “Company”) has prepared these unaudited condensed consolidated financial statements based on Securities and Exchange Commission rules that permit reduced disclosure for interim periods.  In the opinion of management, all adjustments (all of which are of a normal recurring nature) that are necessary for a fair presentation are reflected in the unaudited condensed consolidated financial statements.  The December 31, 2013 Condensed Consolidated Balance Sheet information contained in this Quarterly Report on Form 10-Q was derived from the 2013 audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for an annual report.  The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements, including the notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.
Operating results and cash flows for the three months ended March 31, 2014 are not indicative of the results that may be expected for the year ending December 31, 2014.

2.     Recently Adopted and Recently Issued Accounting Standards
The following accounting standards have been adopted in 2014:
On January 1, 2014, the Company adopted Financial Accounting Standards Board ("FASB") issued changes related to a parent's accounting for the cumulative translation adjustment upon derecognition of certain subsidiaries or groups of assets within a foreign entity or of an investment in a foreign entity. The changes resolve diversity in practice related to these matters. The adoption of these changes did not have a material impact on the Company's consolidated financial statements.
On January 1, 2014, the Company adopted FASB issued changes related to financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists that could be used to offset the liability for an uncertain tax position. The changes resolve diversity in practice related to these matters. The adoption of these changes did not have a material impact on the Company's consolidated financial statements.
Additional accounting standards which have been issued and become effective for the Company at various future dates are not expected to have a material impact on the Company's consolidated financial statements.

3.    Acquisitions and Dispositions

Acquisitions
In January 2014, the Company acquired Hammco Corporation ("Hammco"), a U.S. manufacturer of high specification air-cooled heat exchangers for the natural gas and petrochemical processing markets. Hammco has been included in the results of the Harsco Industrial Segment. Inclusion of pro forma financial information for this transaction is not necessary due to the immaterial size of the acquisition.

Dispositions
In November 2013, the Company consummated the previously announced transaction to sell the Company's Harsco Infrastructure Segment into a strategic venture with Clayton, Dubilier & Rice ("CD&R") as part of a transaction that combines the Harsco Infrastructure Segment with Brand Energy & Infrastructure Services, Inc., which CD&R simultaneously acquired (the "Infrastructure transaction"). The Company has contributed substantially all of the Company's equity interest in, and the net assets of, the Harsco Infrastructure Segment to the strategic venture in exchange for $300 million, subject to working capital and other adjustments, and an approximate 29% equity interest in the resulting entity (the "Infrastructure strategic venture" or "Brand"). The Company's equity interest in the Infrastructure strategic venture is accounted for under the equity method of accounting as prescribed by U.S. GAAP. See Note 5, Equity Method Investments, for additional information on equity method investments.

As a result of the Infrastructure transaction, the Company recorded an estimated loss on disposal of the Harsco Infrastructure Segment of $271.3 million during 2013 and recorded an additional loss of $0.7 million during the first quarter of 2014. Further adjustments to the loss on disposal of the Harsco Infrastructure Segment may be necessary and the final loss may differ, possibly materially, as a result of any adjustments made to the valuation of certain items set forth on the closing statement prepared by Brand in connection with the Infrastructure transaction, which has been reviewed by the Company and requires final agreement between Brand and the Company. See Note 1, Summary of Significant Accounting Policies, and Note 3, Acquisitions and Dispositions, to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2013 for additional information on the Company's policy on impairment of long-lived assets (other than goodwill) and the loss on disposal of the Harsco Infrastructure Segment.

Additionally, the Company incurred $1.4 million of transaction costs during the three months ended March 31, 2014 in conjunction with the Infrastructure transaction.

4.    Accounts Receivable and Inventories
Accounts receivable consist of the following:

(In thousands)	March 31 2014	December 31 2013
Trade accounts receivable	$406,267	$359,819
Less: Allowance for doubtful accounts	(6,566)	(6,638)
Trade accounts receivable, net	$399,701	$353,181

Other receivables (a)	$52,078	$46,470
(a) Other receivables include insurance claim receivables, employee receivables, tax claim receivables and other miscellaneous receivables not included in Trade accounts receivable, net.
The provision for doubtful accounts related to trade accounts receivable was as follows:

	Three Months Ended
	March 31
(In thousands)	2014	2013
Provision for doubtful accounts related to trade accounts receivable	$(19)	$2,217
Inventories consist of the following:

(In thousands)	March 31 2014	December 31 2013
Finished goods	$22,234	$23,112
Work-in-process	31,044	25,623
Raw materials and purchased parts	82,627	72,118
Stores and supplies	30,873	34,836
Inventories	$166,778	$155,689

5. Equity Method Investments

As a result of the Infrastructure transaction, the Company now possesses an approximate 29% equity interest in Brand at March 31, 2014. See Note 3, Acquisitions and Dispositions, for additional information related to the Infrastructure transaction.

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

The book value of the Company's investment in Brand at March 31, 2014 was $298.3 million. The Company records the Company's proportionate share of Brand's net income or loss one quarter in arrears. Brand's results of operations for the period ended December 31, 2013 are summarized as follows:

(In thousands)	December 31 2013
Summarized Balance Sheet Information of Brand:
Current assets	$728,131
Property and equipment , net	886,305
Other noncurrent assets	1,743,965
Total assets	$3,358,401

Short-term borrowings, including current portion of long-term debt	$13,829
Other current liabilities	386,908
Long-term debt	1,756,757
Other noncurrent liabilities	415,840
Total liabilities	2,573,334
Equity	785,067
Total liabilities and equity	$3,358,401

(In thousands)	Period From November 27, 2013 Through December 31, 2013
Summarized Statement of Operations Information of Brand:
Net revenues	$236,094
Gross profit	48,832
Net loss	(4,245)

Harsco's equity in income of Brand (a)	(1,231)
(a) The Company's equity method investment in Brand began on November 26, 2013 and accordingly there is only approximately one month of related equity loss. The results of the Harsco Infrastructure Segment from January 1, 2013 through the date of closing are reported in the Company's results of operations for 2013.

As part of the Infrastructure transaction, the Company is required to make a quarterly payment to the Company's partner in the Infrastructure strategic venture, either (at the Company's election) (i) in cash, with total payments to equal approximately $22 million per year on a pre-tax basis (approximately $15 million per year after-tax), or (ii) in kind through the transfer of approximately 2.5% of the Company's ownership interest in the Infrastructure strategic venture on an annual basis (the "unit adjustment liability"). The resulting liability is reflected in the caption, Unit adjustment liability, on the Company's Condensed Consolidated Balance Sheets. The Company will recognize the change in fair value to unit adjustment liability each period until the Company is no longer required to make these payments or chooses not to make these payments. The change in fair value to unit adjustment liability is a non-cash expense. For the three months ended March 31, 2014, the Company recognized $2.5 million of change in fair value to unit adjustment liability.

The Company's obligation to make a quarterly payment will cease upon the earlier of (i) Brand achieving $479.0 million in last twelve months' earnings before interest, taxes, depreciation and amortization for three quarters, which need not be consecutive, or (ii) eight years after the closing of the Infrastructure transaction. In addition, upon the initial public offering of Brand, the Company's quarterly payment obligation will decrease by the portion of CD&R's ownership interest sold or eliminated completely once CD&R's ownership interest in Brand falls below 20%. In the event of a liquidation of Brand, CD&R is entitled to a liquidation preference of approximately $336 million, plus any quarterly payments that had been paid in kind.

The Condensed Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013 include balances related to the unit adjustment liability of $103.3 million and $106.3 million, respectively in the current and non-current captions, Unit adjustment liability.

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

Balances related to transactions between the Company and Brand are as follows:

(In thousands)	March 31 2014	December 31 2013
Balances due from Brand	$22,925	$85,908
Balances due to Brand	43,009	149,325

These balances between the Company and Brand relate primarily to the finalization of the Infrastructure transaction, including transition services and the funding of certain transferred defined benefit pension plan obligations through 2018. There is not expected to be any significant level of revenue or expense between the Company and Brand on an ongoing basis once all aspects of the Infrastructure transaction have been finalized.

No instances of impairment were noted on the Company's equity method investments for the three months ended March 31, 2014.

6.     Property, Plant and Equipment
Property, plant and equipment consists of the following:

(In thousands)	March 31 2014	December 31 2013
Land	$16,431	$16,652
Land improvements	13,758	13,615
Buildings and improvements	213,409	192,346
Machinery and equipment	1,996,779	1,969,493
Uncompleted construction	76,587	86,508
Gross property, plant and equipment	2,316,964	2,278,614
Less: Accumulated depreciation	(1,593,945)	(1,567,268)
Property, plant and equipment, net	$723,019	$711,346

7.     Goodwill and Other Intangible Assets
The following table reflects the changes in carrying amounts of goodwill by segment for the three months ended March 31, 2014:

(In thousands)	Harsco Metals & Minerals Segment	Harsco Industrial Segment	Harsco Rail Segment	Consolidated Totals
Balance at December 31, 2013	$421,955	$—	$9,310	$431,265
Changes to goodwill (a)	—	7,949	—	7,949
Foreign currency translation	(367)	—	—	(367)
Balance at March 31, 2014	$421,588	$7,949	$9,310	$438,847
(a) Changes to goodwill relate to the acquisition of Hammco. See Note 3, Acquisitions and Dispositions.
The Company tests for goodwill impairment annually or more frequently if indicators of impairment exist or if a decision is made to dispose of a business.  The Company performs its annual goodwill impairment test as of October 1 and monitors for triggering events on an ongoing basis.  The Company determined that as of March 31, 2014, no interim goodwill impairment testing was necessary.  There can be no assurance that the Company’s annual goodwill impairment testing will not result in a charge to earnings.  Any impairment could result in the write-down of the carrying value of goodwill to its implied fair value.

Intangible assets consist of the following:

	March 31, 2014		December 31, 2013
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer related	$163,901	$112,318	$150,307	$110,889
Non-compete agreements	1,126	1,032	1,126	1,024
Patents	6,237	5,344	6,211	5,273
Technology related	26,957	19,469	27,185	18,931
Trade names	7,667	3,159	4,113	2,969
Other	7,629	4,356	7,753	4,348
Total	$213,517	$145,678	$196,695	$143,434

Amortization expense for intangible assets was as follows:

	Three Months Ended
	March 31
(In thousands)	2014	2013
Amortization expense for intangible assets	$2,553	$3,948

The estimated amortization expense for the next five fiscal years based on current intangible assets is as follows:

(In thousands)	2014	2015	2016	2017	2018
Estimated amortization expense (a)	$10,000	$8,500	$8,000	$5,000	$4,750
(a) These estimated amortization expense amounts do not reflect the potential effect of future foreign currency exchange fluctuations.

8.  Employee Benefit Plans

	Three Months Ended
	March 31
Defined Benefit Net Periodic Pension Cost	U. S. Plans		International Plans
(In thousands)	2014	2013	2014	2013
Defined benefit plans:
Service cost	$558	$641	$407	$909
Interest cost	3,217	2,941	10,912	10,781
Expected return on plan assets	(4,196)	(3,909)	(12,588)	(11,819)
Recognized prior service costs	22	35	46	92
Recognized loss	838	1,263	3,553	4,150
Defined benefit plans net periodic pension cost	$439	$971	$2,330	$4,113

	Three Months Ended
Company Contributions	March 31
(In thousands)	2014	2013
Defined benefit pension plans:
United States	$566	$483
International	17,421	17,559
Multiemployer pension plans	701	2,816
Defined contribution pension plans	4,069	4,828
The Company currently anticipates contributing an additional $9.2 million and $13.3 million for the U.S. and international defined benefit pension plans, respectively, during the remainder of 2014.

9.     Income Taxes

The effective income tax rate related to continuing operations for the three months ended March 31, 2014 was 24.1% compared with 34.4% for the three months ended March 31, 2013. The effective income tax rate related to continuing operations and income tax expense from continuing operations decreased primarily due to changes in the jurisdictional mix of income. In particular, losses generated in certain jurisdictions where no tax benefit can be recognized declined, partially offset by the elimination of temporary 2013 tax benefits not legislatively renewed in 2014.

An income tax benefit from an uncertain tax position may be recognized when it is more-likely-than-not that the position will be sustained upon examination, based on technical merits, including resolutions of any related appeals or litigation processes. The unrecognized income tax benefit at March 31, 2014 was $20.1 million, including interest and penalties.  Within the next twelve months, it is reasonably possible that up to $1.3 million of unrecognized income tax benefits will be recognized upon settlement of tax examinations and the expiration of various statutes of limitations.

The Company was contacted by the U.S. Internal Revenue Service to audit the Company's 2010 income tax return. The U.S. Internal Revenue Service commenced its audit during the second quarter of 2013.

10.  Commitments and Contingencies

Environmental
The Company is involved in a number of environmental remediation investigations and cleanups and, along with other companies, has been identified as a “potentially responsible party” for certain waste disposal sites.  While each of these matters is subject to various uncertainties, it is probable that the Company will agree to make payments toward funding certain of these activities and it is possible that some of these matters will be decided unfavorably to the Company.  The Company has evaluated its potential liability, and its financial exposure is dependent upon such factors as the continuing evolution of environmental laws and regulatory requirements, the availability and application of technology, the allocation of cost among potentially responsible parties, the years of remedial activity required and the remediation methods selected.  The Condensed Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013 include accruals in Other current liabilities of $1.3 million and $1.2 million, respectively, for environmental matters.  The amounts charged against pre-tax income related to environmental matters totaled $0.7 million and $0.3 million for the three months ended March 31, 2014 and 2013, respectively.
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
In October 2009, the Company received notification of the SPRA’s final administrative decision regarding the levying of ICMS in the State of São Paulo in relation to services provided to a customer in the State between January 2004 and May 2005.  As of March 31, 2014, the principal amount of the tax assessment from the SPRA with regard to this case was approximately $3 million, with penalty, interest and fees assessed to date increasing such amount by an additional $28 million.  Any change in the aggregate amount since the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 reflects an increase in assessed interest and statutorily mandated legal fees for the period and includes the effect of foreign currency translation.

Another ICMS tax case involving the SPRA refers to the tax period from January 2002 to December 2003. This case is still pending at the administrative phase, where the aggregate amount assessed by the tax authorities in August 2005 was approximately $11 million (the amounts with regard to this claim are valued as of the date of the assessment since it has not yet reached the collection phase), composed of a principal amount of $2.5 million, with penalty and interest assessed through that date increasing such amount by an additional $8.5 million.  All such amounts include the effect of foreign currency translation.
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
As of March 31, 2014, there are 17,515 pending asbestos personal injury claims filed against the Company.  Of these cases, 17,129 are pending in the New York Supreme Court for New York County in New York State.  The other claims, totaling 386, are filed in various counties in a number of state courts, and in certain Federal District Courts (including New York), and those complaints generally assert lesser amounts of damages than the New York State court cases or do not state any amount claimed.
As of March 31, 2014, the Company has obtained dismissal by stipulation, or summary judgment prior to trial, in 27,307 cases.
In view of the persistence of asbestos litigation nationwide, the Company expects to continue to receive additional claims.  However, there have been developments during the past several years, both by certain state legislatures and by certain state courts, which could favorably affect the Company’s ability to defend these asbestos claims in those jurisdictions.  These developments include procedural changes, docketing changes, proof of damage requirements and other changes that require plaintiffs to follow specific procedures in bringing their claims and to show proof of damages before they can proceed with their claim.  An example is the action taken by the New York Supreme Court (a trial court), which is responsible for managing all asbestos cases pending within New York County in the State of New York.  This Court issued an order in December 2002 that created a Deferred or Inactive Docket for all pending and future asbestos claims filed by plaintiffs who cannot demonstrate that they have a malignant condition or discernible physical impairment, and an Active or In Extremis Docket for plaintiffs who are able to show such medical condition.  As a result of this order, the majority of the asbestos cases filed against the Company in New York County have been moved to the Inactive Docket until such time as the plaintiffs can show that they have incurred a physical impairment.  As of March 31, 2014, the Company has been listed as a defendant in 218 Active or In Extremis asbestos cases in New York County.  The Court’s Order has been challenged by some plaintiffs.

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
Insurance liabilities are recorded when it is probable that a liability has been incurred for a particular event and the amount of loss associated with the event can be reasonably estimated.  Insurance reserves have been estimated based primarily upon actuarial calculations and reflect the undiscounted estimated liabilities for ultimate losses, including claims incurred but not reported.  Inherent in these estimates are assumptions that are based on the Company’s history of claims and losses, a detailed analysis of existing claims with respect to potential value, and current legal and legislative trends.  If actual claims differ from those projected by management, changes (either increases or decreases) to insurance reserves may be required and would be recorded through income in the period the change was determined.  When a recognized liability is covered by third-party insurance, the Company records an insurance claim receivable to reflect the covered liability.  Insurance claim receivables are included in Other receivables on the Company’s Condensed Consolidated Balance Sheets.  See Note 1, Summary of Significant Accounting Policies, to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 for additional information on Accrued Insurance and Loss Reserves.

11.  Reconciliation of Basic and Diluted Shares

	Three Months Ended
	March 31
(In thousands, except per share amounts)	2014	2013
Income from continuing operations attributable to Harsco Corporation common stockholders	$11,542	$7,642

Weighted-average shares outstanding - basic	80,816	80,706
Dilutive effect of stock-based compensation	206	224
Weighted-average shares outstanding - diluted	81,022	80,930

Earnings from continuing operations per common share, attributable to Harsco Corporation common stockholders:
Basic	$0.14	$0.09

Diluted	$0.14	$0.09

The following average outstanding stock-based compensation units were not included in the three months ended computation of diluted earnings per share because the effect was antidilutive:

	Three Months Ended
	March 31
(In thousands)	2014	2013
Stock options	215	304
Stock appreciation rights	15	—

12.  Derivative Instruments, Hedging Activities and Fair Value

Derivative Instruments and Hedging Activities
The Company uses derivative instruments, including foreign currency forward exchange contracts, cross-currency interest rate swaps and, at times, commodity contracts, to manage certain foreign currency, interest rate and commodity price exposures.  Derivative instruments are viewed as risk management tools by the Company and are not used for trading or speculative purposes.
All derivative instruments are recorded on the Condensed Consolidated Balance Sheets at fair value.  Changes in the fair value of derivatives used to hedge foreign currency denominated balance sheet items are reported directly in earnings, along with offsetting transaction gains and losses on the items being hedged.  Derivatives used to hedge forecasted cash flows associated with foreign currency commitments or forecasted commodity purchases may be accounted for as cash flow hedges, as deemed appropriate and if the criteria for hedge accounting are met.  Gains and losses on derivatives designated as cash flow hedges are deferred as a separate component of equity and reclassified to earnings in a manner that matches the timing of the earnings impact of the hedged transactions.  Generally, at March 31, 2014, these deferred gains and losses are reclassified to earnings over 10 to 15 years from the balance sheet date.  The ineffective portion of all hedges, if any, is recognized currently in earnings.
The fair values of outstanding derivative contracts recorded as assets and liabilities on the Condensed Consolidated Balance Sheets at March 31, 2014 and December 31, 2013 were as follows:

	Asset Derivatives		Liability Derivatives
(In thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
March 31, 2014
Derivatives designated as hedging instruments:
Foreign currency forward exchange contracts	Other current assets	$52	Other current liabilities	$45
Cross-currency interest rate swaps	Other assets	24,046	Other liabilities	17,412
Total derivatives designated as hedging instruments		$24,098		$17,457

Derivatives not designated as hedging instruments:
Foreign currency forward exchange contracts	Other current assets	$3,729	Other current liabilities	$2,770

	Asset Derivatives		Liability Derivatives
(In thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
December 31, 2013
Derivatives designated as hedging instruments:
Foreign currency forward exchange contracts	Other current assets	$40	Other current liabilities	$17
Cross-currency interest rate swaps	Other assets	26,001	Other liabilities	13,410
Total derivatives designated as hedging instruments		$26,041		$13,427

Derivatives not designated as hedging instruments:
Foreign currency forward exchange contracts	Other current assets	$1,216	Other current liabilities	$3,267

All of the Company's derivatives are recorded in the Condensed Consolidated Balance Sheets at gross amounts and not offset. All of the Company's cross-currency interest rate swaps and certain foreign currency forward exchange contracts are transacted under International Swaps and Derivatives Association ("ISDA") documentation. Each ISDA master agreement permits the net settlement of amounts owed in the event of default. The Company's derivative assets and liabilities subject to enforceable master netting arrangements resulted in a $0.1 million net liability at both March 31, 2014 and December 31, 2013.

The effect of derivative instruments on the Condensed Consolidated Statements of Operations and the Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2014 and 2013 was as follows:
Derivatives Designated as Hedging Instruments

(In thousands)	Amount of Gain (Loss) Recognized in Other Comprehensive Income (“OCI”) on Derivative - Effective Portion	Location of Gain (Loss) Reclassified from Accumulated OCI into Income - Effective Portion	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income - Effective Portion	Location of Gain (Loss) Recognized in Income on Derivative - Ineffective Portion and Amount Excluded from Effectiveness Testing	Amount of Gain (Loss) Recognized in Income on Derivative - Ineffective Portion and Amount Excluded from Effectiveness Testing
Three Months Ended March 31, 2014:
Foreign currency forward exchange contracts	$11	Cost of services and products sold	$(2)		$—
Cross-currency interest rate swaps	(4,360)		—	Cost of services and products sold	(1,574)	(a)
	$(4,349)		$(2)		$(1,574)

Three Months Ended March 31, 2013:
Foreign currency forward exchange contracts	$5	Cost of services and products sold	$(6)		$—
Cross-currency interest rate swaps	2,493		—	Cost of services and products sold	20,453	(a)
	$2,498		$(6)		$20,453
(a)  These gains (losses) offset foreign currency fluctuation effects on the debt principal.

Derivatives Not Designated as Hedging Instruments

	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative for the Three Months Ended March 31 (a)
(In thousands)		2014	2013
Foreign currency forward exchange contracts	Cost of services and products sold	$1,556	$2,059
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
The following tables summarize, by major currency, the contractual amounts of the Company’s foreign currency forward exchange contracts in U.S. dollars at March 31, 2014 and December 31, 2013.  The “Buy” amounts represent the U.S. dollar equivalent of commitments to purchase foreign currencies, and the “Sell” amounts represent the U.S. dollar equivalent of commitments to sell foreign currencies.  The recognized gains and losses offset amounts recognized in cost of services and products sold principally as a result of intercompany or third party foreign currency exposures.

Contracted Amounts of Foreign Currency Forward Exchange Contracts Outstanding at March 31, 2014:

(In thousands)	Type	U.S. Dollar Equivalent	Maturity	Recognized Gain (Loss)
British pounds sterling	Sell	$27,256	April 2014	$(76)
British pounds sterling	Buy	10,144	April 2014	45
Euros	Sell	252,913	April 2014 through July 2014	3,258
Euros	Buy	243,761	April 2014 through September 2014	(2,455)
Other currencies	Sell	16,289	April 2014 through August 2014	52
Other currencies	Buy	10,827	April 2014 through August 2014	142
Total		$561,190		$966
Included in the contracted amounts of foreign currency exchange forward contracts outstanding at March 31, 2014 are $125.0 million of foreign currency exchange forward contracts entered into by the Company under the Transition Services Agreement with Brand. The Company has recognized a $0.1 million mark-to-market liability associated with these foreign currency exchange forward contracts.

Contracted Amounts of Foreign Currency Forward Exchange Contracts Outstanding at December 31, 2013:

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
In addition to foreign currency forward exchange contracts, the Company designates certain loans as hedges of net investments in international subsidiaries.  The Company recorded pre-tax net gain of $0.2 million and $1.7 million during the three months ended March 31, 2014 and 2013, respectively, into Accumulated other comprehensive loss.
Cross-Currency Interest Rate Swaps
The Company uses cross-currency interest rate swaps in conjunction with certain debt issuances in order to secure a fixed local currency interest rate.  Under these cross-currency interest rate swaps, the Company receives interest based on a fixed or floating U.S. dollar rate and pays interest on a fixed local currency rate based on the contractual amounts in dollars and the local currency, respectively.  The cross-currency interest rate swaps are recorded on the Condensed Consolidated Balance Sheets at fair value, with changes in value attributed to the effect of the swaps’ interest spread recorded in Accumulated other comprehensive loss.  Changes in value attributed to the effect of foreign currency fluctuations are recorded in the statements of operations and offset currency fluctuation effects on the debt principal. The following table indicates the contractual amounts of the Company's cross-currency interest rate swaps at March 31, 2014:

		Interest Rates
(In millions)	Contractual Amount	Receive	Pay
Maturing 2018	$250.0	Fixed U.S. dollar rate	Fixed euro rate
Maturing 2020	220.0	Fixed U.S. dollar rate	Fixed British pound sterling rate
Maturing 2016 through 2017	10.2	Floating U.S. dollar rate	Fixed rupee rate
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
The following table indicates the fair value hierarchy of the financial instruments of the Company at March 31, 2014 and December 31, 2013:

Level 2 Fair Value Measurements (In thousands)	March 31 2014	December 31 2013
Assets
Foreign currency forward exchange contracts	$3,781	$1,256
Cross-currency interest rate swaps	24,046	26,001
Liabilities
Foreign currency forward exchange contracts	2,815	3,284
Cross-currency interest rate swaps	17,412	13,410
The following table reconciles the beginning and ending balances for liabilities measured on a recurring basis using unobservable inputs (Level 3) for three months ended March 31, 2014:

Level 3 Liabilities—Unit Adjustment Liability (a) for the Three Months Ended March 31 (b) (In thousands)	2014
Balance at December 31, 2013	$106,343
Payments	(5,580)
Change in fair value to unit adjustment liability	2,546
Balance at March 31, 2014	$103,308
(a) See Note 5, Equity Method Investments, for additional information related to the unit adjustment liability.
(b) Does not total due to rounding.
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
The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and short-term borrowings approximate fair value due to the short-term maturities of these assets and liabilities.  At March 31, 2014 and December 31, 2013, the total fair value of long-term debt, including current maturities, was $893.1 million and $832.6 million, respectively, compared with a carrying value of $855.9 million and $803.4 million at March 31, 2014 and December 31, 2013, respectively.  Fair values for debt are based on quoted market prices (Level 1) for the same or similar issues, or on the current rates offered to the Company for debt of the same remaining maturities.

13. Review of Operations by Segment

The Company has reclassified segment operating results for the three months ended March 31, 2013 to conform to the revised manner in which the Company now allocates corporate expenses to operating segments as a result of changes in organizational structure resulting from the Infrastructure transaction. The changes do not impact the Company's previously reported consolidated revenues from continuing operations, operating income from continuing operations or income from continuing operations before income taxes and equity loss.

	Three Months Ended
	March 31
(In thousands)	2014	2013
Revenues From Continuing Operations
Harsco Metals & Minerals	$353,038	$337,324
Harsco Infrastructure	—	216,059
Harsco Industrial	102,100	90,446
Harsco Rail	57,561	71,566
Total revenues from continuing operations	$512,699	$715,395

Operating Income (Loss) From Continuing Operations
Harsco Metals & Minerals	$23,218	$23,229
Harsco Infrastructure	—	(7,052)
Harsco Industrial	16,571	15,609
Harsco Rail	5,499	3,178
Corporate (a)	(12,949)	(9,179)
Total operating income from continuing operations	$32,339	$25,785
(a) For the three months ended March 31, 2014, Corporate includes a $2.1 million loss on disposal of the Harsco Infrastructure Segment and transaction costs and $1.4 million of net periodic pension cost for defined benefit pension plans retained by the Company as part of the Infrastructure transaction.

Reconciliation of Segment Operating Income to Income From Continuing Operations Before Income Taxes and Equity Loss

	Three Months Ended
	March 31
(In thousands)	2014	2013
Segment operating income	$45,288	$34,964
General Corporate expense	(12,949)	(9,179)
Operating income from continuing operations	32,339	25,785
Interest income	297	406
Interest expense	(11,421)	(11,743)
Change in fair value to unit adjustment liability	(2,546)	—
Income from continuing operations before income taxes and equity loss	$18,669	$14,448

14.   Other Income
This Condensed Consolidated Statements of Operations classification includes costs for employee termination benefit costs, impaired asset write-downs, costs to exit activities and net gains on the disposal of non-core assets.

	Three Months Ended
	March 31
(In thousands)	2014	2013
Net gains	$(2,358)	$(3,692)
Other	1,702	2,150
Other income	$(656)	$(1,542)

15. Components of Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss is included on the Condensed Consolidated Statements of Stockholders' Equity. The components of Accumulated other comprehensive loss, net of the effect of income taxes, and activity for the three months ended March 31, 2013 and 2014 was as follows:

	Components of Accumulated Other Comprehensive Income (Loss) - Net of Tax
(In thousands)	Cumulative Foreign Exchange Translation Adjustments		Effective Portion of Derivatives Designated as Hedging Instruments		Cumulative Unrecognized Actuarial Losses on Pension Obligations		Unrealized Loss on Marketable Securities	Total
Balance at December 31, 2012	$62,308		$(8,139)		$(465,286)		$(51)	$(411,168)
Other comprehensive income (loss) before reclassifications	(12,016)	(a)	2,055	(b)	23,021	(a)	8	13,068
Amounts reclassified from accumulated other comprehensive loss	—		6		4,982		—	4,988
Total other comprehensive income (loss)	(12,016)		2,061		28,003		8	18,056
Less: Other comprehensive loss attributable to noncontrolling interests	178		—		—		—	178
Other comprehensive income (loss) attributable to Harsco Corporation	(11,838)		2,061		28,003		8	18,234
Balance at March 31, 2013	$50,470		$(6,078)		$(437,283)		$(43)	$(392,934)

	Components of Accumulated Other Comprehensive Income (Loss) - Net of Tax
(In thousands)	Cumulative Foreign Exchange Translation Adjustments		Effective Portion of Derivatives Designated as Hedging Instruments		Cumulative Unrecognized Actuarial Losses on Pension Obligations		Unrealized Loss on Marketable Securities	Total
Balance at December 31, 2013	$6,110		$(7,023)		$(369,682)		$(20)	$(370,615)
Other comprehensive income (loss) before reclassifications	1,090	(a)	(3,964)	(b)	(1,051)	(a)	(5)	(3,930)
Amounts reclassified from accumulated other comprehensive loss	—		1		4,100		—	4,101
Other comprehensive loss from equity method investee	(913)		—		632		—	(281)
Amounts reclassified from accumulated other comprehensive loss in connection with the Infrastructure transaction	(1,447)		—		—		—	(1,447)
Total other comprehensive income (loss)	(1,270)		(3,963)		3,681		(5)	(1,557)
Less: Other comprehensive (income) loss attributable to noncontrolling interests	300		—		—		—	300
Other comprehensive income (loss) attributable to Harsco Corporation	(970)		(3,963)		3,681		(5)	(1,257)
Balance at March 31, 2014	$5,140		$(10,986)		$(366,001)		$(25)	$(371,872)
(a) Principally foreign currency fluctuation.
(b) Net change from periodic revaluations.

Amounts reclassified from accumulated other comprehensive loss are as follows:

(In thousands)	Three Months Ended March 31 2014	Three Months Ended March 31 2013	Affected Caption in the Condensed Consolidated Statements of Operations

Amortization of defined benefit pension items (a):
Actuarial losses (b)	$2,839	$3,147	Selling, general and administrative expenses
Actuarial losses (b)	1,552	2,266	Cost of services and products sold
Prior-service costs (b)	23	64	Selling, general and administrative expenses
Prior-service costs (b)	45	63	Cost of services and products sold
Total before tax	4,459	5,540
Tax benefit	(359)	(558)
Total reclassification of defined benefit pension items, net of tax	$4,100	$4,982

Amortization of cash flow hedging instruments (a):
Foreign currency forward exchange contracts	$2	$6	Cost of services and products sold
Tax benefit	(1)	—
Total reclassification of cash flow hedging instruments	$1	$6
(a) Amounts in parentheses indicate credits to profit/loss.
(b) These accumulated other comprehensive loss components are included in the computation of net periodic pension costs. See Note 8, Employee Benefit Plans, for additional details.

16.   Restructuring Programs
In recent years, the Company has instituted restructuring programs to balance short-term profitability goals with long-term strategies. A primary objective of these programs has been to establish platforms upon which the affected businesses can grow with reduced fixed investment and generate annual operating expense savings.  The restructuring programs have been instituted in response to the continuing impact of global financial and economic uncertainty on the Company’s end markets. Restructuring costs incurred in these programs were recorded in the Other income caption of the Condensed Consolidated Statements of Operations. The timing of associated cash payments is dependent on the type of restructuring cost and can extend over a multi-year period. The remaining accrual for restructuring programs was $4.6 million and $5.1 million at March 31, 2014 and December 31, 2013, respectively. The remaining accrual at March 31, 2014 relates primarily to exit activity costs for lease terminations expected to be paid over the remaining life of the leases.

ITEM 2.                 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements as well as the audited consolidated financial statements of Harsco Corporation (the "Company"), including the notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, which includes additional information about the Company’s critical accounting policies, contractual obligations, practices and the transactions that support the financial results, and provides a more comprehensive summary of the Company’s outlook, trends and strategies for 2014 and beyond.
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
Factors that could cause actual results to differ, perhaps materially, from those implied by forward-looking statements include, but are not limited to: (1) changes in the worldwide business environment in which the Company operates, including general economic conditions; (2) changes in currency exchange rates, interest rates, commodity and fuel costs and capital costs; (3) changes in the performance of equity and bond markets that could affect, among other things, the valuation of the assets in the Company's pension plans and the accounting for pension assets, liabilities and expenses; (4) changes in governmental laws and regulations, including environmental, tax and import tariff standards; (5) market and competitive changes, including pricing pressures, market demand and acceptance for new products, services and technologies; (6) unforeseen business disruptions in one or more of the many countries in which the Company operates due to political instability, civil disobedience, armed hostilities, public health issues or other calamities; (7) the seasonal nature of the Company's business; (8) the Company's ability to successfully enter into new contracts and complete new acquisitions or strategic ventures in the time-frame contemplated, or at all; (9) the integration of the Company's strategic acquisitions; (10) the amount and timing of repurchases of the Company's common stock, if any; (11) the prolonged recovery in global financial and credit markets and economic conditions generally, which could result in the Company's customers curtailing development projects, construction, production and capital expenditures, which, in turn, could reduce the demand for the Company's products and services and, accordingly, the Company's revenues, margins and profitability; (12) the outcome of any disputes with customers; (13) the financial condition of the Company's customers, including the ability of customers (especially those that may be highly leveraged and those with inadequate liquidity) to maintain their credit availability; (14) the Company's ability to successfully implement and receive the expected benefits of cost-reduction and restructuring initiatives, including the achievement of expected cost savings in the expected time frame; (15) the ability to successfully implement the Company's strategic initiatives and portfolio optimization and the impact of such initiatives; (16) the ability of the strategic venture between the Company and Clayton, Dubilier & Rice ("CD&R") to effectively integrate the Company's Infrastructure business and the Brand Energy & Infrastructure Services business and realize the synergies contemplated by the transaction; (17) the Company's ability to realize cost savings from the divestiture of the Infrastructure business, as well as the transaction being accretive to earnings and improving operating margins and return on capital; (18) risk and uncertainty associated with intangible assets; and (19) other risk factors listed from time to time in the Company's SEC reports. A further discussion of these, along with other potential risk factors, can be found in Part I, Item 1A, "Risk Factors," of the Company's Annual Report on Form 10-K for the year ended December 31, 2013. The Company cautions that these factors may not be exhaustive and that many of these factors are beyond the Company's ability to control or predict. Accordingly, forward-looking statements should not be relied upon as a prediction of actual results. The Company undertakes no duty to update forward-looking statements except as may be required by law.

Executive Overview

In November 2013, the Company consummated the previously announced transaction to sell the Company's Harsco Infrastructure Segment into a strategic venture with CD&R as part of a transaction that combines the Harsco Infrastructure Segment with Brand Energy & Infrastructure Services, Inc., which CD&R simultaneously acquired (the "Infrastructure transaction"). The Company has contributed substantially all of the Company's equity interest in, and the net assets of, the Harsco Infrastructure Segment to the strategic venture in exchange for $300 million, subject to working capital and other adjustments, and an approximate 29% equity interest in the resulting entity (the "Infrastructure strategic venture" or "Brand").

	Three Months Ended
Revenues by Segment	March 31
(In millions)	2014	2013	Change	%
Harsco Metals & Minerals	$353.0	$337.3	$15.7	4.7%
Harsco Infrastructure (a)	—	216.1	(216.1)	(100.0)
Harsco Industrial	102.1	90.4	11.7	12.9
Harsco Rail	57.6	71.6	(14.0)	(19.6)
Total revenues	$512.7	$715.4	$(202.7)	(28.3)%
(a) In November 2013, the Company consummated the previously announced transaction to sell the Company's Harsco Infrastructure Segment into a strategic venture, and accordingly, there is no revenue for the Harsco Infrastructure Segment for 2014. The results of the Harsco Infrastructure Segment from January 1, 2013 through the date of closing are reported in the Company's results of operations for 2013.

	Three Months Ended
Revenues by Region	March 31
(In millions)	2014	2013	Change	%
Western Europe	$159.5	$262.6	$(103.1)	(39.3)%
North America	220.9	269.5	(48.7)	(18.1)
Latin America (a)	63.0	79.7	(16.8)	(21.0)
Asia-Pacific	34.4	43.5	(9.1)	(20.9)
Middle East and Africa	19.0	41.4	(22.4)	(54.2)
Eastern Europe	16.0	18.7	(2.7)	(14.3)
Total revenues	$512.7	$715.4	$(202.7)	(28.3)%

(a) Includes Mexico
Revenue for the Company during the first quarter of 2014 was $512.7 million compared with $715.4 million in the first quarter of 2013. The change is primarily related to the Harsco Infrastructure Segment that was disposed of as part of the Infrastructure transaction in the fourth quarter of 2013. Foreign currency translation decreased revenues by $4.3 million for the first quarter of 2014 in comparison with the first quarter of 2013.

	Three Months Ended
Operating Income (Loss) by Segment (a)	March 31
(In millions)	2014	2013	Change	%
Harsco Metals & Minerals	$23.2	$23.2	$—	—%
Harsco Infrastructure (b)	—	(7.1)	7.1	100.0
Harsco Industrial	16.6	15.6	1.0	6.2
Harsco Rail	5.5	3.2	2.3	73.0
Corporate (c)	(12.9)	(9.2)	(3.8)	(41.1)
Total operating income	$32.3	$25.8	$6.6	25.4%
(a) The Company has reclassified segment operating results for the three months ended March 31, 2013 to conform to the revised manner in which the Company now allocates corporate expenses to operating segments as a result of changes in organizational structure resulting from the Infrastructure transaction which occurred in the fourth quarter of 2013. The changes do not impact the Company's previously reported consolidated revenues from continuing operations, operating income from continuing operations or income from continuing operations before income taxes and equity loss.
(b) In November 2013, the Company consummated the previously announced transaction to sell the Company's Harsco Infrastructure Segment into a strategic venture, and accordingly, there is no operating income (loss) for the Harsco Infrastructure Segment for 2014. The results of the Harsco Infrastructure Segment from January 1, 2013 through the date of closing are reported in the Company's results of operations for 2013.
(c) For the three months ended March 31, 2014, Corporate includes a $2.1 million loss on disposal of the Harsco Infrastructure Segment and transaction costs and $1.4 million of net periodic pension cost for defined benefit pension plans retained by the Company as part of the Infrastructure transaction.

	Three Months Ended
	March 31
Operating Margin by Segment (a)	2014	2013
Harsco Metals & Minerals	6.6%	6.9%
Harsco Infrastructure (b)	—	(3.3)
Harsco Industrial	16.2	17.3
Harsco Rail	9.6	4.4
Consolidated operating margin	6.3%	3.6%
(a) The Company has reclassified segment operating results for the three months ended March 31, 2013 to conform to the revised manner in which the Company now allocates corporate expenses to operating segments as a result of changes in organizational structure resulting from the Infrastructure transaction which occurred in the fourth quarter of 2013. The changes do not impact the Company's previously reported consolidated revenues from continuing operations, operating income from continuing operations or income from continuing operations before income taxes and equity loss.
(b) In November 2013, the Company consummated the previously announced transaction to sell the Company's Harsco Infrastructure Segment into a strategic venture, and accordingly, there is no operating income (loss) for the Harsco Infrastructure Segment for 2014. The results of the Harsco Infrastructure Segment from January 1, 2013 through the date of closing are reported in the Company's results of operations for 2013.

Operating income from continuing operations for the first quarter of 2014 was $32.3 million compared with operating income from continuing operations of $25.8 million in the first quarter of 2013.  The change is primarily related to the non-repeated operating loss generated by the Harsco Infrastructure Segment that was disposed of as part of the Infrastructure transaction in the fourth quarter of 2013.

This change in operating income from continuing operations, partially offset by the non-cash change in fair value to unit adjustment liability related to the Infrastructure transaction, was the primary driver of the diluted earnings per share from continuing operations for the first quarter of 2014 of $0.14 compared with diluted earnings per share from continuing operations of $0.09 for the first quarter of 2013.

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

Harsco Metals & Minerals Segment:

Significant Effects on Revenues	Three Months Ended
(In millions)	March 31, 2014
Revenues — 2013	$337.3
Net effects of price/volume changes, primarily attributable to volume changes.	24.0
Net impact of new contracts and lost contracts (including exited underperforming contracts).	(4.4)
Impact of foreign currency translation.	(3.9)
Revenues — 2014	$353.0

Factors Positively Affecting Operating Income:

•
Increased global steel production in the metals services business.  Overall, steel production by customers under services contracts increased 5% in the first quarter of 2014 compared with the same period in 2013.

Factors Negatively Impacting Operating Income:

•	Continued lower pricing for by-product in North America.

•	Lower demand in the roofing granules business.

•	Nickel prices decreased 16% in the first quarter of 2014 compared with the same period in 2013.

•	Foreign currency translation in the first three months of 2014 decreased operating income for this Segment by $1.7 million compared with the same period in the prior year.

Harsco Industrial Segment:

Significant Effects on Revenues	Three Months Ended
(In millions)	March 31, 2014
Revenues — 2013	$90.4
Effect of Hammco acquisition.	10.9
Net effects of price/volume changes, primarily attributable to volume changes.	2.1
Impact of foreign currency translation.	(1.3)
Revenues — 2014	$102.1

Factors Positively Affecting Operating Income:

•
Incremental effect of the acquisition of Hammco Corporation ("Hammco"), a U.S. manufacturer of high specification air-cooled heat exchangers for the natural gas and petrochemical processing markets, on January 2, 2014.

•	Higher gain from sale of assets in the first quarter of 2014 compared with the first quarter of 2013.

 Harsco Rail Segment:

Significant Impacts on Revenues	Three Months Ended
(In millions)	March 31, 2014
Revenues — 2013	$71.6
Net impacts of price/volume changes, primarily attributable to volume changes.	(14.9)
Effect of foreign currency translation.	0.9
Revenues — 2014	$57.6

Factors Positively Affecting Operating Income:

•	Increased contract services and strong parts sales

Factors Negatively Impacting Operating Income:

•	Decreased volume from machine sales primarily due to the completion of the large contract with the China Ministry of Railways (the "CRC").

Outlook, Trends and Strategies

In addition to items noted in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, the following significant items, risks, trends and strategies are expected to affect the Company for the remainder of 2014 and beyond:

•
The Company will focus on the goal of providing top quartile returns for its stockholders by balancing its portfolio of businesses, and by executing its strategic and operational strategies with reasonable amounts of financial leverage.

•
The Company will continue to build and transform its management team, build and develop strong core capabilities and develop an active and lean corporate center that balances costs with value added services.

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

•	The Company expects its effective income tax rate to approximate 30 percent to 32 percent for the full year 2014.

Harsco Metals & Minerals Segment:

•	The Company does not expect a material increase in steel production or pricing in 2014.

•
The Company will focus on improving the Harsco Metals & Minerals Segment's returns through simplifying its business model, executing on operational efficiency opportunities, and improving its contract outcomes through better contract portfolio management and mix.

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

•
As the Company has disclosed previously, one of the Company’s large steel mill customers in Europe has filed for receivership.  The Company has approximately $12 million of receivables with this customer. During the fourth quarter of 2013, the Company recorded a bad debt reserve of $2.6 million related to this receivable. Although the Company believes the remaining amounts are collectible, should there be an adverse change in the Company's view on collectability, there could be a charge against income in future periods.

Harsco Industrial Segment:

•
The Company is expecting another year of consistent performance for revenue and operating income in 2014 in the Harsco Industrial Segment, and will continue to focus on product innovation and development to drive strategic growth in its businesses.

•
The Company acquired Hammco in January 2014 as part of the Company's focus on growing the Harsco Industrial Segment through disciplined expansion. This acquisition provides the Harsco Industrial Segment with an entry into the process cooler market.

Harsco Rail Segment:

•
The short-term outlook for this business is unfavorably impacted by the volume comparative of equipment deliveries from its large contract with the CRC, which were mostly completed during the first half of 2013. Compared with 2013, revenues for this Segment are expected to remain relatively flat in 2014 with modest organic growth in its after-market parts business and expected deliveries of existing equipment orders with improving operating income and margins.

•
The success in China has been leveraged to secure several new orders in other geographies. Recently, the Company secured a contract award worth over $100 million through 2016 from the SBB, the federal railway system of Switzerland. The Company's capabilities to compete and deliver on large projects provides increased opportunities to build out its pipeline further, and enables the Company to continue to pursue other large projects.

•
The longer-term outlook for this Segment continues to be favorable. The global demand for railway maintenance-of-way equipment, parts and services continues to be strong, giving positive indication of further opportunities.

Infrastructure Strategic Venture:

•
The Infrastructure strategic venture creates opportunities for additional value creation from the Company's equity position in a stronger and larger business with a more diversified portfolio of services and offerings.

•
As part of the Infrastructure transaction, the Company is required to make a quarterly payment to its partner in the Infrastructure strategic venture, either (at the Company's election) (i) in cash, with total payments to equal approximately $22 million per year on a pre-tax basis (approximately $15 million per year after-tax), or (ii) in kind through the transfer of approximately 2.5% of the Company's ownership interest in the Infrastructure strategic venture on an annual basis (the "unit adjustment liability"). The Company's obligation to make such quarterly payments will cease upon the earlier of (i) the Infrastructure strategic venture achieving $479.0 million in last twelve months' earnings before interest, taxes, depreciation and amortization ("EBITDA") for three quarters, which need not be consecutive, or (ii) eight years after the closing of the Infrastructure transaction. The Company intends to make these quarterly payments in cash and will continue to evaluate the implications of making payments in cash or in kind based upon performance of the Infrastructure strategic venture.

Results of Operations

	Three Months Ended
	March 31
(In millions, except per share amounts)	2014	2013
Revenues from continuing operations	$512.7	$715.4
Cost of services and products sold	409.5	564.3
Selling, general and administrative expenses	66.8	124.7
Research and development expenses	2.6	2.2
Loss on disposal of the Harsco Infrastructure Segment and transaction costs	2.1	—
Other income	(0.7)	(1.5)
Operating income from continuing operations	32.3	25.8
Interest expense	(11.4)	(11.7)
Change in fair value to unit adjustment liability	(2.5)	—
Income tax expense from continuing operations	(4.5)	(5.0)
Equity in loss of unconsolidated entities, net	(1.2)	—
Income from continuing operations	12.9	9.5
Diluted earnings per common share from continuing operations attributable to Harsco Corporation common stockholders	0.14	0.09
Effective income tax rate for continuing operations	24.1%	34.4%

Comparative Analysis of Consolidated Results

Revenues
Revenues for the first quarter of 2014 decreased $202.7 million or 28.3% from the first quarter of 2013.  Changes in revenues for the periods presented were attributable to the following significant items:

Change in Revenues — 2014 vs. 2013	Three Months Ended
(In millions)	March 31, 2014
Revenue decrease following the disposal of the Harsco Infrastructure Segment.	$(216.1)
Net decreased revenues in the Harsco Rail Segment due principally to the completion of the large contract with CRC.	(14.9)
Impact of foreign currency translation.	(4.3)
Net increased revenues in the Harsco Metals & Minerals Segment due to price/volume, primarily attributable to volume changes.	19.6
Net increased revenues in the Harsco Industrial Segment, primarily attributable to the effects of its business acquisition.	13.0
Total change in revenues — 2014 vs. 2013	$(202.7)

Cost of Services and Products Sold
Cost of services and products sold for the first quarter of 2014 decreased $154.8 million or 27.4% from the first quarter of 2013. Changes in cost of services and products sold for the periods presented were attributable to the following significant items:

Change in Cost of Services and Products Sold — 2014 vs. 2013	Three Months Ended
(In millions)	March 31, 2014
Lower costs following the disposal of the Harsco Infrastructure Segment.	$(158.8)
Impact of foreign currency translation.	(3.2)
Increased costs due to changes in revenues (exclusive of the effects of the timing of the Infrastructure transaction, foreign currency translation, and fluctuations in commodity costs included in selling prices).	11.5
Other	(4.3)
Total change in cost of services and products sold — 2014 vs. 2013	$(154.8)

Selling, General and Administrative Expenses
Selling, general and administrative expenses for the first quarter of 2014 decreased $57.9 million or 46.4% from the first quarter of 2013.  The decrease was primarily related to the lower costs following the disposal of the Harsco Infrastructure Segment.

Loss on Disposal of Harsco Infrastructure Segment and Transaction Costs
The Company recorded an additional loss of $0.7 million during the first quarter of 2014 related to the Infrastructure transaction. Further adjustments to the loss on disposal of the Harsco Infrastructure Segment may be necessary and the final loss may differ, possibly materially, as a result of any adjustments made to the valuation of certain items set forth on the closing statement prepared by Brand in connection with the Infrastructure transaction, which has been reviewed by the Company and requires final agreement between Brand and the Company. Additionally, the Company incurred $1.4 million in transaction costs during the first quarter of 2014 in conjunction with the Infrastructure transaction which are included in this caption.

Please see Note 3, Acquisitions and Dispositions, to the Consolidated Financial Statements in Part I, Item 1, Financial Statements for additional information on the Infrastructure transaction.

Other Income
This income statement classification includes; costs for employee termination benefit costs, impaired asset write-downs, costs to exit activities, and net gains on the disposal of non-core assets. The most significant change in Other expenses relates to the volume of net gains on the disposal of non-core assets. Additional information on Other income is included in Note 14, Other Income, in Part I, Item 1, Financial Statements.

	Three Months Ended
	March 31
(In thousands)	2014	2013
Net gains	(2,358)	(3,692)
Other	1,702	2,150
Other income	$(656)	$(1,542)

Interest Expense
Interest expense during the first quarter of 2014 decreased $0.3 million from the first quarter of 2013.  The decrease primarily reflects lower average borrowings offset by higher interest rates on short-term borrowings.

Change in Fair Value to Unit Adjustment Liability
This caption represents the non-cash fair value adjustment to the Company's unit adjustment liability related to the Infrastructure transaction.

As part of the Infrastructure transaction, the Company is required to make a quarterly payment to its partner in the Infrastructure strategic venture. The resulting liability is reflected in the caption, Unit adjustment liability, on the Company's Condensed Consolidated Balance Sheets. The Company will recognize the change in fair value to unit adjustment liability each period until the Company is no longer required to make these payments or chooses not to make these payments. The change in fair value to unit adjustment liability is a non-cash expense. For the first quarter of 2014, the Company recognized expense of $2.5 million related to the change in fair value to unit adjustment liability.

The Company's obligation to make such quarterly payments will cease upon the earlier of (i) Brand achieving $479.0 million in last twelve months' EBITDA for three quarters, which need not be consecutive, or (ii) eight years after the closing of the Infrastructure transaction. In addition, upon the initial public offering of Brand, the Company's quarterly payment obligation will decrease by the portion of CD&R's ownership interest sold or eliminated completely once CD&R's ownership interest in Brand falls below 20%. In the event of a liquidation of Brand, CD&R is entitled to a liquidation preference of approximately $336 million, plus any quarterly payments that had been paid in kind.

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

Income Tax Expense
The effective income tax rate related to continuing operations for the three months ended March 31, 2014 was 24.1% compared with 34.4% for the three months ended March 31, 2013. The effective income tax rate related to continuing operations and income tax expense from continuing operations decreased primarily due to changes in the jurisdictional mix of income. In particular, losses generated in certain jurisdictions where no tax benefit can be recognized declined, partially offset by the elimination of temporary 2013 tax benefits not legislatively renewed in 2014.

Income from Continuing Operations
The income from continuing operations was $12.9 million in the first quarter of 2014 compared with the income from continuing operations of $9.5 million in the first quarter of 2013. The increase was primarily related to the non-repeated operating loss generated by the Harsco Infrastructure Segment that was disposed of as part of the Infrastructure transaction in the fourth quarter of 2013 partially offset by the non-cash fair value adjustment to the Company's unit adjustment liability related to the Infrastructure transaction.

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
During the first three months of 2014, the Company’s operations provided $27.5 million in operating cash flow, an increase from the $3.4 million provided in the first three months of 2013.  There were no significant operating cash disbursements in the first three months of 2014 for restructuring program costs compared with approximately $8 million of operating cash disbursed in the first three months of 2013.  In the first three months of 2014, the Company invested $39.9 million in capital expenditures, mostly for the Harsco Metals & Minerals Segment, compared with $53.7 million invested in the first three months of 2013.  Additionally, the Company paid $16.6 million in common stock dividends in the first three months of 2014, compared with $16.5 million in the first three months of 2013.
The Company’s net cash borrowings increased by $44.9 million in the first three months of 2014, primarily to fund capital expenditures, principally in the Harsco Metals & Minerals Segment and for the Hammco acquisition.
The Company plans to redeploy discretionary cash for disciplined organic growth and international or market segment diversification; for growth in long-term, higher-return service contracts for the Harsco Metals & Minerals Segment, principally in targeted growth markets or for customer diversification; and for strategic investments or possible acquisitions in the Harsco Rail and Harsco Industrial Segments. The Company also foresees continuing its long and consistent history of paying dividends to stockholders.
The Company continues its focus on improving working capital efficiency. The Company's Continuous Improvement initiatives are being used to further improve effective and efficient use of working capital, particularly in accounts receivable and inventories.
The Company also generated $3.8 million and $10.6 million in cash from asset sales in the first three months of 2014 and 2013, respectively. Asset sales have been a normal part of the Company's business model, primarily for the Harsco Metals & Minerals Segment.
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
Major uses of operating cash flows and borrowed funds include: capital investments, principally in the Harsco Metals & Minerals Segment; payroll costs and related benefits; dividend payments; pension funding payments; inventory purchases for the Harsco Rail and Harsco Industrial Segments; income tax payments; debt principal and interest payments; insurance premiums and payments of self-insured casualty losses; payment of the unit adjustment liability and machinery, equipment, automobile and facility lease payments.

Resources available for cash requirements for operations and growth initiatives
In addition to utilizing cash from operations and cash proceeds from asset sales, the Company has bank credit facilities available throughout the world. Public markets are also accessed through discrete-term note issuance to investors.  The Company also utilizes capital leases to finance the acquisition of certain equipment when appropriate which allows the Company to minimize capital expenditures. The Company expects to continue to utilize all these sources to meet future cash requirements for operations and growth initiatives.
The following table illustrates available credit at March 31, 2014:

	March 31, 2014
(In millions)	Facility Limit	Outstanding Balance	Available Credit
Multi-year revolving credit agreement (a U.S.-based program)	$525.0	$82.5	$442.5

At March 31, 2014 and December 31, 2013, the Company had $82.5 million and $35.0 million, respectively, of Credit Agreement borrowings outstanding. At March 31, 2014 and December 31, 2013, all such balances were classified as long-term borrowings in the Condensed Consolidated Balance Sheets. Classification of such balances is based on the Company's ability and intent to repay such amounts over the subsequent twelve months, as well as the Company's current intent and ability to borrow for a period longer than a year. To the extent the Company expects to repay any amounts within the subsequent twelve months, the amounts are classified as short-term borrowings.

Credit Ratings and Outlook
The following table summarizes the Company’s current debt ratings:

Rating Agency	Long-term Notes	Watch / Outlook
Standard & Poor’s (S&P)	BB+	Negative Outlook
Moody’s	Ba1	Stable Outlook
Fitch	BBB-	Negative Outlook

In March 2014, S&P reaffirmed the Company's BB+ long-term rating while placing the Company on negative outlook. Subsequently, in April 2014, Moody's reaffirmed the Company's Ba1 long-term rating and stable outlook while Fitch reaffirmed the Company's BBB- long-term rating and negative outlook. These rating agency actions resulted from reviews initiated upon the departure of the Company's prior President and Chief Executive Officer in February 2014.
Any future downgrades to the Company’s credit ratings may increase borrowing costs to the Company, while an improvement in the Company’s credit ratings may decrease such costs.  However, any future downgrades in the Company’s credit ratings will not reduce availability under the Company's Credit Agreement.

Working Capital Position
Changes in the Company’s working capital are reflected in the following table:

(Dollars in millions)	March 31 2014	December 31 2013	Increase (Decrease)
Current Assets
Cash and cash equivalents	$83.4	$93.6	$(10.2)
Trade accounts receivable, net	399.7	353.2	46.5
Other receivables	52.1	46.5	5.6
Inventories	166.8	155.7	11.1
Assets held-for-sale	—	114.0	(114.0)
Other current assets	74.8	75.8	(1.1)
Total current assets	776.7	838.8	(62.0)
Current Liabilities
Short-term borrowings and current maturities	27.8	27.7	—
Accounts payable	192.4	181.4	11.0
Accrued compensation	49.3	53.1	(3.8)
Income taxes payable	5.3	7.2	(1.9)
Advances on contracts	66.4	24.1	42.3
Liabilities of assets held-for-sale	—	109.2	(109.2)
Due to unconsolidated affiliate	15.3	25.0	(9.6)
Unit adjustment liability	22.3	22.3	—
Other current liabilities	173.4	156.8	16.6
Total current liabilities	552.1	606.8	(54.6)
Working Capital	$224.6	$232.0	$(7.4)
Current Ratio (a)	1.4	1.4

(a)          Calculated as Total current assets divided by Total current liabilities
The net $7.4 million decrease in working capital for the first three months of 2014 is due primarily to the following factors:

•	Working capital was negatively affected by an increase in Advances on contracts of $42.3 million due to increased customer advances in the Harsco Rail Segment;

•
Working capital was negatively affected by an increase in Other current liabilities of $16.6 million primarily due to increased accrued interest payable and the timing of payment of other accruals; and

•	Working capital was negatively affected by an increase in Accounts payable of $11.0 million due to the timing of payments.

These working capital decreases were partially offset by the following:

•
Working capital was positively affected by an increase in Trade accounts receivable, net of $46.5 million due to the timing of invoicing and collections, primarily in the Harsco Metals & Minerals Segment; and

•
Working capital was positively affected by an increase in Inventories of $11.1 million due primarily to the long lead times associated with orders in the Harsco Rail Segment and the Hammco acquisition in the Harsco Industrial Segment.

The net impact of the settlement of Assets held-for-sale and Liabilities of assets held-for-sale related to the Infrastructure transaction did not have a significant impact on the Company's working capital at March 31, 2014.

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
Cash Flow Summary
The Company’s cash flows from operating, investing and financing activities, as reflected in the Condensed Consolidated Statements of Cash Flows, are summarized in the following table:

	Three Months Ended
	March 31
(In millions)	2014	2013
Net cash provided (used) by:
Operating activities	$27.5	$3.4
Investing activities	(65.6)	(40.2)
Financing activities	28.3	36.4
Impact of exchange rate changes on cash	(0.5)	(1.9)
Net change in cash and cash equivalents	$(10.2)	$(2.3)

Cash provided by operating activities — Net cash provided by operating activities in the first three months of 2014 was $27.5 million, an increase of $24.1 million from the first three months of 2013.  The increase is primarily attributable to increased customer advances and decreased incentive bonus payments, partially offset by the timing of accounts payable disbursements and accounts receivable collections.
Included in the Cash flows from operating activities section of the Condensed Consolidated Statements of Cash Flows is the caption, Other assets and liabilities. For the three months ended March 31, 2014 and 2013, the decreases in this caption were $13.7 million and $11.9 million, respectively. A summary of the major components of this caption for the periods presented is as follows:

	Three Months Ended
	March 31
(In millions)	2014	2013
Net cash provided by (used in):
Change in net defined benefit pension liabilities	$(15.8)	$(12.0)
Change in prepaid expenses	(1.0)	(3.3)
Other	3.1	3.4
Total	$(13.7)	$(11.9)
Cash used by investing activities — Net cash used in investing activities in the first three months of 2014 was $65.6 million, an increase of $25.4 million from the first three months of 2013.  The net increase was primarily due to the Hammco acquisition in the Harsco Industrial Segment.
Cash provided by financing activities — Net cash provided by financing activities in the first three months of 2014 was $28.3 million, a decrease of $8.1 million from the first three months of 2013.  The change was primarily due to a decrease in year-over-year net cash borrowings.
Debt Covenants
The Company's Credit Agreement contains covenants that provide for a maximum total consolidated debt to consolidated EBITDA ratio not to exceed 3.5 to 1.0, limit the proportion of subsidiary consolidated indebtedness to a maximum of 10% of consolidated tangible assets and require a minimum total consolidated EBITDA to consolidated interest charges ratio of 3.0 to 1.0. The Company’s 5.75% and 2.70% notes include covenants that require the Company to offer to repurchase the notes at 101% of par in the event of a change of control of the Company or disposition of substantially all of the Company’s assets in combination with a downgrade in the Company’s credit rating to non-investment grade.  At March 31, 2014, the Company was in compliance with these covenants as the total consolidated debt to consolidated EBITDA ratio was 2.5 to 1.0, the proportion of subsidiary consolidated indebtedness to consolidated tangible assets was 6.0% and total consolidated EBITDA to consolidated interest charges was 7.8 to 1.0. Based on balances at March 31, 2014, the Company could increase borrowings by $396.2 million and still be in compliance with these debt covenants.  Alternatively, keeping all other factors constant, the Company's EBITDA could decrease by $113.2 million and the Company would still be within these debt covenants. The Company expects to continue to be in compliance with these debt covenants for at least the next twelve months.

Cash and Value-Based Management
The Company has various cash management systems throughout the world that centralize cash in various bank accounts where it is economically justifiable and legally permissible to do so. These centralized cash balances are then redeployed to other operations to reduce short-term borrowings and to finance working capital needs or capital expenditures. Due to the transitory nature of cash balances, they are normally invested in bank deposits that can be withdrawn at will or in very liquid short-term bank time deposits and government obligations. The Company's policy is to use the largest banks in the various countries in which the Company operates. The Company monitors the creditworthiness of banks and when appropriate will adjust banking operations to reduce or eliminate exposure to less credit worthy banks. The Company plans to continue the strategy of targeted, prudent investing for strategic purposes for the foreseeable future and to make more efficient use of existing investments.

At March 31, 2014, the Company's consolidated cash and cash equivalents included approximately $80 million held by non-U.S. subsidiaries. At March 31, 2014, less than 10% of the Company's consolidated cash and cash equivalents had regulatory restrictions that would preclude the transfer of funds with and among subsidiaries. The cash and cash equivalents held by non-U.S. subsidiaries also included approximately $17 million held in consolidated strategic ventures. The strategic venture agreements may require strategic venture partner approval to transfer funds with and among subsidiaries. While the Company's remaining non-U.S. cash and cash equivalents can be transferred with and among subsidiaries, the majority of these non-U.S. cash balances will be used to support the on-going working capital needs and continued growth of the Company's non-U.S. operations.
The Company currently expects to continue paying dividends to stockholders.  In April 2014, the Company declared its 257th consecutive quarterly cash dividend, payable in August 2014.
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

Recently Adopted and Recently Issued Accounting Standards

Information on recently adopted and recently issued accounting standards is included in Note 2, Recently Adopted and Recently Issued Accounting Standards, in Part I, Item 1, Financial Statements.

ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risks have not changed significantly from those disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

ITEM 4.        CONTROLS AND PROCEDURES

Based on the evaluation required by Securities Exchange Act Rules 13a-15(b) and 15d-15(b), the Company’s management, including the Interim Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of disclosure controls and procedures, as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e), at March 31, 2014.  Based on that evaluation, the Interim Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective at March 31, 2014.  There have been no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting during the first quarter of 2014.

PART II — OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS
Information on legal proceedings is included in Note 10, Commitments and Contingencies, in Part I, Item 1, Financial Statements.
ITEM 1A.     RISK FACTORS
The Company's risk factors as of March 31, 2014 have not changed materially from those described in Part 1, Item 1A, “Risk Factors,” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

HARSCO CORPORATION
(Registrant)

DATE	May 8, 2014	/s/ F. NICHOLAS GRASBERGER, III
F. Nicholas Grasberger, III
President, Chief Operating Officer and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
10.1	Notification Letter to David Everitt, dated March 14, 2014.
31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).
31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).
32	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer).
101
The following financial statements from Harsco Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, filed with the Securities and Exchange Commission on May 8, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iv) the Condensed Consolidated Statements of Cash Flows; (v) the Condensed Consolidated Statements of Equity; and (vi) the Notes to Condensed Consolidated Financial Statements.