Form 10-Q
period 2014-06-30
HARSCO CORP
filed 2014-08-07
CIK 45876

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2014
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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐  NO ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2014
Common stock, par value $1.25 per share	80,808,779

HARSCO CORPORATION
FORM 10-Q

PART I — FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS
HARSCO CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands)	June 30 2014	December 31 2013
ASSETS
Current assets:
Cash and cash equivalents	$77,467	$93,605
Trade accounts receivable, net	384,634	353,181
Other receivables	33,604	46,470
Inventories	176,348	155,689
Assets held-for-sale	—	113,968
Other current assets	88,552	75,842
Total current assets	760,605	838,755
Investments	292,481	298,856
Property, plant and equipment, net	708,611	711,346
Goodwill	440,168	431,265
Intangible assets, net	66,436	53,261
Other assets	115,228	108,265
Total assets	$2,383,529	$2,441,748
LIABILITIES
Current liabilities:
Short-term borrowings	$6,934	$7,489
Current maturities of long-term debt	22,014	20,257
Accounts payable	191,179	181,410
Accrued compensation	55,268	53,113
Income taxes payable	7,908	7,199
Dividends payable	16,565	16,536
Insurance liabilities	12,834	10,523
Advances on contracts	66,006	24,053
Liabilities of assets held-for-sale	—	109,176
Due to unconsolidated affiliate	14,154	24,954
Unit adjustment liability	22,320	22,320
Other current liabilities	140,012	129,739
Total current liabilities	555,194	606,769
Long-term debt	833,825	783,158
Deferred income taxes	6,170	8,217
Insurance liabilities	36,655	41,879
Retirement plan liabilities	218,988	241,049
Due to unconsolidated affiliate	27,152	27,292
Unit adjustment liability	77,881	84,023
Other liabilities	52,179	42,526
Total liabilities	1,808,044	1,834,913
COMMITMENTS AND CONTINGENCIES
HARSCO CORPORATION STOCKHOLDERS’ EQUITY
Preferred stock	—	—
Common stock	140,435	140,248
Additional paid-in capital	163,279	159,025
Accumulated other comprehensive loss	(369,641)	(370,615)
Retained earnings	1,345,311	1,381,321
Treasury stock	(746,930)	(746,237)
Total Harsco Corporation stockholders’ equity	532,454	563,742
Noncontrolling interests	43,031	43,093
Total equity	575,485	606,835
Total liabilities and equity	$2,383,529	$2,441,748
See accompanying notes to unaudited condensed consolidated financial statements.

HARSCO CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended			Six Months Ended
	June 30			June 30
(In thousands, except per share amounts)	2014		2013	2014		2013
Revenues from continuing operations:
Service revenues	$361,199		$584,908	$712,209		$1,136,063
Product revenues	173,378		174,828	335,067		339,068
Total revenues	534,577		759,736	1,047,276		1,475,131
Costs and expenses from continuing operations:
Cost of services sold	296,801		460,305	590,800		903,701
Cost of products sold	120,657		116,849	236,123		237,711
Selling, general and administrative expenses	77,969		125,623	144,763		250,321
Research and development expenses	1,983		2,184	4,602		4,380
Loss on disposal of the Harsco Infrastructure Segment and transaction costs	3,415		—	5,553		—
Other expenses	27,516		3,928	26,860		2,386
Total costs and expenses	528,341		708,889	1,008,701		1,398,499
Operating income from continuing operations	6,236		50,847	38,575		76,632
Interest income	410		830	707		1,236
Interest expense	(11,958)		(12,855)	(23,379)		(24,598)
Change in fair value to the unit adjustment liability	(2,473)		—	(5,019)		—
Income (loss) from continuing operations before income taxes and equity income (loss)	(7,785)		38,822	10,884		53,270
Income tax expense	(4,258)		(11,508)	(8,753)		(16,473)
Equity in income (loss) of unconsolidated entities, net	(3,008)		595	(4,238)		581
Income (loss) from continuing operations	(15,051)		27,909	(2,107)		37,378
Discontinued operations:
Income (loss) on disposal of discontinued business	1,732		(863)	1,092		(1,505)
Income tax (expense) benefit related to discontinued business	(642)		330	(405)		575
Income (loss) from discontinued operations	1,090		(533)	687		(930)
Net income (loss)	(13,961)		27,376	(1,420)		36,448
Less: Net income attributable to noncontrolling interests	(14)		(3,578)	(1,416)		(5,405)
Net income (loss) attributable to Harsco Corporation	$(13,975)		$23,798	$(2,836)		$31,043
Amounts attributable to Harsco Corporation common stockholders:
Income (loss) from continuing operations, net of tax	$(15,065)		$24,331	$(3,523)		$31,973
Income (loss) from discontinued operations, net of tax	1,090		(533)	687		(930)
Net income (loss) attributable to Harsco Corporation common stockholders	$(13,975)		$23,798	$(2,836)		$31,043

Weighted-average shares of common stock outstanding	80,885		80,760	80,850		80,733
Basic earnings (loss) per common share attributable to Harsco Corporation common stockholders:
Continuing operations	$(0.19)		$0.30	$(0.04)		$0.40
Discontinued operations	0.01		(0.01)	0.01		(0.01)
Basic earnings (loss) per share attributable to Harsco Corporation common stockholders	$(0.17)	(a)	$0.29	$(0.04)	(a)	$0.39

Diluted weighted-average shares of common stock outstanding	80,885		81,004	80,850		80,967
Diluted earnings (loss) per common share attributable to Harsco Corporation common stockholders:
Continuing operations	$(0.19)		$0.30	$(0.04)		$0.39
Discontinued operations	0.01		(0.01)	0.01		(0.01)
Diluted earnings (loss) per share attributable to Harsco Corporation common stockholders	$(0.17)	(a)	$0.29	$(0.04)	(a)	$0.38

Cash dividends declared per common share	$0.205		$0.205	$0.41		$0.41
(a) Does not total due to rounding

See accompanying notes to unaudited condensed consolidated financial statements.

HARSCO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

	Three Months Ended
	June 30
(In thousands)	2014	2013
Net income (loss)	$(13,961)	$27,376
Other comprehensive income (loss):
Foreign currency translation adjustments, net of deferred income taxes of $(359) and $(1,500) in 2014 and 2013, respectively	3,017	(34,539)
Net gain (loss) on cash flow hedging instruments, net of deferred income taxes of $282 and $1,206 in 2014 and 2013, respectively	2,096	(1,525)
Pension liability adjustments, net of deferred income taxes of $333 and $(457) in 2014 and 2013, respectively	(3,005)	3,220
Unrealized gain on marketable securities, net of deferred income taxes of $(5) in 2014	9	—
Total other comprehensive income (loss)	2,117	(32,844)
Total comprehensive loss	(11,844)	(5,468)
Less: Comprehensive (income) loss attributable to noncontrolling interests	100	(2,946)
Comprehensive loss attributable to Harsco Corporation	$(11,744)	$(8,414)

	Six Months Ended
	June 30
(In thousands)	2014	2013
Net income (loss)	$(1,420)	$36,448
Other comprehensive income (loss):
Foreign currency translation adjustments, net of deferred income taxes of $(460) and 7,555 in 2014 and 2013, respectively	1,747	(46,555)
Net gain (loss) on cash flow hedging instruments, net of deferred income taxes of $668 and $769 in 2014 and 2013, respectively	(1,867)	536
Pension liability adjustments, net of deferred income taxes of $(73) and $(4,548) in 2014 and 2013, respectively	676	31,223
Unrealized gain on marketable securities, net of deferred income taxes of $(2) and $(5) in 2014 and 2013, respectively	4	8
Total other comprehensive income (loss)	560	(14,788)
Total comprehensive income (loss)	(860)	21,660
Less: Comprehensive income attributable to noncontrolling interests	(1,002)	(4,595)
Comprehensive income (loss) attributable to Harsco Corporation	$(1,862)	$17,065

See accompanying notes to unaudited condensed consolidated financial statements.

HARSCO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
	June 30
(In thousands)	2014	2013
Cash flows from operating activities:
Net income (loss)	$(1,420)	$36,448
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	84,333	121,640
Amortization	6,046	8,847
Change in fair value to the unit adjustment liability	5,019	—
Deferred income tax expense (benefit)	2,274	(2,528)
Equity in (income) loss of unconsolidated entities, net	4,238	(581)
Loss on disposal of Harsco Infrastructure Segment	3,865	—
Other, net	16,926	(2,157)
Changes in assets and liabilities:
Accounts receivable	(30,945)	(47,398)
Inventories	(12,884)	(13,363)
Accounts payable	(7,172)	9,949
Accrued interest payable	704	566
Accrued compensation	2,072	(14,782)
Advances on contracts	32,870	(9,063)
Harsco Infrastructure Segment 2010 Restructuring Program accrual	—	(295)
Harsco 2011/2012 Restructuring Program accrual	(2,198)	(10,950)
Other assets and liabilities	(29,279)	(19,964)
Net cash provided by operating activities	74,449	56,369

Cash flows from investing activities:
Purchases of property, plant and equipment	(81,615)	(120,191)
Proceeds from the Infrastructure Transaction	15,699	—
Proceeds from sales of assets	6,120	14,853
Purchases of businesses, net of cash acquired	(26,046)	—
Payment of unit adjustment liability	(11,160)	—
Other investing activities, net	(1,926)	(2,400)
Net cash used by investing activities	(98,928)	(107,738)

Cash flows from financing activities:
Short-term borrowings, net	(1,570)	4,188
Current maturities and long-term debt:
Additions	108,431	127,395
Reductions	(62,595)	(51,277)
Cash dividends paid on common stock	(33,146)	(33,093)
Dividends paid to noncontrolling interests	(1,586)	(2,655)
Contributions from noncontrolling interests	—	4,502
Purchase of noncontrolling interests	—	(166)
Common stock issued - options	—	371
Other financing activities, net	(2)	—
Net cash provided by financing activities	9,532	49,265

Effect of exchange rate changes on cash	(1,191)	(4,145)
Net decrease in cash and cash equivalents	(16,138)	(6,249)
Cash and cash equivalents at beginning of period	93,605	95,250
Cash and cash equivalents at end of period	$77,467	$89,001

See accompanying notes to unaudited condensed consolidated financial statements.

HARSCO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (Unaudited)

	Harsco Corporation Stockholders’ Equity
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests
(In thousands, except share and per share amounts)	Issued	Treasury					Total
Balances, January 1, 2013	$140,080	$(745,205)	$152,645	$1,675,490	$(411,168)	$49,782	$861,624
Net income				31,043		5,405	36,448
Cash dividends declared:
Common @ $0.41 per share				(33,110)			(33,110)
Noncontrolling interests						(2,655)	(2,655)
Total other comprehensive loss, net of deferred income taxes of $3,771					(13,978)	(810)	(14,788)
Contributions from noncontrolling interests						4,502	4,502
Purchase of subsidiary shares from noncontrolling interest			(292)			107	(185)
Stock options exercised, net 20,000 shares	25		362				387
Vesting of restricted stock units and other stock grants, net 60,674 shares	117	(840)	2,059				1,336
Amortization of unearned portion of stock-based compensation, net of forfeitures			2,185				2,185
Balances, June 30, 2013	$140,222	$(746,045)	$156,959	$1,673,423	$(425,146)	$56,331	$855,744

	Harsco Corporation Stockholders’ Equity
(In thousands, except share and per share amounts)	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests
	Issued	Treasury					Total
Balances, January 1, 2014	$140,248	$(746,237)	$159,025	$1,381,321	$(370,615)	$43,093	$606,835
Net income (loss)				(2,836)		1,416	(1,420)
Cash dividends declared:
Common @ $0.41 per share				(33,174)			(33,174)
Noncontrolling interests						(1,719)	(1,719)
Total other comprehensive income (loss), net of deferred income taxes of $130					974	(414)	560
Contributions from noncontrolling interests						1,560	1,560
Noncontrolling interests transferred in the Infrastructure Transaction.						(905)	(905)
Vesting of restricted stock units and other stock grants, net 124,532 shares	187	(693)	1,933				1,427
Amortization of unearned portion of stock-based compensation, net of forfeitures			2,321				2,321
Balances, June 30, 2014	$140,435	$(746,930)	$163,279	$1,345,311	$(369,641)	$43,031	$575,485

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
Operating results and cash flows for the three and six months ended June 30, 2014 are not indicative of the results that may be expected for the year ending December 31, 2014.
During the second quarter of 2014, the Company recorded out-of-period adjustments that had the net effect of decreasing after-tax income by $1.7 million, or $0.02 per diluted share, for the second quarter of 2014. The adjustments are primarily the result of correcting expenses that should not have been capitalized in accordance with the Company’s policies and revenue that should not have been recorded in accordance with a customer contract. The Company assessed the individual and aggregate impact of these adjustments on the current year and all prior periods and determined that the cumulative effect of the adjustments was not material to the expected full-year 2014 results, and did not result in a material misstatement to any previously issued annual or quarterly financial statements. Consequently, the Company recorded the $1.7 million net adjustment in the second quarter of 2014 and has not revised any previously issued annual financial statements or interim financial data.

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
The following accounting standards have been issued and become effective for the Company at a future date:
In April 2014, the FASB issued changes related to reporting discontinued operations and disclosure of disposals of components of an entity. The changes modify the criteria related to what transactions constitute discontinued operations and expands disclosure requirements. The changes become effective for the Company, prospectively, on January 1, 2015. Management has determined that these changes will not have a material impact on the Company's consolidated financial statements.
In May 2014, the FASB issued changes related to the recognition of revenue from contracts with customers. The changes clarify the principles for recognizing revenue and develop a common revenue standard. The core principle of the changes is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The changes also require additional disclosures related to revenue recognition. The changes become effective for the Company on January 1, 2017. Management is currently evaluating these changes.

3.    Acquisitions and Dispositions

Acquisitions
In January 2014, the Company acquired Hammco Corporation ("Hammco"), a U.S. manufacturer of high specification air-cooled heat exchangers for the natural gas and petrochemical processing markets. Hammco has been included in the results of the Harsco Industrial Segment. Inclusion of pro forma financial information for this transaction is not necessary due to the immaterial size of the acquisition. The purchase price allocation is not yet final for this acquisition.

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

As a result of the Infrastructure Transaction, the Company recorded an estimated loss on disposal of the Harsco Infrastructure Segment of $271.3 million during 2013 and recorded an additional loss of $3.2 million and $3.9 million during the three and six months ended June 30, 2014, respectively. The Company does not anticipate any further adjustments to the loss on disposal of the Harsco Infrastructure Segment. See Note 1, Summary of Significant Accounting Policies, and Note 3, Acquisitions and Dispositions, to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2013 for additional information on the Company's policy on impairment of long-lived assets (other than goodwill) and the loss on disposal of the Harsco Infrastructure Segment.

Additionally, the Company incurred $0.2 million and $1.7 million of transaction costs during the three and six months ended June 30, 2014, respectively, in conjunction with the Infrastructure Transaction.

4.    Accounts Receivable and Inventories
Accounts receivable consist of the following:

(In thousands)	June 30 2014	December 31 2013
Trade accounts receivable	$398,471	$359,819
Less: Allowance for doubtful accounts	(13,837)	(6,638)
Trade accounts receivable, net	$384,634	$353,181

Other receivables (a)	$33,604	$46,470
(a) Other receivables include insurance claim receivables, employee receivables, tax claim receivables, receivables from affiliates and other miscellaneous receivables not included in Trade accounts receivable, net.
The provision for doubtful accounts related to trade accounts receivable was as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
(In thousands)	2014	2013	2014	2013
Provision for doubtful accounts related to trade accounts receivable	$7,364	$2,621	$7,345	$4,838

The increase in the Allowance for doubtful accounts since December 31, 2013 and the Provision for doubtful accounts related to trade accounts receivable for both the three and six months ended June 30, 2014 relate to two European customers in the Harsco Metals & Minerals Segment.
Inventories consist of the following:

(In thousands)	June 30 2014	December 31 2013
Finished goods	$25,130	$23,112
Work-in-process	33,022	25,623
Raw materials and purchased parts	85,731	72,118
Stores and supplies	32,465	34,836
Inventories	$176,348	$155,689

5. Equity Method Investments

As a result of the Infrastructure Transaction, the Company possessed an approximate 29% equity interest in Brand at June 30, 2014. See Note 3, Acquisitions and Dispositions, for additional information related to the Infrastructure Transaction.

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

The book value of the Company's investment in Brand at June 30, 2014 was $289.7 million. The Company records the Company's proportionate share of Brand's net income or loss one quarter in arrears. Brand's results of operations for the three month period ended March 31, 2014 and the period from November 27, 2013 through March 31, 2014 are summarized as follows:

(In thousands)	Three Months Ended March 31 2014	Period From November 27 2013 Through March 31 2014 (a)
Summarized Statement of Operations Information of Brand:
Net revenues	$741,763	$977,857
Gross profit	147,805	196,637
Net loss attributable to Brand Energy & Infrastructure Services, Inc. and Subsidiaries	(10,366)	(14,607)

Harsco's equity in loss of Brand	(3,009)	(4,239)
(a) The Company's equity method investment in Brand began on November 26, 2013; accordingly, there is only approximately four months of related equity loss. The results of the Harsco Infrastructure Segment from January 1, 2013 through the date of closing are reported in the Company's results of operations for 2013.

As part of the Infrastructure Transaction, the Company is required to make a quarterly payment to the Company's partner in the Infrastructure strategic venture, either (at the Company's election) (i) in cash, with total payments to equal approximately $22 million per year on a pre-tax basis (approximately $15 million per year after-tax), or (ii) in kind through the transfer of approximately 2.5% of the Company's ownership interest in the Infrastructure strategic venture on an annual basis (the "unit adjustment liability"). The resulting liability is reflected in the caption, Unit adjustment liability, on the Company's Condensed Consolidated Balance Sheets. The Company will recognize the change in fair value to the unit adjustment liability each period until the Company is no longer required to make these payments or chooses not to make these payments. The change in fair value to the unit adjustment liability is a non-cash expense. For the three and six months ended June 30, 2014, the Company recognized $2.5 million and $5.0 million, respectively, of change in fair value to the unit adjustment liability.

The Company's obligation to make a quarterly payment will cease upon the earlier of (i) Brand achieving $487.0 million in last twelve months' earnings before interest, taxes, depreciation and amortization for three quarters, which need not be consecutive, or (ii) eight years after the closing of the Infrastructure Transaction. In addition, upon the initial public offering of Brand, the Company's quarterly payment obligation will decrease by the portion of CD&R's ownership interest sold or eliminated completely once CD&R's ownership interest in Brand falls below 20%. In the event of a liquidation of Brand, CD&R is entitled to a liquidation preference of approximately $336 million, plus any quarterly payments that had been paid in kind.

The Condensed Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013 include balances related to the unit adjustment liability of $100.2 million and $106.3 million, respectively, in the current and non-current captions, Unit adjustment liability.

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

Within Brand's equity structure, there exists the ability for the issuance of equity incentive compensation for certain executive employees, which has the potential of diluting the Company's ownership interest in Brand by approximately 2.9% if all such awards are issued and vested.

Balances related to transactions between the Company and Brand are as follows:

(In thousands)	June 30 2014	December 31 2013
Balances due from Brand	$8,872	$85,908
Balances due to Brand	41,306	149,325

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

No instances of impairment were noted on the Company's equity method investments as of June 30, 2014.

6.     Property, Plant and Equipment
Property, plant and equipment consists of the following:

(In thousands)	June 30 2014	December 31 2013
Land	$18,796	$16,652
Land improvements	14,245	13,615
Buildings and improvements	214,169	192,346
Machinery and equipment	2,003,319	1,969,493
Uncompleted construction	86,959	86,508
Gross property, plant and equipment	2,337,488	2,278,614
Less: Accumulated depreciation	(1,628,877)	(1,567,268)
Property, plant and equipment, net	$708,611	$711,346

7.     Goodwill and Other Intangible Assets
The following table reflects the changes in carrying amounts of goodwill by segment for the six months ended June 30, 2014:

(In thousands)	Harsco Metals & Minerals Segment	Harsco Industrial Segment	Harsco Rail Segment	Consolidated Totals
Balance at December 31, 2013	$421,955	$—	$9,310	$431,265
Changes to goodwill (a)	—	6,717	—	6,717
Foreign currency translation	2,186	—	—	2,186
Balance at June 30, 2014	$424,141	$6,717	$9,310	$440,168
(a) Changes to goodwill relate to the initial acquisition of Hammco and related purchase price adjustments in accordance with U.S. GAAP occurring during the measurement period. See Note 3, Acquisitions and Dispositions.
The Company tests for goodwill impairment annually or more frequently if indicators of impairment exist or if a decision is made to dispose of a business.  The Company performs its annual goodwill impairment test as of October 1 and monitors for triggering events on an ongoing basis.  The Company determined that, as of June 30, 2014, no interim goodwill impairment testing was necessary.  There can be no assurance that the Company’s annual goodwill impairment testing will not result in a charge to earnings.  Any impairment could result in the write-down of the carrying value of goodwill to its implied fair value.
Intangible assets consist of the following:

	June 30, 2014		December 31, 2013
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer related	$165,842	$114,799	$150,307	$110,889
Non-compete agreements	1,125	1,040	1,126	1,024
Patents	6,285	5,441	6,211	5,273
Technology related	27,151	20,311	27,185	18,931
Trade names	7,759	3,356	4,113	2,969
Other	7,589	4,368	7,753	4,348
Total	$215,751	$149,315	$196,695	$143,434

Amortization expense for intangible assets was as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
(In thousands)	2014	2013	2014	2013
Amortization expense for intangible assets	$2,593	$3,904	$5,146	$7,852

The estimated amortization expense for the next five fiscal years based on current intangible assets is as follows:

(In thousands)	2014	2015	2016	2017	2018
Estimated amortization expense (b)	$10,000	$8,750	$8,250	$5,250	$5,000
(b) These estimated amortization expense amounts do not reflect the potential effect of future foreign currency exchange fluctuations.

8.  Employee Benefit Plans

	Three Months Ended
	June 30
Defined Benefit Pension Plans Net Periodic Pension Cost	U. S. Plans		International Plans
(In thousands)	2014	2013	2014	2013
Service cost	$558	$642	$411	$900
Interest cost	3,217	2,944	11,012	10,762
Expected return on plan assets	(4,196)	(3,913)	(12,708)	(11,800)
Recognized prior service costs	22	35	47	94
Recognized loss	838	1,264	3,583	4,149
Settlement/curtailment (gains) losses	—	—	56	(289)
Defined benefit pension plans net periodic pension cost	$439	$972	$2,401	$3,816

	Six Months Ended
	June 30
Defined Benefit Pension Plans Net Periodic Pension Cost	U. S. Plans		International Plans
(In thousands)	2014	2013	2014	2013
Service cost	$1,116	$1,283	$818	$1,808
Interest cost	6,434	5,884	21,924	21,545
Expected return on plan assets	(8,392)	(7,822)	(25,296)	(23,619)
Recognized prior service costs	44	72	93	184
Recognized loss	1,676	2,526	7,136	8,300
Settlement/curtailment (gains) losses	—	—	56	(289)
Defined benefit pension plans net periodic pension cost	$878	$1,943	$4,731	$7,929

	Three Months Ended		Six Months Ended
Company Contributions	June 30		June 30
(In thousands)	2014	2013	2014	2013
Defined benefit pension plans:
United States	$582	$565	$1,148	$1,048
International	4,316	3,320	21,737	20,956
Multiemployer pension plans	966	5,699	1,667	8,515
Defined contribution pension plans	2,930	4,070	6,999	8,821
The Company currently anticipates contributing approximately $9 million and $10 million to the U.S. and international defined benefit pension plans, respectively, during the remainder of 2014.

9.     Income Taxes

The effective income tax rate related to continuing operations for the three and six months ended June 30, 2014 was (54.7)% and 80.4%, respectively, compared with 29.6% and 30.9% for the three and six months ended June 30, 2013, respectively. The effective income tax rate related to continuing operations and income tax expense from continuing operations changed primarily due to the change in income (loss) from continuing operations and changes in losses generated in certain jurisdictions where no tax benefit can be recognized for both the three and six months ended June 30, 2014 compared with the three and six months ended June 30, 2013.

An income tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, based on technical merits, including resolutions of any related appeals or litigation processes. The unrecognized income tax benefit at June 30, 2014 was $18.5 million, including interest and penalties.  Within the next twelve months, it is reasonably possible that up to $0.7 million of unrecognized income tax benefits will be recognized upon settlement of tax examinations and the expiration of various statutes of limitations.

The U.S. Internal Revenue Service completed its audit of the Company's 2010 income tax return in July 2014 and made no changes to the reported tax.

10.  Commitments and Contingencies

Environmental
The Company is involved in a number of environmental remediation investigations and cleanups and, along with other companies, has been identified as a “potentially responsible party” for certain waste disposal sites.  While each of these matters is subject to various uncertainties, it is probable that the Company will agree to make payments toward funding certain of these activities and it is possible that some of these matters will be decided unfavorably to the Company.  The Company has evaluated its potential liability, and its financial exposure is dependent upon such factors as the continuing evolution of environmental laws and regulatory requirements, the availability and application of technology, the allocation of cost among potentially responsible parties, the years of remedial activity required and the remediation methods selected.  The Condensed Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013 include accruals in Other current liabilities of $1.3 million and $1.2 million, respectively, for environmental matters.  The amounts charged against Income (loss) from continuing operations before income taxes and equity income (loss) related to environmental matters totaled $0.7 million and $1.3 million for the three and six months ended June 30, 2014, respectively. The amounts charged against pre-tax income related to environmental matters totaled $0.3 million and $0.6 million for the three and six months ended June 30, 2013, respectively.

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
In October 2009, the Company received notification of the SPRA’s final administrative decision regarding the levying of ICMS in the State of São Paulo in relation to services provided to a customer in the State between January 2004 and May 2005.  As of June 30, 2014, the principal amount of the tax assessment from the SPRA with regard to this case was approximately $3 million, with penalty, interest and fees assessed to date increasing such amount by an additional $29 million.  Any change in the aggregate amount since the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 reflects an increase in assessed interest and statutorily mandated legal fees for the period and includes the effect of foreign currency translation.
Another ICMS tax case involving the SPRA refers to the tax period from January 2002 to December 2003. This case is still pending at the administrative phase, where the aggregate amount assessed by the tax authorities in August 2005 was$11.5 million (the amounts with regard to this claim are valued as of the date of the assessment since it has not yet reached the collection phase), composed of a principal amount of $2.7 million, with penalty and interest assessed through that date increasing such amount by an additional $8.8 million.  All such amounts include the effect of foreign currency translation.
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
Customer Disputes
The Company, through its Harsco Metals & Minerals Segment, provides services to ArcelorMittal and/or various of its subsidiaries and affiliates (collectively, "ArcelorMittal") through long-term service contracts on a number of sites worldwide. Currently, ArcelorMittal and the Company are involved in several commercial disputes, some of which may result in legal or other action.  Both the Company and ArcelorMittal are working to resolve these matters.  Furthermore, the Company, through its Harsco Metals & Minerals Segment, may become involved in commercial disputes with other customers. Although results of operations and cash flows for a given period could be adversely affected by a negative outcome in these or other lawsuits, claims and proceedings, management believes that the ultimate outcome of these matters will not have a material adverse effect on the Company's financial condition, results of operations or cash flows.

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
As of June 30, 2014, there are 17,458 pending asbestos personal injury claims filed against the Company.  Of these cases, 17,108 are pending in the New York Supreme Court for New York County in New York State.  The other claims, totaling 350, are filed in various counties in a number of state courts, and in certain Federal District Courts (including New York), and those complaints generally assert lesser amounts of damages than the New York State court cases or do not state any amount claimed.
As of June 30, 2014, the Company has obtained dismissal by stipulation, or summary judgment prior to trial, in 27,386 cases.
In view of the persistence of asbestos litigation nationwide, the Company expects to continue to receive additional claims.  However, there have been developments during the past several years, both by certain state legislatures and by certain state courts, which could favorably affect the Company’s ability to defend these asbestos claims in those jurisdictions.  These developments include procedural changes, docketing changes, proof of damage requirements and other changes that require plaintiffs to follow specific procedures in bringing their claims and to show proof of damages before they can proceed with their claim.  An example is the action taken by the New York Supreme Court (a trial court), which is responsible for managing all asbestos cases pending within New York County in the State of New York.  This Court issued an order in December 2002 that created a Deferred or Inactive Docket for all pending and future asbestos claims filed by plaintiffs who cannot demonstrate that they have a malignant condition or discernible physical impairment, and an Active or In Extremis Docket for plaintiffs who are able to show such medical condition.  As a result of this order, the majority of the asbestos cases filed against the Company in New York County have been moved to the Inactive Docket until such time as the plaintiffs can show that they have incurred a physical impairment.  As of June 30, 2014, the Company has been listed as a defendant in 214 Active or In Extremis asbestos cases in New York County.  The Court’s Order has been challenged by some plaintiffs.
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

11.  Reconciliation of Basic and Diluted Shares

	Three Months Ended		Six Months Ended
	June 30		June 30
(In thousands, except per share amounts)	2014	2013	2014	2013
Income (loss) from continuing operations attributable to Harsco Corporation common stockholders	$(15,065)	$24,331	$(3,523)	$31,973

Weighted-average shares outstanding - basic	80,885	80,760	80,850	80,733
Dilutive effect of stock-based compensation	—	244	—	234
Weighted-average shares outstanding - diluted	$80,885	$81,004	$80,850	$80,967

Earnings (loss) from continuing operations per common share, attributable to Harsco Corporation common stockholders:
Basic	$(0.19)	$0.30	$(0.04)	$0.40

Diluted	$(0.19)	$0.30	$(0.04)	$0.39

The following average outstanding stock-based compensation units were not included in the three and six months ended computation of diluted earnings per share because the effect was antidilutive:

	Three Months Ended		Six Months Ended
	June 30		June 30
(In thousands)	2014	2013	2014	2013
Restricted stock units	311	—	311	—
Stock options	215	304	215	304
Stock appreciation rights	968	190	968	95
Performance share units	97	—	97	—

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
All derivative instruments are recorded on the Condensed Consolidated Balance Sheets at fair value.  Changes in the fair value of derivatives used to hedge foreign currency denominated balance sheet items are reported directly in earnings, along with offsetting transaction gains and losses on the items being hedged.  Derivatives used to hedge forecasted cash flows associated with foreign currency commitments or forecasted commodity purchases may be accounted for as cash flow hedges, as deemed appropriate and if the criteria for hedge accounting are met.  Gains and losses on derivatives designated as cash flow hedges are deferred as a separate component of equity and reclassified to earnings in a manner that matches the timing of the earnings impact of the hedged transactions.  Generally, at June 30, 2014, these deferred gains and losses are reclassified to earnings over 10 to 15 years from the balance sheet date.  The ineffective portion of all hedges, if any, is recognized currently in earnings.

The fair values of outstanding derivative contracts recorded as assets and liabilities on the Condensed Consolidated Balance Sheets at June 30, 2014 and December 31, 2013 were as follows:

	Asset Derivatives		Liability Derivatives
(In thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
June 30, 2014
Derivatives designated as hedging instruments:
Foreign currency forward exchange contracts	Other current assets	$41	Other current liabilities	$36
Cross-currency interest rate swaps	Other assets	24,473	Other liabilities	19,939
Total derivatives designated as hedging instruments		$24,514		$19,975

Derivatives not designated as hedging instruments:
Foreign currency forward exchange contracts	Other current assets	$2,300	Other current liabilities	$1,460

	Asset Derivatives		Liability Derivatives
(In thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
December 31, 2013
Derivatives designated as hedging instruments:
Foreign currency forward exchange contracts	Other current assets	$40	Other current liabilities	$17
Cross-currency interest rate swaps	Other assets	26,001	Other liabilities	13,410
Total derivatives designated as hedging instruments		$26,041		$13,427

Derivatives not designated as hedging instruments:
Foreign currency forward exchange contracts	Other current assets	$1,216	Other current liabilities	$3,267

All of the Company's derivatives are recorded in the Condensed Consolidated Balance Sheets at gross amounts and not offset. All of the Company's cross-currency interest rate swaps and certain foreign currency forward exchange contracts are transacted under International Swaps and Derivatives Association ("ISDA") documentation. Each ISDA master agreement permits the net settlement of amounts owed in the event of default. The Company's derivative assets and liabilities subject to enforceable master netting arrangements resulted in a $0.1 million net liability at both June 30, 2014 and December 31, 2013.
The effect of derivative instruments on the Condensed Consolidated Statements of Operations and the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2014 and 2013 was as follows:
Derivatives Designated as Hedging Instruments

(In thousands)	Amount of Gain (Loss) Recognized in Other Comprehensive Income (“OCI”) on Derivative - Effective Portion	Location of Gain (Loss) Reclassified from Accumulated OCI into Income - Effective Portion	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income - Effective Portion	Location of Gain (Loss) Recognized in Income on Derivative - Ineffective Portion and Amount Excluded from Effectiveness Testing	Amount of Gain (Loss) Recognized in Income on Derivative - Ineffective Portion and Amount Excluded from Effectiveness Testing
Three Months Ended June 30, 2014:
Foreign currency forward exchange contracts	$9		$—		$—
Cross-currency interest rate swaps	1,805		—	Cost of services and products sold	(3,801)	(a)
	$1,814		$—		$(3,801)

Three Months Ended June 30, 2013:
Cross-currency interest rate swaps	$(2,731)		$—	Cost of services and products sold	$(3,583)	(a)

(In thousands)	Amount of Gain (Loss)Recognized in Other Comprehensive Income (“OCI”) on Derivative - Effective Portion	Location of Gain (Loss) Reclassified from Accumulated OCI into Income - Effective Portion	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income - Effective Portion	Location of Gain (Loss) Recognized in Income on Derivative - Ineffective Portion and Amount Excluded from Effectiveness Testing	Amount of Gain (Loss) Recognized in Income on Derivative - Ineffective Portion and Amount Excluded from Effectiveness Testing
Six Months Ended June 30, 2014:
Foreign currency forward exchange contracts	$20	Cost of services and products sold	$(2)		$—
Cross currency interest rate swaps	(2,555)		—	Cost of services and products sold	(5,375)	(a)
	$(2,535)		$(2)		$(5,375)

Six Months Ended June 30, 2013:
Cross currency interest rate swaps	$(233)		$—	Cost of services and products sold	$16,870	(a)
(a)  These gains (losses) offset foreign currency fluctuation effects on the debt principal.

Derivatives Not Designated as Hedging Instruments

	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative for the Three Months Ended June 30 (a)
(In thousands)		2014	2013
Foreign currency forward exchange contracts	Cost of services and products sold	$(1,135)	$(4,108)

	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative for the Six Months Ended June 30 (a)
(In thousands)		2014	2013
Foreign currency forward exchange contracts	Cost of services and products sold	$421	$(2,049)
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

The following tables summarize, by major currency, the contractual amounts of the Company’s foreign currency forward exchange contracts in U.S. dollars at June 30, 2014 and December 31, 2013.  The “Buy” amounts represent the U.S. dollar equivalent of commitments to purchase foreign currencies, and the “Sell” amounts represent the U.S. dollar equivalent of commitments to sell foreign currencies.  The recognized gains and losses offset amounts recognized in cost of services and products sold principally as a result of intercompany or third party foreign currency exposures.
Contracted Amounts of Foreign Currency Forward Exchange Contracts Outstanding at June 30, 2014:

(In thousands)	Type	U.S. Dollar Equivalent	Maturity	Recognized Gain (Loss)
British pounds sterling	Sell	$24,902	July 2014	$(57)
British pounds sterling	Buy	7,165	July 2014	15
Euros	Sell	263,296	July 2014	818
Euros	Buy	259,010	July 2014 through September 2014	12
Other currencies	Sell	35,751	July 2014 through December 2015	(16)
Other currencies	Buy	10,133	July 2014 through August 2014	73
Total		$600,257		$845
Included in the contracted amounts of foreign currency exchange forward contracts outstanding at June 30, 2014 are $132.2 million of foreign currency exchange forward contracts entered into by the Company under the Transition Services Agreement with Brand. The Company has recognized a $0.6 million mark-to-market asset associated with these foreign currency exchange forward contracts.

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
In addition to foreign currency forward exchange contracts, the Company designates certain loans as hedges of net investments in international subsidiaries.  The Company recorded pre-tax net gains of $4.6 million and $4.9 million during the three and six months ended June 30, 2014, respectively, and pre-tax net losses of $4.9 million and $3.2 million during the three and six months ended June 30, 2013, respectively, into Accumulated other comprehensive loss.
Cross-Currency Interest Rate Swaps
The Company uses cross-currency interest rate swaps in conjunction with certain debt issuances in order to secure a fixed local currency interest rate.  Under these cross-currency interest rate swaps, the Company receives interest based on a fixed or floating U.S. dollar rate and pays interest on a fixed local currency rate based on the contractual amounts in dollars and the local currency, respectively.  The cross-currency interest rate swaps are recorded on the Condensed Consolidated Balance Sheets at fair value, with changes in value attributed to the effect of the swaps’ interest spread recorded in Accumulated other comprehensive loss.  Changes in value attributed to the effect of foreign currency fluctuations are recorded in the statements of operations and offset currency fluctuation effects on the debt principal. The following table indicates the contractual amounts of the Company's cross-currency interest rate swaps at June 30, 2014:

		Interest Rates
(In millions)	Contractual Amount	Receive	Pay
Maturing 2018	$250.0	Fixed U.S. dollar rate	Fixed euro rate
Maturing 2020	220.0	Fixed U.S. dollar rate	Fixed British pound sterling rate
Maturing 2016 through 2017	9.8	Floating U.S. dollar rate	Fixed rupee rate

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
The following table indicates the fair value hierarchy of the financial instruments of the Company at June 30, 2014 and December 31, 2013:

Level 2 Fair Value Measurements (In thousands)	June 30 2014	December 31 2013
Assets
Foreign currency forward exchange contracts	$2,341	$1,256
Cross-currency interest rate swaps	24,473	26,001
Liabilities
Foreign currency forward exchange contracts	1,496	3,284
Cross-currency interest rate swaps	19,939	13,410
The following table reconciles the beginning and ending balances for liabilities measured on a recurring basis using unobservable inputs (Level 3) for the six months ended June 30, 2014:

Level 3 Liabilities—Unit Adjustment Liability (a) for the Six Months Ended June 30 (b) (In thousands)	Consolidated Totals
Balance at December 31, 2013	$106,343
Payments	(11,160)
Change in fair value to the unit adjustment liability	5,019
Balance at June 30, 2014	$100,201
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

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and short-term borrowings approximate fair value due to the short-term maturities of these assets and liabilities.  At June 30, 2014 and December 31, 2013, the total fair value of long-term debt, including current maturities, was $898.2 million and $832.6 million, respectively, compared with a carrying value of $855.8 million and $803.4 million, respectively, at June 30, 2014 and December 31, 2013, respectively.  Fair values for debt are based on quoted market prices (Level 1) for the same or similar issues, or on the current rates offered to the Company for debt of the same remaining maturities.

13. Review of Operations by Segment

The Company has reclassified segment operating results for the three and six months ended June 30, 2013 to conform to the revised manner in which the Company now allocates corporate expenses to operating segments as a result of changes in organizational structure resulting from the Infrastructure Transaction. The changes do not impact the Company's previously reported consolidated revenues from continuing operations, operating income from continuing operations or income from continuing operations before income taxes and equity income (loss).

	Three Months Ended		Six Months Ended
	June 30		June 30
(In thousands)	2014	2013	2014	2013
Revenues From Continuing Operations
Harsco Metals & Minerals	$360,994	$336,146	$714,032	$673,470
Harsco Infrastructure	—	251,172	—	467,231
Harsco Industrial	103,005	93,772	205,105	184,218
Harsco Rail	70,578	78,646	128,139	150,212
Total revenues from continuing operations	$534,577	$759,736	$1,047,276	$1,475,131

Operating Income (Loss) From Continuing Operations
Harsco Metals & Minerals	$(9,238)	$27,053	$13,980	$50,282
Harsco Infrastructure	—	2,288	—	(4,764)
Harsco Industrial	17,429	15,553	34,000	31,162
Harsco Rail	13,526	15,932	19,025	19,110
Corporate (a)	(15,481)	(9,979)	(28,430)	(19,158)
Total operating income from continuing operations	$6,236	$50,847	$38,575	$76,632
(a) For the three months ended June 30, 2014, Corporate includes a $3.4 million loss on disposal of the Harsco Infrastructure Segment and transaction costs and $1.5 million of net periodic pension cost for defined benefit pension plans retained by the Company as part of the Infrastructure Transaction. For the six months ended June 30, 2014, Corporate includes a $5.6 million loss on disposal of the Harsco Infrastructure Segment and transaction costs and $2.9 million of net periodic pension cost for defined benefit pension plans retained by the Company as part of the Infrastructure Transaction.

Reconciliation of Segment Operating Income to Income (Loss) From Continuing Operations Before Income Taxes and Equity Income (Loss)

	Three Months Ended		Six Months Ended
	June 30		June 30
(In thousands)	2014	2013	2014	2013
Segment operating income	$21,717	$60,826	$67,005	$95,790
General Corporate expense	(15,481)	(9,979)	(28,430)	(19,158)
Operating income from continuing operations	6,236	50,847	38,575	76,632
Interest income	410	830	707	1,236
Interest expense	(11,958)	(12,855)	(23,379)	(24,598)
Change in fair value to unit adjustment liability	(2,473)	—	(5,019)	—
Income (loss) from continuing operations before income taxes and equity income (loss)	$(7,785)	$38,822	$10,884	$53,270

14.   Other Expenses

This Condensed Consolidated Statements of Operations caption includes restructuring program costs, net gains on the disposal of non-core assets, impaired asset write-downs, employee termination benefit costs and costs to exit activities.

	Three Months Ended		Six Months Ended
	June 30		June 30
(In thousands)	2014	2013	2014	2013
Restructuring programs (see Note 16)	$8,539	$—	$8,539	$—
Net gains	(650)	(877)	(3,008)	(4,569)
Impaired asset write-downs	13,982	—	14,080	689
Other (a)	5,645	4,805	7,249	6,266
Other expenses	$27,516	$3,928	$26,860	$2,386
(a) Other includes employee termination benefit costs and costs to exit activities that are not directly related to the restructuring programs detailed in Note 16, Restructuring Programs.

Impaired asset write-downs are measured as the amount by which the carrying amount of assets exceeds their fair value. Fair value is estimated based upon the expected future realizable cash flows including anticipated selling prices. Non-cash impaired asset write-downs are included in the caption Other, net on the Condensed Consolidated Statements of Cash Flows as adjustments to reconcile Net income (loss) to Net cash provided by operating activities. During the second quarter of 2014, impaired asset write-downs represent non-cash long-lived asset impairment charges to reduce the carrying value of assets at certain sites in the Harsco Metals & Minerals Segment based on the Company's strategic decisions or contract terminations at these sites.

15. Components of Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss is included on the Condensed Consolidated Statements of Stockholders' Equity. The components of Accumulated other comprehensive loss, net of the effect of income taxes, and activity for the six months ended June 30, 2013 and 2014 was as follows:

	Components of Accumulated Other Comprehensive Income (Loss) - Net of Tax
(In thousands)	Cumulative Foreign Exchange Translation Adjustments		Effective Portion of Derivatives Designated as Hedging Instruments		Cumulative Unrecognized Actuarial Losses on Pension Obligations		Unrealized Loss on Marketable Securities	Total
Balance at December 31, 2012	$62,308		$(8,139)		$(465,286)		$(51)	$(411,168)
Other comprehensive income (loss) before reclassifications	(46,555)	(a)	536	(b)	21,255	(a)	8	(24,756)
Amounts reclassified from accumulated other comprehensive loss	—		—		9,968		—	9,968
Total other comprehensive income (loss)	(46,555)		536		31,223		8	(14,788)
Less: Other comprehensive loss attributable to noncontrolling interests	810		—		—		—	810
Other comprehensive income (loss) attributable to Harsco Corporation	(45,745)		536		31,223		8	(13,978)
Balance at June 30, 2013	$16,563		$(7,603)		$(434,063)		$(43)	$(425,146)

	Components of Accumulated Other Comprehensive Income (Loss) - Net of Tax
(In thousands)	Cumulative Foreign Exchange Translation Adjustments		Effective Portion of Derivatives Designated as Hedging Instruments		Cumulative Unrecognized Actuarial Losses on Pension Obligations		Unrealized Loss on Marketable Securities	Total
Balance at December 31, 2013	$6,110		$(7,023)		$(369,682)		$(20)	$(370,615)
Other comprehensive income (loss) before reclassifications	7,634	(a)	(1,868)	(b)	(8,187)	(a)	4	(2,417)
Amounts reclassified from accumulated other comprehensive loss	—		1		8,231		—	8,232
Other comprehensive loss from equity method investee	(4,440)		—		632		—	(3,808)
Amounts reclassified from accumulated other comprehensive loss in connection with the Infrastructure Transaction	(1,447)		—		—		—	(1,447)
Total other comprehensive income (loss)	1,747		(1,867)		676		4	560
Less: Other comprehensive (income) loss attributable to noncontrolling interests	425		(11)		—		—	414
Other comprehensive income (loss) attributable to Harsco Corporation	2,172		(1,878)		676		4	974
Balance at June 30, 2014	$8,282		$(8,901)		$(369,006)		$(16)	$(369,641)
(a) Principally foreign currency fluctuation.
(b) Net change from periodic revaluations.

Amounts reclassified from accumulated other comprehensive loss are as follows:

(In thousands)	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended	Affected Caption in the Condensed Consolidated Statements of Operations
	June 30 2014	June 30 2014	June 30 2013	June 30 2013
Amortization of defined benefit pension items (c):
Actuarial losses (d)	$2,837	$5,676	$3,154	$6,301	Selling, general and administrative expenses
Actuarial losses (d)	1,584	3,136	2,259	4,525	Cost of services and products sold
Prior-service costs (d)	23	46	66	130	Selling, general and administrative expenses
Prior-service costs (d)	46	91	63	126	Cost of services and products sold
Total before tax	4,490	8,949	5,542	11,082
Tax benefit	(359)	(718)	(556)	(1,114)
Total reclassification of defined benefit pension items, net of tax	$4,131	$8,231	$4,986	$9,968

Amortization of cash flow hedging instruments (c):
Foreign currency forward exchange contracts	$—	$2	$(6)	$—	Cost of services and products sold
Tax benefit	—	(1)	—	—
Total reclassification of cash flow hedging instruments	$—	$1	$(6)	$—
(c) Amounts in parentheses indicate credits to profit/loss.
(d) These accumulated other comprehensive loss components are included in the computation of net periodic pension costs. See Note 8, Employee Benefit Plans, for additional details.

16.   Restructuring Programs
In recent years, the Company has instituted restructuring programs to balance short-term profitability goals with long-term strategies. A primary objective of these programs has been to establish platforms upon which the affected businesses can grow with reduced fixed investment and generate annual operating expense savings.  The restructuring programs have been instituted in response to the continuing impact of global financial and economic uncertainty on the Company’s end markets. Restructuring costs incurred in these programs were recorded in the Other expenses caption of the Condensed Consolidated Statements of Operations. The timing of associated cash payments is dependent on the type of restructuring cost and can extend over a multi-year period.
Harsco Metals & Minerals Improvement Plan ("Project Orion")
Under Project Orion, the Harsco Metals & Minerals Segment made organizational changes which are expected to improve return on capital and deliver a higher and more consistent level of service to customers by improving several core processes and simplifying the organizational structure. The Company incurred an $8.5 million charge related to Project Orion during the three months ended June 30, 2014. Phase one of Project Orion began in the second quarter of 2014 and will continue through the remainder of 2014. Phase two of Project Orion will begin in late 2014 or early 2015 and will result in an additional charge. The amount of the additional charge cannot be determined at this time.

The restructuring accrual for Project Orion at June 30, 2014 and the activity for the six months then ended were as follows:

(In thousands)	Expense Incurred in 2014	Other Adjustments	Cash Expenditures	Foreign Currency Translation	Remaining Accrual June 30 2014
Harsco Metals & Minerals Segment
Employee termination benefit costs	$8,539	$1,237	$(1,437)	$2	$8,341
Total	$8,539	$1,237	$(1,437)	$2	$8,341
Prior Restructuring Programs
The remaining accrual for restructuring programs was $2.9 million and $5.1 million at June 30, 2014 and December 31, 2013, respectively. The remaining accrual relates primarily to exit activity costs for lease terminations expected to be paid over the remaining life of the leases.

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
Factors that could cause actual results to differ, perhaps materially, from those implied by forward-looking statements include, but are not limited to: (1) changes in the worldwide business environment in which the Company operates, including general economic conditions; (2) changes in currency exchange rates, interest rates, commodity and fuel costs and capital costs; (3) changes in the performance of equity and bond markets that could affect, among other things, the valuation of the assets in the Company's pension plans and the accounting for pension assets, liabilities and expenses; (4) changes in governmental laws and regulations, including environmental, occupational health and safety, tax and import tariff standards; (5) market and competitive changes, including pricing pressures, market demand and acceptance for new products, services and technologies; (6) unforeseen business disruptions in one or more of the many countries in which the Company operates due to political instability, civil disobedience, armed hostilities, public health issues or other calamities; (7) the seasonal nature of the Company's business; (8) the Company's ability to successfully enter into new contracts and complete new acquisitions or strategic ventures in the time-frame contemplated, or at all; (9) the integration of the Company's strategic acquisitions; (10) the amount and timing of repurchases of the Company's common stock, if any; (11) the prolonged recovery in global financial and credit markets and economic conditions generally, which could result in the Company's customers curtailing development projects, construction, production and capital expenditures, which, in turn, could reduce the demand for the Company's products and services and, accordingly, the Company's revenues, margins and profitability; (12) the outcome of any disputes with customers, contractors and subcontractors; (13) the financial condition of the Company's customers, including the ability of customers (especially those that may be highly leveraged and those with inadequate liquidity) to maintain their credit availability; (14) the Company's ability to successfully implement and receive the expected benefits of cost-reduction and restructuring initiatives, including the achievement of expected cost savings in the expected time frame; (15) the ability to successfully implement the Company's strategic initiatives and portfolio optimization and the impact of such initiatives, such as the Harsco Metals & Minerals Segment's Improvement Plan; (16) the ability of the strategic venture between the Company and Clayton, Dubilier & Rice ("CD&R") to effectively integrate the Company's Infrastructure business and the Brand Energy & Infrastructure Services business and realize the synergies contemplated by the transaction; (17) the Company's ability to realize cost savings from the divestiture of the Infrastructure business, as well as the transaction being accretive to earnings and improving operating margins and return on capital; (18) the amount ultimately realized from the Company's exit from the strategic venture between the Company and CD&R and the timing of such exit; (19) risk and uncertainty associated with intangible assets; and (20) other risk factors listed from time to time in the Company's SEC reports. A further discussion of these, along with other potential risk factors, can be found in Part I, Item 1A, "Risk Factors," of the Company's Annual Report on Form 10-K for the year ended December 31, 2013. The Company cautions that these factors may not be exhaustive and that many of these factors are beyond the Company's ability to control or predict. Accordingly, forward-looking statements should not be relied upon as a prediction of actual results. The Company undertakes no duty to update forward-looking statements except as may be required by law.

Executive Overview

In November 2013, the Company consummated the previously announced transaction to sell the Company's Harsco Infrastructure Segment into a strategic venture with CD&R as part of a transaction that combines the Harsco Infrastructure Segment with Brand Energy & Infrastructure Services, Inc., which CD&R simultaneously acquired (the "Infrastructure Transaction"). The Company has contributed substantially all of the Company's equity interest in, and the net assets of, the Harsco Infrastructure Segment to the strategic venture in exchange for $300 million, subject to working capital and other adjustments, and an approximate 29% equity interest in the resulting entity (the "Infrastructure strategic venture" or "Brand"). The Company recorded an additional loss on disposal of $3.2 million and $3.9 million during the second quarter and first six months of 2014, respectively. The Company does not anticipate any further adjustments to the loss on disposal of the Harsco Infrastructure Segment.

In May 2014, the Company began executing the first phase of the Harsco Metals & Minerals Segment's Improvement Plan ("Project Orion") after conducting an analysis of the business to identify opportunities to improve its core processes and to simplify its organizational structure. The goals of Project Orion are improving financial returns and providing higher and more consistent levels of value added services to customers by improving the bid and contract management process, improving underperforming contracts, and simplifying operational structures. The Company incurred an $8.5 million charge related to Project Orion during the second quarter of 2014. Through actions initiated through June 30, 2014, the Company anticipates compensation savings of approximately $6 million for the full year December 31, 2014, or approximately $15 million when annualized. Annual recurring benefits under phase one of Project Orion are expected to be approximately $25 million by the end of 2015, which include other operational savings. Please see Note 16, Restructuring Programs, in Part I, Item 1, Financial Statements for additional information.

In connection with Project Orion's focus on underperforming contracts, during the second quarter of 2014, the Company recorded pre-tax charges of $10.9 million primarily for site exit costs and non-cash long-lived asset impairment charges to reduce the carrying value of assets at certain sites to fair value based upon the expected future realizable cash flows, including anticipated selling prices, based on the Company's strategic decisions made during the quarter. The possibility exists that the Company may take similar strategic actions with respect to other underperforming assets at certain sites that may result in additional exit costs and non-cash asset impairment charges.

As the Company has previously disclosed, one of the Company's large steel mill customers in Europe has filed for protection under Italian receivership procedure (the "Marzano Law"). During the fourth quarter of 2013, the Company recorded a bad debt reserve of $2.6 million on receivables with this customer. During the second quarter of 2014, the customer terminated its contract with the Company under provisions of the Marzano Law. As a result, during the second quarter of 2014, the Company recorded an additional bad debt reserve of $3.9 million on the remaining pre-receivership receivables with this customer. The Company also recorded an additional charge of $7.7 million during the second quarter of 2014 primarily for non-cash long-lived asset impairments to reduce the carrying value of assets used at the customer's site to fair value based upon the expected future realizable cash flows, including anticipated selling prices.

	Three Months Ended
Revenues by Segment	June 30
(In millions)	2014	2013	Change	%
Harsco Metals & Minerals	$361.0	$336.1	$24.8	7.4%
Harsco Infrastructure (a)	—	251.2	(251.2)	(100.0)
Harsco Industrial	103.0	93.8	9.2	9.8
Harsco Rail	70.6	78.6	(8.1)	(10.3)
Total revenues	$534.6	$759.7	$(225.2)	(29.6)%

	Six Months Ended
Revenues by Segment	June 30
(In millions)	2014	2013	Change	%
Harsco Metals & Minerals	$714.0	$673.5	$40.6	6.0%
Harsco Infrastructure (a)	—	467.2	(467.2)	(100.0)
Harsco Industrial	205.1	184.2	20.9	11.3
Harsco Rail	128.1	150.2	(22.1)	(14.7)
Total revenues	$1,047.3	$1,475.1	$(427.9)	(29.0)%
(a) In November 2013, the Company consummated the Infrastructure Transaction, and accordingly, there is no revenue for the Harsco Infrastructure Segment for 2014. The results of the Harsco Infrastructure Segment from January 1, 2013 through the date of closing are reported in the Company's results of operations for 2013.

	Three Months Ended
Revenues by Region	June 30
(In millions)	2014	2013	Change	%
Western Europe	$155.0	$274.6	$(119.6)	(43.6)%
North America	241.1	292.1	(51.0)	(17.5)
Latin America (b)	61.0	81.7	(20.8)	(25.4)
Asia-Pacific	39.3	47.8	(8.5)	(17.8)
Middle East and Africa	19.4	43.3	(23.9)	(55.2)
Eastern Europe	18.8	20.2	(1.4)	(6.8)
Total revenues	$534.6	$759.7	$(225.2)	(29.6)%

	Six Months Ended
Revenues by Region	June 30
(In millions)	2014	2013	Change	%
Western Europe	$314.4	$537.2	$(222.8)	(41.5)%
North America	462.0	561.6	(99.7)	(17.7)
Latin America (b)	123.9	161.4	(37.5)	(23.2)
Asia-Pacific	73.7	91.3	(17.6)	(19.3)
Middle East and Africa	38.4	84.7	(46.3)	(54.7)
Eastern Europe	34.8	38.9	(4.0)	(10.4)
Total revenues	$1,047.3	$1,475.1	$(427.9)	(29.0)%

(b) Includes Mexico.
Revenues for the Company during the second quarter and first six months of 2014 were $534.6 million and $1.0 billion, respectively, compared with $759.7 million and $1.5 billion, respectively, in the second quarter and first six months of 2013. The change is primarily related to the Harsco Infrastructure Segment that was disposed of as part of the Infrastructure Transaction in the fourth quarter of 2013. Foreign currency translation increased revenues by $5.1 million and $1.2 million, respectively, for the second quarter and first six months of 2014 in comparison with the second quarter and first six months of 2013.

	Three Months Ended
Operating Income (Loss) by Segment (c)	June 30
(In millions)	2014	2013	Change	%
Harsco Metals & Minerals	$(9.2)	$27.1	$(36.3)	(134.1)%
Harsco Infrastructure (d)	—	2.3	(2.3)	(100.0)
Harsco Industrial	17.4	15.6	1.9	12.1
Harsco Rail	13.5	15.9	(2.4)	(15.1)
Corporate (e)	(15.5)	(10.0)	(5.5)	(55.1)
Total operating income	$6.2	$50.8	$(44.6)	(87.7)%

	Six Months Ended
Operating Income (Loss) by Segment (c)	June 30
(In millions)	2014	2013	Change	%
Harsco Metals & Minerals	$14.0	$50.3	$(36.3)	(72.2)%
Harsco Infrastructure (d)	—	(4.8)	4.8	100.0
Harsco Industrial	34.0	31.2	2.8	9.1
Harsco Rail	19.0	19.1	(0.1)	(0.4)
Corporate (e)	(28.4)	(19.2)	(9.3)	(48.4)
Total operating income	$38.6	$76.6	$(38.1)	(49.7)%

	Three Months Ended		Six Months Ended
	June 30		June 30
Operating Margin by Segment (c)	2014	2013	2014	2013
Harsco Metals & Minerals	(2.6)%	8.0%	2.0%	7.5%
Harsco Infrastructure (d)	—	0.9	—	(1.0)
Harsco Industrial	16.9	16.6	16.6	16.9
Harsco Rail	19.2	20.3	14.8	12.7
Consolidated operating margin	1.2%	6.7%	3.7%	5.2%
(c) The Company has reclassified segment operating results for the three and six months ended June 30, 2013 to conform to the revised manner in which the Company now allocates corporate expenses to operating segments as a result of changes in organizational structure resulting from the Infrastructure Transaction, which occurred in the fourth quarter of 2013. The changes do not impact the Company's previously reported consolidated revenues from continuing operations, operating income from continuing operations or income from continuing operations before income taxes and equity loss.
(d) In November 2013, the Company consummated the Infrastructure Transaction, and accordingly, there is no operating income (loss) for the Harsco Infrastructure Segment for 2014. The results of the Harsco Infrastructure Segment from January 1, 2013 through the date of closing are reported in the Company's results of operations for 2013.
(e) For the three and six months ended June 30, 2014, Corporate includes a $3.4 million and $5.6 million loss, respectively, on disposal of the Harsco Infrastructure Segment and transaction costs. Additionally, for the three and six months ended June 30, 2014, Corporate includes net periodic pension cost for defined benefit pension plans retained by the Company as part of the Infrastructure Transaction of $1.5 million and $2.9 million, respectively .

Operating income from continuing operations for the second quarter and the first six months of 2014 was $6.2 million and $38.6 million, respectively, compared with operating income from continuing operations of $50.8 million and $76.6 million, respectively, in the second quarter and first six months of 2013.  The change is primarily related to the restructuring charge for Project Orion, the additional bad debt reserve and non-cash long-lived asset impairment charge for the Company's European steel mill customer in receivership, and costs for site exits and non-cash long-lived asset impairment charges for the Harsco Metals & Minerals Segment.

This change in operating income from continuing operations, the non-cash change in fair value to the unit adjustment liability related to the Infrastructure Transaction, and the Company's equity in income (loss) of unconsolidated entities were the primary drivers of the diluted loss per share from continuing operations for the second quarter and first six months of 2014 of $(0.19) and $(0.04), respectively, compared with diluted earnings per share from continuing operations of $0.30 and $0.40, respectively, for the second quarter and first six months of 2013.

The Company continues to have sufficient available liquidity. The Company currently expects operational and business needs to be met by cash from operations supplemented with borrowings from time to time due to historical patterns of seasonal cash flow and for the funding of various projects. See Liquidity and Capital Resources below for further discussion on liquidity, capital resources, and cash flows.

Harsco Metals & Minerals Segment:

Significant Effects on Revenues	Three Months Ended	Six Months Ended
(In millions)	June 30, 2014	June 30, 2014
Revenues — 2013	$336.1	$673.5
Net effects of price/volume changes, primarily attributable to volume changes.	23.4	47.3
Impact of foreign currency translation.	4.6	0.7
Net impact of new contracts and lost contracts (including exited underperforming contracts).	(3.1)	(7.5)
Revenues — 2014	$361.0	$714.0

Factors Positively Affecting Operating Income:

•
Increased global steel production in the metals services business.  Overall, steel production by customers under services contracts increased 6% in both the second quarter and first six months of 2014 compared with the same periods in 2013.

•	Increased nickel prices of 28% and 5% in the second quarter and first six months of 2014, respectively, compared with the same periods in 2013.

•	Net impact of new contracts and lost contracts, including exited underperforming contracts.

Factors Negatively Impacting Operating Income:

•	Project Orion restructuring charge of $8.5 million, attributable to severance costs, recorded during the second quarter of 2014.

•
Charges of $10.9 million recorded during the second quarter of 2014, primarily attributable to site exit costs and non-cash long-lived asset impairment charges, associated with strategic actions from Project Orion's focus on underperforming contracts.

•
Increased bad debt reserve of $3.9 million and a charge of $7.6 million, primarily for non-cash long-lived asset impairment, as a result of contract termination, during the second quarter of 2014 for the Company's large steel mill customer in Europe in receivership.

•	Increased bad debt reserve of $3.6 million, net of value added tax, for one of the Company's steel mill customers in Europe as a result of missed progress payments.

•
Foreign currency translation in the first six months of 2014 decreased operating income for this Segment by $1.6 million compared with the same period in the prior year. Foreign currency translation did not significantly impact operating income for the second quarter of 2014 compared with the same period in the prior year.

Harsco Industrial Segment:

Significant Effects on Revenues	Three Months Ended	Six Months Ended
(In millions)	June 30, 2014	June 30, 2014
Revenues — 2013	$93.8	$184.2
Effect of Hammco acquisition.	7.2	18.1
Net effects of price/volume changes, primarily attributable to volume changes.	2.4	4.1
Impact of foreign currency translation.	(0.4)	(1.3)
Revenues — 2014	$103.0	$205.1

Factors Positively Affecting Operating Income:

•
Incremental effect of the acquisition of Hammco Corporation ("Hammco"), a U.S. manufacturer of high specification air-cooled heat exchangers for the natural gas and petrochemical processing markets, on January 2, 2014.

•	Higher gain from sale of assets of $1.4 million in the first six months of 2014 compared with the first six months of 2013.

•	Improved demand in North America for industrial boilers and air cooled heat exchangers.

Factors Negatively Impacting Operating Income:

•	Decreased demand in Asia-Pacific for air cooled heat exchangers.

 Harsco Rail Segment:

Significant Impacts on Revenues	Three Months Ended	Six Months Ended
(In millions)	June 30, 2014	June 30, 2014
Revenues — 2013	$78.6	$150.2
Net impacts of price/volume changes, primarily attributable to volume changes.	(8.9)	(23.9)
Impact of foreign currency translation.	0.9	1.8
Revenues — 2014	$70.6	$128.1

Factors Positively Affecting Operating Income:

•	Increased contract services and robust demand for after-market parts.

Factors Negatively Impacting Operating Income:

•	Decreased volume from machine sales primarily due to the completion of the large contract with the China Ministry of Railways (the "CRC").

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

•	The Company expects its operational effective income tax rate to approximate 31 percent to 33 percent for the full year 2014.

Harsco Metals & Minerals Segment:

•
The Company will focus on improving the Harsco Metals & Minerals Segment's returns through simplifying its business model, executing on operational efficiency opportunities, improving its contract outcomes through better contract portfolio management, and improving the contract mix through addressing underperforming contracts. In line with this focus, in May 2014, the Company began executing the first phase of Project Orion after conducting an analysis of the business to identify opportunities to improve its core processes and to simplify its organizational structure. The first phase of Project Orion will continue through the balance of 2014, with the second phase expected to begin in late 2014 or early 2015.

•
The Company will continue its focus on ensuring that forecasted profits for contracts meet certain established requirements and deliver returns above its cost of capital. Project Orion's focus is intended to enable the Company to address underperforming contracts more rapidly with targeted actions to improve the operational efficiencies of the business through central protocols to monitor activities, structures and systems that aid in decision making, and processes designed to identify the best strategic actions available to address underperforming contracts and its overall contract portfolio. In connection with this focus, the possibility exists that the Company may take strategic actions that result in exit costs and non-cash asset impairment charges that may have an adverse effect on the Company's results of operations and liquidity.

•	The Company will continue to focus on winning contracts in markets where steel production is increasing and where the customers value the Company's environmental solutions.

•	The Company does not expect a material increase in steel production or pricing in 2014.

•
During the second quarter of 2014, one of the Company’s steel mill customers in Europe missed normal progress payments.  The Company has approximately $14 million of receivables, excluding value added tax, with this customer. During the second quarter of 2014, the Company recorded a bad debt reserve of $3.6 million related to this receivable. The Company believes the remaining amounts are collectible; however, if there is an adverse change in the Company's view on collectibility, there could be a charge against income in future periods.

•
The Company will monitor certain businesses within the Harsco Metals & Minerals Segment that produce products that are subject to increasing attention from regulatory agencies.  The possibility exists that these regulatory agencies may issue new regulations or standards that may have a negative effect on the Company’s results.

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

Harsco Rail Segment:

•
Full year performance for this business is unfavorably impacted by the volume comparative of equipment deliveries from its large contract with the CRC, which were mostly completed during the first six months of 2013.  Consequently, revenues for this Segment are expected to be modestly lower in 2014 compared with 2013.  Notwithstanding the effects of the completion of its contract with the  CRC, this Segment anticipates modest organic growth in its after-market parts business and expected deliveries of existing equipment orders with improving operating income and margins.

•
The success in China has been leveraged to secure several new orders in other geographies. Recently, the Company secured a second contract award worth over $100 million through 2017 from the SBB, the federal railway system of Switzerland. The award comes as a follow-on option to the Company's previously awarded contract with the SBB worth more than $100 million. The Company's capabilities to compete and deliver on large projects provides increased opportunities to build out its pipeline further, and enables the Company to continue to pursue other large projects.

•
The longer-term outlook for this Segment continues to be favorable. The global demand for railway maintenance-of-way equipment, parts and services continues to be strong, giving positive indication of further opportunities.

Infrastructure Strategic Venture:

•
The Infrastructure strategic venture creates opportunities for additional value creation from the Company's equity interest in a stronger and larger business with a more diversified portfolio of services and offerings.

•
As part of the Infrastructure Transaction, the Company is required to make a quarterly payment to its partner in the Infrastructure strategic venture, either (at the Company's election) (i) in cash, with total payments to equal approximately $22 million per year on a pre-tax basis (approximately $15 million per year after-tax), or (ii) in kind through the transfer of approximately 2.5% of the Company's ownership interest in the Infrastructure strategic venture on an annual basis (the "unit adjustment liability"). The Company's obligation to make such quarterly payments will cease upon the earlier of (i) the Infrastructure strategic venture achieving $487.0 million in last twelve months' earnings before interest, taxes, depreciation and amortization ("EBITDA") for three quarters, which need not be consecutive, or (ii) eight years after the closing of the Infrastructure Transaction. The Company intends to make these quarterly payments in cash and will continue to evaluate the implications of making payments in cash or in kind based upon performance of the Infrastructure strategic venture.

•
The Purchase Agreement governing the Infrastructure Transaction provides for closing to be deferred with respect to the transfer of certain of our subsidiaries to Brand. Some of these transfers have not yet occurred. In the case of one such transfer, since the Company has not consummated the transfer of the relevant subsidiary to Brand before August 4, 2014, Brand may elect to unwind the sale of such subsidiary and, if Brand so elects, the Company will be required to reimburse to Brand the portion of the purchase price previously received by the Company for such entity. No such election has been made by Brand at this time, but its right to do so remains. Management does not believe the inability of the Company to satisfy the requirements of the Purchase Agreement with respect to the timing of the transfer of such entity will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

Results of Operations

	Three Months Ended		Six Months Ended
	June 30		June 30
(In millions, except per share amounts)	2014	2013	2014	2013
Revenues from continuing operations	$534.6	$759.7	$1,047.3	$1,475.1
Cost of services and products sold	417.5	577.2	826.9	1,141.4
Selling, general and administrative expenses	78.0	125.6	144.8	250.3
Research and development expenses	2.0	2.2	4.6	4.4
Loss on disposal of the Harsco Infrastructure Segment and transaction costs	3.4	—	5.6	—
Other expenses	27.5	3.9	26.9	2.4
Operating income from continuing operations	6.2	50.8	38.6	76.6
Interest income	0.4	0.8	0.7	1.2
Interest expense	(12.0)	(12.9)	(23.4)	(24.6)
Change in fair value to the unit adjustment liability	(2.5)	—	(5.0)	—
Income tax expense from continuing operations	(4.3)	(11.5)	(8.8)	(16.5)
Equity in income (loss) of unconsolidated entities, net	(3.0)	0.6	(4.2)	0.6
Income (loss) from continuing operations	(15.1)	27.9	(2.1)	37.4
Diluted earnings (loss) per common share from continuing operations attributable to Harsco Corporation common stockholders	(0.19)	0.30	(0.04)	0.40
Effective income tax rate for continuing operations	(54.7)%	29.6%	80.4%	30.9%

Comparative Analysis of Consolidated Results

Revenues
Revenues for the second quarter of 2014 decreased $225.2 million or 29.6% from the second quarter of 2013. Revenues for the first six months of 2014 decreased $427.9 million or 29.0% from the first six months of 2013.  Changes in revenues for the periods presented were attributable to the following significant items:

Change in Revenues — 2014 vs. 2013	Three Months Ended	Six Months Ended
(In millions)	June 30, 2014	June 30, 2014
Revenue decrease following the Infrastructure Transaction.	$(251.2)	$(467.2)
Net decreased revenues in the Harsco Rail Segment due principally to the completion of the large contract with CRC.	(8.9)	(24.0)
Net increased revenues in the Harsco Metals & Minerals Segment due to price/volume, primarily attributable to volume changes.	20.2	39.9
Net increased revenues in the Harsco Industrial Segment, primarily attributable to the effects of its business acquisition.	9.6	22.2
Impact of foreign currency translation.	5.1	1.2
Total change in revenues — 2014 vs. 2013	$(225.2)	$(427.9)

Cost of Services and Products Sold
Cost of services and products sold for the second quarter of 2014 decreased $159.7 million or 27.7% from the second quarter of 2013. Cost of services and products sold for the first six months of 2014 decreased $314.5 million or 27.6% from the first six months of 2013. Changes in cost of services and products sold for the periods presented were attributable to the following significant items:

Change in Cost of Services and Products Sold — 2014 vs. 2013	Three Months Ended	Six Months Ended
(In millions)	June 30, 2014	June 30, 2014
Lower costs following the Infrastructure Transaction.	$(182.5)	$(341.3)
Impact of foreign currency translation.	2.9	(0.3)
Increased costs due to changes in revenues (exclusive of the effects of the timing of the Infrastructure Transaction, foreign currency translation, and fluctuations in commodity costs included in selling prices).	15.4	26.9
Other	4.5	0.2
Total change in cost of services and products sold — 2014 vs. 2013	$(159.7)	$(314.5)

Selling, General and Administrative Expenses
Selling, general and administrative expenses for the second quarter of 2014 decreased $47.7 million or 37.9% from the second quarter of 2013. Selling, general and administrative expenses for the first six months of 2014 decreased $105.6 million or 42.2% from the first six months of 2013.  The decrease was primarily related to the lower costs following the Infrastructure Transaction.

Loss on Disposal of Harsco Infrastructure Segment and Transaction Costs
The Company recorded an additional loss of $3.2 million and $3.9 million during the second quarter and first six months of 2014, respectively. The Company does not anticipate any further adjustments to the loss on the disposal of the Harsco Infrastructure Segment. Additionally, the Company incurred $0.2 million and $1.7 million of transaction costs during the second quarter and first six months of 2014, respectively, in conjunction with the Infrastructure Transaction.

Please see Note 3, Acquisitions and Dispositions, in Part I, Item 1, Financial Statements for additional information on the Infrastructure Transaction.

Other Expenses
This Condensed Consolidated Statements of Operations caption includes restructuring program costs, net gains on the disposal of non-core assets, impaired asset write-downs, employee termination benefit costs and costs to exit activities. The most significant changes in Other expenses, during the second quarter and first six months of 2014, relate to restructuring program costs associated with Project Orion and non-cash impaired asset write-downs. Additional information on Other expenses is included in Note 14, Other Expenses, in Part I, Item 1, Financial Statements.

	Three Months Ended		Six Months Ended
	June 30		June 30
(In thousands)	2014	2013	2014	2013
Restructuring Program costs (see Note 16)	$8,539	$—	$8,539	$—
Net gains	(650)	(877)	(3,008)	(4,569)
Impaired asset write-downs	13,982	—	14,080	689
Other (a)	5,645	4,805	7,249	6,266
Other expenses	$27,516	$3,928	$26,860	$2,386
(a) Other includes employee termination benefit costs and costs to exit activities that are not directly related to the restructuring programs detailed in Note 16, Restructuring Programs, in Part I, Item 1, Financial Statements.

Interest Expense
Interest expense during the second quarter and first six months of 2014 decreased $0.9 million and $1.2 million, respectively, from the second quarter and first six months of 2013.  The decrease primarily reflects lower average borrowings offset by higher interest rates on short-term borrowings.

Change in Fair Value to the Unit Adjustment Liability
This caption represents the non-cash fair value adjustment to the Company's unit adjustment liability related to the Infrastructure Transaction.

As part of the Infrastructure Transaction, the Company is required to make a quarterly payment to its partner in the Infrastructure strategic venture. The resulting liability is reflected in the caption, Unit adjustment liability, on the Company's Condensed Consolidated Balance Sheets. The Company will recognize the change in fair value to the unit adjustment liability each period until the Company is no longer required to make these payments or chooses not to make these payments. The change in fair value to the unit adjustment liability is a non-cash expense. For the second quarter and first six months of 2014, the Company recognized expense of $2.5 million and $5.0 million, respectively, related to the change in fair value to the unit adjustment liability.

The Company's obligation to make such quarterly payments will cease upon the earlier of (i) Brand achieving $487.0 million in last twelve months' EBITDA for three quarters, which need not be consecutive, or (ii) eight years after the closing of the Infrastructure Transaction. In addition, upon the initial public offering of Brand, the Company's quarterly payment obligation will decrease by the portion of CD&R's ownership interest sold or eliminated completely once CD&R's ownership interest in Brand falls below 20%. In the event of a liquidation of Brand, CD&R is entitled to a liquidation preference of approximately $336 million, plus any quarterly payments that had been paid in kind.

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

Income Tax Expense
The effective income tax rate related to continuing operations for the three and six months ended June 30, 2014 was (54.7)% and 80.4%, respectively, compared with 29.6% and 30.9% for the three and six months ended June 30, 2013, respectively. The effective income tax rate related to continuing operations and income tax expense from continuing operations changed primarily due to the change in income (loss) from continuing operations and changes in losses generated in certain jurisdictions where no tax benefit can be recognized for both the three and six months ended June 30, 2014 compared with the three and six months ended June 30, 2013. The Company expects its operational effective income tax rate to approximate 31 percent to 33 percent for the full year 2014.

Income (Loss) from Continuing Operations
Loss from continuing operations was $15.1 million in the second quarter of 2014 compared with Income from continuing operations of $27.9 million in the second quarter of 2013. Loss from continuing operations was $2.1 million in the first six months of 2014 compared with the Income from continuing operations of $37.4 million in the first six months of 2013. The change is primarily related to the restructuring charge for Project Orion, the additional bad debt reserve and non-cash long-lived asset impairment charge for the Company's European steel mill customer in receivership, costs for site exits and non-cash long-lived asset impairment charges for the Harsco Metals & Minerals Segment, the non-cash change in fair value to the unit adjustment liability related to the Infrastructure Transaction, and the Company's equity in income (loss) of unconsolidated entities related to the Brand joint venture.

Liquidity and Capital Resources
Overview
The Company continues to have sufficient available liquidity.  The Company currently expects operational and business needs to be met with cash from operations supplemented with borrowings from time to time due to historical patterns of seasonal cash flow and for the funding of various projects.
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
During the first six months of 2014, the Company’s operations provided $74.4 million in operating cash flow, an increase from the $56.4 million provided in the first six months of 2013.  In the first six months of 2014, the Company invested $81.6 million in capital expenditures, mostly for the Harsco Metals & Minerals Segment, compared with $120.2 million invested in the first six months of 2013.  Additionally, the Company paid $33.1 million in common stock dividends in the first six months of both 2014 and 2013, respectively.
The Company’s net cash borrowings increased by $44.3 million in the first six months of 2014, primarily to fund capital expenditures, principally in the Harsco Metals & Minerals Segment and for the Hammco acquisition.
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
The Company also generated $6.1 million and $14.9 million in cash from asset sales in the first six months of 2014 and 2013, respectively. Asset sales have been a normal part of the Company's business model, primarily for the Harsco Metals & Minerals Segment.

Sources and Uses of Cash
The Company’s principal sources of liquidity are cash from operations and borrowings under the Company's credit agreement, augmented by cash proceeds from asset sales.  The primary drivers of the Company’s cash flow from operations are the Company’s revenues and income.  Cash returns on capital investments made in prior years, for which limited cash is currently required, are a significant source of cash from operations.  Depreciation expense related to these investments is a non-cash charge.
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
The following table illustrates available credit at June 30, 2014:

	June 30, 2014
(In millions)	Facility Limit	Outstanding Balance	Available Credit
Multi-year revolving credit agreement (a U.S.-based program)	$525.0	$88.5	$436.5

At June 30, 2014 and December 31, 2013, the Company had $88.5 million and $35.0 million, respectively, of borrowings outstanding under its credit agreement. At June 30, 2014 and December 31, 2013, all such balances were classified as long-term borrowings in the Condensed Consolidated Balance Sheets. Classification of such balances is based on the Company's ability and intent to repay such amounts over the subsequent twelve months, as well as the Company's current intent and ability to borrow for a period longer than a year. To the extent the Company expects to repay any amounts within the subsequent twelve months, the amounts are classified as short-term borrowings.

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

Working Capital Position
Changes in the Company’s working capital are reflected in the following table:

(Dollars in millions)	June 30 2014	December 31 2013	Increase (Decrease)
Current Assets
Cash and cash equivalents	$77.5	$93.6	$(16.1)
Trade accounts receivable, net	384.6	353.2	31.5
Other receivables	33.6	46.5	(12.9)
Inventories	176.3	155.7	20.7
Assets held-for-sale	—	114.0	(114.0)
Other current assets	88.6	75.8	12.7
Total current assets	760.6	838.8	(78.2)
Current Liabilities
Short-term borrowings and current maturities	28.9	27.7	1.2
Accounts payable	191.2	181.4	9.8
Accrued compensation	55.3	53.1	2.2
Income taxes payable	7.9	7.2	0.7
Advances on contracts	66.0	24.1	42.0
Liabilities of assets held-for-sale	—	109.2	(109.2)
Due to unconsolidated affiliate	14.2	25.0	(10.8)
Unit adjustment liability	22.3	22.3	—
Other current liabilities	169.4	156.8	12.6
Total current liabilities	555.2	606.8	(51.6)
Working Capital	$205.4	$232.0	$(26.6)
Current Ratio (a)	1.4	1.4

(a) Calculated as Total current assets divided by Total current liabilities.
The net $26.6 million decrease in working capital for the first six months of 2014 is due primarily to the following factors:

•	Working capital was negatively affected by an increase in Advances on contracts of $42.0 million due to increased customer advances in the Harsco Rail Segment;

•	Working capital was negatively affected by a decrease in Other receivables of $12.9 million due to the final working capital settlement related to the Infrastructure Transaction; and

•	Working capital was negatively affected by an increase in Other current liabilities of $12.6 million primarily due to the timing of payment of other accruals.

These working capital decreases were partially offset by the following:

•
Working capital was positively affected by an increase in Trade accounts receivable, net of $31.5 million due to the timing of invoicing and collections, primarily in the Harsco Metals & Minerals Segment;

•
Working capital was positively affected by an increase in Inventories of $20.7 million due primarily to the long lead times associated with orders in the Harsco Rail Segment and the Hammco acquisition in the Harsco Industrial Segment;

•	Working capital was positively affected by an increase in Other current assets of $12.7 million due to timing of disbursements related to prepaid expenses; and

The net impact of the settlement of Assets held-for-sale and Liabilities of assets held-for-sale related to the Infrastructure Transaction did not have a significant impact on the Company's working capital at June 30, 2014.

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

The types of products and services that the Company provides are not subject to rapid technological change, which increases the stability of related cash flows. Additionally, the Company believes each business in the balanced portfolio is a leader in the industries and major markets the Company serves. Due to these factors, the Company is confident in the Company's future ability to generate positive cash flows from operations.
Cash Flow Summary
The Company’s cash flows from operating, investing and financing activities, as reflected in the Condensed Consolidated Statements of Cash Flows, are summarized in the following table:

	Six Months Ended
	June 30
(In millions)	2014	2013
Net cash provided (used) by:
Operating activities	$74.4	$56.4
Investing activities	(98.9)	(107.7)
Financing activities	9.5	49.3
Impact of exchange rate changes on cash	(1.2)	(4.1)
Net change in cash and cash equivalents	$(16.1)	$(6.2)

Cash provided by operating activities — Net cash provided by operating activities in the first six months of 2014 was $74.4 million, an increase of $18.1 million from the first six months of 2013.  The increase is primarily attributable to increased customer advances, decreased incentive bonus payments, and timing of accounts receivable collections, partially offset by the net loss in the first half of 2014 compared with net income in the first half of 2013 and the timing of accounts payable disbursements.
Included in the Cash flows from operating activities section of the Condensed Consolidated Statement of Cash Flows is the caption Other, net. For the six months ended June 30, 2014, this caption consisted of principally the impact of non-cash impaired asset write-downs related to the Harsco Metals & Minerals Segment. For the six months ended June 30, 2013, there were no individually significant components of this caption.
Also included in the Cash flows from operating activities section of the Condensed Consolidated Statements of Cash Flows is the caption, Other assets and liabilities. For the six months ended June 30, 2014 and 2013, the decreases in this caption were $29.3 million and $20.0 million, respectively. A summary of the major components of this caption for the periods presented is as follows:

	Six Months Ended
	June 30
(In millions)	2014	2013
Net cash provided (used) by:
Change in net defined benefit pension liabilities	$(17.8)	$(12.8)
Change in prepaid expenses	(12.9)	(5.4)
Other	1.4	(1.8)
Total	$(29.3)	$(20.0)
Cash used by investing activities — Net cash used in investing activities in the first six months of 2014 was $98.9 million, a decrease of $8.8 million from the first six months of 2013.  The net decrease was primarily due to a lower level of capital expenditures, primarily in the Harsco Metals & Minerals Segment and the final working capital adjustment related to the Infrastructure Transaction. Partially offsetting these decreases were the acquisition of Hammco and payment of the unit adjustment liability.
Cash provided by financing activities — Net cash provided by financing activities in the first six months of 2014 was $9.5 million, a decrease of $39.7 million from the first six months of 2013.  The change was primarily due to a decrease in year-over-year net cash borrowings.
Debt Covenants
The Company's credit agreement contains covenants that provide for a maximum total consolidated debt to consolidated EBITDA ratio not to exceed 3.5 to 1.0, limit the proportion of subsidiary consolidated indebtedness to a maximum of 10% of consolidated tangible assets and require a minimum total consolidated EBITDA to consolidated interest charges ratio of 3.0 to 1.0. The Company’s 5.75% and 2.70% notes include covenants that require the Company to offer to repurchase the notes at 101% of par in the event of a change of control of the Company or disposition of substantially all of the Company’s assets in combination with a downgrade in the Company’s credit rating to non-investment grade.  At June 30, 2014, the Company was in compliance with these covenants as the total consolidated debt to consolidated EBITDA ratio was 2.7 to 1.0, the proportion of subsidiary consolidated indebtedness to consolidated tangible assets was 2.7% and total consolidated EBITDA to consolidated interest charges was 7.2 to 1.0. Based on balances at June 30, 2014, the Company could increase borrowings by $266.2 million and still be in compliance with these debt covenants.  Alternatively, keeping all other factors constant, the Company's EBITDA could decrease by $76.0 million and the Company would still be within these debt covenants. The Company expects to continue to be in compliance with these debt covenants for at least the next twelve months.

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

At June 30, 2014, the Company's consolidated cash and cash equivalents included approximately $74 million held by non-U.S. subsidiaries. At June 30, 2014, less than 10% of the Company's consolidated cash and cash equivalents had regulatory restrictions that would preclude the transfer of funds with and among subsidiaries. The cash and cash equivalents held by non-U.S. subsidiaries also included approximately $25 million held in consolidated strategic ventures. The strategic venture agreements may require strategic venture partner approval to transfer funds with and among subsidiaries. While the Company's remaining non-U.S. cash and cash equivalents can be transferred with and among subsidiaries, the majority of these non-U.S. cash balances will be used to support the ongoing working capital needs and continued growth of the Company's non-U.S. operations.
The Company currently expects to continue paying dividends to stockholders.  In July 2014, the Company declared its 258th consecutive quarterly cash dividend, payable in November 2014.
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

ITEM 4.        CONTROLS AND PROCEDURES

Based on the evaluation required by Securities Exchange Act Rules 13a-15(b) and 15d-15(b), the Company’s management, including the Company's Principal Executive Officer and Principal Financial Officer, conducted an evaluation of the effectiveness of disclosure controls and procedures, as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e), at June 30, 2014.  Based on that evaluation, the Company's Principal Executive Officer and Principal Financial Officer concluded that the disclosure controls and procedures were effective at June 30, 2014.  There have been no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting during the second quarter of 2014.

PART II — OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS
Information on legal proceedings is included in Note 10, Commitments and Contingencies, in Part I, Item 1, Financial Statements.
ITEM 1A.     RISK FACTORS
The Company's risk factors as of June 30, 2014 have not changed materially from those described in Part 1, Item 1A, “Risk Factors,” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

HARSCO CORPORATION
(Registrant)

DATE	August 7, 2014	/s/ CHRISTOPHER J. STUMP
Christopher J. Stump
Corporate Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
10.1	Specimen Form of Performance Share Units Agreement.
10.2	Specimen Form of Restricted Stock Units Agreement.
10.3	Specimen Form of Stock Appreciation Rights Agreement.
10.4	Notification Letter to F.N. Grasberger dated April 8, 2014.
10.5	Notification Letter to C. Stump dated April 29, 2014.
31	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Principal Executive Officer and Principal Financial Officer).
32	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Principal Executive Officer and Principal Financial Officer).
101
The following financial statements from Harsco Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, filed with the Securities and Exchange Commission on August 7, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss); (iv) the Condensed Consolidated Statements of Cash Flows; (v) the Condensed Consolidated Statements of Equity; and (vi) the Notes to Condensed Consolidated Financial Statements.