Form 10-Q
period 2014-09-30
HARSCO CORP
filed 2014-11-06
CIK 45876

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2014
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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐  NO ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2014
Common stock, par value $1.25 per share	80,809,528

HARSCO CORPORATION
FORM 10-Q

PART I — FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS
HARSCO CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands)	September 30 2014	December 31 2013
ASSETS
Current assets:
Cash and cash equivalents	$72,603	$93,605
Trade accounts receivable, net	378,273	353,181
Other receivables	31,041	46,470
Inventories	182,833	155,689
Assets held-for-sale	3,525	113,968
Other current assets	88,158	75,842
Total current assets	756,433	838,755
Investments	302,424	298,856
Property, plant and equipment, net	684,097	711,346
Goodwill	426,647	431,265
Intangible assets, net	62,268	53,261
Other assets	130,491	108,265
Total assets	$2,362,360	$2,441,748
LIABILITIES
Current liabilities:
Short-term borrowings	$11,627	$7,489
Current maturities of long-term debt	20,593	20,257
Accounts payable	171,608	181,410
Accrued compensation	59,745	53,113
Income taxes payable	3,064	7,199
Dividends payable	16,566	16,536
Insurance liabilities	13,424	10,523
Advances on contracts	124,872	24,053
Liabilities of assets held-for-sale	—	109,176
Due to unconsolidated affiliate	12,079	24,954
Unit adjustment liability	22,320	22,320
Other current liabilities	152,419	129,739
Total current liabilities	608,317	606,769
Long-term debt	785,412	783,158
Deferred income taxes	6,104	8,217
Insurance liabilities	37,402	41,879
Retirement plan liabilities	198,921	241,049
Due to unconsolidated affiliate	27,528	27,292
Unit adjustment liability	74,700	84,023
Other liabilities	40,451	42,526
Total liabilities	1,778,835	1,834,913
COMMITMENTS AND CONTINGENCIES
HARSCO CORPORATION STOCKHOLDERS’ EQUITY
Preferred stock	—	—
Common stock	140,443	140,248
Additional paid-in capital	164,973	159,025
Accumulated other comprehensive loss	(370,607)	(370,615)
Retained earnings	1,352,357	1,381,321
Treasury stock	(746,949)	(746,237)
Total Harsco Corporation stockholders’ equity	540,217	563,742
Noncontrolling interests	43,308	43,093
Total equity	583,525	606,835
Total liabilities and equity	$2,362,360	$2,441,748
See accompanying notes to unaudited condensed consolidated financial statements.

HARSCO CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended			Nine Months Ended
	September 30			September 30
(In thousands, except per share amounts)	2014		2013	2014		2013
Revenues from continuing operations:
Service revenues	$341,831		$571,595	$1,054,040		$1,707,658
Product revenues	184,546		168,450	519,613		507,518
Total revenues	526,377		740,045	1,573,653		2,215,176
Costs and expenses from continuing operations:
Cost of services sold	285,098		450,048	875,898		1,353,749
Cost of products sold	125,831		117,844	361,954		355,555
Selling, general and administrative expenses	68,289		124,004	213,052		374,325
Research and development expenses	854		3,077	5,456		7,457
Loss on disposal of the Harsco Infrastructure Segment and transaction costs	54		253,677	5,607		253,677
Other (income) expenses	513		(228)	27,373		2,158
Total costs and expenses	480,639		948,422	1,489,340		2,346,921
Operating income (loss) from continuing operations	45,738		(208,377)	84,313		(131,745)
Interest income	555		388	1,262		1,624
Interest expense	(11,949)		(12,815)	(35,328)		(37,413)
Change in fair value to the unit adjustment liability	(2,398)		—	(7,417)		—
Income (loss) from continuing operations before income taxes and equity income	31,946		(220,804)	42,830		(167,534)
Income tax expense	(11,671)		(10,795)	(20,424)		(27,268)
Equity in income of unconsolidated entities, net	5,295		434	1,057		1,015
Income (loss) from continuing operations	25,570		(231,165)	23,463		(193,787)
Discontinued operations:
Income (loss) on disposal of discontinued business	(640)		(640)	452		(2,145)
Income tax (expense) benefit related to discontinued business	237		239	(168)		814
Income (loss) from discontinued operations	(403)		(401)	284		(1,331)
Net income (loss)	25,167		(231,566)	23,747		(195,118)
Less: Net income attributable to noncontrolling interests	(1,532)		(2,090)	(2,948)		(7,495)
Net income (loss) attributable to Harsco Corporation	$23,635		$(233,656)	$20,799		$(202,613)
Amounts attributable to Harsco Corporation common stockholders:
Income (loss) from continuing operations, net of tax	$24,038		$(233,255)	$20,515		$(201,282)
Income (loss) from discontinued operations, net of tax	(403)		(401)	284		(1,331)
Net income (loss) attributable to Harsco Corporation common stockholders	$23,635		$(233,656)	$20,799		$(202,613)

Weighted-average shares of common stock outstanding	80,918		80,775	80,873		80,747
Basic earnings (loss) per common share attributable to Harsco Corporation common stockholders:
Continuing operations	$0.30		$(2.89)	$0.25		$(2.49)
Discontinued operations	—		—	—		(0.02)
Basic earnings (loss) per share attributable to Harsco Corporation common stockholders	$0.29	(a)	$(2.89)	$0.26	(a)	$(2.51)

Diluted weighted-average shares of common stock outstanding	81,099		80,775	81,093		80,747
Diluted earnings (loss) per common share attributable to Harsco Corporation common stockholders:
Continuing operations	$0.30		$(2.89)	$0.25		$(2.49)
Discontinued operations	—		—	—		(0.02)
Diluted earnings (loss) per share attributable to Harsco Corporation common stockholders	$0.29	(a)	$(2.89)	$0.26	(a)	$(2.51)

Cash dividends declared per common share	$0.205		$0.205	$0.615		$0.615
(a) Does not total due to rounding.

See accompanying notes to unaudited condensed consolidated financial statements.

HARSCO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

	Three Months Ended
	September 30
(In thousands)	2014	2013
Net income (loss)	$25,167	$(231,566)
Other comprehensive income (loss):
Foreign currency translation adjustments, net of deferred income taxes of $5,322 and $(8,649) in 2014 and 2013, respectively	(18,590)	12,678
Net loss on cash flow hedging instruments, net of deferred income taxes of $(458) and $146 in 2014 and 2013, respectively	(1,244)	(2,696)
Pension liability adjustments, net of deferred income taxes of $(2,057) and $2,109 in 2014 and 2013, respectively	18,211	(13,636)
Unrealized gain on marketable securities, net of deferred income taxes of $(1) and $(8) in 2014 and 2013, respectively	2	13
Total other comprehensive loss	(1,621)	(3,641)
Total comprehensive income (loss)	23,546	(235,207)
Less: Comprehensive income attributable to noncontrolling interests	(877)	(2,968)
Comprehensive income (loss) attributable to Harsco Corporation	$22,669	$(238,175)

	Nine Months Ended
	September 30
(In thousands)	2014	2013
Net income (loss)	$23,747	$(195,118)
Other comprehensive income (loss):
Foreign currency translation adjustments, net of deferred income taxes of $4,862 and $(1,094) in 2014 and 2013, respectively	(16,843)	(33,877)
Net loss on cash flow hedging instruments, net of deferred income taxes of $210 and $915 in 2014 and 2013, respectively	(3,111)	(2,160)
Pension liability adjustments, net of deferred income taxes of $(2,130) and $(2,439) in 2014 and 2013, respectively	18,887	17,587
Unrealized gain on marketable securities, net of deferred income taxes of $(3) and $(13) in 2014 and 2013, respectively	6	21
Total other comprehensive loss	(1,061)	(18,429)
Total comprehensive income (loss)	22,686	(213,547)
Less: Comprehensive income attributable to noncontrolling interests	(1,879)	(7,563)
Comprehensive income (loss) attributable to Harsco Corporation	$20,807	$(221,110)

See accompanying notes to unaudited condensed consolidated financial statements.

HARSCO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
	September 30
(In thousands)	2014	2013
Cash flows from operating activities:
Net income (loss)	$23,747	$(195,118)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	124,855	178,136
Amortization	8,937	12,967
Change in fair value to the unit adjustment liability	7,417	—
Deferred income tax expense	2,339	3,465
Equity in income of unconsolidated entities, net	(1,057)	(1,015)
Loss on disposal of Harsco Infrastructure Segment	3,865	241,323
Other, net	16,677	(1,449)
Changes in assets and liabilities:
Accounts receivable	(37,798)	(21,194)
Inventories	(22,409)	(10,671)
Accounts payable	(17,735)	28,882
Accrued interest payable	8,741	6,333
Accrued compensation	9,415	(5,036)
Advances on contracts	96,041	(17,536)
Harsco Infrastructure Segment 2010 Restructuring Program accrual	—	(870)
Harsco 2011/2012 Restructuring Program accrual	(2,455)	(14,496)
Other assets and liabilities	(36,171)	(39,634)
Net cash provided by operating activities	184,409	164,087

Cash flows from investing activities:
Purchases of property, plant and equipment	(134,289)	(181,706)
Proceeds from the Infrastructure Transaction	15,699	—
Proceeds from sales of assets	11,153	16,947
Purchases of businesses, net of cash acquired	(26,244)	(2,841)
Payment of unit adjustment liability	(16,740)	—
Other investing activities, net	473	(4,985)
Net cash used by investing activities	(149,948)	(172,585)

Cash flows from financing activities:
Short-term borrowings, net	3,971	239
Current maturities and long-term debt:
Additions	117,470	284,861
Reductions	(120,544)	(203,677)
Cash dividends paid on common stock	(49,734)	(49,652)
Dividends paid to noncontrolling interests	(2,186)	(2,880)
Contributions from noncontrolling interests	—	4,622
Purchase of noncontrolling interests	—	(166)
Common stock issued - options	—	371
Other financing activities, net	—	(405)
Net cash provided (used) by financing activities	(51,023)	33,313

Effect of exchange rate changes on cash	(4,440)	(4,253)
Net increase (decrease) in cash and cash equivalents	(21,002)	20,562
Cash and cash equivalents at beginning of period	93,605	95,250
Cash and cash equivalents at end of period	$72,603	$115,812

See accompanying notes to unaudited condensed consolidated financial statements.

HARSCO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (Unaudited)

	Harsco Corporation Stockholders’ Equity
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests
(In thousands, except share and per share amounts)	Issued	Treasury					Total
Balances, January 1, 2013	$140,080	$(745,205)	$152,645	$1,675,490	$(411,168)	$49,782	$861,624
Net income (loss)				(202,613)		7,495	(195,118)
Cash dividends declared:
Common @ $0.615 per share				(49,668)			(49,668)
Noncontrolling interests						(2,880)	(2,880)
Total other comprehensive income (loss), net of deferred income taxes of $(2,631)					(18,497)	68	(18,429)
Contributions from noncontrolling interests						4,622	4,622
Purchase of subsidiary shares from noncontrolling interest			(292)			107	(185)
Stock options exercised, net 20,000 shares	25		375				400
Vesting of restricted stock units and other stock grants, net 62,039 shares	119	(841)	2,057				1,335
Amortization of unearned portion of stock-based compensation, net of forfeitures			3,632				3,632
Balances, September 30, 2013	$140,224	$(746,046)	$158,417	$1,423,209	$(429,665)	$59,194	$605,333

	Harsco Corporation Stockholders’ Equity
(In thousands, except share and per share amounts)	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests
	Issued	Treasury					Total
Balances, January 1, 2014	$140,248	$(746,237)	$159,025	$1,381,321	$(370,615)	$43,093	$606,835
Net income				20,799		2,948	23,747
Cash dividends declared:
Common @ $0.615 per share				(49,763)			(49,763)
Noncontrolling interests						(2,319)	(2,319)
Total other comprehensive income (loss), net of deferred income taxes of $2,939					8	(1,069)	(1,061)
Contributions from noncontrolling interests						1,560	1,560
Noncontrolling interests transferred in the Infrastructure Transaction						(905)	(905)
Vesting of restricted stock units and other stock grants, net 130,603 shares	195	(712)	2,067				1,550
Amortization of unearned portion of stock-based compensation, net of forfeitures			3,881				3,881
Balances, September 30, 2014	$140,443	$(746,949)	$164,973	$1,352,357	$(370,607)	$43,308	$583,525

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
Operating results and cash flows for the three and nine months ended September 30, 2014 are not indicative of the results that may be expected for the year ending December 31, 2014.
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
In August 2014, the FASB issued changes related to management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The changes become effective for the Company on January 1, 2017. Management has determined that these changes will not have a material impact on the Company's consolidated financial statements.

3.    Acquisitions and Dispositions

Acquisitions
In January 2014, the Company acquired Hammco Corporation ("Hammco"), a U.S. manufacturer of high specification air-cooled heat exchangers for the natural gas and petrochemical processing markets. Hammco has been included in the results of the Harsco Industrial Segment. Inclusion of pro forma financial information for this transaction is not necessary due to the immaterial size of the acquisition. The purchase price allocation for this acquisition is now final.

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

As a result of the Infrastructure Transaction, the Company recorded an estimated loss on disposal of the Harsco Infrastructure Segment of $271.3 million during 2013 and recorded an additional loss of $3.9 million during the nine months ended September 30, 2014. The Company does not anticipate any further adjustments to the loss on disposal of the Harsco Infrastructure Segment. See Note 1, Summary of Significant Accounting Policies, and Note 3, Acquisitions and Dispositions, to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2013 for additional information on the Company's policy on impairment of long-lived assets (other than goodwill) and the loss on disposal of the Harsco Infrastructure Segment.

Additionally, the Company incurred $0.1 million and $1.7 million of transaction costs during the three and nine months ended September 30, 2014, respectively, in conjunction with the Infrastructure Transaction.

4.    Accounts Receivable and Inventories
Accounts receivable consist of the following:

(In thousands)	September 30 2014	December 31 2013
Trade accounts receivable	$391,356	$359,819
Less: Allowance for doubtful accounts	(13,083)	(6,638)
Trade accounts receivable, net	$378,273	$353,181

Other receivables (a)	$31,041	$46,470
(a) Other receivables include insurance claim receivables, employee receivables, tax claim receivables, receivables from affiliates and other miscellaneous receivables not included in Trade accounts receivable, net.
The provision for doubtful accounts related to trade accounts receivable was as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(In thousands)	2014	2013	2014	2013
Provision for doubtful accounts related to trade accounts receivable	$(170)	$1,059	$7,176	$5,897
The increase in the Allowance for doubtful accounts since December 31, 2013 and the Provision for doubtful accounts related to trade accounts receivable for the nine months ended September 30, 2014 relate to two European customers in the Harsco Metals & Minerals Segment.

Inventories consist of the following:

(In thousands)	September 30 2014	December 31 2013
Finished goods	$32,455	$23,112
Work-in-process	31,299	25,623
Raw materials and purchased parts	83,957	72,118
Stores and supplies	35,122	34,836
Inventories	$182,833	$155,689

5. Equity Method Investments

As a result of the Infrastructure Transaction, the Company possessed an approximate 29% equity interest in Brand at September 30, 2014. See Note 3, Acquisitions and Dispositions, for additional information related to the Infrastructure Transaction.

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

The book value of the Company's investment in Brand at September 30, 2014 was $299.6 million. The Company records the Company's proportionate share of Brand's net income or loss one quarter in arrears. Brand's results of operations for the three- month period ended June 30, 2014 and the period from November 27, 2013 through June 30, 2014 are summarized as follows:

(In thousands)	Three Months Ended June 30 2014	Period From November 27 2013 Through June 30 2014 (a)
Summarized Statement of Operations Information of Brand:
Net revenues	$827,735	$1,805,592
Gross profit	187,272	387,966
Net income attributable to Brand Energy & Infrastructure Services, Inc. and Subsidiaries	18,866	4,259

Harsco's equity in income of Brand	5,260	1,021
(a) The Company's equity method investment in Brand began on November 26, 2013; accordingly, there is only approximately seven months of related equity income. The results of the Harsco Infrastructure Segment from January 1, 2013 through the date of closing are reported in the Company's results of operations for 2013.

As part of the Infrastructure Transaction, the Company is required to make a quarterly payment to the Company's partner in the Infrastructure strategic venture, either (at the Company's election) (i) in cash, with total payments to equal approximately $22 million per year on a pre-tax basis (approximately $15 million per year after-tax), or (ii) in kind through the transfer of approximately 2.5% of the Company's ownership interest in the Infrastructure strategic venture on an annual basis (the "unit adjustment liability"). The resulting liability is reflected in the caption, Unit adjustment liability, on the Company's Condensed Consolidated Balance Sheets. The Company will recognize the change in fair value to the unit adjustment liability each period until the Company is no longer required to make these payments or chooses not to make these payments. The change in fair value to the unit adjustment liability is a non-cash expense. For the three and nine months ended September 30, 2014, the Company recognized $2.4 million and $7.4 million, respectively, of change in fair value to the unit adjustment liability.

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

The Condensed Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013 include balances related to the unit adjustment liability of $97.0 million and $106.3 million, respectively, in the current and non-current captions, Unit adjustment liability.

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

Balances related to transactions between the Company and Brand are as follows:

(In thousands)	September 30 2014	December 31 2013
Balances due from Brand	$8,889	$85,908
Balances due to Brand	39,607	149,325

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

No instances of impairment were noted on the Company's equity method investments as of September 30, 2014.

6.     Property, Plant and Equipment
Property, plant and equipment consists of the following:

(In thousands)	September 30 2014	December 31 2013
Land	$16,274	$16,652
Land improvements	16,139	13,615
Buildings and improvements	209,712	192,346
Machinery and equipment	1,918,643	1,969,493
Uncompleted construction	81,290	86,508
Gross property, plant and equipment	2,242,058	2,278,614
Less: Accumulated depreciation	(1,557,961)	(1,567,268)
Property, plant and equipment, net	$684,097	$711,346

7.     Goodwill and Other Intangible Assets
The following table reflects the changes in carrying amounts of goodwill by segment for the nine months ended September 30, 2014:

(In thousands)	Harsco Metals & Minerals Segment	Harsco Industrial Segment	Harsco Rail Segment	Consolidated Totals
Balance at December 31, 2013	$421,955	$—	$9,310	$431,265
Changes to goodwill (a)	—	6,751	—	6,751
Foreign currency translation	(11,369)	—	—	(11,369)
Balance at September 30, 2014	$410,586	$6,751	$9,310	$426,647
(a) Changes to goodwill relate to the initial acquisition of Hammco and related purchase price adjustments in accordance with U.S. GAAP occurring during the measurement period. See Note 3, Acquisitions and Dispositions.
The Company tests for goodwill impairment annually or more frequently if indicators of impairment exist or if a decision is made to dispose of a business.  The Company performs its annual goodwill impairment test as of October 1 and monitors for triggering events on an ongoing basis.  The Company determined that, as of September 30, 2014, no interim goodwill impairment testing was necessary.  There can be no assurance that the Company’s annual goodwill impairment testing will not result in a charge to earnings.  Any impairment could result in the write-down of the carrying value of goodwill to its implied fair value.
Intangible assets consist of the following:

	September 30, 2014		December 31, 2013
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer related	$161,109	$113,147	$150,307	$110,889
Non-compete agreements	1,114	1,038	1,126	1,024
Patents	6,169	5,412	6,211	5,273
Technology related	26,811	20,749	27,185	18,931
Trade names	7,751	3,544	4,113	2,969
Other	7,567	4,363	7,753	4,348
Total	$210,521	$148,253	$196,695	$143,434

Amortization expense for intangible assets was as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(In thousands)	2014	2013	2014	2013
Amortization expense for intangible assets	$2,398	$3,629	$7,544	$11,481

The estimated amortization expense for the next five fiscal years based on current intangible assets is as follows:

(In thousands)	2014	2015	2016	2017	2018
Estimated amortization expense (b)	$10,000	$8,750	$8,250	$5,250	$5,000
(b) These estimated amortization expense amounts do not reflect the potential effect of future foreign currency exchange fluctuations.

8.  Employee Benefit Plans

	Three Months Ended
	September 30
Defined Benefit Pension Plans Net Periodic Pension Cost	U. S. Plans		International Plans
(In thousands)	2014	2013	2014	2013
Service cost	$558	$641	$394	$822
Interest cost	3,217	2,942	11,024	10,512
Expected return on plan assets	(4,196)	(3,911)	(12,743)	(11,540)
Recognized prior service costs	22	36	46	87
Recognized loss	838	1,263	3,596	4,065
Defined benefit pension plans net periodic pension cost	$439	$971	$2,317	$3,946

	Nine Months Ended
	September 30
Defined Benefit Pension Plans Net Periodic Pension Cost	U. S. Plans		International Plans
(In thousands)	2014	2013	2014	2013
Service cost	$1,675	$1,924	$1,213	$2,630
Interest cost	9,651	8,825	32,948	32,058
Expected return on plan assets	(12,590)	(11,732)	(38,039)	(35,159)
Recognized prior service costs	68	108	138	271
Recognized loss	2,514	3,789	10,732	12,364
Amortization of transition liability	—	—	56	—
Settlement/curtailment gains	—	—	—	(289)
Defined benefit pension plans net periodic pension cost	$1,318	$2,914	$7,048	$11,875

	Three Months Ended		Nine Months Ended
Company Contributions	September 30		September 30
(In thousands)	2014	2013	2014	2013
Defined benefit pension plans:
United States	$5,909	$919	$7,057	$1,967
International	4,226	4,484	25,963	25,440
Multiemployer pension plans	667	3,527	2,334	12,042
Defined contribution pension plans	3,322	3,471	10,321	12,292
The Company currently anticipates contributing approximately $0.5 million and $4 million to the U.S. and international defined benefit pension plans, respectively, during the remainder of 2014.

9.     Income Taxes

The effective income tax rate related to continuing operations for the three and nine months ended September 30, 2014 was 36.5% and 47.7%, respectively, compared with (4.9)% and (16.3)% for the three and nine months ended September 30, 2013, respectively. The effective income tax rate for both the three and nine months ended September 30, 2014 compared with the three and nine months ended September 30, 2013 changed primarily due to the jurisdictional mix of the loss on disposal of the Harsco Infrastructure Segment and transaction costs during 2013.

An income tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, based on technical merits, including resolutions of any related appeals or litigation processes. The unrecognized income tax benefit at September 30, 2014 was $16.4 million, including interest and penalties.  Within the next twelve months, it is reasonably possible that up to $0.4 million of unrecognized income tax benefits will be recognized upon settlement of tax examinations and the expiration of various statutes of limitations.

10.   Commitments and Contingencies

Environmental
The Company is involved in a number of environmental remediation investigations and cleanups and, along with other companies, has been identified as a “potentially responsible party” for certain waste disposal sites.  While each of these matters is subject to various uncertainties, it is probable that the Company will agree to make payments toward funding certain of these activities and it is possible that some of these matters will be decided unfavorably to the Company.  The Company has evaluated its potential liability, and its financial exposure is dependent upon such factors as the continuing evolution of environmental laws and regulatory requirements, the availability and application of technology, the allocation of cost among potentially responsible parties, the years of remedial activity required and the remediation methods selected.  The Condensed Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013 include accruals in Other current liabilities of $1.2 million, for each period, for environmental matters.  The amounts charged against Income (loss) from continuing operations before income taxes and equity income related to environmental matters totaled $0.4 million and $1.7 million for the three and nine months ended September 30, 2014, respectively. The amounts charged against pre-tax income related to environmental matters totaled $0.6 million and $1.2 million for the three and nine months ended September 30, 2013, respectively.

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
In October 2009, the Company received notification of the SPRA’s final administrative decision regarding the levying of ICMS in the State of São Paulo in relation to services provided to a customer in the State between January 2004 and May 2005.  As of September 30, 2014, the principal amount of the tax assessment from the SPRA with regard to this case was approximately $2 million, with penalty, interest and fees assessed to date increasing such amount by an additional $27 million.  Any change in the aggregate amount since the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 reflects an increase in assessed interest and statutorily mandated legal fees for the period and includes the effect of foreign currency translation.
Another ICMS tax case involving the SPRA refers to the tax period from January 2002 to December 2003. This case is still pending at the administrative phase, where the aggregate amount assessed by the tax authorities in August 2005 was $10.3 million (the amounts with regard to this claim are valued as of the date of the assessment since it has not yet reached the collection phase), composed of a principal amount of $2.4 million, with penalty and interest assessed through that date increasing such amount by an additional $7.9 million.  All such amounts include the effect of foreign currency translation.
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

Brazilian Labor Disputes
The Company is subject to numerous labor claims in Brazil through its Harsco Metals & Minerals Segment. The Company is vigorously defending itself against these claims; however, litigation is inherently unpredictable, particularly in foreign jurisdictions. While the Company does not currently expect that the ultimate resolution of these claims will have a material adverse effect on the Company’s financial condition, results of operations or cash flows, it is not possible to predict the ultimate outcome of these labor-related disputes.

The Company is conducting a heightened review of these labor claims, including the established reserves relating to the claims, which could result in the Company increasing its reserves or taking other actions as it continues to evaluate its potential liability with regard to these claims.

Customer Disputes
The Company, through its Harsco Metals & Minerals Segment, provides services to ArcelorMittal and/or various of its subsidiaries and affiliates (collectively, "ArcelorMittal") through long-term service contracts on a number of sites worldwide. Currently, ArcelorMittal and the Company are involved in several commercial disputes, some of which may result in legal or other action.  Both the Company and ArcelorMittal are working to resolve these matters.  Additionally, a supplier at one of ArcelorMittal’s sites has filed for arbitration against the Company, claiming that it is owed monetary damages from the Company in connection with its processing certain materials. The Company disputes that it is responsible for such processing and intends to vigorously defend itself against this claim, although the Company is working to amicably resolve this matter.   No loss provision has been recorded in the accompanying financial statements in connection with the arbitration because a loss contingency is not deemed probable, nor can the Company estimate the amount of such loss. However, based on the information currently available to the Company, the Company does not expect that the ultimate resolution of this arbitration will have a material adverse effect on the Company’s financial condition, results of operations or cash flows. Furthermore, the Company, through its Harsco Metals & Minerals Segment, may become involved in commercial disputes with other customers. Although results of operations and cash flows for a given period could be adversely affected by a negative outcome in these or other lawsuits, claims and proceedings, management believes that the ultimate outcome of these matters will not have a material adverse effect on the Company's financial condition, results of operations or cash flows.

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
As of September 30, 2014, there are 17,366 pending asbestos personal injury claims filed against the Company.  Of these cases, 17,017 are pending in the New York Supreme Court for New York County in New York State.  The other claims, totaling 349, are filed in various counties in a number of state courts, and in certain Federal District Courts (including New York), and those complaints generally assert lesser amounts of damages than the New York State court cases or do not state any amount claimed.
As of September 30, 2014, the Company has obtained dismissal by stipulation, or summary judgment prior to trial, in 27,487 cases.
In view of the persistence of asbestos litigation nationwide, the Company expects to continue to receive additional claims.  However, there have been developments during the past several years, both by certain state legislatures and by certain state courts, which could favorably affect the Company’s ability to defend these asbestos claims in those jurisdictions.  These developments include procedural changes, docketing changes, proof of damage requirements and other changes that require plaintiffs to follow specific procedures in bringing their claims and to show proof of damages before they can proceed with their claim.  An example is the action taken by the New York Supreme Court (a trial court), which is responsible for managing all asbestos cases pending within New York County in the State of New York.  This Court issued an order in December 2002 that created a Deferred or Inactive Docket for all pending and future asbestos claims filed by plaintiffs who cannot demonstrate that they have a malignant condition or discernible physical impairment, and an Active or In Extremis Docket for plaintiffs who are able to show such medical condition.  As a result of this order, the majority of the asbestos cases filed against the Company in New York County have been moved to the Inactive Docket until such time as the plaintiffs can show that they have incurred a physical impairment.  As of September 30, 2014, the Company has been listed as a defendant in 167 Active or In Extremis asbestos cases in New York County.  The Court’s Order has been challenged by some plaintiffs.
The Company’s insurance carrier has paid substaintally all legal and settlement costs and expenses to date related to the Company’s U.S. asbestos cases.  The Company has liability insurance coverage under various primary and excess policies that the Company believes will be available, if necessary, to substantially cover any liability that might ultimately be incurred on these claims.
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

11.  Reconciliation of Basic and Diluted Shares

	Three Months Ended		Nine Months Ended
	September 30		September 30
(In thousands, except per share amounts)	2014	2013	2014	2013
Income (loss) from continuing operations attributable to Harsco Corporation common stockholders	$24,038	$(233,255)	$20,515	$(201,282)

Weighted-average shares outstanding - basic	80,918	80,775	80,873	80,747
Dilutive effect of stock-based compensation	181	—	220	—
Weighted-average shares outstanding - diluted	$81,099	$80,775	$81,093	$80,747

Earnings (loss) from continuing operations per common share, attributable to Harsco Corporation common stockholders:
Basic	$0.30	$(2.89)	$0.25	$(2.49)

Diluted	$0.30	$(2.89)	$0.25	$(2.49)

The following average outstanding stock-based compensation units were not included in the three and nine months ended computation of diluted earnings per share because the effect was antidilutive:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(In thousands)	2014	2013	2014	2013
Restricted stock units	—	324	103	267
Stock options	200	297	210	306
Stock appreciation rights	372	1,417	453	1,119
Performance share units	136	—	78	—
Other	—	103	—	106

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
All derivative instruments are recorded on the Condensed Consolidated Balance Sheets at fair value.  Changes in the fair value of derivatives used to hedge foreign currency denominated balance sheet items are reported directly in earnings, along with offsetting transaction gains and losses on the items being hedged.  Derivatives used to hedge forecasted cash flows associated with foreign currency commitments or forecasted commodity purchases may be accounted for as cash flow hedges, as deemed appropriate and if the criteria for hedge accounting are met.  Gains and losses on derivatives designated as cash flow hedges are deferred as a separate component of equity and reclassified to earnings in a manner that matches the timing of the earnings impact of the hedged transactions.  Generally, at September 30, 2014, these deferred gains and losses are reclassified to earnings over 10 to 15 years from the balance sheet date.  The ineffective portion of all hedges, if any, is recognized currently in earnings.

The fair values of outstanding derivative contracts recorded as assets and liabilities on the Condensed Consolidated Balance Sheets at September 30, 2014 and December 31, 2013 were as follows:

	Asset Derivatives		Liability Derivatives
(In thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
September 30, 2014
Derivatives designated as hedging instruments:
Foreign currency forward exchange contracts	Other current assets	$136		$—
Cross-currency interest rate swaps	Other assets	41,805	Other liabilities	11,460
Total derivatives designated as hedging instruments		$41,941		$11,460

Derivatives not designated as hedging instruments:
Foreign currency forward exchange contracts	Other current assets	$392	Other current liabilities	$2,812

	Asset Derivatives		Liability Derivatives
(In thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
December 31, 2013
Derivatives designated as hedging instruments:
Foreign currency forward exchange contracts	Other current assets	$40	Other current liabilities	$17
Cross-currency interest rate swaps	Other assets	26,001	Other liabilities	13,410
Total derivatives designated as hedging instruments		$26,041		$13,427

Derivatives not designated as hedging instruments:
Foreign currency forward exchange contracts	Other current assets	$1,216	Other current liabilities	$3,267

All of the Company's derivatives are recorded in the Condensed Consolidated Balance Sheets at gross amounts and not offset. All of the Company's cross-currency interest rate swaps and certain foreign currency forward exchange contracts are transacted under International Swaps and Derivatives Association ("ISDA") documentation. Each ISDA master agreement permits the net settlement of amounts owed in the event of default. The Company's derivative assets and liabilities subject to enforceable master netting arrangements resulted in a $0.1 million or less net liability at both September 30, 2014 and December 31, 2013.
The effect of derivative instruments on the Condensed Consolidated Statements of Operations and the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2014 and 2013 was as follows:
Derivatives Designated as Hedging Instruments

(In thousands)	Amount of Gain (Loss) Recognized in Other Comprehensive Income (“OCI”) on Derivative - Effective Portion	Location of Gain (Loss) Reclassified from Accumulated OCI into Income - Effective Portion	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income - Effective Portion	Location of Gain (Loss) Recognized in Income on Derivative - Ineffective Portion and Amount Excluded from Effectiveness Testing	Amount of Gain (Loss) Recognized in Income on Derivative - Ineffective Portion and Amount Excluded from Effectiveness Testing
Three Months Ended September 30, 2014:
Foreign currency forward exchange contracts	$77		$—		$—
Cross-currency interest rate swaps	(863)		—	Cost of services and products sold	26,629	(a)
	$(786)		$—		$26,629

Three Months Ended September 30, 2013:
Foreign currency forward exchange contracts	$(18)	Cost of services and products sold	$(9)	Cost of services and products sold	$(6)
Cross-currency interest rate swaps	(2,824)		—	Cost of services and products sold	(19,620)	(a)
	$(2,842)		$(9)		$(19,626)

(In thousands)	Amount of Gain (Loss)Recognized in Other Comprehensive Income (“OCI”) on Derivative - Effective Portion	Location of Gain (Loss) Reclassified from Accumulated OCI into Income - Effective Portion	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income - Effective Portion	Location of Gain (Loss) Recognized in Income on Derivative - Ineffective Portion and Amount Excluded from Effectiveness Testing	Amount of Gain (Loss) Recognized in Income on Derivative - Ineffective Portion and Amount Excluded from Effectiveness Testing
Nine Months Ended September 30, 2014:
Foreign currency forward exchange contracts	$97	Cost of services and products sold	$(3)		$—
Cross currency interest rate swaps	(3,418)		—	Cost of services and products sold	21,254	(a)
	$(3,321)		$(3)		$21,254

Nine Months Ended September 30, 2013:
Foreign currency forward exchange contracts	$(18)	Cost of services and products sold	$(9)	Cost of services and products sold	$(6)
Cross currency interest rate swaps	(3,057)		—	Cost of services and products sold	(2,749)	(a)
	$(3,075)		$(9)		$(2,755)
(a)  These gains (losses) offset foreign currency fluctuation effects on the debt principal.

Derivatives Not Designated as Hedging Instruments

	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative for the Three Months Ended September 30 (a)
(In thousands)		2014	2013
Foreign currency forward exchange contracts	Cost of services and products sold	$(1,126)	$(5,076)

	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative for the Nine Months Ended September 30 (a)
(In thousands)		2014	2013
Foreign currency forward exchange contracts	Cost of services and products sold	$(704)	$(7,125)
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

The following tables summarize, by major currency, the contractual amounts of the Company’s foreign currency forward exchange contracts in U.S. dollars at September 30, 2014 and December 31, 2013.  The “Buy” amounts represent the U.S. dollar equivalent of commitments to purchase foreign currencies, and the “Sell” amounts represent the U.S. dollar equivalent of commitments to sell foreign currencies.  The recognized gains and losses offset amounts recognized in cost of services and products sold principally as a result of intercompany or third party foreign currency exposures.
Contracted Amounts of Foreign Currency Forward Exchange Contracts Outstanding at September 30, 2014:

(In thousands)	Type	U.S. Dollar Equivalent	Maturity	Recognized Gain (Loss)
British pounds sterling	Sell	$17,320	October 2014	$122
British pounds sterling	Buy	2,200	October 2014	(17)
Euros	Sell	102,968	October 2014	(952)
Euros	Buy	139,941	October 2014 - December 2014	(1,389)
Other currencies	Sell	31,015	October 2014 - December 2015	21
Other currencies	Buy	6,819	October 2014	(69)
Total		$300,263		$(2,284)
Included in the contracted amounts of foreign currency exchange forward contracts outstanding at September 30, 2014 are $1.6 million of foreign currency exchange forward contracts entered into by the Company under the Transition Services Agreement with Brand. The Company has recognized a less than $0.1 million mark-to-market asset associated with these foreign currency exchange forward contracts.

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
In addition to foreign currency forward exchange contracts, the Company designates certain loans as hedges of net investments in international subsidiaries.  The Company recorded pre-tax net gains of $15.1 million and $20.0 million during the three and nine months ended September 30, 2014, respectively, and pre-tax net losses of $4.9 million and $8.3 million during the three and nine months ended September 30, 2013, respectively, into Accumulated other comprehensive loss.
Cross-Currency Interest Rate Swaps
The Company uses cross-currency interest rate swaps in conjunction with certain debt issuances in order to secure a fixed local currency interest rate.  Under these cross-currency interest rate swaps, the Company receives interest based on a fixed or floating U.S. dollar rate and pays interest on a fixed local currency rate based on the contractual amounts in dollars and the local currency, respectively.  The cross-currency interest rate swaps are recorded on the Condensed Consolidated Balance Sheets at fair value, with changes in value attributed to the effect of the swaps’ interest spread recorded in Accumulated other comprehensive loss.  Changes in value attributed to the effect of foreign currency fluctuations are recorded in the statements of operations and offset currency fluctuation effects on the debt principal. The following table indicates the contractual amounts of the Company's cross-currency interest rate swaps at September 30, 2014:

		Interest Rates
(In millions)	Contractual Amount	Receive	Pay
Maturing 2018	$250.0	Fixed U.S. dollar rate	Fixed euro rate
Maturing 2020	220.0	Fixed U.S. dollar rate	Fixed British pound sterling rate
Maturing 2016 through 2017	9.3	Floating U.S. dollar rate	Fixed rupee rate

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
The following table indicates the fair value hierarchy of the financial instruments of the Company at September 30, 2014 and December 31, 2013:

Level 2 Fair Value Measurements (In thousands)	September 30 2014	December 31 2013
Assets
Foreign currency forward exchange contracts	$528	$1,256
Cross-currency interest rate swaps	41,805	26,001
Liabilities
Foreign currency forward exchange contracts	2,812	3,284
Cross-currency interest rate swaps	11,460	13,410
The following table reconciles the beginning and ending balances for liabilities measured on a recurring basis using unobservable inputs (Level 3) for the nine months ended September 30, 2014:

Level 3 Liabilities—Unit Adjustment Liability (a) for the Nine Months Ended September 30 (In thousands)	Consolidated Totals
Balance at December 31, 2013	$106,343
Payments	(16,740)
Change in fair value to the unit adjustment liability	7,417
Balance at September 30, 2014	$97,020
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

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and short-term borrowings approximate fair value due to the short-term maturities of these assets and liabilities.  At September 30, 2014 and December 31, 2013, the total fair value of long-term debt, including current maturities, was $842.5 million and $832.6 million, respectively, compared with a carrying value of $806.0 million and $803.4 million, respectively, at September 30, 2014 and December 31, 2013, respectively.  Fair values for debt are based on quoted market prices (Level 1) for the same or similar issues, or on the current rates offered to the Company for debt of the same remaining maturities.

13. Review of Operations by Segment

The Company has reclassified segment operating results for the three and nine months ended September 30, 2013 to conform to the revised manner in which the Company now allocates corporate expenses to operating segments as a result of changes in organizational structure resulting from the Infrastructure Transaction. The changes do not impact the Company's previously reported consolidated revenues from continuing operations, operating income (loss) from continuing operations or income (loss) from continuing operations before income taxes and equity income.

	Three Months Ended		Nine Months Ended
	September 30		September 30
(In thousands)	2014	2013	2014	2013
Revenues From Continuing Operations
Harsco Metals & Minerals	$347,625	$335,705	$1,061,657	$1,009,175
Harsco Infrastructure	—	242,569	—	709,800
Harsco Industrial	105,591	95,347	310,696	279,565
Harsco Rail	73,161	66,424	201,300	216,636
Total revenues from continuing operations	$526,377	$740,045	$1,573,653	$2,215,176

Operating Income (Loss) From Continuing Operations
Harsco Metals & Minerals	$24,867	$26,929	$38,847	$77,211
Harsco Infrastructure	—	(236,742)	—	(241,506)
Harsco Industrial	15,955	15,407	49,955	46,569
Harsco Rail	13,976	7,945	33,001	27,056
Corporate (a)	(9,060)	(21,916)	(37,490)	(41,075)
Total operating income (loss) from continuing operations	$45,738	$(208,377)	$84,313	$(131,745)
(a) For the three and nine months ended September 30, 2014, Corporate includes a $0.1 million and $5.6 million loss, respectively, on disposal of the Harsco Infrastructure Segment and transaction costs. Additionally, for the three and nine months ended September 30, 2014, Corporate includes net periodic pension cost for defined benefit pension plans retained by the Company as part of the Infrastructure Transaction of $1.4 million and $4.3 million, respectively.

Reconciliation of Segment Operating Income (Loss) to Income (Loss) From Continuing Operations Before Income Taxes and Equity Income

	Three Months Ended		Nine Months Ended
	September 30		September 30
(In thousands)	2014	2013	2014	2013
Segment operating income (loss)	$54,798	$(186,461)	$121,803	$(90,670)
General Corporate expense	(9,060)	(21,916)	(37,490)	(41,075)
Operating income (loss) from continuing operations	45,738	(208,377)	84,313	(131,745)
Interest income	555	388	1,262	1,624
Interest expense	(11,949)	(12,815)	(35,328)	(37,413)
Change in fair value to unit adjustment liability	(2,398)	—	(7,417)	—
Income (loss) from continuing operations before income taxes and equity income	$31,946	$(220,804)	$42,830	$(167,534)

14.   Other (Income) Expenses

This Condensed Consolidated Statements of Operations caption includes restructuring program costs, net gains on the disposal of non-core assets, impaired asset write-downs, employee termination benefit costs and costs to exit activities.

	Three Months Ended		Nine Months Ended
	September 30		September 30
(In thousands)	2014	2013	2014	2013
Restructuring programs (see Note 16)	$276	$—	$8,815	$—
Net gains	(1,219)	(563)	(4,227)	(5,132)
Impaired asset write-downs	590	—	14,670	689
Other (a)	866	335	8,115	6,601
Other (income) expenses	$513	$(228)	$27,373	$2,158
(a) Other includes employee termination benefit costs and costs to exit activities that are not directly related to the restructuring programs detailed in Note 16, Restructuring Programs.

Impaired asset write-downs are measured as the amount by which the carrying amount of assets exceeds their fair value. Fair value is estimated based upon the expected future realizable cash flows including anticipated selling prices. Non-cash impaired asset write-downs are included in the caption Other, net on the Condensed Consolidated Statements of Cash Flows as adjustments to reconcile Net income (loss) to Net cash provided by operating activities. During the nine months ended September 30, 2014, impaired asset write-downs represent, primarily, non-cash long-lived asset impairment charges to reduce the carrying value of assets at certain sites in the Harsco Metals & Minerals Segment, based on the Company's strategic decisions or contract terminations at these sites.

15. Components of Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss is included on the Condensed Consolidated Statements of Stockholders' Equity. The components of Accumulated other comprehensive loss, net of the effect of income taxes, and activity for the nine months ended September 30, 2013 and 2014 was as follows:

	Components of Accumulated Other Comprehensive Income (Loss) - Net of Tax
(In thousands)	Cumulative Foreign Exchange Translation Adjustments		Effective Portion of Derivatives Designated as Hedging Instruments		Cumulative Unrecognized Actuarial Losses on Pension Obligations		Unrealized Loss on Marketable Securities	Total
Balance at December 31, 2012	$62,308		$(8,139)		$(465,286)		$(51)	$(411,168)
Other comprehensive income (loss) before reclassifications	(33,877)	(a)	(2,166)	(b)	2,692	(a)	21	(33,330)
Amounts reclassified from accumulated other comprehensive loss, net of tax	—		6		14,895		—	14,901
Total other comprehensive income (loss)	(33,877)		(2,160)		17,587		21	(18,429)
Less: Other comprehensive (income) loss attributable to noncontrolling interests	(152)		84		—		—	(68)
Other comprehensive income (loss) attributable to Harsco Corporation	(34,029)		(2,076)		17,587		21	(18,497)
Balance at September 30, 2013	$28,279		$(10,215)		$(447,699)		$(30)	$(429,665)

	Components of Accumulated Other Comprehensive Income (Loss) - Net of Tax
(In thousands)	Cumulative Foreign Exchange Translation Adjustments		Effective Portion of Derivatives Designated as Hedging Instruments		Cumulative Unrecognized Actuarial Losses on Pension Obligations		Unrealized Loss on Marketable Securities	Total
Balance at December 31, 2013	$6,110		$(7,023)		$(369,682)		$(20)	$(370,615)
Other comprehensive income (loss) before reclassifications	(13,885)	(a)	(3,114)	(b)	5,878	(a)	6	(11,115)
Amounts reclassified from accumulated other comprehensive loss, net of tax	—		3		12,377		—	12,380
Other comprehensive income (loss) from equity method investee	(1,511)		—		632		—	(879)
Amounts reclassified from accumulated other comprehensive loss in connection with the Infrastructure Transaction	(1,447)		—		—		—	(1,447)
Total other comprehensive income (loss)	(16,843)		(3,111)		18,887		6	(1,061)
Less: Other comprehensive (income) loss attributable to noncontrolling interests	1,088		(19)		—		—	1,069
Other comprehensive income (loss) attributable to Harsco Corporation	(15,755)		(3,130)		18,887		6	8
Balance at September 30, 2014	$(9,645)		$(10,153)		$(350,795)		$(14)	$(370,607)
(a) Principally foreign currency fluctuation.
(b) Net change from periodic revaluations.

Amounts reclassified from accumulated other comprehensive loss are as follows:

(In thousands)	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended	Affected Caption in the Condensed Consolidated Statements of Operations
	September 30 2014	September 30 2014	September 30 2013	September 30 2013
Amortization of defined benefit pension items (c):
Actuarial losses (d)	$2,900	$8,576	$3,052	$9,353	Selling, general and administrative expenses
Actuarial losses (d)	1,534	4,670	2,275	6,800	Cost of services and products sold
Prior-service costs (d)	24	70	62	192	Selling, general and administrative expenses
Prior-service costs (d)	45	136	61	187	Cost of services and products sold
Total before tax	4,503	13,452	5,450	16,532
Tax benefit	(357)	(1,075)	(523)	(1,637)
Total reclassification of defined benefit pension items, net of tax	$4,146	$12,377	$4,927	$14,895

Amortization of cash flow hedging instruments (c):
Foreign currency forward exchange contracts	$2	$4	$9	$9	Cost of services and products sold
Tax benefit	—	(1)	(3)	(3)
Total reclassification of cash flow hedging instruments	$2	$3	$6	$6
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
Harsco Metals & Minerals Improvement Plan ("Project Orion")
Under Project Orion, the Harsco Metals & Minerals Segment made organizational and process improvement changes, which are expected to improve return on capital and deliver a higher and more consistent level of service to customers by improving several core processes and simplifying the organizational structure. The Company incurred $0.3 million and $8.8 million in charges related to Project Orion during the third quarter and first nine months of 2014, respectively. Phase one of Project Orion began in the second quarter of 2014 and is expected to continue through the remainder of 2014. Phase two of Project Orion is expected to begin in late 2014 or early 2015 and is expected to result in an additional charge. The amount of the additional charge cannot be determined at this time.

The restructuring accrual for Project Orion at September 30, 2014 and the activity for the nine months then ended were as follows:

(In thousands)	Expense Incurred in 2014	Other Adjustments	Cash Expenditures	Foreign Currency Translation	Remaining Accrual September 30 2014
Harsco Metals & Minerals Segment
Employee termination benefit costs	$8,815	$1,237	$(4,357)	$(155)	$5,540
Total	$8,815	$1,237	$(4,357)	$(155)	$5,540
The remaining accrual related to Project Orion is expected to paid, principally, through the end of 2015.
Prior Restructuring Programs
The remaining accrual for restructuring programs was $2.6 million and $5.1 million at September 30, 2014 and December 31, 2013, respectively. The remaining accrual relates primarily to exit activity costs for lease terminations expected to be paid over the remaining life of the leases.

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
Forward-Looking Statements
The nature of the Company's business and the many countries in which it operates subject it to changing economic, competitive, regulatory and technological conditions, risks and uncertainties. In accordance with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company provides the following cautionary remarks regarding important factors that, among others, could cause future results to differ materially from the results contemplated by forward-looking statements, including the expectations and assumptions expressed or implied herein. Forward-looking statements contained herein could include, among other things, statements about management's confidence in and strategies for performance; expectations for new and existing products, technologies and opportunities; and expectations regarding growth, sales, cash flows, and earnings. Forward-looking statements can be identified by the use of such terms as "may," "could," "expect," "will," "anticipate," "intend," "believe," "likely," "estimate," "plan" or other comparable terms.
Factors that could cause actual results to differ, perhaps materially, from those implied by forward-looking statements include, but are not limited to: (1) changes in the worldwide business environment in which the Company operates, including general economic conditions; (2) changes in currency exchange rates, interest rates, commodity and fuel costs and capital costs; (3) changes in the performance of equity and bond markets that could affect, among other things, the valuation of the assets in the Company's pension plans and the accounting for pension assets, liabilities and expenses; (4) changes in governmental laws and regulations, including environmental, occupational health and safety, tax and import tariff standards; (5) market and competitive changes, including pricing pressures, market demand and acceptance for new products, services and technologies; (6) the Company's inability or failure to protect its intellectual property rights from infringement in one or more of the many countries in which the Company operates; (7) failure to effectively prevent, detect or recover from breaches in the Company's cybersecurity infrastructure; (8) unforeseen business disruptions in one or more of the many countries in which the Company operates due to political instability, civil disobedience, armed hostilities, public health issues or other calamities; (9) disruptions associated with labor disputes and increased operating costs associated with union organization; (10) the seasonal nature of the Company's business; (11) the Company's ability to successfully enter into new contracts and complete new acquisitions or strategic ventures in the time-frame contemplated, or at all; (12) the integration of the Company's strategic acquisitions; (13) the amount and timing of repurchases of the Company's common stock, if any; (14) the prolonged recovery in global financial and credit markets and economic conditions generally, which could result in the Company's customers curtailing development projects, construction, production and capital expenditures, which, in turn, could reduce the demand for the Company's products and services and, accordingly, the Company's revenues, margins and profitability; (15) the outcome of any disputes with customers, contractors and subcontractors; (16) the financial condition of the Company's customers, including the ability of customers (especially those that may be highly leveraged and those with inadequate liquidity) to maintain their credit availability; (17) the Company's ability to successfully implement and receive the expected benefits of cost-reduction and restructuring initiatives, including the achievement of expected cost savings in the expected time frame; (18) the ability to successfully implement the Company's strategic initiatives and portfolio optimization and the impact of such initiatives, such as the Harsco Metals & Minerals Segment's Improvement Plan ("Project Orion"); (19) the ability of the strategic venture between the Company and Clayton, Dubilier & Rice ("CD&R") to effectively integrate the Company's Infrastructure business and the Brand Energy & Infrastructure Services business and realize the synergies contemplated by the transaction; (20) the Company's ability to realize cost savings from the divestiture of the Infrastructure business, as well as the transaction being accretive to earnings and improving operating margins and return on capital; (21) the amount ultimately realized from the Company's exit from the strategic venture between the Company and CD&R and the timing of such exit; (22) risk and uncertainty associated with intangible assets; and (23) other risk factors listed from time to time in the Company's SEC reports. A further discussion of these, along with other potential risk factors, can be found in Part I, Item 1A, "Risk Factors," of the Company's Annual Report on Form 10-K for the year ended December 31, 2013. The Company cautions that these factors may not be exhaustive and that many of these factors are beyond the Company's ability to control or predict. Accordingly, forward-looking statements should not be relied upon as a prediction of actual results. The Company undertakes no duty to update forward-looking statements except as may be required by law.

Executive Overview

In November 2013, the Company consummated the previously announced transaction to sell the Company's Harsco Infrastructure Segment into a strategic venture with CD&R as part of a transaction that combines the Harsco Infrastructure Segment with Brand Energy & Infrastructure Services, Inc., which CD&R simultaneously acquired (the "Infrastructure Transaction"). The Company has contributed substantially all of the Company's equity interest in, and the net assets of, the Harsco Infrastructure Segment to the strategic venture in exchange for $300 million, subject to working capital and other adjustments, and an approximate 29% equity interest in the resulting entity (the "Infrastructure strategic venture" or "Brand"). The Company recorded an additional loss on disposal of $3.9 million during the first nine months of 2014, with no changes recorded during the third quarter. The Company does not anticipate any further adjustments to the loss on disposal of the Harsco Infrastructure Segment.

In May 2014, the Company began executing the first phase of Project Orion after conducting an analysis of the business to identify opportunities to improve its core processes and to simplify its organizational structure. The goals of Project Orion are improving financial returns and providing higher and more consistent levels of value added services to customers by improving the bid and contract management process, improving underperforming contracts, and simplifying operational structures. The Company incurred $0.3 million and $8.8 million in charges related to Project Orion during the third quarter and first nine months of 2014, respectively. As a result of actions initiated through September 30, 2014, the Company anticipates compensation savings of approximately $6 million for the full year ending December 31, 2014, or approximately $15 million when annualized. Annual recurring benefits under phase one of Project Orion are expected to be approximately $25 million by the end of 2015, which include other operational savings. Please see Note 16, Restructuring Programs, in Part I, Item 1, Financial Statements for additional information.

In connection with Project Orion's focus on underperforming contracts, during the second quarter of 2014, the Company recorded pre-tax charges of $10.9 million primarily for site exit costs and non-cash long-lived asset impairment charges to reduce the carrying value of assets at certain sites to fair value based upon the expected future realizable cash flows, including anticipated selling prices, based on the Company's strategic decisions made during the second quarter of 2014. The possibility exists that the Company may take similar strategic actions with respect to other underperforming assets at certain sites that may result in additional exit costs and non-cash asset impairment charges.

As the Company has previously disclosed, one of the Company's large steel mill customers in Europe has filed for protection under Italian receivership procedures (the "Marzano Law"). During the fourth quarter of 2013, the Company recorded a bad debt reserve of $2.6 million on receivables with this customer. During the second quarter of 2014, the customer terminated its contract with the Company under the provisions of the Marzano Law. As a result, during the second quarter of 2014, the Company recorded an additional bad debt reserve of $3.9 million on the remaining pre-receivership receivables with this customer. The Company also recorded an additional charge of $7.7 million during the second quarter of 2014 primarily for non-cash long-lived asset impairments to reduce the carrying value of assets used at the customer's site to fair value based upon the expected future realizable cash flows, including anticipated selling prices.

	Three Months Ended
Revenues by Segment	September 30
(In millions)	2014	2013	Change	%
Harsco Metals & Minerals	$347.6	$335.7	$11.9	3.5%
Harsco Infrastructure (a)	—	242.6	(242.6)	(100.0)
Harsco Industrial	105.6	95.3	10.2	10.7
Harsco Rail	73.2	66.4	6.7	10.1
Total revenues	$526.4	$740.0	$(213.7)	(28.9)%

	Nine Months Ended
Revenues by Segment	September 30
(In millions)	2014	2013	Change	%
Harsco Metals & Minerals	$1,061.7	$1,009.2	$52.5	5.2%
Harsco Infrastructure (a)	—	709.8	(709.8)	(100.0)
Harsco Industrial	310.7	279.6	31.1	11.1
Harsco Rail	201.3	216.6	(15.3)	(7.1)
Total revenues	$1,573.7	$2,215.2	$(641.5)	(29.0)%
(a) In November 2013, the Company consummated the Infrastructure Transaction and, accordingly, there is no revenue for the Harsco Infrastructure Segment for 2014. The results of the Harsco Infrastructure Segment from January 1, 2013 through the date of closing are reported in the Company's results of operations for 2013.

	Three Months Ended
Revenues by Region	September 30
(In millions)	2014	2013	Change	%
Western Europe	$143.4	$279.4	$(136.0)	(48.7)%
North America	247.1	271.5	(24.3)	(9.0)
Latin America (b)	64.8	80.4	(15.7)	(19.5)
Asia-Pacific	41.5	49.0	(7.5)	(15.3)
Middle East and Africa	13.7	36.9	(23.3)	(63.0)
Eastern Europe	15.9	22.8	(6.9)	(30.4)
Total revenues	$526.4	$740.0	$(213.7)	(28.9)%

	Nine Months Ended
Revenues by Region	September 30
(In millions)	2014	2013	Change	%
Western Europe	$457.9	$816.6	$(358.7)	(43.9)%
North America	709.1	833.1	(124.0)	(14.9)
Latin America (b)	188.7	241.9	(53.2)	(22.0)
Asia-Pacific	115.2	140.3	(25.0)	(17.9)
Middle East and Africa	52.0	121.6	(69.6)	(57.2)
Eastern Europe	50.7	61.7	(11.0)	(17.8)
Total revenues	$1,573.7	$2,215.2	$(641.5)	(29.0)%

(b) Includes Mexico.
Revenues for the Company during the third quarter and first nine months of 2014 were $526.4 million and $1.6 billion, respectively, compared with $740.0 million and $2.2 billion, respectively, in the third quarter and first nine months of 2013. The change is primarily related to the Harsco Infrastructure Segment that was disposed of as part of the Infrastructure Transaction in the fourth quarter of 2013. Foreign currency translation decreased revenues by $0.6 million for the third quarter of 2014 compared with the third quarter of 2013. Foreign currency translation increased revenues by $0.6 million for the first nine months of 2014 compared with the first nine months of 2013.

	Three Months Ended
Operating Income (Loss) by Segment (c)	September 30
(In millions)	2014	2013	Change	%
Harsco Metals & Minerals	$24.9	$26.9	$(2.1)	(7.7)%
Harsco Infrastructure (d)	—	(236.7)	236.7	100.0
Harsco Industrial	16.0	15.4	0.5	3.6
Harsco Rail	14.0	7.9	6.0	75.9
Corporate (e)	(9.1)	(21.9)	12.9	58.7
Total operating income (loss)	$45.7	$(208.4)	$254.1	121.9%

	Nine Months Ended
Operating Income (Loss) by Segment (c)	September 30
(In millions)	2014	2013	Change	%
Harsco Metals & Minerals	$38.8	$77.2	$(38.4)	(49.7)%
Harsco Infrastructure (d)	—	(241.5)	241.5	100.0
Harsco Industrial	50.0	46.6	3.4	7.3
Harsco Rail	33.0	27.1	5.9	22.0
Corporate (e)	(37.5)	(41.1)	3.6	8.7
Total operating income (loss)	$84.3	$(131.7)	$216.1	164.0%

	Three Months Ended		Nine Months Ended
	September 30		September 30
Operating Margin by Segment (c)	2014	2013	2014	2013
Harsco Metals & Minerals	7.2%	8.0%	3.7%	7.7%
Harsco Infrastructure (d)	—	(97.6)	—	(34.0)
Harsco Industrial	15.1	16.2	16.1	16.7
Harsco Rail	19.1	12.0	16.4	12.5
Consolidated operating margin	8.7%	(28.2)%	5.4%	(5.9)%
(c) The Company has reclassified segment operating results for the three and nine months ended September 30, 2013 to conform to the revised manner in which the Company now allocates corporate expenses to operating segments as a result of changes in organizational structure resulting from the Infrastructure Transaction, which occurred in the fourth quarter of 2013. The changes do not impact the Company's previously reported consolidated revenues from continuing operations, operating income (loss) from continuing operations or income (loss) from continuing operations before income taxes and equity income.
(d) In November 2013, the Company consummated the Infrastructure Transaction and, accordingly, there is no operating income (loss) for the Harsco Infrastructure Segment for 2014. The results of the Harsco Infrastructure Segment from January 1, 2013 through the date of closing are reported in the Company's results of operations for 2013.
(e) For the three and nine months ended September 30, 2014, Corporate includes a $0.1 million and $5.6 million loss, respectively, on disposal of the Harsco Infrastructure Segment and transaction costs. Additionally, for the three and nine months ended September 30, 2014, Corporate includes net periodic pension cost for defined benefit pension plans retained by the Company as part of the Infrastructure Transaction of $1.4 million and $4.3 million, respectively.

Operating income from continuing operations for the third quarter and the first nine months of 2014 was $45.7 million and $84.3 million, respectively, compared with operating loss from continuing operations of $208.4 million and $131.7 million, respectively, in the third quarter and first nine months of 2013.  The change is primarily related to: the year over year decline in the loss on disposal of the Harsco Infrastructure Segment and transaction costs; the effects of the acquisition of Hammco Corporation ("Hammco") in the Harsco Industrial Segment; and growth in the after-market parts business in the Harsco Rail Segment; partially offset by restructuring charges for Project Orion; the additional bad debt reserve and non-cash long-lived asset impairment charge for the Company's European steel mill customer in receivership; and costs for site exits and non-cash long-lived asset impairment charges for the Harsco Metals & Minerals Segment.

This change in operating income (loss) from continuing operations, the non-cash change in fair value to the unit adjustment liability related to the Infrastructure Transaction, and the Company's equity in income of unconsolidated entities were the primary drivers of the diluted earnings per share from continuing operations for the third quarter and first nine months of 2014 of $0.30 and $0.25, respectively, compared with diluted loss per share from continuing operations of $2.89 and $2.49, respectively, for the third quarter and first nine months of 2013.

The Company continues to have sufficient available liquidity. The Company currently expects operational and business needs to be met by cash provided by operations supplemented with borrowings from time to time due to historical patterns of seasonal cash flow and for the funding of various projects. See Liquidity and Capital Resources below for further discussion on liquidity, capital resources and cash flows.

Harsco Metals & Minerals Segment:

Significant Effects on Revenues	Three Months Ended	Nine Months Ended
(In millions)	September 30, 2014	September 30, 2014
Revenues — 2013	$335.7	$1,009.2
Net effects of price/volume changes, primarily attributable to volume changes.	17.6	66.1
Net impact of new contracts and lost contracts (including exited underperforming contracts).	(4.4)	(13.1)
Impact of foreign currency translation.	(1.3)	(0.5)
Revenues — 2014	$347.6	$1,061.7

Factors Positively Affecting Operating Income:

•
Increased global steel production in the metals services business.  Overall, steel production by customers under services contracts increased 2% and 5% in the third quarter and first nine months of 2014, respectively, compared with the same periods in 2013.

•	Increased nickel prices of 30% and 12% in the third quarter and first nine months of 2014, respectively, compared with the same periods in 2013.

Factors Negatively Impacting Operating Income:

•	Project Orion restructuring charges of $0.3 million and $8.8 million during the third quarter and first nine months of 2014, respectively.

•
Charges of $10.9 million recorded during the second quarter of 2014, primarily attributable to site exit costs and non-cash long-lived asset impairment charges, associated with strategic actions from Project Orion's focus on underperforming contracts.

•
Increased bad debt reserve of $3.9 million and a charge of $7.7 million, primarily for non-cash long-lived asset impairment. This is a result of contract termination during the second quarter of 2014 for the Company's large steel mill customer in Europe in receivership.

•	Increased bad debt reserve of $3.6 million, net of value added tax, during the second quarter of 2014 for one of the Company's steel mill customers in Europe as a result of missed progress payments.

•
Increased costs of operations of $5.8 million and $11.8 million during the third quarter and first nine months of 2014, respectively, primarily attributable to increased maintenance, rental and fuel costs.

•
Foreign currency translation in the first nine months of 2014 decreased operating income for this Segment by $1.7 million compared with the same period in the prior year. Foreign currency translation did not significantly impact operating income for the third quarter of 2014 compared with the same period in the prior year.

•
Increased administrative costs of $4.5 million and $14.2 million during the third quarter and first nine months of 2014, respectively, primarily attributable to increased consulting costs to support Project Orion, inflationary measures on compensation and welfare benefits, and site ramp-ups.

•	Charges of $1.9 million recorded during the third quarter of 2014 related to increased reserves for labor claims in Brazil.

Harsco Industrial Segment:

Significant Effects on Revenues	Three Months Ended	Nine Months Ended
(In millions)	September 30, 2014	September 30, 2014
Revenues — 2013	$95.3	$279.6
Effect of Hammco acquisition.	7.7	25.9
Net effects of price/volume changes, primarily attributable to volume changes.	2.7	6.6
Impact of foreign currency translation.	(0.1)	(1.4)
Revenues — 2014	$105.6	$310.7

Factors Positively Affecting Operating Income:

•
Incremental effect of the acquisition of Hammco, a U.S. manufacturer of high specification air-cooled heat exchangers for the natural gas and petrochemical processing markets, on January 2, 2014. This increased operating income by approximately $0.5 million and $2.0 million during the third quarter and first nine months of 2014, respectively.

•	Higher gain from sale of assets of $1.4 million in the first nine months of 2014 compared with the same period in 2013.

•	Improved demand in North America for industrial boilers and air cooled heat exchangers.

Factors Negatively Impacting Operating Income:

•	Decreased demand in Asia-Pacific for air cooled heat exchangers.

•	Decreased demand for industrial grating products in Latin America.

Harsco Rail Segment:

Significant Impacts on Revenues	Three Months Ended	Nine Months Ended
(In millions)	September 30, 2014	September 30, 2014
Revenues — 2013	$66.4	$216.6
Net impacts of price/volume changes, primarily attributable to volume changes.	6.0	(17.8)
Impact of foreign currency translation.	0.8	2.5
Revenues — 2014	$73.2	$201.3

Factors Positively Affecting Operating Income:

•	Robust demand for after-market parts and increased contract services increased operating income by $5.7 million and $19.7 million during the third quarter and first nine months of 2014, respectively.

•
Foreign currency translation in the first nine months of 2014 increased operating income for this Segment by $0.8 million compared with the same period in the prior year. Foreign currency translation did not significantly impact operating income for the third quarter of 2014 compared with the same period in the prior year.

Factors Negatively Impacting Operating Income:

•
Decreased volume from equipment sales primarily due to the completion of the large contract with the China Ministry of Railways (the "CRC"), which positively affected the prior-year comparable periods. This decreased operating income for the first nine months of 2014 by approximately $9.0 million with no material impact during the third quarter.

•
Increased administrative costs of $1.7 million and $2.5 million during the third quarter and first nine months of 2014, respectively, primarily attributable to increased costs to support international contracts and inflationary measures.

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

•	The Company expects its operational effective income tax rate to approximate 34 percent to 36 percent for the full year 2014, excluding the tax effect on the Company's equity in income of Brand.

Harsco Metals & Minerals Segment:

•
The Company will focus on improving the Harsco Metals & Minerals Segment's returns through simplifying its business model, executing on operational efficiency opportunities, improving its contract outcomes through better contract portfolio management and improving the contract mix through addressing underperforming contracts. In line with this focus, in May 2014, the Company began executing the first phase of Project Orion after conducting an analysis of the business to identify opportunities to improve its core processes and to simplify its organizational structure. The first phase of Project Orion will continue through the balance of 2014, with the second phase expected to begin in late 2014 or early 2015.

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

•	The Company will continue to focus on winning contracts in markets where the outlook for steel production is stable to increasing and where the customers value the Company's environmental solutions.

•	The Company does not expect a material increase in steel production in 2014.

•
During the second quarter of 2014, one of the Company’s steel mill customers in Europe missed normal progress payments.  The Company has approximately $11.3 million of receivables, excluding value added tax, with this customer. During the second quarter of 2014, the Company recorded a bad debt reserve of $3.6 million related to this receivable. The Company believes the remaining amounts are collectible; however, if there is an adverse change in the Company's view on collectability, there could be a charge against income in future periods.

•
During the third quarter of 2014, one of the Company's steel mill customers in Canada filed for receivership. The Company has approximately $3.1 million of receivables with this customer. The Company is continuing to work with this customer and has not yet recorded any bad debt reserve related to this receivable. The Company believes the amount is collectible; however, if there is an adverse change in the Company's view on collectability, there could be a charge against income in future periods.

•
The Company will monitor certain businesses within the Harsco Metals & Minerals Segment that produce products that are subject to increasing attention from regulatory agencies.  The possibility exists that these regulatory agencies may issue new regulations or standards that may have a negative effect on the Company’s results.

•
The Company is reviewing possible changes to certain internal controls related to businesses within the Harsco Metals and Minerals Segment as a result of implementing new enterprise resource planning systems. Until its review is complete, there can be no assurance that material changes to such controls will not be required to be made in future periods.

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

Harsco Rail Segment:

•
Full-year performance for this business is unfavorably impacted by the volume comparative of equipment deliveries from its large contract with the CRC, which were mostly completed during the first six months of 2013.  Consequently, revenues for this Segment are expected to be modestly lower in 2014 compared with 2013.  Notwithstanding the effects of the completion of its contract with the  CRC, this Segment anticipates modest organic growth in its after-market parts business and expected deliveries of existing equipment orders with improving operating income and margins.

•
The success in China has been leveraged to secure several new orders in other geographies. The Company secured a second contract award worth over $100 million through 2017 from the SBB, the federal railway system of Switzerland, earlier this year. The award comes as a follow-on option to the Company's previously awarded contract with the SBB worth more than $100 million. The Company's capabilities to compete and deliver on large projects provides increased opportunities to build out its pipeline further, and enables the Company to continue to pursue other large projects.

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

Results of Operations

	Three Months Ended		Nine Months Ended
	September 30		September 30
(In millions, except per share amounts)	2014	2013	2014	2013
Revenues from continuing operations	$526.4	$740.0	$1,573.7	$2,215.2
Cost of services and products sold	410.9	567.9	1,237.9	1,709.3
Selling, general and administrative expenses	68.3	124.0	213.1	374.3
Research and development expenses	0.9	3.1	5.5	7.5
Loss on disposal of the Harsco Infrastructure Segment and transaction costs	0.1	253.7	5.6	253.7
Other (income) expenses	0.5	(0.2)	27.4	2.2
Operating income (loss) from continuing operations	45.7	(208.4)	84.3	(131.7)
Interest income	0.6	0.4	1.3	1.6
Interest expense	(11.9)	(12.8)	(35.3)	(37.4)
Change in fair value to the unit adjustment liability	(2.4)	—	(7.4)	—
Income tax expense from continuing operations	(11.7)	(10.8)	(20.4)	(27.3)
Equity in income of unconsolidated entities, net	5.3	0.4	1.1	1.0
Income (loss) from continuing operations	25.6	(231.2)	23.5	(193.8)
Diluted earnings (loss) per common share from continuing operations attributable to Harsco Corporation common stockholders	0.30	(2.89)	0.25	(2.49)
Effective income tax rate for continuing operations	36.5%	(4.9)%	47.7%	(16.3)%

Comparative Analysis of Consolidated Results

Revenues
Revenues for the third quarter of 2014 decreased $213.7 million or 28.9% from the third quarter of 2013. Revenues for the first nine months of 2014 decreased $641.5 million or 29.0% from the first nine months of 2013.  Changes in revenues for the periods presented were attributable to the following significant items:

Change in Revenues — 2014 vs. 2013	Three Months Ended	Nine Months Ended
(In millions)	September 30, 2014	September 30, 2014
Revenue decrease following the Infrastructure Transaction.	$(242.6)	$(709.8)
Net change in revenues in the Harsco Rail Segment due principally to the completion of the large contract with CRC.	6.0	(17.8)
Net increased revenues in the Harsco Metals & Minerals Segment due to price/volume, primarily attributable to volume changes.	13.2	53.0
Net increased revenues in the Harsco Industrial Segment, primarily attributable to the effects of its business acquisition.	10.3	32.5
Impact of foreign currency translation.	(0.6)	0.6
Total change in revenues — 2014 vs. 2013	$(213.7)	$(641.5)

Cost of Services and Products Sold
Cost of services and products sold for the third quarter of 2014 decreased $157.0 million or 27.6% from the third quarter of 2013. Cost of services and products sold for the first nine months of 2014 decreased $471.5 million or 27.6% from the first nine months of 2013. Changes in cost of services and products sold for the periods presented were attributable to the following significant items:

Change in Cost of Services and Products Sold — 2014 vs. 2013	Three Months Ended	Nine Months Ended
(In millions)	September 30, 2014	September 30, 2014
Lower costs following the Infrastructure Transaction.	$(177.5)	$(518.8)
Impact of foreign currency translation.	(1.9)	(2.2)
Increased costs due to changes in revenues (exclusive of the effects of the timing of the Infrastructure Transaction, foreign currency translation, and fluctuations in commodity costs included in selling prices).	20.2	47.1
Other	2.2	2.4
Total change in cost of services and products sold — 2014 vs. 2013	$(157.0)	$(471.5)

Selling, General and Administrative Expenses
Selling, general and administrative expenses for the third quarter of 2014 decreased $55.7 million or 44.9% from the third quarter of 2013. Selling, general and administrative expenses for the first nine months of 2014 decreased $161.3 million or 43.1% from the first nine months of 2013.  The decrease was primarily related to lower costs following the Infrastructure Transaction.

Loss on Disposal of Harsco Infrastructure Segment and Transaction Costs
The Company recorded an additional loss on disposal of $3.9 million during the first nine months of 2014, with no changes recorded during the third quarter. The Company does not anticipate any further adjustments to the loss on the disposal of the Harsco Infrastructure Segment. Additionally, the Company incurred $0.1 million and $1.7 million of transaction costs during the third quarter and first nine months of 2014, respectively, in conjunction with the Infrastructure Transaction.

Please see Note 3, Acquisitions and Dispositions, in Part I, Item 1, Financial Statements for additional information on the Infrastructure Transaction.

Other (Income) Expenses
This Condensed Consolidated Statements of Operations caption includes restructuring program costs, net gains on the disposal of non-core assets, impaired asset write-downs, employee termination benefit costs and costs to exit activities. The most significant changes in Other (income) expenses, during the third quarter and first nine months of 2014, relate to restructuring program costs associated with Project Orion and non-cash impaired asset write-downs. Additional information on Other (income) expenses is included in Note 14, Other (Income) Expenses, in Part I, Item 1, Financial Statements.

	Three Months Ended		Nine Months Ended
	September 30		September 30
(In thousands)	2014	2013	2014	2013
Restructuring Program costs (see Note 16)	$276	$—	$8,815	$—
Net gains	(1,219)	(563)	(4,227)	(5,132)
Impaired asset write-downs	590	—	14,670	689
Other (a)	866	335	8,115	6,601
Other (income) expenses	$513	$(228)	$27,373	$2,158
(a) Other includes employee termination benefit costs and costs to exit activities that are not directly related to the restructuring programs detailed in Note 16, Restructuring Programs, in Part I, Item 1, Financial Statements.

Interest Expense
Interest expense during the third quarter and first nine months of 2014 decreased $0.9 million and $2.1 million, respectively, from the third quarter and first nine months of 2013.  The decrease primarily reflects lower average borrowings offset by higher interest rates on short-term borrowings.

Change in Fair Value to the Unit Adjustment Liability
This caption represents the non-cash fair value adjustment to the Company's unit adjustment liability related to the Infrastructure Transaction.

As part of the Infrastructure Transaction, the Company is required to make a quarterly payment to its partner in the Infrastructure strategic venture. The resulting liability is reflected in the caption, Unit adjustment liability, on the Company's Condensed Consolidated Balance Sheets. The Company will recognize the change in fair value to the unit adjustment liability each period until the Company is no longer required to make these payments or chooses not to make these payments. The change in fair value to the unit adjustment liability is a non-cash expense. For the third quarter and first nine months of 2014, the Company recognized expense of $2.4 million and $7.4 million, respectively, related to the change in fair value to the unit adjustment liability.

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

Income Tax Expense
The effective income tax rate related to continuing operations for the third quarter and first nine months of 2014 was 36.5% and 47.7%, respectively, compared with (4.9)% and (16.3)% for the third quarter and first nine months of 2013, respectively. The effective income tax rate for both the third quarter and first nine months of 2014 compared with the third quarter and first nine months of 2013 changed primarily due to the jurisdictional mix of the loss on disposal of the Harsco Infrastructure Segment and transaction costs during 2013.

Income (Loss) from Continuing Operations
Income from continuing operations was $25.6 million in the third quarter of 2014 compared with Loss from continuing operations of $231.2 million in the third quarter of 2013. Income from continuing operations was $23.5 million in the first nine months of 2014 compared with the Loss from continuing operations of $193.8 million in the first nine months of 2013. The change is primarily related to the year over year decline in the loss on disposal of the Harsco Infrastructure Segment and transaction costs, the effects of the Hammco acquisition in the Harsco Industrial Segment, growth in the after-market parts business in the Harsco Rail Segment, and the Company's equity in income (loss) of unconsolidated entities related to the Brand joint venture, partially offset by restructuring charges for Project Orion, the additional bad debt reserve and non-cash long-lived asset impairment charge for the Company's European steel mill customer in receivership, costs for site exits and non-cash long-lived asset impairment charges for the Harsco Metals & Minerals Segment, and the non-cash change in fair value to the unit adjustment liability related to the Infrastructure Transaction.

Liquidity and Capital Resources
Overview
The Company continues to have sufficient available liquidity.  The Company currently expects operational and business needs to be met with cash provided by operations supplemented with borrowings from time to time due to historical patterns of seasonal cash flow and for the funding of various projects.
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
During the first nine months of 2014, the Company’s operations provided $184.4 million in operating cash flow, an increase from the $164.1 million provided in the first nine months of 2013.  In the first nine months of 2014, the Company invested $134.3 million in capital expenditures, mostly for the Harsco Metals & Minerals Segment, compared with $181.7 million invested in the first nine months of 2013.  Additionally, the Company paid $49.7 million in common stock dividends in the first nine months of both 2014 and 2013.
The Company’s net cash borrowings increased by $0.9 million in the first nine months of 2014, primarily to fund capital expenditures, principally in the Harsco Metals & Minerals Segment and for the Hammco acquisition.
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
The Company also generated $11.2 million and $16.9 million in cash from asset sales in the first nine months of 2014 and 2013, respectively. Asset sales have been a normal part of the Company's business model, primarily for the Harsco Metals & Minerals Segment.

Sources and Uses of Cash
The Company’s principal sources of liquidity are cash provided by operations and borrowings under the Company's Amended and Restated Five Year Credit Agreement (the "Credit Agreement"), augmented by cash proceeds from asset sales.  The primary drivers of the Company’s cash flow from operations are the Company’s revenues and income.  Cash returns on capital investments made in prior years, for which limited cash is currently required, are a significant source of cash provided by operations.  Depreciation expense related to these investments is a non-cash charge.
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
Resources available for cash requirements for operations and growth initiatives
In addition to utilizing cash provided by operations and cash proceeds from asset sales, the Company has bank credit facilities available throughout the world.  Public markets are also accessed through discrete-term note issuance to investors.  The Company also utilizes capital leases to finance the acquisition of certain equipment when appropriate which allows the Company to minimize capital expenditures. The Company expects to continue to utilize all these sources to meet future cash requirements for operations and growth initiatives.
The following table illustrates available credit at September 30, 2014:

	September 30, 2014
(In millions)	Facility Limit	Outstanding Balance	Available Credit
Multi-year revolving credit agreement (a U.S.-based program)	$525.0	$40.5	$484.5

At September 30, 2014 and December 31, 2013, the Company had $40.5 million and $35.0 million, respectively, of borrowings outstanding under its Credit Agreement. At September 30, 2014 and December 31, 2013, all such balances were classified as long-term borrowings in the Condensed Consolidated Balance Sheets. Classification of such balances is based on the Company's ability and intent to repay such amounts over the subsequent twelve months, as well as the Company's current intent and ability to borrow for a period longer than a year. To the extent the Company expects to repay any amounts within the subsequent twelve months, the amounts are classified as short-term borrowings.

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

Working Capital Position
Changes in the Company’s working capital are reflected in the following table:

(Dollars in millions)	September 30 2014	December 31 2013	Increase (Decrease)
Current Assets
Cash and cash equivalents	$72.6	$93.6	$(21.0)
Trade accounts receivable, net	378.3	353.2	25.1
Other receivables	31.0	46.5	(15.4)
Inventories	182.8	155.7	27.1
Assets held-for-sale	3.5	114.0	(110.3)
Other current assets	88.2	75.8	12.3
Total current assets	756.4	838.8	(82.3)
Current Liabilities
Short-term borrowings and current maturities	32.2	27.7	4.5
Accounts payable	171.6	181.4	(9.8)
Accrued compensation	59.7	53.1	6.6
Income taxes payable	3.1	7.2	(4.1)
Advances on contracts	124.9	24.1	100.8
Liabilities of assets held-for-sale	—	109.2	(109.2)
Due to unconsolidated affiliate	12.1	25.0	(12.9)
Unit adjustment liability	22.3	22.3	—
Other current liabilities	182.4	156.8	25.6
Total current liabilities	608.3	606.8	1.5
Working Capital	$148.1	$232.0	$(83.9)
Current Ratio (a)	1.2	1.4

(a) Calculated as Total current assets divided by Total current liabilities.
The net $83.9 million decrease in working capital for the first nine months of 2014 is due primarily to the following factors:

•	Working capital was negatively impacted by an increase in Advances on contracts of $100.8 million due to increased customer advances in the Harsco Rail Segment;

•	Working capital was negatively impacted by an increase in Other current liabilities of $25.6 million primarily due to the timing of payment of other accruals; and

•	Working capital was negatively impacted by a decrease in Other receivables of $15.4 million due to the final working capital settlement related to the Infrastructure Transaction.

These working capital decreases were partially offset by the following:

•
Working capital was positively affected by an increase in Inventories of $27.1 million due primarily to the long lead times associated with orders in the Harsco Rail Segment and the Hammco acquisition in the Harsco Industrial Segment;

•
Working capital was positively affected by an increase in Trade accounts receivable, net of $25.1 million due to the timing of invoicing and collections, primarily in the Harsco Metals & Minerals Segment;

•	Working capital was positively affected by a decrease in Due to unconsolidated affiliate of $12.9 million due to the timing of settlement of balances; and

•	Working capital was positively affected by an increase in Other current assets of $12.3 million due to timing of disbursements related to prepaid expenses.

The net impact of the settlement of Assets held-for-sale and Liabilities of assets held-for-sale related to the Infrastructure Transaction did not have a significant impact on the Company's working capital at September 30, 2014.

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
Cash Flow Summary
The Company’s cash flows from operating, investing and financing activities, as reflected in the Condensed Consolidated Statements of Cash Flows, are summarized in the following table:

	Nine Months Ended
	September 30
(In millions)	2014	2013
Net cash provided (used) by:
Operating activities	$184.4	$164.1
Investing activities	(149.9)	(172.6)
Financing activities	(51.0)	33.3
Impact of exchange rate changes on cash	(4.4)	(4.3)
Net change in cash and cash equivalents	$(21.0)	$20.6

Cash provided by operating activities — Net cash provided by operating activities in the first nine months of 2014 was $184.4 million, an increase of $20.3 million from the first nine months of 2013.  The increase is primarily attributable to increased customer advances and decreased incentive bonus payments, partially offset by the timing of accounts receivable invoicing and collections, the timing of accounts payable disbursements, and an increase of inventories.
Included in the Cash flows from operating activities section of the Condensed Consolidated Statement of Cash Flows is the caption Other, net. For the nine months ended September 30, 2014, this caption consisted of principally the impact of non-cash impaired asset write-downs related to the Harsco Metals & Minerals Segment. For the nine months ended September 30, 2013, there were no individually significant components of this caption.
Also included in the Cash flows from operating activities section of the Condensed Consolidated Statements of Cash Flows is the caption, Other assets and liabilities. For the nine months ended September 30, 2014 and 2013, the decreases in this caption were $36.2 million and $39.6 million, respectively. A summary of the major components of this caption for the periods presented is as follows:

	Nine Months Ended
	September 30
(In millions)	2014	2013
Net cash provided (used) by:
Change in net defined benefit pension liabilities	$(26.1)	$(13.3)
Change in prepaid expenses	(17.9)	(6.4)
Change in accrued taxes	(8.7)	(13.1)
Other	16.5	(6.8)
Total	$(36.2)	$(39.6)
Cash used by investing activities — Net cash used in investing activities in the first nine months of 2014 was $149.9 million, a decrease of $22.6 million from the first nine months of 2013.  The net decrease was primarily due to a lower level of capital expenditures, primarily in the Harsco Metals & Minerals Segment and the final working capital adjustment related to the Infrastructure Transaction. Partially offsetting these decreases were the acquisition of Hammco and payment of the unit adjustment liability.
Cash provided (used) by financing activities — Net cash used in financing activities in the first nine months of 2014 was $51.0 million, a decrease of $84.3 million from the first nine months of 2013.  The change was primarily due to a decrease in year-over-year net cash borrowings.

Debt Covenants
The Company's Credit Agreement contains covenants that provide for a maximum total consolidated debt to consolidated EBITDA ratio not to exceed 3.5 to 1.0, limit the proportion of subsidiary consolidated indebtedness to a maximum of 10% of consolidated tangible assets and require a minimum total consolidated EBITDA to consolidated interest charges ratio of 3.0 to 1.0. The Company’s 5.75% and 2.70% notes include covenants that require the Company to offer to repurchase the notes at 101% of par in the event of a change of control of the Company or disposition of substantially all of the Company’s assets in combination with a downgrade in the Company’s credit rating to non-investment grade.  At September 30, 2014, the Company was in compliance with these covenants as the total consolidated debt to consolidated EBITDA ratio was 2.8 to 1.0, the proportion of subsidiary consolidated indebtedness to consolidated tangible assets was 5.6% and total consolidated EBITDA to consolidated interest charges was 7.2 to 1.0. Based on balances at September 30, 2014, the Company could increase borrowings by $232.7 million and still be in compliance with these debt covenants.  Alternatively, keeping all other factors constant, the Company's EBITDA could decrease by $66.5 million and the Company would still be within these debt covenants. The Company expects to continue to be in compliance with these debt covenants for at least the next twelve months.

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

At September 30, 2014, the Company's consolidated cash and cash equivalents included approximately $69 million held by non-U.S. subsidiaries. At September 30, 2014, less than 10% of the Company's consolidated cash and cash equivalents had regulatory restrictions that would preclude the transfer of funds with and among subsidiaries. The cash and cash equivalents held by non-U.S. subsidiaries also included approximately $23 million held in consolidated strategic ventures. The strategic venture agreements may require strategic venture partner approval to transfer funds with and among subsidiaries. While the Company's remaining non-U.S. cash and cash equivalents can be transferred with and among subsidiaries, the majority of these non-U.S. cash balances will be used to support the ongoing working capital needs and continued growth of the Company's non-U.S. operations.
The Company currently expects to continue paying dividends to stockholders.  In October 2014, the Company declared its 259th consecutive quarterly cash dividend, payable in February 2015.
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

ITEM 3     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risks have not changed significantly from those disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

ITEM 4.        CONTROLS AND PROCEDURES

Based on the evaluation required by Securities Exchange Act Rules 13a-15(b) and 15d-15(b), the Company’s management, including the Company's Principal Executive Officer and Principal Financial Officer, conducted an evaluation of the effectiveness of disclosure controls and procedures, as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e), at September 30, 2014.  Based on that evaluation, the Company's Principal Executive Officer and Principal Financial Officer concluded that the disclosure controls and procedures were effective at September 30, 2014.  There have been no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting during the third quarter of 2014.

PART II — OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS
Information on legal proceedings is included in Note 10, Commitments and Contingencies, in Part I, Item 1, Financial Statements.
ITEM 1A.     RISK FACTORS
The Company's risk factors as of September 30, 2014 have not changed materially from those described in Part 1, Item 1A, “Risk Factors,” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

HARSCO CORPORATION
(Registrant)

DATE	November 6, 2014	/s/ CHRISTOPHER J. STUMP
Christopher J. Stump
Corporate Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
3.1	By-laws, as amended October 28, 2014.
10.1	Form of Change in Control Severance Agreement.
10.2	Notification Letter to F.N. Grasberger dated August 1, 2014.
31	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Principal Executive Officer and Principal Financial Officer).
32	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Principal Executive Officer and Principal Financial Officer).
101
The following financial statements from Harsco Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, filed with the Securities and Exchange Commission on November 6, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss); (iv) the Condensed Consolidated Statements of Cash Flows; (v) the Condensed Consolidated Statements of Equity; and (vi) the Notes to Condensed Consolidated Financial Statements.