Form 10-K
period 2014-12-31
HARSCO CORP
filed 2015-03-02
CIK 45876

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
The aggregate market value of the Company's voting stock held by non-affiliates of the Company as of June 30, 2014 was $2,151,796,000.
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

Class	Outstanding at January 30, 2015
Common stock, par value $1.25 per share	80,082,946
DOCUMENTS INCORPORATED BY REFERENCE
Selected portions of the 2015 Proxy Statement are incorporated by reference into Part III of this Report.

HARSCO CORPORATION
FORM 10-K

PART I
Item 1.    Business.

(a)	General Development of Business
Harsco Corporation (the "Company") is a diversified, multinational provider of industrial services and engineered products serving global industries that are fundamental to worldwide economic growth and infrastructure development. The Company's operations fall into three reportable segments: Harsco Metals & Minerals, Harsco Industrial and Harsco Rail. The Company has locations in approximately 35 countries, including the United States. The Company was incorporated in 1956.
The Company's operations previously included the Harsco Infrastructure Segment. In November 2013, the Company consummated the previously announced transaction to sell the Company's Harsco Infrastructure Segment into a strategic venture with Clayton, Dubilier & Rice ("CD&R") as part of a transaction that combines the Harsco Infrastructure Segment with Brand Energy & Infrastructure Services, Inc., which CD&R simultaneously acquired (the "Infrastructure Transaction"). The Company has contributed substantially all of the Company’s equity interests in, and the net assets of, the Harsco Infrastructure Segment to the strategic venture in exchange for approximately $300 million in cash, subject to working capital and other adjustments, and an approximate 29% equity interest in the Infrastructure strategic venture. The Company’s approximate 29% equity interest in the Infrastructure strategic venture is accounted for under the equity method of accounting as prescribed by U.S. GAAP. See Note 3, Acquisitions and Dispositions, to the Consolidated Financial Statements under Part II, Item 8, "Financial Statements and Supplementary Data," for additional information on the Infrastructure Transaction.
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
●
Global expertise in providing on-site services of material logistics, product quality improvement and resource recovery for iron, steel and metals manufacturing; as well as value added environmental solutions for industrial co-products
		●	Global metals production and capacity utilization
		●	Outsourcing of services by metals producers
		●	Demand for high-value specialty steel and ferro alloys
		●	Demand for environmental solutions for metals and minerals waste streams
		●	Demand for industrial and infrastructure surface preparation and restoration
		●	Demand for residential roofing shingles
●	Air-cooled heat exchangers	●	Demand in the natural gas, natural gas processing and petrochemical markets
●	Industrial grating products	●	Industrial plant and warehouse construction and expansion
●		●	Off-shore drilling and new rig construction
●	Heat transfer products	●	Demand for commercial and institutional boilers and water heaters
●	Railway track maintenance services and equipment	●	Global railway track maintenance-of-way capital spending
		●	Outsourcing of track maintenance and new track construction by railroads
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

In 2014, 2013 and 2012, sales in the United States contributed total revenues of $0.9 billion, $1.0 billion and $1.1 billion, equal to approximately 43%, 35% and 36% of total revenues, respectively. The Company's sales in euro-currency countries contributed total revenues of $0.4 billion, $0.7 billion and $0.8 billion, in 2014, 2013 and 2012, equal to approximately 17%, 25% and 25% of total revenues, respectively. The decrease in revenue from euro-currency countries in 2014 is primarily due to the Infrastructure Transaction. Sales in the United Kingdom contributed total revenues of $0.3 billion, $0.4 billion and $0.3 billion in 2014, 2013 and 2012, equal to approximately 12%, 12% and 11% of total revenues, respectively. There were no significant inter-segment revenues.

(b)	Financial Information about Segments
Financial information concerning segments is included in Note 16, Information by Segment and Geographic Area, to the Consolidated Financial Statements under Part II, Item 8, "Financial Statements and Supplementary Data," which information is incorporated herein by reference.

(c)	Narrative Description of Business
(1)   A narrative description of the businesses by reportable segment is as follows:
Harsco Metals & Minerals Segment—67% of consolidated revenues for 2014
The Harsco Metals & Minerals Segment is one of the world's largest providers of on-site services of material logistics, product quality improvement and resource recovery for iron, steel and metals manufacturing. There are no significant metals services contracts for which the costs to complete the contract are currently estimated to exceed the revenue to be realized included in the above estimated future revenues. The Metals business's multi-year contracts had estimated future revenues of $4.5 billion at expected production levels at December 31, 2014. This provides the Company with a substantial base of long-term revenues. Approximately 21% of these revenues are expected to be recognized by December 31, 2015; approximately 42% of these revenues are expected to be recognized between January 1, 2016 and December 31, 2018; approximately 19% of these revenues are expected to be recognized between January 1, 2019 and December 31, 2021; and the remaining revenues are expected to be recognized thereafter.
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
As part of the Segment's initiatives to develop new products and services, in particular environmental solutions, the Segment is involved with several initiatives and technology alliances focused on developing greater environmental sustainability through the recovery of resources from production by-products and waste streams.
The Harsco Metals & Minerals Segment operates in approximately 35 countries. In 2014 and 2013, this Segment's revenues were generated in the following regions:

	Percentage of Revenues
Region	2014	2013
Western Europe	40%	41%
North America	24%	26%
Latin America (a)	16%	16%
Asia-Pacific	10%	8%
Middle East and Africa	5%	5%
Eastern Europe	5%	4%

(a)	Including Mexico.
For 2014, 2013 and 2012, the Harsco Metals & Minerals Segment's percentage of the Company's consolidated revenues were 67%, 47% and 46%, respectively.

Harsco Industrial Segment—20% of consolidated revenues for 2014
The Harsco Industrial Segment includes the Harsco Industrial Air-X-Changers, Harsco Industrial IKG and Harsco Industrial Patterson-Kelley businesses. Approximately 93% of this Segment's revenues originate in North America.
Harsco Industrial IKG manufactures a varied line of industrial grating products at several plants in the United States and international plants located in Mexico and China. These products include a full range of metal bar grating configurations, which are used mainly in industrial flooring, as well as safety and security applications in the energy, paper, chemical, refining and processing industries.
Harsco Industrial Air-X-Changers is a leading supplier of custom-designed and manufactured air-cooled heat exchangers for the natural gas, natural gas processing and petrochemical industries from plants in the United States. Harsco Industrial Air-X-Changers' heat exchangers are the primary apparatus used to condition natural gas during recovery, compression and transportation from underground reserves through the major pipeline distribution channels. In January 2014, the Company acquired Hammco Corporation ("Hammco"), a U.S. manufacturer of high specification air-cooled heat exchangers for the natural gas and petrochemical processing markets.
Harsco Industrial Patterson-Kelley is a leading manufacturer of energy-efficient heat transfer products such as boilers and water heaters for commercial and institutional applications.
For 2014, 2013 and 2012, this Segment's percentage of the Company's consolidated revenues were 20%, 13% and 12%, respectively.
Harsco Rail Segment—13% of consolidated revenues for 2014
The Harsco Rail Segment is a global provider of equipment and services for the maintenance, repair and construction of railway track. The Segment's equipment and services support private and government-owned railroads and urban transit systems worldwide.
The Segment's products are produced in three countries and products and services are provided worldwide. In 2014, 2013 and 2012, export product sales from the United States for the Harsco Rail Segment were $104.9 million, $109.3 million and $177.9 million, respectively.
For 2014, 2013 and 2012, the Harsco Rail Segment's percentage of the Company's consolidated revenues were 13%, 10% and 11%, respectively.
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

	Percentage of Consolidated Revenues
Product Group	2014	2013	2012
Outsourced, on-site services of material logistics, product quality improvement and resource recovery for iron, steel and metals manufacturing; as well as value added environmental solutions for industrial co-products	67%	47%	46%
Engineered scaffolding, concrete forming and shoring, and other access-related services, rentals and sales (a)	—%	30%	31%
Air-cooled heat exchangers, industrial grating products, and heat transfer products	20%	13%	12%
Railway track maintenance services and equipment	13%	10%	11%
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
(1)(ii)  New products and services are added from time to time; however, in 2014, 2013 and 2012 none required the investment of a material amount of the Company's assets.
(1)(iii)  The manufacturing requirements of the Company's operations are such that no unusual sources of supply for raw materials are required. The raw materials used by the Company for its product manufacturing include principally steel and, to a lesser extent, aluminum, which are usually readily available. The profitability of the Company's manufactured products is affected by changing purchase prices of steel and other materials and commodities.
(1)(iv)  While the Company has a number of trademarks, patents and patent applications, it does not consider that any material part of its business is dependent upon them.

(1)(v)  The Company furnishes products within the Harsco Industrial Segment that are seasonal in nature. As a result, the Company's revenues and results of operations for the first quarter ending March 31 are normally lower than the second and third quarters. Additionally, the Company has historically generated the majority of cash flows in the second half of the year. This is a result of normally higher income during the latter part of the year. The Company's historical revenue patterns and cash provided by operating activities are as follows:
Historical Pattern of Revenue from Continuing Operations

(In millions)	2014		2013		2012	2011		2010
First quarter	$512.7		$715.4		$752.3	$779.1		$742.4
Second quarter	534.6		759.7		770.6	875.1		786.5
Third quarter	526.4		740.0		756.8	855.9		752.4
Fourth quarter	492.1		681.3		766.3	792.7		757.4
Totals	$2,065.7	(a)	$2,896.5	(a)	$3,046.0	$3,302.7	(a)	$3,038.7

(a)	Does not total due to rounding.
Historical Pattern of Cash Provided (Used) by Operations

(In millions)	2014	2013	2012	2011		2010
First quarter	$27.5	$3.4	$(1.4)	$13.1		$30.1
Second quarter	46.9	53.0	37.2	53.7		95.6
Third quarter	110.0	107.7	75.6	123.2		110.3
Fourth quarter	41.4	24.2	87.5	108.7		165.4
Totals	$225.8	$188.3	$198.9	$298.8	(a)	$401.4

(a)	Does not total due to rounding.
(1)(vi)  The practices of the Company relating to working capital are similar to those of other industrial service providers or manufacturers servicing both domestic and international industrial customers and commercial markets. These practices include the following:

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

(1)(vii)  In 2014, 2013 and 2012, the Harsco Metals & Minerals Segment had two customers that each provided in excess of 10% of this Segment's revenues under multiple long-term contracts at several mill sites. Additionally, consolidation in the global steel industry has increased the Company's exposure to these customers. The loss of any one of the contracts would not have a material adverse effect upon the Company's financial position or cash flows; however, it could have a significant effect on quarterly or annual results of operations. Additionally, these customers have significant accounts receivable balances. Further consolidation in the global steel industry is possible. Should further consolidation occur involving some of the Company's larger steel industry customers, it would result in an increase in concentration of revenues and credit risk for the Company. If a large customer were to experience financial difficulty, or file for bankruptcy protection, it could adversely impact the Company's income, cash flows and asset valuations. As part of its credit risk management practices, the Company closely monitors the credit standing and accounts receivable position of its customer base. As previously disclosed during the fourth quarter of 2013, the Company recorded a bad debt reserve of $2.6 million on receivables with a large steel mill customer who filed for protection under the Italian receivership procedures (the "Marzano Law"). During the second quarter of 2014, the customer terminated its contract with the Company under the provisions of the Marzano Law. As a result, during the second quarter of 2014, the Company recorded an additional bad debt reserve of $3.9 million on the remaining pre-receivership receivables with this customer. During the second quarter of 2014, one of the Company’s steel mill customers in Europe missed normal progress payments.  The Company has approximately $8 million of receivables, excluding value added tax, with this customer.  During the second quarter of 2014, the Company recorded a bad debt reserve of $3.6 million related to this receivable.  The Company believes the remaining amounts are collectible; however, if there is an adverse change in the Company's view on collectability, there could be a charge against income in future periods. Additionally, the Company recorded a bad debt reserve of $2.6 million during 2014 for one of its Canadian steel mill customers that filed for receivership protection during the course of the year as the Company has previously disclosed.  The amount of the bad debt reserve for this customer represents the full pre-receivership balance.

In 2014, 2013 and 2012, the Harsco Industrial Segment had one customer that provided in excess of 10% of the Segment's revenues. In 2014 and 2012, the Harsco Rail Segment had one customer and in 2013 two customers that provided in excess of 10% of the Segment's revenues. The loss of any of these customers would not have a material adverse impact on the Company's financial positions or cash flows; however, it could have a material effect on quarterly or annual results of operations.
(1)(viii)  At December 31, 2014, the Company's metals services contracts had estimated future revenues of $4.5 billion at expected production levels, compared with $5.4 billion at December 31, 2013. This decrease is primarily due to exited contracts associated with strategic actions from the Harsco Metals & Minerals Improvement Plan ("Project Orion") related to the focus on underperforming contracts and foreign currency translation. At December 31, 2014, the Harsco Rail Segment had an estimated order backlog of $348.8 million, compared with $229.4 million at December 31, 2013. This increase is primarily due to an additional contract award worth over $100 million through 2017 from the SBB, the federal railway system of Switzerland, partially offset by shipments during 2014. In addition, at December 31, 2014, the Company had an estimated order backlog of $146.9 million in its Harsco Industrial Segment, compared with $83.9 million at December 31, 2013. This increase is primarily due to bookings during the second-half of 2014 in the air-cooled heat exchangers business and the acquisition of Hammco in January 2014.
At December 31, 2014, $190.1 million or 38% of the Company's manufactured products order backlog is not expected to be filled in 2015. The majority of this backlog is expected to be filled in 2016 and the remainder in 2017. This is exclusive of long-term metals industry services contracts, roofing granules and industrial abrasives products, and minerals and metal recovery technologies services.
(1)(ix)  At December 31, 2014, the Company had no material contracts that were subject to renegotiation of profits or termination at the election of the United States Government.
(1)(x)  The Company's competitive environment is complex because of the wide diversity of services and products provided and the global breadth and depth of markets served. No single service provider or manufacturer competes with the Company with respect to all services provided or products manufactured and sold. In general, on a global basis, the Company's segments are among the market leaders in their respective sectors and compete with a range of global, regional and local businesses of varying size and scope.
Harsco Metals & Minerals Segment—This Segment provides outsourced on-site services to the global metals industries in approximately 35 countries, with the largest operations focused in the United States, the United Kingdom and Brazil. This Segment is one of the world's largest providers of on-site, outsourced services to the global metals industries. This Segment's key competitive factors are innovative resource recovery solutions, significant industry experience, technology, safety performance, service and value. This Segment competes principally with a number of privately-held businesses for services outsourced by customers. Additionally, due to the nature of this Segment's services, it encounters a certain degree of "competition" from potential new customers' desire to perform similar services themselves instead of using an outsourced solution.
Harsco Industrial Segment—This Segment includes manufacturing businesses located principally in the United States with an increasing focus on international growth. Key competitive factors include quality, value, technology and energy-efficiency. Primary competitors are U.S.-based manufacturers of similar products. In January 2014, the Company acquired Hammco, a provider of process coolers for the natural gas, natural gas processing and petrochemical industries.
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
(1)(xi)  The Company's expense for research and development activities was $6.3 million, $9.6 million and $9.1 million in 2014, 2013 and 2012, respectively. This excludes technology development and engineering costs classified in cost of services and products sold or selling, general and administrative expense. For additional information regarding research and development activities, see the Research and Development section included under Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

(1)(xii)  The Company has become subject to, as have others, stringent air and water quality control legislation. In general, the Company has not experienced substantial difficulty complying with these environmental regulations, and does not anticipate making any material capital expenditures for environmental control facilities. While the Company expects that environmental regulations may expand, and that its expenditures for air and water quality control will continue, it cannot predict the effect on its business of such expanded regulations. For additional information regarding environmental matters see Note 12, Commitments and Contingencies, to the Consolidated Financial Statements included under Part II, Item 8, "Financial Statements and Supplementary Data."
(1)(xiii)  At December 31, 2014, the Company had approximately 12,200 employees.

(d)	Financial Information about Geographic Areas
Financial information concerning international and domestic operations is included in Note 16, Information by Segment and Geographic Area, to the Consolidated Financial Statements under Part II, Item 8, "Financial Statements and Supplementary Data," which information is incorporated herein by reference. Export sales from the United States totaled $134.0 million, $143.7 million and $214.4 million in 2014, 2013 and 2012, respectively.

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

If the Company cannot generate future cash flows at a level sufficient to recover the net book value of any of reporting units, the Company may be required to record an impairment charge to earnings.
As a result of the Company's goodwill impairment testing, the Company may be required to record future impairment charges to the extent it cannot generate future cash flows at a level sufficient to recover the net book value of any of the Company's reporting units. For example, as a result of the October 1, 2012 annual goodwill impairment test, the Company recorded a $265.0 million goodwill impairment charge during the fourth quarter of 2012 related to the Harsco Infrastructure Segment. At December 31, 2014, almost all of the Company's goodwill is allocated to the Harsco Metals & Minerals Segment, which is included in the Harsco Metals & Minerals Segment. The Company's estimates of fair value are based on assumptions about the future operating cash flows and growth rates of each reporting unit and discount rates applied to these cash flows. Based on the uncertainty of future growth rates, restructuring savings and other assumptions used to estimate goodwill recoverability, future reductions in the Company's expected cash flows could cause a material non-cash goodwill impairment charge, which could have a material adverse effect on the Company's results of operations and financial condition.

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

•	longer payment cycles and difficulty in collecting accounts receivable;

•	complexities in complying with a variety of U.S. and international laws and regulations;

•	political, economic and social instability, civil and political unrest, terrorist actions and armed hostilities in the regions or countries in which the Company does business;

•	inflation rates in the countries in which the Company does business;

•	complying with complex labor laws in foreign jurisdictions;

•	laws in various international jurisdictions that limit the right and ability of subsidiaries to pay dividends and remit earnings to affiliated companies unless specified conditions are met;

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
The Company has operations in several countries in the Middle East, including Bahrain, Egypt, Israel, Qatar, Saudi Arabia and Oman, as well as India and Pakistan, some of which have recently experienced armed hostilities and civil unrest. Additionally, these countries are geographically close to other countries that may have a continued high risk of armed hostilities or civil unrest.
Exchange rate fluctuations may adversely impact the Company's business.
Fluctuations in foreign exchange rates between the U.S. dollar and the approximately 25 other currencies in which the Company currently conducts business may adversely impact the Company's results of operations in any given fiscal period. Approximately 17% and 25% of the Company's revenues were derived from operations where the Euro is the functional currency in 2014 and 2013, respectively, and approximately 12% of the Company's revenues were derived from operations in the United Kingdom during both 2014 and 2013. Furthermore, approximately 7% and 5% of the Company's revenues were derived from operations in Brazil for 2014 and 2013, respectively. The Company's principal foreign currency exposures are in the European Economic and Monetary Union, the United Kingdom and Brazil. Given the structure of the Company's operations, an increase in the value of the U.S. dollar relative to the foreign currencies in which the Company earns its revenues, generally has a negative impact on the translated amounts of the assets and liabilities, results of operations, and cash flows.

The Company's foreign currency exposures increase the risk of volatility in its consolidated financial statements. If currencies in the below regions change materially in relation to the U.S. dollar, the Company's financial position, results of operations, or cash flows may be materially affected.
Compared with the corresponding full-year period in 2013, the average value of major currencies changed as follows in relation to the U.S. Dollar during the full-year 2014, impacting the Company's revenues and income:

•	British pound sterling strengthened by 5%

•	euro weakened by 1%

•	Brazilian real weakened by 7%

Compared with exchange rates at December 31, 2013, the value of major currencies at December 31, 2014 changed as follows:

•	British pound sterling weakened by 6%

•	euro weakened by 12%

•	Brazilian real weakened by 11%
To illustrate the effect of foreign exchange rate changes in certain key markets of the Company, in 2014 revenues would have been approximately 1% or $20.0 million higher and operating income would have been approximately 3% or $2.2 million greater if the average exchange rates for 2013 were utilized. In a similar comparison for 2013, revenues would have been approximately 1% or $21.6 million higher and operating loss would have been approximately 2% or $2.8 million greater if the average exchange rates for 2012 were utilized.
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
Although the Company engages in foreign currency forward exchange contracts and other hedging strategies to mitigate foreign exchange transactional risks, hedging strategies may not be successful or may fail to completely offset these risks.
In addition, competitive conditions in the Company's manufacturing businesses may limit the Company's ability to increase product prices in the face of adverse currency movement. Sales of products manufactured in the United States for the domestic and export markets may be affected by the value of the U.S. dollar relative to other currencies. Any long-term strengthening of the U.S. dollar could depress demand for these products and reduce sales. Conversely, any long-term weakening of the U.S. dollar could improve demand for these products and increase sales.
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

•
The resource recovery technologies business of the Harsco Metals & Minerals Segment may be adversely impacted by slowdowns in customer production or a reduction in the selling prices of its materials, which are market-based and vary based upon the current fair value of the components being sold. Therefore, the revenue generated from the sale of such recycled materials varies based upon the fair value of the commodity components being sold;

•
The industrial abrasives and roofing granules business of the Harsco Metals & Minerals Segment may be adversely impacted by reduced home resales or economic conditions that slow the rate of residential roof replacement, or by slowdowns in the industrial and infrastructure refurbishment industries;

•	The Harsco Rail Segment may be adversely impacted by developments in the railroad industry that lead to lower capital spending or reduced track maintenance spending;

•
The air-cooled heat exchangers business of the Harsco Industrial Segment is affected by cyclical conditions in the natural gas, natural gas processing and petrochemical industries. Therefore, a slowdown in natural gas and petrochemical drilling or production could adversely affect this business;

•	Decreasing oil prices may adversely impact purchasing by energy sector customers in the Harsco Industrial Segment;

•	The industrial grating products business of the Harsco Industrial Segment may be adversely impacted by slowdowns in non-residential construction and industrial production; and

•	Capital constraints and increased borrowing costs may also adversely impact the financial position and operations of the Company's customers across all business segments.

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
The industries in which the Company operates are highly competitive:

•
The Harsco Metals & Minerals Segment is sustained mainly through contract renewals and new contract signings. The Company may be unable to renew contracts at historical price levels or to obtain additional contracts at historical rates as a result of competition. If the Company is unable to renew its contracts at the historical rates or renewals are at reduced prices, revenue and results of operations may decline. Additionally, the Company has elected not to renew certain underperforming contracts in an effort to improve overall profitability. This has a negative impact on revenues, but ultimately improves overall operating margins. The Company will continue to evaluate contracts in the Harsco Metals & Minerals Segment, which may adversely affect revenues.

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

The Company's businesses may be negatively affected by disputes with customers, including its major customers. The Company is currently party to multiple contracts in numerous countries with its largest customer, ArcelorMittal. These contracts cover a variety of services. From time to time, the Company may be negotiating the terms of current and potential future services to be rendered due to the scope and complexity of this relationship. Disagreements between the parties can arise as a result of the scope and nature of the relationship and these ongoing negotiations. The Company cannot predict whether such disputes will arise in the future and whether such conflicts will have a material adverse effect on the Company's financial position, results of operations or cash flows.

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

Any U.S. tax reform that reduces the Company's ability to defer U.S. taxes on earnings indefinitely reinvested outside of the United States could have a negative impact on the Company's ability to compete in the global marketplace. Recently, the Administration proposed a 14% current tax on all undistributed earnings of foreign subsidiaries of U.S. based companies.  If enacted, this proposal could materially affect the Company’s reported earnings and cash flows and impact the Company’s ability to compete abroad.  The Company will continue to monitor tax legislation to be in a position to fully understand its potential impact on the Company’s operations and to plan accordingly.
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
The Company's results of operations may be positively or negatively impacted by the amount of income or expense the Company records for defined benefit pension plans. The Company calculates income or expense for the defined benefit pension plans using actuarial valuations that reflect assumptions relating to financial market and other economic conditions. The most significant assumptions used to estimate defined benefit pension income or expense for the upcoming year are the discount rate, the expected long-term rate of return on plan assets and mortality assumptions. If there are significant changes in key economic indicators, the impact of these assumptions may materially affect the Company's financial position, results of operations and cash flows. These key economic indicators would also likely affect the amount of cash the Company would contribute to the defined benefit pension plans.
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
The Company’s 5.75% and 2.7% notes include covenants that require the Company to offer to repurchase the notes at 101% of par in the event of a change of control of the Company or disposition of substantially all of the Company’s assets in combination with a downgrade in the Company’s credit rating to non-investment grade. The Company’s credit facility contains covenants that stipulate a maximum total consolidated debt to consolidated earnings before interest, taxes, depreciation and amortization ("EBITDA") ratio of 3.5 to 1.0, limit the proportion of subsidiary consolidated indebtedness to a maximum of 10% of consolidated tangible assets, and specify a minimum ratio of consolidated EBITDA to consolidated interest charges of 3.0 to 1.0.  These covenants limit the amount of debt the Company may incur, which could limit the Company's ability to obtain additional financing or pursue business opportunities. In addition, the Company's ability to comply with these ratios may be affected by events beyond its control. A breach of any of these covenants or the inability to comply with the required financial ratios could result in a default under the credit facility. In the event of any default under the credit facility, the lenders under the facility could elect to declare all borrowings outstanding, together with accrued and unpaid interest and other fees, to be due and payable, which would cause an event of default under the credit facility. This could, in turn, trigger an event of default under the cross-default provisions of the Company's other outstanding indebtedness.

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
The Company uses cross currency interest rate swaps in conjunction with certain debt issuances in order to secure either a fixed or floating local currency interest rate. The Company has foreign currency forward exchange contracts outstanding as part of a worldwide program to minimize foreign currency operating income and balance sheet exposure. Foreign currency forward exchange contracts are used to hedge commitments, such as foreign currency debt, firm purchase commitments and foreign currency cash flows for certain export sales transactions. The unsecured contracts for cross currency interest rate swaps and foreign currency forward exchange contracts outstanding at December 31, 2014 mature at various times through 2020 and are with major financial institutions. The Company may also enter into derivative contracts to hedge commodity exposures. The Company may be exposed to credit loss in the event of non-performance by the counterparties to the contracts.
The failure of a counterparty to fulfill its obligation under the committed credit facility or derivative financial instruments may have a material adverse effect on the Company's results of operations, financial condition, liquidity and cash flows.
The Company's cash flows and earnings are subject to changes in interest rates.
The Company's total debt at December 31, 2014 was $871.6 million. Of this amount, approximately 17% had variable rates of interest and approximately 83% had fixed rates of interest. The weighted average interest rate of total debt was 4.6%. At current debt levels, a one percentage point increase/decrease in variable interest rates would increase/decrease interest expense by $1.5 million per year. If the Company is unable to successfully manage its exposure to variable interest rates, its results of operations and financial condition may be negatively impacted.

Additionally, whenever the Company refinances fixed rate debt, the new interest rates may negatively impact the Company's results of operations. The interest rates associated with new fixed rate debt are impacted by several factors including, but not limited to, currency, market conditions, term of the borrowings and the financial results of the Company.

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
The Company retains a significant portion of the risk for property, workers' compensation, U.K. employers' liability, automobile and general and product liability losses. Reserves have been recorded that reflect the undiscounted estimated liabilities for ultimate losses, including claims incurred but not reported. Inherent in these estimates are assumptions that are based on the Company's history of claims and losses, a detailed analysis of existing claims with respect to potential value, and current legal and legislative trends. At December 31, 2014 and 2013, the Company had recorded liabilities of $47.9 million and $52.4 million, respectively, related to both asserted and unasserted insurance claims. Included in the balance at December 31, 2014 and 2013 were $3.8 million and $4.0 million, respectively, of recognized liabilities covered by insurance carriers. If actual claims are higher than those projected by management, an increase to the Company's insurance reserves may be required and would be recorded as a charge to income in the period the need for the change was determined. Conversely, if actual claims are lower than those projected by management, a decrease to the Company's insurance reserves may be required and would be recorded as a reduction to expense in the period the need for the change was determined.

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
Volatility in energy prices could reduce the Company's profitability.
The Company's Air-cooled heat exchangers business manufactures products that are utilized within the energy supply chain. These products are used to support the infrastructure investments or expansions, as well as maintain current output levels, of the Company's customers. Volatility and changes in energy prices, both for natural gas and oil, affect the financial performance of certain of the Company's customers and may impact the demand for the Company's products.

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
Certain services performed by the Harsco Metals & Minerals Segment result in the recovery, processing and sale of recovered metals and minerals and other high-value metal by-products to its customers. The selling price of the by-products material is market-based and varies based upon the current fair value of its components. Therefore, the revenue amounts generated from the sale of such by-products material vary based upon the fair value of the commodity components being sold.

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

The Company may be unable to achieve, or may be delayed in achieving, its cost-cutting initiatives, strategic initiatives, and portfolio optimization initiatives, and this may adversely affect operating results and cash flow.
As part of its continuing efforts to improve operating efficiencies and reduce operating costs, the Company has in the past implemented numerous cost-cutting initiatives, strategic initiatives, and portfolio optimization initiatives, including initiatives implemented in the fourth quarter of 2013 and throughout 2014. The Company anticipates that it will continue to implement additional initiatives in 2015 and beyond when circumstances warrant. If the Company is unable to achieve, or has any unexpected delays in achieving, the anticipated cost savings and benefits associated with these initiatives, its results of operations and cash flow may be adversely affected. Even if the Company meets the goals pursuant to these initiatives, it may not receive the expected financial benefits of these initiatives.

The Company’s ongoing operations are subject to extensive laws, regulations, rules and ordinances relating to safety, health and environmental matters that impose significant costs and liabilities on the Company, and future laws and governmental standards could increase these costs and liabilities.
The Company is subject to a variety of international, federal, state and local laws and governmental regulations, rules and ordinances regulating the use of certain materials contained in its products and/or used in its manufacturing processes. Many of these laws and governmental standards provide for extensive obligations that require the Company to incur significant compliance costs, and impose substantial monetary fines and/or criminal sanctions for violations. Furthermore, such laws and standards are subject to change and may become more stringent.

In particular, the U.S. Occupational Safety and Health Administration is reviewing its worker safety standards related to exposure to beryllium, which is a component of Harsco Minerals’ BLACK BEAUTY® abrasives. Although it is not possible to predict changes in laws or other governmental standards, the development, proposal or adoption of more stringent laws or governmental standards may affect buying decisions by the users of the Company’s products that contain regulated materials or that involve the use of such materials in the manufacturing process. If applicable laws and governmental standards become made more stringent and/or the Company’s customers or other downstream users decide to reduce their use of its products, our results of operations, liquidity and financial condition could be materially adversely affected.

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

Increased information technology security threats and more sophisticated computer crime pose a risk to the Company's systems, networks, products and services.
The Company relies upon information technology systems and networks in connection with a variety of business activities, some of which are managed by third parties. Additionally, the Company collects and stores data that is of a sensitive nature. The secure operation of these information technology systems and networks, and the processing and maintenance of this data is critical to the Company's business operations and strategy. Information technology security threats - from user error to attacks designed to gain unauthorized access to the Company's systems, networks and data - are increasing in frequency and sophistication. Attacks may range from random attempts to coordinated and targeted attacks, including sophisticated computer crime and advanced persistent threats. These threats pose a risk to the security of the Company's systems and networks and the confidentiality, availability and integrity of the Company's data. Should an attack on the Company's information technology systems and networks succeed it could expose the Company and the Company's employees, customers, dealers and suppliers to misuse of information or systems, the compromising of confidential information, manipulation and destruction of data, production downtimes and operations disruptions. The occurrence of any of these events could adversely affect the Company's reputation, competitive position, business and results of operations. In addition, such breaches in security could result in litigation, regulatory action and potential liability and the costs and operational consequences of implementing further data protection measures.

The Company's intellectual property portfolio may not prevent competitors from independently developing similar or duplicative products and services.
The Company's patents and other intellectual property may not prevent competitors from independently developing or selling similar or duplicative products and services, and there can be no assurance that the resources invested by the Company to protect the Company's intellectual property will be sufficient or that the Company's intellectual property portfolio will adequately deter misappropriation or improper use of the Company's technology. The Company could also face competition in some countries where the Company has not invested in an intellectual property portfolio. The Company may also face attempts to gain unauthorized access to the Company's IT systems or products for the purpose of improperly acquiring trade secrets or confidential business information. The theft or unauthorized use or publication of the Company's trade secrets and other confidential business information as a result of such an incident could adversely affect the Company's competitive position and the value of the Company's investment in research and development. The Company may be unable to secure or retain ownership or rights to use data in certain software analytics or services offerings. In addition, the Company may be the target of aggressive and opportunistic enforcement of patents by third parties, including non-practicing entities. Regardless of the merit of such claims, responding to infringement claims can be expensive and time-consuming. If the Company is found to infringe any third-party rights, the Company could be required to pay substantial damages or could be enjoined from offering some of the Company's products and services. Also, there can be no assurances that the Company will be able to obtain or renew from third parties the licenses needed in the future, and there is no assurance that such licenses can be obtained on reasonable terms.

Union disputes or other labor matters could adversely affect the Company's operations and financial results.
Some of the Company's employees are represented by labor unions in a number of countries under various collective bargaining agreements with varying durations and expiration dates. There can be no assurance that any current or future issues with the Company's employees will be resolved or that the Company will not encounter future strikes, work stoppages or other types of conflicts with labor unions or the Company's employees. The Company may not be able to satisfactorily renegotiate collective bargaining agreements in the United States and other countries when they expire. If the Company fails to renegotiate existing collective bargaining agreements, the Company could encounter strikes or work stoppages or other types of conflicts with labor unions. In addition, existing collective bargaining agreements may not prevent a strike or work stoppage at the Company's facilities in the future. The Company may also be subject to general country strikes or work stoppages unrelated to the Company's business or collective bargaining agreements. A work stoppage or other limitations on production at the Company's facilities for any reason could have an adverse effect on the Company's business, results of operations and financial condition. In addition, many of the Company's customers and suppliers have unionized work forces. Strikes or work stoppages experienced by the Company's customers or suppliers could have an adverse effect on the Company's business, results of operations and financial condition.

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

Location	Principal Products	Interest
Harsco Metals & Minerals Segment
Coronel Fabriciano, Brazil	Minerals and Resource Recovery Technologies	Owned
East Chicago, Indiana, United States	Minerals and Resource Recovery Technologies	Owned
Mitterdorf, Austria	Minerals and Resource Recovery Technologies	Leased
Sarver, Pennsylvania, United States	Minerals and Resource Recovery Technologies	Owned
Sorel—Tracy, Canada	Minerals and Resource Recovery Technologies	Leased
Taiyuan City, China	Minerals and Resource Recovery Technologies	Owned and Leased
Timoteo, Brazil	Minerals and Resource Recovery Technologies	Leased
Warren, Ohio, United States	Minerals and Resource Recovery Technologies	Owned
Drakesboro, Kentucky, United States	Roofing Granules/Abrasives	Owned
Gary, Indiana, United States	Roofing Granules/Abrasives	Owned
Fairless Hills, Pennsylvania, United States	Roofing Granules/Abrasives	Owned
Moundsville, West Virginia, United States	Roofing Granules/Abrasives	Leased
Harsco Rail Segment
Brendale, Australia	Rail Maintenance Equipment	Owned
Ludington, Michigan, United States	Rail Maintenance Equipment	Owned
West Columbia, South Carolina, United States	Rail Maintenance Equipment	Owned
Harsco Industrial Segment
Catoosa, Oklahoma, United States	Heat Exchangers	Owned and Leased
Owasso, Oklahoma, United States	Heat Exchangers	Leased
Sapulpa, Oklahoma, United States	Heat Exchangers	Leased
East Stroudsburg, Pennsylvania, United States	Heat Transfer Products	Owned
Channelview, Texas, United States	Industrial Grating Products	Owned
Garrett, Indiana, United States	Industrial Grating Products	Leased
Leeds, Alabama, United States	Industrial Grating Products	Owned
Queretaro, Mexico	Industrial Grating Products	Owned
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

Supplementary Item.    Executive Officers of the Registrant
Set forth below, at March 2, 2015, are the executive officers of the Company and certain information with respect to each of them. Except as otherwise set forth below, each executive officer was last elected to his or her respective position effective February 20, 2015. All terms expire on April 26, 2016. There are no family relationships among any of the executive officers.

Name	Age	Position with the Company
Executive Officers:
F. Nicholas Grasberger, III	51	President and Chief Executive Officer
Peter F. Minan	53	Chief Financial Officer
A. Verona Dorch	47	Chief Legal Officer, Chief Compliance Officer and Corporate Secretary
Richard E. Lundgren, Jr.	57	Senior Vice President and Group President-Harsco Metals & Minerals
Scott H. Gerson	44	Vice President and Group President–Harsco Industrial
Scott W. Jacoby	48	Vice President and Group President–Harsco Rail
Tracey L. McKenzie	47	Vice President and Chief Human Resources Officers

F. Nicholas Grasberger, III
President and Chief Executive Officer since August 1, 2014, and became a member of the Board of Directors on April 29, 2014. Served as Senior Vice President and Chief Financial Officer from April 22, 2013 to November 11, 2014, and President and Chief Operating Officer from April 8, 2014 to August 1, 2014. Prior to joining the Company, Mr. Grasberger was Managing Director of Fenner Plc’s Precision Polymer division from March 2011 to April 2013. From April 1, 2009 to November 9, 2009 he served as Executive Vice President and Chief Executive Officer of Armstrong Building Products. From January 2005 to March 31, 2009 he served as Senior Vice President and Chief Financial Officer of Armstrong World Industries, Inc. Prior to his employment with Armstrong, Mr. Grasberger served as Vice President and Chief Financial Officer of Kennametal Inc. from 2000 to 2004.

Peter F. Minan
Chief Financial Officer since November 11, 2014. Mr. Minan has an extensive background in global financial management acquired through a nearly 30-year career with KPMG from 1983 to 2012. He became a partner at KPMG in 1993 and served as global lead partner for several multi-national Fortune 500 industrial and consumer audits. His roles included National Managing Partner, U.S. Audit practice, and Partner in Charge, Washington/Baltimore Audit practice. His most recent role was with Computer Sciences Corporation, where he served as Vice President of Enterprise Risk Management and Internal Audit from 2012 to 2013.

A. Verona Dorch
Chief Legal Officer, Chief Compliance Officer and Corporate Secretary since June 5, 2012. Served as Vice President, Deputy General Counsel and Assistant Corporate Secretary from April 26, 2011 to June 4, 2012, as Assistant General Counsel and Assistant Corporate Secretary from January 1, 2008 to April 25, 2011 and as Assistant General Counsel from July 6, 2006 to December 31, 2007. Prior to joining the Company, Ms. Dorch served as a senior associate in the Virginia and San Francisco offices of Pillsbury Winthrop Shaw Pittman LLP and worked in Tokyo, Japan for 2 1/2 years. Before that, she held senior legal positions with leading law firms in New York and Boston.

Richard E. Lundgren, Jr.
Senior Vice President and Group President–Harsco Metals & Minerals since April 7, 2014. Mr. Lundgren has extensive experience as an operations executive, most recently serving as Chief Executive Officer for Shale-Inland Holdings, a leading distribution company for specialty metal products from 2012 to 2013. Prior to that, he was President of Tyco Thermal Controls, a global operating division of Tyco International, from 2006 to 2012. Mr. Lundgren started his career with Monsanto Company and later served in several senior roles in Huntsman Corporation.

Scott H. Gerson
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

Scott W. Jacoby
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

Tracey L. McKenzie
Vice President and Chief Human Resources Officer since September 2014. Prior to joining Harsco in September 2014, Ms. McKenzie served as Global HR Vice President for JLG Industries, a leader in the manufacturing sector for advanced aerial lift systems.  Ms. McKenzie previously held executive level HR positions in her native Australia, and worked at Pacific Scientific Aerospace (a division of Danaher).

PART II
Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Harsco Corporation common stock is listed on the New York Stock Exchange. At December 31, 2014, there were 80,659,850 shares outstanding. In 2014, the Company's common stock traded in a range of $16.48 to $28.19 and closed at $18.89 at year-end. At December 31, 2014, there were approximately 11,700 stockholders. There are no significant limitations on the payment of dividends included in the Company's loan agreements. For additional information regarding Harsco Corporation's common stock market price and dividends declared, see Dividend Action under Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the Common Stock Price and Dividend Information under Part II, Item 8, "Financial Statements and Supplementary Data." For additional information on the Company's equity compensation plans see Part III, Item 11, "Executive Compensation."
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (a)
October 1, 2014-October 31, 2014	—	$—	—	2,000,000
November 1, 2014-November 30, 2014	—	—	—	2,000,000
December 1, 2014-December 31, 2014	150,000	19.09	—	1,850,000
Total	150,000	$19.09	—
(a) At December 31, 2014, 1,850,000 shares remained available for repurchase under the Company's share repurchase program. Subsequent to December 31, 2014, the Company repurchased an additional 596,632 shares. The Company's share repurchase program expired on January 31, 2015.

Item 6.    Selected Financial Data.
Five-Year Statistical Summary

(In thousands, except per share, employee information and percentages)	2014		2013 (a)		2012		2011			2010
Statement of operations information
Revenues from continuing operations	$2,065,738		$2,896,520		$3,046,018		$3,302,740			$3,038,678
Amounts attributable to Harsco Corporation common stockholders
Income (loss) from continuing operations	$(24,902)		$(226,449)		$(253,693)		$(9,447)			$10,885
Income (loss) from discontinued operations	110		(1,492)		(919)		(2,063)			(4,131)
Net income (loss)	(24,792)		(227,941)		(254,612)		(11,510)			6,754
Financial position and cash flow information
Working capital	$116,262		$231,986		$428,868		$377,163			$387,082
Total assets	2,263,801		2,441,748		2,975,969		3,338,877			3,469,220
Long-term debt	829,709		783,158		957,428		853,800			849,724
Total debt	871,645		810,904		969,266		908,772			884,932
Depreciation and amortization	176,326		237,041		272,117		310,441			315,239
Capital expenditures	(207,978)		(246,147)		(265,023)		(313,101)			(192,348)
Cash provided by operating activities	225,846		188,255		198,879		298,776			401,427
Cash provided (used) by investing activities	(228,680)		62,685		(219,268)		(255,822)			(202,023)
Cash used by financing activities	(21,794)		(248,664)		(4,546)		(39,554)			(171,521)
Ratios
Return on average equity (b)	(4.4)%		(29.1)%		(21.7)%		(0.6)%			0.7%
Current ratio (c)	1.2	:1	1.4	:1	1.7	:1	1.5	:1		1.5	:1
Per share information attributable to Harsco Corporation common stockholders
Basic—Income (loss) from continuing operations	$(0.31)		$(2.80)		$(3.15)		$(0.12)			$0.14
Loss from discontinued operations	—		(0.02)		(0.01)		(0.03)			(0.05)
Net income (loss)	$(0.31)		$(2.82)		$(3.16)		$(0.14)		(d)	$0.08		(d)
Diluted—Income (loss) from continuing operations	$(0.31)		$(2.80)		$(3.15)		$(0.12)			$0.13
Loss from discontinued operations	—		(0.02)		(0.01)		(0.03)			(0.05)
Net income (loss)	$(0.31)		$(2.82)		$(3.16)		$(0.14)		(d)	$0.08
Other information
Book value per share (e)	$4.44		$7.52		$10.69		$15.16			$18.23
Cash dividends declared per share	0.820		0.820		0.820		0.820			0.820
Diluted weighted-average number of shares outstanding	80,884		80,755		80,632		80,736			80,761
Number of employees	12,200		12,300		18,500		19,650			19,300

(a)	Includes impacts of the Infrastructure Transaction consummated on November 26, 2013.

(b)	Return on average equity is calculated by dividing income (loss) from continuing operations by average equity throughout the year.

(c)	Current ratio is calculated by dividing total current assets by total current liabilities.

(d)	Does not total due to rounding.

(e)	Book value per share is calculated by dividing total equity by shares outstanding.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion should be read in conjunction with the Consolidated Financial Statements of Harsco Corporation (the "Company") provided under Part II, Item 8, "Financial Statements and Supplementary Data," of this Annual Report on Form 10-K.
Amounts included in this Item 7 of this Annual Report on Form 10-K are rounded in millions and all percentages are calculated based on actual amounts. As a result, minor differences may exist due to rounding.
Forward-Looking Statements

The nature of the Company's business and the many countries in which it operates subject it to changing economic, competitive, regulatory and technological conditions, risks and uncertainties. In accordance with the "safe harbor" provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, the Company provides the following cautionary remarks regarding important factors that, among others, could cause future results to differ materially from the results contemplated by forward-looking statements, including the expectations and assumptions expressed or implied herein. Forward-looking statements contained herein could include, among other things, statements about management's confidence in and strategies for performance; expectations for new and existing products, technologies and opportunities; and expectations regarding growth, sales, cash flows, and earnings. Forward-looking statements can be identified by the use of such terms as "may," "could," "expect," "anticipate," "intend," "believe," "likely," "estimate," "plan" or other comparable terms.
Factors that could cause actual results to differ, perhaps materially, from those implied by forward-looking statements include, but are not limited to: (1) changes in the worldwide business environment in which the Company operates, including general economic conditions; (2) changes in currency exchange rates, interest rates, commodity and fuel costs and capital costs; (3) changes in the performance of equity and bond markets that could affect, among other things, the valuation of the assets in the Company's pension plans and the accounting for pension assets, liabilities and expenses; (4) changes in governmental laws and regulations, including environmental, occupational health and safety, tax and import tariff standards; (5) market and competitive changes, including pricing pressures, market demand and acceptance for new products, services and technologies; (6) the Company's inability or failure to protect its intellectual property rights from infringement in one or more of the many countries in which the Company operates; (7) failure to effectively prevent, detect or recover from breaches in the Company's cybersecurity infrastructure; (8) unforeseen business disruptions in one or more of the many countries in which the Company operates due to political instability, civil disobedience, armed hostilities, public health issues or other calamities; (9) disruptions associated with labor disputes and increased operating costs associated with union organization; (10) the seasonal nature of the Company's business; (11) the Company's ability to successfully enter into new contracts and complete new acquisitions or strategic ventures in the time-frame contemplated, or at all; (12) the integration of the Company's strategic acquisitions; (13) the amount and timing of repurchases of the Company's common stock, if any; (14) the prolonged recovery in global financial and credit markets and economic conditions generally, which could result in the Company's customers curtailing development projects, construction, production and capital expenditures which, in turn, could reduce the demand for the Company's products and services and, accordingly, the Company's revenues, margins and profitability; (15) the outcome of any disputes with customers, contractors and subcontractors; (16) the financial condition of the Company's customers, including the ability of customers (especially those that may be highly leveraged and those with inadequate liquidity) to maintain their credit availability; (17) the Company's ability to successfully implement and receive the expected benefits of cost-reduction and restructuring initiatives, including the achievement of expected cost savings in the expected time frame; (18) the ability to successfully implement the Company's strategic initiatives and portfolio optimization and the impact of such initiatives, such as the Harsco Metals & Minerals Segment's Improvement Plan ("Project Orion"); (19) the ability of the strategic venture between the Company and Clayton, Dubilier & Rice ("CD&R") to effectively integrate the Company's Infrastructure business and the Brand Energy & Infrastructure Services business and realize the synergies contemplated by the transaction; (20) the Company's ability to realize cost savings from the divestiture of the Infrastructure business, as well as the transaction being accretive to earnings and improving operating margins and return on capital; (21) the amount ultimately realized from the Company's exit from the strategic venture between the Company and CD&R and the timing of such exit; (22) risk and uncertainty associated with intangible assets; and (23) other risk factors listed from time to time in the Company's SEC reports. A further discussion of these, along with other potential risk factors, can be found in Part I, Item 1A, "Risk Factors," of this Annual Report on Form 10-K. The Company cautions that these factors may not be exhaustive and that many of these factors are beyond the Company's ability to control or predict. Accordingly, forward-looking statements should not be relied upon as a prediction of actual results. The Company undertakes no duty to update forward-looking statements except as may be required by law.

Executive Overview
In November 2013, the Company consummated the previously announced transaction to sell the Company's Harsco Infrastructure Segment into a strategic venture with CD&R as part of a transaction that combines the Harsco Infrastructure Segment with Brand Energy & Infrastructure Services, Inc., which CD&R simultaneously acquired (the "Infrastructure Transaction"). The Company has contributed substantially all of the Company's equity interest in, and the net assets of, the Harsco Infrastructure Segment to the strategic venture in exchange for $300 million, subject to working capital and other adjustments, and an approximate 29% equity interest in the resulting entity (the "Infrastructure strategic venture" or "Brand"). The Company recorded an additional loss on disposal of $3.9 million during 2014. Further adjustment to the loss on disposal of the Harsco Infrastructure Segment may be necessary as the result of the final valuation of certain items. The Company does not expect that the ultimate conclusion of these items will have a material adverse effect on the Company's financial condition, results of operations or cash flows.

In the Harsco Metals & Minerals Segment, overall global steel production increased modestly while mill utilization remained relatively flat during 2014. Nickel prices and related demand increased moderately during 2014 when compared with the prior year, with the Company also realizing contributions from the ramp-up of new contracts at certain locations. Offsetting these benefits were the impact of certain lost contracts, charges from the Company's actions initiated under Project Orion, charges associated with two steel mill customers in receivership protection and the Company's decisions during the year to address certain underperforming contracts.

In May 2014, the Company began executing Project Orion after conducting an analysis of the business to identify opportunities to improve its core processes and to simplify its organizational structure. The goals of Project Orion are improving financial returns and providing higher and more consistent levels of value added services to customers by improving the bid and contract management process, improving underperforming contracts and simplifying operational structures. The Company incurred $12.0 million in charges related to phases one and two of Project Orion during 2014. As a result of actions initiated under phase one of Project Orion during 2014, the Company realized compensation savings of approximately $6 million for the full year ended December 31, 2014, or approximately $17 million on an annualized basis, with benefits from phase two actions expected to commence in 2015. Annual recurring benefits from compensation and other operational savings under phases one and two of Project Orion are expected to be approximately $24 million and $13 million, respectively. Please see Note 19, Restructuring Programs, to the Consolidated Financial Statements under Part II, Item 8, "Financial Statements and Supplementary Data" for additional information.

In connection with Project Orion's focus on underperforming contracts, during 2014 the Company recorded pre-tax charges of $47.5 million primarily for site exit costs and non-cash long-lived asset impairment charges to reduce the carrying value of assets at certain sites to fair value based upon the expected future realizable cash flows, including anticipated selling prices, based on the Company's strategic decisions made through the course of the year. The possibility exists that the Company may take similar strategic actions with respect to other underperforming assets at certain sites that may result in additional exit costs and non-cash asset impairment charges in the future when such decisions are finalized.

As the Company has previously disclosed, one of the Company's large steel mill customers in Europe filed for protection under Italian receivership procedures (the "Marzano Law"). During 2013, the Company recorded a bad debt reserve of $2.6 million on receivables with this customer. During 2014, the customer terminated its contract with the Company under the provisions of the Marzano Law. As a result of this termination, the Company recorded an additional bad debt reserve of $3.9 million on the remaining pre-receivership receivables with this customer during 2014. The Company also recorded an additional charge of $7.7 million during 2014 primarily for non-cash long-lived asset impairments to reduce the carrying value of assets used at the customer's site to fair value based upon the expected future realizable cash flows, including anticipated selling prices. Additionally, the Company recorded a bad debt reserve of $2.6 million during 2014 for one of its Canadian steel mill customers that filed for receivership protection during the course of the year as the Company has previously disclosed. The amount of the bad debt reserve for this customer represents the full pre-receivership balance.
The Harsco Rail Segment's 2014 results benefited from robust demand for its after-market parts and contract services. Partially offsetting these benefits was a decline in the volume of equipment deliveries when compared to 2013, most notably from the decreased volume attributable to completing the large contract with the China Railway Corporation, formerly the China Ministry of Railways (the "CRC").
The Harsco Industrial Segment recorded another strong performance during 2014, led by favorable volume increases in its air-cooled heat exchangers and industrial boilers businesses in the North American market and the benefits from its acquisition of Hammco Corporation ("Hammco") during January 2014. The Hammco acquisition provides the Harsco Industrial Segment with an entry into the process cooler market. The Segment experienced decreased demand in the Asia-Pacific market for its air-cooled heat exchangers and in the North American market for its industrial grating products.

Revenues by Segment

(Dollars in millions)	2014	2013	Change	%
Harsco Metals & Minerals	$1,377.6	$1,359.0	$18.6	1.4%
Harsco Infrastructure (a)	—	885.4	(885.4)	(100.0)
Harsco Industrial	412.5	366.0	46.6	12.7
Harsco Rail	275.6	286.2	(10.6)	(3.7)
Total Revenues	$2,065.7	$2,896.5	$(830.8)	(28.7)%
(a) In November 2013, the Company consummated the Infrastructure Transaction and, accordingly, there is no revenue for the Harsco Infrastructure Segment for 2014. The results of the Harsco Infrastructure Segment from January 1, 2013 through the date of closing are reported in the Company's results of operations for 2013.

Revenues by Region

(Dollars in millions)	2014	2013	Change	%
Western Europe	$588.2	$1,061.3	$(473.1)	(44.6)%
North America	940.9	1,094.3	(153.4)	(14.0)
Latin America (b)	247.9	317.6	(69.7)	(21.9)
Asia-Pacific	157.5	186.3	(28.8)	(15.5)
Middle East and Africa	66.5	154.6	(88.0)	(57.0)
Eastern Europe	64.7	82.5	(17.8)	(21.5)
Total Revenues	$2,065.7	$2,896.5	$(830.8)	(28.7)%
(b) Includes Mexico.
Revenues for the Company totaled $2.1 billion and $2.9 billion for 2014 and 2013, respectively. The change is primarily related to the Harsco Infrastructure Segment that was disposed of as part of the Infrastructure Transaction in the fourth quarter of 2013. Foreign currency translation decreased revenues by $20.0 million for 2014 in comparison with the prior year. Revenues from the Company's targeted growth markets (those outside North America and Western Europe) were approximately 26% of total revenues in 2014 and 2013.

Operating Income (Loss) by Segment (c)

(Dollars in millions)	2014	2013	Change	%
Harsco Metals & Minerals	$9.9	$95.3	$(85.5)	(89.7)%
Harsco Infrastructure (d)	—	(255.3)	255.3	100.0
Harsco Industrial	63.7	59.0	4.7	8.0
Harsco Rail	37.1	27.7	9.4	34.0
Corporate (e)	(47.2)	(61.5)	14.3	23.2
Total Operating Income (Loss)	$63.5	$(134.8)	$198.3	147.1%

Operating Margins by Segment (c)

	2014	2013
Harsco Metals & Minerals	0.7%	7.0%
Harsco Infrastructure (d)	—	(28.8)
Harsco Industrial	15.4	16.1
Harsco Rail	13.5	9.7
Consolidated Operating Margin	3.1%	(4.7)%
(c) The Company has reclassified segment operating results for the twelve months ended December 31, 2013 to conform to the revised manner in which the Company now allocates corporate expenses to operating segments as a result of changes in organizational structure resulting from the Infrastructure Transaction, which occurred in the fourth quarter of 2013. The changes do not impact the Company's previously reported consolidated revenues from continuing operations, operating income (loss) from continuing operations or income (loss) from continuing operations before income taxes and equity income.
(d) In November 2013, the Company consummated the Infrastructure Transaction and, accordingly, there is no operating income (loss) for the Harsco Infrastructure Segment for 2014. The results of the Harsco Infrastructure Segment from January 1, 2013 through the date of closing are reported in the Company's results of operations for 2013.
(e) For the twelve months ended December 31, 2014, Corporate includes a $6.1 million loss on disposal of the Harsco Infrastructure Segment and transaction costs. Additionally, for the twelve months ended December 31, 2014, Corporate includes net periodic pension cost for defined benefit pension plans retained by the Company as part of the Infrastructure Transaction of $5.7 million.

Operating income from continuing operations for 2014 was $63.5 million compared with an operating loss from continuing operations of $134.8 million in 2013.

Factors Positively Affecting Operating Income:

•	Year over year decline in the loss on disposal of the Harsco Infrastructure Segment including transaction costs of $291.4 million recorded during 2013 compared with $6.1 million recorded during 2014.

•
Year over year decline in the non-cash long-lived asset impairment charge on rail grinders used in providing contract services in the Harsco Rail Segment of $9.0 million recorded during 2013 compared with $0.6 million recorded during 2014.

Factors Negatively Impacting Operating Income:

•	Project Orion restructuring charges of $12.0 million recorded during 2014.

•
Charges of $47.5 million recorded during 2014, primarily for site exit costs and non-cash long-lived asset impairment charges, associated with strategic actions from Project Orion's focus on underperforming contracts.

•
Administrative costs increased by $17.9 million during 2014 primarily attributable to increased consulting costs to support Project Orion, inflationary measures on compensation and welfare benefits and site ramp-ups in the Harsco Metals & Minerals Segment..

•
Increased bad debt reserve of $3.9 million and a charge of $7.7 million, primarily for non-cash long lived asset impairment, for the Company's large steel mill customer in Europe in receivership, and a bad debt reserve of $2.6 million for one of the Company's Canadian steel mill customers that filed for receivership protection.

•	Increased reserves for various Brazilian labor claims of $7.5 million for the Harsco Metals & Minerals Segment.
This change in Operating income (loss) from continuing operations, the non-cash Change in fair value to the unit adjustment liability related to the Infrastructure Transaction and a decrease in income taxes were the primary drivers of the diluted loss per share from continuing operations for 2014 of $0.31 compared with a loss of $2.80 for 2013.
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

Harsco Metals & Minerals Segment:

Significant Effects on Revenues (In millions)
Revenues—2013	$1,359.0
Net effects of price/volume changes, primarily attributable to volume changes.	78.5
Net impact of new contracts and lost contracts (including exited underperforming contracts).	(40.1)
Impact of foreign currency translation.	(19.8)
Revenues—2014	$1,377.6
Factors Positively Affecting Operating Income:

•	Nickel prices increased 12% during 2014 compared with 2013.

•	Increased global steel production in the metals services business. Overall, steel production by customers under services contracts increased 2% during 2014 compared with 2013.

•	Compensation savings of $6.0 million realized under phase one of Project Orion.

•	Impact of the ramp-up of new contracts and exited underperforming contracts of $12.6 million during 2014 compared with 2013.

Factors Negatively Impacting Operating Income:

•	Project Orion restructuring charges of $12.0 million recorded during 2014.

•
Charges of $47.5 million recorded during 2014, primarily attributable to site exit costs and non-cash long-lived asset impairment charges, associated with strategic actions from Project Orion's focus on underperforming contracts.

•
Increased bad debt reserve of $3.9 million and a charge of $7.7 million, primarily for non-cash long-lived asset impairment, as a result of a contract termination during 2014 for one of the Company's steel mill customers in Europe in receivership.

•
Administrative costs increased by $17.9 million during 2014 primarily attributable to increased consulting costs to support Project Orion, inflationary measures on compensation and welfare benefits and site ramp-ups.

•	Increased bad debt reserve of $2.6 million, net of value added tax, recorded during 2014 for one of the Company's Canadian steel mill customers that filed for receivership.

•	Reserves for Brazilian labor and non-income tax claims increased by $7.5 million.

•	Increased bad debt reserves of $3.6 million, net of value added tax, recorded during 2014 for one of the Company's steel mill customers in Europe as a result of missed progress payments.

•	Reduced operating income of $2.8 million from the impacts of foreign currency translation.

Harsco Industrial Segment:

Significant Effects on Revenues (In millions)
Revenues—2013	$366.0
Effect of Hammco acquisition.	32.7
Net effects of price/volume changes, primarily attributable to volume changes.	15.9
Impact of foreign currency translation.	(2.1)
Revenues—2014	$412.5
Factors Positively Affecting Operating Income:

•
Incremental effect of $1.4 million attributable to the acquisition of Hammco in January 2014, a U.S. manufacturer of high specifications air-cooled heat exchangers for the natural gas and petrochemical processing markets.

•	Higher gains from sale of assets of $1.3 million during 2014 compared with 2013.

•	Improved demand in North America for air-cooled heat exchangers and industrial boilers.

Factors Negatively Impacting Operating Income:

•	Decreased demand in the Asia-Pacific market for air-cooled heat exchangers.

•	Decreased demand for industrial grating products.

•	Foreign currency translation did not significantly impact operating income in 2014 compared with 2013.

Harsco Rail Segment:

Significant Impacts on Revenues (In millions)
Revenues—2013	$286.2
Net impacts of price/volume changes, primarily attributable to volume changes.	(12.5)
Effect of foreign currency translation.	1.9
Revenues—2014	$275.6

Factors Positively Affecting Operating Income:

•	Robust demand for after-market parts increased operating income by $10.3 million during 2014 compared with 2013.

•	Year over year decline in the non-cash long lived asset impairment charge on certain rail grinders used in providing contract services of $9.0 million in 2013 compared with $0.6 million for 2014.

Factors Negatively Impacting Operating Income:

•	Decreased volume from equipment sales, primarily due to the completion of the large contract with the CRC, that decreased operating income by $2.9 million during 2014 compared with 2013.

•
Increased administrative costs of $3.9 million during 2014 compared with 2013 primarily due to inflationary measures on compensation, increased professional fees, and increased costs associated with international expansion.

•	Increased material costs of $2.7 million during 2014 compared with 2013.

•	Foreign currency translation did not significantly impact operating income in 2014 when compared with 2013.

Outlook, Trends and Strategies
Despite uncertainties in the global economy, along with the challenges of global steel production and related pricing, the Company believes it is positioned to execute actions in the short- to medium-term to transform the Company to generating top quartile returns for its stockholders. Through a disciplined focus on return based capital allocations and business portfolio strategies, the Company expects its transformation process will enable it to generate returns above its cost of capital with a balanced business portfolio without endangering its financial profile with unreasonable leverage.
These business portfolio strategies will focus on improving the performance of the Harsco Metals & Minerals Segment through executing Project Orion, which is aimed at driving operational efficiencies through simplifying its business model, establishing necessary protocols to facilitate better contract outcomes and improving the mix of its products and services with higher value added offerings. For the Harsco Rail and Industrial Segments, the Company will focus on disciplined growth organically and through acquisitions that improve these businesses' competitive positions in core markets or adjacent market spaces. The Company will continue to pursue cost-reduction and efficiency initiatives, including Continuous Improvement, which have significantly reduced, and are expected to continue to reduce, the Company's cost structure and further enhance its financial strength without diminishing its services and products capabilities. As part of these initiatives, the Company will continue to focus on developing an active, lean corporate center that optimizes corporate costs while continuing to develop value added activities to support the Company in its transformation.
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
The following significant items, risks, trends and strategies are expected to affect the Company in 2015 and beyond:

•
The Company will focus on the goal of providing top quartile returns for its stockholders by balancing its portfolio of businesses, and by executing its strategic and operational strategies with reasonable amounts of financial leverage.

•	The Company will focus on executing Project Orion to generate compensation and other operational savings in the Harsco Metals & Minerals Segment.

•	The Company will continue to build and develop strong core capabilities and develop an active and lean corporate center that balances costs with value added services.

•	Management will continue to be selective and disciplined in allocating capital by rigorously analyzing projects and utilizing a return based capital allocation process.

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

•
The Company will continue to place a strong focus on disciplined growth and expansion into targeted emerging markets to grow and improve the balance of its geographic footprint. More specifically, the Company's global growth strategies include steady, targeted expansion, particularly in Asia-Pacific, the Gulf Region of the Middle East and Africa to further complement the Company's already strong presence throughout Europe and North America. Growth is expected to be achieved through the provision of additional services to existing customers, new higher margin contracts and higher valued added service offerings in both developed and targeted growth markets, and targeted strategic ventures and partnerships. Over time, a balanced geographic footprint should also benefit the Company through further diversification of its customer base.

Harsco Metals & Minerals Segment:

•
The Company will focus on improving the Harsco Metals & Minerals Segment's returns through executing Project Orion. The goals of Project Orion are improving financial returns and providing higher and more consistent levels of value added services to customers by improving the bid and contract management process, improving underperforming contracts and simplifying operational structures. The Company expects annualized, recurring benefits in the form of compensation and other operational savings of approximately $37 million from Project Orion.

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

•
The Company will emphasize prudent global expansion of its on-site services of material logistics, product quality improvement and resource recovery for iron, steel and metals manufacturing business for extracting high-value metallic content from slag and responsibly handling and recycling residual materials. Environmental services provide growth opportunities in the on-site services of material logistics, product quality improvement and resource recovery for iron, steel and metals manufacturing business as additional outsourced functions in slag management of stainless steel and other high-value metals arise.

•
Over the past several years, the Company has been in discussions with officials at the Supreme Council for Environment in Bahrain with regard to a processing by-product ("salt cakes") located at Hafeera.  The Company is currently assessing the options available for processing or removing the salt cakes.  To the extent the Company is unable to find commercially viable opportunities to market the salt cakes, it may be required to incur the cost of moving the salt cakes to another location.  The impact of any such removal on our results of operations, financial condition and cash flows cannot be determined at this time, but may be significant.

Harsco Industrial Segment:

•
The Company anticipates recent oil price volatility to continue to impact capital expenditures and overall spending in the natural gas, natural gas processing and petrochemical industries. Accordingly, these factors may negatively impact revenue and operating income in 2015 in the Harsco Industrial Segment.

•	The Company will continue to focus on product innovation and development to drive strategic growth in its businesses.

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

Harsco Rail Segment:

•
The outlook for this Segment continues to be favorable. The global demand for railway maintenance-of-way equipment, parts and services continues to be strong, giving positive indication of further opportunities. The Company anticipates modest organic growth in its after-market parts business and expected deliveries of existing equipment orders.

•
The success in China has been leveraged to secure several new orders in other geographies. The Company secured a second contract award worth over $100 million through 2017 from the federal railway system of Switzerland (the "SBB"), during 2014. The award comes as a follow-on option to the Company's previously awarded contract with the SBB worth more than $100 million. The Company's capabilities to compete and deliver on large projects provides increased opportunities to build out its pipeline further, and enables the Company to continue to pursue other large projects.

•
The Harsco Rail Segment expects to develop a larger presence in certain developing countries as track construction and maintenance needs grow.  Additionally, sales opportunities along with strategic acquisitions and/or strategic ventures in the Harsco Rail Segment will be considered if the appropriate strategic opportunities arise.

Results of Operations for 2014, 2013 and 2012

(In millions, except per share information and percentages)	2014	2013	2012
Revenues from continuing operations	$2,065.7	$2,896.5	$3,046.0
Cost of services and products sold	1,646.8	2,234.2	2,349.5
Selling, general and administrative expenses	285.3	481.1	503.3
Research and development expenses	6.3	9.6	9.1
Goodwill impairment charge	—	—	265.0
Loss on disposal of the Harsco Infrastructure Segment and transaction costs	6.1	291.4	—
Other expenses	57.8	15.1	93.8
Operating income (loss) from continuing operations	63.5	(134.8)	(174.8)
Interest income	1.7	2.1	3.7
Interest expense	(47.1)	(49.7)	(47.4)
Change in fair value to the unit adjustment liability	(9.7)	(1.0)	—
Income tax expense from continuing operations	(27.2)	(34.9)	(35.3)
Equity in income (loss) of unconsolidated entities, net	(1.6)	1.5	0.6
Loss from continuing operations	(20.4)	(216.7)	(253.2)
Diluted loss per common share from continuing operations attributable to Harsco Corporation common stockholders	(0.31)	(2.80)	(3.15)
Effective income tax rate for continuing operations	326.5%	(19.0)%	(16.1)%
Comparative Analysis of Consolidated Results
Revenues
Revenues for 2014 decreased $830.8 million or 29% from 2013. This decrease was attributable to the following significant items:

Changes in Revenues - 2014 vs. 2013	(In millions)
Revenue decrease following the Infrastructure Transaction.	$(885.4)
Net impact of new contracts and lost contracts (including exited underperforming contracts) in the Harsco Metals & Minerals Segment.	(40.1)
Impact of foreign currency translation.	(20.0)
Net change in revenues in the Harsco Rail Segment, primarily attributable to the completion of the large China contract with CRC.	(12.4)
Net effects of price/volume changes in the Harsco Metals & Minerals Segment, primarily attributable to volume changes.	78.5
Net increased revenues in the Harsco Industrial Segment, primarily attributable to the effects of its business acquisition.	48.6
Total change in revenues - 2014 vs. 2013	$(830.8)

Revenues for 2013 decreased $149.5 million or 5% from 2012. This increase was attributable to the following significant items:

Changes in Revenues - 2013 vs. 2012	(In millions)
Net decreased revenues in the Harsco Rail Segment due principally to the completion of the large contract with the CRC.	$(64.2)
Impact of timing of the Infrastructure Transaction.	(62.9)
Exited underperforming contracts in the Harsco Metals & Minerals Segment.	(38.9)
Impact of foreign currency translation.	(21.6)
Impact of exited operations in certain countries in the Harsco Infrastructure Segment.	(12.4)
Net increased revenues in the Harsco Infrastructure Segment due principally to increased volumes and mix.	24.9
Increased market demand with gains in market share in the principally energy-related and industrial grating markets served by the businesses in the Harsco Industrial Segment.	13.8
Net increased revenues in the Harsco Metals & Minerals Segment due to price/volume, primarily attributable to volume changes.	11.8
Total change in revenues - 2013 vs. 2012	$(149.5)

Cost of Services and Products Sold
Cost of services and products sold for 2014 decreased $587.4 million or 26% from 2013. This decrease was attributable to the following significant items:

Change in Cost of Services and Products Sold - 2014 vs. 2013	(In millions)
Impact of timing of Infrastructure Transaction.	$(636.6)
Impact of foreign currency translation.	(21.9)
Increased costs due to changes in revenues (exclusive of the effect of foreign currency translation, the effects of the timing of the Infrastructure Transaction, and the impact of fluctuations in commodity costs included in selling prices).	52.3
Other.	18.8
Total Change in Cost of Services and Products Sold 2014 vs. 2013	$(587.4)

Cost of services and products sold for 2013 decreased $115.3 million or 5% from 2012. This increase was attributable to the following significant items:

Change in Cost of Services and Products Sold - 2013 vs. 2012	(In millions)
Impact of timing of Infrastructure Transaction.	$(61.3)
Impact of foreign currency translation.	(24.4)
Decreased costs due to changes in revenues (exclusive of the effect of foreign currency translation, and including the impact of restructuring program savings and the impact of fluctuations in commodity costs included in selling prices).	(17.5)
Impact of exited operations in certain countries in the Harsco Infrastructure Segment.	(12.1)
Total Change in Cost of Services and Products Sold 2013 vs. 2012	$(115.3)

Selling, General and Administrative Expenses
Selling, general and administrative expenses for 2014 decreased $195.8 million or 41% from 2013. This decrease was attributable to the following significant items:

Changes in Selling, General and Administrative Expenses - 2014 vs. 2013	(In millions)
Impact of timing of Infrastructure Transaction.	$(228.2)
Increased compensation expense due to inflation, incentives, and retained pension costs from the Infrastructure Transaction.	15.3
Increased bad debt expense.	7.0
Increased commission expense.	4.3
Increased professional fees.	4.1
Other.	1.7
Total Change in Selling, General and Administrative Expenses 2014 vs. 2013	$(195.8)

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

Loss on Disposal of the Harsco Infrastructure Segment and Transaction Costs
The Company recorded an additional loss on disposal of $3.9 million during 2014. Additionally, the Company incurred $2.2 million of transaction costs during 2014 in conjunction with the Infrastructure Transaction.

Please see Note 3, Acquisitions and Dispositions, to the Consolidated Financial Statements under Part II, Item 8, "Financial Statements and Supplementary Data" for additional information on the Infrastructure Transaction.

Other Expenses
This income statement classification includes: restructuring program costs for employee termination benefits, net gains on the disposal of non-core assets, impaired asset write-downs, product line rationalization and costs to exit activities. The most significant change in Other expenses relates to restructuring program costs for employee termination benefits primarily incurred under Project Orion and for site exit costs and non-cash long-lived asset impairment charges associated with Project Orion's focus on addressing underperforming contracts during 2014 in the Harsco Metals & Minerals Segment. Additional information on Other expenses is included in Note 17, Other expenses, to the Consolidated Financial Statements under Part II, Item 8, “Financial Statements and Supplementary Data."

During 2014, 2013 and 2012, the Company recorded pre-tax Other expenses of $57.8 million, $15.1 million and $93.8 million, respectively. The major components of this income statement caption are as follows:

	Other (Income) Expenses
(In thousands)	2014	2013	2012
Net gains	$(6,718)	$(4,657)	$(5,848)
Employee termination benefits costs	19,120	3,928	31,158
Costs to exit activities	4,908	5,382	38,626
Product line rationalization	—	—	24,966
Impaired asset write-downs	39,455	9,688	7,152
Other (income) expense	1,059	769	(2,278)
Total	$57,824	$15,110	$93,776
Interest Expense
2014 vs. 2013
Interest expense in 2014 was $47.1 million, a decrease of $2.5 million or 5% compared with 2013. The decrease primarily reflects lower average borrowings over the course of the year after consummating the Infrastructure Transaction.

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

As part of the Infrastructure Transaction, the Company is required to make quarterly payments to its partner in the Infrastructure strategic venture. The resulting liability is reflected in the caption, Unit adjustment liability, on the Company's Consolidated Balance Sheets. The Company will recognize the change in the fair value of the unit adjustment liability each period until the Company is no longer required to make these payments or chooses not to make these payments. The change in the fair value of the unit adjustment liability is a non-cash expense. For the years ended December 31, 2014 and 2013, the Company recognized expense of $9.7 million and $1.0 million related to the change in the fair value of the unit adjustment liability.

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

Income Tax Expense from Continuing Operations

2014 vs. 2013
Income tax expense from continuing operations in 2014 was $27.2 million, a decrease of $7.7 million compared with 2013. This decrease was principally due to restructuring and asset impairment charges in the Harsco Metals & Minerals Segment for which no tax benefit was recorded. The effective income tax rate relating to continued operations for 2014 was 326.5% versus (19.0)% for 2013. The effective income tax rate changed between 2013 and 2014 primarily due to restructuring and asset impairment charges from the Harsco Metals & Minerals Segment for which no tax benefit was recorded.
2013 vs. 2012
Income tax expense from continuing operations in 2013 was $34.9 million, a decrease of $0.3 million compared with 2012. This slight decrease was due to the tax effects of the jurisdictional mix of the $291.4 million non-cash long lived asset impairment charge and transaction costs from the Infrastructure Transaction, valuation allowances recorded against deferred tax assets within certain foreign jurisdictions that Infrastructure operated and additional tax costs of cash repatriation from the Infrastructure Transaction. The effective income tax rate relating to continued operations for 2013 was (19.0)% versus (16.1)% for 2012. The effective income tax rate changed between 2012 and 2013 primarily due to the jurisdictional mix of the $291.4 million non-cash long lived asset impairment charge and transaction costs for the Infrastructure Transaction in 2013 compared with $265.0 million non-deductible, non-cash goodwill impairment charges recorded during 2012, tax expense recorded for valuation allowances on deferred tax assets within certain foreign jurisdictions that Infrastructure operated, and for the additional tax costs of repatriation from the Infrastructure Transaction.
For additional detail, see Note 11, Income Taxes, to the Consolidated Financial Statements under Part II, Item 8, “Financial Statements and Supplementary Data."

Loss from Continuing Operations

2014 vs. 2013
A loss from continuing operations in 2014 of $20.4 million was $196.3 million lower than the loss from continuing operations in 2013 of $216.7 million. This decrease was principally driven by: the year over year decline in the loss on disposal of the Harsco Infrastructure Segment and transaction costs of $291.4 million recorded during 2013 compared with $6.1 million recorded during 2014; Project Orion restructuring charges of $12.0 million recorded during 2014; charges of $47.5 million recorded during 2014, primarily for site exit costs and non-cash long-lived asset impairment charges, associated with strategic actions from Project Orion's focus on underperforming contracts; and increased expense of $8.8 million for the change in fair value to the unit adjustment liability related to the Infrastructure Transaction.

2013 vs. 2012
A loss from continuing operations in 2013 of $216.7 million was $36.5 million lower than the loss from continuing operations in 2012 of $253.2 million. This decrease was principally driven by non-repeated restructuring charges associated with the 2011/2012 Restructuring Program of $94.5 million and the pre-tax $265.0 million goodwill impairment charge in the Harsco Infrastructure Segment, partially offset by the $291.4 million loss on disposal of the Harsco Infrastructure Segment and transaction costs for the Infrastructure Transaction, and lower volume in the Harsco Rail Segment.

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
During 2014, the Company generated $225.8 million in operating cash flow, an increase from the $188.3 million generated in 2013. The Company disbursed $6.6 million of cash 2014 for restructuring costs associated with the 2011/2012 Restructuring Program and Project Orion, which are described in Note 19, Restructuring Programs, under Part II, Item 8, "Financial Statements and Supplementary Data," compared to $13.7 million associated with the Fourth Quarter 2010 Harsco Infrastructure Program and the 2011/2012 Restructuring Program in 2013. In 2014, the Company invested $208.0 million in capital expenditures, mostly for the Harsco Metals & Minerals Segment, compared with $246.1 million invested in 2013. The Company paid approximately $66 million in dividends to stockholders in both 2014 and 2013.
The Company's net cash borrowings increased by $55.3 million in 2014 principally due to increased credit facility borrowings related to the Hammco acquisition and the payment of the unit adjustment liability, which are described in Note 3, Acquisitions and Dispositions and Note 5, Equity Method Investments, under Part II, Item 8, "Financial Statements and Supplementary Data,". The Company’s total consolidated debt to consolidated EBITDA ratio was 3.1 to 1.0 at December 31, 2014.
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
The Company generated $15.0 million in cash flow from asset sales in 2014 compared with $19.0 million in 2013. Asset sales have been a normal part of the Company's business model, primarily for the Harsco Metals & Minerals Segment.

Cash Requirements
The following summarizes the Company's expected future payments related to contractual obligations and commercial commitments at December 31, 2014:
Contractual Obligations and Commercial Commitments at December 31, 2014 (a)

		Payments Due by Period
(In millions)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Short-term borrowings	$16.7	$16.7	$—	$—	$—
Long-term debt (including current maturities and capital leases)	854.9	25.2	374.8	454.6	0.3
Projected interest payments on long-term debt (b)	106.2	37.5	58.5	10.2	—
Pension obligations (c)	33.7	33.7	—	—	—
Operating leases (non-cancellable) (d)	65.1	14.6	18.1	7.6	24.8
Purchase obligations (e)	172.5	148.1	24.4	—	—
Cross currency interest rate swaps (f)	530.4	26.8	54.6	224.2	224.8
Foreign currency forward exchange contracts (g)	468.8	468.8	—	—	—
Unit adjustment liability (h)	121.3	22.3	44.6	44.6	9.8
Total contractual obligations (i)	$2,369.6	$793.7	$575.0	$741.2	$259.7

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

(b)
The total projected interest payments on long-term debt are based upon borrowings, interest rates and foreign currency exchange rates at December 31, 2014. The interest rates on variable-rate debt and the foreign currency exchange rates are subject to changes beyond the Company's control and may result in actual interest expense and payments differing from the amounts projected above.

(c)
Amounts represent expected employer contributions to the defined benefit pension plans for the next year. The Company expects to make a minimum of $33.7 million in cash contributions to its defined benefit pension plans during 2015. Previously the Company included expected benefit payments to participants over the next 10 years in this caption.

(d)
The increase in contractual obligations related to operating leases (non-cancellable) since December 31, 2013 relates primarily to the new facility lease agreement for the Harsco Industrial Segment's Air-cooled heat exchangers business in Tulsa, OK.

(e)
Purchase obligations represent legally binding obligations to purchase property, plant and equipment, inventory and other commitments made in the normal course of business to meet operations requirements. The increase in purchase obligations relates primarily to raw materials commitments for the Harsco Rail Segment related to the SBB project that commenced in 2014.

(f)
Amounts represent the notional value of the cross currency interest rate swaps outstanding at December 31, 2014. Due to the nature of these contracts, there will be offsetting cash flows of approximately $599 million to these obligations. The cross currency interest rate swaps are recorded on the Consolidated Balance Sheets at fair value.

(g)
Amounts represent the notional value of the foreign currency exchange contracts outstanding at December 31, 2014. Due to the nature of these contracts, there will be offsetting cash flows of approximately $469 million to these obligations, with the difference recognized as a gain or loss in the Consolidated Statements of Operations.

(h)
Amounts represent expected payments related to the unit adjustment liability that resulted from the Infrastructure Transaction. See Note 5, Equity Method Investments, to the Consolidated Financial Statements under Part II, Item 8, "Financial Statements and Supplementary Data," for additional information on the unit adjustment liability.

(i)
At December 31, 2014, in addition to the above contractual obligations, the Company had $12.3 million of potential long-term tax liabilities, including interest and penalties, related to uncertain tax positions. Because of the high degree of uncertainty regarding the future cash flows associated with these potential long-term tax liabilities, the Company is unable to estimate the years in which settlement will occur with the respective taxing authorities. These long-term tax liabilities may be partially offset by loss carry forwards of $7.8 million which may be recognized upon the resolution of certain uncertain tax positions.

Off-Balance Sheet Arrangements
The following table summarizes the Company's contingent commercial commitments at December 31, 2014. These amounts are not included on the Company's Consolidated Balance Sheets since there are no current circumstances known to management indicating that the Company will be required to make payments on these contingent commercial commitments.
Commercial Commitments at December 31, 2014

		Amount of Commercial Commitment Expiration Per Period
(In millions)	Total	Less than 1 Year	1-3 Years	3-5 Years	Over 5 Years	Indefinite Expiration
Standby letters of credit	$97.5	$89.2	$7.7	$0.6	$—	$—
Guarantees	80.5	15.5	—	—	8.0	57.0
Performance bonds (a)	97.6	96.0	—	—	—	1.6
Other commercial commitments	11.4	—	—	—	—	11.4
Total commercial commitments	$287.0	$200.7	$7.7	$0.6	$8.0	$70.0

(a)	The increase in performance bonds relates primarily to advance payments for the Harsco Rail Segment related to the contract awards from the SBB that commenced in 2014.
Certain commercial commitments that are of a continuous nature do not have an expiration date and are therefore considered to be indefinite in nature. Please refer to Note 15, Financial Instruments, to the Consolidated Financial Statements under Part II, Item 8, "Financial Statements and Supplementary Data," for additional disclosures related to off-balance sheet agreements.
Sources and Uses of Cash
The Company’s principal sources of liquidity are cash from operations and borrowings under its Amended and Restated Five Year Credit Agreement (the "Credit Agreement"), augmented by cash proceeds from asset sales.  The primary drivers of the Company’s cash flow from operations are the Company’s revenues and income.  Cash returns on capital investments made in prior years, for which limited cash is currently required, are a significant source of cash from operations.  Depreciation expense related to these capital investments is a non-cash charge.
Major uses of operating cash flows and borrowings include: capital investments, principally in the Harsco Metals & Minerals Segment; payroll costs and related benefits; dividend payments; pension funding payments; inventory purchases for the Harsco Rail and Harsco Industrial Segments; income tax payments; debt principal and interest payments; insurance premiums and payments of self-insured casualty losses; payment of the unit adjustment liability; and machinery, equipment, automobile and facility lease payments.
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
The following table illustrates available credit at December 31, 2014:

(In millions)	Facility Limit	Outstanding Balance	Available Credit
Multi-year revolving credit facility	$525.0	$98.5	$426.5
In March 2012, the Company entered into the Credit Agreement providing for $525.0 million of borrowing capacity through a syndicate of 14 banks.  The Credit Agreement matures in March 2017.  The Company has the option to increase the borrowing capacity available under the Credit Agreement to $550 million. Borrowings under the Credit Agreement are available in most major currencies with active markets and at interest rates based upon LIBOR, plus a margin.

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
At December 31, 2014 and 2013, the Company had $98.5 million and $35.0 million, respectively, of Credit Agreement borrowings outstanding. At December 31, 2014 and 2013, all such balances were classified as long-term borrowings in the Consolidated Balance Sheets. Classification of such balances is based on the Company's ability and intent to repay such amounts over the subsequent twelve months, as well as reflects the Company's ability and intent to borrow for a period longer than a year. To the extent the Company expects to repay any amounts within the subsequent twelve months, the amounts are classified as short-term borrowings.
During 2015, the Company intends to refinance the 2.7% notes, due October 15, 2015, with new long-term borrowings and to amend or replace the Credit Agreement. At December 31, 2014, the Company's 2.7% notes due October 15, 2015 are classified as long-term debt on the Consolidated Balance Sheet based on the Company's intent to refinance this debt using debt capital markets and ability to refinance this debt using borrowings under the Credit Agreement.
See Note 8, Debt and Credit Agreements, to the Consolidated Financial Statements under Part II, Item 8, "Financial Statements and Supplementary Data," for more information on the Company's Credit Agreement.
Credit Ratings and Outlook
The following table summarizes the Company's current debt ratings:

Rating Agency	Long-term Notes	Watch / Outlook
Standard & Poor's (S&P)	BB+	Negative Outlook
Moody's	Ba1	Stable Outlook
Fitch	BBB-	Negative Outlook
Any future downgrades to the Company’s credit ratings may increase borrowing costs to the Company, while an improvement in the Company’s credit ratings may decrease such costs.  However, any future downgrades in the Company’s credit ratings will not reduce availability under the Credit Agreement.

Working Capital Position
Changes in the Company's working capital are reflected in the following table:

(Dollars are in millions)	December 31 2014		December 31 2013		Increase (Decrease)
Current Assets
Cash and cash equivalents	$62.8		$93.6		$(30.8)
Trade accounts receivable, net	325.1		353.2		(28.1)
Other receivables, net	28.1		46.5		(18.3)
Inventories	177.3		155.7		21.6
Assets held-for-sale	1.4		114.0		(112.6)
Other current assets	87.1		75.8		11.3
Total current assets	681.8		838.8		(156.9)
Current Liabilities
Short-term borrowings and current maturities	41.9		27.7		14.2
Accounts payable	146.5		181.4		(34.9)
Accrued compensation	53.8		53.1		0.7
Income taxes payable	2.0		7.2		(5.2)
Advances on contracts	117.4		24.1		93.3
Liabilities of assets held-for-sale	—		109.2		(109.2)
Due to unconsolidated affiliate	8.1		25.0		(16.8)
Unit adjustment liability	22.3		22.3		—
Other current liabilities	173.5		156.8		16.7
Total current liabilities	565.6		606.8		(41.2)
Working Capital	$116.3		$232.0		$(115.7)
Current Ratio (a)	1.2	:1	1.4	:1

(a)	Calculated as Current assets / Current liabilities
Working capital decreased $115.7 million or 49.9% in 2014 due primarily to the following factors:

•	Working capital was negatively impacted by an increase in Advances on contracts of $93.3 million due to increased customer advances in the Harsco Rail Segment;

•	Working capital was negatively impacted by a decrease in Cash and cash equivalents of $30.8 million due to usage of existing cash to help fund the Company’s capital expenditures and operations;

•
Working capital was negatively impacted by a decrease in Trade accounts receivable, net of $28.1 million due to an increased provision for doubtful accounts, the timing of invoicing and collections, primarily in the Harsco Metals & Minerals Segment and foreign currency translation;

•	Working capital was negatively impacted by a decrease in Other receivables of $18.3 million due to the final working capital settlement related to the Infrastructure Transaction;

•	Working capital was negatively impacted by an increase in Other current liabilities of $16.7 million primarily due to the timing of payment of other accruals and foreign currency translation; and

•
Working capital was negatively impacted by an increase in Short-term borrowings and current maturities of $14.2 million due to the increase in borrowings and the repayment requirements of the Company's borrowings.

These working capital decreases were partially offset by the following:

•
Working capital was positively affected by a decrease in Accounts payable of $34.9 million primarily due to the timing of payments primarily in the Harsco Metals & Minerals Segment and foreign currency translation;

•
Working capital was positively affected by an increase in Inventories of $21.6 million due primarily to the increased purchases in the Harsco Metals & Minerals and Industrial Segments and long lead times associated with orders in the Harsco Rail Segment, partially offset by foreign currency translation;

•	Working capital was positively affected by a decrease in Due to unconsolidated affiliate of $16.8 million due to the timing of settlement of balances; and

•	Working capital was positively affected by an increase in Other current assets of $11.3 million due to timing of disbursements related to prepaid expenses.

The net impact of the settlement of Assets held-for-sale and Liabilities of assets held-for-sale related to the Infrastructure Transaction did not have a significant impact on the Company's working capital at December 31, 2014.

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
At December 31, 2014, the Company's metals services contracts had estimated future revenues of $4.5 billion at expected production levels, compared with $5.4 billion at December 31, 2013. This decrease is primarily due to exit activities associated with strategic actions from Project Orion's focus on underperforming contracts of various customers and impact of foreign currency translation during 2014. There are no significant metals services contracts for which the costs to complete the contract are currently estimated to exceed the revenue to be realized included in the above estimated future revenues.
At December 31, 2014, the Company's railway track maintenance services and equipment business had estimated future revenues of $348.8 million compared with $229.4 million at December 31, 2013. This increase is primarily due to an additional contract award worth over $100 million through 2017 from the SBB partially offset by shipments during 2014. The railway track maintenance services and equipment business includes items with long lead times necessary to build certain equipment. In addition, at December 31, 2014, the Company had an order backlog of $146.9 million in the Harsco Industrial Segment. This compares with $83.9 million at December 31, 2013. This increase is primarily due to bookings during the second-half of 2014 in the air-cooled heat exchangers business and the acquisition of Hammco in January 2014.
Order backlogs for roofing granules and slag abrasives, and for the reclamation and recycling services of high-value content from steelmaking slag, are excluded from the above amounts. These amounts are generally not quantifiable due to the short order lead times for certain services and the nature and timing of the products and services provided.
The types of products and services that the Company provides are not subject to rapid technological change, which increases the stability of related cash flows. Additionally, the Company believes each business in its portfolio is a leader in the industries and major markets the Company serves. Due to these factors, the Company is confident in the Company's future ability to generate positive cash flows from operations.
Cash Flow Summary
The Company's cash flows from operating, investing and financing activities, as reflected on the Consolidated Statements of Cash Flows, are summarized in the following table:

(In millions)	2014	2013	2012
Net cash provided (used) by:
Operating activities	$225.8	$188.3	$198.9
Investing activities	(228.7)	62.7	(219.3)
Financing activities	(21.8)	(248.7)	(4.5)
Impact of exchange rate changes on cash	(6.1)	(3.9)	(1.0)
Net change in cash and cash equivalents	$(30.8)	$(1.6)	$(25.9)
Cash provided by operating activities — Net cash provided by operating activities in 2014 was $225.8 million, an increase of $37.5 million from 2013. The increase is primarily attributable to increased customer advances and decreased incentive bonus payments, partially offset by the timing of accounts receivable invoicing and collections, the timing of accounts payable disbursements, and an increase of inventories. Net cash provided by operating activities in 2013 was $188.3 million, a decrease of $10.6 million from 2012. The decrease was primarily due to net decreased working capital, partially offset by a reduction in restructuring payments and higher net income (excluding the impact of non-cash impairment charges).

Included in the Cash flows from operating activities section of the Consolidated Statement of Cash Flows is the caption, Other, net. In 2014, this caption consisted of principally the impact of non-cash impaired asset write-downs related to the Harsco Metals & Minerals Segment. In 2013, there were no individually significant components of this caption. In 2012, this caption consisted of principally of the non-cash impact of gains and losses on the sale of assets not included in the 2011/2012 Restructuring Program, as well as $10.9 million of non-cash cumulative currency translation adjustment gains associated with the exit from certain countries in 2012.
Also included in the Cash flows from operating activities section of the Consolidated Statements of Cash Flows is the caption, Other assets and liabilities. For the years ended December 31, 2014 and 2013, the decreases in this caption were $46.3 million and $26.4 million respectively. For the year ended December 31, 2012, the increase in this caption was $12.5 million. A summary of the major components of this caption for the periods presented is as follows:

(In millions)	2014	2013	2012
Net cash provided by (used in):
Change in net defined benefit pension liabilities	$(27.8)	$(16.1)	$(12.7)
Change in prepaid expenses	(15.8)	(2.7)	30.2
Other	(2.7)	(7.6)	(5.0)
Total	$(46.3)	$(26.4)	$12.5
Cash provided (used) by investing activities — Net cash used by investing activities in 2014 was $228.7 million, an increase of $291.4 million from 2013. The net increase was primarily due to net proceeds from the Infrastructure Transaction of $303.0 million received in 2013 and the acquisition of Hammco and payment of the unit adjustment liability in 2014. Partially offsetting this increase were a lower level of capital expenditures, primarily related to no longer having capital expenditures for the Infrastructure Segment. Capital investments decreased $38.2 million compared with 2013. In 2013, net cash provided by investing activities was $62.7 million consisting primarily of net proceeds from the Infrastructure Transaction of $303.0 million, partially offset by capital investments of $246.1 million. Capital investments decreased $18.9 million compared with 2012.
Cash used by financing activities — Net cash used in financing activities in 2014 was $21.8 million, a decrease of $226.9 million from 2013.  The change was primarily due to use of cash proceeds from the Infrastructure Transaction to repay outstanding borrowings in 2013 and to increased credit facility borrowings related to the Hammco acquisition and payment of the unit adjustment liability in 2014. In 2013, net cash used in financing activities was $248.7 million, an increase of $244.1 million from 2012. The increase was primarily due to use of cash proceeds from the Infrastructure Transaction to repay outstanding borrowings.
Debt Covenants
The Company's Credit Agreement contains covenants that provide for a maximum total consolidated debt to consolidated EBITDA ratio not to exceed 3.5 to 1.0, limit the proportion of subsidiary consolidated indebtedness to a maximum of 10% of consolidated tangible assets and require a minimum consolidated EBITDA to consolidated interest charges ratio of 3.0 to 1.0. The Company’s 5.75% and 2.70% notes include covenants that require the Company to offer to repurchase the notes at 101% of par in the event of a change of control of the Company or disposition of substantially all of the Company’s assets in combination with a downgrade in the Company’s credit rating to non-investment grade.  At December 31, 2014, the Company was in compliance with these covenants as the total consolidated debt to consolidated EBITDA ratio was 3.1 to 1.0, the proportion of subsidiary consolidated indebtedness to consolidated tangible assets was 5.8% and consolidated EBITDA to consolidated interest charges was 6.9 to 1.0. Based on balances at December 31, 2014, the Company could increase borrowings by $128.5 million and still be in compliance with these debt covenants.  Alternatively, keeping all other factors constant, the Company's EBITDA could decrease by $36.7 million and the Company would still be within these debt covenants.

The Company expects to continue to be in compliance with the Company's debt covenants for at least the next twelve months. However, due to the seasonality of the Company’s cash flows, during the first half of 2015 the Company could see a decrease in available liquidity due to the limitations of the current debt covenants.  The Company expects to amend its Credit Agreement in the first quarter of 2015 to provide additional liquidity while remaining in compliance with the Credit Agreement’s terms.

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

At December 31, 2014, the Company's consolidated cash and cash equivalents included $61.2 million held by non-U.S. subsidiaries. At December 31, 2014, less than 10% of the Company's consolidated cash and cash equivalents had regulatory restrictions that would preclude the transfer of funds with and among subsidiaries. The cash and cash equivalents held by non-U.S. subsidiaries also included $18.2 million held in consolidated strategic ventures. The strategic venture agreements may require strategic venture partner approval to transfer funds with and among subsidiaries. While the Company's remaining non-U.S. cash and cash equivalents can be transferred with and among subsidiaries, the majority of these non-U.S. cash balances will be used to support the on-going working capital needs and continued growth of the Company's non-U.S. operations.
The Company currently expects to continue paying dividends to stockholders. In February 2015, the Company paid its 259th consecutive quarterly cash dividend. In February 2015, the Company also declared its 260th consecutive quarterly cash dividend, payable in May 2015.
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

Application of Critical Accounting Policies
The Company's discussion and analysis of its financial condition and results of operations are based upon the consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States ("U.S. GAAP"). The preparation of these consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent liabilities. On an ongoing basis, the Company evaluates the estimates, including those related to defined benefit pension benefits, notes and accounts receivable, goodwill, long-lived asset impairment, inventories, insurance reserves, legal and other contingencies, and income taxes. The impact of changes in these estimates, as necessary, is reflected in the respective segment's results of operations in the period of the change. The Company bases estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different outcomes, assumptions or conditions.
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

Changes in the discount rate assumption and the actual performance of plan assets compared with the expected long-term rate of return on plan assets are the primary drivers in the change in funded status of the Company's defined benefit pension plans. These factors are components of actuarial loss (gain) and impact the amount recognized in Other comprehensive income (loss), as such actuarial changes are not reflected directly in the Consolidated Statements of Operations, but amortized over time in accordance with U.S. GAAP. The tables below show the underfunded status of the Company's combined defined benefit pension plans, global weighted average discount rate at year end, the comparison of actual and expected return on plan assets and Other comprehensive income (loss) attributable to pension liability adjustments. The change in the underfunded status from December 31, 2013 to December 31, 2014 reflects lower discount rates for both the U.K. and U.S. plans, as well as the adoption of the updated mortality table in RP-2014 published by the Society of Actuaries' Retirement Plans Experience Committee for the U.S. plans. The change in the underfunded status from December 31, 2012 to December 31, 2013 reflects higher discount rates, the impact of transferring certain defined benefit pension plans to the Infrastructure strategic venture as part of the Infrastructure Transaction, performance of overall equity markets resulting in higher actual returns on plan assets and increased employer contributions. The change in underfunded status from December 31, 2011 to December 31, 2012 reflects moderate changes in underfunded status as actual asset returns in excess of expected returns helped counteract the impact of decreases in the discount rate.

(In millions)	December 31 2014	December 31 2013	December 31 2012	December 31 2011
Underfunded status	$350.5	$237.8	$384.1	$343.6
Global weighted average discount rate	3.7%	4.7%	4.2%	4.7%

(In millions)	For the Years Ended December 31
	2014	2013	2012
Actual return on plan assets	$96.0	$100.5	$85.6
Expected return on plan assets	66.7	62.6	60.7
Other comprehensive income (loss) attributable to pension liability adjustments, pre-tax	(127.1)	106.7	(61.2)

The Company made cash contributions to defined benefit pension plans of $35.7 million, $32.9 million and $36.0 million during 2014, 2013 and 2012, respectively. Additionally, the Company expects to make a minimum of $33.7 million in cash contributions to defined benefit pension plans during 2015.

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
The discount rates used in calculating the Company's projected benefit obligations at the December 31, 2014 measurement date for the U.K. and U.S. defined benefit pension plans were 3.6% and 3.9%, respectively, and the global weighted-average discount rate was 3.7%. The discount rates selected represent the average yield on high-quality corporate bonds at the measurement dates. Annual net periodic pension cost is determined using the discount rates at the beginning of the year. The discount rates for 2014 expense were 4.6% for the U.K. plan, 4.7% for the U.S. plans and 4.7% for the global weighted-average of plans. Net periodic pension cost and the projected benefit obligation generally increase as the selected discount rate decreases.
The expected long-term rate of return on plan assets is determined by evaluating the asset return expectations with the Company's advisors as well as actual, long term, historical results of asset returns for the pension plans. Generally the net periodic pension cost increases as the expected long term rate of return on assets decreases. For both 2015 and 2014, the global weighted-average expected long-term rate of return on asset assumption is 7.0%. This rate was determined based on a model of expected asset returns for an actively managed portfolio.
Changes in defined benefit net periodic pension cost may occur in the future due to changes in actuarial assumptions and due to changes in returns on plan assets resulting from financial market conditions. Holding all other assumptions constant, using December 31, 2014 plan data, a one-half percent increase or decrease in the discount rate and the expected long-term rate of return on plan assets would increase or decrease annual 2014 pre-tax defined benefit net periodic pension cost as follows:

Approximate Changes in Pre-tax Defined Benefit Net Periodic Pension Cost

	U.S. Plans	U.K. Plan
Discount rate
One-half percent increase	Decrease of less than $0.1 million	Decrease of $1.9 million
One-half percent decrease	Increase of $0.1 million	Increase of $1.9 million
Expected long-term rate of return on plan assets
One-half percent increase	Decrease of $1.1 million	Decrease of $3.7 million
One-half percent decrease	Increase of $1.1 million	Increase of $3.7 million
Increases or decreases to the net pension obligations may be required should circumstances that affect these estimates change. Additionally, certain events could result in the pension obligation changing at a time other than the annual measurement date. This would occur when a benefit plan is amended or when plan curtailments or settlements occur. See Note 10, Employee Benefit Plans, to the Consolidated Financial Statements under Part II, Item 8, "Financial Statements and Supplementary Data," for additional disclosures related to these items.
Notes and Accounts Receivable
Notes and accounts receivable are stated at their net realizable value through the use of an allowance for doubtful accounts. The allowance is maintained for estimated losses resulting from the inability or unwillingness of customers to make required payments. The Company has policies and procedures in place requiring customers to be evaluated for creditworthiness prior to the execution of new service contracts or shipments of products. These reviews are structured to minimize the Company's risk related to realizability of receivables. Despite these policies and procedures, the Company may at times still experience collection problems and potential bad debts due to economic conditions within certain industries (e.g., construction and steel industries), countries or regions in which the Company operates. At December 31, 2014 and 2013, trade accounts receivable of $325.1 million and $353.2 million, respectively, were net of reserves of $15.1 million and $6.6 million, respectively. The increase in Allowance for doubtful accounts since December 31, 2013, relates primarily to two European customers and one North American customer in the Harsco Metals & Minerals Segment.

Critical Estimate—Notes and Accounts Receivable
A considerable amount of judgment is required to assess the realizability of receivables, including the current creditworthiness of each customer, related aging of past due balances and the facts and circumstances surrounding any non-payment. The Company's provisions for bad debts during 2014, 2013 and 2012 were $9.9 million, $10.2 million and $11.3 million, respectively.
On a monthly basis, customer accounts are analyzed for collectability. Reserves are established based upon a specific-identification method as well as historical collection experience, as appropriate. The Company also evaluates specific accounts when it becomes aware of a situation in which a customer may not be able to meet its financial obligations due to a deterioration in its financial condition, credit ratings, bankruptcy or receivership. The reserve requirements are based on the facts available to the Company and are re-evaluated and adjusted as additional information is received. Reserves are also determined by using percentages (based upon experience) applied to certain aged receivable categories. Specific issues are discussed with corporate management, and any significant changes in reserve amounts or the write-off of balances must be approved by a specifically designated corporate officer. All approved items are monitored to ensure they are recorded in the proper period. Additionally, any significant changes in reserve balances are reviewed to ensure the proper corporate approval has occurred.
If the financial condition of the Company's customers were to deteriorate, resulting in their inability to make payments, additional allowances may be required. Conversely, an improvement in a customer's ability to make payments could result in a decrease of the allowance for doubtful accounts. Changes in the allowance for doubtful accounts related to both of these situations would be recorded through Operating income (loss) from continuing operations in the period the change was determined. As previously disclosed during the fourth quarter of 2013, the Company recorded a bad debt reserve of $2.6 million on receivables with a large steel mill customer who filed for protection under the Marzano Law. During the second quarter of 2014, the customer terminated its contract with the Company under the provisions of the Marzano Law. As a result, during the second quarter of 2014, the Company recorded an additional bad debt reserve of $3.9 million on the remaining pre-receivership receivables with this customer. During the second quarter of 2014, one of the Company’s steel mill customers in Europe missed normal progress payments.  The Company has approximately $8 million of receivables, excluding value added tax, with this customer.  During the second quarter of 2014, the Company recorded a bad debt reserve of $3.6 million related to this receivable.  The Company believes the remaining amounts are collectible; however, if there is an adverse change in the Company's view on collectability, there could be a charge against income in future periods. Additionally, the Company recorded a bad debt reserve of $2.6 million during 2014 for one of its Canadian steel mill customers that filed for receivership protection during the course of the year as the Company has previously disclosed.  The amount of the bad debt reserve for this customer represents the full pre-receivership balance.
The Company has not materially changed the methodology for calculating allowances for doubtful accounts for the years presented. See Note 4, Accounts Receivable and Inventories, to the Consolidated Financial Statements under Part II, Item 8, "Financial Statements and Supplementary Data," for additional disclosures related to these items.
Goodwill
The Company's goodwill balances were $416.2 million and $431.3 million at December 31, 2014 and 2013, respectively. The Company performs the annual goodwill impairment test as of October 1. The Company has five reporting units (only three of which have goodwill associated with them as of December 31, 2014). The Company's reporting units are the Harsco Metals & Minerals Segment, the Harsco Rail Segment and the air-cooled heat exchanger business of the Harsco Industrial Segment. Almost all of the Company's goodwill is allocated to the Harsco Metals & Minerals Segment.

Critical Estimate—Goodwill
In accordance with U.S. GAAP, goodwill is not amortized and is tested for impairment at least annually or more frequently if indicators of impairment exist or if a decision is made to dispose of a business. Goodwill is allocated among and evaluated for impairment at the reporting unit level, which is defined as an operating segment or one level below an operating segment for which discrete financial information is available. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include declining cash flows or operating losses at the reporting unit level, a significant adverse change in legal factors or in the business climate, an adverse action or assessment by a regulator, unanticipated competition, a loss of key personnel, or a more likely than not expectation that a reporting unit or a significant portion of a reporting unit will be sold or otherwise disposed of, among others.

The evaluation of potential goodwill impairment involves comparing the current fair value of each reporting unit to the net book value, including goodwill. The Company uses a discounted cash flow model (“DCF model”) to estimate the current fair value of reporting units, as management believes forecasted operating cash flows are the best indicator of current fair value. A number of significant assumptions and estimates are involved in the preparation of DCF models including future revenues and operating margin growth, the weighted-average cost of capital (“WACC”), tax rates, capital spending, pension funding, the impact of business initiatives, and working capital projections. These assumptions and estimates may vary significantly between reporting units. DCF models are based on approved long-range plans for the early years and historical relationships and projections for later years. WACC rates are derived from internal and external factors including, but not limited to, the average market price of the Company's stock, shares outstanding, book value of the Company's debt, the long-term risk free interest rate, and both market and size-specific risk premiums. Due to the many variables noted above and the relative size of the Company's goodwill, differences in assumptions may have a material impact on the results of the Company's annual goodwill impairment testing. If the net book value of a reporting unit were to exceed the current fair value, the second step of the goodwill impairment test would be required to determine if an impairment existed and the amount of goodwill impairment to record, if any. The second step of the goodwill impairment test compares the net book value of a reporting unit's goodwill with the implied fair value of that goodwill. The implied fair value of goodwill represents the excess of fair value of the reporting unit over the fair value amounts assigned to all of the assets and liabilities of the reporting unit if it were to be acquired in a hypothetical business combination and the current fair value of the reporting unit represented the purchase price. The second step of the goodwill impairment test requires the utilization of valuation experts.

The performance of the Company’s 2014 annual impairment tests did not result in any impairment of the Company’s goodwill.
For the Company's 2014 annual goodwill impairment test, the average annual revenue growth rates over the duration of the DCF models ranged from 1.9% to 3.0%. The average annual cash flow growth rates over the duration of the DCF models ranged from 3.0% to 9.1%. The WACCs used in the 2014 annual goodwill impairment test ranged from 9.50% to 10.75%.

The Harsco Metals & Minerals Segment reporting unit's fair value at October 1, 2014 was approximately 10% more than the net book value. The related DCF model for this reporting unit included several key assumptions related to Project Orion and the expected benefits to be realized by this business initiative. Significant assumptions utilized in the DCF model include a WACC of 10.75% and average annual cash flow growth rate of 3.9%. Had the average annual cash flow growth rate been lowered by approximately 100 basis points, this reporting unit's book value would have exceeded fair value and the Company would have been required to proceed to the second step of the annual goodwill impairment test. Additionally, should the expected benefits associated with Project Orion not materialize as anticipated or the Company's analysis in the future indicates an increase in discount rates or a degradation in the overall markets served by the Harsco Metals & Minerals Segment, it may result in an impairment of the Harsco Metal & Minerals Segment goodwill.

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

It is important to note that fair values that could be realized in an actual transaction could differ materially from those used to evaluate the annual goodwill impairment test. The Company has not materially changed its methodology for goodwill impairment testing for the years presented. See Note 1, Summary of Significant Accounting Policies and Note 7, Goodwill and Other Intangible Assets, to the Consolidated Financial Statements under Part II, Item 8, “Financial Statements and Supplementary Data,” for additional disclosure related to these items.

Long-lived Asset Impairment
Long-lived assets are reviewed for impairment when events and circumstances indicate that the book value of an asset may be impaired. During 2013, the Company recorded a $271.3 million loss on disposal of the Harsco Infrastructure Segment related to the Infrastructure Transaction. Additionally, the amounts charged against pre-tax income from continuing operations related to impaired long-lived assets included in the caption, Other expenses, on the Consolidated Statements of Operations were $39.5 million, $9.7 million and $7.2 million in 2014, 2013 and 2012 respectively. The increase in long-lived asset impairments in 2014 was incurred principally in the Harsco Metals & Minerals Segment as part of Project Orion.

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

As a result of the Infrastructure Transaction, the Company recorded an estimated non-cash long-lived asset impairment charge of $241.3 million during the third quarter of 2013. The Company recorded an additional loss on disposal of the Harsco Infrastructure Segment of $30.0 million during the fourth quarter of 2013 related to the Infrastructure Transaction. The increased loss on disposal of the Harsco Infrastructure Segment from September 30, 2013 was due principally to the final valuation of the equity interest in the Infrastructure strategic venture and changes in working capital and other adjustments.
The Company has not materially changed the methodology for calculating long-lived asset impairments for the years presented. U.S. GAAP requires consideration of all valuation techniques for which market participant inputs can be obtained without undue cost and effort. The use of a DCF model continues to be an appropriate method for determining fair value, however, methodologies such as quoted market prices must also be evaluated. See Note 17, Other Expenses, to the Consolidated Financial Statements under Part II, Item 8, "Financial Statements and Supplementary Data," for additional disclosure related to these items.
Inventories
Inventories are stated at the lower of cost or market. Inventory balances are adjusted for estimated obsolete or unmarketable inventory equal to the difference between the cost of inventory and its estimated market value. At December 31, 2014 and 2013, inventories of $177.3 million and $155.7 million, respectively, are net of lower of cost or market reserves and obsolescence reserves of $10.0 million and $9.7 million, respectively.

Critical Estimate—Inventories
In assessing the ultimate realization of inventory balances, the Company is required to make judgments as to future demand and compare these with the current or committed inventory levels. If actual market conditions are determined to be less favorable than those projected by management, additional inventory write-downs may be required and would be recorded through Operating income (loss) from continuing operations in the period the determination is made. Additionally, the Company records reserves to adjust a substantial portion of its U.S. inventory balances to the last-in, first-out ("LIFO") method of inventory valuation. In adjusting these reserves throughout the year, the Company estimates its year-end inventory costs and quantities. At December 31 of each year, the reserves are adjusted to reflect actual year-end inventory costs and quantities. During periods of inflation, the LIFO expense usually increases and during periods of deflation it decreases. These year-end adjustments resulted in pre-tax expense of $1.8 million in 2014, pre-tax income of $1.7 million in 2013 and pre-tax expense of $0.5 million in 2012.
The Company has not materially changed the methodology for calculating inventory reserves for the years presented. See Note 4, Accounts Receivable and Inventories, to the Consolidated Financial Statements under Part II, Item 8, "Financial Statements and Supplementary Data," for additional disclosures related to these items.
Insurance Reserves
The Company retains a significant portion of the risk for U.S. workers' compensation, U.K. employers' liability, automobile, general and product liability losses. At December 31, 2014 and 2013, the Company recorded liabilities of $47.9 million and $52.4 million, respectively, related to both asserted and unasserted insurance claims. At December 31, 2014 and 2013, $3.8 million and $4.0 million, respectively, was included in insurance liabilities related to claims covered by insurance carriers for which a corresponding receivable has been recorded.

Critical Estimate—Insurance Reserves
Insurance reserves have been recorded based upon actuarial calculations that reflect the undiscounted estimated liabilities for ultimate losses including claims incurred but not reported. Inherent in these estimates are assumptions that are based on the Company's history of claims and losses, a detailed analysis of existing claims with respect to potential value, and current legal and legislative trends. If actual claims differ from those projected by management, changes (either increases or decreases) to insurance reserves may be required and would be recorded through Operating income (loss) from continuing operations in the period the change was determined. During 2014, 2013 and 2012, the Company recorded a retrospective insurance reserve adjustment that decreased pre-tax insurance expense from continuing operations for self-insured programs by $7.0 million, $7.2 million and $4.3 million, respectively. See Note 1, Summary of Significant Accounting Policies, to the Consolidated Financial Statements under Part II, Item 8, "Financial Statements and Supplementary Data," for additional information related these out-of-period adjustments. The Company has programs in place to improve claims experience, such as disciplined claim and insurance litigation management and a focused approach to workplace safety.
The Company has not materially changed the methodology for calculating insurance reserves for the years presented. There are currently no known trends, demands, commitments, events or uncertainties that are reasonably likely to occur that would materially affect the methodology or assumptions described above.
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

Critical Estimate—Legal and Other Contingencies
On a quarterly basis, recorded contingent liabilities are analyzed to determine if any adjustments are required. Additionally, functional department heads within each business unit are consulted monthly to ensure all issues with a potential financial impact, including possible reserves for contingent liabilities, have been properly identified, addressed or disposed of. Specific issues are discussed with corporate management and any significant changes in reserve amounts or the adjustment or write-off of previously recorded balances must be approved by a specifically designated corporate officer. If necessary, outside legal counsel, other third parties or internal experts are consulted to assess the likelihood and range of outcomes for a particular issue. Approved changes in reserve amounts are monitored to ensure they are recorded in the proper period. Additionally, any significant changes in reported business-unit reserve balances are reviewed to ensure the proper corporate approval has occurred. On a quarterly basis, the Company's business-units submit a reserve listing to the corporate headquarters which is reviewed with corporate management and the Board during scheduled meetings. All significant reserve balances are discussed with a designated corporate officer to assess their validity, accuracy and completeness. Anticipated changes in reserves are identified for further consideration prior to the end of a reporting period. Any new issues that may require a reserve are also identified and discussed to ensure proper disposition.
The Company has not materially changed the methodology for calculating legal and other contingencies for the years presented. There are currently no known trends, demands, commitments, events or uncertainties that are reasonably likely to occur that would materially affect the methodology or assumptions described above. See Note 12, Commitments and Contingencies, to the Consolidated Financial Statements under Part II, Item 8, "Financial Statements and Supplementary Data," for additional disclosure on contingencies.

Income Taxes
The Company's income tax expense, deferred tax assets and liabilities and reserves for uncertain tax positions reflect management's best estimate of taxes to be paid. The Company is subject to various international, federal, state and local income taxes in the taxing jurisdictions where the Company operates. In determining consolidated income tax expense, the Company makes its best estimate of the annual effective income tax rate at the end of each quarterly period and applies that rate to year-to-date income (loss) before income taxes to arrive at the year-to-date income tax provision (exclusive of loss jurisdictions for which no tax benefit is realizable with any discrete tax items recorded separately). At December 31, 2014, 2013 and 2012, the Company's annual effective income tax rate on income from continuing operations was 326.5%, (19.0)% and (16.1)%, respectively.

Critical Estimate—Income Taxes
The annual effective income tax rates are estimated by giving recognition to currently enacted tax rates, tax holidays, tax credits, capital losses, and tax deductions, as well as certain exempt income and non-deductible expenses for all of the jurisdictions where the Company operates. The income tax provision for a quarterly period incorporates any change in the year-to-date provision from the previous quarterly periods. The Company has not materially changed the methodology for calculating income tax expense for the years presented or for quarterly periods.
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
The valuation allowances of $131.3 million and $127.2 million at December 31, 2014 and 2013, respectively, related principally to deferred tax assets for U.K. pension liabilities, net operating loss carryforwards, capital losses, currency translation and foreign investment tax credits that are uncertain as to realizability. In 2014, the Company recorded a net increase in the valuation allowance of $8.0 million related to current year pension adjustments recorded through Accumulated other comprehensive loss and a net increase of $6.5 million related to losses in certain jurisdictions where the Company determined that it is more likely than not that these assets will not be realized. This was offset by a $9.3 million reduction in valuation allowance from the effects of currency translation and a reduction of $1.1 million related to usage of a capital loss carryforward. In 2013, the Company recorded a net increase in the valuation allowance of $9.4 million related to the Infrastructure Transaction and $7.1 million related to losses in certain jurisdictions where the Company determined that it is more likely than not that these assets will not be realized. This was offset by a $15.8 million reduction in tax expense related to U.K. pension adjustments recorded during the year through Accumulated other comprehensive loss and the effects of currency translation. Excluding the valuation allowance activity related to the Infrastructure Transaction, the additional increase in valuation allowances resulted primarily from losses generated in certain jurisdictions that the Company determined it is more likely than not that these assets will not be realized.
A tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on its technical merits. The unrecognized tax benefits at December 31, 2014 and 2013 were $12.3 million and $17.4 million, respectively, including accrued interest and penalties. The unrecognized tax benefit may decrease as a result of the lapse of statute of limitations or as a result of final settlement and resolution of outstanding tax matters in various state and international jurisdictions.
The Company has not provided U.S. income taxes on certain non-U.S. subsidiaries' undistributed earnings as such amounts are permanently reinvested outside the United States. The Company evaluates future financial projections for its most significant subsidiaries, the need to reinvest earnings locally and the overall cash requirements of the Company. Based upon this evaluation, the Company determined that certain undistributed earnings from non-U.S. subsidiaries are indefinitely reinvested. The Company believes that it can generate sufficient cash flows to avoid the one-time tax costs associated with repatriation of undistributed earnings to the U.S. from prior periods. At December 31, 2014 and 2013, such earnings were approximately $705 million and $815 million, respectively. If these earnings were repatriated at December 31, 2014, the one-time tax cost associated with the repatriation would be approximately $124 million.
See Note 11, Income Taxes, to the Consolidated Financial Statements under Part II, Item 8, "Financial Statements and Supplementary Data," for additional disclosures related to these items.

Research and Development

Internal funding for research and development was as follows:

	Research and Development Expenses
(In millions)	2014	2013	2012
Harsco Metals & Minerals Segment	$2.2	$1.9	$1.7
Harsco Infrastructure Segment	—	2.9	3.1
Harsco Rail Segment	2.5	3.4	3.3
Harsco Industrial Segment	1.6	1.3	0.9
Consolidated Totals	$6.3	$9.6	$9.1
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

Dividend Action

The Company has paid dividends each year since 1939. The Company paid four quarterly cash dividends of $0.205 per share in 2014, for an annual rate of $0.82 per share. The Board normally reviews the dividend rate periodically during the year and annually at its fourth quarter meeting. There are no significant restrictions on the payment of dividends.
The February 17, 2015 dividend payment of $0.205 per share marked the 259th consecutive quarterly dividend. The Company is philosophically committed to maintaining or increasing the dividend at a sustainable level.
On February 20, 2015, the Company's Board declared a quarterly cash dividend of $0.205 per share, payable May 15, 2015 to stockholders of record at the close of business on April 15, 2015.

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
Management has assessed the effectiveness of its internal control over financial reporting at December 31, 2014 based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company's internal control over financial reporting was effective at December 31, 2014.
The effectiveness of the Company's internal control over financial reporting at December 31, 2014 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing in this Annual Report on Form 10-K, which expresses an unqualified opinion on the effectiveness of the Company's internal control over financial reporting at December 31, 2014.

/s/ F. NICHOLAS GRASBERGER, III	/s/ PETER F. MINAN
F. Nicholas Grasberger, III President and Chief Executive Officer	Peter F. Minan Chief Financial Officer
March 2, 2015	March 2, 2015

Report of Independent Registered Public Accounting Firm

To The Stockholders of the Corporation:

In our opinion, the accompanying consolidated financial statements present fairly, in all material respects, the financial position of Harsco Corporation at December 31, 2014 and December 31, 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
March 2, 2015

HARSCO CORPORATION
CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)	December 31 2014	December 31 2013
ASSETS
Current assets:
Cash and cash equivalents	$62,843	$93,605
Trade accounts receivable, net	325,104	353,181
Other receivables	28,145	46,470
Inventories	177,265	155,689
Assets held-for-sale	1,355	113,968
Other current assets	87,110	75,842
Total current assets	681,822	838,755
Investments	288,505	298,856
Property, plant and equipment, net	663,244	711,346
Goodwill	416,155	431,265
Intangible assets, net	58,524	53,261
Other assets	155,551	108,265
Total assets	$2,263,801	$2,441,748
LIABILITIES
Current liabilities:
Short-term borrowings	$16,748	$7,489
Current maturities of long-term debt	25,188	20,257
Accounts payable	146,506	181,410
Accrued compensation	53,780	53,113
Income taxes payable	1,985	7,199
Dividends payable	16,535	16,536
Insurance liabilities	12,415	10,523
Advances on contracts	117,398	24,053
Liabilities of assets held-for-sale	—	109,176
Due to unconsolidated affiliate	8,142	24,954
Unit adjustment liability	22,320	22,320
Other current liabilities	144,543	129,739
Total current liabilities	565,560	606,769
Long-term debt	829,709	783,158
Deferred income taxes	6,379	8,217
Insurance liabilities	35,470	41,879
Retirement plan liabilities	350,889	241,049
Due to unconsolidated affiliate	20,169	27,292
Unit adjustment liability	71,442	84,023
Other liabilities	25,849	42,526
Total liabilities	1,905,467	1,834,913
COMMITMENTS AND CONTINGENCIES
HARSCO CORPORATION STOCKHOLDERS' EQUITY
Preferred stock, Series A junior participating cumulative preferred stock	—	—
Common stock, par value $1.25 (issued 112,357,348 and 112,198,693 shares at December 31, 2014 and 2013, respectively)	140,444	140,248
Additional paid-in capital	165,666	159,025
Accumulated other comprehensive loss	(532,491)	(370,615)
Retained earnings	1,290,208	1,381,321
Treasury stock, at cost (31,697,498 and 31,519,768 shares at December 31, 2014 and 2013, respectively)	(749,815)	(746,237)
Total Harsco Corporation stockholders' equity	314,012	563,742
Noncontrolling interests	44,322	43,093
Total equity	358,334	606,835
Total liabilities and equity	$2,263,801	$2,441,748

See accompanying notes to consolidated financial statements.

HARSCO CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended December 31
(In thousands, except per share amounts)	2014	2013	2012
Revenues from continuing operations:
Service revenues	$1,365,696	$2,229,966	$2,340,996
Product revenues	700,042	666,554	705,022
Total revenues	2,065,738	2,896,520	3,046,018
Costs and expenses from continuing operations:
Cost of services sold	1,151,842	1,766,730	1,861,732
Cost of products sold	494,944	467,485	487,784
Selling, general and administrative expenses	285,252	481,052	503,339
Research and development expenses	6,348	9,570	9,139
Goodwill impairment charge	—	—	265,038
Loss on disposal of the Harsco Infrastructure Segment and transaction costs	6,057	291,372	—
Other expenses	57,824	15,110	93,776
Total costs and expenses	2,002,267	3,031,319	3,220,808
Operating income (loss) from continuing operations	63,471	(134,799)	(174,790)
Interest income	1,702	2,087	3,676
Interest expense	(47,111)	(49,654)	(47,381)
Change in fair value to the unit adjustment liability	(9,740)	(966)	—
Income (loss) from continuing operations before income taxes and equity income (loss)	8,322	(183,332)	(218,495)
Income tax expense	(27,171)	(34,912)	(35,251)
Equity in income (loss) of unconsolidated entities, net	(1,558)	1,548	564
Loss from continuing operations	(20,407)	(216,696)	(253,182)
Discontinued operations:
Income (loss) on disposal of discontinued business	176	(2,398)	(1,843)
Income tax (expense) benefit related to discontinued business	(66)	906	924
Income (loss) from discontinued operations	110	(1,492)	(919)
Net loss	(20,297)	(218,188)	(254,101)
Less: Net income attributable to noncontrolling interests	(4,495)	(9,753)	(511)
Net loss attributable to Harsco Corporation	$(24,792)	$(227,941)	$(254,612)
Amounts attributable to Harsco Corporation common stockholders:
Loss from continuing operations, net of tax	$(24,902)	$(226,449)	$(253,693)
Income (loss) from discontinued operations, net of tax	110	(1,492)	(919)
Net loss attributable to Harsco Corporation common stockholders	$(24,792)	$(227,941)	$(254,612)

Weighted average shares of common stock outstanding	80,884	80,755	80,632
Basic loss per share attributable to Harsco Corporation common stockholders:
Continuing operations	$(0.31)	$(2.80)	$(3.15)
Discontinued operations	—	(0.02)	(0.01)
Basic loss per share attributable to Harsco Corporation common stockholders	$(0.31)	$(2.82)	$(3.16)

Diluted weighted average shares of common stock outstanding	80,884	80,755	80,632
Diluted loss per share attributable to Harsco Corporation common stockholders:
Continuing operations	$(0.31)	$(2.80)	$(3.15)
Discontinued operations	—	(0.02)	(0.01)
Diluted loss per share attributable to Harsco Corporation common stockholders	$(0.31)	$(2.82)	$(3.16)

See accompanying notes to consolidated financial statements.

HARSCO CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Years ended December 31
(In thousands)	2014	2013	2012
Net loss	$(20,297)	$(218,188)	$(254,101)
Other comprehensive income (loss):
Foreign currency translation adjustments, net of deferred income taxes of $7,151, $(5,924) and $(5,436) in 2014, 2013 and 2012, respectively	(47,930)	(55,827)	11,434
Net gains (losses) on cash flow hedging instruments, net of deferred income taxes of $(338), $(1,410) and $567 in 2014, 2013 and 2012, respectively	(1,957)	1,047	(4,333)
Pension liability adjustments, net of deferred income taxes of $13,454, $(11,095) and $7,572 in 2014, 2013 and 2012, respectively	(113,596)	95,604	(53,645)
Unrealized gain on marketable securities, net of deferred income taxes of $(3), $(18) and $(3) in 2014, 2013 and 2012, respectively	5	31	6
Total other comprehensive income (loss)	(163,478)	40,855	(46,538)
Total comprehensive loss	(183,775)	(177,333)	(300,639)
Less: Comprehensive income attributable to noncontrolling interests	(2,893)	(10,055)	(950)
Comprehensive loss attributable to Harsco Corporation	$(186,668)	$(187,388)	$(301,589)
See accompanying notes to consolidated financial statements.

HARSCO CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31
(In thousands)	2014	2013	2012
Cash flows from operating activities:
Net loss	$(20,297)	$(218,188)	$(254,101)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	164,588	221,266	251,905
Amortization	11,738	15,775	20,212
Change in fair value to the unit adjustment liability	9,740	966	—
Deferred income tax expense (benefit)	7,551	(18,427)	(10,708)
Equity in (income) loss of unconsolidated entities, net	1,558	(1,548)	(564)
Dividends from unconsolidated entities	—	37	308
Harsco 2011/2012 Restructuring Program non-cash adjustment	—	—	31,443
Goodwill impairment charge	—	—	265,038
Loss on disposal of the Harsco Infrastructure Segment	3,865	271,296	—
Other, net	39,376	2,735	(27,098)
Changes in assets and liabilities, net of acquisitions and dispositions of businesses:
Accounts receivable	7,026	(34,504)	22,016
Inventories	(19,991)	18,510	2,365
Accounts payable	(28,901)	14,319	(37,649)
Accrued interest payable	70	(1,836)	(319)
Accrued compensation	5,699	(9,860)	517
Advances on contracts	92,769	(21,365)	(63,923)
Harsco Infrastructure Segment 2010 Restructuring Program accrual	—	(6,788)	(5,211)
Harsco 2011/2012 Restructuring Program accrual	(2,672)	(17,705)	(7,883)
Other assets and liabilities	(46,273)	(26,428)	12,531
Net cash provided by operating activities	225,846	188,255	198,879
Cash flows from investing activities:
Purchases of property, plant and equipment	(207,978)	(246,147)	(265,023)
Proceeds from the Infrastructure Transaction	15,699	303,039	—
Proceeds from sales of assets	14,976	18,984	49,779
Purchase of businesses, net of cash acquired*	(26,336)	(2,849)	(740)
Payment of unit adjustment liability	(22,320)	(2,123)	—
Other investing activities, net	(2,721)	(8,219)	(3,284)
Net cash provided (used) by investing activities	(228,680)	62,685	(219,268)
Cash flows from financing activities:
Short-term borrowings, net	8,851	(1,901)	(43,464)
Current maturities and long-term debt:
Additions	177,499	316,804	285,850
Reductions	(131,007)	(498,600)	(184,372)
Cash dividends paid on common stock	(66,322)	(66,211)	(66,068)
Dividends paid to noncontrolling interests	(2,186)	(3,381)	(2,605)
Purchase of noncontrolling interests	—	(166)	—
Contributions from noncontrolling interests	—	4,825	8,097
Common stock issued—options	—	371	725
Common stock acquired for treasury	(941)	—	—
Deferred pension underfunding payment to unconsolidated affiliate	(7,688)	—	—
Other financing activities, net	—	(405)	(2,709)
Net cash used by financing activities	(21,794)	(248,664)	(4,546)
Effect of exchange rate changes on cash	(6,134)	(3,921)	(999)
Net decrease in cash and cash equivalents	(30,762)	(1,645)	(25,934)
Cash and cash equivalents at beginning of period	93,605	95,250	121,184
Cash and cash equivalents at end of period	$62,843	$93,605	$95,250

HARSCO CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Years ended December 31
(In thousands)	2014	2013	2012
*Purchase of businesses, net of cash acquired
Working capital	$(1,107)	$—	$—
Property, plant and equipment	(330)	(2,437)	—
Goodwill	(6,839)	—	—
Intangible Assets	(17,575)	—	—
Other noncurrent assets and liabilities, net	(485)	(412)	(740)
Net cash used to acquire businesses	$(26,336)	$(2,849)	$(740)

See accompanying notes to consolidated financial statements.

HARSCO CORPORATION CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In thousands, except share and per share amounts)	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
	Issued	Treasury					Total
Balances, January 1, 2012	$139,914	$(744,644)	$149,066	$1,996,234	$(364,191)	$43,539	$1,219,918
Net income (loss)				(254,612)		511	(254,101)
Cash dividends declared:
Common @ $0.82 per share				(66,132)			(66,132)
Noncontrolling interests						(2,605)	(2,605)
Total other comprehensive income (loss), net of deferred income taxes of $2,700					(46,977)	439	(46,538)
Contributions from noncontrolling interests						8,602	8,602
Sale of investment in consolidated subsidiary						(704)	(704)
Stock options exercised, 38,900 shares	49		661				710
Vesting of restricted stock units and other stock grants, net 68,558 shares	117	(561)	959				515
Amortization of unearned stock-based, compensation, net of forfeitures			1,959				1,959
Balances, December 31, 2012	$140,080	$(745,205)	$152,645	$1,675,490	$(411,168)	$49,782	$861,624
HARSCO CORPORATION CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Continued)

(In thousands, except share and per share amounts)	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss) (a)	Noncontrolling Interests
	Issued	Treasury					Total
Balances, January 1, 2013	$140,080	$(745,205)	$152,645	$1,675,490	$(411,168)	$49,782	$861,624
Net income (loss)				(227,941)		9,753	(218,188)
Cash dividends declared:
Common @ $0.82 per share				(66,228)			(66,228)
Noncontrolling interests						(4,764)	(4,764)
Total other comprehensive income, net of deferred income taxes of $(18,447)					40,553	302	40,855
Contributions from noncontrolling interests						4,825	4,825
Purchase of subsidiary shares from noncontrolling interest			(292)			107	(185)
Noncontrolling interests transferred in the Infrastructure Transaction (see Note 3, Acquisitions and Dispositions)			1,003			(16,912)	(15,909)
Stock options exercised, net 20,000 shares	25		375				400
Vesting of restricted stock units and other stock grants, net 74,297 shares	143	(1,032)	2,074				1,185
Amortization of unearned stock-based compensation, net of forfeitures			3,220				3,220
Balances, December 31, 2013	$140,248	$(746,237)	$159,025	$1,381,321	$(370,615)	$43,093	$606,835
(a) Includes changes due to the Infrastructure Transaction. See Note 18, Components of Other Comprehensive Loss.

HARSCO CORPORATION CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Continued)

(In thousands, except share and per share amounts)	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
	Issued	Treasury					Total
Balances, January 1, 2014	$140,248	$(746,237)	$159,025	$1,381,321	$(370,615)	$43,093	$606,835
Net income (loss)				(24,792)		4,495	(20,297)
Cash dividends declared:
Common @ $0.82 per share				(66,321)			(66,321)
Noncontrolling interests						(2,319)	(2,319)
Total other comprehensive loss, net of deferred income taxes of $20,264					(161,876)	(1,602)	(163,478)
Contributions from noncontrolling interests						1,560	1,560
Noncontrolling interests transferred in the Infrastructure Transaction (see Note 3, Acquisitions and Dispositions)						(905)	(905)
Vesting of restricted stock units and other stock grants, net 130,925 shares	196	(714)	2,069				1,551
Treasury shares repurchased, 150,000 shares		(2,864)					(2,864)
Amortization of unearned stock-based compensation, net of forfeitures			4,572				4,572
Balances, December 31, 2014	$140,444	$(749,815)	$165,666	$1,290,208	$(532,491)	$44,322	$358,334

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

During 2014, the Company recorded out-of-period adjustments that had the net effect of decreasing after-tax income by $3.5 million, or $0.04 per diluted share, for the year ended December 31, 2014. The adjustments are primarily the result of the increases in reserves related to Brazilian labor claims not recorded in the correct period, correcting expenses that should not have been capitalized in accordance with the Company's policies and revenue that should not have been recognized in accordance with a customer contract. The Company assessed the individual and aggregate impact of these adjustments on the current year and all prior periods and determined that the cumulative effect of the adjustments was not material to the full-year 2014 results, and did not result in a material misstatement to any previously issued annual or quarterly financial statements. Consequently, the Company recorded the $3.5 million net adjustment during 2014 and has not revised any previously issued annual financial statements or interim financial data.
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

Depreciation
Property, plant and equipment is recorded at cost and depreciated over the estimated useful lives of the assets using, principally, the straight-line method. When property is retired from service, the cost of the retirement is charged to the allowance for depreciation to the extent of the accumulated depreciation and the balance is charged to income. Long-lived assets to be disposed of by sale are not depreciated while they are held for sale.

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

Goodwill and Other Intangible Assets
In accordance with U.S. GAAP, goodwill is not amortized and is tested for impairment at least annually, or more frequently if indicators of impairment exist, or if a decision is made to dispose of a business. Goodwill is allocated among and evaluated for impairment at the reporting unit level, which is defined as an operating segment or one level below for which discrete financial information is available. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include declining cash flows or operating losses at the reporting unit level, a significant adverse change in legal factors or business climate, an adverse action or assessment by a regulator, unanticipated competition, a loss of key personnel, or a more likely than not expectation that a reporting unit or a significant portion of a reporting unit will be sold or otherwise disposed of, among others.

The Company performs the annual goodwill impairment test as of October 1. The Company has five reporting units, only three of which have goodwill associated with them as of December 31, 2014. Almost all of the Company's goodwill is included in the Harsco Metals & Minerals Segment.

The evaluation of potential goodwill impairment involves comparing the current fair value of each reporting unit to the net book value, including goodwill. The Company uses a discounted cash flow model (“DCF model”) to estimate the current fair value of reporting units, as management believes forecasted operating cash flows are the best indicator of current fair value. A number of significant assumptions and estimates are involved in the preparation of DCF models including future revenues and operating margin growth, the weighted-average cost of capital (“WACC”), tax rates, capital spending, pension funding, the impact of business initiatives, and working capital projections. These assumptions and estimates may vary significantly between reporting units. DCF models are based on approved long-range plans for the early years and historical relationships and projections for later years. WACC rates are derived from internal and external factors including, but not limited to, the average market price of the Company's stock, shares outstanding, book value of the Company's debt, the long-term risk free interest rate, and both market and size-specific risk premiums. Due to the many variables noted above and the relative size of the Company's goodwill, differences in assumptions may have a material impact on the results of the Company's annual goodwill impairment testing. If the net book value of a reporting unit were to exceed the current fair value, the second step of the goodwill impairment test would be required to determine if an impairment existed and the amount of goodwill impairment to record, if any. The second step of the goodwill impairment test compares the net book value of a reporting unit's goodwill with the implied fair value of that goodwill. The implied fair value of goodwill represents the excess of fair value of the reporting unit over the fair value amounts assigned to all of the assets and liabilities of the reporting unit if it were to be acquired in a hypothetical business combination and the current fair value of the reporting unit represented the purchase price. The second step of the goodwill impairment test requires the utilization of valuation experts.

See Note 7, Goodwill and Other Intangible Assets, for additional information on goodwill.

Impairment of Long-Lived Assets (Other than Goodwill)
Long-lived assets are reviewed for impairment when events and circumstances indicate that the carrying amount of an asset may not be recoverable. Long-lived assets are reviewed for impairment when events and circumstances indicate the book value of an asset may be impaired. The Company's policy is to determine if an impairment loss exists when it is determined that the carrying amount of the asset exceeds the sum of the expected undiscounted future cash flows resulting from use of the asset, and its eventual disposition. Impairment losses are measured as the amount by which the carrying amount of the asset exceeds its fair value, normally as determined in either open market transactions or through the use of a discounted cash flow model. Long-lived assets to be disposed of are reported at the lower of the carrying amount or fair value less cost to sell. See Note 3, Acquisitions and Dispositions, and Note 17, Other Expenses, for additional information on impairment of long-lived assets (other than goodwill).

Revenue Recognition
Service revenues and product revenues are recognized when they are realized or realizable and when earned. Revenue is realized or realizable and earned when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the Company's price to the buyer is fixed or determinable and collectability is reasonably assured. Service revenues include the service components of the Harsco Metals & Minerals and Harsco Rail Segments. Product revenues include the Harsco Industrial Segment and the product revenues of the Harsco Metals & Minerals and Harsco Rail Segments.
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

The Company prepares and files tax returns based on interpretation of tax laws and regulations and records its provision for income taxes based on these interpretations. Uncertainties may exist in estimating the Company's tax provisions and in filing tax returns in the many jurisdictions in which the Company operates, and as a result these interpretations may give rise to an uncertain tax position. The tax benefit from an uncertain tax position is recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on its technical merits. Each subsequent period the Company determines if existing or new uncertain tax positions meet a more likely than not recognition threshold and adjust accordingly.
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
Accrued Insurance and Loss Reserves
The Company retains a significant portion of the risk for U.S. workers' compensation, U.K. employers' liability, automobile, general and product liability losses. During 2014, 2013 and 2012, the Company recorded insurance expense from continuing operations related to these lines of coverage of $23.3 million, $30.0 million and $33.8 million, respectively. Reserves have been recorded that reflect the undiscounted estimated liabilities including claims incurred but not reported. When a recognized liability is covered by third-party insurance, the Company records an insurance claim receivable to reflect the covered liability. Changes in the estimates of the reserves are included in net loss in the period determined. During 2014, 2013 and 2012, the Company recorded retrospective insurance reserve adjustments that decreased pre-tax insurance expense from continuing operations for self-insured programs by $7.0 million, $7.2 million and $4.3 million, respectively. At December 31, 2014 and 2013, the Company has recorded liabilities of $47.9 million and $52.4 million, respectively, related to both asserted as well as unasserted insurance claims. Included in the balance at December 31, 2014 and 2013 were $3.8 million and $4.0 million, respectively, of recognized liabilities covered by insurance carriers. Amounts estimated to be paid within one year have been included in current caption, Insurance liabilities, with the remainder included in non-current caption, Insurance liabilities, on the Consolidated Balance Sheets.

Warranties
The Company has recorded product warranty reserves of $8.9 million, $9.5 million and $9.1 million at December 31, 2014, 2013 and 2012, respectively. The Company provides for warranties of certain products as they are sold. The following table summarizes the warranty activity for 2014, 2013 and 2012:

(In thousands)	2014	2013	2012
Warranty reserves, beginning of the year	$9,548	$9,092	$5,596
Accruals for warranties issued during the year	3,208	5,016	7,935
Reductions related to pre-existing warranties	(2,680)	(1,966)	(2,401)
Warranties paid	(1,186)	(2,573)	(1,958)
Other (principally foreign currency translation)	(4)	(21)	(80)
Warranty reserves, end of the year	$8,886	$9,548	$9,092
Warranty expense and payments are incurred principally in the Harsco Rail and Harsco Industrial Segments. Warranty activity may vary from year to year depending upon the mix of revenues and contractual terms related to product warranties.

Foreign Currency Translation
The financial statements of the Company's subsidiaries outside the United States, except for those subsidiaries located in highly inflationary economies and those entities for which the U.S. dollar is the currency of the primary economic environment in which the entity operates, are measured using the local currency as the functional currency. Assets and liabilities of these subsidiaries are translated at the exchange rates at the balance sheet date. Resulting translation adjustments are recorded in the cumulative translation adjustment account, a separate component of Accumulated other comprehensive loss on the Consolidated Balance Sheets. Income and expense items are translated at average monthly exchange rates. Gains and losses from foreign currency transactions are included in Operating income (loss) from continuing operations. For subsidiaries operating in highly inflationary economies, and those entities for which the U.S. dollar is the currency of the primary economic environment in which the entity operates, gains and losses on foreign currency transactions and balance sheet translation adjustments are included in Operating income (loss) from continuing operations. In 2014, 2013 and 2012, the Company had no subsidiaries operating in highly inflationary economies.

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
See Note 15, Financial Instruments, for additional information on financial instruments and hedging.

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

2. Recently Adopted and Recently Issued Accounting Standards
The following accounting standards have been adopted in 2014:
On January 1, 2014, the Company adopted Financial Accounting Standards Board ("FASB")-issued changes related to a parent's accounting for the cumulative translation adjustment upon derecognition of certain subsidiaries or groups of assets within a foreign entity or of an investment in a foreign entity. The changes resolve diversity in practice related to these matters. The adoption of these changes did not have a material impact on the Company's consolidated financial statements.
On January 1, 2014, the Company adopted FASB-issued changes related to financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists that could be used to offset the liability for an uncertain tax position. The changes resolve diversity in practice related to these matters. The adoption of these changes did not have a material impact on the Company's consolidated financial statements.
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

	Years Ended December 31
(In thousands)	2014	2013	2012
Net loss attributable to the Company	$(24,792)	$(227,941)	$(254,612)
Net increase in the Company's paid-in capital for changes to noncontrolling interest	—	711	—
Change from net loss attributable to the Company and changes to noncontrolling interest	$(24,792)	$(227,230)	$(254,612)

Dispositions

Infrastructure Transaction
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

As a result of the Infrastructure Transaction, the Company recorded an estimated loss on disposal of the Harsco Infrastructure Segment of $271.3 million during 2013 and recorded an additional loss of $3.9 million during 2014. Further adjustment to the loss on disposal of the Harsco Infrastructure Segment may be necessary as the result of the final valuation of certain items. The Company does not expect that the ultimate conclusion of these items will have a material adverse effect on the Company's financial condition, results of operations or cash flows. The loss on disposal of the Harsco Infrastructure Segment represents the difference between the book value of the Harsco Infrastructure Segment, less costs to sell, and the sum of the cash consideration plus the fair value of the Company's approximate 29% equity interest in the Infrastructure strategic venture. The fair value of the equity interest was determined based on the expected future discounted cash flows of the Infrastructure strategic venture.

While the Infrastructure Transaction was consummated on November 26, 2013, the ownership interest in certain jurisdictions did not transfer as of December 31, 2013. The carrying amounts of the remaining assets and liabilities that were aggregated in the captions, Assets held-for-sale and Liabilities of assets held-for-sale, respectively, on the Consolidated Balance Sheet at December 31, 2013 were as follows:

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

The ownership interest in the jurisdictions representing the assets held-for-sale and liabilities of assets held-for-sale at December 31, 2013 were transferred to Brand during January 2014.

Additionally, the Company incurred $2.2 million and $20.1 million of transaction costs during the years ended December 31, 2014 and 2013, respectively, in conjunction with the Infrastructure Transaction.

Harsco Gas Technologies
Consistent with the strategic focus to grow and allocate financial resources principally to the Company's industrial services businesses, the Company sold the Gas Technologies Segment to Taylor Wharton International in 2007. The Consolidated Statements of Operations for the years ended 2014, 2013 and 2012 reflect the Gas Technologies Segment's results as discontinued operations. The Company recorded after-tax income from discontinued operations of $0.1 million and after-tax losses from discontinued operations of $1.5 million and $0.9 million, in 2014, 2013 and 2012, respectively. The income in 2014 and losses incurred in 2013 and 2012 included charges related to potential and contingent claims.

4. Accounts Receivable and Inventories
Accounts receivable consist of the following:

	Accounts Receivable
(In thousands)	December 31 2014	December 31 2013
Trade accounts receivable	$340,223	$359,819
Less: Allowance for doubtful accounts	(15,119)	(6,638)
Trade accounts receivable, net	$325,104	$353,181

Other receivables (a)	$28,145	$46,470

(a)	Other receivables include insurance claim receivables, employee receivables, tax claim receivables and other miscellaneous receivables not included in Trade accounts receivable, net.
The following table reflects the provision for doubtful accounts related to trade accounts receivable for the years ended December 31, 2014, 2013 and 2012:

	Years Ended December 31
(In thousands)	2014	2013	2012
Provision for doubtful accounts related to trade accounts receivable	$9,892	$10,175	$11,266
Inventories consist of the following:

	Inventories
(In thousands)	December 31 2014	December 31 2013
Finished goods	$30,001	$23,112
Work-in-process	28,644	25,623
Raw materials and purchased parts	86,898	72,118
Stores and supplies	31,722	34,836
Total inventories	$177,265	$155,689
Valued at lower of cost or market:
LIFO basis	$107,691	$94,939
FIFO basis	13,383	9,859
Average cost basis	56,191	50,891
Total inventories	$177,265	$155,689
Inventories valued on the LIFO basis at December 31, 2014 and 2013 were approximately $33 million and $28 million, respectively, less than the amounts of such inventories valued at current costs.
During 2014, as a result of reducing certain inventory quantities valued on the LIFO basis, net loss decreased from that which would have been recorded under the FIFO basis of valuation by $0.1 million. During 2013, there was no significant impact on net loss as a result of reducing certain inventory quantities valued on a LIFO basis. During 2012, as a result of reducing certain inventory quantities valued on the LIFO basis, net loss decreased from that which would have been recorded under the FIFO basis of valuation by $0.1 million.

5. Equity Method Investments

As a result of the Infrastructure Transaction, the Company owns an approximate 29% equity interest in Brand at December 31, 2014. See Note 3, Acquisitions and Dispositions, for additional information related to the Infrastructure Transaction.

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

The Company records the Company's proportionate share of Brand's net income or loss one quarter in arrears. Accordingly, the Company's Consolidated Statement of Operations for the year ended December 31, 2013 does not include any amounts related to the Infrastructure strategic venture in the caption, Equity in income of unconsolidated entities, net. Brand's summarized balance sheet information at September 30, 2014 and summarized statement of operations information for the period from November 27, 2013 through September 30, 2014 are summarized as follows:

(In thousands)	September 30 2014
Summarized Balance Sheet Information of Brand:
Current assets	$815,809
Property and equipment , net	923,056
Other noncurrent assets	1,594,669
Total assets	$3,333,534

Short-term borrowings, including current portion of long-term debt	$68,748
Other current liabilities	360,714
Long-term debt	1,747,522
Other noncurrent liabilities	406,636
Total liabilities	2,583,620
Equity	749,914
Total liabilities and equity	$3,333,534

(In thousands)	Period From November 27 2013 Through September 30 2014 (a)
Summarized Statement of Operations Information of Brand:
Net revenues	$2,559,556
Gross profit	559,376
Net income (loss) attributable to Brand Energy & Infrastructure Services, Inc. and Subsidiaries	(4,848)
Harsco's equity in income (loss) of Brand	(1,595)
(a) The Company's equity method investment in Brand began on November 26, 2013; accordingly, there is only approximately ten months of related equity income (loss). The results of the Harsco Infrastructure Segment from January 1, 2013 through the date of closing are reported in the Company's results of operations for 2013.

The book value of the Company's equity method investment in Brand at December 31, 2014 and 2013 was $285.7 million and $296.1 million, respectively. The Company's initial underlying equity in the net assets of Brand, upon consummation of the Infrastructure Transaction, was approximately $225 million. The difference between the initial fair value of the Company's equity method investment in Brand and the Company's underlying equity in the net assets of Brand was determined to be equity method goodwill and is not amortized.

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

No instances of impairment were noted on the Company's equity method investment at December 31, 2014.

As part of the Infrastructure Transaction, the Company is required to make quarterly payments to the Company's partner in the Infrastructure strategic venture, either (at the Company's election) (i) in cash, with total payments to equal approximately $22 million per year on a pre-tax basis (approximately $15 million per year after-tax), or (ii) in kind through the transfer of approximately 2.5% of the Company's ownership interest in the Infrastructure strategic venture on an annual basis (the "unit adjustment liability"). The resulting liability is reflected in the caption, Unit adjustment liability, on the Company's Consolidated Balance Sheets. The Company will recognize the change in fair value to the unit adjustment liability each period until the Company is no longer required to make these payments or chooses not to make these payments. The change in fair value to the unit adjustment liability is a non-cash expense. For the years ended December 31, 2014 and 2013, the Company recognized $9.7 million and $1.0 million, respectively, of change in fair value to the unit adjustment liability.

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

The Consolidated Balance Sheets as of December 31, 2014 and 2013 include balances related to the unit adjustment liability of $93.8 million and $106.3 million, respectively, in the current and non-current captions, Unit adjustment liability. A reconciliation of beginning and ending balances related to the unit adjustment liability is included in Note 15, Financial Instruments.

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

Balances related to transactions between the Company and Brand are as follows:

(In thousands)	December 31 2014	December 31 2013
Balances due from Brand	$1,860	$85,908
Balances due to Brand	28,311	149,325

The remaining balances between the Company and Brand, at December 31, 2014, relate primarily to transition services and the funding of certain transferred defined benefit pension plan obligations through 2018. There is not expected to be any significant level of revenue or expense between the Company and Brand on an on-going basis once all aspects of the Infrastructure Transaction have been finalized.

6. Property, Plant and Equipment
Property, plant and equipment consist of the following:

(In thousands)	Estimated Useful Lives	December 31 2014	December 31 2013
Land	—	$15,721	$16,652
Land improvements	5-20 years	15,898	13,615
Buildings and improvements	5-40 years	205,409	192,346
Machinery and equipment	3-20 years	1,861,965	1,969,493
Uncompleted construction	—	87,414	86,508
Gross property, plant and equipment		2,186,407	2,278,614
Less: Accumulated depreciation		(1,523,163)	(1,567,268)
Property, plant and equipment, net		$663,244	$711,346
Included in the amounts are $22.3 million and $23.5 million of property, plant and equipment under capital leases at December 31, 2014 and 2013, respectively.
Buildings and improvements include leasehold improvements that are amortized over the shorter of their useful lives or the initial term of the lease.

7. Goodwill and Other Intangible Assets
Goodwill by Segment
The following table reflects the changes in carrying amounts of goodwill by segment (there is no goodwill associated with the Harsco Infrastructure Segment) for the years ended December 31, 2014 and 2013:

(In thousands)	Harsco Metals & Minerals Segment	Harsco Industrial Segment		Harsco Rail Segment	Consolidated Totals
Balance at December 31, 2012	$419,888	$—		$9,310	$429,198
Foreign currency translation	2,067	—		—	2,067
Balance at December 31, 2013	421,955	—		9,310	431,265
Changes to goodwill	(300)	6,839	(a)	—	6,539
Foreign currency translation	(21,649)	—		—	(21,649)
Balance at December 31, 2014	$400,006	$6,839		$9,310	$416,155

(a)
Changes to goodwill relate to the initial acquisition of Hammco and related purchase price adjustments in accordance with U.S. GAAP occurring during the measurement period. See Note 3, Acquisitions and Dispositions.

The Company's methodology for determining reporting unit fair value is described in Note 1, Summary of Significant Accounting Policies. Performance of the Company's 2014 annual impairment test did not result in impairment of any of the Company's reporting units.

Intangible Assets
Intangible assets totaled $58.5 million, net of accumulated amortization of $147.9 million at December 31, 2014 and $53.3 million, net of accumulated amortization of $143.4 million at December 31, 2013. The following table reflects these intangible assets by major category:

	December 31, 2014		December 31, 2013
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer related	$157,530	$112,211	$150,307	$110,889
Non-compete agreements	1,107	1,039	1,126	1,024
Patents	6,079	5,399	6,211	5,273
Technology related	26,548	21,233	27,185	18,931
Trade names	7,745	3,733	4,113	2,969
Other	7,420	4,290	7,753	4,348
Total	$206,429	$147,905	$196,695	$143,434

The gross carrying amount of intangible assets increased in 2014 due to the acquisition of Hammco, as discussed in Note 3, Acquisitions and Dispositions. As part of this transaction, the Company acquired the following finite-lived intangible assets (by major class):

(In thousands)	Gross Carrying Amount	Residual Value	Weighted-average amortization period
Customer related	$13,928	—	12 years
Trade names	3,647	—	15 years
Total	$17,575

Amortization expense for intangible assets was $9.9 million, $13.8 million and $17.6 million for 2014, 2013 and 2012, respectively. The following table shows the estimated amortization expense for the next five fiscal years based on current intangible assets.

(In thousands)	2015	2016	2017	2018	2019
Estimated amortization expense (a)	$8,350	$7,800	$5,050	$4,850	$4,800

(a)	These estimated amortization expense amounts do not reflect the potential effect of future foreign currency exchange rate fluctuations.

8. Debt and Credit Agreements
The Company has a multi-year revolving credit facility that is available for use throughout the world. The following table illustrates the amount outstanding under the multi-year revolving credit facility and available credit at December 31, 2014. The multi-year revolving credit facility is described in more detail below the table.

	Summary of Credit Facility
	December 31, 2014
(In thousands)	Facility Limit	Outstanding Balance	Available Credit
Multi-year revolving credit facility (a U.S.-based program)	$525,000	$98,500	$426,500
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
At December 31, 2014 and 2013, the Company had $98.5 million and $35.0 million, respectively, of Credit Agreement borrowings outstanding. At December 31, 2014 and 2013, all such balances were classified as long-term borrowings in the Consolidated Balance Sheets. Classification of such balances is based on the Company's ability and intent to repay such amounts over the subsequent twelve months, as well as reflects the Company's ability and intent to borrow for a period longer than a year. To the extent the Company expects to repay any amounts within the subsequent twelve months, the amounts are classified as short-term borrowings.
Short-term borrowings amounted to $16.7 million and $7.5 million at December 31, 2014 and 2013, respectively. Short-term borrowings consist principally of bank overdrafts. The weighted-average interest rate for short-term borrowings at December 31, 2014 and 2013 was 11.7% and 10.8%, respectively.

	Long-Term Debt
(In thousands)	December 31 2014	December 31 2013
5.75% notes due May 15, 2018	$448,626	$448,268
2.7% notes due October 15, 2015	249,733	249,373
Other financing payable (including capital leases) in varying amounts due principally through 2017 with a weighted-average interest rate of 4.0% and 3.6% at December 31, 2014 and 2013, respectively	156,538	105,774
Total debt	854,897	803,415
Less: current maturities	(25,188)	(20,257)
Total long-term debt	$829,709	$783,158

At December 31, 2014, the Company's 2.7% notes due October 15, 2015 are classified as long-term debt on the Consolidated Balance Sheet based on the Company's intent to refinance this debt using debt capital markets and ability to refinance this debt using borrowings under the Credit Agreement.
The maturities of long-term debt for the four years following December 31, 2015 are as follows:

(In thousands)
2016	$11,732
2017	363,047
2018	453,759
2019	876
Cash payments for interest on all debt were $44.2 million, $50.1 million and $45.5 million in 2014, 2013 and 2012, respectively.
In addition to the total consolidated debt to consolidated EBITDA ratio covenant, which is not to exceed 3.5 to 1.0, the Credit Agreement contains covenants that limit the proportion of subsidiary consolidated indebtedness to a maximum of 10% of consolidated tangible assets and require a minimum consolidated EBITDA to consolidated interest charges ratio of 3.0 to 1.0. The Company’s 5.75% and 2.7% notes include covenants that require the Company to offer to repurchase the notes at 101% of par in the event of a change of control of the Company or disposition of substantially all of the Company’s assets in combination with a downgrade in the Company’s credit rating to non-investment grade.  At December 31, 2014, the Company was in compliance with these and all other covenants.

9. Operating Leases
The Company leases certain property and equipment under noncancelable operating leases. Rental expense under such operating leases was $19.7 million, $51.7 million and $54.9 million in 2014, 2013 and 2012, respectively.
Future minimum payments under operating leases with noncancelable terms are as follows:

(In thousands)
2015	$14,642
2016	10,905
2017	7,204
2018	4,075
2019	3,546
After 2019	24,762
Total minimum rentals to be received in the future under noncancelable subleases at December 31, 2014 are $0.6 million.
The decrease in 2014 rental expense under operating leases is due to the Infrastructure Transaction. See Note 3, Acquisitions and Dispositions, for additional information related to the Infrastructure Transaction.

10. Employee Benefit Plans
Pension Benefits
The Company has defined benefit pension retirement plans covering a substantial number of employees. The defined benefits for salaried employees generally are based on years of service and the employee's level of compensation during specified periods of employment. Defined benefit plans covering hourly employees generally provide benefits of stated amounts for each year of service. The multiemployer plans in which the Company participates provide benefits to certain unionized employees. The Company's funding policy for qualified plans is consistent with statutory regulations and customarily equals the amount deducted for income tax purposes. Periodic voluntary contributions are made, as recommended, by the Company's pension committee. The Company's policy is to amortize prior service costs of defined benefit pension plans over the average future service period of active plan participants.
For most U.S. defined benefit pension plans and a majority of international defined benefit pension plans, accrued service is no longer granted. In place of these plans, the Company has established defined contribution pension plans providing for the Company to contribute a specified matching amount for participating employees' contributions to the plan. For U.S. employees, this match is made on employee contributions up to 4% of their eligible compensation. Additionally, the Company may provide a discretionary contribution of up to 2% of compensation for eligible employees. This discretionary amount has not been provided for the years 2014, 2013 and 2012. For non-U.S. employees, this match is up to 6% of eligible compensation with an additional 2% going towards insurance and administrative costs.
Net periodic pension cost for U.S. and international pension plans for 2014, 2013 and 2012 is as follows:

	U.S. Plans			International Plans
(In thousands)	2014	2013	2012	2014	2013	2012
Defined benefit plans:
Service cost	$2,233	$2,565	$1,887	$1,610	$3,457	$3,418
Interest cost	12,868	11,767	12,780	43,230	42,707	46,174
Expected return on plan assets	(16,786)	(15,642)	(15,617)	(49,927)	(46,920)	(45,050)
Recognized prior service costs	90	248	224	184	335	397
Recognized losses	3,352	5,052	4,637	14,102	16,447	15,194
Amortization of transition liability	—	—	—	—	—	8
Settlement/curtailment loss (gain)	—	—	1,510	60	(372)	(2,589)
Defined benefit plans pension cost	1,757	3,990	5,421	9,259	15,654	17,552
Multiemployer plans	1,199	12,444	10,186	1,762	5,449	5,539
Defined contribution plans	4,704	4,945	5,066	8,033	11,139	12,770
Net periodic pension cost	$7,660	$21,379	$20,673	$19,054	$32,242	$35,861

The change in the financial status of the pension plans and amounts recognized on the Consolidated Balance Sheets at December 31, 2014 and 2013 are as follows:

	U.S. Plans		International Plans
(In thousands)	2014	2013	2014	2013
Change in benefit obligation:
Benefit obligation at beginning of year	$283,571	$316,448	$958,705	$1,068,750
Service cost	2,233	2,565	1,610	3,457
Interest cost	12,868	11,767	43,230	42,707
Plan participants' contributions	—	—	75	689
Amendments	—	—	—	(394)
Actuarial (gain) loss	49,939	(28,158)	150,289	(8,245)
Settlements/curtailments	—	—	(589)	(1,619)
Benefits paid	(23,292)	(19,051)	(41,522)	(46,269)
Effect of foreign currency	—	—	(62,250)	19,744
Infrastructure Transaction transfer (a)	—	—	—	(120,115)
Other	—	—	55	—
Benefit obligation at end of year	$325,319	$283,571	$1,049,603	$958,705
Change in plan assets:
Fair value of plan assets at beginning of year	$233,579	$218,084	$770,911	$783,059
Actual return on plan assets	15,465	31,931	80,518	68,535
Employer contributions	7,598	2,615	28,112	30,258
Plan participants' contributions	—	—	75	689
Settlements/curtailments	—	—	—	(1,028)
Benefits paid	(23,292)	(19,051)	(40,948)	(45,207)
Effect of foreign currency	—	—	(47,623)	11,455
Infrastructure Transaction transfer (a)	—	—	—	(76,850)
Fair value of plan assets at end of year	$233,350	$233,579	$791,045	$770,911

Funded status at end of year	$(91,969)	$(49,992)	$(258,558)	$(187,794)
(a) During 2013, certain international plans' benefit obligations and plan assets were transferred to the Infrastructure strategic venture as part of the Infrastructure Transaction, as described in Note 3, Acquisitions and Dispositions.
Amounts recognized on the Consolidated Balance Sheets consist of the following at December 31, 2014 and 2013:

	U.S. Plans		International Plans
	December 31		December 31
(In thousands)	2014	2013	2014	2013
Noncurrent assets	$615	$2,148	$1,746	$3,894
Current liabilities	2,102	2,045	524	534
Noncurrent liabilities	90,482	50,095	259,780	191,154
Accumulated other comprehensive loss before tax	157,165	109,348	479,382	401,300
Amounts recognized in Accumulated other comprehensive loss, before tax, consist of the following at December 31, 2014 and 2013:

	U.S. Plans		International Plans
(In thousands)	2014	2013	2014	2013
Net actuarial loss	$156,989	$109,081	$478,396	$400,726
Prior service cost	176	267	986	574
Total	$157,165	$109,348	$479,382	$401,300
The estimated amounts that will be amortized from accumulated other comprehensive loss into defined benefit net periodic pension cost in 2015 are as follows:

(In thousands)	U.S. Plans	International Plans
Net actuarial loss	$4,919	$17,254
Prior service cost	81	208
Total	$5,000	$17,462

The Company's estimate of expected contributions to be paid in 2015 for the U.S. and international defined benefit plans are $2.5 million and $31.2 million, respectively.
Future Benefit Payments
The expected benefit payments for defined benefit plans over the next 10 years are as follows:

(In millions)	2015	2016	2017	2018	2019	2020-2024
U.S. Plans	$18.5	$18.8	$18.6	$18.8	$18.7	$94.5
International Plans	42.1	43.8	45.5	46.2	47.7	266.0

Net Periodic Pension Cost Assumptions
The weighted-average actuarial assumptions used to determine the net periodic pension cost for 2014, 2013 and 2012 were as follows:

	U.S. Plans December 31			International Plans December 31			Global Weighted-Average December 31
	2014	2013	2012	2014	2013	2012	2014	2013	2012
Discount rates	4.7%	3.8%	4.4%	4.7%	4.3%	4.8%	4.7%	4.2%	4.7%
Expected long-term rates of return on plan assets	7.5%	7.5%	7.8%	6.8%	6.6%	6.7%	7.0%	6.8%	6.9%
Rates of compensation increase	3.0%	3.0%	3.0%	3.4%	2.8%	3.4%	3.4%	2.8%	3.4%
The expected long-term rates of return on plan assets for the 2015 net periodic pension cost are 7.5% for the U.S. plans and 6.8% for the international plans. The expected global long-term rate of return on assets for 2015 is 7.0%.

Defined Benefit Pension Obligation Assumptions
The weighted-average actuarial assumptions used to determine the defined benefit pension plan obligations at December 31, 2014 and 2013 were as follows:

	U.S. Plans		International Plans		Global Weighted-Average
	December 31		December 31		December 31
	2014	2013	2014	2013	2014	2013
Discount rates	3.9%	4.7%	3.7%	4.7%	3.7%	4.7%
Rates of compensation increase	3.0%	3.0%	3.2%	3.4%	3.2%	3.3%
The U.S. discount rate was determined using a yield curve that was produced from a universe containing approximately 700 U.S. dollar-denominated, AA-graded corporate bonds, all of which were noncallable (or callable with make-whole provisions), and excluding the 10% of the bonds with the highest yields and the 10% with the lowest yields within each maturity group. The discount rate was then developed as the level-equivalent rate that would produce the same present value as that using spot rates to discount the projected benefit payments. For international plans, the discount rate is aligned to corporate bond yields in the local markets, normally AA-rated corporations. The process and selection seeks to approximate the cash inflows with the timing and amounts of the expected benefit payments.
Accumulated Benefit Obligation
The accumulated benefit obligation for all defined benefit pension plans at December 31, 2014 and 2013 was as follows:

	U.S. Plans		International Plans
	December 31		December 31
(In millions)	2014	2013	2014	2013
Accumulated benefit obligation	$325.3	$283.5	$1,043.2	$950.7

Plans with Accumulated Benefit Obligation in Excess of Plan Assets
The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets at December 31, 2014 and 2013 were as follows:

	U.S. Plans		International Plans
	December 31		December 31
(In millions)	2014	2013	2014	2013
Projected benefit obligation	$314.9	$274.8	$1,032.1	$926.8
Accumulated benefit obligation	314.9	274.8	1,026.0	923.9
Fair value of plan assets	222.3	222.6	771.8	737.6
The asset allocations attributable to the Company's U.S. defined benefit pension plans at December 31, 2014 and 2013, and the long-term target allocation of plan assets, by asset category, are as follows:

	Target Long-Term Allocation	Percentage of Plan Assets at December 31
U.S. Plans Asset Category		2014	2013
Domestic equity securities	34%-44%	39.1%	41.8%
International equity securities	14%-24%	18.2%	19.5%
Fixed income securities	28%-38%	30.3%	25.9%
Cash and cash equivalents	Less than 5%	3.1%	3.2%
Other	5%-15%	9.3%	9.6%
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
The Company reviews the long-term expected return on asset assumption on a periodic basis taking into account a variety of factors including the historical investment returns achieved over a long-term period, the targeted allocation of plan assets and future expectations based on a model of asset returns for an actively managed portfolio. The model simulates 1,000 different capital market results over 20 years. For both 2015 and 2014, the expected return-on-asset assumption for U.S. plans was 7.5%.
The U.S. defined benefit pension plans assets include 450,000 shares of the Company's common stock valued at $8.5 million at December 31, 2014 and 450,000 shares of the Company's common stock valued at $12.6 million at December 31, 2013. These shares represented 3.6% and 5.4% of total plan assets at December 31, 2014 and 2013, respectively. Dividends paid to the pension plans on the Company's common stock amounted to $0.4 million in 2014, 2013 and 2012.
The asset allocations attributable to the Company's international defined benefit pension plans at December 31, 2014 and 2013 and the long-term target allocation of plan assets, by asset category, are as follows:

International Plans Asset Category	Target Long-Term Allocation	Percentage of Plan Assets at December 31
		2014	2013
Equity securities	32.5%	36.9%	38.5%
Fixed income securities	42.5%	45.3%	42.0%
Cash and cash equivalents	—	0.3%	0.3%
Other	25.0%	17.5%	19.2%
Plan assets at December 31, 2014 in the U.K. defined benefit pension plan amounted to 94% of the international pension assets. These assets are allocated among various categories of equities, fixed income securities and cash and cash equivalents with professional investment managers whose performance is actively monitored. The primary investment objective is long-term growth of assets in order to meet present and future benefit obligations. The Company periodically conducts asset/liability modeling studies and accordingly adjusts investment amounts within asset categories to ensure the long-term investment strategy is aligned with the profile of benefit obligations.

For the international long-term rate of return assumption, the Company considered the current level of expected returns in risk-free investments (primarily government bonds), the historical level of the risk premium associated with other asset classes in which the portfolio is invested and the expectations for future returns of each asset class and plan expenses. The expected return for each asset class was then weighted based on the target asset allocation to develop the expected long-term rate of return on assets. For both 2015 and 2014, the expected return on asset assumption for the U.K. plan was 6.8%. The remaining international pension plans, with assets representing 6% of the international pension assets, are under the guidance of professional investment managers and have similar investment objectives.
The fair values of the Company's U.S. pension plans' assets at December 31, 2014 by asset class are as follows:

(In thousands)	Total	Level 1	Level 2	Level 3
Domestic equities:
Common stocks	$44,064	$44,064	$—	$—
Mutual funds—equities	47,313	13,335	33,978	—
International equities—mutual funds	42,446	42,446	—	—
Fixed income investments:
U.S. Treasuries and collateralized securities	18,759	—	18,759	—
Corporate bonds and notes	11,347	11,347	—	—
Mutual funds—bonds	40,568	11,936	28,632	—
Other—mutual funds	21,700	21,700	—	—
Cash and money market accounts	7,153	7,153	—	—
Total	$233,350	$151,981	$81,369	$—
The fair values of the Company's international pension plans' assets at December 31, 2014 by asset class are as follows:

(In thousands)	Total	Level 1	Level 2	Level 3
Equity securities:
Mutual funds—equities	$292,150	$—	$292,150	$—
Fixed income investments:
Mutual funds—bonds	350,073	—	350,073	—
Insurance contracts	8,233	—	8,233	—
Other:
Real estate funds/limited partnerships	53,926	—	31,279	22,647
Other mutual funds	84,120	—	84,120	—
Cash and money market accounts	2,543	2,543	—	—
Total	$791,045	$2,543	$765,855	$22,647
The fair values of the Company's U.S. pension plans' assets at December 31, 2013 by asset class are as follows:

(In thousands)	Total	Level 1	Level 2	Level 3
Domestic equities:
Common stocks	$48,915	$48,915	$—	$—
Mutual funds—equities	48,807	13,204	35,603	—
International equities—mutual funds	45,475	45,475	—	—
Fixed income investments:
U.S. Treasuries and collateralized securities	18,787	—	18,787	—
Corporate bonds and notes	8,374	8,374	—	—
Mutual funds—bonds	33,326	33,326	—	—
Other—mutual funds	22,508	22,508	—	—
Cash and money market accounts	7,387	7,387	—	—
Total	$233,579	$179,189	$54,390	$—

The fair values of the Company's international pension plans' assets at December 31, 2013 by asset class are as follows:

(In thousands)	Total	Level 1	Level 2	Level 3
Equity securities:
Mutual funds—equities	$296,980	$—	$296,980	$—
Fixed income investments:
Mutual funds—bonds	314,965	—	314,965	—
Insurance contracts	8,797	—	8,797	—
Other:
Real estate funds / limited partnerships	52,733	—	32,310	20,423
Other mutual funds	94,980	—	94,980	—
Cash and money market accounts	2,456	2,456	—	—
Total	$770,911	$2,456	$748,032	$20,423
The following table summarizes changes in the fair value of Level 3 assets for 2014, 2013 and 2012:

Level 3 Asset Changes for the Twelve Months Ended December 31
(In thousands)	2014	2013	2012
Real Estate Limited Partnership:
Balance at beginning of year	$20,423	$17,746	$12,025
Contributions to partnership	385	838	2,535
Cash distributions received	(1,614)	(1,380)	(1,270)
Actual return on plan assets:
Related to asset still held at end of year	3,453	3,219	4,456
Balance at end of year	$22,647	$20,423	$17,746
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

Multiemployer Plans
The Company contributes to numerous multiemployer pension plans under the terms of collective-bargaining agreements that cover union-represented employees, many of whom are temporary in nature. The risks of participating in multiemployer pension plans differ from traditional company-sponsored defined benefit plans as follows:

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

The Company's participation in multiemployer pension plans for the years ended December 31, 2014, 2013 and 2012 is outlined below. The Company considers significant plans to be those plans to which the Company contributed more than 5% of total contributions to the plan in a given plan year or for which the Company believes the Company's share of the unfunded liability for the plan may be material to the Company.

(In thousands)
		Pension Protection Act Zone Status For Plan Years Ended
				Contributions By The Company For Years Ended (a)					Expiration Date of Collective- Bargaining Agreement
							Subject to Financial Improvement Plan
	Identification Number							Surcharge Imposed
Pension Fund		2013	2012	2014	2013	2012
Significant multiemployer plans for which plan financial information is not publicly available outside the Company's financial statements:
New Zealand Steel Pension Fund	018-054-531	N/A	N/A	$838	$886	$909	Yes	No	2016
Summary aggregate information for multiemployer plans which are not individually significant:
All other multiemployer plans (b)				2,123	17,007	14,905
Total Contributions				$2,961	$17,893	$15,814

(a)
These amounts represent either contributions for the plan year as confirmed by plan sponsors or the Company's estimates based on fiscal year accounts payable records which will be updated as confirmation is received from plan sponsors.

(b)
The decrease in contributions by the Company for 2014 primarily relates to the consummation of the Infrastructure Transaction. See Note 3, Acquisitions and Dispositions, for additional information related to the Infrastructure Transaction.

For plan years ended 2014 and 2013, the Company contributed more than 5% of the total contributions to the New Zealand Steel Pension Fund. The New Zealand Steel Pension Fund is a defined benefit superannuation scheme registered in New Zealand under the Superannuation Schemes Act of 1989 to provide retirement benefits to the salaried employees of the New Zealand Steel United Group of companies. The New Zealand Steel Pension Fund financial statements for the years ended June 30, 2014 and 2013 indicated total assets of $345.4 million and $276.1 million, respectively; total actuarial present value of accumulated plan benefits of $358.7 million and $302.4 million, respectively; and total contributions for all participating employers of $13.5 million and $13.3 million, respectively.

11. Income Taxes
Income (loss) from continuing operations before income taxes and equity income (loss) as reported in the Consolidated Statements of Operations consists of the following:

(In thousands)	2014	2013	2012
United States	$20,168	$(26,855)	$40,411
International	(11,846)	(156,477)	(258,906)
Total income (loss) before income taxes and equity income (loss)	$8,322	$(183,332)	$(218,495)
Income tax expense as reported in the Consolidated Statements of Operations consists of the following:

(In thousands)	2014	2013	2012
Income tax expense (benefit):
Currently payable:
U.S. federal	$4,495	$10,949	$22,603
U.S. state	557	1,375	1,561
International	14,569	41,015	21,795
Total income taxes currently payable	19,621	53,339	45,959
Deferred U.S. federal	2,503	(17,341)	(3,831)
Deferred U.S. state	807	401	(843)
Deferred international	4,240	(1,487)	(6,034)
Total income tax expense	$27,171	$34,912	$35,251
Cash payments for income taxes, including taxes on the gain or loss from discontinued business, were $36.0 million, $44.4 million and $42.6 million for 2014, 2013 and 2012, respectively.

The following is a reconciliation of the normal expected statutory U.S. federal income tax rate to the effective income tax rate as a percentage of Income (loss) from continuing operations before income taxes and equity income (loss) as reported in the Consolidated Statements of Operations:

(In thousands)	2014	2013	2012
U.S. federal income tax	$2,913	$(64,166)	$(76,473)
U.S. state income taxes, net of federal income tax benefit	658	(851)	290
U.S. domestic manufacturing deductions and credits	(1,882)	(4,700)	(3,580)
Tax costs of repatriation from the Infrastructure Transaction	—	13,181	—
Difference in effective tax rates on international earnings and remittances	4,420	(308)	1,532
Uncertain tax position contingencies and settlements	(5,298)	(5,548)	(5,470)
Changes in realization on beginning of the year deferred tax assets	2,203	20,125	3,980
Restructuring and impairment charges with no realizable tax benefits	22,049	—	21,387
U.S. nondeductible items	1,216	2,953	1,470
Loss from disposal from the Infrastructure Transaction	1,465	74,946	—
Non-deductible goodwill impairment	—	—	92,763
Cumulative effect of change in statutory tax rates/laws	246	(483)	(260)
Loss from unconsolidated entities	(587)	—	—
Other, net	(232)	(237)	(388)
Total income tax expense	$27,171	$34,912	$35,251

At December 31, 2014, 2013 and 2012, the Company's annual effective income tax rate on income from continuing operations was 326.5%, (19.0)% and (16.1)%, respectively.

The effective income tax rate changed between 2013 and 2014 primarily due to the jurisdictional mix of the $271.3 million loss on disposal of the Harsco Infrastructure Segment and for the tax costs of repatriation from the Infrastructure Transaction recorded in 2013 compared with the restructuring and asset impairment charges recorded in the Harsco Metals & Minerals Segment for which no tax benefit was recorded in 2014.
The effective income tax rate changed between 2013 and 2012 primarily due to the jurisdictional mix of the $271.3 million loss on disposal of the Harsco Infrastructure Segment recorded in 2013 compared with the $265.0 million non-deductible goodwill impairment charges recorded during 2012, tax expense recorded for valuation allowances on deferred tax assets within certain foreign jurisdictions that the Harsco Infrastructure Segment operated, and for the tax costs of repatriation from the Infrastructure Transaction.
The tax effects of the temporary differences giving rise to the Company's deferred tax assets and liabilities at December 31, 2014 and 2013 are as follows:

	2014		2013
(In thousands)	Asset	Liability	Asset	Liability
Depreciation and amortization	$—	$16,026	$—	$24,585
Expense accruals	27,657	—	28,550	—
Inventories	5,009	—	3,592	—
Provision for receivables	798	—	752	—
Deferred revenue	—	1,708	—	1,764
Operating loss carryforwards	75,635	—	75,443	—
Foreign tax credit carryforwards	16,476	—	16,085	—
Capital loss carryforwards	2,102	—	3,177	—
Pensions	86,995	—	81,564	—
Currency adjustments	35,386	—	27,536	—
Equity investment in Infrastructure strategic venture	—	23,885	—	28,965
Unit adjustment liability	34,675	—	39,335	—
Post-retirement benefits	905	—	1,013	—
Other	9,079	—	6,159	—
Subtotal	294,717	41,619	283,206	55,314
Valuation allowance	(131,342)	—	(127,164)	—
Total deferred income taxes	$163,375	$41,619	$156,042	$55,314

The deferred tax asset and liability balances recognized on the Consolidated Balance Sheets at December 31, 2014 and 2013 are as follows:

(In thousands)	2014	2013
Other current assets	$39,003	$44,315
Other assets	90,252	65,105
Other current liabilities	1,120	475
Deferred income taxes	6,379	8,217
At December 31, 2014, the tax-effected amount of net operating loss carryforwards ("NOLs") totaled $75.6 million. Tax-effected NOLs from international operations are $66.4 million. Of that amount, $44.8 million can be carried forward indefinitely, and $21.6 million will expire at various times between 2015 and 2033. Tax-effected U.S. state NOLs are $9.2 million. Of that amount, $0.4 million expire at various times between 2015 and 2018, $3.9 million expire at various times between 2019 and 2023, $1.5 million expire at various times between 2024 and 2028, and $3.4 million expire at various times between 2029 and 2033. At December 31, 2014, the tax-effected amount of capital loss carryforwards totaled $2.1 million which expire in 2018.
The valuation allowances of $131.3 million and $127.2 million at December 31, 2014 and 2013, respectively, related principally to deferred tax assets for pension liabilities, NOLs, capital losses, currency translation and foreign investment tax credits that are uncertain as to realizability. In 2014, the Company recorded a net increase in the valuation allowance of $8.0 million related to current year pension adjustments recorded through Accumulated other comprehensive loss and a net increase of $6.5 million related to losses in certain jurisdictions where the Company determined that it is more likely than not that these assets will not be realized. This was offset by a $9.3 million reduction in valuation allowance from the effects of currency translation and a reduction of $1.1 million related to usage of a capital loss carryforward. Additionally, in 2013, the Company recorded a net increase in the valuation allowance of $9.4 million related to the Infrastructure Transaction and $7.1 million related to losses in certain jurisdictions where the Company determined that it is more likely than not that these assets will not be realized. This was offset by a $15.8 million reduction in valuation allowance related to U.K. pension adjustments recorded during the year through Accumulated other comprehensive loss and the effects of currency translation.
The Company has not provided U.S. income taxes on certain non-U.S. subsidiaries' undistributed earnings as such amounts are indefinitely reinvested outside the United States. At December 31, 2014 and 2013, such earnings were approximately $705 million and $815 million, respectively. If these earnings were repatriated at December 31, 2014, the one-time tax cost associated with the repatriation would be approximately $124 million.
The Company had a tax holiday in Asia that expired in 2012, which had no impact on income tax expense for that year. The Company no longer has tax holidays in Europe and the Middle East as they have all expired.
The Company recognizes accrued interest and penalty expense related to unrecognized income tax benefits in income tax expense. During 2014, 2013 and 2012, the Company recognized an income tax benefit of $2.1 million, $3.1 million and $1.8 million, respectively, for interest and penalties primarily due to the expiration of statutes of limitation and resolution of examinations. The Company has accrued $2.8 million, $4.9 million and $8.0 million for the payment of interest and penalties at December 31, 2014, 2013 and 2012 respectively.

A reconciliation of the change in the unrecognized income tax benefits balance from January 1, 2012 to December 31, 2014 is as follows:

(In thousands)	Unrecognized Income Tax Benefits	Deferred Income Tax Benefits	Unrecognized Income Tax Benefits, Net of Deferred Income Tax Benefits
Balances, January 1, 2012	$33,408	$(517)	$32,891
Additions for tax positions related to the current year (includes currency translation adjustment)	584	(8)	576
Additions for tax positions related to prior years (includes currency translation adjustment)	37	2	39
Other reductions for tax positions related to prior years	(3,987)	—	(3,987)
Statutes of limitation expirations	(5,124)	154	(4,970)
Balance at December 31, 2012	24,918	(369)	24,549
Additions for tax positions related to the current year (includes currency translation adjustment)	500	(5)	495
Additions for tax positions related to prior years (includes currency translation adjustment)	145	(4)	141
Other reductions for tax positions related to prior years	(3,050)	—	(3,050)
Statutes of limitation expirations	(3,348)	180	(3,168)
Settlements	(1,616)	—	(1,616)
Balance at December 31, 2013	17,549	(198)	17,351
Additions for tax positions related to the current year (includes currency translation adjustment)	288	(2)	286
Additions for tax positions related to prior years (includes currency translation adjustment)	156	(55)	101
Other reductions for tax positions related to prior years	(3,056)	—	(3,056)
Statutes of limitation expirations	(2,481)	143	(2,338)
Settlements	—	—	—
Total unrecognized income tax benefits that, if recognized, would impact the effective income tax rate at December 31, 2014	$12,456	$(112)	$12,344
Included in the other reductions for tax positions related to prior years for 2014 is $3.1 million of previously unrecognized tax benefits of which $1.6 million relates to currency translation adjustments and $1.5 million was recognized as a result of closure of various foreign income tax examinations. These benefits were previously deemed to not meet the more likely than not standard.
Within the next twelve months, it is reasonably possible that up to $0.2 million of unrecognized income tax benefits will be recognized upon settlement of tax examinations and the expiration of various statutes of limitations.
The Company files income tax returns as prescribed by the tax laws of the jurisdictions in which it operates. With few exceptions, the Company is no longer subject to U.S and international income tax examinations by tax authorities through 2008.
The U.S. Internal Revenue Service completed its audit of the Company's 2010 income tax return in July 2014 and made no changes to the reported tax.

12. Commitments and Contingencies
Environmental
The Company is involved in a number of environmental remediation investigations and cleanups and, along with other companies, has been identified as a "potentially responsible party" for certain waste disposal sites. While each of these matters is subject to various uncertainties, it is probable that the Company will agree to make payments toward funding certain of these activities and it is possible that some of these matters will be decided unfavorably to the Company. The Company has evaluated its potential liability, and its financial exposure is dependent upon such factors as the continuing evolution of environmental laws and regulatory requirements, the availability and application of technology, the allocation of cost among potentially responsible parties, the years of remedial activity required and the remediation methods selected. The Consolidated Balance Sheets at both December 31, 2014 and 2013 include accruals in Other current liabilities of $1.2 million for environmental matters. The amounts charged against pre-tax income related to environmental matters totaled $1.9 million, $1.7 million and $1.2 million in 2014, 2013 and 2012, respectively.
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
In October 2009, the Company received notification of the SPRA's final administrative decision regarding the levying of ICMS in the State of São Paulo in relation to services provided to a customer in the State between January 2004 and May 2005. As of December 31, 2014, the principal amount of the tax assessment from the SPRA with regard to this case is approximately $2 million, with penalty, interest and fees assessed to date increasing such amount by an additional $25 million. Any change in the aggregate amount since the Company's last Annual Report on Form 10-K is due to an increase in assessed interest and statutorily mandated legal fees for the year, as well as foreign currency translation.
Another ICMS tax case involving the SPRA refers to the tax period from January 2002 to December 2003, and is still pending at the administrative phase, where the aggregate amount assessed by the tax authorities in August 2005 was $9.5 million (the amounts with regard to this claim are valued as of the date of the assessment since it has not yet reached the collection phase), composed of a principal amount of $2.3 million, with penalty and interest assessed through that date increasing such amount by an additional $7.2 million. All such amounts include the effect of foreign currency translation.
The Company continues to believe that it is not probable it will incur a loss for these assessments by the SPRA. The Company also continues to believe that sufficient coverage for these claims exists as a result of the Company's customer's indemnification obligations and such customer's pledge of assets in connection with the October 2009 notice, as required by Brazilian procedure.
The Company intends to continue its practice of vigorously defending itself against these tax claims under various alternatives, including judicial appeal. The Company will continue to evaluate its potential liability with regard to these claims on a quarterly basis; however, it is not possible to predict the ultimate outcome of these tax-related disputes in Brazil. No loss provision has been recorded in the Company's consolidated financial statements for the disputes described above because the loss contingency is not deemed probable, and the Company does not expect that any costs that are reasonably possible to be incurred by the Company in connection with Brazilian tax disputes would have a material adverse effect on the Company's financial condition, results of operations or cash flows.

Brazilian Labor Disputes
The Company is subject to collective bargaining and individual labor claims in Brazil through the Harsco Metals & Minerals Segment which allege, among other things, the Company's failure to pay required amounts for overtime and vacation at certain sites.  The Company does not believe these claims to have merit and is vigorously defending itself against these claims; however, litigation is inherently unpredictable, particularly in foreign jurisdictions.  While the Company does not currently expect that the ultimate resolution of these claims will have a material adverse effect on the Company’s financial condition, results of operations or cash flows, it is not possible to predict the ultimate outcome of these labor-related disputes.

The Company is continuing to review all known labor claims and as of December 31, 2014 and 2013, the Company has established reserves of $8.6 million and $3.1 million, respectively, on the Company's Consolidated Balance Sheets for amounts considered to be probable and estimable. There can be no assurances that the Company will not conclude that it is necessary to increase the reserves relating to the claims, or take other actions as it continues to evaluate the potential liability with regard to these claims.

Customer Disputes
The Company, through its Harsco Metals & Minerals Segment, provides services through long-term service contracts on a number of sites worldwide. As previously disclosed, a subcontractor at the site of a large customer has filed for arbitration against the Company, claiming that it is owed monetary damages from the Company in connection with its processing certain materials. The Company disputes that it is responsible for such alleged damages and intends to vigorously defend itself against this claim. In addition, the Company has impleaded its customer - which the Company believes has responsibility for any damages - into its arbitration with the subcontractor. The Company has concluded that a loss contingency is neither probable nor estimable and, therefore has not made any provision for any potential loss in its consolidated financial statements. Moreover, based on the information currently available to the Company, the Company does not expect that the ultimate resolution of this arbitration will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

The Company, through its Harsco Metals & Minerals Segment, may, in the normal of business, become involved in commercial disputes with other subcontractors or customers. Although results of operations and cash flows for a given period could be adversely affected by a negative outcome in these or other lawsuits, claims and proceedings, management believes that the ultimate outcome of these matters will not have a material adverse effect on the Company's financial condition, results of operations or cash flows.

Other
The Company is named as one of many defendants (approximately 90 or more in most cases) in legal actions in the United States alleging personal injury from exposure to airborne asbestos over the past several decades. In their suits, the plaintiffs have named as defendants, among others, many manufacturers, distributors and installers of numerous types of equipment or products that allegedly contained asbestos.
The Company believes that the claims against it are without merit. The Company has never been a producer, manufacturer or processor of asbestos fibers. Any asbestos-containing part of a Company product used in the past was purchased from a supplier and the asbestos encapsulated in other materials such that airborne exposure, if it occurred, was not harmful and is not associated with the types of injuries alleged in the pending actions.
At December 31, 2014, there were 17,314 pending asbestos personal injury actions filed against the Company. Of those actions, 16,979 were filed in the New York Supreme Court (New York County), 115 were filed in other New York State Supreme Court Counties and 220 were filed in courts located in other states.
The complaints in most of those actions generally follow a form that contains a standard damages demand of $20 million or $25 million, regardless of the individual plaintiff's alleged medical condition, and without identifying any specific Company product.

At December 31, 2014, 16,816 of the actions filed in New York Supreme Court (New York County) were on the Deferred/Inactive Docket created by the court in December 2002 for all pending and future asbestos actions filed by persons who cannot demonstrate that they have a malignant condition or discernible physical impairment. The remaining 163 cases in New York County are pending on the Active or In Extremis Docket created for plaintiffs who can demonstrate a malignant condition or physical impairment.

The Company has liability insurance coverage under various primary and excess policies that the Company believes will be available, if necessary, to substantially cover any liability that might ultimately be incurred in the asbestos actions referred to above. The Company believes that a substantial portion of the costs and expenses of the asbestos actions will be paid by the Company’s insurers.
In view of the persistence of asbestos litigation in the United States, the Company expects to continue to receive additional claims in the future. The Company intends to continue its practice of vigorously defending these claims and cases. At December 31, 2014, the Company has obtained dismissal in 27,550 cases by stipulation or summary judgment prior to trial.
It is not possible to predict the ultimate outcome of asbestos-related actions in the United States due to the unpredictable nature of this litigation, and no loss provision has been recorded in the Company's consolidated financial statements because a loss contingency is not deemed probable or estimable. Despite this uncertainty, and although results of operations and cash flows for a given period could be adversely affected by asbestos-related actions, the Company does not expect that any costs that are reasonably possible to be incurred by the Company in connection with asbestos litigation would have a material adverse effect on the Company's financial condition, results of operations or cash flows.
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
Insurance liabilities are recorded when it is probable that a liability has been incurred for a particular event and the amount of loss associated with the event can be reasonably estimated. Insurance reserves have been estimated based primarily upon actuarial calculations and reflect the undiscounted estimated liabilities for ultimate losses, including claims incurred but not reported. Inherent in these estimates are assumptions that are based on the Company's history of claims and losses, a detailed analysis of existing claims with respect to potential value, and current legal and legislative trends. If actual claims differ from those projected by management, changes (either increases or decreases) to insurance reserves may be required and would be recorded through income in the period the change was determined. When a recognized liability is covered by third-party insurance, the Company records an insurance claim receivable to reflect the covered liability. Insurance claim receivables are included in Other receivables on the Company's Consolidated Balance Sheets. See Note 1, Summary of Significant Accounting Policies, for additional information on Accrued Insurance and Loss Reserves.

13. Capital Stock
The authorized capital stock of the Company consists of 150,000,000 shares of common stock and 4,000,000 shares of preferred stock, both having a par value of $1.25 per share. The preferred stock is issuable in series with terms as fixed by the Board of Directors (the "Board"). No preferred stock has been issued. Under the Company's Preferred Stock Purchase Rights Agreement (the "Agreement"), the Board authorized and declared a dividend distribution of one right for each share of common stock outstanding on the record date. The rights may only be exercised if, among other things and with certain exceptions, a person or group has acquired 15% or more of the Company's common stock without the prior approval of the Board. Each right entitles the holder to purchase 1/100th share of Harsco Series A Junior Participating Cumulative Preferred Stock at an exercise price of $230. Once the rights become exercisable, the holder of a right will be entitled, upon payment of the exercise price, to purchase a number of shares of common stock calculated to have a value of two times the exercise price of the right. The rights expire on October 9, 2017, do not have voting power, and may be redeemed by the Company at a price of $0.001 per right at any time until the 10th business day following public announcement that a person or group has accumulated 15% or more of the Company's common stock. The Agreement also includes an exchange feature. At December 31, 2014 and 2013, 806,599 and 806,789 shares, respectively, of $1.25 par value preferred stock were reserved for issuance upon exercise of the rights.

The Board has authorized the repurchase of shares of common stock as follows:

	Shares Authorized to be Purchased January 1	Additional Shares Authorized for Purchase	Shares Purchased	Remaining Shares Authorized for Purchase December 31
2012	1,713,423	—	—	1,713,423
2013	1,713,423	286,577	—	2,000,000
2014	2,000,000	—	150,000	1,850,000
At December 31, 2014, 1,850,000 shares remained available for repurchase under the Company's share repurchase program. Subsequent to December 31, 2014, the Company repurchased an additional 596,632 shares. The Company's share repurchase program expired on January 31, 2015.
The following table summarizes the Company's common stock:

	Common Stock
	Shares Issued	Treasury Shares (a)	Outstanding Shares
Outstanding, January 1, 2012	111,931,267	31,454,097	80,477,170
Stock options exercised	38,900	—	38,900
Vested restricted stock units	45,898	14,677	31,221
Other stock grants	47,873	10,536	37,337
Outstanding, December 31, 2012	112,063,938	31,479,310	80,584,628
Stock options exercised	20,000	—	20,000
Vested restricted stock units	25,215	9,358	15,857
Stock appreciation rights exercised	2,713	521	2,192
Other stock grants	86,827	30,579	56,248
Outstanding, December 31, 2013	112,198,693	31,519,768	80,678,925
Vested restricted stock units	65,851	4,418	61,433
Stock appreciation rights exercised	9,213	2,985	6,228
Other stock grants	83,591	20,327	63,264
Treasury shares purchased	—	150,000	(150,000)
Outstanding, December 31, 2014	112,357,348	31,697,498	80,659,850
(a) The Company repurchases shares in connection with the issuance of shares under stock-based compensation programs.
The following is a reconciliation of the average shares of common stock used to compute basic earnings per common share to the shares used to compute diluted earnings per common share as shown in the Consolidated Statements of Operations:

(In thousands, except per share data)	2014	2013	2012
Loss from continuing operations attributable to Harsco Corporation common stockholders	$(24,902)	$(226,449)	$(253,693)

Weighted-average shares outstanding—basic	80,884	80,755	80,632
Dilutive effect of stock-based compensation	—	—	—
Weighted-average shares outstanding—diluted	80,884	80,755	80,632
Loss from continuing operations per common share, attributable to Harsco Corporation common stockholders:
Basic	$(0.31)	$(2.80)	$(3.15)

Diluted	$(0.31)	$(2.80)	$(3.15)
The following average outstanding stock-based compensation units were not included in the computation of diluted earnings per share because the effect was antidilutive:

(In thousands)	2014	2013	2012
Restricted stock units	301	265	148
Stock options	188	286	389
Stock appreciation rights	912	1,078	530
Performance share units	93	—	—
Other stock-based compensation units	—	101	317

14. Stock-Based Compensation
The 2013 Equity and Incentive Compensation Plan (the "2013 Plan") authorizes the issuance of up to 6,800,000 shares of the Company's common stock for use in paying incentive compensation awards in the form of stock options or other equity awards such as restricted stock, restricted stock units ("RSUs"), stock appreciation rights ("SARs"), or performance share units ("PSUs"). Of the 6,800,000 shares authorized, a maximum of 3,400,000 shares may be issued for awards other than option rights or SARs, as defined in the 2013 Plan. The 1995 Non-Employee Directors' Stock Plan (the "1995 Plan") authorizes the issuance of up to 600,000 shares of the Company's common stock for equity awards. Both plans have been approved by the Company's stockholders. At December 31, 2014, there were 5,616,343 shares available for granting equity awards under the 2013 Plan, of which 3,013,373 shares were available for awards other than option rights or SARs. At December 31, 2014, there were 107,063 shares available for granting equity awards under the 1995 Plan.
Restricted Stock Units
The Company's Board approves the granting of performance-based RSUs as the long-term equity component of director, officer and certain key employee compensation. The RSUs require no payment from the recipient and compensation cost is measured based on the market price of the Company's common stock on the grant date and is generally recorded over the vesting period. The vesting period for RSUs granted to non-employee directors is one year, and each RSU is exchanged for an equal number of shares of the Company's common stock following the termination of the participant's service as a director. RSUs granted to officers and certain key employees in 2012, and prior, either vest on a pro rata basis over a three-year period or upon obtainment of the specified retirement age of 62. RSUs granted to officers and certain key employees in 2013, either "cliff" vest at the end of three years or upon obtainment of the specified retirement age of 62. RSUs granted to officers and certain key employees in 2014, either "cliff" vest at the end of three years, upon obtainment of the specified retirement age of 62 or upon meeting certain years of service criteria. Upon vesting, each RSU is exchanged for an equal number of shares of the Company's common stock. RSUs do not have an option for cash payment.
The following table summarizes RSUs issued and the compensation expense recorded for the years ended December 31, 2014, 2013 and 2012:

	RSUs	Weighted Average Fair Value	Expense
(Dollars in thousands, except per unit)			2014	2013	2012
Directors:
2011	20,192	$34.79	$—	$—	$234
2012	30,618	$21.44	—	255	402
2013	46,287	$20.60	318	636	—
2014	36,840	$24.80	602	—	—
Employees:
2009	121,625	$25.98	—	—	43
2010	26,000	$23.78	—	—	21
2011	17,250	$23.55	3	69	195
2012	141,486	$18.75	151	383	525
2013	170,582	$20.63	325	633	—
2014	190,832	$25.21	1,114	—	—
Total			$2,513	$1,976	$1,420

Restricted stock unit activity for the years ended December 31, 2014, 2013 and 2012 was as follows:

	RSUs
	Number of Shares	Weighted Average Grant-Date Fair Value
Non-vested at January 1, 2012	62,641	$25.39
Granted	172,104	$19.23
Vested	(67,861)	$24.86
Forfeited	(25,411)	$20.35
Non-vested at December 31, 2012	141,473	$19.19
Granted	216,869	$20.62
Vested	(69,955)	$20.54
Forfeited	(74,546)	$22.61
Non-vested at December 31, 2013	213,841	$19.95
Granted	227,672	$25.14
Vested	(52,041)	$23.58
Forfeited	(84,956)	$20.92
Non-vested at December 31, 2014	304,516	$22.94
At December 31, 2014, the total unrecognized compensation cost related to non-vested RSUs was $4.0 million, which will be recognized over a weighted-average period of 2.1 years.
There was no change in excess tax benefits from RSUs recognized in 2014 and 2012. There was a $0.1 million increase of excess tax benefits in 2013.
Stock Appreciation Rights
The Company may grant SARs to officers and certain key employees under the 2013 Plan.  The SARs generally vest on a pro-rata basis from one to five years from the grant date or upon certain retirement age and years of service criteria, and expire no later than ten years after the grant date, and the specified retirement age is 62.  The exercise price of the SARs is the fair value on the grant date.  Upon exercise, shares of Company's common stock are issued based on the increase in the fair value of the Company's common stock over the exercise price of the SAR.  SARs do not have an option for cash payment.

During 2012, the Company issued SARs covering 318,452 shares in March, 345,502 shares in May and 43,058 shares in September under the 1995 Executive Incentive Compensation Plan to officers and key executive employees. During 2013, the Company issued SARs covering 903,814 shares in May, 5,018 shares in June and 15,000 shares in November under the 2013 Plan. During 2014, the Company issued SARs covering 51,900 shares in April, 255,090 shares in May, 31,405 shares in July, 84,290 shares in August, 15,808 shares in September and 12,401 shares in November under the 2013 Plan.
The fair value of each SAR grant was estimated on the grant date using a Black-Scholes pricing model with the following assumptions:

	SARs Issued
	Risk-free Interest rate	Dividend Yield	Expected Life (Years)	Volatility	SAR Grant Price	Fair Value of SAR
March 2012 Grant	1.56%	3.50%	6.5	43.9%	$23.73	$6.10
May 2012 Grant	1.18%	4.20%	6.5	44.0%	$19.65	$4.77
September 2012 Grant	1.00%	3.80%	6.5	44.3%	$21.37	$6.20
May 2013 Grant	1.17%	3.61%	6.5	44.1%	$22.70	$6.86
June 2013 Grant	1.41%	3.56%	6.5	44.1%	$23.03	$7.07
November 2013 Grant	1.91%	3.13%	6.5	43.8%	$26.22	$8.60
April 2014 Grant	1.98%	3.53%	6.0	44.3%	$23.25	$7.25
May 2014 Grant (1st)	1.90%	3.16%	6.0	43.2%	$25.93	$8.16
May 2014 Grant (2nd)	1.82%	3.05%	6.0	42.8%	$26.92	$8.47
July 2014 Grant	2.00%	3.24%	6.0	41.2%	$25.27	$7.55
August 2014 Grant	1.92%	3.27%	6.0	41.2%	$25.11	$7.46
September 2014 Grant	2.03%	3.50%	6.0	40.6%	$23.43	$6.72
November 2014 Grant	1.78%	4.00%	6.0	38.6%	$20.48	$5.17

SARs activity for the years ended December 31, 2014, 2013 and 2012 was as follows:

	SARs
	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (in millions) (a)
Outstanding, January 1, 2012	—	$—	$—
Granted	707,012	$21.23
Forfeited/Expired	(181,725)	$21.23
Outstanding, December 31, 2012	525,287	$21.23	$1.2
Granted	923,832	$22.76
Exercised	(11,037)	$19.65
Forfeited/Expired	(476,624)	$22.28
Outstanding, December 31, 2013	961,458	$22.20	$5.6
Granted	450,894	$25.20
Exercised	(52,667)	$20.21
Forfeited/Expired	(406,637)	$22.65
Outstanding, December 31, 2014	953,048	$23.53	$—
(a) Intrinsic value is defined as the difference between the current market value and the exercise price, for those SARs where the market price exceeds the exercise price.
The total intrinsic value of SARs exercised during 2014 and 2013 was $0.2 million and $0.1 million. No SARs were exercised in 2012.
The following table summarizes information concerning outstanding and exercisable SARs at December 31, 2014:

	SARs Outstanding				SARs Exercisable
Range of exercisable prices	Vested	Non-vested	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Life in Years	Number Exercisable	Weighted-Average Exercise Price per Share
$19.65 - $23.43	147,540	381,180	$22.11	8.3	147,540	$21.61
$23.73 - $26.92	59,098	365,230	$25.31	9.0	59,098	$24.04
	206,638	746,410	$23.53	8.6	206,638	$22.30
At December 31, 2014, outstanding SARs, substantially all of which are expected to vest, have a weighted-average remaining contractual life of 8.6 years and no intrinsic value as the exercise price for all SARs exceeds the current market value. Vested and currently exercisable SARs have a weighted-average remaining contractual life of 7.8 years and no aggregate intrinsic value.
At December 31, 2014, total unrecognized compensation expense related to non-vested SARs was $3.8 million, which is expected to be recognized over a weighted average period of 2.7 years.
Weighted-average grant date fair value of non-vested SARs for the years ended December 31, 2014 and 2013 was as follows:

	SARs
	Number of Shares	Weighted-Average Grant Date Fair Value
Non-vested shares, January 1, 2013	525,287	$21.23
Granted	923,832	$22.76
Vested	(121,953)	$21.65
Exercised	(11,037)	$19.65
Forfeited	(476,624)	$22.28
Non-vested shares, December 31, 2013	839,505	$22.27
Granted	450,894	$25.20
Vested	(84,685)	$23.23
Exercised	(52,667)	$20.21
Forfeited	(406,637)	$22.65
Non-vested shares, December 31, 2014	746,410	$23.87

Performance Stock Units
Beginning in 2014, the Company granted PSUs to officers and certain key employees that may be earned based on the Company's total shareholder return over the three-year performance period beginning January 1, 2014 (the "performance period"). PSUs are paid out at the end of the performance period based on the Company’s performance which is measured by determining the percentile rank of the total shareholder return of the Company's common stock in relation to the total shareholder return of the S&P Midcap 400 Industrial Group during the performance period. The payment of PSUs following the performance period will be based in accordance with the scale set forth in the PSU agreements and may range from 0% to 200% of the initial grant. During the year ended December 31, 2014, the Company granted 15,700 shares in April, 82,526 shares in May, 11,487 shares in July, 26,550 shares in August, 4,980 shares in September and 3,906 shares in November under the 2013 Plan.
The fair value of PSUs granted was estimated on the grant date using a Monte Carlo pricing model with the following assumptions:

	PSUs Issued
	Risk-free Interest rate	Dividend Yield	Expected Life (Years)	Volatility	Fair Value of PSU
April 2014 Grant	0.75%	—%	2.73	34.3%	$18.00
May 2014 Grant (1st)	0.70%	—%	2.65	31.8%	$25.26
May 2014 Grant (2nd)	0.63%	—%	2.61	30.1%	$27.53
July 2014 Grant	0.74%	—%	2.42	26.9%	$22.31
August 2014 Grant	0.67%	—%	2.42	26.9%	$21.86
September 2014 Grant	0.72%	—%	2.29	25.7%	$15.26
November 2014 Grant	0.55%	—%	2.10	26.3%	$7.42

Total compensation expense related to PSUs was $0.9 million for the year ended December 31, 2014. At December 31, 2014, total unrecognized compensation expense related to non-vested PSUs was $2.0 million, which is expected to be recognized over a weighted average period of 2.0 years.

A summary of the Company's non-vested PSU activity during the year ending December 31, 2014 is presented in the following table:

	PSUs
	Number of Shares	Weighted-Average Grant Date Fair Value
Non-vested shares, December 31, 2013	—	$—
Granted	145,149	$22.82
Vested	(1,784)	$27.53
Forfeited	(9,796)	$25.26
Non-vested shares, December 31, 2014	133,569	$22.58

Stock Options
The Company may grant incentive stock options and nonqualified stock options to officers, certain key employees and non-employee directors under the plans noted above. The stock options would generally vest three years from the grant date, which is the date the Board approved the grants, and expire no later than seven years after the grant date. The exercise price of the stock option would be fair value on the grant date. Upon exercise, a new share of Company common stock is issued for each stock option.
Stock option activity for the years ended December 31, 2014, 2013 and 2012 was as follows:

	Stock Options
	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (in millions)(a)
Outstanding, January 1, 2012	661,840	$30.22	$0.2
Exercised	(38,900)	$18.23	—
Forfeited/Expired	(294,940)	$31.29	$—
Outstanding, December 31, 2012	328,000	$30.67	$0.2
Exercised	(20,000)	$16.96	$—
Forfeited/Expired	(79,000)	$31.00	$—
Outstanding, December 31, 2013	229,000	$31.75	$—
Forfeited/Expired	(107,500)	$31.75	$—
Outstanding, December 31, 2014	121,500	$31.75	$—

(a)	Intrinsic value is defined as the difference between the current market value and the exercise price, for those options where the market price exceeds the exercise price.
Compensation expense related to stock options totaled less than $0.1 million in both 2014 and 2012. Compensation expense related to stock options was $0.2 million in 2013.
At December 31, 2014, there was no unrecognized compensation expense related to non-vested stock options.
There were no stock options exercised and no net cash proceeds from the exercise of stock options in 2014. Net cash proceeds from the exercise of stock options totaled $0.4 million and $0.7 million in 2013 and 2012, respectively. The total intrinsic value of options exercised during both 2013 and 2012 was $0.1 million.
The following table summarizes information concerning outstanding and exercisable options at December 31, 2014:

	Stock Options Outstanding				Stock Options Exercisable
Range of Exercisable Prices	Vested	Non-vested	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life in Years	Number Exercisable	Weighted Average Exercise Price Per Share
$31.75 - $31.75	121,500	—	$31.75	3.1	121,500	$31.75
Weighted-average grant-date fair value of non-vested stock options during the year ended December 31, 2014 was as follows:

	Stock Options
	Shares Under Option	Weighted Average Grant-Date Fair Value
Outstanding, January 1, 2014	149,000	$10.90
Vested	(121,500)	10.90
Forfeited	(27,500)	10.90
Outstanding, December 31, 2014	—	$10.90
Other Stock Grants
During 2014, the Company issued 27,672 common shares to the Interim Chief Executive Officer as part of his compensation agreement. These shares vested immediately and were not subject to any holding period restrictions. The fair value of these other stock grants were based on the market price of the Company's stock at the grant date. Expense recognized in 2014 for these other stock grants totaled $0.7 million.
In addition, 55,919 common shares were issued to other officers and key employees to settle previous fully-vested liability-based long-term incentive award programs.

15. Financial Instruments
Off-Balance Sheet Risk
As collateral for the Company's performance and to insurers, the Company is contingently liable under standby letters of credit, bonds and bank guarantees in the amounts of $269.4 million, $216.3 million and $208.8 million at December 31, 2014, 2013 and 2012, respectively. The increase since December 31, 2014 primarily relates to the issuance of performance bonds associated with the Company's large Switzerland rail order in the Harsco Rail Segment. These standby letters of credit, bonds and bank guarantees are generally in force for up to 5 years. Certain issues have no scheduled expiration date. The Company pays fees to various banks and insurance companies that range from 0.32% to 2.50% per annum of the instrument's face value. If the Company were required to obtain replacement standby letters of credit, bonds and bank guarantees at December 31, 2014 for those currently outstanding, it is the Company's opinion that the replacement costs would be within the present fee structure.
The Company has currency exposures in approximately 35 countries. The Company's primary foreign currency exposures during 2014 were in the European Economic and Monetary Union, the United Kingdom and Brazil.
Off-Balance Sheet Risk—Third-Party Guarantees
In connection with the Infrastructure Transaction, the Company has outstanding guarantees and letters of credit related to the Harsco Infrastructure Segment that are still in force. These guarantees and letters of credit are provided to enable the legacy business to obtain financing for their operations. The maximum potential amount of future payments (undiscounted) related to these guarantees was approximately $15 million and $19 million at December 31, 2014 and 2013, respectively. These guarantees and letters of credit are expected to be replaced by Brand during 2015. There is no recognition of a liability related to these guarantees or letters of credit as the Company believes that the potential for making any payments is remote and they have been indemnified by Brand as part of the Infrastructure Transaction.

During June 2014, the Company provided a guarantee to Brand, as part of the net working capital settlement related to the Infrastructure Transaction, for certain matters occurring prior to closing. The remaining term of this guarantee is 6 years at December 31, 2014. The maximum potential amount of future payments related to this guarantee is approximately $3 million at December 31, 2014. There is no recognition of this potential future payment in the consolidated financial statements as the Company believes the potential for making this payment is remote.
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
The Company provided an environmental indemnification for property from a lease that terminated in 2006. The term of this guarantee is indefinite, and the Company would be required to perform under the guarantee only if an environmental matter was discovered on the property relating to the time the Company leased the property. The Company is not aware of any environmental issues related to this property. The maximum potential amount of future payments (undiscounted) related to this guarantee is estimated to be $3.0 million at December 31, 2014, 2013 and 2012. There is no recognition of this potential future payment in the consolidated financial statements as the Company believes the potential for making this payment is remote.
Any liabilities related to the Company's obligation to stand ready to act on third-party guarantees are included in the captions, Other current liabilities or Other liabilities (as appropriate), on the Consolidated Balance Sheets. Any recognition of these liabilities did not have a material impact on the Company's financial position or results of operations for 2014, 2013 or 2012.
In the normal course of business, legal indemnifications are provided related primarily to the performance of the Company's products and services and patent and trademark infringement of the products and services sold. These indemnifications generally relate to the performance (regarding function, not price) of the respective products or services and therefore no liability is recognized related to the fair value of such guarantees.

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
All derivative instruments are recorded on the Consolidated Balance Sheets at fair value. Changes in the fair value of derivatives used to hedge foreign currency denominated balance sheet items are reported directly in earnings along with offsetting transaction gains and losses on the items being hedged. Derivatives used to hedge forecasted cash flows associated with foreign currency commitments or forecasted commodity purchases may be accounted for as cash flow hedges, as deemed appropriate, if the criteria for hedge accounting are met. Gains and losses on derivatives designated as cash flow hedges are deferred as a separate component of equity and reclassified to earnings in a manner that matches the timing of the earnings impact of the hedged transactions. Generally, at December 31, 2014, these deferred gains and losses will be reclassified to earnings over 10 to 15 years from the balance sheet date. The ineffective portion of all hedges, if any, is recognized currently in earnings.
The fair value of outstanding derivative contracts recorded as assets and liabilities on the Consolidated Balance Sheets at December 31, 2014 and 2013 was as follows:

	Asset Derivatives		Liability Derivatives
(In thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
December 31, 2014
Derivatives designated as hedging instruments:
Foreign currency forward exchange contracts	Other current assets	$420		$—
Cross currency interest rate swaps	Other assets	52,989	Other liabilities	2,599
Total derivatives designated as hedging instruments		$53,409		$2,599

Derivatives not designated as hedging instruments:
Foreign currency forward exchange contracts	Other current assets	$4,065	Other current liabilities	$4,618

	Asset Derivatives		Liability Derivatives
(In thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
December 31, 2013
Derivatives designated as hedging instruments:
Foreign currency forward exchange contracts	Other current assets	$40	Other current liabilities	$17
Cross currency interest rate swaps	Other assets	26,001	Other liabilities	13,410
Total derivatives designated as hedging instruments		$26,041		$13,427

Derivatives not designated as hedging instruments:
Foreign currency forward exchange contracts	Other current assets	$1,216	Other current liabilities	$3,267

All of the Company's derivatives are recorded in the Consolidated Balance Sheets at gross amounts and not offset. All of the Company's cross currency interest rate swaps and certain foreign currency forward exchange contracts are transacted under International Swaps and Derivatives Association ("ISDA") documentation. Each ISDA master agreement permits the net settlement of amounts owed in the event of default. The Company's derivative assets and liabilities subject to enforceable master netting arrangements did not result in a net or net liability at either December 31, 2014 or 2013.

The effect of derivative instruments in the Consolidated Statements of Operations and the Consolidated Statements of Comprehensive Income (Loss) during 2014, 2013 and 2012 was as follows:
Derivatives Designated as Hedging Instruments

(In thousands)	Amount of Gain (Loss) Recognized in Other Comprehensive Income ("OCI") on Derivative—Effective Portion	Location of Gain (Loss) Reclassified from Accumulated OCI into Income—Effective Portion	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income—Effective Portion	Location of Gain (Loss) Recognized in Income on Derivative—Ineffective Portion and Amount Excluded from Effectiveness Testing	Amount of Gain (Loss) Recognized in Income on Derivative—Ineffective Portion and Amount Excluded from Effectiveness Testing
Twelve Months Ended December 31, 2014:
Foreign currency forward exchange contracts	$358	Cost of services and products sold	$4		$—
Cross currency interest rate swaps	(1,977)		—	Cost of services and products sold	39,823	(a)
	$(1,619)		$4		$39,823
Twelve Months Ended December 31, 2013:
Foreign currency forward exchange contracts	$48	Cost of services and products sold	$(8)	Cost of services and products sold	$(6)
Cross currency interest rate swaps	2,409		—	Cost of services and products sold	(12,061)	(a)
	$2,457		$(8)		$(12,067)
Twelve Months Ended December 31, 2012:
Foreign currency forward exchange contracts	$(152)	Cost of services and products sold	$270		$—
Cross currency interest rate swaps	(4,748)		—	Cost of services and products sold	(13,384)	(a)
	$(4,900)		$270		$(13,384)

(a)	These gains (losses) offset foreign currency fluctuation effects on the debt principal.

Derivatives Not Designated as Hedging Instruments

	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative for the Twelve Months Ended December 31(a)
(In thousands)		2014	2013	2012
Foreign currency forward exchange contracts	Cost of services and products sold	$(2,307)	$(10,463)	$(3,529)

(a)	These gains (losses) offset amounts recognized in cost of service and products sold principally as a result of intercompany or third-party foreign currency exposures.

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
The Company uses derivative instruments to hedge cash flows related to foreign currency fluctuations. Foreign currency forward exchange contracts outstanding are part of a worldwide program to minimize foreign currency exchange operating income and balance sheet exposure by offsetting foreign currency exposures of certain future payments between the Company and various subsidiaries, suppliers or customers. The unsecured contracts are with major financial institutions. The Company may be exposed to credit loss in the event of non-performance by the contract counterparties. The Company evaluates the creditworthiness of the counterparties and does not expect default by them. Foreign currency forward exchange contracts are used to hedge commitments, such as foreign currency debt, firm purchase commitments and foreign currency cash flows for certain export sales transactions.

The following tables summarize, by major currency, the contractual amounts of the Company's foreign currency forward exchange contracts in U.S. dollars at December 31, 2014 and 2013. The "Buy" amounts represent the U.S. dollar equivalent of commitments to purchase foreign currencies, and the "Sell" amounts represent the U.S. dollar equivalent of commitments to sell foreign currencies. The recognized gains and losses offset amounts recognized in cost of services and products sold principally as a result of intercompany or third-party foreign currency exposures.
Contracted Amounts of Foreign Currency Exchange Forward Contracts Outstanding at December 31, 2014:

(In thousands)	Type	U.S. Dollar Equivalent	Maturity	Recognized Gain (Loss)
British pounds sterling	Sell	$37,943	January 2015	$179
British pounds sterling	Buy	2,783	January 2015	(4)
Euros	Sell	193,370	January 2015 through March 2015	2,993
Euros	Buy	194,084	January 2015 through March 2015	(3,767)
Other currencies	Sell	12,641	January 2015 through December 2015	439
Other currencies	Buy	28,001	January 2015 through June 2015	27
Total		$468,822		$(133)
Contracted Amounts of Foreign Currency Exchange Forward Contracts Outstanding at December 31, 2013:

(In thousands)	Type	U.S. Dollar Equivalent	Maturity	Recognized Gain (Loss)
British pounds sterling	Sell	$26,931	January 2014	$(277)
British pounds sterling	Buy	1,976	January 2014	15
Euros	Sell	248,943	January 2014 through July 2014	(335)
Euros	Buy	242,385	January 2014 through March 2014	(1,335)
Other currencies	Sell	12,708	January 2014 through July 2014	(134)
Other currencies	Buy	8,907	January 2014 through August 2014	38
Total		$541,850		$(2,028)

Included in the contracted amounts of foreign currency exchange forward contracts outstanding at December 31, 2013 are $121.2 million of foreign currency exchange forward contracts entered into by the Company under the Transition Services Agreement with Brand. The Company has recognized a $0.7 million mark-to-market liability associated with these foreign currency exchange forward contracts.
In addition to foreign currency forward exchange contracts, the Company designates certain loans as hedges of net investments in international subsidiaries. The Company recorded pre-tax net gains of $22.6 million and pre-tax net losses of $9.8 million and $5.3 million related to hedges of net investments during 2014, 2013 and 2012, respectively, in the caption, Accumulated other comprehensive loss.
Cross Currency Interest Rate Swaps
The Company uses cross currency interest rate swaps in conjunction with certain debt issuances in order to secure a fixed local currency interest rate. Under these cross currency interest rate swaps, the Company receives interest based on a fixed or floating U.S. dollar rate and pays interest on a fixed local currency rate based on the contractual amounts in dollars and the local currency, respectively. At maturity, there is also the payment of principal amounts between currencies. The cross currency interest rate swaps are recorded on the Consolidated Balance Sheets at fair value, with changes in value attributed to the effect of the swaps' interest spread and changes in the credit worthiness of the counter-parties recorded in the caption, Accumulated other comprehensive loss. Changes in value attributed to the effect of foreign currency fluctuations are recorded in the Consolidated Statements of Operations and offset currency fluctuation effects on the debt principal. The following table indicates the contractual amounts of the Company's cross currency interest rate swaps:

	Contractual Amounts	Interest Rates
(In millions)		Receive	Pay
Maturing 2018	$250.0	Fixed U.S. dollar rate	Fixed euro rate
Maturing 2020	220.0	Fixed U.S. dollar rate	Fixed British pound sterling rate
Maturing 2016 through 2017	8.8	Floating U.S. dollar rate	Fixed rupee rate

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
The following table indicates the fair value hierarchy of the financial instruments of the Company at December 31, 2014 and 2013:

Level 2 Fair Value Measurements (In thousands)	December 31 2014	December 31 2013
Assets
Foreign currency forward exchange contracts	$4,485	$1,256
Cross currency interest rate swaps	52,989	26,001
Liabilities
Foreign currency forward exchange contracts	4,618	3,284
Cross currency interest rate swaps	2,599	13,410
The following table reconciles the beginning and ending balances for liabilities measured on a recurring basis using unobservable inputs (Level 3) for the years ended December 31, 2014 and 2013:

Level 3 Liabilities—Unit Adjustment Liability for the Twelve Months Ended December 31 (In thousands)	2014		2013
Balance at beginning of year	$106,343		$—
Recognition of unit adjustment liability	—		107,500
Payments	(22,320)		(2,123)
Change in fair value to the unit adjustment liability	9,740		966
Balance at end of year	$93,762	(a)	$106,343

(a)	Does not total due to rounding.
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

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and short-term borrowings approximate fair value due to the short-term maturities of these assets and liabilities. At December 31, 2014 and 2013, the total fair value of long-term debt, including current maturities, was $885.0 million and $832.6 million, respectively, compared to carrying value of $854.9 million and $803.4 million, respectively. Fair values for debt are based on quoted market prices (Level 1) for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities.
Concentrations of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. The Company places cash and cash equivalents with high-quality financial institutions and, by policy, limits the amount of credit exposure to any single institution.
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

16. Information by Segment and Geographic Area
The Company reports information about operating segments using the "management approach," which is based on the way management organizes and reports the segments within the enterprise for making operating decisions and assessing performance. The Company's reportable segments are identified based upon differences in products, services and markets served.
In 2014, the Company had three reportable segments. These segments and the types of products and services offered include the following:
Harsco Metals & Minerals Segment
Global expertise in providing on-site services of material logistics, product quality improvement and resource recovery for iron, steel and metals manufacturing; as well as value added environmental solutions for industrial co-products. Major customers include steel mills and asphalt roofing manufacturers.

Harsco Industrial Segment
Major products include air-cooled heat exchangers; industrial grating; and boilers and water heaters. Major customers include industrial plants and the non-residential, commercial and public construction and retrofit markets; and the natural gas, natural gas processing and petrochemical industries.

Harsco Rail Segment
This Segment manufactures railway track maintenance equipment and provides track maintenance services. The major customers include private and government-owned railroads and urban mass transit systems worldwide.

In 2013 and 2012, the Company's reportable segments also include the following:

Harsco Infrastructure Segment
Historically, major services included project engineering and equipment installation, as well as the sale and rental of scaffolding, shoring and concrete forming systems for industrial maintenance and capital improvement projects, civil infrastructure projects, non-residential construction, and international multi-dwelling residential construction projects. Services were provided to industrial and petrochemical plants; the infrastructure construction, repair and maintenance markets; commercial and industrial construction contractors; and public utilities. As a result of the Infrastructure Transaction, this Segment is not included in the Company's results of operations for 2014. See Note 3, Acquisitions and Dispositions, for additional information on the Infrastructure Transaction.

Other Information
The measurement basis of segment profit or loss is operating income (loss). There are no significant inter-segment sales. Corporate assets, at December 31, 2014, include principally cash, prepaid taxes, fair value of derivative instruments, the equity method investment in Brand and U.S. deferred income taxes. Countries with revenues from unaffiliated customers or net property, plant and equipment of ten percent or more of the consolidated totals (in at least one period presented) are as follows:
Information by Geographic Area (a)

	Revenues from Unaffiliated Customers
	Year Ended December 31
(In thousands)	2014	2013	2012
United States	$880,884	$1,021,770	$1,108,051
United Kingdom	257,885	353,915	331,894
All Other	926,969	1,520,835	1,606,073
Totals including Corporate	$2,065,738	$2,896,520	$3,046,018

(a)	Revenues are attributed to individual countries based on the location of the facility generating the revenue.

	Property, Plant and Equipment, Net
	Balances at December 31
(In thousands)	2014	2013	2012
United States	$151,397	$147,820	$242,890
China	102,842	86,822	55,656
Brazil	69,515	63,161	65,019
All Other	339,490	413,543	902,660
Totals including Corporate	$663,244	$711,346	$1,266,225
No single customer provided in excess of 10% of the Company's consolidated revenues in 2014, 2013, or 2012.
In 2014, 2013 and 2012, the Harsco Metals & Minerals Segment had two customers that each provided in excess of 10% of this Segment's revenues under multiple long-term contracts at several mill sites. Additionally, consolidation in the global steel industry has increased the Company's exposure to these customers. Should additional consolidations occur involving some of the steel industry's larger companies which are customers of the Company, it would result in an increase in concentration of credit risk for the Company. In 2014, 2013 and 2012, the Harsco Industrial Segment had one customer that provided in excess of 10% of the Segment's revenues. In 2014 and 2012, the Harsco Rail Segment had one customer and in 2013 two customers that provided in excess of 10% of the Segment's revenues. The loss of any of these customers would not have a material adverse impact on the Company's financial positions or cash flows; however, it could have a material effect on quarterly or annual results of operations.

Operating Information by Segment:

The Company has reclassified segment operating results for the years ended December 31, 2013 and 2012 to conform to the revised manner in which the Company now allocates corporate expenses to operating segments as a result of changes in organizational structure resulting from the Infrastructure Transaction. The changes do not impact the Company's previously reported consolidated revenues from continuing operations, operating income (loss) from continuing operations or income (loss) from continuing operations before income taxes and equity income.

	Twelve Months Ended
	December 31
(In thousands)	2014	2013	2012
Revenues
Harsco Metals & Minerals	$1,377,592	$1,359,004	$1,404,103
Harsco Infrastructure	—	885,377	937,293
Harsco Industrial	412,532	365,972	352,586
Harsco Rail	275,614	286,167	352,036
Total Revenues	$2,065,738	$2,896,520	$3,046,018
Operating Income (Loss)
Harsco Metals & Minerals	$9,858	$95,310	$99,668
Harsco Infrastructure	—	(255,326)	(350,497)
Harsco Industrial	63,680	58,977	58,062
Harsco Rail	37,137	27,710	54,727
Corporate	(47,204)	(61,470)	(36,750)
Total Operating Income (Loss)	$63,471	$(134,799)	$(174,790)
Total Assets
Harsco Metals & Minerals	$1,472,277	$1,595,221	$1,561,973
Harsco Infrastructure (a)	—	456,323	1,018,979
Harsco Industrial	126,548	83,189	81,035
Harsco Rail	169,035	159,774	188,348
Corporate	495,941	147,241	125,634
Total Assets	$2,263,801	$2,441,748	$2,975,969
Depreciation and Amortization
Harsco Metals & Minerals	$159,844	$158,837	$163,137
Harsco Infrastructure	—	58,449	89,814
Harsco Industrial	4,928	3,329	3,098
Harsco Rail	5,591	10,362	10,116
Corporate	5,963	6,064	5,952
Total Depreciation and Amortization	$176,326	$237,041	$272,117
Capital Expenditures
Harsco Metals & Minerals	$186,784	$173,179	$189,358
Harsco Infrastructure	—	62,889	63,137
Harsco Industrial	9,298	3,936	3,669
Harsco Rail	3,120	3,502	4,133
Corporate	8,776	2,641	4,726
Total Capital Expenditures	$207,978	$246,147	$265,023
(a) The total assets of the Harsco Infrastructure Segment at December 31, 2013 represent assets held-for-sale, the value of the equity method investment in Brand, and related net deferred tax assets.

Reconciliation of Segment Operating Income (Loss) to Consolidated Income From Continuing Operations Before Income Taxes and Equity Income:

	Twelve Months Ended
	December 31
(In thousands)	2014	2013	2012
Segment operating income (loss)	$110,675	$(73,329)	$(138,040)
General Corporate expense	(47,204)	(61,470)	(36,750)
Operating income (loss) from continuing operations	63,471	(134,799)	(174,790)
Interest income	1,702	2,087	3,676
Interest expense	(47,111)	(49,654)	(47,381)
Change in fair value to the unit adjustment liability	(9,740)	(966)	—
Income (loss) from continuing operations before income taxes and equity income	$8,322	$(183,332)	$(218,495)
Information about Products and Services:

	Revenues from Unaffiliated Customers
	Twelve Months Ended
	December 31
(In thousands)	2014	2013	2012
Key Product and Services Groups
Global expertise in providing on-site services of material logistics, product quality improvement and resource recovery for iron, steel and metals manufacturing; as well as value added environmental solutions for industrial co-products	$1,377,592	$1,359,004	$1,404,103
Engineered scaffolding, concrete forming and shoring, and other access-related services, rentals and sales (a)	—	885,377	937,293
Railway track maintenance services and equipment	275,614	286,167	352,036
Air-cooled heat exchangers	226,529	180,738	175,896
Industrial grating products	139,711	142,355	136,157
Heat transfer products	46,292	42,879	40,533
Consolidated Revenues	$2,065,738	$2,896,520	$3,046,018
(a) The Engineered scaffolding, concrete forming and shoring, and other access-related services, rentals and sales product group is associated with the Harsco Infrastructure Segment which was disposed of as part of the Infrastructure Transaction. See Note 3, Acquisitions and Dispositions, for additional information on the Infrastructure Transaction.

17. Other Expenses
During 2014, 2013 and 2012, the Company recorded pre-tax other expenses from continuing operations of $57.8 million, $15.1 million and $93.8 million, respectively. The major components of this Consolidated Statements of Operations caption are as follows:

	Other (Income) Expenses
(In thousands)	2014	2013	2012
Net gains	$(6,718)	$(4,657)	$(5,848)
Employee termination benefit costs	19,120	3,928	31,158
Costs to exit activities	4,908	5,382	38,626
Product line rationalization	—	—	24,966
Impaired asset write-downs	39,455	9,688	7,152
Other (income) expense	1,059	769	(2,278)
Total	$57,824	$15,110	$93,776
Other expenses in 2014 were incurred in conjunction with non-cash impaired asset write-downs, termination benefit costs and costs to exit activities in the Harsco Metals & Minerals Segment aligned with the Harsco Metals & Minerals Improvement Plan ("Project Orion") and the related focus on underperforming contracts, partially offset by net gains, primarily in the Harsco Metals & Minerals Segment and Harsco Industrial Segment. See Note 19, Restructuring Programs, for additional information on Project Orion.

Other expenses in 2013 were incurred in conjunction with impaired asset write-downs primarily in the Harsco Rail Segment, costs to exit activities primarily in the Harsco Metals & Minerals Segment and Corporate, employee termination benefit costs primarily in the Harsco Metals & Minerals Segment, partially offset by net gains primarily in the Harsco Infrastructure Segment.
Substantially all other expenses in 2012 were incurred in conjunction with restructuring programs initiated within the Harsco Infrastructure Segment and the Harsco Metals & Minerals Segment in 2011 and the Harsco Infrastructure Segment in 2010. See Note 19, Restructuring Programs, for additional information on these restructuring programs.
Net Gains
Net gains result from the sales of redundant properties (primarily land, buildings and related equipment) and non-core assets. In 2014, gains related to assets sold primarily in North America and Latin America. In 2013, gains related to assets sold principally in the United States and Western Europe. In 2012, gains related to assets sold principally in the United States.

	Net Gains
(In thousands)	2014	2013	2012
Harsco Metals & Minerals Segment	$(3,538)	$(1,043)	$(2,449)
Harsco Infrastructure Segment	—	(2,864)	(2,198)
Harsco Industrial Segment	(2,077)	(750)	(1,089)
Corporate	(1,103)	—	(112)
Total	$(6,718)	$(4,657)	$(5,848)
Cash proceeds associated with these gains are included in the caption, Proceeds from sales of assets, in the cash flows from investing activities section of the Consolidated Statements of Cash Flows.
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
The employee termination benefits costs in 2014 related primarily to the Harsco Metals & Minerals Segment, including the impact of Project Orion, primarily in Latin America and Western Europe. The employee termination benefit costs in 2013 related primarily to the Harsco Metals & Minerals Segment and were primarily in Latin America, Western Europe, the Middle East and Africa, and North America. The employee termination benefit costs in 2012 related primarily to the 2011/2012 Restructuring Program and were primarily in Western Europe, North America, the United Kingdom and the Asia-Pacific region.

	Employee Termination Benefit Costs
(In thousands)	2014	2013	2012
Harsco Metals & Minerals Segment	$18,169	$3,561	$8,082
Harsco Infrastructure Segment (a)	—	(326)	17,291
Harsco Rail Segment	185	235	245
Harsco Industrial Segment	421	115	418
Corporate	345	343	5,122
Total	$19,120	$3,928	$31,158
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

In 2014, $4.9 million of exit costs were incurred, principally in the Harsco Metals & Minerals Segment, primarily related to North America and Western Europe, partially offset at Corporate by gains from currency translation adjustments recognized in earnings related to historic Harsco Infrastructure Segment entities which were not included as part of the Infrastructure Transaction and retained by the Company. The currency translation adjustments are non-cash items recognized when the Company has substantially liquidated the related investment in a foreign entity.
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

	Costs to Exit Activities
(In thousands)	2014	2013	2012
Harsco Metals & Minerals Segment	$6,395	$2,705	$3,627
Harsco Infrastructure Segment (a)	—	(254)	34,820
Corporate	(1,487)	2,931	179
Total	$4,908	$5,382	$38,626
(a) Amounts related to the Harsco Infrastructure Segment during 2013 primarily relate to the finalization of certain accrued amounts associated with the Company's restructuring programs.

Product Line Rationalization
The Company did not record any product line rationalization charges in either 2014 or 2013. The product line rationalization charge of $25.0 million in 2012 represents a write-down of certain rental assets and sale inventories in the Harsco Infrastructure Segment that were discontinued in conjunction with restructuring programs to streamline and optimize product offerings. These charges are net of estimated salvage value. Salvage values were based on estimates of proceeds to be realized through the sale of this inventory outside the normal course of business.

Impaired Asset Write-downs
Impaired asset write-downs are measured as the amount by which the carrying amount of assets exceeds their fair value. Fair value is estimated based upon the expected future realizable cash flows including anticipated selling prices. Non-cash impaired asset write-downs are included in the caption, Other, net, on the Consolidated Statements of Cash Flows as adjustments to reconcile net loss to net cash provided by operating activities.
In 2014, $39.5 million of impaired asset write-downs were incurred, principally in the Harsco Metals & Minerals Segment mostly in Western Europe, the Middle East and Africa and the Asia Pacific region as part of Project Orion. In 2013, $9.7 million of impaired asset write-downs were incurred, principally in the Harsco Rail Segment related to certain contract services assets being written-down to the net realizable value. In 2012, impaired asset write-downs were recorded in the Harsco Metals & Minerals Segment principally in the Asia-Pacific region resulting from exiting an underperforming contract.

	Impaired Asset Write-downs
(In thousands)	2014	2013	2012
Harsco Metals & Minerals Segment	$38,791	$689	$7,152
Harsco Rail Segment	590	8,999	—
Harsco Industrial Segment	74	—	—
Total	$39,455	$9,688	$7,152

18. Components of Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss is included on the Consolidated Statements of Stockholders' Equity. The components of Accumulated other comprehensive loss, net of the effect of income taxes, and activity for the years ended December 31, 2014 and 2013 are as follows:

	Components of Accumulated Other Comprehensive Income (Loss) - Net of Tax
(In thousands)	Cumulative Foreign Exchange Translation Adjustments		Effective Portion of Derivatives Designated as Hedging Instruments		Cumulative Unrecognized Actuarial Losses on Pension Obligations		Unrealized Loss on Marketable Securities	Total
Balance at December 31, 2012	$62,308		$(8,139)		$(465,286)		$(51)	$(411,168)
Other comprehensive income (loss) before reclassifications	(39,848)	(a)	1,060	(b)	55,581	(c)	31	16,824
Amounts reclassified from accumulated other comprehensive loss, net of tax	—		8		19,839		—	19,847
Amounts reclassified from accumulated other comprehensive loss in connection with the Infrastructure Transaction (See Note 3, Acquisition and Dispositions)	(15,979)		(21)		20,184		—	4,184
Total other comprehensive income (loss)	(55,827)		1,047		95,604		31	40,855
Less: Other comprehensive (income) loss attributable to noncontrolling interests	(371)		69		—		—	(302)
Other comprehensive income (loss) attributable to Harsco Corporation	(56,198)		1,116		95,604		31	40,553
Balance at December 31, 2013	$6,110		$(7,023)		$(369,682)		$(20)	$(370,615)

	Components of Accumulated Other Comprehensive Income (Loss) - Net of Tax
(In thousands)	Cumulative Foreign Exchange Translation Adjustments		Effective Portion of Derivatives Designated as Hedging Instruments		Cumulative Unrecognized Actuarial Losses on Pension Obligations		Unrealized Loss on Marketable Securities	Total
Balance at December 31, 2013	$6,110		$(7,023)		$(369,682)		$(20)	$(370,615)
Other comprehensive income (loss) before reclassifications	(40,053)	(a)	(1,961)	(b)	(130,659)	(c)	5	(172,668)
Other comprehensive income (loss) from equity method investee	(8,635)		—		632		—	(8,003)
Amounts reclassified from accumulated other comprehensive loss, net of tax	2,205		4		16,431		—	18,640
Amounts reclassified from accumulated other comprehensive loss in connection with the Infrastructure Transaction (See Note 3, Acquisitions and Dispositions)	(1,447)		—		—		—	(1,447)
Total other comprehensive income (loss)	(47,930)		(1,957)		(113,596)		5	(163,478)
Less: Other comprehensive (income) loss attributable to noncontrolling interests	1,647		(45)		—		—	1,602
Other comprehensive income (loss) attributable to Harsco Corporation	(46,283)		(2,002)		(113,596)		5	(161,876)
Balance at December 31, 2014	$(40,173)		$(9,025)		$(483,278)		$(15)	$(532,491)
(a) Principally foreign currency fluctuation.
(b) Net change from periodic revaluations.
(c) Principally changes due to annual actuarial remeasurements.

Amounts reclassified from accumulated other comprehensive loss for the years ended December 31, 2014 and 2013 are as follows:

	Year Ended December 31 2014		Year Ended December 31 2013		Affected Caption in the Consolidated Statements of Operations
(In thousands)
Amortization of defined benefit pension items (a):
Actuarial losses	$11,556	(b)	$12,435	(b)	Selling, general and administrative expenses
Actuarial losses	5,898	(b)	9,064	(b)	Cost of services and products sold
Prior-service costs	103	(b)	298	(b)	Selling, general and administrative expenses
Prior-service costs	171	(b)	285	(b)	Cost of services and products sold
Total before tax	17,728		22,082
Tax benefit	(1,297)		(2,243)
Total reclassification of defined benefit pension items, net of tax	$16,431		$19,839

Amortization of cash flow hedging instruments (a):
Foreign currency forward exchange contracts	$4		$11		Cost of services and products sold
Tax benefit	—		(3)
Total reclassification of cash flow hedging instruments	$4		$8

Amortization of cumulative foreign exchange translation adjustments (a):
Foreign exchange translation adjustments, before tax	$2,205		$—		Other expenses
Tax benefit	—		—
Total reclassification of cumulative foreign exchange translation adjustments	$2,205		$—
(a) Amounts in parentheses indicate credits to profit/loss.
(b) These accumulated other comprehensive loss components are included in the computation of net periodic pension costs. Please refer to Note 10, Employee Benefit Plans, for additional details.

Amounts reclassified from accumulated other comprehensive loss in connection with the asset impairment loss recognized in the Infrastructure Transaction for the years ended December 31, 2014 and 2013 are as follows:

	Year Ended December 31 2014	Year Ended December 31 2013	Affected Caption in the Consolidated Statements of Operations
(In thousands)
Foreign exchange translation adjustments, before tax	$(1,447)	$(15,979)	Loss on disposal of the Harsco Infrastructure Segment and transaction costs
Tax effect	—	—
Total reclassification of foreign exchange transaction adjustments	$(1,447)	$(15,979)

Cash flow hedging instruments, before tax	$—	$(34)	Loss on disposal of the Harsco Infrastructure Segment and transaction costs
Tax effect	—	13
Total reclassification of cash flow hedging instruments	$—	$(21)

Defined benefit pension items, before tax	$—	$20,184	Loss on disposal of the Harsco Infrastructure Segment and transaction costs
Tax effect	—	—
Total reclassification of defined benefit pension items	$—	$20,184

19. Restructuring Programs
In recent years, the Company has instituted restructuring programs to balance short-term profitability goals with long-term strategies. A primary objective of these programs has been to establish platforms upon which the affected businesses can grow with reduced fixed investment and generate annual operating expense savings.  The restructuring programs have been instituted in response to the continuing impact of global financial and economic uncertainty on the Company’s end markets. Restructuring costs incurred in these programs were recorded in the caption, Other expenses, of the Consolidated Statements of Operations. The timing of associated cash payments is dependent on the type of restructuring cost and can extend over a multi-year period.
Project Orion
Under Project Orion, the Harsco Metals & Minerals Segment made organizational and process improvement changes, which are expected to improve return on capital and deliver a higher and more consistent level of service to customers by improving several core processes and simplifying the organizational structure. The Company incurred $12.0 million in employee termination benefit costs related to Project Orion during 2014. As a result of actions initiated under phase one of Project Orion, during 2014, the Company realized compensation savings of approximately $6 million for the year ended December 31, 2014, or approximately $17 million on an annualized basis, with benefits from phase two of Project Orion expected to commence in 2015. Annual recurring benefits from compensation and other operational savings under Project Orion are expected to be approximately $24 million and $13 million, respectively.

The restructuring accrual for Project Orion at December 31, 2014 and the activity for the year ended December 31, 2014 were as follows:

(In thousands)	Expense Incurred in 2014	Other Adjustments	Cash Expenditures	Foreign Currency Translation	Remaining Accrual December 31 2014
Harsco Metals & Minerals Segment
Employee termination benefit costs	$11,992	$1,190	$(5,331)	$(183)	$7,668
Total	$11,992	$1,190	$(5,331)	$(183)	$7,668
The remaining accrual related to Project Orion is expected to be paid, principally, through 2015 with the remainder in the first half of 2016.
Prior Restructuring Programs
The remaining accrual for restructuring programs was $2.4 million and $5.1 million at December 31, 2014 and 2013, respectively. The remaining accrual relates primarily to exit activity costs for lease terminations expected to be paid over the remaining life of the leases.

Two-Year Summary of Quarterly Results (Unaudited)
(In millions, except per share amounts)

	2014 (a)
Quarterly	First	Second		Third		Fourth
Revenues	$512.7	$534.6		$526.4		$492.1
Gross profit (b)	103.2	117.1		115.4		83.2
Net income (loss) attributable to Harsco Corporation	11.1	(14.0)		23.6		(45.6)
Basic earnings (loss) per share attributable to Harsco Corporation common stockholders:
Continuing operations	$0.14	$(0.19)		$0.30		$(0.56)
Discontinued operations (c)	—	0.01		—		—
Basic earnings (loss) per share attributable to Harsco Corporation common stockholders	$0.14	$(0.17)	(e)	$0.29	(e)	$(0.56)
Diluted earnings (loss) per share attributable to Harsco Corporation common stockholders:
Continuing operations	$0.14	$(0.19)		$0.30		$(0.56)
Discontinued operations (c)	—	0.01		—		—
Diluted earnings (loss) per share attributable to Harsco Corporation common stockholders	$0.14	$(0.17)	(e)	$0.29	(e)	$(0.56)

	2013 (a)
Quarterly	First	Second	Third		Fourth
Revenues	$715.4	$759.7	$740.0		$681.3
Gross profit (b)	151.1	182.6	172.2		156.4
Net income (loss) attributable to Harsco Corporation	7.2	23.8	(233.7)	(d)	(25.3)	(d)
Basic earnings (loss) per share attributable to Harsco Corporation common stockholders:
Continuing operations	$0.09	$0.30	$(2.89)	(d)	$(0.31)	(d)
Discontinued operations (c)	—	(0.01)	—		—
Basic earnings (loss) per share attributable to Harsco Corporation common stockholders	$0.09	$0.29	$(2.89)		$(0.31)
Diluted earnings (loss) per share attributable to Harsco Corporation common stockholders:
Continuing operations	$0.09	$0.30	$(2.89)	(d)	$(0.31)	(d)
Discontinued operations (c)	—	(0.01)	—		—
Diluted earnings (loss) per share attributable to Harsco Corporation common stockholders	$0.09	$0.29	$(2.89)		$(0.31)

(a)	Sum of the quarters may not equal the total year due to rounding.

(b)	Gross profit is defined as Revenues less costs and expenses associated directly with or allocated to products sold or services rendered.

(c)
Discontinued operations related principally to the Gas Technologies Segment which was sold in the fourth quarter of 2007. See Note 3, Acquisitions and Dispositions, for additional information on discontinued operations.

(d)
During 2013, the Company recorded a $271.3 million loss on disposal of the Harsco Infrastructure Segment, or $3.16 per basic and diluted share. During the third and fourth quarters of 2013, there were $241.3 million and $30.0 million of pre-tax loss on disposal of the Harsco Infrastructure Segment incurred, respectively, related to the Infrastructure Transaction. See Note 3, Acquisitions and Dispositions, for additional information on the pre-tax loss on disposal of the Harsco Infrastructure Segment.

(e)	Does not total due to rounding.

Common Stock Price and Dividend Information
(Unaudited)

	Market Price Per Share		Dividends Declared Per Share
	High	Low
2014
First quarter	$28.19	$21.16	$0.205
Second quarter	27.77	22.43	0.205
Third quarter	27.56	19.26	0.205
Fourth quarter	21.81	16.48	0.205

2013
First quarter	$26.02	$22.84	$0.205
Second quarter	24.75	20.98	0.205
Third quarter	27.03	23.20	0.205
Fourth quarter	28.99	23.86	0.205

Item 9.    Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

Item 9A.    Controls and Procedures.
Based on the evaluation required by Securities Exchange Act Rules 13a-15(b) and 15d-15(b), the Company's management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of disclosure controls and procedures, as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e), at December 31, 2014. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective at December 31, 2014. There were no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting during the fourth quarter of 2014.
Management's Report on Internal Controls Over Financial Reporting is included in Part II, Item 8, "Financial Statements and Supplementary Data." The effectiveness of the Company's internal control over financial reporting at December 31, 2014 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in the Report of Independent Registered Public Accounting Firm appearing in Part II, Item 8, "Financial Statements and Supplementary Data."

Item 9B.    Other Information.
None.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance.
The information regarding executive officers of the Company required by this Item is set forth as a Supplementary Item, titled "Executive Officers of the Registrant," at the end of Part I of this Annual Report on Form 10-K (pursuant to Instruction 3 to Item 401(b) of Regulation S-K) and is incorporated herein by reference. The other information required by this Item is incorporated herein by reference from the disclosures that will be included under the sections entitled "Corporate Governance," "Proposal 1: Election of Directors - Nominees for Director," "Meetings and Committees of the Board," "Report of the Audit Committee" and "Section 16(a) Beneficial Ownership Reporting Compliance" of the Company's Definitive Proxy Statement for its 2015 Annual Meeting of Stockholders (the "2015 Proxy Statement"), which will be filed pursuant to SEC Regulation 14A not later than 120 days after the end of the Company's fiscal year ended December 31, 2014.
The Company's Code of Conduct (the "Code"), which applies to all officers, directors and employees of the Company, may be found on the Company's Internet website, www.harsco.com. The Company intends to disclose on its website any amendments to the Code or any waiver from a provision of the Code granted to an executive officer or director of the Company. The Code is available in print, without charge, to any person who requests it. To request a copy of the Code please contact the Company's Senior Director—Corporate Communications at (717) 730-3683.

Item 11.    Executive Compensation.
The information regarding compensation of executive officers and directors required by this Item is incorporated herein by reference from the disclosures that will be included under the sections entitled "Compensation Discussion and Analysis - Executive Summary," "Discussion and Analysis of 2014 Compensation" and "Non-Employee Director Compensation" of the 2015 Proxy Statement. The other information required by this Item is incorporated herein by reference from the disclosures that will be included under the sections entitled "Compensation Committee Interlocks and Insider Participation" and "Compensation Committee Report" of the 2015 Proxy Statement.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information regarding security ownership of certain beneficial owners and management required by this Item is incorporated herein by reference from the disclosures that will be included under the section entitled "Share Ownership of Directors, Management and Certain Beneficial Owners" of the 2015 Proxy Statement.
Equity compensation plan information is incorporated herein by reference from the disclosures that will be included under the section entitled "Equity Compensation Plan Information" of the 2015 Proxy Statement.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.
The information regarding certain relationships and related transactions required by this Item is incorporated herein by reference from the disclosures that will be included under the section entitled "Transactions with Related Persons" of the 2015 Proxy Statement. The information regarding director independence required by this Item is incorporated herein by reference from the disclosures that will be included under the section entitled "Corporate Governance" of the 2015 Proxy Statement.

Item 14.    Principal Accounting Fees and Services.
The information regarding principal accounting fees and services required by this Item is incorporated herein by reference from the disclosures that will be included under the sections entitled "Report of the Audit Committee" and "Fees Billed by the Independent Auditors for Audit and Non-Audit Services" of the 2015 Proxy Statement.

PART IV
Item 15.    Exhibits, Financial Statement Schedules.

(a)	1. The Index to Consolidated Financial Statements and Supplementary Data is located under Part II, Item 8, "Financial Statements and Supplementary Data."

Page
Index to Consolidated Financial Statements and Supplementary Data	47

2. The following financial statement schedule should be read in conjunction with the Consolidated Financial Statements under Part II, Item 8, "Financial Statements and Supplementary Data":

Page
Schedule II—Valuation and Qualifying Accounts for the years 2014, 2013 and 2012	107
Financial statement schedules other than that listed above are omitted because the required information is not applicable, or because the information required is included in the consolidated financial statements.

SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS
Continuing Operations
(In thousands)

COLUMN A	COLUMN B	COLUMN C	COLUMN D			COLUMN E
		Additions	Additions (Deductions)
Description	Balance at Beginning of Period	Charged to Cost and Expenses	Due to Currency Translation Adjustments	Other		Balance at End of Period
For the year 2014:
Allowance for Doubtful Accounts	$6,638	$9,892	$(969)	$(442)		$15,119
Deferred Tax Assets—Valuation Allowance	$127,164	$24,252	$(9,254)	$(10,820)		$131,342
For the year 2013:
Allowance for Doubtful Accounts	$17,253	$10,175	$(191)	$(20,599)	(a)	$6,638
Deferred Tax Assets—Valuation Allowance	$126,532	$4,164	$(5,769)	$2,237		$127,164
For the year 2012:
Allowance for Doubtful Accounts	$17,829	$11,266	$166	$(12,008)	(b)	$17,253
Deferred Tax Assets—Valuation Allowance	$99,617	$18,552	$3,449	$4,914		$126,532

(a)
Includes principally the decrease in the allowance for doubtful accounts since December 31, 2012 related to the consummation of the Infrastructure Transaction and utilization of previously reserved amounts.

(b)	Includes principally the utilization of previously reserved amounts.

Listing of Exhibits Filed with Form 10-K

Exhibit Number	Description of Exhibit
2(a)
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

3(a)	Restated Certificate of Incorporation (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2013, Commission File Number 001-03970).
3(b)	Certificate of Designation filed September 25, 1997 (incorporated by reference to the Company's Annual Report on Form 10-K for the period ended December 31, 1997, Commission File Number 001-03970).
3(c)	By-laws, as amended October 28, 2014 (incorporated by reference to the Company's Current Report on Form 8-K dated October 28, 2014, Commission File Number 001-03970).
4(a)	Preferred Stock Purchase Rights Agreement (incorporated by reference to Registration Statement on Form 8-A dated October 2, 1987, Commission File Number 001-03970).
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

10(u)	Form of Change in Control Severance Agreement (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2014, Commission File Number 001-03970).
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

10(cc)
Notification Letter to David Everitt dated March 14, 2014 (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2014, Commission File Number 001-03970).

10(dd)
Notification Letter to F. N. Grasberger dated April 8, 2014 (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2014, Commission File Number 001-03970).

10(ee)	Notification Letter to C. Stump dated April 29, 2014 (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2014, Commission File Number 001-03970).
10(ff)
Notification Letter to F. N. Grasberger dated August 1, 2014 (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2014, Commission File Number 001-03970).

10(gg)
Form of Restricted Stock Units Agreement (effective for grants on or after April 28, 2014) (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2014, Commission File Number 001-03970).

10(hh)
Form of Stock Appreciation Rights Agreement (effective for grants on or after April 28, 2014) (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2014, Commission File Number 001-03970).

10(ii)	Form of Performance Share Units Agreement (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2014, Commission File Number 001-03970).
Director Indemnity Agreements
10(jj)(i)	K. G. Eddy (incorporated by reference to the Company's Current Report on Form 8-K dated August 27, 2004, Commission File Number 001-03970).
10(jj)(ii)	T. D. Growcock (incorporated by reference to the Company's Current Report on Form 8-K dated August 27, 2004, same as shown for K. G. Eddy, Commission File Number 001-03970).
10(jj)(iii)	H. W. Knueppel (incorporated by reference to the Company's Current Report on Form 8-K dated August 27, 2004, same as shown for K. G. Eddy, Commission File Number 001-03970).
10(jj)(iv)	S. E. Graham (incorporated by reference to the Company's Current Report on Form 8-K dated August 27, 2004, same as shown for K. G. Eddy, Commission File Number 001-03970).
10(jj)(v)	D. C. Everitt (incorporated by reference to the Company's Current Report on Form 8-K dated August 27, 2004, same as shown for K. G. Eddy, Commission File Number 001-03970).
10(jj)(vi)	J. M. Loree (incorporated by reference to the Company's Current Report on Form 8-K dated August 27, 2004, same as shown for K. G. Eddy, Commission File Number 001-03970).
10(jj)(vii)	J. F. Earl (incorporated by reference to the Company's Current Report on Form 8-K dated August 27, 2004, same as shown for K. G. Eddy, Commission File Number 001-03970).
10(jj)(viii)	E. La Roche (incorporated by reference to the Company's Current Report on Form 8-K dated August 27, 2004, same as shown for K. G. Eddy, Commission File Number 001-03970).
10(jj)(ix)	P. C. Widman (incorporated by reference to the Company's Current Report on Form 8-K dated August 27, 2004, same as shown for K. G. Eddy, Commission File Number 001-03970).
12	Computation of Ratios of Earnings to Fixed Charges.
21	Subsidiaries of the Registrant.
23	Consent of Independent Registered Public Accounting Firm.
31.1	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).
31.2	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).
32	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer).
101
The following financial statements from Harsco Corporation's Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission on March 2, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Cash Flows; (iv) the Consolidated Statements of Changes in Equity; (v) the Consolidated Statements of Comprehensive Income (Loss) and (vi) the Notes to Consolidated Financial Statements.

Exhibits other than those listed above are omitted for the reason that they are either not applicable or not material.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HARSCO CORPORATION (Registrant)
DATE	March 2, 2015	/s/ PETER F. MINAN
Peter F. Minan Chief Financial Officer (Principal Financial Officer)

DATE	March 2, 2015	/s/ CHRISTOPHER J. STUMP
Christopher J. Stump Corporate Controller (Principal Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date
/s/ F. NICHOLAS GRASBERGER, III	President, Chief Executive Officer and Director (Principal Executive Officer)	March 2, 2015
F. Nicholas Grasberger, III
/s/ PETER F. MINAN	Chief Financial Officer (Principal Financial Officer)	March 2, 2015
Peter F. Minan
/s/ DAVID C. EVERITT	Non-Executive Chairman and Director	March 2, 2015
David C. Everitt
/s/ JAMES F. EARL	Director	March 2, 2015
James F. Earl
/s/ KATHY G. EDDY	Director	March 2, 2015
Kathy G. Eddy
/s/ STUART E. GRAHAM	Director	March 2, 2015
Stuart E. Graham
/s/ TERRY D. GROWCOCK	Director	March 2, 2015
Terry D. Growcock
/s/ HENRY W. KNUEPPEL	Director	March 2, 2015
Henry W. Knueppel
/s/ ELAINE LA ROCHE	Director	March 2, 2015
Elaine La Roche
/s/ JAMES M. LOREE	Director	March 2, 2015
James M. Loree
/s/ PHILLIP C. WIDMAN	Director	March 2, 2015
Phillip C. Widman