Form 10-Q
period 2015-03-31
HARSCO CORP
filed 2015-05-07
CIK 45876

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2015
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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐  NO ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2015
Common stock, par value $1.25 per share	80,087,180

HARSCO CORPORATION
FORM 10-Q

PART I — FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS
HARSCO CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands)	March 31 2015	December 31 2014
ASSETS
Current assets:
Cash and cash equivalents	$66,549	$62,843
Trade accounts receivable, net	332,005	325,104
Other receivables	21,709	28,145
Inventories	194,598	178,922
Assets held-for-sale	1,328	1,355
Other current assets	85,860	87,110
Total current assets	702,049	683,479
Investments	284,693	288,505
Property, plant and equipment, net	623,364	663,244
Goodwill	402,754	416,155
Intangible assets, net	58,385	58,524
Other assets	192,138	159,320
Total assets	$2,263,383	$2,269,227
LIABILITIES
Current liabilities:
Short-term borrowings	$18,643	$16,748
Current maturities of long-term debt	24,899	25,188
Accounts payable	143,823	146,506
Accrued compensation	41,824	53,780
Income taxes payable	6,732	1,985
Dividends payable	16,418	16,535
Insurance liabilities	12,192	12,415
Advances on contracts	116,514	117,398
Due to unconsolidated affiliate	8,317	8,142
Unit adjustment liability	22,320	22,320
Other current liabilities	145,356	144,543
Total current liabilities	557,038	565,560
Long-term debt	875,277	829,709
Deferred income taxes	7,164	6,379
Insurance liabilities	35,837	35,470
Retirement plan liabilities	316,948	350,889
Due to unconsolidated affiliate	20,469	20,169
Unit adjustment liability	68,107	71,442
Other liabilities	34,722	37,699
Total liabilities	1,915,562	1,917,317
COMMITMENTS AND CONTINGENCIES
HARSCO CORPORATION STOCKHOLDERS’ EQUITY
Preferred stock	—	—
Common stock	140,489	140,444
Additional paid-in capital	166,346	165,666
Accumulated other comprehensive loss	(527,475)	(532,256)
Retained earnings	1,282,465	1,283,549
Treasury stock	(760,227)	(749,815)
Total Harsco Corporation stockholders’ equity	301,598	307,588
Noncontrolling interests	46,223	44,322
Total equity	347,821	351,910
Total liabilities and equity	$2,263,383	$2,269,227

See accompanying notes to unaudited condensed consolidated financial statements.

HARSCO CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended
	March 31
(In thousands, except per share amounts)	2015	2014
Revenues from continuing operations:
Service revenues	$287,428	$350,794
Product revenues	164,151	161,689
Total revenues	451,579	512,483
Costs and expenses from continuing operations:
Cost of services sold	245,861	294,308
Cost of products sold	115,221	115,466
Selling, general and administrative expenses	63,902	66,794
Research and development expenses	919	2,663
Loss on disposal of the Harsco Infrastructure Segment and transaction costs	—	1,681
Other income	(13,205)	(656)
Total costs and expenses	412,698	480,256
Operating income from continuing operations	38,881	32,227
Interest income	256	297
Interest expense	(11,884)	(11,421)
Change in fair value to the unit adjustment liability	(2,245)	(2,546)
Income from continuing operations before income taxes and equity income	25,008	18,557
Income tax expense	(12,855)	(5,311)
Equity in income (loss) of unconsolidated entities, net	4,083	(1,230)
Income from continuing operations	16,236	12,016
Discontinued operations:
Loss on disposal of discontinued business	(646)	(640)
Income tax benefit related to discontinued business	239	237
Loss from discontinued operations	(407)	(403)
Net income	15,829	11,613
Less: Net income attributable to noncontrolling interests	(565)	(1,402)
Net income attributable to Harsco Corporation	$15,264	$10,211
Amounts attributable to Harsco Corporation common stockholders:
Income from continuing operations, net of tax	$15,671	$10,614
Loss from discontinued operations, net of tax	(407)	(403)
Net income attributable to Harsco Corporation common stockholders	$15,264	$10,211

Weighted-average shares of common stock outstanding	80,240	80,816
Basic earnings (loss) per common share attributable to Harsco Corporation common stockholders:
Continuing operations	$0.20	$0.13
Discontinued operations	(0.01)	—
Basic earnings per share attributable to Harsco Corporation common stockholders	$0.19	$0.13

Diluted weighted-average shares of common stock outstanding	80,352	81,022
Diluted earnings (loss) per common share attributable to Harsco Corporation common stockholders:
Continuing operations	$0.20	$0.13
Discontinued operations	(0.01)	—
Diluted earnings per share attributable to Harsco Corporation common stockholders	$0.19	$0.13

Cash dividends declared per common share	$0.205	$0.205

See accompanying notes to unaudited condensed consolidated financial statements.

HARSCO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended
	March 31
(In thousands)	2015	2014
Net income	$15,829	$11,613
Other comprehensive income (loss):
Foreign currency translation adjustments, net of deferred income taxes of $(1,650) and $(101) in 2015 and 2014, respectively	(28,842)	(1,270)
Net gain (loss) on cash flow hedging instruments, net of deferred income taxes of $(1,522) and $386 in 2015 and 2014, respectively	7,574	(3,963)
Pension liability adjustments, net of deferred income taxes of $(3,091) and $(406) in 2015 and 2014, respectively	25,293	3,681
Unrealized loss on marketable securities, net of deferred income taxes of $4 and $3 in 2015 and 2014, respectively	(8)	(5)
Total other comprehensive income (loss)	4,017	(1,557)
Total comprehensive income	19,846	10,056
Less: Comprehensive (income) loss attributable to noncontrolling interests	199	(1,102)
Comprehensive income attributable to Harsco Corporation	$20,045	$8,954

See accompanying notes to unaudited condensed consolidated financial statements.

HARSCO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
	March 31
(In thousands)	2015	2014
Cash flows from operating activities:
Net income	$15,829	$11,613
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	36,654	41,834
Amortization	3,237	3,001
Change in fair value to the unit adjustment liability	2,245	2,546
Deferred income tax expense	2,526	2,352
Equity in (income) loss of unconsolidated entities, net	(4,083)	1,230
Loss on disposal of Harsco Infrastructure Segment	—	242
Other, net	(9,612)	(750)
Changes in assets and liabilities:
Accounts receivable	(20,151)	(49,455)
Inventories	(19,496)	(4,273)
Accounts payable	5,775	(6,246)
Accrued interest payable	6,828	8,207
Accrued compensation	(9,019)	(3,586)
Advances on contracts	8,693	34,006
Harsco 2011/2012 Restructuring Program accrual	(188)	(528)
Other assets and liabilities	(8,765)	(12,709)
Net cash provided by operating activities	10,473	27,484

Cash flows from investing activities:
Purchases of property, plant and equipment	(31,630)	(39,839)
Proceeds from the Infrastructure Transaction	—	3,296
Proceeds from sales of assets	6,781	3,806
Purchases of businesses, net of cash acquired	(6,828)	(26,046)
Payment of unit adjustment liability	(5,580)	(5,580)
Other investing activities, net	2,360	(1,178)
Net cash used by investing activities	(34,897)	(65,541)

Cash flows from financing activities:
Short-term borrowings, net	4,898	(1,721)
Current maturities and long-term debt:
Additions	52,039	65,000
Reductions	(5,147)	(18,424)
Cash dividends paid on common stock	(16,443)	(16,562)
Common stock acquired for treasury	(12,143)	—
Other financing activities, net	(2,049)	—
Net cash provided by financing activities	21,155	28,293

Effect of exchange rate changes on cash	6,975	(479)
Net increase (decrease) in cash and cash equivalents	3,706	(10,243)
Cash and cash equivalents at beginning of period	62,843	93,605
Cash and cash equivalents at end of period	$66,549	$83,362

See accompanying notes to unaudited condensed consolidated financial statements.

HARSCO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (Unaudited)

	Harsco Corporation Stockholders’ Equity
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests
(In thousands, except share and per share amounts)	Issued	Treasury					Total
Balances, January 1, 2014	$140,248	$(746,237)	$159,025	$1,372,041	$(370,615)	$43,093	$597,555
Net income				10,211		1,402	11,613
Cash dividends declared:
Common @ $0.205 per share				(16,572)			(16,572)
Noncontrolling interests						(133)	(133)
Total other comprehensive loss, net of deferred income taxes of $(118)					(1,257)	(300)	(1,557)
Contributions from noncontrolling interests						1,560	1,560
Noncontrolling interests transferred in the Infrastructure Transaction						(905)	(905)
Vesting of restricted stock units and other stock grants, net 39,941 shares	79	(593)	1,571				1,057
Amortization of unearned portion of stock-based compensation, net of forfeitures			452				452
Balances, March 31, 2014	$140,327	$(746,830)	$161,048	$1,365,680	$(371,872)	$44,717	$593,070

	Harsco Corporation Stockholders’ Equity
(In thousands, except share and per share amounts)	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests
	Issued	Treasury					Total
Balances, January 1, 2015	$140,444	$(749,815)	$165,666	$1,283,549	$(532,256)	$44,322	$351,910
Net income				15,264		565	15,829
Cash dividends declared:
Common @ $0.205 per share				(16,348)			(16,348)
Total other comprehensive income, net of deferred income taxes of $(6,259)					4,781	(764)	4,017
Contributions from noncontrolling interests						2,100	2,100
Vesting of restricted stock units and other stock grants, net 23,962 shares	45	(192)	(81)				(228)
Treasury shares repurchased, 596,632 shares		(10,220)					(10,220)
Amortization of unearned portion of stock-based compensation, net of forfeitures			761				761
Balances, March 31, 2015	$140,489	$(760,227)	$166,346	$1,282,465	$(527,475)	$46,223	$347,821

See accompanying notes to unaudited condensed consolidated financial statements.

HARSCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.     Basis of Presentation
Harsco Corporation (the “Company”) has prepared these unaudited condensed consolidated financial statements based on Securities and Exchange Commission rules that permit reduced disclosure for interim periods.  In the opinion of management, all adjustments (all of which are of a normal recurring nature) that are necessary for a fair presentation are reflected in the unaudited condensed consolidated financial statements.  The December 31, 2014 Condensed Consolidated Balance Sheet information contained in this Quarterly Report on Form 10-Q was derived from the 2014 audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for an annual report.  The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements, including the notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.
Operating results and cash flows for the three months ended March 31, 2015 are not indicative of the results that may be expected for the year ending December 31, 2015.

2.     Revised Financial Statements

During the first quarter of 2015, the Company identified an error that would have had the net effect of decreasing after-tax income by $7.5 million, related to an unasserted multiemployer pension plan withdrawal liability that should have been recorded by the Company in the fourth quarter of 2012. The Company became aware of a potential withdrawal liability during the first quarter of 2015 and followed the Company's standard procedure of engaging outside experts to determine the amount of potential liability. Based on these procedures, the Company determined it had triggered a partial withdrawal during the fourth quarter of 2012 due to a decrease in hours worked by the Company's employees who participate in the plan and that such amount should have been accrued in that period. The Company assessed the individual and aggregate impact of this error on the current year and all prior periods and determined that the cumulative effect of this error was material to both the first quarter and expected full-year 2015 results, but did not result in a material misstatement to any previously issued annual or quarterly financial statements. Accordingly, the Company is revising the relevant financial statements for all applicable periods and will revise additional financial statements as they appear in future filings.

In connection with the revision, the Company additionally corrected all previously disclosed immaterial out-of-period adjustments, including tax adjustments. The impact of revising the Company’s Condensed Consolidated Balance Sheets, Condensed Statements of Operations and Condensed Consolidated Statements of Cash Flows for all period presented are as follows:

	December 31, 2014
(In thousands)	As Previously Reported	Revision	As Revised
ASSETS
Inventories	$177,265	$1,657	$178,922
Total current assets	681,822	1,657	683,479
Other assets	155,551	3,769	159,320
Total assets	2,263,801	5,426	2,269,227

LIABILITIES
Other liabilities	$25,849	$11,850	$37,699
Total liabilities	1,905,467	11,850	1,917,317

HARSCO CORPORATION STOCKHOLDERS’ EQUITY
Accumulated other comprehensive loss	$(532,491)	$235	$(532,256)
Retained earnings	1,290,208	(6,659)	1,283,549
Total Harsco Corporation stockholders’ equity	314,012	(6,424)	307,588
Total equity	358,334	(6,424)	351,910
Total liabilities and equity	2,263,801	5,426	2,269,227

	Three Months Ended
	March 31, 2014
(In thousands, except per share amounts)	As Previously Reported	Revision	As Revised
Revenues from continuing operations:
Service revenues	$351,010	$(216)	$350,794
Total revenues	512,699	(216)	512,483

Costs and expenses from continuing operations:
Cost of services sold	$293,999	$309	$294,308
Research and development expenses	2,619	44	2,663
Loss on disposal of the Harsco Infrastructure Segment and transaction costs	2,138	(457)	1,681
Total costs and expenses	480,360	(104)	480,256

Operating income from continuing operations	$32,339	$(112)	$32,227
Income from continuing operations before income taxes and equity income	18,669	(112)	18,557
Income tax expense	(4,495)	(816)	(5,311)
Income from continuing operations	12,944	(928)	12,016
Net income	12,541	(928)	11,613
Net income attributable to Harsco Corporation	11,139	(928)	10,211

Amounts attributable to Harsco Corporation common stockholders:
Income from continuing operations, net of tax	$11,542	$(928)	$10,614
Net income attributable to Harsco Corporation common stockholders	11,139	(928)	10,211

Basic earnings (loss) per common share attributable to Harsco Corporation common stockholders:
Continuing operations	$0.14	$(0.01)	$0.13
Basic earnings per share attributable to Harsco Corporation common stockholders	0.14	(0.01)	0.13

Diluted earnings (loss) per common share attributable to Harsco Corporation common stockholders:
Continuing operations	$0.14	$(0.01)	$0.13
Diluted earnings per share attributable to Harsco Corporation common stockholders	0.14	(0.01)	0.13

	Three Months Ended
	March 31, 2014
(In thousands)	As Previously Reported	Revision	As Revised
Net cash provided (used) by:
Operating activities	$27,528	$(44)	$27,484
Investing activities	(65,585)	44	(65,541)

As of March 31, 2015, the cumulative impact of this revision was a $6.7 million reduction in retained earnings. The diluted loss per share from continuing operations decrease for the year ended December 31, 2014 was $0.03. The diluted loss per share from continuing operations increase for the years ended December 31, 2013 and 2012 was $0.06 for both periods. The notes to the condensed consolidated financial statements for the three months ended March 31, 2015 have been revised, as applicable.

3.     Recently Adopted and Recently Issued Accounting Standards
The following accounting standards have been adopted in 2015:
On January 1, 2015, the Company adopted changes issued by the Financial Accounting Standards Board ("FASB") related to reporting discontinued operations and the disclosure of disposals of components of an entity. The changes modify the criteria related to what transactions constitute discontinued operations and expand disclosure requirements. The adoption of these changes did not have a material impact on the Company's condensed consolidated financial statements.
The following accounting standards have been issued and become effective for the Company at a future date:
In May 2014, the FASB issued changes related to the recognition of revenue from contracts with customers. The changes clarify the principles for recognizing revenue and develop a common revenue standard. The core principle of the changes is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The changes also require additional disclosures related to revenue recognition. The changes become effective for the Company on January 1, 2017; however, on April 1, 2015 the FASB proposed a deferral of the effective date by one year, but permits entities to adopt one year earlier. These proposed changes are not yet final. Management is currently evaluating these changes.
In August 2014, the FASB issued changes related to management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The changes become effective for the Company on January 1, 2017. Management has determined that these changes will not have a material impact on the Company's condensed consolidated financial statements.
In January 2015, the FASB issued changes related to reporting extraordinary and unusual items. The changes simplify income statement presentation by eliminating the concept of extraordinary items. The changes become effective for the Company on January 1, 2016. Management has determined that these changes will not have a material impact on the Company's condensed consolidated financial statements.
In February 2015, the FASB issued changes related to consolidation. The changes update consolidation analysis and affect reporting entities that are required to evaluate whether they should consolidate certain legal entities. The changes become effective for the Company on January 1, 2016. Management has determined that these changes will not have a material impact on the Company's condensed consolidated financial statements.

4.    Acquisitions

Acquisitions
In March 2015, the Company acquired Protran Technology ("Protran"), a U.S. designer and producer of safety systems for transportation and industrial applications. Protran has been included in the results of the Harsco Rail Segment. Inclusion of pro forma financial information for this transaction is not necessary as the acquisition is immaterial. The purchase price allocation is not yet final for this acquisition.

5.    Accounts Receivable and Inventories
Accounts receivable consist of the following:

(In thousands)	March 31 2015	December 31 2014
Trade accounts receivable	$346,241	$340,223
Less: Allowance for doubtful accounts	(14,236)	(15,119)
Trade accounts receivable, net	$332,005	$325,104

Other receivables (a)	$21,709	$28,145
(a) Other receivables include insurance claim receivables, employee receivables, tax claim receivables, receivables from affiliates and other miscellaneous receivables not included in Trade accounts receivable, net.

The provision for doubtful accounts related to trade accounts receivable was as follows:

	Three Months Ended
	March 31
(In thousands)	2015	2014
Provision for doubtful accounts related to trade accounts receivable	$196	$(19)
Inventories consist of the following:

(In thousands)	March 31 2015	December 31 2014
Finished goods	$33,480	$30,525
Work-in-process	43,261	28,690
Raw materials and purchased parts	85,599	87,985
Stores and supplies	32,258	31,722
Inventories	$194,598	$178,922

6. Equity Method Investments

In November 2013, the Company consummated the previously announced transaction to sell the Company's Harsco Infrastructure Segment into a strategic venture with Clayton, Dubilier & Rice ("CD&R") as part of a transaction that combines the Harsco Infrastructure Segment with Brand Energy & Infrastructure Services, Inc., which CD&R simultaneously acquired (the "Infrastructure Transaction"). As a result of the Infrastructure Transaction, the Company owns an approximate 29% equity interest in Brand Energy & Infrastructure Services Inc. and Subsidiaries ("Brand" or the "Infrastructure strategic venture") at both March 31, 2015 and December 31, 2014.

The book value of the Company's equity method investment in Brand at March 31, 2015 and December 31, 2014 was $281.9 million and $285.7 million, respectively. No instances of impairment were noted on the Company's equity method investments as of March 31, 2015. The Company records the Company's proportionate share of Brand's net income or loss one quarter in arrears. Brand's results of operations for the three month ended December 31, 2014 and the period from November 27, 2013 through December 31, 2013, respectively, are summarized as follows:

(In thousands)	Three Months Ended December 31 2014	Period From November 27 2013 Through December 31 2013 (a)
Summarized Statement of Operations Information of Brand:
Net revenues	$804,199	$236,094
Gross profit	197,241	48,832
Net income (loss) attributable to Brand Energy & Infrastructure Services, Inc. and Subsidiaries	14,217	(4,245)

Harsco's equity in income (loss) of Brand	4,083	(1,231)
(a) The Company's equity method investment in Brand began on November 26, 2013; accordingly, there is only approximately one month of related equity income (loss).

The Company is required to make a quarterly payment to the Company's partner in the Infrastructure strategic venture, either (at the Company's election) (i) in cash, with total payments to equal approximately $22 million per year on a pre-tax basis (approximately $15 million per year after-tax), or (ii) in kind through the transfer of approximately 2.5% of the Company's ownership interest in the Infrastructure strategic venture on an annual basis (the "unit adjustment liability"). The resulting liability is reflected in the caption, Unit adjustment liability, on the Company's Condensed Consolidated Balance Sheets. The Company will recognize the change in fair value to the unit adjustment liability each period until the Company is no longer required to make these payments or chooses not to make these payments. The change in fair value to the unit adjustment liability is a non-cash expense. For the three months ended March 31, 2015 and 2014, the Company recognized $2.2 million and $2.5 million, respectively, of change in fair value to the unit adjustment liability.

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

The Condensed Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014 include balances related to the unit adjustment liability of $90.4 million and $93.8 million, respectively, in the current and non-current captions, Unit adjustment liability. A reconciliation of beginning and ending balances related to the unit adjustment liability is included in Note 14, Derivative Instruments, Hedging Activities and Fair Value.

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

Balances related to transactions between the Company and Brand are as follows:

(In thousands)	March 31 2015	December 31 2014
Balances due from Brand	$2,579	$1,860
Balances due to Brand	28,786	28,311

These balances between the Company and Brand relate primarily to transition services and the funding of certain transferred defined benefit pension plan obligations through 2018. There is not expected to be any significant level of revenue or expense between the Company and Brand on an ongoing basis once all aspects of the Infrastructure Transaction have been finalized.

7.     Property, Plant and Equipment
Property, plant and equipment consists of the following:

(In thousands)	March 31 2015	December 31 2014
Land	$14,962	$15,721
Land improvements	15,621	15,898
Buildings and improvements	199,362	205,409
Machinery and equipment	1,773,141	1,861,965
Construction in progress	72,367	87,414
Gross property, plant and equipment	2,075,453	2,186,407
Less: Accumulated depreciation	(1,452,089)	(1,523,163)
Property, plant and equipment, net	$623,364	$663,244

8.     Goodwill and Other Intangible Assets
The following table reflects the changes in carrying amounts of goodwill by segment for the three months ended March 31, 2015:

(In thousands)	Harsco Metals & Minerals Segment	Harsco Industrial Segment	Harsco Rail Segment	Consolidated Totals
Balance at December 31, 2014	$400,006	$6,839	$9,310	$416,155
Changes to goodwill (a)	—	—	2,060	2,060
Foreign currency translation	(15,461)	—	—	(15,461)
Balance at March 31, 2015	$384,545	$6,839	$11,370	$402,754
(a) Changes to goodwill relate to the acquisition of Protran. The purchase price allocation is not yet final for this acquisition. See Note 4, Acquisitions.

The Company’s 2014 annual goodwill impairment testing did not result in any impairment of the Company’s goodwill. The fair value of the Harsco Metals & Minerals Segment exceeded the carrying value by approximately 10%.  The Company tests for goodwill impairment annually or more frequently if indicators of impairment exist or if a decision is made to dispose of a business.  The Company performs the annual goodwill impairment test as of October 1 and monitors for triggering events on an ongoing basis.  The Company determined that, as of March 31, 2015, no interim goodwill impairment testing was necessary.  There can be no assurance that the Company’s annual goodwill impairment testing will not result in a charge to earnings. Should the Company’s analysis indicate a further degradation in the overall markets served by the Harsco Metals & Minerals Segment, impairment losses for associated assets could be required. Any impairment could result in the write-down of the carrying value of goodwill to its implied fair value.
Intangible assets included in the captions, Other current assets and Intangible assets, net, on the Condensed Consolidated Balance Sheets consist of the following:

	March 31, 2015		December 31, 2014
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer related	$154,415	$109,674	$157,530	$112,211
Non-compete agreements	1,092	1,032	1,107	1,039
Patents	6,866	5,369	6,079	5,399
Technology related	26,009	21,476	26,548	21,233
Trade names	8,314	3,841	7,745	3,733
Other	7,576	4,269	7,420	4,290
Total	$204,272	$145,661	$206,429	$147,905

Amortization expense for intangible assets was as follows:

	Three Months Ended
	March 31
(In thousands)	2015	2014
Amortization expense for intangible assets	$2,137	$2,553

The estimated amortization expense for the next five fiscal years based on current intangible assets is as follows:

	Full Year
(In thousands)	2015	2016	2017	2018	2019
Estimated amortization expense (b)	$8,750	$8,250	$5,500	$5,250	$5,250
(b) These estimated amortization expense amounts do not reflect the potential effect of future foreign currency exchange fluctuations.

9.     Debt and Credit Agreements

In March 2012, the Company entered into an Amended and Restated Five Year Credit Agreement (the "Credit Agreement") providing for $525 million of borrowing capacity through a syndicate of 14 banks.

On March 27, 2015, the Company entered into Amendment No. 3 ("Amendment No. 3") to the Credit Agreement.  Amendment No. 3 provides for (i) $500 million of borrowing capacity, which the Company may request be increased to $550 million pending lenders’ agreement, through a syndicate of 11 banks; (ii) extension of the current termination date for the Credit Agreement from March 2, 2017 to June 2, 2019 upon successful completion of refinancing the Company's 2.7% notes due October 15, 2015; (iii) replacement of the existing consolidated debt to consolidated EBITDA ratio with a net debt to consolidated EBITDA ratio not to exceed 3.75 to 1.0 through March 31, 2016 and 3.5 to 1.0 thereafter; and (iv) modification to certain defined terms.  During the three months ended March 31, 2015, the Company expensed $0.6 million of previously deferred financing costs associated with the Credit Agreement for banks which did not participate in Amendment No. 3 to the Credit Agreement.

At March 31, 2015 and December 31, 2014, the Company had $147.0 million and $98.5 million, respectively, of Credit Agreement borrowings outstanding. At March 31, 2015 and December 31, 2014, all such balances were classified as long-term borrowings in the Condensed Consolidated Balance Sheets. Classification of such balances is based on the Company's ability and intent to repay such amounts over the subsequent twelve months, as well as reflects the Company's ability and intent to borrow for a period longer than a year. To the extent the Company expects to repay any amounts within the subsequent twelve months, the amounts are classified as short-term borrowings.
At March 31, 2015, the Company's 2.7% notes due October 15, 2015 are classified as long-term debt on the Condensed Consolidated Balance Sheet based on the Company's intent and ability to refinance this debt using the debt capital markets and ability to refinance this debt under borrowings under the Credit Agreement.

10.  Employee Benefit Plans

	Three Months Ended
	March 31
Defined Benefit Pension Plans Net Periodic Pension Cost	U. S. Plans		International Plans
(In thousands)	2015	2014	2015	2014
Service cost	$722	$558	$438	$407
Interest cost	3,089	3,217	9,189	10,912
Expected return on plan assets	(4,203)	(4,196)	(12,674)	(12,588)
Recognized prior service costs	20	22	49	46
Recognized loss	1,230	838	4,235	3,553
Defined benefit pension plans net periodic pension cost	$858	$439	$1,237	$2,330

	Three Months Ended
Company Contributions	March 31
(In thousands)	2015	2014
Defined benefit pension plans:
United States	$682	$566
International	16,066	17,421
Multiemployer pension plans	565	701
Defined contribution pension plans	3,806	4,069
The Company's estimate of expected contributions to be paid during the remainder of 2015 for the U.S. and international defined benefit pension plans are $1.8 million and $13.8 million, respectively.
During the first quarter of 2015, the Company identified an out-of-period adjustment related to an unasserted multiemployer pension plan withdrawal liability. See Note 2, Revised Financial Statements, for additional details.

11.     Income Taxes

The effective income tax rate related to continuing operations for the three months ended March 31, 2015 was 51.4% compared with 28.6% for the three months ended March 31, 2014.

An income tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, based on technical merits, including resolutions of any related appeals or litigation processes. The unrecognized income tax benefit at March 31, 2015 was $14.5 million, including interest and penalties.  Within the next twelve months, it is reasonably possible that up to $0.1 million of unrecognized income tax benefits will be recognized upon settlement of tax examinations and the expiration of various statutes of limitations.

12.   Commitments and Contingencies

Environmental
The Company is involved in a number of environmental remediation investigations and cleanups and, along with other companies, has been identified as a “potentially responsible party” for certain waste disposal sites.  While each of these matters is subject to various uncertainties, it is probable that the Company will agree to make payments toward funding certain of these activities and it is possible that some of these matters will be decided unfavorably to the Company.  The Company has evaluated its potential liability, and its financial exposure is dependent upon such factors as the continuing evolution of environmental laws and regulatory requirements, the availability and application of technology, the allocation of cost among potentially responsible parties, the years of remedial activity required and the remediation methods selected.  The Condensed Consolidated Balance Sheets at both March 31, 2015 and December 31, 2014 include accruals in Other current liabilities of $1.2 million for environmental matters. The amounts charged against pre-tax income related to environmental matters totaled $0.2 million and $0.7 million for the three months ended March 31, 2015 and 2014, respectively.

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
In October 2009, the Company received notification of the SPRA’s final administrative decision regarding the levying of ICMS in the State of São Paulo in relation to services provided to a customer in the State between January 2004 and May 2005.  As of March 31, 2015, the principal amount of the tax assessment from the SPRA with regard to this case was approximately $2 million, with penalty, interest and fees assessed to date increasing such amount by an additional $21 million.  Any change in the aggregate amount since the Company’s last Annual Report on Form 10-K is due to an increase in assessed interest and statutorily mandated legal fees for the period as well as foreign currency translation.
Another ICMS tax case involving the SPRA refers to the tax period from January 2002 to December 2003, and is still pending at the administrative phase, where the aggregate amount assessed by the tax authorities in August 2005 was $7.8 million (the amounts with regard to this claim are valued as of the date of the assessment since it has not yet reached the collection phase), composed of a principal amount of $1.8 million, with penalty and interest assessed through that date increasing such amount by an additional $6.0 million.  All such amounts include the effect of foreign currency translation.
The Company continues to believe it is not probable that it will incur a loss for these assessments by the SPRA. The Company also continues to believe that sufficient coverage for these claims exists as a result of the Company’s customer’s indemnification obligations and such customer’s pledge of assets in connection with the October 2009 notice, as required by Brazilian procedure.
The Company intends to continue its practice of vigorously defending itself against the above-mentioned tax claims under various alternatives, including judicial appeal. The Company will continue to evaluate its potential liability with regard to the above-mentioned claims on a quarterly basis; however, it is not possible to predict the ultimate outcome of the above-mentioned tax-related disputes in Brazil. No loss provision has been recorded in the Company's condensed consolidated financial statements for the disputes described above because the loss contingency is not deemed probable, and the Company does not expect that any costs that are reasonably possible to be incurred by the Company in connection with Brazilian tax disputes would have a material adverse effect on the Company's financial condition, results of operations or cash flows.

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

The Company is continuing to review all known labor claims and as of March 31, 2015 and December 31, 2014, the Company has established reserves of $7.1 million and $8.6 million, respectively, on the Company's Condensed Consolidated Balance Sheets for amounts considered to be probable and estimable. As the Company continues to evaluate these claims and takes actions to address them, the amount of established reserves may be impacted.

Customer Disputes
The Company, through its Harsco Metals & Minerals Segment, provides services through long-term service contracts on a number of sites worldwide. As previously disclosed, a subcontractor at the site of a large customer has filed for arbitration against the Company, claiming that it is owed monetary damages from the Company in connection with its processing certain materials. The Company disputes that it is responsible for such alleged damages and intends to vigorously defend itself against this claim. In addition, the Company has impleaded its customer - which the Company believes has responsibility for any damages - into its arbitration with the subcontractor. The Company has concluded that a loss contingency is neither probable nor estimable and, therefore has not made any provision for any potential loss in its condensed consolidated financial statements. Moreover, based on the information currently available to the Company, the Company does not expect that the ultimate resolution of this arbitration will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

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
At March 31, 2015, there were 17,266 pending asbestos personal injury actions filed against the Company.  Of those actions, 16,939 were filed in the New York Supreme Court (New York County), 126 were filed in other New York State Supreme Court Counties and 201 were filed in courts located in other states.
The complaints in most of those actions generally follow a form that contains a standard damages demand of $20 million or $25 million, regardless of the individual plaintiff’s alleged medical condition, and without identifying any specific Company product.
At March 31, 2015, 16,816 of the actions filed in New York Supreme Court (New York County) were on the Deferred/Inactive Docket created by the court in December 2002 for all pending and future asbestos actions filed by persons who cannot demonstrate that they have a malignant condition or discernible physical impairment. The remaining 123 cases in New York County are pending on the Active or In Extremis Docket created for plaintiffs who can demonstrate a malignant condition or physical impairment.

The Company has liability insurance coverage under various primary and excess policies that the Company believes will be available, if necessary, to substantially cover any liability that might ultimately be incurred in the asbestos actions referred to above. The Company believes that a substantial portion of the costs and expenses of the asbestos actions will be paid by the Company’s insurers.
In view of the persistence of asbestos litigation in the United States, the Company expects to continue to receive additional claims in the future. The Company intends to continue its practice of vigorously defending these claims and cases. At March 31, 2015, the Company has obtained dismissal in 27,621 cases by stipulation or summary judgment prior to trial.
It is not possible to predict the ultimate outcome of asbestos-related actions in the United States due to the unpredictable nature of this litigation, and no loss provision has been recorded in the Company's condensed consolidated financial statements because a loss contingency is not deemed probable or estimable. Despite this uncertainty, and although results of operations and cash flows for a given period could be adversely affected by asbestos-related actions, the Company does not expect that any costs that are reasonably possible to be incurred by the Company in connection with asbestos litigation would have a material adverse effect on the Company's financial condition, results of operations or cash flows.
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
Insurance liabilities are recorded when it is probable that a liability has been incurred for a particular event and the amount of loss associated with the event can be reasonably estimated. Insurance reserves have been estimated based primarily upon actuarial calculations and reflect the undiscounted estimated liabilities for ultimate losses, including claims incurred but not reported. Inherent in these estimates are assumptions that are based on the Company's history of claims and losses, a detailed analysis of existing claims with respect to potential value, and current legal and legislative trends. If actual claims differ from those projected by management, changes (either increases or decreases) to insurance reserves may be required and would be recorded through income in the period the change was determined. When a recognized liability is covered by third-party insurance, the Company records an insurance claim receivable to reflect the covered liability. Insurance claim receivables are included in Other receivables on the Company's Condensed Consolidated Balance Sheets. See Note 1, Summary of Significant Accounting Policies, to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 for additional information on Accrued Insurance and Loss Reserves.

13.  Reconciliation of Basic and Diluted Shares

	Three Months Ended
	March 31
(In thousands, except per share amounts)	2015	2014
Income from continuing operations attributable to Harsco Corporation common stockholders	$15,671	$10,614

Weighted-average shares outstanding - basic	80,240	80,816
Dilutive effect of stock-based compensation	112	206
Weighted-average shares outstanding - diluted	$80,352	$81,022

Earnings from continuing operations per common share, attributable to Harsco Corporation common stockholders:
Basic	$0.20	$0.13

Diluted	$0.20	$0.13

The following average outstanding stock-based compensation units were not included in the three months ended computation of diluted earnings per share because the effect was antidilutive:

	Three Months Ended
	March 31
(In thousands)	2015	2014
Stock options	114	215
Stock appreciation rights	864	15
Performance share units	122	—

14.   Derivative Instruments, Hedging Activities and Fair Value

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
All derivative instruments are recorded on the Condensed Consolidated Balance Sheets at fair value.  Changes in the fair value of derivatives used to hedge foreign currency denominated balance sheet items are reported directly in earnings, along with offsetting transaction gains and losses on the items being hedged.  Derivatives used to hedge forecasted cash flows associated with foreign currency commitments or forecasted commodity purchases may be accounted for as cash flow hedges, as deemed appropriate, if the criteria for hedge accounting are met.  Gains and losses on derivatives designated as cash flow hedges are deferred as a separate component of equity and reclassified to earnings in a manner that matches the timing of the earnings impact of the hedged transactions.  Generally, at March 31, 2015, these deferred gains and losses are reclassified to earnings over 10 to 15 years from the balance sheet date.  The ineffective portion of all hedges, if any, is recognized currently in earnings.
The fair values of outstanding derivative contracts recorded as assets and liabilities on the Condensed Consolidated Balance Sheets at March 31, 2015 and December 31, 2014 was as follows:

	Asset Derivatives		Liability Derivatives
(In thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
March 31, 2015
Derivatives designated as hedging instruments:
Foreign currency forward exchange contracts	Other current assets	$902		$—
Cross-currency interest rate swaps	Other assets	90,541	Other liabilities	17
Total derivatives designated as hedging instruments		$91,443		$17

Derivatives not designated as hedging instruments:
Foreign currency forward exchange contracts	Other current assets	$5,479	Other current liabilities	$3,334

	Asset Derivatives		Liability Derivatives
(In thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
December 31, 2014
Derivatives designated as hedging instruments:
Foreign currency forward exchange contracts	Other current assets	$420		$—
Cross-currency interest rate swaps	Other assets	52,989	Other liabilities	2,599
Total derivatives designated as hedging instruments		$53,409		$2,599

Derivatives not designated as hedging instruments:
Foreign currency forward exchange contracts	Other current assets	$4,065	Other current liabilities	$4,618

All of the Company's derivatives are recorded in the Condensed Consolidated Balance Sheets at gross amounts and not offset. All of the Company's cross-currency interest rate swaps and certain foreign currency forward exchange contracts are transacted under International Swaps and Derivatives Association ("ISDA") documentation. Each ISDA master agreement permits the net settlement of amounts owed in the event of default. The Company's derivative assets and liabilities subject to enforceable master netting arrangements resulted in a $0.1 million net liability at March 31, 2015. At December 31, 2014, such arrangements did not result in a net asset or net liability.

The effect of derivative instruments on the Condensed Consolidated Statements of Operations and the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2015 and 2014 was as follows:
Derivatives Designated as Hedging Instruments

(In thousands)	Amount of Gain (Loss) Recognized in Other Comprehensive Income (“OCI”) on Derivative - Effective Portion	Location of Gain (Loss) Reclassified from Accumulated OCI into Income - Effective Portion	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income - Effective Portion	Location of Gain (Loss) Recognized in Income on Derivative - Ineffective Portion and Amount Excluded from Effectiveness Testing	Amount of Gain (Loss) Recognized in Income on Derivative - Ineffective Portion and Amount Excluded from Effectiveness Testing
Three Months Ended March 31, 2015:
Foreign currency forward exchange contracts	$475	Cost of services and products sold	$1		$—
Cross-currency interest rate swaps	8,621		—	Cost of services and products sold	30,742	(a)
	$9,096		$1		$30,742

Three Months Ended March 31, 2014:
Foreign currency forward exchange contracts	$11	Cost of services and products sold	$(2)		$—
Cross-currency interest rate swaps	(4,360)		—	Cost of services and products sold	(1,574)	(a)
	$(4,349)		$(2)		$(1,574)
(a)  These gains (losses) offset foreign currency fluctuation effects on the debt principal.

Derivatives Not Designated as Hedging Instruments

	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative for the Three Months Ended March 31 (b)
(In thousands)		2015	2014
Foreign currency forward exchange contracts	Cost of services and products sold	$4,755	$1,556
(b)  These gains offset amounts recognized in cost of services and products sold principally as a result of intercompany or third party foreign currency exposures.

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
The following tables summarize, by major currency, the contractual amounts of the Company’s foreign currency forward exchange contracts in U.S. dollars at March 31, 2015 and December 31, 2014.  The “Buy” amounts represent the U.S. dollar equivalent of commitments to purchase foreign currencies, and the “Sell” amounts represent the U.S. dollar equivalent of commitments to sell foreign currencies.  The recognized gains and losses offset amounts recognized in cost of services and products sold principally as a result of intercompany or third party foreign currency exposures.

Contracted Amounts of Foreign Currency Forward Exchange Contracts Outstanding at March 31, 2015:

(In thousands)	Type	U.S. Dollar Equivalent	Maturity	Recognized Gain (Loss)
British pounds sterling	Sell	$163	April 2015	$4
British pounds sterling	Buy	2,138	April 2015	(46)
Euros	Sell	230,113	April 2015 through August 2015	1,473
Euros	Buy	210,841	April 2015 through July 2015	810
Other currencies	Sell	35,657	April 2015 through December 2015	840
Other currencies	Buy	7,955	April 2015	(34)
Total		$486,867		$3,047
Contracted Amounts of Foreign Currency Forward Exchange Contracts Outstanding at December 31, 2014:

(In thousands)	Type	U.S. Dollar Equivalent	Maturity	Recognized Gain (Loss)
British pounds sterling	Sell	$37,943	January 2015	$179
British pounds sterling	Buy	2,783	January 2015	(4)
Euros	Sell	193,370	January 2015 through March 2015	2,993
Euros	Buy	194,084	January 2015 through March 2015	(3,767)
Other currencies	Sell	12,641	January 2015 through December 2015	439
Other currencies	Buy	28,001	January 2015 through June 2015	27
Total		$468,822		$(133)

In addition to foreign currency forward exchange contracts, the Company designates certain loans as hedges of net investments in international subsidiaries.  The Company recorded pre-tax net gains of $3.1 million and $0.2 million during the three months ended March 31, 2015 and 2014, respectively, into Accumulated other comprehensive loss.
Cross-Currency Interest Rate Swaps
The Company uses cross-currency interest rate swaps in conjunction with certain debt issuances in order to secure a fixed local currency interest rate.  Under these cross-currency interest rate swaps, the Company receives interest based on a fixed or floating U.S. dollar rate and pays interest on a fixed local currency rate based on the contractual amounts in dollars and the local currency, respectively.  At maturity, there is also the payment of principal amounts between currencies. The cross-currency interest rate swaps are recorded on the Condensed Consolidated Balance Sheets at fair value, with changes in value attributed to the effect of the swaps’ interest spread and changes in the credit worthiness of the counter-parties recorded in the caption, Accumulated other comprehensive loss.  Changes in value attributed to the effect of foreign currency fluctuations are recorded in the Condensed Consolidated Statements of Operations and offset currency fluctuation effects on the debt principal. The following table indicates the contractual amounts of the Company's cross-currency interest rate swaps at March 31, 2015:

		Interest Rates
(In millions)	Contractual Amount	Receive	Pay
Maturing 2018	$250.0	Fixed U.S. dollar rate	Fixed euro rate
Maturing 2020	220.0	Fixed U.S. dollar rate	Fixed British pound sterling rate
Maturing 2016 through 2017	8.2	Floating U.S. dollar rate	Fixed rupee rate
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
The following table indicates the fair value hierarchy of the financial instruments of the Company at March 31, 2015 and December 31, 2014:

Level 2 Fair Value Measurements (In thousands)	March 31 2015	December 31 2014
Assets
Foreign currency forward exchange contracts	$6,381	$4,485
Cross-currency interest rate swaps	90,541	52,989
Liabilities
Foreign currency forward exchange contracts	3,334	4,618
Cross-currency interest rate swaps	17	2,599
The following tables reconciles the beginning and ending balances for liabilities measured on a recurring basis using unobservable inputs (Level 3) for the three months ended March 31, 2015:

Level 3 Liabilities—Unit Adjustment Liability (a) for the Three Months Ended March 31 (In thousands)	Three Months Ended
	March 31
	2015	2014
Balance at beginning of period	$93,762	$106,343
Payments	(5,580)	(5,580)
Change in fair value to the unit adjustment liability	2,245	2,546
Balance at end of period	$90,427	$103,308	(b)
(a) See Note 6, Equity Method Investments, for additional information related to the unit adjustment liability.
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
The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and short-term borrowings approximate fair value due to the short-term maturities of these assets and liabilities.  At March 31, 2015 and December 31, 2014, the total fair value of long-term debt, including current maturities, was $927.5 million and $885.0 million, respectively, compared with a carrying value of $900.2 million and $854.9 million, respectively.  Fair values for long-term debt are based on quoted market prices (Level 1) for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities.

15. Review of Operations by Segment

	Three Months Ended
	March 31
(In thousands)	2015	2014
Revenues From Continuing Operations
Harsco Metals & Minerals	$291,198	$352,822
Harsco Industrial	98,803	102,100
Harsco Rail	61,578	57,561
Total revenues from continuing operations	$451,579	$512,483

Operating Income (Loss) From Continuing Operations
Harsco Metals & Minerals	$10,583	$22,649
Harsco Industrial	17,027	16,571
Harsco Rail	21,633	5,499
Corporate	(10,362)	(12,492)
Total operating income from continuing operations	$38,881	$32,227

Depreciation and Amortization
Harsco Metals & Minerals	$34,891	$40,701
Harsco Industrial	1,287	1,202
Harsco Rail	1,556	1,419
Corporate	2,157	1,513
Total Depreciation and Amortization	$39,891	$44,835

Capital Expenditures
Harsco Metals & Minerals	$21,828	$37,741
Harsco Industrial	7,221	643
Harsco Rail	537	886
Corporate	2,044	569
Total Capital Expenditures	$31,630	$39,839

Reconciliation of Segment Operating Income to Income From Continuing Operations Before Income Taxes and Equity Income

	Three Months Ended
	March 31
(In thousands)	2015	2014
Segment operating income	$49,243	$44,719
General Corporate expense	(10,362)	(12,492)
Operating income from continuing operations	38,881	32,227
Interest income	256	297
Interest expense	(11,884)	(11,421)
Change in fair value to unit adjustment liability	(2,245)	(2,546)
Income from continuing operations before income taxes and equity income	$25,008	$18,557

16.   Other Income

This Condensed Consolidated Statements of Operations caption includes certain foreign currency gains, net gains on disposal of non-core assets, restructuring program costs, impaired asset write-downs, employee termination benefit costs and costs to exit activities.

	Three Months Ended
	March 31
(In thousands)	2015	2014
Net gains	$(3,790)	$(2,358)
Foreign currency gains related to Harsco Rail Segment advances on contracts	(10,940)	—
Other (a)	1,525	1,702
Other income	$(13,205)	$(656)
(a) Other includes employee termination benefit costs and costs to exit activities that are not directly related to the restructuring programs detailed in Note 18, Restructuring Programs.

In January 2015, the Swiss National Bank ended its policy of maintaining a stable exchange rate between the Swiss franc and the euro.  As a result of this change in policy, the Swiss franc experienced significant appreciation against the euro.  During the three months ended March 31, 2015, the Company recognized $10.9 million in foreign currency gains from converting Swiss franc bank deposits to euros. This gain was associated with advances received for the Harsco Rail Segment's two contracts with the federal railway system of Switzerland.

17. Components of Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive loss is included on the Condensed Consolidated Statements of Stockholders' Equity. The components of Accumulated other comprehensive loss, net of the effect of income taxes, and activity for the three months ended March 31, 2014 and 2015 was as follows:

	Components of Accumulated Other Comprehensive Income (Loss) - Net of Tax
(In thousands)	Cumulative Foreign Exchange Translation Adjustments		Effective Portion of Derivatives Designated as Hedging Instruments		Cumulative Unrecognized Actuarial Losses on Pension Obligations		Unrealized Loss on Marketable Securities	Total
Balance at December 31, 2013	$6,110		$(7,023)		$(369,682)		$(20)	$(370,615)
Other comprehensive income (loss) before reclassifications	1,090	(a)	(3,964)	(b)	(1,051)	(a)	(5)	(3,930)
Amounts reclassified from accumulated other comprehensive loss, net of tax	—		1		4,100		—	4,101
Other comprehensive income (loss) from equity method investee	(913)		—		632		—	(281)
Amounts reclassified from accumulated other comprehensive loss in connection with the asset impairment loss recognized in the Infrastructure Transaction	(1,447)		—		—		—	(1,447)
Total other comprehensive income (loss)	(1,270)		(3,963)		3,681		(5)	(1,557)
Less: Other comprehensive loss attributable to noncontrolling interests	300		—		—		—	300
Other comprehensive income (loss) attributable to Harsco Corporation	(970)		(3,963)		3,681		(5)	(1,257)
Balance at March 31, 2014	$5,140		$(10,986)		$(366,001)		$(25)	$(371,872)

	Components of Accumulated Other Comprehensive Income (Loss) - Net of Tax
(In thousands)	Cumulative Foreign Exchange Translation Adjustments		Effective Portion of Derivatives Designated as Hedging Instruments		Cumulative Unrecognized Actuarial Losses on Pension Obligations		Unrealized Loss on Marketable Securities	Total
Balance at December 31, 2014	$(39,938)		$(9,025)		$(483,278)		$(15)	$(532,256)
Other comprehensive income (loss) before reclassifications	(23,653)	(a)	7,955	(b)	19,634	(a)	(8)	3,928
Amounts reclassified from accumulated other comprehensive loss, net of tax	—		1		5,064		—	5,065
Other comprehensive income (loss) from equity method investee	(5,189)		(382)		595		—	(4,976)
Total other comprehensive income (loss)	(28,842)		7,574		25,293		(8)	4,017
Less: Other comprehensive loss attributable to noncontrolling interests	754		10		—		—	764
Other comprehensive income (loss) attributable to Harsco Corporation	(28,088)		7,584		25,293		(8)	4,781
Balance at March 31, 2015	$(68,026)		$(1,441)		$(457,985)		$(23)	$(527,475)
(a) Principally foreign currency fluctuation.
(b) Net change from periodic revaluations.

Amounts reclassified from accumulated other comprehensive loss are as follows:

(In thousands)	Three Months Ended	Three Months Ended	Affected Caption in the Condensed Consolidated Statements of Operations
	March 31 2015	March 31 2014
Amortization of defined benefit pension items (c):
Actuarial losses (d)	$3,947	$2,839	Selling, general and administrative expenses
Actuarial losses (d)	1,518	1,552	Cost of services and products sold
Prior-service costs (d)	31	23	Selling, general and administrative expenses
Prior-service costs (d)	38	45	Cost of services and products sold
Total before tax	5,534	4,459
Tax benefit	(470)	(359)
Total reclassification of defined benefit pension items, net of tax	$5,064	$4,100

Amortization of cash flow hedging instruments (c):
Foreign currency forward exchange contracts	$1	$2	Cost of services and products sold
Tax benefit	—	(1)
Total reclassification of cash flow hedging instruments	$1	$1
(c) Amounts in parentheses indicate credits to profit/loss.
(d) These accumulated other comprehensive loss components are included in the computation of net periodic pension costs. See Note 10, Employee Benefit Plans, for additional details.

18.   Restructuring Programs

In recent years, the Company has instituted restructuring programs to balance short-term profitability goals with long-term strategies. A primary objective of these programs has been to establish platforms upon which the affected businesses can grow with reduced fixed investment and generate annual operating expense savings. The restructuring programs have been instituted in response to the continuing impact of global financial and economic uncertainty on the Company’s end markets. Restructuring costs incurred in these programs were recorded as part of the caption, Other income, of the Condensed Consolidated Statements of Operations. The timing of associated cash payments is dependent on the type of restructuring cost and can extend over a multi-year period.

Project Orion
Under the Harsco Metals & Minerals Segment Improvement Plan ("Project Orion"), the Harsco Metals & Minerals Segment made organizational and process improvement changes, which are expected to improve return on capital and deliver a higher and more consistent level of service to customers by improving several core processes and simplifying the organizational structure. Annual recurring benefits under Project Orion are expected to be approximately $37 million.

The restructuring accrual for Project Orion at March 31, 2015 and the activity for the three months ended March 31, 2015 were as follows:

(In thousands)	Accrual at December 31 2014	Cash Expenditures	Foreign Currency Translation	Accrual at March 31 2015
Harsco Metals & Minerals Segment
Employee termination benefit costs	$7,668	$(1,590)	$(120)	$5,958
Total	$7,668	$(1,590)	$(120)	$5,958
The remaining accrual related to Project Orion is expected to be paid, principally, through 2015 with the remainder in the first half of 2016.
Prior Restructuring Programs
The remaining accrual for restructuring programs was $2.2 million and $2.4 million at March 31, 2015 and December 31, 2014, respectively. The remaining accrual relates primarily to exit activity costs for lease terminations expected to be paid over the remaining life of the leases.

ITEM 2.                 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements as well as the audited consolidated financial statements of Harsco Corporation (the "Company"), including the notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, which includes additional information about the Company’s critical accounting policies, contractual obligations, practices and the transactions that support the financial results, and provides a more comprehensive summary of the Company’s outlook, trends and strategies for 2015 and beyond.
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
Factors that could cause actual results to differ, perhaps materially, from those implied by forward-looking statements include, but are not limited to: (1) changes in the worldwide business environment in which the Company operates, including general economic conditions; (2) changes in currency exchange rates, interest rates, commodity and fuel costs and capital costs; (3) changes in the performance of equity and bond markets that could affect, among other things, the valuation of the assets in the Company's pension plans and the accounting for pension assets, liabilities and expenses; (4) changes in governmental laws and regulations, including environmental, occupational health and safety, tax and import tariff standards; (5) market and competitive changes, including pricing pressures, market demand and acceptance for new products, services and technologies; (6) the Company's inability or failure to protect its intellectual property rights from infringement in one or more of the many countries in which the Company operates; (7) failure to effectively prevent, detect or recover from breaches in the Company's cybersecurity infrastructure; (8) unforeseen business disruptions in one or more of the many countries in which the Company operates due to political instability, civil disobedience, armed hostilities, public health issues or other calamities; (9) disruptions associated with labor disputes and increased operating costs associated with union organization; (10) the seasonal nature of the Company's business; (11) the Company's ability to successfully enter into new contracts and complete new acquisitions or strategic ventures in the time-frame contemplated, or at all; (12) the integration of the Company's strategic acquisitions; (13) the amount and timing of repurchases of the Company's common stock, if any; (14) the prolonged recovery in global financial and credit markets and economic conditions generally, which could result in the Company's customers curtailing development projects, construction, production and capital expenditures which, in turn, could reduce the demand for the Company's products and services and, accordingly, the Company's revenues, margins and profitability; (15) the outcome of any disputes with customers, contractors and subcontractors; (16) the financial condition of the Company's customers, including the ability of customers (especially those that may be highly leveraged and those with inadequate liquidity) to maintain their credit availability; (17) the Company's ability to successfully implement and receive the expected benefits of cost-reduction and restructuring initiatives, including the achievement of expected cost savings in the expected time frame; (18) the ability to successfully implement the Company's strategic initiatives and portfolio optimization and the impact of such initiatives, such as the Harsco Metals & Minerals Segment's Improvement Plan ("Project Orion"); (19) the ability of the strategic venture between the Company and Clayton, Dubilier & Rice ("CD&R") to effectively integrate the Company's Infrastructure business and the Brand Energy & Infrastructure Services business and realize the synergies contemplated by the transaction; (20) the Company's ability to realize cost savings from the divestiture of the Infrastructure business, as well as the transaction being accretive to earnings and improving operating margins and return on capital; (21) the amount ultimately realized from the Company's exit from the strategic venture between the Company and CD&R and the timing of such exit; (22) implementation of environmental remediation matters; (23) risk and uncertainty associated with intangible assets; and (24) other risk factors listed from time to time in the Company's SEC reports. A further discussion of these, along with other potential risk factors, can be found in Part I, Item 1A, "Risk Factors," of the Company's Annual Report on Form 10-K for the year ended December 31, 2014. The Company cautions that these factors may not be exhaustive and that many of these factors are beyond the Company's ability to control or predict. Accordingly, forward-looking statements should not be relied upon as a prediction of actual results. The Company undertakes no duty to update forward-looking statements except as may be required by law.

Executive Overview

Revenues for the Company during the first quarter of 2015 were $451.6 million compared with $512.5 million in the first quarter of 2014. The change is primarily related to the effects of foreign currency translation and exited contracts in the Harsco Metals & Minerals Segment. Foreign currency translation decreased revenues by $41.4 million for the first quarter of 2015 compared with the first quarter of 2014.

	Three Months Ended
Revenues by Segment	March 31
(In millions)	2015	2014	Change	%
Harsco Metals & Minerals	$291.2	$352.8	$(61.6)	(17.5)%
Harsco Industrial	98.8	102.1	(3.3)	(3.2)
Harsco Rail	61.6	57.6	4.0	7.0
Total revenues	$451.6	$512.5	$(60.9)	(11.9)%

	Three Months Ended
Revenues by Region	March 31
(In millions)	2015	2014	Change	%
Western Europe	$123.7	$159.5	$(35.8)	(22.5)%
North America	210.1	220.9	(10.7)	(4.9)
Latin America (a)	51.5	62.8	(11.3)	(17.9)
Asia-Pacific	38.4	34.4	4.0	11.8
Middle East and Africa	15.8	19.0	(3.2)	(16.8)
Eastern Europe	12.0	16.0	(4.0)	(24.8)
Total revenues	$451.6	$512.5	$(60.9)	(11.9)%

(a) Includes Mexico.

The Company began executing Project Orion during 2014 after conducting an analysis of the business to identify opportunities to improve its core processes and to simplify its organizational structure. The goals of Project Orion are improving financial returns and providing higher and more consistent levels of value added services to customers by improving the bid and contract management process, improving underperforming contracts, and simplifying operational structures. As a result of actions initiated under Project Orion, the Company anticipates annualized savings of approximately $37 million by the end of 2015, which include both compensation and other operational savings. Please see Note 18, Restructuring Programs, in Part I, Item 1, Financial Statements for additional information.
In January 2015, the Swiss National Bank ended its policy of maintaining a stable exchange rate between the Swiss franc and the euro. As a result of this change in policy, the Swiss franc experienced significant appreciation against the euro. During the first quarter of 2015, the Company recognized $10.9 million in foreign currency gains from converting its Swiss franc bank deposits to euros. This gain was associated with the Harsco Rail Segment's two contracts with the federal railway system of Switzerland ("SBB").  The Company opted to convert the Swiss franc bank deposits to euros to realize the economic gains generated by this appreciation since the Company's revenues and costs associated with these rail contracts are principally denominated in Swiss francs and euros, respectively.

	Three Months Ended
Operating Income (Loss) by Segment	March 31
(In millions)	2015	2014	Change	%
Harsco Metals & Minerals	$10.6	$22.6	$(12.1)	(53.3)%
Harsco Industrial	17.0	16.6	0.5	2.8
Harsco Rail	21.6	5.5	16.1	293.4
Corporate	(10.4)	(12.5)	2.1	17.1
Total operating income	$38.9	$32.2	$6.7	20.6%

	Three Months Ended
	March 31
Operating Margin by Segment	2015	2014
Harsco Metals & Minerals	3.6%	6.4%
Harsco Industrial	17.2	16.2
Harsco Rail	35.1	9.6
Consolidated operating margin	8.6%	6.3%

Operating income from continuing operations for the first quarter of 2015 was $38.9 million compared with operating income from continuing operations of $32.2 million in the first quarter of 2014.

Factors Positively Affecting Operating Income:

•
Foreign currency gain of $10.9 million related to converting Swiss franc bank deposits to euros after the Swiss National Bank ended its policy of maintaining a stable Swiss franc exchange rate with the euro.

•	Positive impact of $5.4 million in the Harsco Rail Segment from increased equipment volumes.

•	Project Orion restructuring benefits of $4.8 million during the first quarter of 2015.

Factors Negatively Impacting Operating Income:

•
Decreased income of $9.0 million in the Harsco Metals & Minerals Segment primarily attributable to the year over year impact of exited contracts, reduced nickel and scrap demand and higher maintenance costs.

•
Administrative costs increased by $5.4 million primarily attributable to inflationary measures on compensation and welfare benefits and increased professional fees in the Harsco Metals & Minerals Segment.

•	Impact of foreign currency translation of $3.6 million.

This change in operating income from continuing operations, the increase in income tax expense, and the increase in equity income (loss) of unconsolidated entities were the primary drivers of the diluted earnings per share from continuing operations for the first quarter of 2015 of $0.20 compared with diluted earnings per share from continuing operations of $0.13 for the first quarter of 2014.

The Company continues to have sufficient available liquidity and has been able to obtain all necessary financing. The Company currently expects operational and business needs to be covered by cash from operations supplemented with borrowings from time to time due to historical patterns of seasonal cash flow and for the funding of various projects.
See Liquidity and Capital Resources below for further discussion on liquidity, capital resources and cash flows.

Harsco Metals & Minerals Segment:

Significant Impacts on Revenues	Three Months Ended
(In millions)	March 31, 2015
Revenues — 2014	$352.8
Impact of foreign currency translation.	(39.1)
Net impact of new contracts and lost contracts (including exited underperforming contracts).	(18.4)
Net effects of price/volume changes, primarily attributable to volume changes.	(4.1)
Revenues — 2015	$291.2

Factors Positively Affecting Operating Income:

•	Project Orion restructuring benefits of $4.8 million during the first quarter of 2015.

Factors Negatively Impacting Operating Income:

•
Decreased global steel production and scrap metal prices, primarily in North America.  Overall, steel production by customers under services contracts decreased by 4% in the first quarter of 2015 compared with the same period in the prior year.

•	Decreased nickel prices of 3% in the first quarter of 2015 compared with the same period in the prior year.

•	Foreign currency translation in the first quarter of 2015 decreased operating income for this segment by $3.0 million compared with the same period in the prior year.

•
Increased costs of operations of $9.0 million during the first quarter of 2015, primarily attributable to the year over year impact of exited contracts, reduced nickel and scrap demand and higher maintenance costs.

•	Increased administrative costs of $5.4 million during the first quarter of 2015, primarily attributable to inflationary measures on compensation and welfare benefits and increased professional fees.

Harsco Industrial Segment:

Significant Impacts on Revenues	Three Months Ended
(In millions)	March 31, 2015
Revenues — 2014	$102.1
Net effects of price/volume changes, primarily attributable to volume changes.	(2.2)
Impact of foreign currency translation.	(1.1)
Revenues — 2015	$98.8

Factors Positively Affecting Operating Income:

•	Higher gain from sale of assets of $1.5 million in the first quarter of 2015 compared with the same period in the prior year.

•	Operating income was aided by lower selling and administrative costs as well as product mix.

Factors Negatively Impacting Operating Income:

•	Foreign currency translation in the first quarter of 2015 decreased operating income for this segment by $0.5 million compared with the same period in the prior year.

•	Increased costs associated with consolidating operating facilities for the segment's air cooled heat exchangers business.

Harsco Rail Segment:

Significant Effects on Revenues	Three Months Ended
(In millions)	March 31, 2015
Revenues — 2014	$57.6
Net impacts of price/volume changes, primarily attributable to volume changes.	5.0
Effect of Protran Technology ("Protran") acquisition.	0.2
Impact of foreign currency translation.	(1.2)
Revenues — 2015	$61.6

Factors Positively Affecting Operating Income:

•
Foreign currency gain of $10.9 million related to converting Swiss franc bank deposits to euros after the Swiss National Bank ended its policy of maintaining a stable Swiss franc exchange rate with the euro during the first quarter of 2015.

•	Increased equipment volume that increased operating income by $5.4 million.

•	Decreased administrative costs and research and development costs increased operating income by $2.4 million.

Factors Negatively Impacting Operating Income:

•	Decreased contract services impacted operating income by $2.8 million.

Outlook, Trends and Strategies

In addition to the items noted in the Company's Annual Report on Form 10-K for the year ended December 31, 2014, the following significant items, risks, trends and strategies are expected to affect the Company for the remainder of 2015 and beyond:

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

•
The Company expects its operational effective income tax rate to approximate 35% to 37%, excluding the tax impact on equity income (loss) related to the Brand Energy & Infrastructure Services Inc. and Subsidiaries ("Brand").

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

•
Over the past several years, the Company has been in discussions with officials at the Supreme Council for Environment in Bahrain with regard to a processing by-product ("salt cakes") located at Hafeera. The Company is currently assessing the options available for processing or removing the salt cakes. To the extent the Company is unable to find commercially viable opportunities to market the salt cakes, it may be required to incur the cost of moving the salt cakes to another location. The impact of any such removal on the Company's results of operations, financial condition and cash flows cannot be determined at this time, but may be significant.

Harsco Industrial Segment:

•
The Company anticipates recent oil price volatility to continue to impact capital expenditures and overall spending by customers in the natural gas, natural gas processing and petrochemical industries. Accordingly, these factors may negatively impact revenue and operating income in 2015 in the Harsco Industrial Segment.

•	The Company will continue to focus on product innovation and development to drive strategic growth in its businesses.

•	The Company will focus on growing the Harsco Industrial Segment through disciplined organic expansion and acquisitions that improve competitive positioning in core markets or adjacent markets.

Harsco Rail Segment:

•
The outlook for this segment continues to be favorable. The global demand for railway maintenance-of-way equipment, parts and services continues to be strong, giving positive indication of further opportunities. The Company anticipates modest organic growth in its after-market parts business and its expected deliveries of existing equipment orders.

•
The Company secured a second contract award worth over $100 million through 2017 from SBB during 2014. The award comes as a follow-on option to the Company's previously awarded contract with SBB worth more than $100 million. The Company's capabilities to compete and deliver on large projects provides increased opportunities to build out its pipeline further, and enables the Company to continue to pursue other large projects.

•	The Company will focus on growing the Harsco Rail Segment through disciplined organic expansion and acquisitions that improve competitive positioning in core markets or adjacent market.

•
During the first quarter of 2015, a rail grinder manufactured by the Company and operated by a subcontractor caught fire, causing the customer to incur monetary damages.  The Company is currently working with the customer and reviewing the causes of this incident.  Depending on the cause of the fire and the extent of insurance coverage, there could be a charge against income in future periods.

Results of Operations

	Three Months Ended
	March 31
(In millions, except per share amounts)	2015	2014
Revenues from continuing operations	$451.6	$512.5
Cost of services and products sold	361.1	409.8
Selling, general and administrative expenses	63.9	66.8
Research and development expenses	0.9	2.7
Loss on disposal of the Harsco Infrastructure Segment and transaction costs	—	1.7
Other (income) expenses	(13.2)	(0.7)
Operating income from continuing operations	38.9	32.2
Interest income	0.3	0.3
Interest expense	(11.9)	(11.4)
Change in fair value to the unit adjustment liability	(2.2)	(2.5)
Income tax expense from continuing operations	(12.9)	(5.3)
Equity in income (loss) of unconsolidated entities, net	4.1	(1.2)
Income from continuing operations	16.2	12.0
Diluted earnings per common share from continuing operations attributable to Harsco Corporation common stockholders	0.20	0.13
Effective income tax rate for continuing operations	51.4%	28.6%

Comparative Analysis of Consolidated Results

Revenues
Revenues for the first quarter of 2015 decreased $60.9 million or 11.9% from the first quarter of 2014. This decrease was attributable to the following significant items:

Change in Revenues — 2015 vs. 2014	Three Months Ended
(In millions)	March 31, 2015
Impact of foreign currency translation.	(41.4)
Net impact of new contracts and lost contracts (including exited underperforming contracts) in the Harsco Metals & Minerals Segment.	(18.4)
Net effects of price/volume changes in the Harsco Metals & Minerals Segment, primarily attributable to volume changes.	(4.1)
Net effects of price/volume changes in the Harsco Industrial Segment, primarily attributable to volume changes.	(2.2)
Net increased revenues in the Harsco Rail Segment, primarily attributable to increased equipment volumes, including the effect of the Protran acquisition.	5.2
Total change in revenues — 2015 vs. 2014	$(60.9)

Cost of Services and Products Sold
Cost of services and products sold for the first quarter of 2015 decreased $48.7 million or 11.9% from the first quarter of 2014. This decrease was attributable to the following significant items:

Change in Cost of Services and Products Sold — 2015 vs. 2014	Three Months Ended
(In millions)	March 31, 2015
Impact of foreign currency translation.	$(30.7)
Decreased costs due to changes in revenues (exclusive of the effects of foreign currency translation and fluctuations in commodity costs included in selling prices).	(14.4)
Other.	(3.6)
Total change in cost of services and products sold — 2015 vs. 2014	$(48.7)

Selling, General and Administrative Expenses
Selling, general and administrative expenses for the first quarter of 2015 decreased $2.9 million or 4.3% from the first quarter of 2014. This decrease was primarily related to the impact of foreign currency translation.

Other Income
This income statement classification includes: certain foreign currency gains, net gains on disposal of non-core assets, employee termination benefit costs and costs to exit activities. The most significant change in Other income during the first quarter of 2015 related to the foreign currency gain of $10.9 million from converting Swiss franc bank deposits to euros. This gain was associated with advances received for the Harsco Rail Segment's two contracts with the federal railway system of Switzerland. Additional information on Other income expenses is included in Note 16, Other Income, in Part I, Item 1, Financial Statements.

	Three Months Ended
	March 31
(In thousands)	2015	2014
Net gains	$(3,790)	$(2,358)
Foreign currency gains related to Harsco Rail Segment advances on contracts	(10,940)	—
Other (a)	1,525	1,702
Other (income) expenses	$(13,205)	$(656)
(a) Other includes employee termination benefit costs and costs to exit activities that are not directly related to the restructuring programs detailed in Note 18, Restructuring Programs, in Part I, Item 1, Financial Statements.

Interest Expense
Interest expense during the first quarter of 2015 increased by $0.5 million from the first quarter of 2014.  This increase is primarily attributable to deferred financing costs expensed by the Company during the first quarter of 2015 associated with the banks which did not participate in Amendment No. 3 ("Amendment No. 3") to the Amended and Restated Five Year Credit Agreement ("Credit Agreement") entered into by the Company.

Change in Fair Value to the Unit Adjustment Liability
Change in fair value to the unit adjustment liability during the first quarter of 2015 decreased by $0.3 million from the first quarter of 2014. This is a non-cash expense. Please see Note 6, Equity Method Investments and Note 14, Derivative Instruments, Hedging Activities and Fair Value, in Part I, Item 1, Financial Statements for additional information.

Income Tax Expense
The effective income tax rate related to continuing operations for the first quarter of 2015 was 51.4% compared with 28.6% for the first quarter of 2014. The effective income tax rate for the first quarter of 2015 compared with the first quarter of 2014 changed primarily due to the non-repeated expiration of statutes of limitations for uncertain tax positions in certain foreign jurisdictions in 2014 and additional income tax expense on the increase in the Company's equity income (loss) in unconsolidated entities related to the Brand joint venture.

Income from Continuing Operations
Income from continuing operations was $16.2 million in the first quarter of 2015 compared with $12.0 million in the first quarter of 2014. This change is primarily related to the foreign currency gain of $10.9 million associated with converting Swiss franc bank deposits to euros; increased equipment volumes in the Harsco Rail Segment; Project Orion restructuring benefits of $4.8 million in the Harsco Metals & Minerals Segment; decreased income in the Harsco Metals & Minerals Segment related to increased administrative costs, labor and maintenance costs, and exited contracts; the increase in the Company's equity in income (loss) of unconsolidated entities related to the Brand joint venture; and an increase in income tax expense.

Liquidity and Capital Resources
Overview
The Company continues to have sufficient available liquidity and has been able to obtain all necessary financing.  The Company currently expects operational and business needs to be met by cash provided by operations supplemented with borrowings from time to time due to historical patterns of seasonal cash flow and for the funding of various projects.
The Company continues to implement and perform capital efficiency initiatives to enhance liquidity.  These initiatives have included: prudent allocation of capital spending to those projects where the highest results can be achieved; optimization of worldwide cash positions; reductions in discretionary spending; and frequent evaluation of customer and business-partner credit risk.
During the first three months of 2015, the Company’s operations generated $10.5 million in operating cash flow, a decrease from the $27.5 million generated in the first three months of 2014.  In the first three months of 2015, the Company invested $31.6 million in capital expenditures, mostly for the Harsco Metals & Minerals Segment, compared with $39.8 million invested in the first three months of 2014.  Additionally, the Company paid $16.4 million in dividends to stockholders in the first three months of 2015, compared with $16.6 million in the first three months of 2014.
The Company’s net cash borrowings increased by $51.8 million in the first three months of 2015, primarily to fund capital expenditures, principally in the Harsco Metals & Minerals Segment; Treasury shares purchased under the Company's share repurchase program; and for the Protran acquisition.
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
The Company generated $6.8 million in cash flow from asset sales in the first three months of 2015 compared with $3.8 million in cash from asset sales in the first three months of 2014. Asset sales have been a normal part of the Company's business model, primarily for the Harsco Metals & Minerals Segment.
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

Resources available for cash requirements for operations and growth initiatives
In addition to utilizing cash provided by operations and cash proceeds from asset sales, the Company has bank credit facilities available throughout the world. Public markets are also accessed through discrete-term note issuance to investors. The Company also utilizes capital leases to finance the acquisition of certain equipment when appropriate, which allows the Company to minimize capital expenditures. The Company expects to continue to utilize all these sources to meet future cash requirements for operations and growth initiatives.
The following table illustrates available credit at March 31, 2015:

	March 31, 2015
(In millions)	Facility Limit	Outstanding Balance	Available Credit
Multi-year revolving credit agreement (a U.S.-based program)	$500.0	$147.0	$353.0

In March 2012, the Company entered into a Credit Agreement providing for $525.0 million of borrowing capacity through a syndicate of 14 banks.

On March 27, 2015, the Company entered into Amendment No. 3 to the Credit Agreement.  Amendment No. 3 provides for (i) $500 million of borrowing capacity, which the Company may request be increased to $550.0 million pending lenders’ agreement, through a syndicate of 11 banks; (ii) extension of the current termination date for the Credit Agreement from March 2, 2017 to June 2, 2019 upon successful completion of refinancing the Company's 2.7% notes due October 15, 2015; (iii) replacement of the existing consolidated debt to consolidated EBITDA ratio with a net debt to consolidated EBITDA ratio not to exceed 3.75 to 1.0 through March 31, 2016 and 3.5 to 1.0 thereafter; and (iv) modification to certain defined terms.  During the three months ended March 31, 2015, the Company expensed $0.6 million of previously deferred financing costs associated with the Credit Agreement for banks which did not participate in Amendment No. 3 to the Credit Agreement.
At March 31, 2015 and December 31, 2014, the Company had $147.0 million and $98.5 million, respectively, of Credit Agreement borrowings outstanding. At March 31, 2015 and December 31, 2014, all such balances were classified as long-term borrowings in the Condensed Consolidated Balance Sheets. Classification of such balances is based on the Company's ability and intent to repay such amounts over the subsequent twelve months, as well as reflects the Company's ability and intent to borrow for a period longer than a year. To the extent the Company expects to repay any amounts within the subsequent twelve months, the amounts are classified as short-term borrowings.
At March 31, 2015, the Company's 2.7% notes due October 15, 2015 are classified as long-term debt on the Condensed Consolidated Balance Sheet based on the Company's intent and ability to refinance this debt using debt capital markets and ability to refinance this debt using borrowings under the Credit Agreement.
Credit Ratings and Outlook
The following table summarizes the Company’s current debt ratings:

Rating Agency	Long-term Notes	Watch / Outlook
Standard & Poor’s (S&P)	BB	Negative Outlook
Moody’s	Ba1	Stable Outlook
Fitch	BBB-	Negative Outlook

In April 2015, S&P lowered its corporate credit and issue-level rating on the Company to BB from BB+, while maintaining a negative outlook. Any future downgrades to the Company’s credit ratings may increase borrowing costs to the Company, while an improvement in the Company’s credit ratings may decrease such costs.  However, any future downgrades in the Company’s credit ratings will not reduce availability under the Credit Agreement.

Working Capital Position
Changes in the Company’s working capital are reflected in the following table:

(Dollars in millions)	March 31 2015		December 31 2014		Increase (Decrease)
Current Assets
Cash and cash equivalents	$66.5		$62.8		$3.7
Trade accounts receivable, net	332.0		325.1		6.9
Other receivables	21.7		28.1		(6.4)
Inventories	194.6		178.9		15.7
Assets held-for-sale	1.3		1.4		—
Other current assets	85.9		87.1		(1.3)
Total current assets	702.0		683.5		18.6
Current Liabilities
Short-term borrowings and current maturities	43.5		41.9		1.6
Accounts payable	143.8		146.5		(2.7)
Accrued compensation	41.8		53.8		(12.0)
Income taxes payable	6.7		2.0		4.7
Advances on contracts	116.5		117.4		(0.9)
Due to unconsolidated affiliate	8.3		8.1		0.2
Unit adjustment liability	22.3		22.3		—
Other current liabilities	174.0		173.5		0.5
Total current liabilities	557.0		565.6		(8.5)
Working Capital	$145.0		$117.9		$27.1
Current Ratio (a)	1.3	:1	1.2	:1

(a) Calculated as Total current assets divided by Total current liabilities.
Working capital increased $27.1 million or 23.0% for the first three months of 2015 due primarily to the following factors:

•	Working capital was positively affected by an increase in Inventories of $15.7 million due primarily to the long lead times associated with orders in the Harsco Rail Segment; and

•	Working capital was positively affected by a decrease in Accrued compensation of $12.0 million due primarily to the payment of incentive compensation from 2014.

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
Cash Flow Summary
The Company’s cash flows from operating, investing and financing activities, as reflected in the Condensed Consolidated Statements of Cash Flows, are summarized in the following table:

	Three Months Ended
	March 31
(In millions)	2015	2014
Net cash provided (used) by:
Operating activities	$10.5	$27.5
Investing activities	(34.9)	(65.5)
Financing activities	21.2	28.3
Impact of exchange rate changes on cash	7.0	(0.5)
Net change in cash and cash equivalents	$3.7	$(10.2)

Cash provided by operating activities — Net cash provided by operating activities in the first three months of 2015 was $10.5 million, a decrease of $17.0 million from the first three months of 2014.  The decrease is primarily attributable to decreased customer advances and increased inventories, partially offset by the timing of accounts receivable invoicing and collections and the timing of accounts payable disbursements.
Included in the Cash flows from operating activities section of the Condensed Consolidated Statement of Cash Flows is the caption Other, net. For the three months ended March 31, 2015, this caption principally consisted of the Harsco Rail Segment foreign exchange gain, which is reflected in the Effect of exchange rate changes on cash caption.
Also included in the Cash flows from operating activities section of the Condensed Consolidated Statements of Cash Flows is the caption, Other assets and liabilities. For the three months ended March 31, 2015 and 2014, the decreases in this caption were $8.8 million and $12.7 million, respectively. A summary of the major components of this caption for the periods presented is as follows:

	Three Months Ended
	March 31
(In millions)	2015	2014
Net cash provided (used) by:
Change in net defined benefit pension liabilities	$(15.0)	$(15.8)
Change in prepaid expenses	0.4	(1.0)
Change in accrued taxes	6.7	(1.9)
Other	(0.9)	6.0
Total	$(8.8)	$(12.7)
Cash used by investing activities — Net cash used in investing activities in the first three months of 2015 was $34.9 million, a decrease of $30.6 million from the first three months of 2014.  The net decrease was primarily due to a net decrease in the level of business acquisitions; the acquisition of Protran in the Harsco Rail Segment in the first three months of 2015 compared with the acquisition of Hammco in the Harsco Industrial Segment in the first three months of 2014; and to a lower level of capital expenditures, primarily in the Harsco Metals & Minerals Segment.
Cash provided by financing activities — Net cash provided by financing activities in the first three months of 2015 was $21.2 million, a decrease of $7.1 million from the first three months of 2014.  The change was primarily due to an increase in the Treasury shares purchased under the Company's share repurchase program, partially offset by an increase in year-over-year net cash borrowings.
Debt Covenants
The Company's Credit Agreement contains covenants that provide for a maximum total net debt to consolidated EBITDA ratio not to exceed 3.75 to 1.0, limit the proportion of subsidiary consolidated indebtedness to a maximum of 10% of consolidated tangible assets and require a minimum total consolidated EBITDA to consolidated interest charges ratio of 3.0 to 1.0. The Company’s 5.75% and 2.70% notes include covenants that require the Company to offer to repurchase the notes at 101% of par in the event of a change of control of the Company or disposition of substantially all of the Company’s assets in combination with a downgrade in the Company’s credit rating to non-investment grade.  At March 31, 2015, the Company was in compliance with these covenants as the total net debt to consolidated EBITDA ratio was 2.6 to 1.0, the proportion of subsidiary consolidated indebtedness to consolidated tangible assets was 1.1% and total consolidated EBITDA to consolidated interest charges was 6.9 to 1.0. Based on balances at March 31, 2015, the Company could increase borrowings by $370.2 million and still be in compliance with these debt covenants.  Alternatively, keeping all other factors constant, the Company's EBITDA could decrease by $98.7 million and the Company would still be within these debt covenants. The Company expects to continue to be in compliance with these debt covenants for at least the next twelve months.

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

At March 31, 2015, the Company's consolidated cash and cash equivalents included $63.5 million held by non-U.S. subsidiaries. At March 31, 2015, less than 10% of the Company's consolidated cash and cash equivalents had regulatory restrictions that would preclude the transfer of funds with and among subsidiaries. The cash and cash equivalents held by non-U.S. subsidiaries also included $21.3 million held in consolidated strategic ventures. The strategic venture agreements may require strategic venture partner approval to transfer funds with and among subsidiaries. While the Company's remaining non-U.S. cash and cash equivalents can be transferred with and among subsidiaries, the majority of these non-U.S. cash balances will be used to support the ongoing working capital needs and continued growth of the Company's non-U.S. operations.
The Company currently expects to continue paying dividends to stockholders.  In April 2015, the Company declared its 261th consecutive quarterly cash dividend, payable in August 2015.
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

Recently Adopted and Recently Issued Accounting Standards

Information on recently adopted and recently issued accounting standards is included in Note 3, Recently Adopted and Recently Issued Accounting Standards, in Part I, Item 1, Financial Statements.

ITEM 3     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risks have not changed significantly from those disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

ITEM 4.        CONTROLS AND PROCEDURES

Based on the evaluation required by Securities Exchange Act Rules 13a-15(b) and 15d-15(b), the Company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of disclosure controls and procedures, as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e), at March 31, 2015.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective at March 31, 2015.  There have been no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting during the first quarter of 2015.

PART II — OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS
Information on legal proceedings is included in Note 12, Commitments and Contingencies, in Part I, Item 1, Financial Statements.

ITEM 1A.     RISK FACTORS
The Company's risk factors as of March 31, 2015 have not changed materially from those described in Part 1, Item 1A, “Risk Factors,” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (a)
January 1, 2015 - January 31, 2015	596,632	$17.13	—	1,253,368
February 1, 2015 - February 28, 2015	—	—	—	—
March 1, 2015 - March 31, 2015	—	—	—	—
Total	596,632	$17.13	—
(a) The Company's share repurchase program expired on January 31, 2015.

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

HARSCO CORPORATION
(Registrant)

DATE	May 7, 2015	/s/ PETER F. MINAN
Peter F. Minan
Chief Financial Officer
(Principal Financial Officer)

DATE	May 7, 2015	/s/ CHRISTOPHER J. STUMP
Christopher J. Stump
Corporate Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
3.1	Certificate of Amendment to the Restated Certificate of Incorporation, dated April 29, 2015.
10.1	Form of Performance Share Units Agreement (effective for grants on or after April 28, 2015).
10.2	Form of Restricted Stock Units Agreement (effective for grants on or after April 28, 2015).
10.3	Form of Stock Appreciation Rights Agreement (effective for grants on or after April 28, 2015).
10.4
Amendment No. 3, dated as of March 27, 2015, to the Amended and Restated Five-Year Credit Agreement among Harsco Corporation, as Borrower, the Lenders party thereto and Citibank, N.A., as Administrative Agent (incorporated by reference to the Company's Current Report on Form 8-K dated March 27, 2015, Commission File Number 001-03970).

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
101
The following financial statements from Harsco Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, filed with the Securities and Exchange Commission on May 7, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iv) the Condensed Consolidated Statements of Cash Flows; (v) the Condensed Consolidated Statements of Equity; and (vi) the Notes to Condensed Consolidated Financial Statements.