Form 10-Q
period 2015-06-30
HARSCO CORP
filed 2015-08-05
CIK 45876

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2015
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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐  NO ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2015
Common stock, par value $1.25 per share	80,093,923

HARSCO CORPORATION
FORM 10-Q

PART I — FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS
HARSCO CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands)	June 30 2015	December 31 2014
ASSETS
Current assets:
Cash and cash equivalents	$67,148	$62,843
Trade accounts receivable, net	329,467	325,104
Other receivables	22,167	28,145
Inventories	208,043	178,922
Other current assets	82,603	88,465
Total current assets	709,428	683,479
Investments	262,689	288,505
Property, plant and equipment, net	626,616	663,244
Goodwill	412,998	416,155
Intangible assets, net	57,868	58,524
Other assets	186,707	159,320
Total assets	$2,256,306	$2,269,227
LIABILITIES
Current liabilities:
Short-term borrowings	$12,352	$16,748
Current maturities of long-term debt	21,585	25,188
Accounts payable	152,034	146,506
Accrued compensation	44,572	53,780
Income taxes payable	3,127	1,985
Dividends payable	16,419	16,535
Insurance liabilities	11,976	12,415
Advances on contracts	119,473	117,398
Due to unconsolidated affiliate	8,929	8,142
Unit adjustment liability	22,320	22,320
Other current liabilities	136,696	144,543
Total current liabilities	549,483	565,560
Long-term debt	909,235	829,709
Deferred income taxes	10,467	6,379
Insurance liabilities	31,605	35,470
Retirement plan liabilities	322,143	350,889
Due to unconsolidated affiliate	20,773	20,169
Unit adjustment liability	64,692	71,442
Other liabilities	36,450	37,699
Total liabilities	1,944,848	1,917,317
COMMITMENTS AND CONTINGENCIES
HARSCO CORPORATION STOCKHOLDERS’ EQUITY
Preferred stock	—	—
Common stock	140,502	140,444
Additional paid-in capital	167,824	165,666
Accumulated other comprehensive loss	(554,875)	(532,256)
Retained earnings	1,272,591	1,283,549
Treasury stock	(760,294)	(749,815)
Total Harsco Corporation stockholders’ equity	265,748	307,588
Noncontrolling interests	45,710	44,322
Total equity	311,458	351,910
Total liabilities and equity	$2,256,306	$2,269,227

See accompanying notes to unaudited condensed consolidated financial statements.

HARSCO CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
(In thousands, except per share amounts)	2015	2014	2015	2014
Revenues from continuing operations:
Service revenues	$292,209	$361,966	$579,637	$712,760
Product revenues	163,538	173,378	327,689	335,067
Total revenues	455,747	535,344	907,326	1,047,827
Costs and expenses from continuing operations:
Cost of services sold	243,838	296,532	489,699	590,840
Cost of products sold	116,561	120,657	231,782	236,123
Selling, general and administrative expenses	58,463	77,969	122,365	144,763
Research and development expenses	1,514	1,058	2,433	3,721
Loss on disposal of the Harsco Infrastructure Segment and transaction costs	—	2,918	—	4,599
Other (income) expenses	(358)	27,516	(13,563)	26,860
Total costs and expenses	420,018	526,650	832,716	1,006,906
Operating income from continuing operations	35,729	8,694	74,610	40,921
Interest income	431	410	687	707
Interest expense	(11,818)	(11,958)	(23,702)	(23,379)
Change in fair value to the unit adjustment liability	(2,164)	(2,473)	(4,409)	(5,019)
Income (loss) from continuing operations before income taxes and equity loss	22,178	(5,327)	47,186	13,230
Income tax expense	(7,105)	(4,843)	(19,960)	(10,154)
Equity in loss of unconsolidated entities, net	(7,584)	(3,518)	(3,501)	(4,748)
Income (loss) from continuing operations	7,489	(13,688)	23,725	(1,672)
Discontinued operations:
Income (loss) on disposal of discontinued business	434	1,732	(212)	1,092
Income tax (expense) benefit related to discontinued business	(161)	(642)	78	(405)
Income (loss) from discontinued operations	273	1,090	(134)	687
Net income (loss)	7,762	(12,598)	23,591	(985)
Less: Net income attributable to noncontrolling interests	(1,187)	(14)	(1,752)	(1,416)
Net income (loss) attributable to Harsco Corporation	$6,575	$(12,612)	$21,839	$(2,401)
Amounts attributable to Harsco Corporation common stockholders:
Income (loss) from continuing operations, net of tax	$6,302	$(13,702)	$21,973	$(3,088)
Income (loss) from discontinued operations, net of tax	273	1,090	(134)	687
Net income (loss) attributable to Harsco Corporation common stockholders	$6,575	$(12,612)	$21,839	$(2,401)

Weighted-average shares of common stock outstanding	80,221	80,885	80,230	80,850
Basic earnings (loss) per common share attributable to Harsco Corporation common stockholders:
Continuing operations	$0.08	$(0.17)	$0.27	$(0.04)
Discontinued operations	—	0.01	—	0.01
Basic earnings (loss) per share attributable to Harsco Corporation common stockholders	$0.08	$(0.16)	$0.27	$(0.03)

Diluted weighted-average shares of common stock outstanding	80,418	80,885	80,385	80,850
Diluted earnings (loss) per common share attributable to Harsco Corporation common stockholders:
Continuing operations	$0.08	$(0.17)	$0.27	$(0.04)
Discontinued operations	—	0.01	—	0.01
Diluted earnings (loss) per share attributable to Harsco Corporation common stockholders	$0.08	$(0.16)	$0.27	$(0.03)

Cash dividends declared per common share	$0.205	$0.205	$0.41	$0.41

See accompanying notes to unaudited condensed consolidated financial statements.

HARSCO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)

	Three Months Ended
	June 30
(In thousands)	2015	2014
Net income (loss)	$7,762	$(12,598)
Other comprehensive income (loss):
Foreign currency translation adjustments, net of deferred income taxes of $4,542 and $(359) in 2015 and 2014, respectively	(8,975)	3,017
Net gain (loss) on cash flow hedging instruments, net of deferred income taxes of $984 and $282 in 2015 and 2014, respectively	(1,693)	2,096
Pension liability adjustments, net of deferred income taxes of $2,131 and $333 in 2015 and 2014, respectively	(17,077)	(3,005)
Unrealized gain on marketable securities, net of deferred income taxes of $(1) and $(5) in 2015 and 2014, respectively	4	9
Total other comprehensive income (loss)	(27,741)	2,117
Total comprehensive loss	(19,979)	(10,481)
Less: Comprehensive (income) loss attributable to noncontrolling interests	(846)	100
Comprehensive loss attributable to Harsco Corporation	$(20,825)	$(10,381)

	Six Months Ended
	June 30
(In thousands)	2015	2014
Net income (loss)	$23,591	$(985)
Other comprehensive income (loss):
Foreign currency translation adjustments, net of deferred income taxes of $2,892 and $(460) in 2015 and 2014, respectively	(37,817)	1,747
Net gain (loss) on cash flow hedging instruments, net of deferred income taxes of $(538) and $668 in 2015 and 2014, respectively	5,881	(1,867)
Pension liability adjustments, net of deferred income taxes of $(960) and $(73) in 2015 and 2014, respectively	8,216	676
Unrealized gain (loss) on marketable securities, net of deferred income taxes of $3 and $(2) in 2015 and 2014, respectively	(4)	4
Total other comprehensive income (loss)	(23,724)	560
Total comprehensive loss	(133)	(425)
Less: Comprehensive income attributable to noncontrolling interests	(647)	(1,002)
Comprehensive loss attributable to Harsco Corporation	$(780)	$(1,427)

See accompanying notes to unaudited condensed consolidated financial statements.

HARSCO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
	June 30
(In thousands)	2015	2014
Cash flows from operating activities:
Net income (loss)	$23,591	$(985)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	73,507	84,333
Amortization	6,073	6,046
Change in fair value to the unit adjustment liability	4,409	5,019
Deferred income tax expense	2,133	2,862
Equity in loss of unconsolidated entities, net	3,501	4,748
Loss on disposal of Harsco Infrastructure Segment	—	2,911
Other, net	(17,473)	16,926
Changes in assets and liabilities:
Accounts receivable	(10,698)	(31,496)
Inventories	(31,192)	(12,972)
Accounts payable	11,437	(7,172)
Accrued interest payable	(163)	704
Accrued compensation	(6,870)	2,072
Advances on contracts	8,246	32,870
Harsco 2011/2012 Restructuring Program accrual	(101)	(2,198)
Other assets and liabilities	(21,182)	(28,338)
Net cash provided by operating activities	45,218	75,330

Cash flows from investing activities:
Purchases of property, plant and equipment	(63,246)	(82,496)
Proceeds from the Infrastructure Transaction	—	15,699
Proceeds from sales of assets	13,351	6,120
Purchases of businesses, net of cash acquired	(7,757)	(26,046)
Payment of unit adjustment liability	(11,160)	(11,160)
Other investing activities, net	(4,783)	(1,926)
Net cash used by investing activities	(73,595)	(99,809)

Cash flows from financing activities:
Short-term borrowings, net	(3,046)	(1,570)
Current maturities and long-term debt:
Additions	92,980	108,431
Reductions	(16,152)	(62,595)
Cash dividends paid on common stock	(32,891)	(33,146)
Dividends paid to noncontrolling interests	(1,559)	(1,586)
Common stock acquired for treasury	(12,143)	—
Other financing activities, net	(2,192)	(2)
Net cash provided by financing activities	24,997	9,532

Effect of exchange rate changes on cash	7,685	(1,191)
Net increase (decrease) in cash and cash equivalents	4,305	(16,138)
Cash and cash equivalents at beginning of period	62,843	93,605
Cash and cash equivalents at end of period	$67,148	$77,467

See accompanying notes to unaudited condensed consolidated financial statements.

HARSCO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (Unaudited)

	Harsco Corporation Stockholders’ Equity
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests
(In thousands, except share and per share amounts)	Issued	Treasury					Total
Balances, January 1, 2014	$140,248	$(746,237)	$159,025	$1,372,041	$(370,615)	$43,093	$597,555
Net income (loss)				(2,401)		1,416	(985)
Cash dividends declared:
Common @ $0.41 per share				(33,174)			(33,174)
Noncontrolling interests						(1,719)	(1,719)
Total other comprehensive income (loss), net of deferred income taxes of $133					974	(414)	560
Contributions from noncontrolling interests						1,560	1,560
Noncontrolling interests transferred in the Infrastructure Transaction						(905)	(905)
Vesting of restricted stock units and other stock grants, net 124,532 shares	187	(693)	1,933				1,427
Amortization of unearned portion of stock-based compensation, net of forfeitures			2,321				2,321
Balances, June 30, 2014	$140,435	$(746,930)	$163,279	$1,336,466	$(369,641)	$43,031	$566,640

	Harsco Corporation Stockholders’ Equity
(In thousands, except share and per share amounts)	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests
	Issued	Treasury					Total
Balances, January 1, 2015	$140,444	$(749,815)	$165,666	$1,283,549	$(532,256)	$44,322	$351,910
Net income				21,839		1,752	23,591
Cash dividends declared:
Common @ $0.41 per share				(32,797)			(32,797)
Noncontrolling interests						(1,559)	(1,559)
Total other comprehensive loss, net of deferred income taxes of $1,397					(22,619)	(1,105)	(23,724)
Contributions from noncontrolling interests						2,100	2,100
Sale of investment in consolidated subsidiary						200	200
Vesting of restricted stock units and other stock grants, net 30,705 shares	58	(259)	(97)				(298)
Treasury shares repurchased, 596,632 shares		(10,220)					(10,220)
Amortization of unearned portion of stock-based compensation, net of forfeitures			2,255				2,255
Balances, June 30, 2015	$140,502	$(760,294)	$167,824	$1,272,591	$(554,875)	$45,710	$311,458

See accompanying notes to unaudited condensed consolidated financial statements.

HARSCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.     Basis of Presentation
Harsco Corporation (the “Company”) has prepared these unaudited condensed consolidated financial statements based on Securities and Exchange Commission rules that permit reduced disclosure for interim periods.  In the opinion of management, all adjustments (all of which are of a normal recurring nature) that are necessary for a fair presentation are reflected in the unaudited condensed consolidated financial statements.  The December 31, 2014 Condensed Consolidated Balance Sheet information contained in this Quarterly Report on Form 10-Q was derived from the 2014 audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for an annual report.  The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements, including the notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, as revised in the Company's Current Report on Form 8-K filed on June 1, 2015.
Operating results and cash flows for the three and six months ended June 30, 2015 are not indicative of the results that may be expected for the year ending December 31, 2015.

2.     Revised Financial Statements

During the first quarter of 2015, the Company identified an error that would have had the net effect of decreasing after-tax income by $7.5 million, related to an unasserted multiemployer pension plan withdrawal liability that should have been recorded by the Company in the fourth quarter of 2012. The Company became aware of the potential withdrawal liability during the first quarter of 2015 and followed the Company's standard procedure of engaging outside experts to determine the amount of potential liability. Based on these procedures, the Company determined it had triggered a partial withdrawal during the fourth quarter of 2012 due to a decrease in hours worked by the Company's employees who participate in the plan and that such amount should have been accrued in that period. The Company assessed the individual and aggregate impact of this error on the current year and all prior periods and determined that the cumulative effect of this error was material to both the first quarter and expected full-year 2015 results, but did not result in a material misstatement to any previously issued annual or quarterly financial statements. Accordingly, the Company is revising the relevant financial statements for all applicable periods and will revise additional financial statements as they appear in future filings.

In connection with the revision, the Company additionally corrected all previously disclosed immaterial out-of-period adjustments, including tax adjustments. The impact of revising the Company’s Condensed Consolidated Balance Sheets, Condensed Statements of Operations and Condensed Consolidated Statements of Cash Flows for all periods presented are as follows:

	December 31, 2014
(In thousands)	As Previously Reported	Revision	As Revised
ASSETS
Inventories	$177,265	$1,657	$178,922
Total current assets	681,822	1,657	683,479
Other assets	155,551	3,769	159,320
Total assets	2,263,801	5,426	2,269,227

LIABILITIES
Other liabilities	$25,849	$11,850	$37,699
Total liabilities	1,905,467	11,850	1,917,317

HARSCO CORPORATION STOCKHOLDERS’ EQUITY
Accumulated other comprehensive loss	$(532,491)	$235	$(532,256)
Retained earnings	1,290,208	(6,659)	1,283,549
Total Harsco Corporation stockholders’ equity	314,012	(6,424)	307,588
Total equity	358,334	(6,424)	351,910
Total liabilities and equity	2,263,801	5,426	2,269,227

	Three Months Ended
	June 30, 2014
(In thousands, except per share amounts)	As Previously Reported	Revision	As Revised
Revenues from continuing operations:
Service revenues	$361,199	$767	$361,966
Total revenues	534,577	767	535,344

Costs and expenses from continuing operations:
Cost of services sold	$296,801	$(269)	$296,532
Research and development expenses	1,983	(925)	1,058
Loss on disposal of the Harsco Infrastructure Segment and transaction costs	3,415	(497)	2,918
Total costs and expenses	528,341	(1,691)	526,650

Operating income from continuing operations	$6,236	$2,458	$8,694
Loss from continuing operations before income taxes and equity loss	(7,785)	2,458	(5,327)
Income tax expense	(4,258)	(585)	(4,843)
Equity in loss of unconsolidated entities, net	(3,008)	(510)	(3,518)
Loss from continuing operations	(15,051)	1,363	(13,688)
Net loss	(13,961)	1,363	(12,598)
Net loss attributable to Harsco Corporation	(13,975)	1,363	(12,612)

Amounts attributable to Harsco Corporation common stockholders:
Loss from continuing operations, net of tax	$(15,065)	$1,363	$(13,702)
Net loss attributable to Harsco Corporation common stockholders	(13,975)	1,363	(12,612)

Basic loss per common share attributable to Harsco Corporation common stockholders:
Continuing operations	$(0.19)	$0.02	$(0.17)
Basic loss per share attributable to Harsco Corporation common stockholders	(0.17)	0.01	(0.16)

Diluted loss per common share attributable to Harsco Corporation common stockholders:
Continuing operations	$(0.19)	$0.02	$(0.17)
Diluted loss per share attributable to Harsco Corporation common stockholders	(0.17)	0.01	(0.16)

	Six Months Ended
	June 30, 2014
(In thousands, except per share amounts)	As Previously Reported	Revision	As Revised
Revenues from continuing operations:
Service revenues	$712,209	$551	$712,760
Total revenues	1,047,276	551	1,047,827

Costs and expenses from continuing operations:
Cost of services sold	$590,800	$40	$590,840
Research and development expenses	4,602	(881)	3,721
Loss on disposal of the Harsco Infrastructure Segment and transaction costs	5,553	(954)	4,599
Total costs and expenses	1,008,701	(1,795)	1,006,906

Operating income from continuing operations	$38,575	$2,346	$40,921
Income from continuing operations before income taxes and equity loss	10,884	2,346	13,230
Income tax expense	(8,753)	(1,401)	(10,154)
Equity in loss of unconsolidated entities, net	(4,238)	(510)	(4,748)
Loss from continuing operations	(2,107)	435	(1,672)
Net loss	(1,420)	435	(985)
Net loss attributable to Harsco Corporation	(2,836)	435	(2,401)

Amounts attributable to Harsco Corporation common stockholders:
Loss from continuing operations, net of tax	$(3,523)	$435	$(3,088)
Net loss attributable to Harsco Corporation common stockholders	(2,836)	435	(2,401)

Basic loss per common share attributable to Harsco Corporation common stockholders:
Basic loss per share attributable to Harsco Corporation common stockholders	(0.04)	0.01	(0.03)

Diluted earnings per common share attributable to Harsco Corporation common stockholders:
Diluted loss per share attributable to Harsco Corporation common stockholders	(0.04)	0.01	(0.03)

	Six Months Ended
	June 30, 2014
(In thousands)	As Previously Reported	Revision	As Revised
Net cash provided (used) by:
Operating activities	$74,449	$881	$75,330
Investing activities	(98,928)	(881)	(99,809)

As of June 30, 2015, the cumulative impact of this revision was a $6.7 million reduction in retained earnings. The diluted loss per share from continuing operations decrease for the year ended December 31, 2014 was $0.03. The diluted loss per share from continuing operations increase for the years ended December 31, 2013 and 2012 was $0.06 for both periods. The notes to the condensed consolidated financial statements for the three and six months ended June 30, 2015 have been revised, as applicable.

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
The following accounting standards have been issued and become effective for the Company at a future date:
In May 2014, the FASB issued changes related to the recognition of revenue from contracts with customers. The changes clarify the principles for recognizing revenue and develop a common revenue standard. The core principle of the changes is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The changes also require additional disclosures related to revenue recognition. In July 2015, the FASB deferred the effective date of these changes by one year, but will permit entities to adopt one year earlier. The changes become effective for the Company on January 1, 2018. Management is currently evaluating these changes.
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
In April 2015, the FASB issued changes related to simplifying the presentation of debt issuance costs. The amendment requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct reduction from the carrying amount of that debt liability. The changes become effective for the Company on January 1, 2016. Management has determined that these changes will not have a material impact on the Company's condensed consolidated financial statements.
In April 2015, the FASB issued changes related to the determination of whether a cloud computing arrangement includes a software license. If a cloud computing arrangement is determined to include a software license, then the customer accounts for the software license element consistent with the acquisition of other software licenses. If the arrangement is determined not to contain a software license, the customer should account for the arrangement as a service contract. The changes become effective for the Company on January 1, 2016. Management has determined that these changes will not have a material impact on the Company's condensed consolidated financial statements.

4.    Acquisitions

Acquisitions
In March 2015, the Company acquired Protran Technology ("Protran"), a U.S. designer and producer of safety systems for transportation and industrial applications; and in April 2015, the Company acquired JK Rail Products, LLC ("JK Rail"), a provider of after-market parts for railroad track maintenance. Protran and JK Rail have been included in the results of the Harsco Rail Segment. Inclusion of pro forma financial information for these transactions is not necessary as the acquisitions are immaterial. The purchase price allocations are not yet final for Protran and JK Rail.

5.    Accounts Receivable and Inventories
Accounts receivable consist of the following:

(In thousands)	June 30 2015	December 31 2014
Trade accounts receivable	$344,470	$340,223
Less: Allowance for doubtful accounts	(15,003)	(15,119)
Trade accounts receivable, net	$329,467	$325,104

Other receivables (a)	$22,167	$28,145
(a) Other receivables include insurance claim receivables, employee receivables, tax claim receivables, receivables from affiliates and other miscellaneous receivables not included in Trade accounts receivable, net.
The provision for doubtful accounts related to trade accounts receivable was as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
(In thousands)	2015	2014	2015	2014
Provision for doubtful accounts related to trade accounts receivable	$414	$7,364	$610	$7,345
The decrease in the Provision for doubtful accounts related to trade accounts receivable for both the three and six months ended June 30, 2015 relates to reserves taken in 2014 for two European customers in the Harsco Metals & Minerals Segment.
Inventories consist of the following:

(In thousands)	June 30 2015	December 31 2014
Finished goods	$36,181	$30,525
Work-in-process	59,047	28,690
Raw materials and purchased parts	80,671	87,985
Stores and supplies	32,144	31,722
Inventories	$208,043	$178,922

6. Equity Method Investments

In November 2013, the Company consummated the previously announced transaction to sell the Company's Harsco Infrastructure Segment into a strategic venture with Clayton, Dubilier & Rice ("CD&R") as part of a transaction that combined the Harsco Infrastructure Segment with Brand Energy & Infrastructure Services, Inc., which CD&R simultaneously acquired (the "Infrastructure Transaction"). As a result of the Infrastructure Transaction, the Company owns an approximate 29% equity interest in Brand Energy & Infrastructure Services Inc. and Subsidiaries ("Brand" or the "Infrastructure strategic venture") at both June 30, 2015 and December 31, 2014.

The book value of the Company's equity method investment in Brand at June 30, 2015 and December 31, 2014 was $259.9 million and $285.7 million, respectively. The Company records the Company's proportionate share of Brand's net income or loss one quarter in arrears. Brand's results of operations for the three months ended March 31, 2015 and 2014 and the six months ended March 31, 2015 and the period from November 27, 2013 through March 31, 2014, are summarized as follows:

(In thousands)	Three Months Ended March 31 2015	Three Months Ended March 31 2014	Six Months Ended March 31 2015	Period From November 27 2013 Through March 31 2014
Summarized Statement of Operations Information of Brand:
Net revenues	$677,527	$741,763	$1,481,726	$977,857
Gross profit	134,705	151,862	331,946	200,694
Net loss attributable to Brand Energy & Infrastructure Services, Inc. and Subsidiaries	(26,418)	(13,272)	(12,201)	(17,513)

Harsco's equity in loss of Brand	(7,584)	(3,518)	(3,501)	(4,748)

The Company is required to make a quarterly payment to the Company's partner in the Infrastructure strategic venture, either (at the Company's election) (i) in cash, with total payments to equal approximately $22 million per year on a pre-tax basis (approximately $15 million per year after-tax), or (ii) in kind, through the transfer of approximately 2.5% of the Company's ownership interest in the Infrastructure strategic venture on an annual basis (the "unit adjustment liability"). The resulting liability is reflected in the caption, Unit adjustment liability, on the Company's Condensed Consolidated Balance Sheets. The Company will recognize the change in fair value to the unit adjustment liability each period until the Company is no longer required to make these payments or chooses not to make these payments. The change in fair value to the unit adjustment liability is a non-cash expense. For the three and six months ended June 30, 2015, the Company recognized $2.2 million and $4.4 million, respectively, of change in fair value to the unit adjustment liability, compared to $2.5 million and $5.0 million for the three and six months ended June 30, 2014, respectively.

The Condensed Consolidated Balance Sheets as of June 30, 2015 and December 31, 2014 include balances related to the unit adjustment liability of $87.0 million and $93.8 million, respectively, in the current and non-current captions, Unit adjustment liability. A reconciliation of beginning and ending balances related to the unit adjustment liability is included in Note 14, Derivative Instruments, Hedging Activities and Fair Value.

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

Balances related to transactions between the Company and Brand are as follows:

(In thousands)	June 30 2015	December 31 2014
Balances due from Brand	$2,940	$1,860
Balances due to Brand	29,702	28,311

These balances between the Company and Brand relate primarily to the funding of certain transferred defined benefit pension plan obligations through 2018. There is not expected to be any significant level of revenue or expense between the Company and Brand on an ongoing basis once all aspects of the Infrastructure Transaction have been finalized.

7.     Property, Plant and Equipment
Property, plant and equipment consists of the following:

(In thousands)	June 30 2015	December 31 2014
Land	$13,742	$15,721
Land improvements	15,751	15,898
Buildings and improvements	208,164	205,409
Machinery and equipment	1,804,315	1,861,965
Construction in progress	65,019	87,414
Gross property, plant and equipment	2,106,991	2,186,407
Less: Accumulated depreciation	(1,480,375)	(1,523,163)
Property, plant and equipment, net	$626,616	$663,244

8.     Goodwill and Other Intangible Assets
The following table reflects the changes in carrying amounts of goodwill by segment for the six months ended June 30, 2015:

(In thousands)	Harsco Metals & Minerals Segment	Harsco Industrial Segment	Harsco Rail Segment	Consolidated Totals
Balance at December 31, 2014	$400,006	$6,839	$9,310	$416,155
Changes to goodwill (a)	(493)	—	3,350	2,857
Foreign currency translation	(6,014)	—	—	(6,014)
Balance at June 30, 2015	$393,499	$6,839	$12,660	$412,998
(a) Changes to goodwill in the Harsco Rail Segment relate to the acquisitions of Protran and JK Rail. See Note 4, Acquisitions and Dispositions. In addition, the change to goodwill in the Harsco Metals & Minerals Segment relates to the allocation of goodwill associated with the sale of the Company's Pakistan-based chromium operations.
The Company’s 2014 annual goodwill impairment testing did not result in any impairment of the Company’s goodwill. The fair value of the Harsco Metals & Minerals Segment exceeded the carrying value by approximately 10%.  The Company tests for goodwill impairment annually or more frequently if indicators of impairment exist or if a decision is made to dispose of a business.  The Company performs the annual goodwill impairment test as of October 1 and monitors for triggering events on an ongoing basis.  The Company determined that, as of June 30, 2015, no interim goodwill impairment testing was necessary.  There can be no assurance that the Company’s annual goodwill impairment testing will not result in a charge to earnings. Should the Company’s analysis continue to indicate degradation in the overall markets served by the Harsco Metals & Minerals Segment, impairment losses for associated assets could be required. Any impairment could result in the write-down of the carrying value of goodwill to its implied fair value.
Intangible assets included in the captions, Other current assets and Intangible assets, net, on the Condensed Consolidated Balance Sheets consist of the following:

	June 30, 2015		December 31, 2014
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer related	$157,864	$112,747	$157,530	$112,211
Non-compete agreements	1,097	1,043	1,107	1,039
Patents	6,957	5,533	6,079	5,399
Technology related	26,142	22,261	26,548	21,233
Trade names	8,317	3,963	7,745	3,733
Other	7,597	4,394	7,420	4,290
Total	$207,974	$149,941	$206,429	$147,905

Amortization expense for intangible assets was as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
(In thousands)	2015	2014	2015	2014
Amortization expense for intangible assets	$2,179	$2,593	$4,316	$5,146

The estimated amortization expense for the next five fiscal years based on current intangible assets is as follows:

(In thousands)	2015	2016	2017	2018	2019
Estimated amortization expense (b)	$8,750	$8,250	$5,500	$5,250	$5,250
(b) These estimated amortization expense amounts do not reflect the potential effect of future foreign currency exchange fluctuations.

9.     Debt and Credit Agreements

In March 2012, the Company entered into an Amended and Restated Five Year Credit Agreement (the "Credit Agreement") providing for $525 million of borrowing capacity through a syndicate of 14 banks.

On March 27, 2015, the Company entered into Amendment No. 3 ("Amendment No. 3") to the Credit Agreement.  Amendment No. 3 provides for (i) $500 million of borrowing capacity, which the Company may request be increased to $550 million pending lenders’ agreement, through a syndicate of 11 banks; (ii) extension of the current termination date for the Credit Agreement from March 2, 2017 to June 2, 2019 upon successful completion of refinancing the Company's 2.7% notes due October 15, 2015; (iii) replacement of the existing consolidated debt to consolidated earnings before interest, taxes, depreciation and amortization ("EBITDA") ratio with a net debt to consolidated EBITDA ratio not to exceed 3.75 to 1.0 through March 31, 2016 and 3.5 to 1.0 thereafter; and (iv) modification to certain defined terms.  During the three months ended March 31, 2015, the Company expensed $0.6 million of previously deferred financing costs associated with the Credit Agreement for banks which did not participate in Amendment No. 3 to the Credit Agreement.
At June 30, 2015 and December 31, 2014, the Company had $183.0 million and $98.5 million, respectively, of Credit Agreement borrowings outstanding. At June 30, 2015 and December 31, 2014, all such balances were classified as long-term borrowings in the Condensed Consolidated Balance Sheets. Classification of such balances is based on the Company's ability and intent to repay such amounts over the subsequent twelve months, as well as reflects the Company's ability and intent to borrow for a period longer than a year. To the extent the Company expects to repay any amounts within the subsequent twelve months, the amounts are classified as short-term borrowings.
At June 30, 2015, the Company's 2.7% notes due October 15, 2015 are classified as long-term debt on the Condensed Consolidated Balance Sheet based on the Company's intent and ability to refinance this debt on a long-term basis.

10.  Employee Benefit Plans

	Three Months Ended
	June 30
Defined Benefit Pension Plans Net Periodic Pension Cost	U. S. Plans		International Plans
(In thousands)	2015	2014	2015	2014
Service cost	$722	$558	$453	$411
Interest cost	3,089	3,217	9,140	11,012
Expected return on plan assets	(4,203)	(4,196)	(12,611)	(12,708)
Recognized prior service costs	20	22	48	47
Recognized loss	1,230	838	4,223	3,583
Settlement/curtailment losses	—	—	—	56
Defined benefit pension plans net periodic pension cost	$858	$439	$1,253	$2,401

	Six Months Ended
	June 30
Defined Benefit Pension Plans Net Periodic Pension Cost	U. S. Plans		International Plans
(In thousands)	2015	2014	2015	2014
Service costs	$1,444	$1,116	$892	$818
Interest cost	6,179	6,434	18,329	21,924
Expected return on plan assets	(8,406)	(8,392)	(25,285)	(25,296)
Recognized prior service costs	40	44	97	93
Recognized loss	2,459	1,676	8,457	7,136
Settlement/curtailment losses	—	—	—	56
Defined benefit pension plans net periodic pension cost	$1,716	$878	$2,490	$4,731

	Three Months Ended		Six Months Ended
Company Contributions	June 30		June 30
(In thousands)	2015	2014	2015	2014
Defined benefit pension plans:
United States	$592	$582	$1,274	$1,148
International	4,165	4,316	20,231	21,737
Multiemployer pension plans	741	966	1,306	1,667
Defined contribution pension plans	2,817	2,930	6,265	6,999
The Company's estimate of expected contributions to be paid during the remainder of 2015 for the U.S. and international defined benefit plans are $1.2 million and $9.1 million, respectively.

11.     Income Taxes

The income tax expense related to continuing operations for the three and six months ended June 30, 2015 was $7.1 million and $20.0 million, respectively, compared with $4.8 million and $10.2 million for the three and six months ended June 30, 2014, respectively.

An income tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, based on technical merits, including resolutions of any related appeals or litigation processes. The unrecognized income tax benefit at June 30, 2015 was $15.3 million, including interest and penalties.  Within the next twelve months, it is reasonably possible that up to $1.5 million of unrecognized income tax benefits will be recognized upon settlement of tax examinations and the expiration of various statutes of limitations.

12.   Commitments and Contingencies

Environmental
The Company is involved in a number of environmental remediation investigations and cleanups and, along with other companies, has been identified as a “potentially responsible party” for certain waste disposal sites.  While each of these matters is subject to various uncertainties, it is probable that the Company will agree to make payments toward funding certain of these activities and it is possible that some of these matters will be decided unfavorably to the Company.  The Company has evaluated its potential liability, and its financial exposure is dependent upon such factors as the continuing evolution of environmental laws and regulatory requirements, the availability and application of technology, the allocation of cost among potentially responsible parties, the years of remedial activity required and the remediation methods selected.  The Condensed Consolidated Balance Sheets at both June 30, 2015 and December 31, 2014 include accruals in Other current liabilities of $1.2 million for environmental matters.  The amounts charged against pre-tax income related to environmental matters total $0.3 million and $0.6 million for the three and six months ended June 30, 2015, respectively. The amounts charged against pre-tax income related to environmental matters totaled $0.7 million and $1.3 million for the three and six months ended June 30, 2014, respectively.

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

In October 2009, the Company received notification of the SPRA’s final administrative decision regarding the levying of ICMS in the State of São Paulo in relation to services provided to a customer in the State between January 2004 and May 2005.  As of June 30, 2015, the principal amount of the tax assessment from the SPRA with regard to this case was approximately $2 million, with penalty, interest and fees assessed to date increasing such amount by an additional $22 million.  Any change in the aggregate amount since the Company’s last Annual Report on Form 10-K for the year ended December 31, 2014, as revised on Form 8-K filed on June 1, 2015, is due to an increase in assessed interest and statutorily mandated legal fees for the period as well as foreign currency translation.
Another ICMS tax case involving the SPRA refers to the tax period from January 2002 to December 2003, and is still pending at the administrative phase. The aggregate amount assessed by the tax authorities in August 2005 was $8.1 million (the amounts with regard to this claim are valued as of the date of the assessment since it has not yet reached the collection phase), composed of a principal amount of $1.9 million, with penalty and interest assessed through that date increasing such amount by an additional $6.2 million.  All such amounts include the effect of foreign currency translation.
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

The Company is continuing to review all known labor claims and as of June 30, 2015 and December 31, 2014, the Company has established reserves of $7.9 million and $8.6 million, respectively, on the Company's Condensed Consolidated Balance Sheets for amounts considered to be probable and estimable. As the Company continues to evaluate these claims and takes actions to address them, the amount of established reserves may be impacted.

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

The Company, through its Harsco Metals & Minerals Segment, may, in the normal course of business, become involved in commercial disputes with other subcontractors or customers. Although results of operations and cash flows for a given period could be adversely affected by a negative outcome in these or other lawsuits, claims and proceedings, management believes that the ultimate outcome of these matters will not have a material adverse effect on the Company's financial condition, results of operations or cash flows.

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
At June 30, 2015, there were 17,225 pending asbestos personal injury actions filed against the Company.  Of those actions, 16,899 were filed in the New York Supreme Court (New York County), 125 were filed in other New York State Supreme Court Counties and 201 were filed in courts located in other states.
The complaints in most of those actions generally follow a form that contains a standard damages demand of $20 million or $25 million, regardless of the individual plaintiff’s alleged medical condition, and without identifying any specific Company product.
At June 30, 2015, 16,772 of the actions filed in New York Supreme Court (New York County) were on the Deferred/Inactive Docket created by the court in December 2002 for all pending and future asbestos actions filed by persons who cannot demonstrate that they have a malignant condition or discernible physical impairment. The remaining 127 cases in New York County are pending on the Active or In Extremis Docket created for plaintiffs who can demonstrate a malignant condition or physical impairment.
The Company has liability insurance coverage under various primary and excess policies that the Company believes will be available, if necessary, to substantially cover any liability that might ultimately be incurred in the asbestos actions referred to above. The Company believes that a substantial portion of the costs and expenses of the asbestos actions will be paid by the Company’s insurers.
In view of the persistence of asbestos litigation in the United States, the Company expects to continue to receive additional claims in the future. The Company intends to continue its practice of vigorously defending these claims and cases. At June 30, 2015, the Company has obtained dismissal in 27,663 cases by stipulation or summary judgment prior to trial.
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
The Company is subject to various other claims and legal proceedings covering a wide range of matters that arose in the ordinary course of business. In the opinion of management, all such matters are adequately covered by insurance or by established reserves, and, if not so covered, are without merit or are of such kind, or involve such amounts, as would not have a material adverse effect on the financial condition, results of operations or cash flows of the Company.
Insurance liabilities are recorded when it is probable that a liability has been incurred for a particular event and the amount of loss associated with the event can be reasonably estimated. Insurance reserves have been estimated based primarily upon actuarial calculations and reflect the undiscounted estimated liabilities for ultimate losses, including claims incurred but not reported. Inherent in these estimates are assumptions that are based on the Company's history of claims and losses, a detailed analysis of existing claims with respect to potential value, and current legal and legislative trends. If actual claims differ from those projected by management, changes (either increases or decreases) to insurance reserves may be required and would be recorded through income in the period the change was determined. When a recognized liability is covered by third-party insurance, the Company records an insurance claim receivable to reflect the covered liability. Insurance claim receivables are included in Other receivables on the Company's Condensed Consolidated Balance Sheets. See Note 1, Summary of Significant Accounting Policies, to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, as revised on Form 8-K filed on June 1, 2015, for additional information on Accrued Insurance and Loss Reserves.

13.  Reconciliation of Basic and Diluted Shares

	Three Months Ended		Six Months Ended
	June 30		June 30
(In thousands, except per share amounts)	2015	2014	2015	2014
Income (loss) from continuing operations attributable to Harsco Corporation common stockholders	$6,302	$(13,702)	$21,973	$(3,088)

Weighted-average shares outstanding - basic	80,221	80,885	80,230	80,850
Dilutive effect of stock-based compensation	197	—	155	—
Weighted-average shares outstanding - diluted	$80,418	$80,885	$80,385	$80,850

Earnings (loss) from continuing operations per common share, attributable to Harsco Corporation common stockholders:
Basic	$0.08	$(0.17)	$0.27	$(0.04)

Diluted	$0.08	$(0.17)	$0.27	$(0.04)

The following average outstanding stock-based compensation units were not included in the computation of diluted earnings (loss) per share because the effect was antidilutive:

	Three Months Ended		Six Months Ended
	June 30		June 30
(In thousands)	2015	2014	2015	2014
Restricted stock units	—	311	—	311
Stock options	100	215	107	215
Stock appreciation rights	1,334	968	1,100	968
Performance share units	350	97	236	97

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
All derivative instruments are recorded on the Condensed Consolidated Balance Sheets at fair value.  Changes in the fair value of derivatives used to hedge foreign currency denominated balance sheet items are reported directly in earnings, along with offsetting transaction gains and losses on the items being hedged.  Derivatives used to hedge forecasted cash flows associated with foreign currency commitments or forecasted commodity purchases may be accounted for as cash flow hedges, as deemed appropriate, if the criteria for hedge accounting are met.  Gains and losses on derivatives designated as cash flow hedges are deferred as a separate component of equity and reclassified to earnings in a manner that matches the timing of the earnings impact of the hedged transactions.  Generally, at June 30, 2015, these deferred gains and losses are reclassified to earnings over 10 to 15 years from the balance sheet date.  The ineffective portion of all hedges, if any, is recognized currently in earnings.

The fair values of outstanding derivative contracts recorded as assets and liabilities on the Condensed Consolidated Balance Sheets at June 30, 2015 and December 31, 2014 were as follows:

	Asset Derivatives		Liability Derivatives
(In thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
June 30, 2015
Derivatives designated as hedging instruments:
Foreign currency forward exchange contracts	Other current assets	$472		$—
Cross-currency interest rate swaps	Other assets	70,435	Other liabilities	1,002
Total derivatives designated as hedging instruments		$70,907		$1,002

Derivatives not designated as hedging instruments:
Foreign currency forward exchange contracts	Other current assets	$1,983	Other current liabilities	$4,504

	Asset Derivatives		Liability Derivatives
(In thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
December 31, 2014
Derivatives designated as hedging instruments:
Foreign currency forward exchange contracts	Other current assets	$420	Other current liabilities	$—
Cross-currency interest rate swaps	Other assets	52,989	Other liabilities	2,599
Total derivatives designated as hedging instruments		$53,409		$2,599

Derivatives not designated as hedging instruments:
Foreign currency forward exchange contracts	Other current assets	$4,065	Other current liabilities	$4,618

All of the Company's derivatives are recorded in the Condensed Consolidated Balance Sheets at gross amounts and not offset. All of the Company's cross-currency interest rate swaps and certain foreign currency forward exchange contracts are transacted under International Swaps and Derivatives Association ("ISDA") documentation. Each ISDA master agreement permits the net settlement of amounts owed in the event of default. The Company's derivative assets and liabilities subject to enforceable master netting arrangements did not result in a net asset or net liability at either June 30, 2015 or December 31, 2014.
The effect of derivative instruments on the Condensed Consolidated Statements of Operations and the Condensed Consolidated Statements of Comprehensive Loss for the three and six months ended June 30, 2015 and 2014 was as follows:
Derivatives Designated as Hedging Instruments

(In thousands)	Amount of Gain (Loss) Recognized in Other Comprehensive Income (“OCI”) on Derivative - Effective Portion	Location of Gain (Loss) Reclassified from Accumulated OCI into Income - Effective Portion	Amount of Gain Reclassified from Accumulated OCI into Income - Effective Portion	Location of Gain Recognized in Income on Derivative - Ineffective Portion and Amount Excluded from Effectiveness Testing	Amount of Loss Recognized in Income on Derivative - Ineffective Portion and Amount Excluded from Effectiveness Testing
Three Months Ended June 30, 2015:
Foreign currency forward exchange contracts	$(141)	Cost of services and products sold	$1		$—
Cross-currency interest rate swaps	(2,536)		—	Cost of services and products sold	(19,090)	(a)
	$(2,677)		$1		$(19,090)

Three Months Ended June 30, 2014:
Foreign currency forward exchange contracts	$9		$—		$—
Cross-currency interest rate swaps	1,805		—	Cost of services and products sold	(3,801)	(a)
	$1,814		$—		$(3,801)

(In thousands)	Amount of Gain (Loss)Recognized in Other Comprehensive Income (“OCI”) on Derivative - Effective Portion	Location of Gain (Loss) Reclassified from Accumulated OCI into Income - Effective Portion	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income - Effective Portion	Location of Gain (Loss) Recognized in Income on Derivative - Ineffective Portion and Amount Excluded from Effectiveness Testing	Amount of Gain (Loss) Recognized in Income on Derivative - Ineffective Portion and Amount Excluded from Effectiveness Testing
Six Months Ended June 30, 2015:
Foreign currency forward exchange contracts	$334	Cost of services and products sold	$2		$—
Cross currency interest rate swaps	6,085		—	Cost of services and products sold	11,652	(a)
	$6,419		$2		$11,652

Six Months Ended June 30, 2014:
Foreign currency forward exchange contracts	$20	Cost of services and products sold	$(2)		$—
Cross currency interest rate swaps	(2,555)		—	Cost of services and products sold	(5,375)	(a)
	$(2,535)		$(2)		$(5,375)
(a)  These gains (losses) offset foreign currency fluctuation effects on the debt principal.

Derivatives Not Designated as Hedging Instruments

	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative for the Three Months Ended June 30 (a)
(In thousands)		2015	2014
Foreign currency forward exchange contracts	Cost of services and products sold	$(11,989)	$(1,135)

	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative for the Six Months Ended June 30 (a)
(In thousands)		2015	2014
Foreign currency forward exchange contracts	Cost of services and products sold	$(7,234)	$421
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

The following tables summarize, by major currency, the contractual amounts of the Company’s foreign currency forward exchange contracts in U.S. dollars at June 30, 2015 and December 31, 2014.  The “Buy” amounts represent the U.S. dollar equivalent of commitments to purchase foreign currencies, and the “Sell” amounts represent the U.S. dollar equivalent of commitments to sell foreign currencies.  The recognized gains and losses offset amounts recognized in cost of services and products sold principally as a result of intercompany or third party foreign currency exposures.
Contracted Amounts of Foreign Currency Forward Exchange Contracts Outstanding at June 30, 2015:

(In thousands)	Type	U.S. Dollar Equivalent	Maturity	Recognized Gain (Loss)
British pounds sterling	Sell	$39,281	July 2015	$348
British pounds sterling	Buy	2,870	July 2015 through August 2015	31
Euros	Sell	227,860	July 2015 through August 2015	(2,394)
Euros	Buy	183,539	July 2015 through August 2015	(621)
Other currencies	Sell	12,571	July 2015 through December 2015	399
Other currencies	Buy	30,309	July 2015 through September 2015	188
Total		$496,430		$(2,049)
Contracted Amounts of Foreign Currency Forward Exchange Contracts Outstanding at December 31, 2014:

(In thousands)	Type	U.S. Dollar Equivalent	Maturity	Recognized Gain (Loss)
British pounds sterling	Sell	$37,943	January 2015	$179
British pounds sterling	Buy	2,783	January 2015	(4)
Euros	Sell	193,370	January 2015 through March 2015	2,993
Euros	Buy	194,084	January 2015 through March 2015	(3,767)
Other currencies	Sell	12,641	January 2015 through December 2015	439
Other currencies	Buy	28,001	January 2015 through June 2015	27
Total		$468,822		$(133)

In addition to foreign currency forward exchange contracts, the Company designates certain loans as hedges of net investments in international subsidiaries.  The Company recorded pre-tax net gains of $1.5 million and $4.6 million during the three and six months ended June 30, 2015, respectively, and pre-tax net gains of $4.6 million and $4.9 million during the three and six months ended June 30, 2014, respectively, into Accumulated other comprehensive loss.
Cross-Currency Interest Rate Swaps
The Company uses cross-currency interest rate swaps in conjunction with certain debt issuances in order to secure a fixed local currency interest rate.  Under these cross-currency interest rate swaps, the Company receives interest based on a fixed or floating U.S. dollar rate and pays interest on a fixed local currency rate based on the contractual amounts in dollars and the local currency, respectively.  At maturity, there is also the payment of principal amounts between currencies. The cross-currency interest rate swaps are recorded on the Condensed Consolidated Balance Sheets at fair value, with changes in value attributed to the effect of the swaps’ interest spread and changes in the credit worthiness of the counter-parties recorded in the caption, Accumulated other comprehensive loss.  Changes in value attributed to the effect of foreign currency fluctuations are recorded in the Condensed Consolidated Statements of Operations and offset currency fluctuation effects on the debt principal. The following table indicates the contractual amounts of the Company's cross-currency interest rate swaps at June 30, 2015:

		Interest Rates
(In millions)	Contractual Amount	Receive	Pay
Maturing 2018	$250.0	Fixed U.S. dollar rate	Fixed euro rate
Maturing 2020	220.0	Fixed U.S. dollar rate	Fixed British pound sterling rate
Maturing 2016 through 2017	7.6	Floating U.S. dollar rate	Fixed rupee rate
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
The following table indicates the fair value hierarchy of the financial instruments of the Company at June 30, 2015 and December 31, 2014:

Level 2 Fair Value Measurements (In thousands)	June 30 2015	December 31 2014
Assets
Foreign currency forward exchange contracts	$2,455	$4,485
Cross-currency interest rate swaps	70,435	52,989
Liabilities
Foreign currency forward exchange contracts	4,504	4,618
Cross-currency interest rate swaps	1,002	2,599
The following table reconciles the beginning and ending balances for liabilities measured on a recurring basis using unobservable inputs (Level 3) for the six months ended June 30, 2015 and 2014:

Level 3 Liabilities—Unit Adjustment Liability (a) for the Six Months Ended June 30 (In thousands)	Six Months Ended
	June 30
	2015		2014
Balance at beginning of period	$93,762		$106,343
Payments	(11,160)		(11,160)
Change in fair value to the unit adjustment liability	4,409		5,019
Balance at end of period	$87,012	(b)	$100,201	(b)
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
The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and short-term borrowings approximate fair value due to the short-term maturities of these assets and liabilities.  At June 30, 2015 and December 31, 2014, the total fair value of long-term debt, including current maturities, was $946.5 million and $885.0 million, respectively, compared with a carrying value of $930.8 million and $854.9 million, respectively.  Fair values for debt are based on quoted market prices (Level 1) for the same or similar issues, or on the current rates offered to the Company for debt of the same remaining maturities.

15. Review of Operations by Segment

	Three Months Ended		Six Months Ended
	June 30		June 30
(In thousands)	2015	2014	2015	2014
Revenues From Continuing Operations
Harsco Metals & Minerals	$294,336	$361,761	$585,534	$714,583
Harsco Industrial	91,881	103,005	190,684	205,105
Harsco Rail	69,530	70,578	131,108	128,139
Total revenues from continuing operations	$455,747	$535,344	$907,326	$1,047,827

Operating Income (Loss) From Continuing Operations
Harsco Metals & Minerals	$18,599	$(7,277)	$29,182	$15,372
Harsco Industrial	14,419	17,429	31,446	34,000
Harsco Rail	11,400	13,526	33,033	19,025
Corporate	(8,689)	(14,984)	(19,051)	(27,476)
Total operating income from continuing operations	$35,729	$8,694	$74,610	$40,921

Depreciation and Amortization
Harsco Metals & Minerals	$34,841	$41,389	$69,732	$82,090
Harsco Industrial	1,365	1,342	2,652	2,544
Harsco Rail	1,638	1,329	3,194	2,748
Corporate	1,845	1,484	4,002	2,997
Total Depreciation and Amortization	$39,689	$45,544	$79,580	$90,379

Capital Expenditures
Harsco Metals & Minerals	$27,715	$40,601	$49,543	$78,342
Harsco Industrial	1,584	832	8,805	1,475
Harsco Rail	688	1,080	1,225	1,966
Corporate	1,629	144	3,673	713
Total Capital Expenditures	$31,616	$42,657	$63,246	$82,496

Reconciliation of Segment Operating Income to Income (Loss) From Continuing Operations Before Income Taxes and Equity Loss

	Three Months Ended		Six Months Ended
	June 30		June 30
(In thousands)	2015	2014	2015	2014
Segment operating income	$44,418	$23,678	$93,661	$68,397
General Corporate expense	(8,689)	(14,984)	(19,051)	(27,476)
Operating income from continuing operations	35,729	8,694	74,610	40,921
Interest income	431	410	687	707
Interest expense	(11,818)	(11,958)	(23,702)	(23,379)
Change in fair value to unit adjustment liability	(2,164)	(2,473)	(4,409)	(5,019)
Income (loss) from continuing operations before income taxes and equity loss	$22,178	$(5,327)	$47,186	$13,230

16.   Other (Income) Expenses

This Condensed Consolidated Statements of Operations caption includes certain foreign currency gains, net gains on disposal of non-core assets, restructuring program costs, impaired asset write-downs, employee termination benefit costs and costs to exit activities.

	Three Months Ended		Six Months Ended
	June 30		June 30
(In thousands)	2015	2014	2015	2014
Restructuring programs (see Note 18)	$—	$8,539	$—	$8,539
Net gains	(2,942)	(650)	(6,732)	(3,008)
Foreign currency gains related to Harsco Rail Segment advances on contracts	—	—	(10,940)	—
Impaired asset write-downs	—	13,982	—	14,080
Other (a)	2,584	5,645	4,109	7,249
Other (income) expenses	$(358)	$27,516	$(13,563)	$26,860
(a) Other includes employee termination benefit costs and costs to exit activities that are not directly related to the restructuring programs detailed in Note 18, Restructuring Programs.

In January 2015, the Swiss National Bank ended its policy of maintaining a stable exchange rate between the Swiss franc and the euro.  As a result of this change in policy, the Swiss franc experienced significant appreciation against the euro.  During the three months ended March 31, 2015, the Company recognized $10.9 million in foreign currency gains primarily related to converting Swiss franc bank deposits to euros. This gain was associated with advances received for the Harsco Rail Segment's two contracts with the federal railway system of Switzerland.

17. Components of Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss is included on the Condensed Consolidated Statements of Stockholders' Equity. The components of Accumulated other comprehensive loss, net of the effect of income taxes, and activity for the six months ended June 30, 2014 and 2015 was as follows:

	Components of Accumulated Other Comprehensive Income (Loss) - Net of Tax
(In thousands)	Cumulative Foreign Exchange Translation Adjustments		Effective Portion of Derivatives Designated as Hedging Instruments		Cumulative Unrecognized Actuarial Losses on Pension Obligations		Unrealized Loss on Marketable Securities	Total
Balance at December 31, 2013	$6,110		$(7,023)		$(369,682)		$(20)	$(370,615)
Other comprehensive income (loss) before reclassifications	7,634	(a)	(1,868)	(b)	(8,187)	(a)	4	(2,417)
Amounts reclassified from accumulated other comprehensive loss, net of tax	—		1		8,231		—	8,232
Other comprehensive income (loss) from equity method investee	(4,440)		—		632		—	(3,808)
Amounts reclassified from accumulated other comprehensive loss in connection with the Infrastructure Transaction	(1,447)		—		—		—	(1,447)
Total other comprehensive income (loss)	1,747		(1,867)		676		4	560
Less: Other comprehensive (income) loss attributable to noncontrolling interests	425		(11)		—		—	414
Other comprehensive income (loss) attributable to Harsco Corporation	2,172		(1,878)		676		4	974
Balance at June 30, 2014	$8,282		$(8,901)		$(369,006)		$(16)	$(369,641)

	Components of Accumulated Other Comprehensive Income (Loss) - Net of Tax
(In thousands)	Cumulative Foreign Exchange Translation Adjustments		Effective Portion of Derivatives Designated as Hedging Instruments		Cumulative Unrecognized Actuarial Losses on Pension Obligations		Unrealized Loss on Marketable Securities	Total
Balance at December 31, 2014	$(39,938)		$(9,025)		$(483,278)		$(15)	$(532,256)
Other comprehensive income (loss) before reclassifications	(23,957)	(a)	6,677	(b)	(2,493)	(a)	(4)	(19,777)
Amounts reclassified from accumulated other comprehensive loss, net of tax	—		2		10,114		—	10,116
Other comprehensive income (loss) from equity method investee	(13,860)		(798)		595		—	(14,063)
Total other comprehensive income (loss)	(37,817)		5,881		8,216		(4)	(23,724)
Less: Other comprehensive loss attributable to noncontrolling interests	1,091		14		—		—	1,105
Other comprehensive income (loss) attributable to Harsco Corporation	(36,726)		5,895		8,216		(4)	(22,619)
Balance at June 30, 2015	$(76,664)		$(3,130)		$(475,062)		$(19)	$(554,875)
(a) Principally foreign currency fluctuation.
(b) Net change from periodic revaluations.

Amounts reclassified from accumulated other comprehensive loss are as follows:

(In thousands)	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended	Affected Caption in the Condensed Consolidated Statements of Operations
	June 30 2015	June 30 2015	June 30 2014	June 30 2014
Amortization of defined benefit pension items:
Actuarial losses (c)	$3,995	$7,942	$2,837	$5,676	Selling, general and administrative expenses
Actuarial losses (c)	1,456	2,974	1,584	3,136	Cost of services and products sold
Prior-service costs (c)	31	62	23	46	Selling, general and administrative expenses
Prior-service costs (c)	37	75	46	91	Cost of services and products sold
Total before tax	5,519	11,053	4,490	8,949
Tax benefit	(469)	(939)	(359)	(718)
Total reclassification of defined benefit pension items, net of tax	$5,050	$10,114	$4,131	$8,231

Amortization of cash flow hedging instruments (c):
Foreign currency forward exchange contracts	$1	$2	$—	$2	Cost of services and products sold
Tax benefit	—	—	—	(1)
Total reclassification of cash flow hedging instruments	$1	$2	$—	$1
(c) These accumulated other comprehensive loss components are included in the computation of net periodic pension costs. See Note 10, Employee Benefit Plans, for additional details.

18.   Restructuring Programs
In recent years, the Company has instituted restructuring programs to balance short-term profitability goals with long-term strategies. A primary objective of these programs has been to establish platforms upon which the affected businesses can grow with reduced fixed investment and generate annual operating expense savings.  The restructuring programs have been instituted in response to the continuing impact of global financial and economic uncertainty on the Company’s end markets. Restructuring costs incurred in these programs were recorded as part of the caption, Other (income) expense, of the Condensed Consolidated Statements of Operations. The timing of associated cash payments is dependent on the type of restructuring cost and can extend over a multi-year period.
Project Orion
Under the Harsco Metals & Minerals Segment Improvement Plan ("Project Orion"), the Harsco Metals & Minerals Segment made organizational and process improvement changes, that are expected to improve return on capital and deliver a higher and more consistent level of service to customers. These changes include improving several core processes and simplifying the organizational structure. Annual recurring benefits under Project Orion are expected to be approximately $37 million.

The restructuring accrual for Project Orion at June 30, 2015 and the activity for the six months ended June 30, 2015 were as follows:

(In thousands)	Accrual at December 31 2014	Other Adjustments	Cash Expenditures	Foreign Currency Translation	Accrual at June 30 2015
Employee termination benefit costs	$7,668	$(1,003)	$(3,201)	$(91)	$3,373
Total	$7,668	$(1,003)	$(3,201)	$(91)	$3,373
The remaining accrual related to Project Orion is expected to paid, principally, through 2015 with the remainder in the first half of 2016.
Prior Restructuring Programs
The remaining accrual for restructuring programs was $2.3 million and $2.4 million at June 30, 2015 and December 31, 2014, respectively. The remaining accrual relates primarily to exit activity costs for lease terminations expected to be paid over the remaining life of the leases.

ITEM 2.                 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements as well as the audited consolidated financial statements of Harsco Corporation (the "Company"), including the notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, as revised on Form 8-K filed on June 1, 2015, which includes additional information about the Company’s critical accounting policies, contractual obligations, practices and the transactions that support the financial results, and provides a more comprehensive summary of the Company’s outlook, trends and strategies for 2015 and beyond.
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
Factors that could cause actual results to differ, perhaps materially, from those implied by forward-looking statements include, but are not limited to: (1) changes in the worldwide business environment in which the Company operates, including general economic conditions; (2) changes in currency exchange rates, interest rates, commodity and fuel costs and capital costs;(3) changes in the performance of equity and bond markets that could affect, among other things, the valuation of the assets in the Company's pension plans and the accounting for pension assets, liabilities and expenses; (4) changes in governmental laws and regulations, including environmental, occupational health and safety, tax and import tariff standards; (5) market and competitive changes, including pricing pressures, market demand and acceptance for new products, services and technologies; (6) the Company's inability or failure to protect its intellectual property rights from infringement in one or more of the many countries in which the Company operates; (7) failure to effectively prevent, detect or recover from breaches in the Company's cybersecurity infrastructure; (8) unforeseen business disruptions in one or more of the many countries in which the Company operates due to political instability, civil disobedience, armed hostilities, public health issues or other calamities; (9) disruptions associated with labor disputes and increased operating costs associated with union organization; (10) the seasonal nature of the Company's business; (11) the Company's ability to successfully enter into new contracts and complete new acquisitions or strategic ventures in the time-frame contemplated, or at all; (12) the integration of the Company's strategic acquisitions; (13) the amount and timing of repurchases of the Company's common stock, if any; (14) the prolonged recovery in global financial and credit markets and economic conditions generally, which could result in the Company's customers curtailing development projects, construction, production and capital expenditures, which, in turn, could reduce the demand for the Company's products and services and, accordingly, the Company's revenues, margins and profitability; (15) the outcome of any disputes with customers, contractors and subcontractors; (16) the financial condition of the Company's customers, including the ability of customers (especially those that may be highly leveraged and those with inadequate liquidity) to maintain their credit availability; (17) the Company's ability to successfully implement and receive the expected benefits of cost-reduction and restructuring initiatives, including the achievement of expected cost savings in the expected time frame; (18) the ability to successfully implement the Company's strategic initiatives and portfolio optimization and the impact of such initiatives, such as the Harsco Metals & Minerals Segment's Improvement Plan ("Project Orion"); (19) the ability of the strategic venture between the Company and Clayton, Dubilier & Rice ("CD&R") to effectively integrate the Company's Infrastructure business and the Brand Energy & Infrastructure Services business and realize the synergies contemplated by the transaction; (20) the Company's ability to realize cost savings from the divestiture of the Infrastructure business, as well as the transaction being accretive to earnings and improving operating margins and return on capital; (21) the amount ultimately realized from the Company's exit from the strategic venture between the Company and CD&R and the timing of such exit; (22) implementation of environmental remediation matters; (23) risk and uncertainty associated with intangible assets; and (24) other risk factors listed from time to time in the Company's SEC reports. A further discussion of these, along with other potential risk factors, can be found in Part I, Item 1A, "Risk Factors," of the Company's Annual Report on Form 10-K for the year ended December 31, 2014, as revised on Form 8-K filed on June 1, 2015. The Company cautions that these factors may not be exhaustive and that many of these factors are beyond the Company's ability to control or predict. Accordingly, forward-looking statements should not be relied upon as a prediction of actual results. The Company undertakes no duty to update forward-looking statements except as may be required by law.

Executive Overview
Revenues for the Company during the second quarter and first six months of 2015 were $455.7 million and $907.3 million, respectively, compared with $535.3 million and $1.0 billion, respectively, in the second quarter and first six months of 2014. These changes were primarily related to the impacts of foreign currency translation, exited contracts in the Harsco Metals & Minerals Segment and the impact of price/volume changes in both the Harsco Metals & Minerals and Harsco Industrial Segments. Foreign currency translation decreased revenues by $45.2 million for the second quarter of 2015 compared with the second quarter of 2014. Foreign currency translation decreased revenues by $86.6 million for the first six months of 2015 compared with the first six months of 2014.

	Three Months Ended
Revenues by Segment	June 30
(In millions)	2015	2014	Change	%
Harsco Metals & Minerals	$294.3	$361.8	$(67.4)	(18.6)%
Harsco Industrial	91.9	103.0	(11.1)	(10.8)
Harsco Rail	69.5	70.6	(1.0)	(1.5)
Total revenues	$455.7	$535.3	$(79.6)	(14.9)%

	Six Months Ended
Revenues by Segment	June 30
(In millions)	2015	2014	Change	%
Harsco Metals & Minerals	$585.5	$714.6	$(129.0)	(18.1)%
Harsco Industrial	190.7	205.1	(14.4)	(7.0)
Harsco Rail	131.1	128.1	3.0	2.3
Total revenues	$907.3	$1,047.8	$(140.5)	(13.4)%

	Three Months Ended
Revenues by Region	June 30
(In millions)	2015	2014	Change	%
North America	$215.2	$241.1	$(25.9)	(10.7)%
Western Europe	129.4	155.0	(25.6)	(16.5)
Latin America (a)	47.0	61.7	(14.8)	(23.9)
Asia-Pacific	38.9	39.3	(0.4)	(1.1)
Middle East and Africa	13.0	19.4	(6.4)	(33.0)
Eastern Europe	12.3	18.8	(6.6)	(34.8)
Total revenues	$455.7	$535.3	$(79.6)	(14.9)%

	Six Months Ended
Revenues by Region	June 30
(In millions)	2015	2014	Change	%
North America	$425.4	$462.0	$(36.6)	(7.9)%
Western Europe	253.1	314.4	(61.4)	(19.5)
Latin America (a)	98.5	124.5	(26.0)	(20.9)
Asia-Pacific	77.3	73.7	3.6	4.9
Middle East and Africa	28.8	38.4	(9.6)	(25.0)
Eastern Europe	24.3	34.8	(10.5)	(30.2)
Total revenues	$907.3	$1,047.8	$(140.5)	(13.4)%

(a) Includes Mexico.
The Company began executing Project Orion in the Harsco Metals & Minerals Segment during 2014, after conducting an analysis of the business to identify opportunities to improve its core processes and simplify its organizational structure. The goals of Project Orion are to improve financial returns and provide higher and more consistent levels of value added services to customers. Project Orion's primary elements include improving the bid and contract management process, improving underperforming contracts, and simplifying operational structures. As a result of actions initiated under Project Orion, the Company anticipates annualized savings of approximately $37 million by the end of 2015, which include both compensation and other operational savings. The Company has recognized approximately $16 million of cumulative compensation savings through June 30, 2015 related to Project Orion. Please see Note 18, Restructuring Programs, in Part I, Item 1, Financial Statements for additional information.

	Three Months Ended
Operating Income (Loss) by Segment	June 30
(In millions)	2015	2014	Change	%
Harsco Metals & Minerals	$18.6	$(7.3)	$25.9	355.6%
Harsco Industrial	14.4	17.4	(3.0)	(17.3)
Harsco Rail	11.4	13.5	(2.1)	(15.7)
Corporate	(8.7)	(15.0)	6.3	42.0
Total operating income	$35.7	$8.7	$27.0	311.0%

	Six Months Ended
Operating Income (Loss) by Segment	June 30
(In millions)	2015	2014	Change	%
Harsco Metals & Minerals	$29.2	$15.4	$13.8	89.8%
Harsco Industrial	31.4	34.0	(2.6)	(7.5)
Harsco Rail	33.0	19.0	14.0	73.6
Corporate	(19.1)	(27.5)	8.4	30.7
Total operating income	$74.6	$40.9	$33.7	82.3%

	Three Months Ended		Six Months Ended
	June 30		June 30
Operating Margin by Segment	2015	2014	2015	2014
Harsco Metals & Minerals	6.3%	(2.0)%	5.0%	2.2%
Harsco Industrial	15.7	16.9	16.5	16.6
Harsco Rail	16.4	19.2	25.2	14.8
Consolidated operating margin	7.8%	1.6%	8.2%	3.9%

Operating income from continuing operations for the second quarter and first six months of 2015 was $35.7 million and $74.6 million, respectively, compared with operating income from continuing operations of $8.7 million and $40.9 million, respectively, in the second quarter and first six months of 2014.

Factors Positively Affecting Operating Income:

•
Costs incurred by the Harsco Metals & Minerals Segment during the second quarter and first six months of 2014 related to restructuring charges for Project Orion, bad debt reserves for two specific customers and site exits and non-cash long-lived asset impairment charges, which did not repeat during the second quarter and first six months of 2015, increased operating income by $34.6 million for both periods.

•
Foreign currency gain of $10.9 million during the first quarter of 2015, primarily related to converting Swiss franc bank deposits to euros after the Swiss National Bank ended its policy of maintaining a stable Swiss franc exchange rate with the euro.

•	Project Orion restructuring benefits related to compensation savings of approximately $4 million and approximately $9 million during the second quarter and first six months of 2015, respectively.

•
The Corporate caption benefited from decreased selling, general and administrative expenses, primarily related to decreased professional fees, which improved operating income by $4.5 million and $6.0 million during the second quarter and first six months of 2015, respectively, compared with the same periods in the prior year.

Factors Negatively Impacting Operating Income:

•
Decreased income in the Harsco Metals & Minerals Segment during the second quarter and first six months of 2015, primarily attributable to decreased steel production by customers under services contracts; the impact of exited contracts; reduced nickel and scrap price and demand; higher maintenance costs; and higher administrative costs compared with the same periods in prior year.

•	Impact of foreign currency translation of $2.2 million and $5.9 million during the second quarter and first six months of 2015, respectively.

The increase in operating income from continuing operations, partially offset by the increase in income tax expense and the impact of equity in loss of unconsolidated entities, was the primary driver of the diluted earnings per share from continuing operations for the second quarter of 2015 of $0.08 compared with diluted loss per share from continuing operations of $0.17 for the second quarter of 2014. The increase in operating income from continuing operations, partially offset by the increase in income tax expense, was the primary driver of the diluted earnings per share from continuing operations for the first six months of 2015 of $0.27 compared with diluted loss per share from continuing operations of $0.04 for the first six months of 2014.

Harsco Metals & Minerals Segment:

Significant Impacts on Revenues	Three Months Ended	Six Months Ended
(In millions)	June 30, 2015	June 30, 2015
Revenues — 2014	$361.8	$714.6
Impact of foreign currency translation.	(43.3)	(82.4)
Net impact of new contracts and lost contracts (including exited underperforming contracts).	(12.8)	(28.8)
Net impacts of price/volume changes, primarily attributable to volume changes.	(11.4)	(17.9)
Revenues — 2015	$294.3	$585.5

Factors Positively Affecting Operating Income:

•
Costs incurred by the Harsco Metals & Minerals Segment during the second quarter and first six months of 2014 related to restructuring charges for Project Orion, bad debt reserves for two specific customers and site exits and non-cash long-lived asset impairment charges which did not repeat during the second quarter and first six months of 2015, increased operating income by $34.6 million for both periods.

•	Project Orion restructuring benefits, related to compensation savings, of approximately $4 million and approximately $9 million during the second quarter and first six months of 2015, respectively.

Factors Negatively Impacting Operating Income:

•
Decreased global steel production and scrap metal prices, primarily in North America and South America.  Overall, steel production by customers under services contracts decreased by 4% in both the second quarter and first six months of 2015, respectively, compared with the same periods in the prior year.

•
Decreased income attributable to the impact of exited contracts and reduced nickel and scrap prices and demand. Nickel prices decreased 31% and 18% in the second quarter and first six months of 2015, respectively, compared with the same periods in the prior year.

•
Increased costs of operations during the second quarter and first six months of 2015, primarily attributable to higher maintenance costs and higher administrative costs compared with the same periods in prior year.

•
Foreign currency translation in the second quarter and first six months of 2015 decreased operating income for this segment by $2.1 million and $5.1 million, respectively, compared with the same periods in the prior year.

Harsco Industrial Segment:

Significant Impacts on Revenues	Three Months Ended	Six Months Ended
(In millions)	June 30, 2015	June 30, 2015
Revenues — 2014	$103.0	$205.1
Net impacts of price/volume changes, primarily attributable to volume changes.	(10.2)	(12.4)
Impact of foreign currency translation.	(0.9)	(2.0)
Revenues — 2015	$91.9	$190.7

Factors Positively Affecting Operating Income:

•	Operating income was aided by lower selling and administrative costs in both the second quarter and first six months of 2015 compared with the same periods in the prior year.

•
Higher gain from the sale of assets in the first six months of 2015 of $1.5 million, compared with the same period in the prior year. There was no gain from sale of assets in either the second quarter of 2015 or 2014.

Factors Negatively Impacting Operating Income:

•
Lower volumes resulting in decreased income during the second quarter and first six months of 2015, primarily attributable to recent oil price volatility. This volatility impacts capital expenditures and overall spending by customers in the natural gas, natural gas processing and petrochemical industries served by the Company.

•	Costs associated with consolidating operating facilities for this segment's air cooled heat exchangers business.

•
Foreign currency translation decreased operating income for this segment by $0.1 million and $0.6 million during the second quarter and first six months of 2015, respectively, compared with the same periods in the prior year.

Harsco Rail Segment:

Significant Effects on Revenues	Three Months Ended	Six Months Ended
(In millions)	June 30, 2015	June 30, 2015
Revenues — 2014	$70.6	$128.1
Net effects of price/volume changes, primarily attributable to volume changes.	(1.4)	3.7
Effect of Protran and JK Rail acquisitions	1.3	1.5
Impact of foreign currency translation.	(1.0)	(2.2)
Revenues — 2015	$69.5	$131.1

Factors Positively Affecting Operating Income:

•
Foreign currency gain of $10.9 million during the first quarter of 2015, primarily related to converting Swiss franc bank deposits to euros after the Swiss National Bank ended its policy of maintaining a stable Swiss franc exchange rate with the euro.

•	Equipment sales volume increased operating income in both the second quarter and first six months of 2015 compared with the same periods in prior year.

•	Foreign currency translation increased operating income for this segment by $0.4 million during both the second quarter and first six months of 2015 compared with the same periods in the prior year.

Factors Negatively Impacting Operating Income:

•
Decreased after-market parts sales, due to several large one-time orders in the prior year, and lower contract services impacted operating income in both the second quarter and first six months of 2015 compared to the same periods in prior year.

Outlook, Trends and Strategies

In addition to the items noted in the Company's Annual Report on Form 10-K for the year ended December 31, 2014, as revised on Form 8-K filed on June 1, 2015, the following significant items, risks, trends and strategies are expected to affect the Company for the remainder of 2015 and beyond:

•
The Company will focus on the goal of providing top quartile returns for its stockholders by balancing its portfolio of businesses, and by executing its strategic and operational strategies with reasonable amounts of financial leverage.

•
The Company will continue the focus on executing Project Orion to generate compensation and other operational savings in the Harsco Metals & Minerals Segment as well as making fundamental changes in key business processes.

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

•
The Company expects its operational effective income tax rate to approximate 42% to 44%, excluding the tax impact on equity income (loss) related to the Brand Energy & Infrastructure Services Inc. and Subsidiaries ("Brand").

Harsco Metals & Minerals Segment:

•
The Company will focus on improving the Harsco Metals & Minerals Segment's returns through executing Project Orion. The goals of Project Orion are to improve financial returns and provide higher and more consistent levels of value added services to customers. Project Orion's primary elements include improving the bid and contract management process, improving underperforming contracts and simplifying operational structures. The Company expects annualized, recurring benefits in the form of compensation and other operational savings of approximately $37 million from Project Orion. The Company has recognized approximately $16 million of cumulative compensation savings through June 30, 2015 related to Project Orion.

•
The Company will continue its focus on ensuring that forecasted profits for contracts meet certain established requirements and deliver returns above its cost of capital. Project Orion's focus is intended to enable the Company to address underperforming contracts more rapidly with targeted actions to improve the operational efficiencies of the business. These actions include central protocols to monitor activities, structures and systems that aid in decision making, and processes designed to identify the best strategic actions available to address underperforming contracts and its overall contract portfolio. In connection with this focus, the possibility exists that the Company may take strategic actions that result in exit costs and non-cash asset impairment charges that may have an adverse effect on the Company's results of operations and liquidity.

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

•
During the second quarter of 2015, one of the Company's steel mill customers in Europe missed normal progress payments. The Company has approximately $11 million of receivables, excluding value added tax, with this customer of which approximately $3 million has been previously reserved. The Company believes the remaining amounts are collectible; however, if there is an adverse change in the Company's view on collectability, there could be a charge against income in future periods.

Harsco Industrial Segment:

•
The Company anticipates recent oil price volatility to continue to impact capital expenditures and overall spending by customers in the natural gas, natural gas processing and petrochemical industries. Accordingly, these factors may negatively impact revenue and operating income in the near-term in the Harsco Industrial Segment.

•	The Company will continue to focus on product innovation and development to drive strategic growth in its businesses.

•	The Company will focus on growing the Harsco Industrial Segment through disciplined organic expansion and acquisitions that improve competitive positioning in core market or adjacent markets.

Harsco Rail Segment:

•
The outlook for this segment continues to be favorable. The global demand for railway maintenance-of-way equipment, parts and services continues to be strong, giving positive indication of further opportunities. The Company anticipates modest organic growth in its after-market parts business and its expected deliveries of existing equipment orders.

•
The Company secured a second contract award worth over $100 million through 2017 from the federal railway system of Switzerland ("SBB") during 2014. The award comes as a follow-on option to the Company's previously awarded contract with SBB worth approximately $100 million. The Company's capabilities to compete and deliver on large projects provide increased opportunities to build out its pipeline further, and enables the Company to continue to pursue other large projects.

•	The Company will focus on growing the Harsco Rail Segment through disciplined organic expansion and acquisitions that improve competitive positioning in core market or adjacent markets.

•
During the first quarter of 2015, a rail grinder manufactured by the Company and operated by a subcontractor caught fire, causing a customer to incur monetary damages.  The Company is currently working with the customer and reviewing the cause of this incident.  Depending on the cause of the fire and the extent of insurance coverage, the Company's results of operations and cash flows may be impacted in future periods.

Results of Operations

	Three Months Ended		Six Months Ended
	June 30		June 30
(In millions, except per share amounts)	2015	2014	2015	2014
Revenues from continuing operations	$455.7	$535.3	$907.3	$1,047.8
Cost of services and products sold	360.4	417.2	721.5	827.0
Selling, general and administrative expenses	58.5	78.0	122.4	144.8
Research and development expenses	1.5	1.1	2.4	3.7
Loss on disposal of the Harsco Infrastructure Segment and transaction costs	—	2.9	—	4.6
Other (income) expenses	(0.4)	27.5	(13.6)	26.9
Operating income from continuing operations	35.7	8.7	74.6	40.9
Interest income	0.4	0.4	0.7	0.7
Interest expense	(11.8)	(12.0)	(23.7)	(23.4)
Change in fair value to the unit adjustment liability	(2.2)	(2.5)	(4.4)	(5.0)
Income tax expense from continuing operations	(7.1)	(4.8)	(20.0)	(10.2)
Equity in loss of unconsolidated entities, net	(7.6)	(3.5)	(3.5)	(4.7)
Income (loss) from continuing operations	7.5	(13.7)	23.7	(1.7)
Diluted earnings (loss) per common share from continuing operations attributable to Harsco Corporation common stockholders	0.08	(0.17)	0.27	(0.04)
Effective income tax rate for continuing operations	32.0%	(90.9)%	42.3%	76.7%

Comparative Analysis of Consolidated Results

Revenues
Revenues for the second quarter of 2015 decreased $79.6 million or 14.9% from the second quarter of 2014. Revenues for the first six months of 2015 decreased $140.5 million or 13.4% from the first six months of 2014.  Changes in revenues for the periods presented were attributable to the following significant items:

Change in Revenues — 2015 vs. 2014	Three Months Ended	Six Months Ended
(In millions)	June 30, 2015	June 30, 2015
Impact of foreign currency translation.	$(45.2)	$(86.6)
Net impact of new contracts and lost contracts (including exited underperforming contracts) in the Harsco Metals & Minerals Segment.	(12.8)	(28.8)
Net impacts of price/volume changes in the Harsco Metals & Minerals Segment, primarily attributable to volume changes.	(11.4)	(17.9)
Net impacts of price/volume changes in the Harsco Industrial Segment, primarily attributable to volume changes.	(10.2)	(12.4)
Net effects of increased equipment volumes in the Harsco Rail Segment, including the effect of the Protran and JK Rail acquisitions.	—	5.2
Total change in revenues — 2015 vs. 2014	$(79.6)	$(140.5)

Cost of Services and Products Sold
Cost of services and products sold for the second quarter of 2015 decreased $56.8 million or 13.6% from the second quarter of 2014. Cost of services and products sold for the first six months of 2015 decreased $105.5 million or 12.8% from the first six months of 2014. Changes in cost of services and products sold for the periods presented were attributable to the following significant items:

Change in Cost of Services and Products Sold — 2015 vs. 2014	Three Months Ended	Six Months Ended
(In millions)	June 30, 2015	June 30, 2015
Impact of foreign currency translation.	(28.5)	(59.2)
Decreased costs due to changes in revenues (exclusive of the effects of foreign currency translation and fluctuations in commodity costs included in selling prices).	(25.1)	(39.3)
Other	(3.2)	(7.0)
Total change in cost of services and products sold — 2015 vs. 2014	$(56.8)	$(105.5)

Selling, General and Administrative Expenses
Selling, general and administrative expenses for the second quarter of 2015 decreased $19.5 million or 25.0% from the second quarter of 2014. Selling, general and administrative expenses for the first six months of 2015 decreased $22.4 million or 15.5% from the first six months of 2014.  These decreases were primarily related to the impact of foreign currency translation, lower bad debt reserves and decreased professional fees.

Other (Income) Expenses
This income statement classification includes: certain foreign currency gains, net gains on disposal of non-core assets, employee termination benefit costs and costs to exit activities. The most significant change in Other (income) expenses during the second quarter and first six months of 2015 related to the foreign currency gain of $10.9 million primarily related to converting Swiss franc bank deposits to euros. This gain was associated with advances received for the Harsco Rail Segment's two contracts with SBB. The most significant change in Other (income) expenses during the second quarter and first six months of 2014 related to restructuring program costs associated with Project Orion and non-cash impaired asset write-downs. Additional information on Other (income) expenses is included in Note 16, Other (Income) Expenses, in Part I, Item 1, Financial Statements.

	Three Months Ended		Six Months Ended
	June 30		June 30
(In thousands)	2015	2014	2015	2014
Restructuring Program costs (see Note 18)	$—	$8,539	$—	$8,539
Net gains	(2,942)	(650)	(6,732)	(3,008)
Foreign currency gains related to Harsco Rail Segment advances on contracts	—	—	(10,940)	—
Impaired asset write-downs	—	13,982	—	14,080
Other (a)	2,584	5,645	4,109	7,249
Other (income) expenses	$(358)	$27,516	$(13,563)	$26,860
(a) Other includes employee termination benefit costs and costs to exit activities that are not directly related to the restructuring programs detailed in Note 18, Restructuring Programs, in Part I, Item 1, Financial Statements.

Interest Expense
Interest expense during the second quarter and first six months of 2015 decreased $0.1 million and increased $0.3 million, respectively, from the second quarter and first six months of 2014.  There were no individually significant items related to the change in this Statement of Operations caption.

Change in Fair Value to the Unit Adjustment Liability
Change in fair value to the unit adjustment liability during the second quarter and first six months of 2015 decreased by $0.3 million and $0.6 million from the second quarter and first six months of 2014, respectively. This is a non-cash expense. See Note 6, Equity Method Investments and Note 14, Derivative Instruments, Hedging Activities and Fair Value, in Part I, Item 1, Financial Statements for additional information.

Income Tax Expense
The income tax expense related to continuing operations for the second quarter and first six months of 2015 was $7.1 million and $20.0 million, respectively, compared with $4.8 million and $10.2 million for the second quarter and first six months of 2014, respectively. The income tax expense for the second quarter of 2015 compared with the second quarter of 2014 increased primarily due to the increase in income in profitable jurisdictions, as well as the non-recurring expiration of statutes of limitations for uncertain tax positions in certain foreign jurisdictions in 2014, offset by the additional income tax benefit on the increase in the Company's equity loss in unconsolidated entities. The income tax expense for the first six months of 2015 compared with the first six months of 2014 increased primarily due to the increase in income in profitable jurisdictions, as well as the non-recurring expiration of statutes of limitations for uncertain tax positions in certain foreign jurisdictions in 2014.

Income (Loss) from Continuing Operations
Income from continuing operations was $7.5 million in the second quarter of 2015 compared with the loss from continuing operations of $13.7 million in the second quarter of 2014. This change is primarily related to lower year over year costs in the Harsco Metals & Minerals Segment related to restructuring charges for Project Orion; bad debt reserves for two specific customers; site exits and non-cash long-lived asset impairment charges incurred in the prior year; Project Orion restructuring benefits in the Harsco Metals & Minerals Segment; partially offset by decreased income in the Harsco Metals & Minerals due to decreased steel production by customers under services contracts; the impact of exited contracts; reduced nickel and scrap price; and demand, higher maintenance costs and higher administrative costs; the impact of foreign currency translation; and an increase in income tax expense.

Income from continuing operations was $23.7 million in the first six months of 2015 compared with the loss from continuing operations of $1.7 million in the first six months of 2014. This change is primarily related to lower year over year costs in the Harsco Metals & Minerals Segment related to restructuring charges for Project Orion; bad debt reserves for two specific customers; site exits and non-cash long-lived asset impairment charges incurred in the prior year; the foreign currency gain associated with converting Swiss franc bank deposits to euros during the first quarter of 2015; Project Orion restructuring benefits in the Harsco Metals & Minerals Segment; partially offset by decreased income in the Harsco Metals & Minerals due to decreased steel production by customers under services contracts; the impact of exited contracts; reduced nickel and scrap price and demand; higher maintenance costs and higher administrative costs; the impact of foreign currency translation; the Company's equity in loss of unconsolidated entities related to the Brand joint venture; and an increase in income tax expense.

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
The Company continues to focus on improving working capital efficiency. The Company's Continuous Improvement initiatives are being used to improve the effective and efficient use of working capital, particularly in accounts receivable and inventories.
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
During the first six months of 2015, the Company’s operations generated $45.2 million in operating cash flow, a decrease from the $75.3 million generated in the first six months of 2014.  In the first six months of 2015, the Company invested $63.2 million in capital expenditures, mostly for the Harsco Metals & Minerals Segment, compared with $82.5 million invested in the first six months of 2014.  Additionally, the Company paid $32.9 million in dividends to stockholders in the first six months of 2015, compared with $33.1 million in the first six months of 2014.
The Company also generated $13.4 million in cash flow from asset sales in the first six months of 2015 compared with $6.1 million in cash from asset sales in first six months of 2014. Asset sales have been a normal part of the Company's business model, primarily for the Harsco Metals & Minerals Segment.
The Company’s net cash borrowings increased by $73.8 million in the first six months of 2015, primarily to fund capital expenditures, principally in the Harsco Metals & Minerals Segment; purchase Treasury shares under the Company's share repurchase program then in effect; and for the Protran and JK Rail acquisitions.

Sources and Uses of Cash
The Company’s principal sources of liquidity are cash provided by operations and borrowings under its Credit Agreement, augmented by cash proceeds from asset sales.  The primary drivers of the Company’s cash flow from operations are the Company’s revenues and income.  Cash returns on capital investments made in prior years, for which limited cash is currently required, are a significant source of cash provided by operations.  Depreciation expense related to these investments is a non-cash charge.
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
The following table illustrates available credit at June 30, 2015:

	June 30, 2015
(In millions)	Facility Limit	Outstanding Balance	Available Credit
Multi-year revolving credit agreement (a U.S.-based program)	$500.0	$183.0	$317.0	(a)
(a) The available credit of $317.0 million is limited to $286.5 million due to certain debt covenant restrictions.

In March 2012, the Company entered into a Credit Agreement providing for $525 million of borrowing capacity through a syndicate of 14 banks.

On March 27, 2015, the Company entered into Amendment No. 3 ("Amendment No. 3") to the Amended and Restated Five Year Credit Agreement ("Credit Agreement").  Amendment No. 3 provides for (i) $500 million of borrowing capacity, which the Company may request be increased to $550 million pending lenders’ agreement, through a syndicate of 11 banks; (ii) extension of the current termination date for the Credit Agreement from March 2, 2017 to June 2, 2019 upon successful completion of refinancing the Company's 2.7% notes due October 15, 2015; (iii) replacement of the existing consolidated debt to consolidated earnings before interest, taxes, depreciation and amortization ("EBITDA") ratio with a net debt to consolidated EBITDA ratio not to exceed 3.75 to 1.0 through March 31, 2016 and 3.0 to 1.0 thereafter; and (iv) modification to certain defined terms.  During the three months ended March 31, 2015, the Company expensed $0.6 million of previously deferred financing costs associated with the Credit Agreement for banks which did not participate in Amendment No. 3 to the Credit Agreement.
At June 30, 2015 and December 31, 2014, the Company had $183.0 million and $98.5 million, respectively, of Credit Agreement borrowings outstanding. At June 30, 2015 and December 31, 2014, all such balances were classified as long-term borrowings in the Condensed Consolidated Balance Sheets. Classification of such balances is based on the Company's ability and intent to repay such amounts over the subsequent twelve months, as well as reflects the Company's ability and intent to borrow for a period longer than a year. To the extent the Company expects to repay any amounts within the subsequent twelve months, the amounts are classified as short-term borrowings.
At June 30, 2015, the Company's 2.7% notes due October 15, 2015 are classified as long-term debt on the Condensed Consolidated Balance Sheet based on the Company's intent and ability to refinance this debt on a long-term basis.
The following table summarizes the Company’s current debt ratings:

Rating Agency	Long-term Notes	Watch / Outlook
Standard & Poor’s (S&P)	BB	Negative Outlook
Moody’s	Ba1	Stable Outlook
Fitch	BB+	Stable Outlook

In July 2015, Fitch lowered its long-term Issuer Default Rating on the Company to BB+ from BBB-, while maintaining a stable outlook. Any future downgrades in the Company’s credit ratings will not reduce availability under the Credit Agreement.
In August 2015 the Company terminated its fixed euro rate cross-currency interest swap.  Estimated proceeds from the transaction are approximately $75 million and will be used to meet future cash requirements. Please see Note 14, Derivative Instruments, Hedging Activities and Fair Value, in Part I, Item 1, Financial Statements for additional information.

Working Capital Position
Changes in the Company’s working capital are reflected in the following table:

(Dollars in millions)	June 30 2015		December 31 2014		Increase (Decrease)
Current Assets
Cash and cash equivalents	$67.1		$62.8		$4.3
Trade accounts receivable, net	329.5		325.1		4.4
Other receivables	22.2		28.1		(6.0)
Inventories	208.0		178.9		29.1
Other current assets	82.6		88.5		(5.9)
Total current assets	709.4		683.5		25.9
Current Liabilities
Short-term borrowings and current maturities	33.9		41.9		(8.0)
Accounts payable	152.0		146.5		5.5
Accrued compensation	44.6		53.8		(9.2)
Income taxes payable	3.1		2.0		1.1
Advances on contracts	119.5		117.4		2.1
Due to unconsolidated affiliate	8.9		8.1		0.8
Unit adjustment liability	22.3		22.3		—
Other current liabilities	165.1		173.5		(8.4)
Total current liabilities	549.5		565.6		(16.1)
Working Capital	$159.9		$117.9		$42.0
Current Ratio (a)	1.3	:1	1.2	:1

(a) Calculated as Total current assets divided by Total current liabilities.
Working capital increased $42.0 million or 35.6% for the first six months of 2015 due primarily to an increase in Inventories of $29.1 million due primarily to the long lead times associated with orders in the Harsco Rail Segment, including the SBB orders.
Certainty of Cash Flows
The certainty of the Company's future cash flows is underpinned by the long-term nature of the Company's metals services contracts; the order backlog for the Company's railway track maintenance services and equipment; and overall discretionary cash flows (operating cash flows plus cash from asset sales in excess of the amounts necessary for capital expenditures to maintain current revenue levels) generated by the Company. Historically, the Company has utilized these discretionary cash flows for growth-related capital expenditures, strategic acquisitions, debt repayment and dividend payments.
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
Cash Flow Summary
The Company’s cash flows from operating, investing and financing activities, as reflected in the Condensed Consolidated Statements of Cash Flows, are summarized in the following table:

	Six Months Ended
	June 30
(In millions)	2015	2014
Net cash provided (used) by:
Operating activities	$45.2	$75.3
Investing activities	(73.6)	(99.8)
Financing activities	25.0	9.5
Impact of exchange rate changes on cash	7.7	(1.2)
Net change in cash and cash equivalents	$4.3	$(16.1)

Cash provided by operating activities — Net cash provided by operating activities in the first six months of 2015 was $45.2 million, a decrease of $30.1 million from the first six months of 2014.  The decrease is primarily attributable to increased net working capital in the first six months of 2015 which included a decrease in customer advances and an increase in inventory primarily related to the SBB contracts in the Harsco Rail Segment.
Included in the Cash flows from operating activities section of the Condensed Consolidated Statement of Cash Flows is the caption Other, net. For the six months ended June 30, 2015, this caption principally consisted of the Harsco Rail Segment foreign exchange gain, which is reflected in the Effect of exchange rate changes on cash caption, and net gains on the sale of non-core assets. For the six months ended June 30, 2014 this caption principally consisted of the impact of non-cash impaired asset write-downs related to the Harsco Metals & Minerals Segment.
Also included in the Cash flows from operating activities section of the Condensed Consolidated Statements of Cash Flows is the caption, Other assets and liabilities. For the six months ended June 30, 2015 and 2014, the decreases in this caption were $21.2 million and $28.3 million, respectively. A summary of the major components of this caption for the periods presented is as follows:

	Six Months Ended
	June 30
(In millions)	2015	2014
Net cash provided (used) by:
Change in net defined benefit pension liabilities	$(18.1)	$(17.8)
Change in prepaid expenses	(0.6)	(12.9)
Other	(2.5)	2.4
Total	$(21.2)	$(28.3)
Cash used by investing activities — Net cash used by investing activities in the first six months of 2015 was $73.6 million, a decrease of $26.2 million from the first six months of 2014.  The net decrease was primarily due to a lower level of capital expenditures, primarily in the Harsco Metals & Minerals Segment, a net decrease in purchases of businesses which consisted of Protran and JK Rail in the Harsco Rail Segment in the first six months of 2015 and Hammco in the Harsco Industrial Segment in the first six months of 2014; and an increase in proceeds from sales of assets, partially offset by the final working capital adjustment related to the Infrastructure transaction which was received in 2014.
Cash provided by financing activities — Net cash provided by financing activities in the first six months of 2015 was $25.0 million, an increase of $15.5 million from the first six months of 2014.  The change was primarily due to an increase in year-over-year net cash borrowings, partially offset by an increase in the Treasury shares purchased under the Company's share repurchase program, then in effect.
Debt Covenants
The Company's Credit Agreement contains covenants that provide for a maximum total net debt to consolidated EBITDA ratio not to exceed 3.75 to 1.0, limit the proportion of subsidiary consolidated indebtedness to a maximum of 10% of consolidated tangible assets and require a minimum total consolidated EBITDA to consolidated interest charges ratio of 3.0 to 1.0. The Company’s 5.75% and 2.70% notes include covenants that require the Company to offer to repurchase the notes at 101% of par in the event of a change of control of the Company or disposition of substantially all of the Company’s assets in combination with a downgrade in the Company’s credit rating to non-investment grade.  At June 30, 2015, the Company was in compliance with these covenants. Based on balances at June 30, 2015, the Company could increase borrowings by $286.5 million and still be in compliance with these debt covenants.  The Company expects to continue to be in compliance with these debt covenants for at least the next twelve months.

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

At June 30, 2015, the Company's consolidated cash and cash equivalents included $65.5 million held by non-U.S. subsidiaries. At June 30, 2015, less than 10% of the Company's consolidated cash and cash equivalents had regulatory restrictions that would preclude the transfer of funds with and among subsidiaries. The cash and cash equivalents held by non-U.S. subsidiaries also included $18.6 million held in consolidated strategic ventures. The strategic venture agreements may require strategic venture partner approval to transfer funds with and among subsidiaries. While the Company's remaining non-U.S. cash and cash equivalents can be transferred with and among subsidiaries, the majority of these non-U.S. cash balances will be used to support the ongoing working capital needs and continued growth of the Company's non-U.S. operations.
The Company currently expects to continue paying dividends to stockholders.  In July 2015, the Company declared its 262nd consecutive quarterly cash dividend, payable in November 2015.
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

ITEM 3     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risks have not changed significantly from those disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2014, as revised on Form 8-K filed on June 1, 2015.

ITEM 4.        CONTROLS AND PROCEDURES

Based on the evaluation required by Securities Exchange Act Rules 13a-15(b) and 15d-15(b), the Company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of disclosure controls and procedures, as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e), at June 30, 2015.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective at June 30, 2015.  There have been no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting during the second quarter of 2015.

PART II — OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS
Information on legal proceedings is included in Note 12, Commitments and Contingencies, in Part I, Item 1, Financial Statements.
ITEM 1A.     RISK FACTORS
The Company's risk factors as of June 30, 2015 have not changed materially from those described in Part 1, Item 1A, “Risk Factors,” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, as revised on Form 8-K filed on June 1, 2015.

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

HARSCO CORPORATION
(Registrant)

DATE	August 5, 2015	/s/ PETER F. MINAN
Peter F. Minan
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
10.1	Separation Agreement and General Release, dated May 11, 2015, between Harsco Corporation and A. Verona Dorch
31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).
31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).
32	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer).
101
The following financial statements from Harsco Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 filed with the Securities and Exchange Commission on August 5, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Comprehensive Loss; (iv) the Condensed Consolidated Statements of Cash Flows; (v) the Condensed Consolidated Statements of Equity; and (vi) the Notes to Condensed Consolidated Financial Statements.