Form 10-Q
period 2015-09-30
HARSCO CORP
filed 2015-11-09
CIK 45876

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2015
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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐  NO ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 30, 2015
Common stock, par value $1.25 per share	80,094,365

HARSCO CORPORATION
FORM 10-Q

PART I — FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

HARSCO CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands)	September 30 2015	December 31 2014
ASSETS
Current assets:
Cash and cash equivalents	$57,994	$62,843
Trade accounts receivable, net	298,235	325,104
Other receivables	23,293	28,145
Inventories	210,296	178,922
Other current assets	90,897	88,465
Total current assets	680,715	683,479
Investments	266,707	288,505
Property, plant and equipment, net	583,707	663,244
Goodwill	406,338	416,155
Intangible assets, net	56,240	58,524
Other assets	120,947	159,320
Total assets	$2,114,654	$2,269,227
LIABILITIES
Current liabilities:
Short-term borrowings	$14,945	$16,748
Current maturities of long-term debt	21,869	25,188
Accounts payable	135,723	146,506
Accrued compensation	45,894	53,780
Income taxes payable	5,880	1,985
Dividends payable	16,419	16,535
Insurance liabilities	12,408	12,415
Advances on contracts	118,586	117,398
Due to unconsolidated affiliate	7,832	8,142
Unit adjustment liability	22,320	22,320
Other current liabilities	144,504	144,543
Total current liabilities	546,380	565,560
Long-term debt	822,390	829,709
Deferred income taxes	9,913	6,379
Insurance liabilities	32,288	35,470
Retirement plan liabilities	306,040	350,889
Due to unconsolidated affiliate	21,081	20,169
Unit adjustment liability	61,194	71,442
Other liabilities	42,075	37,699
Total liabilities	1,841,361	1,917,317
COMMITMENTS AND CONTINGENCIES
HARSCO CORPORATION STOCKHOLDERS’ EQUITY
Preferred stock	—	—
Common stock	140,503	140,444
Additional paid-in capital	169,109	165,666
Accumulated other comprehensive loss	(566,903)	(532,256)
Retained earnings	1,247,485	1,283,549
Treasury stock	(760,299)	(749,815)
Total Harsco Corporation stockholders’ equity	229,895	307,588
Noncontrolling interests	43,398	44,322
Total equity	273,293	351,910
Total liabilities and equity	$2,114,654	$2,269,227

See accompanying notes to unaudited condensed consolidated financial statements.

HARSCO CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended			Nine Months Ended
	September 30			September 30
(In thousands, except per share amounts)	2015	2014		2015	2014
Revenues from continuing operations:
Service revenues	$272,463	$341,831		$852,100	$1,054,591
Product revenues	155,871	184,546		483,560	519,613
Total revenues	428,334	526,377		1,335,660	1,574,204
Costs and expenses from continuing operations:
Cost of services sold	224,588	282,907		714,287	873,747
Cost of products sold	112,043	125,831		343,825	361,954
Selling, general and administrative expenses	64,526	67,774		186,891	212,537
Research and development expenses	1,057	854		3,490	4,575
Loss on disposal of the Harsco Infrastructure Segment and transaction costs	1,000	54		1,000	4,653
Other expenses	17,392	513		3,829	27,373
Total costs and expenses	420,606	477,933		1,253,322	1,484,839
Operating income from continuing operations	7,728	48,444		82,338	89,365
Interest income	264	555		951	1,262
Interest expense	(11,110)	(11,949)		(34,812)	(35,328)
Change in fair value to the unit adjustment liability	(2,083)	(2,398)		(6,492)	(7,417)
Income (loss) from continuing operations before income taxes and equity loss	(5,201)	34,652		41,985	47,882
Income tax expense	(6,985)	(13,925)		(26,945)	(24,079)
Equity in income (loss) of unconsolidated entities, net	3,105	5,805		(396)	1,057
Income (loss) from continuing operations	(9,081)	26,532		14,644	24,860
Discontinued operations:
Income (loss) on disposal of discontinued business	(637)	(640)		(849)	452
Income tax (expense) benefit related to discontinued business	235	237		313	(168)
Income (loss) from discontinued operations	(402)	(403)		(536)	284
Net income (loss)	(9,483)	26,129		14,108	25,144
Less: Net (income) loss attributable to noncontrolling interests	827	(1,532)		(925)	(2,948)
Net income (loss) attributable to Harsco Corporation	$(8,656)	$24,597		$13,183	$22,196
Amounts attributable to Harsco Corporation common stockholders:
Income (loss) from continuing operations, net of tax	$(8,254)	$25,000		$13,719	$21,912
Income (loss) from discontinued operations, net of tax	(402)	(403)		(536)	284
Net income (loss) attributable to Harsco Corporation common stockholders	$(8,656)	$24,597		$13,183	$22,196

Weighted-average shares of common stock outstanding	80,238	80,918		80,233	80,873
Basic earnings (loss) per common share attributable to Harsco Corporation common stockholders:
Continuing operations	$(0.10)	$0.31		$0.17	$0.27
Discontinued operations	(0.01)	—		(0.01)	—
Basic earnings (loss) per share attributable to Harsco Corporation common stockholders	$(0.11)	$0.30	(a)	$0.16	$0.27

Diluted weighted-average shares of common stock outstanding	80,238	81,099		80,363	81,093
Diluted earnings (loss) per common share attributable to Harsco Corporation common stockholders:
Continuing operations	$(0.10)	$0.31		$0.17	$0.27
Discontinued operations	(0.01)	—		(0.01)	—
Diluted earnings (loss) per share attributable to Harsco Corporation common stockholders	$(0.11)	$0.30	(a)	$0.16	$0.27

Cash dividends declared per common share	$0.205	$0.205		$0.615	$0.615
(a) Does not total due to rounding.
See accompanying notes to unaudited condensed consolidated financial statements.

HARSCO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

	Three Months Ended
	September 30
(In thousands)	2015	2014
Net income (loss)	$(9,483)	$26,129
Other comprehensive income (loss):
Foreign currency translation adjustments, net of deferred income taxes of $(3,747) and $5,322 in 2015 and 2014, respectively	(36,854)	(18,355)
Net gain (loss) on cash flow hedging instruments, net of deferred income taxes of $(799) and $(458) in 2015 and 2014, respectively	4,164	(1,244)
Pension liability adjustments, net of deferred income taxes of $(2,384) and $(2,057) in 2015 and 2014, respectively	19,580	18,211
Unrealized gain (loss) on marketable securities, net of deferred income taxes of $4 and $(1) in 2015 and 2014, respectively	(8)	2
Total other comprehensive loss	(13,118)	(1,386)
Total comprehensive income (loss)	(22,601)	24,743
Less: Comprehensive (income) loss attributable to noncontrolling interests	1,917	(877)
Comprehensive income (loss) attributable to Harsco Corporation	$(20,684)	$23,866

	Nine Months Ended
	September 30
(In thousands)	2015	2014
Net income	$14,108	$25,144
Other comprehensive income (loss):
Foreign currency translation adjustments, net of deferred income taxes of $(855) and $4,862 in 2015 and 2014, respectively	(74,671)	(16,608)
Net gain (loss) on cash flow hedging instruments, net of deferred income taxes of $(1,337) and $210 in 2015 and 2014, respectively	10,045	(3,111)
Pension liability adjustments, net of deferred income taxes of $(3,344) and $(2,130) in 2015 and 2014, respectively	27,796	18,887
Unrealized gain (loss) on marketable securities, net of deferred income taxes of $7 and $(3) in 2015 and 2014, respectively	(12)	6
Total other comprehensive loss	(36,842)	(826)
Total comprehensive income (loss)	(22,734)	24,318
Less: Comprehensive (income) loss attributable to noncontrolling interests	1,270	(1,879)
Comprehensive income (loss) attributable to Harsco Corporation	$(21,464)	$22,439

See accompanying notes to unaudited condensed consolidated financial statements.

HARSCO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
	September 30
(In thousands)	2015	2014
Cash flows from operating activities:
Net income	$14,108	$25,144
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	110,343	124,855
Amortization	9,003	8,937
Change in fair value to the unit adjustment liability	6,492	7,417
Deferred income tax expense	9,998	4,054
Equity in (income) loss of unconsolidated entities, net	396	(1,057)
Loss on disposal of Harsco Infrastructure Segment	—	2,911
Other, net	(12,345)	16,677
Changes in assets and liabilities:
Accounts receivable	9,161	(38,349)
Inventories	(36,472)	(22,772)
Accounts payable	(3,346)	(18,250)
Accrued interest payable	7,658	8,741
Accrued compensation	(3,640)	9,415
Advances on contracts	7,548	96,041
Harsco 2011/2012 Restructuring Program accrual	(305)	(2,455)
Other assets and liabilities	(29,497)	(36,019)
Net cash provided by operating activities	89,102	185,290

Cash flows from investing activities:
Purchases of property, plant and equipment	(91,583)	(135,170)
Proceeds from the Infrastructure Transaction	—	15,699
Proceeds from sales of assets	20,777	11,153
Purchases of businesses, net of cash acquired	(7,705)	(26,244)
Payment of unit adjustment liability	(16,740)	(16,740)
Other investing activities, net	(7,975)	473
Net cash used by investing activities	(103,226)	(150,829)

Cash flows from financing activities:
Short-term borrowings, net	1,211	3,971
Current maturities and long-term debt:
Additions	92,993	117,470
Reductions	(101,679)	(120,544)
Cash dividends paid on common stock	(49,311)	(49,734)
Dividends paid to noncontrolling interests	(1,559)	(2,186)
Purchase of noncontrolling interests	(395)	—
Common stock acquired for treasury	(12,143)	—
Proceeds from cross-currency interest rate swap termination	75,057	—
Other financing activities, net	(2,607)	—
Net cash provided (used) by financing activities	1,567	(51,023)

Effect of exchange rate changes on cash	7,708	(4,440)
Net decrease in cash and cash equivalents	(4,849)	(21,002)
Cash and cash equivalents at beginning of period	62,843	93,605
Cash and cash equivalents at end of period	$57,994	$72,603

See accompanying notes to unaudited condensed consolidated financial statements.

HARSCO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (Unaudited)

	Harsco Corporation Stockholders’ Equity
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests
(In thousands, except share and per share amounts)	Issued	Treasury					Total
Balances, January 1, 2014	$140,248	$(746,237)	$159,025	$1,372,041	$(370,615)	$43,093	$597,555
Net income				22,196		2,948	25,144
Cash dividends declared:
Common @ $0.615 per share				(49,763)			(49,763)
Noncontrolling interests						(2,319)	(2,319)
Total other comprehensive income (loss), net of deferred income taxes of $2,939					243	(1,069)	(826)
Contributions from noncontrolling interests						1,560	1,560
Noncontrolling interests transferred in the Infrastructure Transaction						(905)	(905)
Vesting of restricted stock units and other stock grants, net 130,603 shares	195	(712)	2,067				1,550
Amortization of unearned portion of stock-based compensation, net of forfeitures			3,881				3,881
Balances, September 30, 2014	$140,443	$(746,949)	$164,973	$1,344,474	$(370,372)	$43,308	$575,877

	Harsco Corporation Stockholders’ Equity
(In thousands, except share and per share amounts)	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests
	Issued	Treasury					Total
Balances, January 1, 2015	$140,444	$(749,815)	$165,666	$1,283,549	$(532,256)	$44,322	$351,910
Net income				13,183		925	14,108
Cash dividends declared:
Common @ $0.615 per share				(49,247)			(49,247)
Noncontrolling interests						(1,559)	(1,559)
Total other comprehensive loss, net of deferred income taxes of $(5,529)					(34,647)	(2,195)	(36,842)
Contributions from noncontrolling interests						2,100	2,100
Purchase of subsidiary shares from noncontrolling interest			(3)			(395)	(398)
Sale of investment in consolidated subsidiary						200	200
Vesting of restricted stock units and other stock grants, net 31,147 shares	59	(264)	(99)				(304)
Treasury shares repurchased, 596,632 shares		(10,220)					(10,220)
Amortization of unearned portion of stock-based compensation, net of forfeitures			3,545				3,545
Balances, September 30, 2015	$140,503	$(760,299)	$169,109	$1,247,485	$(566,903)	$43,398	$273,293

See accompanying notes to unaudited condensed consolidated financial statements.

HARSCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.     Basis of Presentation
Harsco Corporation (the “Company”) has prepared these unaudited condensed consolidated financial statements based on Securities and Exchange Commission rules that permit reduced disclosure for interim periods.  In the opinion of management, all adjustments (all of which are of a normal recurring nature) that are necessary for a fair statement are reflected in the unaudited condensed consolidated financial statements.  The December 31, 2014 Condensed Consolidated Balance Sheet information contained in this Quarterly Report on Form 10-Q was derived from the 2014 audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for an annual report.  The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements, including the notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, as revised in the Company's Current Report on Form 8-K filed on June 1, 2015.
Operating results and cash flows for the three and nine months ended September 30, 2015 are not indicative of the results that may be expected for the year ending December 31, 2015.

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

In connection with the revision, the Company additionally corrected all previously disclosed immaterial out-of-period adjustments, including tax adjustments. The impact of revising the Company’s Condensed Consolidated Balance Sheets, Condensed Statements of Operations and Condensed Consolidated Statements of Cash Flows for all periods presented are as follows:

	December 31, 2014
(In thousands)	As Previously Reported	Revision	As Revised
ASSETS
Inventories	$177,265	$1,657	$178,922
Total current assets	681,822	1,657	683,479
Other assets	155,551	3,769	159,320
Total assets	2,263,801	5,426	2,269,227

LIABILITIES
Other liabilities	$25,849	$11,850	$37,699
Total liabilities	1,905,467	11,850	1,917,317

HARSCO CORPORATION STOCKHOLDERS’ EQUITY
Accumulated other comprehensive loss	$(532,491)	$235	$(532,256)
Retained earnings	1,290,208	(6,659)	1,283,549
Total Harsco Corporation stockholders’ equity	314,012	(6,424)	307,588
Total equity	358,334	(6,424)	351,910
Total liabilities and equity	2,263,801	5,426	2,269,227

	Three Months Ended
	September 30, 2014
(In thousands, except per share amounts)	As Previously Reported	Revision	As Revised
Costs and expenses from continuing operations:
Cost of services sold	$285,098	$(2,191)	$282,907
Selling, general and administrative expenses	68,289	(515)	67,774
Total costs and expenses	480,639	(2,706)	477,933

Operating income from continuing operations	$45,738	$2,706	$48,444
Income from continuing operations before income taxes and equity income	31,946	2,706	34,652
Income tax expense	(11,671)	(2,254)	(13,925)
Equity in income of unconsolidated entities, net	5,295	510	5,805
Income from continuing operations	25,570	962	26,532
Net income	25,167	962	26,129
Net income attributable to Harsco Corporation	23,635	962	24,597

Amounts attributable to Harsco Corporation common stockholders:
Income from continuing operations, net of tax	$24,038	$962	$25,000
Net income attributable to Harsco Corporation common stockholders	23,635	962	24,597

Basic income per common share attributable to Harsco Corporation common stockholders:
Continuing operations	$0.30	$0.01	$0.31
Basic income per share attributable to Harsco Corporation common stockholders	0.29	0.01	0.30

Diluted income per common share attributable to Harsco Corporation common stockholders:
Continuing operations	$0.30	$0.01	$0.31
Diluted income per share attributable to Harsco Corporation common stockholders	0.29	0.01	0.30

	Nine Months Ended
	September 30, 2014
(In thousands, except per share amounts)	As Previously Reported	Revision	As Revised
Revenues from continuing operations:
Service revenues	$1,054,040	$551	$1,054,591
Total revenues	1,573,653	551	1,574,204

Costs and expenses from continuing operations:
Cost of services sold	$875,898	$(2,151)	$873,747
Selling, general and administrative expenses	213,052	(515)	212,537
Research and development expenses	5,456	(881)	4,575
Loss on disposal of the Harsco Infrastructure Segment and transaction costs	5,607	(954)	4,653
Total costs and expenses	1,489,340	(4,501)	1,484,839

Operating income from continuing operations	$84,313	$5,052	$89,365
Income from continuing operations before income taxes and equity income	42,830	5,052	47,882
Income tax expense	(20,424)	(3,655)	(24,079)
Income from continuing operations	23,463	1,397	24,860
Net income	23,747	1,397	25,144
Net income attributable to Harsco Corporation	20,799	1,397	22,196

Amounts attributable to Harsco Corporation common stockholders:
Income from continuing operations, net of tax	$20,515	$1,397	$21,912
Net income attributable to Harsco Corporation common stockholders	20,799	1,397	22,196

Basic income per common share attributable to Harsco Corporation common stockholders:
Continuing operations	$0.25	$0.02	$0.27
Basic income per share attributable to Harsco Corporation common stockholders	0.26	0.01	0.27

Diluted earnings per common share attributable to Harsco Corporation common stockholders:
Continuing operations	$0.25	$0.02	$0.27
Diluted income per share attributable to Harsco Corporation common stockholders	0.26	0.01	0.27

	Nine Months Ended
	September 30, 2014
(In thousands)	As Previously Reported	Revision	As Revised
Net cash provided (used) by:
Operating activities	$184,409	$881	$185,290
Investing activities	(149,948)	(881)	(150,829)

As of September 30, 2015, the cumulative impact of this revision was a $6.7 million reduction in retained earnings. The diluted loss per share from continuing operations decrease for the year ended December 31, 2014 was $0.03. The diluted loss per share from continuing operations increase for the years ended December 31, 2013 and 2012 was $0.06 for both periods. The notes to the condensed consolidated financial statements for the three and nine months ended September 30, 2015 have been revised, as applicable.

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
In April 2015, the FASB issued changes related to simplifying the presentation of debt issuance costs. The changes require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct reduction from the carrying amount of that debt liability. In August 2015, the FASB added guidance about the presentation and subsequent measurement of debt issuance costs associated with line-of-credit arrangements. The changes become effective for the Company on January 1, 2016. Management has determined that these changes will not have a material impact on the Company's condensed consolidated financial statements.
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
In July 2015, the FASB issued changes related to the simplification of the measurement of inventory. The changes require entities to measure most inventory at the lower of cost and net realizable value, thereby simplifying the current guidance under which an entity must measure inventory at the lower of cost or market. The changes do not apply to inventories that are measured using either the last-in, first-out method or the retail inventory method. The changes become effective for the Company on January 1, 2017. Management has determined that these changes will not have a material impact on the Company's condensed consolidated financial statements.

In September 2015, the FASB issued changes simplifying the accounting for measurement period adjustments for business combinations. The changes result in an acquirer no longer being required to retrospectively reflect adjustments to provisional amounts during the measurement period as if they were recognized as of the acquisition date. Instead the acquirer would record the effect of the change to the provisional amounts during the measurement period in which the adjustment is identified. The changes also require additional disclosure related to such measurement period adjustments. The changes become effective for the Company on January 1, 2016. Management has determined that these changes will not have a material impact on the Company's condensed consolidated financial statements.

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

5.    Accounts Receivable and Inventories
Accounts receivable consist of the following:

(In thousands)	September 30 2015	December 31 2014
Trade accounts receivable	$322,751	$340,223
Less: Allowance for doubtful accounts	(24,516)	(15,119)
Trade accounts receivable, net	$298,235	$325,104

Other receivables (a)	$23,293	$28,145
(a) Other receivables include insurance claim receivables, employee receivables, tax claim receivables, receivables from affiliates and other miscellaneous receivables not included in Trade accounts receivable, net.
The provision for doubtful accounts related to trade accounts receivable was as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(In thousands)	2015	2014	2015	2014
Provision for doubtful accounts related to trade accounts receivable	$10,005	$(170)	$10,615	$7,176
The increase in the Allowance for doubtful accounts since December 31, 2014 and the Provision for doubtful accounts for the three and nine months ended September 30, 2015 relates to one European customer in the Harsco Metals & Minerals Segment which ceased operations and began the formal process of liquidation.
Inventories consist of the following:

(In thousands)	September 30 2015	December 31 2014
Finished goods	$35,898	$30,525
Work-in-process	69,938	28,690
Raw materials and purchased parts	75,927	87,985
Stores and supplies	28,533	31,722
Inventories	$210,296	$178,922

6. Equity Method Investments

In November 2013, the Company consummated the previously announced transaction to sell the Company's Harsco Infrastructure Segment into a strategic venture with Clayton, Dubilier & Rice ("CD&R") as part of a transaction that combined the Harsco Infrastructure Segment with Brand Energy & Infrastructure Services, Inc., which CD&R simultaneously acquired (the "Infrastructure Transaction"). As a result of the Infrastructure Transaction, the Company owns an approximate 29% equity interest in Brand Energy & Infrastructure Services Inc. and Subsidiaries ("Brand" or the "Infrastructure strategic venture") at both September 30, 2015 and December 31, 2014.

The book value of the Company's equity method investment in Brand at September 30, 2015 and December 31, 2014 was $264.2 million and $285.7 million, respectively. The Company records the Company's proportionate share of Brand's net income or loss one quarter in arrears. Brand's results of operations for the three months ended June 30, 2015 and 2014 and the nine months ended June 30, 2015 and the period from November 27, 2013 through June 30, 2014, are summarized as follows:

(In thousands)	Three Months Ended June 30 2015	Three Months Ended June 30 2014	Nine Months Ended June 30 2015	Period From November 27 2013 Through June 30 2014
Summarized Statement of Operations Information of Brand:
Net revenues	$736,178	$827,735	$2,217,904	$1,805,592
Gross profit	154,710	187,272	486,656	387,966
Net income (loss) attributable to Brand Energy & Infrastructure Services, Inc. and Subsidiaries	10,817	18,866	(1,384)	4,259

Harsco's equity in income (loss) of Brand	3,105	5,770	(396)	1,021

The Company is required to make a quarterly payment to the Company's partner in the Infrastructure strategic venture, either (at the Company's election) (i) in cash, with total payments to equal approximately $22 million per year on a pre-tax basis (approximately $15 million per year after-tax), or (ii) in kind, through the transfer of approximately 2.5% of the Company's ownership interest in the Infrastructure strategic venture on an annual basis (the "unit adjustment liability"). The resulting liability is reflected in the caption, Unit adjustment liability, on the Company's Condensed Consolidated Balance Sheets. The Company will recognize the change in fair value to the unit adjustment liability each period until the Company is no longer required to make these payments or chooses not to make these payments. The change in fair value to the unit adjustment liability is a non-cash expense. For the three and nine months ended September 30, 2015, the Company recognized $2.1 million and $6.5 million, respectively, of change in fair value to the unit adjustment liability, compared to $2.4 million and $7.4 million for the three and nine months ended September 30, 2014, respectively.

The Condensed Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014 include balances related to the unit adjustment liability of $83.5 million and $93.8 million, respectively, in the current and non-current captions, Unit adjustment liability. A reconciliation of beginning and ending balances related to the unit adjustment liability is included in Note 14, Derivative Instruments, Hedging Activities and Fair Value.

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

Balances related to transactions between the Company and Brand are as follows:

(In thousands)	September 30 2015	December 31 2014
Balances due from Brand	$2,330	$1,860
Balances due to Brand	28,913	28,311

These balances between the Company and Brand relate primarily to the funding of certain transferred defined benefit pension plan obligations through 2018. There is not expected to be any significant level of revenue or expense between the Company and Brand on an ongoing basis once all aspects of the Infrastructure Transaction have been finalized.

7.     Property, Plant and Equipment
Property, plant and equipment consists of the following:

(In thousands)	September 30 2015	December 31 2014
Land	$11,065	$15,721
Land improvements	15,408	15,898
Buildings and improvements	201,213	205,409
Machinery and equipment	1,725,312	1,861,965
Construction in progress	55,657	87,414
Gross property, plant and equipment	2,008,655	2,186,407
Less: Accumulated depreciation	(1,424,948)	(1,523,163)
Property, plant and equipment, net	$583,707	$663,244

8.     Goodwill and Other Intangible Assets
The following table reflects the changes in carrying amounts of goodwill by segment for the nine months ended September 30, 2015:

(In thousands)	Harsco Metals & Minerals Segment	Harsco Industrial Segment	Harsco Rail Segment	Consolidated Totals
Balance at December 31, 2014	$400,006	$6,839	$9,310	$416,155
Changes to goodwill (a)	(493)	—	3,489	2,996
Foreign currency translation	(12,813)	—	—	(12,813)
Balance at September 30, 2015	$386,700	$6,839	$12,799	$406,338
(a) Changes to goodwill in the Harsco Rail Segment relate to the acquisitions of Protran and JK Rail. See Note 4, Acquisitions. In addition, the change to goodwill in the Harsco Metals & Minerals Segment relates to the allocation of goodwill associated with the sale of the Company's Pakistan-based chromium operations.
The Company’s 2014 annual goodwill impairment testing did not result in any impairment of the Company’s goodwill. The fair value of the Harsco Metals & Minerals Segment exceeded the carrying value by approximately 10%.  The Company tests for goodwill impairment annually or more frequently if indicators of impairment exist, or if a decision is made to dispose of a business.  The Company performs the annual goodwill impairment test as of October 1 and monitors for triggering events on an ongoing basis.  The Company determined that, as of September 30, 2015, no interim goodwill impairment testing was necessary.  There can be no assurance that the Company’s annual goodwill impairment testing will not result in a charge to earnings. Should the Company’s analysis continue to indicate degradation in the overall markets served by the Harsco Metals & Minerals Segment, impairment losses for associated assets could be required. Any impairment could result in the write-down of the carrying value of goodwill to its implied fair value.
Intangible assets included in the captions, Other current assets and Intangible assets, net, on the Condensed Consolidated Balance Sheets consist of the following:

	September 30, 2015		December 31, 2014
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer related	$155,416	$111,256	$157,530	$112,211
Non-compete agreements	1,097	1,047	1,107	1,039
Patents	5,912	5,474	6,079	5,399
Technology related	25,743	22,589	26,548	21,233
Trade names	8,308	4,077	7,745	3,733
Other	8,794	4,545	7,420	4,290
Total	$205,270	$148,988	$206,429	$147,905

Amortization expense for intangible assets was as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(In thousands)	2015	2014	2015	2014
Amortization expense for intangible assets	$2,286	$2,398	$6,602	$7,544

The estimated amortization expense for the next five fiscal years based on current intangible assets is as follows:

(In thousands)	2015	2016	2017	2018	2019
Estimated amortization expense (b)	$9,000	$8,750	$6,000	$5,750	$5,500
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

At September 30, 2015, the Company was in compliance with all debt covenants as the total net debt to consolidated EBITDA ratio was 2.7 to 1.0, the proportion of subsidiary consolidated indebtedness to consolidated tangible assets was 0.8% and total consolidated EBITDA to consolidated interest charges was 6.3 to 1.0.
At September 30, 2015 and December 31, 2014, the Company had $100.0 million and $98.5 million, respectively, of Credit Agreement borrowings outstanding. At September 30, 2015 and December 31, 2014, all such balances were classified as long-term borrowings in the Condensed Consolidated Balance Sheets. Classification of such balances is based on the Company's ability and intent to repay such amounts over the subsequent twelve months, as well as reflects the Company's ability and intent to borrow for a period longer than a year. To the extent the Company expects to repay any amounts within the subsequent twelve months, the amounts are classified as short-term borrowings.
At September 30, 2015, the Company's 2.7% notes due October 15, 2015 are classified as long-term debt on the Condensed Consolidated Balance Sheet based on the Company's ability and intent to refinance this debt on a long-term basis.

On October 15, 2015, the Company repaid the 2.7% notes due October 15, 2015 by utilizing borrowings under the Credit Agreement.  There was no change to the Company's overall debt position as a result of the repayment and the Company remains in compliance with all debt covenants. The expiration of the Credit Agreement, per the terms of Amendment No. 3, is currently March 2, 2017.

10.  Employee Benefit Plans

	Three Months Ended
	September 30
Defined Benefit Pension Plans Net Periodic Pension Cost	U.S. Plans		International Plans
(In thousands)	2015	2014	2015	2014
Service cost	$722	$558	$428	$394
Interest cost	3,089	3,217	9,146	11,024
Expected return on plan assets	(4,203)	(4,196)	(12,630)	(12,743)
Recognized prior service costs	20	22	47	46
Recognized loss	1,230	838	4,244	3,596
Defined benefit pension plans net periodic pension cost	$858	$439	$1,235	$2,317

	Nine Months Ended
	September 30
Defined Benefit Pension Plans Net Periodic Pension Cost	U.S. Plans		International Plans
(In thousands)	2015	2014	2015	2014
Service costs	$2,167	$1,675	$1,320	$1,213
Interest cost	9,268	9,651	27,475	32,948
Expected return on plan assets	(12,609)	(12,590)	(37,914)	(38,039)
Recognized prior service costs	60	68	144	138
Recognized loss	3,689	2,514	12,700	10,732
Amortization of transition liability	—	—	—	56
Defined benefit pension plans net periodic pension cost	$2,575	$1,318	$3,725	$7,048

	Three Months Ended		Nine Months Ended
Company Contributions	September 30		September 30
(In thousands)	2015	2014	2015	2014
Defined benefit pension plans:
United States	$567	$5,909	$1,841	$7,057
International	3,935	4,226	24,166	25,963
Multiemployer pension plans	570	667	1,876	2,334
Defined contribution pension plans	2,619	3,322	8,884	10,321
The Company's estimate of expected contributions to be paid during the remainder of 2015 for the U.S. and international defined benefit plans are $0.6 million and $4.2 million, respectively.

11.     Income Taxes

The income tax expense related to continuing operations for the three and nine months ended September 30, 2015 was $7.0 million and $26.9 million, respectively, compared with $13.9 million and $24.1 million for the three and nine months ended September 30, 2014, respectively.

An income tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, based on technical merits, including resolutions of any related appeals or litigation processes. The unrecognized income tax benefit at September 30, 2015 was $7.4 million, including interest and penalties.  During the current quarter, there was a decrease of $7.1 million in unrecognized income tax benefit resulting from the adjustment by a foreign tax authority as a result of a tax audit. The unrecognized income tax benefit was related to a net operating loss carryforward that carried a full valuation allowance. As a result, the related deferred tax asset was decreased by the same amount. Within the next twelve months, it is reasonably possible that up to $1.2 million of unrecognized income tax benefits will be recognized upon settlement of tax examinations and the expiration of various statutes of limitations.

12.   Commitments and Contingencies

Environmental
The Company is involved in a number of environmental remediation investigations and cleanups and, along with other companies, has been identified as a “potentially responsible party” for certain waste disposal sites.  While each of these matters is subject to various uncertainties, it is probable that the Company will agree to make payments toward funding certain of these activities and it is possible that some of these matters will be decided unfavorably to the Company.  The Company has evaluated its potential liability, and its financial exposure is dependent upon such factors as the continuing evolution of environmental laws and regulatory requirements, the availability and application of technology, the allocation of cost among potentially responsible parties, the years of remedial activity required and the remediation methods selected.  The Condensed Consolidated Balance Sheets at September 30, 2015 and December 31, 2014 include accruals in Other current liabilities of $1.3 million and $1.2 million, respectively, for environmental matters.  The amounts charged against pre-tax income related to environmental matters totaled $0.3 million and $0.8 million for the three and nine months ended September 30, 2015, respectively. The amounts charged against pre-tax income related to environmental matters totaled $0.4 million and $1.7 million for the three and nine months ended September 30, 2014, respectively.

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
In October 2009, the Company received notification of the SPRA’s final administrative decision regarding the levying of ICMS in the State of São Paulo in relation to services provided to a customer in the State between January 2004 and May 2005.  As of September 30, 2015, the principal amount of the tax assessment from the SPRA with regard to this case was approximately $2 million, with penalty, interest and fees assessed to date increasing such amount by an additional $17 million.  Any change in the aggregate amount since the Company’s last Annual Report on Form 10-K for the year ended December 31, 2014, as revised in the Company's Current Report on Form 8-K filed on June 1, 2015, is due to an increase in assessed interest and statutorily mandated legal fees for the period as well as foreign currency translation.
Another ICMS tax case involving the SPRA refers to the tax period from January 2002 to December 2003, and is still pending at the administrative phase. The aggregate amount assessed by the tax authorities in August 2005 was $6.2 million (the amounts with regard to this claim are valued as of the date of the assessment since it has not yet reached the collection phase), composed of a principal amount of $1.5 million, with penalty and interest assessed through that date increasing such amount by an additional $4.7 million.  All such amounts include the effect of foreign currency translation.
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

The Company is continuing to review all known labor claims and as of September 30, 2015 and December 31, 2014, the Company has established reserves of $7.3 million and $8.6 million, respectively, on the Company's Condensed Consolidated Balance Sheets for amounts considered to be probable and estimable. The decrease in the reserves is primarily attributable to foreign currency translation. As the Company continues to evaluate these claims and takes actions to address them, the amount of established reserves may be impacted.

Customer Disputes
The Company, through its Harsco Metals & Minerals Segment, provides services through long-term service contracts on a number of sites worldwide. As the Company has previously disclosed, a subcontractor at the site of a large customer in the Harsco Metals & Minerals Segment had filed arbitration against the Company, claiming that it was owed monetary damages from the Company in connection with its processing certain materials. Additionally, related to this matter, the Company has brought suit against its customer which the Company believed had responsibility for any damages. During the third quarter of 2015, all parties involved reached a binding settlement agreement. The Company recorded a charge of $4.2 million related to its obligations under the settlement agreement.

The Company, through its Harsco Metals & Minerals Segment, may, in the normal course of business, become involved in commercial disputes with other subcontractors or customers. Although results of operations and cash flows for a given period could be adversely affected by a negative outcome in these or other lawsuits, claims or proceedings, management believes that the ultimate outcome of these matters will not have a material adverse effect on the Company's financial condition, results of operations or cash flows.

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
At September 30, 2015, there were 17,221 pending asbestos personal injury actions filed against the Company.  Of those actions, 16,893 were filed in the New York Supreme Court (New York County), 125 were filed in other New York State Supreme Court Counties and 203 were filed in courts located in other states.
The complaints in most of those actions generally follow a form that contains a standard damages demand of $20 million or $25 million, regardless of the individual plaintiff’s alleged medical condition, and without identifying any specific Company product.
At September 30, 2015, 16,759 of the actions filed in New York Supreme Court (New York County) were on the Deferred/Inactive Docket created by the court in December 2002 for all pending and future asbestos actions filed by persons who cannot demonstrate that they have a malignant condition or discernible physical impairment. The remaining 134 cases in New York County are pending on the Active or In Extremis Docket created for plaintiffs who can demonstrate a malignant condition or physical impairment.
The Company has liability insurance coverage under various primary and excess policies that the Company believes will be available, if necessary, to substantially cover any liability that might ultimately be incurred in the asbestos actions referred to above. The Company believes that a substantial portion of the costs and expenses of the asbestos actions will be paid by the Company’s insurers.

In view of the persistence of asbestos litigation in the United States, the Company expects to continue to receive additional claims in the future. The Company intends to continue its practice of vigorously defending these claims and cases. At September 30, 2015, the Company has obtained dismissal in 27,679 cases by stipulation or summary judgment prior to trial.
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
Insurance liabilities are recorded when it is probable that a liability has been incurred for a particular event and the amount of loss associated with the event can be reasonably estimated. Insurance reserves have been estimated based primarily upon actuarial calculations and reflect the undiscounted estimated liabilities for ultimate losses, including claims incurred but not reported. Inherent in these estimates are assumptions that are based on the Company's history of claims and losses, a detailed analysis of existing claims with respect to potential value, and current legal and legislative trends. If actual claims differ from those projected by management, changes (either increases or decreases) to insurance reserves may be required and would be recorded through income in the period the change was determined. When a recognized liability is covered by third-party insurance, the Company records an insurance claim receivable to reflect the covered liability. Insurance claim receivables are included in Other receivables on the Company's Condensed Consolidated Balance Sheets. See Note 1, Summary of Significant Accounting Policies, to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, as revised in the Company's Current Report on Form 8-K filed on June 1, 2015, for additional information on Accrued Insurance and Loss Reserves.

13.  Reconciliation of Basic and Diluted Shares

	Three Months Ended		Nine Months Ended
	September 30		September 30
(In thousands, except per share amounts)	2015	2014	2015	2014
Income (loss) from continuing operations attributable to Harsco Corporation common stockholders	$(8,254)	$25,000	$13,719	$21,912

Weighted-average shares outstanding - basic	80,238	80,918	80,233	80,873
Dilutive effect of stock-based compensation	—	181	130	220
Weighted-average shares outstanding - diluted	$80,238	$81,099	$80,363	$81,093

Earnings (loss) from continuing operations per common share, attributable to Harsco Corporation common stockholders:
Basic	$(0.10)	$0.31	$0.17	$0.27

Diluted	$(0.10)	$0.31	$0.17	$0.27

The following average outstanding stock-based compensation units were not included in the computation of diluted earnings (loss) per share because the effect was antidilutive:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(In thousands)	2015	2014	2015	2014
Restricted stock units	441	—	—	103
Stock options	90	200	101	210
Stock appreciation rights	1,265	372	1,156	453
Performance share units	322	136	265	78

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
All derivative instruments are recorded on the Condensed Consolidated Balance Sheets at fair value.  Changes in the fair value of derivatives used to hedge foreign currency denominated balance sheet items are reported directly in earnings, along with offsetting transaction gains and losses on the items being hedged.  Derivatives used to hedge forecasted cash flows associated with foreign currency commitments or forecasted commodity purchases may be accounted for as cash flow hedges, as deemed appropriate, if the criteria for hedge accounting are met.  Gains and losses on derivatives designated as cash flow hedges are deferred as a separate component of equity and reclassified to earnings in a manner that matches the timing of the earnings impact of the hedged transactions.  Generally, at September 30, 2015, these deferred gains and losses are reclassified to earnings over 10 to 15 years from the balance sheet date.  The ineffective portion of all hedges, if any, is recognized currently in earnings.
The fair values of outstanding derivative contracts recorded as assets and liabilities on the Condensed Consolidated Balance Sheets at September 30, 2015 and December 31, 2014 were as follows:

	Asset Derivatives		Liability Derivatives
(In thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
September 30, 2015
Derivatives designated as hedging instruments:
Foreign currency forward exchange contracts	Other current assets	$3,289	Other current liabilities	$46
Cross-currency interest rate swaps	Other assets	10,455	Other liabilities	—
Total derivatives designated as hedging instruments		$13,744		$46

Derivatives not designated as hedging instruments:
Foreign currency forward exchange contracts	Other current assets	$4,120	Other current liabilities	$724

	Asset Derivatives		Liability Derivatives
(In thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
December 31, 2014
Derivatives designated as hedging instruments:
Foreign currency forward exchange contracts	Other current assets	$420	Other current liabilities	$—
Cross-currency interest rate swaps	Other assets	52,989	Other liabilities	2,599
Total derivatives designated as hedging instruments		$53,409		$2,599

Derivatives not designated as hedging instruments:
Foreign currency forward exchange contracts	Other current assets	$4,065	Other current liabilities	$4,618

All of the Company's derivatives are recorded in the Condensed Consolidated Balance Sheets at gross amounts and not offset. All of the Company's cross-currency interest rate swaps and certain foreign currency forward exchange contracts are transacted under International Swaps and Derivatives Association ("ISDA") documentation. Each ISDA master agreement permits the net settlement of amounts owed in the event of default. The Company's derivative assets and liabilities subject to enforceable master netting arrangements did not result in a net asset or net liability at either September 30, 2015 or December 31, 2014.

The effect of derivative instruments on the Condensed Consolidated Statements of Operations and the Condensed Consolidated Statements of Comprehensive Loss for the three and nine months ended September 30, 2015 and 2014 was as follows:
Derivatives Designated as Hedging Instruments

(In thousands)	Amount of Gain (Loss) Recognized in Other Comprehensive Income (“OCI”) on Derivative - Effective Portion	Location of Gain (Loss) Reclassified from Accumulated OCI into Income - Effective Portion	Amount of Gain Reclassified from Accumulated OCI into Income - Effective Portion	Location of Gain Recognized in Income on Derivative - Ineffective Portion and Amount Excluded from Effectiveness Testing	Amount of Loss Recognized in Income on Derivative - Ineffective Portion and Amount Excluded from Effectiveness Testing
Three Months Ended September 30, 2015:
Foreign currency forward exchange contracts	$2,517	Cost of services and products sold	$78		$—
Cross-currency interest rate swaps	2,446		—	Cost of services and products sold	13,087	(a)
	$4,963		$78		$13,087

Three Months Ended September 30, 2014:
Foreign currency forward exchange contracts	$77		$—		$—
Cross-currency interest rate swaps	(863)		—	Cost of services and products sold	26,629	(a)
	$(786)		$—		$26,629

(In thousands)	Amount of Gain (Loss)Recognized in Other Comprehensive Income (“OCI”) on Derivative - Effective Portion	Location of Gain (Loss) Reclassified from Accumulated OCI into Income - Effective Portion	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income - Effective Portion	Location of Gain (Loss) Recognized in Income on Derivative - Ineffective Portion and Amount Excluded from Effectiveness Testing	Amount of Gain (Loss) Recognized in Income on Derivative - Ineffective Portion and Amount Excluded from Effectiveness Testing
Nine Months Ended September 30, 2015:
Foreign currency forward exchange contracts	$2,851	Cost of services and products sold	$80		$—
Cross currency interest rate swaps	8,531		—	Cost of services and products sold	24,739	(a)
	$11,382		$80		$24,739

Nine Months Ended September 30, 2014:
Foreign currency forward exchange contracts	$97	Cost of services and products sold	$(3)		$—
Cross currency interest rate swaps	(3,418)		—	Cost of services and products sold	21,254	(a)
	$(3,321)		$(3)		$21,254
(a)  These gains (losses) offset foreign currency fluctuation effects on the debt principal.

Derivatives Not Designated as Hedging Instruments

	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative for the Three Months Ended September 30 (a)
(In thousands)		2015	2014
Foreign currency forward exchange contracts	Cost of services and products sold	$2,724	$(1,126)

	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative for the Nine Months Ended September 30 (a)
(In thousands)		2015	2014
Foreign currency forward exchange contracts	Cost of services and products sold	$(4,510)	$(704)
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
The following tables summarize, by major currency, the contractual amounts of the Company’s foreign currency forward exchange contracts in U.S. dollars at September 30, 2015 and December 31, 2014.  The “Buy” amounts represent the U.S. dollar equivalent of commitments to purchase foreign currencies, and the “Sell” amounts represent the U.S. dollar equivalent of commitments to sell foreign currencies.  The recognized gains and losses offset amounts recognized in cost of services and products sold principally as a result of intercompany or third party foreign currency exposures.
Contracted Amounts of Foreign Currency Forward Exchange Contracts Outstanding at September 30, 2015:

(In thousands)	Type	U.S. Dollar Equivalent	Maturity	Recognized Gain (Loss)
British pounds sterling	Sell	$73	October 2015	$—
British pounds sterling	Buy	46,021	October 2015	961
Euros	Sell	126,274	October 2015 through January 2016	(434)
Euros	Buy	198,565	October 2015 through April 2016	5,020
Other currencies	Sell	50,164	October 2015 through May 2016	1,113
Other currencies	Buy	15,487	October 2015	(21)
Total		$436,584		$6,639

Contracted Amounts of Foreign Currency Forward Exchange Contracts Outstanding at December 31, 2014:

(In thousands)	Type	U.S. Dollar Equivalent	Maturity	Recognized Gain (Loss)
British pounds sterling	Sell	$37,943	January 2015	$179
British pounds sterling	Buy	2,783	January 2015	(4)
Euros	Sell	193,370	January 2015 through March 2015	2,993
Euros	Buy	194,084	January 2015 through March 2015	(3,767)
Other currencies	Sell	12,641	January 2015 through December 2015	439
Other currencies	Buy	28,001	January 2015 through June 2015	27
Total		$468,822		$(133)

In addition to foreign currency forward exchange contracts, the Company designates certain loans as hedges of net investments in international subsidiaries.  The Company recorded pre-tax net losses of $2.2 million and pre-tax net gains of $2.4 million during the three and nine months ended September 30, 2015, respectively, and pre-tax net gains of $15.1 million and $20.0 million during the three and nine months ended September 30, 2014, respectively, into Accumulated other comprehensive loss.
Cross-Currency Interest Rate Swaps
The Company uses cross-currency interest rate swaps in conjunction with certain debt issuances in order to secure a fixed local currency interest rate.  Under these cross-currency interest rate swaps, the Company receives interest based on a fixed or floating U.S. dollar rate and pays interest on a fixed local currency rate based on the contractual amounts in dollars and the local currency, respectively.  At maturity, there is also the payment of principal amounts between currencies. The cross-currency interest rate swaps are recorded on the Condensed Consolidated Balance Sheets at fair value, with changes in value attributed to the effect of the swaps’ interest spread and changes in the credit worthiness of the counter-parties recorded in the caption, Accumulated other comprehensive loss.  Changes in value attributed to the effect of foreign currency fluctuations are recorded in the Condensed Consolidated Statements of Operations and offset currency fluctuation effects on the debt principal. The following table indicates the contractual amounts of the Company's cross-currency interest rate swaps at September 30, 2015:

		Interest Rates
(In millions)	Contractual Amount	Receive	Pay
Maturing 2020	$220.0	Fixed U.S. dollar rate	Fixed British pound sterling rate
Maturing 2016 through 2017	7.1	Floating U.S. dollar rate	Fixed rupee rate
During August 2015, the Company effected the early termination of the euro cross-currency interest rate swap with an original maturity date of 2018. The Company received $75.1 million in cash related to this termination. There was no gain or loss recorded on the termination as any change in value attributable to the effect of foreign currency translation was previously recognized in the Condensed Consolidated Statements of Operations.

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

In instances in which multiple levels of inputs are used to measure fair value, hierarchy classification is based on the lowest level input that is significant to the fair value measurement in its entirety.  The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability. The following table indicates the fair value hierarchy of the financial instruments of the Company at September 30, 2015 and December 31, 2014:

Level 2 Fair Value Measurements (In thousands)	September 30 2015	December 31 2014
Assets
Foreign currency forward exchange contracts	$7,409	$4,485
Cross-currency interest rate swaps	10,455	52,989
Liabilities
Foreign currency forward exchange contracts	770	4,618
Cross-currency interest rate swaps	—	2,599
The following table reconciles the beginning and ending balances for liabilities measured on a recurring basis using unobservable inputs (Level 3) for the nine months ended September 30, 2015 and 2014:

Level 3 Liabilities—Unit Adjustment Liability (a) for the Nine Months Ended September 30 (In thousands)	Nine Months Ended
	September 30
	2015	2014
Balance at beginning of period	$93,762	$106,343
Payments	(16,740)	(16,740)
Change in fair value to the unit adjustment liability	6,492	7,417
Balance at end of period	$83,514	$97,020
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
The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and short-term borrowings approximate fair value due to the short-term maturities of these assets and liabilities.  At September 30, 2015 and December 31, 2014, the total fair value of long-term debt, including current maturities, was $841.1 million and $885.0 million, respectively, compared with a carrying value of $844.3 million and $854.9 million, respectively.  Fair values for debt are based on quoted market prices (Level 1) for the same or similar issues, or on the current rates offered to the Company for debt of the same remaining maturities.

15. Review of Operations by Segment

	Three Months Ended		Nine Months Ended
	September 30		September 30
(In thousands)	2015	2014	2015	2014
Revenues From Continuing Operations
Harsco Metals & Minerals	$277,367	$347,625	$862,901	$1,062,208
Harsco Industrial	91,199	105,591	281,883	310,696
Harsco Rail	59,768	73,161	190,876	201,300
Total revenues from continuing operations	$428,334	$526,377	$1,335,660	$1,574,204

Operating Income (Loss) From Continuing Operations
Harsco Metals & Minerals	$(3,331)	$27,058	$25,851	$42,430
Harsco Industrial	13,934	15,955	45,380	49,955
Harsco Rail	7,786	13,976	40,819	33,001
Corporate	(10,661)	(8,545)	(29,712)	(36,021)
Total operating income from continuing operations	$7,728	$48,444	$82,338	$89,365

Depreciation and Amortization
Harsco Metals & Minerals	$34,636	$39,398	$104,368	$121,488
Harsco Industrial	1,855	1,168	4,507	3,712
Harsco Rail	1,476	1,387	4,670	4,135
Corporate	1,799	1,460	5,801	4,457
Total Depreciation and Amortization	$39,766	$43,413	$119,346	$133,792

Capital Expenditures
Harsco Metals & Minerals	$23,205	$41,635	$72,748	$119,977
Harsco Industrial	3,662	4,392	12,467	5,867
Harsco Rail	374	583	1,599	2,549
Corporate	1,096	6,064	4,769	6,777
Total Capital Expenditures	$28,337	$52,674	$91,583	$135,170

Reconciliation of Segment Operating Income to Income (Loss) From Continuing Operations Before Income Taxes and Equity Income (Loss)

	Three Months Ended		Nine Months Ended
	September 30		September 30
(In thousands)	2015	2014	2015	2014
Segment operating income	$18,389	$56,989	$112,050	$125,386
General Corporate expense	(10,661)	(8,545)	(29,712)	(36,021)
Operating income from continuing operations	7,728	48,444	82,338	89,365
Interest income	264	555	951	1,262
Interest expense	(11,110)	(11,949)	(34,812)	(35,328)
Change in fair value to unit adjustment liability	(2,083)	(2,398)	(6,492)	(7,417)
Income (loss) from continuing operations before income taxes and equity income (loss)	$(5,201)	$34,652	$41,985	$47,882

16.   Other Expenses

This Condensed Consolidated Statements of Operations caption includes certain foreign currency gains, net gains on disposal of non-core assets, restructuring program costs, impaired asset write-downs, employee termination benefit costs and costs to exit activities.

	Three Months Ended		Nine Months Ended
	September 30		September 30
(In thousands)	2015	2014	2015	2014
Restructuring programs (see Note 18)	$—	$276	$—	$8,815
Net gains (a)	(1,747)	(1,219)	(8,479)	(4,227)
Foreign currency gains related to Harsco Rail Segment advances on contracts	—	—	(10,940)	—
Bahrain salt cake disposal	7,000	—	7,000	—
Subcontractor settlement (see Note 12)	4,220	—	4,220	—
Impaired asset write-downs	731	590	731	14,670
Other (b)	7,188	866	11,297	8,115
Other expenses	$17,392	$513	$3,829	$27,373
(a) Net gains result from the sales of redundant properties (primarily land, buildings and related equipment) and non-core assets.
(b) Other includes employee termination benefit costs and costs to exit activities that are not directly related to the restructuring programs detailed in Note 18, Restructuring Programs.

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

Over the past several years the Company has been in discussions with officials at the Supreme Council for Environment in Bahrain with regard to a processing by-product ("salt cakes") located at Hafeera. During the third quarter of 2015, the Company completed the assessment of options available for processing or removing the salt cakes. As a result, the Company has entered into a service agreement with a third party for processing the salt cakes and recorded a charge of $7.0 million, payable over five to seven years, related to the estimated cost of processing and disposal. The Company's Bahrain operations are operated under a strategic venture for which its strategic venture partner has a 35% minority interest. Accordingly, the net impact of the charge to the Company's Net income (loss) attributable to Harsco Corporation was $4.6 million.

17. Components of Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss is included on the Condensed Consolidated Statements of Equity. The components of Accumulated other comprehensive loss, net of the effect of income taxes, and activity for the nine months ended September 30, 2014 and 2015 was as follows:

	Components of Accumulated Other Comprehensive Income (Loss) - Net of Tax
(In thousands)	Cumulative Foreign Exchange Translation Adjustments		Effective Portion of Derivatives Designated as Hedging Instruments		Cumulative Unrecognized Actuarial Losses on Pension Obligations		Unrealized Loss on Marketable Securities	Total
Balance at December 31, 2013	$6,110		$(7,023)		$(369,682)		$(20)	$(370,615)
Other comprehensive income (loss) before reclassifications	(13,650)	(a)	(3,114)	(b)	5,878	(a)	6	(10,880)
Amounts reclassified from accumulated other comprehensive loss, net of tax	—		3		12,377		—	12,380
Other comprehensive income (loss) from equity method investee	(1,511)		—		632		—	(879)
Amounts reclassified from accumulated other comprehensive loss in connection with the Infrastructure Transaction	(1,447)		—		—		—	(1,447)
Total other comprehensive income (loss)	(16,608)		(3,111)		18,887		6	(826)
Less: Other comprehensive (income) loss attributable to noncontrolling interests	1,088		(19)		—		—	1,069
Other comprehensive income (loss) attributable to Harsco Corporation	(15,520)		(3,130)		18,887		6	243
Balance at September 30, 2014	$(9,410)		$(10,153)		$(350,795)		$(14)	$(370,372)

	Components of Accumulated Other Comprehensive Income (Loss) - Net of Tax
(In thousands)	Cumulative Foreign Exchange Translation Adjustments		Effective Portion of Derivatives Designated as Hedging Instruments		Cumulative Unrecognized Actuarial Losses on Pension Obligations		Unrealized Loss on Marketable Securities	Total
Balance at December 31, 2014	$(39,938)		$(9,025)		$(483,278)		$(15)	$(532,256)
Other comprehensive income (loss) before reclassifications	(61,537)	(a)	10,801	(b)	12,012	(a)	(12)	(38,736)
Amounts reclassified from accumulated other comprehensive loss, net of tax	—		52		15,188		—	15,240
Other comprehensive income (loss) from equity method investee	(13,134)		(808)		596		—	(13,346)
Total other comprehensive income (loss)	(74,671)		10,045		27,796		(12)	(36,842)
Less: Other comprehensive loss attributable to noncontrolling interests	2,187		8		—		—	2,195
Other comprehensive income (loss) attributable to Harsco Corporation	(72,484)		10,053		27,796		(12)	(34,647)
Balance at September 30, 2015	$(112,422)		$1,028		$(455,482)		$(27)	$(566,903)
(a) Principally foreign currency fluctuation.
(b) Net change from periodic revaluations.

Amounts reclassified from accumulated other comprehensive loss are as follows:

(In thousands)	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended	Affected Caption in the Condensed Consolidated Statements of Operations
	September 30 2015	September 30 2015	September 30 2014	September 30 2014
Amortization of defined benefit pension items:
Actuarial losses (c)	$4,000	$11,942	$2,900	$8,576	Selling, general and administrative expenses
Actuarial losses (c)	1,473	4,447	1,534	4,670	Cost of services and products sold
Prior-service costs (c)	31	93	24	70	Selling, general and administrative expenses
Prior-service costs (c)	36	111	45	136	Cost of services and products sold
Total before tax	5,540	16,593	4,503	13,452
Tax benefit	(466)	(1,405)	(357)	(1,075)
Total reclassification of defined benefit pension items, net of tax	$5,074	$15,188	$4,146	$12,377

Amortization of cash flow hedging instruments (c):
Foreign currency forward exchange contracts	$78	$80	$2	$4	Cost of services and products sold
Tax benefit	(28)	(28)	—	(1)
Total reclassification of cash flow hedging instruments	$50	$52	$2	$3
(c) These accumulated other comprehensive loss components are included in the computation of net periodic pension costs. See Note 10, Employee Benefit Plans, for additional details.

18.   Restructuring Programs
In recent years, the Company has instituted restructuring programs to balance short-term profitability goals with long-term strategies. A primary objective of these programs has been to establish platforms upon which the affected businesses can grow with reduced fixed investment and generate annual operating expense savings.  The restructuring programs have been instituted in response to the continuing impact of global financial and economic uncertainty on the Company’s end markets. Restructuring costs incurred in these programs were recorded as part of the caption, Other expenses, of the Condensed Consolidated Statements of Operations. The timing of associated cash payments is dependent on the type of restructuring cost and can extend over a multi-year period.
Project Orion
Under the Harsco Metals & Minerals Segment Improvement Plan ("Project Orion"), the Harsco Metals & Minerals Segment made organizational and process improvement changes that are expected to improve return on capital and deliver a higher and more consistent level of service to customers. These changes include improving several core processes and simplifying the organizational structure. Annual recurring benefits under Project Orion are expected to be approximately $37 million. The restructuring accrual for Project Orion at September 30, 2015 and the activity for the nine months ended September 30, 2015 were as follows:

(In thousands)	Accrual at December 31 2014	Other Adjustments	Cash Expenditures	Foreign Currency Translation	Accrual at September 30 2015
Employee termination benefit costs	$7,668	$(1,003)	$(3,930)	$(85)	$2,650
Total	$7,668	$(1,003)	$(3,930)	$(85)	$2,650
The remaining accrual related to Project Orion is expected to paid, principally, through 2015 with the remainder in the first half of 2016.
Prior Restructuring Programs
The remaining accrual for prior restructuring programs was $2.0 million and $2.4 million at September 30, 2015 and December 31, 2014, respectively. The remaining accrual relates primarily to exit activity costs for lease terminations expected to be paid over the remaining life of the leases.

ITEM 2.                 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements as well as the audited consolidated financial statements of Harsco Corporation (the "Company"), including the notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, as revised in the Company's Current Report on Form 8-K filed on June 1, 2015, which includes additional information about the Company’s critical accounting policies, contractual obligations, practices and the transactions that support the financial results, and provides a more comprehensive summary of the Company’s outlook, trends and strategies for 2015 and beyond.
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

Executive Overview
The Company began executing Project Orion in the Harsco Metals & Minerals Segment during 2014, after conducting an analysis of the business to identify opportunities to improve its core processes and simplify its organizational structure. The goals of Project Orion are to improve financial returns and provide higher and more consistent levels of value added services to customers. Project Orion's primary elements include improving the bid and contract management process, improving underperforming contracts, and simplifying operational structures. As a result of actions initiated under Project Orion, the Company anticipates annualized savings of approximately $37 million by the end of 2015, which includes anticipated annualized compensation savings of $23 million. Please see Note 18, Restructuring Programs, in Part I, Item 1, Financial Statements for additional information.
As the Company has previously disclosed, one of the Company's steel mill customers in Europe missed normal progress payments during the third quarter of 2015. Additionally, during the third quarter of 2015, the customer ceased operations and in October 2015 began the formal process of liquidation. The Company previously recorded bad debt reserves of approximately $3 million related to this customer and as a result of these events recorded an additional bad debt reserve related to the remaining receivables balance of $9.9 million during the third quarter of 2015. Also during the third quarter of 2015, the Company recorded an additional charge of $3.9 million related principally to severance costs and non-cash long-lived asset impairments. This action reduced the carrying value of assets used at the customer's site to fair value based upon the expected future realizable cash flows, including anticipated selling expenses.
As the Company has previously disclosed, over the past several years, the Company has been in discussions with officials at the Supreme Council for Environment in Bahrain ("Bahrain Council") with regard to a processing by-product ("salt cakes") located at Hafeera. During the third quarter of 2015, the Company completed the assessment of options available for processing or removing the salt cakes. As a result, the Company has entered into a service agreement with a third party for processing the salt cakes and recorded a charge of $7.0 million, payable over five to seven years, related to the estimated cost of processing and disposal. The Company's Bahrain operations are operated under a strategic venture for which its strategic venture partner has a 35% minority interest. Accordingly, the net impact of the charge to the Company's Net income (loss) attributable to Harsco Corporation was $4.6 million. The Company is awaiting final approval from the Bahrain Council regarding the proposed processing and disposal method. If the Bahrain Council does not approve the proposed method or mandates alternative solutions, our estimated liability could change, and such change could be material in any one period.
As the Company has previously disclosed, a subcontractor at the site of a large customer in the Harsco Metals & Minerals Segment had filed arbitration against the Company, claiming that it was owed monetary damages from the Company in connection with its processing certain materials. Additionally, related to this matter, the Company has brought suit against its customer which the Company believed had responsibility for any damages. During the third quarter of 2015, all parties involved reached a binding settlement agreement. The Company recorded a charge of $4.2 million related to its obligations under the settlement agreement.

	Three Months Ended
Revenues by Segment	September 30
(In millions)	2015	2014	Change	%
Harsco Metals & Minerals	$277.4	$347.6	$(70.3)	(20.2)%
Harsco Industrial	91.2	105.6	(14.4)	(13.6)
Harsco Rail	59.8	73.2	(13.4)	(18.3)
Total revenues	$428.3	$526.4	$(98.0)	(18.6)%

	Nine Months Ended
Revenues by Segment	September 30
(In millions)	2015	2014	Change	%
Harsco Metals & Minerals	$862.9	$1,062.2	$(199.3)	(18.8)%
Harsco Industrial	281.9	310.7	(28.8)	(9.3)
Harsco Rail	190.9	201.3	(10.4)	(5.2)
Total revenues	$1,335.7	$1,574.2	$(238.5)	(15.2)%

	Three Months Ended
Revenues by Region	September 30
(In millions)	2015	2014	Change	%
North America	$201.3	$247.1	$(45.8)	(18.5)%
Western Europe	123.5	143.4	(19.9)	(13.9)
Latin America (a)	44.2	64.8	(20.5)	(31.7)
Asia-Pacific	37.3	41.5	(4.2)	(10.2)
Middle East and Africa	13.6	13.7	(0.1)	(0.4)
Eastern Europe	8.4	15.9	(7.5)	(47.4)
Total revenues	$428.3	$526.4	$(98.0)	(18.6)%

	Nine Months Ended
Revenues by Region	September 30
(In millions)	2015	2014	Change	%
North America	$626.7	$709.1	$(82.4)	(11.6)%
Western Europe	376.6	457.9	(81.3)	(17.8)
Latin America (a)	142.7	189.2	(46.5)	(24.6)
Asia-Pacific	114.6	115.2	(0.6)	(0.5)
Middle East and Africa	42.4	52.0	(9.7)	(18.6)
Eastern Europe	32.7	50.7	(18.1)	(35.6)
Total revenues	$1,335.7	$1,574.2	$(238.5)	(15.2)%

(a) Includes Mexico.
Revenues for the Company during the third quarter and first nine months of 2015 were $428.3 million and $1.3 billion, respectively, compared with $526.4 million and $1.6 billion, respectively, in the third quarter and first nine months of 2014. These changes were primarily related to the impacts of foreign currency translation, exited contracts in the Harsco Metals & Minerals Segment, the impact of price/volume changes in both the Harsco Metals & Minerals and Harsco Industrial Segments and the timing of deliveries in the Harsco Rail Segment. Foreign currency translation decreased revenues by $46.5 million and $133.2 million for the third quarter of 2015 and first nine months of 2015, respectively, compared with the same periods in the prior year.

	Three Months Ended
Operating Income (Loss) by Segment	September 30
(In millions)	2015	2014	Change	%
Harsco Metals & Minerals	$(3.3)	$27.1	$(30.4)	(112.3)%
Harsco Industrial	13.9	16.0	(2.0)	(12.7)
Harsco Rail	7.8	14.0	(6.2)	(44.3)
Corporate	(10.7)	(8.5)	(2.1)	(24.8)
Total operating income	$7.7	$48.4	$(40.7)	(84.0)%

	Nine Months Ended
Operating Income (Loss) by Segment	September 30
(In millions)	2015	2014	Change	%
Harsco Metals & Minerals	$25.9	$42.4	$(16.6)	(39.1)%
Harsco Industrial	45.4	50.0	(4.6)	(9.2)
Harsco Rail	40.8	33.0	7.8	23.7
Corporate	(29.7)	(36.0)	6.3	17.5
Total operating income	$82.3	$89.4	$(7.0)	(7.9)%

	Three Months Ended		Nine Months Ended
	September 30		September 30
Operating Margin by Segment	2015	2014	2015	2014
Harsco Metals & Minerals	(1.2)%	7.8%	3.0%	4.0%
Harsco Industrial	15.3	15.1	16.1	16.1
Harsco Rail	13.0	19.1	21.4	16.4
Consolidated operating margin	1.8%	9.2%	6.2%	5.7%

Operating income from continuing operations for the third quarter and first nine months of 2015 was $7.7 million and $82.3 million, respectively, compared with operating income from continuing operations of $48.4 million and $89.4 million, respectively, in the third quarter and first nine months of 2014.  Refer to the Segment discussions below for information pertaining to factors positively affecting and negatively impacting operating income. In addition to those items discussed below, the Corporate caption had a positive effect on operating income from decreased selling, general and administrative expenses, primarily related to decreased professional fees, which improved operating income by $5.3 million during the first nine months of 2015, compared with the same period in the prior year.

The decrease in operating income from continuing operations was the primary driver of the diluted loss per share from continuing operations for the third quarter of 2015 of $0.10 compared with diluted earnings per share from continuing operations of $0.31 for the third quarter of 2014. The decrease in operating income from continuing operations and higher income tax expense were the primary drivers of the diluted earnings per share from continuing operations for the first nine months of 2015 of $0.17 compared with $0.27 for the first nine months of 2014.

Harsco Metals & Minerals Segment:

Significant Impacts on Revenues	Three Months Ended	Nine Months Ended
(In millions)	September 30, 2015	September 30, 2015
Revenues — 2014	$347.6	$1,062.2
Impact of foreign currency translation.	(44.2)	(126.6)
Net impact of new contracts and lost contracts (including exited underperforming contracts).	(15.0)	(45.1)
Net impacts of price/volume changes, primarily attributable to volume changes.	(11.0)	(27.6)
Revenues — 2015	$277.4	$862.9

Factors Positively Affecting Operating Income:

•
Costs incurred by the Harsco Metals & Minerals Segment during the first nine months of 2014 related to restructuring charges for Project Orion, site exits and non-cash long-lived asset impairment charges which did not repeat during the first nine months of 2015, increased operating income by $34.6 million.

•	Project Orion restructuring benefits, related to compensation savings, of approximately $6 million and approximately $15 million during the third quarter and first nine months of 2015, respectively.

Factors Negatively Impacting Operating Income:

•
Costs incurred by the Harsco Metals & Minerals Segment related to a steel mill customer liquidation, salt cake disposal costs, and charges associated with subcontractor settlement decreased operating income by $24.9 million during both the third quarter and first nine months of 2014.

•
Decreased global steel production and scrap metal prices, primarily in North America and South America.  Overall, steel production by customers under services contracts, including the impact of exited contracts, decreased by 10% and 6% in the third quarter and first nine months of 2015, respectively, compared with the same periods in the prior year.

•
Decreased income attributable to the impact of exited contracts and reduced nickel prices and demand. Nickel prices decreased 41% and 26% in the third quarter and first nine months of 2015, respectively, compared with the same periods in the prior year.

•	Increased costs of operations during the third quarter and first nine months of 2015, primarily attributable to higher maintenance costs compared with the same periods in the prior year.

•
Foreign currency translation in the third quarter and first nine months of 2015 negatively impacted operating income (loss) for this segment by $1.6 million and $6.7 million, respectively, compared with the same periods in the prior year.

Harsco Industrial Segment:

Significant Impacts on Revenues	Three Months Ended	Nine Months Ended
(In millions)	September 30, 2015	September 30, 2015
Revenues — 2014	$105.6	$310.7
Net impacts of price/volume changes, primarily attributable to volume changes.	(13.2)	(25.5)
Impact of foreign currency translation.	(1.2)	(3.3)
Revenues — 2015	$91.2	$281.9

Factors Positively Affecting Operating Income:

•	Operating income was aided by lower selling and administrative costs in both the third quarter and first nine months of 2015 compared with the same periods in the prior year.

•
Higher gain from the sale of assets in the first nine months of 2015 of $1.5 million, compared with the same period in the prior year. There was no gain from sale of assets in either the third quarter of 2015 or 2014.

Factors Negatively Impacting Operating Income:

•
Lower volumes resulting in decreased income during the third quarter and first nine months of 2015, primarily attributable to recent oil price volatility. This volatility impacts capital expenditures and overall spending by customers in the natural gas, natural gas processing and petrochemical industries served by the Company.

•	Costs associated with consolidating operating facilities for this segment's air cooled heat exchangers business.

•
Foreign currency translation decreased operating income for this segment by $0.2 million and $0.8 million during the third quarter and first nine months of 2015, respectively, compared with the same periods in the prior year.

Harsco Rail Segment:

Significant Effects on Revenues	Three Months Ended	Nine Months Ended
(In millions)	September 30, 2015	September 30, 2015
Revenues — 2014	$73.2	$201.3
Net effects of price/volume changes, primarily attributable to volume changes.	(13.3)	(9.6)
Effect of Protran and JK Rail acquisitions.	1.0	2.5
Impact of foreign currency translation.	(1.1)	(3.3)
Revenues — 2015	$59.8	$190.9

Factors Positively Affecting Operating Income:

•
Foreign currency gain of $10.9 million during the first quarter of 2015, primarily related to converting Swiss franc bank deposits to euros after the Swiss National Bank ended its policy of maintaining a stable Swiss franc exchange rate with the euro.

•	Equipment sales volume increased operating income in the first nine months of 2015 compared with the same period in the prior year.

•
Foreign currency translation increased operating income for this segment by $0.6 million and $1.0 million during the third quarter and first nine months of 2015, respectively, compared with the same periods in the prior year.

Factors Negatively Impacting Operating Income:

•
Decreased after-market parts sales, due to several large one-time orders in the prior year, impacted operating income in both the third quarter and first nine months of 2015 compared with the same periods in the prior year. Additionally, lower contract services impacted operating income for the first nine months of 2015 compared with the same period in the prior year.

•	Equipment sales volume decreased operating income in the third quarter of 2015 compared with the same period in the prior year.

Outlook, Trends and Strategies

In addition to the items noted in the Company's Annual Report on Form 10-K for the year ended December 31, 2014, as revised in the Company's Current Report on Form 8-K filed on June 1, 2015, the following significant items, risks, trends and strategies are expected to affect the Company for the remainder of 2015 and beyond:

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

•	The Company will continue to build and develop strong core capabilities and develop an active and lean corporate center that balances costs with value added services.

•	The Company will continue to assess capital needs in the context of operational trends and strategic initiatives.

•	Management will continue to be selective and disciplined in allocating capital by rigorously analyzing projects and utilizing a return-based capital allocation process.

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

•
The Company expects its operational effective income tax rate to approximate 44% to 46%, excluding the tax impact on equity income (loss) related to the Brand Energy & Infrastructure Services Inc. and Subsidiaries.

Harsco Metals & Minerals Segment:

•
The Company anticipates recent lower steel production, weaker commodity prices and demand, the impact of site exits and start-ups, customer production curtailments, additional operating costs and the impact of foreign currency translation to negatively impact revenue and operating income in the near term in the Harsco Metals & Minerals Segment.  These impacts will be partially offset by savings and benefits achieved as part of Project Orion and other operational savings.

•
The Company will focus on improving the Harsco Metals & Minerals Segment's returns through executing Project Orion. The goals of Project Orion are to improve financial returns and provide higher and more consistent levels of value added services to customers. Project Orion's primary elements include improving the bid and contract management process, improving underperforming contracts and simplifying operational structures. The Company expects annualized, recurring benefits in the form of compensation and other operational savings of approximately $37 million from Project Orion. The Company is on pace to realize approximately $23 million of compensation savings when fully annualized, related to Project Orion.

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

•
During the third quarter of 2015, the Company successfully renewed a contract with projected revenues of approximately $60 million over its duration. This year, the Company has successfully negotiated and secured contract renewals and add-on service expansions totaling approximately $450 million in projected revenues over their duration. This momentum continued into October 2015, when the Company secured three additional multi-year contract extensions with a large customer in Europe.

•
The Company has accrued approximately $5 million of costs related to disposing certain slag material it has accumulated as part of a customer operation in Latin America because it was denied the necessary permits from the local government to sell the slag. The Company has reengaged the local government to obtain the necessary permits, and if these permits are obtained, the accrued disposal costs may be either partially or fully recognized in income that period.

Harsco Industrial Segment:

•
The Company anticipates recent oil price volatility to continue to impact capital expenditures and overall spending by customers in the natural gas, natural gas processing and petrochemical industries. Accordingly, these factors may negatively impact revenue and operating income in the near-term in the Harsco Industrial Segment.

•
The Company anticipates it will continue to be impacted by weak institutional demand for commercial boilers and changes in foreign currency exchange rates in relevant markets served by its heat transfer products business.

•	The Company will continue to focus on product innovation and development to drive strategic growth in its businesses.

•	The Company will focus on growing the Harsco Industrial Segment through disciplined organic expansion and acquisitions that improve competitive positioning in core markets or adjacent markets.

Harsco Rail Segment:

•
The global demand for railway maintenance-of-way equipment, parts and services continues to be generally positive and the Company continues to pursue further opportunities.  In total, the Company anticipates modest organic growth in its after-market parts business and its expected deliveries of existing equipment orders.

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

Results of Operations

	Three Months Ended		Nine Months Ended
	September 30		September 30
(In millions, except per share amounts)	2015	2014	2015	2014
Revenues from continuing operations	$428.3	$526.4	$1,335.7	$1,574.2
Cost of services and products sold	336.6	408.7	1,058.1	1,235.7
Selling, general and administrative expenses	64.5	67.8	186.9	212.5
Research and development expenses	1.1	0.9	3.5	4.6
Loss on disposal of the Harsco Infrastructure Segment and transaction costs	1.0	0.1	1.0	4.7
Other expenses	17.4	0.5	3.8	27.4
Operating income from continuing operations	7.7	48.4	82.3	89.4
Interest income	0.3	0.6	1.0	1.3
Interest expense	(11.1)	(11.9)	(34.8)	(35.3)
Change in fair value to the unit adjustment liability	(2.1)	(2.4)	(6.5)	(7.4)
Income tax expense from continuing operations	(7.0)	(13.9)	(26.9)	(24.1)
Equity in income (loss) of unconsolidated entities, net	3.1	5.8	(0.4)	1.1
Income (loss) from continuing operations	(9.1)	26.5	14.6	24.9
Diluted earnings (loss) per common share from continuing operations attributable to Harsco Corporation common stockholders	(0.10)	0.31	0.17	0.27
Effective income tax rate for continuing operations	(134.3)%	40.2%	64.2%	50.3%

Comparative Analysis of Consolidated Results

Revenues
Revenues for the third quarter of 2015 decreased $98.0 million or 18.6% from the third quarter of 2014. Revenues for the first nine months of 2015 decreased $238.5 million or 15.2% from the first nine months of 2014.  Changes in revenues for the periods presented were attributable to the following significant items:

Change in Revenues — 2015 vs. 2014	Three Months Ended	Nine Months Ended
(In millions)	September 30, 2015	September 30, 2015
Impact of foreign currency translation.	$(46.5)	$(133.2)
Net impact of new contracts and lost contracts (including exited underperforming contracts) in the Harsco Metals & Minerals Segment.	(15.0)	(45.1)
Net impacts of price/volume changes in the Harsco Metals & Minerals Segment, primarily attributable to volume changes.	(11.0)	(27.6)
Net impacts of price/volume changes in the Harsco Industrial Segment, primarily attributable to volume changes.	(13.2)	(25.5)
Net impacts of price/volume changes, primarily attributable to volume changes in the Harsco Rail Segment, including the effect of the Protran and JK Rail acquisitions.	(12.3)	(7.1)
Total change in revenues — 2015 vs. 2014	$(98.0)	$(238.5)

Cost of Services and Products Sold
Cost of services and products sold for the third quarter of 2015 decreased $72.1 million or 17.6% from the third quarter of 2014. Cost of services and products sold for the first nine months of 2015 decreased $177.6 million or 14.4% from the first nine months of 2014. Changes in cost of services and products sold for the periods presented were attributable to the following significant items:

Change in Cost of Services and Products Sold — 2015 vs. 2014	Three Months Ended	Nine Months Ended
(In millions)	September 30, 2015	September 30, 2015
Impact of foreign currency translation.	$(40.6)	$(113.4)
Decreased costs due to changes in revenues (exclusive of the effects of foreign currency translation and fluctuations in commodity costs included in selling prices).	(35.3)	(74.4)
Other	3.8	10.2
Total change in cost of services and products sold — 2015 vs. 2014	$(72.1)	$(177.6)

Selling, General and Administrative Expenses
Selling, general and administrative expenses for the third quarter of 2015 decreased $3.2 million or 4.8% from the third quarter of 2014. Selling, general and administrative expenses for the first nine months of 2015 decreased $25.6 million or 12.1% from the first nine months of 2014.  These decreases were primarily related to the impact of foreign currency translation, decreased agent and broker commissions in the Harsco Rail Segment and Harsco Industrial Segment, lower compensation costs and lower professional fees partially offset by increased bad debt expense due principally to the Harsco Metals & Minerals Segment's steel mill customer liquidation.

Other Expenses
This income statement classification includes: certain foreign currency gains, net gains on disposal of non-core assets, employee termination benefit costs and costs to exit activities. The most significant change in Other expenses during the third quarter and first nine months of 2015 related to costs incurred in the Harsco Metals & Minerals Segment related to a steel mill customer liquidation; salt cake disposal costs; and charges associated with a subcontractor settlement during the third quarter and first nine months of 2015. Additionally, during the first nine months, Other expenses included the foreign currency gain of $10.9 million primarily related to converting Swiss franc bank deposits to euros associated with advances received for the Harsco Rail Segment's two contracts with SBB. The most significant change in Other expenses during the third quarter and first nine months of 2014 related to restructuring program costs associated with Project Orion and non-cash impaired asset write-downs. Additional information on Other expenses is included in Note 16, Other Expenses, in Part I, Item 1, Financial Statements.

	Three Months Ended		Nine Months Ended
	September 30		September 30
(In thousands)	2015	2014	2015	2014
Restructuring Program costs (see Note 18)	$—	$276	$—	$8,815
Net gains	(1,747)	(1,219)	(8,479)	(4,227)
Foreign currency gains related to Harsco Rail Segment advances on contracts	—	—	(10,940)	—
Bahrain salt cake disposal	7,000	—	7,000	—
Subcontractor settlement	4,220	—	4,220	—
Impaired asset write-downs	731	590	731	14,670
Other (a)	7,188	866	11,297	8,115
Other expenses	$17,392	$513	$3,829	$27,373
(a) Other includes employee termination benefit costs and costs to exit activities that are not directly related to the restructuring programs detailed in Note 18, Restructuring Programs, in Part I, Item 1, Financial Statements.

Interest Expense
Interest expense during the third quarter and first nine months of 2015 decreased $0.8 million and $0.5 million, respectively, from the third quarter and first nine months of 2014.  There were no individually significant items related to the change in this Statement of Operations caption.

Change in Fair Value to the Unit Adjustment Liability
Change in fair value to the unit adjustment liability during the third quarter and first nine months of 2015 decreased by $0.3 million and $0.9 million from the third quarter and first nine months of 2014, respectively. This is a non-cash expense. See Note 6, Equity Method Investments and Note 14, Derivative Instruments, Hedging Activities and Fair Value, in Part I, Item 1, Financial Statements for additional information.

Income Tax Expense
The income tax expense related to continuing operations for the third quarter and first nine months of 2015 was $7.0 million and $26.9 million, respectively, compared with $13.9 million and $24.1 million for the third quarter and first nine months of 2014, respectively. The income tax expense for the third quarter of 2015 compared with the third quarter of 2014 decreased primarily due to the decrease in income in profitable jurisdictions, as well as reduction in the income tax expense on the Company's equity income in unconsolidated entities due to lower equity income. The income tax expense for the first nine months of 2015 compared with the first nine months of 2014 increased primarily due to the increase in income in profitable jurisdictions.

Income (Loss) from Continuing Operations
The loss from continuing operations was $9.1 million in the third quarter of 2015 compared with income from continuing operations of $26.5 million in the third quarter of 2014. This change is primarily related to costs incurred in the Harsco Metals & Minerals Segment related to a steel mill customer liquidation, salt cake disposal costs and charges associated with a subcontractor settlement agreement; decreased revenues and income for all segments as a result of lower volumes; and the impact of foreign currency translation.

Income from continuing operations was $14.6 million in the first nine months of 2015 compared with income from continuing operations of $24.9 million in the first nine months of 2014. This change is primarily related to costs incurred in the Harsco Metals & Minerals Segment related to a steel mill customer liquidation, salt cake disposal costs and charges associated with a subcontractor settlement agreement; decreased income for the Harsco Metals & Minerals Segment and Harsco Industrial Segment as a result of lower volumes; the impact of foreign currency translation; partially offset by lower costs in the Harsco Metals & Minerals Segment related to restructuring charges for Project Orion, bad debt reserves for two specific customers, site exits and non-cash long-lived asset impairment charges incurred in the prior year which did not repeat and a foreign currency gain related to converting Swiss franc bank deposits to euros after the Swiss National Bank ended its policy of maintaining a stable Swiss franc exchange rate with the euro.

Liquidity and Capital Resources
Overview
On October 15, 2015, the Company repaid the 2.7% notes due October 15, 2015 by utilizing borrowings under its Amended and Restated Five Year Credit Agreement (the "Credit Agreement").  There was no change to the Company's overall debt position as a result of the repayment and the Company remains in compliance with all debt covenants. Please refer to the Resources available for cash requirements for operations and growth initiatives section below for additional information regarding the repayment and its impact on the Company's liquidity and capital resources.

In November 2015, the Company reduced the quarterly dividend to $0.05 per share beginning with the first quarter 2016 dividend payment in February 2016.  The decision was made in light of present industry macroeconomic factors with a goal to preserve capital for operations and strategic initiatives, and maintain a strong capital structure, while at the same time enabling the Company to continue the longstanding practice of returning capital to shareholders.  The Company intends to redirect these funds to reduce debt and enhance financial flexibility.
The Company continues to have adequate financial liquidity and borrowing capacity.  The Company currently expects operational and business needs to be met by cash provided by operations supplemented with borrowings from time to time due to historical patterns of seasonal cash flow and for the funding of various projects. The Company continues to assess its capital needs in the context of operational trends and strategic initiatives.
The Company continues to implement and perform capital efficiency initiatives to enhance liquidity.  These initiatives have included: prudent allocation of capital spending to those projects where the highest results can be achieved; optimization of worldwide cash positions; reductions in discretionary spending; and frequent evaluation of customer and business-partner credit risk.
The Company continues to focus on improving working capital efficiency. The Company's Continuous Improvement initiatives include improving the effective and efficient use of working capital, particularly in accounts receivable and inventories.
During the first nine months of 2015, the Company’s operations generated $89.1 million in operating cash flow, a decrease from the $185.3 million generated in the first nine months of 2014.  In the first nine months of 2015, the Company invested $91.6 million in capital expenditures, mostly for the Harsco Metals & Minerals Segment, compared with $135.2 million invested in the first nine months of 2014.  In the first nine months of 2015, the Company received proceeds from the termination of a cross-currency interest rate swap of $75.1 million. Additionally, the Company paid $49.3 million in dividends to stockholders in the first nine months of 2015, compared with $49.7 million in the first nine months of 2014.
The Company also generated $20.8 million in cash flow from asset sales in the first nine months of 2015 compared with $11.2 million in cash from asset sales in first nine months of 2014. Asset sales have been a normal part of the Company's business model, primarily for the Harsco Metals & Minerals Segment.
The Company’s net cash borrowings decreased by $7.5 million in the first nine months of 2015, primarily due to the receipt of cash proceeds from the termination of a cross-currency interest rate swap and cash flow provided by operations, partially offset by capital expenditures, principally in the Harsco Metals & Minerals Segment; Treasury share purchases under the Company's share repurchase program then in effect; and for the Protran and JK Rail acquisitions.
Sources and Uses of Cash
The Company’s principal sources of liquidity are cash provided by operations and borrowings under its Credit Agreement, augmented by cash proceeds from asset sales.  The primary drivers of the Company’s cash flow from operations are the Company’s revenues and income.  Cash returns on capital investments made in the prior years, for which limited cash is currently required, are a significant source of cash provided by operations.  Depreciation expense related to these investments is a non-cash charge.

In August 2015 the Company terminated its fixed euro cross-currency interest rate swap.  Proceeds from the transaction were $75.1 million and used to reduce debt. Please see Note 14, Derivative Instruments, Hedging Activities and Fair Value, in Part I, Item 1, Financial Statements for additional information.
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
The Company plans to redeploy discretionary cash for debt reduction, disciplined organic growth and international or market segment diversification; for growth in long-term, higher-return service contracts for the Harsco Metals & Minerals Segment, principally in targeted growth markets or for customer diversification; and for strategic investments or possible acquisitions in the Harsco Rail and Harsco Industrial Segments.
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
At September 30, 2015 and December 31, 2014, the Company had $100.0 million and $98.5 million, respectively, of Credit Agreement borrowings outstanding. At September 30, 2015 and December 31, 2014, all such balances were classified as long-term borrowings in the Condensed Consolidated Balance Sheets. Classification of such balances is based on the Company's ability and intent to repay such amounts over the subsequent twelve months, as well as reflects the Company's ability and intent to borrow for a period longer than a year. To the extent the Company expects to repay any amounts within the subsequent twelve months, the amounts are classified as short-term borrowings.

At September 30, 2015, the Company's 2.7% notes due October 15, 2015 are classified as long-term debt on the Condensed Consolidated Balance Sheet based on the Company's ability and intent to refinance this debt on a long-term basis.
The following table illustrates the Company's available credit at September 30, 2015:

	September 30, 2015
(In millions)	Facility Limit	Outstanding Balance	Available Credit
Multi-year revolving credit agreement (a U.S.-based program)	$500.0	$100.0	$400.0

On October 15, 2015, the Company repaid the 2.7% notes due October 15, 2015 by utilizing borrowings under the Credit Agreement.  There was no change to the Company's overall debt position as a result of the repayment and the Company remains in compliance with all debt covenants. The expiration of the Credit Agreement, per the terms of Amendment No. 3, is currently March 2, 2017. Adjusted for the repayment of the 2.7% notes due October 15, 2015, the Company's available credit per the terms of the Credit Agreement would have been approximately $150 million. Available credit under the Credit Agreement is not currently limited by any debt covenant restrictions.
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
Working Capital Position
Changes in the Company’s working capital are reflected in the following table:

(Dollars in millions)	September 30 2015		December 31 2014		Increase (Decrease)
Current Assets
Cash and cash equivalents	$58.0		$62.8		$(4.8)
Trade accounts receivable, net	298.2		325.1		(26.9)
Other receivables	23.3		28.1		(4.9)
Inventories	210.3		178.9		31.4
Other current assets	90.9		88.5		2.4
Total current assets	680.7		683.5		(2.8)
Current Liabilities
Short-term borrowings and current maturities	36.8		41.9		(5.1)
Accounts payable	135.7		146.5		(10.8)
Accrued compensation	45.9		53.8		(7.9)
Income taxes payable	5.9		2.0		3.9
Advances on contracts	118.6		117.4		1.2
Due to unconsolidated affiliate	7.8		8.1		(0.3)
Unit adjustment liability	22.3		22.3		—
Other current liabilities	173.3		173.5		(0.2)
Total current liabilities	546.4		565.6		(19.2)
Working Capital	$134.3		$117.9		$16.4
Current Ratio (a)	1.2	:1	1.2	:1

(a) Calculated as Total current assets divided by Total current liabilities.
Working capital increased $16.4 million or 13.9% for the first nine months of 2015 due primarily to the following factors:

•
Working capital was positively affected by an increase in Inventories of $31.4 million due primarily to the long lead times associated with orders in the Harsco Rail Segment, including the SBB orders; and

•	Working capital was positively affected by a decrease in Accounts payable of $10.8 million primarily attributable to the timing of payments and foreign currency translation.

These working capital increases were partially offset by the following factors:

•	Working capital was negatively impacted by a decrease in Trade accounts receivable, net of $26.9 million primarily attributable to lower sales volumes and foreign currency translation.
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
Cash Flow Summary
The Company’s cash flows from operating, investing and financing activities, as reflected in the Condensed Consolidated Statements of Cash Flows, are summarized in the following table:

	Nine Months Ended
	September 30
(In millions)	2015	2014
Net cash provided (used) by:
Operating activities	$89.1	$185.3
Investing activities	(103.2)	(150.8)
Financing activities	1.6	(51.0)
Impact of exchange rate changes on cash	7.7	(4.4)
Net change in cash and cash equivalents	$(4.8)	$(21.0)

Cash provided by operating activities — Net cash provided by operating activities in the first nine months of 2015 was $89.1 million, a decrease of $96.2 million from the first nine months of 2014.  The decrease is primarily attributable to lower customer advances, lower cash net income, and an increase in inventory primarily related to the SBB contracts in the Harsco Rail Segment, partially offset by the timing of accounts receivable invoicing and collections.
Included in the Cash flows from operating activities section of the Condensed Consolidated Statement of Cash Flows is the caption Other, net. For the nine months ended September 30, 2015, this caption principally consisted of the Harsco Rail Segment foreign exchange gain, which is reflected in the Effect of exchange rate changes on cash caption. For the nine months ended September 30, 2014 this caption principally consisted of the impact of non-cash impaired asset write-downs related to the Harsco Metals & Minerals Segment.
Also included in the Cash flows from operating activities section of the Condensed Consolidated Statements of Cash Flows is the caption, Other assets and liabilities. For the nine months ended September 30, 2015 and 2014, the decreases in this caption were $29.5 million and $36.0 million, respectively. A summary of the major components of this caption for the periods presented is as follows:

	Nine Months Ended
	September 30
(In millions)	2015	2014
Net cash provided (used) by:
Change in net defined benefit pension liabilities	$(21.1)	$(26.1)
Change in prepaid expenses	(8.1)	(17.9)
Other	(0.3)	8.0
Total	$(29.5)	$(36.0)
Cash used by investing activities — Net cash used by investing activities in the first nine months of 2015 was $103.2 million, a decrease of $47.6 million from the first nine months of 2014.  The net decrease was primarily due to a lower level of capital expenditures, primarily in the Harsco Metals & Minerals Segment; a net decrease in purchases of businesses which consisted of Protran and JK Rail in the Harsco Rail Segment in the first nine months of 2015 and Hammco in the Harsco Industrial Segment in the first nine months of 2014; and an increase in proceeds from sales of assets, partially offset by the final working capital adjustment related to the Infrastructure transaction which was received in 2014.
Cash provided by financing activities — Net cash provided by financing activities in the first nine months of 2015 was $1.6 million, an increase of $52.6 million from the first nine months of 2014.  The change was primarily due to proceeds from the termination of a cross-currency interest rate swap, partially offset by a decrease in year-over-year net cash borrowings, and an increase in the Treasury shares purchased under the Company's share repurchase program, then in effect.
Debt Covenants
The Company's Credit Agreement contains covenants that provide for a maximum total net debt to consolidated EBITDA ratio not to exceed 3.75 to 1.0; limit the proportion of subsidiary consolidated indebtedness to a maximum of 10% of consolidated tangible assets; and require a minimum total consolidated EBITDA to consolidated interest charges ratio of 3.0 to 1.0. The Company’s 5.75% and 2.70% notes include covenants that require the Company to offer to repurchase the notes at 101% of par in the event of a change of control of the Company or disposition of substantially all of the Company’s assets in combination with a downgrade in the Company’s credit rating to non-investment grade.  At September 30, 2015, the Company was in compliance with these covenants as the total net debt to consolidated EBITDA ratio was 2.7 to 1.0, the proportion of subsidiary consolidated indebtedness to consolidated tangible assets was 0.8% and total consolidated EBITDA to consolidated interest charges was 6.3 to 1.0. Based on balances at September 30, 2015, the Company could increase total debt by $295.2 million and still be in compliance with these debt covenants.  The Company expects to continue to be in compliance with these debt covenants for at least the next twelve months.

Adjusted for the repayment of the 2.7% notes due October 15, 2015, the Company's available credit per the terms of the Credit Agreement would have been approximately $150 million. Any amounts in excess of available credit would need to be arranged through additional borrowing agreements.

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

At September 30, 2015, the Company's consolidated cash and cash equivalents included $56.4 million held by non-U.S. subsidiaries. At September 30, 2015, less than 10% of the Company's consolidated cash and cash equivalents had regulatory restrictions that would preclude the transfer of funds with and among subsidiaries. The cash and cash equivalents held by non-U.S. subsidiaries also included $15.9 million held in consolidated strategic ventures. The strategic venture agreements may require strategic venture partner approval to transfer funds with and among subsidiaries. While the Company's remaining non-U.S. cash and cash equivalents can be transferred with and among subsidiaries, the majority of these non-U.S. cash balances will be used to support the ongoing working capital needs and continued growth of the Company's non-U.S. operations.
In November 2015, the Company declared its 263rd consecutive quarterly cash dividend, payable in February 2016.
The Company's financial position and debt capacity should enable it to meet current and future requirements. The Company continues to assess its capital needs in the context of operational trends and strategic initiatives.

Recently Adopted and Recently Issued Accounting Standards

Information on recently adopted and recently issued accounting standards is included in Note 3, Recently Adopted and Recently Issued Accounting Standards, in Part I, Item 1, Financial Statements.

ITEM 3     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risks have not changed significantly from those disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2014, as revised in the Company's Current Report on Form 8-K filed on June 1, 2015.

ITEM 4.        CONTROLS AND PROCEDURES

Based on the evaluation required by Securities Exchange Act Rules 13a-15(b) and 15d-15(b), the Company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of disclosure controls and procedures, as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e), at September 30, 2015.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective at September 30, 2015.  There have been no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting during the third quarter of 2015.

PART II — OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS
Information on legal proceedings is included in Note 12, Commitments and Contingencies, in Part I, Item 1, Financial Statements.
ITEM 1A.     RISK FACTORS
The Company's risk factors as of September 30, 2015 have not changed materially from those described in Part 1, Item 1A, “Risk Factors,” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, as revised in the Current Report on Form 8-K filed on June 1, 2015.

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

HARSCO CORPORATION
(Registrant)

DATE	November 9, 2015	/s/ PETER F. MINAN
Peter F. Minan
Chief Financial Officer
(On behalf of the registrant and as Principal Financial and Chief Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
10.1	Separation Agreement and General Release, dated August 5, 2015, between Harsco Corporation and Richard E. Lundgren, Jr.
31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).
31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).
32	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer).
101
The following financial statements from Harsco Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 filed with the Securities and Exchange Commission on November 9, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss); (iv) the Condensed Consolidated Statements of Cash Flows; (v) the Condensed Consolidated Statements of Equity; and (vi) the Notes to Condensed Consolidated Financial Statements.