Form 10-K
period 2015-12-31
HARSCO CORP
filed 2016-02-26
CIK 45876

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
The aggregate market value of the Company's voting stock held by non-affiliates of the Company as of June 30, 2015 was $1,321,550,000.
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

Class	Outstanding at January 29, 2016
Common stock, par value $1.25 per share	80,094,365
DOCUMENTS INCORPORATED BY REFERENCE
Selected portions of the 2016 Proxy Statement are incorporated by reference into Part III of this Report.

HARSCO CORPORATION
FORM 10-K

PART I
Item 1.    Business.

(a)	General Development of Business
Harsco Corporation (the "Company") is a diversified, multinational provider of industrial services and engineered products serving global industries that are fundamental to worldwide economic growth and infrastructure development. The Company's operations fall into three reportable segments: Harsco Metals & Minerals, Harsco Industrial and Harsco Rail. The Company has locations in approximately 30 countries, including the U.S. The Company was incorporated in 1956.
The Company's operations previously included the Harsco Infrastructure Segment. In November 2013, the Company consummated the sale of the Company's Harsco Infrastructure Segment into a strategic venture with Clayton, Dubilier & Rice ("CD&R") as part of a transaction that combined the Harsco Infrastructure Segment with Brand Energy & Infrastructure Services, Inc., which CD&R simultaneously acquired (the "Infrastructure Transaction"). The Company contributed substantially all of the Company’s equity interests in, and the net assets of, the Harsco Infrastructure Segment to the strategic venture in exchange for approximately $300 million in cash, subject to working capital and other adjustments, and an approximate 29% equity interest in the Infrastructure strategic venture. The Company’s approximate 29% equity interest in the Infrastructure strategic venture is accounted for under the equity method of accounting as prescribed by generally accepted accounting principles in the U.S. See Note 3, Acquisitions and Dispositions, to the Consolidated Financial Statements under Part II, Item 8, "Financial Statements and Supplementary Data," for additional information on the Infrastructure Transaction.
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
		●	Global metals production and capacity utilization
		●	Outsourcing of services by metals producers
		●	Demand for high-value specialty steel and ferro alloys
		●	Demand for environmental solutions for metals and minerals waste streams
		●	Demand for industrial and infrastructure surface preparation and restoration
		●	Demand for residential roofing shingles
		●	Demand for road making materials
●	Air-cooled heat exchangers	●	Demand in the natural gas, natural gas processing and petrochemical markets
●	Industrial grating products	●	Industrial plant and warehouse construction and expansion
		●	Off-shore drilling and new rig construction
●	Heat transfer products	●	Demand for commercial and institutional boilers and water heaters
●	Railway track maintenance services and equipment	●	Global railway track maintenance-of-way capital spending
		●	Outsourcing of track maintenance and new track construction by railroads
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

In 2015, 2014 and 2013, sales in the U.S. contributed total revenues of $0.8 billion, $0.9 billion and $1.0 billion, equal to approximately 44%, 43% and 35% of total revenues, respectively. The Company's sales in euro-currency countries contributed total revenues of $0.3 billion, $0.4 billion and $0.7 billion, in 2015, 2014 and 2013, equal to approximately 16%, 17% and 25% of total revenues, respectively. Sales in the U.K. contributed total revenues of $0.2 billion, $0.3 billion and $0.4 billion in 2015, 2014 and 2013, equal to approximately 13%, 12% and 12% of total revenues, respectively. There were no significant inter-segment revenues.

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
(1)   A narrative description of the businesses by reportable segment is as follows:
Harsco Metals & Minerals Segment—64% of consolidated revenues for 2015
The Harsco Metals & Minerals Segment is one of the world's largest providers of on-site services of material logistics, product quality improvement and resource recovery for iron, steel and metals manufacturing. There are no significant metals services contracts for which the estimated costs to complete the contract currently exceed the estimated revenue to be realized included in the below estimated future revenues though certain contracts may have lower near-term operating margins due to continued reduced steel production and weaker commodity prices. The Metals business's multi-year contracts had estimated future revenues of $3.2 billion at expected production levels at December 31, 2015. This provides the Company with a substantial base of long-term revenues. Approximately 22% of these revenues are expected to be recognized by December 31, 2016; approximately 43% of these revenues are expected to be recognized between January 1, 2017 and December 31, 2019; approximately 15% of these revenues are expected to be recognized between January 1, 2020 and December 31, 2022; and the remaining revenues are expected to be recognized thereafter.
The Minerals business extracts high-value metallic content from stainless steel by-products and also specializes in the development of minerals technologies for commercial applications, including agriculture fertilizers. The Minerals business also produces industrial abrasives and roofing granules from power-plant utility coal slag at a number of locations throughout the U.S. Harsco Minerals' BLACK BEAUTY® abrasives are used for industrial surface preparation, such as rust removal and cleaning of bridges, ship hulls and various structures. Roofing granules are sold to residential roofing shingle manufacturers in the U.S., primarily for the replacement roofing market. This business is one of the largest U.S. producers of slag abrasives and residential roofing granules.
As part of the Harsco Metals & Minerals Segment's initiatives to develop new products and services, in particular environmental solutions, the Segment is involved with several initiatives and technology alliances focused on developing greater environmental sustainability through the recovery of resources from production by-products and waste streams.
The Harsco Metals & Minerals Segment operates in approximately 30 countries. In 2015 and 2014, this Segment's revenues were generated in the following regions:

	Percentage of Revenues
Region	2015	2014
Western Europe	41%	40%
North America	24%	24%
Latin America (a)	14%	16%
Asia-Pacific	12%	10%
Middle East and Africa	5%	5%
Eastern Europe	4%	5%

(a)	Including Mexico.
For 2015, 2014 and 2013, the Harsco Metals & Minerals Segment's percentage of the Company's consolidated revenues were 64%, 67% and 47%, respectively.
The Company has announced its intention to pursue strategic options for the separation of the Harsco Metals & Minerals Segment from the rest of the Company. There is no specific timetable related to this initiative and there can be no assurance that a sale, spin-off or any other transaction will take place.

Harsco Industrial Segment—21% of consolidated revenues for 2015
The Harsco Industrial Segment includes the Harsco Industrial Air-X-Changers, Harsco Industrial IKG and Harsco Industrial Patterson-Kelley businesses. Approximately 93% of this Segment's revenues originate in North America.
Harsco Industrial Air-X-Changers is a leading supplier of custom-engineered and manufactured air-cooled heat exchangers for the natural gas, natural gas processing and petrochemical industries in the U.S. Harsco Industrial Air-X-Changers' heat exchangers are the primary apparatus used to condition natural gas during recovery, compression and transportation from underground reserves through the major pipeline distribution channels. In January 2014, the Company acquired Hammco Corporation ("Hammco"), a U.S. manufacturer of high specification air-cooled heat exchangers for the natural gas and petrochemical processing markets.
Harsco Industrial IKG manufactures a varied line of industrial grating products at several plants in the U.S. and international plants located in Mexico and China. These products include a full range of metal bar grating configurations, which are used mainly in industrial flooring, as well as safety and security applications in the energy, paper, chemical, refining and processing industries. Harsco Industrial IKG recently introduced GrateGuardTM, a fencing solution for first-line physical security.
Harsco Industrial Patterson-Kelley is a leading manufacturer of energy-efficient heat transfer products such as boilers and water heaters for commercial and institutional applications.
For 2015, 2014 and 2013, this Segment's percentage of the Company's consolidated revenues were 21%, 20% and 13%, respectively.
Harsco Rail Segment—15% of consolidated revenues for 2015
The Harsco Rail Segment is a global provider of equipment, after-market parts and services for the maintenance, repair and construction of railway track. The Segment's equipment and services support private and government-owned railroads and urban transit systems worldwide. In March 2015, the Company acquired Protran Technology ("Protran"), a U.S. designer and producer of safety systems for transportation and industrial applications; and in April 2015, the Company acquired JK Rail Products, LLC ("JK Rail"), a provider of after-market parts for railroad track maintenance.
The Harsco Rail Segment's products are produced in three countries and products and services are provided worldwide. In 2015, 2014 and 2013, export product sales from the U.S. for the Harsco Rail Segment were $67.1 million, $104.9 million and $109.3 million, respectively.
For 2015, 2014 and 2013, the Harsco Rail Segment's percentage of the Company's consolidated revenues were 15%, 13% and 10%, respectively.
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

	Percentage of Consolidated Revenues
Product Group	2015	2014	2013
Outsourced, on-site services of material logistics, product quality improvement and resource recovery for iron, steel and metals manufacturing; as well as value added environmental solutions for industrial co-products	64%	67%	47%
Engineered scaffolding, concrete forming and shoring, and other access-related services, rentals and sales (a)	—%	—%	30%
Air-cooled heat exchangers	11%	11%	6%
Railway track maintenance services and equipment	15%	13%	10%
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
(1)(ii)  New products and services are added from time to time; however, in 2015, 2014 and 2013 none required the investment of a material amount of the Company's assets.
(1)(iii)  The manufacturing requirements of the Company's operations are such that no unusual sources of supply for raw materials are required. The raw materials used by the Company for its product manufacturing principally include steel and, to a lesser extent, aluminum, which are usually readily available. The profitability of the Company's manufactured products is affected by changing purchase prices of steel and other materials and commodities.

(1)(iv)  While the Company has a number of trademarks, patents and patent applications, it does not consider that any material part of its business is dependent upon them.
(1)(v)  The Company's Harsco Metals & Minerals Segment provides services which are usually subject to volume reductions at certain points of the year and the Company furnishes products within the Harsco Industrial Segment that are seasonal in nature. As a result, the Company's revenues and results of operations for the first quarter ending March 31 and the fourth quarter ending December 31 may be lower than the second and third quarters. Additionally, the Company has historically generated the majority of its cash flows in the second half of the year. This is a result of normally higher income during the latter part of the year. The Company's historical revenue patterns and cash provided by operating activities are as follows:
Historical Pattern of Revenue from Continuing Operations

(In millions)	2015		2014	2013	2012	2011
First quarter	$451.6		$512.5	$715.4	$752.3	$778.2
Second quarter	455.7		535.3	759.6	770.6	874.6
Third quarter	428.3		526.4	739.9	756.8	855.5
Fourth quarter	387.4		492.1	681.1	766.3	796.9
Totals	$1,723.1	(a)	$2,066.3	$2,896.0	$3,046.0	$3,305.2

(a)	Does not total due to rounding.
Historical Pattern of Cash Provided (Used) by Operations

(In millions)	2015	2014	2013		2012	2011
First quarter	$10.5	$27.5	$3.0		$(1.4)	$13.1
Second quarter	34.7	47.8	53.0		37.1	53.7
Third quarter	43.9	110.0	107.7		75.5	123.2
Fourth quarter	32.4	41.4	23.9		87.4	108.7
Totals	$121.5	$226.7	$187.7	(a)	$198.6	$298.8	(a)

(a)	Does not total due to rounding.
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

(1)(vii)  In 2015, 2014 and 2013, the Harsco Metals & Minerals Segment had two customers that each provided in excess of 10% of this Segment's revenues under multiple long-term contracts at several mill sites. The loss of any one of the contracts would not have a material adverse effect upon the Company's financial position or cash flows; however, it could have a significant effect on quarterly or annual results of operations. Additionally, a decline in economic conditions may further impact the ability of the Company's customers to meet their obligations to the Company on a timely basis and could result in bankruptcy or receivership filings by any of such customers. If customers are unable to meet their obligations on a timely basis, or if the Company is unable to collect amounts due from customers for any reason, it could adversely impact the realizability of receivables, the valuation of inventories and the valuation of long-lived assets across the Company's businesses. As part of its credit risk management practices, the Company closely monitors the credit standing and accounts receivable position of its customer base.
As previously disclosed, during the fourth quarter of 2013, the Company recorded a bad debt reserve of $2.6 million on receivables with a large steel mill customer who filed for protection under the Italian receivership procedures (the "Marzano Law"). During the second quarter of 2014, the customer terminated its contract with the Company under the provisions of the Marzano Law. As a result, during the second quarter of 2014, the Company recorded an additional bad debt reserve of $3.9 million on the remaining pre-receivership receivables with this customer.
Additionally, the Company recorded a bad debt reserve of $2.6 million during 2014 for one of its Canadian steel mill customers that filed for receivership protection during the course of the year, as the Company has previously disclosed.  The amount of the bad debt reserve for this customer represents the full pre-receivership balance.

One of the Company's steel mill customers in Europe ceased operations and began the formal process of liquidation in late 2015. The Company previously recorded bad debt reserves of approximately $3 million related to this customer and as a result of these events, recorded an additional bad debt reserve related to the remaining receivables balance of $9.9 million during 2015.
The Harsco Industrial Segment had two customers in 2015, and one customer in 2014 and 2013, that provided in excess of 10% of the Segment's revenues. The loss of any of these customers would not have a material adverse impact on the Company's financial positions or cash flows; however, it could have a material effect on quarterly or annual results of operations.
The Harsco Rail Segment had two customers in 2015, one customer in 2014, and two customers in 2013 that provided in excess of 10% of the Segment's revenues. The loss of any of these customers would not have a material adverse impact on the Company's financial positions or cash flows; however, it could have a material effect on quarterly or annual results of operations.
(1)(viii)  At December 31, 2015, the Company's metals services contracts had estimated future revenues of $3.2 billion at expected production levels, compared with $4.5 billion at December 31, 2014. This decrease is primarily due to exited contracts associated with strategic actions from the Harsco Metals & Minerals Improvement Plan ("Project Orion") related to the focus on underperforming contracts and the impact of foreign currency translation. At December 31, 2015, the Company had an estimated order backlog of $72.9 million in its Harsco Industrial Segment, compared with $146.9 million at December 31, 2014. This decrease is primarily due to low oil prices impacting capital expenditures and overall spending by customers in the natural gas, natural gas processing and petrochemical industries. In addition, at December 31, 2015, the Harsco Rail Segment had an estimated order backlog of $292.1 million, compared with $348.8 million at December 31, 2014. This decrease is primarily due to shipments which were not replaced due to decreased demand, primarily in the U.S., during 2015.
At December 31, 2015, $223.4 million or 61% of the Company's manufactured products order backlog is not expected to be filled in 2016. The remainder of this backlog is expected to be filled in 2017 and 2018. This is exclusive of long-term metals industry services contracts, roofing granules and industrial abrasives products, and minerals and metal recovery technologies services.
(1)(ix)  At December 31, 2015, the Company had no material contracts that were subject to renegotiation of profits or termination at the election of the U.S. Government.
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
Harsco Metals & Minerals Segment—This Segment provides outsourced on-site services to the global metals industries in approximately 30 countries, with the largest operations focused in the U.S., the U.K., France and Brazil. This Segment is one of the world's largest providers of these services. This Segment's key competitive factors are innovative resource recovery solutions, significant industry experience, technology, safety performance, service and value. This Segment competes principally with a number of privately-held businesses for services outsourced by customers. Additionally, due to the nature of this Segment's services, it encounters a certain degree of "competition" from customers' desire to perform similar services themselves instead of using an outsourced solution.
Harsco Industrial Segment—This Segment includes manufacturing businesses located principally in the U.S. with an increasing focus on international growth. Key competitive factors include quality, value, technology and energy-efficiency. Primary competitors are U.S.-based manufacturers of similar products. In January 2014, the Company acquired Hammco, a provider of process coolers for the natural gas, natural gas processing and petrochemical industries.
Harsco Rail Segment—This Segment manufactures and sells highly-engineered railway track maintenance equipment produced primarily in the U.S. for customers throughout the world. Additionally, this Segment provides railway track maintenance services principally in the U.S. and the U.K. This Segment's key competitive factors are quality, technology, customer service and value. Primary competitors for both products and services are privately-held global businesses as well as certain regional competitors. In March 2015, the Company acquired Protran, a U.S. designer and producer of safety systems for transportation and industrial applications; and in April 2015, the Company acquired JK Rail, a provider of after-market parts for railroad track maintenance.

(1)(xi)  The Company's expense for research and development activities was $4.5 million, $5.5 million and $10.2 million in 2015, 2014 and 2013, respectively. This excludes technology development and engineering costs classified in cost of services and products sold or selling, general and administrative expense. For additional information regarding research and development activities, see the Research and Development section included under Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."
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
(1)(xiii)  At December 31, 2015, the Company had approximately 10,800 employees.

(d)	Financial Information about Geographic Areas
Financial information concerning international and domestic operations is included in Note 16, Information by Segment and Geographic Area, to the Consolidated Financial Statements under Part II, Item 8, "Financial Statements and Supplementary Data," which information is incorporated herein by reference. Export sales from the U.S. totaled $80.8 million, $134.0 million and $143.7 million in 2015, 2014 and 2013, respectively. The decrease in export sales from the U.S. is primarily attributable to decreased volumes in the Harsco Rail Segment and the air-cooled heat exchangers business.

(e)	Available Information
Information is provided in Part I, Item 1 (a), "General Development of Business."

Item 1A.    Risk Factors.
Set forth below are risks and uncertainties that could materially and adversely affect the Company's results of operations, financial condition, liquidity and cash flows. The risks set forth below are not the only risks faced by the Company. The Company's business operations could also be affected by other factors not presently known to the Company or factors that the Company currently does not consider to be material.
Negative economic conditions may adversely impact demand for the Company's products and services, as well as the ability of the Company's customers to meet their obligations to the Company on a timely basis.
Negative economic conditions, including the tightening of credit in financial markets, can lead businesses to postpone spending, which may impact the Company's customers, causing them to cancel, decrease or delay their existing and future orders with the Company. In addition, economic conditions may further impact the ability of the Company's customers by either causing them to close locations serviced by the Harsco Metals & Minerals Segment, or cause their financial condition to deteriorate to a point where they are unable to meet their obligations to the Company on a timely basis. One or more of these events could adversely impact the Company's operating results and realizability of receivables.
Cyclical industry and economic conditions may adversely affect the Company's businesses.
The Company's businesses are subject to general economic slowdowns and cyclical conditions in each of the industries served. In particular:

•
The Harsco Metals & Minerals Segment may be adversely impacted by continued slowdowns in steel mill production, excess production capacity, and bankruptcy or receivership of steel producers, as well as a reversal or slowing of current outsourcing trends in the steel industry;

•
The resource recovery technologies business of the Harsco Metals & Minerals Segment can also be adversely impacted by continued slowdowns in customer production or a reduction in the selling prices of its materials, which are market-based and vary based upon the current fair value of the components being sold. Therefore, the revenue generated from the sale of such recycled materials varies based upon the fair value of the commodity components being sold;

•
The industrial abrasives and roofing granules business of the Harsco Metals & Minerals Segment may be adversely impacted by reduced home resales or economic conditions that slow the rate of residential roof replacement, or by slowdowns in the industrial and infrastructure refurbishment industries;

•
The air-cooled heat exchangers business of the Harsco Industrial Segment is affected by cyclical conditions in the natural gas, natural gas processing and petrochemical industries. The continued depression of oil prices, or a further decline in such prices, may result in a continued slowdown in natural gas and petrochemical drilling or production, which could adversely affect this business;

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
Increased customer concentration and related credit and commercial risks may adversely impact the Company's results of operations, financial condition and cash flows.
For the year ended December 31, 2015, the Company’s top five customers in the Harsco Metals & Minerals Segment accounted for approximately 38% of the Company’s revenues in that segment and 24% of the Company’s total revenues.
Certain of the several large customers in the Harsco Metals & Minerals Segment have significant accounts receivable balances. If a large customer were to experience financial difficulty, or file for bankruptcy or receivership protection it could adversely impact the Company's results of operations, cash flows and asset valuations.
Disputes with our largest customers, or customers with long term contracts, could adversely affect the Company’s financial condition.
The Company routinely enters into multiple contracts with its customers, many of which can be long term contracts. For example, the Company is currently party to multiple contracts in numerous countries with its largest customer, ArcelorMittal, which accounted for almost 10% of its total revenues for the year ended December 31, 2015. These contracts cover a variety of services and vary in contract length. From time to time, the Company may be negotiating the terms of current and potential future services to be rendered due to the scope and complexity of this relationship. Disagreements between the parties can arise as a result of the scope and nature of the relationship and these ongoing negotiations.
In addition, under long term contracts, the Company may incur capital expenditures or other costs at the beginning of the contract that it expects to recoup through the life of the contract. Some of these contracts provide for advance payments to assist the Company in covering these costs and expenses. A dispute with a customer during the life of a long term contract could impact the ability of the Company to receive these advance payments or otherwise recoup incurred costs and expenses.
The Company's global presence subjects it to a variety of risks arising from doing business internationally.
The Company operates in approximately 30 countries, generating 56% of its revenues outside of the U.S. (based on location of the facility generating the revenue) for the year ended December 31, 2015. In addition, as of December 31, 2015, approximately 75% of the Company’s property, plant and equipment are located outside of the U.S. The Company's global footprint exposes it to a variety of risks that may adversely affect the Company's results of operations, financial condition, liquidity and cash flows. These include, but may not be limited to, the following:
•periodic economic downturns in the countries in which the Company does business;

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

•	longer payment cycles and difficulty in collecting accounts receivable;

•	complexities in complying with a variety of U.S. and foreign government laws, controls and regulations;

•	political, economic and social instability, civil and political unrest, terrorist actions and armed hostilities in the regions or countries in which the Company does business;

•	inflation rates in the countries in which the Company does business;

•	complying with complex labor laws in foreign jurisdictions;

•	laws in various international jurisdictions that limit the right and ability of subsidiaries to pay dividends and remit earnings to affiliated companies unless specified conditions are met;

•
sovereign risk related to international governments that include, but may not be limited to, governments stopping interest payments or repudiating their debt, nationalizing private businesses or altering foreign exchange regulations; and

•	uncertainties arising from local business practices, cultural considerations and international political and trade tensions.
The Company has operations in several countries in the Middle East, including Bahrain, Egypt, Israel, Saudi Arabia and Oman, as well as India, some of which have recently experienced armed hostilities and civil unrest. Additionally, these countries are geographically close to other countries that may have a continued high risk of armed hostilities or civil unrest.
If the Company is unable to successfully manage the risks associated with its global business, the Company's results of operations, financial condition, liquidity and cash flows may be negatively impacted.
The Board of Directors has determined to explore strategic options for the separation of the Company’s Metals & Minerals Segment; there can be no assurance that the Company will be successful in entering into or consummating a transaction or that any such transaction will yield additional value for stockholders.
On November 9, 2015, the Company announced that the Board of Directors had authorized a process to explore a range of strategic options for the separation of the Company’s Harsco Metals & Minerals Segment from the Harsco Industrial and Rail Segments and Brand joint venture. There can be no assurances that any such process will result in a sale, spin-off or any other transaction being entered into or consummated. The process may be time-consuming, distracting to management and disruptive to the Company's business operations, and if the Company is unable to effectively manage the process, the business, financial condition, and results of operations could be adversely affected. In addition, identifying and evaluating potential strategic options may result in the incurrence of additional expenses.

Any strategic decision will involve risks and uncertainties, and the Company cannot guarantee that any potential transaction or other strategic option, if identified, evaluated and consummated, will provide greater value to the Company's stockholders than that reflected in the current stock price. Any potential transaction would be dependent upon a number of factors that may be beyond the Company's control, including, among other factors, market conditions, industry trends and the interest of third parties in the Harsco Metals & Minerals Segment.

The Company has not set a specific timetable for completion of this process and does not intend to discuss or disclose developments with respect to the process unless and until such time as the Board of Directors has approved a definitive course of action or otherwise deems disclosure to be required or appropriate.  As a consequence, perceived uncertainties related to the future of the Company’s Harsco Metals & Minerals Segment may result in the loss of potential business opportunities and may make it more difficult for the Company to attract and retain qualified personnel and business partners.

 Due to the international nature of the Company's business, the Company could be adversely affected by violations of certain laws.
The U.S. Foreign Corrupt Practices Act (“FCPA”) and similar anti-bribery laws in non-U.S. jurisdictions generally prohibit companies and their intermediaries from making improper payments to officials for the purpose of obtaining or retaining business. The FCPA also imposes accounting standards and requirements on publicly traded U.S. corporations and their foreign affiliates, which, among other things, are intended to prevent the diversion of corporate funds to the payment of bribes and other improper payments, and to prevent the establishment of “off the books” slush funds from which improper payments can be made. The Company may not always prevent reckless or criminal acts by its employees or agents and may be exposed to liability due to pre-acquisition conduct of employees or agents of businesses or operations the Company may acquire. Violations of these laws, or allegations of such violations, could disrupt the Company’s operations, involve significant management distraction and have a material adverse effect on the Company’s results of operations, financial condition and cash flows. If the Company is found to be liable for violations of these laws (either due to its own acts, out of inadvertence or due to the acts or inadvertence of others), the Company could also be subject to severe criminal or civil penalties or other sanctions, disgorgement, further changes or enhancements to its procedures, policies and controls, personnel changes and other remedial actions.

Furthermore, the Company is subject to the export controls and economic embargo rules and regulations of the U.S., including the Export Administration Regulations and trade sanctions against embargoed countries, which are administered by the Office of Foreign Asset Control within the Department of Treasury (“OFAC”), as well as other laws and regulations administered by the Department of Commerce. These regulations limit the Company’s ability to market, sell, distribute or otherwise transfer its products to prohibited countries or persons. Failure to comply with these rules and regulations may result in substantial civil and criminal penalties, including fines and disgorgement of profits, the imposition of a court-appointed monitor, the denial of export privileges and debarment from participation in U.S. government contracts.
The Company is subject to potential disruption of its access to credit.
Disruptions in the credit markets have severely restricted access to capital for companies. When credit markets deteriorate, the Company's ability to incur additional indebtedness to fund operations or refinance maturing obligations as they become due may be constrained. This risk could be exacerbated by future deterioration in the Company's credit ratings. The Company is unable to predict any duration or severity of disruptions in the credit and financial markets and adverse global economic conditions.
Exchange rate fluctuations may adversely impact the Company's business.
Fluctuations in foreign exchange rates between the U.S. dollar and the approximately 25 other currencies in which the Company currently conducts business may adversely impact the Company's results of operations in any given fiscal period. The Company’s principal foreign currency exposures are in the European Economic and Monetary Union, the U.K. and Brazil. Given the structure of the Company's operations, an increase in the value of the U.S. dollar relative to the foreign currencies in which the Company earns its revenues generally has a negative impact on the translated amounts of the assets and liabilities, results of operations, and cash flows. The Company's foreign currency exposures increase the risk of volatility in its financial position, results of operations and cash flows. If currencies in the below regions change materially in relation to the U.S. dollar, the Company's financial position, results of operations, or cash flows may be materially affected.
Compared with the corresponding full-year period in 2014, the average value of major currencies changed as follows in relation to the U.S. dollar during the full-year 2015, impacting the Company's revenues and income:

•	British pound sterling weakened by 7%

•	euro weakened by 16%

•	Brazilian real weakened by 30%
Compared with exchange rates at December 31, 2014, the value of major currencies at December 31, 2015 changed as follows:

•	British pound sterling weakened by 5%

•	euro weakened by 10%

•	Brazilian real weakened by 33%
To illustrate the effect of foreign exchange rate changes in certain key markets of the Company, in 2015 revenues would have been approximately 10% or $170 million higher and operating income would have been approximately 2% or $2 million greater if the average exchange rates for 2014 were utilized. In a similar comparison for 2014, revenues would have been approximately 1% or $20 million higher and operating income would have been approximately 3% or $2 million greater if the average exchange rates for 2013 were utilized.
Currency changes also result in assets and liabilities denominated in local currencies being translated into U.S. dollars at different amounts than at the prior period end. Generally, if the U.S. dollar weakens in relation to currencies in countries in which the Company does business, the translated amounts of the related assets, liabilities, and therefore stockholders' equity, would increase. Conversely, if the U.S. dollar strengthens in relation to currencies in countries in which the Company does business, the translated amounts of the related assets, liabilities, and therefore stockholders' equity, would decrease.
Although the Company engages in foreign currency exchange forward contracts and other hedging strategies to mitigate foreign exchange transactional risks, hedging strategies may not be successful or may fail to completely offset these risks. In addition, competitive conditions in the Company's manufacturing businesses may limit the Company's ability to increase product prices in the face of adverse currency movement. Sales of products manufactured in the U.S. for the domestic and export markets may be affected by the value of the U.S. dollar relative to other currencies. Any long-term strengthening of the U.S. dollar could depress demand for these products and reduce sales. Conversely, any long-term weakening of the U.S. dollar could improve demand for these products and increase sales.

The Company may lose customers or be required to reduce prices as a result of competition.
The industries in which the Company operates are highly competitive:

•
The Harsco Metals & Minerals Segment is sustained mainly through contract renewals and new contract signings. The Company may be unable to renew contracts at historical price levels or to obtain additional contracts at historical rates as a result of competition. If the Company is unable to renew its contracts at the historical rates or renewals are made at reduced prices, or if its customers terminate their contracts, revenue and results of operations may decline.

•
The Harsco Industrial and Harsco Rail Segments compete with companies that manufacture similar products both internationally and domestically. Certain international competitors export their products into the U.S. and sell them at lower prices, which can be the result of lower labor costs and government subsidies for exports. Such practices may limit the prices the Company can charge for its products and services. Additionally, unfavorable foreign exchange rates can adversely impact the Company's ability to match the prices charged by international competitors. If the Company is unable to match the prices charged by international competitors, it may lose customers.

Restrictions imposed by the Company's credit facility and other financing arrangements may limit the Company's operating and financial flexibility.
The agreements governing the Company's outstanding financing arrangements impose a number of restrictions. For example, the Company's Senior Secured Credit Facility and the indentures governing the 5.75% Senior Notes due 2018 contain certain restrictions and covenants which restrict the Company's ability to incur liens and/or debt or provide guarantees in respect of obligations of any subsidiary. Under the Company's Senior Secured Credit Facility, the Company must comply with certain financial covenants on a quarterly basis. The covenants also place limitations on dividends, acquisitions, investments in joint ventures, unrestricted subsidiaries, indebtedness and the imposition of liens on the Company's assets. In the event of a default, the Company's lenders and the counterparties to the Company's other financing arrangements could terminate their commitments to the Company and declare all amounts borrowed, together with accrued interests and fees, immediately due and payable. If this were to occur, the Company might not be able to pay these amounts, or the Company might be forced to seek an amendment to the Company's financing arrangements which could make the terms of these arrangements more onerous for the Company. In addition, this could also trigger an event of default under the cross-default provisions of the Company's other obligations. As a result, a default under one or more of the existing or future financing arrangements could have significant consequences for the Company.
The Company is exposed to counterparty risk in its derivative financial arrangements.
The Company uses derivative financial instruments, such as cross-currency interest rate swaps ("CCIRs") and foreign currency exchange forward contracts, for a variety of purposes. The Company uses CCIRs in conjunction with certain debt issuances in order to secure either a fixed or floating local currency interest rate. The Company uses foreign currency exchange forward contracts as part of a worldwide program to minimize foreign currency operating income and balance sheet exposure. In particular, the Company uses foreign currency exchange forward contracts to hedge commitments, such as foreign currency debt, firm purchase commitments and foreign currency cash flows for certain export sales transactions. The unsecured contracts for CCIRs and foreign currency exchange forward contracts outstanding at December 31, 2015 mature at various times through 2020 and are with major financial institutions. The Company may also enter into derivative contracts to hedge commodity exposures.
The failure of one or more counterparties to the Company's derivative financial instruments to fulfill their obligations could adversely affect the Company's results of operations, financial condition, liquidity and cash flows.
The Company’s variable rate indebtedness subjects it to interest rate risk, which could cause the Company's debt service obligations to increase significantly.
The Company's total debt at December 31, 2015 was $911.1 million. Of this amount, approximately 50% had variable rates of interest, and approximately 50% had fixed rates of interest. The weighted average interest rate of total debt was approximately 4.6%. At debt levels as of December 31, 2015, a one percentage point increase/decrease in variable interest rates would increase/decrease interest expense by $4.6 million per year. If the Company is unable to successfully manage its exposure to variable interest rates, its debt service obligations may increase even though the amount borrowed remains the same, and in turn, its results of operations and financial condition may be negatively impacted.
Additionally, whenever the Company refinances fixed rate debt, the new interest rates may negatively impact the Company's results of operations. The interest rates associated with new fixed rate debt are impacted by several factors including, but not limited to, market conditions, term of the borrowings and the financial results and currency.

The Company is subject to taxes in numerous jurisdictions. Legislative, regulatory and legal developments involving income taxes could materially adversely affect the Company’s results of operations and cash flows and impact the Company’s ability to compete abroad.
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
Currently, a majority of the Company's revenue is generated from customers located outside the U.S., and a substantial portion of the Company's assets and employees are located internationally. U.S. income tax and withholding taxes have not been provided on undistributed earnings for certain non-U.S. subsidiaries as such earnings are indefinitely reinvested in the operations of those subsidiaries. Any U.S. tax reform that reduces the Company's ability to defer U.S. taxes on earnings indefinitely reinvested outside of the U.S. could have a negative impact on the Company's ability to compete in the global marketplace.
The Company's defined benefit net periodic pension cost is directly affected by the equity and bond markets. A downward trend in those markets could adversely impact the Company's results of operations, financial condition and cash flows.
In addition to the economic issues that directly affect the Company's businesses, changes in the performance of equity and bond markets, particularly in the U.K. and the U.S., impact actuarial assumptions used in determining annual net periodic pension cost ("NPPC"), pension liabilities and the valuation of the assets in the Company's defined benefit pension plans. Financial market deterioration would most likely have a negative impact on the Company's NPPC and the pension assets and liabilities. This could result in a decrease to stockholders' equity and an increase in the Company's statutory funding requirements.
In addition to the Company's defined benefit pension plans, the Company also participates in several multiemployer pension plans ("MEPPs") throughout the world. Within the U.S., the Pension Protection Act of 2006 may require additional funding for MEPPs that could cause the Company to be subject to higher cash contributions in the future. Additionally, market conditions and the number of participating employers remaining in each plan may affect the funded status of MEPPs and consequently any Company withdrawal liability, if applicable.
A negative outcome on personal injury claims against the Company may adversely impact results of operations and financial condition.
The Company has been named as one of many defendants (approximately 90 or more in most cases) in legal actions alleging personal injury from exposure to airborne asbestos over the past several decades. In their suits, the plaintiffs have named as defendants, among others, many manufacturers, distributors and installers of numerous types of equipment or products that allegedly contained asbestos. The majority of the asbestos complaints pending against the Company have been filed in New York. Almost all of the New York complaints contain a standard claim for damages of $20 million or $25 million against the approximately 90 defendants, regardless of the individual plaintiff's alleged medical condition, and without specifically identifying any of the Company’s products as the source of plaintiff's asbestos exposure. If the Company is found to be liable in any of these actions and the liability exceeds the Company's insurance coverage, results of operations, cash flows and financial condition could be adversely affected.

The nature of the Company’s products creates the possibility of significant product liability and warranty claims, which could harm its business.
The Company’s customers use some of its products in potentially hazardous applications that can cause injury or loss of life and damage to property, equipment or the environment. In addition, the Company’s products are integral to the production process for some end-users and any failure of the Company’s products could result in a suspension of operations. Accidents may occur at a location where the Company’s equipment and services have been or are being used. Investigations into such accidents, even if the Company and its products are ultimately found not to be the cause of such accidents, require the Company to expend significant time, effort and resources. The Company cannot be certain that its products will be completely free from defects. The Company may be named as a defendant in product liability or other lawsuits asserting potentially large claims. In addition, the Company cannot guarantee that insurance will be available or adequate to cover any or all liabilities incurred. The Company also may not be able to maintain insurance in the future at levels it believes are necessary and at rates it considers reasonable.

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
The profitability of the Company's manufactured products is affected by changing purchase prices of raw material, including steel and other materials and commodities. If raw material costs associated with the Company's manufactured products increase and the costs cannot be transferred to the Company's customers, results of operations would be adversely affected. Additionally, decreased availability of steel or other materials could affect the Company's ability to produce manufactured products in a timely manner. If the Company cannot obtain the necessary raw materials for its manufactured products, then revenues, results of operations and cash flows could be adversely affected.
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

The Company is currently involved in a number of environmental remediation investigations and cleanups and, along with other companies, has been identified as a "potentially responsible party" for certain waste disposal sites under the federal "Superfund" law. At several sites, the Company is currently conducting environmental remediation, and it is probable that the Company will agree to make payments toward funding certain other of these remediation activities. It also is possible that some of these matters will be decided unfavorably to the Company and that other sites requiring remediation will be identified. Each of these matters is subject to various uncertainties, and financial exposure is dependent upon such factors as:

•	the continuing evolution of environmental laws and regulatory requirements;

•	the availability and application of technology;

•	the allocation of cost among potentially responsible parties;

•	the years of remedial activity required; and

•	the remediation methods selected.
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
Furthermore, such laws and standards are subject to change and may become more stringent. For example, the U.S. Occupational Safety and Health Administration is reviewing its worker safety standards related to exposure to beryllium, which is a trace component of BLACK BEAUTY® abrasives sold by Harsco Metals & Minerals Segment. Although it is not possible to predict changes in laws or other governmental standards, the development, proposal or adoption of more stringent laws or governmental standards may require the Company to change its manufacturing processes, for example by reducing or eliminating use of the regulated component or material in its manufacturing process. The Company may not be able to develop a new manufacturing process to comply with such legal and regulatory changes without investing significant time and resources, if at all. In addition, such legal and regulatory changes may also affect buying decisions by the users of the Company’s products that contain regulated materials or that involve the use of such materials in the manufacturing process. If applicable laws and governmental standards become more stringent, the Company’s results of operations, liquidity and financial condition could be materially adversely affected.
The Company maintains a workforce based upon current and anticipated workload. If the Company does not receive future contract awards or if these awards are delayed, significant cost may result that could have a material adverse effect on results of operations, financial condition, liquidity and cash flows.
The Company's estimates of future performance depend on, among other matters, whether and when the Company will receive certain new contract awards, including the extent to which the Company utilizes its workforce. The rate at which the Company utilizes its workforce is impacted by a variety of factors, including:

•	the ability to manage attrition;

•	the ability to forecast the need for services, which allows the Company to maintain an appropriately sized workforce;

•	the ability to transition employees from completed projects to new projects or between segments; and

•	the need to devote resources to non-revenue generating activities such as training or business development.
While the Company's estimates are based upon its good faith judgment, these estimates can be unreliable and may frequently change based on newly available information. In the case of large-scale domestic and international projects where timing is often uncertain, it is particularly difficult to predict whether and when the Company will receive a contract award. The uncertainty of contract award timing can present difficulties in matching the Company's workforce size with contract needs. If an expected contract award is delayed or not received, the Company could incur cost resulting from reductions in staff or redundancy of facilities or equipment that could have a material adverse effect on results of operations, financial condition, liquidity and cash flows.
Increased information technology security threats and more sophisticated computer crime pose a risk to the Company's systems, networks, products and services.
The Company relies upon information technology systems and networks in connection with a variety of business activities, some of which are managed by third parties. Additionally, the Company collects and stores data that is of a sensitive nature. The secure operation of these information technology systems and networks, and the processing and maintenance of this data is critical to the Company's business operations and strategy. Information technology security threats - from user error to attacks designed to gain unauthorized access to the Company's systems, networks and data - are increasing in frequency and sophistication. Attacks may range from random attempts to coordinated and targeted attacks, including sophisticated computer crime and advanced persistent threats. These threats pose a risk to the security of the Company's systems and networks and the confidentiality, availability and integrity of the Company's data. Should an attack on the Company's information technology systems and networks succeed, it could expose the Company and the Company's employees, customers, dealers and suppliers to misuse of information or systems, the compromising of confidential information, manipulation and destruction of data, production downtimes and operations disruptions. The occurrence of any of these events could adversely affect the Company's reputation, competitive position, business, results of operations and cash flows. In addition, such breaches in security could result in litigation, regulatory action, potential liability and the costs and operational consequences of implementing further data protection measures.
The Company's intellectual property portfolio may not prevent competitors from independently developing similar or duplicative products and services.
The Company's patents and other intellectual property may not prevent competitors from independently developing or selling similar or duplicative products and services, and there can be no assurance that the resources invested by the Company to protect the Company's intellectual property will be sufficient or that the Company's intellectual property portfolio will adequately deter misappropriation or improper use of the Company's technology. The Company could also face competition in some countries where the Company has not invested in an intellectual property portfolio. The Company may also face attempts to gain unauthorized access to the Company's information technology systems or products for the purpose of improperly acquiring trade secrets or confidential business information. The theft or unauthorized use or publication of the Company's trade secrets and other confidential business information as a result of such an incident could adversely affect the Company's competitive position and the value of the Company's investment in research and development. The Company may be unable to secure or retain ownership or rights to use data in certain software analytics or services offerings. In addition, the Company may be the target of aggressive and opportunistic enforcement of patents by third parties, including non-practicing entities. Regardless of the merit of such claims, responding to infringement claims can be expensive and time-consuming. If the Company is found to infringe any third-party rights, the Company could be required to pay substantial damages or could be enjoined from offering some of the Company's products and services. Also, there can be no assurances that the Company will be able to obtain or renew from third parties the licenses needed in the future, and there is no assurance that such licenses can be obtained on reasonable terms.
Union disputes or other labor matters could adversely affect the Company's operations and financial results.
A significant portion of the Company's employees are represented by labor unions in a number of countries under various collective bargaining agreements with varying durations and expiration dates. There can be no assurance that any current or future issues with the Company's employees will be resolved or that the Company will not encounter future strikes, work stoppages or other types of conflicts with labor unions or the Company's employees. The Company may not be able to satisfactorily renegotiate collective bargaining agreements in the U.S. and other countries when they expire. If the Company fails to renegotiate existing collective bargaining agreements, the Company could encounter strikes or work stoppages or other types of conflicts with labor unions. In addition, existing collective bargaining agreements may not prevent a strike or work stoppage at the Company's facilities in the future. The Company may also be subject to general country strikes or work stoppages unrelated to the Company's business or collective bargaining agreements. A work stoppage or other limitations on production at the Company's facilities for any reason could have an adverse effect on the Company's business, results of operations, financial condition and cash flows. In addition, many of the Company's customers and suppliers have unionized work forces. Strikes or work stoppages experienced by the Company's customers or suppliers could have an adverse effect on the Company's business, results of operations and financial condition.
If the Company cannot generate future cash flows at a level sufficient to recover the net book value of any reporting units, the Company may be required to record an impairment charge to earnings.
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

Location	Principal Products	Interest
Harsco Metals & Minerals Segment
Coronel Fabriciano, Brazil	Minerals and Resource Recovery Technologies	Owned
East Chicago, Indiana, U.S.	Minerals and Resource Recovery Technologies	Owned
Sarver, Pennsylvania, U.S.	Minerals and Resource Recovery Technologies	Owned
Sorel—Tracy, Canada	Minerals and Resource Recovery Technologies	Leased
Taiyuan City, China	Minerals and Resource Recovery Technologies	Owned and Leased
Warren, Ohio, U.S.	Minerals and Resource Recovery Technologies	Owned
Drakesboro, Kentucky, U.S.	Roofing Granules/Abrasives	Owned
Gary, Indiana, U.S.	Roofing Granules/Abrasives	Owned
Fairless Hills, Pennsylvania, U.S.	Roofing Granules/Abrasives	Owned
Moundsville, West Virginia, U.S.	Roofing Granules/Abrasives	Leased
Harsco Rail Segment
Brendale, Australia	Rail Maintenance Equipment	Owned
Ludington, Michigan, U.S.	Rail Maintenance Equipment	Owned
West Columbia, South Carolina, U.S.	Rail Maintenance Equipment	Owned
Harsco Industrial Segment
Broken Arrow, Oklahoma, U.S.	Heat Exchangers	Leased
East Stroudsburg, Pennsylvania, U.S.	Heat Transfer Products	Owned
Channelview, Texas, U.S.	Industrial Grating Products	Owned
Garrett, Indiana, U.S.	Industrial Grating Products	Leased
Leeds, Alabama, U.S.	Industrial Grating Products	Owned
Queretaro, Mexico	Industrial Grating Products	Owned
The Harsco Metals business, which is part of the Harsco Metals & Minerals Segment, principally operates on customer-owned sites and has administrative offices in Camp Hill, Pennsylvania, and Leatherhead, U.K.
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

Supplementary Item.    Executive Officers of the Registrant
Set forth below, at February 26, 2016, are the executive officers of the Company and certain information with respect to each of them. There are no family relationships among any of the executive officers.

Name	Age	Position with the Company
Executive Officers:
F. Nicholas Grasberger, III	52	President and Chief Executive Officer
Peter F. Minan	54	Senior Vice President and Chief Financial Officer
Russell C. Hochman	51	Senior Vice President and General Counsel, Chief Compliance Officer & Corporate Secretary
Scott H. Gerson	45	Senior Vice President and Group President–Harsco Industrial
Scott W. Jacoby	49	Senior Vice President and Group President–Harsco Rail
Tracey L. McKenzie	48	Senior Vice President and Chief Human Resources Officer

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

Peter F. Minan
Senior Vice President and Chief Financial Officer since November 11, 2014. Mr. Minan has an extensive background in global financial management acquired through a nearly 30-year career with KPMG from 1983 to 2012. He became a partner at KPMG in 1993 and served as global lead partner for several multi-national Fortune 500 industrial and consumer audits. His roles included National Managing Partner, U.S. Audit practice, and Partner in Charge, Washington/Baltimore Audit practice. His most recent role was with Computer Sciences Corporation, where he served as Vice President of Enterprise Risk Management and Internal Audit from 2012 to 2013.

Russell C. Hochman
Senior Vice President and General Counsel, Chief Compliance Officer and Corporate Secretary. Prior to joining the Company in 2013 he served in senior legal roles with Pitney Bowes Inc. and leading law firms based in New York. He holds a J.D. from Albany Law School of Union University and a B.A. from Cornell University.

Scott H. Gerson
Senior Vice President and Group President–Harsco Industrial since January 25, 2011. Served as Vice President and Group President– Harsco Industrial and Chief Information Officer from July 6, 2010 to January 24, 2011. Served as Chief Information Officer from April 4, 2005 to July 6, 2010. Prior to joining the Company on April 4, 2005, Mr. Gerson was with Kulicke & Soffa Industries, Inc., where he served as IT director of their worldwide application services. He has also served in IT management capacities with Compaq Computers and TRW Inc.

Scott W. Jacoby
Senior Vice President and Group President–Harsco Rail since July 6, 2010. Served as President of Harsco Rail from April 2009 to July 2010. Served as Vice President and General Manager of Harsco Track Technologies from August 2007 to April 2009. Served as Vice President and General Manager of Air- X-Changers from April 2005 to August 2007. Prior to that, Mr. Jacoby held senior management positions in the Harsco Industrial business group. Prior to joining the Company in 1995, Mr. Jacoby began his career with Mack Trucks.

Tracey L. McKenzie
Senior Vice President and Chief Human Resources Officer since September 2014. Prior to joining Harsco in September 2014, Ms. McKenzie served as Global HR Vice President for JLG Industries, a leader in the manufacturing sector for advanced aerial lift systems.  Ms. McKenzie previously held executive level HR positions in her native Australia, and at Pacific Scientific Aerospace (a division of Danaher).

PART II
Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Harsco Corporation common stock is listed on the New York Stock Exchange. At December 31, 2015, there were 80,094,365 shares outstanding. In 2015, the Company's common stock traded in a range of $7.69 to $19.12 and closed at $7.88 at year-end. At December 31, 2015, there were approximately 18,500 stockholders. The Company's Senior Secured Credit Facilities contain limitations on the payment of dividends. For additional information regarding Harsco Corporation's common stock market price and dividends declared, see Dividend Action under Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the Common Stock Price and Dividend Information under Part II, Item 8, "Financial Statements and Supplementary Data." For additional information on the Company's equity compensation plans see Part III, Item 11, "Executive Compensation." For additional information on the Company's limitations on the payment of dividends, see Liquidity and Capital Resources under Part II, Item 7, "Management's Discussion and analysis of Financial Condition and Results of Operations" and Note 8, Debt and Credit Agreements, to the Consolidated Financial Statements under Part II, Item 8, "Financial Statements and Supplementary Data."
Stock Performance Graph

	12/10	12/11	12/12	12/13	12/14	12/15
Harsco Corporation	100.00	74.73	88.74	109.42	76.38	33.78
S&P Midcap 400	100.00	98.27	115.84	154.64	169.75	166.05
Dow Jones US Diversified Industrials	100.00	100.80	121.77	173.08	174.90	197.36

Item 6.    Selected Financial Data.
Five-Year Statistical Summary

(In thousands, except per share, employee information and percentages)	2015		2014			2013 (a)		2012	2011
Statement of operations information
Revenues from continuing operations	$1,723,092		$2,066,288			$2,895,970		$3,046,018	$3,305,235
Amounts attributable to Harsco Corporation common stockholders
Income (loss) from continuing operations	$7,168		$(22,281)			$(231,356)		$(258,889)	$(8,379)
Income (loss) from discontinued operations	(980)		110			(1,492)		(919)	(2,063)
Net income (loss)	6,188		(22,171)			(232,848)		(259,808)	(10,442)
Financial position and cash flow information
Working capital	$158,399		$117,919			$229,599		$431,594	$376,874
Total assets	2,071,327		2,269,227			2,446,517		2,979,538	3,337,213
Long-term debt	855,751		829,709			783,158		957,428	853,800
Total debt	911,064		871,645			810,904		969,266	908,772
Depreciation and amortization	156,475		176,326			237,041		272,117	310,441
Capital expenditures	(123,552)		(208,859)			(245,551)		(264,738)	(313,101)
Cash provided by operating activities	121,507		226,727			187,659		198,594	298,776
Cash provided (used) by investing activities	(130,373)		(229,561)			63,281		(218,983)	(255,822)
Cash provided (used) by financing activities	22,454		(21,794)			(248,664)		(4,546)	(39,554)
Ratios
Return on average equity (b)	2.3%		(4.0)%			(30.0)%		(22.2)%	(0.6)%
Current ratio (c)	1.3	:1	1.2	:1		1.4	:1	1.7:1	1.5	:1
Per share information attributable to Harsco Corporation common stockholders
Basic—Income (loss) from continuing operations	$0.09		$(0.28)			$(2.86)		$(3.21)	$(0.10)
Loss from discontinued operations	(0.01)		—			(0.02)		(0.01)	(0.03)
Net income (loss)	$0.08		$(0.27)		(d)	$(2.88)		$(3.22)	$(0.13)
Diluted—Income (loss) from continuing operations	$0.09		$(0.28)			$(2.86)		$(3.21)	$(0.10)
Loss from discontinued operations	(0.01)		—			(0.02)		(0.01)	(0.03)
Net income (loss)	$0.08		$(0.27)		(d)	$(2.88)		$(3.22)	$(0.13)
Other information
Book value per share (e)	$3.88		$4.36			$7.41		$10.64	$15.17
Cash dividends declared per share	0.666		0.820			0.820		0.820	0.820
Diluted weighted-average number of shares outstanding	80,365		80,884			80,755		80,632	80,736
Number of employees	10,800		12,200			12,300		18,500	19,650

(a)	Includes impacts of the Infrastructure Transaction consummated on November 26, 2013.

(b)	Return on average equity is calculated by dividing income (loss) from continuing operations by average Harsco Corporation stockholders' equity throughout the year.

(c)	Current ratio is calculated by dividing total current assets by total current liabilities.

(d)	Does not total due to rounding.

(e)	Book value per share is calculated by dividing total equity by shares outstanding.

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
Factors that could cause actual results to differ, perhaps materially, from those implied by forward-looking statements include, but are not limited to: (1) changes in the worldwide business environment in which the Company operates, including general economic conditions; (2) changes in currency exchange rates, interest rates, commodity and fuel costs and capital costs; (3) changes in the performance of equity and bond markets that could affect, among other things, the valuation of the assets in the Company's pension plans and the accounting for pension assets, liabilities and expenses; (4) changes in governmental laws and regulations, including environmental, occupational health and safety, tax and import tariff standards; (5) market and competitive changes, including pricing pressures, market demand and acceptance for new products, services and technologies; (6) the Company's inability or failure to protect its intellectual property rights from infringement in one or more of the many countries in which the Company operates; (7) failure to effectively prevent, detect or recover from breaches in the Company's cybersecurity infrastructure; (8) unforeseen business disruptions in one or more of the many countries in which the Company operates due to political instability, civil disobedience, armed hostilities, public health issues or other calamities; (9) disruptions associated with labor disputes and increased operating costs associated with union organization; (10) the seasonal nature of the Company's business; (11) the Company's ability to successfully enter into new contracts and complete new acquisitions or strategic ventures in the time-frame contemplated, or at all; (12) the integration of the Company's strategic acquisitions;     (13) the amount and timing of repurchases of the Company's common stock, if any; (14) the prolonged recovery in global financial and credit markets and economic conditions generally, which could result in the Company's customers curtailing development projects, construction, production and capital expenditures which, in turn, could reduce the demand for the Company's products and services and, accordingly, the Company's revenues, margins and profitability; (15) the outcome of any disputes with customers, contractors and subcontractors; (16) the financial condition of the Company's customers, including the ability of customers (especially those that may be highly leveraged and those with inadequate liquidity) to maintain their credit availability; (17) the Company's ability to successfully implement and receive the expected benefits of cost-reduction and restructuring initiatives, including the achievement of expected cost savings in the expected time frame; (18) the ability to successfully implement the Company's strategic initiatives and portfolio optimization and the impact of such initiatives, such as the Harsco Metals & Minerals Segment's Improvement Plan ("Project Orion"); (19) the amount ultimately realized from the Company's exit from the strategic venture between the Company and Clayton, Dubilier & Rice and the timing of such exit; (20) implementation of environmental remediation matters; (21) risk and uncertainty associated with intangible assets; (22) the impact of a transaction, if any, resulting from the Company's determination to explore strategic options for the separation of the Harsco Metals & Minerals Segment; and (23) other risk factors listed from time to time in the Company's SEC reports. A further discussion of these, along with other potential risk factors, can be found in Part I, Item 1A, "Risk Factors," of this Annual Report on Form 10-K. The Company cautions that these factors may not be exhaustive and that many of these factors are beyond the Company's ability to control or predict. Accordingly, forward-looking statements should not be relied upon as a prediction of actual results. The Company undertakes no duty to update forward-looking statements except as may be required by law.

Executive Overview
The Harsco Metals & Minerals Segment has been negatively impacted by lower customer steel production, weaker commodity prices and demand, site exits and the impact of foreign currency translation. These impacts have been partially offset by the savings and benefits achieved as part of the initial phases of Project Orion which has helped to transform the Harsco Metals & Minerals Segment into a leaner and more disciplined business. The Company remains focused on achieving additional cost reductions and operational improvements to enhance returns for the Harsco Metals & Minerals Segment.

The Company began executing Project Orion in the Harsco Metals & Minerals Segment during 2014, after conducting an analysis of the business to identify opportunities to improve its core processes and simplify its organizational structure. The goals of Project Orion are to improve financial returns and provide higher and more consistent levels of value added services to customers. Project Orion's primary elements include improving the bid and contract management process, improving underperforming contracts, implementing standardized operating practices and simplifying operational structures. As a result of actions undertaken during the initial phases of Project Orion, the Company achieved annualized savings of approximately $36 million. During the fourth quarter of 2015, Project Orion was expanded with additional targeted workforce and operational savings of $20 million to $25 million; the majority of these benefits are expected to be realized in 2016. The Company incurred $5.1 million in severance and related charges associated with the expansion of Project Orion during the fourth quarter of 2015. Please see Note 19, Restructuring Programs, to the Consolidated Financial Statements under Part II, Item 8, "Financial Statements and Supplementary Data" for additional information.
The Company has announced its intention to pursue strategic options for the separation of the Harsco Metals & Minerals Segment from the rest of the Company. A separation of the Harsco Metals & Minerals Segment would allow each of the Company's businesses to benefit from dedicated capital structures, execute tailored and flexible strategic priorities and optimize capital return policies consistent with each business's unique priorities. There is no specific timetable related to this initiative and there can be no assurance that a sale, spin-off or any other transaction will take place. The Company incurred $9.9 million of expenses during 2015 related to the separation which are included as part of the Corporate caption in the Company's segment results.
As the Company has previously disclosed, one of the Company's steel mill customers in Europe ceased operations and began the formal process of liquidation in late 2015. The Company previously recorded bad debt reserves of approximately $3 million related to this customer and as a result of these events recorded an additional bad debt reserve related to the remaining receivables balance of $9.9 million during 2015. Also during 2015, the Company recorded an additional charge of $3.9 million related principally to severance costs and non-cash long-lived asset impairments. This action reduced the carrying value of assets used at the customer's site to fair value based upon the expected future realizable cash flows, including anticipated selling expenses.

As the Company has previously disclosed, over the past several years the Company has been in discussions with officials at the Supreme Council for Environment in Bahrain ("Bahrain Council") with regard to a processing by-product ("salt cakes") located at Hafeera. During 2015, the Company completed the assessment of options available for processing or removing the salt cakes. As a result, the Company has entered into a service agreement with a third party for processing the salt cakes and recorded a charge of $7.0 million, payable over five to seven years, related to the estimated cost of processing and disposal. The Company's Bahrain operations are operated under a strategic venture for which its strategic venture partner has a 35% minority interest. Accordingly, the net impact of the charge to the Company's Net income (loss) attributable to Harsco Corporation was $4.6 million. The Company is awaiting final approval from the Bahrain Council regarding the proposed processing and disposal method. If the Bahrain Council does not approve the proposed method or mandates alternative solutions, the estimated liability could change, and such change could be material in any one period.
As the Company has previously disclosed, a subcontractor at the site of a large customer in the Harsco Metals & Minerals Segment had filed arbitration against the Company, claiming that it was owed monetary damages from the Company in connection with its processing certain materials. Additionally, related to this matter, the Company has brought suit against its customer which the Company believed had responsibility for any damages. During 2015, all parties involved reached a binding settlement agreement. The Company recorded a charge of $4.2 million related to its obligations under the settlement agreement.
The Harsco Industrial Segment has been impacted by low oil prices and the related impacts on capital spending by customers in the oil and natural gas industries. During 2015, the Company's air-cooled heat exchangers business completed the consolidation of five operating facilities into a single site which improves operational efficiency, increases capacity and accelerates the production cycle. Additionally, the new site allows for future growth into adjacent markets.

The Harsco Rail Segment completed the acquisitions of Protran Technology ("Protran") and JK Rail Products, LLC ("JK Rail") during 2015.  Revenues decreased from prior year due to lower volumes of equipment sales and contract services.  Operating income increased from prior year due to a foreign currency gain of $10.9 million, primarily related to converting Swiss franc bank deposits to euros after the Swiss National Bank ended its policy of maintaining a stable Swiss franc exchange rate with the euro and a favorable mix of equipment sales, partially offset by an unfavorable mix of after-market parts sales and lower contract services volume.
Revenues by Segment

(Dollars in millions)	2015	2014	Change	%
Harsco Metals & Minerals	$1,106.2	$1,378.1	$(272.0)	(19.7)%
Harsco Industrial	357.3	412.5	(55.3)	(13.4)
Harsco Rail	259.7	275.6	(15.9)	(5.8)
Total Revenues	$1,723.1	$2,066.3	$(343.2)	(16.6)%

Revenues by Region

(Dollars in millions)	2015	2014	Change	%
Western Europe	$488.7	$588.2	$(99.5)	(16.9)%
North America	807.7	940.9	(133.2)	(14.2)
Latin America (a)	181.6	248.4	(66.8)	(26.9)
Asia-Pacific	153.7	157.5	(3.8)	(2.4)
Middle East and Africa	52.3	66.5	(14.2)	(21.4)
Eastern Europe	39.1	64.7	(25.6)	(39.6)
Total Revenues	$1,723.1	$2,066.3	$(343.2)	(16.6)%
(a) Includes Mexico.
Revenues for the Company totaled $1.7 billion and $2.1 billion for 2015 and 2014, respectively. The change is primarily related to the impact of foreign currency translation, exited contracts in the Harsco Metals & Minerals Segment, and the impact of price and volume changes in all segments, primarily the Harsco Metals & Minerals and Harsco Industrial Segments. Foreign currency translation decreased revenues by $170.1 million for 2015 in comparison with the prior year.

Operating Income and Operating Margins by Segment

(Dollars in millions)	2015	2014	Change	%
Harsco Metals & Minerals	$26.3	$13.8	$12.5	90.9%
Harsco Industrial	57.0	64.1	(7.1)	(11.1)
Harsco Rail	50.9	37.1	13.8	37.0
Corporate (b)	(45.7)	(45.7)	0.1	0.1
Total Operating Income	$88.5	$69.3	$19.2	27.8%

	2015	2014
Harsco Metals & Minerals	2.4%	1.0%
Harsco Industrial	16.0	15.5
Harsco Rail	19.6	13.5
Consolidated Operating Margin	5.1%	3.4%
(b) For the twelve months ended December 31, 2015, Corporate includes $9.9 million of expenses related to the potential Harsco Metals & Minerals Segment separation, $4.0 million of net period pension cost for defined benefit pension plans retained as part of the Infrastructure Transaction and a $1.0 million loss on disposal of the Harsco Infrastructure Segment. For the twelve months ended December 31, 2014, Corporate includes a $5.1 million loss on disposal of the Harsco Infrastructure Segment and transaction costs and $5.7 million of net periodic pension cost for defined benefit pension plans retained by the Company as part of the Infrastructure Transaction.

Operating income from continuing operations for 2015 was $88.5 million compared with operating income from continuing operations of $69.3 million in 2014.  Refer to the segment discussions below for information pertaining to factors positively affecting and negatively impacting operating income.

The increase in operating income from continuing operations was the primary driver of the diluted earnings per share from continuing operations for 2015 of $0.09 compared with a diluted loss per share of $0.28 for 2014.

Harsco Metals & Minerals Segment:

Significant Effects on Revenues (In millions)
Revenues—2014	$1,378.1
Impact of foreign currency translation.	(161.6)
Net impact of new contracts and lost contracts (including exited underperforming contracts).	(72.2)
Net impacts of price/volume changes, primarily attributable to volume changes.	(38.1)
Revenues—2015	$1,106.2

Factors Positively Affecting Operating Income:

•
Costs incurred by the Harsco Metals & Minerals Segment during 2014 related to restructuring charges for Project Orion, site exits and non-cash long-lived asset impairment charges which declined during 2015, increased operating income by $47.5 million.

•	Project Orion restructuring benefits, related to compensation savings, of approximately $15 million during 2015.

Factors Negatively Impacting Operating Income:

•
Costs incurred by the Harsco Metals & Minerals Segment related to a steel mill customer liquidation, salt cake disposal costs, charges associated with a subcontractor settlement and additional site exit costs decreased operating income by $30.8 million during 2015.

•
Costs incurred by the Harsco Metals & Minerals Segment related to the expansion of Project Orion, focusing on selling, general and administrative savings, decreased operating income by $5.1 million during 2015.

•
Decreased global steel production and scrap metal prices.  Overall, steel production by customers under services contracts, including the impact of exited contracts, decreased by 8% during 2015 compared with the prior year.

•	Decreased income attributable to the impact of exited contracts and reduced nickel prices and demand. Nickel prices decreased 29% during 2015 compared with the prior year.

•	Foreign currency translation in 2015 negatively impacted operating income for this segment compared with the prior year.

Harsco Industrial Segment:

Significant Effects on Revenues (In millions)
Revenues—2014	$412.5
Net impacts of price/volume changes, primarily attributable to volume changes.	(50.8)
Impact of foreign currency translation.	(4.4)
Revenues—2015	$357.3

Factors Positively Affecting Operating Income:

•
Operating income was aided by lower selling, general and administrative costs in 2015 compared with the prior year coupled with higher gains from the sale of assets in 2015 of $1.5 million, compared with the prior year.

Factors Negatively Impacting Operating Income:

•
Lower volumes resulting in decreased income during 2015, primarily attributable to continued energy price declines which impacts capital spending by customers in the oil and natural gas industries served by the Company.

•	Costs associated with consolidating operating facilities for this segment's air cooled heat exchangers business.

•	Foreign currency translation decreased operating income for this segment during 2015 compared with the prior year.

Harsco Rail Segment:

Significant Impacts on Revenues (In millions)
Revenues—2014	$275.6
Net impact of price/volume changes, primarily attributable to volume changes.	(16.7)
Effect of Protran and JK Rail acquisitions.	4.9
Impact of foreign currency translation.	(4.1)
Revenues—2015	$259.7

Factors Positively Affecting Operating Income:

•
Foreign currency gain of $10.9 million during the first quarter of 2015, primarily related to converting Swiss franc bank deposits to euros after the Swiss National Bank ended its policy of maintaining a stable Swiss franc exchange rate with the euro.

•	Equipment sales increased operating income, despite lower volumes, in 2015 compared with the prior year.

•	Operating income was aided by lower selling and administrative costs in 2015 compared with the prior year.

•	The acquisitions of Protran and JK Rail, both of which occurred during 2015, increased operating income by $2.2 million.

•	Foreign currency translation increased operating income for this segment during 2015 compared with the prior year.

Factors Negatively Impacting Operating Income:

•	An unfavorable mix of after-market part sales decreased operating income in 2015. Additionally, lower contract service volumes impacted operating income for 2015 compared with the prior year.

Outlook, Trends and Strategies
Despite uncertainties in the global economy, along with the challenges of global steel production and related pricing, as well as low oil prices, the Company believes it is positioned to execute actions through a disciplined focus on return based capital allocations and business portfolio strategies that will enable it to generate returns above its cost of capital with a balanced business portfolio without endangering its financial profile with unreasonable leverage.
These business portfolio strategies will continue to focus on improving the performance of the Harsco Metals & Minerals Segment through executing Project Orion, which is aimed at driving operational efficiencies through simplifying its business model and standardizing operating practices; establishing necessary protocols to facilitate better contract outcomes; addressing underperforming sites; and improving the mix of its products and services. For the Harsco Rail and Industrial Segments, the Company will focus on disciplined growth organically and through acquisitions that improve these businesses' competitive positions in core markets or adjacent market spaces. The Company will continue to pursue cost-reduction and efficiency initiatives, including Continuous Improvement, which have significantly reduced, and are expected to continue to reduce, the Company's cost structure and further enhance its financial strength without diminishing its services and products capabilities. As part of these initiatives, the Company will continue to focus on developing an active, lean corporate center that optimizes corporate costs while continuing to develop value added activities to support the Company in its transformation.
The Company's expansion into targeted growth markets; its diversity of services and products in industries that are fundamental to global growth; its long-term mill services and minerals supply contracts; its differentiated technologies and innovations; its return based capital allocations and business portfolio strategies; its focus on executing cost reduction and efficiency initiatives; and the 29% equity interest in Brand, help mitigate the Company's overall long-term exposure to changes in the economic outlook in any single economy or industry. However, deterioration of global economies and industries could still have an adverse impact on the Company's results of operations, financial condition and cash flows.
The following significant items, risks, trends and strategies are expected to affect the Company in 2016 and beyond:

•
The Company will focus on the goal of providing returns above its cost of capital for its stockholders by balancing its portfolio of businesses, and by executing its strategic and operational practices with reasonable amounts of financial leverage.

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

•
The Company expects its operational effective income tax rate to approximate 49% to 51% in 2016, excluding the tax impact on equity income (loss) related to the Brand Energy & Infrastructure Services Inc. and Subsidiaries.

Harsco Metals & Minerals Segment:

•
The Company anticipates reduced steel production, weaker commodity prices and demand, the impact of site exits, customer production curtailments and the impact of foreign currency translation to negatively impact revenue and operating income in the near term in the Harsco Metals & Minerals Segment.  These impacts will be partially offset by savings and benefits achieved as part of Project Orion and other operational savings.

•
The goals of Project Orion are to improve financial returns and provide higher and more consistent levels of value added services to customers. Project Orion's primary elements include improving the bid and contract management process, improving underperforming contracts, implementation of standardized operating practices and simplifying operational structures. As a result of actions undertaken during the initial phases of Project Orion, the Company achieved annualized savings of approximately $36 million. As a result of the success of the initial phases of Project Orion, further improvements are targeted to further strengthen the business. During the fourth quarter of 2015, Project Orion was expanded with additional targeted workforce and operational savings of $20 million to $25 million; the majority of these benefits are expected to be realized in 2016.

•
The Company will continue its focus on ensuring that forecasted profits and other requirements for contracts meet certain established standards and deliver returns above its cost of capital. Project Orion's focus is intended to enable the Company to address underperforming contracts more rapidly with targeted actions to improve the efficiencies of the business. These actions include central protocols to monitor activities, structures and systems that aid in decision making, and processes designed to identify the best operational and commercial actions available to address underperforming contracts and its overall contract portfolio. In connection with this focus, the possibility exists that the Company may take strategic actions that result in exit costs and non-cash asset impairment charges that may have an adverse effect on the Company's results of operations and liquidity.

•
During 2015, the Company has successfully negotiated and secured several contract renewals and add-on service expansions. Additionally, in February 2016, the Company announced a new 15-year contract with China's largest steel maker with revenues totaling $125 million over the life of the contract.

•
During 2014, the Company accrued approximately $5 million of costs related to disposing certain slag material accumulated as part of a customer operation in Latin America because it had not received the necessary permits from the local government to sell the slag. The Company has reengaged the local government to obtain the necessary permits, and if these permits are obtained, the accrued disposal costs may be either partially or fully recognized in income that period.

Harsco Industrial Segment:

•
The Company expects low oil prices to continue to impact capital expenditures and overall spending by customers in the natural gas, natural gas processing and petrochemical industries. Accordingly, these factors will negatively impact revenue and operating income in the near-term in the Harsco Industrial Segment.

•
The Company will continue to focus on product innovation and development to drive strategic growth in its businesses. The Company recently introduced GrateGuardTM, a new fencing solution for first-line physical security in the Industrial grating business.

•	The Company will focus on growing the Harsco Industrial Segment through disciplined organic expansion and acquisitions that improve competitive positioning in core markets or adjacent markets.

Harsco Rail Segment:

•
The global demand for railway maintenance-of-way equipment, parts and services continues to be generally positive, though North American markets may experience some short-term weakness, and the Company continues to pursue further growth opportunities.  In total, the Company anticipates modest organic growth in its after-market parts business and its expected deliveries of existing equipment orders.

•
During 2013 and 2014, the Company secured two contract awards with initial contract values worth approximately $200 million from the federal railway system of Switzerland ("SBB"). The Company's capabilities to compete and deliver on large projects provide increased opportunities to build out its pipeline further, and enables the Company to continue to pursue other large projects. The majority of deliveries under these contracts are anticipated to occur during 2017 through 2019.

•	The Company will focus on growing the Harsco Rail Segment through disciplined organic expansion and acquisitions that improve competitive positioning in core markets or adjacent markets.

Results of Operations for 2015, 2014 and 2013

(In millions, except per share information and percentages)	2015	2014	2013
Revenues from continuing operations	$1,723.1	$2,066.3	$2,896.0
Cost of services and products sold	1,356.4	1,643.9	2,238.9
Selling, general and administrative expenses	242.1	284.7	482.1
Research and development expenses	4.5	5.5	10.2
Loss on disposal of the Harsco Infrastructure Segment and transaction costs	1.0	5.1	292.3
Other expenses	30.6	57.8	15.1
Operating income (loss) from continuing operations	88.5	69.3	(142.6)
Interest income	1.6	1.7	2.1
Interest expense	(46.8)	(47.1)	(49.7)
Change in fair value to the unit adjustment liability	(8.5)	(9.7)	(1.0)
Income tax expense from continuing operations	(27.7)	(30.4)	(32.0)
Equity in income (loss) of unconsolidated entities, net	0.2	(1.6)	1.5
Income (loss) from continuing operations	7.3	(17.8)	(221.6)
Diluted income (loss) per common share from continuing operations attributable to Harsco Corporation common stockholders	0.09	(0.28)	(2.86)
Effective income tax rate for continuing operations	79.5%	214.8%	(16.7)%
Comparative Analysis of Consolidated Results
Revenues
Revenues for 2015 decreased $343.2 million or 17% from 2014. This decrease was attributable to the following significant items:

Changes in Revenues - 2015 vs. 2014	(In millions)
Impact of foreign currency translation.	$(170.1)
Net impact of new contracts and lost contracts (including exited underperforming contracts) in the Harsco Metals & Minerals Segment.	(72.2)
Net impacts of price/volume changes in the Harsco Metals & Minerals Segment, primarily attributable to volume changes.	(38.1)
Net impacts of price/volume changes in the Harsco Industrial Segment, primarily attributable to volume changes.	(50.8)
Net impacts of price/volume changes, primarily attributable to volume changes in the Harsco Rail Segment, including the effect of the Protran and JK Rail acquisitions.	(11.8)
Other.	(0.2)
Total change in revenues - 2015 vs. 2014	$(343.2)

Revenues for 2014 decreased $829.7 million or 29% from 2013. This decrease was attributable to the following significant items:

Changes in Revenues - 2014 vs. 2013	(In millions)
Revenue decrease following the Infrastructure Transaction.	$(885.4)
Net impact of new contracts and lost contracts (including exited underperforming contracts) in the Harsco Metals & Minerals Segment.	(40.1)
Impact of foreign currency translation.	(20.0)
Net change in revenues in the Harsco Rail Segment, primarily attributable to the completion of the large China contract with CRC.	(12.4)
Net effects of price/volume changes in the Harsco Metals & Minerals Segment, primarily attributable to volume changes.	79.6
Net increased revenues in the Harsco Industrial Segment, primarily attributable to the effects of its business acquisition.	48.6
Total change in revenues - 2014 vs. 2013	$(829.7)

Cost of Services and Products Sold
Cost of services and products sold for 2015 decreased $287.5 million or 17% from 2014. This decrease was attributable to the following significant items:

Change in Cost of Services and Products Sold - 2015 vs. 2014	(In millions)
Impact of foreign currency translation.	$(151.5)
Decreased costs due to changes in revenues (exclusive of the effects of foreign currency translation and fluctuations in commodity costs included in selling prices).	(124.4)
Other.	(11.6)
Total Change in Cost of Services and Products Sold 2015 vs. 2014	$(287.5)

Cost of services and products sold for 2014 decreased $595.0 million or 27% from 2013. This decrease was attributable to the following significant items:

Change in Cost of Services and Products Sold - 2014 vs. 2013	(In millions)
Impact of timing of Infrastructure Transaction.	$(636.6)
Impact of foreign currency translation.	(21.9)
Increased costs due to changes in revenues (exclusive of the effect of foreign currency translation, the effects of the timing of the Infrastructure Transaction, and the impact of fluctuations in commodity costs included in selling prices).	52.3
Other.	11.2
Total Change in Cost of Services and Products Sold 2014 vs. 2013	$(595.0)

Selling, General and Administrative Expenses
Selling, general and administrative expenses for 2015 decreased $42.6 million or 15% from 2014. This decrease was primarily related to the impact of lower compensation costs associated with Project Orion in the Harsco Metals & Minerals Segment, foreign currency translation, lower professional fees, and decreased agent and broker commissions in the Harsco Rail and Industrial Segments, partially offset by increased bad debt expense due principally to the Harsco Metals & Minerals Segment's steel mill customer liquidation.

Selling, general and administrative expenses for 2014 decreased $197.4 million or 41% from 2013. This decrease was primarily related to the impact and timing of the Infrastructure Transaction; partially offset by increased compensation expense due to inflation, incentive and retained pension costs from the Infrastructure Transaction; increased bad debt expense; increased commission expense; and increased professional fees.

Loss on Disposal of the Harsco Infrastructure Segment and Transaction Costs
The Company recorded a loss on disposal of the Harsco Infrastructure Segment and related transaction costs of $1.0 million, $5.1 million and $292.3 million during 2015, 2014 and 2013, respectively. Please see Note 3, Acquisitions and Dispositions, to the Consolidated Financial Statements under Part II, Item 8, "Financial Statements and Supplementary Data" for additional information on the Infrastructure Transaction.

Other Expenses
This income statement classification includes: certain foreign currency gains, net gains on disposal of non-core assets, employee termination benefit costs and costs to exit activities. The most significant change in Other expenses during 2015 related to costs incurred in the Harsco Metals & Minerals Segment related to a steel mill customer liquidation; salt cake disposal costs; charges associated with a subcontractor settlement during 2015; and additional site exit costs. Additionally, Other expenses includes the foreign currency gain of $10.9 million primarily related to converting Swiss franc bank deposits to euros associated with advances received for the Harsco Rail Segment's two contracts with SBB and costs incurred at Corporate related to the potential Harsco Metals & Minerals Segment separation transaction. The most significant change in Other expenses during 2014 related to restructuring program costs associated with Project Orion and non-cash impaired asset write-downs. Additional information on Other expenses is included in Note 17, Other Expenses, to the Consolidated Financial Statements under Part II, Item 8, “Financial Statements and Supplementary Data."

During 2015, 2014 and 2013, the Company recorded pre-tax Other expenses of $30.6 million, $57.8 million and $15.1 million, respectively. The major components of this income statement caption are as follows:

	Other (Income) Expenses
(In thousands)	2015	2014	2013
Net gains	$(10,613)	$(6,718)	$(4,657)
Employee termination benefits costs	14,914	19,120	3,928
Other costs to exit activities	13,451	4,908	5,382
Impaired asset write-downs	8,170	39,455	9,688
Foreign currency gains related to Harsco Rail Segment advances on contracts	(10,940)	—	—
Harsco Metals & Minerals Segment Separation Costs	9,922	—	—
Subcontractor settlement	4,220	—	—
Other expense	1,449	1,059	769
Total	$30,573	$57,824	$15,110
Interest Expense
2015 vs. 2014
Interest expense in 2015 was $46.8 million, a decrease of $0.3 million or 1% compared with 2014. There were no individually significant items related to the change in this Statement of Operations caption.

2014 vs. 2013
Interest expense in 2014 was $47.1 million, a decrease of $2.5 million or 5% compared with 2013. The decrease primarily reflects higher average borrowings prior to the Infrastructure Transaction in 2013.

Income Tax Expense from Continuing Operations

2015 vs. 2014
Income tax expense from continuing operations in 2015 was $27.7 million, a decrease of $2.7 million compared with 2014 and the effective income tax rate relating to continued operations for 2015 was 79.5% versus 214.8% for 2014. The decrease in income tax expense and the change in the effective income tax rate related to continuing operations was primarily due to a reduction in restructuring and asset impairment charges in the Harsco Metals & Minerals Segment for which no tax benefit was recorded.
2014 vs. 2013
Income tax expense from continuing operations in 2014 was $30.4 million, a decrease of $1.6 million compared with 2013. This decrease was principally due to the tax effects of the Infrastructure Transaction, which had included valuation allowances recorded against deferred tax assets within certain foreign jurisdictions in which Infrastructure operated and additional tax costs of cash repatriation from the Infrastructure Transaction in 2013 that was not repeated in 2014. This decrease was partially offset by restructuring and asset impairment charges from Harsco Metals and Minerals for which no tax benefit was recorded. The effective income tax rate relating to continued operations for 2014 was 214.8% versus (16.7) % for 2013. The effective income tax rate changed between 2013 and 2014 primarily due to the tax effects of the Infrastructure Transaction, which had included valuation allowances recorded against deferred tax assets within certain foreign jurisdictions in which Infrastructure operated and additional tax costs of cash repatriation from the Infrastructure Transaction in 2013 that was not repeated in 2014. This was partially offset by restructuring and asset impairment charges from Harsco Metals and Minerals for which no tax benefit was recorded.
For additional detail, see Note 11, Income Taxes, to the Consolidated Financial Statements under Part II, Item 8, “Financial Statements and Supplementary Data."

Liquidity and Capital Resources
Overview
On October 15, 2015, the Company repaid the 2.7% notes due October 15, 2015 by utilizing borrowings under its Amended and Restated Five Year Credit Agreement (the "Initial Credit Agreement").  There was no change to the Company's overall debt position as a result of the repayment.

On December 2, 2015, the Company, entered into (i) an amendment and restatement agreement (the “Amendment Agreement”) and (ii) a second amended and restated credit agreement (the “Credit Agreement” and, together with the Amendment Agreement, the “Financing Agreements”). The Financing Agreements increased the Company's overall borrowing capacity from $500 million to $600 million by (i) amending and restating the Company’s existing credit agreement, (ii) establishing a term loan facility in an initial aggregate principal amount of $250 million, by converting a portion of the outstanding balance under the Initial Credit Agreement on a dollar-for-dollar basis (such facility, the “Term Loan Facility”) and (iii) reducing the revolving credit facility limit to $350 million (the “Revolving Credit Facility” and together with the Term Loan Facility, the “Senior Secured Credit Facilities”).

In November 2015, the Company reduced the quarterly dividend to $0.05 per share for the first quarter 2016 dividend payment in February 2016.  The decision was made in light of present industry macroeconomic factors with a goal to preserve capital for operations and strategic initiatives, and maintain a strong capital structure, while at the same time enabling the Company to continue the longstanding practice of returning capital to shareholders.  The Company intends to redirect these funds to reduce debt and enhance financial flexibility.

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
During 2015, the Company generated $121.5 million in operating cash flow, a decrease from the $226.7 million generated in 2014. In 2015, the Company invested $123.6 million in capital expenditures, mostly for the Harsco Metals & Minerals Segment, compared with $208.9 million invested in 2014. In 2015, the Company received proceeds from the termination of a cross-currency interest rate swap ("CCIR") of $75.1 million. The Company paid approximately $66 million in dividends to stockholders in both 2015 and 2014. The Company generated $26.0 million in cash flow from asset sales in 2015 compared with $15.0 million in 2014. Asset sales have been a normal part of the Company's business model, primarily for the Harsco Metals & Minerals Segment.
The Company's net cash borrowings increased by $47.3 million in 2015 principally due to increased credit facility borrowings related to capital expenditures, mostly for the Harsco Metals & Minerals Segment; dividend payments; treasury share purchases under the Company's share purchase program then in effect; and for the Protran and JK Rail acquisitions; partially offset by the receipt of cash proceeds from the termination of a cross-currency swap and cash flow provided by operations. The Company’s consolidated net debt to consolidated EBITDA ratio was 2.8 to 1.0 at December 31, 2015.

Cash Requirements
The following summarizes the Company's expected future payments related to contractual obligations and commercial commitments at December 31, 2015:
Contractual Obligations and Commercial Commitments at December 31, 2015 (a)

		Payments Due by Period
(In millions)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Short-term borrowings	$30.2	$30.2	$—	$—	$—
Long-term debt (including current maturities and capital leases)	880.8	25.1	524.3	331.4	—
Projected interest payments on long-term debt (b)	104.0	40.0	59.7	4.3	—
Pension obligations (c)	46.7	31.3	15.4	—	—
Operating leases (non-cancellable)	59.7	12.9	16.0	10.2	20.6
Purchase obligations (d)	105.7	94.7	11.0	—	—
Cross-currency interest rate swaps (e)	—	—	—	—	—
Foreign currency exchange forward contracts (f)	—	—	—	—	—
Unit adjustment liability (g)	99.0	22.3	44.6	32.1	—
Total contractual obligations (h)	$1,326.1	$256.5	$671.0	$378.0	$20.6

(a)
See Note 5, Equity Method Investments; Note 8, Debt and Credit Agreements; Note 9, Operating Leases; Note 10, Employee Benefit Plans; Note 11, Income Taxes; and Note 15, Financial Instruments, to the Consolidated Financial Statements under Part II, Item 8, "Financial Statements and Supplementary Data," for additional disclosures on the unit adjustment liability; short-term borrowings and long-term debt (including capital leases); operating leases; pensions; income taxes; CCIRs and foreign currency exchange forward contracts, respectively.

(b)
The total projected interest payments on long-term debt are based upon borrowings, interest rates and foreign currency exchange rates at December 31, 2015. The interest rates on variable-rate debt and the foreign currency exchange rates are subject to changes beyond the Company's control and may result in actual interest expense and payments differing from the amounts projected above.

(c)
Amounts represent expected employer contributions to the defined benefit pension plans for the next year and the underfunded pension liability associated with the Infrastructure Transaction. The Company expects to make a minimum of $23.7 million in cash contributions to its defined benefit pension plans during 2016.

(d)
Purchase obligations represent legally binding obligations to purchase property, plant and equipment, inventory and other commitments made in the normal course of business to meet operations requirements. The decrease in the Company's purchase obligations is related to decreases in commitments to purchase raw materials in its Rail Segment and decreases in capital commitments in its Metals & Minerals and Industrial Segments.

(e)
Due to the nature of these CCIRs, based on December 31, 2015 fair values there would be net cash received of approximately $19 million comprised of cash payments of approximately $262 million and cash receipts of approximately $281 million. Accordingly, no amounts are included in the above table. The CCIRs are recorded on the Consolidated Balance Sheets at fair value.

(f)
Amounts represent the notional value of the foreign currency exchange contracts outstanding at December 31, 2015. Due to the nature of these contracts, based on fair values at December 31, 2016 there will be net cash received of $4.1 million comprised of cash payments of $592.4 million and cash receipts of $596.5 million. Accordingly, no amounts are included in the above table. The difference is recognized as a gain or loss in the Consolidated Statements of Operations.

(g)
Amounts represent expected payments, at the Company's discretion, related to the unit adjustment liability that resulted from the Infrastructure Transaction. See Note 5, Equity Method Investments, to the Consolidated Financial Statements under Part II, Item 8, "Financial Statements and Supplementary Data," for additional information on the unit adjustment liability.

(h)
At December 31, 2015, in addition to the above contractual obligations, the Company had $8.0 million of potential long-term tax liabilities, including interest and penalties, related to uncertain tax positions. Because of the high degree of uncertainty regarding the future cash flows associated with these potential long-term tax liabilities, the Company is unable to estimate the years in which settlement will occur with the respective taxing authorities.

Off-Balance Sheet Arrangements
The following table summarizes the Company's contingent commercial commitments at December 31, 2015. These amounts are not included on the Consolidated Balance Sheets since there are no current circumstances known to management indicating that the Company will be required to make payments on these contingent commercial commitments.
Commercial Commitments at December 31, 2015

		Amount of Commercial Commitment Expiration Per Period
(In millions)	Total	Less than 1 Year	1-3 Years	3-5 Years	Over 5 Years	Indefinite Expiration
Standby letters of credit	$83.7	$76.9	$5.7	$1.1	$—	$—
Guarantees	53.5	9.3	—	2.9	0.2	41.1
Performance bonds	101.3	99.7	—	—	—	1.6
Other commercial commitments	11.1	—	—	—	—	11.1
Total commercial commitments	$249.6	$185.9	$5.7	$4.0	$0.2	$53.8
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

In August 2015, the Company terminated its fixed euro CCIR.  Proceeds from the transaction were $75.1 million and used to reduce debt. Euro denominated foreign currency exchange forward contracts were entered into later in 2015 that provide similar protection from changes in foreign exchange rates to the terminated CCIR contract. Please see Note 15, Financial Instruments, in Part II, Item 8, "Financial Statements and Supplementary Data" for additional information.
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

In March 2012, the Company entered into the Initial Credit Agreement providing for $525 million of borrowing capacity through a syndicate of 14 banks.

On September 12, 2013, the Company entered into Amendment No.1 ("Amendment No. 1") to the Initial Credit Agreement. In addition to certain administrative and conforming modifications, Amendment No. 1 replaced the total consolidated debt to total consolidated capital ratio debt covenant. On December 20, 2013, the Company entered into Amendment No. 2 ("Amendment No. 2") to the Credit Agreement.  Amendment No. 2 modified certain defined terms to reflect the impact of the Infrastructure Transaction.

On March 27, 2015, the Company entered into Amendment No. 3 ("Amendment No. 3") to the Initial Credit Agreement.  Amendment No. 3 provided for (i) decreased borrowing capacity; (ii) contingency extension of the termination date; (iii) modified certain debt covenants; and (iv) modified certain defined terms.  During the three months ended March 31, 2015, the Company expensed $0.6 million fees associated with Amendment No. 3.

On December 2, 2015, the Company, entered into (i) an Amendment Agreement and (ii) a Credit Agreement. The Financing Agreements increased the Company's overall borrowing capacity from $500 million to $600 million by (i) amending and restating the Company’s Initial Credit Agreement, (ii) establishing the Term Loan Facility in an initial aggregate principal amount of $250 million by converting a portion of the outstanding balance under the Initial Credit Agreement on a dollar-for-dollar basis and (iii) reducing the Revolving Credit Facility to $350 million.

Borrowings under the Senior Secured Credit Facilities bear interest at a rate per annum ranging from 87.5 to 200 basis points over the Base Rate or 187.5 to 300 basis points over the Adjusted LIBOR Rate (for borrowings in US dollars or Sterling) or the Adjusted EURIBOR Rate (for borrowing in Euro), each as defined in the Credit Agreement.

The Senior Secured Credit Facilities impose certain restrictions including, but not limited to, restrictions as to types and amounts of debt or liens that may be incurred by the Company; limitations on increases in dividend payments and limitations on certain acquisitions by the Company.

The Senior Secured Credit Facilities mature on June 2, 2019, provided that if the notes issued by the Company on May 15, 2008 have not been tendered, repurchased, redeemed, discharged or refinanced in full prior to February 13, 2018, the Senior Secured Credit Facilities become due on such date.

The Term Loan Facility requires scheduled quarterly payments, each equal to (i) with respect to quarterly payments made in 2016, 1.25% of the original principal amount of the loans under the Term Loan Facility made at closing and (ii) with respect to quarterly payments made in any year thereafter, 2.50% of the original principal amount of the loans under the Term Loan Facility made at closing. These payments are reduced by the application of any prepayments, and any remaining balance is due at maturity. The Credit Agreement requires certain mandatory prepayments of outstanding loans under the Term Loan Facility, subject to certain exceptions, based on the net cash proceeds of certain asset sales and casualty and condemnation events, in some cases subject to reinvestment rights and certain other exceptions, and the net cash proceeds of any issuance of debt, excluding permitted debt issuances.

With respect to the Senior Secured Credit Facilities, the obligations of the Company are guaranteed by substantially all of the Company’s current and future wholly-owned domestic subsidiaries (the “Guarantors”). All obligations under the Senior Secured Credit Facilities, and the guarantees of those obligations, are secured, subject to certain exceptions, by substantially all of the parent company’s assets and the assets of the Guarantors.

The following table illustrates available credit at December 31, 2015:

(In millions)	Facility Limit	Outstanding Balance	Outstanding Letters of Credit	Available Credit
Multi-year revolving credit facility	$350.0	$165.0	$44.4	$140.6
At December 31, 2015, the Company had $415.0 million of borrowings under the Senior Secured Credit Facilities consisting of $250.0 million under the Term Loan Facility and $165.0 million under the Revolving Credit Facility. At December 31, 2015, of this balance, $380.5 million was classified as long-term debt, $22.0 million was classified as short-term borrowings and $12.5 million was classified as current maturities of long-term debt in the Consolidated Balance Sheets. At December 31, 2014, the Company had $98.5 million of borrowings under the Initial Credit Agreement and all such balances were classified as long-term debt in the Consolidated Balance Sheets. Classification of such balances is based on the Company's ability and intent to repay such amounts over the subsequent twelve months, as well as reflects the Company's ability and intent to borrow for a period longer than a year. To the extent the Company expects to repay any amounts within the subsequent twelve months, the amounts are classified as short-term borrowings or current maturities of long-term debt.
On October 15, 2015, the Company repaid the 2.7% notes due October 15, 2015 by utilizing borrowings under the Initial Credit Agreement.  There was no change to the Company's overall debt position as a result of the repayment.
See Note 8, Debt and Credit Agreements, to the Consolidated Financial Statements under Part II, Item 8, "Financial Statements and Supplementary Data," for more information on the Company's Credit Agreement.

Working Capital Position
Changes in the Company's working capital are reflected in the following table:

(Dollars in millions)	December 31 2015		December 31 2014		Increase (Decrease)
Current Assets
Cash and cash equivalents	$79.8		$62.8		$16.9
Trade accounts receivable, net	254.9		325.1		(70.2)
Other receivables, net	30.4		28.1		2.3
Inventories	217.0		178.9		38.0
Other current assets	82.5		88.5		(5.9)
Total current assets	664.5		683.5		(19.0)
Current Liabilities
Short-term borrowings and current maturities	55.3		41.9		13.4
Accounts payable	136.0		146.5		(10.5)
Accrued compensation	38.9		53.8		(14.9)
Income taxes payable	4.4		2.0		2.4
Advances on contracts	107.3		117.4		(10.1)
Due to unconsolidated affiliate	7.7		8.1		(0.4)
Unit adjustment liability	22.3		22.3		—
Other current liabilities	134.2		173.5		(39.3)
Total current liabilities	506.1		565.6		(59.4)
Working Capital	$158.4		$117.9		$40.5
Current Ratio (a)	1.3	:1	1.2	:1

(a)	Calculated as Current assets / Current liabilities
Working capital increased $40.5 million or 34.3% in 2015 due primarily to the following factors:

•
Working capital was positively affected by a decrease in Other current liabilities of $39.3 million primarily due to a decrease in dividends payable related to the reduction in the dividend rate, foreign currency translation and timing of other accruals;

•	Working capital was positively affected by an increase in Inventories of $38.0 million primarily due to inventory purchases related to the SBB project;

•	Working capital was positively affected by a decrease in Accrued compensation of $14.9 million primarily due to decreases in accrued bonus across all the Company's segments; and

•	Working capital was positively affected by a decrease in Accounts payable of $10.5 million and Advances on contracts of $10.1 million, both primarily due to foreign currency translation.

These working capital increases were partially offset by the following:

•
Working capital was negatively impacted by a decrease in Trade accounts receivable, net of $70.2 million primarily due to decreased sales and increased provision for doubtful accounts, primarily in the Harsco Metals & Minerals Segment; and timing of invoicing and collections and foreign currency translation; and

•	Working capital was negatively impacted by an increase in Short-term borrowings and current maturities of $13.4 million primarily due to the timing of expected debt repayments.

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
At December 31, 2015, the Company's metals services contracts had estimated future revenues of $3.2 billion at expected production levels, compared with $4.5 billion at December 31, 2014. This decrease is primarily due to exit activities associated with strategic actions from Project Orion's focus on underperforming contracts of various customers and impact of foreign currency translation during 2015. There are no significant metals services contracts for which the costs to complete the contract are currently estimated to exceed the revenue to be realized included in the above estimated future revenues.

At December 31, 2015, the Company's railway track maintenance services and equipment business had estimated future revenues of $292.1 million compared with $348.8 million at December 31, 2014. This decrease is primarily due to shipments which were not replaced. The railway track maintenance services and equipment business includes items with long lead times necessary to build certain equipment.
In addition, at December 31, 2015, the Company had an order backlog of $72.9 million in the Harsco Industrial Segment. This compares with $146.9 million at December 31, 2014. This decrease is primarily due to low oil prices impacting capital expenditures and overall spending by customers in the natural gas, natural gas processing and petrochemical industries.
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
Cash Flow Summary
The Company's cash flows from operating, investing and financing activities, as reflected on the Consolidated Statements of Cash Flows, are summarized in the following table:

(In millions)	2015	2014	2013
Net cash provided (used) by:
Operating activities	$121.5	$226.7	$187.7
Investing activities	(130.4)	(229.6)	63.3
Financing activities	22.5	(21.8)	(248.7)
Impact of exchange rate changes on cash	3.3	(6.1)	(3.9)
Net change in cash and cash equivalents	$16.9	$(30.8)	$(1.6)
Cash provided by operating activities — Net cash provided by operating activities in 2015 was $121.5 million, a decrease of $105.2 million from 2014. The decrease is primarily attributable to lower customer advances, and an increase in inventory primarily related to the SBB contracts in the Harsco Rail Segment, partially offset by the timing of accounts receivable invoicing and collections. Net cash provided by operating activities in 2014 was $226.7 million, an increase of $39.1 million from 2013. The increase is primarily attributable to increased customer advances and decreased incentive bonus payments, partially offset by the timing of accounts receivable invoicing and collections, the timing of accounts payable disbursements, and an increase of inventories.
Included in the Cash flows from operating activities section of the Consolidated Statement of Cash Flows is the caption, Other, net. In 2015, this caption consisted principally of the Harsco Rail Segment foreign exchange gain which is reflected in the Effect of exchange rate changes on cash caption, partially offset by the impact of non-cash impaired asset write-downs related to the Harsco Metals & Minerals Segment. In 2014, this caption consisted of principally the impact of non-cash impaired asset write-downs related to the Harsco Metals & Minerals Segment. In 2013, there were no individually significant components of this caption.
Also included in the Cash flows from operating activities section of the Consolidated Statements of Cash Flows is the caption, Other assets and liabilities. For the years ended December 31, 2015, 2014 and 2013 the decreases in this caption were $30.6 million, $44.9 million and $18.5 million, respectively. A summary of the major components of this caption for the periods presented is as follows:

(In millions)	2015	2014	2013
Net cash provided by (used in):
Change in net defined benefit pension liabilities	$(24.6)	$(27.8)	$(16.1)
Change in prepaid expenses	—	(15.8)	(2.7)
Other	(6.0)	(1.3)	0.3
Total	$(30.6)	$(44.9)	$(18.5)

Cash provided (used) by investing activities — Net cash used by investing activities in 2015 was $130.4 million, a decrease of $99.2 million from 2014. The net decrease was primarily due to a lower level of capital expenditures, primarily in the Harsco Metals & Minerals Segment; a net decrease in purchases of businesses which consisted of Protran and JK Rail in the Harsco Rail Segment in 2015 and Hammco in the Harsco Industrial Segment in 2014; and an increase in proceeds from sales of assets, partially offset by the final working capital adjustment related to the Infrastructure transaction which was received in 2014. Capital investments decreased $85.3 million compared with 2014. In 2014, net cash used by investing activities was $229.6 million, an increase of $292.8 million from 2013. The net increase was primarily due to net proceeds from the Infrastructure Transaction of $303.0 million received in 2013 and the acquisition of Hammco and payment of the unit adjustment liability in 2014. Partially offsetting this increase were a lower level of capital expenditures, primarily related to no longer having capital expenditures for the Infrastructure Segment. Capital investments decreased $36.7 million compared with 2013.
Cash provided (used) by financing activities — Net cash provided by financing activities in 2015 was $22.5 million, an increase of $44.2 million from 2014.  The change was primarily due to proceeds of $75.1 million from the termination of a CCIR, partially offset by an increase in the treasury shares purchased under the Company's share repurchase program then in effect and a decrease in year-over-year net cash borrowings. In 2014, net cash used in financing activities was $21.8 million, a decrease of $226.9 million from 2013. The change was primarily due to use of cash proceeds from the Infrastructure Transaction to repay outstanding borrowings in 2013 and to increased credit facility borrowings related to the Hammco acquisition and payment of the unit adjustment liability in 2014.
Debt Covenants
The Credit Agreement contains a consolidated net debt to consolidated EBITDA ratio covenant, which is not to exceed 4.0 to 1.0, and a minimum consolidated EBITDA to consolidated interest charges ratio covenant, which is not to be less than 3.0 to 1.0. The consolidated net debt to consolidated EBITDA ratio covenant is reduced to 3.75 to 1.0 after December 31, 2016 and to 3.5 to 1.0 after June 30, 2017. The Company’s 5.75% notes include covenants that require the Company to offer to repurchase the notes at 101% of par in the event of a change of control of the Company or disposition of substantially all of the Company’s assets in combination with a downgrade in the Company’s credit rating to non-investment grade.  At December 31, 2015, the Company was in compliance with these covenants as the consolidated net debt to consolidated EBITDA ratio was 2.8 to 1.0 and total consolidated EBITDA to consolidated interest charges was 6.4 to 1.0. Based on balances and covenants in effect at December 31, 2015, the Company could increase net debt by $360.5 million and still be in compliance with these debt covenants.  Alternatively, keeping all other factors constant, the Company's EBITDA could decrease by $90.2 million and the Company would still be within these debt covenants. The Company expects to continue to be in compliance with these debt covenants for at least the next twelve months.

Additionally, upon the completion of the potential separation of the Harsco Metals & Minerals Segment, the Company would be required to repay the Term Loan Facility and the consolidated net debt to consolidated EBITDA ratio would be reduced to 3.0 to 1.0 for the Credit Agreement.

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

At December 31, 2015, the Company's consolidated cash and cash equivalents included $78.3 million held by non-U.S. subsidiaries. At December 31, 2015, less than 10% of the Company's consolidated cash and cash equivalents had regulatory restrictions that would preclude the transfer of funds with and among subsidiaries. The cash and cash equivalents held by non-U.S. subsidiaries also included $26.2 million held in consolidated strategic ventures. The strategic venture agreements may require strategic venture partner approval to transfer funds with and among subsidiaries. While the Company's remaining non-U.S. cash and cash equivalents can be transferred with and among subsidiaries, the majority of these non-U.S. cash balances will be used to support the on-going working capital needs and continued growth of the Company's non-U.S. operations.
In February 2016, the Company paid a quarterly cash dividend.
The Company's financial position and debt capacity should enable it to meet current and future requirements. The Company continues to assess its capital needs in the context of operational trends and strategic initiatives.

Application of Critical Accounting Policies
The Company's discussion and analysis of its financial condition and results of operations are based upon the consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the U.S. ("U.S. GAAP"). The preparation of these consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent liabilities. On an ongoing basis, the Company evaluates the estimates, including those related to defined benefit pension benefits, notes and accounts receivable, goodwill, long-lived asset impairment, inventories, insurance reserves, legal and other contingencies and income taxes. The impact of changes in these estimates, as necessary, is reflected in the respective segment's results of operations in the period of the change. The Company bases estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different outcomes, assumptions or conditions.
The Company believes the following critical accounting policies are affected by the Company's more significant judgments and estimates used in the preparation of the consolidated financial statements. Management has discussed the development and selection of the critical accounting estimates described below with the Audit Committee of the Board of Directors (the "Board") and they have reviewed the Company's disclosures relating to these estimates in this Management's Discussion and Analysis of Financial Condition and Results of Operations. These items should be read in conjunction with Note 1, Summary of Significant Accounting Policies, to the Consolidated Financial Statements under Part II, Item 8, "Financial Statements and Supplementary Data."
Defined Benefit Pension Benefits
The Company has defined benefit pension plans in several countries. The largest of these plans are in the U.K. and the U.S. The Company's funding policy for these plans is to contribute amounts sufficient to meet the minimum funding pursuant to U.K. and U.S. statutory requirements, plus any additional amounts that the Company may determine to be appropriate.
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
The discount rates used in calculating the Company's projected benefit obligations at the December 31, 2015 measurement date for the U.K. and U.S. defined benefit pension plans were 3.8% and 4.2%, respectively, and the global weighted-average discount rate was 3.9%. The discount rates selected represent level-equivalent rates using the yield curve spot rates on a year-by-year expected cash flow basis, using yield curves of high-quality corporate bonds. Annual NPPC is determined using the discount rates at the beginning of the year. The discount rates for 2015 expense were 3.6% for the U.K. plan, 3.9% for the U.S. plans and 3.7% for the global weighted-average of plans. NPPC and the projected benefit obligation generally increase as the selected discount rate decreases.
The expected long-term rate of return on plan assets is determined by evaluating the asset return expectations with the Company's advisors as well as actual, long term, historical results of asset returns for the pension plans. Generally the NPPC increases as the expected long term rate of return on assets decreases. For 2016 and 2015, the global weighted-average expected long-term rate of return on asset assumption is 6.7% and 7.0%, respectively. This rate was determined based on a model of expected asset returns for an actively managed portfolio.

Changes in NPPC may occur in the future due to changes in actuarial assumptions and due to changes in returns on plan assets resulting from financial market conditions. Holding all other assumptions constant, using December 31, 2015 plan data, a one-half percent increase or decrease in the discount rate and the expected long-term rate of return on plan assets would increase or decrease annual 2015 pre-tax defined benefit NPPC as follows:
Approximate Changes in Pre-tax Defined Benefit Net Periodic Pension Cost

	U.S. Plans	U.K. Plan
Discount rate
One-half percent increase	Increase of $0.1 million	Decrease of $1.0 million
One-half percent decrease	Decrease of $0.2 million	Increase of $1.1 million
Expected long-term rate of return on plan assets
One-half percent increase	Decrease of $1.0 million	Decrease of $3.6 million
One-half percent decrease	Increase of $1.0 million	Increase of $3.6 million
Increases or decreases to the net pension obligations may be required should circumstances that affect these estimates change. Additionally, certain events could result in the pension obligation changing at a time other than the annual measurement date. This would occur when a benefit plan is amended or when plan curtailments or settlements occur.
The Company has changed the method utilized to estimate the 2016 service cost and interest cost components of NPPC for defined benefit pension plans. The more precise application of discount rates for measuring both service costs and interest costs employs yield curve spot rates on a year-by-year expected cash flow basis, using the same yield curves that the Company has previously used. This change in method represents a change in accounting estimate and will have the impact of reducing 2016 NPPC by approximately $7 million when compared to what NPPC would have been under the prior method.

See Note 10, Employee Benefit Plans, to the Consolidated Financial Statements under Part II, Item 8, "Financial Statements and Supplementary Data," for additional disclosures related to these items.

Notes and Accounts Receivable
Notes and accounts receivable are stated at net realizable value through the use of an allowance for doubtful accounts. The allowance is maintained for estimated losses resulting from the inability or unwillingness of customers to make required payments. The Company has policies and procedures in place requiring customers to be evaluated for creditworthiness prior to the execution of new service contracts or shipments of products. These reviews are structured to minimize the Company's risk related to realizability of receivables. Despite these policies and procedures, the Company may at times still experience collection problems and potential bad debts due to economic conditions within certain industries (e.g., steel industry), countries or regions in which the Company operates. At December 31, 2015 and 2014, trade accounts receivable of $254.9 million and $325.1 million, respectively, were net of reserves of $25.6 million and $15.1 million, respectively. The increase in Allowance for doubtful accounts since December 31, 2014, relates primarily to a large steel mill customer in Europe. As the Company has previously disclosed, this customer ceased operations and began the formal process of liquidation in late 2015. The Company previously recorded bad debt reserves of approximately $3 million related to this customer and as a result of these events recorded an additional bad debt reserve related to the remaining receivables balance of $9.9 million during 2015.

Critical Estimate—Notes and Accounts Receivable
A considerable amount of judgment is required to assess the realizability of receivables, including the current creditworthiness of each customer, related aging of past due balances and the facts and circumstances surrounding any non-payment. The Company's provisions for bad debts during 2015, 2014 and 2013 were $13.0 million, $9.9 million and $10.2 million, respectively.
On a monthly basis, customer accounts are analyzed for collectability. Reserves are established based upon a specific-identification method as well as historical collection experience, as appropriate. The Company also evaluates specific accounts when it becomes aware of a situation in which a customer may not be able to meet its financial obligations due to a deterioration in financial condition, credit ratings, bankruptcy or receivership. The reserves are based on the facts available to the Company and are re-evaluated and adjusted as additional information becomes available. Reserves are also determined by using percentages (based upon experience) applied to certain aged receivable categories. Specific issues are discussed with corporate management, and any significant changes in reserve amounts or the write-off of balances must be approved by specifically designated corporate personnel. All approved items are monitored to ensure they are recorded in the proper period. Additionally, any significant changes in reserve balances are reviewed to ensure the proper corporate approval has occurred.
If the financial condition of the Company's customers were to deteriorate, resulting in their inability to make payments, additional allowances may be required. Conversely, an improvement in a customer's ability to make payments could result in a decrease of the allowance for doubtful accounts. Changes in the allowance for doubtful accounts related to both of these situations would be recorded through Operating income (loss) from continuing operations in the period the change was determined. As previously disclosed, during the fourth quarter of 2013, the Company recorded a bad debt reserve of $2.6 million on receivables with a large steel mill customer who filed for protection under the Marzano Law. During the second quarter of 2014, the customer terminated its contract with the Company under the provisions of the Marzano Law. As a result, during the second quarter of 2014, the Company recorded an additional bad debt reserve of $3.9 million on the remaining pre-receivership receivables with this customer. During 2014, the Company recorded a bad debt reserve of $2.6 million for one of its Canadian steel mill customers that filed for receivership protection during the course of the year as the Company has previously disclosed.  The amount of the bad debt reserve for this customer represents the full pre-receivership balance.
The Company has not materially changed the methodology for calculating allowances for doubtful accounts for the years presented. See Note 4, Accounts Receivable and Inventories, to the Consolidated Financial Statements under Part II, Item 8, "Financial Statements and Supplementary Data," for additional disclosures related to these items.
Goodwill
The Company's goodwill balances were $400.4 million and $416.2 million at December 31, 2015 and 2014, respectively. The Company performs the annual goodwill impairment test as of October 1. The Company has five reporting units (only three of which have goodwill associated with them as of December 31, 2015). The Company's reporting units with goodwill are the Harsco Metals & Minerals Segment, the Harsco Rail Segment and the air-cooled heat exchanger business of the Harsco Industrial Segment. Almost all of the Company's goodwill is allocated to the Harsco Metals & Minerals Segment.

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

The evaluation of potential goodwill impairment involves comparing the current fair value of each reporting unit to the net book value, including goodwill. The Company uses a discounted cash flow model (“DCF model”) to estimate the current fair value of reporting units, as management believes forecasted operating cash flows are the best indicator of current fair value. A number of significant assumptions and estimates are involved in the preparation of DCF models including future revenues and operating margin growth, the weighted-average cost of capital (“WACC”), tax rates, capital spending, pension funding, the impact of strategic business initiatives, and working capital projections. These assumptions and estimates may vary significantly between reporting units. DCF models are based on approved long-range plans for the early years and historical relationships and projections for later years. WACC rates are derived from internal and external factors including, but not limited to, the average market price of the Company's stock, shares outstanding, book value of the Company's debt, the long-term risk free interest rate, and both market and size-specific risk premiums. Due to the many variables noted above and the relative size of the Company's goodwill, differences in assumptions may have a material impact on the results of the Company's annual goodwill impairment testing. If the net book value of a reporting unit were to exceed the current fair value, the second step of the goodwill impairment test would be required to determine if an impairment existed and the amount of goodwill impairment to record, if any. The second step of the goodwill impairment test compares the net book value of a reporting unit's goodwill with the implied fair value of that goodwill. The implied fair value of goodwill represents the excess of fair value of the reporting unit over the fair value amounts assigned to all of the assets and liabilities of the reporting unit if it were to be acquired in a hypothetical business combination and the current fair value of the reporting unit represented the purchase price. The second step of the goodwill impairment test requires the utilization of valuation experts.

The performance of the Company’s 2015 annual impairment tests did not result in any impairment of the Company’s goodwill.
For the Company's 2015 annual goodwill impairment test, the average annual revenue growth rates over the duration of the DCF models ranged from 2.5% to 5.3%. The average annual cash flow growth rates over the duration of the DCF models ranged from 5.0% to 12.5%. The WACCs used in the 2015 annual goodwill impairment test ranged from 9.25% to 10.25%.

The Harsco Metals & Minerals Segment reporting unit's fair value at October 1, 2015 was approximately 15% more than the net book value. The related DCF model for this reporting unit included several key assumptions related to Project Orion and the expected benefits to be realized by this business initiative. Significant assumptions utilized in the DCF model include a WACC of 10.25%, an average annual revenue growth rate of 2.5% and average annual cash flow growth rate of 5.0%.

Additionally, should the expected benefits associated with Project Orion not materialize as anticipated or there is continued degradation in the overall markets served by the Harsco Metals & Minerals Segment, it may result in an impairment of the Harsco Metal & Minerals Segment goodwill.

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

Long-lived Asset Impairment
Long-lived assets are reviewed for impairment when events and circumstances indicate that the book value of an asset may be impaired. During 2013, the Company recorded a $272.3 million loss on disposal of the Harsco Infrastructure Segment related to the Infrastructure Transaction. Additionally, the amounts charged against pre-tax income from continuing operations related to impaired long-lived assets included in the caption, Other expenses, on the Consolidated Statements of Operations were $8.2 million, $39.5 million and $9.7 million in 2015, 2014 and 2013 respectively. The decrease in long-lived asset impairments in 2015 was due primarily to higher long-lived asset impairments in 2014 in the Harsco Metals & Minerals Segment as part of Project Orion.

Critical Estimate—Asset Impairment
The determination of a long-lived asset impairment involves significant judgments based upon short-term and long-term projections of future asset performance. If the undiscounted cash flows associated with an asset (or asset group) do not exceed the asset's book value, impairment loss estimates would be based upon the difference between the book value and fair value of the asset. The fair value is generally based upon the Company's estimate of the amount that the assets could be bought or sold for in a transaction between willing parties. If quoted market prices for the asset or similar assets are unavailable, the fair value estimate is generally calculated using a DCF model. Should circumstances change that affect these estimates, additional impairment charges may be required and would be recorded through income in the period the change was determined.
As a result of the Infrastructure Transaction, the Company recorded an estimated non-cash long-lived asset impairment charge of $241.3 million during the third quarter of 2013. The Company recorded an additional loss on disposal of the Harsco Infrastructure Segment of $30.9 million during the fourth quarter of 2013 related to the Infrastructure Transaction. The increased loss on disposal of the Harsco Infrastructure Segment from September 30, 2013 was due principally to the final valuation of the equity interest in the Infrastructure strategic venture and changes in working capital and other adjustments.
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
Inventories
Inventories are stated at the lower of cost or market. Inventory balances are adjusted for estimated obsolete or unmarketable inventory equal to the difference between the cost of inventory and its estimated market value. At December 31, 2015 and 2014, inventories of $217.0 million and $178.9 million, respectively, are net of lower of cost or market reserves and obsolescence reserves of $10.8 million and $10.0 million, respectively.

Critical Estimate—Inventories
In assessing the realization of inventory balances, the Company is required to make judgments as to future demand and compare these with current or committed inventory levels. If actual market conditions are determined to be less favorable than those projected by management, additional inventory write-downs may be required and would be recorded through Operating income (loss) from continuing operations in the period the determination is made. Additionally, the Company records reserves to adjust a substantial portion of its U.S. inventory balances to the last-in, first-out ("LIFO") method of inventory valuation. In adjusting these reserves throughout the year, the Company estimates its year-end inventory costs and quantities. At December 31 of each year, the reserves are adjusted to reflect actual year-end inventory costs and quantities. During periods of inflation, LIFO expense usually increases and during periods of deflation it decreases. These year-end adjustments resulted in pre-tax expense of $0.1 million in 2015, pre-tax expense of $1.4 million in 2014 and pre-tax income of $1.8 million in 2013.
The Company has not materially changed the methodology for calculating inventory reserves for the years presented. See Note 4, Accounts Receivable and Inventories, to the Consolidated Financial Statements under Part II, Item 8, "Financial Statements and Supplementary Data," for additional disclosures related to these items.

Insurance Reserves
The Company retains a significant portion of the risk for U.S. workers' compensation, U.K. employers' liability, automobile, general and product liability losses. At December 31, 2015 and 2014, the Company recorded liabilities of $41.8 million and $47.9 million, respectively, related to both asserted and unasserted insurance claims. At December 31, 2015 and 2014, $3.4 million and $3.8 million, respectively, was included in insurance liabilities related to claims covered by insurance carriers for which a corresponding receivable has been recorded.

Critical Estimate—Insurance Reserves
Insurance reserves have been recorded based upon actuarial calculations that reflect the undiscounted estimated liabilities for ultimate losses, including claims incurred but not reported. Inherent in these estimates are assumptions that are based on the Company's history of claims and losses, a detailed analysis of existing claims with respect to potential value, and current legal and legislative trends. If actual claims differ from those projected by management, changes (either increases or decreases) to insurance reserves may be required and would be recorded through Operating income (loss) from continuing operations in the period the change was determined. During 2015, 2014 and 2013, the Company recorded a retrospective insurance reserve adjustment that decreased pre-tax insurance expense from continuing operations for self-insured programs by $8.5 million, $7.0 million and $4.9 million, respectively. The Company has programs in place to improve claims experience, such as disciplined claim and insurance litigation management and a focused approach to workplace safety.
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
Income Taxes
The Company's income tax expense, deferred tax assets and liabilities and reserves for uncertain tax positions reflect management's best estimate of taxes to be paid. The Company is subject to various international, federal, state and local income taxes in jurisdictions where the Company operates. In determining income tax expense, the Company makes its best estimate of the annual effective income tax rate at the end of each quarter and applies that rate to year-to-date income (loss) before income taxes to arrive at the year-to-date income tax provision (exclusive of loss jurisdictions for which no tax benefit is realizable with any discrete tax items recorded separately). At December 31, 2015, 2014 and 2013, the Company's annual effective income tax rate on income from continuing operations was 79.5%, 214.8% and (16.7)%, respectively.

Critical Estimate—Income Taxes
Annual effective income tax rates are estimated by giving recognition to currently enacted tax rates, tax holidays, tax credits, capital losses, and tax deductions as well as certain exempt income and non-deductible expenses for all jurisdictions where the Company operates. Quarterly income tax provisions incorporate any change in the year-to-date provision from the previous quarterly periods.
The Company records deferred tax assets to the extent the Company believes these assets will more likely than not be realized. In making such determination, the Company considers all available evidence, including future reversals of existing deferred tax liabilities, projected future taxable income, feasible and prudent tax planning strategies and recent financial operating results. In the event the Company was to determine that it would be able to realize deferred tax assets in the future in excess of their net recorded amount, an adjustment to the valuation allowance would be made that would reduce the provision for income taxes.
Valuation allowances of $110.7 million and $131.4 million at December 31, 2015 and 2014, respectively, related principally to deferred tax assets for U.K. pension liabilities, net operating loss carryforwards, capital losses, currency translation and foreign investment tax credits that are uncertain as to realizability. In 2015, the Company recorded a net decrease in the valuation allowance of $16.1 million related to current year pension adjustments recorded through Accumulated other comprehensive loss, the current year decrease from the currency translation in the amount of $11.5 million, and $6.3 million decrease related to a U.K. tax rate change. This was offset by a net increase of $13.2 million related to losses in certain jurisdictions where the Company determined that it is more likely than not that these assets will not be realized. In 2014, the Company recorded a net increase in the valuation allowance of $8.0 million related to current year pension adjustments recorded through Accumulated other comprehensive loss and a net increase of $6.6 million related to losses in certain jurisdictions where the Company determined that it is more likely than not that these assets will not be realized. This was offset by a $9.3 million reduction in valuation allowance from the effects of currency translation and a reduction of $1.1 million related to usage of a capital loss carryforward.
A tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on its technical merits.

The unrecognized tax benefits at December 31, 2015 and 2014 were $5.1 million and $12.3 million, respectively, excluding accrued interest and penalties. The unrecognized tax benefit may decrease as a result of the lapse of statute of limitations or as a result of final settlement and resolution of outstanding tax matters in various state and international jurisdictions.
The Company has not provided U.S. income taxes on certain non-U.S. subsidiaries' undistributed earnings as such amounts are permanently reinvested outside the U.S. The Company evaluates future financial projections for its most significant subsidiaries, the need to reinvest earnings locally and the overall cash requirements of the Company. Based upon this evaluation, the Company determined that certain undistributed earnings from non-U.S. subsidiaries are indefinitely reinvested. The Company believes that it can generate sufficient cash flows to avoid the one-time tax costs associated with repatriation of undistributed earnings to the U.S. from prior periods. At December 31, 2015 and 2014, such earnings were approximately $547 million and $705 million, respectively. It is not practical to determine the deferred income tax liability on these earnings if, in the future, they are remitted to the U.S. because the income tax liability to be incurred, if any, is dependent on circumstances existing when remittance occurs.
The Company has not materially changed the methodology for calculating income tax expense, deferred tax assets and liabilities and reserves for uncertain tax positions for the years presented or for quarterly periods. See Note 11, Income Taxes, to the Consolidated Financial Statements under Part II, Item 8, "Financial Statements and Supplementary Data," for additional disclosures related to these items.

Research and Development

Internal funding for research and development was as follows:

	Research and Development Expenses
(In millions)	2015	2014	2013
Harsco Metals & Minerals Segment	$0.9	$1.4	$2.5
Harsco Infrastructure Segment	—	—	2.9
Harsco Rail Segment	1.9	2.5	3.4
Harsco Industrial Segment	1.7	1.6	1.3
Consolidated Totals	$4.5	$5.5	$10.2
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

Dividend Action

The Board normally reviews the dividend and the dividend rate on a quarterly basis.

The Company paid four quarterly cash dividends of $0.205 per share in 2015. In November 2015, the Company reduced the quarterly dividend to $0.05125. This dividend was paid on February 16, 2016.

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
Management has assessed the effectiveness of its internal control over financial reporting at December 31, 2015 based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company's internal control over financial reporting was effective at December 31, 2015.
The effectiveness of the Company's internal control over financial reporting at December 31, 2015 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing in this Annual Report on Form 10-K, which expresses an unqualified opinion on the effectiveness of the Company's internal control over financial reporting at December 31, 2015.

/s/ F. NICHOLAS GRASBERGER, III	/s/ PETER F. MINAN
F. Nicholas Grasberger, III President and Chief Executive Officer	Peter F. Minan Senior Vice President and Chief Financial Officer
February 26, 2016	February 26, 2016

Report of Independent Registered Public Accounting Firm

To The Stockholders of the Corporation:

In our opinion, the accompanying consolidated financial statements present fairly, in all material respects, the financial position of Harsco Corporation at December 31, 2015 and December 31, 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
February 26, 2016

HARSCO CORPORATION
CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)	December 31 2015	December 31 2014
ASSETS
Current assets:
Cash and cash equivalents	$79,756	$62,843
Trade accounts receivable, net	254,877	325,104
Other receivables	30,395	28,145
Inventories	216,967	178,922
Other current assets	82,527	88,465
Total current assets	664,522	683,479
Investments	252,609	288,505
Property, plant and equipment, net	564,035	663,244
Goodwill	400,367	416,155
Intangible assets, net	53,043	58,524
Other assets	136,751	159,320
Total assets	$2,071,327	$2,269,227
LIABILITIES
Current liabilities:
Short-term borrowings	$30,229	$16,748
Current maturities of long-term debt	25,084	25,188
Accounts payable	136,018	146,506
Accrued compensation	38,899	53,780
Income taxes payable	4,408	1,985
Dividends payable	4,105	16,535
Insurance liabilities	11,420	12,415
Advances on contracts	107,250	117,398
Due to unconsolidated affiliate	7,733	8,142
Unit adjustment liability	22,320	22,320
Other current liabilities	118,657	144,543
Total current liabilities	506,123	565,560
Long-term debt	855,751	829,709
Deferred income taxes	12,095	6,379
Insurance liabilities	30,400	35,470
Retirement plan liabilities	241,972	350,889
Due to unconsolidated affiliate	13,674	20,169
Unit adjustment liability	57,614	71,442
Other liabilities	42,895	37,699
Total liabilities	1,760,524	1,917,317
COMMITMENTS AND CONTINGENCIES
HARSCO CORPORATION STOCKHOLDERS' EQUITY
Preferred stock, Series A junior participating cumulative preferred stock	—	—
Common stock, par value $1.25 (issued 112,405,302 and 112,357,348 shares at December 31, 2015 and 2014, respectively)	140,503	140,444
Additional paid-in capital	170,699	165,666
Accumulated other comprehensive loss	(515,688)	(532,256)
Retained earnings	1,236,355	1,283,549
Treasury stock, at cost (32,310,937 and 31,697,498 shares at December 31, 2015 and 2014, respectively)	(760,299)	(749,815)
Total Harsco Corporation stockholders' equity	271,570	307,588
Noncontrolling interests	39,233	44,322
Total equity	310,803	351,910
Total liabilities and equity	$2,071,327	$2,269,227

See accompanying notes to consolidated financial statements.

HARSCO CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended December 31
(In thousands, except per share amounts)	2015	2014		2013
Revenues from continuing operations:
Service revenues	$1,092,725	$1,366,246		$2,229,416
Product revenues	630,367	700,042		666,554
Total revenues	1,723,092	2,066,288		2,895,970
Costs and expenses from continuing operations:
Cost of services sold	909,995	1,149,360		1,771,078
Cost of products sold	446,366	494,510		467,816
Selling, general and administrative expenses	242,112	284,737		482,117
Research and development expenses	4,510	5,467		10,166
Loss on disposal of the Harsco Infrastructure Segment and transaction costs	1,000	5,103		292,326
Other expenses	30,573	57,824		15,110
Total costs and expenses	1,634,556	1,997,001		3,038,613
Operating income (loss) from continuing operations	88,536	69,287		(142,643)
Interest income	1,574	1,702		2,087
Interest expense	(46,804)	(47,111)		(49,654)
Change in fair value to the unit adjustment liability	(8,491)	(9,740)		(966)
Income (loss) from continuing operations before income taxes and equity income (loss)	34,815	14,138		(191,176)
Income tax expense	(27,678)	(30,366)		(31,975)
Equity in income (loss) of unconsolidated entities, net	175	(1,558)		1,548
Income (loss) from continuing operations	7,312	(17,786)		(221,603)
Discontinued operations:
Income (loss) on disposal of discontinued business	(1,553)	176		(2,398)
Income tax (expense) benefit related to discontinued business	573	(66)		906
Income (loss) from discontinued operations	(980)	110		(1,492)
Net income (loss)	6,332	(17,676)		(223,095)
Less: Net income attributable to noncontrolling interests	(144)	(4,495)		(9,753)
Net income (loss) attributable to Harsco Corporation	$6,188	$(22,171)		$(232,848)
Amounts attributable to Harsco Corporation common stockholders:
Income (loss) from continuing operations, net of tax	$7,168	$(22,281)		$(231,356)
Income (loss) from discontinued operations, net of tax	(980)	110		(1,492)
Net Income (loss) attributable to Harsco Corporation common stockholders	$6,188	$(22,171)		$(232,848)

Weighted average shares of common stock outstanding	80,234	80,884		80,755
Basic earnings (loss) per share attributable to Harsco Corporation common stockholders:
Continuing operations	$0.09	$(0.28)		$(2.86)
Discontinued operations	(0.01)	—		(0.02)
Basic earnings (loss) per share attributable to Harsco Corporation common stockholders	$0.08	$(0.27)	(a)	$(2.88)

Diluted weighted average shares of common stock outstanding	80,365	80,884		80,755
Diluted earnings (loss) per share attributable to Harsco Corporation common stockholders:
Continuing operations	$0.09	$(0.28)		$(2.86)
Discontinued operations	(0.01)	—		(0.02)
Diluted earnings (loss) per share attributable to Harsco Corporation common stockholders	$0.08	$(0.27)	(a)	$(2.88)
(a) Does not total due to rounding.
See accompanying notes to consolidated financial statements.

HARSCO CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Years ended December 31
(In thousands)	2015	2014	2013
Net income (loss)	$6,332	$(17,676)	$(223,095)
Other comprehensive income (loss):
Foreign currency translation adjustments, net of deferred income taxes of $(2,314), $7,151 and $(5,924) in 2015, 2014 and 2013, respectively	(88,255)	(47,695)	(55,827)
Net gain (loss) on cash flow hedging instruments, net of deferred income taxes of $(975), $(338) and $(1,410) in 2015, 2014 and 2013, respectively	8,617	(1,957)	1,047
Pension liability adjustments, net of deferred income taxes of $(14,240), $13,454 and $(11,095) in 2015, 2014 and 2013, respectively	93,582	(113,596)	95,604
Unrealized gain (loss) on marketable securities, net of deferred income taxes of $10, $(3) and $(18) in 2015, 2014 and 2013, respectively	(16)	5	31
Total other comprehensive income (loss)	13,928	(163,243)	40,855
Total comprehensive income (loss)	20,260	(180,919)	(182,240)
Less: Comprehensive (income) loss attributable to noncontrolling interests	2,496	(2,893)	(10,055)
Comprehensive income (loss) attributable to Harsco Corporation	$22,756	$(183,812)	$(192,295)
See accompanying notes to consolidated financial statements.

HARSCO CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31
(In thousands)	2015	2014	2013
Cash flows from operating activities:
Net income (loss)	$6,332	$(17,676)	$(223,095)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	144,652	164,588	221,266
Amortization	11,823	11,738	15,775
Change in fair value to the unit adjustment liability	8,491	9,740	966
Deferred income tax expense (benefit)	5,174	7,241	(24,277)
Equity in (income) loss of unconsolidated entities, net	(175)	1,558	(1,548)
Dividends from unconsolidated entities	28	—	37
Loss on disposal of the Harsco Infrastructure Segment	—	2,911	272,250
Other, net	(6,429)	39,376	2,735
Changes in assets and liabilities, net of acquisitions and dispositions of businesses:
Accounts receivable	41,650	6,475	(33,953)
Inventories	(44,806)	(20,788)	18,740
Accounts payable	(401)	(29,416)	14,834
Accrued interest payable	(2,753)	70	(1,836)
Accrued compensation	(10,319)	5,699	(9,860)
Advances on contracts	(795)	92,769	(21,365)
Harsco Infrastructure Segment 2010 Restructuring Program accrual	—	—	(6,788)
Harsco 2011/2012 Restructuring Program accrual	(398)	(2,672)	(17,705)
Other assets and liabilities	(30,567)	(44,886)	(18,517)
Net cash provided by operating activities	121,507	226,727	187,659
Cash flows from investing activities:
Purchases of property, plant and equipment	(123,552)	(208,859)	(245,551)
Proceeds from the Infrastructure Transaction	—	15,699	303,039
Proceeds from sales of assets	25,966	14,976	18,984
Purchase of businesses, net of cash acquired*	(7,788)	(26,336)	(2,849)
Payment of unit adjustment liability	(22,320)	(22,320)	(2,123)
Other investing activities, net	(2,679)	(2,721)	(8,219)
Net cash provided (used) by investing activities	(130,373)	(229,561)	63,281
Cash flows from financing activities:
Short-term borrowings, net	18,875	8,851	(1,901)
Current maturities and long-term debt:
Additions	427,996	177,499	316,804
Reductions	(399,533)	(131,007)	(498,600)
Cash dividends paid on common stock	(65,730)	(66,322)	(66,211)
Dividends paid to noncontrolling interests	(4,498)	(2,186)	(3,381)
Purchase of noncontrolling interests	(395)	—	(166)
Contributions from noncontrolling interests	—	—	4,825
Common stock issued—options	—	—	371
Common stock acquired for treasury	(12,143)	(941)	—
Proceeds from cross-currency interest rate swap termination	75,057	—	—
Deferred pension underfunding payment to unconsolidated affiliate	(7,688)	(7,688)	—
Deferred financing costs	(9,487)	—	(405)
Net cash provided (used) by financing activities	22,454	(21,794)	(248,664)
Effect of exchange rate changes on cash	3,325	(6,134)	(3,921)
Net increase (decrease) in cash and cash equivalents	16,913	(30,762)	(1,645)
Cash and cash equivalents at beginning of period	62,843	93,605	95,250
Cash and cash equivalents at end of period	$79,756	$62,843	$93,605

HARSCO CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Years ended December 31
(In thousands)	2015	2014	2013
*Purchase of businesses, net of cash acquired
Working capital	$(560)	$(1,107)	$—
Property, plant and equipment	(72)	(330)	(2,437)
Goodwill	(3,490)	(6,839)	—
Intangible Assets	(4,078)	(17,575)	—
Other noncurrent assets and liabilities, net	412	(485)	(412)
Net cash used to acquire businesses	$(7,788)	$(26,336)	$(2,849)

See accompanying notes to consolidated financial statements.

HARSCO CORPORATION CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In thousands, except share and per share amounts)	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)(a)	Noncontrolling Interests
	Issued	Treasury					Total
Balances, January 1, 2013	$140,080	$(745,205)	$152,645	$1,671,117	$(411,168)	$49,782	$857,251
Net income (loss)				(232,848)		9,753	(223,095)
Cash dividends declared:
Common @ $0.82 per share				(66,228)			(66,228)
Noncontrolling interests						(4,764)	(4,764)
Total other comprehensive income (loss), net of deferred income taxes of $(18,447)					40,553	302	40,855
Contributions from noncontrolling interests						4,825	4,825
Purchase of subsidiary shares from noncontrolling interest			(292)			107	(185)
Noncontrolling interests transferred in the Infrastructure Transaction (see Note 3, Acquisitions and Dispositions)			1,003			(16,912)	(15,909)
Stock options exercised, net 20,000 shares	25		375				400
Vesting of restricted stock units and other stock grants, net 74,297 shares	143	(1,032)	2,074				1,185
Amortization of unearned stock-based, compensation, net of forfeitures			3,220				3,220
Balances, December 31, 2013	$140,248	$(746,237)	$159,025	$1,372,041	$(370,615)	$43,093	$597,555
(a) Includes changes due to the Infrastructure Transaction. See Note 18, Components of Other Comprehensive Loss.
HARSCO CORPORATION CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Continued)

(In thousands, except share and per share amounts)	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
	Issued	Treasury					Total
Balances, January 1, 2014	$140,248	$(746,237)	$159,025	$1,372,041	$(370,615)	$43,093	$597,555
Net income (loss)				(22,171)		4,495	(17,676)
Cash dividends declared:
Common @ $0.82 per share				(66,321)			(66,321)
Noncontrolling interests						(2,319)	(2,319)
Total other comprehensive loss, net of deferred income taxes of $20,264					(161,641)	(1,602)	(163,243)
Contributions from noncontrolling interests						1,560	1,560
Noncontrolling interests transferred in the Infrastructure Transaction (see Note 3, Acquisitions and Dispositions)						(905)	(905)
Vesting of restricted stock units and other stock grants, net 130,925 shares	196	(714)	2,069				1,551
Treasury shares repurchased, 150,000 shares		(2,864)					(2,864)
Amortization of unearned stock-based compensation, net of forfeitures			4,572				4,572
Balances, December 31, 2014	$140,444	$(749,815)	$165,666	$1,283,549	$(532,256)	$44,322	$351,910

HARSCO CORPORATION CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Continued)

(In thousands, except share and per share amounts)	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
	Issued	Treasury					Total
Balances, January 1, 2015	$140,444	$(749,815)	$165,666	$1,283,549	$(532,256)	$44,322	$351,910
Net income				6,188		144	6,332
Cash dividends declared:
Common @ $0.666 per share (b)				(53,382)			(53,382)
Noncontrolling interests						(4,498)	(4,498)
Total other comprehensive income (loss), net of deferred income taxes of $(17,519)					16,568	(2,640)	13,928
Contributions from noncontrolling interests						2,100	2,100
Purchase of subsidiary shares from noncontrolling interest			(3)			(395)	(398)
Sale of investment in consolidated subsidiary						200	200
Vesting of restricted stock units and other stock grants, net 31,147 shares	59	(264)	(99)				(304)
Treasury shares repurchased, 596,632 shares		(10,220)					(10,220)
Amortization of unearned stock-based compensation, net of forfeitures			5,135				5,135
Balances, December 31, 2015	$140,503	$(760,299)	$170,699	$1,236,355	$(515,688)	$39,233	$310,803
(b) In November 2015, the Company reduced the quarterly dividend to $0.051 per share.

See accompanying notes to consolidated financial statements.

HARSCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Summary of Significant Accounting Policies
Consolidation
The consolidated financial statements include all accounts of Harsco Corporation (the "Company"), all entities in which the Company has a controlling voting interest and variable interest entities required to be consolidated in accordance with generally accepted accounting principles in the U.S. ("U.S. GAAP"). Intercompany accounts and transactions have been eliminated among consolidated entities.

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

Equity Method Investments
The equity method of accounting is used for investments in which the Company has the ability to exercise significant influence over, but not control of, an investee. Significant influence generally exists if the Company has an ownership interest representing between 20% and 50% of the voting stock of an investee. Equity method investments are recorded at initial fair value and are adjusted to recognize the Company's proportionate share of the investee's net income or losses after the date of the investment, additional contributions made, distributions received and impairments resulting from other-than-temporary declines in estimated fair value.

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

Inventories
Inventories are stated at the lower of cost or market. Inventories in the U.S. are principally accounted for using the last-in, first-out ("LIFO") method. The Company's remaining inventories are accounted for using the first-in, first-out ("FIFO") or average cost methods. See Note 4, Accounts Receivable and Inventories, for additional information on inventories.

Depreciation
Property, plant and equipment is recorded at cost and depreciated over the estimated useful lives of the assets using, principally, the straight-line method. When property, plant and equipment is retired from service, the cost of the retirement is charged to the allowance for depreciation to the extent of the accumulated depreciation and the balance is charged to income. Long-lived assets to be disposed of by sale are not depreciated while they are classified as held-for-sale.

Leases
The Company leases certain property and equipment under noncancelable lease agreements. All lease agreements are evaluated and classified as either an operating or capital lease in accordance with U.S. GAAP. A lease is classified as a capital lease if any of the following criteria are met: transfer of ownership to the Company by the end of the lease term; the lease contains a bargain purchase option; the lease term is equal to or greater than 75% of the asset's economic life; or the present value of future minimum lease payments is equal to or greater than 90% of the asset's fair market value. Operating lease expense is recognized ratably over the lease term, including rent abatement periods and rent holidays. See Note 6, Property, Plant and Equipment, and Note 8, Debt and Credit Agreements, for additional information on capital leases and Note 9, Operating Leases, for additional information on operating leases.

Goodwill and Other Intangible Assets
In accordance with U.S. GAAP, goodwill is not amortized and is tested for impairment annually, or more frequently if indicators of impairment exist, or if a decision is made to dispose of a business. Goodwill is allocated among and evaluated for impairment at the reporting unit level, which is defined as an operating segment or one level below for which discrete financial information is available. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include declining cash flows or operating losses at the reporting unit level, a significant adverse change in legal factors or business climate, an adverse action or assessment by a regulator, unanticipated competition, a loss of key personnel, or a more likely than not expectation that a reporting unit or a significant portion of a reporting unit will be sold or otherwise disposed of, among others.

The Company performs the annual goodwill impairment test as of October 1. The Company has five reporting units, only three of which have goodwill associated with them as of December 31, 2015. Almost all of the Company's goodwill is included in the Harsco Metals & Minerals Segment.

The evaluation of potential goodwill impairment involves comparing the current fair value of each reporting unit to the net book value, including goodwill. The Company uses a discounted cash flow model (“DCF model”) to estimate the current fair value of reporting units, as management believes forecasted operating cash flows are the best indicator of current fair value. A number of significant assumptions and estimates are involved in the preparation of DCF models including future revenues and operating margin growth, the weighted-average cost of capital (“WACC”), tax rates, capital spending, pension funding, the impact of business initiatives, and working capital projections. These assumptions and estimates may vary significantly between reporting units. DCF models are based on approved long-range plans for the early years and historical relationships and projections for later years. WACC rates are derived from internal and external factors including, but not limited to, the average market price of the Company's stock, shares outstanding, book value of the Company's debt, the long-term risk free interest rate, and both market and size-specific risk premiums. Due to the many variables noted above and the relative size of the Company's goodwill, differences in assumptions may have a material impact on the results of the Company's annual goodwill impairment testing. If the net book value of a reporting unit were to exceed the current fair value, the second step of the goodwill impairment test would be required to determine if an impairment existed and the amount of goodwill impairment to record, if any. The second step of the goodwill impairment test compares the net book value of a reporting unit's goodwill with the implied fair value of that goodwill. The implied fair value of goodwill represents the excess of fair value of the reporting unit over the fair value amounts assigned to all of the assets and liabilities of the reporting unit if it were to be acquired in a hypothetical business combination and the current fair value of the reporting unit represented the purchase price. As necessary, the Company may use valuation experts to assist with the second step of the goodwill impairment test.

See Note 7, Goodwill and Other Intangible Assets, for additional information on goodwill.

Impairment of Long-Lived Assets (Other than Goodwill)
Long-lived assets are reviewed for impairment when events and circumstances indicate that the carrying amount of an asset may not be recoverable. Long-lived assets are reviewed for impairment when events and circumstances indicate the book value of an asset may be impaired. The Company's policy is to determine if an impairment loss exists when it is determined that the carrying amount of the asset exceeds the sum of the expected undiscounted future cash flows resulting from use of the asset, and its eventual disposition. Impairment losses are measured as the amount by which the carrying amount of the asset exceeds its fair value, normally as determined in either open market transactions or through the use of a DCF model. Long-lived assets to be disposed of are reported at the lower of the carrying amount or fair value less cost to sell. See Note 3, Acquisitions and Dispositions, and Note 17, Other Expenses, for additional information on impairment of long-lived assets (other than goodwill).

Deferred Financing Costs
The Company has incurred debt issuance costs which are recognized as Other assets in the Consolidated Balance Sheets. Debt issuance costs are amortized and recognized as interest expense over the contractual term of the related indebtedness or shorter period if appropriate based upon contractual terms. Whenever indebtedness is modified from its original terms, an evaluation is made whether an accounting modification or extinguishment has occurred in order to determine the accounting treatment for debt issuance costs related to the debt modification.

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
Harsco Metals & Minerals Segment—This Segment provides services predominantly on a long-term, volume-of-production contract basis. Contracts may include both fixed monthly fees as well as variable fees based upon specific services provided to the customer. The fixed-fee portion is recognized periodically as earned (normally monthly) over the contractual period. The variable-fee portion is recognized as services are performed and differs from period to period based upon the actual provision of services. This Segment also sells industrial abrasives and roofing granule products. Product revenues are recognized generally when title and risk of loss transfer, and when all revenue recognition criteria have been met. Title and risk of loss for domestic shipments generally transfer to the customer at the point of shipment. For export sales, title and risk of loss transfer in accordance with the international commercial terms included in the specific customer contract.
Harsco Industrial Segment—This Segment sells industrial grating products, heat exchangers, and heat transfer products. Product revenues are generally recognized when title and risk of loss transfer, and when all of the revenue recognition criteria have been met. Title and risk of loss for domestic shipments generally transfer to the customer at the point of shipment. For export sales, title and risk of loss transfer in accordance with the international commercial terms included in the specific customer contract or purchase order.
Harsco Rail Segment—This Segment sells railway track maintenance equipment, after-market parts and provides railway track maintenance services. Product revenue is recognized generally when title and risk of loss transfer, and when all of the revenue recognition criteria have been met. Title and risk of loss for domestic shipments generally transfer to the customer at the point of shipment. For export sales, title and risk of loss transfer in accordance with the international commercial terms included in the specific customer contract. Revenue may be recognized subsequent to the transfer of title and risk of loss for certain product sales, if the specific sales contract includes a customer acceptance clause that provides for different timing. In those situations, revenue is recognized after transfer of title and risk of loss and after customer acceptance. Services are predominantly on a long-term, time-and-materials contract basis. Revenue is recognized when earned as services are performed within the long-term contracts.
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
Accrued Insurance and Loss Reserves
The Company retains a significant portion of the risk for U.S. workers' compensation, U.K. employers' liability, automobile, general and product liability losses. During 2015, 2014 and 2013, the Company recorded insurance expense from continuing operations related to these lines of coverage of $13.6 million, $19.1 million and $32.3 million, respectively. Reserves have been recorded that reflect the undiscounted estimated liabilities including claims incurred but not reported. When a recognized liability is covered by third-party insurance, the Company records an insurance claim receivable to reflect the covered liability. Changes in the estimates of the reserves are included in net income (loss) in the period determined. During 2015, 2014 and 2013, the Company recorded retrospective insurance reserve adjustments that decreased pre-tax insurance expense from continuing operations for self-insured programs by $8.5 million, $7.0 million and $4.9 million, respectively. At December 31, 2015 and 2014, the Company has recorded liabilities of $41.8 million and $47.9 million, respectively, related to both asserted as well as unasserted insurance claims. Included in the balances at December 31, 2015 and 2014 were $3.4 million and $3.8 million, respectively, of recognized liabilities covered by insurance carriers. Amounts estimated to be paid within one year have been included in current caption, Insurance liabilities, with the remainder included in non-current caption, Insurance liabilities, on the Consolidated Balance Sheets.

Warranties
The Company has recorded product warranty reserves of $7.8 million, $8.9 million and $9.5 million at December 31, 2015, 2014 and 2013, respectively. The Company provides for warranties of certain products as they are sold. The following table summarizes the warranty activity for 2015, 2014 and 2013:

(In thousands)	2015	2014	2013
Warranty reserves, beginning of the year	$8,886	$9,548	$8,628
Accruals for warranties issued during the year	3,656	3,208	5,016
Reductions related to pre-existing warranties	(3,042)	(2,680)	(1,502)
Warranties paid	(1,629)	(1,186)	(2,573)
Other (principally foreign currency translation)	(27)	(4)	(21)
Warranty reserves, end of the year	$7,844	$8,886	$9,548
Warranty expense and payments are incurred principally in the Harsco Industrial and Harsco Rail Segments. Warranty activity may vary from year to year depending upon the mix of revenues and contractual terms related to product warranties.
Foreign Currency Translation
The financial statements of the Company's subsidiaries outside the U.S., except for those subsidiaries located in highly inflationary economies and those entities for which the U.S. dollar is the currency of the primary economic environment in which the entity operates, are measured using the local currency as the functional currency. Assets and liabilities of these subsidiaries are translated at the exchange rates at the balance sheet date. Resulting translation adjustments are recorded in the cumulative translation adjustment account, a separate component of Accumulated other comprehensive loss on the Consolidated Balance Sheets. Income and expense items are translated at average monthly exchange rates. Gains and losses from foreign currency transactions are included in Operating income (loss) from continuing operations. For subsidiaries operating in highly inflationary economies, and those entities for which the U.S. dollar is the currency of the primary economic environment in which the entity operates, gains and losses on foreign currency transactions and balance sheet translation adjustments are included in Operating income (loss) from continuing operations. In 2015, 2014 and 2013, the Company had no subsidiaries operating in highly inflationary economies.

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
The Company executes foreign currency exchange forward contracts to hedge transactions for firm purchase commitments, to hedge variable cash flows of forecasted transactions and for export sales denominated in foreign currencies. These contracts are generally for 90 days or less; however, where appropriate, longer-term contracts may be utilized. For those contracts that are designated as qualified cash flow hedges, gains or losses are recorded in Accumulated other comprehensive loss on the Consolidated Balance Sheets.
The Company uses cross-currency interest rate swaps ("CCIRs") in conjunction with certain debt issuances in order to lock in fixed local currency interest rates. Under these CCIRs, the Company receives interest based on a fixed or floating U.S. dollar rate and pays interest based on a fixed local currency rate based on the contractual amounts in U.S. dollars and the local currency, respectively.
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
In November 2015, the FASB issued changes that require deferred tax assets and liabilities to be classified as noncurrent in a classified statement of financial position. The changes apply to all entities that present a classified statement of financial position. The current requirement that deferred tax assets and liabilities of a tax-paying component of an entity be offset and presented as a single amount is not affected. The changes become effective for the Company on January 1, 2017. Had these changes been adopted at December 31, 2015, the Company's working capital would have decreased by $38.1 million.

3. Acquisitions and Dispositions
Acquisitions
In January 2014, the Company acquired Hammco Corporation ("Hammco"), a U.S. manufacturer of high specification air-cooled heat exchangers for the natural gas and petrochemical processing markets. Hammco has been included in the results of the Harsco Industrial Segment. In March 2015, the Company acquired Protran Technology ("Protran"), a U.S. designer and producer of safety systems for transportation and industrial applications; and in April 2015, the Company acquired JK Rail Products, LLC ("JK Rail"), a provider of after-market parts for railroad track maintenance. Protran and JK Rail have been included in the results of the Harsco Rail Segment. Inclusion of pro forma financial information for these transactions is not necessary as the acquisitions are immaterial. The purchase price allocations for these acquisitions are final.

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

As a result of the Infrastructure Transaction, the Company recorded an estimated loss on disposal of the Harsco Infrastructure Segment of $272.3 million during 2013 and recorded additional losses of $2.9 million and $1.0 million during 2014 and 2015, respectively. Further adjustment to the loss on disposal of the Harsco Infrastructure Segment may be necessary as the result of the final valuation of certain items. The Company does not expect that the ultimate conclusion of these items will have a material adverse effect on the Company's financial condition, results of operations or cash flows. The loss on disposal of the Harsco Infrastructure Segment represents the difference between the book value of the Harsco Infrastructure Segment, less costs to sell, and the sum of the cash consideration plus the fair value of the Company's approximate 29% equity interest in the Infrastructure strategic venture. The fair value of the equity interest was determined based on the expected future discounted cash flows of the Infrastructure strategic venture.

Additionally, the Company incurred $2.2 million and $20.1 million of transaction costs during the years ended 2014 and 2013, respectively, in conjunction with the Infrastructure Transaction.

4. Accounts Receivable and Inventories
Accounts receivable consist of the following:

	Accounts Receivable
(In thousands)	December 31 2015	December 31 2014
Trade accounts receivable	$280,526	$340,223
Less: Allowance for doubtful accounts	(25,649)	(15,119)
Trade accounts receivable, net	$254,877	$325,104

Other receivables (a)	$30,395	$28,145

(a)	Other receivables include insurance claim receivables, employee receivables, tax claim receivables and other miscellaneous receivables not included in Trade accounts receivable, net.
The following table reflects the provision for doubtful accounts related to trade accounts receivable for the years ended December 31, 2015, 2014 and 2013:

	Years Ended December 31
(In thousands)	2015	2014	2013
Provision for doubtful accounts related to trade accounts receivable	$13,047	$9,892	$10,175

Inventories consist of the following:

	Inventories
(In thousands)	December 31 2015	December 31 2014
Finished goods	$32,586	$30,525
Work-in-process	86,745	28,690
Raw materials and purchased parts	70,755	87,985
Stores and supplies	26,881	31,722
Total inventories	$216,967	$178,922
Valued at lower of cost or market:
LIFO basis	$102,309	$109,348
FIFO basis	64,760	13,383
Average cost basis	49,898	56,191
Total inventories	$216,967	$178,922
Inventories valued on the LIFO basis at December 31, 2015 and 2014 were approximately $32 million and $31 million, respectively, less than the amounts of such inventories valued at current costs.
During 2015, there was no significant impact on net income as a result of reducing certain inventory quantities valued on a LIFO basis. During 2014, as a result of reducing certain inventory quantities valued on the LIFO basis, net income (loss) decreased from that which would have been recorded under the FIFO basis of valuation by $0.1 million. During 2013, there was no significant impact on net income (loss) as a result of reducing certain inventory quantities valued on a LIFO basis.

5. Equity Method Investments

As a result of the Infrastructure Transaction, the Company owns an approximate 29% equity interest in Brand at December 31, 2015. See Note 3, Acquisitions and Dispositions, for additional information related to the Infrastructure Transaction.

The book value of the Company's equity method investment in Brand at December 31, 2015 and 2014 was $250.1 million and $285.7 million, respectively. The Company's initial underlying equity in the net assets of Brand, upon consummation of the Infrastructure Transaction, was approximately $225 million. The difference between the initial fair value of the Company's equity method investment in Brand and the Company's underlying equity in the net assets of Brand was determined to be equity method goodwill and is not amortized. No instances of impairment were noted on the Company's equity method investment at December 31, 2015.

The Company's proportionate share of Brand's net income or loss is recorded one quarter in arrears. Accordingly, the Consolidated Statement of Operations for the year ended December 31, 2013 does not include any amounts related to the Infrastructure strategic venture in the caption, Equity in income (loss) of unconsolidated entities, net. Brand's summarized balance sheet information at September 30, 2015 and 2014 and summarized statement of operations information for the year ended September 30, 2015 and the period from November 27, 2013 through September 30, 2014 are summarized as follows:

(In thousands)	September 30 2015	September 30 2014
Summarized Balance Sheet Information of Brand:
Current assets	$806,510	$815,809
Property and equipment , net	894,537	923,056
Other noncurrent assets	1,519,722	1,594,669
Total assets	$3,220,769	$3,333,534

Short-term borrowings, including current portion of long-term debt	$68,687	$68,748
Other current liabilities	397,759	360,714
Long-term debt	1,736,081	1,747,522
Other noncurrent liabilities	383,638	406,636
Total liabilities	2,586,165	2,583,620
Equity	634,604	749,914
Total liabilities and equity	$3,220,769	$3,333,534

(In thousands)	Year Ended September 30 2015	Period From November 27 2013 Through September 30 2014 (a)
Summarized Statement of Operations Information of Brand:
Net revenues	$2,976,471	$2,559,556
Gross profit	649,596	559,376
Net income (loss) attributable to Brand Energy & Infrastructure Services, Inc. and Subsidiaries	605	(4,848)
Harsco's equity in income (loss) of Brand	175	(1,595)
(a) The Company's equity method investment in Brand began on November 26, 2013; accordingly, there is only approximately ten months of related equity income (loss). The results of the Harsco Infrastructure Segment from January 1, 2013 through the date of closing are reported in the Company's results of operations for 2013.

The Company is required to make quarterly payments to the Company's partner in the Infrastructure strategic venture, either (at the Company's election) (i) in cash, with total payments to equal approximately $22 million per year on a pre-tax basis (approximately $15 million per year after-tax), or (ii) in kind through the transfer of approximately 2.5% of the Company's ownership interest in the Infrastructure strategic venture on an annual basis (the "unit adjustment liability"). The Company will recognize the change in fair value to the unit adjustment liability each period until the Company is no longer required to make these payments or chooses not to make these payments. The change in fair value to the unit adjustment liability is a non-cash expense. For the years ended December 31, 2015 and 2014, the Company recognized $8.5 million and $9.7 million, respectively, of change in fair value to the unit adjustment liability.

The Consolidated Balance Sheets as of December 31, 2015 and 2014 include balances related to the unit adjustment liability of $79.9 million and $93.8 million, respectively, in the current and non-current captions, Unit adjustment liability. A reconciliation of beginning and ending balances related to the unit adjustment liability is included in Note 15, Financial Instruments.

The Company will continue to evaluate the implications of making payments in cash or in kind based upon performance of the Infrastructure strategic venture and the Company's liquidity and capital resources. In the future, should the Company decide not to make the cash payment, the value of both the equity method investment in Brand and the related unit adjustment liability may be impacted, and the change may be reflected in earnings in that period.

Balances related to transactions between the Company and Brand are as follows:

(In thousands)	December 31 2015	December 31 2014
Balances due from Brand	$1,557	$1,860
Balances due to Brand	21,407	28,311

The remaining balances between the Company and Brand, at December 31, 2015, relate primarily to transition services and the funding of certain transferred defined benefit pension plan obligations through 2018. There is not expected to be any significant level of revenue or expense between the Company and Brand on an on-going basis once all aspects of the Infrastructure Transaction have been finalized.

6. Property, Plant and Equipment
Property, plant and equipment consist of the following:

(In thousands)	Estimated Useful Lives	December 31 2015	December 31 2014
Land	—	$10,932	$15,721
Land improvements	5-20 years	15,277	15,898
Buildings and improvements (a)	5-40 years	191,356	205,409
Machinery and equipment	3-20 years	1,661,914	1,861,965
Uncompleted construction	—	36,990	87,414
Gross property, plant and equipment		1,916,469	2,186,407
Less: Accumulated depreciation		(1,352,434)	(1,523,163)
Property, plant and equipment, net		$564,035	$663,244
(a) Buildings and improvements include leasehold improvements that are amortized over the shorter of their useful lives or the initial term of the lease.
Included in the amounts are $16.0 million and $22.3 million of property, plant and equipment under capital leases at December 31, 2015 and 2014, respectively.

7. Goodwill and Other Intangible Assets
Goodwill by Segment
The following table reflects the changes in carrying amounts of goodwill by segment for the years ended December 31, 2015 and 2014:

(In thousands)	Harsco Metals & Minerals Segment	Harsco Industrial Segment		Harsco Rail Segment		Consolidated Totals
Balance at December 31, 2013	$421,955	$—		$9,310		$431,265
Changes to goodwill	(300)	6,839	(a)	—		6,539
Foreign currency translation	(21,649)	—		—		(21,649)
Balance at December 31, 2014	400,006	6,839		9,310		416,155
Changes to goodwill	(493)	(33)		3,490	(b)	2,964
Foreign currency translation	(18,752)	—		—		(18,752)
Balance at December 31, 2015	$380,761	$6,806		$12,800		$400,367

(a)
Changes to goodwill relate to the initial acquisition of Hammco and related purchase price adjustments in accordance with U.S. GAAP occurring during the measurement period. See Note 3, Acquisitions and Dispositions.

(b)	Changes to goodwill in the Harsco Rail Segment relate to the acquisitions of Protran and JK Rail. See Note 3, Acquisitions and Dispositions.

The Company's methodology for determining reporting unit fair value is described in Note 1, Summary of Significant Accounting Policies. Performance of the Company's 2015 annual impairment test did not result in impairment of any of the Company's reporting units.

Intangible Assets
Intangible assets totaled $53.0 million, net of accumulated amortization of $149.8 million at December 31, 2015 and $58.5 million, net of accumulated amortization of $147.9 million at December 31, 2014. The following table reflects these intangible assets by major category:

	December 31, 2015		December 31, 2014
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer related	$153,287	$111,227	$157,530	$112,211
Non-compete agreements	1,092	1,092	1,107	1,039
Patents	5,882	5,495	6,079	5,399
Technology related	25,559	23,089	26,548	21,233
Trade names	8,303	4,194	7,745	3,733
Other	8,701	4,669	7,420	4,290
Total	$202,824	$149,766	$206,429	$147,905

As part of the acquisition of Protran and JK Rail as discussed in Note 3, Acquisitions and Dispositions, the Company acquired the following finite-lived intangible assets (by major class):

(In thousands)	Gross Carrying Amount	Residual Value	Weighted-average amortization period
Customer related	$3,398	None	19 years
Trade names	580	None	20 years
Other	100	None	1 year
Total	$4,078

Amortization expense for intangible assets was $8.8 million, $9.9 million and $13.8 million for 2015, 2014 and 2013, respectively. The following table shows the estimated amortization expense for the next five fiscal years based on current intangible assets.

(In thousands)	2016	2017	2018	2019	2020
Estimated amortization expense (a)	$8,000	$5,500	$5,250	$4,750	$4,500

(a)	These estimated amortization expense amounts do not reflect the potential effect of future foreign currency exchange rate fluctuations.

8. Debt and Credit Agreements
The Company has a multi-year revolving credit facility that is available for use throughout the world. The following table illustrates the amount outstanding under the multi-year revolving credit facility and available credit at December 31, 2015. The multi-year revolving credit facility is described in more detail below the table.

	Summary of Revolving Credit Facility
	December 31, 2015
(In thousands)	Facility Limit	Outstanding Balance	Outstanding Letters of Credit	Available Credit
Multi-year revolving credit facility (a U.S.-based program)	$350,000	$165,000	$44,400	$140,600
In March 2012, the Company entered into an Amended and Restated Five Year Credit Agreement (the "Initial Credit Agreement") providing for $525 million of borrowing capacity through a syndicate of 14 banks.

On September 12, 2013, the Company entered into Amendment No.1 ("Amendment No. 1") to the Initial Credit Agreement. In addition to certain administrative and conforming modifications, Amendment No. 1 replaced the total consolidated debt to total consolidated capital ratio debt covenant. On December 20, 2013, the Company entered into Amendment No. 2 ("Amendment No. 2") to the Initial Credit Agreement.  Amendment No. 2 modified certain defined terms to reflect the impact of the Infrastructure Transaction.

On March 27, 2015, the Company entered into Amendment No. 3 ("Amendment No. 3") to the Initial Credit Agreement.  Amendment No. 3 provided for (i) decreased borrowing capacity; (ii) contingent extension of the termination date; (iii) modified certain debt covenants; and (iv) modified certain defined terms.  During the three months ended March 31, 2015, the Company expensed $0.6 million of fees associated with Amendment No. 3.

On December 2, 2015, the Company, entered into (i) an amendment and restatement agreement (the “Amendment Agreement”) and (ii) a second amended and restated credit agreement (the “Credit Agreement” and, together with the Amendment Agreement, the “Financing Agreements”). The Financing Agreements increased the Company's overall borrowing capacity from$500 million to $600 million by (i) amending and restating the Company’s existing credit agreement, (ii) establishing a term loan facility in an initial aggregate principal amount of $250 million, by converting a portion of the outstanding balance under the Initial Credit Agreement on a dollar-for-dollar basis (such facility, the “Term Loan Facility”) and (iii) reducing the revolving credit facility limit to $350 million (the “Revolving Credit Facility” and together with the Term Loan Facility, the “Senior Secured Credit Facilities”).

Borrowings under the Senior Secured Credit Facilities bear interest at a rate per annum ranging from 87.5 to 200 basis points over the Base Rate or 187.5 to 300 basis points over the Adjusted LIBOR Rate (for borrowings in US dollars or Sterling) or the Adjusted EURIBOR Rate (for borrowing in Euro), each as defined in the Credit Agreement.

The Senior Secured Credit Facilities impose certain restrictions including, but not limited to, restrictions as to types and amounts of debt or liens that may be incurred by the Company; limitations on increases in dividend payments and limitations on certain acquisitions by the Company.

The Senior Secured Credit Facilities mature on June 2, 2019, provided that if the notes issued by the Company on May 15, 2008 have not been tendered, repurchased, redeemed, discharged or refinanced in full prior to February 13, 2018, the Senior Secured Credit Facilities become due on such date.

The Term Loan Facility requires scheduled quarterly payments, each equal to (i) with respect to quarterly payments made in 2016, 1.25% of the original principal amount of the loans under the Term Loan Facility made at closing and (ii) with respect to quarterly payments made in any year thereafter, 2.50% of the original principal amount of the loans under the Term Loan Facility made at closing. These payments are reduced by the application of any prepayments, and any remaining balance is due and payable at maturity. The Credit Agreement requires certain mandatory prepayments of outstanding loans under the Term Loan Facility, subject to certain exceptions, based on the net cash proceeds of certain asset sales and casualty and condemnation events, in some cases subject to reinvestment rights and certain other exceptions, and the net cash proceeds of any issuance of debt, excluding permitted debt issuances.

With respect to the Senior Secured Credit Facilities, the obligations of the Company are guaranteed by substantially all of the Company’s current and future wholly-owned domestic subsidiaries (the “Guarantors”). All obligations under the Senior Secured Credit Facilities, and the guarantees of those obligations, are secured, subject to certain exceptions, by substantially all of the parent company’s assets and the assets of the Guarantors.
At December 31, 2015, the Company had $415.0 million of borrowings under the Senior Secured Credit Facilities consisting of $250.0 million under the Term Loan Facility and $165.0 million under the Revolving Credit Facility. At December 31, 2015, of this balance $380.5 million was classified as long-term debt, $22.0 million was classified as short-term borrowings and $12.5 million was classified as current maturities of long-term debt in the Consolidated Balance Sheets. At December 31, 2014, the Company had $98.5 million of borrowings under the Initial Credit Agreement and all such balances were classified as long-term debt in the Consolidated Balance Sheets. Classification of such balances is based on the Company's ability and intent to repay such amounts over the subsequent twelve months, as well as reflects the Company's ability and intent to borrow for a period longer than a year. To the extent the Company expects to repay any amounts within the subsequent twelve months, the amounts are classified as short-term borrowings or current maturities of long-term debt.
Short-term borrowings amounted to $30.2 million and $16.7 million at December 31, 2015 and 2014, respectively. At December 31, 2015, Short-term borrowings consist primarily of $22.0 million of Revolving Credit Facility borrowings and bank overdrafts and at December 31, 2014, such borrowings consist primarily of bank overdrafts. The weighted-average interest rate for short-term borrowings at December 31, 2015 and 2014 was 4.3% and 11.7%, respectively.

	Long-Term Debt
(In thousands)	December 31 2015	December 31 2014
5.75% notes due May 15, 2018	$449,005	$448,626
Senior Secured Credit Facilities:
Term Loan Facility	250,000	—
Revolving Credit Facility (long-term portion)	143,000	—
2.7% Notes due October 15, 2015	—	249,733
Other financing payable (including capital leases) in varying amounts due principally through 2017 with a weighted-average interest rate of 5.6% and 4.0% at December 31, 2015 and 2014, respectively	38,830	156,538
Total debt	880,835	854,897
Less: current maturities	(25,084)	(25,188)
Total long-term debt	$855,751	$829,709
The maturities of long-term debt for the four years following December 31, 2016 are as follows:

(In thousands)
2017	$45,294
2018	479,012
2019	331,225
2020	189

Cash payments for interest on all debt were $44.4 million, $44.2 million and $50.1 million in 2015, 2014 and 2013, respectively.
The Credit Agreement contains a consolidated net debt to consolidated EBITDA ratio covenant, which is not to exceed 4.0 to 1.0, and a minimum consolidated EBITDA to consolidated interest charges ratio covenant, which is not to be less than 3.0 to 1.0. The consolidated net debt to consolidated EBITDA ratio covenant is reduced to 3.75 to 1.0 after December 31, 2016 and to 3.5 to 1.0 after June 30, 2017. The Company’s 5.75% notes include covenants that require the Company to offer to repurchase the notes at 101% of par in the event of a change of control of the Company or disposition of substantially all of the Company’s assets in combination with a downgrade in the Company’s credit rating to non-investment grade.  At December 31, 2015, the Company was in compliance with these and all other covenants.

Additionally, upon the completion of the potential separation of the Harsco Metals & Minerals Segment, the Company would be required to repay the Term Loan Facility and the consolidated net debt to consolidated EBITDA ratio would be reduced to 3.0 to 1.0 for the Credit Agreement.

9. Operating Leases
The Company leases certain property and equipment under noncancelable operating leases. Rental expense under such operating leases was $18.9 million, $19.7 million and $51.7 million in 2015, 2014 and 2013, respectively.
Future minimum payments under operating leases with noncancelable terms are as follows:

(In thousands)
2016	$12,918
2017	9,245
2018	6,709
2019	5,271
2020	4,935
After 2020	20,643
Total minimum rentals to be received in the future under noncancelable subleases at December 31, 2015 are $0.4 million.
The decrease in 2014 rental expense under operating leases is due to the Infrastructure Transaction. See Note 3, Acquisitions and Dispositions, for additional information related to the Infrastructure Transaction.

10. Employee Benefit Plans
Pension Benefits
The Company has defined benefit pension retirement plans covering a substantial number of employees. The defined benefits for salaried employees generally are based on years of service and the employee's level of compensation during specified periods of employment. Defined benefit plans covering hourly employees generally provide benefits of stated amounts for each year of service. The multiemployer pension plans ("MEPPs") in which the Company participates provide benefits to certain unionized employees. The Company's funding policy for qualified plans is consistent with statutory regulations and customarily equals the amount deducted for income tax purposes. Periodic voluntary contributions are made, as recommended, by the Company's Pension Committee. The Company's policy is to amortize prior service costs of defined benefit pension plans over the average future service period of active plan participants.
For most U.S. defined benefit pension plans and a majority of international defined benefit pension plans, accrued service is no longer granted. In place of these plans, the Company has established defined contribution pension plans providing for the Company to contribute a specified matching amount for participating employees' contributions to the plan. For U.S. employees, this match is made on employee contributions up to 4% of their eligible compensation. Additionally, the Company may provide a discretionary contribution for eligible employees. There have been no discretionary contributions provided for the years 2015, 2014 and 2013. For non-U.S. employees, this match is up to 6% of eligible compensation with an additional 2% going towards insurance and administrative costs.

Net periodic pension cost ("NPPC") for U.S. and international pension plans for 2015, 2014 and 2013 is as follows:

	U.S. Plans			International Plans
(In thousands)	2015	2014	2013	2015	2014	2013
Defined benefit plans:
Service cost	$2,889	$2,233	$2,565	$1,648	$1,610	$3,457
Interest cost	12,357	12,868	11,767	36,282	43,230	42,707
Expected return on plan assets	(16,812)	(16,786)	(15,642)	(50,091)	(49,927)	(46,920)
Recognized prior service costs	81	90	248	188	184	335
Recognized losses	4,919	3,352	5,052	16,875	14,102	16,447
Settlement/curtailment loss (gain)	—	—	—	(23)	60	(372)
Defined benefit plans pension cost	3,434	1,757	3,990	4,879	9,259	15,654
Multiemployer plans	853	1,199	12,444	1,463	1,762	5,449
Defined contribution plans	3,921	4,704	4,945	6,765	8,033	11,139
Net periodic pension cost	$8,208	$7,660	$21,379	$13,107	$19,054	$32,242
The change in the financial status of the defined benefit pension plans and amounts recognized on the Consolidated Balance Sheets at December 31, 2015 and 2014 are as follows:

	U.S. Plans		International Plans
(In thousands)	2015	2014	2015	2014
Change in benefit obligation:
Benefit obligation at beginning of year	$325,319	$283,571	$1,049,603	$958,705
Service cost	2,889	2,233	1,648	1,610
Interest cost	12,357	12,868	36,282	43,230
Plan participants' contributions	—	—	61	75
Amendments	—	—	47	—
Actuarial (gain) loss	(14,417)	49,939	(85,028)	150,289
Settlements/curtailments	—	—	(250)	(589)
Benefits paid	(18,758)	(23,292)	(38,197)	(41,522)
Effect of foreign currency	—	—	(64,062)	(62,250)
Other	—	—	—	55
Benefit obligation at end of year	$307,390	$325,319	$900,104	$1,049,603
Change in plan assets:
Fair value of plan assets at beginning of year	$233,350	$233,579	$791,045	$770,911
Actual return on plan assets	(8,011)	15,465	22,602	80,518
Employer contributions	2,289	7,598	27,402	28,112
Plan participants' contributions	—	—	61	75
Settlements/curtailments	—	—	(250)	—
Benefits paid	(18,758)	(23,292)	(37,693)	(40,948)
Effect of foreign currency	—	—	(47,201)	(47,623)
Fair value of plan assets at end of year	$208,870	$233,350	$755,966	$791,045

Funded status at end of year	$(98,520)	$(91,969)	$(144,138)	$(258,558)
Amounts recognized on the Consolidated Balance Sheets consist of the following at December 31, 2015 and 2014:

	U.S. Plans		International Plans
	December 31		December 31
(In thousands)	2015	2014	2015	2014
Noncurrent assets	$229	$615	$1,229	$1,746
Current liabilities	2,072	2,102	479	524
Noncurrent liabilities	96,678	90,482	144,888	259,780
Accumulated other comprehensive loss before tax	162,571	157,165	376,641	479,382

Amounts recognized in Accumulated other comprehensive loss, before tax, consist of the following at December 31, 2015 and 2014:

	U.S. Plans		International Plans
(In thousands)	2015	2014	2015	2014
Net actuarial loss	$162,475	$156,989	$375,725	$478,396
Prior service cost	96	176	916	986
Total	$162,571	$157,165	$376,641	$479,382
The estimated amounts that will be amortized from accumulated other comprehensive loss into defined benefit NPPC in 2016 are as follows:

(In thousands)	U.S. Plans	International Plans
Net actuarial loss	$5,489	$13,139
Prior service cost	63	173
Total	$5,552	$13,312
The Company's estimate of expected contributions to be paid in 2016 for the U.S. and international defined benefit plans are $2.1 million and $21.6 million, respectively.

Future Benefit Payments
The expected benefit payments for defined benefit plans over the next 10 years are as follows:

(In millions)	2016	2017	2018	2019	2020	2021-2025
U.S. Plans	$19.1	$19.1	$18.9	$18.7	$18.8	$94.8
International Plans	39.7	40.3	41.2	42.6	44.5	244.4

Net Periodic Pension Cost and Defined Benefit Pension Obligation Assumptions

The weighted-average actuarial assumptions used to determine the NPPC for 2015, 2014 and 2013 were as follows:

	U.S. Plans December 31			International Plans December 31			Global Weighted-Average December 31
	2015	2014	2013	2015	2014	2013	2015	2014	2013
Discount rates	3.9%	4.7%	3.8%	3.7%	4.7%	4.3%	3.7%	4.7%	4.2%
Expected long-term rates of return on plan assets	7.5%	7.5%	7.5%	6.8%	6.8%	6.6%	7.0%	7.0%	6.8%
Rates of compensation increase	3.0%	3.0%	3.0%	3.2%	3.4%	2.8%	3.2%	3.4%	2.8%
The expected long-term rates of return on plan assets for the 2016 NPPC are 7.25% for the U.S. plans and 6.5% for the international plans. The expected global long-term rate of return on assets for 2016 is 6.7%.
The weighted-average actuarial assumptions used to determine the defined benefit pension plan obligations at December 31, 2015 and 2014 were as follows:

	U.S. Plans		International Plans		Global Weighted-Average
	December 31		December 31		December 31
	2015	2014	2015	2014	2015	2014
Discount rates	4.2%	3.9%	3.8%	3.7%	3.9%	3.7%
Rates of compensation increase	3.0%	3.0%	3.2%	3.2%	3.2%	3.2%
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

The Company has changed the method utilized to estimate the 2016 service cost and interest cost components of NPPC for defined benefit pension plans. The more precise application of discount rates for measuring both service costs and interest costs employs yield curve spot rates on a year-by-year expected cash flow basis, using the same yield curves that the Company has previously used. This change in method represents a change in accounting estimate and will be accounted for in the period of change.

Accumulated Benefit Obligation
The accumulated benefit obligation for all defined benefit pension plans at December 31, 2015 and 2014 was as follows:

	U.S. Plans		International Plans
	December 31		December 31
(In millions)	2015	2014	2015	2014
Accumulated benefit obligation	$307.4	$325.3	$894.8	$1,043.2

Plans with Accumulated Benefit Obligation in Excess of Plan Assets
The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets at December 31, 2015 and 2014 were as follows:

	U.S. Plans		International Plans
	December 31		December 31
(In millions)	2015	2014	2015	2014
Projected benefit obligation	$297.5	$314.9	$876.9	$1,032.1
Accumulated benefit obligation	297.5	314.9	871.9	1,026.0
Fair value of plan assets	198.8	222.3	731.6	771.8
The asset allocations attributable to the Company's U.S. defined benefit pension plans at December 31, 2015 and 2014, and the long-term target allocation of plan assets, by asset category, are as follows:

	Target Long-Term Allocation	Percentage of Plan Assets at December 31
U.S. Plans Asset Category		2015	2014
Domestic equity securities	32%-42%	37.2%	39.1%
International equity securities	15%-25%	18.5%	18.2%
Fixed income securities	28%-38%	32.6%	30.3%
Cash and cash equivalents	Less than 5%	1.7%	3.1%
Other	5%-15%	10.0%	9.3%
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
The Company reviews the long-term expected return on asset assumption on a periodic basis taking into account a variety of factors including the historical investment returns achieved over a long-term period, the targeted allocation of plan assets and future expectations based on a model of asset returns for an actively managed portfolio. The model simulates 1,000 different capital market results over 20 years. For 2016 and 2015, the expected return-on-asset assumption for U.S. plans was 7.25% and 7.5%, respectively.
The U.S. defined benefit pension plans assets include 450,000 shares of the Company's common stock at both December 31, 2015 and 2014, valued at $3.5 million and $8.5 million, respectively. These shares represented 1.7% and 3.6% of total plan assets at December 31, 2015 and 2014, respectively. Dividends paid to the pension plans on the Company's common stock amounted to $0.4 million in 2015, 2014 and 2013.

The asset allocations attributable to the Company's international defined benefit pension plans at December 31, 2015 and 2014 and the long-term target allocation of plan assets, by asset category, are as follows:

International Plans Asset Category	Target Long-Term Allocation	Percentage of Plan Assets at December 31
		2015	2014
Equity securities	32.5%	33.7%	36.9%
Fixed income securities	42.5%	43.3%	45.3%
Cash and cash equivalents	—	0.3%	0.3%
Other (a)	25.0%	22.7%	17.5%
(a) Investments within this caption include diversified growth funds, real estate funds and infrastructure funds.
Plan assets at December 31, 2015 in the U.K. defined benefit pension plan amounted to approximately 95% of the international pension assets. These assets are allocated among various categories of equities, fixed income securities and cash and cash equivalents with professional investment managers whose performance is actively monitored. The primary investment objective is long-term growth of assets in order to meet present and future benefit obligations. The Company periodically conducts asset/liability modeling studies and accordingly adjusts investment amounts within asset categories to ensure the long-term investment strategy is aligned with the profile of benefit obligations.
For the international long-term rate of return assumption, the Company considered the current level of expected returns in risk-free investments (primarily government bonds), the historical level of the risk premium associated with other asset classes in which the portfolio is invested and the expectations for future returns of each asset class and plan expenses. The expected return for each asset class was then weighted based on the target asset allocation to develop the expected long-term rate of return on assets. The 2016 and 2015, the expected return on asset assumption for the U.K. plan was 6.6% and 6.8%, respectively. The remaining international pension plans, with assets representing approximately 5% of the international pension assets, are under the guidance of professional investment managers and have similar investment objectives.
The fair values of the Company's U.S. pension plans' assets at December 31, 2015 by asset class are as follows:

(In thousands)	Total	Level 1	Level 2
Domestic equities:
Common stocks	$35,619	$35,619	$—
Mutual funds—equities	42,093	11,595	30,498
International equities—mutual funds	38,787	38,787	—
Fixed income investments:
U.S. Treasuries and collateralized securities	15,506	—	15,506
Corporate bonds and notes	12,987	12,987	—
Mutual funds—bonds	39,594	12,094	27,500
Other—mutual funds	20,803	20,803	—
Cash and money market accounts	3,481	3,481	—
Total	$208,870	$135,366	$73,504
The fair values of the Company's U.S. pension plans' assets at December 31, 2014 by asset class are as follows:

(In thousands)	Total	Level 1	Level 2
Domestic equities:
Common stocks	$44,064	$44,064	$—
Mutual funds—equities	47,313	13,335	33,978
International equities—mutual funds	42,446	42,446	—
Fixed income investments:
U.S. Treasuries and collateralized securities	18,759	—	18,759
Corporate bonds and notes	11,347	11,347	—
Mutual funds—bonds	40,568	11,936	28,632
Other—mutual funds	21,700	21,700	—
Cash and money market accounts	7,153	7,153	—
Total	$233,350	$151,981	$81,369

The fair values of the Company's international pension plans' assets at December 31, 2015 by asset class are as follows:

(In thousands)	Total	Level 1	Level 2	Level 3
Equity securities:
Mutual funds—equities	$255,937	$—	$255,937	$—
Fixed income investments:
Mutual funds—bonds	320,259	—	320,259	—
Insurance contracts	7,306	—	7,306	—
Other:
Real estate funds/limited partnerships	52,313	—	27,951	24,362
Other mutual funds	117,646	—	117,646	—
Cash and money market accounts	2,505	2,505	—	—
Total	$755,966	$2,505	$729,099	$24,362
The fair values of the Company's international pension plans' assets at December 31, 2014 by asset class are as follows:

(In thousands)	Total	Level 1	Level 2	Level 3
Equity securities:
Mutual funds—equities	$292,150	$—	$292,150	$—
Fixed income investments:
Mutual funds—bonds	350,073	—	350,073	—
Insurance contracts	8,233	—	8,233	—
Other:
Real estate funds / limited partnerships	53,926	—	31,279	22,647
Other mutual funds	84,120	—	84,120	—
Cash and money market accounts	2,543	2,543	—	—
Total	$791,045	$2,543	$765,855	$22,647
The following table summarizes changes in the fair value of Level 3 assets for 2015, 2014 and 2013:

Level 3 Asset Changes for the Twelve Months Ended December 31
(In thousands)	2015	2014	2013
Real Estate Limited Partnership:
Balance at beginning of year	$22,647	$20,423	$17,746
Contributions to partnership	109	385	838
Cash distributions received	(10,062)	(1,614)	(1,380)
Actual return on plan assets:
Related to asset still held at end of year	11,668	3,453	3,219
Balance at end of year	$24,362	$22,647	$20,423
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

Multiemployer Plans
The Company, through the Harsco Metals & Minerals Segment, contributes to several MEPPs under the terms of collective-bargaining agreements that cover union-represented employees, many of whom are temporary in nature. The Company's total contributions to MEPPs were $2.5 million, $3.0 million and $17.9 million for the years ended December 31, 2015, 2014 and 2013, respectively. The decrease in contributions by the Company for 2014 and 2015 primarily relates to the consummation of the Infrastructure Transaction. See Note 3, Acquisitions and Dispositions, for additional information related to the Infrastructure Transaction.

11. Income Taxes
Income (loss) from continuing operations before income taxes and equity income (loss) as reported in the Consolidated Statements of Operations consists of the following:

(In thousands)	2015	2014	2013
U.S.	$16,169	$22,951	$(30,422)
International	18,646	(8,813)	(160,754)
Total income (loss) before income taxes and equity income (loss)	$34,815	$14,138	$(191,176)
Income tax expense as reported in the Consolidated Statements of Operations consists of the following:

(In thousands)	2015	2014	2013
Income tax expense (benefit):
Currently payable:
U.S. federal	$408	$5,622	$9,822
U.S. state	546	557	1,375
International	23,095	14,569	41,015
Total income taxes currently payable	24,049	20,748	52,212
Deferred U.S. federal	2,651	3,447	(18,615)
Deferred U.S. state	812	893	473
Deferred international	166	5,278	(2,095)
Total income tax expense	$27,678	$30,366	$31,975
Cash payments for income taxes, including taxes on the gain or loss from discontinued business, were $18.9 million, $36.0 million and $44.4 million for 2015, 2014 and 2013, respectively.
The following is a reconciliation of the normal expected statutory U.S. federal income tax expense (benefit) to the actual income tax expense as reported in the Consolidated Statements of Operations:

(In thousands)	2015	2014	2013
U.S. federal income tax	$12,185	$4,949	$(66,912)
U.S. state income taxes, net of federal income tax benefit	496	713	(917)
U.S. domestic manufacturing deductions and credits	(2,504)	(1,882)	(4,700)
Tax costs of repatriation from the Infrastructure Transaction	—	—	13,181
Difference in effective tax rates on international earnings and remittances	5,095	4,397	581
Uncertain tax position contingencies and settlements	1,416	(5,298)	(5,548)
Changes in realization on beginning of the year deferred tax assets	923	2,283	20,125
Restructuring and impairment charges with no realizable tax benefits	8,508	21,969	—
U.S. nondeductible items	874	1,216	2,953
Loss from disposal from the Infrastructure Transaction	580	2,592	73,819
Cumulative effect of change in statutory tax rates/laws	340	246	(370)
Income (loss) from unconsolidated entities	62	(587)	—
Other, net	(297)	(232)	(237)
Total income tax expense	$27,678	$30,366	$31,975

At December 31, 2015, 2014 and 2013, the Company's annual effective income tax rate on income from continuing operations was 79.5%, 214.8% and (16.7)%, respectively.

The income tax expense for 2015 compared with 2014 decreased primarily due to a reduction in restructuring and asset impairment charges in the Harsco Metals & Minerals Segment for which no tax benefit was recorded.

Total income tax expense changed between 2013 and 2014 primarily due to the jurisdictional mix of the $272.3 million loss on disposal of the Harsco Infrastructure Segment and for the tax costs of repatriation from the Infrastructure Transaction recorded in 2013 compared with the restructuring and asset impairment charges recorded in the Harsco Metals & Minerals Segment for which no tax benefit was recorded in 2014.
The tax effects of the temporary differences giving rise to the Company's deferred tax assets and liabilities at December 31, 2015 and 2014 are as follows:

	2015		2014
(In thousands)	Asset	Liability	Asset	Liability
Depreciation and amortization	$—	$11,474	$—	$16,026
Expense accruals	24,538	—	27,737	—
Inventories	5,588	—	4,396	—
Provision for receivables	1,049	—	798	—
Deferred revenue	—	1,904	—	1,708
Operating loss carryforwards	77,151	—	75,635	—
Foreign tax credit carryforwards	19,199	—	16,476	—
Capital loss carryforwards	2,102	—	2,102	—
Pensions	66,675	—	91,377	—
Currency adjustments	28,589	—	35,386	—
Equity investment in Infrastructure strategic venture	—	10,688	—	23,885
Unit adjustment liability	29,491	—	34,675	—
Post-retirement benefits	869	—	905	—
Other	8,446	—	9,079	—
Subtotal	263,697	24,066	298,566	41,619
Valuation allowance	(110,680)	—	(131,422)	—
Total deferred income taxes	$153,017	$24,066	$167,144	$41,619
The deferred tax asset and liability balances recognized on the Consolidated Balance Sheets at December 31, 2015 and 2014 are as follows:

(In thousands)	2015	2014
Other current assets	$38,899	$39,003
Other assets	102,914	94,021
Other current liabilities	767	1,120
Deferred income taxes	12,095	6,379
At December 31, 2015, the tax-effected amount of net operating loss carryforwards ("NOLs") totaled $77.2 million. Tax-effected NOLs from international operations are $67.2 million. Of that amount, $46.8 million can be carried forward indefinitely, and $20.4 million will expire at various times between 2016 and 2031. Tax-effected U.S. state NOLs are $10.0 million. Of that amount, $0.4 million expire at various times between 2016 and 2019, $4.3 million expire at various times between 2020 and 2024, $1.5 million expire at various times between 2025 and 2029, and $3.8 million expire at various times between 2030 and 2035. At December 31, 2015, the tax-effected amount of capital loss carryforwards totaled $2.1 million which expire in 2018.
The valuation allowances of $110.7 million and $131.4 million at December 31, 2015 and 2014, respectively, related principally to deferred tax assets for pension liabilities, NOLs, capital losses, foreign currency translation and foreign investment tax credits that are uncertain as to realizability. In 2015, the Company recorded a net decrease in the valuation allowance of $16.1 million related to current year pension adjustments recorded through Accumulated other comprehensive loss, the current year decrease from foreign currency translation in the amount of $11.5 million and a $6.3 million decrease related to a U.K. tax rate change. This was partially offset by a net increase of $13.2 million related to losses in certain jurisdictions where the Company determined that it is more likely than not that these assets will not be realized. Additionally, in 2014, the Company recorded a net increase in the valuation allowance of $8.0 million related to pension adjustments recorded through Accumulated other comprehensive loss and a net increase of $6.6 million related to losses in certain jurisdictions where the Company determined that it is more likely than not that these assets will not be realized. This was partially offset by a $9.3 million reduction in valuation allowance from the effects of foreign currency translation and a reduction of $1.1 million related to usage of a capital loss carryforward.

The Company has not provided U.S. income taxes on certain non-U.S. subsidiaries' undistributed earnings as such amounts are indefinitely reinvested outside the U.S. At December 31, 2015 and 2014, such earnings were approximately $547 million and $705 million, respectively. It is not practical to determine the deferred income tax liability on these earnings if, in the future, they are remitted to the U.S. because the income tax liability to be incurred, if any, is dependent on circumstances existing when remittance occurs.
The Company recognizes accrued interest and penalty expense related to unrecognized income tax benefits in income tax expense. The Company did not recognize any income tax benefit for interest and penalties during 2015. During 2014 and 2013, the Company recognized an income tax benefit of $2.1 million and $3.1 million, respectively, for interest and penalties primarily due to the expiration of statutes of limitation and resolution of examinations. The Company has accrued $2.8 million, $2.8 million and $4.9 million for the payment of interest and penalties at December 31, 2015, 2014 and 2013 respectively.
A reconciliation of the change in the unrecognized income tax benefits balance from January 1, 2013 to December 31, 2015 is as follows:

(In thousands)	Unrecognized Income Tax Benefits	Deferred Income Tax Benefits	Unrecognized Income Tax Benefits, Net of Deferred Income Tax Benefits
Balances, January 1, 2013	$24,918	$(369)	$24,549
Additions for tax positions related to the current year (includes currency translation adjustment)	500	(5)	495
Additions for tax positions related to prior years (includes currency translation adjustment)	145	(4)	141
Other reductions for tax positions related to prior years	(3,050)	—	(3,050)
Statutes of limitation expirations	(3,348)	180	(3,168)
Settlements	(1,616)	—	(1,616)
Balance at December 31, 2013	17,549	(198)	17,351
Additions for tax positions related to the current year (includes currency translation adjustment)	288	(2)	286
Additions for tax positions related to prior years (includes currency translation adjustment)	156	(55)	101
Other reductions for tax positions related to prior years	(3,056)	—	(3,056)
Statutes of limitation expirations	(2,481)	143	(2,338)
Settlements	—	—	—
Balance at December 31, 2014	12,456	(112)	12,344
Additions for tax positions related to the current year (includes currency translation adjustment)	(483)	(2)	(485)
Additions for tax positions related to prior years (includes currency translation adjustment)	1,249	(4)	1,245
Other reductions for tax positions related to prior years	(7,846)	—	(7,846)
Statutes of limitation expirations	(173)	59	(114)
Settlements	(42)	15	(27)
Total unrecognized income tax benefits that, if recognized, would impact the effective income tax rate at December 31, 2015	$5,161	$(44)	$5,117
Included in the other reductions for tax positions related to prior years for 2015 is $7.8 million resulting from the adjustment by a foreign tax authority as a result of tax audit. The unrecognized tax benefit was related to a net operating loss carryforward that carried a full valuation allowance. As a result, the related deferred tax asset was decreased by the same amount.
Within the next twelve months, it is reasonably possible that up to $2.3 million of unrecognized income tax benefits will be recognized upon settlement of tax examinations and the expiration of various statutes of limitations.
The Company files income tax returns as prescribed by the tax laws of the jurisdictions in which it operates. With few exceptions, the Company is no longer subject to U.S and international income tax examinations by tax authorities through 2009.

12. Commitments and Contingencies
Environmental
The Company is involved in a number of environmental remediation investigations and cleanups and, along with other companies, has been identified as a "potentially responsible party" for certain waste disposal sites. While each of these matters is subject to various uncertainties, it is probable that the Company will agree to make payments toward funding certain of these activities and it is possible that some of these matters will be decided unfavorably to the Company. The Company has evaluated its potential liability, and its financial exposure is dependent upon such factors as the continuing evolution of environmental laws and regulatory requirements, the availability and application of technology, the allocation of cost among potentially responsible parties, the years of remedial activity required and the remediation methods selected. The Company did not have any material accruals or record any material expenses related to environmental matters during the periods presented.
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
In October 2009, the Company received notification of the SPRA's final administrative decision regarding the levying of ICMS in the State of São Paulo in relation to services provided to a customer in the State between January 2004 and May 2005. As of December 31, 2015, the principal amount of the tax assessment from the SPRA with regard to this case is approximately $2 million, with penalty, interest and fees assessed to date increasing such amount by an additional $18 million. Any change in the aggregate amount since the Company's last Annual Report on Form 10-K, as revised on Form 8-K filed on June 1, 2015, is due to an increase in assessed interest and statutorily mandated legal fees for the year, as well as foreign currency translation.
Another ICMS tax case involving the SPRA refers to the tax period from January 2002 to December 2003, and is still pending at the administrative phase, where the aggregate amount assessed by the tax authorities in August 2005 was $6.4 million (the amounts with regard to this claim are valued as of the date of the assessment since it has not yet reached the collection phase), composed of a principal amount of $1.5 million, with penalty and interest assessed through that date increasing such amount by an additional $4.9 million. All such amounts include the effect of foreign currency translation.
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

The Company is continuing to review all known labor claims and as of December 31, 2015 and 2014, the Company has established reserves of $6.9 million and $8.6 million, respectively, on the Consolidated Balance Sheets for amounts considered to be probable and estimable. As the Company continues to evaluate these claims and takes actions to address them, the amount of established reserves may be impacted.

Customer Disputes
The Company, through its Harsco Metals & Minerals Segment, may, in the normal course of business, become involved in commercial disputes with subcontractors or customers.

During the first quarter of 2015, a rail grinder manufactured by the Company's Harsco Rail Segment and operated by a subcontractor caught fire, causing a customer to incur monetary damages.  There is a legal action pending to determine the cause of the incident.  Depending on the cause of the fire and the extent of insurance coverage, the Company's results of operations and cash flows may be impacted in future periods.

Although results of operations and cash flows for a given period could be adversely affected by a negative outcome in these or other lawsuits, claims or proceedings, management believes that the ultimate outcome of these matters will not have a material adverse effect on the Company's financial condition, results of operations or cash flows.

Other
The Company is named as one of many defendants (approximately 90 or more in most cases) in legal actions in the U.S. alleging personal injury from exposure to airborne asbestos over the past several decades. In their suits, the plaintiffs have named as defendants, among others, many manufacturers, distributors and installers of numerous types of equipment or products that allegedly contained asbestos.
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
At December 31, 2015, there were 17,153 pending asbestos personal injury actions filed against the Company. Of those actions, 16,831 were filed in the New York Supreme Court (New York County), 125 were filed in other New York State Supreme Court Counties and 197 were filed in courts located in other states.
The complaints in most of those actions generally follow a form that contains a standard damages demand of $20 million or $25 million, regardless of the individual plaintiff's alleged medical condition, and without identifying any specific Company product.

At December 31, 2015, 16,758 of the actions filed in New York Supreme Court (New York County) were on the Deferred/Inactive Docket created by the court in December 2002 for all pending and future asbestos actions filed by persons who cannot demonstrate that they have a malignant condition or discernible physical impairment. The remaining 73 cases in New York County are pending on the Active or In Extremis Docket created for plaintiffs who can demonstrate a malignant condition or physical impairment.

The Company has liability insurance coverage under various primary and excess policies that the Company believes will be available, if necessary, to substantially cover any liability that might ultimately be incurred in the asbestos actions referred to above. The Company believes that a substantial portion of the costs and expenses of the asbestos actions will be paid by the Company’s insurers.
In view of the persistence of asbestos litigation in the U.S., the Company expects to continue to receive additional claims in the future. The Company intends to continue its practice of vigorously defending these claims and cases. At December 31, 2015, the Company has obtained dismissal in 27,773 cases by stipulation or summary judgment prior to trial.

It is not possible to predict the ultimate outcome of asbestos-related actions in the U.S. due to the unpredictable nature of this litigation, and no loss provision has been recorded in the Company's consolidated financial statements because a loss contingency is not deemed probable or estimable. Despite this uncertainty, and although results of operations and cash flows for a given period could be adversely affected by asbestos-related actions, the Company does not expect that any costs that are reasonably possible to be incurred by the Company in connection with asbestos litigation would have a material adverse effect on the Company's financial condition, results of operations or cash flows.
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
Insurance liabilities are recorded when it is probable that a liability has been incurred for a particular event and the amount of loss associated with the event can be reasonably estimated. Insurance reserves have been estimated based primarily upon actuarial calculations and reflect the undiscounted estimated liabilities for ultimate losses, including claims incurred but not reported. Inherent in these estimates are assumptions that are based on the Company's history of claims and losses, a detailed analysis of existing claims with respect to potential value, and current legal and legislative trends. If actual claims differ from those projected by management, changes (either increases or decreases) to insurance reserves may be required and would be recorded through income in the period the change was determined. When a recognized liability is covered by third-party insurance, the Company records an insurance claim receivable to reflect the covered liability. Insurance claim receivables are included in Other receivables on the Consolidated Balance Sheets. See Note 1, Summary of Significant Accounting Policies, for additional information on Accrued Insurance and Loss Reserves.

13. Capital Stock
The authorized capital stock of the Company consists of 150,000,000 shares of common stock and 4,000,000 shares of preferred stock, both having a par value of $1.25 per share. The preferred stock is issuable in series with terms as fixed by the Board of Directors (the "Board"). No preferred stock has been issued. Under the Company's Preferred Stock Purchase Rights Agreement (the "Agreement"), the Board authorized and declared a dividend distribution of one right for each share of common stock outstanding on the record date. The rights may only be exercised if, among other things and with certain exceptions, a person or group has acquired 15% or more of the Company's common stock without the prior approval of the Board. Each right entitles the holder to purchase 1/100th share of Harsco Series A Junior Participating Cumulative Preferred Stock at an exercise price of $230. Once the rights become exercisable, the holder of a right will be entitled, upon payment of the exercise price, to purchase a number of shares of common stock calculated to have a value of two times the exercise price of the right. The rights expire on October 9, 2017, do not have voting power, and may be redeemed by the Company at a price of $0.001 per right at any time until the 10th business day following public announcement that a person or group has accumulated 15% or more of the Company's common stock. The Agreement also includes an exchange feature. At December 31, 2015 and 2014, 800,944 and 806,599 shares, respectively, of $1.25 par value preferred stock were reserved for issuance upon exercise of the rights.
The Company's share repurchase program expired on January 31, 2015. The Board had previously authorized the repurchase of shares of common stock as follows:

	Shares Authorized for Purchase January 1	Additional Shares Authorized for Purchase	Shares Purchased	Plan Expiration	Shares Authorized for Purchase December 31
2013	1,713,423	286,577	—	—	2,000,000
2014	2,000,000	—	150,000	—	1,850,000
2015	1,850,000	—	596,632	1,253,368	—

The following table summarizes the Company's common stock:

	Common Stock
	Shares Issued	Treasury Shares (a)	Outstanding Shares
Outstanding, January 1, 2013	112,063,938	31,479,310	80,584,628
Stock options exercised	20,000	—	20,000
Vested restricted stock units	25,215	9,358	15,857
Stock appreciation rights exercised	2,713	521	2,192
Other stock grants	86,827	30,579	56,248
Outstanding, December 31, 2013	112,198,693	31,519,768	80,678,925
Vested restricted stock units	65,851	4,418	61,433
Stock appreciation rights exercised	9,213	2,985	6,228
Other stock grants	83,591	20,327	63,264
Treasury shares purchased	—	150,000	(150,000)
Outstanding, December 31, 2014	112,357,348	31,697,498	80,659,850
Vested restricted stock units	47,954	16,807	31,147
Treasury shares purchased	—	596,632	(596,632)
Outstanding, December 31, 2015	112,405,302	32,310,937	80,094,365
(a) The Company repurchases shares in connection with the issuance of shares under stock-based compensation programs and in accordance with Board authorized share repurchase programs.
The following is a reconciliation of the average shares of common stock used to compute basic earnings per common share to the shares used to compute diluted earnings per common share as shown in the Consolidated Statements of Operations:

(In thousands, except per share data)	2015	2014	2013
Income (loss) from continuing operations attributable to Harsco Corporation common stockholders	$7,168	$(22,281)	$(231,356)

Weighted-average shares outstanding—basic	80,234	80,884	80,755
Dilutive effect of stock-based compensation	131	—	—
Weighted-average shares outstanding—diluted	80,365	80,884	80,755
Income (loss) from continuing operations per common share, attributable to Harsco Corporation common stockholders:
Basic	$0.09	$(0.28)	$(2.86)

Diluted	$0.09	$(0.28)	$(2.86)
The following average outstanding stock-based compensation units were not included in the computation of diluted earnings per share because the effect was antidilutive:

(In thousands)	2015	2014	2013
Restricted stock units	—	301	265
Stock options	98	188	286
Stock appreciation rights	1,142	912	1,078
Performance share units	278	93	—
Other stock-based compensation units	—	—	101

14. Stock-Based Compensation
The 2013 Equity and Incentive Compensation Plan (the "2013 Plan") authorizes the issuance of up to 6,800,000 shares of the Company's common stock for use in paying incentive compensation awards in the form of stock options or other equity awards such as restricted stock, restricted stock units ("RSUs"), stock appreciation rights ("SARs"), or performance share units ("PSUs"). Of the 6,800,000 shares authorized, a maximum of 3,400,000 shares may be issued for awards other than option rights or SARs, as defined in the 2013 Plan. The 1995 Non-Employee Directors' Stock Plan (the "1995 Plan") authorizes the issuance of up to 600,000 shares of the Company's common stock for equity awards. Both plans have been approved by the Company's stockholders. At December 31, 2015, there were 5,097,341 shares available for granting equity awards under the 2013 Plan, of which 2,734,087 shares were available for awards other than option rights or SARs. At December 31, 2015, there were 47,078 shares available for granting equity awards under the 1995 Plan.

Restricted Stock Units
The Company's Board approves the granting of performance-based RSUs as the long-term equity component of director, officer and certain key employee compensation. The RSUs require no payment from the recipient and compensation cost is measured based on the market price of the Company's common stock on the grant date and is generally recorded over the vesting period. RSUs granted to officers and certain key employees in 2012, and prior, vested on a pro rata basis over a three-year period or upon obtainment of specified retirement criteria. RSUs granted to officers and certain key employees in 2013, either "cliff" vest at the end of three years or upon obtainment of specified retirement criteria. RSUs granted to officers and certain key employees in 2014 and 2015, either "cliff" vest at the end of three years, upon obtainment of specified retirement or years of service criteria. The vesting period for RSUs granted to non-employee directors is one year, and each RSU is exchanged for an equal number of shares of the Company's common stock following the termination of the participant's service as a director. Upon vesting, each RSU is exchanged for an equal number of shares of the Company's common stock. RSUs do not have an option for cash payment.
The following table summarizes RSUs issued and the compensation expense recorded for the years ended December 31, 2015, 2014 and 2013:

	RSUs	Weighted Average Fair Value	Expense
(Dollars in thousands, except per unit)			2015		2014	2013
Directors:
2012	30,618	$21.44	—		—	255
2013	46,287	$20.60	—		318	636
2014	36,840	$24.80	311		602	—
2015	59,985	$15.69	627		—	—
Employees:
2011	17,250	$23.55	—		3	69
2012	141,486	$18.75	(71)	(a)	151	383
2013	170,582	$20.63	87		325	633
2014	190,832	$25.21	504		1,114	—
2015	239,679	$16.53	919		—	—
Total			$2,377		$2,513	$1,976
(a) Represents the impact of forfeitures during 2015.
RSU activity for the years ended December 31, 2015, 2014 and 2013 was as follows:

	RSUs
	Number of Shares	Weighted Average Grant-Date Fair Value
Non-vested at January 1, 2013	141,473	$19.19
Granted	216,869	$20.62
Vested	(69,955)	$20.54
Forfeited	(74,546)	$22.61
Non-vested at December 31, 2013	213,841	$19.95
Granted	227,672	$25.14
Vested	(52,041)	$23.58
Forfeited	(84,956)	$20.92
Non-vested at December 31, 2014	304,516	$22.94
Granted	299,664	$16.36
Vested	(58,760)	$19.34
Forfeited	(107,062)	$22.14
Non-vested at December 31, 2015	438,358	$19.12
At December 31, 2015, the total unrecognized compensation cost related to non-vested RSUs was $3.9 million, which will be recognized over a weighted-average period of 1.9 years. There was no change in excess tax benefits from RSUs recognized in 2015 and 2014. There was a $0.1 million increase of excess tax benefits in 2013.

Stock Appreciation Rights
The Company may grant SARs to officers and certain key employees under the 2013 Plan.  The SARs generally vest on a pro-rata basis from one to five years from the grant date or upon specified retirement or years of service criteria, and expire no later than ten years after the grant date.  The exercise price of the SARs is the fair value on the grant date.  Upon exercise, shares of Company's common stock are issued based on the increase in the fair value of the Company's common stock over the exercise price of the SAR.  SARs do not have an option for cash payment.

During 2013, the Company issued SARs covering 903,814 shares in May, 5,018 shares in June and 15,000 shares in November under the 2013 Plan. During 2014, the Company issued SARs covering 51,900 shares in April, 255,090 shares in May, 31,405 shares in July, 84,290 shares in August, 15,808 shares in September and 12,401 shares in November under the 2013 Plan. During 2015, the Company issued SARs covering 532,615 shares in May under the 2013 Plan.

The fair value of each SAR grant was estimated on the grant date using a Black-Scholes pricing model with the following assumptions:

	SARs Issued
	Risk-free Interest rate	Dividend Yield	Expected Life (Years)	Volatility	SAR Grant Price	Fair Value of SAR
May 2013 Grant	1.17%	3.61%	6.5	44.1%	$22.70	$6.86
June 2013 Grant	1.41%	3.56%	6.5	44.1%	$23.03	$7.07
November 2013 Grant	1.91%	3.13%	6.5	43.8%	$26.22	$8.60
April 2014 Grant	1.98%	3.53%	6.0	44.3%	$23.25	$7.25
May 2014 Grant (1st)	1.90%	3.16%	6.0	43.2%	$25.93	$8.16
May 2014 Grant (2nd)	1.82%	3.05%	6.0	42.8%	$26.92	$8.47
July 2014 Grant	2.00%	3.24%	6.0	41.2%	$25.27	$7.55
August 2014 Grant	1.92%	3.27%	6.0	41.2%	$25.11	$7.46
September 2014 Grant	2.03%	3.50%	6.0	40.6%	$23.43	$6.72
November 2014 Grant	1.78%	4.00%	6.0	38.6%	$20.48	$5.17
May 2015 Grant	1.70%	4.96%	6.0	35.8%	$16.53	$3.39
SARs activity for the years ended December 31, 2015, 2014 and 2013 was as follows:

	SARs
	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (in millions) (a)
Outstanding, January 1, 2013	525,287	$21.23	$1.2
Granted	923,832	$22.76
Exercised	(11,037)	$19.65
Forfeited/Expired	(476,624)	$22.28
Outstanding, December 31, 2013	961,458	$22.20	$5.6
Granted	450,894	$25.20
Exercised	(52,667)	$20.21
Forfeited/Expired	(406,637)	$22.65
Outstanding, December 31, 2014	953,048	$23.53	$—
Granted	532,615	$16.53
Forfeited/Expired	(385,253)	$22.36
Outstanding, December 31, 2015	1,100,410	$20.55	$—
(a) Intrinsic value is defined as the difference between the current market value and the exercise price, for those SARs where the market price exceeds the exercise price.
No SARs were exercised in 2015. The total intrinsic value of SARs exercised during 2014 and 2013 was $0.2 million and $0.1 million.

The following table summarizes information concerning outstanding and exercisable SARs at December 31, 2015:

	SARs Outstanding				SARs Exercisable
Range of exercisable prices	Vested	Non-vested	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Life in Years	Number Exercisable	Weighted-Average Exercise Price per Share
$16.53 - $22.70	121,020	628,692	$18.49	8.58	121,020	$21.71
$23.03 - $26.92	127,291	223,407	$24.97	8.24	127,291	$24.89
	248,311	852,099	$20.55	8.47	248,311	$23.34
Total compensation expense related to SARs was $1.2 million, $1.0 million and $0.4 million for the years ended December 31, 2015, 2014 and 2013, respectively. At December 31, 2015, outstanding SARs have a weighted-average remaining contractual life of 8.47 years and no intrinsic value as the exercise price for all SARs exceeds the current market value. Vested and currently exercisable SARs have a weighted-average remaining contractual life of 7.62 years and no aggregate intrinsic value. At December 31, 2015, total unrecognized compensation expense related to non-vested SARs was $2.9 million, which is expected to be recognized over a weighted average period of 2.0 years.
Weighted-average grant date fair value of non-vested SARs for the years ended December 31, 2015 and 2014 was as follows:

	SARs
	Number of Shares	Weighted-Average Grant Date Fair Value
Non-vested shares, January 1, 2014	839,505	$22.27
Granted	450,894	$25.20
Vested	(84,685)	$23.23
Exercised	(52,667)	$20.21
Forfeited	(406,637)	$22.65
Non-vested shares, December 31, 2014	746,410	$23.87
Granted	532,615	$16.53
Vested	(41,673)	$24.05
Forfeited	(385,253)	$22.36
Non-vested shares, December 31, 2015	852,099	$19.74
Performance Share Units
Beginning in 2014, the Company granted PSUs to officers and certain key employees that may be earned based on the Company's total shareholder return over the three-year performance period. PSUs are paid out at the end of each performance period based on the Company’s performance which is measured by determining the percentile rank of the total shareholder return of the Company's common stock in relation to the total shareholder return of the S&P Midcap 400 Index during the performance period. The payment of PSUs following the performance period will be based in accordance with the scale set forth in the PSU agreements and may range from 0% to 200% of the initial grant. PSUs do not have an option for cash payment.

During the year ended December 31, 2014, the Company granted 15,700 shares in April, 82,526 shares in May, 11,487 shares in July, 26,550 shares in August, 4,980 shares in September and 3,906 shares in November under the 2013 Plan. During the year ended December 31, 2015, the Company granted 237,063 shares in May under the 2013 Plan. The fair value of PSUs granted was estimated on the grant date using a Monte Carlo pricing model with the following assumptions:

	PSUs Issued
	Risk-free Interest rate	Dividend Yield	Expected Life (Years)	Volatility	Fair Value of PSU
April 2014 Grant	0.75%	—%	2.73	34.3%	$18.00
May 2014 Grant (1st)	0.70%	—%	2.65	31.8%	$25.26
May 2014 Grant (2nd)	0.63%	—%	2.61	30.1%	$27.53
July 2014 Grant	0.74%	—%	2.42	26.9%	$22.31
August 2014 Grant	0.67%	—%	2.42	26.9%	$21.86
September 2014 Grant	0.72%	—%	2.29	25.7%	$15.26
November 2014 Grant	0.55%	—%	2.10	26.3%	$7.42
May 2015 Grant	0.83%	—%	2.65	28.5%	$14.48

Total compensation expense related to PSUs was $1.4 million and $0.9 million for the years ended December 31, 2015 and 2014, respectively. At December 31, 2015, total unrecognized compensation expense related to non-vested PSUs was $2.6 million, which is expected to be recognized over a weighted average period of 1.7 years.

A summary of the Company's non-vested PSU activity during the years ending December 31, 2015 and 2014 is presented in the following table:

	PSUs
	Number of Shares	Weighted-Average Grant Date Fair Value
Non-vested shares, January 1, 2014	—	$—
Granted	145,149	$22.82
Forfeited	(9,796)	$25.26
Non-vested shares, December 31, 2014	135,353	$22.65
Granted	237,063	$14.48
Forfeited	(57,204)	$20.26
Non-vested shares, December 31, 2015	315,212	$16.94

Stock Options
The Company may grant incentive stock options and nonqualified stock options to officers, certain key employees and non-employee directors under the plans noted above. The stock options would generally vest three years from the grant date, which is the date the Board approved the grants, and expire no later than seven years after the grant date. The exercise price of the stock option would be fair value on the grant date. Upon exercise, a new share of Company common stock is issued for each stock option. Stock option activity for the years ended December 31, 2015, 2014 and 2013 was as follows:

	Stock Options
	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (in millions)(a)
Outstanding, January 1, 2013	328,000	$30.67	$0.2
Exercised	(20,000)	$16.96	$—
Forfeited/Expired	(79,000)	$31.00	$—
Outstanding, December 31, 2013	229,000	$31.75	$—
Forfeited/Expired	(107,500)	$31.75	$—
Outstanding, December 31, 2014	121,500	$31.75	$—
Forfeited/Expired	(31,500)	$31.75	$—
Outstanding, December 31, 2015	90,000	$31.75	$—

(a)	Intrinsic value is defined as the difference between the current market value and the exercise price, for those options where the market price exceeds the exercise price.
There was no compensation expense related to stock options in 2015. Compensation expense related to stock options totaled less than $0.1 million in 2014 and $0.2 million in 2013. At December 31, 2015, there was no unrecognized compensation expense related to non-vested stock options. There were no stock options exercised and no net cash proceeds from the exercise of stock options in 2015 and 2014. Net cash proceeds from the exercise of stock options totaled $0.4 million in 2013. The total intrinsic value of options exercised during 2013 was $0.1 million.
The following table summarizes information concerning outstanding and exercisable options at December 31, 2015:

	Stock Options Outstanding				Stock Options Exercisable
Range of Exercisable Prices	Vested	Non-vested	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life in Years	Number Exercisable	Weighted Average Exercise Price Per Share
$31.75 - $31.75	90,000	—	$31.75	2.1	90,000	$31.75

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

15. Financial Instruments
Off-Balance Sheet Risk
As collateral for the Company's performance and to insurers, the Company is contingently liable under standby letters of credit, bonds and bank guarantees in the amounts of $232.5 million, $269.4 million and $216.3 million at December 31, 2015, 2014 and 2013, respectively. The decrease at December 31, 2015 primarily relates to the expiration of several guarantees and lower negotiated amounts for certain insurance letters of credit. The increase at December 31, 2014 primarily relates to the issuance of performance bonds associated with the Company's large Switzerland rail order in the Harsco Rail Segment. These standby letters of credit, bonds and bank guarantees are generally in force for up to 4 years. Certain issues have no scheduled expiration date. The Company pays fees to various banks and insurance companies that range from 0.75% to 3.30% per annum of the instrument's face value. If the Company were required to obtain replacement standby letters of credit, bonds and bank guarantees at December 31, 2015 for those currently outstanding, it is the Company's opinion that the replacement costs would be within the present fee structure.
The Company has currency exposures in approximately 30 countries. The Company's primary foreign currency exposures during 2015 were in the European Economic and Monetary Union, the U.K. and Brazil.
Off-Balance Sheet Risk—Third-Party Guarantees
In connection with the Infrastructure Transaction, the Company has outstanding guarantees and letters of credit related to the Harsco Infrastructure Segment that are still in force. These guarantees and letters of credit are provided to enable the legacy business to obtain financing for their operations. The maximum potential amount of future payments (undiscounted) related to these guarantees was approximately $5 million and $15 million at December 31, 2015 and 2014, respectively. These guarantees and letters of credit are expected to be replaced by Brand during 2016. There is no recognition of a liability related to these guarantees or letters of credit as the Company believes that the potential for making any payments is remote and they have been indemnified by Brand as part of the Infrastructure Transaction.

During June 2014, the Company provided a guarantee to Brand, as part of the net working capital settlement related to the Infrastructure Transaction, for certain matters occurring prior to closing. The remaining term of this guarantee is 5 years at December 31, 2015. The maximum potential amount of future payments related to this guarantee is approximately $3 million at December 31, 2015. There is no recognition of this potential future payment in the consolidated financial statements as the Company believes the potential for making this payment is remote.
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
The Company provided an environmental indemnification for property from a lease that terminated in 2006. The term of this guarantee is indefinite, and the Company would be required to perform under the guarantee only if an environmental matter was discovered on the property relating to the time the Company leased the property. The Company is not aware of any environmental issues related to this property. The maximum potential amount of future payments (undiscounted) related to this guarantee is estimated to be $3.0 million at December 31, 2015, 2014 and 2013. There is no recognition of this potential future payment in the consolidated financial statements as the Company believes the potential for making this payment is remote.
Any liabilities related to the Company's obligation to stand ready to act on third-party guarantees are included in the captions, Other current liabilities or Other liabilities (as appropriate), on the Consolidated Balance Sheets. Any recognition of these liabilities did not have a material impact on the Company's financial position or results of operations for 2015, 2014 or 2013.
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

Derivative Instruments and Hedging Activities
The Company uses derivative instruments, including foreign currency exchange forward contracts and CCIRs, to manage certain foreign currency and interest rate exposures. Derivative instruments are viewed as risk management tools by the Company and are not used for trading or speculative purposes.
All derivative instruments are recorded on the Consolidated Balance Sheets at fair value. Changes in the fair value of derivatives used to hedge foreign currency denominated balance sheet items are reported directly in earnings along with offsetting transaction gains and losses on the items being hedged. Derivatives used to hedge forecasted cash flows associated with foreign currency commitments or forecasted commodity purchases may be accounted for as cash flow hedges, as deemed appropriate, if the criteria for hedge accounting are met. Gains and losses on derivatives designated as cash flow hedges are deferred as a separate component of equity and reclassified to earnings in a manner that matches the timing of the earnings impact of the hedged transactions. Generally, at December 31, 2015, deferred gains and losses related to asset purchases are reclassified to earnings over 10 to 15 years from the balance sheet date and those related to revenue are deferred until the revenue is recognized. The ineffective portion of all hedges, if any, is recognized currently in earnings.
The fair value of outstanding derivative contracts recorded as assets and liabilities on the Consolidated Balance Sheets at December 31, 2015 and 2014 was as follows:

	Asset Derivatives		Liability Derivatives
(In thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
December 31, 2015
Derivatives designated as hedging instruments:
Foreign currency exchange forward contracts	Other current assets	$1,640	Other current liabilities	$—
Cross-currency interest rate swaps	Other assets	15,417	Other liabilities	—
Total derivatives designated as hedging instruments		$17,057		$—

Derivatives not designated as hedging instruments:
Foreign currency exchange forward contracts	Other current assets	$4,188	Other current liabilities	$1,738

	Asset Derivatives		Liability Derivatives
(In thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
December 31, 2014
Derivatives designated as hedging instruments:
Foreign currency exchange forward contracts	Other current assets	$420		$—
Cross-currency interest rate swaps	Other assets	52,989	Other liabilities	2,599
Total derivatives designated as hedging instruments		$53,409		$2,599

Derivatives not designated as hedging instruments:
Foreign currency exchange forward contracts	Other current assets	$4,065	Other current liabilities	$4,618

All of the Company's derivatives are recorded in the Consolidated Balance Sheets at gross amounts and not offset. All of the Company's CCIRs and certain foreign currency exchange forward contracts are transacted under International Swaps and Derivatives Association ("ISDA") documentation. Each ISDA master agreement permits the net settlement of amounts owed in the event of default. The Company's derivative assets and liabilities subject to enforceable master netting arrangements did not result in a net asset or net liability at either December 31, 2015 or 2014.

The effect of derivative instruments in the Consolidated Statements of Operations and the Consolidated Statements of Comprehensive Income (Loss) during 2015, 2014 and 2013 was as follows:
Derivatives Designated as Hedging Instruments

(In thousands)	Amount of Gain (Loss) Recognized in Other Comprehensive Income ("OCI") on Derivative—Effective Portion	Location of Gain (Loss) Reclassified from Accumulated OCI into Income—Effective Portion	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income—Effective Portion	Location of Gain (Loss) Recognized in Income on Derivative—Ineffective Portion and Amount Excluded from Effectiveness Testing	Amount of Gain (Loss) Recognized in Income on Derivative—Ineffective Portion and Amount Excluded from Effectiveness Testing
Twelve Months Ended December 31, 2015:
Foreign currency exchange forward contracts	$580	Cost of services and products sold	$53		$—
Cross-currency interest rate swaps	9,012		—	Cost of services and products sold	30,359	(a)
	$9,592		$53		$30,359
Twelve Months Ended December 31, 2014:
Foreign currency exchange forward contracts	$358	Cost of services and products sold	$4		$—
Cross-currency interest rate swaps	(1,977)		—	Cost of services and products sold	39,823	(a)
	$(1,619)		$4		$39,823
Twelve Months Ended December 31, 2013:
Foreign currency exchange forward contracts	$48	Cost of services and products sold	$(8)	Cost of services and products sold	$(6)
Cross-currency interest rate swaps	2,409		—	Cost of services and products sold	(12,061)	(a)
	$2,457		$(8)		$(12,067)

(a)	These gains (losses) offset foreign currency fluctuation effects on the debt principal.

Derivatives Not Designated as Hedging Instruments

	Location of Loss Recognized in Income on Derivative	Amount of Loss Recognized in Income on Derivative for the Twelve Months Ended December 31(a)
(In thousands)		2015	2014	2013
Foreign currency exchange forward contracts	Cost of services and products sold	$(158)	$(2,307)	$(10,463)

(a)	These losses offset amounts recognized in cost of service and products sold principally as a result of intercompany or third-party foreign currency exposures.

Foreign Currency Exchange Forward Contracts
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
The Company uses derivative instruments to hedge cash flows related to foreign currency fluctuations. Foreign currency exchange forward contracts outstanding are part of a worldwide program to minimize foreign currency exchange operating income and balance sheet exposure by offsetting foreign currency exposures of certain future payments between the Company and various subsidiaries, suppliers or customers. The unsecured contracts are with major financial institutions. The Company may be exposed to credit loss in the event of non-performance by the contract counterparties. The Company evaluates the creditworthiness of the counterparties and does not expect default by them. Foreign currency exchange forward contracts are used to hedge commitments, such as foreign currency debt, firm purchase commitments and foreign currency cash flows for certain export sales transactions.

The following tables summarize, by major currency, the contractual amounts of the Company's foreign currency exchange forward contracts in U.S. dollars at December 31, 2015 and 2014. The "Buy" amounts represent the U.S. dollar equivalent of commitments to purchase foreign currencies, and the "Sell" amounts represent the U.S. dollar equivalent of commitments to sell foreign currencies. The recognized gains and losses offset amounts recognized in cost of services and products sold principally as a result of intercompany or third-party foreign currency exposures.
Contracted Amounts of Foreign Currency Exchange Forward Contracts Outstanding at December 31, 2015:

(In thousands)	Type	U.S. Dollar Equivalent	Maturity	Recognized Gain (Loss)
British pounds sterling	Sell	$43,511	January 2016	$822
British pounds sterling	Buy	2,062	January 2016	(54)
Euros	Sell	336,397	January 2016 through December 2016	547
Euros	Buy	167,037	January 2016 through August 2016	2,497
Other currencies	Sell	35,426	January 2016 through March 2016	316
Other currencies	Buy	7,981	January 2016	(38)
Total		$592,414		$4,090
Contracted Amounts of Foreign Currency Exchange Forward Contracts Outstanding at December 31, 2014:

(In thousands)	Type	U.S. Dollar Equivalent	Maturity	Recognized Gain (Loss)
British pounds sterling	Sell	$37,943	January 2015	$179
British pounds sterling	Buy	2,783	January 2015	(4)
Euros	Sell	193,370	January 2015 through March 2015	2,993
Euros	Buy	194,084	January 2015 through March 2015	(3,767)
Other currencies	Sell	12,641	January 2015 through December 2015	439
Other currencies	Buy	28,001	January 2015 through June 2015	27
Total		$468,822		$(133)
In addition to foreign currency exchange forward contracts, the Company designates certain loans as hedges of net investments in international subsidiaries. The Company recorded pre-tax net gains of $2.7 million and pre-tax net gains of $22.6 million and pre-tax net losses $9.8 million related to hedges of net investments during 2015, 2014 and 2013, respectively, in the caption, Accumulated other comprehensive loss.
Cross-Currency Interest Rate Swaps
The Company uses CCIRs in conjunction with certain debt issuances in order to secure a fixed local currency interest rate. Under these CCIRs, the Company receives interest based on a fixed or floating U.S. dollar rate and pays interest on a fixed local currency rate based on the contractual amounts in dollars and the local currency, respectively. At maturity, there is also the payment of principal amounts between currencies. The CCIRs are recorded on the Consolidated Balance Sheets at fair value, with changes in value attributed to the effect of the swaps' interest spread and changes in the credit worthiness of the counter-parties recorded in the caption, Accumulated other comprehensive loss. Changes in value attributed to the effect of foreign currency fluctuations are recorded in the Consolidated Statements of Operations and offset currency fluctuation effects on the debt principal. The following table indicates the contractual amounts of the Company's CCIRs:

	Contractual Amounts	Interest Rates
(In millions)		Receive	Pay
Maturing 2020	$220.0	Fixed U.S. dollar rate	Fixed British pound sterling rate
Maturing 2016 through 2017	6.5	Floating U.S. dollar rate	Fixed rupee rate

During August 2015, the Company effected the early termination of the euro CCIR with an original maturity date of 2018. The Company received $75.1 million in cash related to this termination. There was no gain or loss recorded on the termination as any change in value attributable to the effect of foreign currency translation was previously recognized in the Consolidated Statements of Operations. Euro denominated foreign currency exchange forward contracts were entered into later in 2015 that provide similar protection from changes in foreign exchange rates to the terminated CCIR contract.

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
The following table indicates the fair value hierarchy of the financial instruments of the Company at December 31, 2015 and 2014:

Level 2 Fair Value Measurements (In thousands)	December 31 2015	December 31 2014
Assets
Foreign currency exchange forward contracts	$5,828	$4,485
Cross-currency interest rate swaps	15,417	52,989
Liabilities
Foreign-currency forward exchange contracts	1,738	4,618
Cross currency interest rate swaps	—	2,599
The following table reconciles the beginning and ending balances for liabilities measured on a recurring basis using unobservable inputs (Level 3) for the years ended December 31, 2015 and 2014:

Level 3 Liabilities—Unit Adjustment Liability (a) for the Twelve Months Ended December 31 (In thousands)	2015		2014
Balance at beginning of year	$93,762		$106,343
Payments	(22,320)		(22,320)
Change in fair value to the unit adjustment liability	8,491		9,740
Balance at end of year	$79,934	(b)	$93,762	(b)

(a)	See Note 5, Equity Method Investments, for additional information related to the unit adjustment liability.

(b)	Does not total due to rounding.
The Company primarily applies the market approach for recurring fair value measurements and endeavors to utilize the best available information. Accordingly, the Company utilizes valuation techniques that maximize the use of observable inputs, such as forward rates, interest rates, the Company's credit risk and counterparties' credit risks, and which minimize the use of unobservable inputs. The Company is able to classify fair value balances based on the ability to observe those inputs. Foreign currency exchange forward contracts and CCIRs are classified as Level 2 fair value based upon pricing models using market-based inputs. Model inputs can be verified, and valuation techniques do not involve significant management judgment.

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and short-term borrowings approximate fair value due to the short-term maturities of these assets and liabilities. At December 31, 2015 and 2014, the total fair value of long-term debt, including current maturities, was $834.6 million and $885.0 million, respectively, compared to carrying value of $880.8 million and $854.9 million, respectively. Fair values for debt are based on quoted market prices (Level 1) for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities.
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
In 2015, the Company had three reportable segments. These segments and the types of products and services offered include the following:
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

In 2013, the Company's reportable segments also included the following:

Harsco Infrastructure Segment
Historically, major services included project engineering and equipment installation, as well as the sale and rental of scaffolding, shoring and concrete forming systems for industrial maintenance and capital improvement projects, civil infrastructure projects, non-residential construction, and international multi-dwelling residential construction projects. Services were provided to industrial and petrochemical plants; the infrastructure construction, repair and maintenance markets; commercial and industrial construction contractors; and public utilities. As a result of the Infrastructure Transaction, this Segment is not included in the Company's results of operations for 2015 and 2014. See Note 3, Acquisitions and Dispositions, for additional information on the Infrastructure Transaction.

Other Information
The measurement basis of segment profit or loss is operating income (loss). There are no significant inter-segment sales. Corporate assets, at December 31, 2015 and 2014, include principally cash, prepaid taxes, fair value of derivative instruments, the equity method investment in Brand and U.S. deferred income taxes. Countries with revenues from unaffiliated customers or net property, plant and equipment of ten percent or more of the consolidated totals (in at least one period presented) are as follows:
Information by Geographic Area (a)

	Revenues from Unaffiliated Customers
	Year Ended December 31
(In thousands)	2015	2014	2013
U.S.	$758,820	$880,884	$1,021,770
U.K.	217,011	257,885	353,915
All Other	747,261	927,519	1,520,285
Totals including Corporate	$1,723,092	$2,066,288	$2,895,970

(a)	Revenues are attributed to individual countries based on the location of the facility generating the revenue.

	Property, Plant and Equipment, Net
	Balances at December 31
(In thousands)	2015	2014	2013
U.S.	$142,506	$151,397	$146,939
China	97,305	102,842	86,822
Brazil	57,381	69,515	63,161
All Other	266,843	339,490	413,543
Totals including Corporate	$564,035	$663,244	$710,465
No single customer provided in excess of 10% of the Company's consolidated revenues in 2015, 2014 and 2013.
In 2015, 2014 and 2013, the Harsco Metals & Minerals Segment had two customers that each provided in excess of 10% of this Segment's revenues under multiple long-term contracts at several mill sites. Should additional consolidations occur involving some of the steel industry's larger companies which are customers of the Company, it would result in an increase in concentration of credit risk for the Company. In 2015, the Harsco Industrial Segment had two customers and in 2014 and 2013 one customer that provided in excess of 10% of the Segment's revenues. In 2015 and 2013, the Harsco Rail Segment had two customers and in 2014 one customer that provided in excess of 10% of the Segment's revenues. The loss of any of these customers would not have a material adverse impact on the Company's financial positions or cash flows; however, it could have a material effect on quarterly or annual results of operations.

Operating Information by Segment:

The Company has reclassified segment operating results for the year ended December 31, 2013 to conform to the revised manner in which the Company now allocates corporate expenses to operating segments as a result of changes in organizational structure resulting from the Infrastructure Transaction. The changes do not impact the Company's previously reported consolidated revenues from continuing operations, operating income (loss) from continuing operations or income (loss) from continuing operations before income taxes and equity income.

	Twelve Months Ended
	December 31
(In thousands)	2015	2014	2013
Revenues
Harsco Metals & Minerals	$1,106,162	$1,378,142	$1,358,454
Harsco Infrastructure	—	—	885,377
Harsco Industrial	357,256	412,532	365,972
Harsco Rail	259,674	275,614	286,167
Total Revenues	$1,723,092	$2,066,288	$2,895,970
Operating Income (Loss)
Harsco Metals & Minerals	$26,289	$13,771	$91,781
Harsco Infrastructure	—	—	(257,291)
Harsco Industrial	57,020	64,114	59,110
Harsco Rail	50,896	37,137	26,695
Corporate	(45,669)	(45,735)	(62,938)
Total Operating Income (Loss)	$88,536	$69,287	$(142,643)
Total Assets
Harsco Metals & Minerals	$1,294,759	$1,476,660	$1,599,329
Harsco Infrastructure (a)	—	—	456,316
Harsco Industrial	119,830	127,591	83,946
Harsco Rail	219,753	169,035	159,752
Corporate	436,985	495,941	147,174
Total Assets	$2,071,327	$2,269,227	$2,446,517
Depreciation and Amortization
Harsco Metals & Minerals	$136,579	$159,844	$158,837
Harsco Infrastructure	—	—	58,449
Harsco Industrial	6,266	4,928	3,329
Harsco Rail	6,093	5,591	10,362
Corporate	7,537	5,963	6,064
Total Depreciation and Amortization	$156,475	$176,326	$237,041
Capital Expenditures
Harsco Metals & Minerals	$99,563	$187,665	$172,583
Harsco Infrastructure	—	—	62,889
Harsco Industrial	17,382	9,298	3,936
Harsco Rail	1,957	3,120	3,502
Corporate	4,650	8,776	2,641
Total Capital Expenditures	$123,552	$208,859	$245,551
(a) The total assets of the Harsco Infrastructure Segment at December 31, 2013 represent assets held-for-sale, the value of the equity method investment in Brand, and related net deferred tax assets.

Reconciliation of Segment Operating Income (Loss) to Consolidated Income (Loss) From Continuing Operations Before Income Taxes and Equity Income (Loss):

	Twelve Months Ended
	December 31
(In thousands)	2015	2014	2013
Segment operating income (loss)	$134,205	$115,022	$(79,705)
General Corporate expense	(45,669)	(45,735)	(62,938)
Operating income (loss) from continuing operations	88,536	69,287	(142,643)
Interest income	1,574	1,702	2,087
Interest expense	(46,804)	(47,111)	(49,654)
Change in fair value to the unit adjustment liability	(8,491)	(9,740)	(966)
Income (loss) from continuing operations before income taxes and equity income (loss)	$34,815	$14,138	$(191,176)
Information about Products and Services:

	Revenues from Unaffiliated Customers
	Twelve Months Ended
	December 31
(In thousands)	2015	2014	2013
Key Product and Services Groups
Global expertise in providing on-site services of material logistics, product quality improvement and resource recovery for iron, steel and metals manufacturing; as well as value added environmental solutions for industrial co-products	$1,106,162	$1,378,142	$1,358,454
Engineered scaffolding, concrete forming and shoring, and other access-related services, rentals and sales (a)	—	—	885,377
Railway track maintenance services and equipment	259,674	275,614	286,167
Air-cooled heat exchangers	186,243	226,529	180,738
Industrial grating products	129,869	139,711	142,355
Heat transfer products	41,144	46,292	42,879
Consolidated Revenues	$1,723,092	$2,066,288	$2,895,970
(a) The Engineered scaffolding, concrete forming and shoring, and other access-related services, rentals and sales product group is associated with the Harsco Infrastructure Segment which was disposed of as part of the Infrastructure Transaction. See Note 3, Acquisitions and Dispositions, for additional information on the Infrastructure Transaction.

17. Other Expenses
During 2015, 2014 and 2013, the Company recorded pre-tax other expenses from continuing operations of $30.6 million, $57.8 million and $15.1 million, respectively. The major components of this Consolidated Statements of Operations caption are as follows:

	Other (Income) Expenses
(In thousands)	2015	2014	2013
Net gains	$(10,613)	$(6,718)	$(4,657)
Employee termination benefit costs	14,914	19,120	3,928
Other costs to exit activities	13,451	4,908	5,382
Impaired asset write-downs	8,170	39,455	9,688
Foreign currency gains related to Harsco Rail Segment advances on contracts	(10,940)	—	—
Harsco Metals & Minerals Segment separation costs	9,922	—	—
Subcontractor settlement	4,220	—	—
Other expense	1,449	1,059	769
Total	$30,573	$57,824	$15,110

Net Gains
Net gains result from the sales of redundant properties (primarily land, buildings and related equipment) and non-core assets. In 2015, gains related to assets sold principally in North America and Latin America. In 2014, gains related to assets sold primarily in North America and Latin America. In 2013, gains related to assets sold principally in the U.S. and Western Europe.

	Net Gains
(In thousands)	2015	2014	2013
Harsco Metals & Minerals Segment	$(7,059)	$(3,538)	$(1,043)
Harsco Infrastructure Segment	—	—	(2,864)
Harsco Industrial Segment	(3,554)	(2,077)	(750)
Corporate	—	(1,103)	—
Total	$(10,613)	$(6,718)	$(4,657)
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
The employee termination benefits costs in 2015 related principally to the Harsco Metals & Minerals Segment, including the impact of Project Orion, primarily in Western Europe, North America and Asia Pacific. Additionally, employee termination benefits costs were incurred at Corporate. The employee termination benefits costs in 2014 related primarily to the Harsco Metals & Minerals Segment, including the impact of Project Orion, primarily in Latin America and Western Europe. The employee termination benefit costs in 2013 related primarily to the Harsco Metals & Minerals Segment and were primarily in Latin America, Western Europe, the Middle East and Africa, and North America.

	Employee Termination Benefit Costs
(In thousands)	2015	2014	2013
Harsco Metals & Minerals Segment	$11,454	$18,169	$3,561
Harsco Infrastructure Segment (a)	—	—	(326)
Harsco Rail Segment	145	185	235
Harsco Industrial Segment	561	421	115
Corporate	2,754	345	343
Total	$14,914	$19,120	$3,928
(a) Amounts related to the Harsco Infrastructure Segment during 2013 primarily relate to the finalization of certain accrued amounts associated with the Company's restructuring programs.

Other Costs to Exit Activities
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

In 2015, $13.5 million of exit costs were incurred, principally in the Harsco Metals & Minerals Segment, primarily related to the Middle East, North America, Latin America and Western Europe.
Other costs to exit activities during 2015 include costs associated with the Company's exit of operations in Bahrain. Over the past several years the Company has been in discussions with officials at the Supreme Council for Environment in Bahrain with regard to a processing by-product ("salt cakes") located at Hafeera. During 2015, the Company completed the assessment of options available for processing or removing the salt cakes. As a result, the Company has entered into a service agreement with a third party for processing the salt cakes and recorded a charge of $7.0 million, payable over five to seven years, related to the estimated cost of processing and disposal. The Company's Bahrain operations are operated under a strategic venture for which its strategic venture partner has a 35% minority interest. Accordingly, the net impact of the charge to the Company's net income (loss) attributable to Harsco Corporation was $4.6 million.
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

	Costs to Exit Activities
(In thousands)	2015	2014	2013
Harsco Metals & Minerals Segment	$12,638	$6,395	$2,705
Harsco Infrastructure Segment (a)	—	—	(254)
Corporate	813	(1,487)	2,931
Total	$13,451	$4,908	$5,382
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
In 2015, $8.2 million of impaired asset write-downs were incurred in the Harsco Metals & Minerals Segment mostly in North America, Middle East and Africa and the Asia Pacific region. In 2014, $39.5 million of impaired asset write-downs were incurred, principally in the Harsco Metals & Minerals Segment mostly in Western Europe, the Middle East and Africa and the Asia Pacific region as part of Project Orion. In 2013, $9.7 million of impaired asset write-downs were incurred, principally in the Harsco Rail Segment related to certain contract services assets being written-down to the net realizable value.

	Impaired Asset Write-downs
(In thousands)	2015	2014	2013
Harsco Metals & Minerals Segment	$8,170	$38,791	$689
Harsco Rail Segment	—	590	8,999
Harsco Industrial Segment	—	74	—
Total	$8,170	$39,455	$9,688

Foreign Currency Gains Related to Harsco Rail Segment Advances on Contracts
In January 2015, the Swiss National Bank ended its policy of maintaining a stable exchange rate between the Swiss franc and the euro.  As a result of this change in policy, the Swiss franc experienced significant appreciation against the euro.  During 2015, the Company recognized $10.9 million in foreign currency gains primarily related to converting Swiss franc bank deposits to euros. This gain was associated with advances received for the Harsco Rail Segment's two contracts with the federal railway system of Switzerland.

Harsco Metals & Minerals Segment Separation Costs
The Company has announced its intention to pursue strategic options for the separation of the Harsco Metals & Minerals Segment from the rest of the Company. The Company has incurred $9.9 million of expenses related to the strategic review of this initiative.

Subcontractor Settlement
A subcontractor at the site of a large customer in the Harsco Metals & Minerals Segment had filed arbitration against the Company, claiming that it was owed monetary damages from the Company in connection with its processing certain materials. Additionally, related to this matter, the Company has brought suit against its customer which the Company believed had responsibility for any damages. During 2015, all parties involved reached a binding settlement agreement. The Company recorded a charge of $4.2 million related to its obligations under the settlement agreement.

18. Components of Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss is included on the Consolidated Statements of Stockholders' Equity. The components of Accumulated other comprehensive loss, net of the effect of income taxes, and activity for the years ended December 31, 2015 and 2014 are as follows:

	Components of Accumulated Other Comprehensive Income (Loss) - Net of Tax
(In thousands)	Cumulative Foreign Exchange Translation Adjustments		Effective Portion of Derivatives Designated as Hedging Instruments		Cumulative Unrecognized Actuarial Losses on Pension Obligations		Unrealized Loss on Marketable Securities	Total
Balance at December 31, 2013	$6,110		$(7,023)		$(369,682)		$(20)	$(370,615)
Other comprehensive income (loss) before reclassifications	(39,818)	(a)	(1,961)	(b)	(130,659)	(c)	5	(172,433)
Other comprehensive loss from equity method investee	(8,635)		—		632		—	(8,003)
Amounts reclassified from accumulated other comprehensive loss, net of tax	2,205		4		16,431		—	18,640
Amounts reclassified from accumulated other comprehensive loss in connection with the Infrastructure Transaction (See Note 3, Acquisitions and Dispositions)	(1,447)		—		—		—	(1,447)
Total other comprehensive income (loss)	(47,695)		(1,957)		(113,596)		5	(163,243)
Less: Other comprehensive (income) loss attributable to noncontrolling interests	1,647		(45)		—		—	1,602
Other comprehensive income (loss) attributable to Harsco Corporation	(46,048)		(2,002)		(113,596)		5	(161,641)
Balance at December 31, 2014	$(39,938)		$(9,025)		$(483,278)		$(15)	$(532,256)

	Components of Accumulated Other Comprehensive Income (Loss) - Net of Tax
(In thousands)	Cumulative Foreign Exchange Translation Adjustments		Effective Portion of Derivatives Designated as Hedging Instruments		Cumulative Unrecognized Actuarial Losses on Pension Obligations		Unrealized Loss on Marketable Securities	Total
Balance at December 31, 2014	$(39,938)		$(9,025)		$(483,278)		$(15)	$(532,256)
Other comprehensive income (loss) before reclassifications	(66,305)	(a)	9,796	(b)	72,796	(c)	(16)	16,271
Other comprehensive income (loss) from equity method investee	(21,950)		(1,232)		596		—	(22,586)
Amounts reclassified from accumulated other comprehensive loss, net of tax	—		53		20,190		—	20,243
Total other comprehensive income (loss)	(88,255)		8,617		93,582		(16)	13,928
Less: Other comprehensive loss attributable to noncontrolling interests	2,632		8		—		—	2,640
Other comprehensive income (loss) attributable to Harsco Corporation	(85,623)		8,625		93,582		(16)	16,568
Balance at December 31, 2015	$(125,561)		$(400)		$(389,696)		$(31)	$(515,688)
(a) Principally foreign currency fluctuation.
(b) Net change from periodic revaluations.
(c) Principally changes due to annual actuarial remeasurements.

Amounts reclassified from accumulated other comprehensive loss for the nine months ended December 31, 2015 and 2014 are as follows:

	Year Ended December 31 2015	Year Ended December 31 2014	Affected Caption in the Consolidated Statements of Operations
(In thousands)
Amortization of defined benefit pension items (d):
Actuarial losses	$15,810	$11,556	Selling, general and administrative expenses
Actuarial losses	5,984	5,898	Cost of services and products sold
Prior-service costs	121	103	Selling, general and administrative expenses
Prior-service costs	148	171	Cost of services and products sold
Total before tax	22,063	17,728
Tax benefit	(1,873)	(1,297)
Total reclassification of defined benefit pension items, net of tax	$20,190	$16,431

Amortization of cash flow hedging instruments:
Foreign currency exchange forward contracts	$81	$4	Cost of services and products sold
Tax benefit	(28)	—
Total reclassification of cash flow hedging instruments	$53	$4

Amortization of cumulative foreign exchange translation adjustments:
Foreign exchange translation adjustments, before tax	$—	$2,205	Other expenses
Tax benefit	—	—
Total reclassification of cumulative foreign exchange translation adjustments	$—	$2,205
(d) These accumulated other comprehensive loss components are included in the computation of NPPC. Please refer to Note 10, Employee Benefit Plans, for additional details.

Amounts reclassified from accumulated other comprehensive loss in connection with the asset impairment loss recognized in the Infrastructure Transaction for the years ended December 2014 are as follows:

	Year Ended December 31 2014	Affected Caption in the Consolidated Statements of Operations
(In thousands)
Foreign exchange translation adjustments, before tax	$(1,447)	Loss on disposal of the Harsco Infrastructure Segment and transaction costs
Tax effect	—
Total reclassification of foreign exchange transaction adjustments	$(1,447)

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
Project Orion
Under Project Orion, the Harsco Metals & Minerals Segment made organizational and process improvement changes, which are expected to improve return on capital and deliver a higher and more consistent level of service to customers. These changes include improving several core processes and simplifying the organizational structure. Annual recurring benefits under Project Orion were approximately $36 million at the end of 2015. During the fourth quarter of 2015, Project Orion was expanded with additional targeted workforce and operational savings of $20 million to $25 million; the majority of these benefits are expected to be realized in 2016. The Company incurred $5.1 million in severance and related charges associated with the expansion of Project Orion during the fourth quarter of 2015.

The restructuring accrual for Project Orion at December 31, 2015 and 2014 and the activity for the years ended December 31, 2015 and 2014 were as follows:

(In thousands)	Employee Termination Benefit Costs
Balance January 1, 2014	$—
Expense incurred	11,992
Other adjustments	1,190
Cash expenditures	(5,331)
Foreign currency translation	(183)
Balance, December 31, 2014	$7,668
Expense incurred	5,070
Other adjustments	(1,003)
Cash expenditures	(5,854)
Foreign currency translation	(74)
Balance, December 31, 2015	$5,807

The remaining accrual related to Project Orion is expected to be paid through the first half of 2016.
Prior Restructuring Programs
The remaining accrual for restructuring programs was $2.0 million and $2.4 million at December 31, 2015 and 2014, respectively. The remaining accrual relates primarily to exit activity costs for lease terminations expected to be paid over the remaining life of the leases.

Two-Year Summary of Quarterly Results (Unaudited)
(In millions, except per share amounts)

	2015 (a)
Quarterly	First	Second	Third	Fourth
Revenues	$451.6	$455.7	$428.3	$387.4
Gross profit (b)	90.5	95.3	91.7	89.2
Net income (loss) attributable to Harsco Corporation	15.3	6.6	(8.7)	(7.0)
Basic earnings (loss) per share attributable to Harsco Corporation common stockholders:
Continuing operations	$0.20	$0.08	$(0.10)	$(0.08)
Discontinued operations (c)	(0.01)	—	(0.01)	(0.01)
Basic earnings (loss) per share attributable to Harsco Corporation common stockholders	$0.19	$0.08	$(0.11)	$(0.09)
Diluted earnings (loss) per share attributable to Harsco Corporation common stockholders:
Continuing operations	$0.20	$0.08	$(0.10)	$(0.08)
Discontinued operations (c)	(0.01)	—	(0.01)	(0.01)
Diluted earnings (loss) per share attributable to Harsco Corporation common stockholders	$0.19	$0.08	$(0.11)	$(0.09)

	2014 (a)
Quarterly	First	Second	Third		Fourth
Revenues	$512.5	$535.3	$526.4		$492.1
Gross profit (b)	102.7	118.2	117.6		83.9
Net income (loss) attributable to Harsco Corporation	10.2	(12.6)	24.6		(44.4)
Basic earnings (loss) per share attributable to Harsco Corporation common stockholders:
Continuing operations	$0.13	$(0.17)	$0.31		$(0.55)
Discontinued operations (c)	—	0.01	—		—
Basic earnings (loss) per share attributable to Harsco Corporation common stockholders	$0.13	$(0.16)	$0.30	(d)	$(0.55)
Diluted earnings (loss) per share attributable to Harsco Corporation common stockholders:
Continuing operations	$0.13	$(0.17)	$0.31		$(0.55)
Discontinued operations (c)	—	0.01	—		—
Diluted earnings (loss) per share attributable to Harsco Corporation common stockholders	$0.13	$(0.16)	$0.30	(d)	$(0.55)

(a)	Sum of the quarters may not equal the total year due to rounding.

(b)	Gross profit is defined as Revenues less costs and expenses associated directly with or allocated to products sold or services rendered.

(c)	Discontinued operations related principally to the Gas Technologies Segment which was sold in the fourth quarter of 2007.

(d)	Does not total due to rounding.

Common Stock Price and Dividend Information
(Unaudited)

	Market Price Per Share		Dividends Declared Per Share
	High	Low
2015
First quarter	$19.12	$14.50	$0.205
Second quarter	17.80	15.31	0.205
Third quarter	18.00	8.71	0.205
Fourth quarter	12.54	7.69	0.051

2014
First quarter	$28.19	$21.16	$0.205
Second quarter	27.77	22.43	0.205
Third quarter	27.56	19.26	0.205
Fourth quarter	21.81	16.48	0.205

Item 9.    Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

Item 9A.    Controls and Procedures.
Based on the evaluation required by Securities Exchange Act Rules 13a-15(b) and 15d-15(b), the Company's management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of disclosure controls and procedures, as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e), at December 31, 2015. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective at December 31, 2015. There were no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting during the fourth quarter of 2015.
Management's Report on Internal Controls Over Financial Reporting is included in Part II, Item 8, "Financial Statements and Supplementary Data." The effectiveness of the Company's internal control over financial reporting at December 31, 2015 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in the Report of Independent Registered Public Accounting Firm appearing in Part II, Item 8, "Financial Statements and Supplementary Data."

Item 9B.    Other Information.
None.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance.
The information regarding executive officers of the Company required by this Item is set forth as a Supplementary Item, titled "Executive Officers of the Registrant," at the end of Part I of this Annual Report on Form 10-K (pursuant to Instruction 3 to Item 401(b) of Regulation S-K) and is incorporated herein by reference. The other information required by this Item is incorporated herein by reference from the disclosures that will be included under the sections entitled "Corporate Governance," "Proposal 1: Election of Directors - Nominees for Director," "Meetings and Committees of the Board," "Report of the Audit Committee" and "Section 16(a) Beneficial Ownership Reporting Compliance" of the Company's Definitive Proxy Statement for its 2016 Annual Meeting of Stockholders (the "2016 Proxy Statement"), which will be filed pursuant to SEC Regulation 14A not later than 120 days after the end of the Company's fiscal year ended December 31, 2015.
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

Item 11.    Executive Compensation.
The information regarding compensation of executive officers and directors required by this Item is incorporated herein by reference from the disclosures that will be included under the sections entitled "Compensation Discussion and Analysis - Executive Summary," "Discussion and Analysis of 2015 Compensation" and "Non-Employee Director Compensation" of the 2016 Proxy Statement. The other information required by this Item is incorporated herein by reference from the disclosures that will be included under the sections entitled "Compensation Committee Interlocks and Insider Participation" and "Compensation Committee Report" of the 2016 Proxy Statement.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information regarding security ownership of certain beneficial owners and management required by this Item is incorporated herein by reference from the disclosures that will be included under the section entitled "Share Ownership of Directors, Management and Certain Beneficial Owners" of the 2016 Proxy Statement.
Equity compensation plan information is incorporated herein by reference from the disclosures that will be included under the section entitled "Equity Compensation Plan Information (As of December 31, 2015)" of the 2016 Proxy Statement.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.
The information regarding certain relationships and related transactions required by this Item is incorporated herein by reference from the disclosures that will be included under the section entitled "Transactions with Related Persons" of the 2016 Proxy Statement. The information regarding director independence required by this Item is incorporated herein by reference from the disclosures that will be included under the section entitled "Corporate Governance" of the 2016 Proxy Statement.

Item 14.    Principal Accounting Fees and Services.
The information regarding principal accounting fees and services required by this Item is incorporated herein by reference from the disclosures that will be included under the sections entitled "Report of the Audit Committee" and "Fees Billed by the Independent Auditors for Audit and Non-Audit Services" of the 2016 Proxy Statement.

PART IV
Item 15.    Exhibits, Financial Statement Schedules.

(a)	1. The Index to Consolidated Financial Statements and Supplementary Data is located under Part II, Item 8, "Financial Statements and Supplementary Data."

Page
Index to Consolidated Financial Statements and Supplementary Data	41

2. The following financial statement schedule should be read in conjunction with the Consolidated Financial Statements under Part II, Item 8, "Financial Statements and Supplementary Data":

Page
Schedule II—Valuation and Qualifying Accounts for the years 2015, 2014 and 2013	98
Financial statement schedules other than that listed above are omitted because the required information is not applicable, or because the information required is included in the consolidated financial statements.

SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS
Continuing Operations
(In thousands)

COLUMN A	COLUMN B	COLUMN C	COLUMN D			COLUMN E
		Additions	Additions (Deductions)
Description	Balance at Beginning of Period	Charged to Cost and Expenses	Due to Currency Translation Adjustments	Other		Balance at End of Period
For the year 2015:
Allowance for Doubtful Accounts	$15,119	$13,047	$(1,585)	$(932)		$25,649
Deferred Tax Assets—Valuation Allowance	$131,422	$13,175	$(11,519)	$(22,398)	(a)	$110,680
For the year 2014:
Allowance for Doubtful Accounts	$6,638	$9,892	$(969)	$(442)		$15,119
Deferred Tax Assets—Valuation Allowance	$127,164	$24,332	$(9,254)	$(10,820)		$131,422
For the year 2013:
Allowance for Doubtful Accounts	$17,253	$10,175	$(191)	$(20,599)	(b)	$6,638
Deferred Tax Assets—Valuation Allowance	$126,078	$4,618	$(5,769)	$2,237		$127,164

(a)	Includes a decrease of $16.1 million related to current year pension adjustments recorded through Accumulated other comprehensive loss and a $6.3 million decrease related to a U.K. tax rate change.

(b)
Includes principally the decrease in the allowance for doubtful accounts since December 31, 2012 related to the consummation of the Infrastructure Transaction and utilization of previously reserved amounts.

Listing of Exhibits Filed with Form 10-K

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
3(c)
Certificate of Amendment to the Restated Certificate of Incorporation, dated April 29, 2015 (incorporated by reference to the Company's Current Report on Form 8-K/A dated May 22, 2015, Commission File Number 001-03970).

3(d)	By-laws, as amended October 28, 2014 (incorporated by reference to the Company's Current Report on Form 8-K dated October 28, 2014, Commission File Number 001-03970).
4(a)	Preferred Stock Purchase Rights Agreement (incorporated by reference to Registration Statement on Form 8-A dated October 2, 1987, Commission File Number 001-03970).
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

10(a)(iii)
Amendment No. 2, dated December 20, 2013, to the Amended and Restated Five-Year Credit Agreement, dated March 2, 2012, among Harsco Corporation, the lenders named therein, Citibank, N.A., as administrative agent, RBS Securities Inc., as syndication agent, and the Bank of Tokyo-Mitsubishi UFJ, Ltd., HSBC Bank USA, National Association, ING Bank N.V., Dublin Branch, JPMorgan Chase Bank, N.A. and Lloyds TSB Bank PLC, as documentation agents (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2014, Commission File Number 001-03970).

10(a)(iv)
Amendment No. 3, dated as of March 27, 2015, to the Amended and Restated Five-Year Credit Agreement among Harsco Corporation, a Delaware corporation, as Borrower, the Lenders party thereto and Citibank, N.A., as Administrative Agent (incorporated by reference to the Company's Current Report on Form 8-K filed April 1, 2015, Commission File Number 001-03970).

10(a)(v)
Amendment and Restatement Agreement, dated as of December 2, 2015, among Harsco Corporation, the subsidiaries of the Company party thereto, Citibank N.A., as administrative agent, the other agents party thereto and the lenders party thereto including Second Amended and Restated Credit Agreement, dated as of December 2, 2015, among Harsco Corporation, the lenders named therein, Citibank, N.A. and Royal Bank of Canada, as issuing lenders, and Citibank N.A., as administrative agent and as collateral agent (incorporated by reference to the Company's Current Report on Form 8-K dated December 4, 2015, Commission File No. 001-03970).

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
10(jj)
Separation Agreement and General Release, dated May 11, 2015, between Harsco Corporation and A. Verona Dorch (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2015, Commission File Number 001-03970).

10(kk)
Separation Agreement and General Release, dated August 5, 2015, between Harsco Corporation and Richard E. Lundgren, Jr. (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2015).

10(ll)
Form of Performance Share Units Agreement (effective for grants on or after April 28, 2015) (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2015, Commission File Number 001-03970).

10(mm)
Form of Restricted Stock Units Agreement (effective for grants on or after April 28, 2015) (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2015, Commission File Number 001-03970).

10(nn)
Form of Stock Appreciation Rights Agreement (effective for grants on or after April 28, 2015) (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2015, Commission File Number 001-03970).

Director Indemnity Agreements
10(oo)(i)	K. G. Eddy (incorporated by reference to the Company's Current Report on Form 8-K dated August 27, 2004, Commission File Number 001-03970).
10(oo)(ii)	T. D. Growcock (incorporated by reference to the Company's Current Report on Form 8-K dated August 27, 2004, same as shown for K. G. Eddy, Commission File Number 001-03970).
10(oo)(iii)	H. W. Knueppel (incorporated by reference to the Company's Current Report on Form 8-K dated August 27, 2004, same as shown for K. G. Eddy, Commission File Number 001-03970).
10(oo)(iv)	S. E. Graham (incorporated by reference to the Company's Current Report on Form 8-K dated August 27, 2004, same as shown for K. G. Eddy, Commission File Number 001-03970).
10(oo)(v)	D. C. Everitt (incorporated by reference to the Company's Current Report on Form 8-K dated August 27, 2004, same as shown for K. G. Eddy, Commission File Number 001-03970).
10(oo)(vi)	J. M. Loree (incorporated by reference to the Company's Current Report on Form 8-K dated August 27, 2004, same as shown for K. G. Eddy, Commission File Number 001-03970).
10(oo)(vii)	J. F. Earl (incorporated by reference to the Company's Current Report on Form 8-K dated August 27, 2004, same as shown for K. G. Eddy, Commission File Number 001-03970).
10(oo)(viii)	E. La Roche (incorporated by reference to the Company's Current Report on Form 8-K dated August 27, 2004, same as shown for K. G. Eddy, Commission File Number 001-03970).
10(oo)(ix)	P. C. Widman (incorporated by reference to the Company's Current Report on Form 8-K dated August 27, 2004, same as shown for K. G. Eddy, Commission File Number 001-03970).
12	Computation of Ratios of Earnings to Fixed Charges.
21	Subsidiaries of the Registrant.
23	Consent of Independent Registered Public Accounting Firm.
31.1	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).
31.2	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).
32	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer).
101
The following financial statements from Harsco Corporation's Annual Report on Form 10-K for the year ended December 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Cash Flows; (iv) the Consolidated Statements of Changes in Equity; (v) the Consolidated Statements of Comprehensive Income (Loss) and (vi) the Notes to Consolidated Financial Statements.

Exhibits other than those listed above are omitted for the reason that they are either not applicable or not material.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HARSCO CORPORATION (Registrant)
DATE	February 26, 2016	/s/ PETER F. MINAN
Peter F. Minan Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date
/s/ F. NICHOLAS GRASBERGER, III	President, Chief Executive Officer and Director (Principal Executive Officer)	February 26, 2016
F. Nicholas Grasberger, III
/s/ PETER F. MINAN	Chief Financial Officer (Principal Financial and Accounting Officer)	February 26, 2016
Peter F. Minan
/s/ DAVID C. EVERITT	Non-Executive Chairman and Director	February 26, 2016
David C. Everitt
/s/ JAMES F. EARL	Director	February 26, 2016
James F. Earl
/s/ KATHY G. EDDY	Director	February 26, 2016
Kathy G. Eddy
/s/ STUART E. GRAHAM	Director	February 26, 2016
Stuart E. Graham
/s/ TERRY D. GROWCOCK	Director	February 26, 2016
Terry D. Growcock
/s/ HENRY W. KNUEPPEL	Director	February 26, 2016
Henry W. Knueppel
/s/ ELAINE LA ROCHE	Director	February 26, 2016
Elaine La Roche
/s/ JAMES M. LOREE	Director	February 26, 2016
James M. Loree
/s/ PHILLIP C. WIDMAN	Director	February 26, 2016
Phillip C. Widman