Form 10-Q
period 2016-03-31
HARSCO CORP
filed 2016-05-04
CIK 45876

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2016
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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐  NO ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 29, 2016
Common stock, par value $1.25 per share	80,097,958

HARSCO CORPORATION
FORM 10-Q

PART I — FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

HARSCO CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands)	March 31 2016	December 31 2015
ASSETS
Current assets:
Cash and cash equivalents	$70,405	$79,756
Trade accounts receivable, net	252,660	254,877
Other receivables	19,458	30,395
Inventories	233,335	216,967
Other current assets	75,537	82,527
Total current assets	651,395	664,522
Investments	230,003	252,609
Property, plant and equipment, net	555,786	564,035
Goodwill	402,659	400,367
Intangible assets, net	50,573	53,043
Other assets	115,116	126,621
Total assets	$2,005,532	$2,061,197
LIABILITIES
Current liabilities:
Short-term borrowings	$61,314	$30,229
Current maturities of long-term debt	28,238	25,084
Accounts payable	119,616	136,018
Accrued compensation	36,122	38,899
Income taxes payable	4,919	4,408
Dividends payable	—	4,105
Insurance liabilities	12,181	11,420
Advances on contracts	101,974	107,250
Due to unconsolidated affiliate	7,694	7,733
Unit adjustment liability	5,841	22,320
Other current liabilities	126,552	118,657
Total current liabilities	504,451	506,123
Long-term debt	798,478	845,621
Deferred income taxes	13,825	12,095
Insurance liabilities	29,874	30,400
Retirement plan liabilities	225,340	241,972
Due to unconsolidated affiliate	13,906	13,674
Unit adjustment liability	56,861	57,614
Other liabilities	40,464	42,895
Total liabilities	1,683,199	1,750,394
COMMITMENTS AND CONTINGENCIES
HARSCO CORPORATION STOCKHOLDERS’ EQUITY
Preferred stock	—	—
Common stock	140,503	140,503
Additional paid-in capital	172,174	170,699
Accumulated other comprehensive loss	(496,312)	(515,688)
Retained earnings	1,225,486	1,236,355
Treasury stock	(760,299)	(760,299)
Total Harsco Corporation stockholders’ equity	281,552	271,570
Noncontrolling interests	40,781	39,233
Total equity	322,333	310,803
Total liabilities and equity	$2,005,532	$2,061,197

See accompanying notes to unaudited condensed consolidated financial statements.

HARSCO CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended
	March 31
(In thousands, except per share amounts)	2016		2015
Revenues from continuing operations:
Service revenues	$225,494		$287,428
Product revenues	127,787		164,151
Total revenues	353,281		451,579
Costs and expenses from continuing operations:
Cost of services sold	189,817		245,861
Cost of products sold	93,244		115,221
Selling, general and administrative expenses	50,784		63,902
Research and development expenses	882		919
Other (income) expenses	9,123		(13,205)
Total costs and expenses	343,850		412,698
Operating income from continuing operations	9,431		38,881
Interest income	535		256
Interest expense	(12,363)		(11,884)
Change in fair value to the unit adjustment liability and loss on dilution of equity method investment	(12,217)		(2,245)
Income (loss) from continuing operations before income taxes and equity income	(14,614)		25,008
Income tax benefit (expense)	2,166		(12,855)
Equity in income of unconsolidated entities, net	3,175		4,083
Income (loss) from continuing operations	(9,273)		16,236
Discontinued operations:
Loss on disposal of discontinued business	(506)		(646)
Income tax benefit related to discontinued business	187		239
Loss from discontinued operations	(319)		(407)
Net income (loss)	(9,592)		15,829
Less: Net income attributable to noncontrolling interests	(1,277)		(565)
Net income (loss) attributable to Harsco Corporation	$(10,869)		$15,264
Amounts attributable to Harsco Corporation common stockholders:
Income (loss) from continuing operations, net of tax	$(10,550)		$15,671
Loss from discontinued operations, net of tax	(319)		(407)
Net income (loss) attributable to Harsco Corporation common stockholders	$(10,869)		$15,264

Weighted-average shares of common stock outstanding	80,238		80,240
Basic earnings (loss) per common share attributable to Harsco Corporation common stockholders:
Continuing operations	$(0.13)		$0.20
Discontinued operations	—		(0.01)
Basic earnings (loss) per share attributable to Harsco Corporation common stockholders	$(0.14)	(a)	$0.19

Diluted weighted-average shares of common stock outstanding	80,238		80,352
Diluted earnings (loss) per common share attributable to Harsco Corporation common stockholders:
Continuing operations	$(0.13)		$0.20
Discontinued operations	—		(0.01)
Diluted earnings (loss) per share attributable to Harsco Corporation common stockholders	$(0.14)	(a)	$0.19

Cash dividends declared per common share	$—		$0.205
(a) Does not total due to rounding.

See accompanying notes to unaudited condensed consolidated financial statements.

HARSCO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended
	March 31
(In thousands)	2016	2015
Net income (loss)	$(9,592)	$15,829
Other comprehensive income:
Foreign currency translation adjustments, net of deferred income taxes of $(3,577) and $(1,650) in 2016 and 2015, respectively	11,621	(28,842)
Net gain (loss) on cash flow hedging instruments, net of deferred income taxes of $14 and $(1,522) in 2016 and 2015, respectively	(2,407)	7,574
Pension liability adjustments, net of deferred income taxes of $(1,574) and $(3,091) in 2016 and 2015, respectively	10,440	25,293
Unrealized loss on marketable securities, net of deferred income taxes of $4 in both 2016 and 2015	(7)	(8)
Total other comprehensive income	19,647	4,017
Total comprehensive income	10,055	19,846
Less: Comprehensive (income) loss attributable to noncontrolling interests	(1,548)	199
Comprehensive income attributable to Harsco Corporation	$8,507	$20,045

See accompanying notes to unaudited condensed consolidated financial statements.

HARSCO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
	March 31
(In thousands)	2016	2015
Cash flows from operating activities:
Net income (loss)	$(9,592)	$15,829
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation	33,081	36,654
Amortization	2,964	3,237
Change in fair value to the unit adjustment liability and loss on dilution of equity method investment	12,217	2,245
Deferred income tax expense	(567)	2,629
Equity in income of unconsolidated entities, net	(3,175)	(4,083)
Dividends from unconsolidated entities	16	—
Other, net	(9,875)	(9,612)
Changes in assets and liabilities:
Accounts receivable	15,952	(20,151)
Inventories	(12,408)	(19,496)
Accounts payable	(15,851)	5,775
Accrued interest payable	6,668	6,828
Accrued compensation	(3,777)	(9,019)
Advances on contracts	(8,995)	8,693
Harsco 2011/2012 Restructuring Program accrual	—	(188)
Other assets and liabilities	(9,633)	(8,868)
Net cash provided (used) by operating activities	(2,975)	10,473

Cash flows from investing activities:
Purchases of property, plant and equipment	(16,951)	(31,630)
Proceeds from sales of assets	2,819	6,781
Purchases of businesses, net of cash acquired	(26)	(6,828)
Payment of unit adjustment liability	—	(5,580)
Other investing activities, net	5,427	2,360
Net cash used by investing activities	(8,731)	(34,897)

Cash flows from financing activities:
Short-term borrowings, net	(366)	4,898
Current maturities and long-term debt:
Additions	29,010	52,039
Reductions	(42,921)	(5,147)
Cash dividends paid on common stock	(4,105)	(16,443)
Common stock acquired for treasury	—	(12,143)
Proceeds from cross-currency interest rate swap termination	16,625	—
Deferred financing costs	(894)	(2,049)
Net cash provided (used) by financing activities	(2,651)	21,155

Effect of exchange rate changes on cash	5,006	6,975
Net increase (decrease) in cash and cash equivalents	(9,351)	3,706
Cash and cash equivalents at beginning of period	79,756	62,843
Cash and cash equivalents at end of period	$70,405	$66,549

See accompanying notes to unaudited condensed consolidated financial statements.

HARSCO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (Unaudited)

	Harsco Corporation Stockholders’ Equity
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests
(In thousands, except share amounts)	Issued	Treasury					Total
Balances, January 1, 2015	$140,444	$(749,815)	$165,666	$1,283,549	$(532,256)	$44,322	$351,910
Net income				15,264		565	15,829
Cash dividends declared:
Common				(16,348)			(16,348)
Total other comprehensive income (loss), net of deferred income taxes of $(6,259)					4,781	(764)	4,017
Contributions from noncontrolling interests						2,100	2,100
Vesting of restricted stock units and other stock grants, net 23,962 shares	45	(192)	(81)				(228)
Treasury shares repurchased, 596,632 shares		(10,220)					(10,220)
Amortization of unearned portion of stock-based compensation, net of forfeitures			761				761
Balances, March 31, 2015	$140,489	$(760,227)	$166,346	$1,282,465	$(527,475)	$46,223	$347,821

	Harsco Corporation Stockholders’ Equity
(In thousands)	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests
	Issued	Treasury					Total
Balances, January 1, 2016	$140,503	$(760,299)	$170,699	$1,236,355	$(515,688)	$39,233	$310,803
Net income (loss)				(10,869)		1,277	(9,592)
Total other comprehensive income, net of deferred income taxes of $(5,133)					19,376	271	19,647
Amortization of unearned portion of stock-based compensation, net of forfeitures			1,475				1,475
Balances, March 31, 2016	$140,503	$(760,299)	$172,174	$1,225,486	$(496,312)	$40,781	$322,333

See accompanying notes to unaudited condensed consolidated financial statements.

HARSCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.     Basis of Presentation
Harsco Corporation (the “Company”) has prepared these unaudited condensed consolidated financial statements based on Securities and Exchange Commission rules that permit reduced disclosure for interim periods.  In the opinion of management, all adjustments (all of which are of a normal recurring nature) that are necessary for a fair statement are reflected in the unaudited condensed consolidated financial statements.  The December 31, 2015 Condensed Consolidated Balance Sheet information contained in this Quarterly Report on Form 10-Q was derived from the 2015 audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the U.S. (“U.S. GAAP”) for an annual report.  The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements, including the notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.
Operating results and cash flows for the three months ended March 31, 2016 are not indicative of the results that may be expected for the year ending December 31, 2016.
Reclassifications
Certain reclassifications have been made to prior year amounts to conform with current year classifications.

2.     Recently Adopted and Recently Issued Accounting Standards
The following accounting standards have been adopted in 2016:
On January 1, 2016, the Company adopted changes issued by the Financial Accounting Standards Board ("FASB") related to reporting extraordinary and unusual items. The changes simplified income statement presentation by eliminating the concept of extraordinary items. The changes became effective for the Company on January 1, 2016. The adoption of these changes did not have an impact on the Company's condensed consolidated financial statements.
On January 1, 2016, the Company adopted changes issued by the FASB related to consolidation. The changes updated consolidation analysis and affected reporting entities that are required to evaluate whether they should consolidate certain legal entities. The changes became effective for the Company on January 1, 2016. The adoption of these changes did not have a material impact on the Company's condensed consolidated financial statements.
On January 1, 2016, the Company adopted changes issued by the FASB related to simplifying the presentation of debt issuance costs. The changes required that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct reduction from the carrying amount of that debt liability. In August 2015, the FASB added guidance about the presentation and subsequent measurement of debt issuance costs associated with line-of-credit arrangements. The changes became effective for the Company on January 1, 2016. The adoption of these changes resulted in the reclassification of approximately $10 million in deferred financing costs from Other assets to Long-term debt on the Company's consolidated balance sheets for all periods presented.
On January 1, 2016, the Company adopted changes issued by the FASB related to the determination of whether a cloud computing arrangement includes a software license. If a cloud computing arrangement is determined to include a software license, then the customer accounts for the software license element consistent with the acquisition of other software licenses. If the arrangement is determined not to contain a software license, the customer should account for the arrangement as a service contract. The changes became effective for the Company on January 1, 2016. The adoption of these changes did not have a material impact on the Company's condensed consolidated financial statements.
On January 1, 2016, the Company adopted changes issued by the FASB simplifying the accounting for measurement period adjustments for business combinations. The changes resulted in an acquirer no longer being required to retrospectively reflect adjustments to provisional amounts during the measurement period as if they were recognized as of the acquisition date. Instead the acquirer would record the effect of the change to the provisional amounts during the measurement period in which the adjustment is identified. The changes also required additional disclosure related to such measurement period adjustments. The changes became effective for the Company on January 1, 2016. The adoption of these changes did not have an impact on the Company's condensed consolidated financial statements; however in the future will have an effect on how the Company reports adjustments to provisional amounts during the measurement period.

The following accounting standards have been issued and become effective for the Company at a future date:
In May 2014, the FASB issued changes related to the recognition of revenue from contracts with customers. The changes clarify the principles for recognizing revenue and develop a common revenue standard. The core principle of the changes is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The changes also require additional disclosures related to revenue recognition. In July 2015, the FASB deferred the effective date of these changes by one year, but will permit entities to adopt one year earlier. In March 2016, the FASB amended and clarified certain matters related to principal-versus-agent considerations. The changes become effective for the Company on January 1, 2018. Management is currently evaluating these changes.
In August 2014, the FASB issued changes related to management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The changes become effective for the Company for the annual period ending December 31, 2016 and interim periods thereafter. Management has evaluated these changes and does not expect these changes will have a material impact on the Company's condensed consolidated financial statements.
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
In November 2015, the FASB issued changes that require deferred tax assets and liabilities to be classified as noncurrent in a classified statement of financial position. The changes apply to all entities that present a classified statement of financial position. The current requirement that deferred tax assets and liabilities of a tax-paying component of an entity be offset and presented as a single amount is not affected. The changes become effective for the Company on January 1, 2017. Had these changes been adopted, the Company's working capital would have decreased by approximately $41 million and $38 million at March 31, 2016 and December 31, 2015, respectively.
In February 2016, the FASB issued changes in accounting for leases. The changes introduce a lessee model that brings most leases on the balance sheet. The changes also align many of the underlying principles of the new lessor model with those in the FASB’s new revenue recognition standard. Furthermore, the changes address other concerns related to the current leases model such as eliminating the requirement in current guidance for an entity to use bright-line tests in determining lease classification. The changes also require lessors to increase the transparency of their exposure to changes in value of their residual assets and how they manage that exposure. The changes become effective for the Company on January 1, 2019. The Company is currently evaluating the impact of these changes on its consolidated financial statements.

In March 2016, the FASB issued changes related to the simplification of several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The changes become effective for the Company on January 1, 2017. The Company is currently evaluating the impact of these changes on its consolidated financial statements.

3.    Accounts Receivable and Inventories
Accounts receivable consist of the following:

(In thousands)	March 31 2016	December 31 2015
Trade accounts receivable	$268,716	$280,526
Less: Allowance for doubtful accounts	(16,056)	(25,649)
Trade accounts receivable, net	$252,660	$254,877

Other receivables (a)	$19,458	$30,395
(a) Other receivables include insurance claim receivables, employee receivables, tax claim receivables, receivables from affiliates and other miscellaneous receivables not included in Trade accounts receivable, net.

The decrease in Allowance for doubtful accounts in 2016 is due to the write-off of previously reserved accounts receivable balances.
The provision for doubtful accounts related to trade accounts receivable was as follows:

	Three Months Ended
	March 31
(In thousands)	2016	2015
Provision for doubtful accounts related to trade accounts receivable	$(146)	$196
Inventories consist of the following:

(In thousands)	March 31 2016	December 31 2015
Finished goods	$35,694	$32,586
Work-in-process	98,500	86,745
Raw materials and purchased parts	73,215	70,755
Stores and supplies	25,926	26,881
Inventories	$233,335	$216,967

4. Equity Method Investments

In November 2013, the Company sold the Company's Harsco Infrastructure Segment into a strategic venture with Clayton, Dubilier & Rice ("CD&R") as part of a transaction that combined the Harsco Infrastructure Segment with Brand Energy & Infrastructure Services, Inc., which CD&R simultaneously acquired (the "Infrastructure Transaction"). As a result of the Infrastructure Transaction, the Company retained an equity interest in Brand Energy & Infrastructure Service, Inc. and Subsidiaries ("Brand" or the "Infrastructure strategic venture") which is accounted for as an equity method investment in accordance with U.S. GAAP.

As part of the Infrastructure Transaction, the Company is required to make a quarterly payment to the Company's partner in the Infrastructure strategic venture, either (at the Company's election) (i) in cash, with total payments to equal approximately $22 million per year on a pre-tax basis (approximately $15 million per year after-tax), or (ii) in kind, through the transfer of approximately 3% of the Company's ownership interest in the Infrastructure strategic venture on an annual basis (the "unit adjustment liability"). The Company will recognize the change in fair value to the unit adjustment liability each period until the Company is no longer required to make these payments or chooses not to make these payments. The change in fair value to the unit adjustment liability is a non-cash expense.

In March 2016, the Company elected not to make the quarterly cash payments to the Company's partner in the Infrastructure strategic venture for the remainder of 2016. Instead, the Company will transfer approximately 3% of its ownership interest in satisfaction of the Company's 2016 obligation related to the unit adjustment liability. As a result of not making the quarterly cash payments for 2016, the Company's ownership interest in the Infrastructure strategic venture decreased to approximately 26% at March 31, 2016 compared to approximately 29% at December 31, 2015, and the value of the unit adjustment liability was updated to reflect this change. Accordingly, the book value of the Company's equity method investment in Brand decreased by $29.4 million and the unit adjustment liability decreased by $19.1 million. The resulting net loss of $10.3 million was recognized in the Condensed Consolidated Statement of Operations caption Change in fair value to the unit adjustment liability and loss on dilution of equity method investment. This net loss is non-cash expense.

For the three months ended March 31, 2016 and 2015, the Company recognized $1.9 million and $2.2 million, respectively, of change in fair value to the unit adjustment liability, exclusive of the fair value adjustment resulting from the decision not to make the quarterly payments in 2016, in the Condensed Consolidated Statement of Operations caption Change in fair value to the unit adjustment liability and loss on dilution of equity method investment. The Condensed Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015 include balances related to the unit adjustment liability of $62.7 million and $79.9 million, respectively, in the current and non-current captions, Unit adjustment liability. A reconciliation of beginning and ending balances related to the unit adjustment liability is included in Note 11, Derivative Instruments, Hedging Activities and Fair Value.

The Company will continue to evaluate whether to make payments in cash or in kind in 2017 and beyond based upon performance of the Infrastructure strategic venture and the Company's liquidity and capital resources. Should the Company decide not to make additional cash payments in 2017 and beyond, the value of both the equity method investment in Brand and the related unit adjustment liability may be further impacted, and the change may be reflected in earnings in that period.

The book value of the Company's equity method investment in Brand at March 31, 2016 and December 31, 2015 was $227.8 million and $250.1 million, respectively. The Company records the Company's proportionate share of Brand's net income or loss one quarter in arrears.

Brand's results of operations for the three months ended December 31, 2015 and 2014 are summarized as follows:

(In thousands)	Three Months Ended December 31 2015	Three Months Ended December 31 2014
Net revenues	$800,752	$804,199
Gross profit	180,577	197,241
Net income attributable to Brand Energy & Infrastructure Services, Inc. and Subsidiaries	11,060	14,217

Harsco's equity in income of Brand	3,175	4,083

Balances related to transactions between the Company and Brand are as follows:

(In thousands)	March 31 2016	December 31 2015
Balances due from Brand	$1,942	$1,557
Balances due to Brand	21,600	21,407

The remaining balances between the Company and Brand, at March 31, 2016, relate primarily to transition services and the funding of certain transferred defined benefit pension plan obligations through 2018. There is not expected to be any significant level of revenue or expense between the Company and Brand on an ongoing basis once all aspects of the Infrastructure Transaction have been finalized.

5.     Property, Plant and Equipment
Property, plant and equipment consists of the following:

(In thousands)	March 31 2016	December 31 2015
Land	$11,205	$10,932
Land improvements	15,314	15,277
Buildings and improvements	191,286	191,356
Machinery and equipment	1,688,499	1,661,914
Construction in progress	37,359	36,990
Gross property, plant and equipment	1,943,663	1,916,469
Less: Accumulated depreciation	(1,387,877)	(1,352,434)
Property, plant and equipment, net	$555,786	$564,035

6.     Goodwill and Other Intangible Assets
The following table reflects the changes in carrying amounts of goodwill by segment for the three months ended March 31, 2016:

(In thousands)	Harsco Metals & Minerals Segment	Harsco Industrial Segment	Harsco Rail Segment	Consolidated Totals
Balance at December 31, 2015	$380,761	$6,806	$12,800	$400,367
Changes to goodwill	—	33	226	259
Foreign currency translation	2,033	—	—	2,033
Balance at March 31, 2016	$382,794	$6,839	$13,026	$402,659

The Company’s 2015 annual goodwill impairment testing did not result in any impairment of the Company’s goodwill. The fair value of the Harsco Metals & Minerals Segment exceeded the carrying value by approximately 15%.  The Company tests for goodwill impairment annually or more frequently if indicators of impairment exist, or if a decision is made to dispose of a business.  The Company performs the annual goodwill impairment test as of October 1 and monitors for triggering events on an ongoing basis.  The Company determined that, as of March 31, 2016, no interim goodwill impairment testing was necessary.  There can be no assurance that the Company’s annual goodwill impairment testing will not result in a charge to earnings. Should the Company’s analysis indicate further degradation in the overall markets served by the Harsco Metals & Minerals Segment, impairment losses for associated assets could be required. Any impairment could result in the write-down of the carrying value of goodwill to its implied fair value.
Intangible assets included in the captions, Other current assets and Intangible assets, net, on the Condensed Consolidated Balance Sheets consist of the following:

	March 31, 2016		December 31, 2015
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer related	$153,667	$113,175	$153,287	$111,227
Non-compete agreements	1,098	1,098	1,092	1,092
Patents	5,876	5,530	5,882	5,495
Technology related	25,895	24,060	25,559	23,089
Trade names	8,310	4,303	8,303	4,194
Other	8,768	4,875	8,701	4,669
Total	$203,614	$153,041	$202,824	$149,766

Amortization expense for intangible assets was as follows:

	Three Months Ended
	March 31
(In thousands)	2016	2015
Amortization expense for intangible assets	$2,105	$2,137

The estimated amortization expense for the next five fiscal years based on current intangible assets is as follows:

(In thousands)	2016	2017	2018	2019	2020
Estimated amortization expense (a)	$8,000	$5,500	$5,250	$4,750	$4,500
(a) These estimated amortization expense amounts do not reflect the potential effect of future foreign currency exchange fluctuations.

7.  Employee Benefit Plans

	Three Months Ended
	March 31
Defined Benefit Pension Plans Net Periodic Pension Cost	U.S. Plans		International Plans
(In thousands)	2016	2015	2016	2015
Service cost	$946	$722	$404	$438
Interest cost	2,545	3,089	7,123	9,189
Expected return on plan assets	(3,601)	(4,203)	(11,463)	(12,674)
Recognized prior service costs	16	20	44	49
Recognized loss	1,372	1,230	3,218	4,235
Defined benefit pension plans net periodic pension cost	$1,278	$858	$(674)	$1,237

The Company has changed the method utilized to estimate the 2016 service cost and interest cost components of net periodic pension cost ("NPPC") for defined benefit pension plans. The more precise application of discount rates for measuring both service costs and interest costs employs yield curve spot rates on a year-by-year expected cash flow basis, using the same yield curves that the Company has previously used. This change in method decreased the Company's NPPC by approximately $2 million for the three months ended March 31, 2016 compared to what NPPC would have been under the prior method. For additional information related to this change in method, please refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

	Three Months Ended
Company Contributions	March 31
(In thousands)	2016	2015
Defined benefit pension plans (U.S.)	$470	$682
Defined benefit pension plans (International)	9,798	16,066
Multiemployer pension plans	521	565
Defined contribution pension plans	2,826	3,448
The Company's estimate of expected contributions to be paid during the remainder of 2016 for the U.S. and international defined benefit plans are $1.6 million and $9.7 million, respectively.

8.     Income Taxes

The income tax benefit related to continuing operations for the three months ended March 31, 2016 was $2.2 million. Income tax expense related to continuing operations for the three months ended March 31, 2015 was $12.9 million.

An income tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, based on technical merits, including resolutions of any related appeals or litigation processes. The unrecognized income tax benefit at March 31, 2016 was $6.2 million, including interest and penalties.  Within the next twelve months, it is reasonably possible that no unrecognized income tax benefits will be recognized upon settlement of tax examinations and the expiration of various statutes of limitations.

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
In October 2009, the Company received notification of the SPRA’s final administrative decision regarding the levying of ICMS in the State of São Paulo in relation to services provided to a customer in the State between January 2004 and May 2005.  As of March 31, 2016, the principal amount of the tax assessment from the SPRA with regard to this case is approximately $2 million, with penalty, interest and fees assessed to date increasing such amount by an additional $20 million.  Any change in the aggregate amount since the Company’s last Annual Report on Form 10-K for the year ended December 31, 2015 is due to an increase in assessed interest and statutorily mandated legal fees for the period as well as foreign currency translation.

Another ICMS tax case involving the SPRA refers to the tax period from January 2002 to December 2003, and is still pending at the administrative phase. The aggregate amount assessed by the tax authorities in August 2005 was $7.0 million (the amounts with regard to this claim are valued as of the date of the assessment since it has not yet reached the collection phase), composed of a principal amount of $1.7 million, with penalty and interest assessed through that date increasing such amount by an additional $5.3 million.  All such amounts include the effect of foreign currency translation.
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

The Company is continuing to review all known labor claims and as of March 31, 2016 and December 31, 2015, the Company has established reserves of $7.4 million and $6.9 million, respectively, on the Company's Condensed Consolidated Balance Sheets for amounts considered to be probable and estimable. As the Company continues to evaluate these claims and takes actions to address them, the amount of established reserves may be impacted.

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

Lima Refinery Litigation
On April 8, 2016, Lima Refining Company filed a lawsuit against the Company in the District Court of Harris County, Texas related to a January 2015 explosion at an oil refinery operated by Lima Refining Company. The action seeks approximately $95 million in property damages and $250 million in lost profits and business interruption damages. The action alleges the explosion occurred because of a defect in a heat exchange cooler manufactured by Hammco Corporation ("Hammco") in 2009, prior to the Company’s acquisition of Hammco in 2014. The Company plans to vigorously contest the allegations against it both as to liability for the accident and the amount of the claimed damages. As a result, the Company believes the situation does not result in a probable loss. The Company has both an indemnity right from the sellers of Hammco and liability insurance coverage under various primary and excess policies that the Company believes will be available, if necessary, to cover substantially all of any such liability that might ultimately be incurred in the above action.

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
At March 31, 2016, there were 17,134 pending asbestos personal injury actions filed against the Company.  Of those actions, 16,811 were filed in the New York Supreme Court (New York County), 125 were filed in other New York State Supreme Court Counties and 198 were filed in courts located in other states.
The complaints in most of those actions generally follow a form that contains a standard damages demand of $20 million or $25 million, regardless of the individual plaintiff’s alleged medical condition, and without identifying any specific Company product.
At March 31, 2016, 16,752 of the actions filed in New York Supreme Court (New York County) were on the Deferred/Inactive Docket created by the court in December 2002 for all pending and future asbestos actions filed by persons who cannot demonstrate that they have a malignant condition or discernible physical impairment. The remaining 59 cases in New York County are pending on the Active or In Extremis Docket created for plaintiffs who can demonstrate a malignant condition or physical impairment.
The Company has liability insurance coverage under various primary and excess policies that the Company believes will be available, if necessary, to substantially cover any liability that might ultimately be incurred in the asbestos actions referred to above. The Company believes that a substantial portion of the costs and expenses of the asbestos actions will be paid by the Company’s insurers.
In view of the persistence of asbestos litigation in the U.S., the Company expects to continue to receive additional claims in the future. The Company intends to continue its practice of vigorously defending these claims and cases. At March 31, 2016, the Company has obtained dismissal in 27,805 cases by stipulation or summary judgment prior to trial.
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
Insurance liabilities are recorded when it is probable that a liability has been incurred for a particular event and the amount of loss associated with the event can be reasonably estimated. Insurance reserves have been estimated based primarily upon actuarial calculations and reflect the undiscounted estimated liabilities for ultimate losses, including claims incurred but not reported. Inherent in these estimates are assumptions that are based on the Company's history of claims and losses, a detailed analysis of existing claims with respect to potential value, and current legal and legislative trends. If actual claims differ from those projected by management, changes (either increases or decreases) to insurance reserves may be required and would be recorded through income in the period the change was determined. When a recognized liability is covered by third-party insurance, the Company records an insurance claim receivable to reflect the covered liability. Insurance claim receivables are included in Other receivables on the Company's Condensed Consolidated Balance Sheets. See Note 1, Summary of Significant Accounting Policies, to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 for additional information on Accrued Insurance and Loss Reserves.

10.  Reconciliation of Basic and Diluted Shares

	Three Months Ended
	March 31
(In thousands, except per share amounts)	2016	2015
Income (loss) from continuing operations attributable to Harsco Corporation common stockholders	$(10,550)	$15,671

Weighted-average shares outstanding - basic	80,238	80,240
Dilutive effect of stock-based compensation	—	112
Weighted-average shares outstanding - diluted	$80,238	$80,352

Earnings (loss) from continuing operations per common share, attributable to Harsco Corporation common stockholders:
Basic	$(0.13)	$0.20

Diluted	$(0.13)	$0.20

The following average outstanding stock-based compensation units were not included in the computation of diluted earnings (loss) per share because the effect was antidilutive:

	Three Months Ended
	March 31
(In thousands)	2016	2015
Restricted stock units	430	—
Stock options	90	114
Stock appreciation rights	1,088	864
Performance share units	309	122

11.   Derivative Instruments, Hedging Activities and Fair Value

Derivative Instruments and Hedging Activities
The Company uses derivative instruments, including foreign currency exchange forward contracts and cross-currency interest rate swaps ("CCIRs"), to manage certain foreign currency and interest rate exposures.  Derivative instruments are viewed as risk management tools by the Company and are not used for trading or speculative purposes.
All derivative instruments are recorded on the Condensed Consolidated Balance Sheets at fair value.  Changes in the fair value of derivatives used to hedge foreign currency denominated balance sheet items are reported directly in earnings, along with offsetting transaction gains and losses on the items being hedged.  Derivatives used to hedge forecasted cash flows associated with foreign currency commitments or forecasted commodity purchases may be accounted for as cash flow hedges, as deemed appropriate, if the criteria for hedge accounting are met.  Gains and losses on derivatives designated as cash flow hedges are deferred as a separate component of equity and reclassified to earnings in a manner that matches the timing of the earnings impact of the hedged transactions.  Generally, at March 31, 2016, deferred gains and losses related to asset purchases are reclassified to earnings over 10 to 15 years from the balance sheet date and those related to revenue are deferred until the revenue is recognized.  The ineffective portion of all hedges, if any, is recognized currently in earnings.

The fair value of outstanding derivative contracts recorded as assets and liabilities on the Condensed Consolidated Balance Sheets at March 31, 2016 and December 31, 2015 were as follows:

	Asset Derivatives		Liability Derivatives
(In thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
March 31, 2016
Derivatives designated as hedging instruments:
Foreign currency exchange forward contracts	Other current assets	$271	Other current liabilities	$52
Cross-currency interest rate swaps	Other assets	861	Other liabilities	—
Total derivatives designated as hedging instruments		$1,132		$52

Derivatives not designated as hedging instruments:
Foreign currency exchange forward contracts	Other current assets	$1,574	Other current liabilities	$11,326

	Asset Derivatives		Liability Derivatives
(In thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
December 31, 2015
Derivatives designated as hedging instruments:
Foreign currency exchange forward contracts	Other current assets	$1,640		$—
Cross-currency interest rate swaps	Other assets	15,417		—
Total derivatives designated as hedging instruments		$17,057		$—

Derivatives not designated as hedging instruments:
Foreign currency exchange forward contracts	Other current assets	$4,188	Other current liabilities	$1,738

All of the Company's derivatives are recorded in the Condensed Consolidated Balance Sheets at gross amounts and not offset. All of the Company's CCIRs and certain foreign currency exchange forward contracts are transacted under International Swaps and Derivatives Association ("ISDA") documentation. Each ISDA master agreement permits the net settlement of amounts owed in the event of default. The Company's derivative assets and liabilities subject to enforceable master netting arrangements did not result in a net asset or net liability at either March 31, 2016 or December 31, 2015.
The effect of derivative instruments on the Condensed Consolidated Statements of Operations and the Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2016 and 2015 was as follows:
Derivatives Designated as Hedging Instruments (a)

(In thousands)	Amount of Gain (Loss) Recognized in Other Comprehensive Income (“OCI”) on Derivative - Effective Portion	Location of Gain Reclassified from Accumulated OCI into Income - Effective Portion	Amount of Gain Reclassified from Accumulated OCI into Income - Effective Portion	Location of Gain Recognized in Income on Derivative - Ineffective Portion and Amount Excluded from Effectiveness Testing	Amount of Gain Recognized in Income on Derivative - Ineffective Portion and Amount Excluded from Effectiveness Testing
Three Months Ended March 31, 2016:
Foreign currency exchange forward contracts	$(325)	Cost of services and products sold	$408		$—
Cross-currency interest rate swaps	(2,490)		—	Cost of services and products sold	4,261	(b)
	$(2,815)		$408		$4,261

Three Months Ended March 31, 2015:
Foreign currency exchange forward contracts	$1,081	Cost of services and products sold	$1		$—
Cross-currency interest rate swaps	8,621		—	Cost of services and products sold	30,742	(b)
	$9,702		$1		$30,742
(a) Reflects only the activity of the Company and excludes derivative designated as hedging instruments held by the Company's equity method investments.
(b)  These gains offset foreign currency fluctuation effects on the debt principal.

Derivatives Not Designated as Hedging Instruments

	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative for the Three Months Ended March 31 (a)
(In thousands)		2016	2015
Foreign currency exchange forward contracts	Cost of services and products sold	$(6,844)	$4,755
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
The following tables summarize, by major currency, the contractual amounts of the Company’s foreign currency exchange forward contracts in U.S. dollars at March 31, 2016 and December 31, 2015.  The “Buy” amounts represent the U.S. dollar equivalent of commitments to purchase foreign currencies, and the “Sell” amounts represent the U.S. dollar equivalent of commitments to sell foreign currencies.  The recognized gains and losses offset amounts recognized in cost of services and products sold principally as a result of intercompany or third party foreign currency exposures.
Contracted Amounts of Foreign Currency Exchange Forward Contracts Outstanding at March 31, 2016:

(In thousands)	Type	U.S. Dollar Equivalent	Maturity	Recognized Gain (Loss)
British pounds sterling	Sell	$53,161	April 2016	$(516)
British pounds sterling	Buy	2,304	April 2016	6
Euros	Sell	322,354	April 2016 through December 2016	(8,613)
Euros	Buy	148,788	April 2016 through December 2016	789
Other currencies	Sell	43,736	April 2016 through March 2017	(1,206)
Other currencies	Buy	15,605	April 2016 through June 2016	7
Total		$585,948		$(9,533)
Contracted Amounts of Foreign Currency Exchange Forward Contracts Outstanding at December 31, 2015:

(In thousands)	Type	U.S. Dollar Equivalent	Maturity	Recognized Gain (Loss)
British pounds sterling	Sell	$43,511	January 2016	$822
British pounds sterling	Buy	2,062	January 2016	(54)
Euros	Sell	336,397	January 2016 through December 2016	547
Euros	Buy	167,037	January 2016 through August 2016	2,497
Other currencies	Sell	35,426	January 2016 through March 2016	316
Other currencies	Buy	7,981	January 2016	(38)
Total		$592,414		$4,090

In addition to foreign currency exchange forward contracts, the Company designates certain loans as hedges of net investments in international subsidiaries.  The Company recorded pre-tax net losses of $3.9 million and pre-tax net gains of $3.1 million during the three months ended March 31, 2016 and 2015, respectively, into Accumulated other comprehensive loss.

Cross-Currency Interest Rate Swaps
The Company uses CCIRs in conjunction with certain debt issuances in order to secure a fixed local currency interest rate.  Under these CCIRs, the Company receives interest based on a fixed or floating U.S. dollar rate and pays interest on a fixed local currency rate based on the contractual amounts in dollars and the local currency, respectively.  At maturity, there is also the payment of principal amounts between currencies. The CCIRs are recorded on the Condensed Consolidated Balance Sheets at fair value, with changes in value attributed to the effect of the swaps’ interest spread and changes in the credit worthiness of the counter-parties recorded in the caption, Accumulated other comprehensive loss.  Changes in value attributed to the effect of foreign currency fluctuations are recorded in the Condensed Consolidated Statements of Operations and offset currency fluctuation effects on the debt principal. The following table indicates the contractual amounts of the Company's CCIRs at March 31, 2016:

		Interest Rates
(In millions)	Contractual Amount	Receive	Pay
Maturing 2016 through 2017	$5.7	Floating U.S. dollar rate	Fixed rupee rate
During March 2016, the Company effected the early termination of the British pound sterling CCIR with an original maturity date of 2020. The Company received $16.6 million in cash related to this termination. There was no gain or loss recorded on the termination as any change in value attributable to the effect of foreign currency translation was previously recognized in the Condensed Consolidated Statements of Operations.

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
In instances in which multiple levels of inputs are used to measure fair value, hierarchy classification is based on the lowest level input that is significant to the fair value measurement in its entirety.  The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability. The following table indicates the fair value hierarchy of the financial instruments of the Company at March 31, 2016 and December 31, 2015:

Level 2 Fair Value Measurements (In thousands)	March 31 2016	December 31 2015
Assets
Foreign currency exchange forward contracts	$1,845	$5,828
Cross-currency interest rate swaps	861	15,417
Liabilities
Foreign currency exchange forward contracts	11,378	1,738

The following table reconciles the beginning and ending balances for liabilities measured on a recurring basis using unobservable inputs (Level 3) for the three months ended March 31, 2016 and 2015:

Level 3 Liabilities—Unit Adjustment Liability (a) for the Three Months Ended March 31 (In thousands)	Three Months Ended
	March 31
	2016	2015
Balance at beginning of period	$79,934	$93,762
Reduction in the fair value related to election not to make 2016 payments	(19,145)	—
Payments	—	(5,580)
Change in fair value to the unit adjustment liability	1,913	2,245
Balance at end of period	$62,702	$90,427
(a) During the quarter ended March 31, 2016, the Company decided that it will not make the four quarterly payments to CD&R for 2016. This resulted in the Company revaluing the Unit Adjustment Liability. See Note 4, Equity Method Investments, for additional information related to the unit adjustment liability.
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
The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and short-term borrowings approximate fair value due to the short-term maturities of these assets and liabilities.  At March 31, 2016 and December 31, 2015, the total fair value of long-term debt (excluding deferred financing costs), including current maturities, was $745.9 million and $834.6 million, respectively, compared with a carrying value of $837.2 million and $880.8 million, respectively.  Fair values for debt are based on quoted market prices for the same or similar issues, or on the current rates offered to the Company for debt of the same remaining maturities (Level 2).

12. Review of Operations by Segment

	Three Months Ended
	March 31
(In thousands)	2016	2015
Revenues From Continuing Operations
Harsco Metals & Minerals	$229,672	$291,198
Harsco Industrial	61,869	98,803
Harsco Rail	61,740	61,578
Total revenues from continuing operations	$353,281	$451,579

Operating Income (Loss) From Continuing Operations
Harsco Metals & Minerals	$6,941	$10,583
Harsco Industrial	6,471	17,027
Harsco Rail	4,906	21,633
Corporate	(8,887)	(10,362)
Total operating income from continuing operations	$9,431	$38,881

Depreciation and Amortization
Harsco Metals & Minerals	$31,025	$34,891
Harsco Industrial	1,718	1,287
Harsco Rail	1,434	1,556
Corporate	1,868	2,157
Total Depreciation and Amortization	$36,045	$39,891

Capital Expenditures
Harsco Metals & Minerals	$15,420	$21,828
Harsco Industrial	1,134	7,221
Harsco Rail	372	537
Corporate	25	2,044
Total Capital Expenditures	$16,951	$31,630

Reconciliation of Segment Operating Income to Income (Loss) From Continuing Operations Before Income Taxes and Equity Income

	Three Months Ended
	March 31
(In thousands)	2016	2015
Segment operating income	$18,318	$49,243
General Corporate expense	(8,887)	(10,362)
Operating income from continuing operations	9,431	38,881
Interest income	535	256
Interest expense	(12,363)	(11,884)
Change in fair value to the unit adjustment liability and loss on dilution of equity method investment	(12,217)	(2,245)
Income (loss) from continuing operations before income taxes and equity income	$(14,614)	$25,008

13.   Other (Income) Expenses

The major components of this Condensed Consolidated Statements of Operations caption are as follows:

	Three Months Ended
	March 31
(In thousands)	2016	2015
Net gains	$(652)	$(3,790)
Foreign currency gains related to Harsco Rail Segment advances on contracts	—	(10,940)
Employee termination benefit costs	5,772	1,403
Harsco Metals & Minerals Segment separation costs	3,287	—
Other costs to exit activities	182	122
Impaired asset write-downs	93	—
Other	441	—
Other (income) expenses	$9,123	$(13,205)
(a) Net gains result from the sales of redundant properties (primarily land, buildings and related equipment) and non-core assets.

14. Components of Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss is included on the Condensed Consolidated Statements of Equity. The components of Accumulated other comprehensive loss, net of the effect of income taxes, and activity for the three months ended March 31, 2015 and 2016 was as follows:

	Components of Accumulated Other Comprehensive Income (Loss) - Net of Tax
(In thousands)	Cumulative Foreign Exchange Translation Adjustments		Effective Portion of Derivatives Designated as Hedging Instruments		Cumulative Unrecognized Actuarial Losses on Pension Obligations		Unrealized Loss on Marketable Securities	Total
Balance at December 31, 2014	$(39,938)		$(9,025)		$(483,278)		$(15)	$(532,256)
Other comprehensive income (loss) before reclassifications	(23,653)	(a)	7,955	(b)	19,634	(a)	(8)	3,928
Amounts reclassified from accumulated other comprehensive loss, net of tax	—		1		5,064		—	5,065
Other comprehensive income (loss) from equity method investee	(5,189)		(382)		595		—	(4,976)
Total other comprehensive income (loss)	(28,842)		7,574		25,293		(8)	4,017
Less: Other comprehensive (income) loss attributable to noncontrolling interests	754		10		—		—	764
Other comprehensive income (loss) attributable to Harsco Corporation	(28,088)		7,584		25,293		(8)	4,781
Balance at March 31, 2015	$(68,026)		$(1,441)		$(457,985)		$(23)	$(527,475)

	Components of Accumulated Other Comprehensive Income (Loss) - Net of Tax
(In thousands)	Cumulative Foreign Exchange Translation Adjustments		Effective Portion of Derivatives Designated as Hedging Instruments		Cumulative Unrecognized Actuarial Losses on Pension Obligations		Unrealized Loss on Marketable Securities	Total
Balance at December 31, 2015	$(125,561)		$(400)		$(389,696)		$(31)	$(515,688)
Other comprehensive income (loss) before reclassifications	9,501	(a)	(2,913)	(b)	6,168	(a)	(7)	12,749
Amounts reclassified from accumulated other comprehensive loss, net of tax	—		257		4,133		—	4,390
Amounts reclassified from accumulated other comprehensive loss in connection with loss on dilution of equity method investment (See Note 4, Equity Method Investments)	3,079		106		(148)		—	3,037
Other comprehensive income from equity method investee	(959)		143		287		—	(529)
Total other comprehensive income (loss)	11,621		(2,407)		10,440		(7)	19,647
Less: Other comprehensive loss attributable to noncontrolling interests	(267)		(4)		—		—	(271)
Other comprehensive income (loss) attributable to Harsco Corporation	11,354		(2,411)		10,440		(7)	19,376
Balance at March 31, 2016	$(114,207)		$(2,811)		$(379,256)		$(38)	$(496,312)
(a) Principally foreign currency fluctuation.
(b) Net change from periodic revaluations.

Amounts reclassified from accumulated other comprehensive loss are as follows:

(In thousands)	Three Months Ended		Affected Caption in the Condensed Consolidated Statements of Operations
	March 31 2016	March 31 2015
Amortization of cash flow hedging instruments:
Foreign currency exchange forward contracts	$408	$1	Cost of services and products sold
Tax benefit	(151)	—
Total reclassification of cash flow hedging instruments	$257	$1

Amortization of defined benefit pension items:
Actuarial losses (c)	$2,376	$3,947	Selling, general and administrative expenses
Actuarial losses (c)	2,214	1,518	Cost of services and products sold
Prior-service costs (benefits) (c)	(1)	31	Selling, general and administrative expenses
Prior-service costs (c)	61	38	Cost of services and products sold
Total before tax	4,650	5,534
Tax benefit	(517)	(470)
Total reclassification of defined benefit pension items, net of tax	$4,133	$5,064
(c) These accumulated other comprehensive loss components are included in the computation of net periodic pension costs. See Note 7, Employee Benefit Plans, for additional details.

Amounts reclassified from accumulated other comprehensive loss in connection with loss on dilution of equity method investment are as follows:

(In thousands)	Three Months Ended	Affected Caption in the Condensed Consolidated Statements of Operations
	March 31 2016
Foreign exchange translation adjustments	$4,880	Change in fair value to the adjustment liability and loss on dilution of equity method investment
Cash flow hedging instruments	168	Change in fair value to the adjustment liability and loss on dilution of equity method investment
Defined benefit pension obligations	(235)	Change in fair value to the adjustment liability and loss on dilution of equity method investment
Total before tax	4,813
Tax benefit	(1,776)
Total amounts reclassified from accumulated other comprehensive loss in connection with loss on dilution of equity method investment	$3,037

15.   Restructuring Programs
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
Project Orion
Under Project Orion, the Harsco Metals & Minerals Segment made organizational and process improvement changes that are expected to improve its return on capital and deliver a higher and more consistent level of service to customers. These changes include improving several core processes and simplifying the organizational structure. During the fourth quarter of 2015, Project Orion was expanded with additional targeted workforce and operational savings of $20 million to $25 million. The majority of these benefits are expected to be realized in 2016.

The restructuring accrual for Project Orion at March 31, 2016 and the activity for the three months ended March 31, 2016 were as follows:

(In thousands)	Employee Termination Benefit Costs
Balance, December 31, 2015	$5,807
Cash expenditures	(2,525)
Foreign currency translation	92
Other adjustments	62
Balance, March 31, 2016	$3,436
The remaining accrual related to Project Orion is expected to be paid principally through the first half of 2016.

ITEM 2.                 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements as well as the audited consolidated financial statements of Harsco Corporation (the "Company"), including the notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 which includes additional information about the Company’s critical accounting policies, contractual obligations, practices and the transactions that support the financial results, and provides a more comprehensive summary of the Company’s outlook, trends and strategies for 2016 and beyond.
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
Factors that could cause actual results to differ, perhaps materially, from those implied by forward-looking statements include, but are not limited to: (1) changes in the worldwide business environment in which the Company operates, including general economic conditions; (2) changes in currency exchange rates, interest rates, commodity and fuel costs and capital costs;(3) changes in the performance of equity and bond markets that could affect, among other things, the valuation of the assets in the Company's pension plans and the accounting for pension assets, liabilities and expenses; (4) changes in governmental laws and regulations, including environmental, occupational health and safety, tax and import tariff standards; (5) market and competitive changes, including pricing pressures, market demand and acceptance for new products, services and technologies; (6) the Company's inability or failure to protect its intellectual property rights from infringement in one or more of the many countries in which the Company operates; (7) failure to effectively prevent, detect or recover from breaches in the Company's cybersecurity infrastructure; (8) unforeseen business disruptions in one or more of the many countries in which the Company operates due to political instability, civil disobedience, armed hostilities, public health issues or other calamities; (9) disruptions associated with labor disputes and increased operating costs associated with union organization; (10) the seasonal nature of the Company's business; (11) the Company's ability to successfully enter into new contracts and complete new acquisitions or strategic ventures in the time-frame contemplated, or at all; (12) the integration of the Company's strategic acquisitions; (13) the amount and timing of repurchases of the Company's common stock, if any; (14) the prolonged recovery in global financial and credit markets and economic conditions generally, which could result in the Company's customers curtailing development projects, construction, production and capital expenditures, which, in turn, could reduce the demand for the Company's products and services and, accordingly, the Company's revenues, margins and profitability; (15) the outcome of any disputes with customers, contractors and subcontractors; (16) the financial condition of the Company's customers, including the ability of customers (especially those that may be highly leveraged and those with inadequate liquidity) to maintain their credit availability; (17) the Company's ability to successfully implement and receive the expected benefits of cost-reduction and restructuring initiatives, including the achievement of expected cost savings in the expected time frame; (18) the ability to successfully implement the Company's strategic initiatives and portfolio optimization and the impact of such initiatives, such as the Harsco Metals & Minerals Segment's Improvement Plan ("Project Orion"); (19) the amount ultimately realized from the Company's exit from the strategic venture between the Company and Clayton, Dubilier & Rice and the timing of such exit; (20) implementation of environmental remediation matters; (21) risk and uncertainty associated with intangible assets; (22) the impact of a transaction, if any, resulting from the Company's determination to explore strategic options for the separation of the Harsco Metals & Minerals Segment; and (23) other risk factors listed from time to time in the Company's SEC reports. A further discussion of these, along with other potential risk factors, can be found in Part I, Item 1A, "Risk Factors," of the Company's Annual Report on Form 10-K for the year ended December 31, 2015. The Company cautions that these factors may not be exhaustive and that many of these factors are beyond the Company's ability to control or predict. Accordingly, forward-looking statements should not be relied upon as a prediction of actual results. The Company undertakes no duty to update forward-looking statements except as may be required by law.

Executive Overview

The Harsco Industrial Segment’s air cooled heat exchangers business expects low oil prices to continue to impact capital expenditures and overall spending by customers in the upstream, midstream, and downstream oil and gas markets. Accordingly, these factors will impact revenue and operating income in the near-term in the Harsco Industrial Segment.

The Harsco Rail Segment’s revenues were consistent year-over-year despite weakness in the North American market partially offset by growth in equipment sales in the international market.  However, operating income was unfavorably impacted by a $10.9 million foreign exchange gain recorded in 2015 that was not repeated in 2016, and by lower margins on after-market repair part sales.

The Harsco Metals & Minerals Segment continues to be negatively impacted by lower customer steel production, weaker commodity prices and demand and site exits. In addition, the Harsco Metals & Minerals Segment recorded severance costs of $5.1 million resulting from a probable site exit in the first quarter of 2016. These impacts have been partially offset by the savings and benefits achieved as part of Project Orion which has helped to transform the Harsco Metals & Minerals Segment into a leaner and more disciplined business. During the fourth quarter of 2015, Project Orion was expanded with additional targeted workforce and operational savings of $20 million to $25 million. The majority of these benefits are expected to be realized in 2016. Please see Note 15, Restructuring Programs, In Part I, Item 1, Financial Statements for additional information. The Company remains focused on achieving additional cost reductions and operational improvements to enhance returns for the Harsco Metals & Minerals Segment.
The Company has announced its intention to pursue strategic options for the separation of the Harsco Metals & Minerals Segment from the rest of the Company. A separation of the Harsco Metals & Minerals Segment would allow each of the Company's businesses to benefit from dedicated capital structures, execute tailored and flexible strategic priorities and optimize capital return policies consistent with each business's unique priorities. There is no specific timetable related to this initiative and there can be no assurance that a sale, spin-off or any other transaction will take place. The Company incurred $3.3 million of expenses during the first quarter of 2016 related to the separation, which are included as part of the Corporate caption in the Company's segment results.

	Three Months Ended
Revenues by Segment	March 31
(In millions)	2016	2015	Change	%
Harsco Metals & Minerals	$229.7	$291.2	$(61.5)	(21.1)%
Harsco Industrial	61.9	98.8	(36.9)	(37.4)
Harsco Rail	61.7	61.6	0.2	0.3
Total revenues	$353.3	$451.6	$(98.3)	(21.8)%

	Three Months Ended
Revenues by Region	March 31
(In millions)	2016	2015	Change	%
North America	$162.3	$210.1	$(47.9)	(22.8)%
Western Europe	108.3	123.7	(15.3)	(12.4)
Latin America (a)	34.7	51.5	(16.8)	(32.6)
Asia-Pacific	31.7	38.4	(6.7)	(17.6)
Middle East and Africa	9.2	15.8	(6.6)	(41.6)
Eastern Europe	7.1	12.0	(5.0)	(41.2)
Total revenues	$353.3	$451.6	$(98.3)	(21.8)%
 (a) Includes Mexico.

Revenues for the Company during the first quarter of 2016 were $353.3 million compared with $451.6 million in the first quarter of 2015. The change is primarily related to the impact of price and volume changes in the Harsco Metals & Minerals and Harsco Industrial Segments; exited contracts in the Harsco Metals & Minerals Segment; and the impacts of foreign currency translation. Foreign currency translation decreased revenues by $18.8 million for the first quarter of 2016 compared with the same period in the prior year.

	Three Months Ended
Operating Income (Loss) by Segment	March 31
(In millions)	2016	2015	Change	%
Harsco Metals & Minerals	$6.9	$10.6	$(3.6)	(34.4)%
Harsco Industrial	6.5	17.0	(10.6)	(62.0)
Harsco Rail	4.9	21.6	(16.7)	(77.3)
Corporate	(8.9)	(10.4)	1.5	14.2
Total operating income	$9.4	$38.9	$(29.5)	(75.7)%

	Three Months Ended
	March 31
Operating Margin by Segment	2016	2015
Harsco Metals & Minerals	3.0%	3.6%
Harsco Industrial	10.5	17.2
Harsco Rail	7.9	35.1
Consolidated operating margin	2.7%	8.6%
Operating income from continuing operations for the first quarter of 2016 was $9.4 million compared with $38.9 million in the first quarter of 2015.  Refer to the Segment discussions below for information pertaining to factors positively affecting and negatively impacting operating income from continuing operations.

The diluted loss per share from continuing operations for the first quarter of 2016 of $0.13 compared with diluted earnings per share from continuing operations of $0.20 for the first quarter of 2015. This change is primarily related to decreased operating income from continuing operations and the loss on dilution of the Company's equity method investment in the Infrastructure strategic venture, partially offset by an income tax benefit in the current year compared to an income tax expense in prior year.

Harsco Metals & Minerals Segment:

Significant Impacts on Revenues	Three Months Ended
(In millions)	March 31, 2016
Revenues — 2015	$291.2
Net impact of new and lost contracts (including exited underperforming contracts).	(23.8)
Net impacts of price/volume changes, primarily attributable to volume changes.	(20.6)
Impact of foreign currency translation.	(17.1)
Revenues — 2016	$229.7

Factors Positively Affecting Operating Income:

•	Incremental Project Orion restructuring benefits, related to compensation savings, of approximately $2.9 million during the first quarter of 2016 associated with the recent expansion of Project Orion.

•
Selling and administrative costs, exclusive of Project Orion savings, incurred by the Harsco Metals & Minerals Segment decreased by $3.9 million during the first quarter of 2016 compared with the same period in prior year.

•	Lower maintenance, fuel and pension costs have helped to partially offset the impacts of lost or exited contracts and decreased volumes.

•	Increased volumes in the roofing granules and industrial abrasives business, due partly to favorable weather conditions during the first quarter of 2016.

Factors Negatively Impacting Operating Income:

•
Decreased global steel production and scrap metal prices.  Overall, steel production by customers under services contracts, including the impact of exited contracts, decreased by 18% during the first quarter of 2016 compared with the same period in prior year.

•
Decreased income attributable to the impact of exited contracts and reduced nickel prices and demand. Nickel prices decreased 40% during the first quarter of 2016 compared with the same period in prior year.

•	Severance costs resulting from a probable site exit decreased operating income by $5.1 million during the first quarter of 2016.

Harsco Industrial Segment:

Significant Impacts on Revenues	Three Months Ended
(In millions)	March 31, 2016
Revenues — 2015	$98.8
Net impacts of price/volume changes, primarily attributable to volume changes.	(36.0)
Impact of foreign currency translation.	(0.9)
Revenues — 2016	$61.9

Factors Positively Affecting Operating Income:

•	Operating income was aided by $3.1 million of lower selling, general and administrative costs in the first quarter of 2016 compared with the prior year.

Factors Negatively Impacting Operating Income:

•
Lower volumes in the air-cooled heat exchangers business resulting in decreased operating income during 2016, primarily attributable to continued energy price declines which impacted capital spending by customers in the oil and natural gas industries served by the Company.

•	The first quarter of 2015 included gains from sales of assets of $3.6 million which did not repeat during the first quarter of 2016.

Harsco Rail Segment:

Significant Effects on Revenues	Three Months Ended
(In millions)	March 31, 2016
Revenues — 2015	$61.6
Net effects of price/volume changes, primarily attributable to volume changes.	0.8
Impact of foreign currency translation.	(0.7)
Revenues — 2016	$61.7

Factors Positively Affecting Operating Income:

•	Improved contract service volumes for the first quarter of 2016 compared with the same period in the prior year.

Factors Negatively Impacting Operating Income:

•	Foreign currency gain of $10.9 million recognized during the first quarter of 2015 which did not repeat in the first quarter of 2016.

•
High-margin after-market part sales in the first quarter of 2015 did not repeat in the first quarter of 2016. Additionally, an unfavorable mix of equipment sales decreased operating income, despite higher volumes, during the first quarter of 2016 compared with the same period in prior year.

Outlook, Trends and Strategies

In addition to the items noted in the Company's Annual Report on Form 10-K for the year ended December 31, 2015, the following significant items, risks, trends and strategies are expected to affect the Company for the remainder of 2016 and beyond:

•
The Company will focus on providing returns above its cost of capital for its stockholders by balancing its portfolio of businesses, and by executing its strategic and operational practices with reasonable amounts of financial leverage.

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

•
The Company expects its operational effective income tax rate to approximate 42% to 44% in 2016, excluding the tax impact on equity income (loss) related to Brand Energy & Infrastructure Services Inc. and Subsidiaries.

Harsco Metals & Minerals Segment:

•
The Company anticipates reduced steel production; weaker commodity prices and demand; the impact of site exits; customer production curtailments; and the impact of foreign currency translation to negatively impact revenue and operating income in the near term in the Harsco Metals & Minerals Segment.  These impacts will be partially offset by savings and benefits achieved as part of Project Orion and other operational savings.

•
The Company will continue to focus on ensuring that forecasted profits and other requirements for contracts meet certain established standards and deliver returns above its cost of capital. Project Orion's focus is intended to enable the Company to address underperforming contracts more rapidly with targeted actions to improve the efficiencies of the business. These actions include central protocols to monitor activities, structures and systems that aid in decision making, and processes designed to identify the best operational and commercial actions available to address underperforming contracts and its overall contract portfolio. In connection with this focus, the possibility exists that the Company may take strategic actions that result in exit costs and non-cash asset impairment charges that may have an adverse effect on the Company's results of operations and liquidity.

•
In February 2016, the Company announced a new 15-year contract with China's largest steel maker with anticipated revenues totaling approximately $125 million over the life of the contract. Also in February 2016, the Company secured new orders for its slag-based asphalt product line. Additionally, during March 2016, the Company secured a contract extension for steel mill services in Belgium with projected revenues totaling more than $100 million.

•
One of the Company's customers announced its intention to sell its steel making operations in the U.K. Depending on the outcome of any potential transactions, there could be a material impact on the Company's results of operations, cash flows and asset valuations in any one period.

•
One of the Company's customers in Australia has begun the process of voluntary administration under Australian law. The customer is planning to continue its operations during the voluntary administration proceedings. The Company had approximately $5 million of receivables with the customer prior to the start of the voluntary administration and believes that these amounts are collectible based on currently available information. If there was a change in the Company's view on collectability, there could be a charge against income in future periods. Moreover, if the site were to close, additional costs may be incurred and asset valuations may be impacted, which may be significant in any one period.

•
During 2014, the Company accrued approximately $5 million of costs related to disposing certain slag material accumulated as part of a customer operation in Latin America because it had not received the necessary permits from the local government to sell the slag. The Company has reengaged the local government to obtain the necessary permits, and if these permits are obtained, the reversal of accrued disposal costs may be either partially or fully recognized in income for that period.

Harsco Industrial Segment:

•
The Company expects low oil prices to continue to impact capital expenditures and overall spending by customers in the upstream, midstream, and downstream oil and gas markets. Accordingly, these factors will negatively impact revenue and operating income in the near-term in the Harsco Industrial Segment.

•
The Company will continue to focus on product innovation and development to drive strategic growth in its businesses. The Company recently introduced GrateGuardTM, a new fencing solution for first-line physical security in the Industrial grating business.

•	During the first quarter of 2016, the Company received an order worth approximately $10 million to supply security fencing for the new Mexico City International Airport.

•	The Company will focus on growing the Harsco Industrial Segment through disciplined organic expansion and acquisitions that improve competitive positioning in core markets or adjacent markets.

Harsco Rail Segment:

•
The global demand for railway maintenance-of-way equipment, parts and services continues to be generally positive, though North American markets are experiencing weakness due to reduced capital and operating spending by Class I railways.  In total, the Company anticipates modest organic growth in its after-market parts business and its expected deliveries of existing equipment orders.

•	During April 2016, the Company was awarded a multi-year rail grinding services contract-extension in the U.K. with anticipated revenues of at least $40 million.

•
In prior years, the Company secured two contract awards with initial contract values totaling approximately $200 million from the federal railway system of Switzerland ("SBB"). The majority of deliveries under these contracts are anticipated to occur during 2017 through 2019. Given the inherent initial challenges of starting operations in new geographies with a new customer and the highly customized nature of these machines, margins for the initial contract will be significantly lower than traditional margins for similar machine sales in the Harsco Rail Segment, and it is possible that the overall contract could result in a loss if additional unanticipated costs should be incurred.

•	The Company will focus on growing the Harsco Rail Segment through disciplined organic expansion and acquisitions that improve competitive positioning in core markets or adjacent markets.

Results of Operations

	Three Months Ended
	March 31
(In millions, except per share amounts)	2016	2015
Revenues from continuing operations	$353.3	$451.6
Cost of services and products sold	283.1	361.1
Selling, general and administrative expenses	50.8	63.9
Research and development expenses	0.9	0.9
Other (income) expenses	9.1	(13.2)
Operating income from continuing operations	9.4	38.9
Interest income	0.5	0.3
Interest expense	(12.4)	(11.9)
Change in fair value to the unit adjustment liability and loss on dilution of equity method investment	(12.2)	(2.2)
Income tax benefit (expense) from continuing operations	2.2	(12.9)
Equity in income of unconsolidated entities, net	3.2	4.1
Income (loss) from continuing operations	(9.3)	16.2
Diluted earnings (loss) per common share from continuing operations attributable to Harsco Corporation common stockholders	(0.13)	0.20
Effective income tax rate for continuing operations	14.8%	51.4%

Comparative Analysis of Consolidated Results

Revenues
Revenues for the first quarter of 2016 decreased $98.3 million or 21.8% from the first quarter of 2015. Changes in revenues for the periods presented were attributable to the following significant items:

Change in Revenues — 2016 vs. 2015	Three Months Ended
(In millions)	March 31, 2016
Net impacts of price/volume changes in the Harsco Industrial Segment, primarily attributable to volume changes.	$(36.0)
Net impact of new and lost contracts (including exited underperforming contracts) in the Harsco Metals & Minerals Segment.	(23.8)
Net impacts of price/volume changes in the Harsco Metals & Minerals Segment, primarily attributable to volume changes.	(20.6)
Impact of foreign currency translation.	(18.8)
Net impacts of price/volume changes in the Harsco Rail Segment, primarily attributable to volume changes, including the effect of the Protran and JK Rail acquisitions.	0.8
Other.	0.1
Total change in revenues — 2016 vs. 2015	$(98.3)

Cost of Services and Products Sold
Cost of services and products sold for the first quarter of 2016 decreased $78.0 million or 21.6% from the first quarter of 2015. Changes in cost of services and products sold for the periods presented were attributable to the following significant items:

Change in Cost of Services and Products Sold — 2016 vs. 2015	Three Months Ended
(In millions)	March 31, 2016
Decreased costs due to changes in revenues (exclusive of the effects of foreign currency translation and fluctuations in commodity costs included in selling prices).	$(58.3)
Impact of foreign currency translation.	(17.5)
Other	(2.2)
Total change in cost of services and products sold — 2016 vs. 2015	$(78.0)

Selling, General and Administrative Expenses
Selling, general and administrative expenses for the first quarter of 2016 decreased $13.1 million or 20.5% from the first quarter of 2015.  This decrease was primarily related to the impact of lower compensation costs associated with Project Orion in the Harsco Metals & Minerals Segment; lower professional fees; decreased agent and broker commissions in the Harsco Industrial Segment due to lower volume; lower pension expense; and foreign currency translation.

Other (Income) Expenses
This income statement classification includes: net gains on disposal of non-core assets, certain foreign currency gains, employee termination benefit costs, costs associated with the potential separation of the Harsco Metals & Minerals Segment, impaired asset write-downs, other costs to exit activities. Additional information on Other expenses is included in Note 13, Other (Income) Expenses, in Part I, Item 1, Financial Statements.

	Three Months Ended
	March 31
(In thousands)	2016	2015
Net gains	$(652)	$(3,790)
Foreign currency gains related to Harsco Rail Segment advances on contracts	—	(10,940)
Employee termination benefit costs	5,772	1,403
Harsco Metals & Minerals Segment separation costs	3,287	—
Other costs to exit activities	182	122
Impaired asset write-downs	93	—
Other	441	—
Other (income) expenses	$9,123	$(13,205)

Interest Expense
Interest expense during the first quarter of 2016 increased $0.5 million from the first quarter of 2015.  The increase primarily relates to increased interest rates associated with the Company's Senior Secured Credit Facilities partially offset by lower debt levels.

Change in Fair Value to the Unit Adjustment Liability and Loss on Dilution of Equity Method Investment
The Change in fair value to the unit adjustment liability and loss on dilution of equity method investment during the first quarter of 2016 increased by $10.0 million from the first quarter of 2015. The increase resulted from the Company's election not to make the quarterly cash payments to the Company's partner in the Infrastructure strategic venture for the remainder of 2016. Instead, the Company will transfer approximately 3% of its ownership interest in satisfaction of the Company's 2016 obligation related to the unit adjustment liability. This is a non-cash expense. See Note 4, Equity Method Investments and Note 11, Derivative Instruments, Hedging Activities and Fair Value, in Part I, Item 1, Financial Statements for additional information.

Income Tax Benefit (Expense)
The income tax benefit related to continuing operations for the first quarter of 2016 was $2.2 million compared with income tax expense related to continuing operations of $12.9 million for the first quarter of 2015. The change in income tax benefit (expense) for the first quarter of 2016 compared with the first quarter of 2015 is primarily due to the decrease in income in profitable jurisdictions, as well as the expiration of statute of limitations for uncertain tax positions in certain foreign jurisdictions in 2016.

Income (Loss) from Continuing Operations
The Loss from continuing operations was $9.3 million in the first quarter of 2016 compared with Income from continuing operations of $16.2 million in the first quarter of 2015. This change is primarily related to decreased operating income from continuing operations and the loss on dilution of the Company's equity method investment in the Infrastructure strategic venture, partially offset by an income tax benefit in the current year compared to income tax expense in prior year.

Liquidity and Capital Resources
Overview
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
During the first three months of 2016, the Company used $3.0 million in operating cash flow, a decrease from the $10.5 million generated in the first three months of 2015. In the first three months of 2016, the Company invested $17.0 million in capital expenditures, mostly for the Harsco Metals & Minerals Segment, compared with $31.6 million in the first three months of 2015. The Company generated $2.8 million in cash flow from asset sales in the first three months of 2016 compared with $6.8 million in the first three months of 2015. Asset sales have been a normal part of the Company's business model, primarily for the Harsco Metals & Minerals Segment. The Company paid $4.1 million and $16.4 million in dividends to stockholders in the first three months of 2016 and 2015, respectively. The Company has suspended the quarterly dividend to preserve financial flexibility. The Board of Directors will continue to evaluate the Company's dividend policy each quarter.
The Company's net cash payments on debt were $14.3 million in the first three months of 2016, principally due to the utilization of proceeds from the termination of a cross-currency interest rate swap. The Company’s consolidated net debt to consolidated EBITDA ratio was 3.0 to 1.0 at March 31, 2016.
Sources and Uses of Cash
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

The Company’s principal sources of liquidity are cash provided by operations and borrowings under its Senior Secured Credit Facilities, augmented by cash proceeds from asset sales.  The primary drivers of the Company’s cash flow from operations are the Company’s revenues and income.  Cash returns on capital investments made in the prior years, for which limited cash is currently required, are a significant source of cash provided by operations.  Depreciation expense related to these investments is a non-cash charge.
The Company plans to redeploy discretionary cash primarily for debt reduction, and secondarily for disciplined organic growth and international or market segment diversification; for growth in long-term, higher-return service contracts for the Harsco Metals & Minerals Segment, principally in targeted growth markets or for customer diversification; and for strategic investments or possible acquisitions in the Harsco Rail and Harsco Industrial Segments.

Resources available for cash requirements for operations and growth initiatives
In addition to utilizing cash provided by operations and cash proceeds from asset sales, the Company has bank credit facilities available throughout the world.  The Company also utilizes capital leases to finance the acquisition of certain equipment when appropriate, which allows the Company to minimize capital expenditures. The Company expects to continue to utilize all of these sources to meet future cash requirements for operations and growth initiatives.
The following table illustrates the Company's available credit at March 31, 2016:

	March 31, 2016
(In millions)	Facility Limit	Outstanding Balance	Outstanding Letters of Credit	Available Credit
Multi-year revolving credit agreement	$350.0	$157.0	$44.9	$148.1

At March 31, 2016, the Company had $403.9 million of borrowings under the Senior Secured Credit Facilities consisting of $246.9 million under the Term Loan Facility and $157.0 million under the Revolving Credit Facility. At March 31, 2016, of this balance, $334.9 million was classified as long-term debt, $53.4 million was classified as short-term borrowings and $15.6 million was classified as current maturities of long-term debt in the Condensed Consolidated Balance Sheets. At December 31, 2015, the Company had $415.0 million of borrowings under the Senior Secured Credit Facilities consisting of $250.0 million under the Term Loan Facility and $165.0 million under the Revolving Credit Facility. At December 31, 2015, of this balance, $380.5 million was classified as long-term debt, $22.0 million was classified as short-term borrowings and $12.5 million was classified as current maturities of long-term debt in the Condensed Consolidated Balance Sheets. Classification of such balances is based on the Company's ability and intent to repay such amounts over the subsequent twelve months, as well as reflects the Company's ability and intent to borrow for a period longer than a year. To the extent the Company expects to repay any amounts within the subsequent twelve months, the amounts are classified as short-term borrowings or current maturities of long-term debt.

Working Capital Position
Changes in the Company’s working capital are reflected in the following table:

(Dollars in millions)	March 31 2016		December 31 2015		Increase (Decrease)
Current Assets
Cash and cash equivalents	$70.4		$79.8		$(9.4)
Trade accounts receivable, net	252.7		254.9		(2.2)
Other receivables	19.5		30.4		(10.9)
Inventories	233.3		217.0		16.4
Other current assets	75.5		82.5		(7.0)
Total current assets	651.4		664.5		(13.1)
Current Liabilities
Short-term borrowings and current maturities	89.6		55.3		34.2
Accounts payable	119.6		136.0		(16.4)
Accrued compensation	36.1		38.9		(2.8)
Income taxes payable	4.9		4.4		0.5
Advances on contracts	102.0		107.3		(5.3)
Due to unconsolidated affiliate	7.7		7.7		—
Unit adjustment liability	5.8		22.3		(16.5)
Other current liabilities	138.7		134.2		4.6
Total current liabilities	504.5		506.1		(1.7)
Working Capital	$146.9		$158.4		$(11.5)
Current Ratio (a)	1.3	:1	1.3	:1

(a) Calculated as Total current assets divided by Total current liabilities.
Working capital decreased $11.5 million or 7.2% for the first three months of 2016 due primarily to the following factors:

•	Working capital was negatively impacted by an increase in Short-term borrowings and current maturities of $34.2 million primarily due to the timing of expected debt payments; and

•	Working capital was negatively impacted by a decrease in Other receivables of $10.9 million primarily due to income tax refunds received and proceeds received for certain asset sales.

These working capital decreases were partially offset by the following factors:

•
Working capital was positively affected by a decrease in the Unit adjustment liability of $16.5 million due to the Company's decision not to make cash payments to the Company's partner in the Infrastructure strategic venture. See Note 4, Equity Method Investments and Note 11, Derivative Instruments, Hedging Activities and Fair Value, in Part I, Item 1, Financial Statements for additional information.

•	Working capital was positively affected by an increase in inventories of $16.4 million primarily due to the timing of inventory purchases in the Harsco Rail Segment, including the SBB project; and

•	Working capital was positively affected by a decrease in Accounts payable of $16.4 million primarily due to the timing of payments.
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
The Company has historically generated the majority of its cash flows in the second half of the year, which is the result of higher income during the latter part of the year.   Additionally, the Company’s cash flows have been negatively impacted in the near term by reduced steel production, weaker commodity prices and demand, and the impact of site exits in the Harsco Metals & Minerals Segment.
Cash Flow Summary
The Company’s cash flows from operating, investing and financing activities, as reflected in the Condensed Consolidated Statements of Cash Flows, are summarized in the following table:

	Three Months Ended
	March 31
(In millions)	2016	2015
Net cash provided (used) by:
Operating activities	$(3.0)	$10.5
Investing activities	(8.7)	(34.9)
Financing activities	(2.7)	21.2
Effect of exchange rate changes on cash	5.0	7.0
Net change in cash and cash equivalents	$(9.4)	$3.7

Cash provided (used) by operating activities — Net cash used by operating activities in the first three months of 2016 was $3.0 million, a decrease of $13.4 million from cash provided by operating activities in the first three months of 2015.  The decrease is primarily attributable to lower cash net income and timing of accounts payable, and inventory purchases partially offset by the timing of accounts receivable invoicing and collections.
Included in the Cash flows from operating activities section of the Condensed Consolidated Statement of Cash Flows is the caption Other, net. For the three months ended March 31, 2016, this caption principally consists of the settlement of certain foreign currency exchange forward contracts which are reflected in cash flows from investing activities. For the three months ended March 31, 2015, this caption consisted principally of the Harsco Rail Segment foreign exchange gain which is reflected in the Effect of exchange rate changes on cash caption.

Also included in the Cash flows from operating activities section of the Condensed Consolidated Statements of Cash Flows is the caption, Other assets and liabilities. For the three months ended March 31, 2016 and 2015, the decreases in this caption were $9.6 million and $8.9 million, respectively. A summary of the major components of this caption for the periods presented is as follows:

	Three Months Ended
	March 31
(In millions)	2016	2015
Net cash provided (used) by:
Change in net defined benefit pension liabilities	$(10.2)	$(15.0)
Change in prepaid expenses	5.8	0.4
Change in accrued taxes	(7.6)	6.6
Other	2.4	(0.9)
Total	$(9.6)	$(8.9)
Cash used by investing activities — Net cash used by investing activities in the first three months of 2016 was $8.7 million, a decrease of $26.2 million from the first three months of 2015.  The decrease was primarily due to a lower level of capital expenditures in the Harsco Metals & Minerals and Harsco Industrial Segments; a decrease in cash paid for the purchases of businesses in the Harsco Rail Segment; and no cash payment related to the unit adjustment liability related to Brand in the first three months of 2016.
Cash provided (used) by financing activities — Net cash used by financing activities in the first three months of 2016 was $2.7 million, a decrease of $23.8 million from cash provided by financing activities in the first three months of 2015.  The change was primarily due to net cash payments on debt of $14.3 million in the first three months of 2016 compared with net cash borrowings of $51.8 million in the first three months of 2015. This was partially offset by proceeds from the termination of a cross-currency interest rate swap, lower cash dividends and no repurchases of the Company's common stock occurring the first three months of 2016.
Debt Covenants
The Credit Agreement contains a consolidated net debt to consolidated EBITDA ratio covenant, which is not to exceed 4.0 to 1.0, and a minimum consolidated EBITDA to consolidated interest charges ratio covenant, which is not to be less than 3.0 to 1.0. The consolidated net debt to consolidated EBITDA ratio covenant is reduced to 3.75 to 1.0 after December 31, 2016 and to 3.5 to 1.0 after June 30, 2017. Additionally, upon the completion of the potential separation of the Harsco Metals & Minerals Segment, the Company would be required to repay the Term Loan Facility, and the consolidated net debt to consolidated EBITDA ratio would be reduced to 3.0 to 1.0 for the Credit Agreement. The Company’s 5.75% notes include covenants that require the Company to offer to repurchase the notes at 101% of par in the event of a change of control of the Company or disposition of substantially all of the Company’s assets in combination with a downgrade in the Company’s credit rating to non-investment grade.  At March 31, 2016, the Company was in compliance with these covenants, as the total net debt to consolidated EBITDA ratio was 3.0 to 1.0 and total consolidated EBITDA to consolidated interest charges was 5.9 to 1.0. Based on balances and covenants in effect at March 31, 2016, the Company could increase net debt by $282.7 million and still be in compliance with these debt covenants.  The Company expects to continue to be in compliance with these debt covenants for at least the next twelve months.

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

At March 31, 2016, the Company's consolidated cash and cash equivalents included $69.1 million held by non-U.S. subsidiaries. At March 31, 2016, approximately 10% of the Company's consolidated cash and cash equivalents had regulatory restrictions that would preclude the transfer of funds with and among subsidiaries. The cash and cash equivalents held by non-U.S. subsidiaries also included $19.1 million held in consolidated strategic ventures. The strategic venture agreements may require strategic venture partner approval to transfer funds with and among subsidiaries. While the Company's remaining non-U.S. cash and cash equivalents can be transferred with and among subsidiaries, the majority of these non-U.S. cash balances will be used to support the ongoing working capital needs and continued growth of the Company's non-U.S. operations.
The Company's financial position and debt capacity should enable it to meet current and future requirements. The Company continues to assess its capital needs in the context of operational trends, capital market conditions and strategic initiatives.

Recently Adopted and Recently Issued Accounting Standards

Information on recently adopted and recently issued accounting standards is included in Note 2, Recently Adopted and Recently Issued Accounting Standards, in Part I, Item 1, Financial Statements.

ITEM 3     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risks have not changed significantly from those disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

ITEM 4.        CONTROLS AND PROCEDURES

Based on the evaluation required by Securities Exchange Act Rules 13a-15(b) and 15d-15(b), the Company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of disclosure controls and procedures, as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e), at March 31, 2016.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective at March 31, 2016.  There have been no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting during the first quarter of 2016.

PART II — OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS
Information on legal proceedings is included in Note 9, Commitments and Contingencies, in Part I, Item 1, Financial Statements.
ITEM 1A.     RISK FACTORS
The Company's risk factors as of March 31, 2016 have not changed materially from those described in Part 1, Item 1A, “Risk Factors,” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

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

HARSCO CORPORATION
(Registrant)

DATE	May 4, 2016	/s/ PETER F. MINAN
Peter F. Minan
Senior Vice President and Chief Financial Officer
(On behalf of the registrant and as Principal Financial and Chief Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
10.1	Form of Performance Share Units Agreement (effective for grants on or after April 26, 2016).
10.2	Form of Restricted Stock Units Agreement (effective for grants on or after April 26, 2016).
10.3	Form of Stock Appreciation Rights Agreement (effective for grants on or after April 26, 2016).
31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).
31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).
32	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer).
101
The following financial statements from Harsco Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 filed with the Securities and Exchange Commission on May 4, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iv) the Condensed Consolidated Statements of Cash Flows; (v) the Condensed Consolidated Statements of Equity; and (vi) the Notes to Condensed Consolidated Financial Statements.