Form 10-Q
period 2016-06-30
HARSCO CORP
filed 2016-08-04
CIK 45876

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2016
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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐  NO ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 29, 2016
Common stock, par value $1.25 per share	80,174,963

HARSCO CORPORATION
FORM 10-Q

PART I — FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

HARSCO CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands)	June 30 2016	December 31 2015
ASSETS
Current assets:
Cash and cash equivalents	$69,238	$79,756
Trade accounts receivable, net	265,241	254,877
Other receivables	16,875	30,395
Inventories	208,243	216,967
Other current assets	80,503	82,527
Total current assets	640,100	664,522
Investments	236,112	252,609
Property, plant and equipment, net	531,292	564,035
Goodwill	394,423	400,367
Intangible assets, net	47,078	53,043
Other assets	110,016	126,621
Total assets	$1,959,021	$2,061,197
LIABILITIES
Current liabilities:
Short-term borrowings	$10,129	$30,229
Current maturities of long-term debt	35,588	25,084
Accounts payable	113,532	136,018
Accrued compensation	40,736	38,899
Income taxes payable	7,192	4,408
Dividends payable	—	4,105
Insurance liabilities	11,927	11,420
Advances on contracts and other customer advances	107,912	107,250
Due to unconsolidated affiliate	7,715	7,733
Unit adjustment liability	11,681	22,320
Other current liabilities	121,536	118,657
Total current liabilities	467,948	506,123
Long-term debt	832,339	845,621
Deferred income taxes	15,364	12,095
Insurance liabilities	25,078	30,400
Retirement plan liabilities	210,482	241,972
Due to unconsolidated affiliate	14,138	13,674
Unit adjustment liability	52,510	57,614
Other liabilities	40,213	42,895
Total liabilities	1,658,072	1,750,394
COMMITMENTS AND CONTINGENCIES
HARSCO CORPORATION STOCKHOLDERS’ EQUITY
Preferred stock	—	—
Common stock	140,622	140,503
Additional paid-in capital	169,048	170,699
Accumulated other comprehensive loss	(488,302)	(515,688)
Retained earnings	1,199,313	1,236,355
Treasury stock	(760,391)	(760,299)
Total Harsco Corporation stockholders’ equity	260,290	271,570
Noncontrolling interests	40,659	39,233
Total equity	300,949	310,803
Total liabilities and equity	$1,959,021	$2,061,197

See accompanying notes to unaudited condensed consolidated financial statements.

HARSCO CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
(In thousands, except per share amounts)	2016	2015	2016	2015
Revenues from continuing operations:
Service revenues	$249,626	$292,209	$475,120	$579,637
Product revenues	120,307	163,538	248,094	327,689
Total revenues	369,933	455,747	723,214	907,326
Costs and expenses from continuing operations:
Cost of services sold	191,508	243,838	381,325	489,699
Cost of products sold	125,388	116,561	218,632	231,782
Selling, general and administrative expenses	49,520	58,463	100,304	122,365
Research and development expenses	956	1,514	1,838	2,433
Other (income) expenses	1,247	(358)	10,370	(13,563)
Total costs and expenses	368,619	420,018	712,469	832,716
Operating income from continuing operations	1,314	35,729	10,745	74,610
Interest income	552	431	1,087	687
Interest expense	(13,805)	(11,818)	(26,168)	(23,702)
Change in fair value to the unit adjustment liability and loss on dilution of equity method investment	(1,489)	(2,164)	(13,706)	(4,409)
Income (loss) from continuing operations before income taxes and equity income (loss)	(13,428)	22,178	(28,042)	47,186
Income tax expense	(12,000)	(7,105)	(9,834)	(19,960)
Equity in income (loss) of unconsolidated entities, net	(694)	(7,584)	2,481	(3,501)
Income (loss) from continuing operations	(26,122)	7,489	(35,395)	23,725
Discontinued operations:
Income (loss) on disposal of discontinued business	2,886	434	2,380	(212)
Income tax benefit (expense) related to discontinued business	(1,065)	(161)	(878)	78
Income (loss) from discontinued operations	1,821	273	1,502	(134)
Net income (loss)	(24,301)	7,762	(33,893)	23,591
Less: Net income attributable to noncontrolling interests	(1,872)	(1,187)	(3,149)	(1,752)
Net income (loss) attributable to Harsco Corporation	$(26,173)	$6,575	$(37,042)	$21,839
Amounts attributable to Harsco Corporation common stockholders:
Income (loss) from continuing operations, net of tax	$(27,994)	$6,302	$(38,544)	$21,973
Income (loss) from discontinued operations, net of tax	1,821	273	1,502	(134)
Net income (loss) attributable to Harsco Corporation common stockholders	$(26,173)	$6,575	$(37,042)	$21,839

Weighted-average shares of common stock outstanding	80,337	80,221	80,288	80,230
Basic earnings (loss) per common share attributable to Harsco Corporation common stockholders:
Continuing operations	$(0.35)	$0.08	$(0.48)	$0.27
Discontinued operations	0.02	—	0.02	—
Basic earnings (loss) per share attributable to Harsco Corporation common stockholders	$(0.33)	$0.08	$(0.46)	$0.27

Diluted weighted-average shares of common stock outstanding	80,337	80,418	80,288	80,385
Diluted earnings (loss) per common share attributable to Harsco Corporation common stockholders:
Continuing operations	$(0.35)	$0.08	$(0.48)	$0.27
Discontinued operations	0.02	—	0.02	—
Diluted earnings (loss) per share attributable to Harsco Corporation common stockholders	$(0.33)	$0.08	$(0.46)	$0.27

Cash dividends declared per common share	$—	$0.205	$—	$0.410

See accompanying notes to unaudited condensed consolidated financial statements.

HARSCO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)

	Three Months Ended
	June 30
(In thousands)	2016	2015
Net income (loss)	$(24,301)	$7,762
Other comprehensive income (loss):
Foreign currency translation adjustments, net of deferred income taxes of $(4,977) and $4,542 in 2016 and 2015, respectively	(14,394)	(8,975)
Net loss on cash flow hedging instruments, net of deferred income taxes of $401 and $984 in 2016 and 2015, respectively	(144)	(1,693)
Pension liability adjustments, net of deferred income taxes of $(517) and $(469) in 2016 and 2015, respectively	21,855	(17,077)
Unrealized gain on marketable securities, net of deferred income taxes of $(2) and $(1) in 2016 and 2015, respectively	4	4
Total other comprehensive income (loss)	7,321	(27,741)
Total comprehensive loss	(16,980)	(19,979)
Less: Comprehensive income attributable to noncontrolling interests	(1,183)	(846)
Comprehensive loss attributable to Harsco Corporation	$(18,163)	$(20,825)

	Six Months Ended
	June 30
(In thousands)	2016	2015
Net income (loss)	$(33,893)	$23,591
Other comprehensive income (loss):
Foreign currency translation adjustments, net of deferred income taxes of $(8,554) and $2,892 in 2016 and 2015, respectively	(2,773)	(37,817)
Net gain (loss) on cash flow hedging instruments, net of deferred income taxes of $415 and $(538) in 2016 and 2015, respectively	(2,551)	5,881
Pension liability adjustments, net of deferred income taxes of $(1,034) and $(939) in 2016 and 2015, respectively	32,295	8,216
Unrealized loss on marketable securities, net of deferred income taxes of $2 and $3 in 2016 and 2015, respectively	(3)	(4)
Total other comprehensive income (loss)	26,968	(23,724)
Total comprehensive loss	(6,925)	(133)
Less: Comprehensive income attributable to noncontrolling interests	(2,731)	(647)
Comprehensive loss attributable to Harsco Corporation	$(9,656)	$(780)

See accompanying notes to unaudited condensed consolidated financial statements.

HARSCO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
	June 30
(In thousands)	2016	2015
Cash flows from operating activities:
Net income (loss)	$(33,893)	$23,591
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	65,736	73,507
Amortization	5,926	6,073
Change in fair value to the unit adjustment liability and loss on dilution of equity method investment	13,706	4,409
Deferred income tax expense (benefit)	(2,857)	2,355
Equity in (income) loss of unconsolidated entities, net	(2,481)	3,501
Dividends from unconsolidated entities	16	—
Contract loss provision for Harsco Rail Segment	40,050	—
Other, net	4,257	(17,473)
Changes in assets and liabilities:
Accounts receivable	3,011	(10,698)
Inventories	(23,791)	(31,192)
Accounts payable	(16,399)	11,437
Accrued interest payable	(36)	(163)
Accrued compensation	1,237	(6,870)
Advances on contracts and other customer advances	(1,109)	8,246
Harsco 2011/2012 Restructuring Program accrual	—	(101)
Other assets and liabilities	(24,791)	(21,404)
Net cash provided by operating activities	28,582	45,218

Cash flows from investing activities:
Purchases of property, plant and equipment	(32,176)	(63,246)
Proceeds from sales of assets	5,115	13,351
Purchases of businesses, net of cash acquired	(26)	(7,757)
Payment of unit adjustment liability	—	(11,160)
Other investing activities, net	(616)	(4,783)
Net cash used by investing activities	(27,703)	(73,595)

Cash flows from financing activities:
Short-term borrowings, net	1,949	(3,046)
Current maturities and long-term debt:
Additions	50,019	92,980
Reductions	(75,608)	(16,152)
Cash dividends paid on common stock	(4,105)	(32,891)
Dividends paid to noncontrolling interests	(1,702)	(1,559)
Purchase of noncontrolling interests	(4,731)	—
Common stock acquired for treasury	—	(12,143)
Proceeds from cross-currency interest rate swap termination	16,625	—
Other financing activities, net	(895)	(2,192)
Net cash provided (used) by financing activities	(18,448)	24,997

Effect of exchange rate changes on cash	7,051	7,685
Net increase (decrease) in cash and cash equivalents	(10,518)	4,305
Cash and cash equivalents at beginning of period	79,756	62,843
Cash and cash equivalents at end of period	$69,238	$67,148

See accompanying notes to unaudited condensed consolidated financial statements.

HARSCO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (Unaudited)

	Harsco Corporation Stockholders’ Equity
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests
(In thousands, except share amounts)	Issued	Treasury					Total
Balances, January 1, 2015	$140,444	$(749,815)	$165,666	$1,283,549	$(532,256)	$44,322	$351,910
Net income				21,839		1,752	23,591
Cash dividends declared:
Common @ $0.41 per share				(32,797)			(32,797)
Noncontrolling interests						(1,559)	(1,559)
Total other comprehensive loss, net of deferred income taxes of $1,418					(22,619)	(1,105)	(23,724)
Contributions from noncontrolling interests						2,100	2,100
Sale of investment in consolidated subsidiary						200	200
Vesting of restricted stock units and other stock grants, net 30,705 shares	58	(259)	(97)				(298)
Treasury shares repurchased, 596,632 shares		(10,220)					(10,220)
Amortization of unearned portion of stock-based compensation, net of forfeitures			2,255				2,255
Balances, June 30, 2015	$140,502	$(760,294)	$167,824	$1,272,591	$(554,875)	$45,710	$311,458

	Harsco Corporation Stockholders’ Equity
(In thousands)	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests
	Issued	Treasury					Total
Balances, January 1, 2016	$140,503	$(760,299)	$170,699	$1,236,355	$(515,688)	$39,233	$310,803
Net income (loss)				(37,042)		3,149	(33,893)
Cash dividends declared:
Noncontrolling interests						(1,702)	(1,702)
Total other comprehensive income (loss), net of deferred income taxes of $(9,171)					27,386	(418)	26,968
Purchase of subsidiary shares from noncontrolling interest			(5,128)			397	(4,731)
Vesting of restricted stock units and other stock grants, net 80,598 shares	119	(92)	(595)				(568)
Amortization of unearned portion of stock-based compensation, net of forfeitures			4,072				4,072
Balances, June 30, 2016	$140,622	$(760,391)	$169,048	$1,199,313	$(488,302)	$40,659	$300,949

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
Operating results and cash flows for the three and six months ended June 30, 2016 are not indicative of the results that may be expected for the year ending December 31, 2016.
Reclassifications
Certain reclassifications have been made to prior year amounts to conform with current year classifications.

Significant Accounting Policies - Revenue Recognition
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

Certain contracts within the Harsco Rail Segment, which meet specific criteria established in U.S. GAAP, are accounted for as long-term contracts. The Company recognizes revenues on two contracts from the federal railway system of Switzerland ("SBB") based on the percentage of completion (units-of-delivery) method of accounting, whereby revenues and estimated average costs of the units to be produced under the contracts are recognized as deliveries are made or accepted. Contract revenues and cost estimates are reviewed and revised, at a minimum quarterly, and adjustments are reflected in the accounting period as such amounts are determined.

Change in Estimates
Accounting for contracts using the percentage-of-completion method requires judgment relative to assessing risks, estimating contract revenues and costs (including estimating any liquidating damages or penalties related to performance) and making assumptions for schedule and technical items. Due to the number of years it may take to complete these contracts and the scope and nature of the work required to be performed on those contracts, estimating total sales and costs at completion is inherently complicated and subject to many variables and, accordingly estimates are subject to change. When adjustments in estimated total contract sales or estimated total costs are required, any changes from prior estimates are recognized in the current period for the inception-to-date effect of such changes. When estimates of total costs to be incurred on a contract, using the percentage-of-completion method, exceed estimates of total sales to be earned, a provision for the entire loss on the contract is recorded in the period in which the loss is determined.

During the second quarter of 2016, as a result of increased vendor costs, ongoing discussions with the customer, and increased estimates for commissioning, certification and testing costs, as well as expected settlements with respect to the customer, the Company has concluded it will have a loss on the contracts with SBB. The majority of the equipment deliveries and related revenue recognition under these contracts are expected in 2017 through 2020. The Company recognized an estimated loss provision related to the SBB contracts of $40.1 million at June 30, 2016 in the caption Costs of products sold in the Condensed Consolidated Statements of Operations. There was no loss provision at December 31, 2015. See Note 3, Accounts Receivable and Inventories, for additional information related to the SBB contracts.

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
On January 1, 2016, the Company adopted changes issued by the FASB related to simplifying the presentation of debt issuance costs. The changes required that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct reduction from the carrying amount of that debt liability. In August 2015, the FASB added guidance about the presentation and subsequent measurement of debt issuance costs associated with line-of-credit arrangements. The changes became effective for the Company on January 1, 2016. The adoption of these changes resulted in the reclassification of approximately $10 million in deferred financing costs from Other assets to Long-term debt on the Company's Condensed Consolidated Balance Sheets for all periods presented.
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
The following accounting standards have been issued and become effective for the Company at a future date:
In May 2014, the FASB issued changes related to the recognition of revenue from contracts with customers. The changes clarify the principles for recognizing revenue and develop a common revenue standard. The core principle of the changes is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The changes also require additional disclosures related to revenue recognition. In July 2015, the FASB deferred the effective date of these changes by one year, but will permit entities to adopt one year earlier. During 2016, the FASB clarified the implementation guidance for principal versus agent considerations, identifying performance obligations, accounting for intellectual property licenses, collectability, non-cash consideration and the presentation of sales and other similar taxes, as well as introduced practical expedients related to disclosures of remaining performance obligations. These changes become effective for the Company on January 1, 2018. Management is currently evaluating these changes.
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
In November 2015, the FASB issued changes that require deferred tax assets and liabilities to be classified as noncurrent in a classified statement of financial position. The changes apply to all entities that present a classified statement of financial position. The current requirement that deferred tax assets and liabilities of a tax-paying component of an entity be offset and presented as a single amount is not affected. The changes become effective for the Company on January 1, 2017. Had these changes been adopted, the Company's working capital would have decreased by approximately $34 million and $38 million at June 30, 2016 and December 31, 2015, respectively.
In February 2016, the FASB issued changes in accounting for leases. The changes introduce a lessee model that brings most leases on the balance sheet. The changes also align many of the underlying principles of the new lessor model with those in the FASB’s new revenue recognition standard. Furthermore, the changes address other concerns related to the current leases model such as eliminating the requirement in current guidance for an entity to use bright-line tests in determining lease classification. The changes also require lessors to increase the transparency of their exposure to changes in value of their residual assets and how they manage that exposure. The changes become effective for the Company on January 1, 2019. The Company is currently evaluating the impact of these changes on its condensed consolidated financial statements.

In March 2016, the FASB issued changes related to the simplification of several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The changes become effective for the Company on January 1, 2017. The Company is currently evaluating the impact of these changes on its condensed consolidated financial statements.

3.    Accounts Receivable and Inventories
Accounts receivable consist of the following:

(In thousands)	June 30 2016	December 31 2015
Trade accounts receivable	$278,424	$280,526
Less: Allowance for doubtful accounts	(13,183)	(25,649)
Trade accounts receivable, net	$265,241	$254,877

Other receivables (a)	$16,875	$30,395
(a) Other receivables include insurance claim receivables, employee receivables, tax claim receivables, receivables from affiliates and other miscellaneous receivables not included in Trade accounts receivable, net.
The decrease in Allowance for doubtful accounts in 2016 is due to the write-off of previously reserved accounts receivable balances.
The provision for doubtful accounts related to trade accounts receivable was as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
(In thousands)	2016	2015	2016	2015
Provision for doubtful accounts related to trade accounts receivable	$323	$414	$177	$610

Inventories consist of the following:

(In thousands)	June 30 2016	December 31 2015
Finished goods	$38,207	$32,586
Work-in-process	29,349	30,959
Contracts-in-process	44,335	55,786
Raw materials and purchased parts	69,975	70,755
Stores and supplies	26,377	26,881
Inventories	$208,243	$216,967

Contracts-in-process consist of the following:

(In thousands)	June 30 2016	December 31 2015
Contract costs accumulated to date	78,922	55,786
Estimated loss provisions for contracts-in-process (a)	(34,587)	—
Contracts-in-process	44,335	55,786

(a)
To the extent that the estimated loss provision exceeds accumulated contract costs it is included in the caption Other current liabilities on the Condensed Consolidated Balance Sheets. At June 30, 2016 this amount totaled $5.5 million.

At June 30, 2016 and December 31, 2015, the Company has $84.7 million and $82.7 million, of customer advances related to contracts-in-process. These amounts are included in the caption Advances on contracts and other customer advances on the Condensed Consolidated Balance Sheets.

4. Equity Method Investments

In November 2013, the Company sold the Company's Harsco Infrastructure Segment into a strategic venture with Clayton, Dubilier & Rice ("CD&R") as part of a transaction that combined the Harsco Infrastructure Segment with Brand Energy & Infrastructure Services, Inc., which CD&R simultaneously acquired (the "Infrastructure Transaction"). As a result of the Infrastructure Transaction, the Company retained an equity interest in Brand Energy & Infrastructure Service, Inc. and Subsidiaries ("Brand" or the "Infrastructure strategic venture") which is accounted for as an equity method investment in accordance with U.S. GAAP. The Company's equity interest in Brand at June 30, 2016 and December 31, 2015 was approximately 26% and approximately 29%, respectively.

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

In March 2016, the Company elected not to make the quarterly cash payments to the Company's partner in the Infrastructure strategic venture for the remainder of 2016. Instead, the Company will transfer approximately 3% of its ownership interest in satisfaction of the Company's 2016 obligation related to the unit adjustment liability. As a result of not making the quarterly cash payments for 2016, the Company's ownership interest in the Infrastructure strategic venture decreased by approximately 3% and the value of the unit adjustment liability was updated to reflect this change. Accordingly, the book value of the Company's equity method investment in Brand decreased by $29.4 million and the unit adjustment liability decreased by
$19.1 million. The resulting net loss of $10.3 million was recognized in the Condensed Consolidated Statement of Operations caption Change in fair value to the unit adjustment liability and loss on dilution of equity method investment. This net loss is non-cash expense.

For the three and six months ended June 30, 2016, the Company recognized $1.5 million and $3.4 million, respectively, of change in fair value to the unit adjustment liability, exclusive of the fair value adjustment resulting from the decision not to make the quarterly payments in 2016, in the Condensed Consolidated Statement of Operations caption Change in fair value to the unit adjustment liability and loss on dilution of equity method investment. This compared to $2.2 million and $4.4 million for the three and six months ended June 30, 2015, respectively. The Condensed Consolidated Balance Sheets as of
June 30, 2016 and December 31, 2015 include balances related to the unit adjustment liability of $64.2 million and
$79.9 million, respectively, in the current and non-current captions, Unit adjustment liability. A reconciliation of beginning and ending balances related to the unit adjustment liability is included in Note 11, Derivative Instruments, Hedging Activities and Fair Value.

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

The book value of the Company's equity method investment in Brand at June 30, 2016 and December 31, 2015 was
$233.9 million and $250.1 million, respectively. The Company's proportionate share of Brand's net income or loss is recorded one quarter in arrears.

Brand's results of operations are summarized as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
(In thousands)	2016	2015	2016	2015
Net revenues	$750,394	$677,527	$1,551,146	$1,481,726
Gross profit	148,972	134,705	329,549	331,946
Net income (loss) attributable to Brand Energy & Infrastructure Services, Inc. and Subsidiaries	(2,682)	(26,418)	8,378	(12,201)

Harsco's equity in income (loss) of Brand	(694)	(7,584)	2,481	(3,501)

Balances related to transactions between the Company and Brand are as follows:

(In thousands)	June 30 2016	December 31 2015
Balances due from Brand	$1,101	$1,557
Balances due to Brand	21,853	21,407

The remaining balances between the Company and Brand, at June 30, 2016, relate primarily to transition services and the funding of certain transferred defined benefit pension plan obligations through 2018. There is not expected to be any significant level of revenue or expense between the Company and Brand on an ongoing basis.

5.     Property, Plant and Equipment
Property, plant and equipment consists of the following:

(In thousands)	June 30 2016	December 31 2015
Land	$11,006	$10,932
Land improvements	15,216	15,277
Buildings and improvements	189,376	191,356
Machinery and equipment	1,649,620	1,661,914
Construction in progress	25,877	36,990
Gross property, plant and equipment	1,891,095	1,916,469
Less: Accumulated depreciation	(1,359,803)	(1,352,434)
Property, plant and equipment, net	$531,292	$564,035

6.     Goodwill and Other Intangible Assets
The following table reflects the changes in carrying amounts of goodwill by segment for the six months ended June 30, 2016:

(In thousands)	Harsco Metals & Minerals Segment	Harsco Industrial Segment	Harsco Rail Segment	Consolidated Totals
Balance at December 31, 2015	$380,761	$6,806	$12,800	$400,367
Changes to goodwill	—	33	226	259
Foreign currency translation	(6,203)	—	—	(6,203)
Balance at June 30, 2016	$374,558	$6,839	$13,026	$394,423
The Company’s 2015 annual goodwill impairment testing did not result in any impairment of the Company’s goodwill. The fair value of the Harsco Metals & Minerals Segment exceeded the carrying value by approximately 15%.  The Company tests for goodwill impairment annually or more frequently if indicators of impairment exist, or if a decision is made to dispose of a business.  The Company performs the annual goodwill impairment test as of October 1 and monitors for triggering events on an ongoing basis.  The Company determined that, as of June 30, 2016, no interim goodwill impairment testing was necessary.  There can be no assurance that the Company’s annual goodwill impairment testing will not result in a charge to earnings. Should the Company’s analysis indicate further degradation in the overall markets served by the Harsco Metals & Minerals Segment, impairment losses for associated assets could be required. Any impairment could result in the write-down of the carrying value of goodwill to its implied fair value.
Intangible assets included in the captions, Other current assets and Intangible assets, net, on the Condensed Consolidated Balance Sheets consist of the following:

	June 30, 2016		December 31, 2015
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer related	$150,916	$112,933	$153,287	$111,227
Non-compete agreements	1,095	1,095	1,092	1,092
Patents	5,827	5,519	5,882	5,495
Technology related	25,892	24,727	25,559	23,089
Trade names	8,310	4,379	8,303	4,194
Other	8,690	4,999	8,701	4,669
Total	$200,730	$153,652	$202,824	$149,766

Amortization expense for intangible assets was as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
(In thousands)	2016	2015	2016	2015
Amortization expense for intangible assets	$2,050	$2,179	$4,155	$4,316

The estimated amortization expense for the next five fiscal years based on current intangible assets is as follows:

(In thousands)	2016	2017	2018	2019	2020
Estimated amortization expense (a)	$8,000	$5,500	$5,250	$4,750	$4,500
(a) These estimated amortization expense amounts do not reflect the potential effect of future foreign currency exchange fluctuations.

7.  Employee Benefit Plans

	Three Months Ended
	June 30
Defined Benefit Pension Plans Net Periodic Pension Cost	U.S. Plans		International Plans
(In thousands)	2016	2015	2016	2015
Service cost	$946	$722	$405	$453
Interest cost	2,545	3,089	6,984	9,140
Expected return on plan assets	(3,601)	(4,203)	(11,219)	(12,611)
Recognized prior service costs	15	20	45	48
Recognized loss	1,372	1,230	3,142	4,223
Defined benefit pension plans net periodic pension cost (income)	$1,277	$858	$(643)	$1,253

	Six Months Ended
	June 30
Defined Benefit Pension Plans Net Periodic Pension Cost	U.S. Plans		International Plans
(In thousands)	2016	2015	2016	2015
Service costs	$1,892	$1,444	$809	$892
Interest cost	5,090	6,179	14,107	18,329
Expected return on plan assets	(7,202)	(8,406)	(22,682)	(25,285)
Recognized prior service costs	31	40	89	97
Recognized loss	2,744	2,459	6,360	8,457
Defined benefit pension plans net periodic pension cost (income)	$2,555	$1,716	$(1,317)	$2,490

The Company has changed the method utilized to estimate the 2016 service cost and interest cost components of net periodic pension cost ("NPPC") for defined benefit pension plans. The more precise application of discount rates for measuring both service costs and interest costs employs yield curve spot rates on a year-by-year expected cash flow basis, using the same yield curves that the Company has previously used. This change in method represented a change in accounting estimate and has been accounted for in the period of change. This change in method decreased the Company's NPPC by approximately
$2 million and approximately $4 million for the three and six months ended June 30, 2016, respectively, compared to what NPPC would have been under the prior method.

	Three Months Ended		Six Months Ended
Company Contributions	June 30		June 30
(In thousands)	2016	2015	2016	2015
Defined benefit pension plans (U.S.)	$470	$592	$940	$1,274
Defined benefit pension plans (International)	3,254	4,165	13,052	20,231
Multiemployer pension plans	505	741	1,026	1,306
Defined contribution pension plans	2,476	2,817	5,302	6,265
The Company's estimate of expected contributions to be paid during the remainder of 2016 for the U.S. and international defined benefit plans are $1.1 million and $5.3 million, respectively.

8.     Income Taxes

The income tax expense related to continuing operations for the three and six months ended June 30, 2016 was $12.0 million and $9.8 million, respectively, compared with $7.1 million and $20.0 million for the three and six months ended June 30, 2015, respectively.

An income tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, based on technical merits, including resolutions of any related appeals or litigation processes. The unrecognized income tax benefit at June 30, 2016 was $6.7 million, including interest and penalties.  Within the next twelve months, it is reasonably possible that no unrecognized income tax benefits will be recognized upon settlement of tax examinations and the expiration of various statutes of limitations.

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
In October 2009, the Company received notification of the SPRA’s final administrative decision regarding the levying of ICMS in the State of São Paulo in relation to services provided to a customer in the State between January 2004 and May 2005.  As of June 30, 2016, the principal amount of the tax assessment from the SPRA with regard to this case is approximately $2 million, with penalty, interest and fees assessed to date increasing such amount by an additional $23 million.  Any change in the aggregate amount since the Company’s last Annual Report on Form 10-K for the year ended December 31, 2015 is due to an increase in assessed interest and statutorily mandated legal fees for the period as well as foreign currency translation.
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

The Company is continuing to review all known labor claims and as of June 30, 2016 and December 31, 2015, the Company has established reserves of $8.7 million and $6.9 million, respectively, on the Company's Condensed Consolidated Balance Sheets for amounts considered to be probable and estimable. As the Company continues to evaluate these claims and takes actions to address them, the amount of established reserves may be impacted.

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
At June 30, 2016, there were 17,096 pending asbestos personal injury actions filed against the Company.  Of those actions, 16,767 were filed in the New York Supreme Court (New York County), 125 were filed in other New York State Supreme Court Counties and 204 were filed in courts located in other states.
The complaints in most of those actions generally follow a form that contains a standard damages demand of $20 million or $25 million, regardless of the individual plaintiff’s alleged medical condition, and without identifying any specific Company product.
At June 30, 2016, 16,752 of the actions filed in New York Supreme Court (New York County) were on the Deferred/Inactive Docket created by the court in December 2002 for all pending and future asbestos actions filed by persons who cannot demonstrate that they have a malignant condition or discernible physical impairment. The remaining 15 cases in New York County are pending on the Active or In Extremis Docket created for plaintiffs who can demonstrate a malignant condition or physical impairment.

The Company has liability insurance coverage under various primary and excess policies that the Company believes will be available, if necessary, to substantially cover any liability that might ultimately be incurred in the asbestos actions referred to above. The Company believes that a substantial portion of the costs and expenses of the asbestos actions will be paid by the Company’s insurers.
In view of the persistence of asbestos litigation in the U.S., the Company expects to continue to receive additional claims in the future. The Company intends to continue its practice of vigorously defending these claims and cases. At June 30, 2016, the Company has obtained dismissal in 27,864 cases by stipulation or summary judgment prior to trial.
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

10.  Reconciliation of Basic and Diluted Shares

	Three Months Ended		Six Months Ended
	June 30		June 30
(In thousands, except per share amounts)	2016	2015	2016	2015
Income (loss) from continuing operations attributable to Harsco Corporation common stockholders	$(27,994)	$6,302	$(38,544)	$21,973

Weighted-average shares outstanding - basic	80,337	80,221	80,288	80,230
Dilutive effect of stock-based compensation	—	197	—	155
Weighted-average shares outstanding - diluted	$80,337	$80,418	$80,288	$80,385

Earnings (loss) from continuing operations per common share, attributable to Harsco Corporation common stockholders:
Basic	$(0.35)	$0.08	$(0.48)	$0.27

Diluted	$(0.35)	$0.08	$(0.48)	$0.27

The following average outstanding stock-based compensation units were not included in the computation of diluted earnings (loss) per share because the effect was antidilutive:

	Three Months Ended		Six Months Ended
	June 30		June 30
(In thousands)	2016	2015	2016	2015
Restricted stock units	957	—	694	—
Stock options	90	100	90	107
Stock appreciation rights	1,641	1,334	1,364	1,100
Performance share units	835	350	572	236

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
All derivative instruments are recorded on the Condensed Consolidated Balance Sheets at fair value.  Changes in the fair value of derivatives used to hedge foreign currency denominated balance sheet items are reported directly in earnings, along with offsetting transaction gains and losses on the items being hedged.  Derivatives used to hedge forecasted cash flows associated with foreign currency commitments or forecasted commodity purchases may be accounted for as cash flow hedges, as deemed appropriate, if the criteria for hedge accounting are met.  Gains and losses on derivatives designated as cash flow hedges are deferred as a separate component of equity and reclassified to earnings in a manner that matches the timing of the earnings impact of the hedged transactions.  Generally, at June 30, 2016, deferred gains and losses related to asset purchases are reclassified to earnings over 10 to 15 years from the balance sheet date and those related to revenue are deferred until the revenue is recognized.  The ineffective portion of all hedges, if any, is recognized currently in earnings.
The fair value of outstanding derivative contracts recorded as assets and liabilities on the Condensed Consolidated Balance Sheets were as follows:

	Asset Derivatives		Liability Derivatives
(In thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
June 30, 2016
Derivatives designated as hedging instruments:
Foreign currency exchange forward contracts	Other current assets	$92	Other current liabilities	$31
Cross-currency interest rate swaps	Other assets	825		—
Total derivatives designated as hedging instruments		$917		$31

Derivatives not designated as hedging instruments:
Foreign currency exchange forward contracts	Other current assets	$8,982	Other current liabilities	$4,108

	Asset Derivatives		Liability Derivatives
(In thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
December 31, 2015
Derivatives designated as hedging instruments:
Foreign currency exchange forward contracts	Other current assets	$1,640		$—
Cross-currency interest rate swaps	Other assets	15,417		—
Total derivatives designated as hedging instruments		$17,057		$—

Derivatives not designated as hedging instruments:
Foreign currency exchange forward contracts	Other current assets	$4,188	Other current liabilities	$1,738

All of the Company's derivatives are recorded in the Condensed Consolidated Balance Sheets at gross amounts and not offset. All of the Company's CCIRs and certain foreign currency exchange forward contracts are transacted under International Swaps and Derivatives Association ("ISDA") documentation. Each ISDA master agreement permits the net settlement of amounts owed in the event of default. The Company's derivative assets and liabilities subject to enforceable master netting arrangements did not result in a net asset or net liability at either June 30, 2016 or December 31, 2015.

The effect of derivative instruments on the Condensed Consolidated Statements of Operations and the Condensed Consolidated Statements of Comprehensive Loss was as follows:
Derivatives Designated as Hedging Instruments (a)

(In thousands)	Amount of Gain (Loss) Recognized in Other Comprehensive Income (“OCI”) on Derivative - Effective Portion	Location of Gain Reclassified from Accumulated OCI into Income - Effective Portion	Amount of Gain Reclassified from Accumulated OCI into Income - Effective Portion	Location of Loss Recognized in Income on Derivative - Ineffective Portion and Amount Excluded from Effectiveness Testing	Amount of Loss Recognized in Income on Derivative - Ineffective Portion and Amount Excluded from Effectiveness Testing
Three Months Ended June 30, 2016:
Foreign currency exchange forward contracts	$(305)	Cost of services and products sold	$1		$—
Cross-currency interest rate swaps	407		—	Cost of services and products sold	(42)	(b)
	$102		$1		$(42)

Three Months Ended June 30, 2015:
Foreign currency exchange forward contracts	$519	Cost of services and products sold	$1		$—
Cross-currency interest rate swaps	(2,536)		—	Cost of services and products sold	(19,090)	(b)
	$(2,017)		$1		$(19,090)

(In thousands)	Amount of Gain (Loss)Recognized in OCI on Derivative - Effective Portion	Location of Gain Reclassified from Accumulated OCI into Income - Effective Portion	Amount of Gain Reclassified from Accumulated OCI into Income - Effective Portion	Location of Gain Recognized in Income on Derivative - Ineffective Portion and Amount Excluded from Effectiveness Testing	Amount of Gain Recognized in Income on Derivative - Ineffective Portion and Amount Excluded from Effectiveness Testing
Six Months Ended June 30, 2016:
Foreign currency forward exchange contracts	$(630)	Product revenues / Cost of services and products sold	$409		$—
Cross currency interest rate swaps	(2,084)		—	Cost of services and products sold	4,219	(b)
	$(2,714)		$409		$4,219

Six Months Ended June 30, 2015:
Foreign currency forward exchange contracts	$1,600	Cost of services and products sold	$2		$—
Cross currency interest rate swaps	6,085		—	Cost of services and products sold	11,652	(b)
	$7,685		$2		$11,652
(a) Reflects only the activity of the Company and excludes derivative designated as hedging instruments held by the Company's equity method investments.
(b)  These gains offset foreign currency fluctuation effects on the debt principal.

Derivatives Not Designated as Hedging Instruments

	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative for the Three Months Ended June 30 (c)
(In thousands)		2016	2015
Foreign currency exchange forward contracts	Cost of services and products sold	$8,583	$(11,989)

	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative for the Six Months Ended June 30 (c)
(In thousands)		2016	2015
Foreign currency forward exchange contracts	Cost of services and products sold	$1,739	$(7,234)
(c)  These gains (losses) offset amounts recognized in cost of services and products sold principally as a result of intercompany or third party foreign currency exposures.

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
The following tables summarize, by major currency, the contractual amounts of the Company’s foreign currency exchange forward contracts in U.S. dollars.  The “Buy” amounts represent the U.S. dollar equivalent of commitments to purchase foreign currencies, and the “Sell” amounts represent the U.S. dollar equivalent of commitments to sell foreign currencies.  The recognized gains and losses offset amounts recognized in cost of services and products sold principally as a result of intercompany or third party foreign currency exposures.
Contracted Amounts of Foreign Currency Exchange Forward Contracts Outstanding at June 30, 2016:

(In thousands)	Type	U.S. Dollar Equivalent	Maturity	Recognized Gain (Loss)
British pounds sterling	Sell	$41,995	July 2016	$3,309
British pounds sterling	Buy	1,061	July 2016 through September 2016	(33)
Euros	Sell	310,051	July 2016 through December 2016	(1,675)
Euros	Buy	138,899	July 2016 through January 2018	3,511
Other currencies	Sell	35,952	July 2016 through March 2017	(198)
Other currencies	Buy	8,521	September 2016	21
Total		$536,479		$4,935
Contracted Amounts of Foreign Currency Exchange Forward Contracts Outstanding at December 31, 2015:

(In thousands)	Type	U.S. Dollar Equivalent	Maturity	Recognized Gain (Loss)
British pounds sterling	Sell	$43,511	January 2016	$822
British pounds sterling	Buy	2,062	January 2016	(54)
Euros	Sell	336,397	January 2016 through December 2016	547
Euros	Buy	167,037	January 2016 through August 2016	2,497
Other currencies	Sell	35,426	January 2016 through March 2016	316
Other currencies	Buy	7,981	January 2016	(38)
Total		$592,414		$4,090

In addition to foreign currency exchange forward contracts, the Company designates certain loans as hedges of net investments in international subsidiaries.  The Company recorded pre-tax net losses of $16.4 million and $20.3 million during the three and six months ended June 30, 2016, respectively, and pre-tax net gains of $1.5 million and $4.6 million during the three and six months ended June 30, 2015, respectively, into Accumulated other comprehensive loss.

Cross-Currency Interest Rate Swaps
The Company uses CCIRs in conjunction with certain debt issuances in order to secure a fixed local currency interest rate.  Under these CCIRs, the Company receives interest based on a fixed or floating U.S. dollar rate and pays interest on a fixed local currency rate based on the contractual amounts in dollars and the local currency, respectively.  At maturity, there is also the payment of principal amounts between currencies. The CCIRs are recorded on the Condensed Consolidated Balance Sheets at fair value, with changes in value attributed to the effect of the swaps’ interest spread and changes in the credit worthiness of the counter-parties recorded in the caption, Accumulated other comprehensive loss.  Changes in value attributed to the effect of foreign currency fluctuations are recorded in the Condensed Consolidated Statements of Operations and offset currency fluctuation effects on the debt principal. The following table indicates the contractual amounts of the Company's CCIRs at June 30, 2016:

		Interest Rates
(In millions)	Contractual Amount	Receive	Pay
Maturing 2016 through 2017	$4.9	Floating U.S. dollar rate	Fixed rupee rate
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
In instances in which multiple levels of inputs are used to measure fair value, hierarchy classification is based on the lowest level input that is significant to the fair value measurement in its entirety.  The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability. The following table indicates the fair value hierarchy of the financial instruments of the Company:

Level 2 Fair Value Measurements (In thousands)	June 30 2016	December 31 2015
Assets
Foreign currency exchange forward contracts	$9,074	$5,828
Cross-currency interest rate swaps	825	15,417
Liabilities
Foreign currency exchange forward contracts	4,139	1,738

The following table reconciles the beginning and ending balances for liabilities measured on a recurring basis using unobservable inputs (Level 3):

Level 3 Liabilities—Unit Adjustment Liability (d) for the Six Months Ended June 30 (In thousands)	Six Months Ended
	June 30
	2016	2015
Balance at beginning of period	$79,934	$93,762
Reduction in the fair value related to election not to make 2016 payments	(19,145)	—
Payments	—	(11,160)
Change in fair value to the unit adjustment liability	3,402	4,409
Balance at end of period	$64,191	$87,012	(e)

(d)
During the quarter ended March 31, 2016, the Company decided that it will not make the four quarterly payments to CD&R for 2016. This resulted in the Company revaluing the Unit Adjustment Liability. See Note 4, Equity Method Investments, for additional information related to the unit adjustment liability.

(e)	Does not total due to rounding.
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
The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and short-term borrowings approximate fair value due to the short-term maturities of these assets and liabilities.  At June 30, 2016 and December 31, 2015, the total fair value of long-term debt (excluding deferred financing costs), including current maturities, was $845.5 million and $834.6 million, respectively, compared with a carrying value of $877.7 million and $880.8 million, respectively.  Fair values for debt are based on quoted market prices for the same or similar issues, or on the current rates offered to the Company for debt of the same remaining maturities (Level 2).

12. Review of Operations by Segment

	Three Months Ended		Six Months Ended
	June 30		June 30
(In thousands)	2016	2015	2016	2015
Revenues From Continuing Operations
Harsco Metals & Minerals	$253,560	$294,336	$483,232	$585,534
Harsco Industrial	66,270	91,881	128,139	190,684
Harsco Rail	50,103	69,530	111,843	131,108
Total revenues from continuing operations	$369,933	$455,747	$723,214	$907,326

Operating Income (Loss) From Continuing Operations
Harsco Metals & Minerals	$30,927	$18,599	$37,868	$29,182
Harsco Industrial	7,300	14,419	13,771	31,446
Harsco Rail	(31,948)	11,400	(27,042)	33,033
Corporate	(4,965)	(8,689)	(13,852)	(19,051)
Total operating income from continuing operations	$1,314	$35,729	$10,745	$74,610

Depreciation and Amortization
Harsco Metals & Minerals	$30,662	$34,841	$61,687	$69,732
Harsco Industrial	1,850	1,365	3,568	2,652
Harsco Rail	1,361	1,638	2,795	3,194
Corporate	1,744	1,845	3,612	4,002
Total Depreciation and Amortization	$35,617	$39,689	$71,662	$79,580

Capital Expenditures
Harsco Metals & Minerals	$13,305	$27,715	$28,725	$49,543
Harsco Industrial	1,162	1,584	2,296	8,805
Harsco Rail	767	688	1,139	1,225
Corporate	(9)	1,629	16	3,673
Total Capital Expenditures	$15,225	$31,616	$32,176	$63,246

Reconciliation of Segment Operating Income to Income (Loss) From Continuing Operations Before Income Taxes and Equity Income (Loss)

	Three Months Ended		Six Months Ended
	June 30		June 30
(In thousands)	2016	2015	2016	2015
Segment operating income	$6,279	$44,418	$24,597	$93,661
General Corporate expense	(4,965)	(8,689)	(13,852)	(19,051)
Operating income from continuing operations	1,314	35,729	10,745	74,610
Interest income	552	431	1,087	687
Interest expense	(13,805)	(11,818)	(26,168)	(23,702)
Change in fair value to the unit adjustment liability and loss on dilution of equity method investment	(1,489)	(2,164)	(13,706)	(4,409)
Income (loss) from continuing operations before income taxes and equity income (loss)	$(13,428)	$22,178	$(28,042)	$47,186

13.   Other (Income) Expenses

The major components of this Condensed Consolidated Statements of Operations caption are as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
(In thousands)	2016	2015	2016	2015
Employee termination benefit costs	$1,194	$1,105	$6,966	$2,508
Harsco Metals & Minerals Segment separation costs	10	—	3,297	—
Net gains (a)	(105)	(2,942)	(757)	(6,732)
Foreign currency gains related to Harsco Rail Segment advances on contracts and other customer advances	—	—	—	(10,940)
Other	148	1,479	864	1,601
Other (income) expenses	$1,247	$(358)	$10,370	$(13,563)

(a)	Net gains result from the sales of redundant properties (primarily land, buildings and related equipment) and non-core assets.

14. Components of Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss is included on the Condensed Consolidated Statements of Equity. The components of Accumulated other comprehensive loss, net of the effect of income taxes, and activity for the six months ended June 30, 2015 and 2016 was as follows:

	Components of Accumulated Other Comprehensive Income (Loss) - Net of Tax
(In thousands)	Cumulative Foreign Exchange Translation Adjustments		Effective Portion of Derivatives Designated as Hedging Instruments		Cumulative Unrecognized Actuarial Losses on Pension Obligations		Unrealized Loss on Marketable Securities	Total
Balance at December 31, 2014	$(39,938)		$(9,025)		$(483,278)		$(15)	$(532,256)
Other comprehensive income (loss) before reclassifications	(23,957)	(a)	6,681	(b)	(2,493)	(a)	(4)	(19,773)
Realized (gains) losses reclassified from accumulated other comprehensive loss, net of tax	—		(2)		10,114		—	10,112
Other comprehensive income (loss) from equity method investee	(13,860)		(798)		595		—	(14,063)
Total other comprehensive income (loss)	(37,817)		5,881		8,216		(4)	(23,724)
Less: Other comprehensive loss attributable to noncontrolling interests	1,091		14		—		—	1,105
Other comprehensive income (loss) attributable to Harsco Corporation	(36,726)		5,895		8,216		(4)	(22,619)
Balance at June 30, 2015	$(76,664)		$(3,130)		$(475,062)		$(19)	$(554,875)

	Components of Accumulated Other Comprehensive Income (Loss) - Net of Tax
(In thousands)	Cumulative Foreign Exchange Translation Adjustments		Effective Portion of Derivatives Designated as Hedging Instruments		Cumulative Unrecognized Actuarial Losses on Pension Obligations		Unrealized Loss on Marketable Securities	Total
Balance at December 31, 2015	$(125,561)		$(400)		$(389,696)		$(31)	$(515,688)
Other comprehensive income (loss) before reclassifications	(9,502)	(a)	(2,133)	(b)	23,873	(a)	(3)	12,235
Realized (gains) losses reclassified from accumulated other comprehensive loss, net of tax	—		(258)		8,190		—	7,932
Realized (gains) losses reclassified from accumulated other comprehensive loss in connection with loss on dilution of equity method investment (See Note 4, Equity Method Investments)	3,079		106		(148)		—	3,037
Other comprehensive income (loss) from equity method investee	3,650		(266)		380		—	3,764
Total other comprehensive income (loss)	(2,773)		(2,551)		32,295		(3)	26,968
Less: Other comprehensive (income) loss attributable to noncontrolling interests	425		(7)		—		—	418
Other comprehensive income (loss) attributable to Harsco Corporation	(2,348)		(2,558)		32,295		(3)	27,386
Balance at June 30, 2016	$(127,909)		$(2,958)		$(357,401)		$(34)	$(488,302)

(a)	Principally foreign currency fluctuation.

(b)	Net change from periodic revaluations.

Realized (gains) losses reclassified from accumulated other comprehensive loss are as follows:

(In thousands)	Three Months Ended		Six Months Ended		Affected Caption in the Condensed Consolidated Statements of Operations
	June 30 2016	June 30 2015	June 30 2016	June 30 2015
Amortization of cash flow hedging instruments:
Foreign currency exchange forward contracts	$—	$—	$(408)	$—	Product revenues
Foreign currency exchange forward contracts	(1)	(1)	(1)	(2)	Cost of services and products sold
Tax expense	—	—	151	—
Total reclassification of cash flow hedging instruments, net of tax	$(1)	$(1)	$(258)	$(2)

Amortization of defined benefit pension items:
Actuarial losses (c)	$2,285	$3,995	$4,661	$7,942	Selling, general and administrative expenses
Actuarial losses (c)	2,229	1,456	4,443	2,974	Cost of services and products sold
Prior-service costs (benefits) (c)	(3)	31	(4)	62	Selling, general and administrative expenses
Prior-service costs (c)	63	37	124	75	Cost of services and products sold
Total before tax	4,574	5,519	9,224	11,053
Tax benefit	(517)	(469)	(1,034)	(939)
Total reclassification of defined benefit pension items, net of tax	$4,057	$5,050	$8,190	$10,114
(c) These accumulated other comprehensive loss components are included in the computation of net periodic pension costs. See Note 7, Employee Benefit Plans, for additional details.

Realized (gains) losses reclassified from accumulated other comprehensive loss in connection with loss on dilution of equity method investment are as follows:

(In thousands)	Six Months Ended	Affected Caption in the Condensed Consolidated Statements of Operations
	June 30 2016
Foreign exchange translation adjustments	$4,880	Change in fair value to the adjustment liability and loss on dilution of equity method investment
Cash flow hedging instruments	168	Change in fair value to the adjustment liability and loss on dilution of equity method investment
Defined benefit pension obligations	(235)	Change in fair value to the adjustment liability and loss on dilution of equity method investment
Total before tax	4,813
Tax benefit	(1,776)
Total amounts reclassified from accumulated other comprehensive loss in connection with loss on dilution of equity method investment	$3,037

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
Project Orion
Under the Harsco Metals & Minerals Segment's Improvement Plan ("Project Orion"), the Harsco Metals & Minerals Segment made organizational and process improvement changes that are expected to improve its return on capital and deliver a higher and more consistent level of service to customers. These changes include improving several core processes and simplifying the organizational structure. During the fourth quarter of 2015, Project Orion was expanded with additional targeted workforce and operational savings of $20 million to $25 million. The majority of these benefits are expected to be realized in 2016.

The restructuring accrual for Project Orion at June 30, 2016 and the activity for the six months ended June 30, 2016 were as follows:

(In thousands)	Employee Termination Benefit Costs
Balance, December 31, 2015	$5,807
Cash expenditures	(3,902)
Foreign currency translation	70
Other adjustments	160
Balance, June 30, 2016	$2,135

The remaining accrual related to Project Orion is expected to be paid principally through the second half of 2016.

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
Factors that could cause actual results to differ, perhaps materially, from those implied by forward-looking statements include, but are not limited to: (1) changes in the worldwide business environment in which the Company operates, including general economic conditions; (2) changes in currency exchange rates, interest rates, commodity and fuel costs and capital costs;(3) changes in the performance of equity and bond markets that could affect, among other things, the valuation of the assets in the Company's pension plans and the accounting for pension assets, liabilities and expenses; (4) changes in governmental laws and regulations, including environmental, occupational health and safety, tax and import tariff standards; (5) market and competitive changes, including pricing pressures, market demand and acceptance for new products, services and technologies; (6) the Company's inability or failure to protect its intellectual property rights from infringement in one or more of the many countries in which the Company operates; (7) failure to effectively prevent, detect or recover from breaches in the Company's cybersecurity infrastructure; (8) unforeseen business disruptions in one or more of the many countries in which the Company operates due to political instability, civil disobedience, armed hostilities, public health issues or other calamities; (9) disruptions associated with labor disputes and increased operating costs associated with union organization; (10) the seasonal nature of the Company's business; (11) the Company's ability to successfully enter into new contracts and complete new acquisitions or strategic ventures in the time-frame contemplated, or at all; (12) the integration of the Company's strategic acquisitions; (13) the amount and timing of repurchases of the Company's common stock, if any; (14) the prolonged recovery in global financial and credit markets and economic conditions generally, which could result in the Company's customers curtailing development projects, construction, production and capital expenditures, which, in turn, could reduce the demand for the Company's products and services and, accordingly, the Company's revenues, margins and profitability; (15) the outcome of any disputes with customers, contractors and subcontractors; (16) the financial condition of the Company's customers, including the ability of customers (especially those that may be highly leveraged and those with inadequate liquidity) to maintain their credit availability; (17) the Company's ability to successfully implement and receive the expected benefits of cost-reduction and restructuring initiatives, including the achievement of expected cost savings in the expected time frame; (18) the ability to successfully implement the Company's strategic initiatives and portfolio optimization and the impact of such initiatives, such as the Harsco Metals & Minerals Segment's Improvement Plan ("Project Orion"); (19) the amount ultimately realized from the Company's exit from the strategic venture between the Company and Clayton, Dubilier & Rice and the timing of such exit; (20) implementation of environmental remediation matters; (21) risk and uncertainty associated with intangible assets; (22) the impact of a transaction, if any, resulting from the Company's determination to explore strategic options for the separation of the Harsco Metals & Minerals Segment; and (23) other risk factors listed from time to time in the Company's SEC reports. A further discussion of these, along with other potential risk factors, can be found in Part I, Item 1A, "Risk Factors," of the Company's Annual Report on Form 10-K for the year ended December 31, 2015 and Part II, Item 1A, Risk Factors herein. The Company cautions that these factors may not be exhaustive and that many of these factors are beyond the Company's ability to control or predict. Accordingly, forward-looking statements should not be relied upon as a prediction of actual results. The Company undertakes no duty to update forward-looking statements except as may be required by law.

Executive Overview

During the second quarter of 2016, the Harsco Rail Segment recorded an estimated loss provision of $40.1 million related to the Company's contracts with the federal railway system of Switzerland ("SBB"). The estimated loss provision resulted from increased vendor costs, ongoing discussions with the customer, and increased estimates for commissioning, certification and testing costs, as well as expected settlements with respect to the customer. See Note 1, Basis of Presentation - Change in Estimates, in Part I, Item 1, Financial Statements for additional information. Also, results for the six months ended
June 30, 2015, included a $10.9 million foreign exchange gain that was not repeated in 2016. Additionally, the Harsco Rail Segment continues to be impacted by continued weakness in the North American market.

Although energy markets have demonstrated some fundamental improvement, the Harsco Industrial Segment’s air-cooled heat exchangers and industrial grating businesses expect recent low oil prices to continue to impact capital expenditures and overall spending by customers in the upstream, midstream, and downstream oil and gas markets. Accordingly, these factors will impact revenue and operating income during the near-term in the Harsco Industrial Segment.

Although steel markets have demonstrated some fundamental improvement, the Harsco Metals & Minerals Segment continues to be negatively impacted by lower customer steel production, weak commodity prices and site exits. In addition, the Harsco Metals & Minerals Segment recorded severance costs of $5.1 million resulting from a probable site exit in the first quarter of 2016. These impacts have been offset by the savings and benefits achieved as part of Project Orion including lower compensation costs and the impact of exited underperforming contracts. During the fourth quarter of 2015, Project Orion was expanded with additional targeted workforce and operational savings of $20 million to $25 million. The majority of these benefits are expected to be realized in 2016. See Note 15, Restructuring Programs, in Part I, Item 1, Financial Statements for additional information. The Company remains focused on achieving additional cost reductions and operational improvements to enhance returns for the Harsco Metals & Minerals Segment.
The Company has announced its intention to pursue strategic options for the separation of the Harsco Metals & Minerals Segment from the rest of the Company. A separation of the Harsco Metals & Minerals Segment would allow each of the Company's businesses to benefit from dedicated capital structures, execute tailored and flexible strategic priorities and optimize capital return policies consistent with each business's unique priorities. There is no specific timetable related to this initiative and there can be no assurance that a sale, spin-off or any other transaction will take place. The Company incurred $3.3 million of expenses during the first six months of 2016 related to the separation, which are included as part of the Corporate caption in the Company's segment results.

	Three Months Ended
Revenues by Segment	June 30
(In millions)	2016	2015	Change	%
Harsco Metals & Minerals	$253.6	$294.3	$(40.8)	(13.9)%
Harsco Industrial	66.3	91.9	(25.6)	(27.9)
Harsco Rail	50.1	69.5	(19.4)	(27.9)
Total revenues	$369.9	$455.7	$(85.8)	(18.8)%

	Six Months Ended
Revenues by Segment	June 30
(In millions)	2016	2015	Change	%
Harsco Metals & Minerals	$483.2	$585.5	$(102.3)	(17.5)%
Harsco Industrial	128.1	190.7	(62.6)	(32.8)
Harsco Rail	111.8	131.1	(19.3)	(14.7)
Total revenues	$723.2	$907.3	$(184.1)	(20.3)%

	Three Months Ended
Revenues by Region	June 30
(In millions)	2016	2015	Change	%
North America	$159.4	$215.2	$(55.8)	(25.9)%
Western Europe	110.6	129.4	(18.8)	(14.5)
Latin America (includes Mexico)	45.0	47.0	(2.0)	(4.2)
Asia-Pacific	34.5	38.9	(4.4)	(11.3)
Middle East and Africa	12.2	13.0	(0.7)	(5.7)
Eastern Europe	8.2	12.3	(4.1)	(33.5)
Total revenues	$369.9	$455.7	$(85.8)	(18.8)%

	Six Months Ended
Revenues by Region	June 30
(In millions)	2016	2015	Change	%
North America	$321.7	$425.4	$(103.7)	(24.4)%
Western Europe	218.9	253.1	(34.2)	(13.5)
Latin America (included Mexico)	79.7	98.5	(18.8)	(19.1)
Asia-Pacific	66.2	77.3	(11.1)	(14.4)
Middle East and Africa	21.5	28.8	(7.3)	(25.4)
Eastern Europe	15.2	24.3	(9.1)	(37.3)
Total revenues	$723.2	$907.3	$(184.1)	(20.3)%

Revenues for the Company during the second quarter and first six months of 2016 were $369.9 million and $723.2 million, respectively, compared with $455.7 million and $907.3 million, respectively, in the second quarter and first six months of 2015. The change is primarily related to the impact of price and volume changes across all segments; exited contracts in the Harsco Metals & Minerals Segment; and the impacts of foreign currency translation. Foreign currency translation decreased revenues by $13.4 million and $32.1 million, respectively, for the second quarter and first six months of 2016 compared with the same periods in the prior year.

	Three Months Ended
Operating Income (Loss) by Segment	June 30
(In millions)	2016	2015	Change	%
Harsco Metals & Minerals	$30.9	$18.6	$12.3	66.3%
Harsco Industrial	7.3	14.4	(7.1)	(49.4)
Harsco Rail	(31.9)	11.4	(43.3)	(380.2)
Corporate	(5.0)	(8.7)	3.7	42.9
Total operating income	$1.3	$35.7	$(34.4)	(96.3)%

	Six Months Ended
Operating Income (Loss) by Segment	June 30
(In millions)	2016	2015	Change	%
Harsco Metals & Minerals	$37.9	$29.2	$8.7	29.8%
Harsco Industrial	13.8	31.4	(17.7)	(56.2)
Harsco Rail	(27.0)	33.0	(60.1)	(181.9)
Corporate	(13.9)	(19.1)	5.2	27.3
Total operating income	$10.7	$74.6	$(63.9)	(85.6)%

	Three Months Ended		Six Months Ended
	June 30		June 30
Operating Margin by Segment	2016	2015	2016	2015
Harsco Metals & Minerals	12.2%	6.3%	7.8%	5.0%
Harsco Industrial	11.0	15.7	10.7	16.5
Harsco Rail	(63.8)	16.4	(24.2)	25.2
Consolidated operating margin	0.4%	7.8%	1.5%	8.2%
Operating income from continuing operations for the second quarter and first six months of 2016 was $1.3 million and
$10.7 million, respectively, compared with $35.7 million and $74.6 million, respectively, in the second quarter and first six months of 2015.  Refer to the Segment discussions below for information pertaining to factors positively affecting and negatively impacting operating income from continuing operations.

Harsco Metals & Minerals Segment:

Significant Impacts on Revenues	Three Months Ended	Six Months Ended
(In millions)	June 30, 2016	June 30, 2016
Revenues — 2015	$294.3	$585.5
Net impact of new and lost contracts (including exited underperforming contracts).	(27.7)	(54.2)
Impact of foreign currency translation.	(11.7)	(28.9)
Net impacts of price/volume changes, primarily attributable to volume changes.	(1.3)	(19.2)
Revenues — 2016	$253.6	$483.2

Factors Positively Affecting Operating Income:

•
Incremental Project Orion restructuring benefits, related to compensation savings, of approximately $3.7 million and $6.7 million during the second quarter and first six months of 2016, respectively, associated with the recent expansion of Project Orion.

•	The effect of exited underperforming contracts, lower maintenance, fuel and pension costs.

•	Increased volumes in the roofing granules and industrial abrasives business, due partly to favorable weather conditions during the first six months of 2016.

Factors Negatively Impacting Operating Income:

•
Decreased global steel production and scrap metal prices.  Overall, steel production by customers under services contracts, including the impact of exited contracts, decreased by 14% and 16% for the second quarter and first six months of 2016, respectively, compared to the same periods in prior year. Excluding the impact of exited contracts, steel production by customers under services contracts decreased by 3% and 4% for the second quarter and first six months of 2016, respectively, compared with the same periods in prior year.

•
Decreased income attributable to the impact of exited contracts and reduced nickel prices and demand. Nickel prices decreased 32% and 37% during the second quarter and first six months of 2016, respectively, compared with the same periods in prior year.

•	Severance costs resulting from a probable site exit decreased operating income by $5.1 million during the first quarter of 2016.

Harsco Industrial Segment:

Significant Impacts on Revenues	Three Months Ended	Six Months Ended
(In millions)	June 30, 2016	June 30, 2016
Revenues — 2015	$91.9	$190.7
Net impacts of price/volume changes, primarily attributable to volume changes.	(24.8)	(60.9)
Impact of foreign currency translation.	(0.8)	(1.7)
Revenues — 2016	$66.3	$128.1

Factors Positively Affecting Operating Income:

•
Operating income was aided by $2.4 million and $5.5 million of lower selling, general and administrative costs in the second quarter and first six months of 2016, respectively, compared with the same periods in prior year.

•	The effect of delivering a portion of the Mexico City International Airport order in the second quarter of 2016.

Factors Negatively Impacting Operating Income:

•
Lower volumes in the air-cooled heat exchangers business resulting in decreased operating income during 2016, primarily attributable to continued energy price declines which impacted capital spending by customers in the oil and natural gas industries served by the Company.

•	The first quarter of 2015 included gains from sales of assets of $3.6 million which did not repeat during the first quarter of 2016.

Harsco Rail Segment:

Significant Impacts on Revenues	Three Months Ended	Six Months Ended
(In millions)	June 30, 2016	June 30, 2016
Revenues — 2015	$69.5	$131.1
Net effects of price/volume changes, primarily attributable to volume changes.	(18.5)	(17.7)
Impact of foreign currency translation.	(0.9)	(1.6)
Revenues — 2016	$50.1	$111.8

Factors Positively Affecting Operating Income (Loss):

•	Higher international equipment sales.

Factors Negatively Impacting Operating Income (Loss):

•
During the second quarter of 2016, the Harsco Rail Segment recorded an estimated loss provision of $40.1 million related to the Company's contracts with the SBB. See Note 1, Basis of Presentation - Change in Estimates, in Part I, Item 1, Financial Statements for additional information.

•	Foreign currency gain of $10.9 million recognized during the first quarter of 2015 which did not repeat in the first quarter of 2016.

•
Decreased volumes in North America and an unfavorable mix of equipment sales decreased operating income (loss) during the second quarter and first six months of 2016 compared with the same periods in prior year, partially offset by lower selling and administrative costs.

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

•
The Company expects its operational effective income tax rate to approximate 39% to 41% in 2016, excluding the tax impact on equity income (loss) related to Brand Energy & Infrastructure Services Inc. and Subsidiaries (the "Infrastructure strategic venture").

•
The potential consequences related to uncertainty surrounding the United Kingdom's proposed exit from the European Union may have an impact on the Company results of operations, cash flows and asset valuations in any period particularly in the Harsco Metals & Minerals Segment. Please see Part II, Item 1A, Risk Factors for additional information.

Harsco Metals & Minerals Segment:

•
Although steel markets have demonstrated some fundamental improvement, the Company anticipates reduced steel production; weaker commodity prices; the impact of site exits; customer production curtailments; and the impact of foreign currency translation to negatively impact revenue and operating income in the near term in the Harsco Metals & Minerals Segment.  These impacts will be partially offset by savings and benefits achieved as part of Project Orion and other operational savings as well as new contracts awarded.

•
The Company will continue to focus on ensuring that forecasted profits and other requirements for contracts meet certain established standards and deliver returns above its cost of capital. Project Orion's focus has enabled the Company to address underperforming contracts more rapidly with targeted actions to improve the efficiencies of the business. These actions include central protocols to monitor activities, structures and systems that aid in decision making, and processes designed to identify the best operational and commercial actions available to address underperforming contracts and its overall contract portfolio. In connection with this focus, the possibility exists that the Company may take strategic actions that result in exit costs and non-cash asset impairment charges that may have an adverse effect on the Company's results of operations and liquidity.

•
As the Company has previously disclosed, over the past several years the Company has been in discussions with officials at the Supreme Council for Environment in Bahrain ("Bahrain Council") with regard to a processing by-product ("salt cakes") located at Hafeera. During 2015, the Company recorded a charge of $7.0 million, payable over five to seven years, related to the estimated cost of processing and disposal of the salt cakes. The Company's Bahrain operations are operated under a strategic venture for which its strategic venture partner has a 35% minority interest. The Company is awaiting final approval from the Bahrain Council regarding the proposed processing and disposal method. If the Bahrain Council does not approve the proposed method or mandates alternative solutions, the Company’s estimated liability could change, and such change could be material in any one period.

•
In February 2016, the Company announced a new 15-year contract with China's largest steel maker with anticipated revenues totaling approximately $125 million over the life of the contract. Additionally, during March 2016, the Company secured a contract extension for steel mill services in Belgium with projected revenues totaling more than $100 million.

•
In March 2016, one of the Company's customers announced its intention to sell its steel making operations in the U.K. and in July 2016 introduced the possibility of strategic collaborations through a joint venture. Depending on the outcome of any potential transactions, there could be a material impact on the Company's results of operations, cash flows and asset valuations in any one period.

•
One of the Company's customers in Australia has begun the process of voluntary administration under Australian law, the purpose of which is to focus on long-term solvency. The customer is continuing its operations during the voluntary administration proceedings. The Company had approximately $5 million of receivables with the customer prior to the start of the voluntary administration and continues to believe that these amounts are collectible because the Company is viewed as an important supplier, continues to provide services to the customer and continues to collect on post-administration invoices timely. However the administration process is uncertain in nature and length, with the next creditors' meeting not scheduled until the first quarter of 2017. As such a loss on the pre-administration receivables is reasonably possible, and if there was a change in the Company's view on collectability, there could be a charge against income in future periods. Moreover, if the site were to close, additional costs may be incurred and asset valuations may be impacted, which may be significant in any one period.

•
During 2014, the Company accrued costs related to disposing certain slag material accumulated as part of a customer operation in Latin America because it had not received the necessary permits from the local government to sell the slag. This accrual is approximately $6 million at June 30, 2016. The Company has reengaged the local government to obtain the necessary permits, and if these permits are obtained, the reversal of accrued disposal costs may be either partially or fully recognized in income for that period.

Harsco Industrial Segment:

•
Although energy markets have demonstrated some fundamental improvement, the Company expects recent low oil prices to continue to impact capital expenditures and overall spending by customers in the upstream, midstream, and downstream oil and gas markets. Accordingly, these factors will negatively impact revenue and operating income in the near-term in the Harsco Industrial Segment.

•
During the second quarter of 2016, the Company announced a significant new order for twelve gas compression coolers to be delivered by the end of 2016. This is the fifth large midstream compression project for the Company within the past 24 months, totaling approximately $30 million in projected revenues.

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

•
In prior years, the Company secured two contract awards with initial contract values totaling approximately $200 million from SBB. The majority of deliveries under these contracts are anticipated to occur during 2017 through 2020. During the second quarter of 2016, the Company recorded an estimated loss provision of $40.1 million which resulted from increased vendor costs, ongoing discussions with the customer, and increased estimates for commissioning, certification and testing costs, as well as expected settlements with respect to the customer.  It is possible that the Company's overall estimate of costs to complete these contracts may increase which would result in an additional loss provision at such time. See Note 1, Basis of Presentation - Change in Estimates, in Part I, Item 1, Financial Statements for additional information.

•	The Company will focus on growing the Harsco Rail Segment through disciplined organic expansion and acquisitions that improve competitive positioning in core markets or adjacent markets.

Results of Operations

	Three Months Ended		Six Months Ended
	June 30		June 30
(In millions, except per share amounts)	2016	2015	2016	2015
Total revenues	$369.9	$455.7	$723.2	$907.3
Cost of services and products sold	316.9	360.4	600.0	721.5
Selling, general and administrative expenses	49.5	58.5	100.3	122.4
Research and development expenses	1.0	1.5	1.8	2.4
Other (income) expenses	1.2	(0.4)	10.4	(13.6)
Operating income from continuing operations	1.3	35.7	10.7	74.6
Interest income	0.6	0.4	1.1	0.7
Interest expense	(13.8)	(11.8)	(26.2)	(23.7)
Change in fair value to the unit adjustment liability and loss on dilution of equity method investment	(1.5)	(2.2)	(13.7)	(4.4)
Income tax expense from continuing operations	(12.0)	(7.1)	(9.8)	(20.0)
Equity in income (loss) of unconsolidated entities, net	(0.7)	(7.6)	2.5	(3.5)
Income (loss) from continuing operations	(26.1)	7.5	(35.4)	23.7
Diluted earnings (loss) per common share from continuing operations attributable to Harsco Corporation common stockholders	(0.35)	0.08	(0.48)	0.27
Effective income tax rate for continuing operations	(89.4)%	32.0%	(35.1)%	42.3%

Comparative Analysis of Consolidated Results

Revenues
Revenues for the second quarter of 2016 decreased $85.8 million or 18.8% from the second quarter of 2015. Revenues for the first six months of 2016 decreased $184.1 million or 20.3% from the first six months of 2015. Changes in revenues for the periods presented were attributable to the following significant items:

Change in Revenues — 2016 vs. 2015	Three Months Ended	Six Months Ended
(In millions)	June 30, 2016	June 30, 2016
Net impacts of price/volume changes in the Harsco Industrial Segment, primarily attributable to volume changes.	$(24.8)	(60.9)
Net impact of new and lost contracts (including exited underperforming contracts) in the Harsco Metals & Minerals Segment.	(27.7)	(54.2)
Impact of foreign currency translation.	(13.4)	(32.1)
Net impacts of price/volume changes in the Harsco Metals & Minerals Segment, primarily attributable to volume changes.	(1.3)	(19.2)
Net impacts of price/volume changes in the Harsco Rail Segment, primarily attributable to volume changes.	(18.5)	(17.7)
Other.	(0.1)	—
Total change in revenues — 2016 vs. 2015	$(85.8)	$(184.1)

Cost of Services and Products Sold
Cost of services and products sold for the second quarter of 2016 decreased $43.5 million or 12.1% from the second quarter of 2015. Cost of services and products sold for the first six months of 2016 decreased $121.5 million or 16.8% from the first six months of 2015. Changes in cost of services and products sold for the periods presented were attributable to the following significant items:

Change in Cost of Services and Products Sold — 2016 vs. 2015	Three Months Ended	Six Months Ended
(In millions)	June 30, 2016	June 30, 2016
Decreased costs due to changes in revenues (exclusive of the effects of foreign currency translation and fluctuations in commodity costs included in selling prices).	$(66.0)	(123.2)
Impact of foreign currency translation.	(12.6)	$(30.7)
Other.	(5.0)	(7.7)
Increased costs due to estimated loss provision in the Harsco Rail Segment. (a)	40.1	40.1
Total change in cost of services and products sold — 2016 vs. 2015	$(43.5)	$(121.5)
(a) See Note 1, Basis of Presentation - Change in Estimates, in Part I, Item 1, Financial Statements for additional information.

Selling, General and Administrative Expenses
Selling, general and administrative expenses for the second quarter of 2016 decreased $8.9 million or 15.3% from the second quarter of 2015.  Selling, general and administrative expenses for the first six months of 2016 decreased $22.1 million or 18.0% from the first six months of 2015. This decreases were primarily related to the impact of lower compensation costs associated with Project Orion in the Harsco Metals & Minerals Segment as well as for Corporate; lower professional fees; decreased agent and broker commissions in the Harsco Industrial Segment due to lower volume; lower pension expense; and foreign currency translation.

Other (Income) Expenses
This income statement classification includes: net gains on disposal of non-core assets, certain foreign currency gains, employee termination benefit costs, costs associated with the potential separation of the Harsco Metals & Minerals Segment, impaired asset write-downs and other costs to exit activities. Additional information on Other (income) expenses is included in Note 13, Other (Income) Expenses, in Part I, Item 1, Financial Statements.

	Three Months Ended		Six Months Ended
	June 30		June 30
(In thousands)	2016	2015	2016	2015
Employee termination benefit costs	$1,194	$1,105	$6,966	$2,508
Harsco Metals & Minerals Segment separation costs	10	—	3,297	—
Net gains (a)	(105)	(2,942)	(757)	(6,732)
Foreign currency gains related to Harsco Rail Segment advances on contracts and other customer advances	—	—	—	(10,940)
Other	148	1,479	864	1,601
Other (income) expenses	$1,247	$(358)	$10,370	$(13,563)
(a) Net gains result from the sales of redundant properties (primarily land, buildings and related equipment) and non-core assets.

Interest Expense
Interest expense during the second quarter and first six months of 2016 increased $2.0 million and $2.5 million, respectively, from the second quarter and first six months of 2015.  The increase primarily relates to increased interest rates associated with the Company's Senior Secured Credit Facilities and other financing costs partially offset by lower debt levels.

Change in Fair Value to the Unit Adjustment Liability and Loss on Dilution of Equity Method Investment
The Change in fair value to the unit adjustment liability and loss on dilution of equity method investment decreased during the second quarter of 2016 by $0.7 million compared to the second quarter of 2015 but increased during the first six months of 2016 by $9.3 million compared to the first six months of 2015. The increase in the first six months of 2016 resulted from the Company's election not to make the quarterly cash payments to the Company's partner in the Infrastructure strategic venture for the remainder of 2016. Instead, the Company will transfer approximately 3% of its ownership interest in satisfaction of the Company's 2016 obligation related to the unit adjustment liability. This is a non-cash expense. See Note 4, Equity Method Investments and Note 11, Derivative Instruments, Hedging Activities and Fair Value, in Part I, Item 1, Financial Statements for additional information.

Income Tax Expense
Income tax expense related to continuing operations for the second quarter and first six months of 2016 was $12.0 million and $9.8 million, respectively, compared with $7.1 million and $20.0 million for the second quarter and first six months of 2015, respectively. The income tax expense for the second quarter of 2016 compared with the second quarter of 2015 increased primarily due to the change in mix of income, as well as reduction in the income tax benefit on the Company's equity loss in unconsolidated entities. The income tax expense for the first six months of 2016 compared with the first six months of 2015 decreased primarily due to the decrease in income in profitable jurisdictions, as well as the expiration of statute of limitations for uncertain tax positions in certain foreign jurisdictions in 2016.

Income (Loss) from Continuing Operations
The Loss from continuing operations was $26.1 million in the second quarter of 2016 compared with Income from continuing operations of $7.5 million in the second quarter of 2015. This change is primarily related to decreased operating income from continuing operations, including the Harsco Rail Segment's estimated loss provision of $40.1 million related to the Company's contracts with the SBB, and increased income tax expense, partially offset by decreased equity in loss of unconsolidated entities.

The Loss from continuing operations was $35.4 million in the first six months of 2016 compared with Income from continuing operations of $23.7 million in the first six months of 2015. This change is primarily related to decreased operating income from continuing operations, including the Harsco Rail Segment's estimated loss provision of $40.1 million related to the Company's contracts with the SBB, and the loss on dilution of the Company's equity method investment in the Infrastructure strategic venture, partially offset by decreased income tax expense and increased equity in income of unconsolidated entities.

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
During the first six months of 2016, the Company generated $28.6 million in operating cash flow, a decrease from the
$45.2 million generated in the first six months of 2015. In the first six months of 2016, the Company invested $32.2 million in capital expenditures, mostly for the Harsco Metals & Minerals Segment, compared with $63.2 million in the first six months of 2015. The Company generated $5.1 million in cash flow from asset sales in the first six months of 2016 compared with
$13.4 million in the first six months of 2015. Asset sales have been a normal part of the Company's business model, primarily for the Harsco Metals & Minerals Segment. The Company paid $4.1 million and $32.9 million in dividends to stockholders in the first six months of 2016 and 2015, respectively. The Company has suspended the quarterly dividend to preserve financial flexibility. The Board of Directors will continue to evaluate the Company's dividend policy each quarter.
The Company's net cash payments on debt were $23.6 million in the first six months of 2016, principally due to the utilization of operating cash flow and proceeds from the termination of a cross-currency interest rate swap ("CCIR"). The Company’s consolidated net debt to consolidated EBITDA ratio (as defined by the Credit Agreement) was 2.9 to 1.0 at June 30, 2016.
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

The Company plans to redeploy discretionary cash primarily for debt reduction and secondarily for potential growth opportunities, such as disciplined organic growth and higher-return service contracts opportunities for the Harsco Metals & Minerals Segment, and strategic investments or possible acquisitions in the Harsco Rail and Harsco Industrial Segments that improve competitive positioning in core markets or adjacent markets.

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
The following table illustrates the Company's available credit at June 30, 2016:

	June 30, 2016
(In millions)	Facility Limit	Outstanding Balance	Outstanding Letters of Credit	Available Credit
Multi-year revolving credit agreement	$350.0	$152.0	$43.5	$154.5

At June 30, 2016, the Company had $395.8 million of borrowings under the Senior Secured Credit Facilities consisting of $243.8 million under the Term Loan Facility and $152.0 million under the Revolving Credit Facility. At June 30, 2016, of this balance, $377.0 million was classified as long-term debt and $18.8 million was classified as current maturities of long-term debt in the Condensed Consolidated Balance Sheets. At December 31, 2015, the Company had $415.0 million of borrowings under the Senior Secured Credit Facilities consisting of $250.0 million under the Term Loan Facility and $165.0 million under the Revolving Credit Facility. At December 31, 2015, of this balance, $380.5 million was classified as long-term debt,
$22.0 million was classified as short-term borrowings and $12.5 million was classified as current maturities of long-term debt in the Condensed Consolidated Balance Sheets.

Working Capital Position
Changes in the Company’s working capital are reflected in the following table:

(Dollars in millions)	June 30 2016		December 31 2015		Increase (Decrease)
Current Assets
Cash and cash equivalents	$69.2		$79.8		$(10.5)
Trade accounts receivable, net	265.2		254.9		10.4
Other receivables	16.9		30.4		(13.5)
Inventories	208.2		217.0		(8.7)
Other current assets	80.5		82.5		(2.0)
Total current assets	640.1		664.5		(24.4)
Current Liabilities
Short-term borrowings and current maturities	45.7		55.3		(9.6)
Accounts payable	113.5		136.0		(22.5)
Accrued compensation	40.7		38.9		1.8
Income taxes payable	7.2		4.4		2.8
Advances on contracts and other customer advances	107.9		107.3		0.7
Due to unconsolidated affiliate	7.7		7.7		—
Unit adjustment liability	11.7		22.3		(10.6)
Other current liabilities	133.5		134.2		(0.7)
Total current liabilities	467.9		506.1		(38.2)
Working Capital	$172.2		$158.4		$13.8
Current Ratio (a)	1.4	:1	1.3	:1

(a) Calculated as Total current assets divided by Total current liabilities.
Working capital increased $13.8 million or 8.7% for the first six months of 2016 due primarily to the following factors:

•	Working capital was positively affected by a decrease in Accounts payable of $22.5 million primarily due to the timing of payments.

•
Working capital was positively affected by a decrease in the Unit adjustment liability of $10.6 million due to the Company's decision not to make cash payments to the Company's partner in the Infrastructure strategic venture. See Note 4, Equity Method Investments and Note 11, Derivative Instruments, Hedging Activities and Fair Value, in Part I, Item 1, Financial Statements for additional information.

These working capital increases were partially offset by the following factor:

•
Working capital was negatively impacted by a decrease in Other receivables of $13.5 million primarily due to income tax refunds received and the timing of proceeds received from certain asset sales; and

Certainty of Cash Flows
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
Cash Flow Summary
The Company’s cash flows from operating, investing and financing activities, as reflected in the Condensed Consolidated Statements of Cash Flows, are summarized in the following table:

	Six Months Ended
	June 30
(In millions)	2016	2015
Net cash provided (used) by:
Operating activities	$28.6	$45.2
Investing activities	(27.7)	(73.6)
Financing activities	(18.4)	25.0
Effect of exchange rate changes on cash	7.1	7.7
Net change in cash and cash equivalents	$(10.5)	$4.3

Cash provided by operating activities — Net cash provided by operating activities in the first six months of 2016 was $28.6 million, a decrease of $16.6 million from cash provided by operating activities in the first six months of 2015.  The decrease is primarily attributable to timing of accounts payable and lower cash net income partially offset by the timing of accounts receivable invoicing and collections, an increase in accrued compensation and timing of inventory purchases.
Included in the Cash flows from operating activities section of the Condensed Consolidated Statement of Cash Flows is the caption Other, net. For the first six months ended June 30, 2015, this caption included the Harsco Rail Segment foreign exchange gain which is reflected in the Effect of exchange rate changes on cash caption.
Also included in the Cash flows from operating activities section of the Condensed Consolidated Statements of Cash Flows is the caption, Other assets and liabilities. For the first six months ended June 30, 2016 and 2015, the decreases in this caption were $24.8 million and $21.4 million, respectively. A summary of the major components of this caption for the periods presented is as follows:

	Six Months Ended
	June 30
(In millions)	2016	2015
Net cash provided (used) by:
Change in net defined benefit pension liabilities	$(13.9)	$(18.1)
Change in noncurrent insurance liabilities	(5.2)	(3.9)
Other	(5.7)	0.6
Total	$(24.8)	$(21.4)
Cash used by investing activities — Net cash used by investing activities in the first six months of 2016 was $27.7 million, a decrease of $45.9 million from the cash used by investing activities in the first six months of 2015.  The decrease was primarily due to a lower level of capital expenditures in the Harsco Metals & Minerals Segment and the Company's decision not to make cash payments, during 2016, to the Company's partner in the Infrastructure strategic venture. See Note 4, Equity Method Investments and Note 11, Derivative Instruments, Hedging Activities and Fair Value, in Part I, Item 1, Financial Statements for additional information.

Cash provided (used) by financing activities — Net cash used by financing activities in the first six months of 2016 was $18.4 million, an increase of $43.4 million from cash provided by financing activities in the first six months of 2015.  The change was primarily due to net cash payments on debt of $23.6 million in the first six months of 2016 compared with net cash borrowings of $73.8 million in the first six months of 2015. This was partially offset by proceeds from the termination of a CCIR, lower cash dividends and no repurchases of the Company's common stock occurring the first six months of 2016.
Debt Covenants
The Credit Agreement contains a consolidated net debt to consolidated EBITDA ratio covenant, which is not to exceed
4.0 to 1.0, and a minimum consolidated EBITDA to consolidated interest charges ratio covenant, which is not to be less than 3.0 to 1.0. The consolidated net debt to consolidated EBITDA ratio covenant is reduced to 3.75 to 1.0 after December 31, 2016 and to 3.5 to 1.0 after June 30, 2017. Additionally, upon the completion of the potential separation of the Harsco Metals & Minerals Segment, the Company would be required to repay the Term Loan Facility, and the consolidated net debt to consolidated EBITDA ratio would be reduced to 3.0 to 1.0 for the Credit Agreement. The Company’s 5.75% notes include covenants that require the Company to offer to repurchase the notes at 101% of par in the event of a change of control of the Company or disposition of substantially all of the Company’s assets in combination with a downgrade in the Company’s credit rating to non-investment grade.  At June 30, 2016, the Company was in compliance with these covenants, as the total net debt to consolidated EBITDA ratio was 2.9 to 1.0 and total consolidated EBITDA to consolidated interest charges was 5.8 to 1.0. Based on balances and covenants in effect at June 30, 2016, the Company could increase net debt by $312.7 million and still be in compliance with these debt covenants.  The Company expects to continue to be in compliance with these debt covenants for at least the next twelve months.

Cash Management
The Company has various cash management systems throughout the world that centralize cash in various bank accounts where it is economically justifiable and legally permissible to do so. These centralized cash balances are then redeployed to other operations to reduce short-term borrowings and to finance working capital needs or capital expenditures. Due to the transitory nature of cash balances, they are normally invested in bank deposits that can be withdrawn at will or in very liquid short-term bank time deposits and government obligations. The Company's policy is to use the largest banks in the various countries in which the Company operates. The Company monitors the creditworthiness of banks and when appropriate will adjust banking operations to reduce or eliminate exposure to less creditworthy banks.

At June 30, 2016, the Company's consolidated cash and cash equivalents included $67.5 million held by non-U.S. subsidiaries. At June 30, 2016, approximately 12% of the Company's consolidated cash and cash equivalents had regulatory restrictions that would preclude the transfer of funds with and among subsidiaries. The cash and cash equivalents held by non-U.S. subsidiaries also included $16.8 million held in consolidated strategic ventures. The strategic venture agreements may require strategic venture partner approval to transfer funds with and among subsidiaries. While the Company's remaining non-U.S. cash and cash equivalents can be transferred with and among subsidiaries, the majority of these non-U.S. cash balances will be used to support the ongoing working capital needs and continued growth of the Company's non-U.S. operations.
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

ITEM 4.        CONTROLS AND PROCEDURES

Based on the evaluation required by Securities Exchange Act Rules 13a-15(b) and 15d-15(b), the Company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of disclosure controls and procedures, as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e), at June 30, 2016.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective at June 30, 2016.  There have been no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting during the second quarter of 2016.

PART II — OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS
Information on legal proceedings is included in Note 9, Commitments and Contingencies, in Part I, Item 1, Financial Statements.

ITEM 1A.     RISK FACTORS
Economic conditions and regulatory changes following the United Kingdom’s referendum on withdrawal from the European Union could have a negative impact on our business and results of operations.

In June 2016, a majority of voters in the U.K. approved a withdrawal from the European Union ("EU") in a national referendum (often referred to as Brexit). The referendum was advisory, and the terms of any withdrawal are subject to a negotiation period that could last at least two years after the government of the U.K. formally initiates a withdrawal process. Nevertheless, the referendum has created significant uncertainty about the future relationship between the U.K. and the EU, including with respect to the laws and regulations that will apply as the U.K. determines which EU laws to replace or replicate in the event of a withdrawal. The referendum has also given rise to calls for the governments of other EU member states to consider withdrawal. These developments, or the perception that any of them could occur, have had and may continue to have a material adverse effect on global economic conditions and the stability of global financial markets.

Our business, particularly the Company's Harsco Metals & Minerals Segment, whose headquarters is in the U.K., could be adversely impacted by the likely exit of the U.K. from the EU. Adverse consequences such as deterioration in economic conditions and volatility in currency exchange rates could have a negative impact on our operations, financial condition and results of operations. In addition, incremental regulatory controls and regulations governing trade between the U.K. and the rest of the EU could have adverse consequences on the steel industry in the U.K. and/or the EU, and could negatively impact our operations and financial condition.

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

HARSCO CORPORATION
(Registrant)

DATE	August 4, 2016	/s/ PETER F. MINAN
Peter F. Minan
Senior Vice President and Chief Financial Officer
(On behalf of the registrant and as Principal Financial and Chief Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
10.1	2016 Non-Employee Directors’ Long-Term Equity Compensation Plan (incorporated by reference to the Company’s Form S-8 dated May 6, 2016, Commission File Number 001-03970).
10.2	First Amendment to 2016 Non-Employee Directors' Long-Term Equity Compensation Plan.
10.3	Form of Restricted Stock Units Agreement (Non-Employee Director).
31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).
31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).
32	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer).
101
The following financial statements from Harsco Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 filed with the Securities and Exchange Commission on August 4, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Comprehensive Loss; (iv) the Condensed Consolidated Statements of Cash Flows; (v) the Condensed Consolidated Statements of Equity; and (vi) the Notes to Condensed Consolidated Financial Statements.