Form 10-Q
period 2016-09-30
HARSCO CORP
filed 2016-11-03
CIK 45876

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2016
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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐  NO ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2016
Common stock, par value $1.25 per share	80,174,963

HARSCO CORPORATION
FORM 10-Q

PART I — FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

HARSCO CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands)	September 30 2016	December 31 2015
ASSETS
Current assets:
Cash and cash equivalents	$79,911	$79,756
Trade accounts receivable, net	263,534	254,877
Other receivables	17,595	30,395
Inventories	208,695	216,967
Other current assets	62,894	82,527
Total current assets	632,629	664,522
Investments	2,210	252,609
Property, plant and equipment, net	518,251	564,035
Goodwill	391,657	400,367
Intangible assets, net	44,380	53,043
Other assets	97,997	126,621
Total assets	$1,687,124	$2,061,197
LIABILITIES
Current liabilities:
Short-term borrowings	$5,279	$30,229
Current maturities of long-term debt	20,760	25,084
Accounts payable	119,991	136,018
Accrued compensation	43,863	38,899
Income taxes payable	7,329	4,408
Dividends payable	—	4,105
Insurance liabilities	12,154	11,420
Advances on contracts and other customer advances	125,042	107,250
Due to unconsolidated affiliate	—	7,733
Unit adjustment liability	—	22,320
Other current liabilities	128,519	118,657
Total current liabilities	462,937	506,123
Long-term debt	649,511	845,621
Deferred income taxes	14,531	12,095
Insurance liabilities	26,625	30,400
Retirement plan liabilities	200,317	241,972
Due to unconsolidated affiliate	—	13,674
Unit adjustment liability	—	57,614
Other liabilities	40,179	42,895
Total liabilities	1,394,100	1,750,394
COMMITMENTS AND CONTINGENCIES
HARSCO CORPORATION STOCKHOLDERS’ EQUITY
Preferred stock	—	—
Common stock	140,625	140,503
Additional paid-in capital	170,716	170,699
Accumulated other comprehensive loss	(466,359)	(515,688)
Retained earnings	1,166,326	1,236,355
Treasury stock	(760,391)	(760,299)
Total Harsco Corporation stockholders’ equity	250,917	271,570
Noncontrolling interests	42,107	39,233
Total equity	293,024	310,803
Total liabilities and equity	$1,687,124	$2,061,197

See accompanying notes to unaudited condensed consolidated financial statements.

HARSCO CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
(In thousands, except per share amounts)	2016	2015	2016		2015
Revenues from continuing operations:
Service revenues	$239,057	$272,463	$714,177		$852,100
Product revenues	128,730	155,871	376,824		483,560
Total revenues	367,787	428,334	1,091,001		1,335,660
Costs and expenses from continuing operations:
Cost of services sold	192,812	224,588	574,137		714,287
Cost of products sold	93,499	112,043	312,131		343,825
Selling, general and administrative expenses	50,249	64,526	150,553		186,891
Research and development expenses	910	1,057	2,748		3,490
Loss on disposal of the Harsco Infrastructure Segment and transaction costs	—	1,000	—		1,000
Other expenses	1,741	17,392	12,111		3,829
Total costs and expenses	339,211	420,606	1,051,680		1,253,322
Operating income from continuing operations	28,576	7,728	39,321		82,338
Interest income	673	264	1,760		951
Interest expense	(13,756)	(11,110)	(39,924)		(34,812)
Change in fair value to the unit adjustment liability and loss on dilution and sale of equity method investment	(44,788)	(2,083)	(58,494)		(6,492)
Income (loss) from continuing operations before income taxes and equity income (loss)	(29,295)	(5,201)	(57,337)		41,985
Income tax expense	(5,079)	(6,985)	(14,913)		(26,945)
Equity in income (loss) of unconsolidated entities, net	3,205	3,105	5,686		(396)
Income (loss) from continuing operations	(31,169)	(9,081)	(66,564)		14,644
Discontinued operations:
Income (loss) on disposal of discontinued business	(592)	(637)	1,788		(849)
Income tax benefit (expense) related to discontinued business	217	235	(661)		313
Income (loss) from discontinued operations	(375)	(402)	1,127		(536)
Net income (loss)	(31,544)	(9,483)	(65,437)		14,108
Less: Net (income) loss attributable to noncontrolling interests	(1,443)	827	(4,592)		(925)
Net income (loss) attributable to Harsco Corporation	$(32,987)	$(8,656)	$(70,029)		$13,183
Amounts attributable to Harsco Corporation common stockholders:
Income (loss) from continuing operations, net of tax	$(32,612)	$(8,254)	$(71,156)		$13,719
Income (loss) from discontinued operations, net of tax	(375)	(402)	1,127		(536)
Net income (loss) attributable to Harsco Corporation common stockholders	$(32,987)	$(8,656)	$(70,029)		$13,183

Weighted-average shares of common stock outstanding	80,379	80,238	80,318		80,233
Basic earnings (loss) per common share attributable to Harsco Corporation common stockholders:
Continuing operations	$(0.41)	$(0.10)	$(0.89)		$0.17
Discontinued operations	—	(0.01)	0.01		(0.01)
Basic earnings (loss) per share attributable to Harsco Corporation common stockholders	$(0.41)	$(0.11)	$(0.87)	(a)	$0.16
Diluted weighted-average shares of common stock outstanding	80,379	80,238	80,318		80,363
Diluted earnings (loss) per common share attributable to Harsco Corporation common stockholders:
Continuing operations	$(0.41)	$(0.10)	$(0.89)		$0.17
Discontinued operations	—	(0.01)	0.01		(0.01)
Diluted earnings (loss) per share attributable to Harsco Corporation common stockholders	$(0.41)	$(0.11)	$(0.87)	(a)	$0.16
Cash dividends declared per common share	$—	$0.205	$—		$0.615
(a) Does not total due to rounding

See accompanying notes to unaudited condensed consolidated financial statements.

HARSCO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)

	Three Months Ended
	September 30
(In thousands)	2016	2015
Net loss	$(31,544)	$(9,483)
Other comprehensive income (loss):
Foreign currency translation adjustments, net of deferred income taxes of $(16,992) and $(3,747) in 2016 and 2015, respectively	9,613	(36,854)
Net gain on cash flow hedging instruments, net of deferred income taxes of $(813) and $(799) in 2016 and 2015, respectively	1,609	4,164
Pension liability adjustments, net of deferred income taxes of $336 and $(466) in 2016 and 2015, respectively	10,712	19,580
Unrealized gain (loss) on marketable securities, net of deferred income taxes of $(9) and $4 in 2016 and 2015, respectively	14	(8)
Total other comprehensive income (loss)	21,948	(13,118)
Total comprehensive loss	(9,596)	(22,601)
Less: Comprehensive income (loss) attributable to noncontrolling interests	(1,448)	1,917
Comprehensive loss attributable to Harsco Corporation	$(11,044)	$(20,684)

	Nine Months Ended
	September 30
(In thousands)	2016	2015
Net income (loss)	$(65,437)	$14,108
Other comprehensive income (loss):
Foreign currency translation adjustments, net of deferred income taxes of $(27,680) and $(855) in 2016 and 2015, respectively	6,840	(74,671)
Net gain (loss) on cash flow hedging instruments, net of deferred income taxes of $(398) and $(1,337) in 2016 and 2015, respectively	(942)	10,045
Pension liability adjustments, net of deferred income taxes of $(920) and $(1,405) in 2016 and 2015, respectively	43,007	27,796
Unrealized gain (loss) on marketable securities, net of deferred income taxes of $(7) and $7 in 2016 and 2015, respectively	11	(12)
Total other comprehensive income (loss)	48,916	(36,842)
Total comprehensive loss	(16,521)	(22,734)
Less: Comprehensive income (loss) attributable to noncontrolling interests	(4,179)	1,270
Comprehensive loss attributable to Harsco Corporation	$(20,700)	$(21,464)

See accompanying notes to unaudited condensed consolidated financial statements.

HARSCO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
	September 30
(In thousands)	2016	2015
Cash flows from operating activities:
Net income (loss)	$(65,437)	$14,108
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	98,284	110,343
Amortization	10,003	9,003
Change in fair value to the unit adjustment liability and loss on dilution and sale of equity method investment	58,494	6,492
Deferred income tax expense (benefit)	(2,015)	9,998
Equity in (income) loss of unconsolidated entities, net	(5,686)	396
Dividends from unconsolidated entities	16	—
Contract estimated forward loss provision for Harsco Rail Segment	40,050	—
Other, net	(3,676)	(12,345)
Changes in assets and liabilities:
Accounts receivable	4,055	9,161
Inventories	(24,295)	(36,472)
Accounts payable	(10,831)	(3,346)
Accrued interest payable	6,245	7,658
Accrued compensation	4,481	(3,640)
Advances on contracts and other customer advances	15,352	7,548
Harsco 2011/2012 Restructuring Program accrual	—	(305)
Other assets and liabilities	(20,285)	(29,497)
Net cash provided by operating activities	104,755	89,102

Cash flows from investing activities:
Purchases of property, plant and equipment	(49,946)	(91,583)
Proceeds from sales of assets	7,178	20,777
Purchases of businesses, net of cash acquired	(26)	(7,705)
Proceeds from sale of equity investment	165,640	—
Payment of unit adjustment liability	—	(16,740)
Other investing activities, net	7,058	(7,975)
Net cash provided (used) by investing activities	129,904	(103,226)

Cash flows from financing activities:
Short-term borrowings, net	(1,527)	1,211
Current maturities and long-term debt:
Additions	50,835	92,993
Reductions	(275,768)	(101,679)
Cash dividends paid on common stock	(4,105)	(49,311)
Dividends paid to noncontrolling interests	(1,702)	(1,559)
Purchase of noncontrolling interests	(4,731)	(395)
Common stock acquired for treasury	—	(12,143)
Proceeds from cross-currency interest rate swap termination	16,625	75,057
Deferred pension underfunding payment to unconsolidated affiliate	(20,640)	—
Other financing activities, net	(946)	(2,607)
Net cash provided (used) by financing activities	(241,959)	1,567

Effect of exchange rate changes on cash	7,455	7,708
Net increase (decrease) in cash and cash equivalents	155	(4,849)
Cash and cash equivalents at beginning of period	79,756	62,843
Cash and cash equivalents at end of period	$79,911	$57,994

See accompanying notes to unaudited condensed consolidated financial statements.

HARSCO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (Unaudited)

	Harsco Corporation Stockholders’ Equity
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests
(In thousands, except share amounts)	Issued	Treasury					Total
Balances, January 1, 2015	$140,444	$(749,815)	$165,666	$1,283,549	$(532,256)	$44,322	$351,910
Net income				13,183		925	14,108
Cash dividends declared:
Common @ $0.615 per share				(49,247)			(49,247)
Noncontrolling interests						(1,559)	(1,559)
Total other comprehensive loss, net of deferred income taxes of $(5,529)					(34,647)	(2,195)	(36,842)
Contributions from noncontrolling interests						2,100	2,100
Purchase of subsidiary shares from noncontrolling interest			(3)			(395)	(398)
Sale of investment in consolidated subsidiary						200	200
Vesting of restricted stock units and other stock grants, net 31,147 shares	59	(264)	(99)				(304)
Treasury shares repurchased, 596,632 shares		(10,220)					(10,220)
Amortization of unearned portion of stock-based compensation, net of forfeitures			3,545				3,545
Balances, September 30, 2015	$140,503	$(760,299)	$169,109	$1,247,485	$(566,903)	$43,398	$273,293

	Harsco Corporation Stockholders’ Equity
(In thousands)	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests
	Issued	Treasury					Total
Balances, January 1, 2016	$140,503	$(760,299)	$170,699	$1,236,355	$(515,688)	$39,233	$310,803
Net income (loss)				(70,029)		4,592	(65,437)
Cash dividends declared:
Noncontrolling interests						(1,702)	(1,702)
Total other comprehensive income (loss), net of deferred income taxes of $(29,005)					49,329	(413)	48,916
Purchase of subsidiary shares from noncontrolling interest			(5,128)			397	(4,731)
Vesting of restricted stock units and other stock grants, net 80,598 shares	122	(92)	(595)				(565)
Amortization of unearned portion of stock-based compensation, net of forfeitures			5,740				5,740
Balances, September 30, 2016	$140,625	$(760,391)	$170,716	$1,166,326	$(466,359)	$42,107	$293,024

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
Operating results and cash flows for the three and nine months ended September 30, 2016 are not indicative of the results that may be expected for the year ending December 31, 2016.
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

Certain contracts within the Harsco Rail Segment, which meet specific criteria established in U.S. GAAP, are accounted for as long-term contracts. The Company recognizes revenues on two contracts from the federal railway system of Switzerland ("SBB") based on the percentage-of-completion (units-of-delivery) method of accounting, whereby revenues and estimated average costs of the units to be produced under the contracts are recognized as deliveries are made or accepted. Contract revenues and cost estimates are reviewed and revised, at a minimum quarterly, and adjustments are reflected in the accounting period as such amounts are determined.

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

During the second quarter of 2016, as a result of increased vendor costs, ongoing discussions with SBB, and increased estimates for commissioning, certification and testing costs, as well as expected settlements with SBB, the Company concluded it will have a loss on the contracts with SBB. The majority of the equipment deliveries and related revenue recognition under these contracts are expected in 2017 through 2020. The Company recognized an estimated forward loss provision related to the SBB contracts of $40.1 million for the nine months ended September 30, 2016 in the caption Costs of products sold in the Condensed Consolidated Statements of Operations. There was no estimated forward loss provision at December 31, 2015. See Note 3, Accounts Receivable and Inventories, for additional information related to the SBB contracts.

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
On January 1, 2016, the Company adopted changes issued by the FASB related to simplifying the presentation of debt issuance costs. The changes required that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct reduction from the carrying amount of that debt liability. In August 2015, the FASB added guidance about the presentation and subsequent measurement of debt issuance costs associated with line-of-credit arrangements. The changes became effective for the Company on January 1, 2016. The adoption of these changes resulted in the reclassification of approximately $8 million and approximately $10 million at September 30, 2016 and December 31, 2015, respectively, in deferred financing costs from Other assets to Long-term debt on the Company's Condensed Consolidated Balance Sheets for all periods presented.
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
The following accounting standards have been issued and become effective for the Company at a future date:
In May 2014, the FASB issued changes related to the recognition of revenue from contracts with customers. The changes clarify the principles for recognizing revenue and develop a common revenue standard. The core principle of the changes is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The changes also require additional disclosures related to revenue recognition. In July 2015, the FASB deferred the effective date of these changes by one year, but will permit entities to adopt one year earlier. During 2016, the FASB clarified the implementation guidance for principal versus agent considerations, identifying performance obligations, accounting for intellectual property licenses, collectability, non-cash consideration and the presentation of sales and other similar taxes, as well as introduced practical expedients related to disclosures of remaining performance obligations. These changes become effective for the Company on January 1, 2018. Management is currently evaluating the impact of these changes on its condensed consolidated financial statements.
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
In November 2015, the FASB issued changes that require deferred tax assets and liabilities to be classified as noncurrent in a classified statement of financial position. The changes apply to all entities that present a classified statement of financial position. The current requirement that deferred tax assets and liabilities of a tax-paying component of an entity be offset and presented as a single amount is not affected. The changes become effective for the Company on January 1, 2017. Had these changes been adopted, the Company's working capital would have decreased by approximately $27 million and $38 million at September 30, 2016 and December 31, 2015, respectively.
In February 2016, the FASB issued changes in accounting for leases. The changes introduce a lessee model that brings most leases on the balance sheet. The changes also align many of the underlying principles of the new lessor model with those in the FASB’s new revenue recognition standard. Furthermore, the changes address other concerns related to the current leases model such as eliminating the requirement in current guidance for an entity to use bright-line tests in determining lease classification. The changes also require lessors to increase the transparency of their exposure to changes in value of their residual assets and how they manage that exposure. The changes become effective for the Company on January 1, 2019. Management is currently evaluating the impact of these changes on its condensed consolidated financial statements.

In March 2016, the FASB issued changes related to the simplification of several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The changes become effective for the Company on January 1, 2017. Management is currently evaluating the impact of these changes on its condensed consolidated financial statements and does not expect them to have a material impact.

In August 2016, the FASB issued changes to address eight specific cash flow presentation issues with the objective of reducing diversity in practice. The issues identified include: debt prepayments or extinguishment costs; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies (including bank-owned life insurance policies); distributions received from equity method investees; beneficial interests in securitization transactions; and separately identifiable cash flows and application of the predominance principle. The changes become effective for the Company on January 1, 2018. Management has determined that these changes will not have a material impact on the Company's condensed consolidated financial statements.

3.    Accounts Receivable and Inventories
Accounts receivable consist of the following:

(In thousands)	September 30 2016	December 31 2015
Trade accounts receivable	$276,625	$280,526
Less: Allowance for doubtful accounts	(13,091)	(25,649)
Trade accounts receivable, net	$263,534	$254,877

Other receivables (a)	$17,595	$30,395
(a) Other receivables include insurance claim receivables, employee receivables, tax claim receivables, receivables from affiliates and other miscellaneous receivables not included in Trade accounts receivable, net.
The decrease in Allowance for doubtful accounts in 2016 is due to the write-off of previously reserved accounts receivable balances.
The provision for doubtful accounts related to trade accounts receivable was as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(In thousands)	2016	2015	2016	2015
Provision for doubtful accounts related to trade accounts receivable	$(93)	$10,005	$84	$10,615

Inventories consist of the following:

(In thousands)	September 30 2016	December 31 2015
Finished goods	$30,198	$32,586
Work-in-process	30,273	30,959
Contracts-in-process	55,675	55,786
Raw materials and purchased parts	67,287	70,755
Stores and supplies	25,262	26,881
Inventories	$208,695	$216,967

Contracts-in-process consist of the following:

(In thousands)	September 30 2016	December 31 2015
Contract costs accumulated to date	90,668	55,786
Estimated forward loss provisions for contracts-in-process (a)	(34,993)	—
Contracts-in-process	55,675	55,786

(a)
To the extent that the estimated forward loss provision exceeds accumulated contract costs it is included in the caption Other current liabilities on the Condensed Consolidated Balance Sheets. At September 30, 2016 this amount totaled $5.5 million.

At September 30, 2016 and December 31, 2015, the Company has $106.8 million and $82.7 million, respectively, of customer advances related to contracts-in-process. These amounts are included in the caption Advances on contracts and other customer advances on the Condensed Consolidated Balance Sheets.

4. Equity Method Investments

In November 2013, the Company sold the Company's Harsco Infrastructure Segment into a strategic venture with Clayton, Dubilier & Rice ("CD&R") as part of a transaction that combined the Harsco Infrastructure Segment with Brand Energy & Infrastructure Services, Inc., which CD&R simultaneously acquired (the "Infrastructure Transaction"). As a result of the Infrastructure Transaction, the Company retained an equity interest in Brand Energy & Infrastructure Service, Inc. and Subsidiaries ("Brand" or the "Infrastructure strategic venture") which was accounted for as an equity method investment in accordance with U.S. GAAP. The Company's equity interest in Brand at December 31, 2015 was approximately 29%.

As part of the Infrastructure Transaction, the Company was required to make a quarterly payment to the Company's partner in the Infrastructure strategic venture, either (at the Company's election) (i) in cash, with total payments to equal approximately $22 million per year on a pre-tax basis (approximately $15 million per year after-tax), or (ii) in kind, through the transfer of approximately 3% of the Company's ownership interest in the Infrastructure strategic venture on an annual basis (the "unit adjustment liability"). The Company recognized the change in fair value to the unit adjustment liability each period until the Company was no longer required to make these payments or chose not to make these payments. The change in fair value to the unit adjustment liability was a non-cash expense.

In March 2016, the Company elected not to make the quarterly cash payments to the Company's partner in the Infrastructure strategic venture for the remainder of 2016. Instead, the Company transferred approximately 3% of its ownership interest in satisfaction of the Company's 2016 obligation related to the unit adjustment liability. As a result of not making the quarterly cash payments for 2016, the Company's ownership interest in the Infrastructure strategic venture decreased by approximately 3% and the value of the unit adjustment liability was updated to reflect this change. Accordingly, the book value of the Company's equity method investment in Brand decreased by $29.4 million and the unit adjustment liability decreased by
$19.1 million. The resulting net loss of $10.3 million was recognized in the Condensed Consolidated Statement of Operations caption Change in fair value to the unit adjustment liability and loss on dilution and sale of equity method investment. This net loss was a non-cash expense.
In September 2016, the Company entered into an Omnibus Agreement with CDR Bullseye Holdings, L.P., Bullseye G.P., LLC, Bullseye Partnership, L.P., Bullseye Holdings, L.P. and Brand Energy & Infrastructure Holdings, Inc. (the “Brand Entities”), pursuant to which the Brand Entities repurchased the Company's remaining approximate 26% interest in Brand.

In exchange for the Company's interest, (i) the Company received $145 million in cash, net, and (ii) the requirement for the Company to fund certain obligations to Brand through 2018 were satisfied, the present value of which equaled $20.6 million. In addition, the Company received $1.4 million in accrued but unpaid fees, rent and expenses from the Brand Entities. As a result of the sale, the Company’s obligation to make quarterly payments related to the unit adjustment liability under the terms of a limited partnership agreement that governed the operation of the strategic venture terminated. The Company recognized a loss on the sale of its equity interest in Brand in the amount of $43.5 million which was reflected in the Condensed Consolidated Statement of Operations caption Change in fair value to unit adjustment liability and loss on dilution and sale of equity method investment.
For the three and nine months ended September 30, 2016, the Company recognized $1.3 million and $4.7 million, respectively, of change in fair value to the unit adjustment liability, exclusive of the fair value adjustment resulting from the decision not to make the quarterly payments in 2016 and the loss related to the sale of the Company's interest, in the Condensed Consolidated Statement of Operations caption Change in fair value to the unit adjustment liability and loss on dilution and sale of equity method investment. This compared to $2.1 million and $6.5 million for the three and nine months ended September 30, 2015, respectively. The Condensed Consolidated Balance Sheet as of December 31, 2015 included balances related to the unit adjustment liability of $79.9 million in the current and non-current captions, Unit adjustment liability. A reconciliation of beginning and ending balances related to the unit adjustment liability is included in Note 12, Derivative Instruments, Hedging Activities and Fair Value.

The book value of the Company's equity method investment in Brand at December 31, 2015 was $250.1 million. The Company's proportionate share of Brand's net income or loss is recorded one quarter in arrears.

Brand's results of operations are summarized as follows:

	Three Months Ended		Nine Months Ended
	June 30		June 30
(In thousands)	2016	2015	2016	2015
Net revenues	$782,415	$736,178	$2,333,561	$2,217,904
Gross profit	169,456	154,710	499,005	486,656
Net income (loss) attributable to Brand Energy & Infrastructure Services, Inc. and Subsidiaries	12,378	10,817	20,756	(1,384)

Harsco's equity in income (loss) of Brand	3,205	3,105	5,686	(396)

Balances related to transactions between the Company and Brand are as follows:

(In thousands)	September 30 2016	December 31 2015
Balances due from Brand	$—	$1,557
Balances due to Brand	26	21,407

5.     Property, Plant and Equipment
Property, plant and equipment consists of the following:

(In thousands)	September 30 2016	December 31 2015
Land	$10,906	$10,932
Land improvements	15,172	15,277
Buildings and improvements	189,864	191,356
Machinery and equipment	1,614,597	1,661,914
Construction in progress	23,656	36,990
Gross property, plant and equipment	1,854,195	1,916,469
Less: Accumulated depreciation	(1,335,944)	(1,352,434)
Property, plant and equipment, net	$518,251	$564,035

6.     Goodwill and Other Intangible Assets
The following table reflects the changes in carrying amounts of goodwill by segment for the nine months ended September 30, 2016:

(In thousands)	Harsco Metals & Minerals Segment	Harsco Industrial Segment	Harsco Rail Segment	Consolidated Totals
Balance at December 31, 2015	$380,761	$6,806	$12,800	$400,367
Changes to goodwill	—	33	226	259
Foreign currency translation	(8,969)	—	—	(8,969)
Balance at September 30, 2016	$371,792	$6,839	$13,026	$391,657
The Company’s 2015 annual goodwill impairment testing did not result in any impairment of the Company’s goodwill. The fair value of the Harsco Metals & Minerals Segment exceeded the carrying value by approximately 15%.  The Company tests for goodwill impairment annually or more frequently if indicators of impairment exist, or if a decision is made to dispose of a business.  The Company performs the annual goodwill impairment test as of October 1 and monitors for triggering events on an ongoing basis.  The Company determined that, as of September 30, 2016, no interim goodwill impairment testing was necessary.  There can be no assurance that the Company’s annual goodwill impairment testing will not result in a charge to earnings. Should the Company’s analysis indicate further degradation in the overall markets served by the Harsco Metals & Minerals Segment, impairment losses for associated assets could be required. Any impairment could result in the write-down of the carrying value of goodwill to its implied fair value.
Intangible assets included in the captions, Other current assets and Intangible assets, net, on the Condensed Consolidated Balance Sheets consist of the following:

	September 30, 2016		December 31, 2015
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer related	$149,719	$113,482	$153,287	$111,227
Non-compete agreements	1,096	1,096	1,092	1,092
Patents	5,783	5,532	5,882	5,495
Technology related	25,836	25,343	25,559	23,089
Trade names	8,309	4,455	8,303	4,194
Other	8,663	5,118	8,701	4,669
Total	$199,406	$155,026	$202,824	$149,766

Amortization expense for intangible assets was as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(In thousands)	2016	2015	2016	2015
Amortization expense for intangible assets	$2,053	$2,286	$6,208	$6,602

The estimated amortization expense for the next five fiscal years based on current intangible assets is as follows:

(In thousands)	2016	2017	2018	2019	2020
Estimated amortization expense (a)	$8,000	$5,500	$5,250	$4,750	$4,500
(a) These estimated amortization expense amounts do not reflect the potential effect of future foreign currency exchange fluctuations.

7.     Debt and Credit Agreements

On December 2, 2015, the Company entered into (i) an amendment and restatement agreement (the “Amendment Agreement”) and (ii) a second amended and restated credit agreement (the “Credit Agreement” and, together with the Amendment Agreement, the “Financing Agreements”). The Financing Agreements increased the Company's overall borrowing capacity from$500 million to $600 million by (i) amending and restating the Company’s existing credit agreement, (ii) establishing a term loan facility in an initial aggregate principal amount of $250 million, by converting a portion of the outstanding balance under the Initial Credit Agreement on a dollar-for-dollar basis (such facility, the “Term Loan Facility”) and (iii) reducing the revolving credit facility limit to $350 million (the “Revolving Credit Facility”).

During September 2016, the Company received approximately $145 million in cash, net, from its sale of its remaining 26% equity interest in the Infrastructure strategic venture. The Company used these proceeds to repay $85.0 million on its Term Loan Facility and $60.0 million on its Revolving Credit Facility. Related to the repayment of the Term Loan Facility, the Company expensed $1.1 million of previously deferred financing costs associated with the Term Loan Facility. The balance of the Company's Term Loan Facility was $158.8 million and $250.0 million at September 30, 2016 and December 31, 2015, respectively. The balance of the Company's Revolving Credit Facility was $40.0 million and $165.0 million at September 30, 2016 and December 31, 2015, respectively.

In November 2016, the Company entered into a new senior secured credit facility (the “New Credit Facility”), consisting of a $400 million revolving credit facility and a $550 million term loan B facility. Upon closing of the New Credit Facility, the Company has amended and extended the existing Revolving Credit Facility, repaid the existing Term Loan Facility and will redeem, satisfy and discharge the 5.75% Senior Notes due 2018 (the “Notes”) in accordance with the indenture governing the Notes. As a result, an estimated charge of approximately $37 million will be recorded during the fourth quarter of 2016 consisting principally of the cost of early extinguishment of the Notes and the write-off of unamortized deferred financing costs associated with the Company’s existing Senior Secured Credit Facilities and the Notes.

8.  Employee Benefit Plans

	Three Months Ended
	September 30
Defined Benefit Pension Plans Net Periodic Pension Cost	U.S. Plans		International Plans
(In thousands)	2016	2015	2016	2015
Service cost	$945	$722	$405	$428
Interest cost	2,545	3,089	6,542	9,146
Expected return on plan assets	(3,601)	(4,203)	(10,475)	(12,630)
Recognized prior service costs	16	20	44	47
Recognized loss	1,373	1,230	2,923	4,244
Settlement/curtailment losses	223	—	—	—
Defined benefit pension plans net periodic pension cost (income)	$1,501	$858	$(561)	$1,235

	Nine Months Ended
	September 30
Defined Benefit Pension Plans Net Periodic Pension Cost	U.S. Plans		International Plans
(In thousands)	2016	2015	2016	2015
Service costs	$2,837	$2,167	$1,214	$1,320
Interest cost	7,635	9,268	20,649	27,475
Expected return on plan assets	(10,803)	(12,609)	(33,157)	(37,914)
Recognized prior service costs	47	60	133	144
Recognized loss	4,117	3,689	9,283	12,700
Settlement/curtailment losses	223	—	—	—
Defined benefit pension plans net periodic pension cost (income)	$4,056	$2,575	$(1,878)	$3,725

The Company has changed the method utilized to estimate the 2016 service cost and interest cost components of net periodic pension cost ("NPPC") for defined benefit pension plans. The more precise application of discount rates for measuring both service costs and interest costs employs yield curve spot rates on a year-by-year expected cash flow basis, using the same yield curves that the Company has previously used. This change in method represented a change in accounting estimate and has been accounted for in the period of change. This change in method decreased the Company's NPPC by approximately
$2 million and approximately $5 million for the three and nine months ended September 30, 2016, respectively, compared to what NPPC would have been under the prior method.

	Three Months Ended		Nine Months Ended
Company Contributions	September 30		September 30
(In thousands)	2016	2015	2016	2015
Defined benefit pension plans (U.S.)	$471	$567	$1,411	$1,841
Defined benefit pension plans (International)	3,170	3,935	16,222	24,166
Multiemployer pension plans	494	570	1,520	1,876
Defined contribution pension plans	2,291	2,619	7,593	8,884

The Company's estimate of expected contributions to be paid during the remainder of 2016 for the U.S. and international defined benefit plans are $0.5 million and $3.4 million, respectively.

9.     Income Taxes

The income tax expense related to continuing operations for the three and nine months ended September 30, 2016 was $5.1 million and $14.9 million, respectively, compared with $7.0 million and $26.9 million for the three and nine months ended September 30, 2015, respectively. Additionally, there was no income tax benefit realized from the loss on the sale of the Company's equity method investment in the Infrastructure strategic venture, as a valuation allowance of $16.1 million was established to offset the deferred tax assets on the resulting capital loss carryforward, because the Company determined that it is not more likely than not that this benefit will be realized in the future.

An income tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, based on technical merits, including resolutions of any related appeals or litigation processes. The unrecognized income tax benefit at September 30, 2016 was $6.0 million, including interest and penalties.  Within the next twelve months, it is reasonably possible that no unrecognized income tax benefits will be recognized upon settlement of tax examinations and the expiration of various statutes of limitations.

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

In October 2009, the Company received notification of the SPRA’s final administrative decision regarding the levying of ICMS in the State of São Paulo in relation to services provided to a customer in the State between January 2004 and May 2005.  As of September 30, 2016, the principal amount of the tax assessment from the SPRA with regard to this case is approximately $2 million, with penalty, interest and fees assessed to date increasing such amount by an additional $23 million.  Any change in the aggregate amount since the Company’s last Annual Report on Form 10-K for the year ended December 31, 2015 is due to an increase in assessed interest and statutorily mandated legal fees for the period as well as foreign currency translation.

Another ICMS tax case involving the SPRA refers to the tax period from January 2002 to December 2003, and is still pending at the administrative phase. The aggregate amount assessed by the tax authorities in August 2005 was $7.7 million (the amounts with regard to this claim are valued as of the date of the assessment since it has not yet reached the collection phase), composed of a principal amount of $1.8 million, with penalty and interest assessed through that date increasing such amount by an additional $5.9 million.  All such amounts include the effect of foreign currency translation.
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

The Company is continuing to review all known labor claims and as of September 30, 2016 and December 31, 2015, the Company has established reserves of $8.5 million and $6.9 million, respectively, on the Company's Condensed Consolidated Balance Sheets for amounts considered to be probable and estimable. As the Company continues to evaluate these claims and takes actions to address them, the amount of established reserves may be impacted.

Customer Disputes
The Company, through its Harsco Metals & Minerals Segment, may, in the normal course of business, become involved in commercial disputes with subcontractors or customers.

During the first quarter of 2015, a rail grinder manufactured by the Company's Harsco Rail Segment and operated by a subcontractor caught fire, causing a customer to incur monetary damages.  A court-led investigation into the cause of the accident was performed, but the results did not ascribe liability to any particular party. Depending on the cause of the fire and the extent of insurance coverage, the Company's results of operations and cash flows may be impacted in future periods.

Although results of operations and cash flows for a given period could be adversely affected by a negative outcome in these or other lawsuits, claims or proceedings, management believes that the ultimate outcome of these matters will not have a material adverse effect on the Company's financial condition, results of operations or cash flows.

Lima Refinery Litigation
On April 8, 2016, Lima Refining Company filed a lawsuit against the Company in the District Court of Harris County, Texas related to a January 2015 explosion at an oil refinery operated by Lima Refining Company. The action seeks approximately $95 million in property damages and $250 million in lost profits and business interruption damages. The action alleges the explosion occurred because of a defect in a heat exchange cooler manufactured by Hammco Corporation ("Hammco") in 2009, prior to the Company’s acquisition of Hammco in 2014. The Company is vigorously contesting the allegations against it both as to liability for the accident and the amount of the claimed damages. As a result, the Company believes the situation will not result in a probable loss. The Company has both an indemnity right from the sellers of Hammco and liability insurance coverage under various primary and excess policies that the Company believes will be available, if necessary, to cover substantially all of any such liability that might ultimately be incurred in the above action.

U.K. Health and Safety Executive Matter
In the third quarter of 2016, a subsidiary in the Company’s Harsco Metals & Minerals Segment, along with one of its customers, was named as a co-defendant in an action brought by the U.K. Health and Safety Executive in the U.K. Crown Court Sitting at Kingston-Upon Hull. The action relates to a fatal accident involving one of the customer’s employees in 2010. The action seeks to levy a fine against the Company. The Company believes that it is not responsible for the accident and is defending the action vigorously. A loss provision related to this action has not been recorded in the Company’s condensed consolidated financial statements, because the Company believes that a loss is not probable. However, if the outcome of the proceedings is unfavorable, the Company does not believe that it would have a material adverse affect on the Company's financial condition, result of operations or cash flows.
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
At September 30, 2016, there were 17,076 pending asbestos personal injury actions filed against the Company.  Of those actions, 16,762 were filed in the New York Supreme Court (New York County), 111 were filed in other New York State Supreme Court Counties and 203 were filed in courts located in other states.
The complaints in most of those actions generally follow a form that contains a standard damages demand of $20 million or $25 million, regardless of the individual plaintiff’s alleged medical condition, and without identifying any specific Company product.
At September 30, 2016, 16,743 of the actions filed in New York Supreme Court (New York County) were on the Deferred/Inactive Docket created by the court in December 2002 for all pending and future asbestos actions filed by persons who cannot demonstrate that they have a malignant condition or discernible physical impairment. The remaining 19 cases in New York County are pending on the Active or In Extremis Docket created for plaintiffs who can demonstrate a malignant condition or physical impairment.
The Company has liability insurance coverage under various primary and excess policies that the Company believes will be available, if necessary, to substantially cover any liability that might ultimately be incurred in the asbestos actions referred to above. The Company believes that a substantial portion of the costs and expenses of the asbestos actions will be paid by the Company’s insurers.
In view of the persistence of asbestos litigation in the U.S., the Company expects to continue to receive additional claims in the future. The Company intends to continue its practice of vigorously defending these claims and cases. At September 30, 2016, the Company has obtained dismissal in 27,892 cases by stipulation or summary judgment prior to trial.
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
In addition, from time to time, the Company is subject to legal proceedings, claims, and litigation, including commercial and contract disputes and employment matters, arising in the ordinary course of business. The Company defends itself vigorously against any such claims. Although the outcome of these matters is currently not determinable, management expects that any losses that are probable or reasonably possible of being incurred as a result of these matters, which are in excess of amounts already accrued in the Company’s condensed consolidated balance sheets, would not be material to the financial statements as a whole.

11.  Reconciliation of Basic and Diluted Shares

	Three Months Ended		Nine Months Ended
	September 30		September 30
(In thousands, except per share amounts)	2016	2015	2016	2015
Income (loss) from continuing operations attributable to Harsco Corporation common stockholders	$(32,612)	$(8,254)	$(71,156)	$13,719

Weighted-average shares outstanding - basic	80,379	80,238	80,318	80,233
Dilutive effect of stock-based compensation	—	—	—	130
Weighted-average shares outstanding - diluted	80,379	80,238	80,318	80,363

Earnings (loss) from continuing operations per common share, attributable to Harsco Corporation common stockholders:
Basic	$(0.41)	$(0.10)	$(0.89)	$0.17

Diluted	$(0.41)	$(0.10)	$(0.89)	$0.17

The following average outstanding stock-based compensation units were not included in the computation of diluted earnings (loss) per share because the effect was antidilutive:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(In thousands)	2016	2015	2016	2015
Restricted stock units	922	441	770	—
Stock options	90	90	90	101
Stock appreciation rights	1,567	1,265	1,432	1,156
Performance share units	801	322	649	265

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
All derivative instruments are recorded on the Condensed Consolidated Balance Sheets at fair value.  Changes in the fair value of derivatives used to hedge foreign currency denominated balance sheet items are reported directly in earnings, along with offsetting transaction gains and losses on the items being hedged.  Derivatives used to hedge forecasted cash flows associated with foreign currency commitments or forecasted commodity purchases may be accounted for as cash flow hedges, as deemed appropriate if the criteria for hedge accounting are met.  Gains and losses on derivatives designated as cash flow hedges are deferred as a separate component of equity and reclassified to earnings in a manner that matches the timing of the earnings impact of the hedged transactions.  Generally, at September 30, 2016, deferred gains and losses related to asset purchases are reclassified to earnings over 10 to 15 years from the balance sheet date, and those related to revenue are deferred until the revenue is recognized.  The ineffective portion of all hedges, if any, is recognized currently in earnings.

The fair value of outstanding derivative contracts recorded as assets and liabilities on the Condensed Consolidated Balance Sheets were as follows:

	Asset Derivatives		Liability Derivatives
(In thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
September 30, 2016
Derivatives designated as hedging instruments:
Foreign currency exchange forward contracts	Other current assets	$60	Other current liabilities	$97
Cross-currency interest rate swaps	Other assets	595		—
Total derivatives designated as hedging instruments		$655		$97

Derivatives not designated as hedging instruments:
Foreign currency exchange forward contracts	Other current assets	$2,448	Other current liabilities	$4,691

	Asset Derivatives		Liability Derivatives
(In thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
December 31, 2015
Derivatives designated as hedging instruments:
Foreign currency exchange forward contracts	Other current assets	$1,640		$—
Cross-currency interest rate swaps	Other assets	15,417		—
Total derivatives designated as hedging instruments		$17,057		$—

Derivatives not designated as hedging instruments:
Foreign currency exchange forward contracts	Other current assets	$4,188	Other current liabilities	$1,738

All of the Company's derivatives are recorded in the Condensed Consolidated Balance Sheets at gross amounts and not offset. All of the Company's CCIRs and certain foreign currency exchange forward contracts are transacted under International Swaps and Derivatives Association ("ISDA") documentation. Each ISDA master agreement permits the net settlement of amounts owed in the event of default. The Company's derivative assets and liabilities subject to enforceable master netting arrangements did not result in a net asset or net liability at either September 30, 2016 or December 31, 2015.
The effect of derivative instruments on the Condensed Consolidated Statements of Operations and the Condensed Consolidated Statements of Comprehensive Loss was as follows:
Derivatives Designated as Hedging Instruments (a)

(In thousands)	Amount of Gain (Loss) Recognized in Other Comprehensive Income (“OCI”) on Derivative - Effective Portion	Location of Gain Reclassified from Accumulated OCI into Income - Effective Portion	Amount of Gain Reclassified from Accumulated OCI into Income - Effective Portion	Location of Loss Recognized in Income on Derivative - Ineffective Portion and Amount Excluded from Effectiveness Testing	Amount of Loss Recognized in Income on Derivative - Ineffective Portion and Amount Excluded from Effectiveness Testing
Three Months Ended September 30, 2016:
Foreign currency exchange forward contracts	$2,378		$—		$—
Cross-currency interest rate swaps	265		—	Cost of services and products sold	(232)	(b)
	$2,643		$—		$(232)

Three Months Ended September 30, 2015:
Foreign currency exchange forward contracts	$2,532	Cost of services and products sold	$78		$—
Cross-currency interest rate swaps	2,446		—	Cost of services and products sold	13,087	(b)
	$4,978		$78		$13,087

(In thousands)	Amount of Gain (Loss)Recognized in OCI on Derivative - Effective Portion	Location of Gain Reclassified from Accumulated OCI into Income - Effective Portion	Amount of Gain Reclassified from Accumulated OCI into Income - Effective Portion	Location of Gain Recognized in Income on Derivative - Ineffective Portion and Amount Excluded from Effectiveness Testing	Amount of Gain Recognized in Income on Derivative - Ineffective Portion and Amount Excluded from Effectiveness Testing
Nine Months Ended September 30, 2016:
Foreign currency forward exchange contracts	$1,748	Product revenues / Cost of services and products sold	$409		$—
Cross currency interest rate swaps	(1,819)		—	Cost of services and products sold	3,987	(b)
	$(71)		$409		$3,987

Nine Months Ended September 30, 2015:
Foreign currency forward exchange contracts	$4,132	Cost of services and products sold	$80		$—
Cross currency interest rate swaps	8,531		—	Cost of services and products sold	24,739	(b)
	$12,663		$80		$24,739
(a) Reflects only the activity of the Company and excludes derivative designated as hedging instruments held by the Company's equity method investments.
(b)  These gains offset foreign currency fluctuation effects on the debt principal.

Derivatives Not Designated as Hedging Instruments

	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain Recognized in Income on Derivative for the Three Months Ended September 30 (c)
(In thousands)		2016	2015
Foreign currency exchange forward contracts	Cost of services and products sold	$552	$2,724

	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative for the Nine Months Ended September 30 (c)
(In thousands)		2016	2015
Foreign currency forward exchange contracts	Cost of services and products sold	$2,292	$(4,510)
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
Contracted Amounts of Foreign Currency Exchange Forward Contracts Outstanding at September 30, 2016:

(In thousands)	Type	U.S. Dollar Equivalent	Maturity	Recognized Gain (Loss)
British pounds sterling	Sell	$45,864	October 2016	$513
British pounds sterling	Buy	1,088	October 2016 through December 2016	(9)
Euros	Sell	310,174	October 2016 through December 2016	(3,265)
Euros	Buy	155,478	October 2016 through January 2018	604
Other currencies	Sell	45,658	October 2016 through September 2017	(135)
Other currencies	Buy	8,957	October 2016 through December 2016	11
Total		$567,219		$(2,281)
Contracted Amounts of Foreign Currency Exchange Forward Contracts Outstanding at December 31, 2015:

(In thousands)	Type	U.S. Dollar Equivalent	Maturity	Recognized Gain (Loss)
British pounds sterling	Sell	$43,511	January 2016	$822
British pounds sterling	Buy	2,062	January 2016	(54)
Euros	Sell	336,397	January 2016 through December 2016	547
Euros	Buy	167,037	January 2016 through August 2016	2,497
Other currencies	Sell	35,426	January 2016 through March 2016	316
Other currencies	Buy	7,981	January 2016	(38)
Total		$592,414		$4,090

In addition to foreign currency exchange forward contracts, the Company designates certain loans as hedges of net investments in international subsidiaries.  The Company recorded pre-tax net losses of $9.0 million and $29.3 million during the three and nine months ended September 30, 2016, respectively, and a pre-tax net loss of $2.2 million and a pre-tax net gain of $2.4 million during the three and nine months ended September 30, 2015, respectively, into Accumulated other comprehensive loss.

Cross-Currency Interest Rate Swaps
The Company uses CCIRs in conjunction with certain debt issuances in order to secure a fixed local currency interest rate.  Under these CCIRs, the Company receives interest based on a fixed or floating U.S. dollar rate and pays interest on a fixed local currency rate based on the contractual amounts in dollars and the local currency, respectively.  At maturity, there is also the payment of principal amounts between currencies. The CCIRs are recorded on the Condensed Consolidated Balance Sheets at fair value, with changes in value attributed to the effect of the swaps’ interest spread and changes in the credit worthiness of the counter-parties recorded in the caption, Accumulated other comprehensive loss.  Changes in value attributed to the effect of foreign currency fluctuations are recorded in the Condensed Consolidated Statements of Operations and offset currency fluctuation effects on the debt principal. The following table indicates the contractual amounts of the Company's CCIRs at September 30, 2016:

		Interest Rates
(In millions)	Contractual Amount	Receive	Pay
Maturing 2017	$3.4	Floating U.S. dollar rate	Fixed rupee rate
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

Level 2 Fair Value Measurements (In thousands)	September 30 2016	December 31 2015
Assets
Foreign currency exchange forward contracts	$2,508	$5,828
Cross-currency interest rate swaps	595	15,417
Liabilities
Foreign currency exchange forward contracts	4,788	1,738
The following table reconciles the beginning and ending balances for liabilities measured on a recurring basis using unobservable inputs (Level 3):

Level 3 Liabilities—Unit Adjustment Liability (d) for the Nine Months Ended June 30 (In thousands)	Nine Months Ended
	September 30
	2016	2015
Balance at beginning of period	$79,934	$93,762
Reduction in the fair value related to election not to make 2016 payments	(19,145)	—
Sale of equity interest in Brand	(65,461)	—
Payments	—	(16,740)
Change in fair value to the unit adjustment liability	4,672	6,492
Balance at end of period	$—	$83,514

(d)
During the quarter ended March 31, 2016, the Company decided that it would not make the four quarterly payments to CD&R for 2016. This resulted in the Company revaluing the Unit Adjustment Liability. In September 2016, the Company sold its equity interest in Brand. See Note 4, Equity Method Investments, for additional information related to the unit adjustment liability.

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

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and short-term borrowings approximate fair value due to the short-term maturities of these assets and liabilities.  At September 30, 2016 and December 31, 2015, the total fair value of long-term debt (excluding deferred financing costs), including current maturities, was $682.1 million and $834.6 million, respectively, compared with a carrying value of $678.1 million and $880.8 million, respectively.  Fair values for debt are based on quoted market prices for the same or similar issues, or on the current rates offered to the Company for debt of the same remaining maturities (Level 2).

13. Review of Operations by Segment

	Three Months Ended		Nine Months Ended
	September 30		September 30
(In thousands)	2016	2015	2016	2015
Revenues From Continuing Operations
Harsco Metals & Minerals	$247,691	$277,367	$730,923	$862,901
Harsco Industrial	63,422	91,199	191,561	281,883
Harsco Rail	56,674	59,768	168,517	190,876
Total revenues from continuing operations	$367,787	$428,334	$1,091,001	$1,335,660

Operating Income (Loss) From Continuing Operations
Harsco Metals & Minerals	$24,066	$(3,331)	$61,934	$25,851
Harsco Industrial	6,312	13,934	20,083	45,380
Harsco Rail	4,599	7,786	(22,443)	40,819
Corporate	(6,401)	(10,661)	(20,253)	(29,712)
Total operating income from continuing operations	$28,576	$7,728	$39,321	$82,338

Depreciation and Amortization
Harsco Metals & Minerals	$30,255	$34,636	$91,942	$104,368
Harsco Industrial	1,827	1,855	5,395	4,507
Harsco Rail	1,441	1,476	4,236	4,670
Corporate	3,102	1,799	6,714	5,801
Total Depreciation and Amortization	$36,625	$39,766	$108,287	$119,346

Capital Expenditures
Harsco Metals & Minerals	$15,272	$23,205	$43,997	$72,748
Harsco Industrial	1,817	3,662	4,113	12,467
Harsco Rail	497	374	1,636	1,599
Corporate	184	1,096	200	4,769
Total Capital Expenditures	$17,770	$28,337	$49,946	$91,583

Reconciliation of Segment Operating Income to Income (Loss) From Continuing Operations Before Income Taxes and Equity Income (Loss)

	Three Months Ended		Nine Months Ended
	September 30		September 30
(In thousands)	2016	2015	2016	2015
Segment operating income	$34,977	$18,389	$59,574	$112,050
General Corporate expense	(6,401)	(10,661)	(20,253)	(29,712)
Operating income from continuing operations	28,576	7,728	39,321	82,338
Interest income	673	264	1,760	951
Interest expense	(13,756)	(11,110)	(39,924)	(34,812)
Change in fair value to the unit adjustment liability and loss on dilution and sale of equity method investment	(44,788)	(2,083)	(58,494)	(6,492)
Income (loss) from continuing operations before income taxes and equity income (loss)	$(29,295)	$(5,201)	$(57,337)	$41,985

14.   Other Expenses

The major components of this Condensed Consolidated Statements of Operations caption are as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(In thousands)	2016	2015	2016	2015
Employee termination benefit costs	$1,790	$3,454	$8,756	$5,962
Harsco Metals & Minerals Segment separation costs	1	—	3,298	—
Net gains (a)	(608)	(1,747)	(1,365)	(8,479)
Foreign currency gains related to Harsco Rail Segment advances on contracts and other customer advances	—	—	—	(10,940)
Bahrain salt cake disposal	—	7,000	—	7,000
Subcontractor settlement	—	4,220	—	4,220
Other	558	4,465	1,422	6,066
Other expenses	$1,741	$17,392	$12,111	$3,829

(a)	Net gains result from the sales of redundant properties (primarily land, buildings and related equipment) and non-core assets.

15. Components of Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss is included on the Condensed Consolidated Statements of Equity. The components of Accumulated other comprehensive loss, net of the effect of income taxes, and activity for the nine months ended September 30, 2015 and 2016 was as follows:

	Components of Accumulated Other Comprehensive Income (Loss) - Net of Tax
(In thousands)	Cumulative Foreign Exchange Translation Adjustments		Effective Portion of Derivatives Designated as Hedging Instruments		Cumulative Unrecognized Actuarial Losses on Pension Obligations		Unrealized Loss on Marketable Securities	Total
Balance at December 31, 2014	$(39,938)		$(9,025)		$(483,278)		$(15)	$(532,256)
Other comprehensive income (loss) before reclassifications	(61,537)	(a)	10,905	(b)	12,012	(a)	(12)	(38,632)
Realized (gains) losses reclassified from accumulated other comprehensive loss, net of tax	—		(52)		15,188		—	15,136
Other comprehensive income (loss) from equity method investee	(13,134)		(808)		596		—	(13,346)
Total other comprehensive income (loss)	(74,671)		10,045		27,796		(12)	(36,842)
Less: Other comprehensive loss attributable to noncontrolling interests	2,187		8		—		—	2,195
Other comprehensive income (loss) attributable to Harsco Corporation	(72,484)		10,053		27,796		(12)	(34,647)
Balance at September 30, 2015	$(112,422)		$1,028		$(455,482)		$(27)	$(566,903)

	Components of Accumulated Other Comprehensive Income (Loss) - Net of Tax
(In thousands)	Cumulative Foreign Exchange Translation Adjustments		Effective Portion of Derivatives Designated as Hedging Instruments		Cumulative Unrecognized Actuarial Losses on Pension Obligations		Unrealized Loss on Marketable Securities	Total
Balance at December 31, 2015	$(125,561)		$(400)		$(389,696)		$(31)	$(515,688)
Other comprehensive income (loss) before reclassifications	(23,744)	(a)	(1,915)	(b)	32,067	(a)	11	6,419
Realized (gains) losses reclassified from accumulated other comprehensive loss, net of tax	—		(258)		12,168		—	11,910
Realized (gains) losses reclassified from accumulated other comprehensive loss in connection with loss on dilution of equity method investment (See Note 4, Equity Method Investments)	28,641		1,636		(1,534)		—	28,743
Other comprehensive income (loss) from equity method investee	1,943		(405)		306		—	1,844
Total other comprehensive income (loss)	6,840		(942)		43,007		11	48,916
Less: Other comprehensive (income) loss attributable to noncontrolling interests	420		(7)		—		—	413
Other comprehensive income (loss) attributable to Harsco Corporation	7,260		(949)		43,007		11	49,329
Balance at September 30, 2016	$(118,301)		$(1,349)		$(346,689)		$(20)	$(466,359)

(a)	Principally foreign currency fluctuation.

(b)	Net change from periodic revaluations.

Realized (gains) losses reclassified from accumulated other comprehensive loss are as follows:

(In thousands)	Three Months Ended		Nine Months Ended		Affected Caption in the Condensed Consolidated Statements of Operations
	September 30 2016	September 30 2015	September 30 2016	September 30 2015
Amortization of cash flow hedging instruments:
Foreign currency exchange forward contracts	$—	$—	$(408)	$—	Product revenues
Foreign currency exchange forward contracts	—	(78)	(1)	(80)	Cost of services and products sold
Total before tax	—	(78)	(409)	(80)
Tax expense	—	28	151	28
Total reclassification of cash flow hedging instruments, net of tax	$—	$(50)	$(258)	$(52)

Amortization of defined benefit pension items:
Actuarial losses (c)	$2,042	$4,000	$6,703	$11,942	Selling, general and administrative expenses
Actuarial losses (c)	2,253	1,473	6,696	4,447	Cost of services and products sold
Prior-service costs (benefits) (c)	(5)	31	(9)	93	Selling, general and administrative expenses
Prior-service costs (c)	66	36	190	111	Cost of services and products sold
Settlement/curtailment losses	223	—	223	—	Selling, general and administrative expenses
Total before tax	4,579	5,540	13,803	16,593
Tax benefit	(601)	(466)	(1,635)	(1,405)
Total reclassification of defined benefit pension items, net of tax	$3,978	$5,074	$12,168	$15,188
(c) These accumulated other comprehensive loss components are included in the computation of net periodic pension costs. See Note 8, Employee Benefit Plans, for additional details.

Realized (gains) losses reclassified from accumulated other comprehensive loss in connection with loss on dilution and sale of equity method investment are as follows:

(In thousands)	Three Months Ended	Nine Months Ended	Affected Caption in the Condensed Consolidated Statements of Operations
	September 30 2016	September 30 2016
Foreign exchange translation adjustments	$40,525	$45,405	Change in fair value to the adjustment liability and loss on dilution and sale of equity method investment
Cash flow hedging instruments	2,425	2,593	Change in fair value to the adjustment liability and loss on dilution and sale of equity method investment
Defined benefit pension obligations	(2,198)	(2,433)	Change in fair value to the adjustment liability and loss on dilution and sale of equity method investment
Total before tax	40,752	45,565
Tax benefit (d)	(15,046)	(16,822)
Total amounts reclassified from accumulated other comprehensive loss in connection with loss on dilution and sale of equity method investment	$25,706	$28,743
(d) For the three months ended September 30, 2016 the tax benefit was not recognized in the condensed consolidated statement of operations since a valuation allowance was established against the resulting deferred tax assets. See Note 9, Income Taxes, for additional information.

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

The restructuring accrual for Project Orion at September 30, 2016 and the activity for the nine months ended September 30, 2016 were as follows:

(In thousands)	Employee Termination Benefit Costs
Balance, December 31, 2015	$5,807
Cash expenditures	(4,796)
Foreign currency translation	60
Other adjustments	(84)
Balance, September 30, 2016	$987

The remaining accrual related to Project Orion is expected to be paid principally in the fourth quarter of 2016.

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
Factors that could cause actual results to differ, perhaps materially, from those implied by forward-looking statements include, but are not limited to: (1) changes in the worldwide business environment in which the Company operates, including general economic conditions; (2) changes in currency exchange rates, interest rates, commodity and fuel costs and capital costs;(3) changes in the performance of equity and bond markets that could affect, among other things, the valuation of the assets in the Company's pension plans and the accounting for pension assets, liabilities and expenses; (4) changes in governmental laws and regulations, including environmental, occupational health and safety, tax and import tariff standards; (5) market and competitive changes, including pricing pressures, market demand and acceptance for new products, services and technologies; (6) the Company's inability or failure to protect its intellectual property rights from infringement in one or more of the many countries in which the Company operates; (7) failure to effectively prevent, detect or recover from breaches in the Company's cybersecurity infrastructure; (8) unforeseen business disruptions in one or more of the many countries in which the Company operates due to political instability, civil disobedience, armed hostilities, public health issues or other calamities; (9) disruptions associated with labor disputes and increased operating costs associated with union organization; (10) the seasonal nature of the Company's business; (11) the Company's ability to successfully enter into new contracts and complete new acquisitions or strategic ventures in the time-frame contemplated, or at all; (12) the integration of the Company's strategic acquisitions; (13) the amount and timing of repurchases of the Company's common stock, if any; (14) the prolonged recovery in global financial and credit markets and economic conditions generally, which could result in the Company's customers curtailing development projects, construction, production and capital expenditures, which, in turn, could reduce the demand for the Company's products and services and, accordingly, the Company's revenues, margins and profitability; (15) the outcome of any disputes with customers, contractors and subcontractors; (16) the financial condition of the Company's customers, including the ability of customers (especially those that may be highly leveraged and those with inadequate liquidity) to maintain their credit availability; (17) the Company's ability to successfully implement and receive the expected benefits of cost-reduction and restructuring initiatives, including the achievement of expected cost savings in the expected time frame; (18) the ability to successfully implement the Company's strategic initiatives and portfolio optimization and the impact of such initiatives, such as the Harsco Metals & Minerals Segment's Improvement Plan ("Project Orion"); (19) implementation of environmental remediation matters; (20) risk and uncertainty associated with intangible assets; (21) the impact of a transaction, if any, resulting from the Company's determination to explore strategic options for the separation of the Harsco Metals & Minerals Segment; and (22) other risk factors listed from time to time in the Company's SEC reports. A further discussion of these, along with other potential risk factors, can be found in Part I, Item 1A, "Risk Factors," of the Company's Annual Report on Form 10-K for the year ended December 31, 2015 and Part II, Item 1A, Risk Factors herein. The Company cautions that these factors may not be exhaustive and that many of these factors are beyond the Company's ability to control or predict. Accordingly, forward-looking statements should not be relied upon as a prediction of actual results. The Company undertakes no duty to update forward-looking statements except as may be required by law.

Executive Overview

In September 2016, the Company sold its remaining approximate 26% equity interest in Brand Energy & Infrastructure Services ("Brand" or the "Infrastructure strategic venture"). In exchange for the Company's interest, (i) the Company received $145 million in cash, net, and (ii) the requirement for the Company to fund certain obligations to Brand through 2018 were satisfied, the present value of which equaled $20.6 million. As a result of the sale, the Company’s obligation to make quarterly payments related to the unit adjustment liability under the terms of a limited partnership agreement that governed the operation of the strategic venture terminated. The Company recognized a loss on the sale of its equity interest in Brand in the amount of $43.5 million which was recognized in the Condensed Consolidated Statement of Operations caption Change in fair value to unit adjustment liability and loss on dilution and sale of equity method investment. See Note 4, Equity Method Investments, in Part I, Item I, Financial Statements for additional information.

Although steel markets have demonstrated some improvement, the Harsco Metals & Minerals Segment continues to be negatively impacted by lower customer steel production, weak commodity prices and site exits. These impacts have been offset by the savings and benefits achieved as part of Project Orion including lower compensation costs and the impact of exited underperforming contracts. During the fourth quarter of 2015, Project Orion was expanded with additional targeted workforce and operational savings of $20 million to $25 million. The majority of these benefits are expected to be realized in 2016. See Note 16, Restructuring Programs, in Part I, Item 1, Financial Statements for additional information. Also, results for the third quarter and nine months ended September 30, 2015, included costs incurred by the Harsco Metals & Minerals Segment related to a steel mill customer liquidation, salt cake disposal costs and charges associated with a subcontractor settlement decreased operating income by $24.9 million for both periods. The Company remains focused on achieving additional cost reductions and operational improvements to enhance returns for the Harsco Metals & Minerals Segment.

During the second quarter of 2016, the Harsco Rail Segment recorded an estimated forward loss provision of $40.1 million related to the Company's contracts with the federal railway system of Switzerland ("SBB"). The estimated forward loss provision resulted from increased vendor costs, ongoing discussions with SBB, and increased estimates for commissioning, certification and testing costs, as well as expected settlements with SBB. See Note 1, Basis of Presentation - Change in Estimates, in Part I, Item 1, Financial Statements for additional information. Also, results for the nine months ended September 30, 2015, included a $10.9 million foreign exchange gain that was not repeated in 2016. Additionally, the Harsco Rail Segment continues to be impacted by continued weakness in the North American market.

Although energy markets have demonstrated some fundamental improvement, the Harsco Industrial Segment’s air-cooled heat exchangers and industrial grating businesses expect recent low oil prices to continue to impact capital expenditures and overall spending by customers in the upstream, midstream, and downstream oil and gas markets served by the Company. Accordingly, these factors are expected to impact revenue and operating income during the near-term in the Harsco Industrial Segment.
The Company has announced its intention to pursue strategic options for the separation of the Harsco Metals & Minerals Segment from the rest of the Company. A separation of the Harsco Metals & Minerals Segment would allow each of the Company's businesses to benefit from dedicated capital structures; execute tailored and flexible strategic priorities; and optimize capital return policies consistent with each business's unique priorities. There is no specific timetable related to this initiative and there can be no assurance that a sale, spin-off or any other transaction will take place. The Company incurred $3.3 million of expenses during the first nine months of 2016 related to the separation, which are included as part of the Corporate caption in the Company's segment results.

	Three Months Ended
Revenues by Segment	September 30
(In millions)	2016	2015	Change	%
Harsco Metals & Minerals	$247.7	$277.4	$(29.7)	(10.7)%
Harsco Industrial	63.4	91.2	(27.8)	(30.5)
Harsco Rail	56.7	59.8	(3.1)	(5.2)
Total revenues	$367.8	$428.3	$(60.5)	(14.1)%

	Nine Months Ended
Revenues by Segment	September 30
(In millions)	2016	2015	Change	%
Harsco Metals & Minerals	$730.9	$862.9	$(132.0)	(15.3)%
Harsco Industrial	191.6	281.9	(90.3)	(32.0)
Harsco Rail	168.5	190.9	(22.4)	(11.7)
Total revenues	$1,091.0	$1,335.7	$(244.7)	(18.3)%

	Three Months Ended
Revenues by Region	September 30
(In millions)	2016	2015	Change	%
North America	$166.2	$201.3	$(35.1)	(17.4)%
Western Europe	101.4	123.5	(22.1)	(17.9)
Latin America (includes Mexico)	43.3	44.2	(0.9)	(2.0)
Asia-Pacific	35.0	37.3	(2.3)	(6.1)
Middle East and Africa	13.6	13.6	—	(0.3)
Eastern Europe	8.2	8.4	(0.2)	(1.8)
Total revenues	$367.8	$428.3	$(60.5)	(14.1)%

	Nine Months Ended
Revenues by Region	September 30
(In millions)	2016	2015	Change	%
North America	$487.9	$626.7	$(138.8)	(22.1)%
Western Europe	320.3	376.6	(56.3)	(14.9)
Latin America (included Mexico)	123.1	142.7	(19.7)	(13.8)
Asia-Pacific	101.2	114.6	(13.4)	(11.7)
Middle East and Africa	35.0	42.4	(7.4)	(17.4)
Eastern Europe	23.4	32.7	(9.2)	(28.2)
Total revenues	$1,091.0	$1,335.7	$(244.7)	(18.3)%

Revenues for the Company during the third quarter and first nine months of 2016 were $367.8 million and $1.1 billion, respectively, compared with $428.3 million and $1.3 billion, respectively, in the third quarter and first nine months of 2015. The change is primarily related to the impact of price and volume changes across all segments; exited contracts in the Harsco Metals & Minerals Segment; and the impacts of foreign currency translation. Foreign currency translation decreased revenues by $9.2 million and $41.4 million, respectively, for the third quarter and first nine months of 2016 compared with the same periods in the prior year.

	Three Months Ended
Operating Income (Loss) by Segment	September 30
(In millions)	2016	2015	Change	%
Harsco Metals & Minerals	$24.1	$(3.3)	$27.4	(822.5)%
Harsco Industrial	6.3	13.9	(7.6)	(54.7)
Harsco Rail	4.6	7.8	(3.2)	(40.9)
Corporate	(6.4)	(10.7)	4.3	40.0
Total operating income	$28.6	$7.7	$20.8	269.8%

	Nine Months Ended
Operating Income (Loss) by Segment	September 30
(In millions)	2016	2015	Change	%
Harsco Metals & Minerals	$61.9	$25.9	$36.1	139.6%
Harsco Industrial	20.1	45.4	(25.3)	(55.7)
Harsco Rail	(22.4)	40.8	(63.3)	(155.0)
Corporate	(20.3)	(29.7)	9.5	31.8
Total operating income	$39.3	$82.3	$(43.0)	(52.2)%

	Three Months Ended		Nine Months Ended
	September 30		September 30
Operating Margin by Segment	2016	2015	2016	2015
Harsco Metals & Minerals	9.7%	(1.2)%	8.5%	3.0%
Harsco Industrial	10.0	15.3	10.5	16.1
Harsco Rail	8.1	13.0	(13.3)	21.4
Consolidated operating margin	7.8%	1.8%	3.6%	6.2%
Operating income from continuing operations for the third quarter and first nine months of 2016 was $28.6 million and
$39.3 million, respectively, compared with $7.7 million and $82.3 million, respectively, in the third quarter and first nine months of 2015.  Refer to the segment discussions below for information pertaining to factors positively affecting and negatively impacting operating income from continuing operations.

Harsco Metals & Minerals Segment:

Significant Impacts on Revenues	Three Months Ended	Nine Months Ended
(In millions)	September 30, 2016	September 30, 2016
Revenues — 2015	$277.4	$862.9
Net impact of new and lost contracts (including exited underperforming contracts).	(19.0)	(73.2)
Impact of foreign currency translation.	(7.1)	(36.0)
Net impacts of price/volume changes, primarily attributable to volume changes.	(3.6)	(22.8)
Revenues — 2016	$247.7	$730.9

Factors Positively Affecting Operating Income (Loss):

•
Incremental Project Orion restructuring benefits, related to compensation savings, of approximately $3.9 million and $10.6 million during the third quarter and first nine months of 2016, respectively, associated with the last phase of Project Orion.

•	The effect of exited underperforming contracts and lower maintenance, fuel and pension costs.

•	Increased volumes in the roofing granules and industrial abrasives business, due partly to favorable weather conditions during the first nine months of 2016.

•
Costs incurred by the Harsco Metals & Minerals Segment related to a steel mill customer liquidation, salt cake disposal costs and charges associated with a subcontractor settlement. These items decreased operating income by $24.9 million during both the third quarter and first nine months of 2015 and did not repeat in the third quarter or first nine months of 2016.

Factors Negatively Impacting Operating Income (Loss):

•
Decreased global steel production.  Overall, steel production by customers under services contracts, including the impact of exited contracts, decreased by 7% and 13% for the third quarter and first nine months of 2016, respectively, compared with the same periods in prior year. Excluding the impact of exited contracts, steel production by customers under services contracts decreased by 1% and 2% for the third quarter and first nine months of 2016, respectively, compared with the same periods in prior year.

•
Decreased income attributable to the impact of lost contracts and reduced nickel prices and demand. Nickel prices decreased 3% and 27% during the third quarter and first nine months of 2016, respectively, compared with the same periods in prior year.

•	Severance costs resulting from a probable site exit decreased operating income by $5.1 million during the first quarter of 2016.

Harsco Industrial Segment:

Significant Impacts on Revenues	Three Months Ended	Nine Months Ended
(In millions)	September 30, 2016	September 30, 2016
Revenues — 2015	$91.2	$281.9
Net impacts of price/volume changes, primarily attributable to volume changes.	(27.1)	(87.8)
Impact of foreign currency translation.	(0.7)	(2.5)
Revenues — 2016	$63.4	$191.6

Factors Positively Affecting Operating Income:

•
Operating income was aided by $2.3 million and $7.8 million of lower selling, general and administrative costs in the third quarter and first nine months of 2016, respectively, compared with the same periods in prior year.

•	The effect of delivering a portion of the Mexico City International Airport security fencing order in the third quarter and first nine months of 2016.

Factors Negatively Impacting Operating Income:

•
Lower overall volumes in the air-cooled heat exchangers business, resulting in decreased operating income during 2016. These lower volumes are primarily attributable to continued energy price declines which impacted capital spending by customers in the oil and natural gas industries served by the Company.

•	Lower volumes and higher material costs in the industrial grating products business.

•	The first quarter of 2015 included gains from sales of assets of $3.6 million which did not repeat during the first quarter of 2016.

Harsco Rail Segment:

Significant Impacts on Revenues	Three Months Ended	Nine Months Ended
(In millions)	September 30, 2016	September 30, 2016
Revenues — 2015	$59.8	$190.9
Net effects of price/volume changes, primarily attributable to volume changes.	(1.7)	(19.5)
Impact of foreign currency translation.	(1.4)	(2.9)
Revenues — 2016	$56.7	$168.5

Factors Positively Affecting Operating Income (Loss):

•	Higher international equipment sales.

•
Operating income (loss) was aided by $0.5 million and $1.1 million of lower selling, general and administrative costs in the third quarter and first nine months of 2016, respectively, compared with the same periods in prior year.

Factors Negatively Impacting Operating Income (Loss):

•
During the second quarter of 2016, the Harsco Rail Segment recorded an estimated forward loss provision of $40.1 million related to the Company's contracts with SBB. See Note 1, Basis of Presentation - Change in Estimates, in Part I, Item 1, Financial Statements for additional information.

•	Foreign currency gain of $10.9 million recognized during the first quarter of 2015 which did not repeat in the first quarter of 2016.

•
Decreased volumes in North America and an unfavorable mix of equipment sales decreased operating income (loss) during the third quarter and first nine months of 2016 compared with the same periods in prior year.

•	Lower volumes and higher costs for contract services decreased operating income (loss) during the third quarter and first nine months of 2016 compared with the same periods in prior year.

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

•	The Company expects its operational effective income tax rate to approximate 39% to 41% in 2016, excluding the tax impact on equity income (loss) related to the Infrastructure strategic venture.

•
The potential consequences related to uncertainty surrounding the United Kingdom's proposed exit from the European Union may have an impact on the Company results of operations, cash flows and asset valuations in any period particularly in the Harsco Metals & Minerals Segment. Please see Part II, Item 1A, Risk Factors for additional information.

Harsco Metals & Minerals Segment:

•
Although steel markets have demonstrated some improvement, the Company anticipates reduced steel production; weaker commodity prices; the impact of site exits; and customer production curtailments to negatively impact revenue and operating income in the near term in the Harsco Metals & Minerals Segment.  These impacts will be partially offset by savings and benefits achieved as part of Project Orion and other operational savings as well as new contracts awarded.

•
The Company will continue to focus on ensuring that forecasted profits and other requirements for contracts meet certain established standards and deliver returns above its cost of capital. Project Orion's focus has enabled the Company to address underperforming contracts more rapidly with targeted actions to improve the efficiencies of the business. These actions include central protocols to monitor activities, structures and systems that aid in decision making, and processes designed to identify the best operational and commercial actions available to address underperforming contracts and the overall contract portfolio. In connection with this focus, the possibility exists that the Company may take strategic actions that result in exit costs and non-cash asset impairment charges that may have an adverse effect on the Company's results of operations and liquidity.

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

•
In February 2016, the Company announced a new 15-year contract with China's largest steel maker with anticipated revenues totaling approximately $125 million over the life of the contract. In March 2016, the Company secured a contract extension for steel mill services in Belgium with projected revenues totaling more than $100 million. Additionally, during the third quarter of 2016, the Company announced expanded services with Chile's largest steelmaker and a new contract in Egypt with projected revenues totaling more than $40 million and $35 million, respectively.

•
In March 2016, one of the Company's customers announced its intention to sell its steel making operations in the U.K. and in July 2016 introduced the possibility of strategic collaborations through a joint venture. Depending on the outcome of any potential transactions, there could be a material impact on the Company's results of operations, cash flows and asset valuations in any one period.

•
One of the Company's customers in Australia has begun the process of voluntary administration under Australian law, the purpose of which is to focus on long-term solvency. The customer is continuing its operations during the voluntary administration proceedings. The Company had approximately $5 million of receivables with the customer prior to the start of the voluntary administration and continues to believe that these amounts are collectible because the Company is viewed as an important supplier, continues to provide services to the customer and continues to collect on post-administration invoices timely. However the administration process is uncertain in nature and length, with the next creditors' meeting scheduled for the fourth quarter of 2016. As such, a loss on the pre-administration receivables is reasonably possible, and if there was a change in the Company's view on collectability, there could be a charge against income in future periods. Moreover, if the site were to close, additional costs may be incurred and asset valuations may be impacted, which may be significant in any one period.

•
During 2014, the Company accrued costs related to disposing certain slag material accumulated as part of a customer operation in Latin America because it had not received the necessary permits from the local government to sell the slag. This accrual is approximately $6 million at September 30, 2016. The Company has reengaged the local government to obtain the necessary permits, and if these permits are obtained, the reversal of accrued disposal costs may be either partially or fully recognized in income for that period.

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

•	During April 2016, the Company was awarded a multi-year rail grinding services contract-extension in the U.K. with anticipated revenues of at least $38 million.

•
In prior years, the Company secured two contract awards with initial contract values totaling approximately $200 million from SBB. The majority of deliveries under these contracts are anticipated to occur during 2017 through 2020. During the second quarter of 2016, the Company recorded an estimated forward loss provision of $40.1 million which resulted from increased vendor costs, ongoing discussions with SBB, and increased estimates for commissioning, certification and testing costs, as well as expected settlements with SBB.  It is possible that the Company's overall estimate of costs to complete these contracts may increase which would result in an additional estimated forward loss provision at such time. See Note 1, Basis of Presentation - Change in Estimates, in Part I, Item 1, Financial Statements for additional information.

•	The Company will focus on growing the Harsco Rail Segment through disciplined organic expansion and acquisitions that improve competitive positioning in core markets or adjacent markets.

Results of Operations

	Three Months Ended		Nine Months Ended
	September 30		September 30
(In millions, except per share amounts)	2016	2015	2016	2015
Total revenues	$367.8	$428.3	$1,091.0	$1,335.7
Cost of services and products sold	286.3	336.6	886.3	1,058.1
Selling, general and administrative expenses	50.2	64.5	150.6	186.9
Research and development expenses	0.9	1.1	2.7	3.5
Loss on disposal of the Harsco Infrastructure Segment and transaction costs	—	1.0	—	1.0
Other expenses	1.7	17.4	12.1	3.8
Operating income from continuing operations	28.6	7.7	39.3	82.3
Interest income	0.7	0.3	1.8	1.0
Interest expense	(13.8)	(11.1)	(39.9)	(34.8)
Change in fair value to the unit adjustment liability and loss on dilution and sale of equity method investment	(44.8)	(2.1)	(58.5)	(6.5)
Income tax expense from continuing operations	(5.1)	(7.0)	(14.9)	(26.9)
Equity in income (loss) of unconsolidated entities, net	3.2	3.1	5.7	(0.4)
Income (loss) from continuing operations	(31.2)	(9.1)	(66.6)	14.6
Diluted earnings (loss) per common share from continuing operations attributable to Harsco Corporation common stockholders	(0.41)	(0.10)	(0.89)	0.17
Effective income tax rate for continuing operations	(17.3)%	(134.3)%	(26.0)%	64.2%

Comparative Analysis of Consolidated Results

Revenues
Revenues for the third quarter of 2016 decreased $60.5 million or 14.1% from the third quarter of 2015. Revenues for the first nine months of 2016 decreased $244.7 million or 18.3% from the first nine months of 2015. Changes in revenues for the periods presented were attributable to the following significant items:

Change in Revenues — 2016 vs. 2015	Three Months Ended	Nine Months Ended
(In millions)	September 30, 2016	September 30, 2016
Net impacts of price/volume changes in the Harsco Industrial Segment, primarily attributable to volume changes.	$(27.1)	(87.8)
Net impact of new and lost contracts (including exited underperforming contracts) in the Harsco Metals & Minerals Segment.	(19.0)	(73.2)
Impact of foreign currency translation.	(9.2)	(41.4)
Net impacts of price/volume changes in the Harsco Metals & Minerals Segment, primarily attributable to volume changes.	(3.6)	(22.8)
Net impacts of price/volume changes in the Harsco Rail Segment, primarily attributable to volume changes.	(1.7)	(19.5)
Other.	0.1	—
Total change in revenues — 2016 vs. 2015	$(60.5)	$(244.7)

Cost of Services and Products Sold
Cost of services and products sold for the third quarter of 2016 decreased $50.3 million or 14.9% from the third quarter of 2015. Cost of services and products sold for the first nine months of 2016 decreased $171.8 million or 16.2% from the first nine months of 2015. Changes in cost of services and products sold for the periods presented were attributable to the following significant items:

Change in Cost of Services and Products Sold — 2016 vs. 2015	Three Months Ended	Nine Months Ended
(In millions)	September 30, 2016	September 30, 2016
Decreased costs due to changes in revenues (exclusive of the effects of foreign currency translation and fluctuations in commodity costs included in selling prices).	$(36.1)	$(159.4)
Impact of foreign currency translation.	(8.1)	(38.8)
Other.	(6.1)	(13.7)
Increased costs due to estimated forward loss provision in the Harsco Rail Segment. (a)	—	40.1
Total change in cost of services and products sold — 2016 vs. 2015	$(50.3)	$(171.8)
(a) See Note 1, Basis of Presentation - Change in Estimates, in Part I, Item 1, Financial Statements for additional information.

Selling, General and Administrative Expenses
Selling, general and administrative expenses for the third quarter of 2016 decreased $14.3 million or 22.1% from the third quarter of 2015.  Selling, general and administrative expenses for the first nine months of 2016 decreased $36.3 million or 19.4% from the first nine months of 2015. These decreases were primarily related to the impact of lower bad debt expense in the Harsco Metals & Minerals Segment; decreased agent and broker commissions in the Harsco Industrial Segment due to lower volume; and foreign currency translation. Additionally, results for the first nine months of 2016 were also impacted by lower pension expense, lower professional fees, lower compensation costs associated with Project Orion in the Harsco Metals & Minerals Segment and lower travel costs.

Other Expenses
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

	Three Months Ended		Nine Months Ended
	September 30		September 30
(In thousands)	2016	2015	2016	2015
Employee termination benefit costs	$1,790	$3,454	$8,756	$5,962
Harsco Metals & Minerals Segment separation costs	1	—	3,298	—
Net gains (a)	(608)	(1,747)	(1,365)	(8,479)
Foreign currency gains related to Harsco Rail Segment advances on contracts and other customer advances	—	—	—	(10,940)
Bahrain salt cake disposal	—	7,000	—	7,000
Subcontractor settlement	—	4,220	—	4,220
Other	558	4,465	1,422	6,066
Other expenses	$1,741	$17,392	$12,111	$3,829
(a) Net gains result from the sales of redundant properties (primarily land, buildings and related equipment) and non-core assets.

Interest Expense
Interest expense during the third quarter and first nine months of 2016 increased $2.6 million and $5.1 million, respectively, compared with the third quarter and first nine months of 2015.  The increase primarily relates to $1.1 million of deferred financing costs expensed by the Company during the third quarter of 2016 related to payments for the Term Loan Facility (See Note 7, Debt and Credit Agreements, in Part I, Item 1, Financial Statements for additional information) and increased interest rates associated with the Company's Senior Secured Credit Facilities as well as other financing costs partially offset by lower debt levels.

Change in Fair Value to the Unit Adjustment Liability and Loss on Dilution and Sale of Equity Method Investment
The Change in fair value to the unit adjustment liability and loss on dilution and sale of equity method investment during the third quarter and first nine months of 2016 increased $42.7 million and $52.0 million, respectively, compared to the third quarter and first nine months of 2015. The increases relate to losses associated with Company's first quarter of 2016 election not to make the quarterly cash payments to the Company's partner in the Infrastructure strategic venture for the remainder of 2016 and the Company's third quarter of 2016 sale of its remaining equity interest in the Infrastructure strategic venture. See Note 4, Equity Method Investments and Note 12, Derivative Instruments, Hedging Activities and Fair Value, in Part I, Item 1, Financial Statements for additional information.

Income Tax Expense
Income tax expense related to continuing operations for the third quarter and first nine months of 2016 was $5.1 million and $14.9 million, respectively, compared with $7.0 million and $26.9 million for the third quarter and first nine months of 2015, respectively. The income tax expense for the third quarter of 2016 compared with the third quarter of 2015 decreased primarily due to the change in mix of income, as well as the release of uncertain tax positions in certain foreign jurisdictions due to tax audit closure in 2016. The income tax expense for the first nine months of 2016 compared with the first nine months of 2015 decreased primarily due to the decrease in income in profitable jurisdictions. Additionally, there was no income tax benefit realized from the loss on the sale of the Company's equity method investment in the Infrastructure strategic venture, as a valuation allowance of $16.1 million was established to offset the deferred tax assets on the resulting capital loss carryforward, because the Company determined that it is not more likely than not that this benefit will be realized in the future.

Income (Loss) from Continuing Operations
The Loss from continuing operations was $31.2 million in the third quarter of 2016 compared with the loss from continuing operations of $9.1 million in the third quarter of 2015. This change is primarily related to the loss on sale of the Company's equity method investment in the Infrastructure strategic venture, partially offset by increased operating income from continuing operations.

The Loss from continuing operations was $66.6 million in the first nine months of 2016 compared with Income from continuing operations of $14.6 million in the first nine months of 2015. This change is primarily related to decreased operating income from continuing operations, including the Harsco Rail Segment's estimated forward loss provision of $40.1 million related to the Company's contracts with SBB, and the loss on dilution and sale of the Company's equity method investment in the Infrastructure strategic venture, partially offset by decreased income tax expense and increased equity in income of unconsolidated entities.

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
During the first nine months of 2016, the Company generated $104.8 million in operating cash flow, an increase from the
$89.1 million generated in the first nine months of 2015. In the first nine months of 2016, the Company invested $49.9 million in capital expenditures, mostly for the Harsco Metals & Minerals Segment, compared with $91.6 million in the first nine months of 2015. The Company generated $7.2 million in cash flow from asset sales in the first nine months of 2016 compared with $20.8 million in the first nine months of 2015. Asset sales have been a normal part of the Company's business model, primarily for the Harsco Metals & Minerals Segment. The Company paid $4.1 million and $49.3 million in dividends to stockholders in the first nine months of 2016 and 2015, respectively. The Company has suspended the quarterly dividend to preserve financial flexibility. The Board of Directors will continue to evaluate the Company's dividend policy each quarter.

During September 2016, the Company received approximately $145 million in cash, net, from its sale of its remaining 26% equity interest in the Infrastructure strategic venture. The Company used these proceeds to repay $85.0 million on its Term Loan Facility and $60.0 million on its Revolving Credit Facility.
The Company's net cash payments on debt were $226.5 million in the first nine months of 2016, principally due to the utilization of operating cash flow, proceeds from the termination of a cross-currency interest rate swap ("CCIR") and proceeds from the sale of the Company's equity interest in the Infrastructure strategic venture. The Company’s consolidated net debt to consolidated EBITDA ratio (as defined by the Credit Agreement) was 2.2 to 1.0 at September 30, 2016, compared with 2.8 to 1.0 at December 31, 2015.
In November 2016, the Company entered into a new senior secured credit facility (the “New Credit Facility”), consisting of a $400 million revolving credit facility and a $550 million term loan B facility. Upon closing of the New Credit Facility, the Company has amended and extended the existing Revolving Credit Facility, repaid the existing Term Loan Facility and will redeem, satisfy and discharge the 5.75% Senior Notes due 2018 (the “Notes”) in accordance with the indenture governing the Notes. As a result, an estimated charge of approximately $37 million will be recorded during the fourth quarter of 2016 consisting principally of the cost of early extinguishment of the Notes and the write-off of unamortized deferred financing costs associated with the Company’s existing Senior Secured Credit Facilities and the Notes.
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
The following table illustrates the Company's available credit under the Revolving Credit Facility at September 30, 2016:

	September 30, 2016
(In millions)	Facility Limit	Outstanding Balance	Outstanding Letters of Credit	Available Credit
Revolving credit facility	$350.0	$40.0	$43.5	$266.5

At September 30, 2016, the Company had $198.8 million of borrowings under the Senior Secured Credit Facilities consisting of $158.8 million under the Term Loan Facility and $40.0 million under the Revolving Credit Facility. At September 30, 2016, the entire balance was classified as long-term debt in the Condensed Consolidated Balance Sheets. At December 31, 2015, the Company had $415.0 million of borrowings under the Senior Secured Credit Facilities consisting of $250.0 million under the Term Loan Facility and $165.0 million under the Revolving Credit Facility. At December 31, 2015, of this balance, $380.5 million was classified as long-term debt, $22.0 million was classified as short-term borrowings and $12.5 million was classified as current maturities of long-term debt in the Condensed Consolidated Balance Sheets.

Working Capital Position
Changes in the Company’s working capital are reflected in the following table:

(Dollars in millions)	September 30 2016		December 31 2015		Increase (Decrease)
Current Assets
Cash and cash equivalents	$79.9		$79.8		$0.2
Trade accounts receivable, net	263.5		254.9		8.7
Other receivables	17.6		30.4		(12.8)
Inventories	208.7		217.0		(8.3)
Other current assets	62.9		82.5		(19.6)
Total current assets	632.6		664.5		(31.9)
Current Liabilities
Short-term borrowings and current maturities	26.0		55.3		(29.3)
Accounts payable	120.0		136.0		(16.0)
Accrued compensation	43.9		38.9		5.0
Income taxes payable	7.3		4.4		2.9
Advances on contracts and other customer advances	125.0		107.3		17.8
Due to unconsolidated affiliate	—		7.7		(7.7)
Unit adjustment liability	—		22.3		(22.3)
Other current liabilities	140.7		134.2		6.5
Total current liabilities	462.9		506.1		(43.2)
Working Capital	$169.7		$158.4		$11.3
Current Ratio (a)	1.4	:1	1.3	:1

(a) Calculated as Total current assets divided by Total current liabilities.
Working capital increased $11.3 million or 7.1% for the first nine months of 2016 due primarily to the following factors:

•
Working capital was positively affected by a decrease in Short-term borrowings and current maturities of $29.3 million, primarily due to the repayment of $85.0 million of the Term Loan Facility which reduced the required payments for the next twelve months for this facility. See Note 7, Debt and Credit Agreements, in Part I, Item1, Financial Statements for additional information.

•
Working capital was positively affected by a decrease in the Unit adjustment liability of $22.3 million due to the sale of the Company's equity interest in the Infrastructure strategic venture. See Note 4, Equity Method Investments and Note 12, Derivative Instruments, Hedging Activities and Fair Value, in Part I, Item 1, Financial Statements for additional information.

•	Working capital was positively affected by a decrease in Accounts payable of $16.0 million, primarily due to the timing of payments.

These working capital increases were partially offset by the following factors:

•
Working capital was negatively impacted by a decrease in Other current assets of $19.6 million, primarily due to the timing of current deferred tax assets and foreign currency exchange forward contracts;

•	Working capital was negatively impacted by an increase in Advances on contracts and other customer advances of $17.8 million, primarily received in the Harsco Rail Segment; and

•	Working capital was negatively impacted by a decrease in Other receivables of $12.8 million, primarily due to income tax refunds received and the timing of proceeds received from certain asset sales.

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
Cash Flow Summary
The Company’s cash flows from operating, investing and financing activities, as reflected in the Condensed Consolidated Statements of Cash Flows, are summarized in the following table:

	Nine Months Ended
	September 30
(In millions)	2016	2015
Net cash provided (used) by:
Operating activities	$104.8	$89.1
Investing activities	129.9	(103.2)
Financing activities	(242.0)	1.6
Effect of exchange rate changes on cash	7.5	7.7
Net change in cash and cash equivalents	$0.2	$(4.8)

Cash provided by operating activities — Net cash provided by operating activities in the first nine months of 2016 was $104.8 million, an increase of $15.7 million from cash provided by operating activities in the first nine months of 2015.  The increase is primarily attributable to timing in inventory purchases, increases in accrued compensation and increases on advances on contracts and other customer advances; partially offset by the timing of accounts receivable invoicing and collections and accounts payable.
Included in the Cash flows from operating activities section of the Condensed Consolidated Statement of Cash Flows is the caption Other, net. For the first nine months ended September 30, 2015, this caption included the Harsco Rail Segment foreign exchange gain which is reflected in the Effect of exchange rate changes on cash caption.
Also included in the Cash flows from operating activities section of the Condensed Consolidated Statements of Cash Flows is the caption, Other assets and liabilities. For the first nine months ended September 30, 2016 and 2015, the decreases in this caption were $20.3 million and $29.5 million, respectively. A summary of the major components of this caption for the periods presented is as follows:

	Nine Months Ended
	September 30
(In millions)	2016	2015
Net cash provided (used) by:
Change in net defined benefit pension liabilities	$(17.2)	$(21.1)
Change in prepaid expenses	2.6	(8.1)
Other	(5.7)	(0.3)
Total	$(20.3)	$(29.5)
Cash provided (used) by investing activities — Net cash provided by investing activities in the first nine months of 2016 was $129.9 million, an increase of $233.1 million from the cash used by investing activities in the first nine months of 2015.  The increase was primarily due to the gross proceeds received from the sale of the Company's equity investment in the Infrastructure strategic venture as well as a lower level of capital expenditures in the Harsco Metals & Minerals Segment.
Cash provided (used) by financing activities — Net cash used by financing activities in the first nine months of 2016 was $242.0 million, an increase of $243.5 million from cash provided by financing activities in the first nine months of 2015.  The change was primarily due to net cash payments on debt of $226.5 million in the first nine months of 2016 compared with $7.5 million in the first nine months of 2015; reduction in proceeds from the termination of CCIRs and a deferred pension underfunding payment related to the sale of the Company's equity investment in the Infrastructure strategic venture; partially offset by lower dividends paid and no repurchases of the Company's common stock during the first nine months of 2016.

Debt Covenants
The Credit Agreement contains a consolidated net debt to consolidated EBITDA ratio covenant, which is not to exceed
4.0 to 1.0, and a minimum consolidated EBITDA to consolidated interest charges ratio covenant, which is not to be less than 3.0 to 1.0. The consolidated net debt to consolidated EBITDA ratio covenant is reduced to 3.75 to 1.0 after December 31, 2016 and to 3.5 to 1.0 after June 30, 2017. Additionally, upon the completion of the potential separation of the Harsco Metals & Minerals Segment, the Company would be required to repay the Term Loan Facility, and the consolidated net debt to consolidated EBITDA ratio would be reduced to 3.0 to 1.0 for the Credit Agreement. The Company’s 5.75% notes include covenants that require the Company to offer to repurchase the notes at 101% of par in the event of a change of control of the Company or disposition of substantially all of the Company’s assets in combination with a downgrade in the Company’s credit rating to non-investment grade.  At September 30, 2016, the Company was in compliance with these covenants, as the total net debt to consolidated EBITDA ratio was 2.2 to 1.0 and total consolidated EBITDA to consolidated interest charges was 5.3 to 1.0. Based on balances and covenants in effect at September 30, 2016, the Company could increase net debt by $491.3 million and still be in compliance with these debt covenants.  The Company expects to continue to be in compliance with these debt covenants for at least the next twelve months.

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

At September 30, 2016, the Company's consolidated cash and cash equivalents included $78.7 million held by non-U.S. subsidiaries. At September 30, 2016, approximately 10% of the Company's consolidated cash and cash equivalents had regulatory restrictions that would preclude the transfer of funds with and among subsidiaries. The cash and cash equivalents held by non-U.S. subsidiaries also included $18.9 million held in consolidated strategic ventures. The strategic venture agreements may require strategic venture partner approval to transfer funds with and among subsidiaries. While the Company's remaining non-U.S. cash and cash equivalents can be transferred with and among subsidiaries, the majority of these non-U.S. cash balances will be used to support the ongoing working capital needs and continued growth of the Company's non-U.S. operations.
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

ITEM 4.        CONTROLS AND PROCEDURES

Based on the evaluation required by Securities Exchange Act Rules 13a-15(b) and 15d-15(b), the Company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of disclosure controls and procedures, as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e), at September 30, 2016.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective at September 30, 2016.  There have been no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting during the third quarter of 2016.

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

HARSCO CORPORATION
(Registrant)

DATE	November 3, 2016	/s/ PETER F. MINAN
Peter F. Minan
Senior Vice President and Chief Financial Officer
(On behalf of the registrant and as Principal Financial and Chief Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
2.1	Omnibus Agreement dated September 15, 2016 (incorporated by reference to Company's Current Report on Form 8-K dated September 15, 2016, Commission File Number 001-03970).
10.1	Separation Agreement and General Release, dated August 15, 2016, between Harsco Corporation and Scott W. Jacoby.
31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).
31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).
32	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer).
101
The following financial statements from Harsco Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 filed with the Securities and Exchange Commission on November 3, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Comprehensive Loss; (iv) the Condensed Consolidated Statements of Cash Flows; (v) the Condensed Consolidated Statements of Equity; and (vi) the Notes to Condensed Consolidated Financial Statements.