Form 10-K
period 2016-12-31
HARSCO CORP
filed 2017-02-24
CIK 45876

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
The aggregate market value of the Company's voting stock held by non-affiliates of the Company as of June 30, 2016 was $532,362,000
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

Class	Outstanding at January 31, 2017
Common stock, par value $1.25 per share	80,182,217
DOCUMENTS INCORPORATED BY REFERENCE
Selected portions of the 2017 Proxy Statement are incorporated by reference into Part III of this Report.

HARSCO CORPORATION
FORM 10-K

PART I
Item 1.    Business.

(a)	General Development of Business
Harsco Corporation (the "Company") is a diversified, multinational provider of industrial services and engineered products serving global industries that are fundamental to worldwide economic growth and infrastructure development. The Company's operations consist of three reportable segments: Harsco Metals & Minerals, Harsco Industrial and Harsco Rail. The Company has locations in approximately 30 countries, including the U.S. The Company was incorporated in 1956.
The Company's operations previously included the Harsco Infrastructure Segment. In November 2013, the Company consummated the sale of the Company's Harsco Infrastructure Segment into a strategic venture with Clayton, Dubilier & Rice ("CD&R") as part of a transaction that combined the Harsco Infrastructure Segment with Brand Energy & Infrastructure Services, Inc., which CD&R simultaneously acquired. The Company contributed substantially all of the Company’s equity interests in, and the net assets of, the Harsco Infrastructure Segment to the strategic venture in exchange for approximately $300 million in cash, subject to working capital and other adjustments, and an approximate 29% equity interest in the Infrastructure strategic venture. The Company’s equity interest in the Infrastructure strategic venture was accounted for under the equity method of accounting as prescribed by generally accepted accounting principles in the U.S.
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
●
Global expertise in providing on-site services for material logistics, product quality improvement and resource recovery from iron, steel and metals manufacturing; as well as value added environmental solutions for industrial co-products
		●	Global metals production and capacity utilization
		●	Outsourcing of services by metals producers
		●	Demand for high-value specialty steel and ferro alloys
		●	Demand for environmental solutions for metals and minerals waste streams
		●	Demand for industrial and infrastructure surface preparation and restoration
		●	Demand for residential roofing shingles
		●	Demand for road making materials
●	Air-cooled heat exchangers	●	Demand in the natural gas, natural gas processing and petrochemical markets
●	Industrial grating and high-security fencing products	●	Industrial plant and warehouse construction and expansion
		●	Off-shore drilling and new rig construction
		●	High-security fencing requirements to protect major facilities and infrastructure
●	Heat transfer products	●	Demand for commercial and institutional boilers and water heaters
●	Railway track maintenance services and equipment	●	Global railway track maintenance-of-way capital spending
		●	Outsourcing of track maintenance and new track construction by railroads
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

In 2016, 2015 and 2014, sales in the U.S. contributed total revenues of $0.6 billion, $0.8 billion and $0.9 billion, equal to approximately 42%, 44% and 43% of total revenues, respectively. The Company's sales in euro-currency countries contributed total revenues of $0.3 billion, $0.3 billion and $0.4 billion in 2016, 2015 and 2014, equal to approximately 18%, 16% and 17% of total revenues, respectively. Sales in the U.K. contributed total revenues of $0.2 billion, $0.2 billion and $0.3 billion in 2016, 2015 and 2014, equal to approximately 11%, 13% and 12% of total revenues, respectively. There were no significant inter-segment revenues.

(b)	Financial Information about Segments
Financial information concerning segments is included in Note 16, Information by Segment and Geographic Area, in Part II, Item 8, "Financial Statements and Supplementary Data," which information is incorporated herein by reference.

(c)	Narrative Description of Business
(1)   A narrative description of the businesses by reportable segment is as follows:
Harsco Metals & Minerals Segment—67% of consolidated revenues for 2016
The Harsco Metals & Minerals Segment is one of the world's largest providers of on-site services for material logistics, product quality improvement and resource recovery from iron, steel and metals manufacturing.
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
The Harsco Metals & Minerals Segment operates in approximately 30 countries. In 2016 and 2015, this Segment's revenues were generated in the following regions:

	Percentage of Revenues
Region	2016	2015
Western Europe	40%	41%
North America	26%	24%
Latin America (a)	14%	14%
Asia-Pacific	12%	12%
Middle East and Africa	5%	5%
Eastern Europe	3%	4%

(a)	Including Mexico.
For 2016, 2015 and 2014, the Harsco Metals & Minerals Segment's percentage of the Company's consolidated revenues were 67%, 64% and 67%, respectively.
The Company has announced its intention to pursue strategic options for the separation of the Harsco Metals & Minerals Segment from the rest of the Company. There is no specific timetable related to this initiative and there can be no assurance that a sale, spin-off or any other transaction will take place.
Harsco Industrial Segment—17% of consolidated revenues for 2016
The Harsco Industrial Segment includes the Harsco Industrial Air-X-Changers, Harsco Industrial IKG and Harsco Industrial Patterson-Kelley businesses. Approximately 87% of this Segment's revenues originate in North America.
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

Harsco Industrial IKG manufactures a varied line of industrial grating and high-security fencing products at several plants in the U.S. and international plants located in Mexico and China. These products include a full range of metal bar grating configurations, which are used mainly in industrial flooring, as well as safety and security applications in the energy, paper, chemical, refining and processing industries. Harsco Industrial IKG also produces GrateGuardTM, a fencing solution for first-line physical security.
Harsco Industrial Patterson-Kelley is a leading manufacturer of energy-efficient heat transfer products such as boilers and water heaters for commercial and institutional applications.
For 2016, 2015 and 2014, this Segment's percentage of the Company's consolidated revenues were 17%, 21% and 20%, respectively.
Harsco Rail Segment—16% of consolidated revenues for 2016
The Harsco Rail Segment is a global provider of equipment, after-market parts and services for the maintenance, repair and construction of railway track. The Segment's equipment and services support private and government-owned railroads and urban transit systems worldwide. In March 2015, the Company acquired Protran Technology ("Protran"), a U.S. designer and producer of safety systems for transportation and industrial applications; and in April 2015, the Company acquired JK Rail Products, LLC ("JK Rail"), a provider of after-market parts for railroad track maintenance.
The Harsco Rail Segment's products are produced in three countries and products and services are provided worldwide. In 2016, 2015 and 2014, export product sales from the U.S. for the Harsco Rail Segment were $67.9 million, $67.1 million and $104.9 million, respectively.
For 2016, 2015 and 2014, the Harsco Rail Segment's percentage of the Company's consolidated revenues were 16%, 15% and 13%, respectively.
(1)(i)  The products and services of the Company are generated through a number of product groups. These product groups are more fully discussed in Note 16, Information by Segment and Geographic Area, in Part II, Item 8, "Financial Statements and Supplementary Data." The product groups that contributed 10% or more as a percentage of consolidated revenues in any of the last three fiscal years are set forth in the following table:

	Percentage of Consolidated Revenues
Product Group	2016	2015	2014
Outsourced, on-site services of material logistics, product quality improvement and resource recovery for iron, steel and metals manufacturing; as well as value added environmental solutions for industrial co-products	67%	64%	67%
Railway track maintenance services and equipment	16%	15%	13%
Air-cooled heat exchangers	6%	11%	11%
(1)(ii)  New products and services are added from time to time; however, in 2016, 2015 and 2014 none required the investment of a material amount of the Company's assets.
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

(1)(vii)  In 2016, the Harsco Metals & Minerals Segment had one customer, and in 2015 and 2014 had two customers that each provided in excess of 10% of this Segment's revenues under multiple long-term contracts at several mill sites. The loss of any one of the contracts would not have a material adverse effect upon the Company's financial position or cash flows; however, it could have a significant effect on quarterly or annual results of operations. Additionally, a decline in economic conditions may further impact the ability of the Company's customers to meet their obligations to the Company on a timely basis and could result in bankruptcy or receivership filings by any of such customers. If customers are unable to meet their obligations on a timely basis, or if the Company is unable to collect amounts due from customers for any reason, it could adversely impact the realizability of receivables, the valuation of inventories and the valuation of long-lived assets across the Company's businesses. As part of its credit risk management practices, the Company closely monitors the credit standing and accounts receivable position of its customer base.
The Harsco Industrial Segment had no customers in 2016, two customers in 2015 and one customer 2014 that provided in excess of 10% of the Segment's revenues. The loss of any of these customers would not have a material adverse impact on the Company's financial positions or cash flows; however, it could have a material effect on quarterly or annual results of operations.
The Harsco Rail Segment had one customer in 2016, two customers in 2015 and one customer in 2014 that provided in excess of 10% of the Segment's revenues. The loss of any of these customers would not have a material adverse impact on the Company's financial positions or cash flows; however, it could have a material effect on quarterly or annual results of operations.
(1)(viii)  At December 31, 2016, the Company's metals services contracts had estimated future revenues of $2.7 billion at expected production levels, compared with $3.2 billion at December 31, 2015. This provides the Company with a substantial base of long-term revenues. The decrease is primarily due to the timing of contract expiration and renewals; exited contracts associated with strategic actions from the Harsco Metals & Minerals Improvement Plan ("Project Orion") related to the focus on underperforming contracts; and the impact of foreign currency translation. Approximately 24% of these revenues are expected to be recognized by December 31, 2017; approximately 43% of these revenues are expected to be recognized between January 1, 2018 and December 31, 2020; approximately 14% of these revenues are expected to be recognized between January 1, 2021 and December 31, 2023; and the remaining revenues are expected to be recognized thereafter. There are no significant metals services contracts for which the estimated costs to complete the contract currently exceed the estimated revenue to be realized included in the below estimated future revenues, though certain contracts may have lower near-term operating margins due to continued reduced steel production and weaker commodity prices.
At December 31, 2016, the Company had an estimated order backlog of $54.4 million in its Harsco Industrial Segment, compared with $72.9 million at December 31, 2015. This decrease is primarily due to continued low oil prices impacting capital expenditures and overall spending by customers in the natural gas, natural gas processing and petrochemical industries. In addition, at December 31, 2016, the Harsco Rail Segment had an estimated order backlog of $273.0 million, compared with $292.1 million at December 31, 2015. This decrease is primarily due to shipments which were not replaced due to decreased demand, primarily in the U.S., during 2016. At December 31, 2016, $140.6 million or 43% of the Company's manufactured products order backlog is not expected to be filled in 2017. The remainder of this backlog is expected to be filled in 2018 and 2019. This is exclusive of long-term metals industry services contracts, roofing granules and industrial abrasives products, and minerals and metal recovery technologies services.
(1)(ix)  At December 31, 2016, the Company had no material contracts that were subject to renegotiation of profits or termination at the election of the U.S. Government.
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
(1)(xi)  The Company's expense for research and development activities was $4.3 million, $4.5 million and $5.5 million in 2016, 2015 and 2014, respectively. This excludes technology development and engineering costs classified in cost of services and products sold or selling, general and administrative expense. For additional information regarding research and development activities, see Research and Development, in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."
(1)(xii)  The Company has become subject to, as have others, stringent air and water quality control legislation. In general, the Company has not experienced substantial difficulty complying with these environmental regulations, and does not anticipate making any material capital expenditures for environmental control facilities. While the Company expects that environmental regulations may expand, and that its expenditures for air and water quality control will continue, it cannot predict the effect on its business of such expanded regulations. For additional information regarding environmental matters see Note 12, Commitments and Contingencies, in Part II, Item 8, "Financial Statements and Supplementary Data."
(1)(xiii)  At December 31, 2016, the Company had approximately 9,400 employees.

(d)	Financial Information about Geographic Areas
Financial information concerning international and domestic operations is included in Note 16, Information by Segment and Geographic Area, in Part II, Item 8, "Financial Statements and Supplementary Data," which information is incorporated herein by reference. Export sales from the U.S. totaled $86.5 million, $80.8 million and $134.0 million in 2016, 2015 and 2014, respectively.

(e)	Available Information
Information is provided in Part I, Item 1 (a), "General Development of Business."

Item 1A.    Risk Factors.
Set forth below are risks and uncertainties that could materially and adversely affect Harsco Corporation's (the "Company's") results of operations, financial condition, liquidity and cash flows. The risks set forth below are not the only risks faced by the Company. The Company's business operations could also be affected by other factors not presently known to the Company or factors that the Company currently does not consider to be material.
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
The Company's businesses are subject to general economic slowdowns and cyclical conditions in each of the industries served. In particular:

•
The Harsco Metals & Minerals Segment may be adversely impacted by continued slowdowns in steel mill production, excess production capacity, bankruptcy or receivership of steel producers and changes in outsourcing practices in the steel industry;

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
For the year ended December 31, 2016, the Company’s top five customers in the Harsco Metals & Minerals Segment accounted for approximately 34% of revenues in that segment and 23% of the Company’s total revenues.
Certain of the several large customers in the Harsco Metals & Minerals Segment have significant accounts receivable balances. If a large customer were to experience financial difficulty, or file for bankruptcy or receivership protection it could adversely impact the Company's results of operations, cash flows and asset valuations.
Disputes with our largest customers, or customers with long-term contracts, could adversely affect the Company’s financial condition.
The Company routinely enters into multiple contracts with its customers, many of which can be long-term contracts. For example, the Company is currently party to multiple contracts in numerous countries with its largest customer, ArcelorMittal, which accounted for almost 10% of its total revenues for the year ended December 31, 2016. These contracts cover a variety of services and vary in contract length. From time to time, the Company may be negotiating the terms of current and potential future services to be rendered due to the scope and complexity of this relationship. Disagreements between the parties can arise as a result of the scope and nature of the relationship and these ongoing negotiations.
In addition, under long-term contracts, the Company may incur capital expenditures or other costs at the beginning of the contract that it expects to recoup through the life of the contract. Some of these contracts provide for advance payments to assist the Company in covering these costs and expenses. A dispute with a customer during the life of a long-term contract could impact the ability of the Company to receive these advance payments or otherwise recoup incurred costs and expenses.
The Company's global presence subjects it to a variety of risks arising from doing business internationally.
The Company operates in approximately 30 countries, generating 58% of its revenues outside of the U.S. (based on location of the facility generating the revenue) for the year ended December 31, 2016. In addition, as of December 31, 2016, approximately 75% of the Company’s property, plant and equipment are located outside of the U.S. The Company's global footprint exposes it to a variety of risks that may adversely affect the Company's results of operations, financial condition, liquidity and cash flows. These include, but may not be limited to, the following:
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

•
sovereign risk related to international governments, including, but may not be limited to, governments stopping interest payments or repudiating their debt, nationalizing private businesses or altering foreign exchange regulations; and

•	uncertainties arising from local business practices, cultural considerations and international political and trade tensions.
The Company has operations in several countries in the Middle East, including Bahrain, Egypt, Israel, Saudi Arabia and Oman, as well as India, some of which have experienced armed hostilities and civil unrest. Additionally, these countries are geographically close to other countries that may have a continued high risk of armed hostilities or civil unrest.
If the Company is unable to successfully manage the risks associated with its global business, the Company's results of operations, financial condition, liquidity and cash flows may be negatively impacted.
The Board of Directors (the "Board") has determined to explore strategic options for the separation of the Company’s Metals & Minerals Segment; however there can be no assurance that the Company will be successful in entering into or consummating a transaction or that any such transaction will yield additional value for stockholders.
During 2015, the Company announced that the Board had authorized a process to explore a range of strategic options for the separation of the Company’s Harsco Metals & Minerals Segment from the Harsco Industrial and Rail Segments. There can be no assurances that any such process will result in a sale, spin-off or any other transaction being entered into or consummated. The process may be time-consuming, distracting to management and disruptive to the Company's business operations, and if the Company is unable to effectively manage the process, the business, financial condition, and results of operations could be adversely affected. In addition, identifying and evaluating potential strategic options may result in the incurrence of additional expenses.

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

The Company has not set a specific timetable for completion of this process and does not intend to discuss or disclose developments with respect to the process unless and until such time as the Board has approved a definitive course of action or otherwise deems disclosure to be required or appropriate.  As a consequence, perceived uncertainties related to the future of the Company’s Harsco Metals & Minerals Segment may result in the loss of potential business opportunities and may make it more difficult for the Company to attract and retain qualified personnel and business partners.

Due to the international nature of the Company's business, the Company could be adversely affected by violations of certain laws.
The U.S. Foreign Corrupt Practices Act (“FCPA”) and similar anti-bribery laws in non-U.S. jurisdictions generally prohibit companies and their intermediaries from making improper payments to officials for the purpose of obtaining or retaining business. The FCPA also imposes accounting standards and requirements on publicly traded U.S. corporations and their foreign affiliates, which, among other things, are intended to prevent the diversion of corporate funds to the payment of bribes and other improper payments, and to prevent the establishment of “off the books” slush funds from which improper payments can be made. The Company may not always prevent reckless or criminal acts by its employees or agents and may be exposed to liability due to pre-acquisition conduct of employees or agents of businesses or operations the Company may acquire. Violations of these laws, or allegations of such violations, could disrupt the Company’s operations, involve significant management distraction and have a material adverse effect on the Company’s results of operations, financial condition and cash flows. If the Company is found to be liable for violations of these laws (either due to its own acts, out of inadvertence or due to the acts or inadvertence of others), the Company could also be subject to severe criminal or civil penalties or other sanctions; disgorgement; further changes or enhancements to its procedures, policies and controls; personnel changes and other remedial actions.
Furthermore, the Company is subject to the export controls and economic embargo rules and regulations of the U.S., including the Export Administration Regulations and trade sanctions against embargoed countries, which are administered by the Office of Foreign Asset Control within the Department of Treasury, as well as other laws and regulations administered by the Department of Commerce. These regulations limit the Company’s ability to market, sell, distribute or otherwise transfer its products to prohibited countries or persons. Failure to comply with these rules and regulations may result in substantial civil and criminal penalties, including fines and disgorgement of profits, the imposition of a court-appointed monitor, the denial of export privileges and debarment from participation in U.S. Government contracts.
Exchange rate fluctuations may adversely impact the Company's business.
Fluctuations in foreign exchange rates between the U.S. dollar and the approximately 25 other currencies in which the Company currently conducts business may adversely impact the Company's results of operations in any given fiscal period. The Company’s principal foreign currency exposures are in the European Union ("EU"), the U.K. and Brazil. Given the structure of the Company's operations, an increase in the value of the U.S. dollar relative to the foreign currencies in which the Company earns its revenues generally has a negative impact on the translated amounts of the assets and liabilities, results of operations, and cash flows. The Company's foreign currency exposures increase the risk of volatility in its financial position, results of operations and cash flows. If currencies in the below regions change materially in relation to the U.S. dollar, the Company's financial position, results of operations, or cash flows may be materially affected.
Compared with the corresponding full-year period in 2015, the average value of major currencies changed as follows in relation to the U.S. dollar during the full-year 2016, impacting the Company's revenues and income:

•	British pound sterling weakened by 12%

•	euro weakened by less than 1%

•	Brazilian real weakened by 4%
Compared with exchange rates at December 31, 2015, the value of major currencies at December 31, 2016 changed as follows:

•	British pound sterling weakened by 16%

•	euro weakened by 3%

•	Brazilian real strengthened by 22%
To illustrate the effect of foreign exchange rate changes in certain key markets of the Company, in 2016 revenues would have been approximately 4% or $51 million higher and operating income would have been approximately 5% or $3 million lower if the average exchange rates for 2015 were utilized. In a similar comparison for 2015, revenues would have been approximately 10% or $170 million higher and operating income would have been approximately 2% or $2 million greater if the average exchange rates for 2014 were utilized.
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

Economic conditions and regulatory changes following the United Kingdom’s referendum on withdrawal from the EU could impact on our business and results of operations.
In June 2016, a majority of voters in the U.K. approved a withdrawal from the EU in a national referendum (often referred to as Brexit). The referendum was advisory, and the terms of any withdrawal are subject to a negotiation period that could last at least two years after the government of the U.K. formally initiates a withdrawal process. Nevertheless, the referendum resulted in significant volatility in global stock markets and currency exchange rate fluctuations that resulted in the strengthening of the U.S. dollar against foreign currencies in which the Company conducts business. The referendum has created significant uncertainty about the future relationship between the U.K. and the EU, including with respect to the laws and regulations that will apply as the U.K. determines which EU laws to replace or replicate in the event of a withdrawal. The referendum has also given rise to calls for the governments of other EU member states to consider withdrawal.

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

•
The Harsco Industrial and Harsco Rail Segments compete with companies that manufacture similar products both internationally and domestically. Certain international competitors export their products into the U.S. and sell them at lower prices, which can be the result of lower labor costs and government subsidies for exports. In addition, certain competitors may from time to time sell their products below their cost of production in an attempt to increase their market share. Such practices may limit the prices the Company can charge for its products and services. Unfavorable foreign exchange rates can also adversely impact the Company's ability to match the prices charged by international competitors. If the Company is unable to match the prices charged by competitors, it may lose customers.

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
The Company uses derivative financial instruments, such as interest rate swaps and foreign currency exchange forward contracts, for a variety of purposes. The Company uses interest rate swaps in conjunction with certain debt issuances in order to secure either a fixed or floating interest rate. The Company uses foreign currency exchange forward contracts as part of a worldwide program to minimize foreign currency operating income and balance sheet exposure. In particular, the Company uses foreign currency exchange forward contracts to hedge commitments, such as foreign currency debt, firm purchase commitments and foreign currency cash flows for certain export sales transactions. The unsecured contracts for foreign currency exchange forward contracts outstanding at December 31, 2016 mature at various times through 2018 and are with major financial institutions. The Company may also enter into derivative contracts to hedge commodity exposures.
The failure of one or more counterparties to the Company's derivative financial instruments to fulfill their obligations could adversely affect the Company's results of operations, financial condition, liquidity and cash flows.

The Company’s variable rate indebtedness subjects it to interest rate risk, which could cause the Company's debt service obligations to increase significantly.
The Company's total debt at December 31, 2016 was $659.1 million. Of this amount, approximately 96% had variable rates of interest, and 4% had fixed rates of interest. The weighted average interest rate of total debt was approximately 5.9%. At debt levels as of December 31, 2016, a one percentage point increase in variable interest rates would increase interest expense by $5.5 million per year. If the Company is unable to successfully manage its exposure to variable interest rates, including through interest rates swaps that the Company has put into place, its debt service obligations may increase even though the amount borrowed remains the same, and in turn, its results of operations and financial condition may be negatively impacted.
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
Currently, a majority of the Company's revenue is generated from customers located outside the U.S., and a substantial portion of the Company's assets and employees are located internationally. U.S. income tax and withholding taxes have not been provided on undistributed earnings for certain non-U.S. subsidiaries, as such earnings are indefinitely reinvested in the operations of those subsidiaries.
The Executive Branch of the U.S. Government (the “Administration”) has expressed a desire to reform U.S. tax law to provide incentives for U.S. companies that expand the U.S. economy. These reforms include lowering the Corporate Tax Rate in an effort to stimulate the economy with significant GDP growth by creating new jobs in the U.S. The Administration has proposed significant changes on the taxation of imports and exports as well as the taxation of income earned outside the U.S. In addition, there would be a change from a worldwide based tax system to a territorial tax system. The Company continues to monitor legislation to be in position to fully understand the potential impact on the Company's operations and plan accordingly.
The Company's defined benefit net periodic pension cost ("NPPC") is directly affected by the equity and bond markets. A downward trend in those markets could adversely impact the Company's results of operations, financial condition and cash flows.
In addition to the economic issues that directly affect the Company's businesses, changes in the performance of equity and bond markets, particularly in the U.K. and the U.S., impact actuarial assumptions used in determining annual NPPC, pension liabilities and the valuation of the assets in the Company's defined benefit pension plans. Financial market deterioration would most likely have a negative impact on the Company's NPPC and the pension assets and liabilities. This could result in a decrease to stockholders' equity and an increase in the Company's statutory funding requirements.
In addition to the Company's defined benefit pension plans, the Company also participates in several multiemployer pension plans ("MEPPs") throughout the world. Within the U.S., the Pension Protection Act of 2006 may require additional funding for MEPPs that could cause the Company to be subject to higher cash contributions in the future. Additionally, market conditions and the number of participating employers remaining in each plan may affect the funded status of MEPPs and consequently, any Company withdrawal liability, if applicable.
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
As a result of the Company's goodwill impairment testing, the Company may be required to record future impairment charges to the extent it cannot generate future cash flows at a level sufficient to recover the net book value of any of the Company's reporting units. The Company's estimates of fair value are based on assumptions about the future operating cash flows and growth rates of each reporting unit and discount rates applied to these cash flows. Based on the uncertainty of future growth rates, restructuring savings, and other assumptions used to estimate goodwill recoverability, future reductions in the Company's expected cash flows could cause a material non-cash goodwill impairment charge, which could have a material adverse effect on the Company's results of operations and financial condition.

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

Location	Principal Products	Interest
Harsco Metals & Minerals Segment
Taiyuan City, China	Minerals and Resource Recovery Technologies	Leased
Tangshan, China	Minerals and Resource Recovery Technologies	Leased
Rotherham, UK	Minerals and Resource Recovery Technologies	Owned
Drakesboro, Kentucky, U.S.	Roofing Granules/Abrasives	Owned
Sarver, Pennsylvania, U.S.	Minerals and Resource Recovery Technologies	Owned
Harsco Rail Segment
Columbia, South Carolina, U.S.	Rail Maintenance Equipment	Owned
Ludington, Michigan, U.S.	Rail Maintenance Equipment	Owned
Harsco Industrial Segment
Broken Arrow, Oklahoma, U.S.	Heat Exchangers	Leased
East Stroudsburg, Pennsylvania, U.S.	Heat Transfer Products	Owned
Channelview, Texas, U.S.	Industrial Grating Products	Owned
Garrett, Indiana, U.S.	Industrial Grating Products	Leased
Leeds, Alabama, U.S.	Industrial Grating Products	Owned
Queretaro, Mexico	Industrial Grating Products	Owned
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

Item 3.    Legal Proceedings.
Information regarding legal proceedings is included in Note 12, in Part II, Item 8, "Financial Statements and Supplementary Data."

Item 4.    Mine Safety Disclosures.
Not applicable.

Supplementary Item.    Executive Officers of the Registrant
Set forth below, at February 24, 2017, are the executive officers of the Company and certain information with respect to each of them. There are no family relationships among any of the executive officers.

Name	Age	Position with the Company
Executive Officers:
F. Nicholas Grasberger, III	53	President and Chief Executive Officer
Peter F. Minan	55	Senior Vice President and Chief Financial Officer
Scott H. Gerson	46	Senior Vice President and Group President - Harsco Industrial
Jeswant Gill	54	Senior Vice President and Group President - Harsco Rail
Russell C. Hochman	52	Senior Vice President and General Counsel, Chief Compliance Officer & Corporate Secretary
Tracey L. McKenzie	49	Senior Vice President and Chief Human Resources Officer

F. Nicholas Grasberger, III - President and Chief Executive Officer since August 1, 2014, and became a member of the Board of Directors on April 29, 2014. Served as Senior Vice President and Chief Financial Officer from April 2013 to November 2014, and President and Chief Operating Officer from April 2014 to August 2014. Prior to joining the Company, Mr. Grasberger was Managing Director of Fenner Plc’s Precision Polymer division from March 2011 to April 2013. From April 2009 to November 2009 he served as Executive Vice President and Chief Executive Officer of Armstrong Building Products. From January 2005 to March 2009 he served as Senior Vice President and Chief Financial Officer of Armstrong World Industries, Inc. Prior to his employment with Armstrong, Mr. Grasberger served as Vice President and Chief Financial Officer of Kennametal Inc. and before that as Corporate Treasurer and Director of the corporate planning process at H.J. Heinz Company. He started his career with USX Corporation.

Peter F. Minan - Senior Vice President and Chief Financial Officer since November 11, 2014. Mr. Minan has an extensive background in global financial management acquired through a nearly 30-year career with KPMG from 1983 to 2012. He became a partner at KPMG in 1993 and served as global lead partner for several multi-national Fortune 500 industrial and consumer audits. His roles included National Managing Partner, U.S. Audit practice, and Partner in Charge, Washington/Baltimore Audit practice. His most recent role was with Computer Sciences Corporation, where he served as Vice President of Enterprise Risk Management and Internal Audit from 2012 to 2013.

Scott H. Gerson - Senior Vice President and Group President–Harsco Industrial since January 25, 2011. Served as Vice President and Group President– Harsco Industrial and Chief Information Officer from July 2010 to January 2011. Served as Chief Information Officer from April 2005 to July 2010. Prior to joining the Company in April 2005, Mr. Gerson was with Kulicke & Soffa Industries, Inc., where he served as IT director of their worldwide application services. He has also served in IT management capacities with Compaq Computers and TRW Inc.

Jeswant Gill - Senior Vice President and Group President - Harsco Rail since November 2016. Prior to joining the Company Mr. Gill served as Senior Executive/Managing Director, Global Solutions of The Arcadia Group International, LLC from October 2015 to November 2016. From June 2014 to September 2015 Mr. Gill served as Vice President and Executive Vice President, Industrial Segment of Kennametal, Inc. From January 2008 to May 2014 Mr. Gill worked for Ingersoll Rand Company Limited, acting as Vice President of Global Services, Industrial Technologies from January 2011 to May 2014, and as President of Security Technologies, Asia Pacific from January 2008 until December 2010. Prior to his employment with Ingersoll Rand Company Limited, Mr. Gill worked for Invensys, Johnson Controls Inc. and Schlumberger. Mr. Gill holds a B.S. in engineering physics and an MBA, both from Queen's University in Ontario, Canada.

Russell C. Hochman - Senior Vice President and General Counsel, Chief Compliance Officer and Corporate Secretary. Prior to joining the Company in 2013 he served in senior legal roles with Pitney Bowes Inc. and leading law firms based in New York. He holds a J.D. from Albany Law School of Union University and a B.A. from Cornell University.

Tracey L. McKenzie - Senior Vice President and Chief Human Resources Officer. Prior to joining Harsco in September 2014, Ms. McKenzie served as Global HR Vice President for JLG Industries, a leader in the manufacturing sector for advanced aerial lift systems.  Ms. McKenzie previously held executive level HR positions in her native Australia, and worked at Pacific Scientific Aerospace (a division of Danaher). She moved to the U.S. in 2003, and holds an MBA from the University of New England and a bachelor's in business administration from Royal Melbourne Institute of Technology (RMIT).

PART II
Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Harsco Corporation common stock is listed on the New York Stock Exchange. At December 31, 2016, there were 80,174,963 shares outstanding. In 2016, the Company's common stock traded in a range of $3.55 to $15.25 and closed at $13.60 at year-end. At December 31, 2016, there were approximately 19,100 stockholders. The Company's Senior Secured Credit Facilities contain limitations on the payment of dividends. For additional information regarding Harsco Corporation's common stock market price and dividends declared, see Dividend Action, in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and Common Stock Price and Dividend Information, in Part II, Item 8, "Financial Statements and Supplementary Data." For additional information regarding the Company's equity compensation plans see Note 14, Stock-Based Compensation, in Part II, Item 8, "Financial Statements and Supplementary Data," and Part III, Item 11, "Executive Compensation." For additional information regarding the Company's limitations on the payment of dividends, see Liquidity and Capital Resources, in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 8, Debt and Credit Agreements, in Part II, Item 8, "Financial Statements and Supplementary Data."

Stock Performance Graph
*$100 invested on 12/31/11 in stock or index, including reinvestment of dividends. Fiscal year ending December31.

Copyright© 2017 Standard & Poor's, a division of S&P Global. All rights reserved.
Copyright© 2017 S&P Dow Jones Indices LLC, a division of S&P Global. All rights reserved.

	12/11	12/12	12/13	12/14	12/15	12/16
Harsco Corporation	100.00	118.75	146.42	102.21	45.21	78.67
S&P Midcap 400	100.00	117.88	157.37	172.74	168.98	204.03
Dow Jones U.S. Diversified Industrials	100.00	120.81	171.71	173.51	195.79	217.24

Item 6.    Selected Financial Data.
Five-Year Statistical Summary

(In thousands, except per share, employee information and percentages)	2016			2015		2014			2013 (a)		2012
Statement of operations information
Revenues from continuing operations	$1,451,223			$1,723,092		$2,066,288			$2,895,970		$3,046,018
Amounts attributable to Harsco Corporation common stockholders
Income (loss) from continuing operations	$(86,336)			$7,168		$(22,281)			$(231,356)		$(258,889)
Income (loss) from discontinued operations	669			(980)		110			(1,492)		(919)
Net income (loss)	(85,667)			6,188		(22,171)			(232,848)		(259,808)
Financial position and cash flow information
Working capital	$149,736			$158,399		$117,919			$229,599		$431,594
Total assets (b)	1,581,386			2,061,197		2,266,946			2,443,208		2,975,231
Long-term debt (b)	629,239			845,621		827,428			779,849		953,121
Total debt (b)	659,072			900,934		869,364			807,595		964,959
Depreciation and amortization	141,486			156,475		176,326			237,041		272,117
Capital expenditures	(69,340)			(123,552)		(208,859)			(245,551)		(264,738)
Cash provided by operating activities	159,785			121,507		226,727			187,659		198,594
Cash provided (used) by investing activities	122,887			(130,373)		(229,561)			63,281		(218,983)
Cash provided (used) by financing activities	(292,273)			22,454		(21,794)			(248,664)		(4,546)
Ratios
Return on average equity (c)	29.5%			2.3%		(4.0)%			(30.0)%		(22.2)%
Current ratio (d)	1.3	:1		1.3	:1	1.2	:1		1.4	:1	1.7	:1
Per share information attributable to Harsco Corporation common stockholders
Basic—Income (loss) from continuing operations	$(1.07)			$0.09		$(0.28)			$(2.86)		$(3.21)
Income (loss) from discontinued operations	0.01			(0.01)		—			(0.02)		(0.01)
Net income (loss)	$(1.07)		(e)	$0.08		$(0.27)		(e)	$(2.88)		$(3.22)
Diluted—Income (loss) from continuing operations	$(1.07)			$0.09		$(0.28)			$(2.86)		$(3.21)
Income (loss) from discontinued operations	0.01			(0.01)		—			(0.02)		(0.01)
Net income (loss)	$(1.07)		(e)	$0.08		$(0.27)		(e)	$(2.88)		$(3.22)
Other information
Book value per share (f)	$1.72			$3.88		$4.36			$7.41		$10.64
Cash dividends declared per share	—			0.666		0.820			0.820		0.820
Diluted weighted-average number of shares outstanding	80,333			80,365		80,884			80,755		80,632
Number of employees	9,400			10,800		12,200			12,300		18,500

(a)	Includes impacts of the Infrastructure Transaction consummated on November 26, 2013.

(b)
On January 1, 2016, the Company adopted changes issued by the Financial Accounting Standards Board related to simplifying the presentation of debt issuance costs. The changes required that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct reduction from the carrying amount of that debt liability. The Company reclassified debt issuance costs in the amount of $10.1 million, $2.3 million, $3.3 million and $4.3 million at December 31, 2015, 2014, 2013 and 2012, respectively.

(c)	Return on average equity is calculated by dividing income (loss) from continuing operations by average Harsco Corporation stockholders' equity throughout the year.

(d)	Current ratio is calculated by dividing total current assets by total current liabilities.

(e)	Does not total due to rounding.

(f)	Book value per share is calculated by dividing total equity by shares outstanding.

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
Factors that could cause actual results to differ, perhaps materially, from those implied by forward-looking statements include, but are not limited to: (1) changes in the worldwide business environment in which the Company operates, including general economic conditions; (2) changes in currency exchange rates, interest rates, commodity and fuel costs and capital costs;(3) changes in the performance of equity and bond markets that could affect, among other things, the valuation of the assets in the Company's pension plans and the accounting for pension assets, liabilities and expenses; (4) changes in governmental laws and regulations, including environmental, occupational health and safety, tax and import tariff standards; (5) market and competitive changes, including pricing pressures, market demand and acceptance for new products, services and technologies; (6) the Company's inability or failure to protect its intellectual property rights from infringement in one or more of the many countries in which the Company operates; (7) failure to effectively prevent, detect or recover from breaches in the Company's cybersecurity infrastructure; (8) unforeseen business disruptions in one or more of the many countries in which the Company operates due to political instability, civil disobedience, armed hostilities, public health issues or other calamities; (9) disruptions associated with labor disputes and increased operating costs associated with union organization; (10) the seasonal nature of the Company's business; (11) the Company's ability to successfully enter into new contracts and complete new acquisitions or strategic ventures in the time-frame contemplated, or at all; (12) the integration of the Company's strategic acquisitions; (13) the amount and timing of repurchases of the Company's common stock, if any; (14) the prolonged recovery in global financial and credit markets and economic conditions generally, which could result in the Company's customers curtailing development projects, construction, production and capital expenditures, which, in turn, could reduce the demand for the Company's products and services and, accordingly, the Company's revenues, margins and profitability; (15) the outcome of any disputes with customers, contractors and subcontractors; (16) the financial condition of the Company's customers, including the ability of customers (especially those that may be highly leveraged and those with inadequate liquidity) to maintain their credit availability; (17) the Company's ability to successfully implement and receive the expected benefits of cost-reduction and restructuring initiatives, including the achievement of expected cost savings in the expected time frame; (18) implementation of environmental remediation matters; (19) risk and uncertainty associated with intangible assets; (20) the impact of a transaction, if any, resulting from the Company's determination to explore strategic options for the separation of the Harsco Metals & Minerals Segment; and (21) other risk factors listed from time to time in the Company's SEC reports. A further discussion of these, along with other potential risk factors, can be found in Part I, Item 1A, "Risk Factors," of this Annual Report on Form 10-K. The Company cautions that these factors may not be exhaustive and that many of these factors are beyond the Company's ability to control or predict. Accordingly, forward-looking statements should not be relied upon as a prediction of actual results. The Company undertakes no duty to update forward-looking statements except as may be required by law.

Executive Overview
In November 2016, the Company entered into a new senior secured credit facility (the “Senior Secured Credit Facility”), consisting of a $400 million Revolving Credit Facility and a $550 million term loan B facility (the "Term Loan Facility"). Upon closing of the Senior Secured Credit Facility, the Company amended and extended the existing Revolving Credit Facility, repaid the existing term loan A facility and redeemed, satisfied and discharged the 5.75% Senior Notes due 2018 (the “Notes”) in accordance with the indenture governing the Notes. As a result, a charge of $35.3 million was recorded during the fourth quarter of 2016 consisting principally of the cost of early extinguishment of the Notes and the write-off of unamortized deferred financing costs associated with the Company’s existing Financing Agreements and the Notes. See Note 8, Debt and Credit Agreements, in Part II, Item 8, "Financial Statements and Supplementary Data" for additional information.
In September 2016, the Company sold its remaining approximate 26% equity interest in Brand Energy & Infrastructure Services ("Brand"). In exchange for the Company's interest, (i) the Company received $145 million in cash, net, and (ii) the requirement for the Company to fund certain obligations to Brand through 2018 were satisfied, the present value of which equaled $20.6 million. As a result of the sale, the Company’s obligation to make quarterly payments related to the unit adjustment liability under the terms of a limited partnership agreement that governed the operation of the strategic venture terminated. The Company recognized a loss on the sale of its equity interest in Brand in the amount of $43.5 million, which was recognized in Change in fair value to unit adjustment liability and loss on dilution and sale of equity method investment on the Consolidated Statement of Operations. See Note 5, Equity Method Investments, in Part II, Item 8, "Financial Statements and Supplementary Data" for additional information.

Although steel markets have demonstrated some improvement, the Harsco Metals & Minerals Segment continued to be negatively impacted by lower customer steel production, weak commodity prices and site exits during 2016. These impacts have been offset by the savings and benefits achieved as part of the Harsco Metals & Minerals Segment's Improvement Plan ("Project Orion") including lower compensation costs and the impact of exited underperforming contracts. During the fourth quarter of 2015, Project Orion was expanded with additional targeted workforce and operational savings of $20 million to $25 million. The majority of these benefits were realized during 2016. See Note 19, Restructuring Programs, in Part II, Item 8, "Financial Statements and Supplementary Data" for additional information. Also, results for 2015 included costs incurred by the Harsco Metals & Minerals Segment related to a steel mill customer liquidation, salt cake disposal costs and charges associated with a subcontractor settlement which decreased operating income by $24.9 million. The Company remains focused on achieving additional cost reductions and operational improvements to enhance returns for the Harsco Metals & Minerals Segment.

The Harsco Rail Segment recorded estimated forward loss provision of $45.1 million during 2016 related to the Company's contracts with the federal railway system of Switzerland ("SBB"). The estimated forward loss provision resulted from increased vendor costs, ongoing discussions with SBB, and increased estimates for commissioning, certification and testing costs, as well as expected settlements with SBB. See Note 4, Accounts Receivable and Inventories, in Part II, Item 8, "Financial Statements and Supplementary Data" for additional information. Also, results for 2015 included a $10.9 million foreign exchange gain that was not repeated in 2016. Additionally, the Harsco Rail Segment continues to be impacted by continued weakness in the North American market.

While energy markets have demonstrated some fundamental improvement, the Harsco Industrial Segment’s air-cooled heat exchangers and industrial grating businesses will lag the market given the lead time for capital expenditures to formalize into new projects for customers in the upstream, midstream, and downstream oil and gas markets served by the Company to be constrained. Accordingly, these factors are expected to impact revenue and operating income during the first half of 2017 in the Harsco Industrial Segment.
The Company has announced its intention to pursue strategic options for the separation of the Harsco Metals & Minerals Segment from the rest of the Company. A separation of the Harsco Metals & Minerals Segment would allow each of the Company's businesses to benefit from dedicated capital structures; execute tailored and flexible strategic priorities; and optimize capital return policies consistent with each business's unique priorities. There is no specific timetable related to this initiative and there can be no assurance that a sale, spin-off or any other transaction will take place. The Company incurred $3.3 million and $9.9 million of expenses during 2016 and 2015, respectively, related to the separation, which are included as part of Corporate in the Company's segment results.

Revenues by Segment

(Dollars in millions)	2016	2015	Change	%
Harsco Metals & Minerals	$965.5	$1,106.2	$(140.6)	(12.7)%
Harsco Industrial	247.5	357.3	(109.7)	(30.7)
Harsco Rail	238.1	259.7	(21.6)	(8.3)
Total Revenues	$1,451.2	$1,723.1	$(271.9)	(15.8)%
Revenues by Region

(Dollars in millions)	2016	2015	Change	%
Western Europe	$418.6	$488.7	$(70.0)	(14.3)%
North America	654.3	807.7	(153.3)	(19.0)
Latin America (a)	164.3	181.6	(17.3)	(9.5)
Asia-Pacific	136.9	153.7	(16.9)	(11.0)
Middle East and Africa	46.7	52.3	(5.6)	(10.6)
Eastern Europe	30.3	39.1	(8.8)	(22.5)
Total Revenues	$1,451.2	$1,723.1	$(271.9)	(15.8)%

(a)	Includes Mexico.
Revenues for the Company totaled $1.5 billion and $1.7 billion for 2016 and 2015, respectively. The change is primarily related to the impact of price and volume changes across all segments; exited contracts in the Harsco Metals & Minerals Segment; and the impacts of foreign currency translation. Foreign currency translation decreased revenues by $51.0 million for 2016 in comparison with the prior year.

Operating Income and Operating Margins by Segment

(Dollars in millions)	2016	2015	Change	%
Harsco Metals & Minerals	$81.6	$26.3	$55.3	210.5%
Harsco Industrial	23.2	57.0	(33.8)	(59.3)
Harsco Rail	(17.5)	50.9	(68.4)	(134.4)
Corporate (b)	(23.8)	(45.7)	21.8	47.8
Total Operating Income	$63.5	$88.5	$(25.1)	(28.3)%

	2016	2015
Harsco Metals & Minerals	8.5%	2.4%
Harsco Industrial	9.4	16.0
Harsco Rail	(7.4)	19.6
Consolidated Operating Margin	4.4%	5.1%

(b)	Corporate includes $3.3 million and $9.9 million of expenses related to the potential Harsco Metals & Minerals Segment separation for twelve months ended December 31, 2016 and 2015, respectively.

Operating income from continuing operations for 2016 was $63.5 million compared with operating income from continuing operations of $88.5 million in 2015.  Foreign currency translation increased Operating income by $3.4 million for 2016 in comparison to prior year. Refer to the segment discussions below for information pertaining to factors positively affecting and negatively impacting operating income.

Harsco Metals & Minerals Segment:

Significant Impacts on Revenues (In millions)
Revenues—2015	$1,106.2
Net impact of new contracts and lost contracts (including exited underperforming contracts).	(67.2)
Impact of foreign currency translation.	(43.4)
Net impacts of price/volume changes, primarily attributable to volume changes.	(30.1)
Revenues—2016	$965.5

Factors Positively Affecting Operating Income:

•	Incremental Project Orion restructuring benefits related to compensation savings of approximately $15 million during 2016, associated with the last phase of Project Orion.

•	The effect of new contracts, exited underperforming contracts and lower maintenance, fuel and pension costs.

•	Increased volumes in the roofing granules and industrial abrasives business, due partly to favorable weather conditions during 2016.

•
Costs incurred by the Harsco Metals & Minerals Segment related to a steel mill customer liquidation, salt cake disposal costs, charges associated with a subcontractor settlement and additional site exit costs. These items decreased operating income by $30.8 million during 2015 and did not repeat in 2016.

•	Foreign currency translation in 2016 positively affected operating income for this segment compared with the prior year.

Factors Negatively Impacting Operating Income:

•
Decreased global steel production.  Overall, steel production by customers under services contracts, including the impact of exited contracts, decreased by 10% for 2016 compared with the prior year. Excluding the impact of exited contracts, steel production by customers under services contracts decreased by 2% for 2016 compared with the prior year.

•	Decreased income attributable to the impact of lost contracts and reduced nickel prices and demand. Nickel prices decreased 20% during 2016 compared with the prior year.

•	Severance costs resulting from a probable site exit decreased operating income by $5.1 million during 2016.

Harsco Industrial Segment:

Significant Impacts on Revenues (In millions)
Revenues—2015	$357.3
Net impacts of price/volume changes, primarily attributable to volume changes.	(106.4)
Impact of foreign currency translation.	(3.4)
Revenues—2016	$247.5

Factors Positively Affecting Operating Income:

•	Operating income was aided by $9.1 million of lower selling, general and administrative costs in 2016 compared with the prior year.

•	The effect of delivering the Mexico City International Airport security fencing order in 2016.

Factors Negatively Impacting Operating Income:

•
Lower overall volumes in the air-cooled heat exchangers business, resulting in decreased operating income during 2016. These lower volumes are primarily attributable to lower energy prices which impacted capital spending by customers in the oil and natural gas industries served by the Company.

•	Lower volumes and higher material costs in the industrial grating products business.

•	2015 included gains from sales of assets of $3.6 million which did not repeat during 2016.

Harsco Rail Segment:

Significant Impacts on Revenues (In millions)
Revenues—2015	$259.7
Net impact of price/volume changes, primarily attributable to volume changes.	(17.4)
Impact of foreign currency translation.	(4.2)
Revenues—2016	$238.1

Factors Positively Affecting Operating Income (Loss):

•	Increased sales of international equipment, spare parts and safety equipment.

•	Operating income (loss) was aided by $1.4 million of lower selling, general and administrative costs in 2016 compared with the prior year.

Factors Negatively Impacting Operating Income (Loss):

•
During 2016, the Harsco Rail Segment recorded an estimated forward loss provision of $45.1 million related to the Company's contracts with SBB. See Note 4, Accounts Receivable and Inventories, in Part II, Item 8, "Financial Statements and Supplementary Data" for additional information.

•	Foreign currency gain of $10.9 million recognized during 2015 which did not repeat in 2016.

•	Decreased volumes in North America and a less favorable mix of equipment sales decreased operating income (loss) during 2016 compared with the prior year.

•	Lower volumes and higher costs for contract services decreased operating income (loss) during 2016 compared with the prior year.

Outlook, Trends and Strategies
Despite uncertainties in the global economy, along with the persistent challenges of global steel production and related pricing, as well as low oil prices, the Company believes it is positioned to execute actions through a disciplined focus on return-based capital allocations and business portfolio strategies. The Company believes these actions will enable it to generate returns above its cost of capital with a balanced business portfolio without endangering its financial profile with unreasonable leverage.
These business portfolio strategies will continue to focus on improving the performance of the Harsco Metals & Minerals Segment while pursuing select growth opportunities as global steel markets recover. For the Harsco Rail and Harsco Industrial Segments, the Company will focus on disciplined growth organically, and through acquisitions, that improve these businesses' competitive positions in core or adjacent markets. The Company will continue to pursue cost-reduction and efficiency initiatives, including Continuous Improvement, which have significantly reduced, and are expected to continue to reduce, the Company's cost structure and further enhance its financial strength without diminishing its services and products capabilities. As part of these initiatives, the Company will continue to focus on maintaining an active, lean corporate center that optimizes corporate costs while continuing to develop value added activities to support the Company.
The Company's expansion into targeted growth markets; its diversity of services and products in industries that are fundamental to global growth; its long-term mill services and minerals supply contracts; its differentiated technologies and innovations; its return based capital allocations and business portfolio strategies; and its focus on executing cost reduction and efficiency initiatives, help mitigate the Company's overall long-term exposure to changes in the economic outlook in any single economy or industry. However, deterioration of global economies and industries could still have an adverse impact on the Company's results of operations, financial condition and cash flows.
The following significant items, risks, trends and strategies are expected to affect the Company in 2017 and beyond:

•
The Company will focus on providing returns above its cost of capital for its stockholders by balancing its portfolio of businesses, and by executing its strategic and operational practices with reasonable amounts of financial leverage.

•	The Company will continue to build and develop strong core capabilities and maintain an active and lean corporate center that balances costs with value added services.

•
The Company will assess capital needs in the context of operational trends and strategic initiatives. Management will be selective and disciplined in allocating capital by rigorously analyzing projects and utilizing a return-based capital allocation process.

•	The Company expects its operational effective income tax rate to approximate 39% to 41% in 2017.

•
The potential consequences related to uncertainty surrounding the United Kingdom's proposed exit from the European Union may have an impact on the Company results of operations, cash flows and asset valuations in any period particularly in the Harsco Metals & Minerals Segment. See Part I, Item 1A, Risk Factors for additional information.

Harsco Metals & Minerals Segment:

•
Steel markets demonstrated some pricing improvement during 2016 and the Company expects modest improvements in demand, the effect of new contracts, the continued benefits achieved as part of Project Orion and additional improvement initiatives to positively affect operating income in the near term in the Harsco Metals & Minerals Segment. These improvements will be partially offset by possible site exits and the anticipated impact of foreign currency translation.

•
In addition to the benefits and discipline that resulted from Project Orion, the Company will continue to focus on ensuring that forecasted profits and other requirements for contracts meet certain established standards and deliver returns above its cost of capital. In connection with this focus, the possibility exists that the Company may take strategic actions that result in exit costs and non-cash asset impairment charges that may have an adverse effect on the Company's results of operations and liquidity.

•
In February 2016, the Company announced a new 15-year contract with China's largest steel maker with anticipated revenues totaling approximately $125 million over the life of the contract. In March 2016, the Company secured a contract extension for steel mill services in Belgium with projected revenues totaling more than $100 million. During the third quarter of 2016, the Company announced expanded services with Chile's largest steelmaker and a new contract in Egypt with projected revenues totaling more than $40 million and $35 million, respectively. In November 2016, the Company announced a multi-year expansion of steel mill services at a North American customer with projected revenues totaling more than $50 million. Additionally, the Company recently announced two multi-year contracts for steel mill services in China and Brazil with projected revenues totaling more than $100 million.

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

•
During 2016, one of the Company's customers announced its intention to conduct a strategic review of its steel making operations in Europe, including the possibility of strategic collaborations through a joint venture with another major steel maker.  Depending on the outcome of any potential transactions, there could be a material impact on the Company's results of operations, cash flows and asset valuations in any one period.

•
One of the Company's customers in Australia has begun the process of voluntary administration under Australian law, the purpose of which is to focus on long-term solvency. The customer is continuing its operations during the voluntary administration proceedings. The Company had approximately $5 million of receivables with the customer prior to the start of the voluntary administration and continues to believe that these amounts are collectible, because the Company is viewed as an important supplier, continues to provide services to the customer and continues to collect on post-administration invoices timely. However the administration process is uncertain in nature and length. No additional creditors' meeting is scheduled at this time. As such, a loss on the pre-administration receivables is reasonably possible, and if there was a change in the Company's view on collectability, there could be a charge against income in future periods. Moreover, if the site were to close, additional costs may be incurred and asset valuations may be impacted, which may be significant in any one period.

Harsco Industrial Segment:

•
While energy markets have demonstrated some fundamental improvement, the Harsco Industrial Segment’s air-cooled heat exchangers and industrial grating businesses will lag the market given the lead time for capital expenditures to formalize into new projects for customers in the upstream, midstream, and downstream oil and gas markets served by the Company to be constrained. Accordingly, these factors are expected to impact revenue and operating income during the first half of 2017 in the Harsco Industrial Segment.

•
The Company is committed to maintaining recent efficiency gains in the air-cooled heat exchangers and industrial grating products businesses and implementing additional improvements in response to the recent industry and economic challenges.

•
The Company will continue to focus on product innovation and development to drive strategic growth in its businesses. During 2016, the Company introduced GrateGuardTM, a new fencing solution for first-line physical security in the Industrial grating business. Additionally, the Company recently announced the launch of an all-new capability for remote indoor boiler monitoring that can be downloaded directly to wireless and desktop devices.

•	The Company will focus on growing the Harsco Industrial Segment through disciplined organic expansion and acquisitions that improve competitive positioning in core markets or adjacent markets.

Harsco Rail Segment:

•
The global demand for railway maintenance-of-way equipment, parts and services continues to be generally positive, though the North American market is experiencing weakness due to reduced capital and operating spending by Class I railways.

•
During April 2016, the Company was awarded a multi-year rail grinding services contract extension in the U.K. with anticipated revenues of at least $38 million. During December 2016, the Company announced new sales of railway track grinders for use in contract rail grinding programs throughout North America. Additionally, during January 2017, the Company announced a new order to equip the entire Denver, Colorado regional railway fleet with enhanced safety systems.

•
In prior years, the Company secured two contract awards with initial contract values totaling approximately $200 million from SBB. The majority of deliveries under these contracts are anticipated to occur during 2017 through 2020. The Harsco Rail Segment recorded estimated forward loss provisions of $40.1 million and $5.0 million during the second and fourth quarters of 2016, respectively, which resulted from increased vendor costs, ongoing discussions with SBB, and increased estimates for commissioning, certification and testing costs, as well as expected settlements with SBB.  It is possible that the Company's overall estimate of costs to complete these contracts may increase which would result in an additional estimated forward loss provision at such time. See Note 1, Summary of Significant Accounting Policies - Revenue Recognition, in Part II, Item 8, "Financial Statements and Supplementary Data" for additional information.

•	The Company will focus on growing the Harsco Rail Segment through disciplined organic expansion and acquisitions that improve competitive positioning in core markets or adjacent markets.

Results of Operations

(In millions, except per share information and percentages)	2016	2015	2014
Total revenues	$1,451.2	$1,723.1	$2,066.3
Cost of services and products sold	1,170.5	1,356.4	1,643.9
Selling, general and administrative expenses	200.4	242.1	284.7
Research and development expenses	4.3	4.5	5.5
Loss on disposal of the Harsco Infrastructure Segment and transaction costs	—	1.0	5.1
Other expenses	12.6	30.6	57.8
Operating income from continuing operations	63.5	88.5	69.3
Interest income	2.5	1.6	1.7
Interest expense	(51.6)	(46.8)	(47.1)
Loss on early extinguishment of debt	(35.3)	—	—
Change in fair value to the unit adjustment liability and loss on dilution and sale of equity method investment	(58.5)	(8.5)	(9.7)
Income tax expense from continuing operations	(6.6)	(27.7)	(30.4)
Equity in income (loss) of unconsolidated entities, net	5.7	0.2	(1.6)
Income (loss) from continuing operations	(80.4)	7.3	(17.8)
Income (loss) from discontinued operations	0.7	(1.0)	0.1
Net income (loss)	(79.8)	6.3	(17.7)
Total other comprehensive income (loss)	(93.6)	13.9	(163.2)
Total comprehensive income (loss)	(173.4)	20.3	(180.9)
Diluted income (loss) per common share from continuing operations attributable to Harsco Corporation common stockholders	(1.07)	0.09	(0.28)
Effective income tax rate for continuing operations	(8.4)%	79.5%	214.8%
Comparative Analysis of Consolidated Results
Total Revenues
Revenues for 2016 decreased $271.9 million or 16% from 2015. This decrease was attributable to the following significant items:

Changes in Revenues - 2016 vs. 2015 (In millions)
Net impacts of price/volume changes in the Harsco Industrial Segment, primarily attributable to volume changes.	$(106.4)
Net impact of new contracts and lost contracts (including exited underperforming contracts) in the Harsco Metals & Minerals Segment.	(67.2)
Impact of foreign currency translation.	(51.0)
Net impacts of price/volume changes in the Harsco Metals & Minerals Segment, primarily attributable to volume changes.	(30.1)
Net impacts of price/volume changes, primarily attributable to volume changes in the Harsco Rail Segment.	(17.4)
Other.	0.2
Total change in revenues - 2016 vs. 2015	$(271.9)

Revenues for 2015 decreased $343.2 million or 17% from 2014. This decrease was attributable to the following significant items:

Changes in Revenues - 2015 vs. 2014 (In millions)
Impact of foreign currency translation.	$(170.1)
Net impact of new contracts and lost contracts (including exited underperforming contracts) in the Harsco Metals & Minerals Segment.	(72.2)
Net impacts of price/volume changes in the Harsco Industrial Segment, primarily attributable to volume changes.	(50.8)
Net impacts of price/volume changes in the Harsco Metals & Minerals Segment, primarily attributable to volume changes.	(38.1)
Net impacts of price/volume changes, primarily attributable to volume changes in the Harsco Rail Segment, including the effect of the Protran and JK Rail acquisitions.	(11.8)
Other.	(0.2)
Total change in revenues - 2015 vs. 2014	$(343.2)

Cost of Services and Products Sold
Cost of services and products sold for 2016 decreased $185.9 million or 14% from 2015. This decrease was attributable to the following significant items:

Change in Cost of Services and Products Sold - 2016 vs. 2015 (In millions)
Decreased costs due to changes in revenues (exclusive of the effects of foreign currency translation and fluctuations in commodity costs included in selling prices).	$(165.3)
Impact of foreign currency translation.	(47.2)
Other.	(18.5)
Increased costs due to estimated forward loss provision in the Harsco Rail Segment (a).	45.1
Total Change in Cost of Services and Products Sold 2016 vs. 2015	$(185.9)

(a)	See Note 4, Accounts Receivable and Inventories, in Part II, Item 8, "Financial Statements and Supplementary Data" for additional information.

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

Selling, General and Administrative Expenses
Selling, general and administrative expenses for 2016 decreased $41.7 million or 17% from 2015. This decrease was primarily related to the impact of reduced bad debt expense in the Harsco Metals & Minerals Segment; decreased agent and broker commissions in the Harsco Industrial Segment due to lower volume; and foreign currency translation. Additionally, results for 2016 were also impacted by lower pension expense, professional fees and compensation costs associated with Project Orion in the Harsco Metals & Minerals Segment and travel costs.

Selling, general and administrative expenses for 2015 decreased $42.6 million or 15% from 2014. This decrease was primarily related to the impact of lower compensation costs associated with Project Orion in the Harsco Metals & Minerals Segment, foreign currency translation, lower professional fees, and decreased agent and broker commissions in the Harsco Rail and Industrial Segments, partially offset by increased bad debt expense due principally to a Harsco Metals & Minerals Segment's steel mill customer liquidation.

Loss on Disposal of the Harsco Infrastructure Segment and Transaction Costs
The Company recorded a loss on disposal of the Harsco Infrastructure Segment and related transaction costs of $1.0 million and $5.1 million during 2015 and 2014, respectively. See Note 3, Acquisitions, in Part II, Item 8, "Financial Statements and Supplementary Data" for additional information.

Other Expenses
This income statement classification includes: certain foreign currency gains, net gains on disposal of non-core assets, employee termination benefit costs and costs to exit activities. Additional information on Other expenses is included in Note 17, Other Expenses, in Part II, Item 8, “Financial Statements and Supplementary Data." During 2016, 2015 and 2014, the Company recorded pre-tax Other expenses of $12.6 million, $30.6 million and $57.8 million, respectively. The major components of this income statement caption are as follows:

	Other (Income) Expenses
(In thousands)	2016	2015	2014
Net gains	$(1,764)	$(10,613)	$(6,718)
Employee termination benefits costs	10,777	14,914	19,120
Other costs to exit activities	440	13,451	4,908
Impaired asset write-downs	399	8,170	39,455
Foreign currency gains related to Harsco Rail Segment advances on contracts	—	(10,940)	—
Harsco Metals & Minerals Segment separation costs	3,235	9,922	—
Subcontractor settlement	—	4,220	—
Other expense	(467)	1,449	1,059
Total	$12,620	$30,573	$57,824

Interest Expense
2016 vs. 2015
Interest expense in 2016 was $51.6 million, an increase of $4.8 million or 10% compared with 2015. The increase primarily relates to $1.1 million of deferred financing costs expensed by the Company during the third quarter of 2016 related to payments for the Term Loan Facility and increased interest rates associated with the Company's borrowings, as well as other financing costs partially offset by lower debt levels. See Note 8, Debt and Credit Agreements, in Part II, Item 8, "Financial Statements and Supplementary Data" for additional information.

2015 vs. 2014
Interest expense in 2015 was $46.8 million, a decrease of $0.3 million or 1% compared with 2014. There were no individually significant items related to the change in this Statement of Operations caption.

Loss on Early Extinguishment of Debt
In November 2016, the Company entered into a New Credit Facility, consisting of a $400 million revolving credit facility and a $550 million term loan B facility. Upon closing of the New Credit Facility, the Company has amended and extended the existing Revolving Credit Facility, repaid the existing Term Loan Facility and has redeemed, satisfied and discharged the Notes in accordance with the indenture governing the Notes. As a result, a charge of $35.3 million was recorded during the fourth quarter of 2016 consisting principally of the cost of early extinguishment of the Notes and the write-off of unamortized deferred financing costs associated with the Company's existing Senior Secured Credit Facilities and the Notes. See Note 8, Debt and Credit Agreements, in Part II, Item 8, "Financial Statements and Supplementary Data" for additional information.

Change in Fair Value to the Unit Adjustment Liability and Loss on Dilution and Sale of Equity Method Investment
The Change in fair value to the unit adjustment liability and loss on dilution and sale of equity method investment during 2016 increased $50.0 million compared with 2015. The increase relates to the loss associated with Company's first quarter of 2016 election not to make the quarterly cash payments to the Company's partner in the Infrastructure strategic venture for the remainder of 2016 and the Company's third quarter of 2016 sale of its remaining equity interest in the Infrastructure strategic venture. See Note 5, Equity Method Investments and Note 15, Financial Instruments, in Part II, Item 8, "Financial Statements and Supplementary Data" for additional information.

Income Tax Expense from Continuing Operations

2016 vs. 2015
Income tax expense from continuing operations in 2016 was $6.6 million, a decrease of $21.0 million compared with 2015. The effective income tax rate relating to continued operations for 2016 was (8.4)% versus 79.5% for 2015. The decrease in income tax expense and the change in the effective income tax rate related to continuing operations was primarily due to the change in the mix in earnings between international jurisdictions and the non-recurring loss on early extinguishment of debt. Additionally, there was no income tax benefit realized from the loss on the sale of the Company's equity interest in Brand, as a valuation allowance of $16.1 million was established to offset the deferred tax assets on the resulting capital loss carryforward. There was also no income tax benefit realized from the estimated forward loss provisions related to the SBB contracts, as a valuation allowance of $13.5 million was established to offset the deferred tax assets on the resulting loss carryforward, because the Company determined that it is not more likely than not that these benefits will be realized in the future.
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
See Note 11, Income Taxes, in Part II, Item 8, “Financial Statements and Supplementary Data" for additional information.

Total Other Comprehensive Income (Loss)

2016 vs. 2015
Total other comprehensive loss was $93.6 million in 2016, compared with total other comprehensive income of $13.9 million in 2015. The major drivers for this change were pension liability adjustments and foreign currency translation adjustments. The pension liability adjustments were the result of lower global weighted average discount rates, principally for the U.K. plan, which decreased from 3.9% to 3.1% during the year. This was partially offset by actual returns on plan assets that were higher than expected returns. Foreign currency translation adjustments were negatively impacted by the continued strengthening of the U.S. dollar.
2015 vs. 2014
Total other comprehensive income was $13.9 million in 2015, compared with total other comprehensive loss of $163.2 million in 2014. The major drivers for this change were pension liability adjustments, partially offset by foreign currency translation adjustments. The pension liability adjustments were the result of higher global weighted average discount rates that increased from 3.7% to 3.9% during the year, partially offset by actual returns on plan assets that were less than the expected returns. Foreign currency translation adjustments were negatively impacted by the strengthening of the U.S. dollar against most currencies.

Liquidity and Capital Resources
Overview
In November 2016, the Company entered into a Senior Secured Credit Facility, consisting of a $400 million Revolving Credit Facility and a $550 million Term Loan Facility. Upon closing of the Senior Secured Credit Facility, the Company amended and extended the existing Revolving Credit Facility, repaid the existing term loan A facility and redeemed, satisfied and discharged the Notes in accordance with the indenture governing the Notes. As a result, a charge of $35.3 million was recorded during the fourth quarter of 2016 consisting principally of the cost of early extinguishment of the Notes and the write-off of unamortized deferred financing costs associated with the Company’s existing Financing Agreements and the Notes, and is reflected in the financing activities section of the Consolidated Statements of Cash Flows as a reduction of long-term debt.
The Company has sufficient financial liquidity and borrowing capacity to support the strategies within each of our businesses.  The Company currently expects operational and business needs to be met by cash provided by operations supplemented with borrowings from time to time due to historical patterns of seasonal cash flow and for the funding of various projects. The Company continues to assess its capital needs in the context of operational trends and strategic initiatives.
The Company continues to implement and perform capital efficiency initiatives to enhance liquidity and working capital efficiency.  These initiatives have included: prudent allocation of capital spending to those projects where the highest results can be achieved; optimization of worldwide cash positions; reductions in discretionary spending; frequent evaluation of customer and business-partner credit risk; and Continuous Improvement initiatives aimed at improving the effective and efficient use of working capital, particularly in accounts receivable and inventories.
During 2016, the Company generated $159.8 million in operating cash flow, an increase from the $121.5 million generated in 2015.

In 2016, the Company invested $69.3 million in capital expenditures, mostly for the Harsco Metals & Minerals Segment, compared with $123.6 million in 2015. The Company generated $9.3 million in cash flow from asset sales in 2016 compared with $26.0 million in 2015. Asset sales have been a normal part of the Company's business model, primarily for the Harsco Metals & Minerals Segment.

In September 2016, the Company received approximately $145 million in cash, net, from the sale of its remaining 26% equity interest in Brand. In 2016, the Company received proceeds from the termination of cross-currency interest rate swaps ("CCIRs") of $16.6 million compared with $75.1 million in 2015. The Company paid $4.1 million and $65.7 million in dividends to stockholders in 2016 and 2015, respectively. The Company has suspended the quarterly dividend to preserve financial flexibility. The Board of Directors (the "Board") will continue to evaluate the Company's dividend policy each quarter.
The Company's net cash borrowings decreased by $261.2 million in 2016 principally due to the utilization of operating cash flows, proceeds from the termination of CCIRs and proceeds from the sale of the Company's equity interest in Brand. The Company’s consolidated net debt to consolidated adjusted earnings before interest, tax, depreciation and amortization ("EBITDA") ratio, as defined by the Credit Agreement, was 2.3 to 1.0 at December 31, 2016.

Cash Requirements
The following summarizes the Company's expected future payments related to contractual obligations and commercial commitments at December 31, 2016:
Contractual Obligations and Commercial Commitments at December 31, 2016 (a)

		Payments Due by Period
(In millions)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Short-term borrowings	$4.3	$4.3	$—	$—	$—
Long-term debt (including current maturities and capital leases)	673.4	25.6	16.1	109.2	522.5
Projected interest payments on long-term debt (b)	237.6	37.9	72.4	70.1	57.2
Pension obligations (c)	22.9	22.9	—	—	—
Operating leases (non-cancellable)	57.5	12.5	16.6	11.5	16.9
Purchase obligations (d)	123.1	93.9	23.6	5.6	—
Cross-currency interest rate swaps (e)	—	—	—	—	—
Foreign currency exchange forward contracts (f)	—	—	—	—	—
Total contractual obligations (g)	$1,118.8	$197.1	$128.7	$196.4	$596.6

(a)
See Note 8, Debt and Credit Agreements; Note 9, Operating Leases; Note 10, Employee Benefit Plans; Note 11, Income Taxes; and Note 15, Financial Instruments, in Part II, Item 8, "Financial Statements and Supplementary Data," for additional information on short-term borrowings and long-term debt (including capital leases); operating leases; employee benefit plans; income taxes; CCIRs and foreign currency exchange forward contracts, respectively.

(b)
The total projected interest payments on long-term debt are based upon borrowings, interest rates and foreign currency exchange rates at December 31, 2016. The interest rates on variable-rate debt and the foreign currency exchange rates are subject to changes beyond the Company's control and may result in actual interest expense and payments differing from the amounts projected above.

(c)	Amounts represent expected employer contributions to defined benefit pension plans for the next year.

(d)
Purchase obligations represent legally binding obligations to purchase property, plant and equipment, inventory and other commitments made in the normal course of business to meet operations requirements.

(e)
Due to the nature of these CCIRs, based on December 31, 2016 fair values there would be net cash received of $0.4 million comprised of cash payments of $2.3 million and cash receipts of $2.7 million. Accordingly, no amounts are included in the above table. The CCIRs are recorded on the Consolidated Balance Sheets at fair value.

(f)
Amounts represent the fair value of the foreign currency exchange contracts outstanding at December 31, 2016. Due to the nature of these contracts, based on fair values at December 31, 2016 there will be net cash received of $1.4 million comprised of cash payments of $600.9 million and cash receipts of $602.3 million. Accordingly, no amounts are included in the above table. The foreign currency exchange contracts are recorded on the Consolidated Balance sheets at fair value.

(g)
At December 31, 2016, in addition to the above contractual obligations, the Company had $5.7 million of potential long-term tax liabilities, including interest and penalties, related to uncertain tax positions. Because of the high degree of uncertainty regarding the future cash flows associated with these potential long-term tax liabilities, the Company is unable to estimate the years in which settlement will occur with the respective taxing authorities.

Off-Balance Sheet Arrangements
The following table summarizes the Company's contingent commercial commitments at December 31, 2016. These amounts are not included on the Consolidated Balance Sheets since there are no current circumstances known to management indicating that the Company will be required to make payments on these contingent commercial commitments.
Commercial Commitments at December 31, 2016

		Amount of Commercial Commitment Expiration Per Period
(In millions)	Total	Less than 1 Year	1-3 Years	3-5 Years	Over 5 Years	Indefinite Expiration
Standby letters of credit	$92.2	$89.8	$2.4	$—	$—	$—
Guarantees	60.1	3.8	—	6.6	8.6	41.1
Performance bonds	127.0	101.6	3.2	20.6	—	1.6
Other commercial commitments	11.1	—	—	—	—	11.1
Total commercial commitments	$290.4	$195.2	$5.6	$27.2	$8.6	$53.8
Certain commercial commitments that are of a continuous nature do not have an expiration date and are therefore considered to be indefinite in nature. See Note 15, Financial Instruments, in Part II, Item 8, "Financial Statements and Supplementary Data," for additional information.

Sources and Uses of Cash
The Company’s principal sources of liquidity are cash provided by operations and borrowings under its Senior Secured Credit Facility, augmented by cash proceeds from asset sales.  The primary drivers of the Company’s cash flow from operations are the Company’s revenues and income.  Cash returns on capital investments made in the prior years, for which limited cash is currently required, are a significant source of cash provided by operations.  Depreciation expense related to these investments is a non-cash charge.

The Company plans to redeploy discretionary cash for potential growth opportunities, such as disciplined organic growth and higher-return service contracts opportunities for the Harsco Metals & Minerals Segment, and strategic investments or possible acquisitions in the Harsco Rail and Harsco Industrial Segments that improve competitive positioning in core markets or adjacent markets.
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

On December 2, 2015, the Company entered into (i) an amendment and restatement agreement and (ii) a second amended and restated credit agreement (together, the “Financing Agreements”). The Financing Agreements increased the Company's overall borrowing capacity from $500 million to $600 million by (i) amending and restating the Company’s then existing credit agreement, (ii) establishing a term loan A facility in an initial aggregate principal amount of $250 million, by converting a portion of the outstanding balance under the then existing credit agreement on a dollar-for-dollar basis and (iii) reducing the Revolving Credit Facility limit to $350 million.

During September 2016, the Company received approximately $145 million in cash, net, from its sale of its remaining 26% equity interest in the Infrastructure strategic venture. The Company used these proceeds to repay $85.0 million on the term loan A facility and $60.0 million on the Revolving Credit Facility. Related to the repayment of the term loan A facility, the Company expensed $1.1 million of previously deferred financing costs.

In November 2016, the Company entered into the Senior Secured Credit Facility. Upon closing of the Senior Secured Credit Facility, the Company amended and extended the existing Revolving Credit Facility, repaid the existing term loan A facility and redeemed, satisfied and discharged the Notes in accordance with the indenture governing the Notes.
Borrowings under the Revolving Credit Facility bear interest at a rate per annum ranging from 87.5 to 200 basis points over the base rate or 187.5 to 300 basis points over the adjusted London Interbank Offered Rate ("LIBOR") as defined in the credit agreement governing the Senior Secured Credit Facility (the "Credit Agreement"). Any principal amount outstanding under the Revolving Credit Facility is due and payable on the maturity of the Revolving Credit Facility. The Revolving Credit Facility matures on November 2, 2021.
Borrowings under the Term Loan Facility bear interest at a rate per annum ranging from 375 to 400 basis points over the base rate or 475 to 500 basis points over the adjusted LIBOR rate, subject to a 1% floor, as defined in the Credit Agreement. The Term Loan Facility requires scheduled quarterly payments, beginning in March 2017, each equal to 0.25% of the original principal amount of the loans under the Term Loan Facility. These payments are reduced by the application of any prepayments, and any remaining balance is due and payable on the maturity of the Term Loan Facility. The Term Loan Facility matures on November 2, 2023.
The Senior Secured Credit Facility imposes certain restrictions including, but not limited to, restrictions as to types and amounts of debt and liens that may be incurred by the Company; limitations on increases in dividend payments and limitations on certain acquisitions by the Company.
The obligations of the Company are guaranteed by substantially all of the Company’s current and future wholly-owned domestic subsidiaries (“Guarantors”). All obligations under the Senior Credit Facility, and the guarantees of those obligations, are secured, subject to certain exceptions, by substantially all of the Company’s assets and the assets of the Guarantors.

In January 2017, the Company entered into a series of fixed-floating interest rate swaps that cover the period from 2018 through 2021, and had the effect of converting $300 million of the Term Loan Facility from floating-rate to fixed-rate.   The fixed rates provided by the swaps replace the adjusted LIBOR rate in the interest calculation, range from 1.65% for 2018 to 2.71% for 2021.

The following table illustrates available credit at December 31, 2016:

(In millions)	Facility Limit	Outstanding Balance	Outstanding Letters of Credit	Available Credit
Multi-year revolving credit facility	$400.0	$98.0	$43.5	$258.5
At December 31, 2016, the Company had $648.0 million of borrowings under the Senior Secured Credit Facility consisting of $550.0 million under the Term Loan Facility and $98.0 million under the Revolving Credit Facility. At December 31, 2016, of this balance, $642.5 million was classified as long-term debt and $5.5 million was classified as current maturities of long-term debt on the Consolidated Balance Sheet. At December 31, 2015, the Company had $415.0 million of borrowings under the Senior Secured Credit Facilities consisting of $250.0 million under the term loan A facility and $165.0 million under the Revolving Credit Facility. At December 31, 2015, of this balance, $380.5 million was classified as long-term debt,
$22.0 million was classified as short-term borrowings and $12.5 million was classified as current maturities of long-term debt on the Consolidated Balance Sheets. See Note 8, Debt and Credit Agreements, in Part II, Item 8, "Financial Statements and Supplementary Data," for additional information on the Company's Credit Agreement.
Working Capital Position
Changes in the Company's working capital are reflected in the following table:

(Dollars in millions)	December 31 2016		December 31 2015		Increase (Decrease)
Current Assets
Cash and cash equivalents	$71.9		$79.8		$(7.9)
Trade accounts receivable, net	236.6		254.9		(18.3)
Other receivables, net	21.1		30.4		(9.3)
Inventories	187.7		217.0		(29.3)
Other current assets	60.5		82.5		(22.0)
Total current assets	577.7		664.5		(86.8)
Current Liabilities
Short-term borrowings and current maturities	29.8		55.3		(25.5)
Accounts payable	108.0		136.0		(28.1)
Accrued compensation	46.7		38.9		7.8
Income taxes payable	4.3		4.4		(0.1)
Advances on contracts and other customer advances	117.3		107.3		10.1
Due to unconsolidated affiliate	—		7.7		(7.7)
Unit adjustment liability	—		22.3		(22.3)
Other current liabilities	121.9		134.2		(12.3)
Total current liabilities	428.0		506.1		(78.2)
Working Capital	$149.7		$158.4		$(8.7)
Current Ratio (h)	1.3	:1	1.3	:1

(h)	Calculated as Current assets / Current liabilities
Working capital decreased $8.7 million or 5.5% in 2016 due primarily to the following factors:

•
Working capital was negatively impacted by a decrease in Inventory of $29.3 million, primarily due to the estimated forward loss provisions related to the Company's Harsco Rail Segment's contracts with SBB which is recorded as a reduction of Contracts-in-process, a component of Inventory, as well as the timing of inventory purchases in the Harsco Metals & Minerals Segment;

•	Working capital was negatively impacted by a decrease in Other current assets of $22.0 million, primarily due to the timing of current deferred tax assets and prepaid expenses;

•
Working capital was negatively impacted by a decrease in Trade accounts receivable, net, of $18.3 million, primarily due to timing of invoicing and collections in the Harsco Metals & Minerals Segment, foreign currency translation and decreased sales in the Harsco Industrial Segment; and

•	Working capital was negatively impacted by an increase in Advances on contracts and other customer advances of $10.1 million, primarily received in the Harsco Rail Segment.

These working capital decreases were partially offset by the following factors:

•	Working capital was positively affected by a decrease in Accounts payable of $28.1 million, primarily due to the timing of payments;

•	Working capital was positively affected by a decrease in Short-term borrowings and current maturities of long-term debt of $25.5 million, primarily due to the expected timing of debt payments;

•
Working capital was positively affected by a decrease in the Unit adjustment liability of $22.3 million due to the sale of the Company's equity interest in Brand. See Note 5, Equity Method Investments and Note 15, Financial Instruments, in Part II, Item 8, "Financial Statements and Supplementary Data" for additional information; and

•
Working capital was positively affected by a decrease in Other current liabilities of $12.3 million, primarily due to lower accrued commissions, lower accrued interest and the timing of other accruals.

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
The Company has historically generated the majority of its cash flows in the second half of the year.  Additionally, the Company’s cash flows have been negatively impacted in the near term by reduced steel production, weaker commodity prices and demand, the impact of site exits in the Harsco Metals & Minerals Segment and low oil prices impacting capital expenditures and overall spending by customers in the natural gas, natural gas processing and petrochemical industries.

Cash Flow Summary
The Company's cash flows from operating, investing and financing activities, as reflected on the Consolidated Statements of Cash Flows, are summarized in the following table:

(In millions)	2016	2015	2014
Net cash provided (used) by:
Operating activities	$159.8	$121.5	$226.7
Investing activities	122.9	(130.4)	(229.6)
Financing activities	(292.3)	22.5	(21.8)
Impact of exchange rate changes on cash	1.7	3.3	(6.1)
Net change in cash and cash equivalents	$(7.9)	$16.9	$(30.8)
Cash provided by operating activities — Net cash provided by operating activities in 2016 was $159.8 million, an increase of $38.3 million from 2015. The increase is primarily attributable to timing in inventory purchases, increases in accrued compensation and increases on advances on contracts; partially offset by the timing of accounts receivable invoicing and collections and the timing of accounts payables. Net cash provided by operating activities in 2015 was $121.5 million, a decrease of $105.2 million from 2014. The decrease is primarily attributable to lower customer advances, and an increase in inventory primarily related to the SBB contracts in the Harsco Rail Segment, partially offset by the timing of accounts receivable invoicing and collections.
Included in the Cash flows from operating activities section of the Consolidated Statement of Cash Flows is the caption, Other, net. In 2015, this caption included the Harsco Rail Segment foreign exchange gain which is reflected in the Effect of exchange rate changes on cash. In 2014, this caption consisted of principally the impact of non-cash impaired asset write-downs related to the Harsco Metals & Minerals Segment.
Also included in the Cash flows from operating activities section of the Consolidated Statements of Cash Flows is the caption, Other assets and liabilities. For the years ended December 31, 2016, 2015 and 2014, the decreases in this caption were
$12.8 million, $6.0 million and $17.1 million, respectively. A summary of the major components of this caption for the periods presented is as follows:

(In millions)	2016		2015	2014
Net cash provided by (used in):
Change in prepaid expenses	$6.7		$—	$(15.8)
Change in non-current insurance accruals	(5.0)		(5.0)	(6.1)
Other	(14.5)	(i)	(1.0)	4.8
Total	$(12.8)		$(6.0)	$(17.1)

(i)	Other relates primarily to other accruals that are individually not significant.

Cash provided (used) by investing activities — Net cash provided by investing activities in 2016 was $122.9 million, an increase of $253.3 million from 2015. The increase is primarily due to the gross proceeds received from the sale of the Company's remaining 26% equity interest in Brand; a lower level of capital expenditures in the Harsco Metals & Minerals Segment, no payments for the unit adjustment liability; and an increase related to foreign currency hedge settlements reported as Other investing activities. In 2015, net cash used by investing activities was $130.4 million, a decrease of
$99.2 million from 2014. The net decrease was primarily due to a lower level of capital expenditures, primarily in the Harsco Metals & Minerals Segment; a net decrease in purchases of businesses which consisted of Protran and JK Rail in the Harsco Rail Segment in 2015 and Hammco in the Harsco Industrial Segment in 2014; and an increase in proceeds from sales of assets, partially offset by the final working capital adjustment related to the Infrastructure Transaction which was received in 2014. Capital investments decreased $85.3 million compared with 2014.
Cash provided (used) by financing activities — Net cash used by financing activities in 2016 was $292.3 million, an increase of $314.7 million from 2015.  The change was primarily due to net cash payments on debt of $261.2 million in 2016 compared with $47.3 million in 2015; reduction in proceeds from the termination of CCIRs and a deferred pension underfunding payment related to the Company's equity interest in Brand; partially offset by lower dividends paid and no repurchases of the Company's common stock in 2016. In 2015, net cash provided by financing activities was $22.5 million, an increase of $44.2 million from 2014. The change was primarily due to proceeds of $75.1 million from the termination of a CCIR, partially offset by an increase in the treasury shares purchased under the Company's share repurchase program then in effect and a decrease in year-over-year net cash borrowings.
Debt Covenants
The Credit Agreement contains a consolidated net debt to consolidated adjusted EBITDA ratio covenant, which is not to exceed 4.0 to 1.0, and a minimum consolidated adjusted EBITDA to consolidated interest charges ratio covenant, which is not to be less than 3.0 to 1.0. The consolidated net debt to consolidated adjusted EBITDA ratio covenant is reduced to 3.75 to1.0 after December 31, 2016 and to 3.5 to 1.0 after December 31, 2017. At December 31, 2016, the Company was in compliance with these covenants as the net leverage ratio was 2.3 to 1.0 and interest coverage ratio was 5.1 to 1.0. Based on balances and covenants in effect at December 31, 2016, the Company could increase net debt by $447.6 million (although the Company only has $258.5 million available credit remaining under the Revolving Credit Facility), and still be in compliance with these debt covenants.  Alternatively, keeping all other factors constant, the Company's adjusted EBITDA could decrease by $109.1 million and the Company would still be within these debt covenants. The Company expects to continue to be in compliance with these debt covenants for at least the next twelve months.

Cash Management
The Company has various cash management systems throughout the world that centralize cash in various bank accounts where it is economically justifiable and legally permissible to do so. These centralized cash balances are then redeployed to other operations to reduce short-term borrowings and to finance working capital needs or capital expenditures. Due to the transitory nature of cash balances, they are normally invested in bank deposits that can be withdrawn at will or in very liquid short-term bank time deposits and government obligations. The Company's policy is to use the largest banks in the various countries in which the Company operates. The Company monitors the creditworthiness of banks and when appropriate will adjust banking operations to reduce or eliminate exposure to less credit-worthy banks. The Company plans to continue the strategy of targeted, prudent investing for strategic purposes for the foreseeable future and to make more efficient use of existing investments.

At December 31, 2016, the Company's consolidated cash and cash equivalents included $70.5 million held by non-U.S. subsidiaries. At December 31, 2016, less than 10% of the Company's consolidated cash and cash equivalents had regulatory restrictions that would preclude the transfer of funds with and among subsidiaries. The cash and cash equivalents held by non-U.S. subsidiaries also included $26.7 million held in consolidated strategic ventures. The strategic venture agreements may require strategic venture partner approval to transfer funds with and among subsidiaries. While the Company's remaining non-U.S. cash and cash equivalents can be transferred with and among subsidiaries, the majority of these non-U.S. cash balances will be used to support the ongoing working capital needs and continued growth of the Company's non-U.S. operations.
The Company's financial position and debt capacity should enable it to meet current and future requirements. The Company continues to assess its capital needs in the context of operational trends and strategic initiatives.

Application of Critical Accounting Policies
The Company's discussion and analysis of its financial condition and results of operations are based upon the consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the U.S. ("U.S. GAAP"). The preparation of these consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, the Company evaluates the estimates, including those related to defined benefit pension benefits, notes and accounts receivable, goodwill, long-lived asset impairment, inventories, revenue recognition - long-term contracts, insurance reserves and income taxes. The impact of changes in these estimates, as necessary, is reflected in the respective segment's results of operations in the period of the change. The Company bases estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different outcomes, assumptions or conditions.
The Company believes the following critical accounting policies are affected by the Company's more significant judgments and estimates used in the preparation of the consolidated financial statements. Management has discussed the development and selection of the critical accounting estimates described below with the Audit Committee of the Board and they have reviewed the Company's disclosures relating to these estimates in this Management's Discussion and Analysis of Financial Condition and Results of Operations. These items should be read in conjunction with Note 1, Summary of Significant Accounting Policies, in Part II, Item 8, "Financial Statements and Supplementary Data."
Defined Benefit Pension Benefits
The Company has defined benefit pension plans in several countries. The largest of these plans are in the U.K. and the U.S. The Company's funding policy for these plans is to contribute amounts sufficient to meet the minimum funding pursuant to U.K. and U.S. statutory requirements, plus any additional amounts that the Company may determine to be appropriate.
Changes in the discount rate assumption and the actual performance of plan assets compared with the expected long-term rate of return on plan assets are the primary drivers in the change in funded status of the Company's defined benefit pension plans. These factors are components of actuarial loss (gain) and impact the amount recognized in Other comprehensive income (loss), as such actuarial changes are not reflected directly on the Consolidated Statements of Operations, but amortized over time in accordance with U.S. GAAP.

Critical Estimate—Defined Benefit Pension Benefits
Accounting for defined benefit pension plans requires the use of actuarial assumptions. The principal assumptions used include the discount rate and the expected long-term rate of return on plan assets. Each assumption is reviewed annually and represents management's best estimate at that time. The assumptions are selected to represent the average expected experience over time, and may differ in any one year from actual experience due to changes in capital markets and the overall economy. These differences will impact the amount of unfunded benefit obligation and the expense recognized.
The discount rates used in calculating the Company's projected benefit obligations at the December 31, 2016 measurement date for the U.K. and U.S. defined benefit pension plans were 2.7% and 4.0%, respectively, and the global weighted-average discount rate was 3.1%. The discount rates selected represent level-equivalent rates using the yield curve spot rates on a year-by-year expected cash flow basis, using yield curves of high-quality corporate bonds. Annual net periodic pension cost ("NPPC") is determined using the discount rates at the beginning of the year. The discount rates for 2016 expense were 3.8% for the U.K. plan, 4.2% for the U.S. plans and 3.9% for the global weighted-average of plans.
The expected long-term rate of return on plan assets is determined by evaluating the asset return expectations with the Company's advisors as well as actual, long-term, historical results of asset returns for the pension plans. Generally the NPPC increases as the expected long-term rate of return on assets decreases. For 2017 and 2016, the global weighted-average expected long-term rate of return on asset assumption is 6.2% and 6.7%, respectively. This rate was determined based on a model of expected asset returns for an actively managed portfolio.

Changes in NPPC may occur in the future due to changes in actuarial assumptions, and due to changes in returns on plan assets resulting from financial market conditions. Holding all other assumptions constant, using December 31, 2016 plan data, a one-quarter percent increase or decrease in the discount rate and the expected long-term rate of return on plan assets would increase or decrease annual 2016 pre-tax defined benefit NPPC as follows:
Approximate Changes in Pre-tax Defined Benefit Net Periodic Pension Cost

	U.S. Plans	U.K. Plan
Discount rate
One-quarter percent increase	Increase of $0.1 million	Decrease of $0.4 million
One-quarter percent decrease	Decrease of $0.1 million	Increase of $0.3 million
Expected long-term rate of return on plan assets
One-quarter percent increase	Decrease of $0.5 million	Decrease of $1.7 million
One-quarter percent decrease	Increase of $0.5 million	Increase of $1.7 million
Increases or decreases to the net pension obligations may be required should circumstances that affect these estimates change. Additionally, certain events could result in the pension obligation changing at a time other than the annual measurement date. This would occur when a benefit plan is amended or when plan curtailments or settlements occur.
The Company has changed the method utilized to estimate the service cost and interest cost components of NPPC for defined benefit pension plans for 2016 and later. The more precise application of discount rates for measuring both service costs and interest costs employs yield curve spot rates on a year-by-year expected cash flow basis, using the same yield curves that the Company has previously used. This change in method represented a change in accounting estimate and has been accounted for in the period of change. This change in method decreased the Company's NPPC by approximately $7 million for 2016, compared to what NPPC would have been under the prior method.

See Note 10, Employee Benefit Plans, in Part II, Item 8, "Financial Statements and Supplementary Data," for additional information.

Notes and Accounts Receivable
Notes and accounts receivable are stated at net realizable value through the use of an allowance for doubtful accounts. The allowance for doubtful accounts is maintained for estimated losses resulting from the inability or unwillingness of customers to make required payments. The Company has policies and procedures in place requiring customers to be evaluated for creditworthiness prior to the execution of new service contracts or shipments of products. These reviews are structured to minimize the Company's risk related to realizability of receivables. Despite these policies and procedures, the Company may at times still experience collection problems and potential bad debts due to economic conditions within certain industries (e.g., steel industry), countries or regions in which the Company operates. At December 31, 2016 and 2015, trade accounts receivable of $236.6 million and $254.9 million, respectively, were net of reserves of $11.8 million and $25.6 million, respectively.

Critical Estimate—Notes and Accounts Receivable
A considerable amount of judgment is required to assess the realizability of receivables, including the current creditworthiness of each customer, related aging of past due balances and the facts and circumstances surrounding any non-payment. The Company did not make any significant provisions for bad debts during 2016. The Company's provisions for bad debts during 2015 and 2014 were $13.0 million and $9.9 million, respectively.
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

If the financial condition of the Company's customers were to deteriorate, resulting in their inability to make payments, additional allowances may be required. Conversely, an improvement in a customer's ability to make payments could result in a decrease of the allowance for doubtful accounts. Changes in the allowance for doubtful accounts related to both of these situations would be recorded through Operating income (loss) from continuing operations in the period the change was determined. As previously disclosed, during the fourth quarter of 2013, the Company recorded a bad debt reserve of
$2.6 million on receivables with a large steel mill customer who filed for protection under the Marzano Law. During the second quarter of 2014, the customer terminated its contract with the Company under the provisions of the Marzano Law. As a result, during the second quarter of 2014, the Company recorded an additional bad debt reserve of $3.9 million on the remaining pre-receivership receivables with this customer. During 2014, the Company recorded a bad debt reserve of $2.6 million for one of its Canadian steel mill customers that filed for receivership protection during the course of the year as the Company has previously disclosed.  The amount of the bad debt reserve for this customer represents the full pre-receivership balance. As previously disclosed during 2015, one of the Company's steel mill customers in Europe ceased operations and began a formal process of liquidation in late 2015. The Company had recorded bad debt reserves of approximately $13 million related to this customer during 2015.
The Company has not materially changed the methodology for calculating allowances for doubtful accounts for the years presented. See Note 4, Accounts Receivable and Inventories, in Part II, Item 8, "Financial Statements and Supplementary Data," for additional information.
Goodwill
The Company's goodwill balances were $382.3 million and $400.4 million at December 31, 2016 and 2015, respectively. The Company performs the annual goodwill impairment test as of October 1. The Company has five reporting units (only three of which have goodwill associated with them as of December 31, 2016). The Company's reporting units with goodwill are the Harsco Metals & Minerals Segment, the Harsco Rail Segment and the air-cooled heat exchanger business of the Harsco Industrial Segment. Almost all of the Company's goodwill is allocated to the Harsco Metals & Minerals Segment.

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

The evaluation of potential goodwill impairment involves comparing the current fair value of each reporting unit to the net book value, including goodwill. The Company uses a discounted cash flow model (“DCF model”) to estimate the current fair value of reporting units, as management believes forecasted operating cash flows are the best indicator of current fair value. A number of significant assumptions and estimates are involved in the preparation of DCF models, including future revenues and operating margin growth, the weighted-average cost of capital (“WACC”), tax rates, capital spending, pension funding, the impact of strategic business initiatives, and working capital projections. These assumptions and estimates may vary significantly among reporting units. DCF models are based on approved long-range plans for the early years and historical relationships and projections for later years. WACC rates are derived from internal and external factors including, but not limited to, the average market price of the Company's stock, shares outstanding, book value of the Company's debt, the long-term risk free interest rate, and both market and size-specific risk premiums. Due to the many variables noted above and the relative size of the Company's goodwill, differences in assumptions may have a material impact on the results of the Company's annual goodwill impairment testing. If the net book value of a reporting unit were to exceed the current fair value, the second step of the goodwill impairment test would currently be required to determine if an impairment existed and the amount of goodwill impairment to record, if any. The second step of the goodwill impairment test compares the net book value of a reporting unit's goodwill with the implied fair value of that goodwill. The implied fair value of goodwill represents the excess of fair value of the reporting unit over the fair value amounts assigned to all of the assets and liabilities of the reporting unit if it were to be acquired in a hypothetical business combination, and the current fair value of the reporting unit represented the purchase price. The second step of the goodwill impairment test requires the utilization of valuation experts.

The performance of the Company’s 2016 annual impairment tests did not result in any impairment of the Company’s goodwill.
For the Company's 2016 annual goodwill impairment test, the average annual revenue growth rates over the duration of the DCF models ranged from 1.7% to 4.8%. The WACCs used in the 2016 annual goodwill impairment test ranged from 9.25% to 10.75%.

The Harsco Metals & Minerals Segment reporting unit's fair value at October 1, 2016 was approximately 12% more than the net book value. Significant assumptions utilized in the DCF model include a WACC of 10.75%, an average annual revenue growth rate of 1.7% and average annual cash flow growth rate of 0.6%. Should there be degradation in the overall markets served by the Harsco Metals & Minerals Segment, it may result in an impairment of the Harsco Metal & Minerals Segment goodwill.

It is important to note that fair values that could be realized in an actual transaction, including the Company's announced intention to pursue strategic options for the separation of the Harsco Metals & Minerals Segment from the rest of the Company, could differ materially from those used to evaluate the annual goodwill impairment test. The Company has not materially changed its methodology for goodwill impairment testing for the years presented. See Note 1, Summary of Significant Accounting Policies and Note 7, Goodwill and Other Intangible Assets, in Part II, Item 8, “Financial Statements and Supplementary Data,” for additional information.

Long-lived Asset Impairment
Long-lived assets are reviewed for impairment when events and circumstances indicate that the book value of an asset may be impaired. The amounts charged against pre-tax income from continuing operations related to impaired long-lived assets included in Other expenses on the Consolidated Statements of Operations were $0.4 million, $8.2 million and $39.5 million in 2016, 2015 and 2014 respectively. The decrease in long-lived asset impairments in 2016 was due primarily to a decreased number of site exits in the Harsco Metals & Minerals Segment upon substantial completion of actions associated with Project Orion. The decrease in long-lived asset impairments in 2015 was due primarily to higher long-lived asset impairments in 2014 in the Harsco Metals & Minerals Segment as part of Project Orion.

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
The Company has not materially changed the methodology for calculating long-lived asset impairments for the years presented. U.S. GAAP requires consideration of all valuation techniques for which market participant inputs can be obtained without undue cost and effort. The use of a DCF model continues to be an appropriate method for determining fair value; however, methodologies such as quoted market prices must also be evaluated. See Note 17, Other Expenses, in Part II, Item 8, "Financial Statements and Supplementary Data," for additional information.
Inventories
Inventories are stated at the lower of cost or market. Inventory balances are adjusted for estimated obsolete or unmarketable inventory equal to the difference between the cost of inventory and its estimated market value. At December 31, 2016 and 2015, inventories of $187.7 million and $217.0 million, respectively, are net of lower of cost or market reserves and obsolescence reserves of $10.6 million and $10.8 million, respectively.

Certain contracts within the Harsco Rail Segment, which meet specific criteria established in U.S. GAAP, are accounted for as long-term contracts. Inventories related to these contracts are considered Contracts-in-process and represent a separate component of Inventories. At December 31, 2016 and 2015, Contracts-in-process of $54.0 million and $55.8 million, respectively, were included in Inventories. Contracts-in-process at December 31, 2016 were net of estimated forward loss-provisions related to these contacts of $36.2 million. No estimated forward loss provision was made at December 31, 2015.

Critical Estimate—Inventories
In assessing the realization of inventory balances, the Company is required to make judgments as to future demand and compare these with current or committed inventory levels. If actual market conditions are determined to be less favorable than those projected by management, additional inventory write-downs may be required and would be recorded through Operating income (loss) from continuing operations in the period the determination is made. Additionally, the Company records reserves to adjust a substantial portion of its U.S. inventory balances to the last-in, first-out ("LIFO") method of inventory valuation. In adjusting these reserves throughout the year, the Company estimates its year-end inventory costs and quantities. At December 31 of each year, the reserves are adjusted to reflect actual year-end inventory costs and quantities. During periods of inflation, LIFO expense usually increases and during periods of deflation it decreases. These year-end adjustments resulted in pre-tax income of $1.2 million in 2016, pre-tax expense of $0.1 million in 2015 and pre-tax expense of $1.4 million in 2014.

The Company has not materially changed the methodology for calculating inventory reserves for the years presented. See Note 4, Accounts Receivable and Inventories, in Part II, Item 8, "Financial Statements and Supplementary Data," for additional information.
Revenue Recognition - Long-term Contracts
Certain contracts within the Harsco Rail Segment, which meet specific criteria established in U.S. GAAP, are accounted for as long-term contracts, under the percentage-of-completion (units-of-delivery) method of accounting.

Critical Estimate—Revenue Recognition - Long-term Contracts
Accounting for contracts using the percentage-of-completion method requires significant judgment relative to assessing risks, estimating contract revenues and costs (including estimating any liquidating damages or penalties related to performance) and making assumptions for schedule and technical items. Due to the number of years it may take to complete these contracts and the scope and nature of the work required to be performed on those contracts, estimating total sales and costs at completion is inherently complicated and subject to many variables. Accordingly, estimates are subject to change as experience is gained, and as more information is obtained, even though the scope of the work under the contract may not have changed. When adjustments in estimated total contract sales or estimated total costs are required, any changes from prior estimates are recognized in the current period for the inception-to-date effect of such changes. When estimates of total costs to be incurred on a contract using the percentage-of-completion method exceed estimates of total sales to be earned, a provision for the entire loss on the contract is recorded in the period in which the loss is determined.

During 2016, as a result of increased vendor costs, ongoing discussions with SBB, and increased estimates for commissioning, certification and testing costs, as well as expected settlements with SBB, the Company concluded it will have a loss on the contracts with SBB. The Company recognized an estimated forward loss provision related to the SBB contracts of
$45.1 million for the year ended December 31, 2016 in Costs of products sold on the Consolidated Statements of Operations. There was no estimated forward loss provision at December 31, 2015 or 2014. The estimated forward loss provision represents the Company's best estimate based on currently available information. It is possible that the Company's overall estimate of costs to complete these contracts may change which would result in an adjustment to the estimated forward loss provision at such time, but the Company is unable to estimate any further possible loss or range of loss at December 31, 2016.

Insurance Reserves
The Company retains a significant portion of the risk for U.S. workers' compensation, U.K. employers' liability, automobile, general and product liability losses. At December 31, 2016 and 2015, the Company recorded liabilities of $37.1 million and $41.8 million, respectively, related to both asserted and unasserted insurance claims. At December 31, 2016 and 2015,
$3.5 million and $3.4 million, respectively, was included in insurance liabilities related to claims covered by insurance carriers for which a corresponding receivable has been recorded.

Critical Estimate—Insurance Reserves
Insurance reserves have been recorded based upon actuarial calculations that reflect the undiscounted estimated liabilities for ultimate losses, including claims incurred but not reported. Inherent in these estimates are assumptions that are based on the Company's history of claims and losses, a detailed analysis of existing claims with respect to potential value, and current legal and legislative trends. If actual claims differ from those projected by management, changes (either increases or decreases) to insurance reserves may be required and would be recorded through Operating income (loss) from continuing operations in the period the change was determined. During 2016, 2015 and 2014, the Company recorded a retrospective insurance reserve adjustment that decreased pre-tax insurance expense from continuing operations for self-insured programs by $5.4 million,
$8.5 million and $7.0 million, respectively. The Company has programs in place to improve claims experience, such as disciplined claim and insurance litigation management and a focused approach to workplace safety.
The Company has not materially changed the methodology for calculating insurance reserves for the years presented. There are currently no known trends, demands, commitments, events or uncertainties that are reasonably likely to occur that would materially affect the methodology or assumptions described above. See Note 1, Summary of Significant Accounting Policies, in Part II, Item 8, "Financial Statements and Supplementary Data," for additional information.

Income Taxes
The Company's income tax expense, deferred tax assets and liabilities and reserves for uncertain tax positions reflect management's best estimate of taxes to be paid. The Company is subject to various international, federal, state and local income taxes in jurisdictions where the Company operates. In determining income tax expense, the Company makes its best estimate of the annual effective income tax rate at the end of each quarter and applies that rate to year-to-date income (loss) before income taxes to arrive at the year-to-date income tax provision (exclusive of loss jurisdictions for which no tax benefit is realizable with any discrete tax items recorded separately). At December 31, 2016, 2015 and 2014, the Company's annual effective income tax rate on income from continuing operations was (8.4)%, 79.5% and 214.8%, respectively.

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
The Company records deferred tax assets to the extent the Company believes these assets will more likely than not be realized. In making such determinations, the Company considers all available evidence, including future reversals of existing deferred tax liabilities, projected future taxable income, feasible and prudent tax planning strategies and recent financial operating results. In the event the Company was to determine that it would be able to realize deferred tax assets in the future in excess of their net recorded amount, an adjustment to the valuation allowance would be made that would reduce the provision for income taxes.
Valuation allowances of $146.1 million and $110.7 million at December 31, 2016 and 2015, respectively, related principally to deferred tax assets for U.K. pension liabilities, net operating loss carryforwards, capital losses, currency translation and foreign investment tax credits that are uncertain as to realizability. In 2016, the Company recorded a valuation allowance of
$16.1 million related to loss on sale of the Company's equity interest in Brand, $13.5 million related to estimated forward loss provisions related to the SBB contracts, and current year pension adjustments of $19.2 million recorded through Accumulated other comprehensive loss. This was partially offset by the reduction from the effects of foreign currency translation adjustments and the decrease related to U.K. and France tax rate changes. In 2015, the Company recorded a net decrease in the valuation allowance of $16.1 million related to current year pension adjustments recorded through Accumulated other comprehensive loss, the current year decrease from the currency translation in the amount of $11.5 million, and
$6.3 million decrease related to a U.K. tax rate change. This was offset by a net increase of $13.2 million related to losses in certain jurisdictions where the Company determined that it is more likely than not that these assets will not be realized.
A tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on its technical merits. The unrecognized tax benefits at December 31, 2016 and 2015 were $4.6 million and $5.1 million, respectively, excluding accrued interest and penalties. The unrecognized tax benefit may decrease as a result of the lapse of statute of limitations or as a result of final settlement and resolution of outstanding tax matters in various state and international jurisdictions.
The Company has not provided U.S. income taxes on certain non-U.S. subsidiaries' undistributed earnings, as such amounts are permanently reinvested outside the U.S. The Company evaluates future financial projections for its most significant subsidiaries, the need to reinvest earnings locally and the overall cash requirements of the Company. Based upon this evaluation, the Company determined that certain undistributed earnings from non-U.S. subsidiaries are indefinitely reinvested. The Company believes that it can generate sufficient cash flows to avoid the one-time tax costs associated with repatriation of undistributed earnings to the U.S. from prior periods. At December 31, 2016 and 2015, such earnings were approximately $528 million and $547 million, respectively. It is not practical to determine the deferred income tax liability on these earnings if, in the future, they are remitted to the U.S. because the income tax liability to be incurred, if any, is dependent on circumstances existing when remittance occurs.
The Company has not materially changed the methodology for calculating income tax expense, deferred tax assets and liabilities and reserves for uncertain tax positions for the years presented or for quarterly periods. See Note 11, Income Taxes, in Part II, Item 8, "Financial Statements and Supplementary Data," for additional information.

Research and Development

Internal funding for research and development was as follows:

	Research and Development Expenses
(In millions)	2016	2015	2014
Harsco Metals & Minerals	$0.9	$0.9	$1.4
Harsco Industrial	1.5	1.7	1.6
Harsco Rail	1.9	1.9	2.5
Total Research and Development	$4.3	$4.5	$5.5
The amounts shown exclude technology development and engineering costs classified in cost of services sold; cost of products sold; or selling, general and administrative expenses.

Recently Adopted and Recently Issued Accounting Standards

Information on recently adopted and recently issued accounting standards is included in Note 2, Recently Adopted and Recently Issued Accounting Standards, in Part II, Item 8, "Financial Statements and Supplementary Data."

Dividend Action

The Board normally reviews the dividend policy and the dividend rate on a quarterly basis.

The Company paid one cash dividend of $0.05125 per share in 2016. This dividend was paid on February 16, 2016.

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
Management has assessed the effectiveness of its internal control over financial reporting at December 31, 2016 based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company's internal control over financial reporting was effective at December 31, 2016.
The effectiveness of the Company's internal control over financial reporting at December 31, 2016 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing in this Annual Report on Form 10-K, which expresses an unqualified opinion on the effectiveness of the Company's internal control over financial reporting at December 31, 2016.

/s/ F. NICHOLAS GRASBERGER, III	/s/ PETER F. MINAN
F. Nicholas Grasberger, III President and Chief Executive Officer	Peter F. Minan Senior Vice President and Chief Financial Officer
February 24, 2017	February 24, 2017

Report of Independent Registered Public Accounting Firm

To the Stockholders of Harsco Corporation:

In our opinion, the consolidated financial statements, listed in the accompanying index, present fairly, in all material respects, the financial position of Harsco Corporation at December 31, 2016 and December 31, 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audit. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for the presentation and classification of certain cash receipts and cash payments in the statement of cash flows due to the adoption of ASU 2016-15, Statement of Cash Flows (Topic 230) in 2016.

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

/s/ PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
February 24, 2017

HARSCO CORPORATION
CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)	December 31 2016	December 31 2015
ASSETS
Current assets:
Cash and cash equivalents	$71,879	$79,756
Trade accounts receivable, net	236,554	254,877
Other receivables	21,053	30,395
Inventories	187,681	216,967
Other current assets	60,523	82,527
Total current assets	577,690	664,522
Investments	1,944	252,609
Property, plant and equipment, net	490,255	564,035
Goodwill	382,251	400,367
Intangible assets, net	41,567	53,043
Other assets	87,679	126,621
Total assets	$1,581,386	$2,061,197
LIABILITIES
Current liabilities:
Short-term borrowings	$4,259	$30,229
Current maturities of long-term debt	25,574	25,084
Accounts payable	107,954	136,018
Accrued compensation	46,658	38,899
Income taxes payable	4,301	4,408
Dividends payable	—	4,105
Insurance liabilities	11,850	11,420
Advances on contracts and other customer advances	117,329	107,250
Due to unconsolidated affiliate	—	7,733
Unit adjustment liability	—	22,320
Other current liabilities	110,029	118,657
Total current liabilities	427,954	506,123
Long-term debt	629,239	845,621
Deferred income taxes	2,621	12,095
Insurance liabilities	25,265	30,400
Retirement plan liabilities	319,597	241,972
Due to unconsolidated affiliate	—	13,674
Unit adjustment liability	—	57,614
Other liabilities	39,147	42,895
Total liabilities	1,443,823	1,750,394
COMMITMENTS AND CONTINGENCIES
HARSCO CORPORATION STOCKHOLDERS' EQUITY
Preferred stock, Series A junior participating cumulative preferred stock	—	—
Common stock, par value $1.25 (issued 112,499,874 and 112,405,302 shares at December 31, 2016 and 2015, respectively)	140,625	140,503
Additional paid-in capital	172,101	170,699
Accumulated other comprehensive loss	(606,722)	(515,688)
Retained earnings	1,150,688	1,236,355
Treasury stock, at cost (32,324,911 and 32,310,937 shares at December 31, 2016 and 2015, respectively)	(760,391)	(760,299)
Total Harsco Corporation stockholders' equity	96,301	271,570
Noncontrolling interests	41,262	39,233
Total equity	137,563	310,803
Total liabilities and equity	$1,581,386	$2,061,197

See accompanying notes to consolidated financial statements.

HARSCO CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended December 31
(In thousands, except per share amounts)	2016		2015	2014
Revenues from continuing operations:
Service revenues	$939,129		$1,092,725	$1,366,246
Product revenues	512,094		630,367	700,042
Total revenues	1,451,223		1,723,092	2,066,288
Costs and expenses from continuing operations:
Cost of services sold	759,120		909,995	1,149,360
Cost of products sold	411,343		446,366	494,510
Selling, general and administrative expenses	200,391		242,112	284,737
Research and development expenses	4,280		4,510	5,467
Loss on disposal of the Harsco Infrastructure Segment and transaction costs	—		1,000	5,103
Other expenses	12,620		30,573	57,824
Total costs and expenses	1,387,754		1,634,556	1,997,001
Operating income from continuing operations	63,469		88,536	69,287
Interest income	2,475		1,574	1,702
Interest expense	(51,584)		(46,804)	(47,111)
Loss on early extinguishment of debt	(35,337)		—	—
Change in fair value to the unit adjustment liability and loss on dilution and sale of equity method investment	(58,494)		(8,491)	(9,740)
Income (loss) from continuing operations before income taxes and equity income (loss)	(79,471)		34,815	14,138
Income tax expense	(6,637)		(27,678)	(30,366)
Equity in income (loss) of unconsolidated entities, net	5,686		175	(1,558)
Income (loss) from continuing operations	(80,422)		7,312	(17,786)
Discontinued operations:
Income (loss) on disposal of discontinued business	1,061		(1,553)	176
Income tax (expense) benefit related to discontinued business	(392)		573	(66)
Income (loss) from discontinued operations	669		(980)	110
Net income (loss)	(79,753)		6,332	(17,676)
Less: Net income attributable to noncontrolling interests	(5,914)		(144)	(4,495)
Net income (loss) attributable to Harsco Corporation	$(85,667)		$6,188	$(22,171)
Amounts attributable to Harsco Corporation common stockholders:
Income (loss) from continuing operations, net of tax	$(86,336)		$7,168	$(22,281)
Income (loss) from discontinued operations, net of tax	669		(980)	110
Net income (loss) attributable to Harsco Corporation common stockholders	$(85,667)		$6,188	$(22,171)

Weighted average shares of common stock outstanding	80,333		80,234	80,884
Basic earnings (loss) per share attributable to Harsco Corporation common stockholders:
Continuing operations	$(1.07)		$0.09	$(0.28)
Discontinued operations	0.01		(0.01)	—
Basic earnings (loss) per share attributable to Harsco Corporation common stockholders	$(1.07)	(a)	$0.08	$(0.27)	(a)

Diluted weighted average shares of common stock outstanding	80,333		80,365	80,884
Diluted earnings (loss) per share attributable to Harsco Corporation common stockholders:
Continuing operations	$(1.07)		$0.09	$(0.28)
Discontinued operations	0.01		(0.01)	—
Diluted earnings (loss) per share attributable to Harsco Corporation common stockholders	$(1.07)	(a)	$0.08	$(0.27)	(a)

(a)	Does not total due to rounding.
See accompanying notes to consolidated financial statements.

HARSCO CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Years ended December 31
(In thousands)	2016	2015	2014
Net income (loss)	$(79,753)	$6,332	$(17,676)
Other comprehensive income (loss):
Foreign currency translation adjustments, net of deferred income taxes of $(13,670), $(2,314) and $7,151 in 2016, 2015 and 2014, respectively	(21,560)	(88,255)	(47,695)
Net gain (loss) on cash flow hedging instruments, net of deferred income taxes of $(544), $(975) and $(338) in 2016, 2015 and 2014, respectively	(682)	8,617	(1,957)
Pension liability adjustments, net of deferred income taxes of $34, $1,443 and $17,554 in 2016, 2015 and 2014, respectively	(71,398)	93,582	(113,596)
Unrealized gain (loss) on marketable securities, net of deferred income taxes of $(16), $10 and $(3) in 2016, 2015 and 2014, respectively	26	(16)	5
Total other comprehensive income (loss)	(93,614)	13,928	(163,243)
Total comprehensive income (loss)	(173,367)	20,260	(180,919)
Less: Comprehensive (income) loss attributable to noncontrolling interests	(3,334)	2,496	(2,893)
Comprehensive income (loss) attributable to Harsco Corporation	$(176,701)	$22,756	$(183,812)
See accompanying notes to consolidated financial statements.

HARSCO CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31
(In thousands)	2016	2015	2014
Cash flows from operating activities:
Net income (loss)	$(79,753)	$6,332	$(17,676)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	129,083	144,652	164,588
Amortization	12,403	11,823	11,738
Change in fair value to the unit adjustment liability and loss on dilution and sale of equity method investment	58,494	8,491	9,740
Contract estimated forward loss provision for Harsco Rail Segment	45,050	—	—
Loss on early extinguishment of debt	35,337	—	—
Deferred income tax expense (benefit)	(7,654)	5,174	7,241
Equity in (income) loss of unconsolidated entities, net	(5,686)	(175)	1,558
Dividends from unconsolidated entities	16	28	—
Loss on disposal of the Harsco Infrastructure Segment	—	—	2,911
Other, net	2,085	(6,429)	39,376
Changes in assets and liabilities, net of acquisitions and dispositions of businesses:
Accounts receivable	16,041	41,650	6,475
Inventories	(12,313)	(44,806)	(20,788)
Accounts payable	(20,285)	(401)	(29,416)
Accrued interest payable	(3,197)	(2,753)	70
Accrued compensation	8,865	(10,319)	5,699
Advances on contracts and other customer advances	14,485	(795)	92,769
Retirement plan liabilities, net	(20,420)	(24,593)	(27,775)
Harsco 2011/2012 Restructuring Program accrual	—	(398)	(2,672)
Other assets and liabilities	(12,766)	(5,974)	(17,111)
Net cash provided by operating activities	159,785	121,507	226,727
Cash flows from investing activities:
Purchases of property, plant and equipment	(69,340)	(123,552)	(208,859)
Proceeds from the Infrastructure Transaction	—	—	15,699
Proceeds from sales of assets	9,305	25,966	14,976
Purchase of businesses, net of cash acquired*	(26)	(7,788)	(26,336)
Payment of unit adjustment liability	—	(22,320)	(22,320)
Proceeds from sale of equity investment	165,640	—	—
Other investing activities, net	17,308	(2,679)	(2,721)
Net cash provided (used) by investing activities	122,887	(130,373)	(229,561)
Cash flows from financing activities:
Short-term borrowings, net	(2,350)	18,875	8,851
Current maturities and long-term debt:
Additions	720,727	427,996	177,499
Reductions	(979,567)	(399,533)	(131,007)
Cash dividends paid on common stock	(4,105)	(65,730)	(66,322)
Dividends paid to noncontrolling interests	(1,702)	(4,498)	(2,186)
Purchase of noncontrolling interests	(4,731)	(395)	—
Common stock acquired for treasury	—	(12,143)	(941)
Proceeds from cross-currency interest rate swap termination	16,625	75,057	—
Deferred pension underfunding payment to unconsolidated affiliate	(20,640)	(7,688)	(7,688)
Deferred financing costs	(16,530)	(9,487)	—
Net cash provided (used) by financing activities	(292,273)	22,454	(21,794)
Effect of exchange rate changes on cash	1,724	3,325	(6,134)
Net increase (decrease) in cash and cash equivalents	(7,877)	16,913	(30,762)
Cash and cash equivalents at beginning of period	79,756	62,843	93,605
Cash and cash equivalents at end of period	$71,879	$79,756	$62,843

HARSCO CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Years ended December 31
(In thousands)	2016	2015	2014
*Purchase of businesses, net of cash acquired
Working capital	$—	$(560)	$(1,107)
Property, plant and equipment	—	(72)	(330)
Goodwill	—	(3,490)	(6,839)
Intangible Assets	—	(4,078)	(17,575)
Other noncurrent assets and liabilities, net	(26)	412	(485)
Net cash used to acquire businesses	$(26)	$(7,788)	$(26,336)

See accompanying notes to consolidated financial statements.

HARSCO CORPORATION CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In thousands, except share and per share amounts)	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
	Issued	Treasury					Total
Balances, January 1, 2014	$140,248	$(746,237)	$159,025	$1,372,041	$(370,615)	$43,093	$597,555
Net income (loss)				(22,171)		4,495	(17,676)
Cash dividends declared:
Common @ $0.82 per share				(66,321)			(66,321)
Noncontrolling interests						(2,319)	(2,319)
Total other comprehensive loss, net of deferred income taxes of $24,364					(161,641)	(1,602)	(163,243)
Contributions from noncontrolling interests						1,560	1,560
Noncontrolling interests transferred in the Infrastructure Transaction (See Note 5, Equity Method Investment)						(905)	(905)
Vesting of restricted stock units and other stock grants, net 130,925 shares	196	(714)	2,069				1,551
Treasury shares repurchased, 150,000 shares		(2,864)					(2,864)
Amortization of unearned stock-based, compensation, net of forfeitures			4,572				4,572
Balances, December 31, 2014	140,444	(749,815)	165,666	1,283,549	(532,256)	44,322	351,910
Net income				6,188		144	6,332
Cash dividends declared:
Common @ $0.666 per share (a)				(53,382)			(53,382)
Noncontrolling interests						(4,498)	(4,498)
Total other comprehensive income (loss), net of deferred income taxes of $(1,836)					16,568	(2,640)	13,928
Contributions from noncontrolling interests						2,100	2,100
Purchase of subsidiary shares from noncontrolling interest			(3)			(395)	(398)
Sale of investment in consolidated subsidiary						200	200
Vesting of restricted stock units and other stock grants, net 31,147 shares	59	(264)	(99)				(304)
Treasury shares repurchased, 596,632 shares		(10,220)					(10,220)
Amortization of unearned stock-based compensation, net of forfeitures			5,135				5,135
Balances, December 31, 2015	140,503	(760,299)	170,699	1,236,355	(515,688)	39,233	310,803
Net income (loss)				(85,667)		5,914	(79,753)
Cash dividends declared:
Noncontrolling interests						(1,702)	(1,702)
Total other comprehensive loss, net of deferred income taxes of $(14,196)					(91,034)	(2,580)	(93,614)
Purchase of subsidiary shares from noncontrolling interest			(5,128)			397	(4,731)
Vesting of restricted stock units and other stock grants, net 80,598 shares	122	(92)	(1,194)				(1,164)
Amortization of unearned stock-based compensation, net of forfeitures			7,724				7,724
Balances, December 31, 2016	$140,625	$(760,391)	$172,101	$1,150,688	$(606,722)	$41,262	$137,563

(a)	In November 2015, the Company reduced the quarterly dividend to $0.051 per share.

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

Inventories
Inventories are stated at the lower of cost or market. Inventories in the U.S. are principally accounted for using the last-in, first-out ("LIFO") method. The Company's remaining inventories are accounted for using the first-in, first-out ("FIFO") or average cost methods. See Note 4, Accounts Receivable and Inventories, for additional information.

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

The Company performs the annual goodwill impairment test as of October 1. The Company has five reporting units, only three of which have goodwill associated with them as of December 31, 2016. Almost all of the Company's goodwill is included in the Harsco Metals & Minerals Segment.

The evaluation of potential goodwill impairment involves comparing the current fair value of each reporting unit to the net book value, including goodwill. The Company uses a discounted cash flow model (“DCF model”) to estimate the current fair value of reporting units, as management believes forecasted operating cash flows are the best indicator of current fair value. A number of significant assumptions and estimates are involved in the preparation of DCF models including future revenues and operating margin growth, the weighted-average cost of capital (“WACC”), tax rates, capital spending, pension funding, the impact of business initiatives, and working capital projections. These assumptions and estimates may vary significantly among reporting units. DCF models are based on approved long-range plans for the early years and historical relationships and projections for later years. WACC rates are derived from internal and external factors including, but not limited to, the average market price of the Company's stock, shares outstanding, book value of the Company's debt, the long-term risk free interest rate, and both market and size-specific risk premiums. Due to the many variables noted above and the relative size of the Company's goodwill, differences in assumptions may have a material impact on the results of the Company's annual goodwill impairment testing. If the net book value of a reporting unit were to exceed the current fair value, the second step of the goodwill impairment test would currently be required to determine if an impairment existed and the amount of goodwill impairment to record, if any. The second step of the goodwill impairment test compares the net book value of a reporting unit's goodwill with the implied fair value of that goodwill. The implied fair value of goodwill represents the excess of fair value of the reporting unit over the fair value amounts assigned to all of the assets and liabilities of the reporting unit if it were to be acquired in a hypothetical business combination and the current fair value of the reporting unit represented the purchase price. As necessary, the Company may use valuation experts to assist with the second step of the goodwill impairment test.

See Note 7, Goodwill and Other Intangible Assets, for additional information.

Impairment of Long-Lived Assets (Other than Goodwill)
Long-lived assets are reviewed for impairment when events and circumstances indicate that the carrying amount of an asset may not be recoverable. Long-lived assets are reviewed for impairment when events and circumstances indicate the book value of an asset may be impaired. The Company's policy is to determine if an impairment loss exists when it is determined that the carrying amount of the asset exceeds the sum of the expected undiscounted future cash flows resulting from use of the asset, and its eventual disposition. Impairment losses are measured as the amount by which the carrying amount of the asset exceeds its fair value, normally as determined in either open market transactions or through the use of a DCF model. Long-lived assets to be disposed of are reported at the lower of the carrying amount or fair value less cost to sell. See Note 17, Other Expenses, for additional information.

Deferred Financing Costs
The Company has incurred debt issuance costs which are recognized as Long-term debt on the Consolidated Balance Sheets. Debt issuance costs are amortized and recognized as interest expense over the contractual term of the related indebtedness or shorter period if appropriate based upon contractual terms. Whenever indebtedness is modified from its original terms, an evaluation is made whether an accounting modification or extinguishment has occurred in order to determine the accounting treatment for debt issuance costs related to the debt modification.
On January 1, 2016, the Company adopted changes issued by the Financial Accounting Standards Board (the "FASB") which required that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct reduction from the carrying amount of that debt liability. See Note 2, Recently Adopted and Recently Issued Accounting Standards for additional information.
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

Harsco Industrial Segment—This Segment sells industrial grating products, high-security fencing, heat exchangers, and heat transfer products. Product revenues are generally recognized when title and risk of loss transfer, and when all of the revenue recognition criteria have been met. Title and risk of loss for domestic shipments generally transfer to the customer at the point of shipment. For export sales, title and risk of loss transfer in accordance with the international commercial terms included in the specific customer contract or purchase order.
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
Certain contracts within the Harsco Rail Segment, which meet specific criteria established in U.S. GAAP, are accounted for as long-term contracts. The Company recognizes revenues on two contracts from the federal railway system of Switzerland ("SBB") based on the percentage-of-completion (units-of-delivery) method of accounting, whereby revenues and estimated average costs of the units to be produced under the contracts are recognized as deliveries are made or accepted. Contract revenues and cost estimates are reviewed and revised, at a minimum quarterly, and adjustments are reflected in the accounting period as such amounts are determined. See Note 4, Accounts Receivable and Inventories, for additional information.

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
See Note 11, Income Taxes, for additional information.
Accrued Insurance and Loss Reserves
The Company retains a significant portion of the risk for U.S. workers' compensation, U.K. employers' liability, automobile, general and product liability losses. During 2016, 2015 and 2014, the Company recorded insurance expense from continuing operations related to these lines of coverage of $15.0 million, $13.6 million and $19.1 million, respectively. Reserves have been recorded that reflect the undiscounted estimated liabilities including claims incurred but not reported. When a recognized liability is covered by third-party insurance, the Company records an insurance claim receivable to reflect the covered liability. Changes in the estimates of the reserves are included in net income (loss) in the period determined. During 2016, 2015 and 2014, the Company recorded retrospective insurance reserve adjustments that decreased pre-tax insurance expense from continuing operations for self-insured programs by $5.4 million, $8.5 million and $7.0 million, respectively. At December 31, 2016 and 2015, the Company has recorded liabilities of $37.1 million and $41.8 million, respectively, related to both asserted as well as unasserted insurance claims. Included in the balances at December 31, 2016 and 2015 were $3.5 million and
$3.4 million, respectively, of recognized liabilities covered by insurance carriers. Amounts estimated to be paid within one year have been included in current caption, Insurance liabilities, with the remainder included in non-current caption, Insurance liabilities, on the Consolidated Balance Sheets.

Warranties
The Company has recorded product warranty reserves of $6.3 million, $7.8 million and $8.9 million at December 31, 2016, 2015 and 2014, respectively. The Company provides for warranties of certain products as they are sold. The following table summarizes the warranty activity for 2016, 2015 and 2014:

(In thousands)	2016	2015	2014
Warranty reserves, beginning of the year	$7,844	$8,886	$9,548
Accruals for warranties issued during the year	6,439	3,656	3,208
Reductions related to pre-existing warranties	(5,611)	(3,042)	(2,680)
Warranties paid	(2,372)	(1,629)	(1,186)
Other (principally foreign currency translation)	(19)	(27)	(4)
Warranty reserves, end of the year	$6,281	$7,844	$8,886
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
See Note 15, Financial Instruments, for additional information.

Earnings Per Share
Basic earnings per share are calculated using the weighted-average shares of common stock outstanding, while diluted earnings per share reflect the dilutive effects of stock-based compensation. Dilutive securities are not included in the computation of loss per share when the Company reports a net loss from continuing operations as the impact would be anti-dilutive. All share and per share amounts are restated for any stock splits and stock dividends that occur prior to the issuance of the financial statements.

See Note 13, Capital Stock, for additional information.

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

2. Recently Adopted and Recently Issued Accounting Standards
The following accounting standards have been adopted in 2016:
On January 1, 2016, the Company adopted changes issued by the FASB related to reporting extraordinary and unusual items. The changes simplified income statement presentation by eliminating the concept of extraordinary items. The changes became effective for the Company on January 1, 2016. The adoption of these changes did not have an impact on the Company's consolidated financial statements.
On January 1, 2016, the Company adopted changes issued by the FASB related to consolidation. The changes updated consolidation analysis and affected reporting entities that are required to evaluate whether they should consolidate certain legal entities. The changes became effective for the Company on January 1, 2016. The adoption of these changes did not have an impact on the Company's consolidated financial statements.
On January 1, 2016, the Company adopted changes issued by the FASB related to simplifying the presentation of debt issuance costs. The changes required that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct reduction from the carrying amount of that debt liability. In August 2015, the FASB added guidance about the presentation and subsequent measurement of debt issuance costs associated with line-of-credit arrangements. The changes became effective for the Company on January 1, 2016. The adoption of these changes resulted in the reclassification of approximately $10 million in deferred financing costs from Other assets to Long-term debt on the Company's consolidated balance sheets for all periods presented. The Company recorded approximately $9 million of additional deferred financing costs, net, during 2016 associated with the Company's debt refinancing. See Note 8, Debt and Credit Agreements, for additional information.

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
On January 1, 2016, the Company adopted changes issued by the FASB simplifying the accounting for measurement period adjustments for business combinations. The changes resulted in an acquirer no longer being required to retrospectively reflect adjustments to provisional amounts during the measurement period as if they were recognized as of the acquisition date. Instead the acquirer would record the effect of the change to the provisional amounts during the measurement period in which the adjustment is identified. The changes also required additional disclosure related to such measurement period adjustments. The changes became effective for the Company on January 1, 2016. The adoption of these changes did not have an impact on the Company's consolidated financial statements; however in the future will have an effect on how the Company reports adjustments to provisional amounts during the measurement period.
In August 2014, the FASB issued changes related to management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The change became effective for the Company for the annual period ending December 31, 2016. The adoption of this change did not have an impact on the Company's consolidated financial statements.
In August 2016, the FASB issued changes to address eight specific cash flow presentation issues with the objective of reducing diversity in practice. The issues identified include: debt prepayments or extinguishment costs; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies (including bank-owned life insurance policies); distributions received from equity method investees; beneficial interests in securitization transactions; and separately identifiable cash flows and application of the predominance principle. During the fourth quarter of 2016, Management early adopted these changes. As a result of the adoption, the only change to the Consolidated statement of cash flows is that all cash costs related to the early extinguishment of the 5.75% Senior Notes due 2018 (the “Notes”) are reflected as financing activities, whereas prior to the adoption, some companies classified such costs as operating activities. The adoption of these changes did not have any impact in the previously issued financial statements.
The following accounting standards have been issued and become effective for the Company at a future date:
In May 2014, the FASB issued changes related to the recognition of revenue from contracts with customers. The changes clarify the principles for recognizing revenue and develop a common revenue standard. The core principle of the changes is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The changes also require additional disclosures related to revenue recognition. In July 2015, the FASB deferred the effective date of these changes by one year, but will permit entities to adopt one year earlier. During 2016, the FASB clarified the implementation guidance for principal versus agent considerations, identifying performance obligations, accounting for intellectual property licenses, collectability, non-cash consideration, the presentation of sales and other similar taxes, introduced practical expedients related to disclosures of remaining performance obligations and other technical corrections and improvements. These changes become effective for the Company on January 1, 2018. Management has not yet finalized its evaluation, but currently believes the most significant impact will be with regard to the timing of revenue recognition associated with the air-cooled heat exchanger product group of the Harsco Industrial Segment and certain equipment sales in the Harsco Rail Segment. The Company currently recognizes revenues on such arrangements upon the completion of the efforts associated with these arrangements, but as a result of these changes, revenue from these arrangements will be recognized over time and increase revenue in earlier periods. Management continues to evaluate the effect of the new standard.
In July 2015, the FASB issued changes related to the simplification of the measurement of inventory. The changes require entities to measure most inventory at the lower of cost and net realizable value, thereby simplifying the current guidance under which an entity must measure inventory at the lower of cost or market. The changes do not apply to inventories that are measured using either the LIFO method or the retail inventory method. The changes become effective for the Company on January 1, 2017. Management has determined that these changes will not have a material impact on the Company's consolidated financial statements.

In November 2015, the FASB issued changes that require deferred tax assets and liabilities to be classified as noncurrent in a classified statement of financial position. The changes apply to all entities that present a classified statement of financial position. The current requirement that deferred tax assets and liabilities of a tax-paying component of an entity be offset and presented as a single amount is not affected. The changes become effective for the Company on January 1, 2017. Had these changes been adopted, the Company's working capital would have decreased by approximately $27 million and $38 million at December 31, 2016 and December 31, 2015, respectively.
In February 2016, the FASB issued changes in accounting for leases. The changes introduce a lessee model that brings most leases on the balance sheet. The changes also align many of the underlying principles of the new lessor model with those in the FASB’s new revenue recognition standard. Furthermore, the changes address other concerns related to the current leases model such as eliminating the requirement in current guidance for an entity to use bright-line tests in determining lease classification. The changes also require lessors to increase the transparency of their exposure to changes in value of their residual assets and how they manage that exposure. The changes become effective for the Company on January 1, 2019. Management is currently evaluating the impact of these changes on its consolidated financial statements.

In March 2016, the FASB issued changes amending the accounting for stock-based compensation and requiring excess tax benefits and shortfalls to be recognized as a component of income tax expense rather than equity. These changes also require excess tax benefits and shortfalls to be presented as an operating activity on the Consolidated statement of cash flows and allows an entity to make an accounting policy election to either estimate expected forfeitures or to account for them as they occur. These changes are effective for reporting periods beginning after December 15, 2016, with early adoption permitted. The Company will adopt these changes in the first quarter of 2017 by recording the cumulative impact of applying these changes to retained earnings, which will be approximately $1 million, related to the Company electing to not estimate forfeitures on stock compensation plans but rather recognize forfeitures as they occur. The inclusion of excess tax benefits and shortfalls as a component of the Company’s income tax expense will increase volatility within the provision for income taxes as the amount of excess tax benefits or deficiencies from stock-based compensation awards are dependent on the Company's stock price at the date an award vests. Had the Company adopted these changes at the beginning of 2016, income tax expense would not have been materially impacted for 2016.

In October 2016, the FASB issued changes which eliminate the requirement to defer the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset has been sold to an outside party. Under the new guidance, an entity should recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The changes become effective for the Company on January 1, 2018 and are to be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. Management is currently evaluating the impact of these changes on its consolidated financial statements.
In November 2016, the FASB issued changes that add or clarify guidance on the classification and presentation of restricted cash in the statement of cash flows. The changes become effective for the Company on January 1, 2019 with early adoption permitted. Management has determined that these changes will not have a material impact on the Company's consolidated financial statements.

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

4. Accounts Receivable and Inventories
Accounts receivable consist of the following:

(In thousands)	December 31 2016	December 31 2015
Trade accounts receivable	$248,354	$280,526
Less: Allowance for doubtful accounts	(11,800)	(25,649)
Trade accounts receivable, net	$236,554	$254,877

Other receivables (a)	$21,053	$30,395

(a)	Other receivables include insurance claim receivables, employee receivables, tax claim receivables and other miscellaneous receivables not included in Trade accounts receivable, net
The decrease in Allowance for doubtful accounts in 2016 is due to the write-off of a previously reserved accounts receivable balances.
The following table reflects the provision for doubtful accounts related to trade accounts receivable for the years ended December 31, 2016, 2015 and 2014:

	Years Ended December 31
(In thousands)	2016	2015	2014
Provision for doubtful accounts related to trade accounts receivable	$(38)	$13,047	$9,892
Inventories consist of the following:

(In thousands)	December 31 2016	December 31 2015
Finished goods	$26,464	$32,586
Work-in-process	22,815	30,959
Contracts-in-process	54,044	55,786
Raw materials and purchased parts	61,450	70,755
Stores and supplies	22,908	26,881
Total inventories	$187,681	$216,967
Valued at lower of cost or market:
LIFO basis	$79,933	$102,309
FIFO basis	64,742	64,760
Average cost basis	43,006	49,898
Total inventories	$187,681	$216,967
Inventories valued on the LIFO basis at December 31, 2016 and 2015 were approximately $33 million and $32 million, respectively, less than the amounts of such inventories valued at current costs. During 2016, as a result of reducing certain inventory quantities valued on a LIFO basis, net income (loss) decreased from that which would have been recorded under the FIFO basis of valuation by $1.3 million. During 2015 there was no significant impact on net income (loss) as a result of reducing certain inventory quantities valued on a LIFO basis. During 2014, as a result of reducing certain inventory quantities valued on the LIFO basis, net income (loss) decreased from that which would have been recorded under the FIFO basis of valuation by $0.1 million.
Contracts-in-process consist of the following:

(In thousands)	December 31 2016	December 31 2015
Contract costs accumulated to date	$90,276	$55,786
Estimated forward loss provisions for contracts-in-process (b)	(36,232)	—
Contracts-in-process (c)	$54,044	$55,786

(b)
To the extent that the estimated forward loss provision exceeds accumulated contract costs it is included in Other current liabilities on the Consolidated Balance Sheets. At December 31, 2016 this amount totaled $6.7 million.

(c)
At December 31, 2016 and December 31, 2015, the Company has $101.1 million and $82.7 million, respectively, of customer advances related to contracts-in-process. These amounts are included in Advances on contracts on the Consolidated Balance Sheets.

During 2016, as a result of increased vendor costs, ongoing discussions with SBB, and increased estimates for commissioning, certification and testing costs, as well as expected settlements with SBB, the Company concluded it will have a loss on the contracts with SBB. The Company recognized an estimated forward loss provision related to the SBB contracts of
$45.1 million for the year ended December 31, 2016 in Costs of products sold on the Consolidated Statements of Operations. There was no estimated forward loss provision at December 31, 2015 or 2014. The estimated forward loss provision represents the Company's best estimate best on currently available information. It is possible that the Company's overall estimate of costs to complete these contracts may increase which would result in an additional estimated forward loss provision at such time, but the Company is unable to estimate any further possible loss or range of loss at December 31, 2016.

The Company recognized $0.2 million and $1.9 million of revenue for the contracts with SBB for the years ended
December 31, 2016 and 2015, respectively, under the percentage-of-completion (units-of-delivery) method. The Company recognized no revenue for the contract with SBB for the year ended December 31, 2014. These revenues did not have a material impact on the Company's gross margins or results of operations for these periods. The Company has not yet recognized any revenue associated with the major equipment deliveries under the contracts with SBB. The majority of the equipment deliveries and related revenue recognition under these contracts are expected in 2017 through 2020.

5. Equity Method Investments

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

In March 2016, the Company elected not to make the quarterly cash payments to the Company's partner in the Infrastructure strategic venture for the remainder of 2016. Instead, the Company transferred approximately 3% of its ownership interest in satisfaction of the Company's 2016 obligation related to the unit adjustment liability. As a result of not making the quarterly cash payments for 2016, the Company's ownership interest in the Infrastructure strategic venture decreased by approximately 3% and the value of the unit adjustment liability was updated to reflect this change. Accordingly, the book value of the Company's equity method investment in Brand decreased by $29.4 million and the unit adjustment liability decreased by
$19.1 million. The resulting net loss of $10.3 million was recognized in Change in fair value to the unit adjustment liability and loss on dilution and sale of equity method investment on the Consolidated Statement of Operations. This net loss was a non-cash expense.
In September 2016, the Company entered into an Omnibus Agreement with CDR Bullseye Holdings, L.P., Bullseye G.P., LLC, Bullseye Partnership, L.P., Bullseye Holdings, L.P. and Brand Energy & Infrastructure Holdings, Inc. (the “Brand Entities”), pursuant to which the Brand Entities repurchased the Company's remaining approximate 26% interest in Brand.
In exchange for the Company's interest, (i) the Company received $145 million in cash, net, and (ii) the requirement for the Company to fund certain obligations to Brand through 2018 were satisfied, the present value of which equaled $20.6 million. In addition, the Company received $1.4 million in accrued but unpaid fees, rent and expenses from the Brand Entities. As a result of the sale, the Company’s obligation to make quarterly payments related to the unit adjustment liability under the terms of a limited partnership agreement that governed the operation of the strategic venture terminated. The Company recognized a loss on the sale of its equity interest in Brand in the amount of $43.5 million which was reflected in Change in fair value to unit adjustment liability and loss on dilution and sale of equity method investment on the Consolidated Statement of Operations.
The Company's equity interest in Brand and book value of the equity investment in Brand at December 31, 2015 were approximately 29% and $250.1 million, respectively. The Company's initial underlying equity in the net assets of Brand, upon consummation of the Infrastructure Transaction, was approximately $225 million. The difference between the initial fair value of the Company's equity method investment in Brand and Company's underlying equity in the net assets of Brand was determined to be equity method goodwill and was not amortized.

The Company's proportionate share of Brand's net income or loss is recorded one quarter in arrears. Brand's summarized balance sheet information at June 30, 2016 and September 30, 2015 and summarized statement of operations information for the period from October 1, 2015 through June 30, 2016, the year ended September 30, 2015 and the period from
November 27, 2013 through September 30, 2014 are summarized as follows:

(In thousands)	June 30 2016	September 30 2015
Summarized Balance Sheet Information of Brand:
Current assets	$896,933	$806,510
Property and equipment , net	884,979	894,537
Other noncurrent assets	1,454,951	1,519,722
Total assets	$3,236,863	$3,220,769

Short-term borrowings, including current portion of long-term debt	$14,402	$68,687
Other current liabilities	341,979	397,759
Long-term debt	1,857,162	1,736,081
Other noncurrent liabilities	351,714	383,638
Total liabilities	2,565,257	2,586,165
Equity	671,606	634,604
Total liabilities and equity	$3,236,863	$3,220,769

(In thousands)	Period From October 1, 2015 Through June 30 2016 (a)	Year Ended September 30 2015	Period From November 27 2013 Through September 30 2014 (b)
Summarized Statement of Operations Information of Brand:
Net revenues	$2,333,561	$2,976,471	$2,559,556
Gross profit	499,005	649,596	559,376
Net income (loss) attributable to Brand Energy & Infrastructure Services, Inc. and Subsidiaries	20,756	605	(4,848)
Harsco's equity in income (loss) of Brand	5,686	175	(1,595)

(a)	The Company's equity method investment in Brand was sold in September 2016; accordingly equity income (loss) was recorded for the period from October 1, 2015 through June 30, 2016.

(b)
The Company's equity method investment in Brand began on November 26, 2013; accordingly, there is only approximately ten months of related equity income (loss). The results of the Harsco Infrastructure Segment from January 1, 2013 through the date of closing are reported in the Company's results of operations for 2013.

For the years ended 2016, 2015 and 2014, the Company recognized $4.7 million, $8.5 million and $9.7 million, respectively, of change in fair value to the unit adjustment liability, exclusive of the fair value adjustment resulting from the decision not to make the quarterly payments in 2016 and the loss related to the sale of the Company's interest, in Change in fair value to the unit adjustment liability and loss on dilution and sale of equity method investment on the Consolidated Statement of Operations. The Consolidated Balance Sheets as of December 31, 2015 included balances related to the unit adjustment liability of $79.9 million in the current and non-current captions, Unit adjustment liability. As a result of the sale of the Company's equity interest in Brand, there were no remaining balances related to the unit adjustment liability at December 31, 2016. A reconciliation of beginning and ending balances related to the unit adjustment liability is included in Note 15, Financial Instruments.

Balances related to transactions between the Company and Brand are as follows:

(In thousands)	December 31 2016	December 31 2015
Balances due from Brand	$—	$1,557
Balances due to Brand	—	21,407

The balances between the Company and Brand, at December 31, 2015, related primarily to transition services and the funding of certain transferred defined benefit pension plan obligations through 2018. As part of the Omnibus Agreement, all remaining balances between Brand and the Company were settled through payment.

6. Property, Plant and Equipment
Property, plant and equipment consist of the following:

(In thousands)	Estimated Useful Lives	December 31 2016	December 31 2015
Land	—	$10,606	$10,932
Land improvements	5-20 years	15,032	15,277
Buildings and improvements (a)	5-40 years	185,657	191,356
Machinery and equipment	3-20 years	1,525,156	1,661,914
Uncompleted construction	—	21,035	36,990
Gross property, plant and equipment		1,757,486	1,916,469
Less: Accumulated depreciation		(1,267,231)	(1,352,434)
Property, plant and equipment, net		$490,255	$564,035
(a)    Buildings and improvements include leasehold improvements that are amortized over the shorter of their useful lives or the initial term of the lease.
Included in the amounts are $8.7 million and $16.0 million of property, plant and equipment under capital leases at December 31, 2016 and 2015, respectively.

7. Goodwill and Other Intangible Assets
Goodwill by Segment
The following table reflects the changes in carrying amounts of goodwill by segment for the years ended December 31, 2016 and 2015:

(In thousands)	Harsco Metals & Minerals Segment	Harsco Industrial Segment	Harsco Rail Segment		Consolidated Totals
Balance at December 31, 2014	$400,006	$6,839	$9,310		$416,155
Changes to goodwill	(493)	(33)	3,490	(a)	2,964
Foreign currency translation	(18,752)	—	—		(18,752)
Balance at December 31, 2015	380,761	6,806	12,800		400,367
Changes to goodwill	—	33	226		259
Foreign currency translation	(18,375)	—	—		(18,375)
Balance at December 31, 2016	$362,386	$6,839	$13,026		$382,251

(a)	Changes to goodwill in the Harsco Rail Segment relate to the acquisitions of Protran and JK Rail. See Note 3, Acquisitions, for additional information.

The Company's methodology for determining reporting unit fair value is described in Note 1, Summary of Significant Accounting Policies. Performance of the Company's 2016 annual impairment test did not result in impairment of any of the Company's reporting units.

Intangible Assets
Intangible assets totaled $41.6 million, net of accumulated amortization of $153.5 million at December 31, 2016 and
$53.1 million, net of accumulated amortization of $148.7 million at December 31, 2015. The following table reflects these intangible assets by major category:

	December 31, 2016		December 31, 2015
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer related	$146,840	$112,610	$153,287	$111,227
Patents	5,729	5,534	5,882	5,495
Technology related	25,687	25,634	25,559	23,089
Trade names	8,306	4,529	8,303	4,194
Other	8,512	5,200	8,701	4,669
Total	$195,074	$153,507	$201,732	$148,674

Amortization expense for intangible assets was $7.9 million, $8.8 million and $9.9 million for 2016, 2015 and 2014, respectively. The following table shows the estimated amortization expense for the next five fiscal years based on current intangible assets.

(In thousands)	2017	2018	2019	2020	2021
Estimated amortization expense (b)	$5,000	$4,750	$4,500	$4,250	$4,000

(b)	These estimated amortization expense amounts do not reflect the potential effect of future foreign currency exchange rate fluctuations.

8. Debt and Credit Agreements
The Company has a multi-year revolving credit facility (the "Revolving Credit Facility") that is available for use throughout the world. The following table illustrates the amount outstanding under the Revolving Credit Facility and available credit at December 31, 2016.

	December 31, 2016
(In thousands)	Facility Limit	Outstanding Balance	Outstanding Letters of Credit	Available Credit
Revolving Credit Facility (a U.S.-based program)	$400,000	$98,000	$43,549	$258,451
On December 2, 2015, the Company entered into (i) an amendment and restatement agreement and (ii) a second amended and restated credit agreement (together, the “Financing Agreements”). The Financing Agreements increased the Company's overall borrowing capacity from $500 million to $600 million by (i) amending and restating the Company’s then existing credit agreement, (ii) establishing a term loan A facility in an initial aggregate principal amount of $250 million, by converting a portion of the outstanding balance under the then existing credit agreement on a dollar-for-dollar basis and (iii) reducing the Revolving Credit Facility limit to $350 million.

During September 2016, the Company received approximately $145 million in cash, net, from its sale of its remaining 26% equity interest in the Infrastructure strategic venture. The Company used these proceeds to repay $85.0 million on the term loan A facility and $60.0 million on the Revolving Credit Facility. Related to the repayment of the term loan A facility, the Company expensed $1.1 million of previously deferred financing costs.

In November 2016, the Company entered into a new senior secured credit facility (the “Senior Secured Credit Facility”), consisting of a $400 million Revolving Credit Facility and a $550 million term loan B facility (the "Term Loan Facility"). Upon closing of the Senior Secured Credit Facility, the Company amended and extended the existing Revolving Credit Facility, repaid the existing term loan A facility and redeemed, satisfied and discharged the Notes in accordance with the indenture governing the Notes. As a result, a charge of $35.3 million was recorded during the fourth quarter of 2016 consisting principally of the cost of early extinguishment of the Notes and the write-off of unamortized deferred financing costs associated with the Company’s existing Financing Agreements and the Notes, and is reflected in the financing activities section of the Consolidated Statements of Cash Flows as a reduction of long-term debt.
Borrowings under the Revolving Credit Facility bear interest at a rate per annum ranging from 87.5 to 200 basis points over the base rate or 187.5 to 300 basis points over the adjusted London Interbank Offered Rate ("LIBOR") as defined in the credit agreement governing the Senior Secured Credit Facility (the "Credit Agreement"). Any principal amount outstanding under the Revolving Credit Facility is due and payable on the maturity of the Revolving Credit Facility. The Revolving Credit Facility matures on November 2, 2021. Additionally, upon the completion of the potential sale or separation of the Harsco Metals & Minerals Segment, the Revolving Credit Facility would be reduced, if necessary, to reflect a consolidated net debt to consolidated adjusted EBITDA ratio of 2.5 to 1.0 on a pro-forma basis.
Borrowings under the Term Loan Facility bear interest at a rate per annum ranging from 375 to 400 basis points over the base rate or 475 to 500 basis points over the adjusted LIBOR rate, subject to a 1% floor, as defined in the Credit Agreement. The Term Loan Facility requires scheduled quarterly payments, each equal to 0.25% of the original principal amount of the loans under the Term Loan Facility made on the closing date. These payments are reduced by the application of any prepayments, and any remaining balance is due and payable on the maturity of the Term Loan Facility. The Term Loan Facility matures on November 2, 2023.
The Credit Agreement requires certain mandatory prepayments of the Term Loan Facility, subject to certain exceptions, based on net cash proceeds of certain sales or distributions of assets, as well as certain casualty and condemnation events, in some cases subject to reinvestment rights and certain other exceptions; net cash proceeds of any issuance of debt, excluded permitted debt issuances; and a percentage of excess cash flow, as defined by the Credit Agreement, during a fiscal year.

The Senior Secured Credit Facility imposes certain restrictions including, but not limited to, restrictions as to types and amounts of debt of liens that may be incurred by the Company; limitations on increases in dividend payments and limitations on certain acquisitions by the Company.
With respect to the Senior Secured Facility, the obligations of the Company are guaranteed by substantially all of the Company’s current and future wholly-owned domestic subsidiaries (“Guarantors”). All obligations under the Senior Credit Facility, and the guarantees of those obligations, are secured, subject to certain exceptions, by substantially all of the Company’s assets and the assets of the Guarantors.

In January 2017, the Company entered into a series of fixed-floating interest rate swaps that cover the period from 2018 through 2021, and had the effect of converting $300 million of the Term Loan Facility from floating-rate to fixed-rate.   The fixed rates provided by the swaps replace the adjusted LIBOR rate in the interest calculation, range from 1.65% for 2018 to 2.71% for 2021.

At December 31, 2016, the Company had $648.0 million of borrowings under the Senior Secured Credit Facility consisting of $550.0 million under the Term Loan Facility and $98.0 million under the Revolving Credit Facility. At December 31, 2016, of these balances $642.5 million was classified as Long-term debt and $5.5 million was classified as Current maturities of long-term debt on the Consolidated Balance Sheets. At December 31, 2015, the Company had $415.0 million of borrowings under the Financing Agreements consisting of $250.0 million under the term loan A facility and $165.0 million under the Revolving Credit Facility. At December 31, 2015, of these balances $380.5 million was classified as Long-term debt, $22.0 million was classified as Short-term borrowings and $12.5 million was classified as Current maturities of long-term debt on the Consolidated Balance Sheets.
Short-term borrowings amounted to $4.3 million and $30.2 million at December 31, 2016 and 2015, respectively. At December 31, 2016, Short-term borrowings consist primarily of bank overdrafts. At December 31, 2015, Short-term borrowings consist primarily of $22.0 million of Revolving Credit Facility borrowings and bank overdrafts. The weighted-average interest rate for short-term borrowings at December 31, 2016 and 2015 was 6.2% and 4.3%, respectively.
Long-term debt consists of the following:

(In thousands)	December 31 2016	December 31 2015
5.75% notes due May 15, 2018	$—	$449,005
Senior Secured Credit Facilities:
Term Loan A Facility with an interest rate of 2.9% at December 31, 2015	—	250,000
Term Loan B Facility with an interest rate of 6.0% at December 31, 2016	550,000
Revolving Credit Facility with an average interest rate of 3.6% and 3.2% at December 31, 2016 and 2015, respectively	98,000	143,000
Other financing payable (including capital leases) in varying amounts due principally through 2017 with a weighted-average interest rate of 5.7% and 5.6% at December 31, 2016 and 2015, respectively	25,410	38,830
Total debt obligations	673,410	880,835
Less: deferred financing costs	(18,597)	(10,130)
Total debt obligations, net of deferred financing costs	654,813	870,705
Less: current maturities of long-term debt	(25,574)	(25,084)
Long-term debt	$629,239	$845,621
The maturities of long-term debt for the four years following December 31, 2017 are as follows:

(In thousands)
2018	$9,924
2019	6,217
2020	5,664
2021	103,531
Cash payments for interest on debt were $49.6 million, $44.4 million and $44.2 million in 2016, 2015 and 2014, respectively.
The Credit Agreement contains a consolidated net debt to consolidated adjusted earnings before interest, tax, depreciation and amortization ("EBITDA") ratio covenant, which is not to exceed 4.0 to 1.0, and a minimum consolidated adjusted EBITDA to consolidated interest charges ratio covenant, which is not to be less than 3.0 to 1.0. The consolidated net debt to consolidated adjusted EBITDA ratio covenant is reduced to 3.75 to 1.0 after December 31, 2016 and to 3.5 to 1.0 after December 31, 2017. At December 31, 2016, the Company was in compliance with these and all other covenants.

9. Operating Leases
The Company leases certain property and equipment under noncancelable operating leases. Rental expense under such operating leases was $16.9 million, $18.9 million and $19.7 million in 2016, 2015 and 2014, respectively.
Future minimum payments under operating leases with noncancelable terms are as follows:

(In thousands)
2017	$12,482
2018	9,187
2019	7,429
2020	6,434
2021	5,040
After 2021	16,932
Total minimum rentals to be received in the future under noncancelable subleases at December 31, 2016 are $1.1 million.

10. Employee Benefit Plans
Pension Benefits
The Company has defined benefit pension plans covering a substantial number of employees. The defined benefits for salaried employees generally are based on years of service and the employee's level of compensation during specified periods of employment. Defined benefit pension plans covering hourly employees generally provide benefits of stated amounts for each year of service. The multiemployer pension plans ("MEPPs"), in which the Company participates, provide benefits to certain unionized employees. The Company's funding policy for qualified plans is consistent with statutory regulations and customarily equals the amount deducted for income tax purposes. Periodic voluntary contributions are made, as recommended, by the Company's Pension Committee. The Company's policy is to amortize prior service costs of defined benefit pension plans over the average future service period of active plan participants.
For most U.S. defined benefit pension plans and a majority of international defined benefit pension plans, accrued service is no longer granted. In place of these plans, the Company has established defined contribution plans providing for the Company to contribute a specified matching amount for participating employees' contributions to the plan. For U.S. employees, this match is made on employee contributions up to 4% of eligible compensation. Additionally, the Company may provide a discretionary contribution for eligible employees. There have been no discretionary contributions provided for the years 2016, 2015 and 2014. For non-U.S. employees, this match is up to 6% of eligible compensation with an additional 2% going towards insurance and administrative costs.
Net periodic pension cost ("NPPC") for U.S. and international plans for 2016, 2015 and 2014 is as follows:

	U.S. Plans			International Plans
(In thousands)	2016	2015	2014	2016	2015	2014
Defined benefit pension plans:
Service cost	$3,783	$2,889	$2,233	$1,585	$1,648	$1,610
Interest cost	10,165	12,357	12,868	26,822	36,282	43,230
Expected return on plan assets	(14,402)	(16,812)	(16,786)	(42,979)	(50,091)	(49,927)
Recognized prior service costs	63	81	90	189	188	184
Recognized losses	5,493	4,919	3,352	12,002	16,875	14,102
Settlement/curtailment loss (gain)	276	—	—	79	(23)	60
Defined benefit pension plan cost (income)	5,378	3,434	1,757	(2,302)	4,879	9,259
Multiemployer pension plans	636	853	1,199	1,368	1,463	1,762
Defined contribution plans	3,833	3,921	4,704	5,807	6,765	8,033
Net periodic pension cost	$9,847	$8,208	$7,660	$4,873	$13,107	$19,054

The change in the financial status of the defined benefit pension plans and amounts recognized on the Consolidated Balance Sheets at December 31, 2016 and 2015 are as follows:

	U.S. Plans		International Plans
(In thousands)	2016	2015	2016	2015
Change in benefit obligation:
Benefit obligation at beginning of year	$307,390	$325,319	$900,104	$1,049,603
Service cost	3,783	2,889	1,585	1,648
Interest cost	10,165	12,357	26,822	36,282
Plan participants' contributions	—	—	68	61
Amendments	—	—	—	47
Actuarial (gain) loss	5,223	(14,417)	194,469	(85,028)
Settlements/curtailments	—	—	(1,527)	(250)
Benefits paid	(20,909)	(18,758)	(32,079)	(38,197)
Effect of foreign currency	—	—	(137,082)	(64,062)
Benefit obligation at end of year	$305,652	$307,390	$952,360	$900,104
Change in plan assets:
Fair value of plan assets at beginning of year	$208,870	$233,350	$755,966	$791,045
Actual return on plan assets	15,289	(8,011)	105,027	22,602
Employer contributions	2,021	2,289	17,192	27,402
Plan participants' contributions	—	—	68	61
Settlements/curtailments	—	—	(1,527)	(250)
Benefits paid	(20,909)	(18,758)	(31,485)	(37,693)
Effect of foreign currency	—	—	(112,498)	(47,201)
Fair value of plan assets at end of year	$205,271	$208,870	$732,743	$755,966

Funded status at end of year	$(100,381)	$(98,520)	$(219,617)	$(144,138)
Amounts recognized on the Consolidated Balance Sheets for defined benefit pension plans consist of the following at December 31, 2016 and 2015:

	U.S. Plans		International Plans
	December 31		December 31
(In thousands)	2016	2015	2016	2015
Noncurrent assets	$668	$229	$1,118	$1,229
Current liabilities	2,278	2,072	505	479
Noncurrent liabilities	98,771	96,678	220,230	144,888
Accumulated other comprehensive loss before tax	161,075	162,571	434,868	376,641
Amounts recognized in Accumulated other comprehensive loss, before tax, for defined benefit pension plans consist of the following at December 31, 2016 and 2015:

	U.S. Plans		International Plans
(In thousands)	2016	2015	2016	2015
Net actuarial loss	$161,042	$162,475	$433,626	$375,725
Prior service cost	33	96	1,242	916
Total	$161,075	$162,571	$434,868	$376,641
The estimated amounts that will be amortized from Accumulated other comprehensive loss into defined benefit pension plan NPPC in 2017 are as follows:

(In thousands)	U.S. Plans	International Plans
Net actuarial loss	$5,701	$15,627
Prior service cost	33	175
Total	$5,734	$15,802
The Company's estimate of expected contributions to be paid in 2017 for the U.S. and international defined benefit plans are $6.3 million and $16.6 million, respectively.

Future Benefit Payments
The expected benefit payments for defined benefit pension plans over the next ten years are as follows:

(In millions)	2017	2018	2019	2020	2021	2022-2026
U.S. Plans	$19.8	$19.3	$19.0	$19.0	$19.0	$95.0
International Plans	32.7	33.6	34.5	35.9	37.4	203.2

Net Periodic Pension Cost and Defined Benefit Pension Obligation Assumptions
The weighted-average actuarial assumptions used to determine the defined benefit pension plan NPPC for 2016, 2015 and 2014 were as follows:

	U.S. Plans December 31			International Plans December 31			Global Weighted-Average December 31
	2016	2015	2014	2016	2015	2014	2016	2015	2014
Discount rates	4.2%	3.9%	4.7%	3.8%	3.7%	4.7%	3.9%	3.7%	4.7%
Expected long-term rates of return on plan assets	7.3%	7.5%	7.5%	6.5%	6.8%	6.8%	6.7%	7.0%	7.0%
Rates of compensation increase	3.0%	3.0%	3.0%	3.2%	3.2%	3.4%	3.2%	3.2%	3.4%
The expected long-term rates of return on defined benefit pension plan assets for the 2017 NPPC are 7.3% for the U.S. plans and 5.9% for the international plans. The expected global long-term rate of return on assets for 2017 is 6.2%.
The weighted-average actuarial assumptions used to determine the defined benefit pension plan obligations at
December 31, 2016 and 2015 were as follows:

	U.S. Plans		International Plans		Global Weighted-Average
	December 31		December 31		December 31
	2016	2015	2016	2015	2016	2015
Discount rates	4.0%	4.2%	2.8%	3.8%	3.1%	3.9%
Rates of compensation increase	—%	3.0%	3.3%	3.2%	3.3%	3.2%
The U.S. discount rate was determined using a yield curve that was produced from a universe containing approximately 700 U.S. dollar-denominated, AA-graded corporate bonds, all of which were noncallable (or callable with make-whole provisions), and excluding the10% of the bonds with the highest yields and the 10% with the lowest yields within each maturity group. The discount rate was then developed as the level-equivalent rate that would produce the same present value as that using spot rates to discount the projected benefit payments. For international plans, the discount rate is aligned to corporate bond yields in the local markets, normally AA-rated corporations. The process and selection seeks to approximate the cash inflows with the timing and amounts of the expected benefit payments.
The Company changed the method utilized to estimate the service cost and interest cost components of NPPC for defined benefit pension plans for 2016 and later. The more precise application of discount rates for measuring both service costs and interest costs employs yield curve spot rates on a year-by-year expected cash flow basis, using the same yield curves that the Company has previously used. This change in method represents a change in accounting estimate and has been accounted for in the period of change. This change in method decreased the Company's NPPC by approximately $7 million for 2016, compared to what NPPC would have been under the prior method.

Accumulated Benefit Obligation
The accumulated benefit obligation for all defined benefit pension plans at December 31, 2016 and 2015 was as follows:

	U.S. Plans		International Plans
	December 31		December 31
(In millions)	2016	2015	2016	2015
Accumulated benefit obligation	$305.7	$307.4	$946.3	$894.8

Defined Benefit Pension Plans with Accumulated Benefit Obligation in Excess of Plan Assets
The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for defined benefit pension plans with accumulated benefit obligations in excess of plan assets at December 31, 2016 and 2015 were as follows:

	U.S. Plans		International Plans
	December 31		December 31
(In millions)	2016	2015	2016	2015
Projected benefit obligation	$296.7	$297.5	$913.0	$876.9
Accumulated benefit obligation	296.7	297.5	910.0	871.9
Fair value of plan assets	195.6	198.8	694.9	731.6
The asset allocations attributable to the Company's U.S. defined benefit pension plans at December 31, 2016 and 2015, and the long-term target allocation of plan assets, by asset category, are as follows:

	Target Long-Term Allocation	Percentage of Plan Assets December 31
U.S. Plans Asset Category		2016	2015
Domestic equity securities	33%-43%	39.7%	37.2%
International equity securities	14%-24%	18.5%	18.5%
Fixed income securities	28%-38%	30.9%	32.6%
Cash and cash equivalents	Less than 5%	1.0%	1.7%
Other (a)	5%-15%	9.9%	10.0%

(a)	Investments within this caption include diversified global asset allocation funds.
Defined benefit pension plan assets are allocated among various categories of equities, fixed income securities and cash and cash equivalents with professional investment managers whose performance is actively monitored. The primary investment objective is long-term growth of assets in order to meet present and future benefit obligations. The Company periodically conducts an asset/liability modeling study and accordingly adjusts investments among and within asset categories to ensure the long-term investment strategy is aligned with the profile of benefit obligations.
The Company reviews the long-term expected return on asset assumption on a periodic basis taking into account a variety of factors including the historical investment returns achieved over a long-term period, the targeted allocation of plan assets and future expectations based on a model of asset returns for an actively managed portfolio. The model simulates 1,000 different capital market results over 20 years. For both 2017 and 2016, the expected return-on-asset assumption for U.S. defined benefit pension plans was 7.3%.
The U.S. defined benefit pension plans' assets include 450,000 shares of the Company's common stock at both
December 31, 2016 and 2015, valued at $6.1 million and $3.5 million, respectively. These shares represented 3.0% and 1.7% of total U.S. plan assets at December 31, 2016 and 2015, respectively. There was less than $0.1 million of dividends paid to the U.S. defined benefit pension plan on the Company's common stock during 2016. Dividends paid to the U.S. defined benefit pension plan on the Company's common stock amounted to $0.4 million in 2015.
The asset allocations attributable to the Company's international defined benefit pension plans at December 31, 2016 and 2015 and the long-term target allocation of plan assets, by asset category, are as follows:

International Plans Asset Category	Target Long-Term Allocation	Percentage of Plan Assets December 31
		2016	2015
Equity securities	32.5%	37.1%	33.7%
Fixed income securities	42.5%	43.9%	43.3%
Cash and cash equivalents	—	0.3%	0.3%
Other (b)	25.0%	18.7%	22.7%
(b) Investments within this caption include diversified growth funds, real estate funds and infrastructure funds.
International defined benefit pension plan assets at December 31, 2016 in the U.K. defined benefit pension plan amounted to approximately 94% of the international defined benefit pension plan assets. The U.K. plan assets are allocated among various categories of equities, fixed income securities and cash and cash equivalents with professional investment managers whose performance is actively monitored. The primary investment objective is long-term growth of assets in order to meet present and future benefit obligations. The Company periodically conducts asset/liability modeling studies and accordingly adjusts investment amounts within asset categories to ensure the long-term investment strategy is aligned with the profile of benefit obligations.

For the international long-term rate of return assumption, the Company considered the current level of expected returns in risk-free investments (primarily government bonds); the historical level of the risk premium associated with other asset classes in which the portfolio is invested; and the expectations for future returns of each asset class and plan expenses. The expected return for each asset class was then weighted based on the target asset allocation to develop the expected long-term rate of return on assets. The 2017 and 2016, the expected return on asset assumption for the U.K. plan was 5.8% and 6.6%, respectively. The remaining international defined benefit pension plans, with plant assets representing approximately 6% of the international defined benefit pension plan assets, are under the guidance of professional investment managers and have similar investment objectives.
The fair values of the Company's U.S. defined benefit pension plans' assets at December 31, 2016 by asset class are as follows:

(In thousands)	Total	Level 1	Level 2
Domestic equities:
Common stocks	$27,339	$27,339	$—
Mutual funds—equities	54,102	9,928	44,174
International equities—mutual funds	37,948	37,948	—
Fixed income investments:
U.S. Treasuries and collateralized securities	14,240	—	14,240
Corporate bonds and notes	11,457	11,457	—
Mutual funds—bonds	37,745	11,927	25,818
Other—mutual funds	20,346	20,346	—
Cash and money market accounts	2,094	2,094	—
Total	$205,271	$121,039	$84,232
The fair values of the Company's U.S. defined benefit pension plans' assets at December 31, 2015 by asset class are as follows:

(In thousands)	Total	Level 1	Level 2
Domestic equities:
Common stocks	$35,619	$35,619	$—
Mutual funds—equities	42,093	11,595	30,498
International equities—mutual funds	38,787	38,787	—
Fixed income investments:
U.S. Treasuries and collateralized securities	15,506	—	15,506
Corporate bonds and notes	12,987	12,987	—
Mutual funds—bonds	39,594	12,094	27,500
Other—mutual funds	20,803	20,803	—
Cash and money market accounts	3,481	3,481	—
Total	$208,870	$135,366	$73,504
The fair values of the Company's international defined benefit pension plans' assets at December 31, 2016 by asset class are as follows:

(In thousands)	Total	Level 1	Level 2	Level 3
Equity securities:
Mutual funds—equities	$272,070	$—	$272,070	$—
Fixed income investments:
Mutual funds—bonds	314,098	—	314,098	—
Insurance contracts	7,657	—	7,657	—
Other:
Real estate funds/limited partnerships	23,714	—	23,714	—
Other mutual funds	113,345	—	113,345	—
Cash and money market accounts	1,859	1,859	—	—
Total	$732,743	$1,859	$730,884	$—

The fair values of the Company's international defined benefit pension plans' assets at December 31, 2015 by asset class are as follows:

(In thousands)	Total	Level 1	Level 2	Level 3
Equity securities:
Mutual funds—equities	$255,937	$—	$255,937	$—
Fixed income investments:
Mutual funds—bonds	320,259	—	320,259	—
Insurance contracts	7,306	—	7,306	—
Other:
Real estate funds / limited partnerships	52,313	—	27,951	24,362
Other mutual funds	117,646	—	117,646	—
Cash and money market accounts	2,505	2,505	—	—
Total	$755,966	$2,505	$729,099	$24,362
The following table summarizes changes in the fair value of Level 3 assets in international defined benefit pension plans for 2016, 2015 and 2014:

Level 3 Asset Changes for the Twelve Months Ended December 31
(In thousands)	2016	2015	2014
Real Estate Limited Partnership:
Balance at beginning of year	$24,362	$22,647	$20,423
Contributions to partnership	—	109	385
Cash distributions received	—	(10,062)	(1,614)
Actual return related to plan assets	(2,387)	11,668	3,453
Liquidation of investment	(21,975)	—	—
Balance at end of year	$—	$24,362	$22,647
Following is a description of the valuation methodologies used for the defined benefit pension plans' investments measured at fair value:

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

Multiemployer Pension Plans
The Company, through the Harsco Metals & Minerals Segment, contributes to several MEPPs under the terms of collective-bargaining agreements that cover union-represented employees, many of whom are temporary in nature. The Company's total contributions to MEPPs were $2.0 million, $2.5 million and $3.0 million for the years ended December 31, 2016, 2015 and 2014, respectively.

11. Income Taxes
Income (loss) from continuing operations before income taxes and equity income (loss) as reported on the Consolidated Statements of Operations consists of the following:

(In thousands)	2016	2015	2014
U.S.	$(99,939)	$16,169	$22,951
International	20,468	18,646	(8,813)
Total income (loss) from continuing operations before income taxes and equity income (loss)	$(79,471)	$34,815	$14,138
Income tax expense as reported on the Consolidated Statements of Operations consists of the following:

(In thousands)	2016	2015	2014
Income tax expense (benefit):
Currently payable:
U.S. federal	$(4,088)	$408	$5,622
U.S. state	365	546	557
International	18,014	23,095	14,569
Total income taxes currently payable	14,291	24,049	20,748
Deferred U.S. federal	(8,195)	2,651	3,447
Deferred U.S. state	2,238	812	893
Deferred international	(1,697)	166	5,278
Total income tax expense	$6,637	$27,678	$30,366
Cash payments for income taxes were $14.6 million, $18.9 million and $36.0 million for 2016, 2015 and 2014, respectively.
A reconciliation of the normal expected statutory U.S. federal income tax expense (benefit) to the actual income tax expense as reported on the Consolidated Statements of Operations is as follows:

(In thousands)	2016	2015	2014
U.S. federal income tax	$(27,815)	$12,185	$4,949
U.S. state income taxes, net of federal income tax benefit	(355)	496	713
U.S. domestic manufacturing deductions and credits	(661)	(2,504)	(1,882)
Capital loss on sale of equity interest in Brand with no realizable tax benefit	16,106	—	—
Difference in effective tax rates on international earnings and remittances	2,006	5,095	4,397
Uncertain tax position contingencies and settlements	(1,886)	1,416	(5,298)
Changes in realization on beginning of the year deferred tax assets	1,978	923	2,283
Forward Loss Provisions in SBB Contract with no realizable tax benefits	15,768	—	—
Restructuring and impairment charges with no realizable tax benefits	—	8,508	21,969
U.S. non-deductible expenses	724	874	1,216
(Income) loss related to the Infrastructure Transaction	(644)	580	2,592
Cumulative effect of change in statutory tax rates/laws	(388)	340	246
Income (loss) from unconsolidated entities	2,098	62	(587)
Other, net	(294)	(297)	(232)
Total income tax expense	$6,637	$27,678	$30,366

At December 31, 2016, 2015 and 2014, the Company's annual effective income tax rate on income from continuing operations was (8.4)%, 79.5% and 214.8%, respectively.

The Company’s international income from continuing operations before income taxes and equity income (loss) was
$20.5 million and $18.6 million for the years ended December 31, 2016 and 2015, respectively. This includes the estimated forward loss provision related to the SBB contracts of $45.1 million in 2016 and non-recurring impairment charges of
$24.3 million in 2015, on which no tax benefit was recognized because the losses occurred in entities where it is not more likely than not that the tax benefit will be realized. The Company’s differences in effective tax rates on international earnings and remittances for 2016 and 2015 was $2.0 million and $5.1 million, respectively. This decrease is primarily due to the change in the mix of earnings between jurisdictions. The above factors together with the non-recurring expiration of statute of limitations for uncertain tax positions in certain jurisdictions and the realization on beginning of year deferred tax assets in 2016 decreased the Company’s total international income tax expense, including discrete items, from $23.3 million in 2015 to $16.3 million in 2016.

The Company's loss from continuing operations before income taxes and equity income (loss) attributable to the U.S. was $99.9 million for the year ended December 31, 2016 compared to income from continuing operations before income taxes and equity (loss) attributable to the U.S. of $16.2 million for the year ended December 31, 2015. The loss in 2016 is due principally to the capital loss on the sale of the Company’s equity interest in Brand and the loss on early extinguishment of debt. A valuation allowance of $16.1 million was established for the deferred tax asset resulting from the capital loss on the sale of the Company's equity interest in Brand, because it is not more likely than not that the benefit will be realized in the future. However, the net operating loss created by the loss on early extinguishment of debt will be realized through a carryback to prior years with taxable income. The Company expects to have taxable income in future periods in the U.S.
The tax effects of the temporary differences giving rise to the Company's deferred tax assets and liabilities at December 31, 2016 and 2015 are as follows:

	2016		2015
(In thousands)	Asset	Liability	Asset	Liability
Depreciation and amortization	$—	$10,089	$—	$11,474
Expense accruals	23,300	—	24,538	—
Inventories	6,611	—	5,588	—
Provision for receivables	1,015	—	1,049	—
Deferred revenue	—	1,852	—	1,904
Operating loss carryforwards	80,178	—	77,151	—
Foreign tax credit carryforwards	26,347	—	19,199	—
Capital loss carryforwards	18,163	—	2,102	—
Pensions	74,506	—	66,675	—
Currency adjustments	17,597	—	28,589	—
Equity investment in Infrastructure strategic venture	—	—	—	10,688
Unit adjustment liability	—	—	29,491	—
Post-retirement benefits	760	—	869	—
Stock based compensation	5,812	—	4,790	—
Other	7,206	—	3,656	—
Subtotal	261,495	11,941	263,697	24,066
Valuation allowance	(146,097)	—	(110,680)	—
Total deferred income taxes	$115,398	$11,941	$153,017	$24,066
The deferred tax asset and liability balances recognized on the Consolidated Balance Sheets at December 31, 2016 and 2015 are as follows:

(In thousands)	2016	2015
Other current assets	$27,415	$38,899
Other assets	78,944	102,914
Other current liabilities	281	767
Deferred income taxes	2,621	12,095
At December 31, 2016, the tax-effected amount of net operating loss carryforwards ("NOLs") totaled $80.2 million. Tax-effected NOLs from international operations are $68.6 million. Of that amount, $56.7 million can be carried forward indefinitely, and $11.9 million will expire at various times between 2017 and 2032. Tax-effected U.S. state NOLs are $11.6 million. Of that amount, $1.4 million expire at various times between 2017 and 2020, $3.6 million expire at various times between 2021 and 2025, $3.3 million expire at various times between 2026 and 2030, and $3.3 million expire at various times between 2031 and 2036. At December 31, 2016, the tax-effected amount of capital loss carryforwards totaled $18.2 million which expire between 2018 and 2021.

The valuation allowances of $146.1 million and $110.7 million at December 31, 2016 and 2015, respectively, related principally to deferred tax assets for pension liabilities, NOLs, capital losses, foreign currency translation and foreign investment tax credits that are uncertain as to realizability. In 2016, the Company recorded a valuation allowance of
$16.1 million related to capital loss on sale of the Company's equity interest in Brand, $13.5 million related to estimated forward loss provisions related to the SBB contracts, and current year pension adjustments of $19.2 million recorded through Accumulated other comprehensive loss. This was partially offset by the reduction from the effects of foreign currency translation adjustments and the decrease related to U.K. and France tax rate changes. In 2015, the Company recorded a net decrease in the valuation allowance of $16.1 million related to pension adjustments recorded through Accumulated other comprehensive loss, the decrease from foreign currency translation in the amount of $11.5 million and a $6.3 million decrease related to a U.K. tax rate change. This was partially offset by a net increase of $13.2 million related to losses in certain jurisdictions where the Company determined that it is more likely than not that these assets will not be realized.
The Company has not provided U.S. income taxes on certain non-U.S. subsidiaries' undistributed earnings as such amounts are indefinitely reinvested outside the U.S. At December 31, 2016 and 2015, such earnings were approximately $528 million and $547 million, respectively. It is not practical to determine the deferred income tax liability on these earnings if, in the future, they are remitted to the U.S. because the income tax liability to be incurred, if any, is dependent on circumstances existing when remittance occurs.
The Company recognizes accrued interest and penalty expense related to unrecognized income tax benefits in income tax expense. During 2016 and 2014, the Company recognized an income tax benefit of $1.7 million and $2.1 million, respectively, for interest and penalties primarily due to the expiration of statutes of limitation and resolution of examinations. The Company did not recognize any income tax benefit for interest and penalties during 2015. The Company has accrued $1.1 million,
$2.8 million and $2.8 million for the payment of interest and penalties at December 31, 2016, 2015 and 2014 respectively.
A reconciliation of the change in the unrecognized income tax benefits balance from January 1, 2014 to December 31, 2016 is as follows:

(In thousands)	Unrecognized Income Tax Benefits	Deferred Income Tax Benefits	Unrecognized Income Tax Benefits, Net of Deferred Income Tax Benefits
Balances, January 1, 2014	$17,549	$(198)	$17,351
Additions for tax positions related to the current year (includes currency translation adjustment)	288	(2)	286
Additions for tax positions related to prior years (includes currency translation adjustment)	156	(55)	101
Other reductions for tax positions related to prior years	(3,056)	—	(3,056)
Statutes of limitation expirations	(2,481)	143	(2,338)
Balance at December 31, 2014	12,456	(112)	12,344
Additions for tax positions related to the current year (includes currency translation adjustment)	(483)	(2)	(485)
Additions for tax positions related to prior years (includes currency translation adjustment)	1,249	(4)	1,245
Other reductions for tax positions related to prior years	(7,846)	—	(7,846)
Statutes of limitation expirations	(173)	59	(114)
Settlements	(42)	15	(27)
Balance at December 31, 2015	5,161	(44)	5,117
Additions for tax positions related to the current year (includes currency translation adjustment)	744	(1)	743
Additions for tax positions related to prior years (includes currency translation adjustment)	358	(14)	344
Other reductions for tax positions related to prior years	(837)	—	(837)
Statutes of limitation expirations	(817)	27	(790)
Settlements	(27)	2	(25)
Total unrecognized income tax benefits that, if recognized, would impact the effective income tax rate at December 31, 2016	$4,582	$(30)	$4,552
Included in the other reductions for tax positions related to prior year for 2015 is $7.8 million resulting from the adjustment by a foreign tax authority as a result of tax audit. The unrecognized tax benefit was related to a net operating loss carryforward that carried a full valuation allowance. As a result, the related deferred tax asset was decreased by the same amount.

Within the next twelve months, it is reasonably possible that up to $0.9 million of unrecognized income tax benefits will be recognized upon settlement of tax examinations and the expiration of various statutes of limitations.
The Company files income tax returns as prescribed by the tax laws of the jurisdictions in which it operates. With few exceptions, the Company is no longer subject to U.S and international income tax examinations by tax authorities through 2010.

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
Brazilian Tax Disputes
The Company is involved in a number of tax disputes with federal, state and municipal tax authorities in Brazil. These disputes are at various stages of the legal process, including the administrative review phase and the collection action phase, and include assessments of fixed amounts of principal and penalties, plus interest charges that increase at statutorily determined amounts per month and are assessed on the aggregate amount of the principal and penalties. In addition, the losing party at the collection action or court of appeals phase could be subject to a charge to cover statutorily mandated legal fees, which are generally calculated as a percentage of the total assessed amounts due, inclusive of penalty and interest. A large number of the claims relate to value-added ("ICMS"), services and social security tax disputes. The largest proportion of the assessed amounts relate to ICMS claims filed by the State Revenue Authorities from the State of São Paulo, Brazil (the "SPRA"), encompassing the period from January 2002 to May 2005.
In October 2009, the Company received notification of the SPRA's final administrative decision regarding the levying of ICMS in the State of São Paulo in relation to services provided to a customer in the State between January 2004 and May 2005. As of December 31, 2016, the principal amount of the tax assessment from the SPRA with regard to this case is approximately $2 million, with penalty, interest and fees assessed to date increasing such amount by an additional $23 million. Any change in the aggregate amount since the Company's last Annual Report on Form 10-K, as revised on Form 8-K filed on June 1, 2015, is due to an increase in assessed interest and statutorily mandated legal fees for the year, as well as foreign currency translation.
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
The Company continues to believe that it is not probable it will incur a loss for these assessments by the SPRA. The Company also continues to believe that sufficient coverage for these claims exists as a result of the Company's customer's indemnification obligations and such customer's pledge of assets in connection with the October 2009 notice, as required by Brazilian law.
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

The Company is continuing to review all known labor claims and as of December 31, 2016 and 2015, the Company has established reserves of $7.9 million and $6.9 million, respectively, on the Consolidated Balance Sheets for amounts considered to be probable and estimable. As the Company continues to evaluate these claims and takes actions to address them, the amount of established reserves may be impacted.

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

Lima Refinery Litigation
On April 8, 2016, Lima Refining Company filed a lawsuit against the Company in the District Court of Harris County, Texas related to a January 2015 explosion at an oil refinery operated by Lima Refining Company. The action seeks approximately more than $106 million in property damages and approximately $289 million in lost profits and business interruption damages. The action alleges the explosion occurred because of a defect in a heat exchange cooler manufactured by Hammco in 2009, prior to the Company’s acquisition of Hammco in 2014. The Company is vigorously contesting the allegations against it both as to liability for the accident and the amount of the claimed damages. As a result, the Company believes the situation will not result in a probable loss. The Company has both an indemnity right from the sellers of Hammco and liability insurance coverage under various primary and excess policies that the Company believes will be available, if necessary, to cover substantially all of any such liability that might ultimately be incurred in the above action.

U.K. Health and Safety Executive Matter
In the third quarter of 2016, a subsidiary in the Company’s Harsco Metals & Minerals Segment, along with one of its customers, was named as a co-defendant in an action brought by the U.K. Health and Safety Executive in the U.K. Crown Court Sitting at Kingston-Upon Hull. The action relates to a fatal accident involving one of the customer’s employees in 2010. The action seeks to levy a fine against the Company. The Company believes that it is not responsible for the accident and is defending the action vigorously. A loss provision related to this action has not been recorded in the Company’s consolidated financial statements, because the Company believes that a loss is not probable. However, if the outcome of the proceedings is unfavorable, the Company does not believe that it would have a material adverse effect on the Company's financial condition, result of operations or cash flows.
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
At December 31, 2016, there were 17,090 pending asbestos personal injury actions filed against the Company. Of those actions, 16,757 were filed in the New York Supreme Court (New York County), 111 were filed in other New York State Supreme Court Counties and 222 were filed in courts located in other states.

The complaints in most of those actions generally follow a form that contains a standard damages demand of $20 million or $25 million, regardless of the individual plaintiff's alleged medical condition, and without identifying any specific Company product.

At December 31, 2016, 16,742 of the actions filed in New York Supreme Court (New York County) were on the Deferred/Inactive Docket created by the court in December 2002 for all pending and future asbestos actions filed by persons who cannot demonstrate that they have a malignant condition or discernible physical impairment. The remaining 15 cases in New York County are pending on the Active or In Extremis Docket created for plaintiffs who can demonstrate a malignant condition or physical impairment.

The Company has liability insurance coverage under various primary and excess policies that the Company believes will be available, if necessary, to substantially cover any liability that might ultimately be incurred in the asbestos actions referred to above. The Company believes that a substantial portion of the costs and expenses of the asbestos actions will be paid by the Company’s insurers.
In view of the persistence of asbestos litigation in the U.S., the Company expects to continue to receive additional claims in the future. The Company intends to continue its practice of vigorously defending these claims and cases. At December 31, 2016, the Company has obtained dismissal in 27,903 cases by stipulation or summary judgment prior to trial.
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
Insurance liabilities are recorded when it is probable that a liability has been incurred for a particular event and the amount of loss associated with the event can be reasonably estimated. Insurance reserves have been estimated based primarily upon actuarial calculations and reflect the undiscounted estimated liabilities for ultimate losses, including claims incurred but not reported. Inherent in these estimates are assumptions that are based on the Company's history of claims and losses, a detailed analysis of existing claims with respect to potential value, and current legal and legislative trends. If actual claims differ from those projected by management, changes (either increases or decreases) to insurance reserves may be required and would be recorded through income in the period the change was determined. When a recognized liability is covered by third-party insurance, the Company records an insurance claim receivable to reflect the covered liability. Insurance claim receivables are included in Other receivables on the Consolidated Balance Sheets. See Note 1, Summary of Significant Accounting Policies, for additional information.

13. Capital Stock
The authorized capital stock of the Company consists of 150,000,000 shares of common stock and 4,000,000 shares of preferred stock, both having a par value of $1.25 per share. The preferred stock is issuable in series with terms as fixed by the Board of Directors (the "Board"). No preferred stock has been issued. Under the Company's Preferred Stock Purchase Rights Agreement (the "Agreement"), the Board authorized and declared a dividend distribution of one right for each share of common stock outstanding on the record date. The rights may only be exercised if, among other things and with certain exceptions, a person or group has acquired 15% or more of the Company's common stock without the prior approval of the Board. Each right entitles the holder to purchase 1/100th share of Harsco Series A Junior Participating Cumulative Preferred Stock at an exercise price of $230. Once the rights become exercisable, the holder of a right will be entitled, upon payment of the exercise price, to purchase a number of shares of common stock calculated to have a value of two times the exercise price of the right. The rights expire on October 9, 2017, do not have voting power, and may be redeemed by the Company at a price of $0.001 per right at any time until the 10th business day following public announcement that a person or group has accumulated 15% or more of the Company's common stock. The Agreement also includes an exchange feature. At December 31, 2016 and 2015, 801,750 and 800,944 shares, respectively, of $1.25 par value preferred stock were reserved for issuance upon exercise of the rights.

The Company's share repurchase program expired on January 31, 2015. The Board had previously authorized the repurchase of shares of common stock as follows:

	Shares Authorized for Purchase January 1	Shares Purchased	Plan Expiration	Shares Authorized for Purchase December 31
2014	2,000,000	150,000	—	1,850,000
2015	1,850,000	596,632	1,253,368	—

The following table summarizes the Company's common stock:

	Shares Issued	Treasury Shares (a)	Outstanding Shares
Outstanding, January 1, 2014	112,198,693	31,519,768	80,678,925
Issuance of vested restricted stock units	65,851	4,418	61,433
Stock appreciation rights exercised	9,213	2,985	6,228
Other stock grants	83,591	20,327	63,264
Treasury shares purchased	—	150,000	(150,000)
Outstanding, December 31, 2014	112,357,348	31,697,498	80,659,850
Issuance of vested restricted stock units	47,954	16,807	31,147
Treasury shares purchased	—	596,632	(596,632)
Outstanding, December 31, 2015	112,405,302	32,310,937	80,094,365
Issuance of vested restricted stock units	94,572	13,974	80,598
Outstanding, December 31, 2016	112,499,874	32,324,911	80,174,963

(a)	The Company repurchases shares in connection with the issuance of shares under stock-based compensation programs and in accordance with Board authorized share repurchase programs.
The following is a reconciliation of the average shares of common stock used to compute basic earnings per common share to the shares used to compute diluted earnings per common share as shown on the Consolidated Statements of Operations:

(In thousands, except per share data)	2016	2015	2014
Income (loss) from continuing operations attributable to Harsco Corporation common stockholders	$(86,336)	$7,168	$(22,281)

Weighted-average shares outstanding—basic	80,333	80,234	80,884
Dilutive effect of stock-based compensation	—	131	—
Weighted-average shares outstanding—diluted	80,333	80,365	80,884
Income (loss) from continuing operations per common share, attributable to Harsco Corporation common stockholders:
Basic	$(1.07)	$0.09	$(0.28)

Diluted	$(1.07)	$0.09	$(0.28)
The following average outstanding stock-based compensation units were not included in the computation of diluted earnings per share because the effect was antidilutive:

(In thousands)	2016	2015	2014
Restricted stock units	810	—	301
Stock options	89	98	188
Stock appreciation rights	1,458	1,142	912
Performance share units	684	278	—

14. Stock-Based Compensation
The 2013 Equity and Incentive Compensation Plan (the "2013 Plan") authorizes the issuance of up to 6,800,000 shares of the Company's common stock for use in paying incentive compensation awards in the form of stock options or other equity awards such as restricted stock, restricted stock units ("RSUs"), stock appreciation rights ("SARs"), or performance share units ("PSUs"). Of the 6,800,000 shares authorized, a maximum of 3,400,000 shares may be issued for awards other than option rights or SARs, as defined in the 2013 Plan. The 2016 Non-Employee Directors' Long-Term Equity Compensation Plan (the "2016 Plan") authorizes the issuance of up to 400,000 shares of the Company's common stock for equity awards. Both plans have been approved by the Company's stockholders. At December 31, 2016, there were 3,651,413 shares available for granting equity awards under the 2013 Plan, of which 1,779,549 shares were available for awards other than option rights or SARs. At December 31, 2016, there were 290,002 shares available for granting equity awards under the 2016 Plan.
Restricted Stock Units
The Company's Board approves the granting of performance-based RSUs as the long-term equity component of director, officer and certain key employee compensation. The RSUs require no payment from the recipient and compensation cost is measured based on the market price of the Company's common stock on the grant date and is generally recorded over the vesting period. RSUs granted to officers and certain key employees in 2012, and prior, vested on a pro-rata basis over a three-year period or upon obtainment of specified retirement criteria. RSUs granted to officers and certain key employees in 2013, either "cliff" vest at the end of three years or upon obtainment of specified retirement criteria. RSUs granted to officers and certain key employees in 2014 and 2015, either "cliff" vest at the end of three years, upon obtainment of specified retirement or years of service criteria. RSUs granted to officers and certain key employees in 2016 either vest on a pro-rata basis over three years or upon obtainment of specified retirement or years of service criteria. Upon vesting, each RSU is exchanged for an equal number of shares of the Company's common stock. The vesting period for RSUs granted to non-employee directors is one year, and each RSU is exchanged for an equal number of shares of the Company's common stock following the termination of the participant's service as a director. RSUs do not have an option for cash payment.
The following table summarizes RSUs issued and the compensation expense recorded for the years ended December 31, 2016, 2015 and 2014:

	RSUs (a)	Weighted Average Fair Value	Expense
(Dollars in thousands, except per unit)			2016	2015		2014
Directors:
2013	46,287	$20.60	$—	$—		$318
2014	36,840	$24.80	—	311		602
2015	59,985	$15.69	314	627		—
2016	109,998	$7.00	513	—		—
Employees:
2011	17,250	$23.55	—	—		3
2012	141,486	$18.75	—	(71)	(b)	151
2013	170,582	$20.63	66	87		325
2014	190,832	$25.21	669	504		1,114
2015	239,679	$16.53	880	919		—
2016	536,773	$7.09	995	—		—
Total			$3,437	$2,377		$2,513

(a)	Represents number of awards originally issued.

(b)	Represents the impact of forfeitures during 2015.
RSU activity for the year ended December 31, 2016 was as follows:

	Number of Shares	Weighted Average Grant-Date Fair Value
Non-vested at December 31, 2015	438,358	$19.12
Granted	646,771	$7.08
Vested	(102,256)	$17.65
Forfeited	(55,791)	$13.90
Non-vested at December 31, 2016	927,082	$11.19
At December 31, 2016, the total unrecognized compensation cost related to non-vested RSUs was $4.0 million, which will be recognized over a weighted-average period of 1.8 years. There was a $1.1 million decrease in excess tax benefits from RSUs recognized in 2016. There was no change in excess tax benefits from RSUs recognized in 2015 and 2014.

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

During 2014, the Company issued SARs covering 51,900 shares in April, 255,090 shares in May, 31,405 shares in July, 84,290 shares in August, 15,808 shares in September and 12,401 shares in November under the 2013 Plan. During 2015, the Company issued SARs covering 532,615 shares in May under the 2013 Plan. During 2016, the Company issued SARS covering 554,719 shares in May, and 21,686 shares in November under the 2013 Plan.

The fair value of each SAR grant was estimated on the grant date using a Black-Scholes pricing model with the following assumptions:

	Risk-free Interest rate	Dividend Yield	Expected Life (Years)	Volatility	SAR Grant Price	Fair Value of SAR
May 2013 Grant	1.17%	3.61%	6.5	44.1%	$22.70	$6.86
June 2013 Grant	1.41%	3.56%	6.5	44.1%	$23.03	$7.07
November 2013 Grant	1.91%	3.13%	6.5	43.8%	$26.22	$8.60
April 2014 Grant	1.98%	3.53%	6.0	44.3%	$23.25	$7.25
May 2014 Grant (1st)	1.90%	3.16%	6.0	43.2%	$25.93	$8.16
May 2014 Grant (2nd)	1.82%	3.05%	6.0	42.8%	$26.92	$8.47
July 2014 Grant	2.00%	3.24%	6.0	41.2%	$25.27	$7.55
August 2014 Grant	1.92%	3.27%	6.0	41.2%	$25.11	$7.46
September 2014 Grant	2.03%	3.50%	6.0	40.6%	$23.43	$6.72
November 2014 Grant	1.78%	4.00%	6.0	38.6%	$20.48	$5.17
May 2015 Grant	1.70%	4.96%	6.0	35.8%	$16.53	$3.39
May 2016 Grant	1.39%	—%	6.0	42.1%	$7.00	$2.93
November 2016 Grant	1.74%	—%	6.0	43.8%	$12.25	$5.38
SARs activity for the years ended December 31, 2016 was as follows:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (in millions) (c)
Outstanding, December 31, 2015	1,100,410	$20.55	$—
Granted	576,405	$7.20
Forfeited/Expired	(140,942)	$17.58
Outstanding, December 31, 2016	1,535,873	$15.81	$3.4

(c)	Intrinsic value is defined as the difference between the current market value and the exercise price, for those SARs where the market price exceeds the exercise price.
No SARs were exercised in 2016 and 2015. The total intrinsic value of SARs exercised in 2014 was $0.2 million.
The following table summarizes information concerning outstanding and exercisable SARs at December 31, 2016:

	SARs Outstanding				SARs Exercisable
Range of exercisable prices	Vested	Non-vested	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Life in Years	Number Exercisable	Weighted-Average Exercise Price per Share
$7.00 - $12.25	—	538,862	$7.21	9.36	—	$—
$16.53 - $22.70	274,632	414,447	$18.44	7.56	274,632	$18.53
$23.03 - $26.92	246,717	61,215	$25.00	7.41	246,717	$25.18
	521,349	1,014,524	$15.81	7.81	521,349	$21.68
Total compensation expense related to SARs was $1.7 million, $1.2 million and $1.0 million for the years ended December 31, 2016, 2015 and 2014, respectively. At December 31, 2016, outstanding SARs have a weighted-average remaining contractual life of 7.81 years and $3.4 million of intrinsic value. Vested and currently exercisable SARs have a weighted-average remaining contractual life of 7.50 years and no aggregate intrinsic value as the exercise price for all vested and exercisable

SARs exceeds the current market value. At December 31, 2016, total unrecognized compensation expense related to non-vested SARs was $2.5 million, which is expected to be recognized over a weighted average period of 1.7 years.
Weighted-average grant date fair value of non-vested SARs for the years ended December 31, 2016 was as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Non-vested shares, December 31, 2015	852,099	$5.04
Granted	576,405	$3.02
Vested	(328,965)	$5.40
Forfeited	(85,015)	$4.28
Non-vested shares, December 31, 2016	1,014,524	$3.84
Performance Share Units
Beginning in 2014, the Company granted PSUs to officers and certain key employees that may be earned based on the Company's total shareholder return over the three-year performance period. PSUs are paid out at the end of each performance period based on the Company’s performance, which is measured by determining the percentile rank of the total shareholder return of the Company's common stock in relation to the total shareholder return of a specific peer group of companies. For PSUs issued in 2014 and 2015, the peer group of companies utilized was the S&P Midcap 400 Index. For PSUs issued in 2016, the peer group of companies utilized is the S&P 600 Industrial Index. The payment of PSUs following the performance period will be based in accordance with the scale set forth in the PSU agreements, and may range from 0% to 200% of the initial grant. PSUs do not have an option for cash payment.

During the year ended December 31, 2014, the Company granted 15,700 shares in April, 82,526 shares in May, 11,487 shares in July, 26,550 shares in August, 4,980 shares in September and 3,906 shares in November under the 2013 Plan. During the year ended December 31, 2015, the Company granted 237,063 shares in May under the 2013 Plan. During the year ended December 31, 2016, the Company granted 527,249 shares in May and 9,524 shares in November under the 2013 plan. The fair value of PSUs granted was estimated on the grant date using a Monte Carlo pricing model with the following assumptions:

	Risk-free Interest rate	Dividend Yield	Expected Life (Years)	Volatility	Fair Value of PSU
April 2014 Grant	0.75%	—%	2.73	34.3%	$18.00
May 2014 Grant (1st)	0.70%	—%	2.65	31.8%	$25.26
May 2014 Grant (2nd)	0.63%	—%	2.61	30.1%	$27.53
July 2014 Grant	0.74%	—%	2.42	26.9%	$22.31
August 2014 Grant	0.67%	—%	2.42	26.9%	$21.86
September 2014 Grant	0.72%	—%	2.29	25.7%	$15.26
November 2014 Grant	0.55%	—%	2.10	26.3%	$7.42
May 2015 Grant	0.83%	—%	2.65	28.5%	$14.48
May 2016 Grant	0.84%	—%	2.65	33.3%	$7.19
November 2016 Grant	0.96%	—%	2.14	35.2%	$17.84

Total compensation expense related to PSUs was $2.5 million, $1.4 million and $0.9 million for the years ended December 31, 2016, 2015 and 2014, respectively. At December 31, 2016, total unrecognized compensation expense related to non-vested PSUs was $3.3 million, which is expected to be recognized over a weighted average period of 1.7 years.

A summary of the Company's non-vested PSU activity during the years ending December 31, 2016 was as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Non-vested shares, December 31, 2015	315,212	$16.94
Granted	536,773	$7.38
Forfeited	(63,217)	$12.78
Cancellations (d)	(96,206)	$21.69
Non-vested shares, December 31, 2016	692,562	$9.25

(d)
The measurement period for PSUs issued in 2014 ended on December 31, 2016. The Company's total shareholder return compared to the peer group of companies resulted in no shares being issued because no PSUs were earned.

Stock Options
The Company may grant incentive stock options and nonqualified stock options to officers, certain key employees and non-employee directors under the plans noted above. The stock options would generally vest three years from the grant date, which is the date the Board approved the grants, and expire no later than seven years after the grant date. The exercise price of the stock option would be fair value on the grant date. Upon exercise, a new share of Company common stock is issued for each stock option. Stock option activity for the years ended December 31, 2016 was as follows:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (in millions)(e)
Outstanding, December 31, 2015	90,000	$31.75	$—
Forfeited/Expired	(35,000)	$31.75	$—
Outstanding, December 31, 2016	55,000	$31.75	$—

(e)	Intrinsic value is defined as the difference between the current market value and the exercise price, for those options where the market price exceeds the exercise price.
There was no compensation expense related to stock options in 2016 and 2015. Compensation expense related to stock options totaled less than $0.1 million in 2014. At December 31, 2016 and 2015, there was no unrecognized compensation expense related to non-vested stock options. There were no stock options exercised and no net cash proceeds from the exercise of stock options in 2016, 2015 and 2014.
The following table summarizes information concerning outstanding and exercisable options at December 31, 2016:

	Stock Options Outstanding				Stock Options Exercisable
Range of Exercisable Prices	Vested	Non-vested	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life in Years	Number Exercisable	Weighted Average Exercise Price Per Share
$31.75 - $31.75	55,000	—	$31.75	1.1	55,000	$31.75

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

15. Financial Instruments
Off-Balance Sheet Risk
As collateral for the Company's performance and to insurers, the Company is contingently liable under standby letters of credit, bonds and bank guarantees in the amounts of $273.1 million, $232.5 million and $269.4 million at December 31, 2016, 2015 and 2014, respectively. The increase at December 31, 2016 primarily relates to letters of credit and issuance of surety bonds related to the SBB rail order in the Harsco Rail Segment. The decrease at December 31, 2015 primarily relates to the expiration of several guarantees and lower negotiated amounts for certain insurance letters of credit. These standby letters of credit, bonds and bank guarantees are generally in force for up to 3 years. Certain issues have no scheduled expiration date. The Company pays fees to various banks and insurance companies that range from 0.4% to 3.5% per annum of the instrument's face value. If the Company were required to obtain replacement standby letters of credit, bonds and bank guarantees at December 31, 2016 for those currently outstanding, it is the Company's opinion that the replacement costs would be within the present fee structure.
The Company has currency exposures in approximately 30 countries. The Company's primary foreign currency exposures during 2016 were in the European Union, the U.K. and Brazil.
Off-Balance Sheet Risk—Third-Party Guarantees
During June 2014, the Company provided a guarantee to Brand as part of the net working capital settlement related to the Infrastructure Transaction, for certain matters occurring prior to closing. The remaining term of this guarantee is four years at December 31, 2016. The maximum potential amount of future payments related to this guarantee is approximately $3 million at December 31, 2016. There is no recognition of this potential future payment in the consolidated financial statements as the Company believes the potential for making this payment is remote.

The Company provided an environmental indemnification for property from a lease that terminated in 2006. The term of this guarantee is indefinite, and the Company would be required to perform under the guarantee only if an environmental matter was discovered on the property relating to the time the Company leased the property. The Company is not aware of any environmental issues related to this property. The maximum potential amount of future payments (undiscounted) related to this guarantee is estimated to be $3.0 million at December 31, 2016, 2015 and 2014. There is no recognition of this potential future payment in the consolidated financial statements as the Company believes the potential for making this payment is remote.
Any liabilities related to the Company's obligation to stand ready to act on third-party guarantees are included, Other current liabilities or Other liabilities (as appropriate), on the Consolidated Balance Sheets. Any recognition of these liabilities did not have a material impact on the Company's financial position or results of operations for 2016, 2015 or 2014.
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
All derivative instruments are recorded on the Consolidated Balance Sheets at fair value. Changes in the fair value of derivatives used to hedge foreign currency denominated balance sheet items are reported directly in earnings along with offsetting transaction gains and losses on the items being hedged. Derivatives used to hedge forecasted cash flows associated with foreign currency commitments or forecasted commodity purchases may be accounted for as cash flow hedges, as deemed appropriate, if the criteria for hedge accounting are met. Gains and losses on derivatives designated as cash flow hedges are deferred in Accumulated other comprehensive loss, a separate component of equity, and reclassified to earnings in a manner that matches the timing of the earnings impact of the hedged transactions. Generally, at December 31, 2016, deferred gains and losses related to asset purchases are reclassified to earnings over 10 to 15 years from the balance sheet date and those related to revenue are deferred until the revenue is recognized. The ineffective portion of all hedges, if any, is recognized currently in earnings.
The fair value of outstanding derivative contracts recorded as assets and liabilities on the Consolidated Balance Sheets at December 31, 2016 and 2015 was as follows:

	Asset Derivatives		Liability Derivatives
(In thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
December 31, 2016
Derivatives designated as hedging instruments:
Foreign currency exchange forward contracts	Other current assets	$473	Other current liabilities	$166
Cross-currency interest rate swaps	Other current assets	514		—
Total derivatives designated as hedging instruments		$987		$166

Derivatives not designated as hedging instruments:
Foreign currency exchange forward contracts	Other current assets	$4,459	Other current liabilities	$3,372

	Asset Derivatives		Liability Derivatives
(In thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
December 31, 2015
Derivatives designated as hedging instruments:
Foreign currency exchange forward contracts	Other current assets	$1,640		$—
Cross-currency interest rate swaps	Other assets	15,417		—
Total derivatives designated as hedging instruments		$17,057		$—

Derivatives not designated as hedging instruments:
Foreign currency exchange forward contracts	Other current assets	$4,188	Other current liabilities	$1,738

All of the Company's derivatives are recorded on the Consolidated Balance Sheets at gross amounts and not offset. All of the Company's CCIRs and certain foreign currency exchange forward contracts are transacted under International Swaps and Derivatives Association ("ISDA") documentation. Each ISDA master agreement permits the net settlement of amounts owed in the event of default. The Company's derivative assets and liabilities subject to enforceable master netting arrangements did not result in a net asset or net liability at either December 31, 2016 or 2015.
The effect of derivative instruments on the Consolidated Statements of Operations and the Consolidated Statements of Comprehensive Income (Loss) during 2016, 2015 and 2014 was as follows:
Derivatives Designated as Hedging Instruments

(In thousands)	Amount of Gain (Loss) Recognized in Other Comprehensive Income ("OCI") on Derivative—Effective Portion	Location of Gain (Loss) Reclassified from Accumulated OCI into Income—Effective Portion	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income—Effective Portion	Location of Gain (Loss) Recognized in Income on Derivative—Ineffective Portion and Amount Excluded from Effectiveness Testing	Amount of Gain (Loss) Recognized in Income on Derivative—Ineffective Portion and Amount Excluded from Effectiveness Testing
Twelve Months Ended December 31, 2016:
Foreign currency exchange forward contracts	$1,884	Cost of services and products sold	$410		$—
Cross-currency interest rate swaps	(1,549)		—	Cost of services and products sold	4,042	(a)
	$335		$410		$4,042
Twelve Months Ended December 31, 2015:
Foreign currency exchange forward contracts	$2,532	Cost of services and products sold	$53		$—
Cross-currency interest rate swaps	9,012		—	Cost of services and products sold	30,359	(a)
	$11,544		$53		$30,359
Twelve Months Ended December 31, 2014:
Foreign currency exchange forward contracts	$358	Cost of services and products sold	$4		$—
Cross-currency interest rate swaps	(1,977)		—	Cost of services and products sold	39,823	(a)
	$(1,619)		$4		$39,823

(a)	These gains (losses) offset foreign currency fluctuation effects on the debt principal.

Derivatives Not Designated as Hedging Instruments

	Location of Loss Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative for the Twelve Months Ended December 31(b)
(In thousands)		2016	2015	2014
Foreign currency exchange forward contracts	Cost of services and products sold	$15,875	$(158)	$(2,307)

(b)	These gains (losses) offset amounts recognized in cost of service and products sold principally as a result of intercompany or third-party foreign currency exposures.

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
The following tables summarize, by major currency, the contractual amounts of the Company's foreign currency exchange forward contracts in U.S. dollars at December 31, 2016 and 2015. The "Buy" amounts represent the U.S. dollar equivalent of commitments to purchase foreign currencies, and the "Sell" amounts represent the U.S. dollar equivalent of commitments to sell foreign currencies. The recognized gains and losses offset amounts recognized in cost of services and products sold principally as a result of intercompany or third-party foreign currency exposures.
Contracted Amounts of Foreign Currency Exchange Forward Contracts Outstanding at December 31, 2016:

(In thousands)	Type	U.S. Dollar Equivalent	Maturity	Recognized Gain (Loss)
British pounds sterling	Sell	$55,120	January 2017	$(228)
British pounds sterling	Buy	827	March 2017	(14)
Euros	Sell	326,797	January 2017 through December 2017	628
Euros	Buy	171,578	January 2017 through January 2018	(468)
Other currencies	Sell	43,455	January 2017 through September 2017	1,477
Other currencies	Buy	3,106	March 2017	(1)
Total		$600,883		$1,394
Contracted Amounts of Foreign Currency Exchange Forward Contracts Outstanding at December 31, 2015:

(In thousands)	Type	U.S. Dollar Equivalent	Maturity	Recognized Gain (Loss)
British pounds sterling	Sell	$43,511	January 2016	$822
British pounds sterling	Buy	2,062	January 2016	(54)
Euros	Sell	336,397	January 2016 through December 2016	547
Euros	Buy	167,037	January 2016 through August 2016	2,497
Other currencies	Sell	35,426	January 2016 through March 2016	316
Other currencies	Buy	7,981	January 2016	(38)
Total		$592,414		$4,090
In addition to foreign currency exchange forward contracts, the Company designates certain loans as hedges of net investments in international subsidiaries. The Company recorded pre-tax net losses of $37.5 million, pre-tax net gains of $2.7 million and pre-tax net gains of $22.6 million related to hedges of net investments during 2016, 2015 and 2014, respectively, in Accumulated other comprehensive loss.
Cross-Currency Interest Rate Swaps
The Company uses CCIRs in conjunction with certain debt issuances in order to secure a fixed local currency interest rate. Under these CCIRs, the Company receives interest based on a fixed or floating U.S. dollar rate and pays interest on a fixed local currency rate based on the contractual amounts in dollars and the local currency, respectively. At maturity, there is also the payment of principal amounts between currencies. The CCIRs are recorded on the Consolidated Balance Sheets at fair value, with changes in value attributed to the effect of the swaps' interest spread and changes in the credit worthiness of the counter-parties recorded in Accumulated other comprehensive loss. Changes in value attributed to the effect of foreign currency fluctuations are recorded on the Consolidated Statements of Operations and offset currency fluctuation effects on the debt principal. The following table indicates the contractual amounts of the Company's CCIRs:

	Contractual Amounts	Interest Rates
(In millions)		Receive	Pay
Maturing 2017	$2.7	Floating U.S. dollar rate	Fixed rupee rate

During March 2016, the Company effected the early termination of the British pound sterling CCIR with an original maturity date of 2020. The Company received $16.6 million in cash related to this termination. During August 2015, the Company effected the early termination of the euro CCIR with an original maturity date of 2018. The Company received $75.1 million in cash related to this termination. Euro denominated foreign currency exchange forward contracts were entered into later in 2015 that provide similar protection from changes in foreign exchange rates to the terminated CCIR contract. There was no gain or loss recorded on these terminations as any change in value attributable to the effect of foreign currency translation was previously recognized on the Consolidated Statements of Operations.

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
The following table indicates the fair value hierarchy of the financial instruments of the Company at December 31, 2016 and 2015:

Level 2 Fair Value Measurements (In thousands)	December 31 2016	December 31 2015
Assets
Foreign currency exchange forward contracts	$4,932	$5,828
Cross-currency interest rate swaps	514	15,417
Liabilities
Foreign-currency forward exchange contracts	3,538	1,738
The following table reconciles the beginning and ending balances for liabilities measured on a recurring basis using unobservable inputs (Level 3) for the years ended December 31, 2016 and 2015:

Level 3 Liabilities—Unit Adjustment Liability (c) for the Twelve Months Ended December 31 (In thousands)	2016	2015
Balance at beginning of year	$79,934	$93,762
Reduction in the fair value related to election not to make 2016 payments	(19,145)	—
Sale of equity interest in Brand	(65,461)	—
Payments	—	(22,320)
Change in fair value to the unit adjustment liability	4,672	8,491
Balance at end of year	$—	$79,934	(d)

(c)	See Note 5, Equity Method Investments, for additional information.

(d)	Does not total due to rounding.
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

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and short-term borrowings approximate fair value due to the short-term maturities of these assets and liabilities. At December 31, 2016 and 2015, the total fair value of long-term debt, including current maturities, was $682.9 million and $834.6 million, respectively, compared with a carrying value of $673.4 million and $880.8 million, respectively. Fair values for debt are based on quoted market prices (Level 1) for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities.
Concentrations of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. The Company places cash and cash equivalents with high-quality financial institutions and, by policy, limits the amount of credit exposure to any single institution.
Concentrations of credit risk with respect to accounts receivable are generally limited in the Harsco Industrial Segments. However, the Company's Harsco Metals & Minerals Segment and, to a lesser extent, the Harsco Rail Segment have several large customers throughout the world with significant accounts receivable balances. Consolidation in the global steel or rail industries could result in an increase in concentration of credit risk for the Company.
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
In 2016, the Company had three reportable segments. These segments and the types of products and services offered include the following:
Harsco Metals & Minerals Segment
Global expertise in providing on-site services for material logistics, product quality improvement and resource recovery from iron, steel and metals manufacturing; as well as value added environmental solutions for industrial co-products. Major customers include steel mills and asphalt roofing manufacturers.

Harsco Industrial Segment
Major products include air-cooled heat exchangers; industrial grating; high-security fencing and boilers and water heaters. Major customers include industrial plants and the non-residential, commercial and public construction and retrofit markets; and the natural gas, natural gas processing and petrochemical industries.

Harsco Rail Segment
This Segment manufactures railway track maintenance equipment and provides track maintenance services. The major customers include private and government-owned railroads and urban mass transit systems worldwide.

Other Information
The measurement basis of segment profit or loss is operating income (loss). There are no significant inter-segment sales. Corporate assets, at December 31, 2016 and 2015, include principally cash, prepaid taxes, fair value of derivative instruments and U.S. deferred income taxes. In addition, Corporate assets at December 31, 2015 included the Company's equity method investment in Brand. Countries with revenues from unaffiliated customers or net property, plant and equipment of ten percent or more of the consolidated totals (in at least one period presented) are as follows:

Information by Geographic Area (a)

	Revenues from Unaffiliated Customers
	Year Ended December 31
(In thousands)	2016	2015	2014
U.S.	$614,327	$758,820	$880,884
U.K.	156,552	217,011	257,885
All Other	680,344	747,261	927,519
Totals including Corporate	$1,451,223	$1,723,092	$2,066,288

(a)	Revenues are attributed to individual countries based on the location of the facility generating the revenue.

	Property, Plant and Equipment, Net
	Balances at December 31
(In thousands)	2016	2015	2014
U.S.	$125,386	$142,506	$151,397
China	90,288	97,305	102,842
Brazil	62,597	57,381	69,515
All Other	211,984	266,843	339,490
Totals including Corporate	$490,255	$564,035	$663,244
No single customer provided in excess of 10% of the Company's consolidated revenues in 2016, 2015 and 2014.
In 2016, the Harsco Metals & Minerals Segment had one customer and in 2015 and 2014 two customers that each provided in excess of 10% of this Segment's revenues under multiple long-term contracts at several mill sites. Should additional consolidations occur involving some of the steel industry's larger companies which are customers of the Company, it would result in an increase in concentration of credit risk for the Company. The loss of any one of the contracts would not have a material adverse effect upon the Company's financial position or cash flows; however, it could have a significant effect on quarterly or annual results of operations.

In 2016, the Harsco Industrial Segment had no customers, in 2015 two customers and in 2014 one customer that provided in excess of 10% of the Segment's revenues. In 2016 and 2014, the Harsco Rail Segment had one customer; and in 2015 two customers that provided in excess of 10% of the Segment's revenues. The loss of any of these customers would not have a material adverse impact on the Company's financial positions or cash flows; however, it could have a material effect on quarterly or annual results of operations.
Operating Information by Segment:

	Twelve Months Ended
	December 31
(In thousands)	2016	2015	2014
Revenues
Harsco Metals & Minerals	$965,540	$1,106,162	$1,378,142
Harsco Industrial	247,542	357,256	412,532
Harsco Rail	238,107	259,674	275,614
Corporate	34	—	—
Total Revenues	$1,451,223	$1,723,092	$2,066,288
Operating Income (Loss)
Harsco Metals & Minerals	$81,634	$26,289	$13,771
Harsco Industrial	23,182	57,020	64,114
Harsco Rail	(17,527)	50,896	37,137
Corporate	(23,820)	(45,669)	(45,735)
Total Operating Income (Loss)	$63,469	$88,536	$69,287

	Twelve Months Ended
	December 31
(In thousands)	2016	2015	2014
Total Assets
Harsco Metals & Minerals	$1,181,755	$1,294,673	$1,476,538
Harsco Industrial	107,987	119,830	127,591
Harsco Rail	204,477	219,753	169,035
Corporate	87,167	426,941	493,782
Total Assets	$1,581,386	$2,061,197	$2,266,946
Depreciation and Amortization
Harsco Metals & Minerals	$120,611	$136,579	$159,844
Harsco Industrial	7,223	6,266	4,928
Harsco Rail	5,383	6,093	5,591
Corporate	8,269	7,537	5,963
Total Depreciation and Amortization	$141,486	$156,475	$176,326
Capital Expenditures
Harsco Metals & Minerals	$62,322	$99,563	$187,665
Harsco Industrial	5,118	17,382	9,298
Harsco Rail	1,696	1,957	3,120
Corporate	204	4,650	8,776
Total Capital Expenditures	$69,340	$123,552	$208,859
Reconciliation of Segment Operating Income to Consolidated Income (Loss) From Continuing Operations Before Income Taxes and Equity Income (Loss):

	Twelve Months Ended
	December 31
(In thousands)	2016	2015	2014
Segment operating income	$87,289	$134,205	$115,022
General Corporate expense	(23,820)	(45,669)	(45,735)
Operating income from continuing operations	63,469	88,536	69,287
Interest income	2,475	1,574	1,702
Interest expense	(51,584)	(46,804)	(47,111)
Loss on early extinguishment of debt	(35,337)	—	—
Change in fair value to the unit adjustment liability and loss on dilution and sale of equity method investment	(58,494)	(8,491)	(9,740)
Income (loss) from continuing operations before income taxes and equity income (loss)	$(79,471)	$34,815	$14,138
Information about Products and Services:

	Revenues from Unaffiliated Customers
	Twelve Months Ended
	December 31
(In thousands)	2016	2015	2014
Key Product and Services Groups
Global expertise in providing on-site services of material logistics, product quality improvement and resource recovery for iron, steel and metals manufacturing; as well as value added environmental solutions for industrial co-products	$965,540	$1,106,162	$1,378,142
Railway track maintenance services and equipment	238,107	259,674	275,614
Industrial grating and fencing products	115,914	129,869	139,711
Air-cooled heat exchangers	93,616	186,243	226,529
Heat transfer products	38,012	41,144	46,292
General Corporate	34	—	—
Consolidated Revenues	$1,451,223	$1,723,092	$2,066,288

17. Other Expenses
During 2016, 2015 and 2014, the Company recorded pre-tax other expenses from continuing operations of $12.6 million, $30.6 million and $57.8 million, respectively. The major components of this Consolidated Statements of Operations caption are as follows:

(In thousands)	2016	2015	2014
Net gains	$(1,764)	$(10,613)	$(6,718)
Employee termination benefit costs	10,777	14,914	19,120
Other costs to exit activities	440	13,451	4,908
Impaired asset write-downs	399	8,170	39,455
Foreign currency gains related to Harsco Rail Segment advances on contracts	—	(10,940)	—
Harsco Metals & Minerals Segment separation costs	3,235	9,922	—
Subcontractor settlement	—	4,220	—
Other expense	(467)	1,449	1,059
Total	$12,620	$30,573	$57,824

Net Gains
Net gains result from the sales of redundant properties (primarily land, buildings and related equipment) and non-core assets. In 2016, gains related to assets sold principally in Western Europe, North America and Latin America. In 2015, gains related to assets sold principally in North America and Latin America. In 2014, gains related to assets sold primarily in North America and Latin America.

	Net Gains
(In thousands)	2016	2015	2014
Harsco Metals & Minerals Segment	$(1,828)	$(7,059)	$(3,538)
Harsco Industrial Segment	64	(3,554)	(2,077)
Corporate	—	—	(1,103)
Total	$(1,764)	$(10,613)	$(6,718)
Cash proceeds associated with these gains are included in Proceeds from sales of assets, in the cash flows from investing activities section of the Consolidated Statements of Cash Flows.
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
The employee termination benefits costs in 2016 related principally to the Harsco Metals & Minerals Segment, including a probable site exit and the impact of Harsco Metals & Minerals Segment's Improvement Plan ("Project Orion"), primarily in Western Europe, Latin America and North America. The employee termination benefits costs in 2015 related principally to the Harsco Metals & Minerals Segment, including the impact of Project Orion, primarily in Western Europe, North America and Asia Pacific. Additionally, employee termination benefits costs were incurred at Corporate. The employee termination benefits costs in 2014 related primarily to the Harsco Metals & Minerals Segment, including the impact of Project Orion, primarily in Latin America and Western Europe.

	Employee Termination Benefit Costs
(In thousands)	2016	2015	2014
Harsco Metals & Minerals Segment	$8,491	$11,454	$18,169
Harsco Industrial Segment	947	561	421
Harsco Rail Segment	297	145	185
Corporate	1,042	2,754	345
Total	$10,777	$14,914	$19,120

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

In 2016, $0.4 million of exit costs were incurred, principally in North America and Western Europe.
In 2015, $13.5 million of exit costs were incurred, principally in the Harsco Metals & Minerals Segment, primarily related to the Middle East, North America, Latin America and Western Europe.
Other costs to exit activities during 2015 include costs associated with the Company's exit of operations in Bahrain. Over the past several years the Company has been in discussions with officials at the Supreme Council for Environment in Bahrain with regard to a processing by-product ("salt cakes") located at Hafeera. During 2015, the Company completed the assessment of options available for processing or removing the salt cakes. As a result, the Company has entered into a service agreement with a third party for processing the salt cakes and recorded a charge of $7.0 million, payable over five to seven years, related to the estimated cost of processing and disposal. The Company's Bahrain operations are operated under a strategic venture for which its strategic venture partner has a 35% minority interest. Accordingly, the net impact of the charge to the Company's net income (loss) attributable to the Company was $4.6 million.
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

	Costs to Exit Activities
(In thousands)	2016	2015	2014
Harsco Metals & Minerals Segment	$220	$12,638	$6,395
Harsco Industrial Segment	40	—	—
Corporate	180	813	(1,487)
Total	$440	$13,451	$4,908

Impaired Asset Write-downs
Impaired asset write-downs are measured as the amount by which the carrying amount of assets exceeds their fair value. Fair value is estimated based upon the expected future realizable cash flows including anticipated selling prices. Non-cash impaired asset write-downs are included in, Other, net, on the Consolidated Statements of Cash Flows as adjustments to reconcile net income (loss) to net cash provided by operating activities.
In 2016, $0.4 million, of impaired asset write-downs were incurred principally in the Harsco Metals & Minerals Segment, mostly in the Asia Pacific region. In 2015, $8.2 million of impaired asset write-downs were incurred in the Harsco Metals & Minerals Segment, mostly in North America, Middle East and Africa and the Asia Pacific region. In 2014, $39.5 million of impaired asset write-downs were incurred, principally in the Harsco Metals & Minerals Segment and mostly in Western Europe, the Middle East and Africa and the Asia Pacific region as part of Project Orion.

	Impaired Asset Write-downs
(In thousands)	2016	2015	2014
Harsco Metals & Minerals Segment	$399	$8,170	$38,791
Harsco Industrial Segment	—	—	74
Harsco Rail Segment	—	—	590
Total	$399	$8,170	$39,455

Foreign Currency Gains Related to Harsco Rail Segment Advances on Contracts
In January 2015, the Swiss National Bank ended its policy of maintaining a stable exchange rate between the Swiss franc and the euro.  As a result of this change in policy, the Swiss franc experienced significant appreciation against the euro.  During 2015, the Company recognized $10.9 million in foreign currency gains primarily related to converting Swiss franc bank deposits to euros. This gain was associated with advances received for the Harsco Rail Segment's two contracts with the SBB.

Harsco Metals & Minerals Segment Separation Costs
The Company has announced its intention to pursue strategic options for the separation of the Harsco Metals & Minerals Segment from the rest of the Company. In 2016 and 2015, the Company incurred $3.2 million and $9.9 million of expenses related to the strategic review of this initiative, respectively.

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

18. Components of Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss is included on the Consolidated Statements of Stockholders' Equity. The components of Accumulated other comprehensive loss, net of the effect of income taxes, and activity for the years ended December 31, 2016 and 2015 are as follows:

	Components of Accumulated Other Comprehensive Income (Loss) - Net of Tax
(In thousands)	Cumulative Foreign Exchange Translation Adjustments		Effective Portion of Derivatives Designated as Hedging Instruments		Cumulative Unrecognized Actuarial Losses on Pension Obligations		Unrealized Loss on Marketable Securities	Total
Balance at December 31, 2014	$(39,938)		$(9,025)		$(483,278)		$(15)	$(532,256)
Other comprehensive income (loss) before reclassifications	(66,305)	(a)	9,796	(b)	72,796	(c)	(16)	16,271
Other comprehensive income (loss) from equity method investee	(21,950)		(1,232)		596		—	(22,586)
Amounts reclassified from accumulated other comprehensive loss, net of tax	—		53		20,190		—	20,243
Total other comprehensive income (loss)	(88,255)		8,617		93,582		(16)	13,928
Less: Other comprehensive loss attributable to noncontrolling interests	2,632		8		—		—	2,640
Other comprehensive income (loss) attributable to Harsco Corporation	(85,623)		8,625		93,582		(16)	16,568
Balance at December 31, 2015	$(125,561)		$(400)		$(389,696)		$(31)	$(515,688)

	Components of Accumulated Other Comprehensive Income (Loss) - Net of Tax
(In thousands)	Cumulative Foreign Exchange Translation Adjustments		Effective Portion of Derivatives Designated as Hedging Instruments		Cumulative Unrecognized Actuarial Losses on Pension Obligations		Unrealized Loss on Marketable Securities	Total
Balance at December 31, 2015	$(125,561)		$(400)		$(389,696)		$(31)	$(515,688)
Other comprehensive income (loss) before reclassifications	(53,301)	(a)	(1,650)	(b)	(86,181)	(c)	26	(141,106)
Amounts reclassified from accumulated other comprehensive loss, net of tax	1,157		(263)		16,011		—	16,905
Realized (gains) losses reclassified from accumulated other comprehensive loss in connection with loss on dilution of equity method investment (See Note 5, Equity Method Investments)	28,641		1,636		(1,534)		—	28,743
Other comprehensive income (loss) from equity method investee	1,943		(405)		306		—	1,844
Total other comprehensive income (loss)	(21,560)		(682)		(71,398)		26	(93,614)
Less: Other comprehensive loss attributable to noncontrolling interests	2,587		(7)		—		—	2,580
Other comprehensive income (loss) attributable to Harsco Corporation	(18,973)		(689)		(71,398)		26	(91,034)
Balance at December 31, 2016	$(144,534)		$(1,089)		$(461,094)		$(5)	$(606,722)

(a)	Principally foreign currency fluctuation.

(b)	Principally net change from periodic revaluations.

(c)	Principally changes due to annual actuarial remeasurements.

Amounts reclassified from accumulated other comprehensive loss for 2016 and 2015 are as follows:

	Year Ended December 31 2016	Year Ended December 31 2015	Affected Caption on the Consolidated Statements of Operations
(In thousands)
Amortization of defined benefit pension items (d):
Actuarial losses	$8,490	$15,810	Selling, general and administrative expenses
Actuarial losses	9,005	5,984	Cost of services and products sold
Prior-service costs	(11)	121	Selling, general and administrative expenses
Prior-service costs	263	148	Cost of services and products sold
Settlement/curtailment losses	355	—	Selling, general and administrative expenses
Total before tax	18,102	22,063
Tax benefit	(2,091)	(1,873)
Total reclassification of defined benefit pension items, net of tax	$16,011	$20,190

Amortization of cash flow hedging instruments:
Foreign currency exchange forward contracts	$(408)	$—	Product revenues
Foreign currency exchange forward contracts	(2)	81	Cost of services and products sold
Total before tax	(410)	81
Tax benefit	147	(28)
Total reclassification of cash flow hedging instruments	$(263)	$53

Recognition of cumulative foreign exchange translation adjustments:
Foreign exchange translation adjustments, before tax	$1,157	$—	Other expenses
Tax benefit	—	—
Total reclassification of cumulative foreign exchange translation adjustments	$1,157	$—

(d)	These accumulated other comprehensive loss components are included in the computation of NPPC. See Note 10, Employee Benefit Plans, for additional information.

Realized (gains) losses reclassified from accumulated other comprehensive loss in connection with loss on dilution and sale of equity method investment are as follows:

(In thousands)	Twelve Months Ended	Affected Caption on the Consolidated Statements of Operations
	December 31 2016
Foreign exchange translation adjustments	$45,405	Change in fair value to the adjustment liability and loss on dilution and sale of equity method investment
Cash flow hedging instruments	2,593	Change in fair value to the adjustment liability and loss on dilution and sale of equity method investment
Defined benefit pension obligations	(2,433)	Change in fair value to the adjustment liability and loss on dilution and sale of equity method investment
Total before tax	45,565
Tax benefit (e)	(16,822)
Total amounts reclassified from accumulated other comprehensive loss in connection with loss on dilution and sale of equity method investment	$28,743

(e)
For the year ended December 31, 2016 the tax benefit was not recognized on the Consolidated Statement of Operations since a valuation allowance was established against the resulting deferred tax assets. See Note 11, Income Taxes, for additional information.

19. Restructuring Programs
In recent years, the Company has instituted restructuring programs to balance short-term profitability goals with long-term strategies. A primary objective of these programs has been to establish platforms upon which the affected businesses can grow with reduced fixed investment and generate annual operating expense savings.  The restructuring programs have been instituted in response to the continuing impact of global financial and economic uncertainty on the Company’s end markets. Restructuring costs incurred in these programs were recorded in, Other expenses, of the Consolidated Statements of Operations. The timing of associated cash payments is dependent on the type of restructuring cost and can extend over a multi-year period.
Project Orion
Under Project Orion, the Harsco Metals & Minerals Segment made organizational and process improvement changes that are expected to improve its return on capital and deliver a higher and more consistent level of service to customers. These changes include improving several core processes and simplifying the organizational structure. During the fourth quarter of 2015, Project Orion was expanded with additional targeted workforce and operational savings of $20 million to $25 million. The majority of these benefits have been realized in 2016.

The restructuring accrual for Project Orion at December 31, 2016 and 2015 and the activity for the years ended December 31, 2016 and 2015 were as follows:

(In thousands)	Employee Termination Benefit Costs
Balance January 1, 2015	$7,668
Expense incurred	5,070
Other adjustments	(1,003)
Cash expenditures	(5,854)
Foreign currency translation	(74)
Balance, December 31, 2015	5,807
Other adjustments	(47)
Cash expenditures	(5,413)
Foreign currency translation	29
Balance, December 31, 2016	$376

Two-Year Summary of Quarterly Results (Unaudited)
(In millions, except per share amounts)

	2016 (a)
Quarterly	First		Second	Third	Fourth
Revenues	$353.3		$369.9	$367.8	$360.2
Gross profit (b)	70.2		53.0	81.5	76.0
Net loss attributable to Harsco Corporation	(10.9)		(26.2)	(33.0)	(15.6)
Basic loss per share attributable to Harsco Corporation common stockholders:
Continuing operations	$(0.13)		$(0.35)	$(0.41)	$(0.19)
Discontinued operations (c)	—		0.02	—	(0.01)
Basic loss per share attributable to Harsco Corporation common stockholders	$(0.14)	(d)	$(0.33)	$(0.41)	$(0.19)	(d)
Diluted loss per share attributable to Harsco Corporation common stockholders:
Continuing operations	$(0.13)		$(0.35)	$(0.41)	$(0.19)
Discontinued operations (c)	—		0.02	—	(0.01)
Diluted loss per share attributable to Harsco Corporation common stockholders	$(0.14)	(d)	$(0.33)	$(0.41)	$(0.19)	(d)

	2015 (a)
Quarterly	First	Second	Third	Fourth
Revenues	$451.6	$455.7	$428.3	$387.4
Gross profit (b)	90.5	95.3	91.7	89.2
Net income (loss) attributable to Harsco Corporation	15.3	6.6	(8.7)	(7.0)
Basic earnings (loss) per share attributable to Harsco Corporation common stockholders:
Continuing operations	$0.20	$0.08	$(0.10)	$(0.08)
Discontinued operations (c)	(0.01)	—	(0.01)	(0.01)
Basic earnings (loss) per share attributable to Harsco Corporation common stockholders	$0.19	$0.08	$(0.11)	$(0.09)
Diluted earnings (loss) per share attributable to Harsco Corporation common stockholders:
Continuing operations	$0.20	$0.08	$(0.10)	$(0.08)
Discontinued operations (c)	(0.01)	—	(0.01)	(0.01)
Diluted earnings (loss) per share attributable to Harsco Corporation common stockholders	$0.19	$0.08	$(0.11)	$(0.09)

(a)	Sum of the quarters may not equal the total year due to rounding.

(b)	Gross profit is defined as Revenues less costs and expenses associated directly with or allocated to products sold or services rendered.

(c)	Discontinued operations related principally to the Gas Technologies Segment which was sold in the fourth quarter of 2007.

(d)	Does not total due to rounding.

Common Stock Price and Dividend Information
(Unaudited)

	Market Price Per Share		Dividends Declared Per Share
	High	Low
2016
First quarter	$7.75	$3.55	$—
Second quarter	7.56	5.00	—
Third quarter	11.18	6.55	—
Fourth quarter	15.25	9.05	—

2015
First quarter	$19.12	$14.50	$0.205
Second quarter	17.80	15.31	0.205
Third quarter	18.00	8.71	0.205
Fourth quarter	12.54	7.69	0.051

Item 9.    Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

Item 9A.    Controls and Procedures.
Based on the evaluation required by Securities Exchange Act Rules 13a-15(b) and 15d-15(b), the Company's management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of disclosure controls and procedures, as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e), at December 31, 2016. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective at December 31, 2016. There were no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting during the fourth quarter of 2016.
Management's Report on Internal Controls Over Financial Reporting is included in Part II, Item 8, "Financial Statements and Supplementary Data." The effectiveness of the Company's internal control over financial reporting at December 31, 2016 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in the Report of Independent Registered Public Accounting Firm appearing in Part II, Item 8, "Financial Statements and Supplementary Data."

Item 9B.    Other Information.
None.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance.
The information regarding executive officers of the Company required by this Item is set forth as a Supplementary Item, titled "Executive Officers of the Registrant," at the end of Part I of this Annual Report on Form 10-K (pursuant to Instruction 3 to Item 401(b) of Regulation S-K) and is incorporated herein by reference. The other information required by this Item is incorporated herein by reference from the disclosures that will be included under the sections entitled "Corporate Governance," "Proposal 1: Election of Directors - Nominees for Director," "Meetings and Committees of the Board," "Report of the Audit Committee" and "Section 16(a) Beneficial Ownership Reporting Compliance" of the Company's Definitive Proxy Statement for its 2017 Annual Meeting of Stockholders (the "2017 Proxy Statement"), which will be filed pursuant to SEC Regulation 14A not later than 120 days after the end of the Company's fiscal year ended December 31, 2016.
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

Item 11.    Executive Compensation.
The information regarding compensation of executive officers and directors required by this Item is incorporated herein by reference from the disclosures that will be included under the sections entitled "Compensation Discussion and Analysis - Executive Summary," "Discussion and Analysis of 2016 Compensation" and "Non-Employee Director Compensation" of the 2017 Proxy Statement. The other information required by this Item is incorporated herein by reference from the disclosures that will be included under the sections entitled "Compensation Committee Interlocks and Insider Participation" and "Compensation Committee Report" of the 2017 Proxy Statement.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information regarding security ownership of certain beneficial owners and management required by this Item is incorporated herein by reference from the disclosures that will be included under the section entitled "Share Ownership of Directors, Management and Certain Beneficial Owners" of the 2017 Proxy Statement.
Equity compensation plan information is incorporated herein by reference from the disclosures that will be included under the section entitled "Equity Compensation Plan Information (As of December 31, 2016)" of the 2017 Proxy Statement.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.
The information regarding certain relationships and related transactions required by this Item is incorporated herein by reference from the disclosures that will be included under the section entitled "Transactions with Related Persons" of the 2017 Proxy Statement. The information regarding director independence required by this Item is incorporated herein by reference from the disclosures that will be included under the section entitled "Corporate Governance" of the 2017 Proxy Statement.

Item 14.    Principal Accounting Fees and Services.
The information regarding principal accounting fees and services required by this Item is incorporated herein by reference from the disclosures that will be included under the sections entitled "Report of the Audit Committee" and "Fees Billed by the Independent Auditors for Audit and Non-Audit Services" of the 2017 Proxy Statement.

PART IV
Item 15.    Exhibits, Financial Statement Schedules.

(a)	1. The Index to Consolidated Financial Statements and Supplementary Data is located under Part II, Item 8, "Financial Statements and Supplementary Data."

Page
Index to Consolidated Financial Statements and Supplementary Data	40

2. The following financial statement schedule should be read in conjunction with the Consolidated Financial Statements under Part II, Item 8, "Financial Statements and Supplementary Data":

Page
Schedule II—Valuation and Qualifying Accounts for the years 2016, 2015 and 2014	95
Financial statement schedules other than that listed above are omitted because the required information is not applicable, or because the information required is included in the consolidated financial statements.

SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS
Continuing Operations
(In thousands)

COLUMN A	COLUMN B	COLUMN C	COLUMN D			COLUMN E
		Additions	Additions (Deductions)
Description	Balance at Beginning of Period	Charged to Cost and Expenses	Due to Currency Translation Adjustments	Other		Balance at End of Period
For the year 2016:
Allowance for Doubtful Accounts	$25,649	$(38)	$(320)	$(13,491)	(a)	$11,800
Deferred Tax Assets—Valuation Allowance	110,680	38,490	(6,323)	3,250		146,097
For the year 2015:
Allowance for Doubtful Accounts	$15,119	$13,047	$(1,585)	$(932)		$25,649
Deferred Tax Assets—Valuation Allowance	131,422	13,175	(11,519)	(22,398)	(b)	110,680
For the year 2014:
Allowance for Doubtful Accounts	$6,638	$9,892	$(969)	$(442)		$15,119
Deferred Tax Assets—Valuation Allowance	127,164	24,332	(9,254)	(10,820)		131,422

(a)	Includes the write-off of previously reserved accounts receivable balances.

(b)	Includes a decrease of $16.1 million related to pension adjustments recorded through Accumulated other comprehensive loss and a $6.3 million decrease related to a U.K. tax rate change.

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

2(b)	Omnibus Agreement dated September 15, 2016 (incorporated by reference to the Company's Current Report on Form 8-K dated September 15, 2016, Commission file No. 001-03970).
3(a)	Restated Certificate of Incorporation (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2013, Commission File Number 001-03970).
3(b)	Certificate of Designation filed September 25, 1997 (incorporated by reference to the Company's Annual Report on Form 10-K for the period ended December 31, 1997, Commission File Number 001-03970).
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

Description of Exhibit
10(a)(vi)
Amendment and Restatement Agreement and First Amendment to Guarantee and Collateral Agreement, dated as of November 2, 2016, among the Company, the subsidiaries of the Company party thereto, Citibank N.A., as administrative agent and collateral agent and the lenders party thereto (incorporated by reference to the Company's Current Report on Form 8-K filed November 8, 2016, Commission file No. 001-03970).

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

10(d)	Restricted Stock Units Agreement (incorporated by reference to the Company's Current Report on Form 8-K dated January 23, 2007, Commission File Number 001-03970).
10(e)
Restricted Stock Units Agreement for International Employees (incorporated by reference to the Company's Annual Report on Form 10-K for the period ended December 31, 2007, Commission File Number 001-03970).

10(f)	Stock Option Contract (incorporated by reference to the Company's Current Report on Form 8-K dated January 31, 2011, Commission File Number 001-03970).
10(g)	Harsco Corporation 2013 Equity and Incentive Compensation Plan (incorporated by reference to the Company's Current Report on Form 8-K dated April 26, 2013, Commission File Number 001-03970).
10(h)
Harsco Corporation Form of Restricted Stock Units Agreement (effective for grants on and after May 10, 2013) (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2013, Commission File Number 001-03970).

10(i)
Harsco Corporation Form of Stock Appreciation Rights Agreement (effective for grants on and after May 10, 2013) (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2013, Commission File Number 001-03970).

10(j)(i)
Harsco Corporation 1995 Non-Employee Directors' Stock Plan as Amended and Restated at January 27, 2004 (incorporated by reference to Proxy Statement dated March 23, 2004 on Exhibit A, pages A-1 through A-9, Commission File Number 001-03970).

10(j)(ii)
Amendment No. 1 to the Harsco Corporation 1995 Non-Employee Directors' Stock Plan (incorporated by reference to the Company's Annual Report on Form 10-K for the period ended December 31, 2008, Commission File Number 001-03970).

10(k)	Harsco Corporation Form of Restricted Stock Units Agreement (Directors) (incorporated by reference to the Company's Current Report on Form 8-K dated April 26, 2005, Commission File Number 001-03970).
10(l)(i)
Harsco Corporation Deferred Compensation Plan for Non-Employee Directors (as Amended and Restated as of December 31, 2008) (incorporated by reference to the Company's Annual Report on Form 10-K for the period ended December 31, 2008, Commission File Number 001-03970).

10(l)(ii)	First Amendment to the Harsco Corporation Deferred Compensation Plan for Non Employee Directors.
10(m)	Settlement and Consulting Agreement (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2003, Commission File Number 001-03970).
10(n)
Harsco Non-Qualified Retirement Savings & Investment Plan Part B—Amendment and Restatement as of January 1, 2009 (incorporated by reference to the Company's Annual Report on Form 10-K for the period ended December 31, 2008, Commission File Number 001-03970).

10(o)	Form of Change in Control Severance Agreement (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2014, Commission File Number 001-03970).
10(p)
Notification Letter to F. Nicholas Grasberger, III dated March 20, 2013 (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2013, Commission File Number 001-03970).

10(q)
Notification Letter to David Everitt dated March 14, 2014 (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2014, Commission File Number 001-03970).

10(r)
Notification Letter to F. N. Grasberger dated April 8, 2014 (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2014, Commission File Number 001-03970).

10(s)
Notification Letter to F. N. Grasberger dated August 1, 2014 (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2014, Commission File Number 001-03970).

Description of Exhibit
10(t)
Form of Restricted Stock Units Agreement (effective for grants on or after April 28, 2014) (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2014, Commission File Number 001-03970).

10(u)
Form of Stock Appreciation Rights Agreement (effective for grants on or after April 28, 2014) (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2014, Commission File Number 001-03970).

10(v)	Form of Performance Share Units Agreement (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2014, Commission File Number 001-03970).
10(w)
Separation Agreement and General Release, dated May 11, 2015, between Harsco Corporation and A. Verona Dorch (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2015, Commission File Number 001-03970).

10(x)
Separation Agreement and General Release, dated August 5, 2015, between Harsco Corporation and Richard E. Lundgren, Jr. (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2015, Commission File Number 001-03970).

10(y)
Form of Performance Share Units Agreement (effective for grants on or after April 28, 2015) (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2015, Commission File Number 001-03970).

10(z)
Form of Restricted Stock Units Agreement (effective for grants on or after April 28, 2015) (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2015, Commission File Number 001-03970).

10(aa)
Form of Stock Appreciation Rights Agreement (effective for grants on or after April 28, 2015) (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2015, Commission File Number 001-03970).

10(bb)
Separation Agreement and General Release, dated August 15, 2016, between Harsco Corporation and Scott W. Jacoby (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2016, Commission File Number 001-03970).

10(cc)(i)	2016 Non-Employee Directors' Long-Term Equity Compensation Plan (incorporated by reference to the Company's Form S-8 dated May 6, 2016, Commission File Number 001-03970).
10(cc)(ii)
First Amendment to 2016 Non-Employee Directors' Long-Term Equity Compensation Plan (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2016, Commission File Number 001-03970).

10(dd)
Form of Restricted Stock Units Agreement (Non-Employee Director) (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2016, Commission File Number 001-03970).

10(ee)
Form of Performance Share Units Agreement (effective for grants on or after April 26, 2016) (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2016, Commission File Number 001-03970).

10(ff)
Form of Restricted Stock Units Agreement (effective for grants on or after April 26, 2016) (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2016, Commission File Number 001-03970).

10(gg)
Form of Stock Appreciation Rights Agreement (effective for grants on or after April 26, 2016) (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2016, Commission File Number 001-03970).

10(hh)	Form of Performance Share Units Agreement (effective for grants on or after February 16, 2017).
10(ii)	Form of Restricted Stock Units Agreement (effective for grants on or after February 16, 2017).
10(jj)	Form of Stock Appreciation Rights Agreement (effective for grants on or after February 16, 2017).

Director Indemnity Agreements
10(kk)(i)	K. G. Eddy (incorporated by reference to the Company's Current Report on Form 8-K dated August 27, 2004, Commission File Number 001-03970).
10(kk)(ii)	T. D. Growcock (incorporated by reference to the Company's Current Report on Form 8-K dated August 27, 2004, same as shown for K. G. Eddy, Commission File Number 001-03970).
10(kk)(iii)	S. E. Graham (incorporated by reference to the Company's Current Report on Form 8-K dated August 27, 2004, same as shown for K. G. Eddy, Commission File Number 001-03970).
10(kk)(iv)	D. C. Everitt (incorporated by reference to the Company's Current Report on Form 8-K dated August 27, 2004, same as shown for K. G. Eddy, Commission File Number 001-03970).

Description of Exhibit
10(kk)(v)	J. F. Earl (incorporated by reference to the Company's Current Report on Form 8-K dated August 27, 2004, same as shown for K. G. Eddy, Commission File Number 001-03970).
10(kk)(vi)	E. La Roche (incorporated by reference to the Company's Current Report on Form 8-K dated August 27, 2004, same as shown for K. G. Eddy, Commission File Number 001-03970).
10(kk)(vii)	P. C. Widman (incorporated by reference to the Company's Current Report on Form 8-K dated August 27, 2004, same as shown for K. G. Eddy, Commission File Number 001-03970).
12	Computation of Ratios of Earnings to Fixed Charges.
21	Subsidiaries of the Registrant.
23	Consent of Independent Registered Public Accounting Firm.
31.1	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).
31.2	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).
32	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer).
101
The following financial statements from Harsco Corporation's Annual Report on Form 10-K for the year ended December 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Cash Flows; (iv) the Consolidated Statements of Changes in Equity; (v) the Consolidated Statements of Comprehensive Income (Loss) and (vi) the Notes to Consolidated Financial Statements.

Exhibits other than those listed above are omitted for the reason that they are either not applicable or not material.

Item 16.    Form 10-K Summary.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HARSCO CORPORATION (Registrant)
DATE	February 24, 2017	/s/ PETER F. MINAN
Peter F. Minan Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date
/s/ F. NICHOLAS GRASBERGER, III	President, Chief Executive Officer and Director (Principal Executive Officer)	February 24, 2017
F. Nicholas Grasberger, III
/s/ PETER F. MINAN	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 24, 2017
Peter F. Minan
/s/ DAVID C. EVERITT	Non-Executive Chairman and Director	February 24, 2017
David C. Everitt
/s/ JAMES F. EARL	Director	February 24, 2017
James F. Earl
/s/ KATHY G. EDDY	Director	February 24, 2017
Kathy G. Eddy
/s/ STUART E. GRAHAM	Director	February 24, 2017
Stuart E. Graham
/s/ TERRY D. GROWCOCK	Director	February 24, 2017
Terry D. Growcock
/s/ ELAINE LA ROCHE	Director	February 24, 2017
Elaine La Roche
/s/ PHILLIP C. WIDMAN	Director	February 24, 2017
Phillip C. Widman