Form 10-Q
period 2017-06-30
HARSCO CORP
filed 2017-08-03
CIK 45876

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2017
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐  NO ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2017
Common stock, par value $1.25 per share	80,419,576

HARSCO CORPORATION
FORM 10-Q

PART I — FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

HARSCO CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands)	June 30 2017	December 31 2016
ASSETS
Current assets:
Cash and cash equivalents	$58,105	$69,831
Restricted cash	4,671	2,048
Trade accounts receivable, net	289,280	236,554
Other receivables	22,340	21,053
Inventories	201,851	187,681
Other current assets	32,840	33,108
Total current assets	609,087	550,275
Property, plant and equipment, net	484,100	490,255
Goodwill	393,804	382,251
Intangible assets, net	39,972	41,567
Deferred income tax assets	106,044	106,311
Other assets	13,277	10,679
Total assets	$1,646,284	$1,581,338
LIABILITIES
Current liabilities:
Short-term borrowings	$5,985	$4,259
Current maturities of long-term debt	16,248	25,574
Accounts payable	118,633	107,954
Accrued compensation	44,210	46,658
Income taxes payable	7,742	4,301
Insurance liabilities	11,949	11,850
Advances on contracts and other customer advances	124,902	117,329
Other current liabilities	135,191	109,748
Total current liabilities	464,860	427,673
Long-term debt	617,674	629,239
Insurance liabilities	23,344	25,265
Retirement plan liabilities	310,278	319,597
Other liabilities	43,232	42,001
Total liabilities	1,459,388	1,443,775
COMMITMENTS AND CONTINGENCIES
HARSCO CORPORATION STOCKHOLDERS’ EQUITY
Preferred stock	—	—
Common stock	141,039	140,625
Additional paid-in capital	178,435	172,101
Accumulated other comprehensive loss	(591,735)	(606,722)
Retained earnings	1,177,907	1,150,688
Treasury stock	(761,717)	(760,391)
Total Harsco Corporation stockholders’ equity	143,929	96,301
Noncontrolling interests	42,967	41,262
Total equity	186,896	137,563
Total liabilities and equity	$1,646,284	$1,581,338

See accompanying notes to unaudited condensed consolidated financial statements.

HARSCO CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended			Six Months Ended
	June 30			June 30
(In thousands, except per share amounts)	2017		2016	2017	2016
Revenues from continuing operations:
Service revenues	$251,306		$249,626	$491,915	$475,120
Product revenues	143,592		120,307	275,524	248,094
Total revenues	394,898		369,933	767,439	723,214
Costs and expenses from continuing operations:
Cost of services sold	192,690		191,508	381,591	381,325
Cost of products sold	100,727		125,388	199,593	218,632
Selling, general and administrative expenses	55,606		49,520	110,747	100,304
Research and development expenses	1,329		956	2,160	1,838
Other expenses	2,072		1,247	2,966	10,370
Total costs and expenses	352,424		368,619	697,057	712,469
Operating income from continuing operations	42,474		1,314	70,382	10,745
Interest income	493		552	1,005	1,087
Interest expense	(12,405)		(13,805)	(24,058)	(26,168)
Change in fair value to the unit adjustment liability and loss on dilution of equity method investment	—		(1,489)	—	(13,706)
Income (loss) from continuing operations before income taxes and equity income (loss)	30,562		(13,428)	47,329	(28,042)
Income tax expense	(11,234)		(12,000)	(17,487)	(9,834)
Equity income (loss) of unconsolidated entities, net	—		(694)	—	2,481
Income (loss) from continuing operations	19,328		(26,122)	29,842	(35,395)
Discontinued operations:
Income on disposal of discontinued business	628		2,886	40	2,380
Income tax expense related to discontinued business	(225)		(1,065)	(14)	(878)
Income from discontinued operations	403		1,821	26	1,502
Net income (loss)	19,731		(24,301)	29,868	(33,893)
Less: Net income attributable to noncontrolling interests	(693)		(1,872)	(1,940)	(3,149)
Net income (loss) attributable to Harsco Corporation	$19,038		$(26,173)	$27,928	$(37,042)
Amounts attributable to Harsco Corporation common stockholders:
Income (loss) from continuing operations, net of tax	$18,635		$(27,994)	$27,902	$(38,544)
Income from discontinued operations, net of tax	403		1,821	26	1,502
Net income (loss) attributable to Harsco Corporation common stockholders	$19,038		$(26,173)	$27,928	$(37,042)
Weighted-average shares of common stock outstanding	80,535		80,337	80,460	80,288
Basic earnings (loss) per common share attributable to Harsco Corporation common stockholders:
Continuing operations	$0.23		$(0.35)	$0.35	$(0.48)
Discontinued operations	0.01		0.02	—	0.02
Basic earnings (loss) per share attributable to Harsco Corporation common stockholders	$0.24		$(0.33)	$0.35	$(0.46)
Diluted weighted-average shares of common stock outstanding	82,850		80,337	82,558	80,288
Diluted earnings (loss) per common share attributable to Harsco Corporation common stockholders:
Continuing operations	$0.22		$(0.35)	$0.34	$(0.48)
Discontinued operations	—		0.02	—	0.02
Diluted earnings (loss) per share attributable to Harsco Corporation common stockholders	$0.23	(a)	$(0.33)	$0.34	$(0.46)
(a) Does not total due to rounding

See accompanying notes to unaudited condensed consolidated financial statements.

HARSCO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

	Three Months Ended
	June 30
(In thousands)	2017	2016
Net income (loss)	$19,731	$(24,301)
Other comprehensive income (loss):
Foreign currency translation adjustments, net of deferred income taxes of $1,458 and $(4,977) in 2017 and 2016, respectively	9,825	(14,394)
Net loss on cash flow hedging instruments, net of deferred income taxes of $611 and $401 in 2017 and 2016, respectively	(341)	(144)
Pension liability adjustments, net of deferred income taxes of $(522) and $(571) in 2017 and 2016, respectively	(10,348)	21,855
Unrealized gain on marketable securities, net of deferred income taxes of $- and $(2) in 2017 and 2016, respectively	—	4
Total other comprehensive income (loss)	(864)	7,321
Total comprehensive income (loss)	18,867	(16,980)
Less: Comprehensive income attributable to noncontrolling interests	(1,841)	(1,183)
Comprehensive income (loss) attributable to Harsco Corporation	$17,026	$(18,163)

	Six Months Ended
	June 30
(In thousands)	2017	2016
Net income (loss)	$29,868	$(33,893)
Other comprehensive income (loss):
Foreign currency translation adjustments, net of deferred income taxes of $1,851 and $(8,554) in 2017 and 2016, respectively	26,386	(2,773)
Net loss on cash flow hedging instruments, net of deferred income taxes of $867 and $415 in 2017 and 2016, respectively	(728)	(2,551)
Pension liability adjustments, net of deferred income taxes of $(1,044) and $(1,256) in 2017 and 2016, respectively	(9,143)	32,295
Unrealized gain (loss) on marketable securities, net of deferred income taxes of $(3) and $2 in 2017 and 2016, respectively	6	(3)
Total other comprehensive income	16,521	26,968
Total comprehensive income (loss)	46,389	(6,925)
Less: Comprehensive income attributable to noncontrolling interests	(3,474)	(2,731)
Comprehensive income (loss) attributable to Harsco Corporation	$42,915	$(9,656)

See accompanying notes to unaudited condensed consolidated financial statements.

HARSCO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
	June 30
(In thousands)	2017	2016
Cash flows from operating activities:
Net income (loss)	$29,868	$(33,893)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	60,495	65,736
Amortization	4,008	5,926
Change in fair value to the unit adjustment liability and loss on dilution of equity method investment	—	13,706
Deferred income tax expense (benefit)	3,433	(2,857)
Equity in (income) loss of unconsolidated entities, net	—	(2,481)
Dividends from unconsolidated entities	19	16
Contract estimated forward loss provision for Harsco Rail Segment	—	40,050
Other, net	5,708	1,871
Changes in assets and liabilities:
Accounts receivable	(42,806)	3,011
Inventories	(6,296)	(23,791)
Accounts payable	4,259	(16,308)
Accrued interest payable	166	(36)
Accrued compensation	(4,365)	1,237
Advances on contracts and other customer advances	(1,479)	(1,109)
Retirement plan liabilities, net	(11,221)	(13,871)
Other assets and liabilities	4,990	(8,534)
Net cash provided by operating activities	46,779	28,673

Cash flows from investing activities:
Purchases of property, plant and equipment	(40,700)	(32,176)
Proceeds from sales of assets	1,534	5,115
Purchases of businesses, net of cash acquired	—	(26)
Other investing activities, net	4,170	(616)
Net cash used by investing activities	(34,996)	(27,703)

Cash flows from financing activities:
Short-term borrowings, net	2,302	1,949
Current maturities and long-term debt:
Additions	24,000	50,019
Reductions	(46,712)	(75,608)
Cash dividends paid on common stock	—	(4,105)
Dividends paid to noncontrolling interests	(1,769)	(1,702)
Purchase of noncontrolling interests	—	(4,731)
Stock-based compensation - Employee taxes paid	(1,326)	(91)
Proceeds from cross-currency interest rate swap termination	—	16,625
Deferred financing costs	(42)	(895)
Other financing activities, net	(368)	—
Net cash used by financing activities	(23,915)	(18,539)

Effect of exchange rate changes on cash and cash equivalents, including restricted cash	3,029	7,051
Net decrease in cash and cash equivalents, including restricted cash	(9,103)	(10,518)
Cash and cash equivalents, including restricted cash, at beginning of period	71,879	79,756
Cash and cash equivalents, including restricted cash, at end of period	$62,776	$69,238

See accompanying notes to unaudited condensed consolidated financial statements.

HARSCO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (Unaudited)

	Harsco Corporation Stockholders’ Equity
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests
(In thousands, except share amounts)	Issued	Treasury					Total
Balances, January 1, 2016	$140,503	$(760,299)	$170,699	$1,236,355	$(515,688)	$39,233	$310,803
Net income (loss)				(37,042)		3,149	(33,893)
Cash dividends declared:
Noncontrolling interests						(1,702)	(1,702)
Total other comprehensive income (loss), net of deferred income taxes of $(9,393)					27,386	(418)	26,968
Purchase of subsidiary shares from noncontrolling interest			(5,128)			397	(4,731)
Vesting of restricted stock units and other stock grants, net 80,598 shares	119	(92)	(595)				(568)
Amortization of unearned portion of stock-based compensation, net of forfeitures			4,072				4,072
Balances, June 30, 2016	$140,622	$(760,391)	$169,048	$1,199,313	$(488,302)	$40,659	$300,949

	Harsco Corporation Stockholders’ Equity
(In thousands)	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests
	Issued	Treasury					Total
Balances, January 1, 2017	$140,625	$(760,391)	$172,101	$1,150,688	$(606,722)	$41,262	$137,563
Adoption of new accounting standard (See Note 2)			1,106	(709)			397
Net income				27,928		1,940	29,868
Cash dividends declared:
Noncontrolling interests						(1,769)	(1,769)
Total other comprehensive income, net of deferred income taxes of $1,671					14,987	1,534	16,521
Stock Appreciation Rights exercise, net 7,441 shares	13	(49)	(13)				(49)
Vesting of restricted stock units and other stock grants, net 236,335 shares	401	(1,277)	(401)				(1,277)
Amortization of unearned portion of stock-based compensation, net of forfeitures			5,642				5,642
Balances, June 30, 2017	$141,039	$(761,717)	$178,435	$1,177,907	$(591,735)	$42,967	$186,896

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
Operating results and cash flows for the three and six months ended June 30, 2017 are not indicative of the results that may be expected for the year ending December 31, 2017.
Reclassifications
Certain reclassifications have been made to prior year amounts to conform with current year classifications.

Restricted Cash
The Company had restricted cash of $4.7 million and $2.0 million at June 30, 2017 and December 31, 2016, respectively, and the restrictions are primarily related to collateral provided for certain guarantees of the Company’s performance.

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
On January 1, 2017, the Company adopted changes issued by the FASB amending the accounting for stock-based compensation and requiring excess tax benefits and shortfalls to be recognized as a component of income tax expense rather than equity. These changes also required excess tax benefits and shortfalls to be presented as an operating activity on the Condensed Consolidated Statement of Cash Flows and allowed an entity to make an accounting policy election to either estimate expected forfeitures or to account for them as they occur. These changes resulted in the Company recording the cumulative impact of approximately $1 million pre-tax on January 1, 2017 to retained earnings, related to the Company electing to not estimate forfeitures on stock compensation plans but rather recognize forfeitures as they occur. The inclusion of excess tax benefits and shortfalls as a component of the Company’s income tax expense will increase volatility within the provision for income taxes as the amount of excess tax benefits or deficiencies from stock-based compensation awards are dependent on the Company's stock price at the date an award vests. The impact to income tax expense resulting from this change was a tax benefit of $0.5 million for both the three and six months ended June 30, 2017.

During the second quarter of 2017, the Company early-adopted changes issued by the FASB that added and clarified guidance related to the classification, presentation and disclosure of restricted cash in the statement of cash flows. The adoption of these changes did not have an impact on the Company's condensed consolidated statement of cash flows for the current and prior periods.

The following accounting standards have been issued and become effective for the Company at a future date:
In May 2014, the FASB issued changes related to the recognition of revenue from contracts with customers. The changes clarify the principles for recognizing revenue and develop a common revenue standard. The core principle of the changes is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The changes also require additional disclosures related to revenue recognition. In July 2015, the FASB deferred the effective date of these changes by one year, but will permit entities to adopt one year earlier. During 2016, the FASB clarified the implementation guidance for principal versus agent considerations; identifying performance obligations; accounting for intellectual property licenses; collectability; non-cash consideration; and the presentation of sales and other similar taxes. The FASB also introduced practical expedients related to disclosures of remaining performance obligations and other technical corrections and improvements. These changes become effective for the Company on January 1, 2018. Management is currently finalizing its evaluation, but currently believes the most significant impact will be with regard to the timing of revenue recognition associated with the air-cooled heat exchanger business of the Harsco Industrial Segment and limited equipment sales in the Harsco Rail Segment. The Company currently recognizes revenues on such arrangements upon the completion of the efforts associated with these arrangements, but as a result of these changes, revenue from these arrangements will be recognized over time and increase revenue in earlier periods. Management does not currently believe that there will be any significant impact with regards to the timing of revenue recognition associated with the Harsco Metals & Minerals Segment or the industrial grating and fencing or heat transfer businesses of the Harsco Industrial Segment, but continues to evaluate the effect of these changes.  The Company will adopt the standard using the modified retrospective method of implementation with the cumulative effect of initially applying the changes recognized in retained earnings at the date of initial application and continues to progress with regard to the quantification of the above identified differences.
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

In March 2017, the FASB issued changes to how employers that sponsor defined benefit pension plans and other postretirement plans present the net periodic pension cost ("NPPC") in the statement of operations. An employer will be required to report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. Other components of NPPC are required to be presented in the statement of operations separately from the service cost component and outside of the subtotal of income from operations. The changes also allow only the service cost component to be eligible for capitalization. The changes become effective for the Company on
January 1, 2018. Management is currently evaluating the impact of these changes on its condensed consolidated financial statements.

In May 2017, the FASB issued changes to clarify when revisions to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The changes require modification accounting only in circumstances when the terms or conditions result in changes to the fair value, vesting conditions or classification of the award as an equity instrument or a liability. The changes become effective for the Company on January 1, 2018. Management does not believe these changes will impact its condensed consolidated financial statements.

3.    Accounts Receivable and Inventories
Accounts receivable consist of the following:

(In thousands)	June 30 2017	December 31 2016
Trade accounts receivable	$297,221	$248,354
Less: Allowance for doubtful accounts	(7,941)	(11,800)
Trade accounts receivable, net	$289,280	$236,554

Other receivables (a)	$22,340	$21,053
(a) Other receivables include insurance claim receivables, employee receivables, tax claim receivables and other miscellaneous receivables not included in Trade accounts receivable, net.
The decrease in the Allowance for doubtful accounts during 2017 is due to the write-off of previously reserved trade accounts receivable balances.
The provision for doubtful accounts related to trade accounts receivable was as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
(In thousands)	2017	2016	2017	2016
Provision for doubtful accounts related to trade accounts receivable	$1,197	$323	$1,175	$177
Inventories consist of the following:

(In thousands)	June 30 2017	December 31 2016
Finished goods	$23,272	$26,464
Work-in-process	23,415	22,815
Contracts-in-process	73,156	54,044
Raw materials and purchased parts	57,967	61,450
Stores and supplies	24,041	22,908
Total inventories	$201,851	$187,681
Contracts-in-process consist of the following:

(In thousands)	June 30 2017	December 31 2016
Contract costs accumulated to date	$110,281	$90,276
Estimated forward loss provisions for contracts-in-process (b)	(37,125)	(36,232)
Contracts-in-process (c)	$73,156	$54,044

(b)
To the extent that the estimated forward loss provision exceeds accumulated contract costs it is included in the caption Other current liabilities on the Condensed Consolidated Balance Sheets. At June 30, 2017 and December 31, 2016 this amount totaled $5.1 million and $6.7 million, respectively.

(c) At June 30, 2017 and December 31, 2016, the Company has $109.9 million and $101.1 million, respectively, of customer advances related to contracts-in-process. These amounts are included in the caption Advances on contracts and other customer advances on the Condensed Consolidated Balance Sheets.

The Company recognized an estimated forward loss provision related to the contracts with the federal railway system of Switzerland ("SBB") of $45.1 million, for the year ended December 31, 2016 in Costs of products sold on the Condensed Consolidated Statements of Operations, of which $40.1 million was recognized during the three and six months ended
June 30, 2016. There was no additional estimated forward loss provision recognized, excluding the impact of foreign currency fluctuation, for the three and six months ended June 30, 2017. The estimated forward loss provision represents the Company's best estimate based on currently available information. It is possible that the Company's overall estimate of costs to complete these contracts may increase, which would result in an additional estimated forward loss provision at such time, but the Company is unable to estimate any further possible loss or range of loss at this time.

The Company did not recognize any revenue for the contracts with SBB for the three and six months ended June 30, 2017 and 2016 under the percentage-of-completion (units-of-delivery) method and accordingly, there was no impact on the Company's gross margins or results of operations for these periods. The Company has not yet recognized any revenue associated with the major equipment deliveries under the contracts with SBB. The majority of the equipment deliveries and related revenue recognition under these contracts are expected through 2020.

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

For the three and six months ended June 30, 2016 the Company recognized $1.5 million and $3.4 million, respectively, of change in fair value to the unit adjustment liability exclusive of the fair value adjustment resulting from the decision not to make the quarterly payments in 2016, in the Condensed Consolidated Statement of Operations caption Change in fair value to the unit adjustment liability and loss on dilution of equity method investment.

In September 2016, the Company sold its remaining, approximately 26% interest in Brand. Accordingly, there has been no activity related to Brand subsequent to the date of sale.

The Company’s proportionate share of Brand's net income was recorded one quarter in arrears.  Accordingly, Brand’s results of operations for the three and six months ended March 31, 2016 were utilized by the Company to record its proportional share of income in the three and six months ended June 30, 2016.  There was no equity income recorded for Brand for the three and six months ended June 30, 2017 due to the sale of the interest in Brand.  Brand's results of operations are summarized as follows:

	Three Months Ended	Six Months Ended
	March 31	March 31
(In thousands)	2016	2016
Net revenues	$750,394	$1,551,146
Gross profit	148,972	329,549
Net income (loss) attributable to Brand Energy & Infrastructure Services, Inc. and Subsidiaries	(2,682)	8,378
Harsco's equity in income (loss) of Brand	(694)	2,481

5.     Property, Plant and Equipment
Property, plant and equipment consists of the following:

(In thousands)	June 30 2017	December 31 2016
Land	$10,822	$10,606
Land improvements	15,398	15,032
Buildings and improvements	192,785	185,657
Machinery and equipment	1,589,309	1,525,156
Uncompleted construction	21,088	21,035
Gross property, plant and equipment	1,829,402	1,757,486
Less: Accumulated depreciation	(1,345,302)	(1,267,231)
Property, plant and equipment, net	$484,100	$490,255

6.     Goodwill and Other Intangible Assets
The following table reflects the changes in carrying amounts of goodwill by segment for the six months ended June 30, 2017:

(In thousands)	Harsco Metals & Minerals Segment	Harsco Industrial Segment	Harsco Rail Segment	Consolidated Totals
Balance at December 31, 2016	$362,386	$6,839	$13,026	$382,251
Foreign currency translation	11,553	—	—	11,553
Balance at June 30, 2017	$373,939	$6,839	$13,026	$393,804
The Company’s 2016 annual goodwill impairment testing did not result in any impairment of the Company’s goodwill. The fair value of the Harsco Metals & Minerals Segment exceeded the carrying value by approximately 12%.  The Company tests for goodwill impairment annually or more frequently if indicators of impairment exist, or if a decision is made to dispose of a business.  The Company performs the annual goodwill impairment test as of October 1 and monitors for triggering events on an ongoing basis.  The Company determined that, as of June 30, 2017, no interim goodwill impairment testing was necessary.
Intangible assets included in the caption, Intangible assets, net, on the Condensed Consolidated Balance Sheets consist of the following:

	June 30, 2017		December 31, 2016
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer related	$150,373	$117,365	$146,840	$112,610
Patents	5,783	5,649	5,729	5,534
Technology related	25,918	25,907	25,687	25,634
Trade names	8,312	4,687	8,306	4,529
Other	8,709	5,515	8,512	5,200
Total	$199,095	$159,123	$195,074	$153,507

Amortization expense for intangible assets was as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
(In thousands)	2017	2016	2017	2016
Amortization expense for intangible assets	$1,280	$2,050	$2,598	$4,155

The estimated amortization expense for the next five fiscal years based on current intangible assets is as follows:

(In thousands)	2017	2018	2019	2020	2021
Estimated amortization expense (a)	$5,000	$4,750	$4,500	$4,250	$4,000
(a) These estimated amortization expense amounts do not reflect the potential effect of future foreign currency exchange fluctuations.

7.  Employee Benefit Plans

	Three Months Ended
	June 30
Defined Benefit Pension Plans Net Periodic Pension Cost	U.S. Plans		International Plans
(In thousands)	2017	2016	2017	2016
Defined benefit plans:
Service cost	$942	$946	$406	$405
Interest cost	2,470	2,545	5,773	6,984
Expected return on plan assets	(3,552)	(3,601)	(10,515)	(11,219)
Recognized prior service costs	8	15	46	45
Recognized loss	1,425	1,372	4,087	3,142
Defined benefit pension plans net periodic pension cost (income)	$1,293	$1,277	$(203)	$(643)

	Six Months Ended
	June 30
Defined Benefit Pension Plans Net Periodic Pension Cost	U.S. Plans		International Plans
(In thousands)	2017	2016	2017	2016
Service costs	$1,884	$1,892	$817	$809
Interest cost	4,939	5,090	11,507	14,107
Expected return on plan assets	(7,104)	(7,202)	(20,939)	(22,682)
Recognized prior service costs	16	31	91	89
Recognized loss	2,850	2,744	8,129	6,360
Defined benefit pension plans net periodic pension cost (income)	$2,585	$2,555	$(395)	$(1,317)

	Three Months Ended		Six Months Ended
Company Contributions	June 30		June 30
(In thousands)	2017	2016	2017	2016
Defined benefit pension plans (U.S.)	$471	$470	$942	$940
Defined benefit pension plans (International)	2,963	3,254	11,300	13,052
Multiemployer pension plans	498	505	983	1,026
Defined contribution pension plans	2,468	2,476	5,028	5,302
The Company's estimate of expected contributions to be paid during the remainder of 2017 for the U.S. and international defined benefit pension plans are $5.3 million and $6.2 million, respectively.

8.     Income Taxes

Income tax expense related to continuing operations for the three and six months ended June 30, 2017 was $11.2 million and $17.5 million, respectively. Income tax expense related to continuing operations for the three and six months ended
June 30, 2016 was $12.0 million and $9.8 million, respectively.

An income tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, based on technical merits, including resolutions of any related appeals or litigation processes. The reserve for uncertain tax positions at June 30, 2017 was $5.7 million, including interest and penalties.  Within the next twelve months, it is reasonably possible that $0.8 million of unrecognized income tax benefits will be recognized upon settlement of tax examinations and the expiration of various statutes of limitations.

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

In October 2009, the Company received notification of the SPRA’s final administrative decision regarding the levying of ICMS in the State of São Paulo in relation to services provided to a customer in the State between January 2004 and May 2005.  As of June 30, 2017, the principal amount of the tax assessment from the SPRA with regard to this case is approximately $2 million, with penalty, interest and fees assessed to date increasing such amount by an additional $24 million.  Any change in the aggregate amount since the Company’s last Annual Report on Form 10-K for the year ended December 31, 2016 is due to an increase in assessed interest and statutorily mandated legal fees for the period, as well as foreign currency translation.
Another ICMS tax case involving the SPRA refers to the tax period from January 2002 to December 2003, and has not yet reached the judicial phase. The aggregate amount assessed by the tax authorities in August 2005 was $7.6 million (the amounts with regard to this claim are valued as of the date of the assessment since it has not yet reached the collection phase), composed of a principal amount of $1.8 million, with penalty and interest assessed through that date increasing such amount by an additional $5.8 million.  All such amounts include the effect of foreign currency translation.
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

The Company is continuing to review all known labor claims and as of June 30, 2017 and December 31, 2016, the Company has established reserves of $8.0 million and $7.9 million, respectively, on the Company's Condensed Consolidated Balance Sheets for amounts considered to be probable and estimable. As the Company continues to evaluate these claims and takes actions to address them, the amount of established reserves may be impacted.

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

U.K. Health and Safety Executive Matter
In the third quarter of 2016, a subsidiary in the Company’s Harsco Metals & Minerals Segment, along with one of its customers, was named as a co-defendant in an action brought by the U.K. Health and Safety Executive in the U.K. Crown Court Sitting at Kingston-Upon-Hull. The action relates to a fatal accident involving one of the customer’s employees in 2010. The action seeks to levy a fine against the Company. The Company believes it is not responsible for the accident and is defending the action vigorously. A loss provision related to this action has not been recorded in the Company’s condensed consolidated financial statements, because the Company believes that a loss is not probable. If the outcome of the proceedings is unfavorable, the Company does not believe it would have a material adverse effect on the Company's financial condition, however an unfavorable decision could have a material impact on the Company's results of operations in any one period.
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

At June 30, 2017, there were 17,164 pending asbestos personal injury actions filed against the Company.  Of those actions, 16,752 were filed in the New York Supreme Court (New York County), 111 were filed in other New York State Supreme Court Counties and 301 were filed in courts located in other states.
The complaints in most of those actions generally follow a form that contains a standard damages demand of $20 million or $25 million, regardless of the individual plaintiff’s alleged medical condition, and without identifying any specific Company product.
At June 30, 2017, 16,730 of the actions filed in New York Supreme Court (New York County) were on the Deferred/Inactive Docket created by the court in December 2002 for all pending and future asbestos actions filed by persons who cannot demonstrate that they have a malignant condition or discernible physical impairment. The remaining 22 cases in New York County are pending on the Active or In Extremis Docket created for plaintiffs who can demonstrate a malignant condition or physical impairment.
The Company has liability insurance coverage under various primary and excess policies that the Company believes will be available, if necessary, to substantially cover any liability that might ultimately be incurred in the asbestos actions referred to above. The Company believes that a substantial portion of the costs and expenses of the asbestos actions will be paid by the Company’s insurers.
In view of the persistence of asbestos litigation in the U.S., the Company expects to continue to receive additional claims in the future. The Company intends to continue its practice of vigorously defending these claims and cases. At June 30, 2017, the Company has obtained dismissal in 27,921 cases by stipulation or summary judgment prior to trial.
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

10.  Reconciliation of Basic and Diluted Shares

	Three Months Ended		Six Months Ended
	June 30		June 30
(In thousands, except per share amounts)	2017	2016	2017	2016
Income (loss) from continuing operations attributable to Harsco Corporation common stockholders	$18,635	$(27,994)	$27,902	$(38,544)

Weighted-average shares outstanding - basic	80,535	80,337	80,460	80,288
Dilutive effect of stock-based compensation	2,315	—	2,098	—
Weighted-average shares outstanding - diluted	82,850	80,337	82,558	80,288

Earnings (loss) from continuing operations per common share, attributable to Harsco Corporation common stockholders:
Basic	$0.23	$(0.35)	$0.35	$(0.48)

Diluted	$0.22	$(0.35)	$0.34	$(0.48)

The following average outstanding stock-based compensation units were not included in the computation of diluted earnings (loss) per share because the effect was antidilutive:

	Three Months Ended		Six Months Ended
	June 30		June 30
(In thousands)	2017	2016	2017	2016
Restricted stock units	—	957	—	694
Stock options	55	90	55	90
Stock appreciation rights	972	1,641	1,117	1,364
Performance share units	176	835	320	572

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
All derivative instruments are recorded on the Condensed Consolidated Balance Sheets at fair value.  Changes in the fair value of derivatives used to hedge foreign currency denominated balance sheet items are reported directly in earnings, along with offsetting transaction gains and losses on the items being hedged.  Derivatives used to hedge forecasted cash flows associated with foreign currency commitments may be accounted for as cash flow hedges, as deemed appropriate if the criteria for hedge accounting are met.  Gains and losses on derivatives designated as cash flow hedges are deferred in Accumulated other comprehensive loss, a separate component of equity, and reclassified to earnings in a manner that matches the timing of the earnings impact of the hedged transactions.  The ineffective portion of all hedges, if any, is recognized currently in earnings.
The fair value of outstanding derivative contracts recorded as assets and liabilities on the Condensed Consolidated Balance Sheets was as follows:

	Asset Derivatives		Liability Derivatives
(In thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
June 30, 2017
Derivatives designated as hedging instruments:
Foreign currency exchange forward contracts	Other current assets	$895	Other current liabilities	$60
Cross-currency interest rate swaps	Other current assets	206		—
Interest rate swaps		—	Other current liabilities	196
Interest rate swaps	Other assets	35	Other liabilities	2,382
Total derivatives designated as hedging instruments		$1,136		$2,638
Derivatives not designated as hedging instruments:
Foreign currency exchange forward contracts	Other current assets	$2,311	Other current liabilities	$17,131

	Asset Derivatives		Liability Derivatives
(In thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
December 31, 2016
Derivatives designated as hedging instruments:
Foreign currency exchange forward contracts	Other current assets	$473	Other current liabilities	$166
Cross-currency interest rate swaps	Other current assets	514		—
Total derivatives designated as hedging instruments		$987		$166
Derivatives not designated as hedging instruments:
Foreign currency exchange forward contracts	Other current assets	$4,459	Other current liabilities	$3,372
All of the Company's derivatives are recorded in the Condensed Consolidated Balance Sheets at gross amounts and not offset. All of the Company's interest rate swaps, CCIRs and certain foreign currency exchange forward contracts are transacted under International Swaps and Derivatives Association ("ISDA") documentation. Each ISDA master agreement permits the net settlement of amounts owed in the event of default. The Company's derivative assets and liabilities subject to enforceable master netting arrangements did not result in a net asset or net liability at either June 30, 2017 or December 31, 2016.
The effect of derivative instruments on the Condensed Consolidated Statements of Operations and the Condensed Consolidated Statements of Comprehensive Income (Loss), was as follows:
Derivatives Designated as Hedging Instruments

(In thousands)	Amount Recognized in Other Comprehensive Income (“OCI”) on Derivative - Effective Portion	Location of Amount Reclassified from Accumulated OCI into Income - Effective Portion	Amount Reclassified from Accumulated OCI into Income - Effective Portion	Location of Amount Recognized in Income on Derivative - Ineffective Portion and Amount Excluded from Effectiveness Testing	Amount Recognized in Income on Derivative - Ineffective Portion and Amount Excluded from Effectiveness Testing
Three Months Ended June 30, 2017:
Foreign currency exchange forward contracts	$1,001	Product revenues/Cost of services and products sold	$(186)		$—
Interest rate swaps	(2,021)		—		—
Cross-currency interest rate swaps	3	Interest expense	251	Cost of services and products sold	(107)	(a)
	$(1,017)		$65		$(107)
Three Months Ended June 30, 2016:
Foreign currency exchange forward contracts	$(305)	Cost of services and products sold	$(1)		$—
Cross-currency interest rate swaps	(520)	Interest expense	281	Cost of services and products sold	(42)	(a)
	$(825)		$280		$(42)

(In thousands)	Amount Recognized in OCI on Derivative - Effective Portion	Location Amount Reclassified from Accumulated OCI into Income - Effective Portion	Amount Reclassified from Accumulated OCI into Income - Effective Portion	Location of Amount Recognized in Income on Derivative - Ineffective Portion and Amount Excluded from Effectiveness Testing	Amount Recognized in Income on Derivative - Ineffective Portion and Amount Excluded from Effectiveness Testing
Six Months Ended June 30, 2017:
Foreign currency forward exchange contracts	$763	Product revenues / Cost of services and products sold	$(185)		$—
Interest rate swaps	(2,543)		—		—
Cross currency interest rate swaps	(123)	Interest expense	493	Cost of services and products sold	(317)	(a)
	$(1,903)		$308		$(317)
Six Months Ended June 30, 2016:
Foreign currency forward exchange contracts	$(630)	Product revenues / Cost of services and products sold	$(409)		$—
Cross currency interest rate swaps	(2,151)	Interest expense	224	Cost of services and products sold	4,219	(a)
	$(2,781)		$(185)		$4,219
(a) These gains offset foreign currency fluctuation effects on the debt principal.

Derivatives Not Designated as Hedging Instruments

	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative for the Three Months Ended June 30 (b)
(In thousands)		2017	2016
Foreign currency exchange forward contracts	Cost of services and products sold	$(13,289)	$8,583

	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative for the Six Months Ended June 30 (b)
(In thousands)		2017	2016
Foreign currency forward exchange contracts	Cost of services and products sold	$(11,739)	$1,739
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
Contracted Amounts of Foreign Currency Exchange Forward Contracts Outstanding at June 30, 2017:

(In thousands)	Type	U.S. Dollar Equivalent	Maturity	Recognized Gain (Loss)
British pounds sterling	Sell	$69,228	July 2017	$(1,516)
British pounds sterling	Buy	9,788	July 2017 through September 2017	108
Euros	Sell	304,566	July 2017 through December 2017	(14,233)
Euros	Buy	163,183	July 2017 through May 2018	2,482
Other currencies	Sell	47,184	July 2017 through December 2017	(880)
Other currencies	Buy	14,292	July 2017 through January 2018	54
Total		$608,241		$(13,985)
Contracted Amounts of Foreign Currency Exchange Forward Contracts Outstanding at December 31, 2016:

(In thousands)	Type	U.S. Dollar Equivalent	Maturity	Recognized Gain (Loss)
British pounds sterling	Sell	$55,120	January 2017	$(228)
British pounds sterling	Buy	827	March 2017	(14)
Euros	Sell	326,797	January 2017 through December 2017	628
Euros	Buy	171,578	January 2017 through January 2018	(468)
Other currencies	Sell	43,455	January 2017 through September 2017	1,477
Other currencies	Buy	3,106	March 2017	(1)
Total		$600,883		$1,394

In addition to foreign currency exchange forward contracts, the Company designates certain loans as hedges of net investments in international subsidiaries.  The Company recorded pre-tax net gains of $7.7 million and $9.5 million during the three and six months ended June 30, 2017, respectively and pre-tax net losses of $16.4 million and $20.3 million during the three and six months ended June 30, 2016, respectively, in Accumulated other comprehensive loss.

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

The following table indicates the notional amounts of the Company's interest rate swaps at June 30, 2017:

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

The following table indicates the contractual amounts of the Company's CCIRs at June 30, 2017:

		Interest Rates
(In millions)	Contractual Amount	Receive	Pay
Maturing 2017	$1.4	Floating U.S. dollar rate	Fixed rupee rate
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

Level 2 Fair Value Measurements (In thousands)	June 30 2017	December 31 2016
Assets
Foreign currency exchange forward contracts	$3,206	$4,932
Interest rate swaps	35	—
Cross-currency interest rate swaps	206	514
Liabilities
Foreign currency exchange forward contracts	17,191	3,538
Interest rate swaps	2,578	—

The following table reconciles the beginning and ending balances for liabilities measured on a recurring basis using unobservable inputs (Level 3):

Level 3 Liabilities—Unit Adjustment Liability (c) for the Six Months Ended June 30 (In thousands)	Six Months Ended
June 30
2016
Balance at beginning of period	$79,934
Reduction in the fair value related to election not to make 2016 payments	(19,145)
Change in fair value to the unit adjustment liability	3,402
Balance at end of period	$64,191

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
The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and short-term borrowings approximate fair value due to the short-term maturities of these assets and liabilities.  At June 30, 2017 and December 31, 2016, the total fair value of long-term debt (excluding deferred financing costs), including current maturities, was $658.6 million and $682.9 million, respectively, compared with a carrying value of $651.4 million and $673.4 million, respectively.  Fair values for debt are based on quoted market prices (Level 1) for the same or similar issues, or on the current rates offered to the Company for debt of the same remaining maturities (Level 2).

12. Review of Operations by Segment

	Three Months Ended		Six Months Ended
	June 30		June 30
(In thousands)	2017	2016	2017	2016
Revenues From Continuing Operations
Harsco Metals & Minerals	$259,306	$253,560	$506,340	$483,232
Harsco Industrial	73,563	66,270	139,448	128,139
Harsco Rail	61,994	50,103	121,582	111,843
Corporate	35	—	69	—
Total Revenues From Continuing Operations	$394,898	$369,933	$767,439	$723,214
Operating Income (Loss) From Continuing Operations
Harsco Metals & Minerals	$32,177	$30,927	$58,606	$37,868
Harsco Industrial	9,151	7,300	11,955	13,771
Harsco Rail	7,961	(31,948)	13,947	(27,042)
Corporate	(6,815)	(4,965)	(14,126)	(13,852)
Total Operating Income From Continuing Operations	$42,474	$1,314	$70,382	$10,745
Depreciation and Amortization
Harsco Metals & Minerals	$27,928	$30,662	$55,808	$61,687
Harsco Industrial	1,843	1,850	3,683	3,568
Harsco Rail	1,025	1,361	2,062	2,795
Corporate	1,479	1,744	2,950	3,612
Total Depreciation and Amortization	$32,275	$35,617	$64,503	$71,662
Capital Expenditures
Harsco Metals & Minerals	$21,599	$13,305	$37,071	$28,725
Harsco Industrial	796	1,162	1,548	2,296
Harsco Rail	1,083	767	1,303	1,139
Corporate	233	(9)	778	16
Total Capital Expenditures	$23,711	$15,225	$40,700	$32,176

Reconciliation of Segment Operating Income to Income From Continuing Operations Before Income Taxes and Equity Income (Loss)

	Three Months Ended		Six Months Ended
	June 30		June 30
(In thousands)	2017	2016	2017	2016
Segment operating income	$49,289	$6,279	$84,508	$24,597
General Corporate expense	(6,815)	(4,965)	(14,126)	(13,852)
Operating income from continuing operations	42,474	1,314	70,382	10,745
Interest income	493	552	1,005	1,087
Interest expense	(12,405)	(13,805)	(24,058)	(26,168)
Change in fair value to the unit adjustment liability and loss on dilution of equity method investment	—	(1,489)	—	(13,706)
Income (loss) from continuing operations before income taxes and equity income (loss)	$30,562	$(13,428)	$47,329	$(28,042)

13.   Other Expenses

The major components of this Condensed Consolidated Statements of Operations caption are as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
(In thousands)	2017	2016	2017	2016
Employee termination benefit costs	$1,695	$1,194	$2,448	$6,966
Harsco Metals & Minerals Segment separation costs	—	10	—	3,297
Net gains (a)	(88)	(105)	(210)	(757)
Other costs to exit activities	247	36	347	218
Impaired asset write-downs	281	23	281	116
Other	(63)	89	100	530
Other expenses	$2,072	$1,247	$2,966	$10,370

(a)	Net gains result from the sales of redundant properties (primarily land, buildings and related equipment) and non-core assets.

14. Components of Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss is included on the Condensed Consolidated Statements of Equity. The components of Accumulated other comprehensive loss, net of the effect of income taxes, and activity for the six months ended June 30, 2016 and 2017 was as follows:

	Components of Accumulated Other Comprehensive Income (Loss) - Net of Tax
(In thousands)	Cumulative Foreign Exchange Translation Adjustments		Effective Portion of Derivatives Designated as Hedging Instruments		Cumulative Unrecognized Actuarial Losses on Pension Obligations		Unrealized Gain (Loss) on Marketable Securities	Total
Balance at December 31, 2015	$(125,561)		$(400)		$(389,696)		$(31)	$(515,688)
Other comprehensive income (loss) before reclassifications	(9,502)	(a)	(2,262)	(b)	23,873	(a)	(3)	12,106
Amounts reclassified from accumulated other comprehensive loss, net of tax	—		(129)		8,190		—	8,061
Realized (gains) losses reclassified from accumulated other comprehensive loss in connection with loss on dilution of equity method investment (See Note 4, Equity Method Investments)	3,079		106		(148)		—	3,037
Other comprehensive income (loss) from equity method investee	3,650		(266)		380		—	3,764
Total other comprehensive income (loss)	(2,773)		(2,551)		32,295		(3)	26,968
Less: Other comprehensive income (loss) attributable to noncontrolling interests	425		(7)		—		—	418
Other comprehensive income (loss) attributable to Harsco Corporation	(2,348)		(2,558)		32,295		(3)	27,386
Balance at June 30, 2016	$(127,909)		$(2,958)		$(357,401)		$(34)	$(488,302)

	Components of Accumulated Other Comprehensive Income (Loss) - Net of Tax
(In thousands)	Cumulative Foreign Exchange Translation Adjustments		Effective Portion of Derivatives Designated as Hedging Instruments		Cumulative Unrecognized Actuarial Losses on Pension Obligations		Unrealized Gain (Loss) on Marketable Securities	Total
Balance at December 31, 2016	$(144,534)		$(1,089)		$(461,094)		$(5)	$(606,722)
Other comprehensive income (loss) before reclassifications	26,386	(a)	(913)	(b)	(19,185)	(a)	6	6,294
Amounts reclassified from accumulated other comprehensive loss, net of tax	—		185		10,042		—	10,227
Total other comprehensive income (loss)	26,386		(728)		(9,143)		6	16,521
Less: Other comprehensive income attributable to noncontrolling interests	(1,534)		—		—		—	(1,534)
Other comprehensive income (loss) attributable to Harsco Corporation	24,852		(728)		(9,143)		6	14,987
Balance at June 30, 2017	$(119,682)		$(1,817)		$(470,237)		$1	$(591,735)

(a)	Principally foreign currency fluctuation.

(b)	Net change from periodic revaluations.

Amounts reclassified from accumulated other comprehensive loss are as follows:

(In thousands)	Three Months Ended		Six Months Ended		Affected Caption in the Condensed Consolidated Statements of Operations
	June 30 2017	June 30 2016	June 30 2017	June 30 2016
Amortization of cash flow hedging instruments:
Foreign currency exchange forward contracts	$(189)	$—	$(189)	$(408)	Product revenues
Foreign currency exchange forward contracts	3	(1)	4	(1)	Cost of services and products sold
Cross-currency interest rate swaps	251	281	493	224	Interest expense
Total before tax	65	280	308	(185)
Tax expense	(29)	(109)	(123)	56
Total reclassification of cash flow hedging instruments, net of tax	$36	$171	$185	$(129)

Amortization of defined benefit pension items (c):
Actuarial losses	$2,706	$2,285	$5,358	$4,661	Selling, general and administrative expenses
Actuarial losses	2,806	2,229	5,621	4,443	Cost of services and products sold
Prior-service benefits	(10)	(3)	(22)	(4)	Selling, general and administrative expenses
Prior-service costs	64	63	129	124	Cost of services and products sold
Total before tax	5,566	4,574	11,086	9,224
Tax benefit	(522)	(517)	(1,044)	(1,034)
Total reclassification of defined benefit pension items, net of tax	$5,044	$4,057	$10,042	$8,190
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

Executive Overview
Markets served by the Company's Harsco Metals & Minerals Segment continued to demonstrate some improvement during the first six months of 2017 as increased customer steel production and higher commodity volumes and prices positively affected both revenues and operating income. In addition, results were positively affected by the operational benefits and discipline achieved in recent years due to the Harsco Metals & Minerals Segment's Improvement Plan ("Project Orion").

Energy markets also demonstrated some fundamental improvement during the second quarter and first six months of 2017. The Harsco Industrial Segment’s air-cooled heat exchangers business has seen steadily improving results. Bookings for this business have increased but may fluctuate with energy prices and underlying market fundamentals. The Harsco Industrial Segment's industrial grating business continues to be impacted by a lack of large-scale projects, delayed capital expenditures, competitive market dynamics and increased material costs. Accordingly, these factors impacted revenue and operating income during the second quarter and first six months of 2017 in the Harsco Industrial Segment.
Results for the Harsco Rail Segment for the second quarter and the first six months of 2016, included an estimated loss provision of $40.1 million related to the Company's contracts with the federal railway system of Switzerland ("SBB"). The estimated loss provision resulted from increased vendor costs, ongoing discussions with the customer, and increased estimates for commissioning, certification and testing costs, as well as expected settlement with respect to the customer. Excluding the impact of the estimated loss provision, the Harsco Rail Segment's operating results during the second quarter and first six months of 2017 were consistent with the same periods in prior years.

	Three Months Ended
Revenues by Segment	June 30
(In millions)	2017	2016	Change	%
Harsco Metals & Minerals	$259.3	$253.6	$5.7	2.3%
Harsco Industrial	73.6	66.3	7.3	11.0
Harsco Rail	62.0	50.1	11.9	23.7
Corporate	—	—	—	—
Total revenues	$394.9	$369.9	$25.0	6.7%

	Six Months Ended
Revenues by Segment	June 30
(In millions)	2017		2016	Change	%
Harsco Metals & Minerals	$506.3		$483.2	$23.1	4.8%
Harsco Industrial	139.4		128.1	11.3	8.8
Harsco Rail	121.6		111.8	9.7	8.7
Corporate	0.1	—	—	0.1	—
Total revenues	$767.4		$723.2	$44.2	6.1%

	Three Months Ended
Revenues by Region	June 30
(In millions)	2017	2016	Change	%
North America	$186.7	$159.4	$27.2	17.1%
Western Europe	104.3	110.6	(6.2)	(5.6)
Latin America (includes Mexico)	45.8	45.0	0.8	1.8
Asia-Pacific	41.5	34.5	7.0	20.3
Middle East and Africa	10.0	12.2	(2.3)	(18.7)
Eastern Europe	6.6	8.2	(1.6)	(19.6)
Total revenues	$394.9	$369.9	$25.0	6.7%

	Six Months Ended
Revenues by Region	June 30
(In millions)	2017	2016	Change	%
North America	$357.4	$321.7	$35.7	11.1%
Western Europe	205.6	218.9	(13.3)	(6.1)
Latin America (included Mexico)	90.9	79.7	11.2	14.0
Asia-Pacific	79.4	66.2	13.2	20.0
Middle East and Africa	20.5	21.5	(0.9)	(4.4)
Eastern Europe	13.5	15.2	(1.7)	(11.4)
Total revenues	$767.4	$723.2	$44.2	6.1%

Revenues for the Company during the second quarter and first six months 2017 were $394.9 million and $767.4 million, respectively compared with $369.9 million and $723.2 million, respectively, in the second quarter and first six months of 2016. The change is primarily related to the effect of higher volumes in the Harsco Metals & Minerals Segment, the Harsco Industrial Segment's air-cooled heat exchangers business, and machine sales in the Harsco Rail Segment; partially offset by the impacts of foreign currency translation and lower volumes in the Harsco Industrial Segment's industrial grating business. Foreign currency translation decreased revenues by $4.8 million and $10.3 million, respectively, for the second quarter and first six months of 2017 compared with the same period in the prior year.

	Three Months Ended
Operating Income (Loss) by Segment	June 30
(In millions)	2017	2016	Change	%
Harsco Metals & Minerals	$32.2	$30.9	$1.3	4.0%
Harsco Industrial	9.2	7.3	1.9	25.4
Harsco Rail	8.0	(31.9)	39.9	124.9
Corporate	(6.8)	(5.0)	(1.9)	(37.3)
Total operating income	$42.5	$1.3	$41.2	3,132.4%

	Six Months Ended
Operating Income (Loss) by Segment	June 30
(In millions)	2017	2016	Change	%
Harsco Metals & Minerals	$58.6	$37.9	$20.7	54.8%
Harsco Industrial	12.0	13.8	(1.8)	(13.2)
Harsco Rail	13.9	(27.0)	41.0	151.6
Corporate	(14.1)	(13.9)	(0.3)	(2.0)
Total operating income	$70.4	$10.7	$59.6	555.0%

	Three Months Ended		Six Months Ended
	June 30		June 30
Operating Margin by Segment	2017	2016	2017	2016
Harsco Metals & Minerals	12.4%	12.2%	11.6%	7.8%
Harsco Industrial	12.4	11.0	8.6	10.7
Harsco Rail	12.8	(63.8)	11.5	(24.2)
Consolidated operating margin	10.8%	0.4%	9.2%	1.5%
Operating income from continuing operations for the second quarter and first six months of 2017 was $42.5 million and $70.4 million, respectively, compared with $1.3 million and $10.7 million, respectively, in the second quarter and first six months of 2016.  Refer to the segment discussions below for information pertaining to factors positively affecting and negatively impacting operating income from continuing operations.

Harsco Metals & Minerals Segment:

Significant Impacts on Revenues	Three Months Ended	Six Months Ended
(In millions)	June 30, 2017	June 30, 2017
Revenues — 2016	$253.6	$483.2
Net effects of price/volume changes, primarily attributable to volume changes.	10.8	33.8
Impact of foreign currency translation.	(4.0)	(8.0)
Net impact of new and lost contracts (including exited underperforming contracts).	(1.1)	(2.4)
Other.	—	(0.3)
Revenues — 2017	$259.3	$506.3

Factors Positively Affecting Operating Income:

•
Increased global steel production.  Overall, steel production by customers under services contracts, including the impact of new and exited contracts, increased by 6% and 8%, respectively, for the second quarter and first six months of 2017 compared with the same periods in the prior year. Excluding the impact of new and exited contracts, steel production by customers under services contracts increased by 4% and 6%, respectively, for the second quarter and first six months of 2017 compared with the same periods in the prior year.

•
Increased income attributable to the impact of improved nickel, chrome and scrap prices. Nickel-related prices increased 5% and 13%, respectively during the second quarter and first six months of 2017 compared with the same periods in the prior year.

•	Severance costs resulting from a site exit decreased operating income by $5.1 million during the first six months of 2016, which did not repeat in the first six months of 2017.

Factors Negatively Impacting Operating Income:

•	Moderately higher selling, general and administrative costs due to higher compensation costs, professional fees and bad debt expense.

Harsco Industrial Segment:

Significant Impacts on Revenues	Three Months Ended	Six Months Ended
(In millions)	June 30, 2017	June 30, 2017
Revenues — 2016	$66.3	$128.1
Net effects of price/volume changes, primarily attributable to volume changes.	7.5	12.0
Impact of foreign currency translation.	(0.2)	(0.7)
Revenues — 2017	$73.6	$139.4

Factors Positively Affecting Operating Income:

•
Higher overall volumes and a favorable sales mix in the air-cooled heat exchanger business, resulting in increased operating income during the second quarter and first six months of 2017 compared with the comparable periods in 2016.

Factors Negatively Impacting Operating Income:

•	Lower volumes and an unfavorable sales mix in the industrial grating products business.

•	Increased operating expenses including higher commissions due to the increase in volumes in the air-cooled heat exchanger business.

Harsco Rail Segment:

Significant Impacts on Revenues	Three Months Ended	Six Months Ended
(In millions)	June 30, 2017	June 30, 2017
Revenues — 2016	$50.1	$111.8
Net impacts of price/volume changes, primarily attributable to volume changes.	12.3	11.2
Other.	0.3	0.2
Impact of foreign currency translation.	(0.7)	(1.6)
Revenues — 2017	$62.0	$121.6

Factors Positively Affecting Operating Income:

•
During the second quarter of 2016, the Harsco Rail Segment recorded an estimated loss provision of $40.1 million related to the Company's contracts with SBB which did not repeat in the first six months of 2017.

•	Increased equipment sales during the second quarter and first six months of 2017 compared with the same periods in prior year.

•	Increased after-market part sales increased operating income during the first six months of 2017 compared with the same period in prior year.

Factors Negatively Impacting Operating Income:

•	Reductions in contract service revenues decreased operating income during the second quarter and first six months of 2017 compared with the same periods in the prior year.

•	Reductions in after-market part sales decreased operating income during the second quarter of 2017 compared with the same period in prior year.

•	Increased selling, general and administrative expenses primarily related to compensation, commissions and other costs.

Outlook, Trends and Strategies

In addition to the items noted in the Company's Annual Report on Form 10-K for the year ended December 31, 2016, the following significant items, risks, trends and strategies are expected to affect the Company for the remainder of 2017 and beyond:

•
The Company will focus on providing returns above its cost of capital for its stockholders by continuing to develop an attractive portfolio of businesses and by continuing to focus on internal growth and operational excellence.

•
The Company will assess capital needs in the context of operational trends and strategic initiatives and expects to maintain a reasonable amount of financial leverage. Management will be selective and disciplined in allocating capital by rigorously analyzing projects and utilizing a return-based capital allocation process.

•	The Company expects its operational effective income tax rate to approximate 36% to 38% in 2017, excluding the tax impact of the new stock-based compensation accounting standard.

Harsco Metals & Minerals Segment:

•
Steel markets demonstrated some pricing improvement since early 2016 and the Company experienced improvements in demand and certain commodity prices during the second quarter and first six months of 2017. The Company expects these factors along with the effect of new contracts, the continued benefits achieved as part of Project Orion and additional improvement initiatives to positively affect operating income in 2017 in the Harsco Metals & Minerals Segment.

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

•
In January 2017, the Company announced two multi-year contracts for steel mill services in China and Brazil with projected revenues totaling more than $100 million. In March 2017, the Company announced a joint agreement with Hydro Industries for waste recycling solutions. In April 2017, the Company announced a ten year mill services contract in Egypt with projected revenues totaling approximately $60 million. In addition, in May 2017 the Company announced a multi-year contract in India to provide metal recovery and slag sales services with projected revenues totaling more than $25 million, and formation of a joint venture for metal recovery and slag sales services in Turkey.

•
As the Company has previously disclosed, over the past several years the Company has been in discussions with officials at the Supreme Council for Environment in Bahrain ("Bahrain Council") with regard to a processing by-product ("salt cakes") located at Hafeera. During 2015, the Company recorded a charge of $7.0 million, payable over approximately seven to ten years, related to the estimated cost of processing and disposal of the salt cakes. The Company's Bahrain operations are operated under a strategic venture for which its strategic venture partner has a 35% minority interest. The Company is awaiting final approval from the Bahrain Council regarding the proposed processing and disposal method. If the Bahrain Council does not approve the proposed method or mandates alternative solutions, the Company’s estimated liability could change, and such change could be material in any one period.

•
During 2016, one of the Company's customers announced its intention to conduct a strategic review of its steelmaking operations in Europe, including the possibility of strategic collaborations through a joint venture with another major steelmaker.  Depending on the outcome of any potential transactions, there could be a material impact on the Company's results of operations, cash flows and asset valuations in any one period.

•
One of the Company's customers in Australia has begun the process of voluntary administration under Australian law, the purpose of which is to focus on long-term solvency. The customer is continuing its operations during the voluntary administration proceedings. The Company had approximately $5 million of receivables with the customer prior to the start of the voluntary administration. The Company continues to believe that these amounts are collectible. The Company continues to provide services to the customer and continues to collect on post-administration invoices timely. However the administration process is uncertain in nature and length. As such, a loss on the pre-administration receivables is reasonably possible, and if there was a change in the Company's view on collectability, there could be a charge against income in future periods.

•
The Company will focus on growing the Harsco Metals & Minerals Segment through the provision of innovative solutions to handle customers' waste and by-products, improving commercial effectiveness and disciplined investments to improve competitive positioning in core and adjacent markets.

Harsco Industrial Segment:

•
As energy markets have demonstrated some fundamental improvement, the Harsco Industrial Segment’s air-cooled heat exchangers business has seen steadily improving results. Bookings for this business have increased but may fluctuate with energy prices and underlying market fundamentals.  Accordingly, these factors are expected to impact revenue and operating income in 2017 in the Harsco Industrial Segment.

•
The Harsco Industrial Segment's industrial grating business continues to be impacted by a lack of large-scale projects, delayed capital expenditures, competitive market dynamics and increased material costs. Accordingly, these factors are expected to impact revenue and operating income in 2017 in the Harsco Industrial Segment.

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

•
During January 2017, the Company announced a new order to equip the entire Denver, Colorado regional railway fleet with enhanced safety systems. In addition during June 2017, the Company announced a new order in the U.K. for seven Stoneblower track geometry machines. The order calls for deliveries over two years starting in late 2019.

•
In prior years, the Company secured two contract awards with initial contract values totaling approximately $200 million from SBB. The majority of deliveries under these contracts are anticipated to occur during late 2017 through 2020. The Harsco Rail Segment recorded estimated forward loss provisions of $40.1 million and $5.0 million during the second and fourth quarters of 2016, respectively, which resulted from increased vendor costs, ongoing discussions with SBB, and increased estimates for commissioning, certification and testing costs, as well as expected settlements with SBB.  It is possible that the Company's overall estimate of costs to complete these contracts may increase which would result in an additional estimated forward loss provision at such time.

•	The Company will focus on growing the Harsco Rail Segment through disciplined organic expansion and acquisitions that improve competitive positioning in core markets or adjacent markets.

Results of Operations

	Three Months Ended		Six Months Ended
	June 30		June 30
(In millions, except per share amounts)	2017	2016	2017	2016
Total revenues	$394.9	$369.9	$767.4	$723.2
Cost of services and products sold	293.4	316.9	581.2	600.0
Selling, general and administrative expenses	55.6	49.5	110.7	100.3
Research and development expenses	1.3	1.0	2.2	1.8
Other expenses	2.1	1.2	3.0	10.4
Operating income from continuing operations	42.5	1.3	70.4	10.7
Interest income	0.5	0.6	1.0	1.1
Interest expense	(12.4)	(13.8)	(24.1)	(26.2)
Change in fair value to the unit adjustment liability and loss on dilution of equity method investment	—	(1.5)	—	(13.7)
Income tax expense	(11.2)	(12.0)	(17.5)	(9.8)
Equity income (loss) of unconsolidated entities, net	—	(0.7)	—	2.5
Income (loss) from continuing operations	19.3	(26.1)	29.8	(35.4)
Income from discontinued operations	0.4	1.8	—	1.5
Net income (loss)	19.7	(24.3)	29.9	(33.9)
Total other comprehensive income (loss)	(0.9)	7.3	16.5	27.0
Total comprehensive income (loss)	18.9	(17.0)	46.4	(6.9)
Diluted earnings (loss) per common share from continuing operations attributable to Harsco Corporation common stockholders	0.22	(0.35)	0.34	(0.48)
Effective income tax rate for continuing operations	36.8%	(89.4)%	36.9%	(35.1)%

Comparative Analysis of Consolidated Results

Revenues
Revenues for the second quarter of 2017 increased $25.0 million or 6.7% from the second quarter of 2016. Revenue for the six months of 2017 increased $44.2 million or 6.1% from the first six months of 2016. Changes in revenues for the periods presented were attributable to the following significant items:

Change in Revenues — 2017 vs. 2016	Three Months Ended	Six Months Ended
(In millions)	June 30, 2017	June 30, 2017
Net effects of price/volume changes in the Harsco Metals & Minerals Segment, primarily attributable to volume changes.	$10.8	33.8
Net effects of price/volume changes in the Harsco Industrial Segment, primarily attributable to volume changes.	7.5	12.0
Net impacts of price/volume changes in the Harsco Rail Segment, primarily attributable to volume changes.	12.3	11.2
Net impact of new and lost contracts (including exited underperforming contracts) in the Harsco Metals & Minerals Segment.	(1.1)	(2.4)
Impact of foreign currency translation.	(4.8)	(10.3)
Other.	0.3	(0.1)
Total change in revenues — 2017 vs. 2016	$25.0	$44.2

Cost of Services and Products Sold
Cost of services and products sold for the second quarter of 2017 decreased $23.5 million or 7.4% from the second quarter of 2016. Cost of services and products for the first six months of 2017 decreased $18.8 million or 3.1% from the first six months of 2016. Changes in cost of services and products sold for the periods presented were attributable to the following significant items:

Change in Cost of Services and Products Sold — 2017 vs. 2016	Three Months Ended	Six Months Ended
(In millions)	June 30, 2017	June 30, 2017
Decreased costs due to estimated loss provision in the Harsco Rail Segment during prior year.	$(40.1)	$(40.1)
Impact of foreign currency translation.	(4.1)	(8.6)
Increased costs due to changes in revenues (exclusive of the effects of foreign currency translation and fluctuations in commodity costs included in selling prices).	22.0	34.5
Other.	(1.3)	(4.6)
Total change in cost of services and products sold — 2017 vs. 2016	$(23.5)	$(18.8)

Selling, General and Administrative Expenses
Selling, general and administrative expenses for the second quarter of 2017 increased $6.1 million or 12.3% from the second quarter of 2016.  Selling, general and administrative expenses for the first six months of 2017 increased $10.4 million or 10.4% from the first six months of 2016. These increases were primarily related to higher compensation expense related to the timing of stock-based compensation issuances and higher expected incentive compensation; increased commissions in the Harsco Industrial Segment; higher bad debt expense in the Metals & Minerals Segment; and increased professional fees.

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

	Three Months Ended		Six Months Ended
	June 30		June 30
(In thousands)	2017	2016	2017	2016
Employee termination benefit costs	$1,695	$1,194	$2,448	$6,966
Harsco Metals & Minerals Segment separation costs	—	10	—	3,297
Net gains (a)	(88)	(105)	(210)	(757)
Other costs to exit activities	247	36	347	218
Impaired asset write-downs	281	23	281	116
Other	(63)	89	100	530
Other expenses	$2,072	$1,247	$2,966	$10,370
(a) Net gains result from the sales of redundant properties (primarily land, buildings and related equipment) and non-core assets.

Interest Expense
Interest expense during the second quarter and first six months of 2017 decreased $1.4 million and $2.1 million, respectively, compared with the second quarter and first six months of 2016. The decrease primarily relates to the Company's overall decreased debt levels, partially offset by an increase in interest rates associated with the Company's debt.

Change in Fair Value to the Unit Adjustment Liability and Loss on Dilution of Equity Method Investment
The Change in fair value to the unit adjustment liability and loss on dilution of equity method investment during the second quarter and first six months of 2017 decreased $1.5 million and $13.7 million, respectively, compared with the second quarter and first six months of 2016. The decreases relate to losses associated with the Company's first quarter of 2016 election not to make the quarterly cash payments to the Company's partner in the Infrastructure strategic venture for the remainder of 2016, which did not repeat in 2017. In September 2016, the Company sold its remaining, approximately 26% interest in Brand Energy & Infrastructure Services. See Note 4, Equity Method Investments and Note 11, Derivative Instruments, Hedging Activities and Fair Value, in Part I, Item 1, Financial Statements for additional information.

Income Tax Expense
Income tax expense related to continuing operations for the second quarter and first six months of 2017 was $11.2 million and $17.5 million, respectively, compared with an income tax expense related to continuing operations of $12.0 million and $9.8 million, respectively, for the second quarter and first six months of 2016. The income tax expense for the second quarter of 2017 compared with the second quarter of 2016 decreased primarily due to the income tax benefit recognized for the stock based compensation that vested in the second quarter of 2017 as a result of the adoption of the new accounting for employee share-based payment transaction effective January 1, 2017, and the income tax expense recognized for the valuation allowance on deferred tax assets in certain foreign jurisdictions in 2016 not recurring in 2017. The income tax expense for the first six months of 2017 compared with the first six months of 2016 increased primarily due to the increase in income in profitable jurisdictions in 2017, as well as the expiration of the statute of limitations for uncertain tax positions in certain foreign jurisdictions in 2016 not recurring in 2017.

Income (Loss) from Continuing Operations
Income from continuing operations was $19.3 million and $29.8 million, respectively, in the second quarter and first six months of 2017 compared with a loss from continuing operations of $26.1 million and $35.4 million, respectively, in the second quarter and first six months of 2016. This change is primarily due to the Harsco Rail Segment's estimated loss provision of $40.1 million related to the Company's contracts with SBB recorded in the second quarter of 2016 which did not repeat in 2017; the change in fair value to the unit adjustment liability and loss on dilution of equity method investment recorded during 2016 which did not repeat in 2017, and higher operating income in the Harsco Metals & Minerals Segment.

Total Other Comprehensive Income (Loss)
Total other comprehensive loss was $0.9 million in the second quarter of 2017 and total other comprehensive income was $16.5 million in the first six months of 2017, compared with total other comprehensive income of $7.3 million and $27.0 million, respectively in the second quarter and first six months of 2016. This decrease is primarily due to the net unfavorable impact of foreign currency translation, including translation on cumulative unrecognized actuarial losses on pension obligations, as well as the Company's proportionate share of Brand's comprehensive income in 2016 which did not repeat in 2017.

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
During the first six months of 2017, the Company generated $46.8 million in operating cash flow, an increase from the $28.7 million generated in the first six months of 2016.

The Company invested $40.7 million in capital expenditures, mostly for the Harsco Metals & Minerals Segment, in the first six months of 2017 compared with $32.2 million in the first six months of 2016. The Company generated $1.5 million in cash flow from asset sales in the first six months of 2017 compared with $5.1 million in the first six months of 2016. Asset sales have been a normal part of the Company's business model, primarily for the Harsco Metals & Minerals Segment.
Net cash outflows related to the Company's borrowings were $20.4 million in the first six months of 2017 principally due to improved cash flows, compared with net cash outflows of $23.6 million in the first six months of 2016, which included the proceeds received from the termination of cross-currency interest rate swaps ("CCIRs") of $16.6 million. The Company’s consolidated net debt to consolidated adjusted earnings before interest, tax, depreciation and amortization ("EBITDA") ratio, as defined by the Credit Agreement, was 2.2 to 1.0 at June 30, 2017.

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

The Company plans to redeploy discretionary cash for potential growth opportunities, such as disciplined organic growth, higher-return service contract opportunities and disciplined investments to improve competitive positioning in core and adjacent markets for the Harsco Metals & Minerals Segment, and strategic investments or possible acquisitions in the Harsco Rail and Harsco Industrial Segments that improve competitive positioning in core markets or adjacent markets.

Resources available for cash requirements for operations and growth initiatives
In addition to utilizing cash provided by operations and cash proceeds from asset sales, the Company has bank credit facilities available throughout the world.  The Company also utilizes capital leases to finance the acquisition of certain equipment when appropriate, which allows the Company to minimize capital expenditures. The Company expects to continue to utilize all of these sources to meet future cash requirements for operations and growth initiatives. The following table illustrates available credit at June 30, 2017:

	June 30, 2017
(In millions)	Facility Limit	Outstanding Balance	Outstanding Letters of Credit	Available Credit
Multi-year revolving credit facility	$400.0	$90.0	$43.5	$266.5

At June 30, 2017, the Company had $637.3 million of borrowings under the Senior Secured Credit Facilities, consisting of $547.3 million under the Term Loan Facility and $90.0 million under the Revolving Credit Facility. Of this balance, $631.8 million was classified as long-term debt and $5.5 million was classified as current maturities of long-term debt on the Condensed Consolidated Balance Sheet at June 30, 2017. At December 31, 2016, the Company had $648.0 million of borrowings under the Senior Secured Credit Facility, consisting of $550.0 million under the Term Loan Facility and $98.0 million under the Revolving Credit Facility. At December 31, 2016, of this balance, $642.5 million was classified as long-term debt and $5.5 million was classified as current maturities of long-term debt on the Condensed Consolidated Balance Sheet.
Working Capital Position
Changes in the Company’s working capital are reflected in the following table:

(Dollars in millions)	June 30 2017		December 31 2016		Increase (Decrease)
Current Assets
Cash and cash equivalents	$58.1		$69.8		$(11.7)
Restricted cash	4.7		2.0		2.6
Trade accounts receivable, net	289.3		236.6		52.7
Other receivables	22.3		21.1		1.3
Inventories	201.9		187.7		14.2
Other current assets	32.8		33.1		(0.3)
Total current assets	609.1		550.3		58.8
Current Liabilities
Short-term borrowings and current maturities	22.2		29.8		(7.6)
Accounts payable	118.6		108.0		10.7
Accrued compensation	44.2		46.7		(2.4)
Income taxes payable	7.7		4.3		3.4
Advances on contracts and other customer advances	124.9		117.3		7.6
Other current liabilities	147.1		121.6		25.5
Total current liabilities	464.9		427.7		37.2
Working Capital	$144.2		$122.6		$21.6
Current Ratio (a)	1.3	:1	1.3	:1

(a) Calculated as Total current assets divided by Total current liabilities.

Working capital increased $21.6 million or 17.6% for the first six months of 2017 due primarily to the following factors:

•
Working capital was positively affected by an increase in Trade accounts receivable, net of $52.7 million, primarily due to increased sales for all segments and the timing of sales and collections in the Harsco Rail Segment and the effect of foreign currency translation; and

•
Working capital was positively affected by an increase in Inventories of $14.2 million, primarily due to the Harsco Rail Segment related to the continued inventory build for the SBB contract and the effect of foreign currency translation, partially offset by other shipments in the Harsco Rail Segment.

These working capital increases were partially offset by the following factors:

•
Working capital was negatively impacted by an increase in Other Liabilities of $25.5 million, primarily due to the timing of settlement of the Company's foreign currency exchange forward contracts; and

•	Working capital was negatively impacted by an increase in Accounts payable of $10.7 million, primarily due to the timing of payments and the impact of foreign currency translation.

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
Cash Flow Summary
The Company’s cash flows from operating, investing and financing activities, as reflected in the Condensed Consolidated Statements of Cash Flows, are summarized in the following table:

	Six Months Ended
	June 30
(In millions)	2017	2016
Net cash provided (used) by:
Operating activities	$46.8	$28.7
Investing activities	(35.0)	(27.7)
Financing activities	(23.9)	(18.5)
Effect of exchange rate changes on cash and cash equivalents, including restricted cash	3.0	7.1
Net change in cash and cash equivalents, including restricted cash	$(9.1)	$(10.5)

Cash provided by operating activities — Net cash provided by operating activities in the first six months of 2017 was $46.8 million, an increase of $18.1 million from cash provided by operating activities in the first six months of 2016.  The increase is primarily attributable to the timing of payments related to accounts payable and inventory purchases, as well as an increase in cash net income, partially offset by a decrease related to the timing of sales and collections of accounts receivable.

Cash used by investing activities — Net cash used by investing activities in the first six months of 2017 was $35.0 million, an increase of $7.3 million from the cash used by investing activities in the first six months of 2016.  The increase was primarily due to increased capital expenditures, primarily in the Company's Harsco Metals & Minerals Segment.

Cash used by financing activities — Net cash used by financing activities in the first six months of 2017 was $23.9 million, an increase of $5.4 million from cash used by financing activities in the first six months of 2016.  The change was primarily due to the proceeds from the termination of CCIRs in 2016, partially offset by payments related to the purchase of noncontrolling interests and payments of cash dividends that occurred in 2016 that was not repeated in the first six months of 2017, partially offset by lower net cash outflows related to the Company's borrowings and no dividends paid in 2017.

Debt Covenants
The Credit Agreement contains a consolidated net debt to consolidated adjusted EBITDA ratio covenant, which is not to exceed 3.75 to 1.0, and a minimum consolidated adjusted EBITDA to consolidated interest charges ratio covenant, which is not to be less than 3.0 to 1.0. The consolidated net debt to consolidated adjusted EBITDA ratio covenant is reduced to 3.5 to 1.0 after December 31, 2017.  At June 30, 2017, the Company was in compliance with these covenants, as the total net leverage ratio was 2.2 to 1.0 and total interest coverage ratio was 5.4 to 1.0. Based on balances and covenants in effect at June 30, 2017, the Company could increase net debt by $410.8 million (although the Company only has $266.5 million available credit remaining under the Revolving Credit Facility), and still be in compliance with these debt covenants. Alternatively, keeping all other factors constant, the Company's adjusted EBITDA could decrease by $109.5 million and the Company would still be within these debt covenants. The Company expects to continue to be in compliance with these debt covenants for at least the next twelve months.

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

At June 30, 2017, the Company's consolidated cash and cash equivalents, including restricted cash, included $61.1 million held by non-U.S. subsidiaries. At June 30, 2017, approximately 15% of the Company's consolidated cash and cash equivalents had either restrictions imposed by banking institutions or regulatory restrictions that would preclude the transfer of funds with and among subsidiaries. The cash and cash equivalents held by non-U.S. subsidiaries also included $11.8 million held in consolidated strategic ventures. The strategic venture agreements may require strategic venture partner approval to transfer funds with and among subsidiaries. While the Company's remaining non-U.S. cash and cash equivalents can be transferred with and among subsidiaries, the majority of these non-U.S. cash balances will be used to support the ongoing working capital needs and continued growth of the Company's non-U.S. operations.
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

ITEM 4.        CONTROLS AND PROCEDURES

Based on the evaluation required by Securities Exchange Act Rules 13a-15(b) and 15d-15(b), the Company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of disclosure controls and procedures, as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e), at June 30, 2017.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective at June 30, 2017.  There have been no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting during the second quarter of 2017.

PART II — OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS
Information on legal proceedings is included in Note 9, Commitments and Contingencies, in Part I, Item 1, Financial Statements.

ITEM 1A.     RISK FACTORS
The Company's risk factors as of June 30, 2017 have not changed materially from those described in Part 1, Item 1A, “Risk Factors,” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

HARSCO CORPORATION
(Registrant)

DATE	August 3, 2017	/s/ PETER F. MINAN
Peter F. Minan
Senior Vice President and Chief Financial Officer
(On behalf of the registrant and as Principal Financial and Chief Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
10.1	Amendment No. 1 to the 2013 Equity and Incentive Compensation Plan, effective as of April 25, 2017 (incorporate by reference to the Company's Current Report on Form 8-K filed May 1, 2017).
31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).
31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).
32	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer).
101
The following financial statements from Harsco Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 filed with the Securities and Exchange Commission on August 3, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss); (iv) the Condensed Consolidated Statements of Cash Flows; (v) the Condensed Consolidated Statements of Equity; and (vi) the Notes to Condensed Consolidated Financial Statements.