Form 10-Q
period 2017-09-30
HARSCO CORP
filed 2017-11-08
CIK 45876

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2017
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐  NO ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2017
Common stock, par value $1.25 per share	80,444,425

HARSCO CORPORATION
FORM 10-Q

PART I — FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

HARSCO CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands)	September 30 2017	December 31 2016
ASSETS
Current assets:
Cash and cash equivalents	$59,544	$69,831
Restricted cash	5,819	2,048
Trade accounts receivable, net	279,232	236,554
Other receivables	22,647	21,053
Inventories	227,008	187,681
Other current assets	35,825	33,108
Total current assets	630,075	550,275
Property, plant and equipment, net	479,141	490,255
Goodwill	399,916	382,251
Intangible assets, net	39,340	41,567
Deferred income tax assets	108,754	106,311
Other assets	13,767	10,679
Total assets	$1,670,993	$1,581,338
LIABILITIES
Current liabilities:
Short-term borrowings	$5,668	$4,259
Current maturities of long-term debt	15,569	25,574
Accounts payable	123,290	107,954
Accrued compensation	50,367	46,658
Income taxes payable	8,668	4,301
Insurance liabilities	11,616	11,850
Advances on contracts and other customer advances	126,019	117,329
Other current liabilities	144,649	109,748
Total current liabilities	485,846	427,673
Long-term debt	602,673	629,239
Insurance liabilities	24,097	25,265
Retirement plan liabilities	305,330	319,597
Other liabilities	43,029	42,001
Total liabilities	1,460,975	1,443,775
COMMITMENTS AND CONTINGENCIES
HARSCO CORPORATION STOCKHOLDERS’ EQUITY
Preferred stock	—	—
Common stock	141,093	140,625
Additional paid-in capital	178,287	172,101
Accumulated other comprehensive loss	(581,551)	(606,722)
Retained earnings	1,191,205	1,150,688
Treasury stock	(761,998)	(760,391)
Total Harsco Corporation stockholders’ equity	167,036	96,301
Noncontrolling interests	42,982	41,262
Total equity	210,018	137,563
Total liabilities and equity	$1,670,993	$1,581,338

See accompanying notes to unaudited condensed consolidated financial statements.

HARSCO CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended			Nine Months Ended
	September 30			September 30
(In thousands, except per share amounts)	2017		2016	2017		2016
Revenues from continuing operations:
Service revenues	$246,144		$239,057	$738,059		$714,177
Product revenues	138,509		128,730	414,033		376,824
Total revenues	384,653		367,787	1,152,092		1,091,001
Costs and expenses from continuing operations:
Cost of services sold	193,314		192,812	574,905		574,137
Cost of products sold	96,469		93,499	296,062		312,131
Selling, general and administrative expenses	61,221		50,249	171,968		150,553
Research and development expenses	936		910	3,096		2,748
Other (income) expenses, net	(1,237)		1,741	1,729		12,111
Total costs and expenses	350,703		339,211	1,047,760		1,051,680
Operating income from continuing operations	33,950		28,576	104,332		39,321
Interest income	610		673	1,615		1,760
Interest expense	(12,123)		(13,756)	(36,181)		(39,924)
Change in fair value to the unit adjustment liability and loss on dilution and sale of equity method investment	—		(44,788)	—		(58,494)
Income (loss) from continuing operations before income taxes and equity income	22,437		(29,295)	69,766		(57,337)
Income tax expense	(8,270)		(5,079)	(25,757)		(14,913)
Equity income of unconsolidated entities, net	—		3,205	—		5,686
Income (loss) from continuing operations	14,167		(31,169)	44,009		(66,564)
Discontinued operations:
Income (loss) on disposal of discontinued business	(578)		(592)	(538)		1,788
Income tax benefit (expense) related to discontinued business	207		217	193		(661)
Income (loss) from discontinued operations	(371)		(375)	(345)		1,127
Net income (loss)	13,796		(31,544)	43,664		(65,437)
Less: Net income attributable to noncontrolling interests	(498)		(1,443)	(2,438)		(4,592)
Net income (loss) attributable to Harsco Corporation	$13,298		$(32,987)	$41,226		$(70,029)
Amounts attributable to Harsco Corporation common stockholders:
Income (loss) from continuing operations, net of tax	$13,669		$(32,612)	$41,571		$(71,156)
Income (loss) from discontinued operations, net of tax	(371)		(375)	(345)		1,127
Net income (loss) attributable to Harsco Corporation common stockholders	$13,298		$(32,987)	$41,226		$(70,029)
Weighted-average shares of common stock outstanding	80,637		80,379	80,519		80,318
Basic earnings (loss) per common share attributable to Harsco Corporation common stockholders:
Continuing operations	$0.17		$(0.41)	$0.52		$(0.89)
Discontinued operations	—		—	—		0.01
Basic earnings (loss) per share attributable to Harsco Corporation common stockholders	$0.16	(a)	$(0.41)	$0.51	(a)	$(0.87)	(a)
Diluted weighted-average shares of common stock outstanding	83,136		80,379	82,753		80,318
Diluted earnings (loss) per common share attributable to Harsco Corporation common stockholders:
Continuing operations	$0.16		$(0.41)	$0.50		$(0.89)
Discontinued operations	—		—	—		0.01
Diluted earnings (loss) per share attributable to Harsco Corporation common stockholders	$0.16		$(0.41)	$0.50		$(0.87)	(a)
(a) Does not total due to rounding

See accompanying notes to unaudited condensed consolidated financial statements.

HARSCO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

	Three Months Ended
	September 30
(In thousands)	2017	2016
Net income (loss)	$13,796	$(31,544)
Other comprehensive income (loss):
Foreign currency translation adjustments, net of deferred income taxes of $1,747 and $(16,992) in 2017 and 2016, respectively	16,005	9,613
Net gain on cash flow hedging instruments, net of deferred income taxes of $21 and $(813) in 2017 and 2016, respectively	2,199	1,609
Pension liability adjustments, net of deferred income taxes of $(523) and $254 in 2017 and 2016, respectively	(7,324)	10,712
Unrealized gain on marketable securities, net of deferred income taxes of $(3) and $(9) in 2017 and 2016, respectively	5	14
Total other comprehensive income	10,885	21,948
Total comprehensive income (loss)	24,681	(9,596)
Less: Comprehensive income attributable to noncontrolling interests	(1,200)	(1,448)
Comprehensive income (loss) attributable to Harsco Corporation	$23,481	$(11,044)

	Nine Months Ended
	September 30
(In thousands)	2017	2016
Net income (loss)	$43,664	$(65,437)
Other comprehensive income (loss):
Foreign currency translation adjustments, net of deferred income taxes of $3,598 and $(27,680) in 2017 and 2016, respectively	42,391	6,840
Net gain (loss) on cash flow hedging instruments, net of deferred income taxes of $888 and $(398) in 2017 and 2016, respectively	1,471	(942)
Pension liability adjustments, net of deferred income taxes of $(1,567) and $(1,002) in 2017 and 2016, respectively	(16,467)	43,007
Unrealized gain on marketable securities, net of deferred income taxes of $(6) and $(7) in 2017 and 2016, respectively	11	11
Total other comprehensive income	27,406	48,916
Total comprehensive income (loss)	71,070	(16,521)
Less: Comprehensive income attributable to noncontrolling interests	(4,674)	(4,179)
Comprehensive income (loss) attributable to Harsco Corporation	$66,396	$(20,700)

See accompanying notes to unaudited condensed consolidated financial statements.

HARSCO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
	September 30
(In thousands)	2017	2016
Cash flows from operating activities:
Net income (loss)	$43,664	$(65,437)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	91,519	98,284
Amortization	5,989	10,003
Change in fair value to the unit adjustment liability and loss on dilution and sale of equity method investment	—	58,494
Deferred income tax expense (benefit)	2,018	(2,015)
Equity income of unconsolidated entities, net	—	(5,686)
Dividends from unconsolidated entities	93	16
Contract estimated forward loss provision for Harsco Rail Segment	—	40,050
Other, net	2,567	1,911
Changes in assets and liabilities:
Accounts receivable	(26,633)	4,055
Inventories	(30,112)	(24,295)
Accounts payable	9,045	(10,740)
Accrued interest payable	287	6,245
Accrued compensation	979	4,481
Advances on contracts and other customer advances	(6,534)	15,352
Retirement plan liabilities, net	(17,890)	(17,151)
Other assets and liabilities	7,913	(8,721)
Net cash provided by operating activities	82,905	104,846

Cash flows from investing activities:
Purchases of property, plant and equipment	(64,131)	(49,946)
Proceeds from sales of assets	10,746	7,178
Purchases of businesses, net of cash acquired	—	(26)
Proceeds from sale of equity investment	—	165,640
Other investing activities, net	4,450	7,058
Net cash provided (used) by investing activities	(48,935)	129,904

Cash flows from financing activities:
Short-term borrowings, net	1,915	(1,527)
Current maturities and long-term debt:
Additions	26,000	50,835
Reductions	(65,245)	(275,768)
Cash dividends paid on common stock	—	(4,105)
Dividends paid to noncontrolling interests	(1,783)	(1,702)
Purchase of noncontrolling interests	(3,412)	(4,731)
Stock-based compensation - Employee taxes paid	(1,607)	(91)
Proceeds from cross-currency interest rate swap termination	—	16,625
Deferred pension underfunding payment to unconsolidated affiliate	—	(20,640)
Deferred financing costs	(42)	(946)
Other financing activities, net	(370)	—
Net cash used by financing activities	(44,544)	(242,050)

Effect of exchange rate changes on cash and cash equivalents, including restricted cash	4,058	7,455
Net increase (decrease) in cash and cash equivalents, including restricted cash	(6,516)	155
Cash and cash equivalents, including restricted cash, at beginning of period	71,879	79,756
Cash and cash equivalents, including restricted cash, at end of period	$65,363	$79,911

See accompanying notes to unaudited condensed consolidated financial statements.

HARSCO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (Unaudited)

	Harsco Corporation Stockholders’ Equity
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests
(In thousands, except share amounts)	Issued	Treasury					Total
Balances, January 1, 2016	$140,503	$(760,299)	$170,699	$1,236,355	$(515,688)	$39,233	$310,803
Net income (loss)				(70,029)		4,592	(65,437)
Cash dividends declared:
Noncontrolling interests						(1,702)	(1,702)
Total other comprehensive income (loss), net of deferred income taxes of $(29,087)					49,329	(413)	48,916
Purchase of subsidiary shares from noncontrolling interest			(5,128)			397	(4,731)
Vesting of restricted stock units and other stock grants, net 80,598 shares	122	(92)	(595)				(565)
Amortization of unearned portion of stock-based compensation, net of forfeitures			5,740				5,740
Balances, September 30, 2016	$140,625	$(760,391)	$170,716	$1,166,326	$(466,359)	$42,107	$293,024

	Harsco Corporation Stockholders’ Equity
(In thousands)	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests
	Issued	Treasury					Total
Balances, January 1, 2017	$140,625	$(760,391)	$172,101	$1,150,688	$(606,722)	$41,262	$137,563
Adoption of new accounting standard (See Note 2)			1,106	(709)			397
Net income				41,226		2,438	43,664
Cash dividends declared:
Noncontrolling interests						(1,783)	(1,783)
Purchase of subsidiary shares from noncontrolling interest			(2,242)			(1,170)	(3,412)
Total other comprehensive income, net of deferred income taxes of $2,913					25,171	2,235	27,406
Stock Appreciation Rights exercised, net 8,965 shares	16	(63)	(16)				(63)
Vesting of restricted stock units and other stock grants, net 260,497 shares	452	(1,544)	(452)				(1,544)
Amortization of unearned portion of stock-based compensation, net of forfeitures			7,790				7,790
Balances, September 30, 2017	$141,093	$(761,998)	$178,287	$1,191,205	$(581,551)	$42,982	$210,018

See accompanying notes to unaudited condensed consolidated financial statements.

HARSCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.     Basis of Presentation
Harsco Corporation (the "Company") has prepared these unaudited condensed consolidated financial statements based on Securities and Exchange Commission (the “SEC”) rules that permit reduced disclosure for interim periods.  In the opinion of management, all adjustments (all of which are of a normal recurring nature) that are necessary for a fair statement are reflected in the unaudited condensed consolidated financial statements.  The December 31, 2016 Condensed Consolidated Balance Sheet information contained in this Quarterly Report on Form 10-Q was derived from the 2016 audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the U.S. ("U.S. GAAP") for an annual report.  The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements, including the notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.
Operating results and cash flows for the three and nine months ended September 30, 2017 are not indicative of the results that may be expected for the year ending December 31, 2017.
Reclassifications
Certain reclassifications have been made to prior year amounts to conform with current year classifications.

Restricted Cash
The Company had restricted cash of $5.8 million and $2.0 million at September 30, 2017 and December 31, 2016, respectively, and the restrictions are primarily related to collateral provided for certain guarantees of the Company’s performance.

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
On January 1, 2017, the Company adopted changes issued by the FASB amending the accounting for stock-based compensation and requiring excess tax benefits and shortfalls to be recognized as a component of income tax expense rather than equity. These changes also required excess tax benefits and shortfalls to be presented as an operating activity on the Condensed Consolidated Statement of Cash Flows and allowed an entity to make an accounting policy election to either estimate expected forfeitures or to account for them as they occur. These changes resulted in the Company recording the cumulative impact of approximately $1 million pre-tax on January 1, 2017 to retained earnings, related to the Company electing to not estimate forfeitures on stock compensation plans but rather recognize forfeitures as they occur. The inclusion of excess tax benefits and shortfalls as a component of the Company’s income tax expense will increase volatility within the provision for income taxes as the amount of excess tax benefits or deficiencies from stock-based compensation awards are dependent on the Company's stock price at the date an award vests. The impact to income tax expense resulting from this change was tax expense of $0.1 million and a tax benefit of $0.4 million for the three and nine months ended September 30, 2017, respectively.

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
The following accounting standards have been issued and become effective for the Company at a future date:
In May 2014, the FASB issued changes related to the recognition of revenue from contracts with customers. The changes clarify the principles for recognizing revenue and develop a common revenue standard. The core principle of the changes is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The changes also require additional disclosures related to revenue recognition. In July 2015, the FASB deferred the effective date of these changes by one year, but will permit entities to adopt one year earlier. During 2016, the FASB clarified the implementation guidance for principal versus agent considerations; identifying performance obligations; accounting for intellectual property licenses; collectability; non-cash consideration; and the presentation of sales and other similar taxes. The FASB also introduced practical expedients related to disclosures of remaining performance obligations and other technical corrections and improvements. These changes become effective for the Company on January 1, 2018. Management has determined that the most significant impact will be with regard to the timing of revenue recognition associated with the air-cooled heat exchanger business of the Harsco Industrial Segment and certain equipment sales in the Harsco Rail Segment. The Company currently recognizes revenues on such arrangements upon the completion of the efforts associated with these arrangements, but as a result of these changes, revenue from these arrangements will be recognized over time and increase revenue in earlier periods. Management has determined that there will not be any significant impact with regards to the timing of revenue recognition associated with the Harsco Metals & Minerals Segment or the industrial grating and fencing or heat transfer businesses of the Harsco Industrial Segment.  Management is currently quantifying the impact of these changes, including the impact of income taxes, training those with responsibilities related to revenue recognition and evaluating impacts on the Company's internal controls over financial reporting. The Company will adopt the standard using the modified retrospective method of implementation with the cumulative effect of initially applying the changes recognized in retained earnings at the date of initial application and continues to progress with regard to the quantification of the above identified differences.
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

In January 2017, the FASB issued changes that remove the second step of the annual goodwill impairment test, which requires a hypothetical purchase price allocation. The changes provide that the amount of goodwill impairment will be equal to the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. All other goodwill impairment guidance remains largely unchanged. The same one-step impairment test will be applied to goodwill at all reporting units, even those with zero or negative carrying amounts. Entities will be required to disclose the amount of goodwill at reporting units with zero or negative carrying amounts. The changes become effective for the Company on January 1, 2020. Management has determined that these changes will not have a material impact on the Company's condensed consolidated financial statements. However, should the Company be required to record a goodwill impairment charge in future periods, the amount recorded may differ compared to any amounts that might be recorded under current practice.

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

In August 2017, the FASB issued changes which expand and refine hedge accounting for both financial and non-financial risk components, aligns the recognition and presentation of the effects of hedging instruments and hedged items in the financial statements, and includes certain targeted improvements to ease the application of current guidance related to the assessment of hedge effectiveness. The amendments in this update should be applied to hedging relationships existing on the date of adoption, which includes a cumulative-effect adjustment to eliminate any ineffectiveness recorded to accumulated other comprehensive income or loss with a corresponding adjustment to the opening balance of retained earnings as of the beginning of the fiscal year in which adoption occurred. Presentation and disclosure amendments are required to be applied prospectively. The changes become effect for the Company on January 1, 2019. Management is currently evaluating the impact of these changes on its condensed consolidated financial statements.

3.    Accounts Receivable and Inventories
Accounts receivable consist of the following:

(In thousands)	September 30 2017	December 31 2016
Trade accounts receivable	$284,397	$248,354
Less: Allowance for doubtful accounts	(5,165)	(11,800)
Trade accounts receivable, net	$279,232	$236,554

Other receivables (a)	$22,647	$21,053
(a) Other receivables include insurance claim receivables, employee receivables, tax claim receivables and other miscellaneous receivables not included in Trade accounts receivable, net.
The decrease in the Allowance for doubtful accounts during 2017 is due to the write-off of previously reserved trade accounts receivable balances.
The provision for doubtful accounts related to trade accounts receivable was as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(In thousands)	2017	2016	2017	2016
Provision for doubtful accounts related to trade accounts receivable	$4,087	$(93)	$5,262	$84
The increase in the Provision for doubtful accounts for the three months ended September 30, 2017 is due principally to the write-off of certain pre-administration accounts receivable balances for one of the Company's customers in Australia.

Inventories consist of the following:

(In thousands)	September 30 2017	December 31 2016
Finished goods	$28,765	$26,464
Work-in-process	32,364	22,815
Contracts-in-process	79,279	54,044
Raw materials and purchased parts	62,188	61,450
Stores and supplies	24,412	22,908
Total inventories	$227,008	$187,681
Contracts-in-process consist of the following:

(In thousands)	September 30 2017	December 31 2016
Contract costs accumulated to date	$119,322	$90,276
Estimated forward loss provisions for contracts-in-process (b)	(40,043)	(36,232)
Contracts-in-process (c)	$79,279	$54,044

(b)
To the extent that the estimated forward loss provision exceeds accumulated contract costs it is included in the caption Other current liabilities on the Condensed Consolidated Balance Sheets. At September 30, 2017 and December 31, 2016, this amount totaled $3.4 million and $6.7 million, respectively.

(c) At September 30, 2017 and December 31, 2016, the Company has $111.6 million and $101.1 million, respectively, of customer advances related to contracts-in-process. These amounts are included in the caption Advances on contracts and other customer advances on the Condensed Consolidated Balance Sheets.

The Company recognized an estimated forward loss provision related to the contracts with the federal railway system of Switzerland ("SBB") of $45.1 million, for the year ended December 31, 2016 in Costs of products sold on the Condensed Consolidated Statements of Operations, of which $40.1 million was recognized during the nine months ended September 30, 2016. There was no additional estimated forward loss provision recognized, excluding the impact of foreign currency fluctuation, for the three and nine months ended September 30, 2017. The estimated forward loss provision represents the Company's best estimate based on currently available information. It is possible that the Company's overall estimate of costs to complete these contracts may increase, which would result in an additional estimated forward loss provision at such time, but the Company is unable to estimate any further possible loss or range of loss at this time.

The Company recognized less than $1 million in revenue for the contracts with SBB for the three and nine months ended September 30, 2017 under the percentage-of-completion (units-of-delivery) method and accordingly, there was an insignificant impact on the Company's gross margins and results of operations for this period. The Company did not recognize any revenue for these contracts for 2016. The Company has not yet recognized any revenue associated with the major equipment deliveries under the contracts with SBB. The majority of the equipment deliveries and related revenue recognition under these contracts are expected through 2020.

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

In March 2016, the Company elected not to make the quarterly cash payments to the Company's partner in the Infrastructure strategic venture for the remainder of 2016. Instead, the Company transferred approximately 3% of its ownership interest in satisfaction of the Company's 2016 obligation related to the unit adjustment liability. As a result of not making the quarterly cash payments for 2016, the Company's ownership interest in the Infrastructure strategic venture decreased by approximately 3% and the value of the unit adjustment liability was updated to reflect this change. Accordingly, the book value of the Company's equity method investment in Brand decreased by $29.4 million and the unit adjustment liability decreased by
$19.1 million. The resulting net loss of $10.3 million was recognized in Change in fair value to the unit adjustment liability and loss on dilution and sale of equity method investment on the Condensed Consolidated Statement of Operations. This net loss was a non-cash expense.

For the three and nine months ended September 30, 2016 the Company recognized $1.3 million and $4.7 million, respectively, of change in fair value to the unit adjustment liability exclusive of the fair value adjustment resulting from the decision not to make the quarterly payments in 2016, in the Condensed Consolidated Statement of Operations caption Change in fair value to the unit adjustment liability and loss on dilution and sale of equity method investment.

In September 2016, the Company sold its remaining, approximately 26% interest in Brand. Accordingly, there has been no activity related to Brand subsequent to the date of sale. In exchange for the Company's interest, (i) the Company received $145 million in cash, net, and (ii) the requirement for the Company to fund certain obligations to Brand through 2018 were satisfied, the present value of which equaled $20.6 million. In addition, the Company received $1.4 million in accrued but unpaid fees, rent and expenses from the Brand. As a result of the sale, the Company’s obligation to make quarterly payments related to the unit adjustment liability under the terms of a limited partnership agreement that governed the operation of the strategic venture terminated. The Company recognized a loss on the sale of its equity interest in Brand in the amount of $43.5 million which was reflected in the Condensed Consolidated Statement of Operations caption Change in fair value to unit adjustment liability and loss on dilution and sale of equity method investment.
The Company’s proportionate share of Brand's net income was recorded one quarter in arrears.  Accordingly, Brand’s results of operations for the three and nine months ended June 30, 2016 were utilized by the Company to record its proportional share of income in the three and nine months ended September 30, 2016.  There was no equity income recorded for Brand for the three and nine months ended September 30, 2017 due to the sale of the interest in Brand.  Brand's results of operations are summarized as follows:

	Three Months Ended	Nine Months Ended
	June 30	June 30
(In thousands)	2016	2016
Net revenues	$782,415	$2,333,561
Gross profit	169,456	499,005
Net income attributable to Brand Energy & Infrastructure Services, Inc. and Subsidiaries	12,378	20,756
Harsco's equity in income of Brand	3,205	5,686

5.     Property, Plant and Equipment
Property, plant and equipment consists of the following:

(In thousands)	September 30 2017	December 31 2016
Land	$10,965	$10,606
Land improvements	15,567	15,032
Buildings and improvements	195,739	185,657
Machinery and equipment	1,606,633	1,525,156
Uncompleted construction	23,490	21,035
Gross property, plant and equipment	1,852,394	1,757,486
Less: Accumulated depreciation	(1,373,253)	(1,267,231)
Property, plant and equipment, net	$479,141	$490,255

6.     Goodwill and Other Intangible Assets
The following table reflects the changes in carrying amounts of goodwill by segment for the nine months ended September 30, 2017:

(In thousands)	Harsco Metals & Minerals Segment	Harsco Industrial Segment	Harsco Rail Segment	Consolidated Totals
Balance at December 31, 2016	$362,386	$6,839	$13,026	$382,251
Foreign currency translation	17,665	—	—	17,665
Balance at September 30, 2017	$380,051	$6,839	$13,026	$399,916
The Company’s 2016 annual goodwill impairment testing did not result in any impairment of the Company’s goodwill. The fair value of the Harsco Metals & Minerals Segment exceeded the carrying value by approximately 12%.  The Company tests for goodwill impairment annually or more frequently if indicators of impairment exist, or if a decision is made to dispose of a business.  The Company performs the annual goodwill impairment test as of October 1 and monitors for triggering events on an ongoing basis.  The Company determined that, as of September 30, 2017, no interim goodwill impairment testing was necessary.

Intangible assets included in the caption, Intangible assets, net, on the Condensed Consolidated Balance Sheets consist of the following:

	September 30, 2017		December 31, 2016
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer related	$152,423	$119,870	$146,840	$112,610
Patents	5,832	5,697	5,729	5,534
Technology related	26,151	26,151	25,687	25,634
Trade names	8,316	4,767	8,306	4,529
Other	8,805	5,702	8,512	5,200
Total	$201,527	$162,187	$195,074	$153,507
Amortization expense for intangible assets was as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(In thousands)	2017	2016	2017	2016
Amortization expense for intangible assets	$1,269	$2,053	$3,868	$6,208

The estimated amortization expense for the next five fiscal years based on current intangible assets is as follows:

(In thousands)	2017	2018	2019	2020	2021
Estimated amortization expense (a)	$5,000	$4,750	$4,500	$4,250	$4,000
(a) These estimated amortization expense amounts do not reflect the potential effect of future foreign currency exchange fluctuations.

7.  Employee Benefit Plans

	Three Months Ended
	September 30
Defined Benefit Pension Plans Net Periodic Pension Cost	U.S. Plans		International Plans
(In thousands)	2017	2016	2017	2016
Service costs	$942	$945	$426	$405
Interest costs	2,469	2,545	5,843	6,542
Expected return on plan assets	(3,552)	(3,601)	(10,632)	(10,475)
Recognized prior service costs	8	16	48	44
Recognized loss	1,425	1,373	4,130	2,923
Settlement/curtailment losses	—	223	—	—
Defined benefit pension plans net periodic pension cost (income)	$1,292	$1,501	$(185)	$(561)

	Nine Months Ended
	September 30
Defined Benefit Pension Plans Net Periodic Pension Cost	U.S. Plans		International Plans
(In thousands)	2017	2016	2017	2016
Service costs	$2,825	$2,837	$1,243	$1,214
Interest costs	7,408	7,635	17,349	20,649
Expected return on plan assets	(10,656)	(10,803)	(31,571)	(33,157)
Recognized prior service costs	24	47	139	133
Recognized loss	4,276	4,117	12,260	9,283
Settlement/curtailment losses	—	223	—	—
Defined benefit pension plans net periodic pension cost (income)	$3,877	$4,056	$(580)	$(1,878)

	Three Months Ended		Nine Months Ended
Company Contributions	September 30		September 30
(In thousands)	2017	2016	2017	2016
Defined benefit pension plans (U.S.)	$4,112	$471	$5,054	$1,411
Defined benefit pension plans (International)	3,038	3,170	14,338	16,222
Multiemployer pension plans	498	494	1,481	1,520
Defined contribution pension plans	3,278	2,291	8,306	7,593

The Company's estimate of expected contributions to be paid during the remainder of 2017 for the U.S. and international defined benefit pension plans are $0.8 million and $3.2 million, respectively.

8.     Income Taxes

Income tax expense related to continuing operations for the three and nine months ended September 30, 2017 was $8.3 million and $25.8 million, respectively. Income tax expense related to continuing operations for the three and nine months ended
September 30, 2016 was $5.1 million and $14.9 million, respectively.

An income tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, based on technical merits, including resolutions of any related appeals or litigation processes. The reserve for uncertain tax positions at September 30, 2017 was $4.9 million, including interest and penalties.  Within the next twelve months, it is reasonably possible that $0.3 million of unrecognized income tax benefits will be recognized upon settlement of tax examinations and the expiration of various statutes of limitations.

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

In October 2009, the Company received notification of the SPRA’s final administrative decision regarding the levying of ICMS in the State of São Paulo in relation to services provided to a customer in the State between January 2004 and May 2005.  As of September 30, 2017, the principal amount of the tax assessment from the SPRA with regard to this case is approximately $2 million, with penalty, interest and fees assessed to date increasing such amount by an additional $25 million.  Any change in the aggregate amount since the Company’s last Annual Report on Form 10-K for the year ended December 31, 2016 is due to an increase in assessed interest and statutorily mandated legal fees for the period, as well as foreign currency translation.
Another ICMS tax case involving the SPRA refers to the tax period from January 2002 to December 2003, and has not yet reached the judicial phase. The aggregate amount assessed by the tax authorities in August 2005 was $7.9 million (the amounts with regard to this claim are valued as of the date of the assessment since it has not yet reached the collection phase), composed of a principal amount of $1.9 million, with penalty and interest assessed through that date increasing such amount by an additional $6.0 million.  All such amounts include the effect of foreign currency translation.

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

The Company is continuing to review all known labor claims and as of September 30, 2017 and December 31, 2016, the Company has established reserves of $9.2 million and $7.9 million, respectively, on the Company's Condensed Consolidated Balance Sheets for amounts considered to be probable and estimable. As the Company continues to evaluate these claims and takes actions to address them, the amount of established reserves may be impacted.

Customer Disputes
The Company may, in the normal course of business, become involved in commercial disputes with subcontractors or customers.

During the first quarter of 2015, a rail grinder manufactured by the Company's Harsco Rail Segment and operated by a subcontractor caught fire, causing a customer to incur monetary damages.  In August 2017, the Company reached a mutually agreed upon settlement with the customer whereby the Company (1) will make a net payment of $5.4 million to the customer; (2) received ownership of the underlying equipment; and (3) was released from all claims and potential claims.  Based on the evaluation of the terms of the settlement, this settlement did not have a material impact on the Company’s results of operations.

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

U.K. Health and Safety Executive Matter
In the third quarter of 2016, a subsidiary in the Company’s Harsco Metals & Minerals Segment, along with one of its customers, was named as a co-defendant in an action brought by the U.K. Health and Safety Executive in the U.K. Crown Court Sitting at Kingston-Upon-Hull. In September 2017, the U.K. Health and Safety Executive withdrew its case against the Company, ending the Company’s involvement in these proceedings.

Compliance Matter
The Company recently began an internal investigation, with the assistance of outside counsel, after it became aware of allegations involving an employee and an agent of the Harsco Rail subsidiary in China (“Harsco Rail China”). During this investigation, which remains ongoing, the Company learned about certain payments that potentially violate the Foreign Corrupt Practices Act. Revenues attributed to Harsco Rail China were approximately 2% of the Company’s consolidated revenues for each of the past two years and through the third quarter of this year.

The Company has voluntarily self-reported its initial findings to the Securities and Exchange Commission (the “SEC”) and the U.S. Department of Justice (the “DOJ”) and intends to fully cooperate with these agencies in their review. Based on information known to date, we believe the amounts of the potential improper payments are not material to our consolidated financial statements. Any determination that our operations or activities were not in compliance with existing laws or regulations could result in the imposition of fines and penalties. No provision with respect to this matter has been made in the Company’s consolidated financial statements. At this time, the Company cannot predict the outcome or impact of its investigation or the reviews by the SEC and the DOJ. However, based on information available at this time, we do not believe any potential liability would be material to our consolidated financial position, although an amount recorded, if any, could be material to the results of operations for the period in which it may be recorded.

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
At September 30, 2017, there were 17,150 pending asbestos personal injury actions filed against the Company.  Of those actions, 16,752 were filed in the New York Supreme Court (New York County), 111 were filed in other New York State Supreme Court Counties and 287 were filed in courts located in other states.
The complaints in most of those actions generally follow a form that contains a standard damages demand of $20 million or $25 million, regardless of the individual plaintiff’s alleged medical condition, and without identifying any specific Company product.
At September 30, 2017, 16,721 of the actions filed in New York Supreme Court (New York County) were on the Deferred/Inactive Docket created by the court in December 2002 for all pending and future asbestos actions filed by persons who cannot demonstrate that they have a malignant condition or discernible physical impairment. The remaining 31 cases in New York County are pending on the Active or In Extremis Docket created for plaintiffs who can demonstrate a malignant condition or physical impairment.
The Company has liability insurance coverage under various primary and excess policies that the Company believes will be available, if necessary, to substantially cover any liability that might ultimately be incurred in the asbestos actions referred to above. The costs and expenses of the asbestos actions are being paid by the Company's insurers.
In view of the persistence of asbestos litigation in the U.S., the Company expects to continue to receive additional claims in the future. The Company intends to continue its practice of vigorously defending these claims and cases. At September 30, 2017, the Company has obtained dismissal in 27,931 cases by stipulation or summary judgment prior to trial.
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

10.  Reconciliation of Basic and Diluted Shares

	Three Months Ended		Nine Months Ended
	September 30		September 30
(In thousands, except per share amounts)	2017	2016	2017	2016
Income (loss) from continuing operations attributable to Harsco Corporation common stockholders	$13,669	$(32,612)	$41,571	$(71,156)

Weighted-average shares outstanding - basic	80,637	80,379	80,519	80,318
Dilutive effect of stock-based compensation	2,499	—	2,234	—
Weighted-average shares outstanding - diluted	83,136	80,379	82,753	80,318

Earnings (loss) from continuing operations per common share, attributable to Harsco Corporation common stockholders:
Basic	$0.17	$(0.41)	$0.52	$(0.89)

Diluted	$0.16	$(0.41)	$0.50	$(0.89)

The following average outstanding stock-based compensation units were not included in the computation of diluted earnings (loss) per share because the effect was antidilutive:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(In thousands)	2017	2016	2017	2016
Restricted stock units	—	922	—	770
Stock options	55	90	55	90
Stock appreciation rights	526	1,567	918	1,432
Performance share units	—	801	212	649

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

The fair value of outstanding derivative contracts recorded as assets and liabilities on the Condensed Consolidated Balance Sheets was as follows:

	Asset Derivatives		Liability Derivatives
(In thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
September 30, 2017
Derivatives designated as hedging instruments:
Foreign currency exchange forward contracts	Other current assets	$2,673	Other current liabilities	$92
Cross-currency interest rate swaps	Other current assets	110		—
Interest rate swaps		—	Other current liabilities	197
Interest rate swaps	Other assets	92	Other liabilities	2,773
Total derivatives designated as hedging instruments		$2,875		$3,062
Derivatives not designated as hedging instruments:
Foreign currency exchange forward contracts	Other current assets	$572	Other current liabilities	$22,698

	Asset Derivatives		Liability Derivatives
(In thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
December 31, 2016
Derivatives designated as hedging instruments:
Foreign currency exchange forward contracts	Other current assets	$473	Other current liabilities	$166
Cross-currency interest rate swaps	Other current assets	514		—
Total derivatives designated as hedging instruments		$987		$166
Derivatives not designated as hedging instruments:
Foreign currency exchange forward contracts	Other current assets	$4,459	Other current liabilities	$3,372
All of the Company's derivatives are recorded in the Condensed Consolidated Balance Sheets at gross amounts and not offset. All of the Company's interest rate swaps, CCIRs and certain foreign currency exchange forward contracts are transacted under International Swaps and Derivatives Association ("ISDA") documentation. Each ISDA master agreement permits the net settlement of amounts owed in the event of default. The Company's derivative assets and liabilities subject to enforceable master netting arrangements did not result in a net asset or net liability at either September 30, 2017 or December 31, 2016.
The effect of derivative instruments on the Condensed Consolidated Statements of Operations and the Condensed Consolidated Statements of Comprehensive Income (Loss), was as follows:
Derivatives Designated as Hedging Instruments

(In thousands)	Amount Recognized in Other Comprehensive Income (“OCI”) on Derivative - Effective Portion	Location of Amount Reclassified from Accumulated OCI into Income - Effective Portion	Amount Reclassified from Accumulated OCI into Income - Effective Portion	Location of Amount Recognized in Income on Derivative - Ineffective Portion and Amount Excluded from Effectiveness Testing	Amount Recognized in Income on Derivative - Ineffective Portion and Amount Excluded from Effectiveness Testing
Three Months Ended September 30, 2017:
Foreign currency exchange forward contracts	$2,333		$—		$—
Interest rate swaps	(335)		—		—
Cross-currency interest rate swaps	(72)	Interest expense	252	Cost of services and products sold	(103)	(a)
	$1,926		$252		$(103)
Three Months Ended September 30, 2016:
Foreign currency exchange forward contracts	$2,378		$—		$—
Cross-currency interest rate swaps	(210)	Interest expense	254	Cost of services and products sold	(232)	(a)
	$2,168		$254		$(232)

(In thousands)	Amount Recognized in OCI on Derivative - Effective Portion	Location Amount Reclassified from Accumulated OCI into Income - Effective Portion	Amount Reclassified from Accumulated OCI into Income - Effective Portion	Location of Amount Recognized in Income on Derivative - Ineffective Portion and Amount Excluded from Effectiveness Testing	Amount Recognized in Income on Derivative - Ineffective Portion and Amount Excluded from Effectiveness Testing
Nine Months Ended September 30, 2017:
Foreign currency forward exchange contracts	$3,096	Product revenues / Cost of services and products sold	$(185)		$—
Interest rate swaps	(2,878)		—		—
Cross currency interest rate swaps	(195)	Interest expense	745	Cost of services and products sold	(420)	(a)
	$23		$560		$(420)
Nine Months Ended September 30, 2016:
Foreign currency forward exchange contracts	$1,748	Product revenues / Cost of services and products sold	$(409)		$—
Cross currency interest rate swaps	(2,361)	Interest expense	478	Cost of services and products sold	3,987	(a)
	$(613)		$69		$3,987
(a) These gains (losses) offset foreign currency fluctuation effects on the debt principal.

Derivatives Not Designated as Hedging Instruments

	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative for the Three Months Ended September 30 (b)
(In thousands)		2017	2016
Foreign currency exchange forward contracts	Cost of services and products sold	$(7,025)	$552

	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative for the Nine Months Ended September 30 (b)
(In thousands)		2017	2016
Foreign currency forward exchange contracts	Cost of services and products sold	$(18,764)	$2,292
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
Contracted Amounts of Foreign Currency Exchange Forward Contracts Outstanding at September 30, 2017:

(In thousands)	Type	U.S. Dollar Equivalent	Maturity	Recognized Gain (Loss)
British pounds sterling	Sell	$70,207	October 2017	$(807)
British pounds sterling	Buy	10,638	October 2017 through January 2018	17
Euros	Sell	317,163	October 2017 through December 2017	(19,028)
Euros	Buy	196,214	October 2017 through May 2018	792
Other currencies	Sell	50,692	October 2017 through April 2018	(758)
Other currencies	Buy	30,578	October 2017 through January 2018	239
Total		$675,492		$(19,545)
Contracted Amounts of Foreign Currency Exchange Forward Contracts Outstanding at December 31, 2016:

(In thousands)	Type	U.S. Dollar Equivalent	Maturity	Recognized Gain (Loss)
British pounds sterling	Sell	$55,120	January 2017	$(228)
British pounds sterling	Buy	827	March 2017	(14)
Euros	Sell	326,797	January 2017 through December 2017	628
Euros	Buy	171,578	January 2017 through January 2018	(468)
Other currencies	Sell	43,455	January 2017 through September 2017	1,477
Other currencies	Buy	3,106	March 2017	(1)
Total		$600,883		$1,394

In addition to foreign currency exchange forward contracts, the Company designates certain loans as hedges of net investments in international subsidiaries.  The Company recorded pre-tax net gains of $7.6 million and $17.1 million during the three and nine months ended September 30, 2017, respectively and pre-tax net losses of $9.0 million and $29.3 million during the three and nine months ended September 30, 2016, respectively, in Accumulated other comprehensive loss.

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

In January 2017, the Company entered into a series of interest rate swaps that cover the period from 2018 through 2021, and had the effect of converting $300.0 million of the Term Loan Facility from floating-rate to fixed-rate beginning in 2018.   The fixed rates provided by the swaps replace the adjusted LIBOR rate in the interest calculation, ranging from 1.65% for 2018 to 2.71% for 2021.

The following table indicates the notional amounts of the Company's interest rate swaps at September 30, 2017:

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

The following table indicates the contractual amounts of the Company's CCIRs at September 30, 2017:

		Interest Rates
(In millions)	Contractual Amount	Receive	Pay
Maturing 2017	$0.7	Floating U.S. dollar rate	Fixed rupee rate
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

Level 2 Fair Value Measurements (In thousands)	September 30 2017	December 31 2016
Assets
Foreign currency exchange forward contracts	$3,245	$4,932
Interest rate swaps	92	—
Cross-currency interest rate swaps	110	514
Liabilities
Foreign currency exchange forward contracts	22,790	3,538
Interest rate swaps	2,970	—

The following table reconciles the beginning and ending balances for liabilities measured on a recurring basis using unobservable inputs (Level 3):

Level 3 Liabilities—Unit Adjustment Liability (c) for the Nine Months Ended September 30 (In thousands)	Nine Months Ended
September 30
2016
Balance at beginning of period	$79,934
Reduction in the fair value related to election not to make 2016 payments	(19,145)
Sale of equity interest in Brand	(65,461)
Change in fair value to the unit adjustment liability	4,672
Balance at end of period	$—

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
The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and short-term borrowings approximate fair value due to the short-term maturities of these assets and liabilities.  At September 30, 2017 and December 31, 2016, the total fair value of long-term debt (excluding deferred financing costs), including current maturities, was $642.2 million and $682.9 million, respectively, compared with a carrying value of $634.8 million and $673.4 million, respectively.  Fair values for debt are based on quoted market prices (Level 1) for the same or similar issues, or on the current rates offered to the Company for debt of the same remaining maturities (Level 2).

12. Review of Operations by Segment

	Three Months Ended		Nine Months Ended
	September 30		September 30
(In thousands)	2017	2016	2017	2016
Revenues From Continuing Operations
Harsco Metals & Minerals	$255,163	$247,691	$761,503	$730,923
Harsco Industrial	78,318	63,422	217,766	191,561
Harsco Rail	51,134	56,674	172,716	168,517
Corporate	38	—	107	—
Total Revenues From Continuing Operations	$384,653	$367,787	$1,152,092	$1,091,001
Operating Income (Loss) From Continuing Operations
Harsco Metals & Minerals	$24,327	$24,066	$82,933	$61,934
Harsco Industrial	12,864	6,312	24,819	20,083
Harsco Rail	4,161	4,599	18,108	(22,443)
Corporate	(7,402)	(6,401)	(21,528)	(20,253)
Total Operating Income From Continuing Operations	$33,950	$28,576	$104,332	$39,321
Depreciation and Amortization
Harsco Metals & Minerals	$28,636	$30,255	$84,444	$91,942
Harsco Industrial	1,826	1,827	5,509	5,395
Harsco Rail	1,094	1,441	3,156	4,236
Corporate	1,449	3,102	4,399	6,714
Total Depreciation and Amortization	$33,005	$36,625	$97,508	$108,287
Capital Expenditures
Harsco Metals & Minerals	$20,994	$15,272	$58,065	$43,997
Harsco Industrial	1,678	1,817	3,226	4,113
Harsco Rail	462	497	1,765	1,636
Corporate	297	184	1,075	200
Total Capital Expenditures	$23,431	$17,770	$64,131	$49,946

Reconciliation of Segment Operating Income to Income (Loss) From Continuing Operations Before Income Taxes and Equity Income

	Three Months Ended		Nine Months Ended
	September 30		September 30
(In thousands)	2017	2016	2017	2016
Segment operating income	$41,352	$34,977	$125,860	$59,574
General Corporate expense	(7,402)	(6,401)	(21,528)	(20,253)
Operating income from continuing operations	33,950	28,576	104,332	39,321
Interest income	610	673	1,615	1,760
Interest expense	(12,123)	(13,756)	(36,181)	(39,924)
Change in fair value to the unit adjustment liability and loss on dilution and sale of equity method investment	—	(44,788)	—	(58,494)
Income (loss) from continuing operations before income taxes and equity income	$22,437	$(29,295)	$69,766	$(57,337)

13.   Other (Income) Expenses, Net

The major components of this Condensed Consolidated Statements of Operations caption are as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(In thousands)	2017	2016	2017	2016
Employee termination benefit costs	$2,536	$1,790	$4,947	$8,756
Harsco Metals & Minerals Segment separation costs	—	1	—	3,298
Net gains (a)	(4,821)	(608)	(4,815)	(1,365)
Other costs to exit activities	327	—	495	—
Impaired asset write-downs	539	—	820	—
Other	182	558	282	1,422
Other (income) expenses	$(1,237)	$1,741	$1,729	$12,111

(a)	Net gains result from the sales of redundant properties (primarily land, buildings and related equipment) and non-core assets.

14. Components of Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss is included on the Condensed Consolidated Statements of Equity. The components of Accumulated other comprehensive loss, net of the effect of income taxes, and activity for the nine months ended September 30, 2016 and 2017 was as follows:

	Components of Accumulated Other Comprehensive Income (Loss) - Net of Tax
(In thousands)	Cumulative Foreign Exchange Translation Adjustments		Effective Portion of Derivatives Designated as Hedging Instruments		Cumulative Unrecognized Actuarial Losses on Pension Obligations		Unrealized Gain (Loss) on Marketable Securities	Total
Balance at December 31, 2015	$(125,561)		$(400)		$(389,696)		$(31)	$(515,688)
Other comprehensive income (loss) before reclassifications	(23,744)	(a)	(2,199)	(b)	32,067	(a)	11	6,135
Amounts reclassified from accumulated other comprehensive loss, net of tax	—		26		12,168		—	12,194
Realized (gains) losses reclassified from accumulated other comprehensive loss in connection with loss on dilution of equity method investment (See Note 4, Equity Method Investments)	28,641		1,636		(1,534)		—	28,743
Other comprehensive income (loss) from equity method investee	1,943		(405)		306		—	1,844
Total other comprehensive income (loss)	6,840		(942)		43,007		11	48,916
Other comprehensive income (loss) attributable to noncontrolling interests	420		(7)		—		—	413
Other comprehensive income (loss) attributable to Harsco Corporation	7,260		(949)		43,007		11	49,329
Balance at September 30, 2016	$(118,301)		$(1,349)		$(346,689)		$(20)	$(466,359)

	Components of Accumulated Other Comprehensive Income (Loss) - Net of Tax
(In thousands)	Cumulative Foreign Exchange Translation Adjustments		Effective Portion of Derivatives Designated as Hedging Instruments		Cumulative Unrecognized Actuarial Losses on Pension Obligations		Unrealized Gain (Loss) on Marketable Securities	Total
Balance at December 31, 2016	$(144,534)		$(1,089)		$(461,094)		$(5)	$(606,722)
Other comprehensive income (loss) before reclassifications	42,391	(a)	1,133	(b)	(31,600)	(a)	11	11,935
Amounts reclassified from accumulated other comprehensive loss, net of tax	—		338		15,133		—	15,471
Total other comprehensive income (loss)	42,391		1,471		(16,467)		11	27,406
Other comprehensive income attributable to noncontrolling interests	(2,235)		—		—		—	(2,235)
Other comprehensive income (loss) attributable to Harsco Corporation	40,156		1,471		(16,467)		11	25,171
Balance at September 30, 2017	$(104,378)		$382		$(477,561)		$6	$(581,551)

(a)	Principally foreign currency fluctuation.

(b)	Net change from periodic revaluations.

Amounts reclassified from accumulated other comprehensive loss are as follows:

(In thousands)	Three Months Ended		Nine Months Ended		Affected Caption in the Condensed Consolidated Statements of Operations
	September 30 2017	September 30 2016	September 30 2017	September 30 2016
Amortization of cash flow hedging instruments:
Foreign currency exchange forward contracts	$—	$—	$(189)	$(408)	Product revenues
Foreign currency exchange forward contracts	—	—	4	(1)	Cost of services and products sold
Cross-currency interest rate swaps	252	254	745	478	Interest expense
Total before tax	252	254	560	69
Tax expense	(99)	(99)	(222)	(43)
Total reclassification of cash flow hedging instruments, net of tax	$153	$155	$338	$26

Amortization of defined benefit pension items (c):
Actuarial losses	$2,643	$2,042	$8,001	$6,703	Selling, general and administrative expenses
Actuarial losses	2,915	2,253	8,535	6,696	Cost of services and products sold
Prior-service benefits	(14)	(5)	(36)	(9)	Selling, general and administrative expenses
Prior-service costs	70	66	199	190	Cost of services and products sold
Settlement/curtailment losses	—	223	—	223	Selling, general and administrative expenses
Total before tax	5,614	4,579	16,699	13,803
Tax benefit	(523)	(601)	(1,566)	(1,635)
Total reclassification of defined benefit pension items, net of tax	$5,091	$3,978	$15,133	$12,168
(c) These accumulated other comprehensive loss components are included in the computation of net periodic pension costs. See Note 7, Employee Benefit Plans, for additional details.

Amounts reclassified from accumulated other comprehensive loss in connection with loss on dilution of equity method investment are as follows:

(In thousands)	Three Months Ended	Nine Months Ended	Affected Caption in the Condensed Consolidated Statements of Operations
	September 30 2016	September 30 2016
Foreign exchange translation adjustments	$40,525	$45,405	Change in fair value to the adjustment liability and loss on dilution of equity method investment
Cash flow hedging instruments	2,425	2,593	Change in fair value to the adjustment liability and loss on dilution of equity method investment
Defined benefit pension obligations	(2,198)	(2,433)	Change in fair value to the adjustment liability and loss on dilution of equity method investment
Total before tax	40,752	45,565
Tax benefit (d)	(15,046)	(16,822)
Total amounts reclassified from accumulated other comprehensive loss in connection with loss on dilution of equity method investment	$25,706	$28,743
(d) For the three months ended September 30, 2016 the tax benefit was not recognized in the condensed consolidated statement of operations since a valuation allowance was established against the resulting deferred tax assets. See Note 11, Income Taxes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 for more information.

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

Executive Overview
Markets served by the Company's Harsco Metals & Minerals Segment continued to demonstrate some improvement during the first nine months of 2017 as increased customer steel production and higher commodity volumes and prices positively affected both revenues and operating income. In addition, results were positively affected by the operational benefits and discipline achieved in recent years due to the Harsco Metals & Minerals Segment's Improvement Plan ("Project Orion").

As previously disclosed, one of the Company’s customers for the Harsco Metals & Minerals Segment in Australia had entered into the process of voluntary administration under Australian law, the purpose of which was to focus on long-term solvency. The result of this administration process was that the customer’s operation was sold to a new owner in August 2017. In September 2017, the administrators informed the Company that most of the pre-administration accounts receivable balance would not be paid, and as a result the Company recorded a bad debt expense of $4.6 million for the third quarter of 2017. The Company continues to provide services for the new owner pending formalization of a new contract.
Energy markets also demonstrated some fundamental improvement during the first nine months of 2017. The Harsco Industrial Segment’s air-cooled heat exchangers business has seen steadily improving results. Bookings for this business have increased but may fluctuate with energy prices and underlying market fundamentals. The Harsco Industrial Segment's industrial grating business continues to be impacted by a lack of large-scale projects, delayed capital expenditures, competitive market dynamics and increased material costs. Accordingly, these factors impacted revenue and operating income during the third quarter and first nine months of 2017 in the Harsco Industrial Segment. In addition, operating income during the third quarter and first nine months of 2017 was positively effected by a gain on the sale of a property of approximately $4 million.
Results for the Harsco Rail Segment for the first nine months of 2016, included an estimated loss provision of $40.1 million related to the Company's contracts with the federal railway system of Switzerland ("SBB"). The estimated loss provision resulted from increased vendor costs, ongoing discussions with the customer, and increased estimates for commissioning, certification and testing costs, as well as expected settlement with respect to the customer. Excluding the impact of the estimated loss provision, the Harsco Rail Segment's operating results during the first nine months of 2017 were consistent with the same period in the prior year.

	Three Months Ended
Revenues by Segment	September 30
(In millions)	2017	2016	Change	%
Harsco Metals & Minerals	$255.2	$247.7	$7.5	3.0%
Harsco Industrial	78.3	63.4	14.9	23.5
Harsco Rail	51.1	56.7	(5.5)	(9.8)
Total revenues	$384.7	$367.8	$16.9	4.6%

	Nine Months Ended
Revenues by Segment	September 30
(In millions)	2017		2016	Change	%
Harsco Metals & Minerals	$761.5		$730.9	$30.6	4.2%
Harsco Industrial	217.8		191.6	26.2	13.7
Harsco Rail	172.7		168.5	4.2	2.5
Corporate	0.1	—	—	0.1	—
Total revenues	$1,152.1		$1,091.0	$61.1	5.6%

	Three Months Ended
Revenues by Region	September 30
(In millions)	2017	2016	Change	%
North America	$178.7	$166.2	$12.5	7.5%
Western Europe	100.0	101.4	(1.4)	(1.4)
Latin America (includes Mexico)	47.4	43.3	4.1	9.4
Asia-Pacific	40.8	35.0	5.8	16.5
Middle East and Africa	10.8	13.6	(2.7)	(20.0)
Eastern Europe	6.9	8.2	(1.3)	(16.3)
Total revenues	$384.7	$367.8	$16.9	4.6%

	Nine Months Ended
Revenues by Region	September 30
(In millions)	2017	2016	Change	%
North America	$536.2	$487.9	$48.3	9.9%
Western Europe	305.6	320.3	(14.7)	(4.6)
Latin America (included Mexico)	138.3	123.1	15.3	12.4
Asia-Pacific	120.2	101.2	19.0	18.8
Middle East and Africa	31.4	35.0	(3.7)	(10.4)
Eastern Europe	20.4	23.4	(3.1)	(13.1)
Total revenues	$1,152.1	$1,091.0	$61.1	5.6%

Revenues for the Company during the third quarter and first nine months 2017 were $384.7 million and $1.2 billion, respectively, compared with $367.8 million and $1.1 billion, respectively, in the third quarter and first nine months of 2016. The change is primarily related to the effect of higher volumes and commodity prices in the Harsco Metals & Minerals Segment and the Harsco Industrial Segment's air-cooled heat exchangers business; partially offset by the lower volumes for the first nine months of 2017 in the Harsco Industrial Segment's industrial grating business. Foreign currency translation increased revenues by $6.1 million for the third quarter of 2017 and decreased revenues by $4.2 million for the first nine months of 2017 compared with the same periods in the prior year.

	Three Months Ended
Operating Income (Loss) by Segment	September 30
(In millions)	2017	2016	Change	%
Harsco Metals & Minerals	$24.3	$24.1	$0.3	1.1%
Harsco Industrial	12.9	6.3	6.6	103.8
Harsco Rail	4.2	4.6	(0.4)	(9.5)
Corporate	(7.4)	(6.4)	(1.0)	(15.6)
Total operating income	$34.0	$28.6	$5.4	18.8%

	Nine Months Ended
Operating Income (Loss) by Segment	September 30
(In millions)	2017	2016	Change	%
Harsco Metals & Minerals	$82.9	$61.9	$21.0	33.9%
Harsco Industrial	24.8	20.1	4.7	23.6
Harsco Rail	18.1	(22.4)	40.6	180.7
Corporate	(21.5)	(20.3)	(1.3)	(6.3)
Total operating income	$104.3	$39.3	$65.0	165.3%

	Three Months Ended		Nine Months Ended
	September 30		September 30
Operating Margin by Segment	2017	2016	2017	2016
Harsco Metals & Minerals	9.5%	9.7%	10.9%	8.5%
Harsco Industrial	16.4	10.0	11.4	10.5
Harsco Rail	8.1	8.1	10.5	(13.3)
Consolidated operating margin	8.8%	7.8%	9.1%	3.6%
Operating income from continuing operations for the third quarter and first nine months of 2017 was $34.0 million and $104.3 million, respectively, compared with $28.6 million and $39.3 million, respectively, in the third quarter and first nine months of 2016.  Refer to the segment discussions below for information pertaining to factors positively affecting and negatively impacting operating income from continuing operations.

Harsco Metals & Minerals Segment:

Significant Effects on Revenues	Three Months Ended	Nine Months Ended
(In millions)	September 30, 2017	September 30, 2017
Revenues — 2016	$247.7	$730.9
Net effects of price/volume changes, primarily attributable to volume changes.	8.3	43.1
Net impact of new and lost contracts (including exited underperforming contracts).	(6.2)	(9.8)
Impact of foreign currency translation.	5.4	(2.6)
Other.	—	(0.1)
Revenues — 2017	$255.2	$761.5

Factors Positively Affecting Operating Income:

•
Increased global steel production.  Overall, steel production by customers under services contracts, including the impact of new and exited contracts, increased by 6% and 7%, respectively, for the third quarter and first nine months of 2017 compared with the same periods in the prior year. Excluding the impact of new and exited contracts, steel production by customers under services contracts increased by 3% and 5%, respectively, for the third quarter and first nine months of 2017 compared with the same periods in the prior year.

•
Increased income attributable to the impact of improved nickel, chrome and scrap prices. Nickel-related prices increased 2% and 7%, respectively during the third quarter and first nine months of 2017 compared with the same periods in the prior year.

•	Severance costs resulting from a site exit of $5.1 million during the first nine months of 2016, which did not repeat in the first nine months of 2017.

Factors Negatively Impacting Operating Income:

•	Moderately higher selling, general and administrative costs due to higher compensation costs and professional fees.

•	Bad debt expense of $4.6 million related to certain pre-administration accounts receivable balances for one of the Company's customers in Australia for the third quarter and first nine months of 2017.

Harsco Industrial Segment:

Significant Effects on Revenues	Three Months Ended	Nine Months Ended
(In millions)	September 30, 2017	September 30, 2017
Revenues — 2016	$63.4	$191.6
Net effects of price/volume changes, primarily attributable to volume changes.	14.4	26.3
Impact of foreign currency translation.	0.5	(0.1)
Revenues — 2017	$78.3	$217.8

Factors Positively Affecting Operating Income:

•
Higher overall volumes and a favorable sales mix in the air-cooled heat exchanger business, resulting in increased operating income during the third quarter and first nine months of 2017 compared with the comparable periods in 2016.

•	Gain on sale of property of approximately $4 million for the third quarter and first nine months of 2017.

Factors Negatively Impacting Operating Income:

•	Lower volumes and an unfavorable sales mix in the industrial grating products business for the first nine months of 2017.

•	Increased operating expenses including higher commissions due to the increase in volumes in the air-cooled heat exchanger business and higher compensation costs.

Harsco Rail Segment:

Significant Effects on Revenues	Three Months Ended	Nine Months Ended
(In millions)	September 30, 2017	September 30, 2017
Revenues — 2016	$56.7	$168.5
Net effect (impacts) of price/volume changes, primarily attributable to volume changes.	(5.5)	5.8
Impact of foreign currency translation.	0.2	(1.5)
Other.	(0.3)	(0.1)
Revenues — 2017	$51.1	$172.7

Factors Positively Affecting Operating Income:

•
During the first nine months of 2016, the Harsco Rail Segment recorded an estimated loss provision of $40.1 million related to the Company's contracts with SBB which did not repeat in the first nine months of 2017.

•	Higher after-market part sales increased operating income during the third quarter and first nine months of 2017 compared with the same period in prior year.

Factors Negatively Impacting Operating Income:

•	Increased selling, general and administrative expenses primarily related to higher compensation costs and professional fees for the third quarter and first nine months of 2017.

•	Lower machine sales volume in the third quarter of 2017 compared with the third quarter of 2016.

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

Harsco Metals & Minerals Segment:

•
Steel markets have demonstrated some pricing improvement since early 2016 and the Company experienced improvements in demand and certain commodity prices during the third quarter and first nine months of 2017. The Company expects these factors along with the effect of new contracts, the continued benefits achieved as part of Project Orion and additional improvement initiatives to positively affect operating income in 2017 in the Harsco Metals & Minerals Segment.

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

•
In January 2017, the Company announced two multi-year contracts for steel mill services in China and Brazil with projected revenues totaling more than $100 million. In March 2017, the Company announced a joint agreement with Hydro Industries for waste recycling solutions. In April 2017, the Company announced a ten year mill services contract in Egypt with projected revenues totaling approximately $60 million. In May 2017, the Company announced a multi-year contract in India to provide metal recovery and slag sales services with projected revenues totaling more than $25 million, and formation of a joint venture for metal recovery and slag sales services in Turkey. In August 2017, the Company renewed a Scrap Management contract for five years in Egypt and announced multi-year contracts for scrap handling at two major steel making plans in Latin America totaling more than $50 million in projected revenues.

•
As the Company has previously disclosed, over the past several years the Company has been in discussions with various governmental regulatory agencies and officials in Bahrain ("Bahrain Agencies") with regard to a processing byproduct ("salt cakes") located at Hafeera. The Company previously recorded a charge of $7.0 million, payable over approximately ten years, related to the estimated cost of processing and disposal of the salt cakes. The Company's Bahrain operations that produced the salt cakes has ceased operations, and are owned under a strategic venture for which its strategic venture partner has a 35% minority interest. The Company is currently in active discussions with the Bahrain Agencies over the timing and method for the proposed processing and disposal method. If the Bahrain Agencies do not approve the proposed timing or method, or mandate alternative solutions, the Company’s estimated liability could change, and such change could be material in any one period.

•
During 2016, one of the Company's customers announced its intention to conduct a strategic review of its steelmaking operations in Europe. As a result the customer has entered into a memorandum of understanding with another major steelmaker. Depending on the outcome of any potential transactions, there could be a material impact on the Company's results of operations, cash flows and asset valuations in any one period.

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

•
During January 2017, the Company announced a new order to equip the entire Denver, Colorado regional railway fleet with enhanced safety systems. During June 2017, the Company announced a new order in the U.K. for seven Stoneblower track geometry machines with deliveries occurring over a two year period starting in late 2019. During September 2017, the Company announced new orders from the regional transit districts serving Washington, D.C. and Sacramento, CA to install enhanced safety systems that alert railway track workings on the ground before trains enter their work zones. The orders are scheduled for delivery through the end of this year. In addition, during September 2017, the Company announced two equipment orders totaling approximately $25 million for railway track maintenance equipment in Saudi Arabia and the Republic of South Africa with deliveries expected to be by the end of 2017.

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

•	The Company will focus on growing the Harsco Rail Segment through disciplined organic expansion and acquisitions that improve competitive positioning in core markets or adjacent markets.

Results of Operations

	Three Months Ended		Nine Months Ended
	September 30		September 30
(In millions, except per share amounts)	2017	2016	2017	2016
Total revenues	$384.7	$367.8	$1,152.1	$1,091.0
Cost of services and products sold	289.8	286.3	871.0	886.3
Selling, general and administrative expenses	61.2	50.2	172.0	150.6
Research and development expenses	0.9	0.9	3.1	2.7
Other (income) expenses, net	(1.2)	1.7	1.7	12.1
Operating income from continuing operations	34.0	28.6	104.3	39.3
Interest income	0.6	0.7	1.6	1.8
Interest expense	(12.1)	(13.8)	(36.2)	(39.9)
Change in fair value to the unit adjustment liability and loss on dilution and sale of equity method investment	—	(44.8)	—	(58.5)
Income tax expense	(8.3)	(5.1)	(25.8)	(14.9)
Equity income of unconsolidated entities, net	—	3.2	—	5.7
Income (loss) from continuing operations	14.2	(31.2)	44.0	(66.6)
Income (loss) from discontinued operations	(0.4)	(0.4)	(0.3)	1.1
Net income (loss)	13.8	(31.5)	43.7	(65.4)
Total other comprehensive income	10.9	21.9	27.4	48.9
Total comprehensive income (loss)	24.7	(9.6)	71.1	(16.5)
Diluted earnings (loss) per common share from continuing operations attributable to Harsco Corporation common stockholders	0.16	(0.41)	0.50	(0.89)
Effective income tax rate for continuing operations	36.9%	(17.3)%	36.9%	(26.0)%

Comparative Analysis of Consolidated Results

Revenues
Revenues for the third quarter of 2017 increased $16.9 million or 4.6% from the third quarter of 2016. Revenue for the nine months of 2017 increased $61.1 million or 5.6% from the first nine months of 2016. Changes in revenues for the periods presented were attributable to the following significant items:

Change in Revenues — 2017 vs. 2016	Three Months Ended	Nine Months Ended
(In millions)	September 30, 2017	September 30, 2017
Net effects of price/volume changes in the Harsco Metals & Minerals Segment, primarily attributable to volume changes.	$8.3	43.1
Net effects of price/volume changes in the Harsco Industrial Segment, primarily attributable to volume changes.	14.4	26.3
Net effect (impacts) of price/volume changes in the Harsco Rail Segment, primarily attributable to volume changes.	(5.5)	5.8
Net impact of new and lost contracts (including exited underperforming contracts) in the Harsco Metals & Minerals Segment.	(6.2)	(9.8)
Impact of foreign currency translation.	6.1	(4.2)
Other.	(0.2)	(0.1)
Total change in revenues — 2017 vs. 2016	$16.9	$61.1

Cost of Services and Products Sold
Cost of services and products sold for the third quarter of 2017 increased $3.5 million or 1.2% from the third quarter of 2016. Cost of services and products for the first nine months of 2017 decreased $15.3 million or 1.7% from the first nine months of 2016. Changes in cost of services and products sold for the periods presented were attributable to the following significant items:

Change in Cost of Services and Products Sold — 2017 vs. 2016	Three Months Ended	Nine Months Ended
(In millions)	September 30, 2017	September 30, 2017
Decreased costs due to estimated loss provision in the Harsco Rail Segment during prior year.	$—	$(40.1)
Impact (effect) of foreign currency translation.	5.1	(4.6)
Increased (decreased) costs due to changes in revenues (exclusive of the effects of foreign currency translation and fluctuations in commodity costs included in selling prices).	0.3	34.9
Other.	(1.9)	(5.5)
Total change in cost of services and products sold — 2017 vs. 2016	$3.5	$(15.3)

Selling, General and Administrative Expenses
Selling, general and administrative expenses for the third quarter of 2017 increased $11.0 million or 21.8% from the third quarter of 2016.  Selling, general and administrative expenses for the first nine months of 2017 increased $21.4 million or 14.2% from the first nine months of 2016. These increases were primarily related to higher compensation expense related to the timing of stock-based compensation issuances and higher expected incentive compensation; higher bad debt expense in the Metals & Minerals Segment; increased commissions in the Harsco Industrial Segment; and increased professional fees.

Other (Income) Expenses, Net
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

	Three Months Ended		Nine Months Ended
	September 30		September 30
(In thousands)	2017	2016	2017	2016
Employee termination benefit costs	$2,536	$1,790	$4,947	$8,756
Harsco Metals & Minerals Segment separation costs	—	1	—	3,298
Net gains (a)	(4,821)	(608)	(4,815)	(1,365)
Other costs to exit activities	327	—	495	—
Impaired asset write-downs	539	—	820	—
Other	182	558	282	1,422
Other expenses	$(1,237)	$1,741	$1,729	$12,111
(a) Net gains result from the sales of redundant properties (primarily land, buildings and related equipment) and non-core assets.

Interest Expense
Interest expense during the third quarter and first nine months of 2017 decreased $1.6 million and $3.7 million, respectively, compared with the third quarter and first nine months of 2016. The decrease primarily relates to the Company's overall reduction in debt levels, partially offset by an increase in interest rates associated with the Company's debt.

Change in Fair Value to the Unit Adjustment Liability and Loss on Dilution of Equity Method Investment
The Change in fair value to the unit adjustment liability and loss on dilution of equity method investment during the third quarter and first nine months of 2017 decreased $44.8 million and $58.5 million, respectively, compared with the third quarter and first nine months of 2016. The decreases relate to losses associated with Company's first quarter of 2016 election not to make the quarterly cash payments to the Company's partner in the Infrastructure strategic venture for the remainder of 2016 and the Company's third quarter of 2016 sale of its remaining equity interest in the Infrastructure strategic venture which did not repeat in 2017. See Note 4, Equity Method Investments and Note 11, Derivative Instruments, Hedging Activities and Fair Value, in Part I, Item 1, Financial Statements for additional information.

Income Tax Expense
Income tax expense related to continuing operations for the third quarter and first nine months of 2017 was $8.3 million and $25.8 million, respectively, compared with an income tax expense related to continuing operations of $5.1 million and $14.9 million, respectively, for the third quarter and first nine months of 2016. The income tax expense for the third quarter and first nine months of 2017 compared with the third quarter and first nine months of 2016 increased primarily due to the increase in income in profitable jurisdictions and increase in withholding tax in certain jurisdictions.

Income (Loss) from Continuing Operations
Income from continuing operations was $14.2 million in the third quarter of 2017 compared with the loss from continuing operations of $31.2 million in the third quarter of 2016. This change is primarily related to the loss on sale of the Company's equity method investment in the Infrastructure strategic venture recorded in the third quarter of 2016 which did not repeat in 2017, as well as higher operating income in the Harsco Industrial Segment.

Income from continuing operations was $44.0 million in the first nine months of 2017 compared with a loss from continuing operations of $66.6 million in the first nine months of 2016. This change is primarily related to the Harsco Rail Segment's estimated forward loss provision of $40.1 million for the Company's contracts with SBB and the loss on dilution and sale of the Company's equity method investment in the Infrastructure strategic venture recorded during 2016 which did not repeat in 2017, and higher operating income in the Harsco Metals & Minerals Segment.

Total Other Comprehensive Income (Loss)
Total other comprehensive income was $10.9 million and $27.4 million in third quarter and the first nine months of 2017, respectively, compared with total other comprehensive income of $21.9 million and $48.9 million, respectively in the third quarter and first nine months of 2016. The decrease in the third quarter of 2017 compared to the third quarter of 2016 is due to the reclassification of the other comprehensive loss attributable to the Brand equity method investment to income as a result of the sale of this investment in the third quarter of 2016 not repeated in 2017, partially offset by the positive impact of foreign currency translation in the third quarter of 2017. The decrease in the first nine months of 2017 compared to the first nine months of 2016 is due to the sale of the Brand equity method investment in 2016. See Note 14, Components of Accumulated Other Comprehensive Loss, for more information regarding the reclassification of the other comprehensive loss related the sale of the Brand equity method investment.

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
During the first nine months of 2017, the Company generated $82.9 million in operating cash flow, a decrease from the $104.8 million generated in the first nine months of 2016.

The Company invested $64.1 million in capital expenditures, mostly for the Harsco Metals & Minerals Segment, in the first nine months of 2017 compared with $49.9 million in the first nine months of 2016. The Company generated $10.7 million in cash flow from asset sales in the first nine months of 2017 compared with $7.2 million in the first nine months of 2016. Asset sales have been a normal part of the Company's business model, primarily for the Harsco Metals & Minerals Segment.
Net cash outflows related to the Company's borrowings were $37.3 million in the first nine months of 2017 principally due to the utilization of operating cash flows. There were net cash outflows of $226.5 million in the first nine months of 2016 related to the Company's borrowings, principally due to the proceeds from the sale of the Company's equity interest in the Infrastructure strategic venture, utilization of operating cash flow and proceeds from the termination of a cross-currency interest rate swap ("CCIR"). The Company’s consolidated net debt to consolidated adjusted earnings before interest, tax, depreciation and amortization ("EBITDA") ratio, as defined by the Credit Agreement, was 2.1 to 1.0 at September 30, 2017.

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

Resources available for cash requirements for operations and growth initiatives
In addition to utilizing cash provided by operations and cash proceeds from asset sales, the Company has bank credit facilities available throughout the world.  The Company also utilizes capital leases to finance the acquisition of certain equipment when appropriate, which allows the Company to minimize capital expenditures. The Company expects to continue to utilize all of these sources to meet future cash requirements for operations and growth initiatives. The following table illustrates available credit at September 30, 2017:

	September 30, 2017
(In millions)	Facility Limit	Outstanding Balance	Outstanding Letters of Credit	Available Credit
Multi-year revolving credit facility	$400.0	$77.0	$41.5	$281.5

At September 30, 2017, the Company had $622.9 million of borrowings under the Senior Secured Credit Facilities, consisting of $545.9 million under the Term Loan Facility and $77.0 million under the Revolving Credit Facility. Of this balance, $617.4 million was classified as Long-term debt and $5.5 million was classified as Current maturities of long-term debt on the Condensed Consolidated Balance Sheet at September 30, 2017. At December 31, 2016, the Company had $648.0 million of borrowings under the Senior Secured Credit Facility, consisting of $550.0 million under the Term Loan Facility and $98.0 million under the Revolving Credit Facility. At December 31, 2016, of this balance, $642.5 million was classified as Long-term debt and $5.5 million was classified as Current maturities of long-term debt on the Condensed Consolidated Balance Sheet.

Working Capital Position
Changes in the Company’s working capital are reflected in the following table:

(Dollars in millions)	September 30 2017		December 31 2016		Increase (Decrease)
Current Assets
Cash and cash equivalents	$59.5		$69.8		$(10.3)
Restricted cash	5.8		2.0		3.8
Trade accounts receivable, net	279.2		236.6		42.7
Other receivables	22.6		21.1		1.6
Inventories	227.0		187.7		39.3
Other current assets	35.8		33.1		2.7
Total current assets	630.1		550.3		79.8
Current Liabilities
Short-term borrowings and current maturities	21.2		29.8		(8.6)
Accounts payable	123.3		108.0		15.3
Accrued compensation	50.4		46.7		3.7
Income taxes payable	8.7		4.3		4.4
Advances on contracts and other customer advances	126.0		117.3		8.7
Other current liabilities	156.3		121.6		34.7
Total current liabilities	485.8		427.7		58.2
Working Capital	$144.2		$122.6		$21.6
Current Ratio (a)	1.3	:1	1.3	:1

(a) Calculated as Total current assets divided by Total current liabilities.

Working capital increased $21.6 million or 17.6% for the first nine months of 2017 due primarily to the following factors:

•
Working capital was positively affected by an increase in Trade accounts receivable, net of $42.7 million, primarily due to increased sales for all segments and the timing of sales and collections in the Harsco Rail Segment, as well as the effect of foreign currency translation; and

•
Working capital was positively affected by an increase in Inventories of $39.3 million, primarily due to the Harsco Rail Segment related to the continued inventory build for the SBB contracts and the timing of other shipments, as well as the effect of foreign currency translation.

These working capital increases were partially offset by the following factors:

•
Working capital was negatively impacted by an increase in Other liabilities of $34.7 million, primarily due to the timing of settlement of the Company's foreign currency exchange forward contracts, the impact of foreign currency translation and timing of non-income tax payments; and

•	Working capital was negatively impacted by an increase in Accounts payable of $15.3 million, primarily due to the timing of payments and the impact of foreign currency translation.

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
Cash Flow Summary
The Company’s cash flows from operating, investing and financing activities, as reflected in the Condensed Consolidated Statements of Cash Flows, are summarized in the following table:

	Nine Months Ended
	September 30
(In millions)	2017	2016
Net cash provided (used) by:
Operating activities	$82.9	$104.8
Investing activities	(48.9)	129.9
Financing activities	(44.5)	(242.1)
Effect of exchange rate changes on cash and cash equivalents, including restricted cash	4.1	7.5
Net change in cash and cash equivalents, including restricted cash	$(6.5)	$0.2

Cash provided by operating activities — Net cash provided by operating activities in the first nine months of 2017 was $82.9 million, a decrease of $21.9 million from cash provided by operating activities in the first nine months of 2016.  The decrease is primarily attributable to the timing of sales and collections of accounts receivable, higher inventories and a decrease in advances on contracts and other customer advances received; partially offset by an increase related to the timing of accounts payable, as well as an increase in cash net income.

Cash provided (used) by investing activities — Net cash used by investing activities in the first nine months of 2017 was $48.9 million, a decrease of $178.8 million from the cash provided by investing activities in the first nine months of 2016.  The decrease was primarily due to the gross proceeds received from the sale of the Company's investment in the Infrastructure strategic venture which occurred in September 2016 and an increase in capital expenditures, primarily in the Company's Harsco Metals & Minerals Segment, in the nine months ended September 30, 2017, compared with the nine months ended September 30, 2016.

Cash used by financing activities — Net cash used by financing activities in the first nine months of 2017 was $44.5 million, a decrease of $197.5 million from cash used by financing activities in the first nine months of 2016.  The change was primarily due to lower repayments of the Company's borrowings in the nine months ended September 30, 2017.

Debt Covenants
The Credit Agreement contains a consolidated net debt to consolidated adjusted EBITDA ratio covenant, which is not to exceed 3.75 to 1.0, and a minimum consolidated adjusted EBITDA to consolidated interest charges ratio covenant, which is not to be less than 3.0 to 1.0. The consolidated net debt to consolidated adjusted EBITDA ratio covenant is reduced to 3.5 to 1.0 after December 31, 2017.  At September 30, 2017, the Company was in compliance with these covenants, as the total net leverage ratio was 2.1 to 1.0 and total interest coverage ratio was 5.8 to 1.0. Based on balances and covenants in effect at September 30, 2017, the Company could increase net debt by $451.6 million (although the Company only has $281.5 million available credit remaining under the Revolving Credit Facility), and still be in compliance with these debt covenants. Alternatively, keeping all other factors constant, the Company's adjusted EBITDA could decrease by $120.5 million and the Company would still be within these debt covenants. The Company expects to continue to be in compliance with these debt covenants for at least the next twelve months.

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

At September 30, 2017, the Company's consolidated cash and cash equivalents included $58.8 million held by non-U.S. subsidiaries. At September 30, 2017, approximately 1.4% of the Company's consolidated cash and cash equivalents had regulatory restrictions that would preclude the transfer of funds with and among subsidiaries. Non-U.S. subsidiaries also held $14.2 million of cash and cash equivalents in consolidated strategic ventures. The strategic venture agreements may require strategic venture partner approval to transfer funds with and among subsidiaries. While the Company's remaining non-U.S. cash and cash equivalents can be transferred with and among subsidiaries, the majority of these non-U.S. cash balances will be used to support the ongoing working capital needs and continued growth of the Company's non-U.S. operations.
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

ITEM 4.        CONTROLS AND PROCEDURES

Based on the evaluation required by Securities Exchange Act Rules 13a-15(b) and 15d-15(b), the Company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of disclosure controls and procedures, as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e), at September 30, 2017.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective at September 30, 2017.  There have been no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting during the third quarter of 2017.

PART II — OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS
Information on legal proceedings is included in Note 9, Commitments and Contingencies, in Part I, Item 1, Financial Statements.

ITEM 1A.     RISK FACTORS
The Company's risk factors as of September 30, 2017 have not changed materially from those described in Part 1, Item 1A, “Risk Factors,” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

ITEM 6.        EXHIBITS

The following exhibits are included as part of this report by reference:

Exhibit Number	Description
31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).
31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).
32	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer).
101
The following financial statements from Harsco Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 filed with the Securities and Exchange Commission on November 8, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss); (iv) the Condensed Consolidated Statements of Cash Flows; (v) the Condensed Consolidated Statements of Equity; and (vi) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HARSCO CORPORATION
(Registrant)

DATE	November 8, 2017	/s/ PETER F. MINAN
Peter F. Minan
Senior Vice President and Chief Financial Officer
(On behalf of the registrant and as Principal Financial and Chief Accounting Officer)