Form 10-K
period 2017-12-31
HARSCO CORP
filed 2018-02-22
CIK 45876

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
Securities registered pursuant to Section 12(g) of the Act:    NONE
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒   No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐   No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
The aggregate market value of the Company's voting stock held by non-affiliates of the Company as of June 30, 2017 was $1,294,742,000
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

Class	Outstanding at January 31, 2018
Common stock, par value $1.25 per share	80,453,852
DOCUMENTS INCORPORATED BY REFERENCE
Selected portions of the 2018 Proxy Statement are incorporated by reference into Part III of this Report.

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
		●	Global metals production and capacity utilization
		●	Outsourcing of services by metals producers
		●	Demand for high-value specialty steel and ferro alloys
		●	Demand for environmental solutions for metals and minerals waste streams
		●	Demand for industrial and infrastructure surface preparation and restoration
		●	Demand for residential roofing shingles
		●	Demand for road making materials
●	Air-cooled heat exchangers	●	Investment in natural gas production capabilities and distribution
		●	Demand in the natural gas and related downstream refined and derivative products
●	Industrial grating and high-security fencing products	●	Industrial plant and warehouse construction and expansion
		●	Off-shore drilling and new rig construction
		●	Security fencing requirements to protect major facilities and infrastructure
●	Heat transfer products	●	Demand for commercial and institutional boilers and water heaters
●	Railway track maintenance services and equipment	●	Global railway track maintenance-of-way capital spending
		●	Outsourcing of track maintenance and new track construction by railroads
		●	Increased market attention on safety, including collision avoidance and warning systems
		●	Measurement and inspection technologies to monitor track conditions and plan maintenance practices
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
In 2017, 2016 and 2015, sales in the U.S. contributed total revenues of $0.7 billion, $0.6 billion and $0.8 billion, equal to approximately 43%, 42% and 44% of total revenues, respectively. The Company's sales in euro-currency countries contributed total revenues of $0.3 billion, $0.3 billion and $0.3 billion in 2017, 2016 and 2015, equal to approximately 18%, 18% and 16% of total revenues, respectively. Sales in the U.K. contributed total revenues of $0.1 billion, $0.2 billion and $0.2 billion in 2017, 2016 and 2015, equal to approximately 9%, 11% and 13% of total revenues, respectively. There were no significant inter-segment revenues.

(b)	Financial Information about Segments
Financial information concerning segments is included in Note 15, Information by Segment and Geographic Area, in Part II, Item 8, "Financial Statements and Supplementary Data," which information is incorporated herein by reference.

(c)	Narrative Description of Business
(1)   A narrative description of the businesses by reportable segment is as follows:
Harsco Metals & Minerals Segment—63% of consolidated revenues for 2017
The Harsco Metals & Minerals Segment is one of the world's largest providers of on-site services for material logistics, product quality improvement and resource recovery from iron, steel and metals manufacturing.
The Harsco Metals & Minerals Segment extracts high-value metallic content from stainless steel by-products and also specializes in the development of minerals technologies for commercial applications, including agriculture fertilizers. This Segment also produces industrial abrasives and roofing granules from power-plant utility coal slag at a number of locations throughout the U.S. Harsco's BLACK BEAUTY® abrasives are used for industrial surface preparation, such as rust removal and cleaning of bridges, ship hulls and various structures. Roofing granules are sold to residential roofing shingle manufacturers in the U.S., primarily for the replacement roofing market. This business is one of the largest U.S. producers of slag abrasives and residential roofing granules.
As part of the Harsco Metals & Minerals Segment's initiatives to develop new products and services, in particular environmental solutions, the Segment is involved with several initiatives and technology alliances focused on developing greater environmental sustainability through the recovery of resources from production by-products and waste streams.
The Harsco Metals & Minerals Segment operates in approximately 30 countries. In 2017 and 2016, this Segment's revenues were generated in the following regions:

	Percentage of Revenues
Region	2017	2016
Western Europe	37%	40%
North America	27%	26%
Latin America (a)	16%	14%
Asia-Pacific	13%	12%
Middle East and Africa	4%	5%
Eastern Europe	3%	3%

(a)	Including Mexico.
For 2017, 2016 and 2015, the Harsco Metals & Minerals Segment's percentage of the Company's consolidated revenues were 63%, 67% and 64%, respectively.
Harsco Industrial Segment—19% of consolidated revenues for 2017
The Harsco Industrial Segment includes the Harsco Industrial Air-X-Changers, Harsco Industrial IKG and Harsco Industrial Patterson-Kelley businesses. Approximately 91% of this Segment's revenues originate in North America.
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
Harsco Industrial IKG manufactures a varied line of industrial grating products at several plants in the U.S. and an international plant located in Mexico.  These products include a full range of metal bar grating configurations, which are used mainly in industrial flooring, as well as safety and security applications in the energy, paper, chemical, refining and processing industries.
Harsco Industrial Patterson-Kelley is a leading manufacturer of energy-efficient heat transfer products such as boilers and water heaters for commercial and institutional applications.
For 2017, 2016 and 2015, this Segment's percentage of the Company's consolidated revenues were 19%, 17% and 21%, respectively.

Harsco Rail Segment—18% of consolidated revenues for 2017
The Harsco Rail Segment is a global provider of equipment, after-market parts and services for the maintenance, repair and construction of railway track. The Segment's equipment and services support private and government-owned railroads and urban transit systems worldwide. In March 2015, the Company acquired Protran Technology ("Protran"), a U.S. designer and producer of safety systems for transportation and industrial applications; and in April 2015, the Company acquired JK Rail Products, LLC ("JK Rail"), a provider of after-market parts for railroad track maintenance.
The Harsco Rail Segment's products are produced in three countries and products and services are provided worldwide. In 2017, 2016 and 2015, export product sales from the U.S. for the Harsco Rail Segment were $82.7 million, $67.9 million and $67.1 million, respectively.
For 2017, 2016 and 2015, the Harsco Rail Segment's percentage of the Company's consolidated revenues were 18%, 16% and 15%, respectively.
(1)(i)  The products and services of the Company are generated through a number of product groups. These product groups are more fully discussed in Note 15, Information by Segment and Geographic Area, in Part II, Item 8, "Financial Statements and Supplementary Data." The product groups that contributed 10% or more as a percentage of consolidated revenues in any of the last three fiscal years are set forth in the following table:

	Percentage of Consolidated Revenues
Product Group	2017	2016	2015
Outsourced, on-site services of material logistics, product quality improvement and resource recovery for iron, steel and metals manufacturing; as well as value added environmental solutions for industrial co-products	63%	67%	64%
Railway track maintenance services and equipment	18%	16%	15%
Air-cooled heat exchangers	9%	6%	11%
(1)(ii)  New products and services are added from time to time; however, in 2017, 2016 and 2015 none required the investment of a material amount of the Company's assets.
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
(1)(v)  The Company's Harsco Metals & Minerals Segment provides services which are usually subject to volume reductions at certain points of the year and the Company furnishes products within the Harsco Industrial Segment that are seasonal in nature. As a result, the Company's revenues and results of operations for the first quarter ending March 31 and the fourth quarter ending December 31 may be lower than the second quarter ending June 30 and the third quarter ending September 30. Additionally, the Company has historically generated the majority of its cash flows in the second half of the year. This is a result of normally higher income during the second half of the year.

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

(1)(vii)  In 2017 and 2016, the Harsco Metals & Minerals Segment had one customer and in 2015 had two customers that each provided in excess of 10% of this Segment's revenues under multiple long-term contracts at several mill sites. The loss of any one of the contracts would not have a material adverse effect upon the Company's financial position or cash flows; however, it could have a significant effect on quarterly or annual results of operations. Additionally, a decline in economic conditions may further impact the ability of the Company's customers to meet their obligations to the Company on a timely basis and could result in bankruptcy or receivership filings by any of such customers. If customers are unable to meet their obligations on a timely basis, or if the Company is unable to collect amounts due from customers for any reason, it could adversely impact the realizability of receivables and inventories, and the recoverability of long-lived assets across the Company's businesses. As part of its credit risk management practices, the Company closely monitors the credit standing and accounts receivable position of its customer base.
The Harsco Industrial Segment had one customer in 2017, no customers in 2016 and two customers in 2015 that provided in excess of 10% of the Segment's revenues. The loss of any of these customers would not have a material adverse impact on the Company's financial positions or cash flows; however, it could have a material effect on quarterly or annual results of operations.
The Harsco Rail Segment had one customer in 2017 and 2016 and two customers in 2015 that provided in excess of 10% of the Segment's revenues. The loss of any of these customers would not have a material adverse impact on the Company's financial positions or cash flows; however, it could have a material effect on quarterly or annual results of operations.
(1)(viii)  At December 31, 2017, the Company's metals services contracts had estimated future revenues of $2.8 billion at expected production levels, compared with $2.7 billion at December 31, 2016. This provides the Company with a substantial base of long-term revenues. The increase is primarily due to the timing of contract expirations, new and renewed contracts, and foreign currency translation. Approximately 25% of these revenues are expected to be recognized by December 31, 2018; approximately 40% of these revenues are expected to be recognized between January 1, 2019 and December 31, 2021; approximately 13% of these revenues are expected to be recognized between January 1, 2022 and December 31, 2024; and the remaining revenues are expected to be recognized thereafter. There are no significant metals services contracts for which the estimated costs to complete the contract currently exceed the estimated revenue to be realized included in the estimated future revenues. The estimated future revenues are exclusive of anticipated contract renewals, projected volume increases and ad-hoc services.
At December 31, 2017, the Company had an estimated order backlog of $85.3 million in the Harsco Industrial Segment, compared with $54.4 million at December 31, 2016. This increase is primarily due to fundamental market improvement for the segment's air-cooled heat exchangers businesses for customers primarily in the upstream compression and gas processing markets due to improved oil prices, ultimately driving higher capital spending. There is also moderate growth in the segment's industrial and commercial boilers and hot water heater group. In addition, at December 31, 2017, the Harsco Rail Segment had an estimated order backlog of $260.5 million, compared with $273.0 million at December 31, 2016. This decrease is primarily due to shipments, including those to the federal railway system of Switzerland, which were not replaced due to decreased demand, primarily in the U.S., during 2017. At December 31, 2017, $155.5 million or 45% of the Company's manufactured products order backlog is not expected to be filled in 2018. The remainder of this backlog is expected to be filled in 2019 and 2020. The order backlog is exclusive of long-term metals industry services contracts, roofing granules and industrial abrasives products, and minerals and metal recovery technologies services.
(1)(ix)  At December 31, 2017, the Company had no material contracts that were subject to renegotiation of profits or termination at the election of the U.S. Government.
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
Harsco Metals & Minerals Segment—This Segment provides outsourced on-site services to the global metals industries in approximately 30 countries, with the largest operations focused in the U.S., the U.K., France, China and Brazil. This Segment is one of the world's largest providers of these services. This Segment's key competitive factors are innovative resource recovery solutions, significant industry experience, technology, safety performance, service and value. This Segment competes principally with a number of privately-held businesses for services outsourced by customers. Additionally, due to the nature of this Segment's services, it encounters a certain degree of "competition" from customers' desire to perform similar services themselves instead of using an outsourced solution.

Harsco Industrial Segment—This Segment includes manufacturing businesses located principally in the U.S. Key competitive factors include quality, value, technology and energy-efficiency. Primary competitors are U.S.-based manufacturers of similar products.
Harsco Rail Segment—This Segment manufactures and sells highly-engineered railway track maintenance equipment and collision avoidance and warning systems to support passenger, rail worker and pedestrian safety, produced primarily in the U.S. for customers throughout the world. Additionally, this Segment provides railway track maintenance services principally in the U.S. and the U.K. This Segment's key competitive factors are quality, technology, customer service and value. Primary competitors for both products and services are privately-held global businesses as well as certain regional competitors. In March 2015, the Company acquired Protran, a U.S. designer and producer of safety systems for transportation and industrial applications; and in April 2015, the Company acquired JK Rail, a provider of after-market parts for railroad track maintenance.
(1)(xi)  The Company's expense for research and development activities was $4.2 million, $4.3 million and $4.5 million in 2017, 2016 and 2015, respectively. This excludes technology development and engineering costs classified in cost of services and products sold or selling, general and administrative expense. For additional information regarding research and development activities, see Research and Development, in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."
(1)(xii)  The Company has become subject to, as have others, stringent air and water quality control legislation. In general, the Company has not experienced substantial difficulty complying with these environmental regulations and does not anticipate making any material capital expenditures for environmental control facilities. While the Company expects that environmental regulations may expand, and that expenditures for air and water quality control will continue, the Company cannot predict the effect on its business of such expanded regulations. For additional information regarding environmental matters see Note 11, Commitments and Contingencies, in Part II, Item 8, "Financial Statements and Supplementary Data."
(1)(xiii)  At December 31, 2017, the Company had approximately 9,400 employees.

(d)	Financial Information about Geographic Areas
Financial information concerning international and domestic operations is included in Note 15, Information by Segment and Geographic Area, in Part II, Item 8, "Financial Statements and Supplementary Data," which information is incorporated herein by reference. Export sales from the U.S. totaled $101.6 million, $86.5 million and $80.8 million in 2017, 2016 and 2015, respectively.

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
The Company's businesses are subject to general economic slowdowns and cyclical conditions in each of the industries served. In particular:

•
The Harsco Metals & Minerals Segment may be adversely impacted by prolonged slowdowns in steel mill production, excess production capacity, bankruptcy or receivership of steel producers and changes in outsourcing practices in the steel industry;

•
The resource recovery technologies business of the Harsco Metals & Minerals Segment can also be adversely impacted by prolonged slowdowns in customer production or a reduction in the selling prices of its materials, which are market-based and vary based upon the current fair value of the components being sold. Therefore, the revenue generated from the sale of such recycled materials varies based upon the fair value of the commodity components being sold;

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
The seasonality of the Company's business may cause quarterly results to fluctuate.
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
For the year ended December 31, 2017, the Company’s top five customers in the Harsco Metals & Minerals Segment accounted for approximately 31% of revenues in that Segment and 20% of the Company’s total revenues.
Certain of the several large customers in the Harsco Metals & Minerals Segment have significant accounts receivable balances. If a large customer were to experience financial difficulty or file for bankruptcy or receivership protection, it could adversely impact the Company's results of operations, cash flows and asset valuations.
Disputes with the Company's largest customers, or customers with long-term contracts, could adversely affect the Company’s financial condition.
The Company routinely enters into multiple contracts with customers, many of which can be long-term contracts. For example, the Company is currently party to multiple contracts in numerous countries with its largest customer, ArcelorMittal, which accounted for approximately 9% of total revenues for the year ended December 31, 2017. These contracts cover a variety of services and vary in contract length. From time to time, the Company may be negotiating the terms of current and potential future services to be rendered due to the scope and complexity of this relationship. Disagreements between the parties can arise as a result of the scope and nature of the relationship and these ongoing negotiations.
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
The Company operates in approximately 30 countries, generating 57% of its revenues outside of the U.S. (based on location of the facility generating the revenue) for the year ended December 31, 2017. In addition, as of December 31, 2017, approximately 75% of the Company’s property, plant and equipment are located outside of the U.S. The Company's global footprint exposes it to a variety of risks that may adversely affect the Company's results of operations, financial condition, liquidity and cash flows. These include, but may not be limited to, the following:
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

•	longer payment cycles and difficulty in collecting accounts receivable;

•	complexities in complying with a variety of U.S. and foreign government laws, controls and regulations;

•	political, economic and social instability, civil and political unrest, terrorist actions and armed hostilities in the regions or countries in which the Company does business;

•	increasing complex laws and regulations concerning privacy and data security, including the European Union's ("EU") General Data Protection Regulation;

•	inflation rates in the countries in which the Company does business;

•	complying with complex labor laws in foreign jurisdictions;

•	laws in various international jurisdictions that limit the right and ability of subsidiaries to pay dividends and remit earnings to affiliated companies unless specified conditions are met;

•
sovereign risk related to international governments, including, but may not be limited to, governments stopping interest payments or repudiating their debt, nationalizing private businesses or altering foreign exchange regulations; and

•	uncertainties arising from local business practices, cultural considerations and international political and trade tensions.
The Company has operations in several countries in the Middle East, including Bahrain, Egypt, Saudi Arabia and Oman, as well as India, some of which have experienced armed hostilities and civil unrest. Additionally, these countries are geographically close to other countries that may have a continued high risk of armed hostilities or civil unrest.
If the Company is unable to successfully manage the risks associated with its global business, the Company's results of operations, financial condition, liquidity and cash flows may be negatively impacted.
Due to the international nature of the Company's business, the Company could be adversely affected by violations of certain laws.
The U.S. Foreign Corrupt Practices Act (“FCPA”) and similar anti-bribery laws in non-U.S. jurisdictions generally prohibit companies and their intermediaries from making improper payments to officials for the purpose of obtaining or retaining business. The FCPA also imposes accounting standards and requirements on publicly traded U.S. corporations and their foreign affiliates, which, among other things, are intended to prevent the diversion of corporate funds to the payment of bribes and other improper payments, and to prevent the establishment of “off the books” slush funds from which improper payments can be made. The Company may not always prevent reckless or criminal acts by employees or agents and may be exposed to liability due to pre-acquisition conduct of employees or agents of businesses or operations the Company may acquire. Violations of these laws, or allegations of such violations, could disrupt the Company’s operations, require significant management involvement and have a material adverse effect on the Company’s results of operations, financial condition and cash flows. If the Company is found to be liable for violations of these laws (either due to its own acts, out of inadvertence or due to the acts or inadvertence of others), the Company could also be subject to severe criminal or civil penalties or other sanctions; disgorgement; further changes or enhancements to its procedures, policies and controls; personnel changes and other remedial actions.
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
Fluctuations in foreign exchange rates between the U.S. dollar and the approximately 25 other currencies in which the Company currently conducts business may adversely impact the Company's results of operations in any given fiscal period. The Company’s principal foreign currency exposures are in the EU, the U.K. and Brazil. Given the structure of the Company's operations, an increase in the value of the U.S. dollar relative to the foreign currencies in which the Company earns its revenues generally has a negative impact on the translated amounts of the assets and liabilities, results of operations and cash flows. The Company's foreign currency exposures increase the risk of volatility in its financial position, results of operations and cash flows. If currencies in the below regions change materially in relation to the U.S. dollar, the Company's financial position, results of operations, or cash flows may be materially affected.
Compared with the corresponding full-year period in 2016, the average value of major currencies changed as follows in relation to the U.S. dollar during the full-year 2017, impacting the Company's revenues and income:

•	British pound sterling weakened by 4%

•	euro strengthened by 3%

•	Brazilian real strengthened by 8%
Compared with exchange rates at December 31, 2016, the value of major currencies at December 31, 2017 changed as follows:

•	British pound sterling strengthened by 9%

•	euro strengthened by 14%

•	Brazilian real weakened by 2%
To illustrate the effect of foreign exchange rate changes in certain key markets of the Company, in 2017 revenues would have been less than 1% or $8 million lower and operating income would have been approximately less than 1% or less than $1 million higher if the average exchange rates for 2016 were utilized. In a similar comparison for 2016, revenues would have been approximately 4% or $51 million higher and operating income would have been approximately 5% or $3 million lower if the average exchange rates for 2015 were utilized.
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
Economic conditions and regulatory changes following the United Kingdom’s referendum on withdrawal from the EU could impact on the Company's business and results of operations.
In June 2016, a majority of voters in the U.K. approved a withdrawal from the EU in a national referendum (often referred to as Brexit). In March 2017 the U.K. invoked Article 50 of the Lisbon Treaty, initiating the withdrawal process, and the U.K. is scheduled to depart from the EU on March 29, 2019.  The U.K. and the EU are negotiating their future relationship, including whether there will be a transition period.  The scheduled withdrawal of the U.K. from the EU has created significant uncertainty about the future relationship between the U.K. and the EU, including with respect to the laws and regulations that will apply as the U.K. determines which EU laws to replace or replicate in the event of a withdrawal.

The Company's business, particularly the Harsco Metals & Minerals Segment, whose headquarters is in the U.K., could be adversely impacted by the likely exit of the U.K. from the EU. Adverse consequences such as deterioration in economic conditions and volatility in currency exchange rates could have a negative impact on the Company's operations, financial condition and results of operations. In addition, incremental regulatory controls and regulations governing trade between the U.K. and the rest of the EU could have adverse consequences on the steel industry in the U.K. and/or the EU, and could negatively impact the Company's operations and financial condition.

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
The Company uses derivative financial instruments, such as interest rate swaps and foreign currency exchange forward contracts, for a variety of purposes. The Company uses interest rate swaps in conjunction with certain debt issuances in order to secure either a fixed or floating interest rate. The Company uses foreign currency exchange forward contracts as part of a worldwide program to minimize foreign currency operating income and balance sheet exposure. In particular, the Company uses foreign currency exchange forward contracts to hedge commitments, such as foreign currency debt, firm purchase commitments and foreign currency cash flows for certain export sales transactions. The unsecured contracts for foreign currency exchange forward contracts outstanding at December 31, 2017 mature at various times through 2018 and are with major financial institutions. The Company may also enter into derivative contracts to hedge commodity exposures.
The failure of one or more counterparties to the Company's derivative financial instruments to fulfill their obligations could adversely affect the Company's results of operations, financial condition, liquidity and cash flows.
The Company’s variable rate indebtedness subjects it to interest rate risk, which could cause the Company's debt service obligations to increase significantly.
The Company's total debt at December 31, 2017 was $586.6 million. Of this amount, approximately 99% had variable rates of interest and 1% had fixed rates of interest. The weighted average interest rate of total debt was approximately 4.8%. At debt levels as of December 31, 2017, a one percentage point increase in variable interest rates would increase interest expense by $6 million per year. If the Company is unable to successfully manage its exposure to variable interest rates, including through interest rates swaps that the Company has put into place, its debt service obligations may increase even though the amount borrowed remains the same, and in turn, its results of operations and financial condition may be negatively impacted.
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
Recently enacted tax reform legislation has made substantial changes to U.S. tax law, including a reduction in the corporate tax rate, a limitation on deductibility of interest expense, a limitation on the use of net operating losses to offset future taxable income, the allowance of immediate expensing of capital expenditures, deemed repatriation of non-U.S. earnings and the change from a worldwide tax system to territorial. The Company expects this legislation to have significant effects on the Company, some of which may be adverse. For example, the reduction in the corporate tax rate is expected to result in a reduction in the value of the Company's existing deferred tax assets and consequently a noncash charge to the Company's earnings. While the Company recorded a provisional charge of $48.7 million in 2017, the magnitude of the net impact remains uncertain at this time and is subject to any other regulatory or administrative developments, including any regulations or other guidance promulgated by the U.S. Internal Revenue Service as well as state governments.
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
The Company has been named as one of many defendants (approximately 90 or more in most cases) in legal actions alleging personal injury from exposure to airborne asbestos over the past several decades. In their suits, the plaintiffs have named as defendants, among others, many manufacturers, distributors and installers of numerous types of equipment or products that allegedly contained asbestos. The majority of the asbestos complaints pending against the Company have been filed in New York. Almost all of the New York complaints contain a standard claim for damages of $20 million or $25 million against the approximately 90 defendants, regardless of the individual plaintiff's alleged medical condition and without specifically identifying any of the Company’s products as the source of plaintiff's asbestos exposure. If the Company is found to be liable in any of these actions and the liability exceeds the Company's insurance coverage, results of operations, cash flows and financial condition could be adversely affected.

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
The Company enters into various strategic ventures as part of its strategic growth initiatives as well as to comply with local laws. Differences in opinions or views between strategic venture partners can result in delayed decision-making or failure to agree on material issues which could adversely affect the business and operations of the venture. From time to time, in order to establish or preserve a relationship, or to better ensure venture success, the Company may accept risks or responsibilities for the strategic venture that are not necessarily proportionate with the reward it expects to receive. The success of these and other strategic ventures also depends, in large part, on the satisfactory performance by the Company's strategic venture partners of their strategic venture obligations, including their obligation to commit working capital, equity or credit support as required by the strategic venture and to support their indemnification and other contractual obligations.
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
Furthermore, such laws and standards are subject to change and may become more stringent. Although it is not possible to predict changes in laws or other governmental standards, the development, proposal or adoption of more stringent laws or governmental standards may require the Company to change its manufacturing processes, for example, by reducing or eliminating use of the regulated component or material in its manufacturing process. The Company may not be able to develop a new manufacturing process to comply with such legal and regulatory changes without investing significant time and resources, if at all. In addition, such legal and regulatory changes may also affect buying decisions by the users of the Company’s products that contain regulated materials or that involve the use of such materials in the manufacturing process. If applicable laws and governmental standards become more stringent, the Company’s results of operations, liquidity and financial condition could be materially adversely affected.
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
While the Company's estimates are based upon good faith judgment, these estimates can be unreliable and may frequently change based on newly available information. In the case of large-scale domestic and international projects where timing is often uncertain, it is particularly difficult to predict whether and when the Company will receive a contract award. The uncertainty of contract award timing can present difficulties in matching the Company's workforce size with contract needs. If an expected contract award is delayed or not received, the Company could incur cost resulting from reductions in staff or redundancy of facilities or equipment that could have a material adverse effect on results of operations, financial condition, liquidity and cash flows.
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
As of December 31, 2017, the Company had $401.8 million of goodwill. In connection with the Company's goodwill impairment testing, the Company may be required to record future impairment charges to the extent it cannot generate future cash flows at a level sufficient to recover the net book value of any of the Company's reporting units. The Company's estimates of fair value are based on assumptions about the future operating cash flows and growth rates of each reporting unit and discount rates applied to these cash flows. Based on the uncertainty of future growth rates and other assumptions used to estimate goodwill recoverability, future reductions in the Company's expected cash flows could cause a material non-cash goodwill impairment charge, which could have a material adverse effect on the Company's results of operations and financial condition.

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

Location	Principal Products	Interest
Harsco Metals & Minerals Segment
Taiyuan City, China	Minerals and Resource Recovery Technologies	Leased
Tangshan, China	Minerals and Resource Recovery Technologies	Leased
Rotherham, UK	Minerals and Resource Recovery Technologies	Owned
Drakesboro, Kentucky, U.S.	Roofing Granules/Abrasives	Owned
Sarver, Pennsylvania, U.S.	Minerals and Resource Recovery Technologies	Owned
Harsco Rail Segment
Columbia, South Carolina, U.S.	Rail Maintenance Equipment	Owned
Ludington, Michigan, U.S.	Rail Maintenance Equipment	Owned
Harsco Industrial Segment
Broken Arrow, Oklahoma, U.S.	Heat Exchangers	Leased
East Stroudsburg, Pennsylvania, U.S.	Heat Transfer Products	Owned
Channelview, Texas, U.S.	Industrial Grating Products	Owned
Garrett, Indiana, U.S.	Industrial Grating Products	Leased
Leeds, Alabama, U.S.	Industrial Grating Products	Owned
Queretaro, Mexico	Industrial Grating Products	Leased
The Harsco Metals business, which is part of the Harsco Metals & Minerals Segment, principally operates on customer-owned sites and has administrative offices throughout the world, including Camp Hill, Pennsylvania and Leatherhead, U.K. The above table includes the principal properties owned or leased by the Company. The Company also operates from a number of other smaller plants, warehouses and offices in addition to the above. The Company considers all of its properties at which operations are currently performed to be in satisfactory condition and suitable for their intended use.

Item 3.    Legal Proceedings.
Information regarding legal proceedings is included in Note 11, in Part II, Item 8, "Financial Statements and Supplementary Data."

Item 4.    Mine Safety Disclosures.
Not applicable.

Supplementary Item.    Executive Officers of the Registrant.
Set forth below, at February 22, 2018, are the executive officers of the Company and certain information with respect to each of them. There are no family relationships among any of the executive officers.

Name	Age	Position with the Company
Executive Officers:
F. Nicholas Grasberger, III	54	President and Chief Executive Officer
Peter F. Minan	56	Senior Vice President and Chief Financial Officer
Scott H. Gerson	47	Senior Vice President and Group President - Harsco Industrial
Jeswant Gill	55	Senior Vice President and Group President - Harsco Rail
Russell C. Hochman	53	Senior Vice President and General Counsel, Chief Compliance Officer & Corporate Secretary
Tracey L. McKenzie	50	Senior Vice President and Chief Human Resources Officer

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

Scott H. Gerson - Senior Vice President and Group President–Harsco Industrial since April 29, 2015. Served as Vice President and Group President– Harsco Industrial from July 2010 to April 2015. Served as Chief Information Officer from April 2005 to January 2011. Prior to joining the Company in April 2005, Mr. Gerson was with Kulicke & Soffa Industries, Inc., where he served as IT director of their worldwide application services. He has also served in IT management capacities with Compaq Computers and TRW Inc.

Jeswant Gill - Senior Vice President and Group President - Harsco Rail since November 2016. Prior to joining the Company, Mr. Gill served as Senior Executive/Managing Director, Global Solutions of The Arcadia Group International, LLC from October 2015 to November 2016. From June 2014 to September 2015 Mr. Gill served as Vice President and Executive Vice President, Industrial Segment of Kennametal, Inc. From January 2008 to May 2014 Mr. Gill worked for Ingersoll Rand Company Limited, acting as Vice President of Global Services, Industrial Technologies from January 2011 to May 2014, and as President of Security Technologies, Asia Pacific from January 2008 until December 2010. Prior to his employment with Ingersoll Rand Company Limited, Mr. Gill worked for Invensys, Johnson Controls Inc. and Schlumberger. Mr. Gill holds a B.S. in engineering physics and an MBA, both from Queen's University in Ontario, Canada.

Russell C. Hochman - Senior Vice President and General Counsel, Chief Compliance Officer and Corporate Secretary since May 2015. Served as Vice President, Interim General Counsel, Chief Compliance Officer and Corporate Secretary from March 2015 to May 2015. Served as Deputy General Counsel from July 2013 to March 2015. Prior to joining Harsco in 2013, Mr. Hochman served in senior legal roles with Pitney Bowes Inc. and leading law firms based in New York.  Mr. Hochman holds a J.D. from Albany Law School of Union University and a B.A. from Cornell University.

Tracey L. McKenzie - Senior Vice President and Chief Human Resources Officer since September 2014. Prior to joining the Company, Ms. McKenzie served as Global HR Vice President for JLG Industries, a leader in the manufacturing sector for advanced aerial lift systems.  Ms. McKenzie previously held executive level HR positions in her native Australia, and worked at Pacific Scientific Aerospace (a division of Danaher). She moved to the U.S. in 2003, and holds an MBA from the University of New England and a bachelor's in business administration from Royal Melbourne Institute of Technology (RMIT).

PART II
Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Harsco Corporation common stock is listed on the New York Stock Exchange. At December 31, 2017, there were 80,453,852 shares outstanding. In 2017, the Company's common stock traded in a range of $11.40 to $22.00 and closed at $18.65 at year-end. At December 31, 2017, there were approximately 18,900 stockholders. For additional information regarding the Company's equity compensation plans see Note 13, Stock-Based Compensation, in Part II, Item 8, "Financial Statements and Supplementary Data," and Part III, Item 11, "Executive Compensation."

The following table sets forth, for the periods indicated, the high and low sales prices of the Company's common stock, reported by the New York Stock Exchange.

	Market Price Per Share
	High	Low
2017
First quarter	$14.80	$11.75
Second quarter	17.08	11.40
Third quarter	21.10	15.05
Fourth quarter	22.00	16.10
2016
First quarter	$7.75	$3.55
Second quarter	7.56	5.00
Third quarter	11.18	6.55
Fourth quarter	15.25	9.05
Dividend Action
The Company's Senior Secured Credit Facilities contain limitations on the payment of dividends. For additional information regarding Harsco Corporation's limitations on the payment of dividends, see Liquidity and Capital Resources, in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 7, Debt and Credit Agreements, in Part II, Item 8, "Financial Statements and Supplementary Data." The Company has not declared any dividends during the two most recent fiscal years. The Board normally reviews the dividend policy and the dividend rate on a quarterly basis.

Stock Performance Graph
*$100 invested on December 31, 2012 in stock or index, including reinvestment of dividends. Fiscal year ending December31.

Copyright© 2018 Standard & Poor's, a division of S&P Global. All rights reserved.
Copyright© 2018 S&P Dow Jones Indices LLC, a division of S&P Global. All rights reserved.

	December 2012	December 2013	December 2014	December 2015	December 2016	December 2017
Harsco Corporation	100.00	123.31	86.08	38.07	66.25	90.85
S&P Smallcap 600	100.00	141.31	149.45	146.50	185.40	209.94
Dow Jones US Diversified Industrials	100.00	142.13	143.62	162.07	179.82	167.97

Item 6.    Selected Financial Data.
Five-Year Statistical Summary

(In thousands, except per share, employee information and percentages)	2017			2016			2015		2014			2013 (a)
Statement of operations information
Revenues from continuing operations	$1,607,062			$1,451,223			$1,723,092		$2,066,288			$2,895,970
Amounts attributable to Harsco Corporation common stockholders
Income (loss) from continuing operations	$7,626			$(86,336)			$7,168		$(22,281)			$(231,356)
Income (loss) from discontinued operations	196			669			(980)		110			(1,492)
Net income (loss)	7,822			(85,667)			6,188		(22,171)			(232,848)
Financial position and cash flow information
Working capital (b)	$117,964			$122,602			$120,267		$80,036			$185,759
Total assets (c)	1,578,685			1,581,338			2,051,887		2,263,664			2,439,084
Long-term debt (c)	566,794			629,239			845,621		827,428			779,849
Total debt (c)	586,623			659,072			900,934		869,364			807,595
Depreciation and amortization	129,937			141,486			156,475		176,326			237,041
Capital expenditures	(98,314)			(69,340)			(123,552)		(208,859)			(245,551)
Cash provided by operating activities (d)	176,892			159,876			121,772		227,442			188,690
Cash provided (used) by investing activities	(103,325)			122,887			(130,373)		(229,561)			63,281
Cash provided (used) by financing activities (d)	(83,715)			(292,364)			22,189		(22,509)			(249,695)
Ratios
Return on average equity (e)	4.1%			(29.5)%			2.3%		(4.0)%			(30.0)%
Current ratio (b) (f)	1.2	:1		1.3	:1		1.2	:1	1.1	:1		1.3	:1
Per share information attributable to Harsco Corporation common stockholders
Basic—Income (loss) from continuing operations	$0.09			$(1.07)			$0.09		$(0.28)			$(2.86)
Income (loss) from discontinued operations	—			0.01			(0.01)		—			(0.02)
Net income (loss)	$0.10		(g)	$(1.07)		(g)	$0.08		$(0.27)		(g)	$(2.88)
Diluted—Income (loss) from continuing operations	$0.09			$(1.07)			$0.09		$(0.28)			$(2.86)
Income (loss) from discontinued operations	—			0.01			(0.01)		—			(0.02)
Net income (loss)	$0.09		(g)	$(1.07)		(g)	$0.08		$(0.27)		(g)	$(2.88)
Other information
Book value per share (h)	$2.67			$1.72			$3.88		$4.36			$7.41
Cash dividends declared per share	—			—			0.666		0.820			0.820
Diluted weighted-average number of shares outstanding	82,840			80,333			80,365		80,884			80,755
Number of employees	9,400			9,400			10,800		12,200			12,300

(a)	Includes impacts of the Infrastructure Transaction consummated on November 26, 2013.

(b)
On January 1, 2017, the Company adopted changes issued by the Financial Accounting Standards Board ("FASB") related to the reclassification of current deferred tax assets and liabilities to non-current. As a result of these changes, the Company reclassified its net current deferred tax assets and liabilities to non-current, which reduced Net working capital by $27.1 million, $38.1 million, $37.9 million and $43.8 million at December 31, 2016, 2015, 2014 and 2013, respectively.

(c)
On January 1, 2016, the Company adopted changes issued by the FASB related to simplifying the presentation of debt issuance costs. The changes required that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct reduction from the carrying amount of that debt liability. The Company reclassified debt issuance costs in the amount of $10.1 million, $2.3 million and $3.3 million at December 31, 2015, 2014 and 2013, respectively.

(d)
On January 1, 2017, the Company adopted changes issued by the FASB to the accounting for stock-based compensation. The Company reclassified employee taxes paid on stock compensation in the amount of $0.1 million, $0.3 million, $0.7 million and $1.0 million for the year ended December 31, 2016, 2015, 2014 and 2013, respectively, from Cash provided by operating activities to Cash provided (used by) financing activities on its Consolidated Statement of Cash Flows.

(e)	Return on average equity is calculated by dividing income (loss) from continuing operations by average Harsco Corporation stockholders' equity throughout the year.

(f)	Current ratio is calculated by dividing total current assets by total current liabilities.

(g)	Does not total due to rounding.

(h)	Book value per share is calculated by dividing total equity by shares outstanding.

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
Forward-Looking Statements

The nature of the Company's business and the many countries in which it operates subject it to changing economic, competitive, regulatory and technological conditions, risks and uncertainties. In accordance with the "safe harbor" provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, the Company provides the following cautionary remarks regarding important factors that, among others, could cause future results to differ materially from the results contemplated by forward-looking statements, including the expectations and assumptions expressed or implied herein. Forward-looking statements contained herein could include, among other things, statements about management's confidence in and strategies for performance; expectations for new and existing products, technologies and opportunities; and expectations regarding growth, sales, cash flows, and earnings. Forward-looking statements can be identified by the use of such terms as "may," "could," "expect," "anticipate," "intend," "believe," "likely," "estimate," "outlook," "plan" or other comparable terms.
Factors that could cause actual results to differ, perhaps materially, from those implied by forward-looking statements include, but are not limited to: (1) changes in the worldwide business environment in which the Company operates, including general economic conditions; (2) changes in currency exchange rates, interest rates, commodity and fuel costs and capital costs;(3) changes in the performance of equity and bond markets that could affect, among other things, the valuation of the assets in the Company's pension plans and the accounting for pension assets, liabilities and expenses; (4) changes in governmental laws and regulations, including environmental, occupational health and safety, tax and import tariff standards; (5) market and competitive changes, including pricing pressures, market demand and acceptance for new products, services and technologies; (6) the Company's inability or failure to protect its intellectual property rights from infringement in one or more of the many countries in which the Company operates; (7) failure to effectively prevent, detect or recover from breaches in the Company's cybersecurity infrastructure; (8) unforeseen business disruptions in one or more of the many countries in which the Company operates due to political instability, civil disobedience, armed hostilities, public health issues or other calamities; (9) disruptions associated with labor disputes and increased operating costs associated with union organization; (10) the seasonal nature of the Company's business; (11) the Company's ability to successfully enter into new contracts and complete new acquisitions or strategic ventures in the time-frame contemplated, or at all; (12) the integration of the Company's strategic acquisitions; (13) the amount and timing of repurchases of the Company's common stock, if any; (14) the outcome of any disputes with customers, contractors and subcontractors; (15) the financial condition of the Company's customers, including the ability of customers (especially those that may be highly leveraged and those with inadequate liquidity) to maintain their credit availability; (16) implementation of environmental remediation matters; (17) risk and uncertainty associated with intangible assets; and (18) other risk factors listed from time to time in the Company's SEC reports. A further discussion of these, along with other potential risk factors, can be found in Part I, Item 1A, "Risk Factors," of this Annual Report on Form 10-K. The Company cautions that these factors may not be exhaustive and that many of these factors are beyond the Company's ability to control or predict. Accordingly, forward-looking statements should not be relied upon as a prediction of actual results. The Company undertakes no duty to update forward-looking statements except as may be required by law.

Executive Overview
On December 22, 2017, U.S. federal tax legislation, commonly referred to as the Tax Cuts and Jobs Act (the" Act") was signed into law. The Act, among other things, reduces the U.S. corporate income tax rate to 21% starting in 2018 and creates a territorial tax system with a one-time mandatory tax on previously deferred foreign earnings of U.S. subsidiaries. The Company recorded a provisional charge of $48.7 million as a result of revaluing the U.S. ending net deferred tax asset at the lower rate and establishing a valuation allowance on the full amount of foreign tax credit carryforwards. This amount is included in Income tax expense on the Company's Consolidated Statement of Operations. See Note 10, Income Taxes, in Part II, Item 8, "Financial Statements and Supplementary Data" for additional information.
Markets served by the Company's Harsco Metals & Minerals Segment continued to demonstrate improvement during 2017 as increased customer steel production and higher commodity volumes and prices positively affected both revenues and operating income. In addition, results were positively affected by the new contracts, more favorable services mix, operational benefits and discipline achieved in recent years.

As previously disclosed, one of the Company’s customers for the Harsco Metals & Minerals Segment in Australia had entered into the process of voluntary administration under Australian law, the purpose of which was to focus on long-term solvency. The result of this administration process was that the customer’s operation was sold to a new owner in August 2017. In September 2017, the administrators informed the Company that most of the pre-administration accounts receivable balance would not be paid and, as a result, the Company recorded a bad debt expense of $4.6 million during 2017. The Company continues to provide services for the new owner pending formalization of a new contract.
Energy markets also demonstrated some fundamental improvement during 2017. The Harsco Industrial Segment’s air-cooled heat exchangers business has seen steadily improving results. The Harsco Industrial Segment's industrial grating business continues to be impacted by a lack of large-scale projects, delayed capital expenditures, competitive market dynamics and increased material costs. Accordingly, these factors impacted revenue and operating income during 2017 in the Harsco Industrial Segment. In addition, operating income during 2017 was positively affected by a gain on the sale of a property of approximately $4 million.
Results for the Harsco Rail Segment for 2016 included an estimated forward loss provision of $45.1 million related to the Company's contracts with the federal railway system of Switzerland ("SBB"). The estimated loss provision resulted from increased vendor costs, ongoing discussions with the customer, and increased estimates for commissioning, certification and testing costs, as well as expected settlement with respect to the customer. Excluding the impact of the estimated loss provision, the Harsco Rail Segment's operating results during 2017 improved due to higher demand for equipment and after-market parts from international customers and Protran Technology products. The Harsco Rail Segment recognized $42.5 million of revenue under the contracts with SBB in 2017 at zero gross margin.

Revenues by Segment

(Dollars in millions)	2017	2016	Change	%
Harsco Metals & Minerals	$1,011.3	$965.5	$45.8	4.7%
Harsco Industrial	299.6	247.5	52.1	21.0
Harsco Rail	296.0	238.1	57.9	24.3
Corporate	0.1	—	0.1	nmf
Total Revenues	$1,607.1	$1,451.2	$155.8	10.7%
nmf = not meaningful

Revenues by Region

(Dollars in millions)	2017	2016	Change	%
Western Europe	$448.5	$418.6	$29.8	7.1%
North America	745.0	654.3	90.6	13.8
Latin America (a)	183.3	164.3	19.0	11.6
Asia-Pacific	160.7	136.9	23.8	17.4
Middle East and Africa	42.7	46.7	(4.0)	(8.6)
Eastern Europe	26.9	30.3	(3.4)	(11.1)
Total Revenues	$1,607.1	$1,451.2	$155.8	10.7%

(a)	Includes Mexico.

Revenues for the Company totaled $1.6 billion and $1.5 billion for 2017 and 2016, respectively. The change is primarily related to the effect of higher volumes and commodity prices in the Harsco Metals & Minerals Segment and the Harsco Industrial Segment's air-cooled heat exchangers business and higher equipment sales for the Harsco Rail Segment including deliveries under the contracts with SBB. Foreign currency translation increased revenues by $8.0 million for 2017 in comparison with the prior year.

Operating Income (Loss) and Operating Margins by Segment

(Dollars in millions)	2017	2016	Change	%
Harsco Metals & Minerals	$105.3	$81.6	$23.6	28.9%
Harsco Industrial	35.2	23.2	12.0	51.7
Harsco Rail	32.1	(17.5)	49.6	283.1
Corporate	(29.7)	(23.8)	(5.9)	(24.8)
Total Operating Income	$142.8	$63.5	$79.3	125.0%

	2017	2016
Harsco Metals & Minerals	10.4%	8.5%
Harsco Industrial	11.7	9.4
Harsco Rail	10.8	(7.4)
Consolidated Operating Margin	8.9%	4.4%

Operating income from continuing operations for 2017 was $142.8 million compared with $63.5 million in 2016.  Refer to the segment discussions below for information pertaining to factors positively affecting and negatively impacting operating income.

Harsco Metals & Minerals Segment:

Significant Impacts on Revenues (In millions)
Revenues—2016	$965.5
Net effects of price/volume changes, primarily attributable to volume changes.	55.9
Foreign currency translation.	8.6
Net impact of new contracts and lost contracts (including exited underperforming contracts).	(18.4)
Other.	(0.3)
Revenues—2017	$1,011.3

Factors Positively Affecting Operating Income:

•
Increased global steel production.  Overall, steel production by customers under services contracts, including the impact of new and exited contracts, increased by 8% for 2017 compared with the prior year. Excluding the impact of new and exited contracts, steel production by customers under services contracts increased by 5% for 2017 compared with the prior year.

•	Increased income attributable to the impact of improved nickel, chrome and scrap prices. Nickel-related prices increased 9% during 2017 compared with the prior year.

•	The effect of new contracts, cost improvements and operating discipline for existing contracts, and the overall mix of services continue to improve operating results.

•	Severance costs resulting from a site exit of $5.1 million during 2016, which did not repeat in 2017.

Factors Negatively Impacting Operating Income:

•	Moderately higher selling, general and administrative costs due to higher compensation costs and professional fees.

•	Bad debt expense of $4.6 million related to certain pre-administration accounts receivable balances for one of the Company's customers in Australia for 2017.

Harsco Industrial Segment:

Significant Impacts on Revenues (In millions)
Revenues—2016	$247.5
Net effects of price/volume changes, primarily attributable to volume changes.	52.0
Foreign currency translation.	0.1
Revenues—2017	$299.6

Factors Positively Affecting Operating Income:

•	Increased customer demand and a favorable sales mix in the air-cooled heat exchanger business, resulting in increased operating income during 2017 compared with the prior year.

•	Gain on sale of property of approximately $4 million for 2017.

Factors Negatively Impacting Operating Income:

•	An unfavorable sales mix in the industrial grating products business for 2017.

•	Increased operating expenses including higher commissions due to the increase in volumes in the air-cooled heat exchanger business and higher compensation costs.

Harsco Rail Segment:

Significant Impacts on Revenues (In millions)
Revenues—2016	$238.1
Revenues under the contracts with SBB.	42.5
Net effects of price/volume changes (exclusive of revenues under the SBB contracts), primarily attributable to volume changes.	16.4
Foreign currency translation.	(0.7)
Other.	(0.3)
Revenues—2017	$296.0

Factors Positively Affecting Operating Income (Loss):

•	During 2016, the Harsco Rail Segment recorded an estimated loss provision of $45.1 million related to the Company's contracts with SBB which did not repeat in 2017.

•	Higher international machine sales volume in 2017 compared with the prior year.

•	Higher international after-market part sales increased operating income during 2017 compared with the prior year.

•	Higher sales of the Protran Technology products.

Factors Negatively Impacting Operating Income (Loss):

•	Increased selling, general and administrative expenses primarily related to higher compensation costs and professional fees for 2017.

Outlook, Trends and Strategies
There has been gradual and steady underlying improvement in many of the end markets served by the Company. These trends have benefited the Company although some volatility is expected to persist in relevant markets in the future. Given these expectations, the Company believes it is well positioned to execute actions through a disciplined focus on return-based capital allocations and business portfolio strategies. The Company believes these actions will enable it to generate returns above its cost of capital, with a balanced business portfolio, without endangering its financial profile with unreasonable leverage.
These business portfolio strategies will continue to focus on improving the performance of the Harsco Metals & Minerals Segment while pursuing select growth opportunities. For the Harsco Rail and Harsco Industrial Segments, the Company will focus on disciplined growth, organically and through acquisitions, that improve these businesses' competitive positions in core or adjacent markets. The Company will continue to pursue efficiency initiatives, including Continuous Improvement and operational excellence, which have significantly reduced, and are expected to continue to reduce, the Company's cost structure and further enhance its financial strength without diminishing its services and products capabilities. As part of these initiatives, the Company will continue to focus on maintaining an active, lean corporate center that optimizes corporate costs while continuing to develop value added activities to support the Company.

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
The following significant items, risks, trends and strategies are expected to affect the Company in 2018 and beyond:

•
The Company will assess capital needs in the context of operational trends and strategic initiatives. Management will be selective and disciplined in allocating capital by rigorously analyzing projects and utilizing a return-based capital allocation process.

•	The Company expects its operational effective income tax rate to approximate 26% to 28% in 2018.

•
The potential consequences related to uncertainty surrounding the United Kingdom's proposed exit from the European Union may have an impact on the Company results of operations, cash flows and asset valuations in any period particularly in the Harsco Metals & Minerals Segment. See Part I, Item 1A, Risk Factors for additional information.

Harsco Metals & Minerals Segment:

•
Steel markets have demonstrated some pricing improvement since early 2016 and the Company experienced improvements in demand and certain commodity prices during 2017. The Company expects these trends to continue in the near-term, which along with the effect of new contracts and additional improvement initiatives, to positively affect operating income in 2018 in the Harsco Metals & Minerals Segment.

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

•	During 2017, the Company entered into the following contracts and agreements:

◦	In January 2017, the Company announced two multi-year contracts for steel mill services in China and Brazil with projected revenues totaling more than $100 million;

◦	In March 2017, the Company announced a joint agreement with Hydro Industries for waste recycling solutions;

◦	In April 2017, the Company announced a ten year mill services contract in Egypt with projected revenues totaling approximately $60 million;

◦
In May 2017, the Company announced a multi-year contract in India to provide metal recovery and slag sales services with projected revenues totaling more than $25 million, and formation of a joint venture for metal recovery and slag sales services in Turkey;

◦
In August 2017, the Company renewed a scrap management contract for five years in Egypt and announced multi-year contracts for scrap handling at two major steelmaking plans in Latin America totaling more than $50 million in projected revenues; and

◦	In December 2017, the Company announced the renewal of a multi-year services contract with the SULB Company to provide slag management, raw material and finished product handling, and other services.

•
As the Company has previously disclosed, over the past several years the Company has been in discussions with various governmental regulatory agencies and officials in Bahrain ("Bahrain Agencies") with regard to a processing byproduct ("salt cakes") located at Hafeera. The Company previously recorded a charge of $7.0 million, payable over several years, related to the estimated cost of processing and disposal of the salt cakes. The Company's Bahrain operations that produced the salt cakes has ceased operations, and are owned under a strategic venture for which its strategic venture partner has a 35% minority interest. The Company is currently in active discussions with the Bahrain Agencies over the timing and method for the proposed processing and disposal method. If the Bahrain Agencies do not approve the proposed timing or method, or mandate alternative solutions, the Company’s estimated liability could change, and such change could be material in any one period.

•
During 2016, one of the Company's customers announced its intention to conduct a strategic review of its steelmaking operations in Europe. As a result the customer has entered into a memorandum of understanding with another major steelmaker which is also a customer of the Company. Depending on the outcome of any potential transactions, there could be a material impact on the Company's results of operations, cash flows and asset valuations in any one period.

•
The Company will focus on growing the Harsco Metals & Minerals Segment through the provision of innovative solutions to handle customers' waste and by-products, improving commercial effectiveness and disciplined investments and acquisitions to improve competitive positioning in core and adjacent markets.

Harsco Industrial Segment:

•
As energy markets demonstrated fundamental improvement through 2017, the Harsco Industrial Segment’s air-cooled heat exchangers business has seen steadily improving results and bookings due to market dynamics and improved manufacturing efficiencies. Accordingly, these factors are expected to positively affect revenue and operating income in 2018 in the Harsco Industrial Segment.

•
The Harsco Industrial Segment's industrial grating business continues to be impacted by a lack of large-scale projects, delayed capital and maintenance expenditures, competitive market dynamics and increased material costs. Some of these pressures abated in 2017. Customer activity remains lower by historical standards, although recent favorable trends should benefit this Segment in 2018. Accordingly, these factors are expected to positively affect revenue and operating income in 2018 in the Harsco Industrial Segment.

•	The Harsco Industrial Segment's heat transfer products should experience improved results due to underlying demand trends and the introduction of new product innovations.

•
The Company is committed to maintaining recent efficiency gains in the air-cooled heat exchangers and industrial grating products businesses resulting from improvements implemented in response to the recent industry and economic challenges.

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

Harsco Rail Segment:

•
The global demand for railway maintenance-of-way equipment, parts and services continues to be generally positive over the long-term, though the North American market has experienced weakness due to reduced capital and operating spending directed to maintenance-of-way by Class I railways.  This Segment's results are anticipated to improve primarily due to continued growth and penetration in after-market parts and growing demand for safety systems.

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

•
In prior years, the Company secured two contract awards with initial contract values totaling approximately $200 million from SBB. The majority of deliveries under these contracts are anticipated to occur during late 2017 through 2020 with approximately $42 million of deliveries under the first contract made during 2017. The Harsco Rail Segment recorded an estimated forward loss provision of $45.1 million in 2016 which resulted from increased vendor costs, ongoing discussions with SBB, and increased estimates for commissioning, certification and testing costs, as well as expected settlements with SBB.  It is possible that the Company's overall estimate of costs to complete these contracts may increase which would result in an additional estimated forward loss provision at such time.

•	The Company will focus on growing the Harsco Rail Segment through disciplined organic expansion and acquisitions that improve competitive positioning in core markets or adjacent markets.

Results of Operations

(In millions, except per share information and percentages)	2017	2016	2015
Total revenues	$1,607.1	$1,451.2	$1,723.1
Cost of services and products sold	1,220.7	1,170.5	1,356.4
Selling, general and administrative expenses	234.7	200.4	242.1
Research and development expenses	4.2	4.3	4.5
Loss on disposal of the Harsco Infrastructure Segment and transaction costs	—	—	1.0
Other expenses, net	4.6	12.6	30.6
Operating income from continuing operations	142.8	63.5	88.5
Interest income	2.5	2.5	1.6
Interest expense	(47.6)	(51.6)	(46.8)
Loss on early extinguishment of debt	(2.3)	(35.3)	—
Change in fair value to the unit adjustment liability and loss on dilution and sale of equity method investment	—	(58.5)	(8.5)
Income tax expense from continuing operations	(83.8)	(6.6)	(27.7)
Equity in income of unconsolidated entities, net	—	5.7	0.2
Income (loss) from continuing operations	11.6	(80.4)	7.3
Income (loss) from discontinued operations	0.2	0.7	(1.0)
Net income (loss)	11.8	(79.8)	6.3
Total other comprehensive income (loss)	63.2	(93.6)	13.9
Total comprehensive income (loss)	75.0	(173.4)	20.3
Diluted income (loss) per common share from continuing operations attributable to Harsco Corporation common stockholders	0.09	(1.07)	0.09
Effective income tax rate for continuing operations	87.8%	(8.4)%	79.5%
Comparative Analysis of Consolidated Results
Total Revenues
Revenues for 2017 increased $155.8 million or 11% from 2016. This increase was attributable to the following significant items:

Changes in Revenues - 2017 vs. 2016 (In millions)
Net effect of price/volume changes in the Harsco Metals & Minerals Segment, primarily attributable to volume changes.	$55.9
Net effect of price/volume changes in the Harsco Industrial Segment, primarily attributable to volume changes.	52.0
Revenues under the contracts with SBB in the Harsco Rail Segment.	42.5
Net effect of price/volume changes (exclusive of revenues under the SBB contracts), primarily attributable to volume changes in the Harsco Rail Segment.	16.4
Foreign currency translation.	8.0
Net impact of new contracts and lost contracts (including exited underperforming contracts) in the Harsco Metals & Minerals Segment.	(18.4)
Other.	(0.6)
Total change in revenues - 2017 vs. 2016	$47.9

Revenues for 2016 decreased $271.9 million or 16% from 2015. This decrease was attributable to the following significant items:

Changes in Revenues - 2016 vs. 2015 (In millions)
Net impacts of price/volume changes in the Harsco Industrial Segment, primarily attributable to volume changes.	$(106.4)
Net impact of new contracts and lost contracts (including exited underperforming contracts) in the Harsco Metals & Minerals Segment.	(67.2)
Foreign currency translation.	(51.0)
Net impacts of price/volume changes in the Harsco Metals & Minerals Segment, primarily attributable to volume changes.	(30.1)
Net impacts of price/volume changes, primarily attributable to volume changes in the Harsco Rail Segment.	(17.4)
Other.	0.2
Total change in revenues - 2016 vs. 2015	$(271.9)

Cost of Services and Products Sold
Cost of services and products sold for 2017 increased $50.3 million or 4% from 2016. This increase was attributable to the following significant items:

Change in Cost of Services and Products Sold - 2017 vs. 2016 (In millions)
Increased costs due to changes in revenues; and product and service mix (exclusive of foreign currency translation and fluctuations in commodity costs included in selling prices).	$96.4
Foreign currency translation.	7.5
Decreased costs due to estimated forward loss provision in the Harsco Rail Segment during the prior year (a).	(45.1)
Other.	(8.5)
Total Change in Cost of Services and Products Sold 2017 vs. 2016	$50.3

Cost of services and products sold for 2016 decreased $185.9 million or 14% from 2015. This decrease was attributable to the following significant items:

Change in Cost of Services and Products Sold - 2016 vs. 2015 (In millions)
Decreased costs due to changes in revenues; and product and service mix (exclusive of the effects of foreign currency translation and fluctuations in commodity costs included in selling prices).	$(165.3)
Foreign currency translation.	(47.2)
Other.	(18.5)
Increased costs due to estimated forward loss provision in the Harsco Rail Segment (a).	45.1
Total Change in Cost of Services and Products Sold 2016 vs. 2015	$(185.9)

(a)	See Note 3, Accounts Receivable and Inventories, in Part II, Item 8, "Financial Statements and Supplementary Data" for additional information.

Selling, General and Administrative Expenses
Selling, general and administrative expenses for 2017 increased $34.3 million or 17% from 2016. This increase was primarily related to higher compensation expense related to the timing of stock-based compensation issuances and higher incentive compensation earned; higher bad debt expense in the Metals & Minerals Segment; increased commissions in the Harsco Industrial Segment; and increased professional fees.

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

Other Expenses, Net
This income statement classification includes: certain foreign currency gains, net gains on disposal of non-core assets, employee termination benefit costs and costs to exit activities. Additional information on Other expenses, net is included in Note 16, Other Expenses, Net in Part II, Item 8, “Financial Statements and Supplementary Data." During 2017, 2016 and 2015, the Company recorded pre-tax Other expenses, net of $4.6 million, $12.6 million and $30.6 million, respectively. The major components of this income statement caption are as follows:

	Other (Income) Expenses
(In thousands)	2017	2016	2015
Net gains	$(5,136)	$(1,764)	$(10,613)
Employee termination benefits costs	7,350	10,777	14,914
Other costs to exit activities	1,633	440	13,451
Impaired asset write-downs	1,025	399	8,170
Foreign currency gains related to Harsco Rail Segment advances on contracts	—	—	(10,940)
Harsco Metals & Minerals Segment separation costs	—	3,235	9,922
Subcontractor settlement	—	—	4,220
Other expense	(231)	(467)	1,449
Total	$4,641	$12,620	$30,573

Interest Expense
Interest expense in 2017 was $47.6 million, a decrease of $4.0 million or 8% compared with 2016. The decrease primarily relates to the Company's overall reduction in debt levels, partially offset by an increase in interest rates associated with the Company's debt. See Note 7, Debt and Credit Agreements, in Part II, Item 8, "Financial Statements and Supplementary Data" for additional information.
Interest expense in 2016 was $51.6 million, an increase of $4.8 million or 10% compared with 2015. The increase primarily relates to $1.1 million of deferred financing costs expensed by the Company during the third quarter of 2016 related to payments for the Term Loan Facility and increased interest rates associated with the Company's borrowings, as well as other financing costs partially offset by lower debt levels. See Note 7, Debt and Credit Agreements, in Part II, Item 8, "Financial Statements and Supplementary Data" for additional information.

Loss on Early Extinguishment of Debt
In December 2017, the Company amended the existing Senior Secured Credit Facility in order to, among other things, reduce the interest rate applicable to the Term Loan Facility, improve certain covenants and extend the maturity date by a year until December 2024. As a result, a charge of $2.3 million was recorded during the fourth quarter of 2017 consisting principally of fees associated with the transaction and the write-off of unamortized deferred financing costs. See Note 7, Debt and Credit Agreements, in Part II, Item 8, "Financial Statements and Supplementary Data" for additional information.
In November 2016, the Company entered into a New Credit Facility, consisting of a $400 million revolving credit facility and a $550 million term loan facility. Upon closing of the New Credit Facility, the Company has amended and extended the existing Revolving Credit Facility, repaid the existing Term Loan Facility and has redeemed, satisfied and discharged the 5.75% Senior Notes due 2018 (the "Notes") in accordance with the indenture governing the Notes. As a result, a charge of $35.3 million was recorded during the fourth quarter of 2016 consisting principally of the cost of early extinguishment of the Notes and the write-off of unamortized deferred financing costs associated with the Company's existing Senior Secured Credit Facilities and the Notes. See Note 7, Debt and Credit Agreements, in Part II, Item 8, "Financial Statements and Supplementary Data" for additional information.

Change in Fair Value to the Unit Adjustment Liability and Loss on Dilution and Sale of Equity Method Investment
The Change in fair value to the unit adjustment liability and loss on dilution and sale of equity method investment during 2016 increased $50.0 million compared with 2015. The increase relates to the loss associated with Company's first quarter of 2016 election not to make the quarterly cash payments to the Company's partner in the Infrastructure strategic venture for the remainder of 2016 and the Company's third quarter of 2016 sale of its remaining equity interest in the Infrastructure strategic venture. See Note 4, Equity Method Investments and Note 14, Financial Instruments, in Part II, Item 8, "Financial Statements and Supplementary Data" for additional information.

Income Tax Expense from Continuing Operations
Income tax expense from continuing operations in 2017 was $83.8 million, an increase of $77.2 million compared with 2016. The effective income tax rate relating to continued operations for 2017 was 87.8% versus (8.4)% for 2016. The increase in income tax expense and the change in the effective income tax rate related to continuing operations was primarily due to the impact of the Act as well as an increase in income. The Company recognized a provisional charge of $48.7 million as a result of revaluing the U.S. ending net deferred tax asset from 35% to the newly enacted U.S. corporate income tax rate of 21% and establishing a valuation allowance on the full amount of foreign tax credit carryforwards of $27.3 million.
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
See Note 10, Income Taxes, in Part II, Item 8, “Financial Statements and Supplementary Data" for additional information.

Total Other Comprehensive Income (Loss)
Total other comprehensive income was $63.2 million in 2017, compared with total other comprehensive loss of $93.6 million in 2016. The major drivers for this change were pension liability adjustments and foreign currency translation adjustments. The pension liability adjustments were favorably impacted by actual returns on plan assets that were significantly higher than expected returns, partially offset by lower discount rates for the U.S. and U.K. defined benefit plans. The foreign currency translation adjustments were positively impacted by the weakening of the U.S. dollar, particularly against the Euro and British Pound Sterling.
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

Liquidity and Capital Resources
Overview
In December 2017, the Company amended its existing Senior Secured Credit Facility in order to, among other things, reduce the interest rate applicable to the $546 million of term loans outstanding, improve certain covenants and extend the maturity date by a year until December 2024. As a result of this amendment, a charge of $2.3 million was recorded during the fourth quarter of 2017 consisting principally of fees associated with the transaction and the write-off of unamortized deferred financing costs. See Note 7, Debt and Credit Agreements, in Part II, Item 8, "Financial Statements and Supplementary Data" for additional information.
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
During 2017, the Company generated $176.9 million in operating cash flow, an increase from the $159.9 million generated in 2016.

In 2017, the Company invested $98.3 million in capital expenditures, mostly for the Harsco Metals & Minerals Segment, compared with $69.3 million in 2016. The Company generated $13.4 million in cash flow from asset sales in 2017 compared with $9.3 million in 2016. Asset sales have been a normal part of the Company's business model, primarily for the Harsco Metals & Minerals Segment.

In September 2016, the Company received approximately $145 million in cash, net, from the sale of its remaining 26% equity interest in Brand. In 2016, the Company received proceeds from the termination of cross-currency interest rate swaps ("CCIRs") of $16.6 million in 2016. The Company paid $4.1 million in dividends to stockholders in 2016. In 2016, the Company suspended the quarterly dividend to preserve financial flexibility. The Board of Directors (the "Board") will continue to evaluate the Company's dividend policy each quarter.
Net cash outflows related to the Company's borrowings were $75.2 million in 2017 principally due to the utilization of operating cash flows to reduce debt. There were net cash outflows of $261.2 million in 2016 related to the Company's borrowings principally due to proceeds from the sale of the Company's equity interest in Brand, utilization of operating cash flows and proceeds from the termination of CCIRs. The Company’s consolidated net debt to consolidated adjusted earnings before interest, tax, depreciation and amortization ("EBITDA") ratio, as defined by the Credit Agreement, was 1.9 to 1.0 at December 31, 2017 compared with 2.3 to 1.0 at December 31, 2016.

Cash Requirements
The following summarizes the Company's expected future payments related to contractual obligations and commercial commitments at December 31, 2017:
Contractual Obligations and Commercial Commitments at December 31, 2017 (a)

		Payments Due by Period
(In millions)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Short-term borrowings	$8.6	$8.6	$—	$—	$—
Long-term debt (including current maturities and capital leases)	593.7	11.2	11.9	52.0	518.6
Projected interest payments on long-term debt (b)	177.1	26.8	53.5	51.1	45.7
Purchase obligations (c)	147.7	86.5	32.8	28.4	—
Operating leases (non-cancellable)	57.4	12.8	17.9	10.5	16.2
Pension obligations (d)	29.1	29.1	—	—	—
Foreign currency exchange forward contracts (e)	1.9	1.9	—	—	—
Total contractual obligations (f)	$1,015.5	$176.9	$116.1	$142.0	$580.5

(a)
See Note 7, Debt and Credit Agreements; Note 8, Operating Leases; Note 9, Employee Benefit Plans; Note 10, Income Taxes; and Note 14, Financial Instruments, in Part II, Item 8, "Financial Statements and Supplementary Data," for additional information on short-term borrowings and long-term debt (including capital leases); operating leases; employee benefit plans; income taxes and foreign currency exchange forward contracts, respectively.

(b)
The total projected interest payments on long-term debt are based upon borrowings, interest rates and foreign currency exchange rates at December 31, 2017, including interest rate swaps currently in effect. The interest rates on variable-rate debt and the foreign currency exchange rates are subject to changes beyond the Company's control and may result in actual interest expense and payments differing from the amounts projected above.

(c)
Purchase obligations represent legally binding obligations to purchase property, plant and equipment, inventory and other commitments made in the normal course of business to meet operations requirements.

(d)	Amounts represent expected employer contributions to defined benefit pension plans for the next year.

(e)
Amounts represent the fair value of the foreign currency exchange contracts outstanding at December 31, 2017. Due to the nature of these contracts, based on fair values at December 31, 2017 there will be net cash payable of $1.9 million comprised of cash payments of $671.9 million and cash receipts of $670.0 million. The foreign currency exchange contracts are recorded on the Consolidated Balance sheets at fair value.

(f)
At December 31, 2017, in addition to the above contractual obligations, the Company had $4.7 million of potential long-term tax liabilities, including interest and penalties, related to uncertain tax positions. Because of the high degree of uncertainty regarding the future cash flows associated with these potential long-term tax liabilities, the Company is unable to estimate the years in which settlement will occur with the respective taxing authorities.

Off-Balance Sheet Arrangements
The following table summarizes the Company's contingent commercial commitments at December 31, 2017. These amounts are not included on the Consolidated Balance Sheets since there are no current circumstances known to management indicating that the Company will be required to make payments on these contingent commercial commitments.
Commercial Commitments at December 31, 2017

		Amount of Commercial Commitment Expiration Per Period
(In millions)	Total	Less than 1 Year	1-3 Years	3-5 Years	Over 5 Years	Indefinite Expiration
Performance bonds	$132.2	$127.3	$3.2	$—	$—	$1.7
Standby letters of credit	70.2	63.4	6.8	—	—	—
Guarantees	78.9	10.5	2.9	4.6	—	60.9
Other commercial commitments	11.1	—	—	—	—	11.1
Total commercial commitments	$292.4	$201.2	$12.9	$4.6	$—	$73.7
Certain commercial commitments that are of a continuous nature do not have an expiration date and are therefore considered to be indefinite in nature. See Note 14, Financial Instruments, in Part II, Item 8, "Financial Statements and Supplementary Data," for additional information.
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

The Company plans to redeploy discretionary cash for potential growth opportunities, such as disciplined organic growth, higher-return service contract opportunities, disciplined investments and possible acquisitions to improve competitive positioning in core and adjacent markets for the Harsco Metals & Minerals Segment and strategic investments or possible acquisitions in the Harsco Rail and Harsco Industrial Segments that improve competitive positioning in core markets or adjacent markets.
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

In December 2017, the Company amended its Senior Secured Credit Facility, originally entered into by the Company in November 2016, in order to, among other things, reduce the interest rate applicable to the $546 million of term loans outstanding, improve certain covenants and extend the maturity date by a year until December 2024. See Note 7, Debt and Credit Agreements, in Part II, Item 8, "Financial Statements and Supplementary Data" for additional information.
Borrowings under the $400 million Revolving Credit Facility bear interest at a rate per annum ranging from 87.5 to 200 basis points over the base rate or 187.5 to 300 basis points over the adjusted London Interbank Offered Rate ("LIBOR") as defined in the credit agreement governing the Senior Secured Credit Facility (the "Credit Agreement").  Any principal amount outstanding under the Revolving Credit Facility is due and payable on the maturity of the Revolving Credit Facility.  The Revolving Credit Facility matures on November 2, 2021.
Borrowings under the $546 million Term Loan Facility bear interest at a rate per annum of 200 basis points over the base rate or 300 basis points over the adjusted LIBOR rate, subject to a 1% floor, as defined in the Credit Agreement. The Term Loan Facility requires scheduled quarterly payments, each equal to 0.25% of the original principal amount of the loans under the Term Loan Facility. These payments are reduced by the application of any prepayments and any remaining balance is due and payable on the maturity of the Term Loan Facility. The Term Loan Facility matures on December 8, 2024.
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

The following table illustrates available credit at December 31, 2017:

(In millions)	Facility Limit	Outstanding Balance	Outstanding Letters of Credit	Available Credit
Multi-year revolving credit facility	$400.0	$41.0	$31.4	$327.6
At December 31, 2017, the Company had $586.9 million of borrowings under the Senior Secured Credit Facility consisting of $545.9 million under the Term Loan Facility and $41.0 million under the Revolving Credit Facility. At December 31, 2017, of this balance, $581.4 million was classified as long-term debt and $5.5 million was classified as current maturities of long-term debt on the Consolidated Balance Sheet. At December 31, 2016, the Company had $648.0 million of borrowings under the Senior Secured Credit Facilities consisting of $550.0 million under the term loan A facility and $98.0 million under the Revolving Credit Facility. At December 31, 2016, of this balance, $642.5 million was classified as long-term debt and $5.5 million was classified as current maturities of long-term debt on the Consolidated Balance Sheets. See Note 7, Debt and Credit Agreements, in Part II, Item 8, "Financial Statements and Supplementary Data," for additional information on the Company's Credit Agreement.

Working Capital Position
Changes in the Company's working capital are reflected in the following table:

(Dollars in millions)	December 31 2017		December 31 2016		Increase (Decrease)
Current Assets
Cash and cash equivalents	$62.1		$69.8		$(7.7)
Restricted cash	4.1		2.0		2.1
Trade accounts receivable, net	288.0		236.6		51.5
Other receivables, net	20.2		21.1		(0.8)
Inventories	178.3		187.7		(9.4)
Other current assets	39.3		33.1		6.2
Total current assets	592.1		550.3		41.8
Current Liabilities
Short-term borrowings and current maturities	19.8		29.8		(10.0)
Accounts payable	126.2		108.0		18.3
Accrued compensation	60.5		46.7		13.8
Income taxes payable	5.1		4.3		0.8
Advances on contracts and other customer advances	118.0		117.3		0.6
Other current liabilities	144.5		121.6		22.9
Total current liabilities	474.1		427.7		46.5
Working Capital	$118.0		$122.6		$(4.6)
Current Ratio (g)	1.2	:1	1.3	:1

(g)	Calculated as Current assets / Current liabilities

Working capital decreased $4.6 million or 3.8% in 2017 due primarily to the following factors:

•
Working capital was negatively impacted by an increase in Other current liabilities of $22.9 million, primarily due to the timing of settlement of the Company's foreign currency exchange forward contracts, foreign currency translation and timing of non-income tax payments;

•	Working capital was negatively impacted by an increase in Accounts payable of $18.3 million, primarily due to the timing of payments and the impact of foreign currency translation; and

•	Working capital was negatively impacted by an increase in Accrued compensation of $13.8 million, primarily due to higher incentive compensation earned in 2017.

These working capital decreases were partially offset by the following factors:

•
Working capital was positively affected by an increase in Trade accounts receivable, net of $51.5 million, primarily due to increased sales and the timing of sales and collections in all segments, as well as foreign currency translation; and

•	Working capital was positively affected by a decrease in Short-term borrowings and current maturities of
$10.0 million, primarily due to debt repayments.

Certainty of Cash Flows
The Company has historically generated the majority of its cash flows in the second half of the year.  The certainty of the Company's future cash flows is underpinned by the long-term nature of the Company's metals services contracts, the order backlog for the Company's railway track maintenance services and equipment and overall discretionary cash flows (operating cash flows plus cash from asset sales in excess of the amounts necessary for capital expenditures to maintain current revenue levels) generated by the Company. Historically, the Company has utilized these discretionary cash flows for growth-related capital expenditures, strategic acquisitions, debt repayment and dividend payments.
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

Cash Flow Summary
The Company's cash flows from operating, investing and financing activities, as reflected on the Consolidated Statements of Cash Flows, are summarized in the following table:

(In millions)	2017	2016	2015
Net cash provided (used) by:
Operating activities	$176.9	$159.9	$121.8
Investing activities	(103.3)	122.9	(130.4)
Financing activities	(83.7)	(292.4)	22.2
Impact of exchange rate changes on cash	4.5	1.7	3.3
Net change in cash and cash equivalents	$(5.7)	$(7.9)	$16.9
Cash provided by operating activities — Net cash provided by operating activities in 2017 was $176.9 million, an increase of $17.0 million from 2016. The increase is primarily attributable to the timing of accounts payable, lower inventories and an increase in cash net income. This increase was partially offset by timing of sales and collections of accounts receivable and a net decrease in advances on contracts and other customer advances received and utilized. Net cash provided by operating activities in 2016 was $159.9 million, an increase of $38.1 million from 2015. The increase is primarily attributable to timing in inventory purchases, increases in accrued compensation and increases on advances on contracts; partially offset by the timing of accounts receivable invoicing and collections and the timing of accounts payable.
Included in the Cash flows from operating activities section of the Consolidated Statement of Cash Flows is the caption, Other, net. In 2015, this caption included the Harsco Rail Segment foreign exchange gain which is reflected in the Effect of exchange rate changes on cash.
Also included in the Cash flows from operating activities section of the Consolidated Statements of Cash Flows is the caption, Other assets and liabilities. For the year ended December 31, 2017, the increase in this caption was $3.4 million and for the years ended 2016 and 2015, the decreases in this caption were $13.3 million and $6.7 million, respectively. A summary of the major components of this caption for the periods presented is as follows:

(In millions)	2017	2016	2015
Net cash provided by (used in):
Change in prepaid expenses	$(3.7)	$6.7	$—
Change in non-current insurance accruals	(3.0)	(5.0)	(5.0)
Other (h)	10.1	(15.0)	(1.7)
Total	$3.4	$(13.3)	$(6.7)

(h)	Other relates primarily to other accruals that are individually not significant.
Cash provided (used) by investing activities — Net cash used by investing activities in 2017 was $103.3 million, a decrease of $226.2 million from 2016. The decrease was primarily due to the gross proceeds received from the sale of the Company's investment in Brand which occurred in September 2016 and an increase in capital expenditures, primarily in the Company's Harsco Metals & Minerals Segment, in 2017, compared with 2016 and higher net foreign currency hedge settlement payments. In 2016, net cash provided by investing activities was $122.9 million, an increase of $253.3 million from 2015. The increase is primarily due to the gross proceeds received from the sale of the Company's remaining 26% equity interest in Brand; a lower level of capital expenditures in the Harsco Metals & Minerals Segment, no payments for the unit adjustment liability; and an increase related to foreign currency hedge settlement proceeds.
Cash provided (used) by financing activities — Net cash used by financing activities in 2017 was $83.7 million, a decrease of $208.6 million from 2016.  The change was primarily due to lower repayments of the Company's borrowings in 2017; a deferred pension underfunding payment related to the Company's equity interest in Brand and payment of deferred financing costs which occurred in 2016 and did not repeat in 2017. This increase was partially offset by proceeds from the termination of CCIRs which occurred in 2016 but did not repeat in 2017. In 2016, net cash provided by financing activities was $292.4 million, an increase of $314.6 million from 2015. The change was primarily due to net cash payments on debt of $261.2 million in 2016 compared with $47.3 million in 2015; reduction in proceeds from the termination of CCIRs and a deferred pension underfunding payment related to the Company's equity interest in Brand; partially offset by lower dividends paid and no repurchases of the Company's common stock in 2016.

Debt Covenants
The Credit Agreement contains a consolidated net debt to consolidated adjusted EBITDA ratio covenant, which is not to exceed 3.75 to 1.0 and a minimum consolidated adjusted EBITDA to consolidated interest charges ratio covenant, which is not to be less than 3.0 to 1.0. The consolidated net debt to consolidated adjusted EBITDA ratio covenant is reduced to 3.5 to 1.0 after December 31, 2018. At December 31, 2017, the Company was in compliance with these covenants as the net leverage ratio was 1.9 to 1.0 and interest coverage ratio was 6.0 to 1.0. Based on balances and covenants in effect at December 31, 2017, the Company could increase net debt by $537.9 million and still be in compliance with these debt covenants.  Alternatively, keeping all other factors constant, the Company's adjusted EBITDA could decrease by $143.4 million and the Company would still be within these debt covenants. The Company expects to continue to be in compliance with these debt covenants for at least the next twelve months.

Cash Management
The Company has various cash management systems throughout the world that centralize cash in various bank accounts where it is economically justifiable and legally permissible to do so. These centralized cash balances are then redeployed to other operations to reduce short-term borrowings and to finance working capital needs or capital expenditures. Due to the transitory nature of cash balances, they are normally invested in bank deposits that can be withdrawn at will or in very liquid short-term bank time deposits and government obligations. The Company's policy is to use the largest banks in the various countries in which the Company operates. The Company monitors the creditworthiness of banks and, when appropriate, will adjust banking operations to reduce or eliminate exposure to less creditworthy banks. The Company plans to continue the strategy of targeted, prudent investing for strategic purposes for the foreseeable future and to make more efficient use of existing investments.

At December 31, 2017, the Company's consolidated cash and cash equivalents included $60.8 million held by non-U.S. subsidiaries. At December 31, 2017, approximately 1.2% of the Company's consolidated cash and cash equivalents had regulatory restrictions that would preclude the transfer of funds with and among subsidiaries. Non-U.S. subsidiaries also held $18.9 million of cash and cash equivalents in consolidated strategic ventures. The strategic venture agreements may require strategic venture partner approval to transfer funds with and among subsidiaries. While the Company's remaining non-U.S. cash and cash equivalents can be transferred with and among subsidiaries, the majority of these non-U.S. cash balances will be used to support the ongoing working capital needs and continued growth of the Company's non-U.S. operations.
The Company's financial position and debt capacity should enable it to meet current and future requirements. The Company continues to assess its capital needs in the context of operational trends, capital market conditions and strategic initiatives.

Application of Critical Accounting Policies
The Company's discussion and analysis of its financial condition and results of operations are based upon the consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the U.S. ("U.S. GAAP"). The preparation of these consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, the Company evaluates the estimates, including those related to defined benefit pension benefits, notes and accounts receivable, goodwill, long-lived asset impairment, inventories, revenue recognition long-term contracts, insurance reserves and income taxes. The impact of changes in these estimates, as necessary, is reflected in the respective segment's results of operations in the period of the change. The Company bases estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different outcomes, assumptions or conditions.
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

Critical Estimate—Defined Benefit Pension Benefits
Accounting for defined benefit pension plans requires the use of actuarial assumptions. The principal assumptions used include the discount rate and the expected long-term rate of return on plan assets. Each assumption is reviewed annually and represents management's best estimate at that time. The assumptions are selected to represent the average expected experience over time and may differ, in any one year, from actual experience due to changes in capital markets and the overall economy. These differences will impact the amount of unfunded benefit obligation and the expense recognized.
The discount rates used in calculating the Company's projected benefit obligations at the December 31, 2017 measurement date for the U.K. and U.S. defined benefit pension plans were 2.5% and 3.5%, respectively, and the global weighted-average discount rate was 2.8%. The discount rates selected represent level-equivalent rates using the yield curve spot rates on a year-by-year expected cash flow basis, using yield curves of high-quality corporate bonds. Annual net periodic pension cost ("NPPC") is determined using the discount rates at the beginning of the year. The discount rates for 2017 expense were 2.7% for the U.K. plan, 4.0% for the U.S. plans and 3.1% for the global weighted-average of plans.
The expected long-term rate of return on plan assets is determined by evaluating the asset return expectations with the Company's advisors as well as actual, long-term, historical results of asset returns for the pension plans. Generally the NPPC increases as the expected long-term rate of return on assets decreases. For 2018 and 2017, the global weighted-average expected long-term rate of return on asset assumption is 6.0% and 6.2%, respectively. This rate was determined based on a model of expected asset returns for an actively managed portfolio.
Changes in NPPC may occur in the future due to changes in actuarial assumptions and due to changes in returns on plan assets resulting from financial market conditions. Holding all other assumptions constant, using December 31, 2017 plan data, a one-quarter percent increase or decrease in the discount rate and the expected long-term rate of return on plan assets would increase or decrease annual 2017 pre-tax defined benefit NPPC as follows:
Approximate Changes in Pre-tax Defined Benefit Net Periodic Pension Cost

	U.S. Plans	U.K. Plan
Discount rate
One-quarter percent increase	Increase of $0.1 million	Decrease of $0.3 million
One-quarter percent decrease	Decrease of $0.1 million	Increase of $0.2 million
Expected long-term rate of return on plan assets
One-quarter percent increase	Decrease of $0.6 million	Decrease of $2.0 million
One-quarter percent decrease	Increase of $0.6 million	Increase of $2.0 million
Increases or decreases to the net pension obligations may be required should circumstances that affect these estimates change. Additionally, certain events could result in the pension obligation changing at a time other than the annual measurement date. This would occur when a benefit plan is amended or when plan curtailments or settlements occur.
The Company has changed the method utilized to estimate the service cost and interest cost components of NPPC for defined benefit pension plans for 2016 and later. The more precise application of discount rates for measuring both service costs and interest costs employs yield curve spot rates on a year-by-year expected cash flow basis, using the same yield curves that the Company has previously used. This change in method represented a change in accounting estimate and was accounted for in the period of change.

See Note 9, Employee Benefit Plans, in Part II, Item 8, "Financial Statements and Supplementary Data," for additional information.

Notes and Accounts Receivable
Notes and accounts receivable are stated at net realizable value through the use of an allowance for doubtful accounts. The allowance for doubtful accounts is maintained for estimated losses resulting from the inability or unwillingness of customers to make required payments. The Company has policies and procedures in place requiring customers to be evaluated for creditworthiness prior to the execution of new service contracts or shipments of products. These reviews are structured to minimize the Company's risk related to realizability of receivables. Despite these policies and procedures, the Company may at times still experience collection problems and potential bad debts due to economic conditions within certain industries (e.g., steel industry), countries or regions in which the Company operates. At December 31, 2017 and 2016, trade accounts receivable of $288.0 million and $236.6 million, respectively, were net of reserves of $4.7 million and $11.8 million, respectively.

Critical Estimate—Notes and Accounts Receivable
A considerable amount of judgment is required to assess the realizability of receivables, including the current creditworthiness of each customer, related aging of past due balances and the facts and circumstances surrounding any non-payment. The Company's provisions for bad debts during 2017 and 2015 were $5.3 million and $13.0 million, respectively. The Company did not make any significant provisions for bad debts during 2016.
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
If the financial condition of the Company's customers were to deteriorate, resulting in their inability to make payments, additional allowances may be required. Conversely, an improvement in a customer's ability to make payments could result in a decrease of the allowance for doubtful accounts. Changes in the allowance for doubtful accounts related to both of these situations would be recorded through Operating income from continuing operations in the period the change was determined. As previously disclosed, one of the Company's customers for the Harsco Metals & Minerals Segment in Australia had entered into the process of voluntary administration under Australian law, the purpose of which was to focus on long-term solvency. The result of this administration process was that the customer's operations were sold to a new owner in August 2017. In September 2017, the administrators informed the Company that most of the pre-administration accounts receivable balance would not be paid, and as a result the Company recorded a bad debt expense of $4.6 million during the third quarter of 2017. The Company continues to provide services for the new owner pending a formalization of a new contract. As previously disclosed during 2015, one of the Company's steel mill customers in Europe ceased operations and began a formal process of liquidation in late 2015. The Company had recorded bad debt reserves of approximately $13 million related to this customer during 2015.
The Company has not materially changed the methodology for calculating allowances for doubtful accounts for the years presented. See Note 3, Accounts Receivable and Inventories, in Part II, Item 8, "Financial Statements and Supplementary Data," for additional information.
Goodwill
The Company's goodwill balances were $401.8 million and $382.3 million at December 31, 2017 and 2016, respectively. The Company performs the annual goodwill impairment test as of October 1. The Company has five reporting units (only three of which have goodwill associated with them as of December 31, 2017). The Company's reporting units with goodwill are the Harsco Metals & Minerals Segment, the Harsco Rail Segment and the air-cooled heat exchanger business of the Harsco Industrial Segment. Almost all of the Company's goodwill is allocated to the Harsco Metals & Minerals Segment.

Critical Estimate—Goodwill
In accordance with U.S. GAAP, goodwill is not amortized and is tested for impairment at least annually or more frequently if indicators of impairment exist or if a decision is made to dispose of a business. Goodwill is allocated among and evaluated for impairment at the reporting unit level, which is defined as an operating segment or one level below an operating segment for which discrete financial information is available. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include declining cash flows or operating losses at the reporting unit level, a significant adverse change in legal factors or in the business climate, an adverse action or assessment by a regulator, unanticipated competition, a loss of key personnel or a more likely than not expectation that a reporting unit or a significant portion of a reporting unit will be sold or otherwise disposed of, among others.

The evaluation of potential goodwill impairment involves comparing the current fair value of each reporting unit to the net book value, including goodwill. The Company uses a discounted cash flow model (“DCF model”) to estimate the current fair value of reporting units, as management believes forecasted operating cash flows are the best indicator of current fair value. A number of significant assumptions and estimates are involved in the preparation of DCF models, including future revenues and operating margin growth, the weighted-average cost of capital (“WACC”), tax rates, capital spending, pension funding, the impact of strategic business initiatives and working capital projections. These assumptions and estimates may vary significantly among reporting units. DCF models are based on approved long-range plans for the early years and historical relationships and projections for later years. WACC rates are derived from internal and external factors including, but not limited to, the average market price of the Company's stock, shares outstanding, book value of the Company's debt, the long-term risk free interest rate, and both market and size-specific risk premiums. Due to the many variables noted above and the relative size of the Company's goodwill, differences in assumptions may have a material impact on the results of the Company's annual goodwill impairment testing. If the net book value of a reporting unit were to exceed the current fair value, the second step of the goodwill impairment test would currently be required to determine if an impairment existed and the amount of goodwill impairment to record, if any. The second step of the goodwill impairment test compares the net book value of a reporting unit's goodwill with the implied fair value of that goodwill. The implied fair value of goodwill represents the excess of fair value of the reporting unit over the fair value amounts assigned to all of the assets and liabilities of the reporting unit if it were to be acquired in a hypothetical business combination and the current fair value of the reporting unit represented the purchase price. The second step of the goodwill impairment test may require the utilization of valuation experts.

The performance of the Company’s 2017 annual impairment tests did not result in any impairment of the Company’s goodwill.
For the Company's 2017 annual goodwill impairment test, the average annual revenue growth rates over the duration of the DCF models ranged from 1.6% to 4.5%. The WACCs used in the 2017 annual goodwill impairment test ranged from 8.75% to 11.50%.

See Note 1, Summary of Significant Accounting Policies and Note 6, Goodwill and Other Intangible Assets, in Part II, Item 8, “Financial Statements and Supplementary Data,” for additional information.

Long-lived Asset Impairment
Long-lived assets are reviewed for impairment when events and circumstances indicate that the book value of an asset may be impaired. The amounts charged against pre-tax income from continuing operations related to impaired long-lived assets included in Other expenses, net on the Consolidated Statements of Operations were $1.0 million, $0.4 million and $8.2 million in 2017, 2016 and 2015, respectively. The increased level in long-lived asset impairments in 2015 was due primarily to site exits in the Harsco Metals & Minerals Segment associated with actions related to Project Orion.

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
The Company has not materially changed the methodology for calculating long-lived asset impairments for the years presented. U.S. GAAP requires consideration of all valuation techniques for which market participant inputs can be obtained without undue cost and effort. The use of a DCF model continues to be an appropriate method for determining fair value; however, methodologies such as quoted market prices must also be evaluated. See Note 16, Other Expenses, Net in Part II, Item 8, "Financial Statements and Supplementary Data," for additional information.

Inventories
Inventories are stated at the lower of cost or market for those inventories accounted for using the last-in, first-out ("LIFO") method and at the lower of cost or net realizable value for all other inventory balances. Inventory balances are adjusted for estimated obsolete or unmarketable inventory equal to the difference between the cost of inventory and its net realiazble value or estimated market value, as applicable. At December 31, 2017 and 2016, inventories of $178.3 million and $187.7 million, respectively, are net of reserves of $14.1 million and $10.6 million, respectively.

Certain contracts within the Harsco Rail Segment, which meet specific criteria established in U.S. GAAP, are accounted for as long-term contracts. Inventories related to these contracts are considered Contracts-in-process and represent a separate component of Inventories. At December 31, 2017 and 2016, Contracts-in-process of $45.6 million and $54.0 million, respectively, were included in Inventories. Contracts-in-process at December 31, 2017 and 2016 were net of estimated forward loss-provisions related to these contacts of $28.1 and $36.2 million, respectively.

Critical Estimate—Inventories
In assessing the realization of inventory balances, the Company is required to make judgments as to future demand and compare these with current or committed inventory levels. If actual market conditions are determined to be less favorable than those projected by management, additional inventory write-downs may be required and would be recorded through Operating income from continuing operations in the period the determination is made. Additionally, the Company records reserves to adjust a substantial portion of its U.S. inventory balances to the LIFO method of inventory valuation. In adjusting these reserves throughout the year, the Company estimates its year-end inventory costs and quantities. At December 31 of each year, the reserves are adjusted to reflect actual year-end inventory costs and quantities. During periods of inflation, LIFO expense usually increases and during periods of deflation it decreases. These year-end adjustments resulted in pre-tax income of $2.0 million in 2017 and $1.2 million in 2016 and pre-tax expense of $0.1 million in 2015.
The Company has not materially changed the methodology for calculating inventory reserves for the years presented. See Note 3, Accounts Receivable and Inventories, in Part II, Item 8, "Financial Statements and Supplementary Data," for additional information.
Revenue Recognition - Long-term Contracts
Certain contracts within the Harsco Rail Segment, which meet specific criteria established in U.S. GAAP, are accounted for as long-term contracts, under the percentage-of-completion (units-of-delivery) method of accounting.

Critical Estimate—Revenue Recognition - Long-term Contracts
Accounting for contracts using the percentage-of-completion method requires significant judgment relative to assessing risks, estimating contract revenues and costs (including estimating any liquidating damages or penalties related to performance) and making assumptions for schedule and technical items. Due to the number of years it may take to complete these contracts and the scope and nature of the work required to be performed on those contracts, estimating total sales and costs at completion is inherently complicated and subject to many variables. Accordingly, estimates are subject to change as experience is gained and as more information is obtained, even though the scope of the work under the contract may not have changed. When adjustments in estimated total contract sales or estimated total costs are required, any changes from prior estimates are recognized in the current period for the inception-to-date effect of such changes. When estimates of total costs to be incurred on a contract using the percentage-of-completion method exceed estimates of total sales to be earned, a provision for the entire loss on the contract is recorded in the period in which the loss is determined.

During 2016, as a result of increased vendor costs, ongoing discussions with SBB, and increased estimates for commissioning, certification and testing costs, as well as expected settlements with SBB, the Company concluded it will have a loss on the contracts with SBB. The Company recognized an estimated forward loss provision related to the SBB contracts of
$45.1 million for the year ended December 31, 2016 in Costs of products sold on the Consolidated Statements of Operations. No incremental provision was recorded for the year ended December 31, 2017 and the company made deliveries under the contract for which some of the provision was utilized. The remaining estimated forward loss provision of $31.1 million at December 31, 2017 represents the Company's best estimate based on currently available information. It is possible that the Company's overall estimate of costs to complete these contracts may change which would result in an adjustment to the estimated forward loss provision at such time, but the Company is unable to estimate any further possible loss or range of loss at December 31, 2017.

Insurance Reserves
The Company retains a significant portion of the risk for U.S. workers' compensation, U.K. employers' liability, automobile, general and product liability losses. At December 31, 2017 and 2016, the Company recorded liabilities of $33.6 million and $37.1 million, respectively, related to both asserted and unasserted insurance claims. At December 31, 2017 and 2016,
$4.1 million and $3.5 million, respectively, was included in insurance liabilities related to claims covered by insurance carriers for which a corresponding receivable has been recorded.

Critical Estimate—Insurance Reserves
Insurance reserves have been recorded based upon actuarial calculations that reflect the undiscounted estimated liabilities for ultimate losses, including claims incurred but not reported. Inherent in these estimates are assumptions that are based on the Company's history of claims and losses, a detailed analysis of existing claims with respect to potential value, and current legal and legislative trends. If actual claims differ from those projected by management, changes (either increases or decreases) to insurance reserves may be required and would be recorded through Operating income from continuing operations in the period the change was determined. During 2017, 2016 and 2015, the Company recorded a retrospective insurance reserve adjustment that decreased pre-tax insurance expense from continuing operations for self-insured programs by $2.6 million,
$5.4 million and $8.5 million, respectively. The Company has programs in place to improve claims experience, such as disciplined claim and insurance litigation management and a focused approach to workplace safety.
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
Income Taxes
The Company's income tax expense, deferred tax assets and liabilities and reserves for uncertain tax positions reflect management's best estimate of taxes to be paid. The Company is subject to various international, federal, state and local income taxes in jurisdictions where the Company operates. In determining income tax expense, the Company makes its best estimate of the annual effective income tax rate at the end of each quarter and applies that rate to year-to-date income (loss) before income taxes to arrive at the year-to-date income tax provision (exclusive of loss jurisdictions for which no tax benefit is realizable with any discrete tax items recorded separately). At December 31, 2017, 2016 and 2015, the Company's annual effective income tax rate on income from continuing operations was 87.8%, (8.4)% and 79.5%, respectively.

Critical Estimate—Income Taxes
Annual effective income tax rates are estimated by giving recognition to currently enacted tax rates, tax holidays, tax credits, capital losses and tax deductions as well as certain exempt income and non-deductible expenses for all jurisdictions where the Company operates. Quarterly income tax provisions incorporate any change in the year-to-date provision from the previous quarterly periods.
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
The Act significantly changes how the U.S. taxes corporations. The Act requires complex computations to be performed that were not previously required in U.S. tax law, significant judgments to be made in interpretation of the provisions of the Act and significant estimates in calculations and the preparation and analysis of information not previously relevant or regularly produced. The U.S. Treasury Department, the IRS and other standard-setting bodies could interpret or issue guidance on how provisions of the Act will be applied or otherwise administered that differs from the Company's interpretation. As the Company completes the analysis of the Act, collects and prepares necessary data, and interprets any additional guidance, it may be necessary to make adjustments to provisional amounts previously recorded that may materially impact the Company's provision for income taxes in the period in which the adjustments are made.

Valuation allowances of $174.2 million and $146.1 million at December 31, 2017 and 2016, respectively, related principally to deferred tax assets for U.K. pension liabilities, net operating loss carryforwards, foreign tax credit carryforwards, capital loss carryforwards and currency translation that are uncertain as to realizability. In 2017, the Company recorded a valuation allowance of $27.3 million related to foreign tax credit carryforwards due to the impact of the Act, an increase from foreign currency translation in the amount of $10.1 million and a net increase of $6.9 million related to losses in certain jurisdictions where the Company determined that it is more likely than not that these assets will not be realized. This was partially offset by a reduction related to current year pension adjustments recorded through Accumulated other comprehensive loss and a decrease related to U.S., Argentina and Belgium tax rate changes. In 2016, the Company recorded a valuation allowance of $16.1 million related to loss on sale of the Company's equity interest in Brand, $13.5 million related to estimated forward loss provisions related to the SBB contracts and current year pension adjustments of $19.2 million recorded through Accumulated other comprehensive loss. This was partially offset by the reduction from the effects of foreign currency translation adjustments and the decrease related to U.K. and France tax rate changes.
A tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on its technical merits. The unrecognized tax benefits at December 31, 2017 and 2016 were $3.6 million and $4.6 million, respectively, excluding accrued interest and penalties. The unrecognized tax benefit may decrease as a result of the lapse of statute of limitations or as a result of final settlement and resolution of outstanding tax matters in various state and international jurisdictions.
Based on an analysis of the earnings and profits ("E&P") for the Company's foreign subsidiaries, no toll charge has been recorded in 2017 related to the Act. Given the complexities of the E&P calculations and the guidance provided by the SEC Staff Accounting Bulletin 118 ("SAB 118"), which addresses the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Act, the Company will continue to analyze this provisional amount until the Company's 2017 U.S. tax return is filed in 2018. The Company does not anticipate a change in the indefinite reinvestment assertion, as a result of the Act. However, the Company considers the indefinite reinvestment assertion to be provisional and will continue to analyze the impact of the Act on this assertion during the SAB 118 measurement period.
The Company has not materially changed the methodology for calculating income tax expense, deferred tax assets and liabilities and reserves for uncertain tax positions for the years presented or for quarterly periods.

See Note 10, Income Taxes, in Part II, Item 8, "Financial Statements and Supplementary Data," for additional information.

Research and Development

Internal funding for research and development was as follows:

	Research and Development Expenses
(In millions)	2017	2016	2015
Harsco Metals & Minerals	$1.3	$0.9	$0.9
Harsco Industrial	1.5	1.5	1.7
Harsco Rail	1.4	1.9	1.9
Total Research and Development	$4.2	$4.3	$4.5
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
Management has assessed the effectiveness of its internal control over financial reporting at December 31, 2017 based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company's internal control over financial reporting was effective at December 31, 2017.
The effectiveness of the Company's internal control over financial reporting at December 31, 2017 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing in this Annual Report on Form 10-K, which expresses an unqualified opinion on the effectiveness of the Company's internal control over financial reporting at December 31, 2017.

/s/ F. NICHOLAS GRASBERGER, III	/s/ PETER F. MINAN
F. Nicholas Grasberger, III President and Chief Executive Officer	Peter F. Minan Senior Vice President and Chief Financial Officer
February 22, 2018	February 22, 2018

Report of Independent Registered Public Accounting Firm

To the Stockholders of Harsco Corporation:

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Harsco Corporation as of December 31, 2017 and December 31, 2016, and the related consolidated statements of operations, consolidated statements of comprehensive income (loss), consolidated statements of cash flows, and consolidated statements of changes in equity for each of the three years in the period ended December 31, 2017, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended December 31, 2017 appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and December 31, 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for the presentation and classification of deferred tax assets and liabilities due to the adoption of ASU 2015-17, Income Taxes (Topic 740) in 2017.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
February 22, 2018

We have served as the Company's auditor since at least 1933.  We have not determined the specific year we began serving as the auditor of the Company.

HARSCO CORPORATION
CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)	December 31 2017	December 31 2016
ASSETS
Current assets:
Cash and cash equivalents	$62,098	$69,831
Restricted cash	4,111	2,048
Trade accounts receivable, net	288,034	236,554
Other receivables	20,224	21,053
Inventories	178,293	187,681
Other current assets	39,332	33,108
Total current assets	592,092	550,275
Property, plant and equipment, net	479,747	490,255
Goodwill	401,758	382,251
Intangible assets, net	38,251	41,567
Deferred income tax assets	51,574	106,311
Other assets	15,263	10,679
Total assets	$1,578,685	$1,581,338
LIABILITIES
Current liabilities:
Short-term borrowings	$8,621	$4,259
Current maturities of long-term debt	11,208	25,574
Accounts payable	126,249	107,954
Accrued compensation	60,451	46,658
Income taxes payable	5,106	4,301
Insurance liabilities	11,167	11,850
Advances on contracts and other customer advances	117,958	117,329
Other current liabilities	133,368	109,748
Total current liabilities	474,128	427,673
Long-term debt	566,794	629,239
Insurance liabilities	22,385	25,265
Retirement plan liabilities	259,367	319,597
Other liabilities	40,846	42,001
Total liabilities	1,363,520	1,443,775
COMMITMENTS AND CONTINGENCIES
HARSCO CORPORATION STOCKHOLDERS' EQUITY
Preferred stock, Series A junior participating cumulative preferred stock	—	—
Common stock, par value $1.25 (issued 112,888,126 and 112,499,874 shares at December 31, 2017 and 2016, respectively)	141,110	140,625
Additional paid-in capital	180,201	172,101
Accumulated other comprehensive loss	(546,582)	(606,722)
Retained earnings	1,157,801	1,150,688
Treasury stock, at cost (32,434,274 and 32,324,911 shares at December 31, 2017 and 2016, respectively)	(762,079)	(760,391)
Total Harsco Corporation stockholders' equity	170,451	96,301
Noncontrolling interests	44,714	41,262
Total equity	215,165	137,563
Total liabilities and equity	$1,578,685	$1,581,338

See accompanying notes to consolidated financial statements.

HARSCO CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended December 31
(In thousands, except per share amounts)	2017		2016		2015
Revenues from continuing operations:
Service revenues	$981,672		$939,129		$1,092,725
Product revenues	625,390		512,094		630,367
Total revenues	1,607,062		1,451,223		1,723,092
Costs and expenses from continuing operations:
Cost of services sold	767,081		759,120		909,995
Cost of products sold	453,641		411,343		446,366
Selling, general and administrative expenses	234,673		200,391		242,112
Research and development expenses	4,227		4,280		4,510
Loss on disposal of the Harsco Infrastructure Segment and transaction costs	—		—		1,000
Other expenses, net	4,641		12,620		30,573
Total costs and expenses	1,464,263		1,387,754		1,634,556
Operating income from continuing operations	142,799		63,469		88,536
Interest income	2,469		2,475		1,574
Interest expense	(47,552)		(51,584)		(46,804)
Loss on early extinguishment of debt	(2,265)		(35,337)		—
Change in fair value to the unit adjustment liability and loss on dilution and sale of equity method investment	—		(58,494)		(8,491)
Income (loss) from continuing operations before income taxes and equity income	95,451		(79,471)		34,815
Income tax expense	(83,803)		(6,637)		(27,678)
Equity in income of unconsolidated entities, net	—		5,686		175
Income (loss) from continuing operations	11,648		(80,422)		7,312
Discontinued operations:
Income (loss) on disposal of discontinued business	306		1,061		(1,553)
Income tax (expense) benefit related to discontinued business	(110)		(392)		573
Income (loss) from discontinued operations	196		669		(980)
Net income (loss)	11,844		(79,753)		6,332
Less: Net income attributable to noncontrolling interests	(4,022)		(5,914)		(144)
Net income (loss) attributable to Harsco Corporation	$7,822		$(85,667)		$6,188
Amounts attributable to Harsco Corporation common stockholders:
Income (loss) from continuing operations, net of tax	$7,626		$(86,336)		$7,168
Income (loss) from discontinued operations, net of tax	196		669		(980)
Net income (loss) attributable to Harsco Corporation common stockholders	$7,822		$(85,667)		$6,188

Weighted average shares of common stock outstanding	80,553		80,333		80,234
Basic earnings (loss) per share attributable to Harsco Corporation common stockholders:
Continuing operations	$0.09		$(1.07)		$0.09
Discontinued operations	—		0.01		(0.01)
Basic earnings (loss) per share attributable to Harsco Corporation common stockholders	$0.10	(a)	$(1.07)	(a)	$0.08

Diluted weighted average shares of common stock outstanding	82,840		80,333		80,365
Diluted earnings (loss) per share attributable to Harsco Corporation common stockholders:
Continuing operations	$0.09		$(1.07)		$0.09
Discontinued operations	—		0.01		(0.01)
Diluted earnings (loss) per share attributable to Harsco Corporation common stockholders	$0.09		$(1.07)	(a)	$0.08

(a)	Does not total due to rounding.
See accompanying notes to consolidated financial statements.

HARSCO CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Years ended December 31
(In thousands)	2017	2016	2015
Net income (loss)	$11,844	$(79,753)	$6,332
Other comprehensive income (loss):
Foreign currency translation adjustments, net of deferred income taxes of $3,471, $(13,670) and $(2,314) in 2017, 2016 and 2015, respectively	36,011	(21,560)	(88,255)
Net gain (loss) on cash flow hedging instruments, net of deferred income taxes of $(759), $(544) and $(975) in 2017, 2016 and 2015, respectively	1,897	(682)	8,617
Pension liability adjustments, net of deferred income taxes of $(4,084), $34 and $1,443 in 2017, 2016 and 2015, respectively	25,254	(71,398)	93,582
Unrealized gain (loss) on marketable securities, net of deferred income taxes of $(12), $(16) and $10 in 2017, 2016 and 2015, respectively	22	26	(16)
Total other comprehensive income (loss)	63,184	(93,614)	13,928
Total comprehensive income (loss)	75,028	(173,367)	20,260
Less: Comprehensive (income) loss attributable to noncontrolling interests	(7,068)	(3,334)	2,496
Comprehensive income (loss) attributable to Harsco Corporation	$67,960	$(176,701)	$22,756
See accompanying notes to consolidated financial statements.

HARSCO CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31
(In thousands)	2017	2016	2015
Cash flows from operating activities:
Net income (loss)	$11,844	$(79,753)	$6,332
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	121,839	129,083	144,652
Amortization	8,098	12,403	11,823
Change in fair value to the unit adjustment liability and loss on dilution and sale of equity method investment	—	58,494	8,491
Contract estimated forward loss provision for Harsco Rail Segment	—	45,050	—
Loss on early extinguishment of debt	—	35,337	—
Deferred income tax expense (benefit)	57,349	(7,654)	5,174
Equity income of unconsolidated entities, net	—	(5,686)	(175)
Dividends from unconsolidated entities	93	16	28
Other, net	749	2,633	(5,740)
Changes in assets and liabilities, net of acquisitions and dispositions of businesses:
Accounts receivable	(32,012)	16,041	41,650
Inventories	19,557	(12,313)	(44,806)
Accounts payable	12,554	(20,194)	(136)
Accrued interest payable	438	(3,197)	(2,753)
Accrued compensation	11,126	8,865	(10,319)
Advances on contracts and other customer advances	(16,811)	14,485	(795)
Harsco 2011/2012 Restructuring Program accrual	—	—	(398)
Retirement plan liabilities, net	(21,300)	(20,420)	(24,593)
Other assets and liabilities	3,368	(13,314)	(6,663)
Net cash provided by operating activities	176,892	159,876	121,772
Cash flows from investing activities:
Purchases of property, plant and equipment	(98,314)	(69,340)	(123,552)
Proceeds from sales of assets	13,418	9,305	25,966
Purchase of businesses, net of cash acquired*	—	(26)	(7,788)
Payment of unit adjustment liability	—	—	(22,320)
Proceeds from sale of equity investment	—	165,640	—
Net proceeds (payments) from settlement of foreign currency forward exchange contracts	(18,429)	17,238	(3,161)
Other investing activities, net	—	70	482
Net cash provided (used) by investing activities	(103,325)	122,887	(130,373)
Cash flows from financing activities:
Short-term borrowings, net	5,061	(2,350)	18,875
Current maturities and long-term debt:
Additions	27,985	720,727	427,996
Reductions	(108,280)	(979,567)	(399,533)
Cash dividends paid on common stock	—	(4,105)	(65,730)
Dividends paid to noncontrolling interests	(2,445)	(1,702)	(4,498)
Purchase of noncontrolling interests	(3,412)	(4,731)	(395)
Stock-based compensation - Employee taxes paid	(1,688)	(91)	(265)
Common stock acquired for treasury	—	—	(12,143)
Proceeds from cross-currency interest rate swap termination	—	16,625	75,057
Deferred pension underfunding payment to unconsolidated affiliate	—	(20,640)	(7,688)
Deferred financing costs	(42)	(16,530)	(9,487)
Other investing activities, net	(894)	—	—
Net cash provided (used) by financing activities	(83,715)	(292,364)	22,189
Effect of exchange rate changes on cash, including restricted cash	4,478	1,724	3,325
Net increase (decrease) in cash and cash equivalents, including restricted cash	(5,670)	(7,877)	16,913
Cash and cash equivalents, including restricted cash, at beginning of period	71,879	79,756	62,843
Cash and cash equivalents, including restricted cash, at end of period	$66,209	$71,879	$79,756

HARSCO CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Years ended December 31
(In thousands)	2017	2016	2015
*Purchase of businesses, net of cash acquired
Working capital	$—	$—	$(560)
Property, plant and equipment	—	—	(72)
Goodwill	—	—	(3,490)
Intangible Assets	—	—	(4,078)
Other noncurrent assets and liabilities, net	—	(26)	412
Net cash used to acquire businesses	$—	$(26)	$(7,788)

See accompanying notes to consolidated financial statements.

HARSCO CORPORATION CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In thousands, except share and per share amounts)	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
	Issued	Treasury					Total
Balances, January 1, 2015	$140,444	$(749,815)	$165,666	$1,283,549	$(532,256)	$44,322	$351,910
Net income				6,188		144	6,332
Cash dividends declared:
Common @ $0.666 per share (a)				(53,382)			(53,382)
Noncontrolling interests						(4,498)	(4,498)
Total other comprehensive income (loss), net of deferred income taxes of $(1,836)					16,568	(2,640)	13,928
Contributions from noncontrolling interests						2,100	2,100
Purchase of subsidiary shares from noncontrolling interest			(3)			(395)	(398)
Sale of investment in consolidated subsidiary						200	200
Vesting of restricted stock units and other stock grants, net 31,147 shares	59	(264)	(99)				(304)
Treasury shares repurchased, 596,632 shares		(10,220)					(10,220)
Amortization of unearned stock-based, compensation, net of forfeitures			5,135				5,135
Balances, December 31, 2015	140,503	(760,299)	170,699	1,236,355	(515,688)	39,233	310,803
Net income (loss)				(85,667)		5,914	(79,753)
Cash dividends declared:
Noncontrolling interests						(1,702)	(1,702)
Total other comprehensive loss, net of deferred income taxes of $(14,196)					(91,034)	(2,580)	(93,614)
Purchase of subsidiary shares from noncontrolling interest			(5,128)			397	(4,731)
Vesting of restricted stock units and other stock grants, net 80,598 shares	122	(92)	(1,194)				(1,164)
Amortization of unearned stock-based compensation, net of forfeitures			7,724				7,724
Balances, December 31, 2016	140,625	(760,391)	172,101	1,150,688	(606,722)	41,262	137,563
Adoption of new accounting standard (See Note 2)			1,106	(709)			397
Net income				7,822		4,022	11,844
Cash dividends declared:
Noncontrolling interests						(2,445)	(2,445)
Total other comprehensive income, net of deferred income taxes of $(1,384)					60,140	3,044	63,184
Purchase of subsidiary shares from noncontrolling interest			(2,242)			(1,194)	(3,436)
Sale of investment in consolidated subsidiary						25	25
Stock Appreciation Rights exercised, net 8,965 shares	16	(63)	(16)				(63)
Vesting of restricted stock units and other stock grants, net 269,924 shares	469	(1,625)	(469)				(1,625)
Amortization of unearned stock-based compensation, net of forfeitures			9,721				9,721
Balances, December 31, 2017	$141,110	$(762,079)	$180,201	$1,157,801	$(546,582)	$44,714	$215,165

(a)	In November 2015, the Company reduced the quarterly dividend to $0.051 per share.

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

Restricted Cash
The Company had restricted cash of $4.1 million and $2.0 million at December 31, 2017 and December 31, 2016, respectively, and the restrictions are primarily related to collateral provided for certain guarantees of the Company’s performance.

Inventories
Inventories in the U.S. are principally accounted for using the last-in, first-out ("LIFO") method and are stated at the lower of cost or market.  The Company's remaining inventories are accounted for using the first-in, first-out ("FIFO") or average cost methods and are stated at the lower of cost and net realizable value.  See Note 3, Accounts Receivable and Inventories, for additional information.

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

Leases
The Company leases certain property and equipment under noncancelable lease agreements. All lease agreements are evaluated and classified as either an operating or capital lease in accordance with U.S. GAAP. A lease is classified as a capital lease if any of the following criteria are met: transfer of ownership to the Company by the end of the lease term; the lease contains a bargain purchase option; the lease term is equal to or greater than 75% of the asset's economic life; or the present value of future minimum lease payments is equal to or greater than 90% of the asset's fair market value. Operating lease expense is recognized ratably over the lease term, including rent abatement periods and rent holidays. See Note 5, Property, Plant and Equipment and Note 7, Debt and Credit Agreements, for additional information on capital leases and Note 8, Operating Leases, for additional information on operating leases.

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

The Company performs the annual goodwill impairment test as of October 1. The Company has five reporting units, only three of which have goodwill associated with them as of December 31, 2017. Almost all of the Company's goodwill is included in the Harsco Metals & Minerals Segment.

The evaluation of potential goodwill impairment involves comparing the current fair value of each reporting unit to the net book value, including goodwill. The Company uses a discounted cash flow model (“DCF model”) to estimate the current fair value of reporting units, as management believes forecasted operating cash flows are the best indicator of current fair value. A number of significant assumptions and estimates are involved in the preparation of DCF models including future revenues and operating margin growth, the weighted-average cost of capital (“WACC”), tax rates, capital spending, pension funding, the impact of business initiatives and working capital projections. These assumptions and estimates may vary significantly among reporting units. DCF models are based on approved long-range plans for the early years and historical relationships and projections for later years. WACC rates are derived from internal and external factors including, but not limited to, the average market price of the Company's stock, shares outstanding, book value of the Company's debt, the long-term risk free interest rate, and both market and size-specific risk premiums. Due to the many variables noted above and the relative size of the Company's goodwill, differences in assumptions may have a material impact on the results of the Company's annual goodwill impairment testing. If the net book value of a reporting unit were to exceed the current fair value, the second step of the goodwill impairment test would currently be required to determine if an impairment existed and the amount of goodwill impairment to record, if any. The second step of the goodwill impairment test compares the net book value of a reporting unit's goodwill with the implied fair value of that goodwill. The implied fair value of goodwill represents the excess of fair value of the reporting unit over the fair value amounts assigned to all of the assets and liabilities of the reporting unit if it were to be acquired in a hypothetical business combination and the current fair value of the reporting unit represented the purchase price. As necessary, the Company may use valuation experts to assist with the second step of the goodwill impairment test. See Note 6, Goodwill and Other Intangible Assets, for additional information.

Impairment of Long-Lived Assets (Other than Goodwill)
Long-lived assets are reviewed for impairment when events and circumstances indicate that the carrying amount of an asset may not be recoverable. Long-lived assets are reviewed for impairment when events and circumstances indicate the book value of an asset may be impaired. The Company's policy is to determine if an impairment loss exists when it is determined that the carrying amount of the asset exceeds the sum of the expected undiscounted future cash flows resulting from use of the asset and its eventual disposition. Impairment losses are measured as the amount by which the carrying amount of the asset exceeds its fair value, normally as determined in either open market transactions or through the use of a DCF model. Long-lived assets to be disposed of are reported at the lower of the carrying amount or fair value less cost to sell. See Note 16, Other Expenses, Net for additional information.

Deferred Financing Costs
The Company has incurred debt issuance costs which are recognized as a reduction of Long-term debt on the Consolidated Balance Sheets. Debt issuance costs are amortized and recognized as interest expense over the contractual term of the related indebtedness or shorter period if appropriate based upon contractual terms. Whenever indebtedness is modified from its original terms, an evaluation is made whether an accounting modification or extinguishment has occurred in order to determine the accounting treatment for debt issuance costs related to the debt modification.
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
Harsco Metals & Minerals Segment—This Segment provides services predominantly on a long-term, volume-of-production contract basis. Contracts may include both fixed monthly fees as well as variable fees based upon specific services provided to the customer. The fixed-fee portion is recognized periodically as earned (normally monthly) over the contractual period. The variable-fee portion is recognized as services are performed and differs from period to period based upon the actual provision of services. This Segment also sells industrial abrasives and roofing granule products. Product revenues are recognized generally when title and risk of loss transfer and when all revenue recognition criteria have been met. Title and risk of loss for domestic shipments generally transfer to the customer at the point of shipment. For export sales, title and risk of loss transfer in accordance with the international commercial terms included in the specific customer contract.

Harsco Industrial Segment—This Segment sells industrial grating products, high-security fencing, heat exchangers and heat transfer products. Product revenues are generally recognized when title and risk of loss transfer and when all of the revenue recognition criteria have been met. Title and risk of loss for domestic shipments generally transfer to the customer at the point of shipment. For export sales, title and risk of loss transfer in accordance with the international commercial terms included in the specific customer contract or purchase order.
Harsco Rail Segment—This Segment sells railway track maintenance equipment, after-market parts and provides railway track maintenance services. Product revenue is recognized generally when title and risk of loss transfer and when all of the revenue recognition criteria have been met. Title and risk of loss for domestic shipments generally transfer to the customer at the point of shipment. For export sales, title and risk of loss transfer in accordance with the international commercial terms included in the specific customer contract. Revenue may be recognized subsequent to the transfer of title and risk of loss for certain product sales, if the specific sales contract includes a customer acceptance clause that provides for different timing. In those situations, revenue is recognized after transfer of title and risk of loss and after customer acceptance.
Certain contracts within the Harsco Rail Segment, which meet specific criteria established in U.S. GAAP, are accounted for as long-term contracts. The Company recognizes revenues on two contracts from the federal railway system of Switzerland ("SBB") based on the percentage-of-completion (units-of-delivery) method of accounting, whereby revenues and estimated average costs of the units to be produced under the contracts are recognized as deliveries are made or accepted. Contract revenues and cost estimates are reviewed and revised, at a minimum quarterly, and adjustments are reflected in the accounting period as such amounts are determined. The Company recognized $42.5 million, $0.2 million and $1.9 million of revenue for the contracts with SBB for the years ended December 31, 2017, 2016 and 2015, respectively, under the percentage-of-completion (units-of-delivery) method. For 2017, product revenue gross margins would have been 200 basis points higher excluding the revenue recognized under the SBB contract. These revenues did not have a material impact on the Company's product revenue gross margins for 2016 and 2015. The Company is approximately 45% complete on its first contract and 0% completed on the second contract with SBB as of December 31, 2017 based on the amount of revenue recognized. See Note 3, Accounts Receivable and Inventories, for additional information.

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

On December 22, 2017, U.S. federal tax legislation, commonly referred to as the Tax Cuts and Jobs Act (the" Act") was signed into law. The Act, among other things, reduces the U.S. corporate income tax rate to 21% starting in 2018 and creates a territorial tax system with a one-time mandatory tax on previously deferred foreign earnings of U.S. subsidiaries. The Securities and Exchange Commission ("SEC") staff issued Staff Accounting Bulletin No. 118 ("SAB 118") to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Act. The Company has recognized the provisional tax impacts related to the revaluation of deferred tax assets and liabilities and included these amounts in the consolidated financial statements for the year ended December 31, 2017. The ultimate impact may differ from these provisional amounts, possibly materially, due to, among other things, additional analysis, changes in interpretations and assumptions the Company has made, additional regulatory guidance that may be issued and actions the Company may take as a result of the Act.
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
Based on an analysis of the earnings and profits ("E&P") for the Company's foreign subsidiaries, no toll charge has been recorded in 2017 related to the Act. Given the complexities of the E&P calculations and the guidance provided by SAB 118, the Company will continue to analyze this provisional amount until the Company's U.S. tax return is filed in 2018. The Company does not anticipate a change in the indefinite reinvestment assertion, as a result of the Act. However, the Company considers the indefinite reinvestment assertion to be provisional and will continue to analyze the impact of the Act on this assertion during the SAB 118 measurement period.
The significant assumptions and estimates described in the preceding paragraphs are important contributors to the effective tax rate each year.
See Note 10, Income Taxes, for additional information.
Accrued Insurance and Loss Reserves
The Company retains a significant portion of the risk for U.S. workers' compensation, U.K. employers' liability, automobile, general and product liability losses. During 2017, 2016 and 2015, the Company recorded insurance expense from continuing operations related to these lines of coverage of $16.4 million, $15.0 million and $13.6 million, respectively. Reserves have been recorded that reflect the undiscounted estimated liabilities including claims incurred but not reported. When a recognized liability is covered by third-party insurance, the Company records an insurance claim receivable to reflect the covered liability. Changes in the estimates of the reserves are included in net income (loss) in the period determined. During 2017, 2016 and 2015, the Company recorded retrospective insurance reserve adjustments that decreased pre-tax insurance expense from continuing operations for self-insured programs by $2.6 million, $5.4 million and $8.5 million, respectively. At December 31, 2017 and 2016, the Company has recorded liabilities of $33.6 million and $37.1 million, respectively, related to both asserted as well as unasserted insurance claims. Included in the balances at December 31, 2017 and 2016 were $4.1 million and
$3.5 million, respectively, of recognized liabilities covered by insurance carriers. Amounts estimated to be paid within one year have been included in current caption, Insurance liabilities, with the remainder included in non-current caption, Insurance liabilities, on the Consolidated Balance Sheets.

Warranties
The Company has recorded product warranty reserves of $6.0 million, $6.3 million and $7.8 million at December 31, 2017, 2016 and 2015, respectively. The Company provides for warranties of certain products as they are sold. The following table summarizes the warranty activity for 2017, 2016 and 2015:

(In thousands)	2017	2016	2015
Warranty reserves, beginning of the year	$6,281	$7,844	$8,886
Accruals for warranties issued during the year	5,528	6,439	3,656
Reductions related to pre-existing warranties	(3,792)	(5,611)	(3,042)
Warranties paid	(2,078)	(2,372)	(1,629)
Other (principally foreign currency translation)	17	(19)	(27)
Warranty reserves, end of the year	$5,956	$6,281	$7,844
Warranty expense and payments are incurred principally in the Harsco Industrial and Harsco Rail Segments. Warranty activity may vary from year to year depending upon the mix of revenues and contractual terms related to product warranties.
Foreign Currency Translation
The financial statements of the Company's subsidiaries outside the U.S., except for those subsidiaries located in highly inflationary economies and those entities for which the U.S. dollar is the currency of the primary economic environment in which the entity operates, are measured using the local currency as the functional currency. Assets and liabilities of these subsidiaries are translated at the exchange rates at the balance sheet date. Resulting translation adjustments are recorded in the cumulative translation adjustment account, a separate component of Accumulated other comprehensive loss on the Consolidated Balance Sheets. Income and expense items are translated at average monthly exchange rates. Gains and losses from foreign currency transactions are included in Operating income from continuing operations. For subsidiaries operating in highly inflationary economies, and those entities for which the U.S. dollar is the currency of the primary economic environment in which the entity operates, gains and losses on foreign currency transactions and balance sheet translation adjustments are included in Operating income from continuing operations.

Financial Instruments and Hedging
The Company has operations throughout the world that are exposed to fluctuations in related foreign currencies in the normal course of business. The Company seeks to reduce exposure to foreign currency fluctuations through the use of forward exchange contracts. The Company does not hold or issue financial instruments for trading purposes and it is the Company's policy to prohibit the use of derivatives for speculative purposes. The Company has a Foreign Currency Risk Management Committee that meets periodically to monitor foreign currency risks.
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
The Company uses interest rate swaps in conjunction with certain debt issuances in order to secure a fixed interest rate.  The interest rate swaps are recorded on the Consolidated Balance Sheets at fair value, with changes in value attributed to the effect of the swaps’ interest spread and changes in the credit worthiness of the counter-parties recorded in Accumulated other comprehensive loss.
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
See Note 14, Financial Instruments, for additional information.

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

See Note 12, Capital Stock, for additional information.

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

On January 1, 2017, the Company adopted changes issued by the FASB amending the accounting for stock-based compensation and requiring excess tax benefits and shortfalls to be recognized as a component of income tax expense rather than equity. These changes also required excess tax benefits and shortfalls to be presented as an operating activity on the Consolidated Statement of Cash Flows and allowed an entity to make an accounting policy election to either estimate expected forfeitures or to account for them as they occur. These changes resulted in the Company recording the cumulative impact of approximately $1 million pre-tax on January 1, 2017 to retained earnings, related to the Company electing to not estimate forfeitures on stock compensation plans but rather recognize forfeitures as they occur. The inclusion of excess tax benefits and shortfalls as a component of the Company’s income tax expense will increase volatility within the provision for income taxes as the amount of excess tax benefits or deficiencies from stock-based compensation awards are dependent on the Company's stock price at the date an award vests. The impact to income tax expense resulting from this change was tax benefit of $0.4 million for the year ended December 31, 2017.

During the second quarter of 2017, the Company early-adopted changes issued by the FASB that added and clarified guidance related to the classification, presentation and disclosure of restricted cash in the statement of cash flows. The adoption of these changes did not have an impact on the Company's consolidated statement of cash flows for the current and prior periods.

The following accounting standards have been issued and become effective for the Company at a future date:
In May 2014, the FASB issued changes, with subsequent amendments, related to the recognition of revenue from contracts with customers. The changes clarify the principles for recognizing revenue and develop a common revenue standard. The core principle of the changes is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The changes also require additional disclosures related to revenue recognition. These changes become effective for the Company on January 1, 2018. The Company will adopt the standard using the modified retrospective method of implementation with the cumulative effect of initially applying the changes recognized in retained earnings at the date of initial application. Management has determined that the most significant impact will be with regard to the timing of revenue recognition associated with the air-cooled heat exchanger business of the Harsco Industrial Segment and certain equipment sales in the Harsco Rail Segment. The Company currently recognizes revenues on such arrangements upon the completion of the efforts associated with these arrangements. However, as a result of these changes, revenue from these arrangements will be recognized over time, increasing revenue in earlier periods, creating a new caption on the balance sheet related to Contract assets and reducing both Inventories and Advances on contracts and other customer advances. The cumulative effect to retained earnings upon adoption is not expected to be material. Management has determined that there will not be any significant impact with regard to the timing of revenue recognition associated with the Harsco Metals & Minerals Segment or the industrial grating and fencing or heat transfer businesses of the Harsco Industrial Segment.  The Company does not expect any impact on the timing of operating cash flows. Management is currently finalizing the impact of these changes, including the impact of income taxes, internal controls over financial reporting, and the new disclosure requirements; and the expected impact upon adoption may change based on this evaluation.

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

In March 2017, the FASB issued changes to how employers that sponsor defined benefit pension plans and other postretirement plans present the net periodic pension cost ("NPPC") in the statement of operations. An employer will be required to report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. Other components of NPPC are required to be presented in the statement of operations separately from the service cost component and outside of the subtotal of income from operations. The changes also allow only the service cost component to be eligible for capitalization. The changes become effective for the Company on
January 1, 2018. There would be no change to Income from continuing operations before income taxes and equity income.

In May 2017, the FASB issued changes to clarify when revisions to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The changes require modification accounting only in circumstances when the terms or conditions result in changes to the fair value, vesting conditions or classification of the award as an equity instrument or a liability. The changes become effective for the Company on January 1, 2018. Management does not believe these changes will impact its consolidated financial statements.

In August 2017, the FASB issued changes which expand and refine hedge accounting for both financial and non-financial risk components, aligns the recognition and presentation of the effects of hedging instruments and hedged items in the financial statements and includes certain targeted improvements to ease the application of current guidance related to the assessment of hedge effectiveness. The amendments in this update should be applied to hedging relationships existing on the date of adoption, which includes a cumulative-effect adjustment to eliminate any ineffectiveness recorded to accumulated other comprehensive income or loss with a corresponding adjustment to the opening balance of retained earnings as of the beginning of the fiscal year in which adoption occurred. Presentation and disclosure amendments are required to be applied prospectively. The changes become effective for the Company on January 1, 2019. Management is currently evaluating the impact of these changes on its consolidated financial statements.

3. Accounts Receivable and Inventories
Accounts receivable consist of the following:

(In thousands)	December 31 2017	December 31 2016
Trade accounts receivable	$292,765	$248,354
Less: Allowance for doubtful accounts	(4,731)	(11,800)
Trade accounts receivable, net	$288,034	$236,554
Other receivables (a)	$20,224	$21,053

(a)	Other receivables include insurance claim receivables, employee receivables, tax claim receivables and other miscellaneous receivables not included in Trade accounts receivable, net
The decrease in Allowance for doubtful accounts in 2017 is due to the write-off of previously reserved accounts receivable balances.
The provision for doubtful accounts related to trade accounts receivable was as follows:

	Years Ended December 31
(In thousands)	2017	2016	2015
Provision for doubtful accounts related to trade accounts receivable	$5,346	$(38)	$13,047
The increase in the provision for doubtful accounts for the year ended 2017 is due principally to the write-off of certain pre-administration receivable balances for one of the Company's customers in Australia.
Inventories consist of the following:

(In thousands)	December 31 2017	December 31 2016
Finished goods	$26,415	$26,464
Work-in-process	24,367	22,815
Contracts-in-process	45,599	54,044
Raw materials and purchased parts	58,943	61,450
Stores and supplies	22,969	22,908
Total inventories	$178,293	$187,681
Valued at lower of cost or market:
LIFO basis	$80,644	$79,933
FIFO basis	52,832	64,742
Average cost basis	44,817	43,006
Total inventories	$178,293	$187,681
Inventories valued on the LIFO basis at both December 31, 2017 and 2016 were approximately $33 million less than the amounts of such inventories valued at current costs. During 2017 and 2016, as a result of reducing certain inventory quantities valued on a LIFO basis, net income (loss) decreased from that which would have been recorded under the FIFO basis of valuation by $0.4 million and $1.3 million, respectively. During 2015, there was no significant impact on net income (loss) as a result of reducing certain inventory quantities valued on a LIFO basis.

Contracts-in-process consist of the following:

(In thousands)	December 31 2017	December 31 2016
Contract costs accumulated to date	$73,740	$90,276
Estimated forward loss provisions for contracts-in-process (b)	(28,141)	(36,232)
Contracts-in-process (c)	$45,599	$54,044

(b)
To the extent that the estimated forward loss provision exceeds accumulated contract costs it is included in the caption Other current liabilities on the Consolidated Balance Sheets. At December 31, 2017 and December 31, 2016, this amount totaled $3.0 million and $6.7 million, respectively.

(c)
At December 31, 2017 and December 31, 2016, the Company has $97.9 million and $101.1 million, respectively, of customer advances related to contracts-in-process. These amounts are included in Advances on contracts and other customer advances on the Consolidated Balance Sheets.

During 2016, as a result of increased vendor costs, ongoing discussions with SBB, and increased estimates for commissioning, certification and testing costs, as well as expected settlements with SBB, the Company concluded it will have a loss on the contracts with SBB. The Company recognized an estimated forward loss provision related to the SBB contracts of
$45.1 million for the year ended December 31, 2016 in Costs of products sold on the Consolidated Statements of Operations. There was no estimated forward loss provision recognized for the years ended December 31, 2017 or 2015. The estimated forward loss provision represents the Company's best estimate best on currently available information. It is possible that the Company's overall estimate of costs to complete these contracts may increase which would result in an additional estimated forward loss provision at such time, but the Company is unable to estimate any further possible loss or range of loss at December 31, 2017.

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

The Company's proportionate share of Brand's net income or loss is recorded one quarter in arrears. Brand's summarized balance sheet information at June 30, 2016 and summarized statement of operations information for the period from October 1, 2015 through June 30, 2016 and the year ended September 30, 2015 are summarized as follows:

(In thousands)	June 30 2016
Summarized Balance Sheet Information of Brand:
Current assets	$896,933
Property and equipment , net	884,979
Other noncurrent assets	1,454,951
Total assets	$3,236,863

Short-term borrowings, including current portion of long-term debt	$14,402
Other current liabilities	341,979
Long-term debt	1,857,162
Other noncurrent liabilities	351,714
Total liabilities	2,565,257
Equity	671,606
Total liabilities and equity	$3,236,863

(In thousands)	Period From October 1, 2015 Through June 30 2016 (a)	Year Ended September 30 2015
Summarized Statement of Operations Information of Brand:
Net revenues	$2,333,561	$2,976,471
Gross profit	499,005	649,596
Net income attributable to Brand Energy & Infrastructure Services, Inc. and Subsidiaries	20,756	605
Harsco's equity in income of Brand	5,686	175

(a)	The Company's equity method investment in Brand was sold in September 2016; accordingly equity income was recorded for the period from October 1, 2015 through June 30, 2016.

There was no change in fair value to the unit adjustment liability for the year ended 2017 due to the sale of the interest in Brand. For the years ended 2016 and 2015, the Company recognized $4.7 million and $8.5 million, respectively, of change in fair value to the unit adjustment liability, exclusive of the fair value adjustment resulting from the decision not to make the quarterly payments in 2016 and the loss related to the sale of the Company's interest, in Change in fair value to the unit adjustment liability and loss on dilution and sale of equity method investment on the Consolidated Statement of Operations. As a result of the sale of the Company's equity interest in Brand, there were no remaining balances related to the unit adjustment liability at December 31, 2017 and 2016. A reconciliation of beginning and ending balances related to the unit adjustment liability is included in Note 13, Financial Instruments.

5. Property, Plant and Equipment
Property, plant and equipment consist of the following:

(In thousands)	Estimated Useful Lives	December 31 2017	December 31 2016
Land	—	$10,840	$10,606
Land improvements	5-20 years	14,996	15,032
Buildings and improvements (a)	5-40 years	198,582	185,657
Machinery and equipment	3-20 years	1,599,713	1,525,156
Uncompleted construction	—	24,387	21,035
Gross property, plant and equipment		1,848,518	1,757,486
Less: Accumulated depreciation		(1,368,771)	(1,267,231)
Property, plant and equipment, net		$479,747	$490,255
(a) Buildings and improvements include leasehold improvements that are amortized over the shorter of their useful lives or the initial term of the lease.
Included in the amounts are $5.5 million and $8.7 million of property, plant and equipment under capital leases at December 31, 2017 and 2016, respectively.

6. Goodwill and Other Intangible Assets
Goodwill by Segment
The following table reflects the changes in carrying amounts of goodwill by segment for the years ended December 31, 2017 and 2016:

(In thousands)	Harsco Metals & Minerals Segment	Harsco Industrial Segment	Harsco Rail Segment	Consolidated Totals
Balance at December 31, 2015	$380,761	$6,806	$12,800	$400,367
Changes to goodwill	—	33	226	259
Foreign currency translation	(18,375)	—	—	(18,375)
Balance at December 31, 2016	362,386	6,839	13,026	382,251
Foreign currency translation	19,507	—	—	19,507
Balance at December 31, 2017	$381,893	$6,839	$13,026	$401,758

The Company's methodology for determining reporting unit fair value is described in Note 1, Summary of Significant Accounting Policies. Performance of the Company's 2017 annual impairment test did not result in impairment of any of the Company's reporting units.

Intangible Assets
Intangible assets totaled $38.3 million, net of accumulated amortization of $163.9 million at December 31, 2017 and
$41.6 million, net of accumulated amortization of $153.5 million at December 31, 2016. The following table reflects these intangible assets by major category:

	December 31, 2017		December 31, 2016
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer related	$153,014	$121,385	$146,840	$112,610
Patents	5,825	5,700	5,729	5,534
Technology related	26,131	26,131	25,687	25,634
Trade names	8,317	4,845	8,306	4,529
Other	8,875	5,850	8,512	5,200
Total	$202,162	$163,911	$195,074	$153,507

Amortization expense for intangible assets was $5.1 million, $7.9 million and $8.8 million for 2017, 2016 and 2015, respectively. The following table shows the estimated amortization expense for the next five fiscal years based on current intangible assets.

(In thousands)	2018	2019	2020	2021	2022
Estimated amortization expense (a)	$5,000	$4,750	$4,500	$4,250	$4,000

(a)	These estimated amortization expense amounts do not reflect the potential effect of future foreign currency exchange rate fluctuations.

7. Debt and Credit Agreements
The Company has a multi-year revolving credit facility (the "Revolving Credit Facility") that is available for use throughout the world. The following table illustrates the amount outstanding under the Revolving Credit Facility and available credit at December 31, 2017.

	December 31, 2017
(In thousands)	Facility Limit	Outstanding Balance	Outstanding Letters of Credit	Available Credit
Revolving Credit Facility (a U.S.-based program)	$400,000	$41,000	$31,432	$327,568
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

During September 2016, the Company received approximately $145 million in cash, net, from its sale of its remaining 26% equity interest in the Infrastructure strategic venture. The Company used these proceeds to repay $85.0 million on the term loan A facility and $60.0 million on the Revolving Credit Facility. Related to the repayment of the term loan A facility, the Company expensed $1.1 million of unamortized deferred financing costs.

In November 2016, the Company entered into a senior secured credit facility (the “Senior Secured Credit Facility”), consisting of a $400 million Revolving Credit Facility and a $550 million term loan facility (the "Term Loan Facility"). Upon closing of the Senior Secured Credit Facility, the Company amended and extended the existing Revolving Credit Facility, repaid the existing term loan A facility and redeemed, satisfied and discharged its 5.75% notes (the "Notes") in accordance with the indenture governing the Notes. As a result, a charge of $35.3 million was recorded during the fourth quarter of 2016 consisting principally of the cost of early extinguishment of the Notes and the write-off of unamortized deferred financing costs associated with the Company’s existing Financing Agreements and the Notes and is reflected in the financing activities section of the Consolidated Statements of Cash Flows as a reduction of long-term debt.
In December 2017, the Company amended its existing Senior Secured Credit Facility in order to, among other things, reduce the interest rate applicable to the Term Loan Facility, improve certain covenants and extend the maturity date by a year until December 2024. As a result of this amendment, a charge of $2.3 million was recorded during the fourth quarter of 2017 consisting principally of fees associated with the transaction and the write-off of unamortized deferred financing costs and is reflected in the operating activities section of the Consolidated Statements of Cash Flows as part of Net income.
Borrowings under the $400 million Revolving Credit Facility bear interest at a rate per annum ranging from 87.5 to 200 basis points over the base rate or 187.5 to 300 basis points over the adjusted London Interbank Offered Rate ("LIBOR") as defined in the credit agreement governing the Senior Secured Credit Facility (the "Credit Agreement").  Any principal amount outstanding under the Revolving Credit Facility is due and payable on the maturity of the Revolving Credit Facility.  The Revolving Credit Facility matures on November 2, 2021.
Borrowings under the Term Loan Facility bear interest at a rate per annum of 200 basis points over the base rate or 300 basis points over the adjusted LIBOR rate, subject to a 1% floor, as defined in the Credit Agreement. The Term Loan Facility requires scheduled quarterly payments, each equal to 0.25% of the original principal amount of the loans under the Term Loan Facility. These payments are reduced by the application of any prepayments and any remaining balance is due and payable on the maturity of the Term Loan Facility. The Term Loan Facility matures on December 8, 2024.
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

At December 31, 2017, the Company had $586.9 million of borrowings under the Senior Secured Credit Facility consisting of $545.9 million under the Term Loan Facility and $41.0 million under the Revolving Credit Facility. At December 31, 2017, of these balances $581.4 million was classified as Long-term debt and $5.5 million was classified as Current maturities of long-term debt on the Consolidated Balance Sheets. At December 31, 2016, the Company had $648.0 million of borrowings under the Senior Secured Credit Facility consisting of $550.0 million under the Term Loan Facility and $98.0 million under the Revolving Credit Facility. At December 31, 2016, of these balances $642.5 million was classified as Long-term debt and $5.5 million was classified as Current maturities of long-term debt on the Consolidated Balance Sheets.

Short-term borrowings amounted to $8.6 million and $4.3 million at December 31, 2017 and 2016, respectively. At December 31, 2017 and 2016, Short-term borrowings consist primarily of bank overdrafts and other third party debt. The weighted-average interest rate for short-term borrowings at December 31, 2017 and 2016 was 4.3% and 6.2%, respectively.
Long-term debt consists of the following:

(In thousands)	December 31 2017	December 31 2016
Senior Secured Credit Facilities:
Term Loan Facility with an interest rate of 4.6% and 6.0% at December 31, 2017 and 2016, respectively	$545,875	$550,000
Revolving Credit Facility with an average interest rate of 4.2% and 3.6% at December 31, 2017 and 2016, respectively	41,000	98,000
Other financing payable (including capital leases) in varying amounts due principally through 2017 with a weighted-average interest rate of 5.0% and 5.7% at December 31, 2017 and 2016, respectively	6,784	25,410
Total debt obligations	593,659	673,410
Less: deferred financing costs	(15,657)	(18,597)
Total debt obligations, net of deferred financing costs	578,002	654,813
Less: current maturities of long-term debt	(11,208)	(25,574)
Long-term debt	$566,794	$629,239
The maturities of long-term debt for the four years following December 31, 2018 are as follows:

(In thousands)
2019	$6,274
2020	5,640
2021	46,498
2022	5,459
Cash payments for interest on debt were $44.3 million, $49.6 million and $44.4 million in 2017, 2016 and 2015, respectively.
The Credit Agreement contains a consolidated net debt to consolidated adjusted earnings before interest, tax, depreciation and amortization ("EBITDA") ratio covenant, which is not to exceed 3.75 to 1.0 and a minimum consolidated adjusted EBITDA to consolidated interest charges ratio covenant, which is not to be less than 3.0 to 1.0. The consolidated net debt to consolidated adjusted EBITDA ratio covenant is reduced to 3.5 to 1.0 after December 31, 2018. At December 31, 2017, the Company was in compliance with these and all other covenants.

8. Operating Leases
The Company leases certain property and equipment under noncancelable operating leases. Rental expense under such operating leases was $16.5 million, $16.9 million and $18.9 million in 2017, 2016 and 2015, respectively.
Future minimum payments under operating leases with noncancelable terms are as follows:

(In thousands)
2018	$12,845
2019	9,848
2020	8,021
2021	6,360
2022	4,090
After 2022	16,169
Total minimum rentals to be received in the future under noncancelable subleases at December 31, 2017 are $0.8 million.

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
For most U.S. defined benefit pension plans and a majority of international defined benefit pension plans, accrued service is no longer granted. In place of these plans, the Company has established defined contribution plans providing for the Company to contribute a specified matching amount for participating employees' contributions to the plan. For U.S. employees, this match is made on employee contributions up to 4% of eligible compensation. Additionally, the Company may provide a discretionary contribution for eligible employees. There have been no discretionary contributions provided for the years 2017, 2016 and 2015. For non-U.S. employees, this match is up to 6% of eligible compensation with an additional 2% going towards insurance and administrative costs.
NPPC for U.S. and international plans for 2017, 2016 and 2015 is as follows:

	U.S. Plans			International Plans
(In thousands)	2017	2016	2015	2017	2016	2015
Defined benefit pension plans:
Service cost	$43	$102	$118	$1,724	$1,585	$1,648
Interest cost	9,878	10,165	12,357	21,459	26,822	36,282
Expected return on plan assets	(10,485)	(10,721)	(14,041)	(40,469)	(42,979)	(50,091)
Recognized prior service costs	33	63	81	186	189	188
Recognized losses	5,701	5,493	4,919	16,283	12,002	16,875
Settlement/curtailment loss (gain)	—	276	—	(20)	79	(23)
Defined benefit pension plan cost (income)	5,170	5,378	3,434	(837)	(2,302)	4,879
Multiemployer pension plans	650	636	853	1,306	1,368	1,463
Defined contribution plans	4,239	3,833	3,921	5,905	5,807	6,765
Net periodic pension cost	$10,059	$9,847	$8,208	$6,374	$4,873	$13,107

The change in the financial status of the defined benefit pension plans and amounts recognized on the Consolidated Balance Sheets at December 31, 2017 and 2016 are as follows:

	U.S. Plans		International Plans
(In thousands)	2017	2016	2017	2016
Change in benefit obligation:
Benefit obligation at beginning of year	$305,652	$307,390	$952,360	$900,104
Service cost	43	102	1,724	1,585
Interest cost	9,878	10,165	21,459	26,822
Plan participants' contributions	—	—	61	68
Amendments	—	—	(4,459)	—
Actuarial (gain) loss	14,459	5,550	(3,613)	194,469
Settlements/curtailments	—	—	(3,362)	(1,527)
Benefits paid	(15,171)	(17,555)	(40,379)	(32,079)
Effect of foreign currency	—	—	91,795	(137,082)
Benefit obligation at end of year	$314,861	$305,652	$1,015,586	$952,360
Change in plan assets:
Fair value of plan assets at beginning of year	$205,271	$208,870	$732,743	$755,966
Actual return on plan assets	33,942	11,935	67,136	105,027
Employer contributions	5,899	2,021	18,187	17,192
Plan participants' contributions	—	—	61	68
Settlements/curtailments	—	—	(3,241)	(1,527)
Benefits paid	(15,171)	(17,555)	(39,800)	(31,485)
Effect of foreign currency	—	—	67,631	(112,498)
Fair value of plan assets at end of year	$229,941	$205,271	$842,717	$732,743

Funded status at end of year	$(84,920)	$(100,381)	$(172,869)	$(219,617)
Amounts recognized on the Consolidated Balance Sheets for defined benefit pension plans consist of the following at December 31, 2017 and 2016:

	U.S. Plans		International Plans
	December 31		December 31
(In thousands)	2017	2016	2017	2016
Noncurrent assets	$1,860	$668	$1,820	$1,118
Current liabilities	2,237	2,278	625	505
Noncurrent liabilities	84,543	98,771	174,064	220,230
Accumulated other comprehensive loss before tax	146,341	161,075	427,127	434,868
Amounts recognized in Accumulated other comprehensive loss, before tax, for defined benefit pension plans consist of the following at December 31, 2017 and 2016:

	U.S. Plans		International Plans
(In thousands)	2017	2016	2017	2016
Net actuarial loss	$146,340	$161,042	$430,377	$433,626
Prior service cost (credit)	1	33	(3,250)	1,242
Total	$146,341	$161,075	$427,127	$434,868
The estimated amounts that will be amortized from Accumulated other comprehensive loss into defined benefit pension plan NPPC in 2018 are as follows:

(In thousands)	U.S. Plans	International Plans
Net actuarial loss	$5,203	$15,186
Prior service cost (credit)	1	(149)
Total	$5,204	$15,037
The Company's estimate of expected contributions to be paid in 2018 for the U.S. and international defined benefit plans are $9.9 million and $19.2 million, respectively.

Future Benefit Payments
The expected benefit payments for defined benefit pension plans over the next ten years are as follows:

(In millions)	2018	2019	2020	2021	2022	2023-2027
U.S. Plans	$20.2	$19.3	$19.2	$19.2	$19.3	$94.1
International Plans	40.1	41.2	42.7	44.5	45.2	247.9

Net Periodic Pension Cost and Defined Benefit Pension Obligation Assumptions
The weighted-average actuarial assumptions used to determine the defined benefit pension plan NPPC for 2017, 2016 and 2015 were as follows:

	U.S. Plans December 31			International Plans December 31			Global Weighted-Average December 31
	2017	2016	2015	2017	2016	2015	2017	2016	2015
Discount rates	4.0%	4.2%	3.9%	2.8%	3.8%	3.7%	3.1%	3.9%	3.7%
Expected long-term rates of return on plan assets	7.3%	7.3%	7.5%	5.9%	6.5%	6.8%	6.2%	6.7%	7.0%
The expected long-term rates of return on defined benefit pension plan assets for the 2018 NPPC are 7.3% for the U.S. plans and 5.6% for the international plans. The expected global long-term rate of return on assets for 2018 is 6.0%.
The weighted-average actuarial assumptions used to determine the defined benefit pension plan obligations at
December 31, 2017 and 2016 were as follows:

	U.S. Plans		International Plans		Global Weighted-Average
	December 31		December 31		December 31
	2017	2016	2017	2016	2017	2016
Discount rates	3.5%	4.0%	2.6%	2.8%	2.8%	3.1%
Since accrued service is no longer granted to the U.S. defined benefit plans and the majority of the international defined benefit pension plans, the rate of compensation increase did not have a significant impact on the defined benefit pension obligation at December 31, 2017 and 2016 or the defined benefit pension plan NPPC for the years ended 2017, 2016 and 2015.
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

Accumulated Benefit Obligation
The accumulated benefit obligation for all defined benefit pension plans at December 31, 2017 and 2016 was as follows:

	U.S. Plans		International Plans
	December 31		December 31
(In millions)	2017	2016	2017	2016
Accumulated benefit obligation	$314.9	$305.7	$1,010.6	$946.3

Defined Benefit Pension Plans with Accumulated Benefit Obligation in Excess of Plan Assets
The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for defined benefit pension plans with accumulated benefit obligations in excess of plan assets at December 31, 2017 and 2016 were as follows:

	U.S. Plans		International Plans
	December 31		December 31
(In millions)	2017	2016	2017	2016
Projected benefit obligation	$306.0	$296.7	$986.6	$913.0
Accumulated benefit obligation	306.0	296.7	981.9	910.0
Fair value of plan assets	219.2	195.6	812.0	694.9
The asset allocations attributable to the Company's U.S. defined benefit pension plans at December 31, 2017 and 2016, and the long-term target allocation of plan assets, by asset category, are as follows:

	Target Long-Term Allocation	Percentage of Plan Assets December 31
U.S. Plans Asset Category		2017	2016
Domestic equity securities	34%-44%	38.6%	39.7%
International equity securities	19%-29%	24.5%	18.5%
Fixed income securities	28%-38%	30.9%	30.9%
Cash and cash equivalents	Less than 5%	1.0%	1.0%
Other (a)	0%-10%	5.0%	9.9%

(a)	Investments within this caption include diversified global asset allocation funds.
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
The Company reviews the long-term expected return on asset assumption on a periodic basis taking into account a variety of factors including the historical investment returns achieved over a long-term period, the targeted allocation of plan assets and future expectations based on a model of asset returns for an actively managed portfolio. The model simulates 1,000 different capital market results over 20 years. For both 2018 and 2017, the expected return-on-asset assumption for U.S. defined benefit pension plans was 7.3%.
The U.S. defined benefit pension plans' assets include 450,000 shares of the Company's common stock at both
December 31, 2017 and 2016, valued at $8.4 million and $6.1 million, respectively. These shares represented 3.7% and 3.0% of total U.S. plan assets at December 31, 2017 and 2016, respectively.
The asset allocations attributable to the Company's international defined benefit pension plans at December 31, 2017 and 2016 and the long-term target allocation of plan assets, by asset category, are as follows:

International Plans Asset Category	Target Long-Term Allocation	Percentage of Plan Assets December 31
		2017	2016
Equity securities	29.0%	38.9%	37.1%
Fixed income securities	50.0%	44.6%	43.9%
Cash and cash equivalents	—	0.3%	0.3%
Other (b)	21.0%	16.2%	18.7%
(b) Investments within this caption include diversified growth funds, real estate funds and infrastructure funds.
International defined benefit pension plan assets at December 31, 2017 in the U.K. defined benefit pension plan amounted to approximately 94% of the international defined benefit pension plan assets. The U.K. plan assets are allocated among various categories of equities, fixed income securities and cash and cash equivalents with professional investment managers whose performance is actively monitored. The primary investment objective is long-term growth of assets in order to meet present and future benefit obligations. The Company periodically conducts asset/liability modeling studies and accordingly adjusts investment amounts within asset categories to ensure the long-term investment strategy is aligned with the profile of benefit obligations.

For the international long-term rate of return assumption, the Company considered the current level of expected returns in risk-free investments (primarily government bonds); the historical level of the risk premium associated with other asset classes in which the portfolio is invested; and the expectations for future returns of each asset class and plan expenses. The expected return for each asset class was then weighted based on the target asset allocation to develop the expected long-term rate of return on assets. For 2018, the expected return on asset assumption for the U.K. plan is 5.5% and for 2017 the expected return on asset assumption for the U.K. plan was 5.8%. The remaining international defined benefit pension plans, with plan assets representing approximately 6% of the international defined benefit pension plan assets, are under the guidance of professional investment managers and have similar investment objectives.
The fair values of the Company's U.S. defined benefit pension plans' assets at December 31, 2017 by asset class are as follows:

(In thousands)	Total	Level 1	Level 2
Domestic equities:
Common stocks	$28,200	$28,200	$—
Mutual funds—equities	60,785	11,062	49,723
International equities:
Common stocks	1,429	1,429	—
Mutual funds—equities	54,879	54,879	—
Fixed income investments:
U.S. Treasuries and collateralized securities	18,407	—	18,407
Corporate bonds and notes	10,878	10,878	—
Mutual funds—bonds	41,745	12,184	29,561
Other—mutual funds	11,336	11,336	—
Cash and money market accounts	2,282	2,282	—
Total	$229,941	$132,250	$97,691
The fair values of the Company's U.S. defined benefit pension plans' assets at December 31, 2016 by asset class are as follows:

(In thousands)	Total	Level 1	Level 2
Domestic equities:
Common stocks	$27,339	$27,339	$—
Mutual funds—equities	54,102	9,928	44,174
International equities:
Mutual funds—equities	37,948	37,948	—
Fixed income investments:
U.S. Treasuries and collateralized securities	14,240	—	14,240
Corporate bonds and notes	11,457	11,457	—
Mutual funds—bonds	37,745	11,927	25,818
Other—mutual funds	20,346	20,346	—
Cash and money market accounts	2,094	2,094	—
Total	$205,271	$121,039	$84,232
The fair values of the Company's international defined benefit pension plans' assets at December 31, 2017 by asset class are as follows:

(In thousands)	Total	Level 1	Level 2
Equity securities:
Mutual funds—equities	$328,002	$—	$328,002
Fixed income investments:
Mutual funds—bonds	369,291	—	369,291
Insurance contracts	6,189	—	6,189
Other:
Other mutual funds	136,843	—	136,843
Cash and money market accounts	2,392	2,392	—
Total	$842,717	$2,392	$840,325

The fair values of the Company's international defined benefit pension plans' assets at December 31, 2016 by asset class are as follows:

(In thousands)	Total	Level 1	Level 2
Equity securities:
Mutual funds—equities	$272,070	$—	$272,070
Fixed income investments:
Mutual funds—bonds	314,098	—	314,098
Insurance contracts	7,657		7,657
Other:
Real estate funds / limited partnerships	23,714	—	23,714
Other mutual funds	113,345	—	113,345
Cash and money market accounts	1,859	1,859	—
Total	$732,743	$1,859	$730,884

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

Multiemployer Pension Plans
The Company, through the Harsco Metals & Minerals Segment, contributes to several MEPPs under the terms of collective-bargaining agreements that cover union-represented employees, many of whom are temporary in nature. The Company's total contributions to MEPPs were $2.0 million, $2.0 million and $2.5 million for the years ended December 31, 2017, 2016 and 2015, respectively.

10. Income Taxes
On December 22, 2017, the Act was signed into law. The Act, among other things, reduces the U.S. corporate income tax rate to 21% starting in 2018 and creates a territorial tax system with a one-time mandatory tax on previously deferred foreign earnings of U.S. subsidiaries.

The Company uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. As a result of the Act, the Company revalued the ending net deferred tax assets and liabilities at December 31, 2017 and recorded a provisional charge of $48.7 million, included in Income tax expense on the Company’s Consolidated Statement of Operations for 2017.

The Act provides for a one-time deemed mandatory repatriation of post-1986 undistributed foreign subsidiary E&P through 2017. Based on an analysis of E&P, no income tax expense was recorded in the Company’s Consolidated Statement of Operations for 2017.

On December 22, 2017, the SEC staff issued SAB 118 to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Act. The Company has recognized the revaluation of deferred tax assets and liabilities and included these amounts in the consolidated financial statements for 2017. The ultimate impact may differ from these provisional amounts, possibly materially, due to, among other things, additional analysis, changes in interpretations and assumptions the Company has made, additional regulatory guidance that may be issued, and actions the Company may take as a result of the Act. The accounting is expected to be completed when the Company's 2017 U.S. corporate income tax return is filed in 2018.
Income (loss) from continuing operations before income taxes and equity income as reported on the Consolidated Statements of Operations consists of the following:

(In thousands)	2017	2016	2015
U.S.	$5,694	$(99,939)	$16,169
International	89,757	20,468	18,646
Total income (loss) from continuing operations before income taxes and equity income	$95,451	$(79,471)	$34,815
Income tax expense as reported on the Consolidated Statements of Operations consists of the following:

(In thousands)	2017	2016	2015
Income tax expense (benefit):
Currently payable:
U.S. federal	$4,107	$(4,088)	$408
U.S. state	372	365	546
International	21,975	18,014	23,095
Total income taxes currently payable	26,454	14,291	24,049
Deferred U.S. federal	46,470	(8,195)	2,651
Deferred U.S. state	1,142	2,238	812
Deferred international	9,737	(1,697)	166
Total income tax expense	$83,803	$6,637	$27,678
Cash payments for income taxes were $24.9 million, $14.6 million and $18.9 million for 2017, 2016 and 2015, respectively.
A reconciliation of the normal expected statutory U.S. federal income tax expense (benefit) to the actual Income tax expense as reported on the Consolidated Statements of Operations is as follows:

(In thousands)	2017	2016	2015
U.S. federal income tax expense (benefit)	$33,408	$(27,815)	$12,185
U.S. state income taxes, net of federal income tax benefit	786	(355)	496
U.S. domestic manufacturing deductions and credits	(1,210)	(661)	(2,504)
Capital loss on sale of equity interest in Brand with no realizable tax benefit	—	16,106	—
Difference in effective tax rates on international earnings and remittances	675	2,006	5,095
Uncertain tax position contingencies and settlements	(1,517)	(1,886)	1,416
Changes in realization on beginning of the year deferred tax assets	2,758	1,978	923
Forward Loss Provisions in SBB Contract with no realizable tax benefits	—	15,768	—
Restructuring and impairment charges with no realizable tax benefits	—	—	8,508
U.S. non-deductible expenses	664	724	874
(Income) loss related to the Infrastructure Transaction	—	(644)	580
Impact of U.S. tax reform	48,680	—	—
Cumulative effect of change in statutory tax rates/laws	(153)	(388)	340
Income from unconsolidated entities	—	2,098	62
Other, net	(288)	(294)	(297)
Total income tax expense	$83,803	$6,637	$27,678

At December 31, 2017, 2016 and 2015, the Company's annual effective income tax rate on income from continuing operations was 87.8%, (8.4)% and 79.5%, respectively.

The Company’s international income from continuing operations before income taxes and equity income (loss) was
$89.8 million and $20.5 million for 2017 and 2016, respectively. This includes the estimated forward loss provision related to the SBB contracts of $45.1 million in 2016, on which no tax benefit was recognized because the losses occurred in entities where it is not more likely than not that the tax benefit will be realized. In 2017, because of the reduction in the U.S. corporate income tax rate from 35% to 21% under the Act, the Company revalued its ending net deferred tax asset related to the outside basis difference in its international branches and recognized a provisional $6.5 million tax expense in the Company’s Consolidated Statement of Operations for 2017. The increased international income from continuing operations, the additional valuation allowance on the deferred tax assets in certain jurisdictions and the provisional tax expense because of the Act increased the Company’s total international income tax expense to $31.7 million in 2017 from $16.3 million in 2016.

The Company’s differences in effective tax rates for 2017 and 2016 on international earnings and remittances was $0.7 million and $2.0 million, respectively, which included U.S tax on international deemed remittances of $6.4 million and $7.3 million, respectively. This decrease is primarily due to the change in the mix of earnings between jurisdictions.
The Company's income from continuing operations before income taxes and equity income attributable to the U.S. was $5.7 million for 2017 compared to loss from continuing operations before income taxes and equity attributable to the U.S. of $99.9 million for 2016. In 2017, due to the impact of the Act, the Company recognized a $14.9 million provisional tax expense because of revaluing the U.S. ending net deferred tax assets from 35% to the newly enacted U.S. corporate income tax rate of 21%, and established a provisional valuation allowance on the full amount of foreign tax credit carryforward of $27.3 million due to the impact the Act had on future foreign source income. In 2016, a valuation allowance of $16.1 million was established for the deferred tax asset resulting from the capital loss on the sale of the Company's equity interest in Brand, because it is not more likely than not that the benefit will be realized in the future. However, the net operating loss created by the loss on early extinguishment of debt was realized through a carryback to prior years with taxable income.
The tax effects of the temporary differences giving rise to the Company's deferred tax assets and liabilities at December 31, 2017 and 2016 are as follows:

	2017		2016
(In thousands)	Asset	Liability	Asset	Liability
Depreciation and amortization	$6,616	$—	$—	$10,089
Expense accruals	17,690	—	23,300	—
Inventories	4,390	—	6,611	—
Provision for receivables	649	—	1,015	—
Deferred revenue	—	979	—	1,852
Operating loss carryforwards	90,193	—	80,178	—
Foreign tax credit carryforwards	27,256	—	26,347	—
Capital loss carryforwards	11,011	—	18,163	—
Pensions	47,153	—	74,506	—
Currency adjustments	7,160	—	17,597	—
Deferred financing costs	—	2,135	—	—
Post-retirement benefits	403	—	760	—
Stock based compensation	4,761	—	5,812	—
Other	7,684	—	7,206	—
Subtotal	224,966	3,114	261,495	11,941
Valuation allowance	(174,227)	—	(146,097)	—
Total deferred income taxes	$50,739	$3,114	$115,398	$11,941
The deferred tax asset and liability balances recognized on the Consolidated Balance Sheets at December 31, 2017 and 2016 are as follows:

(In thousands)	2017	2016
Deferred income tax assets	$51,574	$106,311
Other liabilities	3,949	2,854

At December 31, 2017, the tax-effected amount of net operating loss carryforwards ("NOLs") totaled $90.2 million. Tax-effected NOLs from international operations are $73.5 million. Of that amount, $60.5 million can be carried forward indefinitely and $13.0 million will expire at various times between 2018 and 2038. Tax-effected U.S. state NOLs are $16.7 million. Of that amount, $3.9 million expire at various times between 2018 and 2022, $2.9 million expire at various times between 2023 and 2027, $4.3 million expire at various times between 2028 and 2032 and $5.6 million expire at various times between 2033 and 2038. At December 31, 2017, the tax-effected amount of capital loss carryforwards totaled $11.0 million which expire between 2018 and 2021.
Valuation allowances of $174.2 million and $146.1 million at December 31, 2017 and 2016, respectively, related principally to deferred tax assets for pension liabilities, NOLs, foreign tax credit carryforwards, capital loss carryforwards and foreign currency translation that are uncertain as to realizability. In 2017, the Company recorded a valuation allowance of $27.3 million related to foreign tax credit carryforwards due to the impact of the Act, an increase from foreign currency translation in the amount of $10.1 million and a net increase of $6.9 million related to losses in certain jurisdictions where the Company determined that it is more likely than not that these assets will not be realized. This was partially offset by a reduction related to current year pension adjustments recorded through Accumulated other comprehensive loss and a decrease related to U.S., Argentina and Belgium tax rate changes. In 2016, the Company recorded a valuation allowance of $16.1 million related to capital loss on sale of the Company's equity interest in Brand, $13.5 million related to estimated forward loss provisions related to the SBB contracts and current year pension adjustments of $19.2 million recorded through Accumulated other comprehensive loss. This was partially offset by the reduction from the effects of foreign currency translation adjustments and the decrease related to U.K. and France tax rate changes.
Based on an analysis of E&P for the Company's foreign subsidiaries, no toll charge has been recorded in 2017 related to the Act. Given the complexities of the E&P calculations and the guidance provided by SAB 118, the Company will continue to analyze this provisional amount until the Company's U.S. tax return is filed in 2018. The Company does not anticipate a change in the indefinite reinvestment assertion, as a result of the Act. However, the Company considers the indefinite reinvestment assertion to be provisional and will continue to analyze the impact of the Act on this assertion during the SAB 118 measurement period.
The Company recognizes accrued interest and penalty expense related to unrecognized income tax benefits in income tax expense. During 2016, the Company recognized an income tax benefit of $1.7 million, for interest and penalties primarily due to the expiration of statutes of limitation and resolution of examinations. The Company did not recognize any income tax expense or benefit for interest and penalties during 2017 and 2015. The Company has accrued $1.1 million, $1.1 million and $2.8 million for the payment of interest and penalties at December 31, 2017, 2016 and 2015 respectively.
A reconciliation of the change in the unrecognized income tax benefits balance from January 1, 2015 to December 31, 2017 is as follows:

(In thousands)	Unrecognized Income Tax Benefits	Deferred Income Tax Benefits	Unrecognized Income Tax Benefits, Net of Deferred Income Tax Benefits
Balances, January 1, 2015	$12,456	$(112)	$12,344
Additions for tax positions related to the current year (includes currency translation adjustment)	(483)	(2)	(485)
Additions for tax positions related to prior years (includes currency translation adjustment)	1,249	(4)	1,245
Other reductions for tax positions related to prior years	(7,846)	—	(7,846)
Statutes of limitation expirations	(173)	59	(114)
Settlements	(42)	15	(27)
Balance at December 31, 2015	5,161	(44)	5,117
Additions for tax positions related to the current year (includes currency translation adjustment)	744	(1)	743
Additions for tax positions related to prior years (includes currency translation adjustment)	358	(14)	344
Other reductions for tax positions related to prior years	(837)	—	(837)
Statutes of limitation expirations	(817)	27	(790)
Settlements	(27)	2	(25)
Balance at December 31, 2016	4,582	(30)	4,552

(In thousands)	Unrecognized Income Tax Benefits	Deferred Income Tax Benefits	Unrecognized Income Tax Benefits, Net of Deferred Income Tax Benefits
Additions for tax positions related to the current year (includes currency translation adjustment)	658	(2)	656
Other reductions for tax positions related to prior years	(321)	—	(321)
Statutes of limitation expirations	(1,296)	1	(1,295)
Total unrecognized income tax benefits that, if recognized, would impact the effective income tax rate at December 31, 2017	$3,623	$(31)	$3,592
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
The Company files income tax returns as prescribed by the tax laws of the jurisdictions in which it operates. With few exceptions, the Company is no longer subject to U.S and international income tax examinations by tax authorities through 2011.

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
In October 2009, the Company received notification of the SPRA's final administrative decision regarding the levying of ICMS in the State of São Paulo in relation to services provided to a customer in the State between January 2004 and May 2005. As of December 31, 2017, the principal amount of the tax assessment from the SPRA with regard to this case is approximately $2 million, with penalty, interest and fees assessed to date increasing such amount by an additional $24 million. Any change in the aggregate amount since the Company's last Annual Report on Form 10-K is due to an increase in assessed interest and statutorily mandated legal fees for the year, as well as foreign currency translation.

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
Brazilian Labor Disputes
The Company is subject to ongoing collective bargaining and individual labor claims in Brazil through the Harsco Metals & Minerals Segment which allege, among other things, the Company's failure to pay required amounts for overtime and vacation at certain sites.  The Company is vigorously defending itself against these claims; however, litigation is inherently unpredictable, particularly in foreign jurisdictions.  While the Company does not currently expect that the ultimate resolution of these claims will have a material adverse effect on the Company’s financial condition, results of operations or cash flows, it is not possible to predict the ultimate outcome of these labor-related disputes.

The Company is continuing to evaluate all known labor claims and as of December 31, 2017 and 2016, the Company has established reserves of $9.6 million and $7.9 million, respectively, on the Consolidated Balance Sheets for amounts considered to be probable and estimable. As the Company continues to evaluate these claims and takes actions to address them, the amount of established reserves may be impacted.

Customer Disputes
The Company may, in the normal course of business, become involved in commercial disputes with subcontractors or customers.

During the first quarter of 2015, a rail grinder manufactured by the Company's Harsco Rail Segment and operated by a subcontractor caught fire, causing a customer to incur monetary damages.  In August 2017, the Company reached a mutually agreed upon settlement with the customer whereby the Company (1) made a net payment of $5.4 million to the customer; (2) received ownership of the underlying equipment; and (3) was released from all claims and potential claims.  Based on the evaluation of the terms of the settlement, this settlement did not have a material impact on the Company’s results of operations.

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
Compliance Matter
As previously disclosed, the Company recently began an internal investigation, with the assistance of outside counsel, after it became aware of allegations involving an employee and an agent of the Harsco Rail subsidiary in China (“Harsco Rail China”). During this investigation, which remains ongoing, the Company learned about certain payments that potentially violate the Foreign Corrupt Practices Act. Revenues attributed to Harsco Rail China were less than approximately 2% of the Company’s consolidated revenues for each of the past three years.

The Company has voluntarily self-reported its findings to the SEC and the U.S. Department of Justice (the “DOJ”) and intends to fully cooperate with these agencies in their review. Based on information known to date, the Company believes the amount of the potential improper payments are not material to the consolidated financial statements. Any determination that the Company's operations or activities were not in compliance with existing laws or regulations could result in the imposition of fines and penalties. No provision with respect to this matter has been made in the Company’s consolidated financial statements. At this time, the Company cannot predict the outcome or impact of the investigation or the reviews by the SEC and the DOJ. However, based on information available at this time, the Company does not believe any potential liability would be material to the Company's consolidated financial position, although an amount recorded, if any, could be material to the results of operations for the period in which it may be recorded.

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
At December 31, 2017, there were 17,144 pending asbestos personal injury actions filed against the Company. Of those actions, 16,742 were filed in the New York Supreme Court (New York County), 110 were filed in other New York State Supreme Court Counties and 292 were filed in courts located in other states.
The complaints in most of those actions generally follow a form that contains a standard damages demand of $20 million or $25 million, regardless of the individual plaintiff's alleged medical condition, and without identifying any specific Company product.

At December 31, 2017, 16,712 of the actions filed in New York Supreme Court (New York County) were on the Deferred/Inactive Docket created by the court in December 2002 for all pending and future asbestos actions filed by persons who cannot demonstrate that they have a malignant condition or discernible physical impairment. The remaining 30 cases in New York County are pending on the Active or In Extremis Docket created for plaintiffs who can demonstrate a malignant condition or physical impairment.

The Company has liability insurance coverage under various primary and excess policies that the Company believes will be available, if necessary, to substantially cover any liability that might ultimately be incurred in the asbestos actions referred to above. The costs and expenses of the asbestos actions will be paid by the Company’s insurers.
In view of the persistence of asbestos litigation in the U.S., the Company expects to continue to receive additional claims in the future. The Company intends to continue its practice of vigorously defending these claims and cases. At December 31, 2017, the Company has obtained dismissal in 27,943 cases by stipulation or summary judgment prior to trial.

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

12. Capital Stock
The authorized capital stock of the Company consists of 150,000,000 shares of common stock and 4,000,000 shares of preferred stock, both having a par value of $1.25 per share. The preferred stock is issuable in series with terms as fixed by the Board of Directors (the "Board"). No preferred stock has been issued. The following table summarizes the Company's common stock:

	Shares Issued	Treasury Shares (a)	Outstanding Shares
Outstanding, January 1, 2015	112,357,348	31,697,498	80,659,850
Shares issued for vested restricted stock units	47,954	16,807	31,147
Treasury shares purchased	—	596,632	(596,632)
Outstanding, December 31, 2015	112,405,302	32,310,937	80,094,365
Shares issued for vested restricted stock units	94,572	13,974	80,598
Outstanding, December 31, 2016	112,499,874	32,324,911	80,174,963
Shares issued for vested restricted stock units	375,355	105,431	269,924
Stock appreciation rights exercised	12,897	3,932	8,965
Outstanding, December 31, 2017	112,888,126	32,434,274	80,453,852

(a)	The Company repurchases shares in connection with the issuance of shares under stock-based compensation programs and in accordance with Board authorized share repurchase programs.
The following is a reconciliation of the average shares of common stock used to compute basic earnings per common share to the shares used to compute diluted earnings per common share as shown on the Consolidated Statements of Operations:

(In thousands, except per share data)	2017	2016	2015
Income (loss) from continuing operations attributable to Harsco Corporation common stockholders	$7,626	$(86,336)	$7,168

Weighted-average shares outstanding—basic	80,553	80,333	80,234
Dilutive effect of stock-based compensation	2,287	—	131
Weighted-average shares outstanding—diluted	82,840	80,333	80,365
Income (loss) from continuing operations per common share, attributable to Harsco Corporation common stockholders:
Basic	$0.09	$(1.07)	$0.09

Diluted	$0.09	$(1.07)	$0.09

The following average outstanding stock-based compensation units were not included in the computation of diluted earnings per share because the effect was antidilutive:

(In thousands)	2017	2016	2015
Restricted stock units	—	810	—
Stock options	52	89	98
Stock appreciation rights	811	1,458	1,142
Performance share units	201	684	278

13. Stock-Based Compensation
During 2017, the Company’s stockholders and Board of Directors approved Amendment No. 1 to the 2013 Equity and Incentive Compensation Plan ("Amendment No. 1"). Amendment No. 1 increased the number of shares available for new awards and increased the number of shares that may be issued or transferred by the Company in connection with awards other than option rights or stock appreciation rights ("SARs"). The 2013 Equity and Incentive Plan, as amended (the "2013 Plan") authorizes the issuance of up to 7,800,000 shares of the Company's common stock for use in paying incentive compensation awards in the form of stock options or other equity awards such as restricted stock, restricted stock units ("RSUs"), SARs, or performance share units ("PSUs"). Of the 7,800,000 shares authorized, a maximum of 4,621,000 shares may be issued for awards other than option rights or SARs, as defined in the 2013 Plan. The 2016 Non-Employee Directors' Long-Term Equity Compensation Plan (the "2016 Plan") authorizes the issuance of up to 400,000 shares of the Company's common stock for equity awards. Both plans have been approved by the Company's stockholders. At December 31, 2017, there were 4,366,677 shares available for granting equity awards under the 2013 Plan, of which 2,834,345 shares were available for awards other than option rights or SARs. At December 31, 2017, there were 233,799 shares available for granting equity awards under the 2016 Plan.
Restricted Stock Units
The Company's Board approves the granting of performance-based RSUs as the long-term equity component of director, officer and certain key employee compensation. The RSUs require no payment from the recipient and compensation cost is measured based on the market price of the Company's common stock on the grant date and is generally recorded over the vesting period. RSUs granted to officers and certain key employees in 2015, either "cliff" vest at the end of three years, upon obtainment of specified retirement or years of service criteria. RSUs granted to officers and certain key employees in 2016 and 2017 either vest on a pro-rata basis over three years or upon obtainment of specified retirement or years of service criteria. Upon vesting, each RSU is exchanged for an equal number of shares of the Company's common stock. The vesting period for RSUs granted to non-employee directors is one year and each RSU is exchanged for an equal number of shares of the Company's common stock following the termination of the participant's service as a director. RSUs do not have an option for cash payment.
The following table summarizes RSUs issued and the compensation expense recorded for the years ended December 31, 2017, 2016 and 2015:

	RSUs (a)	Weighted Average Fair Value	Expense
(Dollars in thousands, except per unit)			2017	2016	2015
Directors:
2014	36,840	$24.80	$—	$—	$311
2015	59,985	$15.69	—	314	627
2016	109,998	$7.00	257	513	—
2017	56,203	$13.70	641	—	—
Employees:
2012	141,486	$18.75	—	—	(71)	(b)
2013	170,582	$20.63	—	66	87
2014	190,832	$25.21	316	669	504
2015	239,679	$16.53	597	880	919
2016	536,773	$7.09	1,011	995	—
2017	286,251	$13.70	1,417	—	—
Total			$4,239	$3,437	$2,377

(a)	Represents number of awards originally issued.

(b)	Represents the impact of forfeitures during 2015.

RSU activity for the year ended December 31, 2017 was as follows:

	Number of Shares	Weighted Average Grant-Date Fair Value
Non-vested at December 31, 2016	927,082	$11.19
Granted	342,454	13.70
Vested	(392,735)	11.96
Forfeited	(74,862)	12.96
Non-vested at December 31, 2017	801,939	11.73
At December 31, 2017, the total unrecognized compensation cost related to non-vested RSUs was $4.0 million, which will be recognized over a weighted-average period of 1.7 years. There was a $1.1 million decrease in excess tax benefits from RSUs recognized in equity in 2016 and none in 2015. Upon the adoption of changes issued by the FASB amending the accounting for stock-based compensation, the Company records any excess tax benefits or shortfalls as a component of income tax expense. See Note 1, Recently Adopted and Recently Issued Accounting Standards, for additional information.
Stock Appreciation Rights
The Company's Board approves the granting of SARs to officers and certain key employees under the 2013 Plan.  The SARs generally vest on a pro-rata basis from three to five years from the grant date or upon specified retirement or years of service criteria and expire no later than ten years after the grant date.  The exercise price of the SARs is equal to the fair value of Harsco common stock on the grant date.  Upon exercise, shares of Company's common stock are issued based on the increase in the fair value of the Company's common stock over the exercise price of the SAR.  SARs do not have an option for cash payment.

During 2015, the Company issued SARs covering 532,615 shares in May under the 2013 Plan. During 2016, the Company issued SARS covering 554,719 shares in May and 21,686 shares in November under the 2013 Plan. During 2017, the Company issued SARS covering 266,540 shares in March under the 2013 Plan.
The fair value of each SAR grant was estimated on the grant date using a Black-Scholes pricing model with the following assumptions:

	Risk-free Interest rate	Dividend Yield	Expected Life (Years)	Volatility	SAR Grant Price	Fair Value of SAR
May 2013 Grant	1.17%	3.61%	6.5	44.1%	$22.70	$6.86
June 2013 Grant	1.41%	3.56%	6.5	44.1%	23.03	7.07
November 2013 Grant	1.91%	3.13%	6.5	43.8%	26.22	8.60
April 2014 Grant	1.98%	3.53%	6.0	44.3%	23.25	7.25
May 2014 Grant (1st)	1.90%	3.16%	6.0	43.2%	25.93	8.16
May 2014 Grant (2nd)	1.82%	3.05%	6.0	42.8%	26.92	8.47
July 2014 Grant	2.00%	3.24%	6.0	41.2%	25.27	7.55
August 2014 Grant	1.92%	3.27%	6.0	41.2%	25.11	7.46
September 2014 Grant	2.03%	3.50%	6.0	40.6%	23.43	6.72
November 2014 Grant	1.78%	4.00%	6.0	38.6%	20.48	5.17
May 2015 Grant	1.70%	4.96%	6.0	35.8%	16.53	3.39
May 2016 Grant	1.39%	—%	6.0	42.1%	7.00	2.93
November 2016 Grant	1.74%	—%	6.0	43.8%	12.25	5.38
March 2017 Grant	2.17%	—%	6.0	43.9%	13.70	6.13
SARs activity for the years ended December 31, 2017 was as follows:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (in millions) (c)
Outstanding, December 31, 2016	1,535,873	$15.81	$3.4
Granted	266,540	13.70
Exercised	(32,703)	10.73
Forfeited/Expired	(90,434)	19.04
Outstanding, December 31, 2017	1,679,276	15.40	7.9

(c)	Intrinsic value is defined as the difference between the current market value and the exercise price, for those SARs where the market price exceeds the exercise price.

The total intrinsic value of SARs exercised in 2017 was $0.3 million. No SARs were exercised in 2016 and 2015.
The following table summarizes information concerning outstanding and exercisable SARs at December 31, 2017:

	SARs Outstanding				SARs Exercisable
Range of exercisable prices	Vested	Non-vested	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Life in Years	Number Exercisable	Weighted-Average Exercise Price per Share
$7.00 - $13.70	163,601	596,285	$9.40	8.65	163,601	$7.43
$16.53 - $22.70	377,147	255,269	18.29	6.66	377,147	18.26
$23.03 - $26.92	261,111	25,863	24.93	6.33	261,111	24.95
	801,859	877,417	15.40	7.51	801,859	18.23
Total compensation expense related to SARs was $2.0 million, $1.7 million and $1.2 million for the years ended December 31, 2017, 2016 and 2015, respectively. Vested and currently exercisable SARs have a weighted-average remaining contractual life of 7.51 years and an intrinsic value of $2.4 million at December 31, 2017 and total unrecognized compensation expense related to non-vested SARs was $2.1 million, which is expected to be recognized over a weighted average period of 1.7 years.
Weighted-average grant date fair value of non-vested SARs for the year ended December 31, 2017 was as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Non-vested shares, December 31, 2016	1,014,524	$3.84
Granted	266,540	6.13
Vested	(280,510)	3.59
Exercised	(32,703)	3.11
Forfeited	(90,434)	5.96
Non-vested shares, December 31, 2017	877,417	4.42
Performance Share Units
The Company's Board approves the granting of PSUs to officers and certain key employees that may be earned based on the Company's total shareholder return over the three-year performance period. PSUs are paid out at the end of each performance period based on the Company’s performance, which is measured by determining the percentile rank of the total shareholder return of the Company's common stock in relation to the total shareholder return of a specific peer group of companies. For PSUs issued in 2015, the peer group of companies utilized was the S&P Midcap 400 Index. For PSUs issued in 2016 and 2017, the peer group of companies utilized is the S&P 600 Industrial Index. The payment of PSUs following the performance period will be based in accordance with the scale set forth in the PSU agreements, and may range from 0% to 200% of the initial grant. PSUs do not have an option for cash payment.

During the year ended December 31, 2015, the Company granted 237,063 shares in May under the 2013 Plan. During the year ended December 31, 2016, the Company granted 527,249 shares in May and 9,524 shares in November under the 2013 plan. During the year ended December 31, 2017 the Company granted 286,251 shares in March under the 2013 Plan. The fair value of PSUs granted was estimated on the grant date using a Monte Carlo pricing model with the following assumptions:

	Risk-free Interest rate	Dividend Yield	Expected Life (Years)	Volatility	Fair Value of PSU
April 2014 Grant	0.75%	—%	2.73	34.3%	$18.00
May 2014 Grant (1st)	0.70%	—%	2.65	31.8%	25.26
May 2014 Grant (2nd)	0.63%	—%	2.61	30.1%	27.53
July 2014 Grant	0.74%	—%	2.42	26.9%	22.31
August 2014 Grant	0.67%	—%	2.42	26.9%	21.86
September 2014 Grant	0.72%	—%	2.29	25.7%	15.26
November 2014 Grant	0.55%	—%	2.10	26.3%	7.42
May 2015 Grant	0.83%	—%	2.65	28.5%	14.48
May 2016 Grant	0.84%	—%	2.65	33.3%	7.19
November 2016 Grant	0.96%	—%	2.14	35.2%	17.84
March 2017 Grant	1.54%	—%	2.83	34.2%	17.05

Total compensation expense related to PSUs was $3.5 million, $2.5 million and $1.4 million for the years ended December 31, 2017, 2016 and 2015, respectively. At December 31, 2017, total unrecognized compensation expense related to non-vested PSUs was $3.9 million, which is expected to be recognized over a weighted average period of 1.7 years.

A summary of the Company's non-vested PSU activity during the years ending December 31, 2017 was as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Non-vested shares, December 31, 2016	692,562	$9.25
Granted	286,251	17.05
Forfeited	(68,387)	11.04
Cancellations (d)	(166,843)	14.48
Non-vested shares, December 31, 2017	743,583	10.91

(d)
The measurement period for PSUs issued in 2015 ended on December 31, 2017. The Company's total shareholder return compared to the peer group of companies resulted in no shares being issued because no PSUs were earned.

Stock Options
The Company's Board approves the granting of incentive stock options and nonqualified stock options to officers, certain key employees and non-employee directors under the plans noted above. The stock options would generally vest three years from the grant date, which is the date the Board approved the grants and expire no later than seven years after the grant date. The exercise price of the stock option would be fair value on the grant date. Upon exercise, a new share of Company common stock is issued for each stock option. Stock option activity for the years ended December 31, 2017 was as follows:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (in millions)(e)
Outstanding, December 31, 2016	55,000	$31.75	$—
Forfeited	(12,500)	31.75	—
Outstanding, December 31, 2017	42,500	31.75	—

(e)	Intrinsic value is defined as the difference between the current market value and the exercise price, for those options where the market price exceeds the exercise price.
All Stock options are vested and there was no compensation expense related to stock options in 2017, 2016 and 2015. There were no stock options exercised and no net cash proceeds from the exercise of stock options in 2017, 2016 and 2015.
The following table summarizes information concerning outstanding and exercisable options at December 31, 2017:

	Stock Options Outstanding				Stock Options Exercisable
Range of Exercisable Prices	Vested	Non-vested	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life in Years	Number Exercisable	Weighted Average Exercise Price Per Share
$31.75 - $31.75	42,500	—	$31.75	0.1	42,500	$31.75

14. Financial Instruments
Off-Balance Sheet Risk
As collateral for the Company's performance and to insurers, the Company is contingently liable under standby letters of credit, bonds and bank guarantees in the amounts of $275.4 million, $273.1 million and $232.5 million at December 31, 2017, 2016 and 2015, respectively. The increase at December 31, 2016 primarily relates to letters of credit and issuance of surety bonds related to the SBB rail order in the Harsco Rail Segment. These standby letters of credit, bonds and bank guarantees are generally in force for up to 2 years. Certain issues have no scheduled expiration date. The Company pays fees to various banks and insurance companies that range from 0.4% to 3.5% per annum of the instrument's face value. If the Company were required to obtain replacement standby letters of credit, bonds and bank guarantees at December 31, 2017 for those currently outstanding, it is the Company's opinion that the replacement costs would be within the present fee structure.
The Company has currency exposures in approximately 30 countries. The Company's primary foreign currency exposures during 2017 were in the European Union, the U.K. and Brazil.

Off-Balance Sheet Risk—Third-Party Guarantees
During June 2014, the Company provided a guarantee to Brand as part of the net working capital settlement related to the Infrastructure Transaction, for certain matters occurring prior to closing. The remaining term of this guarantee is 3 years at December 31, 2017. The maximum potential amount of future payments related to this guarantee is approximately $3 million at December 31, 2017. There is no recognition of this potential future payment in the consolidated financial statements as the Company believes the potential for making this payment is remote.
Any liabilities related to the Company's obligation to stand ready to act on third-party guarantees are included, Other current liabilities or Other liabilities (as appropriate), on the Consolidated Balance Sheets. Any recognition of these liabilities did not have a material impact on the Company's financial position or results of operations for 2017, 2016 or 2015.
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
All derivative instruments are recorded on the Consolidated Balance Sheets at fair value. Changes in the fair value of derivatives used to hedge foreign currency denominated balance sheet items are reported directly in earnings along with offsetting transaction gains and losses on the items being hedged. Derivatives used to hedge forecasted cash flows associated with foreign currency commitments may be accounted for as cash flow hedges, as deemed appropriate, if the criteria for hedge accounting are met. Gains and losses on derivatives designated as cash flow hedges are deferred in Accumulated other comprehensive loss, a separate component of equity, and reclassified to earnings in a manner that matches the timing of the earnings impact of the hedged transactions. The ineffective portion of all hedges, if any, is recognized currently in earnings.
The fair value of outstanding derivative contracts recorded as assets and liabilities on the Consolidated Balance Sheets:

	Asset Derivatives		Liability Derivatives
(In thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
December 31, 2017
Derivatives designated as hedging instruments:
Foreign currency exchange forward contracts	Other current assets	$2,329	Other current liabilities	$153
Interest rate swaps	Other current assets	464
Interest rate swaps	Other assets	170	Other liabilities	1,368
Total derivatives designated as hedging instruments		$2,963		$1,521
Derivatives not designated as hedging instruments:
Foreign currency exchange forward contracts	Other current assets	$2,915	Other current liabilities	$6,970

	Asset Derivatives		Liability Derivatives
(In thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
December 31, 2016
Derivatives designated as hedging instruments:
Foreign currency exchange forward contracts	Other current assets	$473		$166
Cross-currency interest rate swaps	Other current assets	514		—
Total derivatives designated as hedging instruments		$987		$166
Derivatives not designated as hedging instruments:
Foreign currency exchange forward contracts	Other current assets	$4,459	Other current liabilities	$3,372

All of the Company's derivatives are recorded on the Consolidated Balance Sheets at gross amounts and not offset. All of the Company's interest rate swaps, CCIRs and certain foreign currency exchange forward contracts are transacted under International Swaps and Derivatives Association ("ISDA") documentation. Each ISDA master agreement permits the net settlement of amounts owed in the event of default. The Company's derivative assets and liabilities subject to enforceable master netting arrangements resulted in a $0.2 million net liability at December 31, 2017. At December 31, 2016, such arrangements did not result in a net asset or net liability.

The effect of derivative instruments on the Consolidated Statements of Operations and the Consolidated Statements of Comprehensive Income (Loss):
Derivatives Designated as Hedging Instruments

(In thousands)	Amount of Gain (Loss) Recognized in Other Comprehensive Income ("OCI") on Derivative—Effective Portion	Location of Gain (Loss) Reclassified from Accumulated OCI into Income—Effective Portion	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income—Effective Portion	Location of Gain (Loss) Recognized in Income on Derivative—Ineffective Portion and Amount Excluded from Effectiveness Testing	Amount of Gain (Loss) Recognized in Income on Derivative—Ineffective Portion and Amount Excluded from Effectiveness Testing
Twelve Months Ended December 31, 2017:
Foreign currency exchange forward contracts	$3,547	Product revenues / Cost of services and products sold	$(954)		$—
Interest rate swaps	(734)		—		—
Cross-currency interest rate swaps	(205)	Interest Expense	1,002	Cost of services and products sold	420	(a)
	$2,608		$48		$420

Twelve Months Ended December 31, 2016:
Foreign currency exchange forward contracts	$2,294	Cost of services and products sold	$(410)		$—
Cross-currency interest rate swaps	(1,549)		—	Cost of services and products sold	4,042	(a)
	$745		$(410)		$4,042
Twelve Months Ended December 31, 2015:
Foreign currency exchange forward contracts	$2,479	Cost of services and products sold	$53		$—
Cross-currency interest rate swaps	9,012		—	Cost of services and products sold	30,359	(a)
	$11,491		$53		$30,359

(a)	These gains (losses) offset foreign currency fluctuation effects on the debt principal.

Derivatives Not Designated as Hedging Instruments

	Location of Loss Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative for the Twelve Months Ended December 31(b)
(In thousands)		2017	2016	2015
Foreign currency exchange forward contracts	Cost of services and products sold	$(23,572)	$15,875	$(158)

(b)	These gains (losses) offset amounts recognized in cost of service and products sold principally as a result of intercompany or third-party foreign currency exposures.

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
The following tables summarize, by major currency, the contractual amounts of the Company's foreign currency exchange forward contracts in U.S. dollars. The "Buy" amounts represent the U.S. dollar equivalent of commitments to purchase foreign currencies and the "Sell" amounts represent the U.S. dollar equivalent of commitments to sell foreign currencies. The recognized gains and losses offset amounts recognized in cost of services and products sold principally as a result of intercompany or third-party foreign currency exposures.
Contracted Amounts of Foreign Currency Exchange Forward Contracts Outstanding at December 31, 2017:

(In thousands)	Type	U.S. Dollar Equivalent	Maturity	Recognized Gain (Loss)
British pounds sterling	Sell	$76,761	January 2018	$(769)
British pounds sterling	Buy	5,960	January 2018	72
Euros	Sell	314,649	January 2018 through December 2018	(4,916)
Euros	Buy	223,111	January 2018 through November 2018	4,564
Other currencies	Sell	39,889	January 2018 through June 2018	(1,049)
Other currencies	Buy	11,487	January 2018	219
Total		$671,857		$(1,879)
Contracted Amounts of Foreign Currency Exchange Forward Contracts Outstanding at December 31, 2016:

(In thousands)	Type	U.S. Dollar Equivalent	Maturity	Recognized Gain (Loss)
British pounds sterling	Sell	$55,120	January 2017	$(228)
British pounds sterling	Buy	827	March 2017	(14)
Euros	Sell	326,797	January 2017 through December 2017	628
Euros	Buy	171,578	January 2017 through January 2018	(468)
Other currencies	Sell	43,455	January 2017 through September 2017	1,477
Other currencies	Buy	3,106	March 2017	(1)
Total		$600,883		$1,394
In addition to foreign currency exchange forward contracts, the Company designates certain loans as hedges of net investments in international subsidiaries. The Company recorded pre-tax net gains of $17.4 million, pre-tax net losses of $37.5 million and pre-tax net gains of $2.7 million related to hedges of net investments during 2017, 2016 and 2015, respectively, in Accumulated other comprehensive loss.
Interest Rate Swaps
The Company uses interest rate swaps in conjunction with certain debt issuances in order to secure a fixed interest rate.  The interest rate swaps are recorded on the Consolidated Balance Sheets at fair value, with changes in value attributed to the effect of the swaps’ interest spread and changes in the credit worthiness of the counter-parties recorded in Accumulated other comprehensive loss.

In January 2017, the Company entered into a series of interest rate swaps that cover the period from 2018 through 2021, and had the effect of converting $300.0 million of the Term Loan Facility from floating-rate to fixed-rate beginning in 2018.   The fixed rates provided by the swaps replace the adjusted LIBOR rate in the interest calculation, ranging from 1.65% for 2018 to 2.71% for 2021.

The following table indicates the notional amounts of the Company's interest rate swaps at December 31, 2017:

	Annual Notional Amount	Interest Rates
(In millions)		Receive	Pay
Maturing 2018 through 2021	$300.0	Floating U.S. dollar rate	Fixed U.S. dollar rate

Cross-Currency Interest Rate Swaps
The Company may use CCIRs in conjunction with certain debt issuances in order to secure a fixed local currency interest rate. Under these CCIRs, the Company receives interest based on a fixed or floating U.S. dollar rate and pays interest on a fixed local currency rate based on the contractual amounts in dollars and the local currency, respectively. At maturity, there is also the payment of principal amounts between currencies. The CCIRs are recorded on the Consolidated Balance Sheets at fair value, with changes in value attributed to the effect of the swaps' interest spread and changes in the credit worthiness of the counter-parties recorded in Accumulated other comprehensive loss. Changes in value attributed to the effect of foreign currency fluctuations are recorded on the Consolidated Statements of Operations and offset currency fluctuation effects on the debt principal. The Company had no outstanding CCIRs at December 31, 2017.

During November 2017, the Company's final CCIR matured. During March 2016, the Company effected the early termination of the British pound sterling CCIR with an original maturity date of 2020. The Company received $16.6 million in cash related to this termination. During August 2015, the Company effected the early termination of the euro CCIR with an original maturity date of 2018. The Company received $75.1 million in cash related to this termination. Euro denominated foreign currency exchange forward contracts were entered into later in 2015 that provide similar protection from changes in foreign exchange rates to the terminated CCIR contract. There was no gain or loss recorded on these terminations as any change in value attributable to the effect of foreign currency translation was previously recognized on the Consolidated Statements of Operations.

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
In instances in which multiple levels of inputs are used to measure fair value, hierarchy classification is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company's assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.
The following table indicates the fair value hierarchy of the financial instruments of the Company:

Level 2 Fair Value Measurements (In thousands)	December 31 2017	December 31 2016
Assets
Foreign currency exchange forward contracts	$5,244	$4,932
Interest rate swaps	634	—
Cross-currency interest rate swaps	—	514
Liabilities
Foreign-currency forward exchange contracts	7,123	3,538
Interest rate swaps	1,368	—

The following table reconciles the beginning and ending balances for liabilities measured on a recurring basis using unobservable inputs (Level 3) for the years ended December 31, 2017 and 2016:

Level 3 Liabilities—Unit Adjustment Liability (c) for the Twelve Months Ended December 31 (In thousands)	2016
Balance at beginning of year	$79,934
Reduction in the fair value related to election not to make 2016 payments	(19,145)
Sale of equity interest in Brand	(65,461)
Change in fair value to the unit adjustment liability	4,672
Balance at end of year	$—

(c)	See Note 4, Equity Method Investments, for additional information.
The Company primarily applies the market approach for recurring fair value measurements and endeavors to utilize the best available information. Accordingly, the Company utilizes valuation techniques that maximize the use of observable inputs, such as forward rates, interest rates, the Company's credit risk and counterparties' credit risks, and which minimize the use of unobservable inputs. The Company is able to classify fair value balances based on the ability to observe those inputs. Foreign currency exchange forward contracts, interest rate swaps and CCIRs are based upon pricing models using market-based inputs (Level 2). Model inputs can be verified and valuation techniques do not involve significant management judgment.
The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and short-term borrowings approximate fair value due to the short-term maturities of these assets and liabilities. At December 31, 2017 and 2016, the total fair value of long-term debt, including current maturities, was $599.1 million and $682.9 million, respectively, compared with a carrying value of $593.7 million and $673.4 million, respectively. Fair values for debt are based upon pricing models using market-based inputs (Level 2) for similar issues or on the current rates offered to the Company for debt of the same remaining maturities.
Concentrations of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. The Company places cash and cash equivalents with high-quality financial institutions and, by policy, limits the amount of credit exposure to any single institution.
Concentrations of credit risk with respect to accounts receivable are generally limited in the Harsco Industrial Segment. However, the Company's Harsco Metals & Minerals Segment and, to a lesser extent, the Harsco Rail Segment have several large customers throughout the world with significant accounts receivable balances. Consolidation in the global steel or rail industries could result in an increase in concentration of credit risk for the Company.
The Company generally does not require collateral or other security to support customer receivables. If a receivable from one or more of the Company's larger customers becomes uncollectible, it could have a material effect on the Company's results of operations or cash flows.

15. Information by Segment and Geographic Area
The Company reports information about operating segments using the "management approach," which is based on the way management organizes and reports the segments within the enterprise for making operating decisions and assessing performance. The Company's reportable segments are identified based upon differences in products, services and markets served. In 2017, the Company had three reportable segments. These segments and the types of products and services offered include the following:
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

Harsco Rail Segment
This Segment manufactures railway track maintenance and safety equipment and provides track maintenance services. The major customers include private and government-owned railroads and urban mass transit systems worldwide.

Other Information
The measurement basis of segment profit or loss is operating income (loss). There are no significant inter-segment sales. Corporate assets, at December 31, 2017 and 2016, include principally cash, prepaid taxes, fair value of derivative instruments and U.S. deferred income taxes. Countries with revenues from unaffiliated customers or net property, plant and equipment of ten percent or more of the consolidated totals (in at least one period presented) are as follows:
Information by Geographic Area (a)

	Revenues from Unaffiliated Customers
	Year Ended December 31
(In thousands)	2017	2016	2015
U.S.	$697,663	$614,327	$758,820
U.K.	146,624	156,552	217,011
All Other	762,775	680,344	747,261
Totals including Corporate	$1,607,062	$1,451,223	$1,723,092

(a)	Revenues are attributed to individual countries based on the location of the facility generating the revenue.

	Property, Plant and Equipment, Net
	Balances at December 31
(In thousands)	2017	2016	2015
U.S.	$120,555	$125,386	$142,506
China	95,569	90,288	97,305
Brazil	54,704	62,597	57,381
All Other	208,919	211,984	266,843
Totals including Corporate	$479,747	$490,255	$564,035
No single customer provided in excess of 10% of the Company's consolidated revenues in 2017, 2016 and 2015.
In 2017 and 2016, the Harsco Metals & Minerals Segment had one customer and in 2015 two customers that each provided in excess of 10% of this Segment's revenues under multiple long-term contracts at several mill sites. Should additional consolidations occur involving some of the steel industry's larger companies which are customers of the Company, it would result in an increase in concentration of credit risk for the Company. The loss of any one of the contracts would not have a material adverse effect upon the Company's financial position or cash flows; however, it could have a significant effect on quarterly or annual results of operations.

In 2017, the Harsco Industrial Segment had one customer, in 2016 no customers and in 2015 two customers that provided in excess of 10% of the Segment's revenues. In 2017 and 2016, the Harsco Rail Segment had one customer and in 2015 two customers that provided in excess of 10% of the Segment's revenues. The loss of any of these customers would not have a material adverse impact on the Company's financial positions or cash flows; however, it could have a material effect on quarterly or annual results of operations.
Operating Information by Segment:

	Twelve Months Ended
	December 31
(In thousands)	2017	2016	2015
Revenues
Harsco Metals & Minerals	$1,011,328	$965,540	$1,106,162
Harsco Industrial	299,592	247,542	357,256
Harsco Rail	295,999	238,107	259,674
Corporate	143	34	—
Total Revenues	$1,607,062	$1,451,223	$1,723,092

	Twelve Months Ended
	December 31
(In thousands)	2017	2016	2015
Operating Income (Loss)
Harsco Metals & Minerals	$105,257	$81,634	$26,289
Harsco Industrial	35,174	23,182	57,020
Harsco Rail	32,091	(17,527)	50,896
Corporate	(29,723)	(23,820)	(45,669)
Total Operating Income	$142,799	$63,469	$88,536
Total Assets
Harsco Metals & Minerals	$1,184,280	$1,181,602	$1,286,336
Harsco Industrial	113,410	107,987	119,830
Harsco Rail	237,135	204,477	219,753
Corporate	43,860	87,272	425,968
Total Assets	$1,578,685	$1,581,338	$2,051,887
Depreciation and Amortization
Harsco Metals & Minerals	$112,329	$120,611	$136,579
Harsco Industrial	7,360	7,223	6,266
Harsco Rail	4,221	5,383	6,093
Corporate	6,027	8,269	7,537
Total Depreciation and Amortization	$129,937	$141,486	$156,475
Capital Expenditures
Harsco Metals & Minerals	$87,526	$62,322	$99,563
Harsco Industrial	6,895	5,118	17,382
Harsco Rail	2,403	1,696	1,957
Corporate	1,490	204	4,650
Total Capital Expenditures	$98,314	$69,340	$123,552
Reconciliation of Segment Operating Income to Consolidated Income (Loss) From Continuing Operations Before Income Taxes and Equity Income:

	Twelve Months Ended
	December 31
(In thousands)	2017	2016	2015
Segment operating income	$172,522	$87,289	$134,205
General Corporate expense	(29,723)	(23,820)	(45,669)
Operating income from continuing operations	142,799	63,469	88,536
Interest income	2,469	2,475	1,574
Interest expense	(47,552)	(51,584)	(46,804)
Loss on early extinguishment of debt	(2,265)	(35,337)	—
Change in fair value to the unit adjustment liability and loss on dilution and sale of equity method investment	—	(58,494)	(8,491)
Income (loss) from continuing operations before income taxes and equity income	$95,451	$(79,471)	$34,815

Information about Products and Services:

	Revenues from Unaffiliated Customers
	Twelve Months Ended
	December 31
(In thousands)	2017	2016	2015
Key Product and Services Groups
Global expertise in providing on-site services of material logistics, product quality improvement and resource recovery for iron, steel and metals manufacturing; as well as value added environmental solutions for industrial co-products	$1,011,328	$965,540	$1,106,162
Railway track maintenance and safety equipment and track maintenance services	295,999	238,107	259,674
Air-cooled heat exchangers	144,955	93,616	186,243
Industrial grating and fencing products	116,598	115,914	129,869
Heat transfer products	38,039	38,012	41,144
General Corporate	143	34	—
Consolidated Revenues	$1,607,062	$1,451,223	$1,723,092

16. Other Expenses, Net
During 2017, 2016 and 2015, the Company recorded pre-tax other expenses, net of $4.6 million, $12.6 million and $30.6 million, respectively. The major components of this Consolidated Statements of Operations caption are as follows:

(In thousands)	2017	2016	2015
Net gains	$(5,136)	$(1,764)	$(10,613)
Employee termination benefit costs	7,350	10,777	14,914
Other costs to exit activities	1,633	440	13,451
Impaired asset write-downs	1,025	399	8,170
Foreign currency gains related to Harsco Rail Segment advances on contracts	—	—	(10,940)
Harsco Metals & Minerals Segment separation costs	—	3,235	9,922
Subcontractor settlement	—	—	4,220
Other expense	(231)	(467)	1,449
Total	$4,641	$12,620	$30,573

Net Gains
Net gains result from the sales of redundant properties (primarily land, buildings and related equipment) and non-core assets. In 2017, gains related to assets sold principally in Latin America and Western Europe. In 2016, gains related to assets sold principally in Western Europe, North America and Latin America. In 2015, gains related to assets sold principally in North America and Latin America.

	Net Gains
(In thousands)	2017	2016	2015
Harsco Metals & Minerals Segment	$(1,354)	$(1,828)	$(7,059)
Harsco Industrial Segment	(3,782)	64	(3,554)
Total	$(5,136)	$(1,764)	$(10,613)
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
The employee termination benefits costs in 2017 related principally to the Harsco Metals & Minerals Segment, primarily in Latin America and Western Europe. The employee termination benefits costs in 2016 related principally to the Harsco Metals & Minerals Segment, including a probable site exit and the impact of Harsco Metals & Minerals Segment's Improvement Plan ("Project Orion"), primarily in Western Europe, Latin America and North America. The employee termination benefits costs in 2015 related principally to the Harsco Metals & Minerals Segment, including the impact of Project Orion, primarily in Western Europe, North America and Asia Pacific.

	Employee Termination Benefit Costs
(In thousands)	2017	2016	2015
Harsco Metals & Minerals Segment	$4,411	$8,491	$11,454
Harsco Industrial Segment	617	947	561
Harsco Rail Segment	1,133	297	145
Corporate	1,189	1,042	2,754
Total	$7,350	$10,777	$14,914

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

In 2017, $1.6 million of exit costs were incurred, principally in Western Europe and North America. In 2016, $0.4 million of exit costs were incurred, principally in North America and Western Europe. In 2015, $13.5 million of exit costs were incurred, principally in the Harsco Metals & Minerals Segment, primarily related to the Middle East, North America, Latin America and Western Europe.
Other costs to exit activities during 2015 include costs associated with the Company's exit of operations in Bahrain. Over the past several years the Company has been in discussions with officials at the Supreme Council for Environment in Bahrain with regard to a processing by-product ("salt cakes") located at Hafeera. During 2015, the Company completed the assessment of options available for processing or removing the salt cakes. As a result, the Company has entered into a service agreement with a third party for processing the salt cakes and recorded a charge of $7.0 million, payable over several years, related to the estimated cost of processing and disposal. The Company's Bahrain operations are operated under a strategic venture for which its strategic venture partner has a 35% minority interest. Accordingly, the net impact of the charge to the Company's net income (loss) attributable to the Company was $4.6 million.

	Costs to Exit Activities
(In thousands)	2017	2016	2015
Harsco Metals & Minerals Segment	$706	$220	$12,638
Harsco Industrial Segment	371	40	—
Corporate	556	180	813
Total	$1,633	$440	$13,451

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

In 2017, $1.0 million of impaired asset write-downs were incurred principally in the Harsco Metals & Minerals Segment, mostly in the Asia Pacific and North America regions. In 2016, $0.4 million of impaired asset write-downs were incurred principally in the Harsco Metals & Minerals Segment, mostly in the Asia Pacific region. In 2015, $8.2 million of impaired asset write-downs were incurred in the Harsco Metals & Minerals Segment, mostly in North America, Middle East and Africa and the Asia Pacific regions.

	Impaired Asset Write-downs
(In thousands)	2017	2016	2015
Harsco Metals & Minerals Segment	$706	$399	$8,170
Harsco Industrial Segment	151	—	—
Corporate	168	—	—
Total	$1,025	$399	$8,170

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

17. Components of Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss is included on the Consolidated Statements of Stockholders' Equity. The components of Accumulated other comprehensive loss, net of the effect of income taxes, and activity for the years ended December 31, 2017 and 2016 are as follows:

	Components of Accumulated Other Comprehensive Income (Loss) - Net of Tax
(In thousands)	Cumulative Foreign Exchange Translation Adjustments		Effective Portion of Derivatives Designated as Hedging Instruments		Cumulative Unrecognized Actuarial Losses on Pension Obligations		Unrealized Loss on Marketable Securities	Total
Balance at December 31, 2015	$(125,561)		$(400)		$(389,696)		$(31)	$(515,688)
Other comprehensive income (loss) before reclassifications	(53,301)	(a)	(1,650)	(b)	(86,181)	(c)	26	(141,106)
Realized (gains) losses reclassified from accumulated other comprehensive loss in connection with loss on dilution of equity method investment (See Note 4, Equity Method Investments)	28,641		1,636		(1,534)		—	28,743
Amounts reclassified from accumulated other comprehensive loss, net of tax	1,157		(263)		16,011		—	16,905
Other comprehensive income (loss) from equity method investee	1,943		(405)		306		—	1,844
Total other comprehensive income (loss)	(21,560)		(682)		(71,398)		26	(93,614)
Less: Other comprehensive loss attributable to noncontrolling interests	2,587		(7)		—		—	2,580
Other comprehensive income (loss) attributable to Harsco Corporation	(18,973)		(689)		(71,398)		26	(91,034)
Balance at December 31, 2016	$(144,534)		$(1,089)		$(461,094)		$(5)	$(606,722)

	Components of Accumulated Other Comprehensive Income (Loss) - Net of Tax
(In thousands)	Cumulative Foreign Exchange Translation Adjustments		Effective Portion of Derivatives Designated as Hedging Instruments		Cumulative Unrecognized Actuarial Losses on Pension Obligations		Unrealized Loss on Marketable Securities	Total
Balance at December 31, 2016	$(144,534)		$(1,089)		$(461,094)		$(5)	$(606,722)
Other comprehensive income (loss) before reclassifications	36,011	(a)	1,967	(b)	5,143	(c)	22	43,143
Amounts reclassified from accumulated other comprehensive loss, net of tax	—		(70)		20,111		—	20,041
Total other comprehensive income (loss)	36,011		1,897		25,254		22	63,184
Less: Other comprehensive loss attributable to noncontrolling interests	(3,044)		—		—		—	(3,044)
Other comprehensive income (loss) attributable to Harsco Corporation	32,967		1,897		25,254		22	60,140
Balance at December 31, 2017	$(111,567)		$808		$(435,840)		$17	$(546,582)

(a)	Principally foreign currency fluctuation.

(b)	Principally net change from periodic revaluations.

(c)	Principally changes due to annual actuarial remeasurements.

Amounts reclassified from accumulated other comprehensive loss for 2017 and 2016 are as follows:

	Year Ended December 31 2017	Year Ended December 31 2016	Affected Caption on the Consolidated Statements of Operations
(In thousands)
Amortization of defined benefit pension items (d):
Actuarial losses	$10,174	$8,490	Selling, general and administrative expenses
Actuarial losses	11,811	9,005	Cost of services and products sold
Prior-service costs	(58)	(11)	Selling, general and administrative expenses
Prior-service costs	277	263	Cost of services and products sold
Settlement/curtailment losses	—	355	Selling, general and administrative expenses
Total before tax	22,204	18,102
Tax benefit	(2,093)	(2,091)
Total reclassification of defined benefit pension items, net of tax	$20,111	$16,011
Amortization of cash flow hedging instruments:
Foreign currency exchange forward contracts	$(936)	$(408)	Product revenues
Foreign currency exchange forward contracts	(18)	(2)	Cost of services and products sold
Cross-currency interest rate swaps	1,002	—	Interest expense
Total before tax	48	(410)
Tax benefit	(118)	147
Total reclassification of cash flow hedging instruments	$(70)	$(263)
Recognition of cumulative foreign exchange translation adjustments:
Foreign exchange translation adjustments, before tax	$—	$1,157	Other expenses, net
Tax benefit	—	—
Total reclassification of cumulative foreign exchange translation adjustments	$—	$1,157

(d)	These accumulated other comprehensive loss components are included in the computation of NPPC. See Note 9, Employee Benefit Plans, for additional information.

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

(e)
For the year ended December 31, 2016 the tax benefit was not recognized on the Consolidated Statement of Operations since a valuation allowance was established against the resulting deferred tax assets. See Note 10, Income Taxes, for additional information.

Two-Year Summary of Quarterly Results (Unaudited)
(In millions, except per share amounts)

	2017 (a)
Quarterly	First		Second		Third		Fourth
Revenues	$372.5		$394.9		$384.7		$455.0
Gross profit (b)	84.8		101.5		94.9		105.2
Net income (loss) attributable to Harsco Corporation	8.9		19.0		13.3		(33.4)
Basic income (loss) per share attributable to Harsco Corporation common stockholders:
Continuing operations	$0.12		$0.23		$0.17		$(0.42)
Discontinued operations (c)	—		0.01		—		0.01
Basic income (loss) per share attributable to Harsco Corporation common stockholders	$0.11	(d)	$0.24		$0.16	(d)	$(0.41)
Diluted income (loss) per share attributable to Harsco Corporation common stockholders:
Continuing operations	$0.11		$0.22		$0.16		$(0.42)
Discontinued operations (c)	—		—		—		0.01
Diluted income (loss) per share attributable to Harsco Corporation common stockholders	$0.11		$0.23	(d)	$0.16		$(0.41)

	2016 (a)
Quarterly	First		Second	Third	Fourth
Revenues	$353.3		$369.9	$367.8	$360.2
Gross profit (b)	70.2		53.0	81.5	76.0
Net loss attributable to Harsco Corporation	(10.9)		(26.2)	(33.0)	(15.6)
Basic income (loss) per share attributable to Harsco Corporation common stockholders:
Continuing operations	$(0.13)		$(0.35)	$(0.41)	$(0.19)
Discontinued operations (c)	—		0.02	—	(0.01)
Basic loss per share attributable to Harsco Corporation common stockholders	$(0.14)	(d)	$(0.33)	$(0.41)	$(0.19)	(d)
Diluted loss per share attributable to Harsco Corporation common stockholders:
Continuing operations	$(0.13)		$(0.35)	$(0.41)	$(0.19)
Discontinued operations (c)	—		0.02	—	(0.01)
Diluted loss per share attributable to Harsco Corporation common stockholders	$(0.14)	(d)	$(0.33)	$(0.41)	$(0.19)	(d)

(a)	Sum of the quarters may not equal the total year due to rounding.

(b)	Gross profit is defined as Revenues less costs and expenses associated directly with or allocated to products sold or services rendered.

(c)	Discontinued operations related principally to the Gas Technologies Segment which was sold in the fourth quarter of 2007.

(d)	Does not total due to rounding.

Item 9.    Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

Item 9A.    Controls and Procedures.
Based on the evaluation required by Securities Exchange Act Rules 13a-15(b) and 15d-15(b), the Company's management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of disclosure controls and procedures, as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e), at December 31, 2017. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective at December 31, 2017. There were no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting during the fourth quarter of 2017.
Management's Report on Internal Controls Over Financial Reporting is included in Part II, Item 8, "Financial Statements and Supplementary Data." The effectiveness of the Company's internal control over financial reporting at December 31, 2017 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in the Report of Independent Registered Public Accounting Firm appearing in Part II, Item 8, "Financial Statements and Supplementary Data."

Item 9B.    Other Information.
None.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance.
The information regarding executive officers of the Company required by this Item is set forth as a Supplementary Item, titled "Executive Officers of the Registrant," at the end of Part I of this Annual Report on Form 10-K (pursuant to Instruction 3 to Item 401(b) of Regulation S-K) and is incorporated herein by reference. The other information required by this Item is incorporated herein by reference from the disclosures that will be included under the sections entitled "Corporate Governance," "Proposal 1: Election of Directors - Nominees for Director," "Meetings and Committees of the Board," "Report of the Audit Committee" and "Section 16(a) Beneficial Ownership Reporting Compliance" of the Company's Definitive Proxy Statement for its 2018 Annual Meeting of Stockholders (the "2018 Proxy Statement"), which will be filed pursuant to SEC Regulation 14A not later than 120 days after the end of the Company's fiscal year ended December 31, 2017.
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

Item 11.    Executive Compensation.
The information regarding compensation of executive officers and directors required by this Item is incorporated herein by reference from the disclosures that will be included under the sections entitled "Compensation Discussion and Analysis - Executive Summary," "Discussion and Analysis of 2017 Compensation" and "Non-Employee Director Compensation" of the 2018 Proxy Statement. The other information required by this Item is incorporated herein by reference from the disclosures that will be included under the sections entitled "Compensation Committee Interlocks and Insider Participation" and "Compensation Committee Report" of the 2018 Proxy Statement.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information regarding security ownership of certain beneficial owners and management required by this Item is incorporated herein by reference from the disclosures that will be included under the section entitled "Share Ownership of Directors, Management and Certain Beneficial Owners" of the 2018 Proxy Statement.
Equity compensation plan information is incorporated herein by reference from the disclosures that will be included under the section entitled "Equity Compensation Plan Information (As of December 31, 2017)" of the 2018 Proxy Statement.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.
The information regarding certain relationships and related transactions required by this Item is incorporated herein by reference from the disclosures that will be included under the section entitled "Transactions with Related Persons" of the 2018 Proxy Statement. The information regarding director independence required by this Item is incorporated herein by reference from the disclosures that will be included under the section entitled "Corporate Governance" of the 2018 Proxy Statement.

Item 14.    Principal Accounting Fees and Services.
The information regarding principal accounting fees and services required by this Item is incorporated herein by reference from the disclosures that will be included under the sections entitled "Report of the Audit Committee" and "Fees Billed by the Independent Auditors for Audit and Non-Audit Services" of the 2018 Proxy Statement.

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

Page
Schedule II—Valuation and Qualifying Accounts for the years 2017, 2016 and 2015	96
Financial statement schedules other than that listed above are omitted because the required information is not applicable, or because the information required is included in the consolidated financial statements.

SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS
Continuing Operations
(In thousands)

COLUMN A	COLUMN B	COLUMN C	COLUMN D			COLUMN E
		Additions	Additions (Deductions)
Description	Balance at Beginning of Period	Charged to Cost and Expenses	Due to Currency Translation Adjustments	Other		Balance at End of Period
For the year 2017:
Allowance for Doubtful Accounts	$11,800	$5,346	$533	$(12,948)	(a)	$4,731
Deferred Tax Assets—Valuation Allowance	146,097	33,041	10,097	(15,009)	(b)	174,226
For the year 2016:
Allowance for Doubtful Accounts	$25,649	$(38)	$(320)	$(13,491)	(a)	$11,800
Deferred Tax Assets—Valuation Allowance	110,680	38,490	(6,323)	3,250		146,097
For the year 2015:
Allowance for Doubtful Accounts	$15,119	$13,047	$(1,585)	$(932)		$25,649
Deferred Tax Assets—Valuation Allowance	131,422	13,175	(11,519)	(22,398)	(b)	110,680

(a)	Includes the write-off of previously reserved accounts receivable balances.

(b)
Includes a decrease of $11.6 million and $16.1 million for 2017 and 2015, respectively, related to pension adjustments recorded through Accumulated other comprehensive loss; and a $4.6 million decrease related to a U.S. tax rate change for 2017 and $6.3 million decrease related to a U.K. tax rate change for 2015.

Listing of Exhibits Filed with Form 10-K

Description of Exhibit
3(a)	Restated Certificate of Incorporation (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2013, Commission File Number 001-03970).
3(b)
Certificate of Designation filed September 25, 1997 (incorporated by reference to Exhibit 3.A to the Company's Annual Report on Form 10-K for the period ended December 31, 1997, Commission File Number 001-03970).

3(c)
Certificate of Amendment to the Restated Certificate of Incorporation, dated April 29, 2015 (incorporated by reference to the Company's Current Report on Form 8-K/A dated May 22, 2015, Commission File Number 001-03970).

3(d)	By-laws, as amended October 28, 2014 (incorporated by reference to the Company's Current Report on Form 8-K dated October 28, 2014, Commission File Number 001-03970).
4	Form of Specimen Common Stock Certificate (incorporated by reference to Exhibit 4(h) to the Company's Registration Statement on Form S-3 dated December 15, 1994, Registration No. 33-56885).
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

10(a)(vii)
Amendment No. 1, dated December 8, 2017, among Harsco Corporation, the subsidiaries of the Company party thereto, Citibank N.A., as administrative agent and collateral agent, and the lenders party thereto (incorporated by reference to the Company's Current Report on Form 8-K dated December 13, 2017, Commission File No. 001-03970).

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

Description of Exhibit
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
10(h)
Amendment No. 1 to the Harsco Corporation 2013 Equity and Incentive Compensation Plan (incorporated by reference to the Company's Current Report on Form 8-K dated May 1, 2017, Commission File Number 001-03970).

10(i)
Harsco Corporation Form of Restricted Stock Units Agreement (effective for grants on and after May 10, 2013) (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2013, Commission File Number 001-03970).

10(j)
Harsco Corporation Form of Stock Appreciation Rights Agreement (effective for grants on and after May 10, 2013) (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2013, Commission File Number 001-03970).

10(k)(i)
Harsco Corporation 1995 Non-Employee Directors' Stock Plan as Amended and Restated at January 27, 2004 (incorporated by reference to Proxy Statement dated March 23, 2004 on Exhibit A, pages A-1 through A-9, Commission File Number 001-03970).

10(k)(ii)
Amendment No. 1 to the Harsco Corporation 1995 Non-Employee Directors' Stock Plan (incorporated by reference to the Company's Annual Report on Form 10-K for the period ended December 31, 2008, Commission File Number 001-03970).

10(l)	Harsco Corporation Form of Restricted Stock Units Agreement (Directors) (incorporated by reference to the Company's Current Report on Form 8-K dated April 26, 2005, Commission File Number 001-03970).
10(m)(i)
Harsco Corporation Deferred Compensation Plan for Non-Employee Directors (as Amended and Restated as of December 31, 2008) (incorporated by reference to the Company's Annual Report on Form 10-K for the period ended December 31, 2008, Commission File Number 001-03970).

10(m)(ii)
First Amendment to the Harsco Corporation Deferred Compensation Plan for Non Employee Directors (incorporated by reference to the Company's Annual Report on Form 10-K for the period ended December 31, 2016, Commission File Number 001-03970).

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

Description of Exhibit
10(x)
Form of Restricted Stock Units Agreement (effective for grants on or after April 28, 2015) (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2015, Commission File Number 001-03970).

10(y)
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

10(aa)(i)	2016 Non-Employee Directors' Long-Term Equity Compensation Plan (incorporated by reference to the Company's Form S-8 dated May 6, 2016, Commission File Number 001-03970).
10(aa)(ii)
First Amendment to 2016 Non-Employee Directors' Long-Term Equity Compensation Plan (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2016, Commission File Number 001-03970).

10(bb)
Form of Restricted Stock Units Agreement (Non-Employee Director) (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2016, Commission File Number 001-03970).

10(cc)
Form of Performance Share Units Agreement (effective for grants on or after April 26, 2016) (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2016, Commission File Number 001-03970).

10(dd)
Form of Restricted Stock Units Agreement (effective for grants on or after April 26, 2016) (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2016, Commission File Number 001-03970).

10(ee)
Form of Stock Appreciation Rights Agreement (effective for grants on or after April 26, 2016) (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2016, Commission File Number 001-03970).

10(ff)	Form of Performance Share Units Agreement (effective for grants on or after February 16, 2017).
10(gg)	Form of Restricted Stock Units Agreement (effective for grants on or after February 16, 2017).
10(hh)	Form of Stock Appreciation Rights Agreement (effective for grants on or after February 16, 2017).
Director Indemnity Agreements
10(ii)	Form of Director Indemnification Agreement.

12	Computation of Ratios of Earnings to Fixed Charges.
21	Subsidiaries of the Registrant.
23	Consent of Independent Registered Public Accounting Firm.
31.1	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).
31.2	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).
32	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer).
101
The following financial statements from Harsco Corporation's Annual Report on Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission on February 22, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Cash Flows; (iv) the Consolidated Statements of Changes in Equity; (v) the Consolidated Statements of Comprehensive Income (Loss) and (vi) the Notes to Consolidated Financial Statements.

Exhibits other than those listed above are omitted for the reason that they are either not applicable or not material.

Item 16.    Form 10-K Summary.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HARSCO CORPORATION (Registrant)
DATE	February 22, 2018	/s/ PETER F. MINAN
Peter F. Minan Senior Vice President and Chief Financial Officer (Principal Financial Officer)

DATE	February 22, 2018	/s/ SAMUEL C. FENICE
Samuel C. Fenice Vice President and Corporate Controller (Principal Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date
/s/ F. NICHOLAS GRASBERGER, III	President, Chief Executive Officer and Director (Principal Executive Officer)	February 22, 2018
F. Nicholas Grasberger, III
/s/ PETER F. MINAN	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 22, 2018
Peter F. Minan
/s/ DAVID C. EVERITT	Non-Executive Chairman and Director	February 22, 2018
David C. Everitt
/s/ JAMES F. EARL	Director	February 22, 2018
James F. Earl
/s/ KATHY G. EDDY	Director	February 22, 2018
Kathy G. Eddy
/s/ STUART E. GRAHAM	Director	February 22, 2018
Stuart E. Graham
/s/ TERRY D. GROWCOCK	Director	February 22, 2018
Terry D. Growcock
/s/ ELAINE LA ROCHE	Director	February 22, 2018
Elaine La Roche
/s/ MARIO LONGHI	Director	February 22, 2018
Mario Longhi
Director
Edgar M. Purvis, Jr.
/s/ PHILLIP C. WIDMAN	Director	February 22, 2018
Phillip C. Widman