Form 10-Q
period 2018-06-30
HARSCO CORP
filed 2018-08-02
CIK 45876

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2018
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐  NO ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2018
Common stock, par value $1.25 per share	80,846,067

HARSCO CORPORATION
FORM 10-Q

PART I — FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

HARSCO CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands)	June 30 2018	December 31 2017
ASSETS
Current assets:
Cash and cash equivalents	$64,422	$62,098
Restricted cash	2,665	4,111
Trade accounts receivable, net	295,390	288,034
Other receivables	27,349	20,224
Inventories	130,871	178,293
Current portion of contract assets	18,798	—
Other current assets	44,562	39,332
Total current assets	584,057	592,092
Property, plant and equipment, net	461,906	479,747
Goodwill	413,837	401,758
Intangible assets, net	86,265	38,251
Contract assets	3,566	—
Deferred income tax assets	42,387	51,574
Other assets	19,394	15,263
Total assets	$1,611,412	$1,578,685
LIABILITIES
Current liabilities:
Short-term borrowings	$5,349	$8,621
Current maturities of long-term debt	8,218	11,208
Accounts payable	137,491	126,249
Accrued compensation	43,133	60,451
Income taxes payable	5,707	5,106
Insurance liabilities	11,272	11,167
Current portion of advances on contracts	39,559	117,958
Other current liabilities	130,577	133,368
Total current liabilities	381,306	474,128
Long-term debt	652,431	566,794
Insurance liabilities	21,145	22,385
Retirement plan liabilities	228,063	259,367
Advances on contracts	13,493	—
Other liabilities	48,821	40,846
Total liabilities	1,345,259	1,363,520
COMMITMENTS AND CONTINGENCIES
HARSCO CORPORATION STOCKHOLDERS’ EQUITY
Preferred stock	—	—
Common stock	141,812	141,110
Additional paid-in capital	185,512	180,201
Accumulated other comprehensive loss	(557,889)	(546,582)
Retained earnings	1,219,992	1,157,801
Treasury stock	(765,695)	(762,079)
Total Harsco Corporation stockholders’ equity	223,732	170,451
Noncontrolling interests	42,421	44,714
Total equity	266,153	215,165
Total liabilities and equity	$1,611,412	$1,578,685

See accompanying notes to unaudited condensed consolidated financial statements.

HARSCO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended				Six Months Ended
	June 30				June 30
(In thousands, except per share amounts)	2018		2017		2018	2017
Revenues from continuing operations:
Service revenues	$257,963		$251,306		$512,925	$491,915
Product revenues	174,009		143,592		327,085	275,524
Total revenues	431,972		394,898		840,010	767,439
Costs and expenses from continuing operations:
Cost of services sold	195,906		193,235		395,279	382,717
Cost of products sold	122,976		100,728		234,956	199,518
Selling, general and administrative expenses	58,927		54,385		116,010	108,322
Research and development expenses	1,418		1,329		2,657	2,160
Other (income) expenses, net	(880)		2,072		942	2,966
Total costs and expenses	378,347		351,749		749,844	695,683
Operating income from continuing operations	53,625		43,149		90,166	71,756
Interest income	577		493		1,075	1,005
Interest expense	(9,993)		(12,405)		(19,576)	(24,058)
Defined benefit pension income (expense)	904		(675)		1,743	(1,374)
Loss on early extinguishment of debt	(1,034)		—		(1,034)	—
Income from continuing operations before income taxes	44,079		30,562		72,374	47,329
Income tax expense	(1,944)		(11,234)		(10,210)	(17,487)
Income from continuing operations	42,135		19,328		62,164	29,842
Discontinued operations:
Income on disposal of discontinued business	739		628		159	40
Income tax expense related to discontinued business	(163)		(225)		(35)	(14)
Income from discontinued operations	576		403		124	26
Net income	42,711		19,731		62,288	29,868
Less: Net income attributable to noncontrolling interests	(2,222)		(693)		(3,991)	(1,940)
Net income attributable to Harsco Corporation	$40,489		$19,038		$58,297	$27,928
Amounts attributable to Harsco Corporation common stockholders:
Income from continuing operations, net of tax	$39,913		$18,635		$58,173	$27,902
Income from discontinued operations, net of tax	576		403		124	26
Net income attributable to Harsco Corporation common stockholders	$40,489		$19,038		$58,297	$27,928
Weighted-average shares of common stock outstanding	80,861		80,535		80,756	80,460
Basic earnings per common share attributable to Harsco Corporation common stockholders:
Continuing operations	$0.49		$0.23		$0.72	$0.35
Discontinued operations	0.01		0.01		—	—
Basic earnings per share attributable to Harsco Corporation common stockholders	$0.50		$0.24		$0.72	$0.35
Diluted weighted-average shares of common stock outstanding	83,643		82,850		83,594	82,558
Diluted earnings per common share attributable to Harsco Corporation common stockholders:
Continuing operations	$0.48		$0.22		$0.70	$0.34
Discontinued operations	0.01		—		—	—
Diluted earnings per share attributable to Harsco Corporation common stockholders	$0.48	(a)	$0.23	(a)	$0.70	$0.34
(a) Does not total due to rounding

See accompanying notes to unaudited condensed consolidated financial statements.

HARSCO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended
	June 30
(In thousands)	2018	2017
Net income	$42,711	$19,731
Other comprehensive income (loss):
Foreign currency translation adjustments, net of deferred income taxes of $(2,579) and $1,458 in 2018 and 2017, respectively	(48,706)	9,825
Net gain (loss) on cash flow hedging instruments, net of deferred income taxes of $(1,046) and $611 in 2018 and 2017, respectively	2,902	(341)
Pension liability adjustments, net of deferred income taxes of $(288) and $(522) in 2018 and 2017, respectively	28,627	(10,348)
Unrealized loss on marketable securities, net of deferred income taxes of $4 and $- in 2018 and 2017, respectively	(13)	—
Total other comprehensive loss	(17,190)	(864)
Total comprehensive income	25,521	18,867
Less: Comprehensive (income) loss attributable to noncontrolling interests	296	(1,841)
Comprehensive income attributable to Harsco Corporation	$25,817	$17,026

	Six Months Ended
	June 30
(In thousands)	2018	2017
Net income	$62,288	$29,868
Other comprehensive income (loss):
Foreign currency translation adjustments, net of deferred income taxes of $(952) and $1,851 in 2018 and 2017, respectively	(36,205)	26,386
Net gain (loss) on cash flow hedging instruments, net of deferred income taxes of $(1,885) and $867 in 2018 and 2017, respectively	5,579	(728)
Pension liability adjustments, net of deferred income taxes of $(613) and $(1,044) in 2018 and 2017, respectively	19,626	(9,143)
Unrealized gain (loss) on marketable securities, net of deferred income taxes of $8 and $(3) in 2018 and 2017, respectively	(27)	6
Total other comprehensive income (loss)	(11,027)	16,521
Total comprehensive income	51,261	46,389
Less: Comprehensive income attributable to noncontrolling interests	(2,751)	(3,474)
Comprehensive income attributable to Harsco Corporation	$48,510	$42,915

See accompanying notes to unaudited condensed consolidated financial statements.

HARSCO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
	June 30
(In thousands)	2018	2017
Cash flows from operating activities:
Net income	$62,288	$29,868
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	62,005	60,495
Amortization	4,566	4,008
Deferred income tax expense	340	3,433
Dividends from unconsolidated entities	—	19
Other, net	3,037	5,708
Changes in assets and liabilities:
Accounts receivable	(21,445)	(42,806)
Inventories	(11,175)	(6,296)
Contract assets	(1,393)	—
Accounts payable	7,359	4,259
Accrued interest payable	(58)	166
Accrued compensation	(16,045)	(4,365)
Advances on contracts	(13,116)	(1,479)
Retirement plan liabilities, net	(18,330)	(11,221)
Other assets and liabilities	(11,334)	4,990
Net cash provided by operating activities	46,699	46,779
Cash flows from investing activities:
Purchases of property, plant and equipment	(56,496)	(40,700)
Purchases of businesses, net of cash acquired	(56,389)	—
Proceeds from sales of assets	3,153	1,534
Net proceeds (payments) from settlement of foreign currency forward exchange contracts	(2,942)	4,170
Net cash used by investing activities	(112,674)	(34,996)
Cash flows from financing activities:
Short-term borrowings, net	(2,977)	2,302
Current maturities and long-term debt:
Additions	124,858	24,000
Reductions	(43,193)	(46,712)
Dividends paid to noncontrolling interests	(4,609)	(1,769)
Sale of noncontrolling interests	477	—
Stock-based compensation - Employee taxes paid	(3,614)	(1,326)
Deferred financing costs	(354)	(42)
Other financing activities, net	—	(368)
Net cash provided (used) by financing activities	70,588	(23,915)
Effect of exchange rate changes on cash and cash equivalents, including restricted cash	(3,735)	3,029
Net increase (decrease) in cash and cash equivalents, including restricted cash	878	(9,103)
Cash and cash equivalents, including restricted cash, at beginning of period	66,209	71,879
Cash and cash equivalents, including restricted cash, at end of period	$67,087	$62,776

See accompanying notes to unaudited condensed consolidated financial statements.

HARSCO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (Unaudited)

	Harsco Corporation Stockholders’ Equity
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests
(In thousands, except share amounts)	Issued	Treasury					Total
Balances, January 1, 2017	$140,625	$(760,391)	$172,101	$1,150,688	$(606,722)	$41,262	$137,563
Adoption of new accounting standards (See Note 2)			1,106	(709)			397
Net income				27,928		1,940	29,868
Cash dividends declared:
Noncontrolling interests						(1,769)	(1,769)
Total other comprehensive income, net of deferred income taxes of $1,671					14,987	1,534	16,521
Stock Appreciation Rights exercise, net 7,441 shares	13	(49)	(13)				(49)
Vesting of restricted stock units and other stock grants, net 236,335 shares	401	(1,277)	(401)				(1,277)
Amortization of unearned portion of stock-based compensation, net of forfeitures			5,642				5,642
Balances, June 30, 2017	$141,039	$(761,717)	$178,435	$1,177,907	$(591,735)	$42,967	$186,896

	Harsco Corporation Stockholders’ Equity
(In thousands)	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests
	Issued	Treasury					Total
Balances, January 1, 2018	$141,110	$(762,079)	$180,201	$1,157,801	$(546,582)	$44,714	$215,165
Adoption of new accounting standards (See Note 2)				3,894	(1,520)		2,374
Net income				58,297		3,991	62,288
Cash dividends declared:						(5,521)	(5,521)
Sale of subsidiary shares to noncontrolling interest						477	477
Total other comprehensive income, net of deferred income taxes of $(3,442)					(9,787)	(1,240)	(11,027)
Stock Appreciation Rights exercised, net 22,584 shares	39	(201)	(39)				(201)
Vesting of restricted stock units and other stock grants, net 369,498 shares	663	(3,415)	(663)				(3,415)
Amortization of unearned portion of stock-based compensation, net of forfeitures			6,013				6,013
Balances, June 30, 2018	$141,812	$(765,695)	$185,512	$1,219,992	$(557,889)	$42,421	$266,153

See accompanying notes to unaudited condensed consolidated financial statements.

HARSCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.     Basis of Presentation

Harsco Corporation (the "Company") has prepared these unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Accordingly, the unaudited condensed consolidated financial statements do not include all of the information and disclosure required by U.S. GAAP for annual financial statements. The December 31, 2017 Condensed Consolidated Balance Sheet information contained in this Quarterly Report on Form 10-Q was derived from the 2017 audited consolidated financial statements.  The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements, including the notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. In the opinion of management, all adjustments (all of which are of a normal recurring nature) that are necessary for a fair statement are reflected in the unaudited condensed consolidated financial statements.
Operating results and cash flows for the three and six months ended June 30, 2018 are not indicative of the results that may be expected for the year ending December 31, 2018.
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

2.     Recently Adopted and Recently Issued Accounting Standards
The following accounting standards have been adopted in 2018:
On January 1, 2018, the Company adopted changes, with subsequent amendments, issued by the Financial Accounting Standards Board ("FASB") related to the recognition of revenue from contracts with customers. The changes clarify the principles for recognizing revenue and develop a common revenue standard. The core principle of the changes is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The adoption of these changes resulted in the following modifications to the Company's revenue recognition process:

•
Harsco Industrial Segment - The timing of revenue recognition for air-cooled heat exchanger sales, which the Company historically recognized upon the completion of the efforts associated with these arrangements, is now recognized over time with the impact of increasing revenue in earlier periods. This change also impacted the Company's Condensed Consolidated Balance Sheets by decreasing both Inventories and Advances on contracts; and creating a new caption and establishing a balance related to Contract assets.

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

Additionally, the Company's disclosure related to revenue recognition has been expanded in accordance with the FASB changes. Please refer to Note 14, Revenue Recognition for additional information.

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

(ii) determining the transaction price; and (iii) allocating the transaction price to the satisfied and unsatisfied performance obligations.

Comparative information has not been restated and continues to be reported under U.S. GAAP in effect for those periods.

The cumulative effect of the changes made to the Condensed Consolidated Balance Sheet at January 1, 2018 was as follows:

(In thousands)	Balance at December 31, 2017	Impact of Adoption	Balance at January 1, 2018
ASSETS
Current assets:
Trade accounts receivable, net	$288,034	$532	$288,566
Inventories	178,293	(59,793)	118,500
Current portion of contract assets	—	18,248	18,248
Other current assets	39,332	179	39,511
Total current assets	592,092	(40,834)	551,258
Contract assets	—	3,566	3,566
Other assets	15,263	1,337	16,600
Total assets	1,578,685	(35,931)	1,542,754
LIABILITIES
Current liabilities:
Current portion of advances on contracts	117,958	(78,507)	39,451
Other current liabilities	133,368	13,995	147,363
Total current liabilities	474,128	(64,512)	409,616
Advances on contracts	—	24,564	24,564
Other liabilities	40,846	1,580	42,426
Total liabilities	1,363,520	(38,368)	1,325,152
HARSCO CORPORATION STOCKHOLDERS' EQUITY
Accumulated other comprehensive loss	(546,582)	(1,520)	(548,102)
Retained earnings	1,157,801	3,957	1,161,758
Total Harsco Corporation stockholders' equity	170,451	2,437	172,888
Total equity	215,165	2,437	217,602
Total liabilities and equity	1,578,685	(35,931)	1,542,754

The impact of modifying the Company's Condensed Consolidated Balance Sheet at June 30, 2018 is as follows:

	June 30, 2018
(In thousands)	As Reported	Impact of Adoption	As Reported - Less Impact of Adoption
ASSETS
Current assets:
Trade accounts receivable, net	$295,390	$271	$295,661
Inventories	130,871	78,533	209,404
Current portion of contract assets	18,798	(18,798)	—
Other current assets	44,562	(174)	44,388
Total current assets	584,057	59,832	643,889
Contract assets	3,566	(3,566)	—
Deferred income tax assets	42,387	959	43,346
Other assets	19,394	(1,231)	18,163
Total assets	1,611,412	55,994	1,667,406

	June 30, 2018
(In thousands)	As Reported	Impact of Adoption	As Reported - Less Impact of Adoption
LIABILITIES
Current liabilities:
Current portion of advances on contracts	39,559	79,991	119,550
Other current liabilities	130,577	(8,727)	121,850
Total current liabilities	381,306	71,264	452,570
Advances on contracts	13,493	(13,493)	—
Other liabilities	48,821	(301)	48,520
Total liabilities	1,345,259	57,470	1,402,729
HARSCO CORPORATION STOCKHOLDERS' EQUITY
Accumulated other comprehensive loss	(557,889)	1,623	(556,266)
Retained earnings	1,219,992	(3,079)	1,216,913
Total Harsco Corporation stockholders' equity	223,732	(1,456)	222,276
Noncontrolling interests	42,421	(20)	42,401
Total equity	266,153	(1,476)	264,677
Total liabilities and equity	1,611,412	55,994	1,667,406

The impact of modifying the Company's Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2018 are as follows:

	Three Months Ended
	June 30, 2018
(In thousands, except per share amounts)	As Reported	Impact of Adoption	As Reported - Less Impact of Adoption
Revenues from continuing operations:
Services revenues	$257,963	$2,321	$260,284
Product revenues	174,009	(8,406)	165,603
Total revenues	431,972	(6,085)	425,887
Costs and expenses from continuing operations:
Costs of services sold	195,906	1,349	197,255
Costs of products sold	122,976	(8,182)	114,794
Selling, general and administrative costs	58,927	21	58,948
Total costs and expenses	378,347	(6,812)	371,535
Operating income from continuing operations	53,625	727	54,352
Interest expense	(9,993)	451	(9,542)
Income from continuing operations before income taxes	44,079	1,178	45,257
Income tax expense	(1,944)	12	(1,932)
Income from continuing operations	42,135	1,190	43,325
Net income	42,711	1,190	43,901
Less: Net income attributable to noncontrolling interests	(2,222)	2	(2,220)
Net income attributable to Harsco Corporation	40,489	1,192	41,681
Amounts attributable to Harsco Corporation common stockholders:
Income from continuing operations, net of tax	39,913	1,192	41,105
Net income attributable to Harsco Corporation common stockholders	40,489	1,192	41,681
Basic earnings per share attributable to Harsco Corporation common stockholders:
Continuing operations	0.49	0.01	0.50
Basic earnings per share attributable to Harsco Corporation common stockholders	0.50	0.01	0.51
Diluted earnings per share attributable to Harsco Corporation common stockholders:
Continuing operations	0.48	0.01	0.49
Diluted earnings per share attributable to Harsco Corporation common stockholders	0.48	0.01	0.49

	Six Months Ended
	June 30, 2018
(In thousands, except per share amounts)	As Reported	Impact of Adoption	As Reported - Less Impact of Adoption
Revenues from continuing operations:
Services revenues	$512,925	$3,671	$516,596
Product revenues	327,085	(18,858)	308,227
Total revenues	840,010	(15,187)	824,823
Costs and expenses from continuing operations:
Costs of services sold	395,279	2,707	397,986
Costs of products sold	234,956	(18,112)	216,844
Selling, general and administrative costs	116,010	37	116,047
Total costs and expenses	749,844	(15,368)	734,476
Operating income from continuing operations	90,166	181	90,347
Interest expense	(19,576)	903	(18,673)
Income from continuing operations before income taxes	72,374	1,084	73,458
Income tax expense	(10,210)	4	(10,206)
Income from continuing operations	62,164	1,088	63,252
Net income	62,288	1,088	63,376
Less: Net income attributable to noncontrolling interests	(3,991)	2	(3,989)
Net income attributable to Harsco Corporation	58,297	1,090	59,387
Amounts attributable to Harsco Corporation common stockholders:
Income from continuing operations, net of tax	58,173	1,090	59,263
Net income attributable to Harsco Corporation common stockholders	58,297	1,090	59,387
Basic earnings per share attributable to Harsco Corporation common stockholders:
Continuing operations	0.72	0.01	0.73
Basic earnings per share attributable to Harsco Corporation common stockholders	0.72	0.01	0.73
Diluted earnings per share attributable to Harsco Corporation common stockholders:
Continuing operations	0.70	0.01	0.71
Diluted earnings per share attributable to Harsco Corporation common stockholders	0.70	0.01	0.71

The impact of modifying the Company's Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2018 is as follows:

	Six Months Ended June 30, 2018
(In thousands)	As Reported	Impact of Adoption	As Reported - Less Impact of Adoption
Cash flows from operating activities:
Net income	$62,288	$1,088	$63,376
Adjustments to reconcile net income to net cash used by operating activities:
Deferred income tax expense (benefit)	340	(4)	336
Changes in assets and liabilities:
Accounts receivable	(21,445)	(797)	(22,242)
Inventories	(11,175)	(22,661)	(33,836)
Contract assets	(1,393)	1,393	—
Advances on contracts	(13,116)	15,966	2,850
Other assets and liabilities	(11,334)	5,015	(6,319)
Net cash used by operating activities	46,699	—	46,699

On January 1, 2018, the Company adopted changes issued by the FASB related to how employers that sponsor defined benefit pension plans and other postretirement plans present the net periodic pension cost ("NPPC") in the statement of operations. Employers are required to report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. Other components of NPPC are required to be presented in the statement of operations separately from the service cost component and outside of the subtotal of income from operations. The changes also allow only the service cost component to be eligible for capitalization. The adoption of these changes resulted in the Company reclassifying $0.7 million and $1.4 million of NPPC expense for the three months and six months ended June 30, 2017, respectively, from the captions Cost of services sold; Cost of products sold; and Selling, general and administrative expenses to the new caption, Defined benefit pension income (expense) in the Company's Condensed Consolidated Statements of Operations.

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
The following accounting standards have been issued and become effective for the Company at a future date:
In February 2016, the FASB issued changes in accounting for leases, which become effective for the Company on January 1, 2019. The changes introduce a lessee model that brings most leases onto the balance sheet, which will result in an increase in lease-related assets and liabilities.  The changes also align many of the underlying principles of the new lessor model with those in the FASB’s new revenue recognition standard. Furthermore, the changes address other concerns related to the current leases model such as eliminating the requirement in current guidance for an entity to use bright-line tests in determining lease classification. The changes also require lessors to increase the transparency of their exposure to changes in value of their residual assets and how they manage that exposure. The Company is currently assessing existing leasing agreements, evaluating the practical expedients available upon adoption and assessing the impact of the changes on current accounting policies. In addition, the Company is in the process of identifying changes to current business processes and internal controls to support the reporting and disclosure requirements of the new standard. The impact on the consolidation financial statements is currently being evaluated.

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

In February 2018, the FASB issued changes which allow entities to reclassify stranded income tax effects resulting from the Tax Cuts and Jobs Act (the “Act”) from accumulated other comprehensive income to retained earnings in their consolidated financial statements. Under the Act, deferred taxes were adjusted to reflect the reduction of the historical corporate income tax rate to the newly enacted corporate income tax rate, which left the tax effects on items within accumulated other comprehensive income stranded at historical tax rates. The changes become effective for the Company on January 1, 2019. The Company had approximately $21 million of stranded income tax effects in accumulated other comprehensive income at December 31, 2017 resulting from the Act which the Company plans to reclassify upon initial adoption of these changes.

3. Acquisitions

In May 2018, the Company acquired Altek Europe Holdings Limited and its affiliated entities (collectively, "Altek"), a U.K.-based manufacturer of market leading products that enable aluminum producers and recyclers to manage and efficiently extract value from critical waste streams, reduce waste generation, and improve operating productivity. The Company acquired Altek, on a debt and cash free basis, for a purchase price of £45 million (approximately $60 million) in cash, with the potential for up to £25 million (approximately $33 million) in additional contingent consideration through 2021 subject to the future financial performance of Altek. The preliminary purchase price included an upfront payment of $60.1 million, subject to working capital adjustments and net of cash acquired, as well as contingent consideration with an estimated preliminary fair value of $10.1 million as of the acquisition date. Altek's revenues and operating results have been included in the results of the Harsco Metals & Minerals Segment and were not material to the Company's consolidated results for the three months ended June 30, 2018. The Company incurred approximately $1 million of costs associated with the Altek acquisition in the caption Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.

The fair value recorded for the assets acquired and liabilities assumed for Altek is as follows:

Preliminary Valuation
(In millions)	May 29, 2018
Cash and cash equivalents	$1.7
Net working capital	(1.5)
Property, plant and equipment	3.3
Intangible assets	52.5
Goodwill	20.9
Net deferred tax liabilities	(8.5)
Other liabilities	(0.3)
Total identifiable net assets of Altek	$68.2

The goodwill is attributable to strategic benefits, including enhanced operational and financial scale and product and market diversification that the Company expects to realize. The Company expects less than $1.0 million of goodwill to be deductible for income tax purposes.

The following table details the preliminary valuation of identifiable intangible assets and amortization periods for the Altek

	Amortization Period	Preliminary Valuation
(Dollars in millions)		May 29, 2018
Customer related	14.2 years	$11.5
Technology related	10.3 years	36.5
Trade names	15.0 years	4.5
Total identifiable intangible assets of Altek		$52.5

The Company valued the customer related assets, technology related assets, and trade names using an income based approach that utilized either the multi-period excess earnings method or the relief from royalty method.

The preliminary fair value of contingent consideration was estimated using a probability simulation model, which uses assumptions and estimates to forecast a range of outcomes for the contingent consideration. Key inputs to the model include projected earnings before interest, tax depreciation and amortization; the discount rate; the projection risk neutralization rate; and volatility, which are Level 3 data.  The Company will assess these assumptions and estimates on a quarterly basis as additional data impacting the assumptions is obtained. Any changes in the fair value of contingent consideration related to updated assumptions and estimates will be recognized in the Consolidated Statements of Operations during the period in which the change occurs.

The purchase price allocation for this transaction is not final and the fair value of intangible assets, goodwill and contingent consideration may vary significantly from those reflected in the condensed consolidated financial statements at June 30, 2018. Inclusion of pro forma financial information for this transaction is not necessary as the acquisition is immaterial to the Company's results of operations.

4.    Accounts Receivable and Inventories
Accounts receivable consist of the following:

(In thousands)	June 30 2018	December 31 2017
Trade accounts receivable	$299,723	$292,765
Less: Allowance for doubtful accounts	(4,333)	(4,731)
Trade accounts receivable, net	$295,390	$288,034

Other receivables (a)	$27,349	$20,224
(a) Other receivables include insurance claim receivables, employee receivables, tax claim receivables and other miscellaneous receivables not included in Trade accounts receivable, net.
The provision (benefit) for doubtful accounts related to trade accounts receivable was as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
(In thousands)	2018	2017	2018	2017
Provision (benefit) for doubtful accounts related to trade accounts receivable	$(110)	$1,197	$(156)	$1,175
Inventories consist of the following:

(In thousands)	June 30 2018	December 31 2017
Finished goods	$21,463	$26,415
Work-in-process	18,777	24,367
Contracts-in-process (b)	—	45,599
Raw materials and purchased parts	67,389	58,943
Stores and supplies	23,242	22,969
Total inventories	$130,871	$178,293

Contracts-in-process consist of the following:

(In thousands)	December 31 2017
Contract costs accumulated to date	$73,740
Estimated forward loss provisions for contracts-in-process (c)	(28,141)
Contracts-in-process (b) (d)	$45,599

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
(d) At June 30, 2018 and December 31, 2017, the Company has $39.9 million and $97.9 million, respectively, of net customer advances related to SBB contracts. These amounts are included in the caption Current portion of advances on contracts and Advances on contracts, representing the non-current portion, on the Condensed Consolidated Balance Sheets.

The Company recognized an initial estimated forward loss provision related to the contracts with the federal railway system of Switzerland ("SBB") of $45.1 million for the year ended December 31, 2016. The Company recorded an additional forward loss provision of $1.8 million for the six months ended June 30, 2018. At June 30, 2018, the entire remaining estimated forward loss provision of $10.2 million is included in the caption Other current liabilities on the Condensed Consolidated Balance Sheets. The estimated forward loss provision represents the Company's best estimate based on currently available information. It is possible that the Company's overall estimate of costs to complete these contracts may increase, which would result in an additional estimated forward loss provision at such time, but the Company is unable to estimate any further possible loss or range of loss at this time.

The Company recognized $7.5 million and $15.5 million of revenues for the contracts with SBB, on an over time basis, utilizing an input method based on costs incurred for the three and six months ended June 30, 2018, respectively. The Company did not recognize any revenue for the contracts with SBB for the three and six months ended June 30, 2017. For three and six months ended June 30, 2018, consolidated product revenue gross margins were not significantly impacted by the revenue recognized under the SBB contracts. The Company is approximately 98% complete on the first contract and 21% complete on the second contract with SBB as of June 30, 2018.

5.     Property, Plant and Equipment
Property, plant and equipment consists of the following:

(In thousands)	June 30 2018	December 31 2017
Land	$10,532	$10,840
Land improvements	16,117	14,996
Buildings and improvements	194,193	198,582
Machinery and equipment	1,571,753	1,599,713
Uncompleted construction	27,466	24,387
Gross property, plant and equipment	1,820,061	1,848,518
Less: Accumulated depreciation	(1,358,155)	(1,368,771)
Property, plant and equipment, net	$461,906	$479,747

6.     Goodwill and Other Intangible Assets
The following table reflects the changes in carrying amounts of goodwill by segment for the six months ended June 30, 2018:

(In thousands)	Harsco Metals & Minerals Segment		Harsco Industrial Segment	Harsco Rail Segment	Consolidated Totals
Balance at December 31, 2017	$381,893		$6,839	$13,026	$401,758
Changes to goodwill	20,942	(a)	—	—	20,942
Foreign currency translation	(8,863)		—	—	(8,863)
Balance at June 30, 2018	$393,972		$6,839	$13,026	$413,837
(a) Changes to goodwill in the Harsco Metals & Minerals Segment relate to the acquisition of Altek. The purchase price allocation is not yet final for this acquisition. See Note 3, Acquisitions.
The Company tests for goodwill impairment annually or more frequently if indicators of impairment exist, or if a decision is made to dispose of a business.  The Company performs the annual goodwill impairment test as of October 1 and monitors for triggering events on an ongoing basis.  The Company determined that, as of June 30, 2018, no interim goodwill impairment testing was necessary.

Intangible assets included in the caption, Intangible assets, net, on the Condensed Consolidated Balance Sheets consist of the following:

	June 30, 2018		December 31, 2017
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer related (b)	$161,149	$120,898	$153,014	$121,385
Patents	5,748	5,645	5,825	5,700
Technology related (b)	61,646	26,126	26,131	26,131
Trade names (b)	12,713	5,016	8,317	4,845
Other	8,748	6,054	8,875	5,850
Total	$250,004	$163,739	$202,162	$163,911
(b) The increase in Customer related, Technology related and Trade names intangible assets is related to the acquisition of Altek. The purchase price allocation is not yet final for this acquisition. See Note 3, Acquisitions.

Amortization expense for intangible assets was as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
(In thousands)	2018	2017	2018	2017
Amortization expense for intangible assets	$1,649	$1,280	$2,931	$2,598

The estimated amortization expense for the next five fiscal years based on current intangible assets is as follows:

(In thousands)	2018	2019	2020	2021	2022
Estimated amortization expense (c)	$7,900	$9,750	$9,250	$8,800	$8,500
(c) These estimated amortization expense amounts do not reflect the potential effect of future foreign currency exchange fluctuations and are subject to change pending finalization of the purchase price allocation for Altek.

7. Debt and Credit Agreements

In June 2018, the Company amended the existing Senior Secured Credit Facility in order to, among other things, reduce the interest rate applicable to the Term Loan Facility and to increase the limit of the Revolving Credit Facility. As a result of the amendments, borrowings under the Term Loan Facility now bear interest at a rate per annum of 225 basis points over the adjusted LIBOR rate and the facility limit under the Revolving Credit Facility has increased to $500 million. Additionally, a charge of $1.0 million was recorded during the second quarter of 2018 consisting principally of fees associated with the transaction and the write-off of unamortized deferred financing costs.

8.  Employee Benefit Plans

	Three Months Ended
	June 30
Defined Benefit Pension Plans Net Periodic Pension Cost	U.S. Plans		International Plans
(In thousands)	2018	2017	2018	2017
Service costs	$11	$11	$408	$406
Interest costs	2,390	2,470	5,442	5,773
Expected return on plan assets	(3,017)	(2,621)	(10,696)	(10,515)
Recognized prior service costs	—	8	(37)	46
Recognized loss	1,302	1,425	3,690	4,087
Defined benefit pension plans net periodic pension cost (benefit)	$686	$1,293	$(1,193)	$(203)

	Six Months Ended
	June 30
Defined Benefit Pension Plans Net Periodic Pension Cost	U.S. Plans		International Plans
(In thousands)	2018	2017	2018	2017
Service costs	$21	$22	$794	$817
Interest costs	4,781	4,939	11,114	11,507
Expected return on plan assets	(6,034)	(5,242)	(21,841)	(20,939)
Recognized prior service costs	—	16	(76)	91
Recognized loss	2,604	2,850	7,530	8,129
Settlement/curtailment losses	166	—	—	—
Defined benefit pension plans net periodic pension cost (income)	$1,538	$2,585	$(2,479)	$(395)

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

	Three Months Ended		Six Months Ended
Company Contributions	June 30		June 30
(In thousands)	2018	2017	2018	2017
Defined benefit pension plans (U.S.)	$2,067	$471	$3,351	$942
Defined benefit pension plans (International)	3,239	2,963	12,973	11,300
Multiemployer pension plans	519	498	1,020	983
Defined contribution pension plans	2,747	2,468	5,582	5,028
The Company's estimate of expected contributions to be paid during the remainder of 2018 for the U.S. and international defined benefit pension plans are $6.6 million and $5.6 million, respectively.

9.     Income Taxes

Income tax expense related to continuing operations for the three and six months ended June 30, 2018 was $1.9 million and $10.2 million, respectively and for the three and six months ended June 30, 2017 was $11.2 million and $17.5 million, respectively. Income tax expense decreased primarily due to an $8.3 million tax benefit arising from the adjustment to certain existing deferred tax asset valuation allowances as the result of the Altek acquisition, as well as changes in U.S. tax law.

An income tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, based on technical merits, including resolutions of any related appeals or litigation processes. The reserve for uncertain tax positions at June 30, 2018 was $4.9 million, including interest and penalties.  Within the next twelve months, it is reasonably possible that $1.1 million of unrecognized income tax benefits will be recognized upon settlement of tax examinations and the expiration of various statutes of limitations.

As a result of the Act, the Company recorded a provisional charge of $48.7 million included in Income tax expense in the Company’s Consolidated Statements of Operations for 2017.  The Company is currently accumulating and processing data to finalize the underlying calculations and expects to complete the calculation when the Company’s 2017 U.S. corporate income tax return is filed later in 2018.

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

In October 2009, the Company received notification of the SPRA’s final administrative decision regarding the levying of ICMS in the State of São Paulo in relation to services provided to a customer in the State between January 2004 and May 2005.  As of June 30, 2018, the principal amount of the tax assessment from the SPRA with regard to this case is approximately $2 million, with penalty, interest and fees assessed to date increasing such amount by an additional $21 million.  Any change in the aggregate amount since the Company’s last Annual Report on Form 10-K for the year ended December 31, 2017 is due to an increase in assessed interest and statutorily mandated legal fees for the period, as well as foreign currency translation. On June 4, 2018, the Trial Court of the State of Sao Paulo ruled in favor of the SPRA, but ruled that the assessed penalty should be reduced to approximately $2 million. After calculating the interest accrued on the penalty, the Company estimates that this ruling reduces the current overall liability for this case to approximately $9 million. The Company has filed a motion for clarification on the ruling, which is still pending before the court. In the event the motion for clarification is unsuccessful, the Company plans to appeal both the liability ruling and the amount assessed. Due to multiple court precedents in the Company’s favor, as well as the Company’s ability to seek clarification as well as appeal, the Company does not believe a loss is probable.
Another ICMS tax case involving the SPRA refers to the tax period from January 2002 to December 2003, and has not yet reached the judicial phase. The aggregate amount assessed by the tax authorities in August 2005 was $6.5 million (the amounts with regard to this claim are valued as of the date of the assessment since it has not yet reached the collection phase), composed of a principal amount of $1.5 million, with penalty and interest assessed through that date increasing such amount by an additional $5.0 million.  All such amounts include the effect of foreign currency translation.
The Company continues to believe that sufficient coverage for these claims exists as a result of the indemnification obligations of the Company's customer and such customer’s pledge of assets in connection with the October 2009 notice, as required by Brazilian law.
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

The Company is continuing to review all known labor claims, and, as of June 30, 2018 and December 31, 2017, the Company has established reserves of $8.7 million and $9.6 million, respectively, on the Company's Condensed Consolidated Balance Sheets for amounts considered to be probable and estimable. As the Company continues to evaluate these claims and takes actions to address them, the amount of established reserves may be impacted.

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

Compliance Matter
As previously disclosed, in 2017, the Company undertook an internal investigation, with the assistance of outside counsel, after it became aware of allegations involving an employee and an agent of the Harsco Rail subsidiary in China (“Harsco Rail China”). During this investigation the Company learned about certain payments that potentially violate the Foreign Corrupt Practices Act. Revenues attributed to Harsco Rail China were approximately 2% of the Company’s consolidated revenues for each of the prior three completed fiscal years.

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

At June 30, 2018, there were 17,286 pending asbestos personal injury actions filed against the Company.  Of those actions, 16,737 were filed in the New York Supreme Court (New York County), 111 were filed in other New York State Supreme Court Counties and 438 were filed in courts located in other states.
The complaints in most of those actions generally follow a form that contains a standard damages demand of $20 million or $25 million, regardless of the individual plaintiff’s alleged medical condition, and without identifying any specific Company product.
At June 30, 2018, 16,704 of the actions filed in New York Supreme Court (New York County) were on the Deferred/Inactive Docket created by the court in December 2002 for all pending and future asbestos actions filed by persons who cannot demonstrate that they have a malignant condition or discernible physical impairment. The remaining 33 cases in New York County are pending on the Active or In Extremis Docket created for plaintiffs who can demonstrate a malignant condition or physical impairment.
The Company has liability insurance coverage under various primary and excess policies that the Company believes will be available, if necessary, to substantially cover any liability that might ultimately be incurred in the asbestos actions referred to above. The costs and expenses of the asbestos actions are being paid by the Company's insurers.
In view of the persistence of asbestos litigation in the U.S., the Company expects to continue to receive additional claims in the future. The Company intends to continue its practice of vigorously defending these claims and cases. At June 30, 2018, the Company has obtained dismissal in 27,999 cases by stipulation or summary judgment prior to trial.
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
As previously disclosed, the Company has had ongoing meetings with the Supreme Council for Environment in Bahrain (“SCE”) over processing a byproduct (“salt cakes”) stored at the Al Hafeerah site. The Company’s Bahrain operations that produced the salt cakes has ceased operations and are owned under a strategic venture for which its strategic venture partner owns a 35% minority interest. An Environmental Impact Assessment and Technical Feasibility Study were approved by the SCE during the first quarter of 2018. The Company has previously established a reserve of $7.0 million, payable over several years, related to the estimated cost of processing and disposal of the salt cakes. This reserve represents the Company’s best estimate of ultimate costs to be incurred. The Company continues to evaluate this reserve and any future change in estimated costs could be material to the Company’s results of operations in any one period.
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

11.  Reconciliation of Basic and Diluted Shares

	Three Months Ended		Six Months Ended
	June 30		June 30
(In thousands, except per share amounts)	2018	2017	2018	2017
Income from continuing operations attributable to Harsco Corporation common stockholders	$39,913	$18,635	$58,173	$27,902

Weighted-average shares outstanding - basic	80,861	80,535	80,756	80,460
Dilutive effect of stock-based compensation	2,782	2,315	2,838	2,098
Weighted-average shares outstanding - diluted	83,643	82,850	83,594	82,558
Earnings from continuing operations per common share, attributable to Harsco Corporation common stockholders:
Basic	$0.49	$0.23	$0.72	$0.35

Diluted	$0.48	$0.22	$0.70	$0.34

The following average outstanding stock-based compensation units were not included in the computation of diluted earnings per share because the effect was antidilutive:

	Three Months Ended		Six Months Ended
	June 30		June 30
(In thousands)	2018	2017	2018	2017
Restricted stock units	—	—	—	—
Stock options	—	55	—	55
Stock appreciation rights	283	972	489	1,117
Performance share units	—	176	—	320

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
The fair value of outstanding derivative contracts recorded as assets and liabilities on the Condensed Consolidated Balance Sheets was as follows:

	Asset Derivatives		Liability Derivatives
(In thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
June 30, 2018
Derivatives designated as hedging instruments:
Foreign currency exchange forward contracts	Other current assets	$2,183	Other current liabilities	$389
Interest rate swaps	Other current assets	1,623
Interest rate swaps	Other assets	3,142	Other liabilities	$353
Total derivatives designated as hedging instruments		$6,948		$742
Derivatives not designated as hedging instruments:
Foreign currency exchange forward contracts	Other current assets	$11,567	Other current liabilities	$2,415

	Asset Derivatives		Liability Derivatives
(In thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
December 31, 2017
Derivatives designated as hedging instruments:
Foreign currency exchange forward contracts	Other current assets	$2,329	Other current liabilities	$153
Interest rate swaps	Other current assets	464
Interest rate swaps	Other assets	170	Other liabilities	1,368
Total derivatives designated as hedging instruments		$2,963		$1,521
Derivatives not designated as hedging instruments:
Foreign currency exchange forward contracts	Other current assets	$2,915	Other current liabilities	$6,970
All of the Company's derivatives are recorded in the Condensed Consolidated Balance Sheets at gross amounts and not offset. All of the Company's interest rate swaps, CCIRs and certain foreign currency exchange forward contracts are transacted under International Swaps and Derivatives Association ("ISDA") documentation. Each ISDA master agreement permits the net settlement of amounts owed in the event of default. The Company's derivative assets and liabilities subject to enforceable master netting arrangements resulted in a net asset of $1.1 million and a net liability of $0.2 million at June 30, 2018 and December 31, 2017, respectively.
The effect of derivative instruments in the Condensed Consolidated Statements of Operations and the Condensed Consolidated Statements of Comprehensive Income, was as follows:
Derivatives Designated as Hedging Instruments

(In thousands)	Amount Recognized in Other Comprehensive Income (“OCI”) on Derivative - Effective Portion		Location of Amount Reclassified from Accumulated OCI into Income - Effective Portion	Amount Reclassified from Accumulated OCI into Income - Effective Portion or Equity	Location of Amount Recognized in Income on Derivative - Ineffective Portion and Amount Excluded from Effectiveness Testing	Amount Recognized in Income on Derivative - Ineffective Portion and Amount Excluded from Effectiveness Testing
Three Months Ended June 30, 2018:
Foreign currency exchange forward contracts	$1,539		Product revenues	$103		$—
Interest rate swaps	2,071		Interest expense	(235)		—
Cross-currency interest rate swaps	93	(a)	Interest expense	377		—
	$3,703			$245		$—
Three Months Ended June 30, 2017:
Foreign currency exchange forward contracts	$1,001		Product revenues/Cost of services and products sold	$(186)		$—
Interest rate swaps	(2,021)			—		—
Cross-currency interest rate swaps	3	(a)	Interest Expense	251	Cost of services and products sold	(107)
	$(1,017)			$65		$(107)

(In thousands)	Amount Recognized in OCI on Derivative - Effective Portion		Location Amount Reclassified from Accumulated OCI into Income - Effective Portion	Amount Reclassified from Accumulated OCI into Income - Effective Portion	Location of Amount Recognized in Income on Derivative - Ineffective Portion and Amount Excluded from Effectiveness Testing	Amount Recognized in Income on Derivative - Ineffective Portion and Amount Excluded from Effectiveness Testing
Six Months Ended June 30, 2018:
Foreign currency forward exchange contracts	$1,779		Product revenues / Cost of services and products sold	$(109)		$—
Foreign currency forward exchange contracts	—		Retained earnings (b)	(1,520)		—
Interest rate swaps	5,381		Interest expense	(235)		—
Cross currency interest rate swaps	—		Interest expense	648		—
	$7,160			$(1,216)		$—
Six Months Ended June 30, 2017:
Foreign currency forward exchange contracts	$763		Product revenues / Cost of services and products sold	$(185)		$—
Interest rate swaps	(2,543)			—		—
Cross currency interest rate swaps	(123)	(a)	Interest expense	493	Cost of services and products sold	(317)
	$(1,903)			$308		$(317)
(a) Amounts represent changes in foreign currency translation related to balances in Accumulated other comprehensive loss.
(b) The Company has adopted the new revenue recognition standard utilizing the modified retrospective transition method, including use of practical expedients. See Note 2, Recently Adopted and Recently Issued Accounting Standards for additional information.

Derivatives Not Designated as Hedging Instruments

	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative for the Three Months Ended June 30 (d)
(In thousands)		2018	2017
Foreign currency exchange forward contracts	Cost of services and products sold	$15,731	$(13,289)

	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative for the Six Months Ended June 30 (d)
(In thousands)		2018	2017
Foreign currency forward exchange contracts	Cost of services and products sold	$10,265	$(11,739)
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
Contracted Amounts of Foreign Currency Exchange Forward Contracts Outstanding at June 30, 2018:

(In thousands)	Type	U.S. Dollar Equivalent	Maturity	Recognized Gain (Loss)
British pounds sterling	Sell	$96,546	July 2018 through October 2021	$3,024
British pounds sterling	Buy	9,590	July 2018 through January 2019	(157)
Euros	Sell	306,503	July 2018 through March 2019	8,258
Euros	Buy	192,929	July 2018 through November 2018	(1,435)
Other currencies	Sell	41,096	July 2018 through December 2018	1,296
Other currencies	Buy	2,901	July 2018	(40)
Total		$649,565		$10,946
Contracted Amounts of Foreign Currency Exchange Forward Contracts Outstanding at December 31, 2017:

(In thousands)	Type	U.S. Dollar Equivalent	Maturity	Recognized Gain (Loss)
British pounds sterling	Sell	$76,761	January 2018	$(769)
British pounds sterling	Buy	5,960	January 2018	72
Euros	Sell	314,649	January 2018 through December 2018	(4,916)
Euros	Buy	223,111	January 2018 through November 2018	4,564
Other currencies	Sell	39,889	January 2018 through June 2018	(1,049)
Other currencies	Buy	11,487	January 2018	219
Total		$671,857		$(1,879)

In addition to foreign currency exchange forward contracts, the Company designates certain loans as hedges of net investments in international subsidiaries.  The Company recorded pre-tax net loss of $16.1 million and $6.6 million during the three and six months ended June 30, 2018, respectively and pre-tax net gains of $7.7 million and $9.5 million for the three and six months ended June 30, 2017, respectively, in Accumulated other comprehensive loss.

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

In January 2017 and February 2018, the Company entered into a series of interest rate swaps that cover the period from 2018 through 2022, and had the effect of converting $300.0 million of the Term Loan Facility from floating-rate to fixed-rate beginning in 2018.  The fixed rates provided by the swaps replace the adjusted LIBOR rate in the interest calculation, ranging from 1.65% for 2018 to 3.12% for 2022.

The following table indicates the notional amounts of the Company's interest rate swaps at June 30, 2018:

	Annual Notional Amount	Interest Rates
(In millions)		Receive	Pay
Maturing 2018 through 2022	$300.0	Floating U.S. dollar rate	Fixed U.S. dollar rate

Cross-Currency Interest Rate Swaps
The Company may use CCIRs in conjunction with certain debt issuances in order to secure a fixed local currency interest rate. Under these CCIRs, the Company receives interest based on a fixed or floating U.S. dollar rate and pays interest on a fixed local currency rate based on the contractual amounts in dollars and the local currency, respectively. At maturity, there is also the payment of principal amounts between currencies. The CCIRs are recorded on the Condensed Consolidated Balance Sheets at fair value, with changes in value attributed to the effect of the swaps' interest spread and changes in the credit worthiness of the counter-parties recorded in Accumulated other comprehensive loss. Changes in value attributed to the effect of foreign currency fluctuations are recorded in the Condensed Consolidated Statements of Operations and offset currency fluctuation effects on the debt principal. The Company had no outstanding CCIRs at June 30, 2018.

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
The following table indicates the fair value hierarchy of the financial instruments of the Company:

Level 2 Fair Value Measurements (In thousands)	June 30 2018	December 31 2017
Assets
Foreign currency exchange forward contracts	$13,750	$5,244
Interest rate swaps	4,765	634
Liabilities
Foreign currency exchange forward contracts	2,804	7,123
Interest rate swaps	353	1,368

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

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and short-term borrowings approximate fair value due to the short-term maturities of these assets and liabilities.  At June 30, 2018 and December 31, 2017, the total fair value of long-term debt (excluding deferred financing costs), including current maturities, was $674.2 million and $599.1 million, respectively, compared with a carrying value of $675.1 million and $593.7 million, respectively.  Fair values for debt are based on pricing models using market based inputs (Level 2) for similar issues or on the current rates offered to the Company for debt of the same remaining maturities.

13. Review of Operations by Segment

	Three Months Ended		Six Months Ended
	June 30		June 30
(In thousands)	2018	2017	2018	2017
Revenues From Continuing Operations
Harsco Metals & Minerals	$272,320	$259,306	$537,043	$506,340
Harsco Industrial	92,065	73,563	175,663	139,448
Harsco Rail	67,552	61,994	127,230	121,582
Corporate	35	35	74	69
Total Revenues From Continuing Operations	$431,972	$394,898	$840,010	$767,439
Operating Income From Continuing Operations
Harsco Metals & Minerals	$35,661	$31,464	$63,396	$57,221
Harsco Industrial	14,170	9,240	26,591	12,134
Harsco Rail	8,618	8,192	10,570	14,409
Corporate	(4,824)	(5,747)	(10,391)	(12,008)
Total Operating Income From Continuing Operations	$53,625	$43,149	$90,166	$71,756
Depreciation and Amortization
Harsco Metals & Minerals	$28,632	$27,928	$57,717	$55,808
Harsco Industrial	1,882	1,843	3,737	3,683
Harsco Rail	1,039	1,025	2,103	2,062
Corporate	1,666	1,479	3,014	2,950
Total Depreciation and Amortization	$33,219	$32,275	$66,571	$64,503
Capital Expenditures
Harsco Metals & Minerals	$24,423	$21,599	$49,599	$37,071
Harsco Industrial	2,916	796	4,003	1,548
Harsco Rail	2,088	1,083	2,518	1,303
Corporate	172	233	376	778
Total Capital Expenditures	$29,599	$23,711	$56,496	$40,700

Reconciliation of Segment Operating Income to Income From Continuing Operations Before Income Taxes

	Three Months Ended		Six Months Ended
	June 30		June 30
(In thousands)	2018	2017	2018	2017
Segment operating income	$58,449	$48,896	$100,557	$83,764
General Corporate expense	(4,824)	(5,747)	(10,391)	(12,008)
Operating income from continuing operations	53,625	43,149	90,166	71,756
Interest income	577	493	1,075	1,005
Interest expense	(9,993)	(12,405)	(19,576)	(24,058)
Defined benefit pension income (expense)	904	(675)	1,743	(1,374)
Loss on early extinguishment of debt	(1,034)	—	(1,034)	—
Income from continuing operations before income taxes	$44,079	$30,562	$72,374	$47,329

14. Revenue Recognition

The Company recognizes revenues to depict the transfer of promised services and products to customers in an amount that reflects the consideration the Company expects to receive in exchange for those services or products. Service revenues include the service components of the Harsco Metals & Minerals and Harsco Rail Segments. Product revenues include the Harsco Industrial Segment and the product revenues of the Harsco Metals & Minerals and Harsco Rail Segments.

Harsco Metals & Minerals - This Segment provides on-site services, under long-term contracts, for material logistics; product quality improvement and resource recovery from iron, steel and metals manufacturing; and also manufactures and sells industrial abrasives and roofing granule products.

•
Service revenues are recognized over time as the customer simultaneously receives the benefits provided by the Company's performance. The Company utilizes an output method based on work performed (liquid steel tons processed, weight of material handled, etc.) to measure progress, which is deemed to best depict the transfer of value to the customer and revenue earned by the Company. Transaction prices are based on contractual terms, which may include both fixed and variable portions. The fixed portion is recognized as earned (normally monthly) over the contractual period. The variable portion is recognized as services are performed and differs based on the volume of services performed. Given the long-term nature of these arrangements, most contracts permit periodic adjustment of either the variable or both the fixed and variable portions based on the changes in macroeconomic indicators, including changes in commodity prices. Transaction prices, when the standalone selling price is not directly observable, are allocated to performance obligations utilizing an expected cost plus a margin approach. Amounts are typically billed and payable on a monthly basis as services are performed.

•
Product revenues are recognized at the point when control transfers to the customer. Control generally transfers at the point of shipment for domestic orders and in accordance with the international commercial terms included in contracts for export sales. Transaction prices are based on contractual terms, which are generally fixed and when the standalone selling price is not directly observable, allocated to performance obligations utilizing an adjusted market assessment approach. Amounts are billed and payable upon completion of each transaction.

At June 30, 2018, the Harsco Metals & Minerals Segment had remaining, fixed, unsatisfied performance obligations, where the expected contract duration exceeds one year totaling $139.5 million. Of this amount, $39.8 million is expected to be fulfilled by June 30, 2019, $33.1 million by June 30, 2020, $23.2 million by June 30, 2021, $17.5 million by June 30, 2022 and the remainder thereafter. These amounts exclude any variable fees, fixed fees subject to indexation and any performance obligations expected to be satisfied within one year. The increase in remaining, fixed, unsatisfied performance obligations, where the expected contract duration exceeds one year is primarily attributable to a new contracts entered into during the second quarter of 2018.

Harsco Industrial - This segment sells air-cooled heat exchangers, metal bar grating configurations and energy-efficient heat transfer products.

•
For air-cooled heat exchangers, revenue is recognized over time as control is transferred to the customer. Control transfers over time because the air-cooled heat exchangers are customized, have no alternate use and the Company has an enforceable right to payment. The Company utilizes an input method based on costs incurred to measure progress, which is deemed to best depict the transfer of value to the customer and revenue earned by the Company. Transaction prices are based on contractual terms, which are generally fixed, and when the standalone selling price is not directly observable, allocated to performance obligations utilizing an adjusted market assessment approach. The Company may receive periodic payments associated with key milestones with any remaining consideration billed and payable upon completion of the transaction.

•
For metal bar grating configurations and energy-efficient heat transfer products, revenue is recognized at the point when control transfers to the customer. Control generally transfers at the point of shipment for domestic orders and in accordance with the international commercial terms included in contracts for export sales. Transaction prices are based on contractual terms, which are generally fixed, and when the standalone selling price is not directly observable, allocated to performance obligations utilizing an adjusted market assessment approach. Amounts are billed and payable upon completion of each transaction though advance payments are required in limited circumstances.

Harsco Rail - This Segment sells railway track maintenance equipment, after-market parts and provides railway track maintenance services.

•
For the majority of railway track maintenance equipment sales, revenue is recognized at the point when control transfers to the customer. Control generally transfers at the point of shipment for domestic orders and in accordance with the international commercial terms included in contracts for export sales. In certain railway track maintenance equipment sales, revenue is recognized over time because such equipment is highly customized, has no alternate use and the Company has an enforceable right to payment. In such instances, the Company utilizes an input method based on costs incurred to measure progress, which is deemed to best depict the transfer of value to the customer and revenue earned by the Company. Transaction prices are based on contracted terms, which are generally fixed, and when the standalone selling price is not directly observable, allocated to performance obligations utilizing either the adjusted market assessment or expected cost plus a margin approach. For certain transactions, the Company receives periodic payments associated with key milestones. In limited instances, those payments are intended to provide financing with such transactions being treated as including a significant financing component. Any remaining consideration is billed and payable upon completion of the transaction.

•
For after-market parts sales, revenue is recognized at the point when control transfers to the customer. Control generally transfer to the customer at the point of shipment for domestic orders and in accordance with the international commercial terms included in contracts for export sales. Transaction prices are based on contracted terms, which are generally fixed, and when the standalone selling price is not directly observable, allocated to performance obligations utilizing an adjusted market assessment approach. Amounts are billed and payable upon completion of each contract.

•
For railway track maintenance services, revenue is recognized over time as the customer simultaneously receives the benefits provided by the Company's performance. The Company utilizes an appropriate output method based on work performed (feet, miles, shifts worked, etc.) to measure progress, which is deemed to best depict the transfer of value to the customer and revenue earned by the Company. Transaction prices are based on contracted terms, which are generally variable. The variable portion is recognized as services are performed and differs based on the value of services. Given the long-term nature of these arrangements, most contracts permit periodic adjustment based on the changes in macroeconomic indicators. Transaction prices, when the standalone selling price is not directly observable, are allocated to performance obligations utilizing an expected cost plus a margin approach. Amounts are typically billed and payable on a monthly basis as services are performed.

At June 30, 2018, the Harsco Rail Segment had remaining, fixed, unsatisfied performance obligations, where the expected contract duration exceeds one year totaling $204.5 million. Of this amount, $38.1 million is expected to be fulfilled by
June 30, 2019, $70.0 million by June 30, 2020, $57.0 million by June 30, 2021, $30.1 million by June 30, 2022 and the remainder thereafter. These amounts exclude any variable fees, fixed fees subject to indexation and any performance obligations expected to be satisfied within one year. The increase in remaining, fixed, unsatisfied performance obligations, where the expected contract duration exceeds one year is primarily attributable to new contracts entered into during the second quarter of 2018.

A summary of the Company's revenues by primary geographical markets as well as by key product and service groups is as follows:

	Three Months Ended
	June 30, 2018
(In thousands)	Harsco Metals & Minerals Segment	Harsco Industrial Segment	Harsco Rail Segment	Corporate	Consolidated Totals
Primary Geographical Markets (a):
North America	$79,862	$87,174	$47,547	$35	$214,618
Western Europe	97,410	—	13,041	—	110,451
Latin America (b)	37,388	4,891	1,331	—	43,610
Asia-Pacific	37,788	—	5,633	—	43,421
Middle East and Africa	12,150	—	—	—	12,150
Eastern Europe	7,722	—	—	—	7,722
Total Revenues (c)	$272,320	$92,065	$67,552	$35	$431,972

	Three Months Ended
	June 30, 2018
(In thousands)	Harsco Metals & Minerals Segment	Harsco Industrial Segment	Harsco Rail Segment	Corporate	Consolidated Totals
Key Product and Service Groups:
On-site services and material logistics, product quality improvement and resource recovery for iron, steel and metals manufacturing; as well as value- added environmental solutions for industrial co-products	$272,320	$—	$—	$—	$272,320
Railway track maintenance services and equipment	—	—	67,552	—	67,552
Air-cooled heat exchangers	—	48,576	—	—	48,576
Industrial grating and fencing products	—	32,446	—	—	32,446
Heat transfer products	—	11,043	—	—	11,043
General Corporate	—	—	—	35	35
Total Revenues (c)	$272,320	$92,065	$67,552	$35	$431,972

	Three Months Ended
	June 30, 2017
(In thousands)	Harsco Metals & Minerals Segment	Harsco Industrial Segment	Harsco Rail Segment	Corporate	Consolidated Totals
Primary Geographical Markets (a):
North America	$70,759	$67,165	$48,748	$35	$186,707
Western Europe	97,516	—	6,832	—	104,348
Latin America (b)	39,758	5,308	778	—	45,844
Asia-Pacific	34,759	1,090	5,636	—	41,485
Middle East and Africa	9,953	—	—	—	9,953
Eastern Europe	6,561	—	—	—	6,561
Total Revenues (c)	$259,306	$73,563	$61,994	$35	$394,898
Key Product and Service Groups:
On-site services and material logistics, product quality improvement and resource recovery for iron, steel and metals manufacturing; as well as value- added environmental solutions for industrial co-products	$259,306	$—	$—	$—	$259,306
Railway track maintenance services and equipment	—	—	61,994	—	61,994
Air-cooled heat exchangers	—	33,774	—	—	33,774
Industrial grating and fencing products	—	29,134	—	—	29,134
Heat transfer products	—	10,655	—	—	10,655
General Corporate	—	—	—	35	35
Total Revenues (c)	$259,306	$73,563	$61,994	$35	$394,898

	Six Months Ended
	June 30, 2018
(In thousands)	Harsco Metals & Minerals Segment	Harsco Industrial Segment	Harsco Rail Segment	Corporate	Consolidated Totals
Primary Geographical Markets (a):
North America	$150,927	$166,032	$87,952	$74	$404,985
Western Europe	194,331	—	27,761	—	222,092
Latin America (b)	78,846	9,631	2,164	—	90,641
Asia-Pacific	74,009	—	9,353	—	83,362
Middle East and Africa	23,703	—	—	—	23,703
Eastern Europe	15,227	—	—	—	15,227
Total Revenues (c)	$537,043	$175,663	$127,230	$74	$840,010

	Six Months Ended
	June 30, 2018
(In thousands)	Harsco Metals & Minerals Segment	Harsco Industrial Segment	Harsco Rail Segment	Corporate	Consolidated Totals
Key Product and Service Groups:
On-site services and material logistics, product quality improvement and resource recovery for iron, steel and metals manufacturing; as well as value- added environmental solutions for industrial co-products	$537,043	$—	$—	$—	$537,043
Railway track maintenance services and equipment	—	—	127,230	—	127,230
Air-cooled heat exchangers	—	92,843	—	—	92,843
Industrial grating and fencing products	—	62,543	—	—	62,543
Heat transfer products	—	20,277	—	—	20,277
General Corporate	—	—	—	74	74
Total Revenues (c)	$537,043	$175,663	$127,230	$74	$840,010

	Six Months Ended
	June 30, 2017
(In thousands)	Harsco Metals & Minerals Segment	Harsco Industrial Segment	Harsco Rail Segment	Corporate	Consolidated Totals
Primary Geographical Markets (a):
North America	$137,992	$125,516	$93,898	$69	$357,475
Western Europe	189,236	—	16,371	—	205,607
Latin America (b)	77,778	11,890	1,254	—	90,922
Asia-Pacific	67,316	2,042	10,059	—	79,417
Middle East and Africa	20,509	—	—	—	20,509
Eastern Europe	13,509	—	—	—	13,509
Total Revenues (c)	$506,340	$139,448	$121,582	$69	$767,439
Key Product and Service Groups:
On-site services and material logistics, product quality improvement and resource recovery for iron, steel and metals manufacturing; as well as value- added environmental solutions for industrial co-products	$506,340	$—	$—	$—	$506,340
Railway track maintenance services and equipment	—	—	121,582	—	121,582
Air-cooled heat exchangers	—	64,235	—	—	64,235
Industrial grating and fencing products	—	57,293	—	—	57,293
Heat transfer products	—	17,920	—	—	17,920
General Corporate	—	—	—	69	69
Total Revenues (c)	$506,340	$139,448	$121,582	$69	$767,439

(a)	Revenues are attributed to individual countries based on the location of the facility generating the revenue.

(b)	Includes Mexico.

(c)
The Company has adopted the new revenue recognition standard utilizing the modified retrospective transition method, including use of practical expedients. Comparative information has not been restated and continues to be reported under U.S. GAAP in effect for those periods. See Note 2, Recently Adopted and Recently Issued Accounting Standards for additional information.

The Company may receive payments in advance of earning revenue, which are treated as Advances on contracts on the Condensed Consolidated Balance Sheets. The Company may recognize revenue in advance of being able to contractually invoice the customer, which is treated as Contract assets on the Condensed Consolidated Balance Sheet. Contract assets are transferred to Trade accounts receivable, net when right to payment becomes unconditional. Contract assets and Contract liabilities are reported as a net position, on a contract-by-contract basis, at the end of each reporting period. These instances are primarily related to the Harsco Rail Segment and air-cooled heat exchangers business of the Harsco Industrial Segment.

The following table reflects Contract assets and Advances on contracts:

(In thousands)	June 30, 2018	December 31, 2017
Contract assets:
Current portion of contract assets	$18,798	$—
Contract assets	3,566	—
Total contract assets	$22,364	$—
Advances on contracts:
Current portion of advances on contracts	$39,559	$117,958
Advances on contracts	13,493	—
Total advances on contracts	$53,052	$117,958

The increase in Contract assets and decrease in Advances on contracts is primarily attributable to the initial adoption of the FASB issued changes related to revenue recognition as well as the Altek acquisition. See Note 2, Recently Adopted and Recently Issued Accounting Standards for additional information.

The Company provides assurance type warranties primarily for product sales in the Harsco Industrial and Harsco Rail Segments. These warranties are typically not priced or negotiated separately (there is no option to separately purchase the warranty) or the warranty does not provide customers with a service in addition to the assurance that the product complies with agreed-upon specifications. Accordingly, such warranties do not represent separate performance obligations. See Note 1, Summary of Significant Accounting Policies, to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017 for additional information on warranties.

The Company has elected to utilize the following practical expedients on an ongoing basis as part of the adoption:

•
The Company has not adjusted the promised amount of consideration for the effects of a significant financing component if the Company expects, at contract inception, that the period between when the Company transfers the promised good or services to the customer and when the customer pays for that good or service would be one year or less; and

•
The Company has elected to exclude disclosures related to unsatisfied performance obligations where the related contract has a duration of one year or less; or where the consideration is entirely variable. Accordingly, the Company's disclosure related to unsatisfied performance obligations is limited to the railway track maintenance equipment in the Harsco Rail Segment and the fixed portion of fees related to metals services in the Harsco Metals & Minerals Segment.

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

15.   Other (Income) Expenses, Net

The major components of this Condensed Consolidated Statements of Operations caption are as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
(In thousands)	2018	2017	2018	2017
Employee termination benefit costs	$769	$1,695	$2,212	$2,448
Net gains (a)	(1,097)	(88)	(1,097)	(210)
Other costs to exit activities	100	247	464	347
Impaired asset write-downs	104	281	113	281
Other	(756)	(63)	(750)	100
Other (income) expenses, net	$(880)	$2,072	$942	$2,966

(a)	Net gains result from the sales of redundant properties (primarily land, buildings and related equipment) and non-core assets.

The caption, Other, above includes the adjustment to previously accrued amounts related to Other (income) expenses, net for which the ultimate settlement of such liability was less than previous estimates.

16. Components of Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss is included in the Condensed Consolidated Statements of Equity. The components of Accumulated other comprehensive loss, net of the effect of income taxes, and activity for the six months ended June 30, 2017 and 2018 was as follows:

	Components of Accumulated Other Comprehensive Income (Loss) - Net of Tax
(In thousands)	Cumulative Foreign Exchange Translation Adjustments		Effective Portion of Derivatives Designated as Hedging Instruments		Cumulative Unrecognized Actuarial Losses on Pension Obligations		Unrealized Gain (Loss) on Marketable Securities	Total
Balance at December 31, 2016	$(144,534)		$(1,089)		$(461,094)		$(5)	$(606,722)
Other comprehensive income (loss) before reclassifications	26,386	(a)	(913)	(b)	(19,185)	(a)	6	6,294
Amounts reclassified from accumulated other comprehensive loss, net of tax	—		185		10,042		—	10,227
Total other comprehensive income (loss)	26,386		(728)		(9,143)		6	16,521
Other comprehensive loss attributable to noncontrolling interests	(1,534)		—		—		—	(1,534)
Other comprehensive income (loss) attributable to Harsco Corporation	24,852		(728)		(9,143)		6	14,987
Balance at June 30, 2017	$(119,682)		$(1,817)		$(470,237)		$1	$(591,735)

	Components of Accumulated Other Comprehensive Income (Loss) - Net of Tax
(In thousands)	Cumulative Foreign Exchange Translation Adjustments		Effective Portion of Derivatives Designated as Hedging Instruments		Cumulative Unrecognized Actuarial Losses on Pension Obligations		Unrealized Gain (Loss) on Marketable Securities	Total
Balance at December 31, 2017	$(111,567)		$808		$(435,840)		$17	$(546,582)
Adoption of new accounting standard (c)	—		(1,520)		—		—	(1,520)
Balance at January 1, 2018	(111,567)		(712)		(435,840)		17	(548,102)
Other comprehensive income (loss) before reclassifications	(36,205)	(a)	5,482	(b)	10,015	(a)	(27)	(20,735)
Amounts reclassified from accumulated other comprehensive loss, net of tax	—		97		9,611		—	9,708
Total other comprehensive income (loss)	(36,205)		5,579		19,626		(27)	(11,027)
Other comprehensive income attributable to noncontrolling interests	1,240		—		—		—	1,240
Other comprehensive income (loss) attributable to Harsco Corporation	(34,965)		5,579		19,626		(27)	(9,787)
Balance at June 30, 2018	$(146,532)		$4,867		$(416,214)		$(10)	$(557,889)
(a) Principally foreign currency fluctuation.

(b)	Net change from periodic revaluations.

(c)
Represents the opening balance sheet adjustment to retained earnings related to the adoption of the revenue recognition standard adopted by the Company on January 1, 2018. See Note 2, Recently Adopted and Recently Issued Accounting Standards, for additional details.

Amounts reclassified from accumulated other comprehensive loss are as follows:

(In thousands)	Three Months Ended		Six Months Ended		Affected Caption in the Condensed Consolidated Statements of Operations
	June 30 2018	June 30 2017	June 30 2018	June 30 2017
Amortization of cash flow hedging instruments:
Foreign currency exchange forward contracts	$103	$(189)	$(109)	$(189)	Product revenues
Foreign currency exchange forward contracts	—	3	—	4	Cost of services and products sold
Cross-currency interest rate swaps	377	251	648	493	Interest expense
Interest rate swaps	(235)	—	(235)	—	Interest expense
Total before tax	245	65	304	308
Tax expense	(57)	(29)	(207)	(123)
Total reclassification of cash flow hedging instruments, net of tax	$188	$36	$97	$185

Amortization of defined benefit pension items (d):
Recognized losses	$4,992	$5,512	$10,134	$10,979	Defined benefit pension income (expense)
Recognized prior-service costs	(37)	54	(76)	107	Defined benefit pension income (expense)
Settlement/curtailment losses	—	—	166	—	Defined benefit pension income (expense)
Total before tax	4,955	5,566	10,224	11,086
Tax benefit	(288)	(522)	(613)	(1,044)
Total reclassification of defined benefit pension items, net of tax	$4,667	$5,044	$9,611	$10,042

(d)	These accumulated other comprehensive loss components are included in the computation of net periodic pension costs. See Note 8, Employee Benefit Plans, for additional details.

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

Executive Overview

The Company is a diversified, multinational provider of industrial services and engineered products serving global industries that are fundamental to worldwide economic growth and infrastructure development. The Company's operations consist of three reportable segments: Harsco Metals & Minerals, Harsco Industrial and Harsco Rail. In general, each of the Company’s segments are among the market leaders in their respective sectors. The Harsco Metals & Minerals Segment operates primarily under long-term contracts, providing critical services and support to the steelmaking process; and environmental and zero waste solutions for manufacturing by-products within the metals industry. The Harsco Industrial Segment is a supplier of custom-engineered and manufactured air-cooled heat exchangers that support the processing and distribution of natural gas and downstream refined products; manufactures a full range of metal bar grating configurations, used mainly in industrial flooring, as well as safety and security applications; and also manufactures energy-efficient heat transfer products such as boilers and water heaters, for various commercial and industrial applications. The Harsco Rail Segment is a provider of highly engineered maintenance equipment, after-market parts and safety and diagnostic systems which support railroad and transit customers worldwide. The Company has locations in approximately 30 countries, including the U.S. The Company was incorporated in 1956.

Highlights from the second quarter and six months ended June 30, 2018 included (Refer to the discussion of segment and consolidated results included within Results of Operations below, as well as Liquidity and Capital Resources, for additional information pertaining to the key drivers impacting these highlights):

•
Revenues for both the second quarter and first six months of 2018 increased approximately 9% compared with the second quarter and first six months of 2017. The primary drivers for these increases were higher demand and volumes across all businesses.

•
Operating income from continuing operations for the second quarter and first six months of 2018 increased approximately 24% and 26% compared with the second quarter and first six months of 2017. The primary driver for these increases were improved operating results, primarily in the Harsco Industrial Segment and the Harsco Metals & Minerals Segment. In addition, operating results were positively affected by a $3.2 million adjustment to previously accrued amounts related to the disposal of certain slag material in Latin America due to obtaining the necessary permits.

•
Diluted earnings per common share from continuing operations attributable to Harsco Corporation for the second quarter and first six months of 2018 were $0.48 and $0.70, respectively, an increase of approximately 118% and 106%, respectively, compared with the second quarter and first six months of 2017. The primary drivers for the increase were improved operating results and a decrease in both interest and income tax expense. Income tax expense decreased primarily due to an $8.3 million tax benefit arising from the adjustment to certain existing deferred tax asset valuation allowances as the result of the Altek acquisition, as well as changes in U.S. tax law.

•
In May 2018, the Company acquired Altek Europe Holdings Limited and its affiliated entities (collectively, "Altek"), a U.K.-based manufacturer of market leading products that enable aluminum producers and recyclers to manage and efficiently extract value from critical waste streams, reduce waste generation, and improve operating productivity. See Note 4, Acquisitions in Part I, Item 1, Financial Statements.

Looking forward, the Company maintains a positive outlook across all businesses. The Company’s view for the remainder of 2018 and beyond is supported by the below factors, which should be considered in the context of other risks, trends and strategies in the Company's Annual Report on Form 10-K for the year ended December 31, 2017:

•
Markets served by the Harsco Metals & Minerals Segment continued to demonstrate improvement through increased customer steel production and higher commodity volumes and prices. Additionally, the impact of new sites (or contracts), lower operating costs achieved through improvement initiatives and increased contributions from the Company’s industrial abrasives, metal additives and roofing granules business are expected to positively impact results in 2018.

•
The Harsco Industrial Segment’s air-cooled heat exchangers business continues to be positively impacted by fundamental improvements within the energy markets. Bookings for this business have increased significantly in recent quarters. Additionally, increased demand for metal grating and heat transfer products, new product innovations and manufacturing efficiencies are also anticipated to have a positive impact within this segment during 2018.

•
Continued growth, market penetration and investment within after-market parts and Protran Technology are expected to support improved results in the Harsco Rail Segment. The Company is also anticipating an improvement in demand for original equipment from domestic railroads following a period of decreased demand in recent years.

•
Corporate spending is now expected to be consistent when compared with 2017, while interest expense is forecasted to decline meaningfully following the repricing of the Company’s Senior Secured Credit Facility in both December 2017 and June 2018.

•	The Company expects its operational effective income tax rate to approximate 26% to 28% in 2018, representing a significant decline relative to 2017 as a result of recent U.S. tax reform.

•
The Company is also focused on future growth opportunities such as organic growth through higher-return service contract opportunities in attractive markets and investments, such as the recent Altek acquisition, to strengthen the technical and applied product capabilities for the Harsco Metals & Minerals Segment, and strategic investments or possible acquisitions, including in the Harsco Rail and Harsco Industrial Segments, that improve competitive positioning in core growth and technology applications and adjacent markets.

Results of Operations

Segment Results

	Three Months Ended		Six Months Ended
	June 30		June 30
(In millions, except percentages)	2018	2017	2018	2017
Revenues:
Harsco Metals & Minerals	$272.3	$259.3	$537.0	$506.3
Harsco Industrial	92.1	73.6	175.7	139.4
Harsco Rail	67.6	62.0	127.2	121.6
Total Revenues	$432.0	$394.9	$840.0	$767.4
Operating Income (Loss):
Harsco Metals & Minerals	$35.7	$31.5	$63.4	$57.2
Harsco Industrial	14.2	9.2	26.6	12.1
Harsco Rail	8.6	8.2	10.6	14.4
Corporate	(4.8)	(5.7)	(10.4)	(12.0)
Total Operating Income:	$53.6	$43.1	$90.2	$71.8
Operating Margins:
Harsco Metals & Minerals	13.1%	12.1%	11.8%	11.3%
Harsco Industrial	15.4	12.6	15.1	8.7
Harsco Rail	12.8	13.2	8.3	11.9
	12.4%	10.9%	10.7%	9.4%

Harsco Metals & Minerals Segment:

Significant Effects on Revenues	Three Months Ended	Six Months Ended
(In millions)	June 30, 2018	June 30, 2018
Revenues — 2017	$259.3	$506.3
Impact of foreign currency translation.	2.5	19.4
Net effects of price/volume changes, primarily attributable to volume changes.	11.9	18.3
Net impact of new and lost contracts (including exited underperforming contracts).	(1.4)	(7.0)
Revenues — 2018	$272.3	$537.0

Factors Positively Affecting Operating Income:

•
Increased global steel production.  Overall, steel production by customers under services contracts, including the impact of new and exited contracts, increased by 4% and 3%, respectively, for the second quarter and first six months of 2018 compared with the same periods in the prior year.

•
The net of new and lost contracts (including exited underperforming contracts) increased operating income during the second quarter and first six months of 2018 compared with the same periods in prior year.

•
Foreign currency translation increased operating income by approximately $2 million in first six months of 2018 compared with the same periods in the prior year. There was no meaningful impact of foreign currency translation during the second quarter of 2018.

•
Operating results for the second quarter and first six months of 2018 were positively affected by a $3.2 million adjustment to previously accrued amounts related to the disposal of certain slag material in Latin America due to obtaining the necessary permits.

Factors Negatively Impacting Operating Income:

•	Moderately higher selling, general and administrative costs due to compensation costs and higher professional fees to support and execute the Company's growth strategies.

•	Costs associated with the Altek acquisition of approximately $1 million for both the second quarter and first six months of 2018.

Harsco Industrial Segment:

Significant Effects on Revenues	Three Months Ended	Six Months Ended
(In millions)	June 30, 2018	June 30, 2018
Revenues — 2017	$73.6	$139.4
Net effects of price/volume changes, primarily attributable to volume changes.	18.7	36.0
Impact of foreign currency translation.	(0.2)	0.3
Revenues — 2018	$92.1	$175.7

Factors Positively Affecting Operating Income:

•
Higher overall volumes in the air-cooled heat exchanger business and a favorable product mix, resulting in increased operating income during the second quarter and first six months of 2018 compared with the same periods in prior year.

•	A favorable sales mix and higher prices led to increased operating income in the industrial grating businesses.

•	Improved demand and a favorable sales mix led to increased operating income in the heat transfer product businesses.

Factors Negatively Impacting Operating Income:

•	Moderately higher selling, general and administrative costs resulting primarily from increased commissions due to increased volumes in the air-cooled heat exchanger business.

Harsco Rail Segment:

Significant Effects on Revenues	Three Months Ended	Six Months Ended
(In millions)	June 30, 2018	June 30, 2018
Revenues — 2017	$62.0	$121.6
Net effect of price/volume changes, primarily attributable to volume changes.	5.3	3.6
Impact of foreign currency translation.	0.3	2.0
Revenues — 2018	$67.6	$127.2

Factors Positively Affecting Operating Income:

•
A more favorable mix and increased demand for after-market part sales increased operating income during the second quarter and first six months of 2018 compared with the same periods in the prior year.

•	Decreased selling, general and administrative expenses primarily related to lower commissions and bad debt expense.

Factors Negatively Impacting Operating Income:

•	A less favorable mix of machine sales and lower contract service volumes decreased operating income in the second quarter and first six months of 2018 compared with the same periods in prior.

•
Additional forward contract loss provision related to the Company's first of two contracts, which is nearing completion, with the federal railway system of Switzerland of $1.8 million, during the first quarter of 2018, resulting from incurring actual costs to complete in excess of originally estimated costs.

Consolidated Results

	Three Months Ended		Six Months Ended
	June 30		June 30
(In millions, except per share amounts)	2018	2017	2018	2017
Total revenues	$432.0	$394.9	$840.0	$767.4
Cost of services and products sold	318.9	294.0	630.2	582.2
Selling, general and administrative expenses	58.9	54.4	116.0	108.3
Research and development expenses	1.4	1.3	2.7	2.2
Other (income) expenses, net	(0.9)	2.1	0.9	3.0
Operating income from continuing operations	53.6	43.1	90.2	71.8
Interest income	0.6	0.5	1.1	1.0
Interest expense	(10.0)	(12.4)	(19.6)	(24.1)
Defined benefit pension income (expense)	0.9	(0.7)	1.7	(1.4)
Loss on early extinguishment of debt	(1.0)	—	(1.0)	—
Income tax expense	(1.9)	(11.2)	(10.2)	(17.5)
Income from continuing operations	42.1	19.3	62.2	29.8
Income from discontinued operations	0.6	0.4	0.1	—
Net income	42.7	19.7	62.3	29.9
Total other comprehensive income (loss)	(17.2)	(0.9)	(11.0)	16.5
Total comprehensive income	25.5	18.9	51.3	46.4
Diluted earnings per common share from continuing operations attributable to Harsco Corporation common stockholders	0.48	0.22	0.70	0.34
Effective income tax rate for continuing operations	4.4%	36.8%	14.1%	36.9%

Comparative Analysis of Consolidated Results

Revenues
Revenues for the second quarter of 2018 increased $37.1 million or 9.4% from the second quarter of 2017. Revenues for the first six months of 2018 increased $72.6 million or 9.5% from the first six months of 2017. Foreign currency translation increased revenues by approximately $3 million and $22 million for the second quarter of 2018 and the first six months of 2018, respectively, compared with the same periods in the prior year. Refer to the segment results discussion above for information pertaining to factors positively affecting and negatively impacting revenues.

Cost of Services and Products Sold
Cost of services and products sold for the second quarter of 2018 increased $24.9 million or 8.5% from the second quarter of 2017. Cost of services and products sold for the first six months of 2018 increased $48.0 million or 8.2% from the six months ended June 30, 2017. Changes in cost of services and products sold for the periods presented were attributable to the following significant items:

	Three Months Ended	Six Months Ended
(In millions)	June 30, 2018	June 30, 2018
Increased costs due to changes in revenues (exclusive of the effects of foreign currency translation and including fluctuations in commodity costs included in selling prices).	$22.2	$30.5
Impact of foreign currency translation.	2.7	17.9
Other.	—	(0.4)
Total change in cost of services and products sold — 2018 vs. 2017	$24.9	$48.0

Selling, General and Administrative Expenses
Selling, general and administrative expenses for the second quarter of 2018 increased $4.5 million or 8.4% from the second quarter of 2017.  Selling, general and administrative expenses for the first six months of 2018 increased $7.7 million or 7.1% from the first six months of 2017. These increases were primarily related to increased compensation; professional fees needed to support and execute the Company's growth strategy; and the impact of foreign currency translation.

Other (Income) Expenses, Net
This income statement classification includes: certain gains, employee termination benefit costs and other costs to exit activities. Additional information on Other (income) expenses, net is included in Note 15, Other Expenses, Net in Part I,  Item 1, Financial Statements.

	Three Months Ended		Six Months Ended
	June 30		June 30
(In thousands)	2018	2017	2018	2017
Employee termination benefit costs	$769	$1,695	$2,212	$2,448
Net gains (a)	(1,097)	(88)	(1,097)	(210)
Other costs to exit activities	100	247	464	347
Impaired asset write-downs	104	281	113	281
Other	(756)	(63)	(750)	100
Other (income) expenses, net	$(880)	$2,072	$942	$2,966

(a)	Net gains result from the sales of redundant properties (primarily land, buildings and related equipment) and non-core assets.

The caption, Other, above includes the adjustment to previously accrued amounts related to Other (income) expenses, net for which the ultimate settlement of such liability was less than previous estimates.

Interest Expense
Interest expense during the second quarter and the first six months of 2018 decreased $2.4 million and $4.5 million, compared with the second quarter and the first six months of 2017. The decrease primarily relates to reduced interest rates for the Company's Senior Secured Credit Facility, which was amended in December 2017 and June 2018.

Defined Benefit Pension Income (Expense)
Defined benefit pension income for the second quarter of 2018 was $0.9 million, compared with defined benefit pension expense of $0.7 million for the second quarter of 2017. Defined benefit pension income for the first six months of 2018 was $1.7 million, compared with defined benefit pension expense of $1.4 million for the first six months of 2017. The change primarily relates to improved returns on pension plan assets.

Loss on Early Extinguishment of Debt
In June 2018, the Company amended the existing Senior Secured Credit Facility in order to, among other things, reduce the interest rate applicable to the Term Loan Facility and to increase the limit of the Revolving Credit Facility. As a result, a charge of $1.0 million was recorded during the second quarter of 2018 consisting principally of fees associated with the transaction and the write-off of unamortized deferred financing costs. See Note 7, Debt and Credit Agreements in Part I, Item 1, Financial Statements.

Income Tax Expense
Income tax expense related to continuing operations for the second quarter and six months ended June 30, 2018 was $1.9 million and $10.2 million, respectively, compared with an income tax expense related to continuing operations of $11.2 million and $17.5 million, respectively, for the second quarter and the first six months of 2017. Income tax expense decreased primarily due to an $8.3 million tax benefit arising from the adjustment to certain existing deferred tax asset valuation allowances as the result of the Altek acquisition, as well as changes in U.S. tax law.

Income from Continuing Operations
Income from continuing operations was $42.1 million and $62.2 million, respectively, in the second quarter and first six months of 2018 compared with $19.3 million and $29.8 million, respectively, in the second quarter and first six months of 2017. These change are primarily related to improved demand for air-cooled heat exchangers in the Harsco Industrial Segment; decreased interest expense resulting from lower interest rates associated with the Company's Senior Secured Credit Facility; and lower income tax expense.

Total Other Comprehensive Income (Loss)
Total other comprehensive loss was $17.2 million and $11.0 million in the second quarter and first six months of 2018, compared with total other comprehensive loss of $0.9 million and total other comprehensive income of $16.5 million, respectively in the second quarter and first six months of 2017. The primary driver of this change was the net unfavorable impact of foreign currency translation due to the strengthening of the U.S. dollar against multiple currencies during the first six months of 2018.

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

The Company’s cash flows from operating, investing and financing activities, as reflected in the Condensed Consolidated Statements of Cash Flows, are summarized in the following table:

	Six Months Ended
	June 30
(In millions)	2018	2017
Net cash provided (used) by:
Operating activities	$46.7	$46.8
Investing activities	(112.7)	(35.0)
Financing activities	70.6	(23.9)
Effect of exchange rate changes on cash and cash equivalents, including restricted cash	(3.7)	3.0
Net change in cash and cash equivalents, including restricted cash	$0.9	$(9.1)

Cash provided by operating activities — Net cash provided by operating activities in the first six months of 2018 was $46.7 million, a decrease of $0.1 million from cash used by operating activities in the first six months of 2017.  The minor decrease is primarily attributable to increased net working capital and the change in other assets and liabilities partially offset by an increase in cash net income. For net working capital, favorable timing of collections in accounts receivable were offset by payments of accrued compensation and lower customer advances in the Harsco Rail segment. The change in other assets and liabilities was due principally to the settlement of various accrued amounts.

Cash used by investing activities — Net cash used by investing activities in the first six months of 2018 was $112.7 million, an increase of $77.7 million from the cash used by investing activities in the first six months of 2017.  The increase was primarily due to the Altek acquisition and an increase in capital expenditures, primarily in the Company's Harsco Metals & Minerals Segment in the six months ended June 30, 2018, compared with the six months ended June 30, 2017.

Cash provided (used) by financing activities — Net cash provided by financing activities in the first six months of 2018 was $70.6 million, an increase of $94.5 million from cash used by financing activities in the first six months of 2017.  The change was primarily due to net cash borrowings of $78.7 million in the first six months of 2018 compared with net cash payments of $20.4 million in the first six months of 2017. The increased borrowings were used to fund the Altek acquisition and the increased capital spending in the Harsco Metals & Minerals Segment.

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

In June 2018, the Company amended the existing Senior Secured Credit Facility in order to, among other things, reduce the interest rate applicable to the Term Loan Facility and to increase the limit of the Revolving Credit Facility. As a result of the amendments, borrowings under the Term Loan Facility now bear interest at a rate per annum of 225 basis points over the adjusted LIBOR rate and the facility limit under the Revolving Credit Facility has increased to $500 million. Additionally, a charge of $1.0 million was recorded during the second quarter of 2018 consisting principally of fees associated with the transaction and the write-off of unamortized deferred financing costs.

Summary of Senior Secured Credit Facility Borrowings: (In millions)	June 30 2018	December 31 2017
By type:
Revolving Credit Facility	$127.0	$41.0
Term Loan Facility	544.5	545.9
Total	$671.5	$586.9
By classification:
Current	$5.4	$5.5
Long-term	666.1	581.4
Total	$671.5	$586.9

	June 30, 2018
(In millions)	Facility Limit	Outstanding Balance	Outstanding Letters of Credit	Available Credit
Multi-year revolving credit facility	$500.0	$127.0	$31.4	$341.6

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

On May 2, 2018 the Company announced that the Board of Directors authorized a share repurchase program pursuant to which the Company could repurchase shares in an amount up to $75 million. The extent to which the Company repurchases shares, and the timing of such repurchases, will depend upon a variety of factors including market conditions and other corporate considerations as determined by the Company’s management. The repurchase program may be suspended or discontinued at any time.

Debt Covenants
The Senior Secured Credit Facility contains a consolidated net debt to consolidated adjusted earnings before interest, tax depreciation and amortization ("EBITDA") ratio covenant, which is not to exceed 3.75 to 1.0, and a minimum consolidated adjusted EBITDA to consolidated interest charges ratio covenant, which is not to be less than 3.0 to 1.0. The consolidated net debt to consolidated adjusted EBITDA ratio covenant is reduced to 3.5 to 1.0 after December 31, 2018.  At June 30, 2018, the Company was in compliance with these covenants, as the total net leverage ratio was 2.0 to 1.0 and total interest coverage ratio was 7.1 to 1.0. Based on balances and covenants in effect at June 30, 2018, the Company could increase net debt by $537.7 million, and still be in compliance with these debt covenants. Alternatively, keeping all other factors constant, the Company's adjusted EBITDA could decrease by $143.4 million and the Company would still be within these debt covenants. The Company expects to continue to be in compliance with these debt covenants for at least the next twelve months. In addition, the Senior Secured Credit Facility imposes certain restrictions including, but not limited to, restrictions as to the types and amounts of debt or liens that may be incurred by the Company, limitations on dividend payments and certain acquisitions by the Company.

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

At June 30, 2018, the Company's consolidated cash and cash equivalents included $62.9 million held by non-U.S. subsidiaries. At June 30, 2018, approximately 2% of the Company's consolidated cash and cash equivalents had regulatory restrictions that would preclude the transfer of funds with and among subsidiaries. Non-U.S. subsidiaries also held $14.0 million of cash and cash equivalents in consolidated strategic ventures. The strategic venture agreements may require strategic venture partner approval to transfer funds with and among subsidiaries. While the Company's remaining non-U.S. cash and cash equivalents can be transferred with and among subsidiaries, the majority of these non-U.S. cash balances will be used to support the ongoing working capital needs and continued growth of the Company's non-U.S. operations.

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

ITEM 4.        CONTROLS AND PROCEDURES

The Company’s adoption of ASC 606, Revenue from Contracts with Customers, required the implementation of new accounting processes, which changed the Company's internal controls over revenue recognition. The Company has completed the design of these controls and they have been implemented as of June 30, 2018.  Other than these changes, there have been no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting during the second quarter of 2018.

Based on the evaluation required by Securities Exchange Act Rules 13a-15(b) and 15d-15(b), the Company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of disclosure controls and procedures, as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e), at June 30, 2018.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective at June 30, 2018.

PART II — OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS
Information on legal proceedings is included in Note 10, Commitments and Contingencies, in Part I, Item 1, Financial Statements.

ITEM 1A.     RISK FACTORS
The Company's risk factors as of June 30, 2018 have not changed materially from those described in Part 1, Item 1A, “Risk Factors,” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 2, 2018, the Company announced that the Board of Directors adopted a share repurchase program authorizing the Company to repurchase up to $75,000,000 of outstanding shares of the Company’s common stock through April 24, 2021. The Company did not purchase any shares of common stock under this program during the quarter ended June 30, 2018. When and if appropriate, repurchases are made in open market transactions, depending on market conditions. Share repurchases may not occur and may be discontinued at any time.

ITEM 6.        EXHIBITS

The following exhibits are included as part of this report by reference:

Exhibit Number	Description
10.1
Amendment No. 2, dated as of June 18, 2018, among the Company, the subsidiaries of the Company party thereto, Citibank N.A., as administrative agent and collateral agent and the lenders party thereto (incorporated by reference to the Company's Current Report on Form 8-K dated June 21, 2018).

10.2
Amendment No. 3, dated as of June 18, 2018, among the Company, the subsidiaries of the Company party thereto, Citibank N.A., as administrative agent and collateral agent and the lenders party thereto (incorporated by reference to the Company's Current Report on Form 8-K dated June 21, 2018).

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
101
The following financial statements from Harsco Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 filed with the Securities and Exchange Commission on August 2, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iv) the Condensed Consolidated Statements of Cash Flows; (v) the Condensed Consolidated Statements of Equity; and (vi) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HARSCO CORPORATION
(Registrant)

DATE	August 2, 2018	/s/ PETER F. MINAN
Peter F. Minan
Senior Vice President and Chief Financial Officer
(On behalf of the registrant and as Principal Financial Officer)

DATE	August 2, 2018	/s/ SAMUEL C. FENICE
Samuel C. Fenice
Vice President and Corporate Controller
(Principal Accounting Officer)