Form 10-Q
period 2018-09-30
HARSCO CORP
filed 2018-10-31
CIK 45876

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2018
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐  NO ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 26, 2018
Common stock, par value $1.25 per share	80,313,239

HARSCO CORPORATION
FORM 10-Q

PART I — FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

HARSCO CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands)	September 30 2018	December 31 2017
ASSETS
Current assets:
Cash and cash equivalents	$61,736	$62,098
Restricted cash	2,815	4,111
Trade accounts receivable, net	304,165	288,034
Other receivables	55,156	20,224
Inventories	137,768	178,293
Current portion of contract assets	27,870	—
Other current assets	42,068	39,332
Total current assets	631,578	592,092
Property, plant and equipment, net	460,498	479,747
Goodwill	420,351	401,758
Intangible assets, net	83,598	38,251
Contract assets	3,566	—
Deferred income tax assets	39,824	51,574
Other assets	21,002	15,263
Total assets	$1,660,417	$1,578,685
LIABILITIES
Current liabilities:
Short-term borrowings	$7,655	$8,621
Current maturities of long-term debt	7,149	11,208
Accounts payable	149,216	126,249
Accrued compensation	48,617	60,451
Income taxes payable	11,432	5,106
Insurance liabilities	41,436	11,167
Current portion of advances on contracts	43,682	117,958
Other current liabilities	121,887	133,368
Total current liabilities	431,074	474,128
Long-term debt	625,440	566,794
Insurance liabilities	21,761	22,385
Retirement plan liabilities	213,156	259,367
Advances on contracts	10,322	—
Other liabilities	54,273	40,846
Total liabilities	1,356,026	1,363,520
COMMITMENTS AND CONTINGENCIES
HARSCO CORPORATION STOCKHOLDERS’ EQUITY
Preferred stock	—	—
Common stock	141,837	141,110
Additional paid-in capital	187,930	180,201
Accumulated other comprehensive loss	(555,291)	(546,582)
Retained earnings	1,252,840	1,157,801
Treasury stock	(765,765)	(762,079)
Total Harsco Corporation stockholders’ equity	261,551	170,451
Noncontrolling interests	42,840	44,714
Total equity	304,391	215,165
Total liabilities and equity	$1,660,417	$1,578,685

See accompanying notes to unaudited condensed consolidated financial statements.

HARSCO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended				Nine Months Ended
	September 30				September 30
(In thousands, except per share amounts)	2018		2017		2018	2017
Revenues from continuing operations:
Service revenues	$250,890		$246,144		$763,815	$738,059
Product revenues	194,585		138,509		521,670	414,033
Total revenues	445,475		384,653		1,285,485	1,152,092
Costs and expenses from continuing operations:
Cost of services sold	194,459		194,483		589,738	577,200
Cost of products sold	132,262		95,849		367,218	295,367
Selling, general and administrative expenses	59,297		59,993		175,307	168,315
Research and development expenses	1,720		936		4,377	3,096
Other (income) expenses, net	628		(1,237)		1,570	1,729
Total costs and expenses	388,366		350,024		1,138,210	1,045,707
Operating income from continuing operations	57,109		34,629		147,275	106,385
Interest income	574		610		1,649	1,615
Interest expense	(9,665)		(12,122)		(29,241)	(36,180)
Defined benefit pension income (expense)	928		(680)		2,671	(2,054)
Loss on early extinguishment of debt	(125)		—		(1,159)	—
Income from continuing operations before income taxes	48,821		22,437		121,195	69,766
Income tax expense	(13,833)		(8,270)		(24,043)	(25,757)
Income from continuing operations	34,988		14,167		97,152	44,009
Discontinued operations:
Loss on disposal of discontinued business	(433)		(578)		(274)	(538)
Income tax benefit related to discontinued business	96		207		61	193
Loss from discontinued operations	(337)		(371)		(213)	(345)
Net income	34,651		13,796		96,939	43,664
Less: Net income attributable to noncontrolling interests	(1,804)		(498)		(5,795)	(2,438)
Net income attributable to Harsco Corporation	$32,847		$13,298		$91,144	$41,226
Amounts attributable to Harsco Corporation common stockholders:
Income from continuing operations, net of tax	$33,184		$13,669		$91,357	$41,571
Loss from discontinued operations, net of tax	(337)		(371)		(213)	(345)
Net income attributable to Harsco Corporation common stockholders	$32,847		$13,298		$91,144	$41,226
Weighted-average shares of common stock outstanding	80,950		80,637		80,821	80,519
Basic earnings per common share attributable to Harsco Corporation common stockholders:
Continuing operations	$0.41		$0.17		$1.13	$0.52
Discontinued operations	—		—		—	—
Basic earnings per share attributable to Harsco Corporation common stockholders	$0.41		$0.16	(a)	$1.13	$0.51	(a)
Diluted weighted-average shares of common stock outstanding	83,879		83,136		83,690	82,753
Diluted earnings per common share attributable to Harsco Corporation common stockholders:
Continuing operations	$0.40		$0.16		$1.09	$0.50
Discontinued operations	—		—		—	—
Diluted earnings per share attributable to Harsco Corporation common stockholders	$0.39	(a)	$0.16		$1.09	$0.50
(a) Does not total due to rounding

See accompanying notes to unaudited condensed consolidated financial statements.

HARSCO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended
	September 30
(In thousands)	2018	2017
Net income	$34,651	$13,796
Other comprehensive income (loss):
Foreign currency translation adjustments, net of deferred income taxes of $(91) and $1,747 in 2018 and 2017, respectively	(3,953)	16,005
Net gain on cash flow hedging instruments, net of deferred income taxes of $(306) and $21 in 2018 and 2017, respectively	502	2,199
Pension liability adjustments, net of deferred income taxes of $(289) and $(523) in 2018 and 2017, respectively	4,668	(7,324)
Unrealized gain on marketable securities, net of deferred income taxes of $(3) and $(3) in 2018 and 2017, respectively	8	5
Total other comprehensive income	1,225	10,885
Total comprehensive income	35,876	24,681
Less: Comprehensive income attributable to noncontrolling interests	(432)	(1,200)
Comprehensive income attributable to Harsco Corporation	$35,444	$23,481

	Nine Months Ended
	September 30
(In thousands)	2018	2017
Net income	$96,939	$43,664
Other comprehensive income (loss):
Foreign currency translation adjustments, net of deferred income taxes of $(1,043) and $3,598 in 2018 and 2017, respectively	(40,157)	42,391
Net gain on cash flow hedging instruments, net of deferred income taxes of $(2,191) and $888 in 2018 and 2017, respectively	6,081	1,471
Pension liability adjustments, net of deferred income taxes of $(902) and $(1,567) in 2018 and 2017, respectively	24,294	(16,467)
Unrealized gain (loss) on marketable securities, net of deferred income taxes of $5 and $(6) in 2018 and 2017, respectively	(19)	11
Total other comprehensive income (loss)	(9,801)	27,406
Total comprehensive income	87,138	71,070
Less: Comprehensive income attributable to noncontrolling interests	(3,183)	(4,674)
Comprehensive income attributable to Harsco Corporation	$83,955	$66,396

See accompanying notes to unaudited condensed consolidated financial statements.

HARSCO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
	September 30
(In thousands)	2018	2017
Cash flows from operating activities:
Net income	$96,939	$43,664
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	92,324	91,519
Amortization	7,620	5,989
Deferred income tax expense	1,996	2,018
Dividends from unconsolidated entities	88	93
Other, net	2,485	2,567
Changes in assets and liabilities:
Accounts receivable	(29,022)	(26,633)
Inventories	(18,852)	(30,112)
Contract assets	(10,427)	—
Accounts payable	17,547	9,045
Accrued compensation	(10,438)	979
Advances on contracts	(12,339)	(6,534)
Retirement plan liabilities, net	(28,743)	(17,890)
Other assets and liabilities	(14,164)	8,200
Net cash provided by operating activities	95,014	82,905
Cash flows from investing activities:
Purchases of property, plant and equipment	(91,302)	(64,131)
Purchases of businesses, net of cash acquired	(56,389)	—
Proceeds from sales of assets	9,096	10,746
Net proceeds from settlement of foreign currency forward exchange contracts	3,244	4,450
Net cash used by investing activities	(135,351)	(48,935)
Cash flows from financing activities:
Short-term borrowings, net	(543)	1,915
Current maturities and long-term debt:
Additions	128,158	26,000
Reductions	(75,104)	(65,245)
Dividends paid to noncontrolling interests	(5,446)	(1,783)
Sale (purchase) of noncontrolling interests	477	(3,412)
Stock-based compensation - Employee taxes paid	(3,685)	(1,607)
Deferred financing costs	(537)	(42)
Other financing activities, net	—	(370)
Net cash provided (used) by financing activities	43,320	(44,544)
Effect of exchange rate changes on cash and cash equivalents, including restricted cash	(4,641)	4,058
Net decrease in cash and cash equivalents, including restricted cash	(1,658)	(6,516)
Cash and cash equivalents, including restricted cash, at beginning of period	66,209	71,879
Cash and cash equivalents, including restricted cash, at end of period	$64,551	$65,363

See accompanying notes to unaudited condensed consolidated financial statements.

HARSCO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (Unaudited)

	Harsco Corporation Stockholders’ Equity
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests
(In thousands, except share amounts)	Issued	Treasury					Total
Balances, January 1, 2017	$140,625	$(760,391)	$172,101	$1,150,688	$(606,722)	$41,262	$137,563
Adoption of new accounting standards (See Note 2)			1,106	(709)			397
Net income				41,226		2,438	43,664
Cash dividends declared:
Noncontrolling interests						(1,783)	(1,783)
Total other comprehensive income, net of deferred income taxes of $2,913					25,171	2,235	27,406
Purchase of subsidiary shares from noncontrolling interest			(2,242)			(1,170)	(3,412)
Stock appreciation rights exercised, net 8,965 shares	16	(63)	(16)				(63)
Vesting of restricted stock units and other stock grants, net 260,497 shares	452	(1,544)	(452)				(1,544)
Amortization of unearned portion of stock-based compensation, net of forfeitures			7,790				7,790
Balances, September 30, 2017	$141,093	$(761,998)	$178,287	$1,191,205	$(581,551)	$42,982	$210,018

	Harsco Corporation Stockholders’ Equity
(In thousands)	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests
	Issued	Treasury					Total
Balances, January 1, 2018	$141,110	$(762,079)	$180,201	$1,157,801	$(546,582)	$44,714	$215,165
Adoption of new accounting standards (See Note 2)				3,895	(1,520)		2,375
Net income				91,144		5,795	96,939
Cash dividends declared:
Noncontrolling interests						(5,534)	(5,534)
Sale of subsidiary shares to noncontrolling interest						477	477
Total other comprehensive loss, net of deferred income taxes of $(4,131)					(7,189)	(2,612)	(9,801)
Stock appreciation rights exercised, net 27,669 shares	49	(273)	(49)				(273)
Vesting of restricted stock units and other stock grants, net 382,228 shares	678	(3,413)	(678)				(3,413)
Amortization of unearned portion of stock-based compensation, net of forfeitures			8,456				8,456
Balances, September 30, 2018	$141,837	$(765,765)	$187,930	$1,252,840	$(555,291)	$42,840	$304,391

See accompanying notes to unaudited condensed consolidated financial statements.

HARSCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.     Basis of Presentation

Harsco Corporation (the "Company") has prepared these unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Accordingly, the unaudited condensed consolidated financial statements do not include all information and disclosure required by U.S. GAAP for annual financial statements. The December 31, 2017 Condensed Consolidated Balance Sheet information contained in this Quarterly Report on Form 10-Q was derived from the 2017 audited consolidated financial statements.  The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements, including the notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. In the opinion of management, all adjustments (all of which are of a normal recurring nature) that are necessary for a fair statement are reflected in the unaudited condensed consolidated financial statements.

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

(ii) determining the transaction price; and (iii) allocating the transaction price to the satisfied and unsatisfied performance obligations.

Comparative information has not been restated and continues to be reported under U.S. GAAP in effect for those periods.

The cumulative effect of the changes made to the Condensed Consolidated Balance Sheet at January 1, 2018 was as follows:

(In thousands)	Balance at December 31, 2017	Impact of Adoption	Balance at January 1, 2018
ASSETS
Current assets:
Trade accounts receivable, net	$288,034	$532	$288,566
Inventories	178,293	(59,793)	118,500
Current portion of contract assets	—	18,248	18,248
Other current assets	39,332	179	39,511
Total current assets	592,092	(40,834)	551,258
Contract assets	—	3,566	3,566
Other assets	15,263	1,337	16,600
Total assets	1,578,685	(35,931)	1,542,754
LIABILITIES
Current liabilities:
Current portion of advances on contracts	117,958	(78,507)	39,451
Other current liabilities	133,368	13,995	147,363
Total current liabilities	474,128	(64,512)	409,616
Advances on contracts	—	24,564	24,564
Other liabilities	40,846	1,580	42,426
Total liabilities	1,363,520	(38,368)	1,325,152
HARSCO CORPORATION STOCKHOLDERS' EQUITY
Accumulated other comprehensive loss	(546,582)	(1,520)	(548,102)
Retained earnings	1,157,801	3,957	1,161,758
Total Harsco Corporation stockholders' equity	170,451	2,437	172,888
Total equity	215,165	2,437	217,602
Total liabilities and equity	1,578,685	(35,931)	1,542,754

The impact of modifying the Company's Condensed Consolidated Balance Sheet at September 30, 2018 is as follows:

	September 30, 2018
(In thousands)	As Reported	Impact of Adoption	As Reported - Less Impact of Adoption
ASSETS
Current assets:
Trade accounts receivable, net	$304,165	$(535)	$303,630
Inventories	137,768	91,285	229,053
Current portion of contract assets	27,870	(27,870)	—
Other current assets	42,068	(157)	41,911
Total current assets	631,578	62,723	694,301
Contract assets	3,566	(3,566)	—
Deferred income tax assets	39,824	1,874	41,698
Other assets	21,002	(1,040)	19,962
Total assets	1,660,417	59,991	1,720,408

	September 30, 2018
(In thousands)	As Reported	Impact of Adoption	As Reported - Less Impact of Adoption
LIABILITIES
Current liabilities:
Current portion of advances on contracts	43,682	83,121	126,803
Other current liabilities	121,887	(8,608)	113,279
Total current liabilities	431,074	74,513	505,587
Advances on contracts	10,322	(10,322)	—
Other liabilities	54,273	(216)	54,057
Total liabilities	1,356,026	63,975	1,420,001
HARSCO CORPORATION STOCKHOLDERS' EQUITY
Accumulated other comprehensive loss	(555,291)	1,679	(553,612)
Retained earnings	1,252,840	(5,671)	1,247,169
Total Harsco Corporation stockholders' equity	261,551	(3,992)	257,559
Noncontrolling interests	42,840	8	42,848
Total equity	304,391	(3,984)	300,407
Total liabilities and equity	1,660,417	59,991	1,720,408

The impact of modifying the Company's Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2018 are as follows:

	Three Months Ended
	September 30, 2018
(In thousands, except per share amounts)	As Reported	Impact of Adoption	As Reported - Less Impact of Adoption
Revenues from continuing operations:
Services revenues	$250,890	$512	$251,402
Product revenues	194,585	(15,411)	179,174
Total revenues	445,475	(14,899)	430,576
Costs and expenses from continuing operations:
Costs of services sold	194,459	1,273	195,732
Costs of products sold	132,262	(11,979)	120,283
Selling, general and administrative costs	59,297	66	59,363
Total costs and expenses	388,366	(10,640)	377,726
Operating income from continuing operations	57,109	(4,259)	52,850
Interest expense	(9,665)	550	(9,115)
Income from continuing operations before income taxes	48,821	(3,709)	45,112
Income tax (expense) benefit	(13,833)	932	(12,901)
Income from continuing operations	34,988	(2,777)	32,211
Net income	34,651	(2,777)	31,874
Less: Net income attributable to noncontrolling interests	(1,804)	(10)	(1,814)
Net income attributable to Harsco Corporation	32,847	(2,787)	30,060
Amounts attributable to Harsco Corporation common stockholders:
Income from continuing operations, net of tax	33,184	(2,787)	30,397
Net income attributable to Harsco Corporation common stockholders	32,847	(2,787)	30,060
Basic earnings per share attributable to Harsco Corporation common stockholders:
Continuing operations	0.41	(0.03)	0.38
Basic earnings per share attributable to Harsco Corporation common stockholders	0.41	(0.03)	0.37
Diluted earnings per share attributable to Harsco Corporation common stockholders:
Continuing operations	0.40	(0.03)	0.36
Diluted earnings per share attributable to Harsco Corporation common stockholders	0.39	(0.03)	0.36

	Nine Months Ended
	September 30, 2018
(In thousands, except per share amounts)	As Reported	Impact of Adoption	As Reported - Less Impact of Adoption
Revenues from continuing operations:
Services revenues	$763,815	$4,182	$767,997
Product revenues	521,670	(34,269)	487,401
Total revenues	1,285,485	(30,087)	1,255,398
Costs and expenses from continuing operations:
Costs of services sold	589,738	3,980	593,718
Costs of products sold	367,218	(30,091)	337,127
Selling, general and administrative costs	175,307	103	175,410
Total costs and expenses	1,138,210	(26,008)	1,112,202
Operating income from continuing operations	147,275	(4,079)	143,196
Interest expense	(29,241)	1,453	(27,788)
Income from continuing operations before income taxes	121,195	(2,626)	118,569
Income tax (expense) benefit	(24,043)	919	(23,124)
Income from continuing operations	97,152	(1,707)	95,445
Net income	96,939	(1,707)	95,232
Less: Net income attributable to noncontrolling interests	(5,795)	(8)	(5,803)
Net income attributable to Harsco Corporation	91,144	(1,715)	89,429
Amounts attributable to Harsco Corporation common stockholders:
Income from continuing operations, net of tax	91,357	(1,715)	89,642
Net income attributable to Harsco Corporation common stockholders	91,144	(1,715)	89,429
Basic earnings per share attributable to Harsco Corporation common stockholders:
Continuing operations	1.13	(0.02)	1.11
Basic earnings per share attributable to Harsco Corporation common stockholders	1.13	(0.02)	1.11
Diluted earnings per share attributable to Harsco Corporation common stockholders:
Continuing operations	1.09	(0.02)	1.07
Diluted earnings per share attributable to Harsco Corporation common stockholders	1.09	(0.02)	1.07

The impact of modifying the Company's Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2018 is as follows:

	Nine Months Ended
	September 30, 2018
(In thousands)	As Reported	Impact of Adoption	As Reported - Less Impact of Adoption
Cash flows from operating activities:
Net income	$96,939	$(1,707)	$95,232
Adjustments to reconcile net income to net cash used by operating activities:
Deferred income tax expense (benefit)	1,996	(919)	1,077
Changes in assets and liabilities:
Accounts receivable	(29,022)	8	(29,014)
Inventories	(18,852)	(34,923)	(53,775)
Contract assets	(10,427)	10,427	—
Advances on contracts	(12,339)	21,794	9,455
Other assets and liabilities	(14,164)	5,320	(8,844)
Net cash used by operating activities	95,014	—	95,014

On January 1, 2018, the Company adopted changes issued by the FASB related to how employers that sponsor defined benefit pension plans and other postretirement plans present the net periodic pension cost ("NPPC") in the statement of operations. Employers are required to report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. Other components of NPPC are required to be presented in the statement of operations separately from the service cost component and outside of the subtotal of income from operations. The changes also allow only the service cost component to be eligible for capitalization. The adoption of these changes resulted in the Company reclassifying $0.7 million and $2.1 million of NPPC expense for the three and nine months ended September 30, 2017, respectively, from the captions Cost of services sold; Cost of products sold; and Selling, general and administrative expenses to the new caption, Defined benefit pension income (expense) in the Company's Condensed Consolidated Statements of Operations.

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
The following accounting standards have been issued and become effective for the Company at a future date:
In February 2016, the FASB issued changes, with subsequent amendments, in accounting for leases, which become effective for the Company on January 1, 2019.  The changes introduce a lessee model that brings most leases onto the balance sheet, which will result in an increase in lease-related assets and liabilities.  The changes also align many of the underlying principles of the new lessor model with those in the FASB’s new revenue recognition standard. Furthermore, the changes address other concerns related to the current lease model such as eliminating the requirement in current guidance for an entity to use bright-line tests in determining lease classification. The changes also require lessors to increase the transparency of their exposure to changes in value of their residual assets and how they manage that exposure. The Company has completed an assessment of existing leasing agreements and is in the process of quantifying the impact on the Company’s consolidated financial statements. The Company has elected to adopt these changes on a modified retrospective basis and the practical expedients allowing for adoption on a prospective basis. In addition, the Company is in the process of identifying changes to current business processes and internal controls to support the reporting and disclosure requirements of the new standard.

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

In August 2018, the FASB issued changes which modify the disclosure requirements for fair value measurements. The amendments in this update remove the requirement to disclose the amount of, and reasons for, transfers between Level 1 and Level 2 of the fair value hierarchy; the policy for timing of transfers between levels; and the valuation processes for Level 3 fair value measurements. The changes require disclosure of changes in unrealized gains and losses for the period included in other comprehensive income (loss) for recurring Level 3 fair value measurements held at the end of the reporting period and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. The changes become effective for the Company on January 1, 2020. Management is currently evaluating the impact of these changes on its condensed consolidated financial statements.

In August 2018, the FASB issued changes which modify the disclosure requirements for employers that sponsor defined benefit pension or other post-retirement plans. The changes remove the requirements to disclose: amounts in accumulated other comprehensive income (loss) expected to be recognized as components of net periodic benefit cost over the next fiscal year; the amount and timing of plan assets expected to be returned to the employer; and the effects of a one-percentage point change in assumed health care cost trend rates. The update also requires disclosure of an explanation of the reasons for significant gains and losses related to changes in the benefit obligation for the period. The changes become effective for the Company on January 1, 2021. Management is currently evaluating the impact of these changes on its condensed consolidated financial statements.

In August 2018, the FASB issued changes that require entities that are customers in cloud computing arrangements to defer implementation costs if they would be capitalized by the entity in software licensing arrangements under the internal-use software guidance. The Company intends to early adopt these changes effective October 1, 2018.

3. Acquisitions

In May 2018, the Company acquired Altek Europe Holdings Limited and its affiliated entities (collectively, "Altek"), a U.K.-based manufacturer of market leading products that enable aluminum producers and recyclers to manage and efficiently extract value from critical waste streams, reduce waste generation and improve operating productivity. The Company acquired Altek, on a debt and cash free basis, for a purchase price of £45 million (approximately $60 million) in cash, with the potential for up to £25 million (approximately $33 million) in additional contingent consideration through 2021 subject to the future financial performance of Altek. The preliminary purchase price included an upfront payment of $60.1 million, subject to working capital adjustments and net of cash acquired, as well as contingent consideration with an estimated preliminary fair value of $16.3 million as of the acquisition date. Altek's revenues and operating results have been included in the results of the Harsco Metals & Minerals Segment and were not material to the Company's consolidated results for the three and nine months ended September 30, 2018. The Company incurred approximately $1 million of costs associated with the Altek acquisition in the caption Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.

The fair value recorded for the assets acquired and liabilities assumed for Altek is as follows:

	Preliminary Valuation
(In millions)	June 30 2018	Measurement Period Adjustments (a)	September 30 2018
Cash and cash equivalents	$1.7	$—	$1.7
Net working capital	(1.5)	0.2	(1.3)
Property, plant and equipment	3.3	—	3.3
Intangible assets	52.5	0.2	52.7
Goodwill	20.9	5.8	26.7
Net deferred tax liabilities	(8.5)	—	(8.5)
Other liabilities	(0.3)	—	(0.3)
Total identifiable net assets of Altek	$68.1	$6.2	$74.3
(a) The measurement period adjustments did not have a material impact on the Company's previously reported operating results.

The goodwill is attributable to strategic benefits, including enhanced operational and financial scale and product and market diversification that the Company expects to realize. The Company expects less than $1.0 million of goodwill to be deductible for income tax purposes.

The following table details the preliminary valuation of identifiable intangible assets and amortization periods for Altek:

	Amortization Period	Preliminary Valuation
(Dollars in millions)		June 30 2018	Measurement Period Adjustments (a)	September 30 2018
Customer related	14.2 years	$11.5	$0.1	$11.6
Technology related	10.3 years	36.5	0.1	36.6
Trade names	15.0 years	4.5	—	4.5
Total identifiable intangible assets of Altek		$52.5	$0.2	$52.7
(a) The measurement period adjustments did not have a material impact on the Company's previously reported operating results.

The Company valued the customer related assets, technology related assets, and trade names using an income-based approach that utilized either the multi-period excess earnings method or the relief from royalty method.

The preliminary fair value of contingent consideration was estimated using a probability simulation model, which uses assumptions and estimates to forecast a range of outcomes for the contingent consideration. Key inputs to the model include projected earnings before interest, tax, depreciation and amortization; the discount rate; the projection risk neutralization rate; and volatility, which are Level 3 data.  The Company will assess these assumptions and estimates on a quarterly basis as additional data impacting the assumptions is obtained. Any changes in the fair value of contingent consideration related to updated assumptions and estimates will be recognized in the Consolidated Statements of Operations during the period in which the change occurs.

The following table reflects the changes in the fair value of contingent consideration:

(In thousands)	Contingent Consideration
Balance, June 30, 2018	$10,097
Measurement period adjustment (b)	6,177
Fair value adjustment (c)	412
Foreign currency translation (c)	(298)
Balance, September 30, 2018	$16,388
(b) Measurement period adjustment was recorded to goodwill on the Condensed Consolidated Balance Sheet.
(c) These amounts are recorded in the caption Other (income) expenses, net on the Condensed Consolidated Statements of Operations.

The purchase price allocation for this transaction is not final and the fair value of intangible assets, goodwill and contingent consideration may vary from those reflected in the condensed consolidated financial statements at September 30, 2018. Inclusion of pro forma financial information for this transaction is not necessary as the acquisition is immaterial to the Company's results of operations.

4.    Accounts Receivable and Inventories
Accounts receivable consist of the following:

(In thousands)	September 30 2018	December 31 2017
Trade accounts receivable	$308,278	$292,765
Less: Allowance for doubtful accounts	(4,113)	(4,731)
Trade accounts receivable, net	$304,165	$288,034
Other receivables (a) (b)	$55,156	$20,224
(a) Other receivables include insurance claim receivables, employee receivables, tax claim receivables and other miscellaneous receivables not included in Trade accounts receivable, net.
(b) From time to time, based on developments including ongoing negotiations, the Company adjusts insured liabilities with offsetting insurance receivables, with no impact to the Condensed Consolidated Statements of Operations.

The provision (benefit) for doubtful accounts related to trade accounts receivable was as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(In thousands)	2018	2017	2018	2017
Provision (benefit) for doubtful accounts related to trade accounts receivable	$(26)	$4,087	$(182)	$5,262

Inventories consist of the following:

(In thousands)	September 30 2018	December 31 2017
Finished goods	$19,957	$26,415
Work-in-process	22,175	24,367
Contracts-in-process (c)	—	45,599
Raw materials and purchased parts	72,935	58,943
Stores and supplies	22,701	22,969
Total inventories	$137,768	$178,293

Contracts-in-process consist of the following:

(In thousands)	December 31 2017
Contract costs accumulated to date	$73,740
Estimated forward loss provisions for contracts-in-process (d)	(28,141)
Contracts-in-process (c) (e)	$45,599

(c)
The Company has adopted the new revenue recognition standard utilizing the modified retrospective transition method, including use of practical expedients. Amounts previously reported as Contracts-in-progress have been recognized through the related cumulative catch-up adjustment. See Note 2, Recently Adopted and Recently Issued Accounting Standards for additional information.

(d) For periods prior to January 1, 2018, to the extent that the estimated forward loss provision exceeds accumulated contract costs it is included in the caption Other current liabilities on the Condensed Consolidated Balance Sheets and amounted to $3.0 million at December 31, 2017.
(e) At December 31, 2017, the Company had $97.9 million of net customer advances related to SBB contracts. These amounts are included in the caption Current portion of advances on contracts on the Condensed Consolidated Balance Sheets.

The Company recognized an initial estimated forward loss provision related to the contracts with the federal railway system of Switzerland ("SBB") of $45.1 million for the year ended December 31, 2016. The Company recorded an additional forward loss provision of $1.8 million for the nine months ended September 30, 2018. At September 30, 2018, the entire remaining estimated forward loss provision of $9.7 million is included in the caption Other current liabilities on the Condensed Consolidated Balance Sheets. The estimated forward loss provision represents the Company's best estimate based on currently available information. It is possible that the Company's overall estimate of costs to complete these contracts may increase, which would result in an additional estimated forward loss provision at such time, but the Company is unable to estimate any further possible loss or range of loss at this time.

The Company recognized $5.0 million and $20.4 million of revenues for the contracts with SBB, on an over time basis, utilizing an input method based on costs incurred for the three and nine months ended September 30, 2018, respectively. The Company did not recognize any revenue for the contracts with SBB for the three and nine months ended September 30, 2017. For three and nine months ended September 30, 2018, consolidated product revenue gross margins were not significantly impacted by the revenue recognized under the SBB contracts. The Company is approximately 98% complete on the first contract and 24% complete on the second contract with SBB as of September 30, 2018.

5.     Property, Plant and Equipment
Property, plant and equipment consists of the following:

(In thousands)	September 30 2018	December 31 2017
Land	$10,874	$10,840
Land improvements	15,874	14,996
Buildings and improvements	192,011	198,582
Machinery and equipment	1,554,559	1,599,713
Uncompleted construction	30,608	24,387
Gross property, plant and equipment	1,803,926	1,848,518
Less: Accumulated depreciation	(1,343,428)	(1,368,771)
Property, plant and equipment, net	$460,498	$479,747

6.     Goodwill and Other Intangible Assets
The following table reflects the changes in carrying amounts of goodwill by segment for the nine months ended September 30, 2018:

(In thousands)	Harsco Metals & Minerals Segment		Harsco Industrial Segment	Harsco Rail Segment	Consolidated Totals
Balance at December 31, 2017	$381,893		$6,839	$13,026	$401,758
Changes to goodwill	26,737	(a)	—	—	26,737
Foreign currency translation	(8,144)		—	—	(8,144)
Balance at September 30, 2018	$400,486		$6,839	$13,026	$420,351

(a) Changes to goodwill in the Harsco Metals & Minerals Segment relate to the acquisition of Altek. The purchase price allocation is not yet final for this acquisition. See Note 3, Acquisitions.
The Company tests for goodwill impairment annually or more frequently if indicators of impairment exist, or if a decision is made to dispose of a business.  The Company performs the annual goodwill impairment test as of October 1 and monitors for triggering events on an ongoing basis.  The Company determined that, as of September 30, 2018, no interim goodwill impairment testing was necessary.
Intangible assets included in the caption, Intangible assets, net, on the Condensed Consolidated Balance Sheets consist of the following:

	September 30, 2018		December 31, 2017
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer related (b)	$137,498	$98,834	$153,014	$121,385
Patents	2,590	2,495	5,825	5,700
Technology related (b)	36,666	1,851	26,131	26,131
Trade names (b)	9,311	1,754	8,317	4,845
Other	5,856	3,389	8,875	5,850
Total	$191,921	$108,323	$202,162	$163,911

(b) The increase in net Customer related, Technology related and Trade names intangible assets is related to the acquisition of Altek. The purchase price allocation is not yet final for this acquisition. See Note 3, Acquisitions.

Amortization expense for intangible assets was as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(In thousands)	2018	2017	2018	2017
Amortization expense for intangible assets	$2,395	$1,269	$5,326	$3,868

The estimated amortization expense for the next five fiscal years based on current intangible assets is as follows:

(In thousands)	2018	2019	2020	2021	2022
Estimated amortization expense (c)	$7,900	$9,750	$9,250	$8,800	$8,500

(c) These estimated amortization expense amounts do not reflect the potential effect of future foreign currency exchange fluctuations and are subject to change pending finalization of the purchase price allocation for Altek.

7. Debt and Credit Agreements

In June 2018, the Company amended the existing Senior Secured Credit Facility in order to, among other things, reduce the interest rate applicable to the Term Loan Facility and to increase the limit of the Revolving Credit Facility. As a result of the amendments, borrowings under the Term Loan Facility now bear interest at a rate per annum of 225 basis points over the adjusted LIBOR rate and the facility limit under the Revolving Credit Facility has increased to $500 million. Additionally, a charge of $1.0 million was recorded during the second quarter of 2018 consisting principally of fees associated with the transaction and the write-off of unamortized deferred financing costs. Incremental fees associated with the transaction were recorded during the third quarter of 2018 bringing the total charge to $1.2 million for the nine months ended
September 30, 2018.

8.  Employee Benefit Plans

	Three Months Ended
	September 30
Defined Benefit Pension Plans Net Periodic Pension Cost (Benefit)	U.S. Plans		International Plans
(In thousands)	2018	2017	2018	2017
Service costs	$10	$10	$401	$426
Interest costs	2,391	2,469	5,498	5,843
Expected return on plan assets	(3,017)	(2,620)	(10,820)	(10,632)
Recognized prior service costs	—	8	(37)	48
Recognized loss	1,302	1,425	3,737	4,130
Defined benefit pension plans net periodic pension cost (benefit)	$686	$1,292	$(1,221)	$(185)

	Nine Months Ended
	Sept 30
Defined Benefit Pension Plans Net Periodic Pension Cost (Benefit)	U.S. Plans		International Plans
(In thousands)	2018	2017	2018	2017
Service costs	$31	$32	$1,195	$1,243
Interest costs	7,172	7,408	16,612	17,349
Expected return on plan assets	(9,051)	(7,863)	(32,661)	(31,571)
Recognized prior service costs	—	24	(113)	139
Recognized loss	3,906	4,276	11,267	12,260
Settlement/curtailment losses	166	—	—	—
Defined benefit pension plans net periodic pension cost (benefit)	$2,224	$3,877	$(3,700)	$(580)

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

	Three Months Ended		Nine Months Ended
Company Contributions	September 30		September 30
(In thousands)	2018	2017	2018	2017
Defined benefit pension plans (U.S.)	$5,958	$4,112	$9,309	$5,054
Defined benefit pension plans (International)	3,219	3,038	16,192	14,338
Multiemployer pension plans	492	498	1,512	1,481
Defined contribution pension plans	2,306	3,278	7,888	8,306

The Company's estimate of expected contributions to be paid during the remainder of 2018 for the U.S. and international defined benefit pension plans are $0.5 million and $2.4 million, respectively.

9.     Income Taxes

Income tax expense related to continuing operations for the three and nine months ended September 30, 2018 was $13.8 million and $24.0 million, respectively and for the three and nine months ended September 30, 2017 was $8.3 million and $25.8 million, respectively. For the nine months ended September 30, 2018, income tax expense was positively affected by an $8.3 million tax benefit arising from the adjustment to certain existing deferred tax asset valuation allowances as the result of the Altek acquisition.

An income tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, based on technical merits, including resolutions of any related appeals or litigation processes. The reserve for uncertain tax positions at September 30, 2018 was $4.6 million, including interest and penalties.  Within the next twelve months, it is reasonably possible that $0.9 million of unrecognized income tax benefits will be recognized upon settlement of tax examinations and the expiration of various statutes of limitations.

As a result of the changes in the U.S. tax law, the Company recorded a provisional charge of $48.7 million included in Income tax expense in the Company’s Consolidated Statements of Operations for 2017.  Since year-end 2017, the Company has been accumulating and processing data and expects to finalize its assessment during the fourth quarter in 2018.

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

Brazilian Tax Disputes
The Company is involved in a number of tax disputes with federal, state and municipal tax authorities in Brazil. These disputes are at various stages of the legal process, including the administrative review phase and the collection action phase, and include assessments of fixed amounts of principal and penalties, plus interest charges that increase at statutorily determined amounts per month and are assessed on the aggregate amount of the principal and penalties. In addition, the losing party, at the collection action or court of appeals phase, could be subject to a charge to cover statutorily mandated legal fees, which are generally calculated as a percentage of the total assessed amounts due, inclusive of penalty and interest. Many of the claims relate to value-added ("ICMS"), services and social security tax disputes. The largest proportion of the assessed amounts relate to ICMS claims filed by the State Revenue Authorities from the State of São Paulo, Brazil (the "SPRA"), encompassing the period from January 2002 to May 2005.

In October 2009, the Company received notification of the SPRA’s final administrative decision regarding the levying of ICMS in the State of São Paulo in relation to services provided to a customer in the State between January 2004 and May 2005.  As of September 30, 2018, the principal amount of the tax assessment from the SPRA with regard to this case is approximately $2 million, with penalty, interest and fees assessed to date increasing such amount by an additional $20 million.  Any change in the aggregate amount since the Company’s last Annual Report on Form 10-K for the year ended December 31, 2017 is due to an increase in assessed interest and statutorily mandated legal fees for the period, as well as foreign currency translation. On June 4, 2018, the Appellate Court of the State of Sao Paulo ruled in favor of the SPRA, but ruled that the assessed penalty should be reduced to approximately $2 million. After calculating the interest accrued on the penalty, the Company estimates that this ruling reduces the current overall liability for this case to approximately $9 million. The Company has filed a motion for clarification on the ruling, which is still pending before the court. In the event the motion for clarification is unsuccessful, the Company plans to appeal both the liability ruling and the amount assessed. Due to multiple court precedents in the

Company’s favor, as well as the Company’s ability to seek clarification as well as appeal, the Company does not believe a loss is probable.
Another ICMS tax case involving the SPRA refers to the tax period from January 2002 to December 2003 and has not yet reached the judicial phase. The aggregate amount assessed by the tax authorities in August 2005 was $6.3 million (the amounts with regard to this claim are valued as of the date of the assessment since it has not yet reached the collection phase), composed of a principal amount of $1.5 million, with penalty and interest assessed through that date increasing such amount by an additional $4.8 million.  All such amounts include the effect of foreign currency translation.
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

The Company is continuing to review all known labor claims, and, as of September 30, 2018 and December 31, 2017, the Company has established reserves of $7.4 million and $9.6 million, respectively, on the Company's Condensed Consolidated Balance Sheets for amounts considered to be probable and estimable. As the Company continues to evaluate these claims and takes actions to address them, the amount of established reserves may be impacted.

Customer Disputes
The Company may, in the normal course of business, become involved in commercial disputes with subcontractors or customers. Although results of operations and cash flows for a given period could be adversely affected by a negative outcome in these or other lawsuits, claims or proceedings, management believes that the ultimate outcome of any ongoing matters will not have a material adverse effect on the Company's financial condition, results of operations or cash flows.

Lima Refinery Litigation
On April 8, 2016, Lima Refining Company filed a lawsuit against the Company in the District Court of Harris County, Texas related to a January 2015 explosion at an oil refinery operated by Lima Refining Company. The action seeks approximately $317 million plus interest in property damages, lost profits and business interruption damages. The action alleges the explosion occurred because of a defect in a heat exchange cooler manufactured by Hammco Corporation ("Hammco") in 2009, prior to the Company’s acquisition of Hammco in 2014. The Company is vigorously contesting the allegations against it. The Company has both an indemnity right from the sellers of Hammco and liability insurance coverage under various primary and excess policies that the Company believes will be available, if necessary, to cover substantially all such liability that might ultimately be incurred in the above action. As a result, the Company believes the situation will not result in a net unreimbursed loss.

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
At September 30, 2018, there were 17,287 pending asbestos personal injury actions filed against the Company.  Of those actions, 16,737 were filed in the New York Supreme Court (New York County), 113 were filed in other New York State Supreme Court Counties and 437 were filed in courts located in other states.
The complaints in most of those actions generally follow a form that contains a standard damages demand of $20 million or $25 million, regardless of the individual plaintiff’s alleged medical condition, and without identifying any specific Company product.
At September 30, 2018, 16,704 of the actions filed in New York Supreme Court (New York County) were on the Deferred/Inactive Docket created by the court in December 2002 for all pending and future asbestos actions filed by persons who cannot demonstrate that they have a malignant condition or discernible physical impairment. The remaining 33 cases in New York County are pending on the Active or In Extremis Docket created for plaintiffs who can demonstrate a malignant condition or physical impairment.
The Company has liability insurance coverage under various primary and excess policies that the Company believes will be available, if necessary, to substantially cover any liability that might ultimately be incurred in the asbestos actions referred to above. The costs and expenses of the asbestos actions are being paid by the Company's insurers.
In view of the persistence of asbestos litigation in the U.S., the Company expects to continue to receive additional claims in the future. The Company intends to continue its practice of vigorously defending these claims and cases. At September 30, 2018, the Company has obtained dismissal in 28,007 cases by stipulation or summary judgment prior to trial.
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
As previously disclosed, the Company has had ongoing meetings with the Supreme Council for Environment in Bahrain (“SCE”) over processing a byproduct (“salt cakes”) stored at the Al Hafeerah site. The Company’s Bahrain operations that produced the salt cakes has ceased operations and are owned under a strategic venture for which its strategic venture partner owns a 35% minority interest. An Environmental Impact Assessment and Technical Feasibility Study were approved by the SCE during the first quarter of 2018. The Company has previously established a reserve of $7.0 million, which represents the Company's best estimate of the ultimate costs to be incurred to resolve this matter. The Company continues to evaluate this reserve and any future change in estimated costs could be material to the Company’s results of operations in any one period.

On July 27, 2018, Brazil’s Federal and Rio de Janeiro State Public Prosecution Offices (MPF and MPE) filed a Civil Public Action against one of the Company's customers (CSN), the Company’s Brazilian subsidiary, the Municipality of Volta Redonda, Brazil, and the Instituto Estadual do Ambiente (local environmental protection agency) seeking the implementation of various measures to limit and reduce the accumulation of customer-owned slag at the site in Brazil. On August 6, 2018, the 3rd Federal Court in Volta Redonda granted the MPF and MPE an injunction against the same parties requiring, among other things, CSN and the Company’s Brazilian subsidiary to limit the volume of slag sent to the site. Because the customer owns the site and the slag located on the site, the Company believes that complying with this injunction is the steel producer’s responsibility.  Nevertheless, if the customer does not comply, the Company’s Brazilian subsidiary, as a party to the injunction, could be assessed fines for non-compliance or could incur other losses related to the issue.  The Company does not believe that a loss relating to this matter is probable or estimable at this point.
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

11.  Reconciliation of Basic and Diluted Shares

	Three Months Ended		Nine Months Ended
	September 30		September 30
(In thousands, except per share amounts)	2018	2017	2018	2017
Income from continuing operations attributable to Harsco Corporation common stockholders	$33,184	$13,669	$91,357	$41,571
Weighted-average shares outstanding - basic	80,950	80,637	80,821	80,519
Dilutive effect of stock-based compensation	2,929	2,499	2,869	2,234
Weighted-average shares outstanding - diluted	83,879	83,136	83,690	82,753
Earnings from continuing operations per common share, attributable to Harsco Corporation common stockholders:
Basic	$0.41	$0.17	$1.13	$0.52
Diluted	$0.40	$0.16	$1.09	$0.50

The following average outstanding stock-based compensation units were not included in the computation of diluted earnings per share because the effect was antidilutive:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(In thousands)	2018	2017	2018	2017
Stock options	—	55	—	55
Stock appreciation rights	75	526	349	918
Performance share units	—	—	—	212

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
The fair value of outstanding derivative contracts recorded as assets and liabilities on the Condensed Consolidated Balance Sheets was as follows:

(In thousands)	Balance Sheet Location	Fair Value of Derivatives Designated as Hedging Instruments	Fair Value of Derivatives Not Designated as Hedging Instruments	Total Fair Value
September 30, 2018
Asset derivatives (Level 2):
Foreign currency exchange forward contracts	Other current assets	$2,209	$7,742	$9,951
Interest rate swaps	Other current assets	1,900	—	1,900
Interest rate swaps	Other assets	3,453	—	3,453
Total		$7,562	$7,742	$15,304
Liability derivatives (Level 2):
Foreign currency exchange forward contracts	Other current liabilities	$109	$1,583	$1,692
Interest rate swaps	Other liabilities	31	—	31
Total		$140	$1,583	$1,723

(In thousands)	Balance Sheet Location	Fair Value of Derivatives Designated as Hedging Instruments	Fair Value of Derivatives Not Designated as Hedging Instruments	Total Fair Value
December 31, 2017
Asset derivatives (Level 2):
Foreign currency exchange forward contracts	Other current assets	$2,329	$2,915	$5,244
Interest rate swaps	Other current assets	464	—	464
Interest rate swaps	Other assets	170	—	$170
Total		$2,963	$2,915	$5,878
Liability derivatives (Level 2):
Foreign currency exchange forward contracts	Other current liabilities	$153	$6,970	$7,123
Interest rate swaps	Other liabilities	1,368	—	1,368
Total		$1,521	$6,970	$8,491
All of the Company's derivatives are recorded in the Condensed Consolidated Balance Sheets at gross amounts and not offset. All of the Company's interest rate swaps, CCIRs and certain foreign currency exchange forward contracts are transacted under International Swaps and Derivatives Association ("ISDA") documentation. Each ISDA master agreement permits the net settlement of amounts owed in the event of default. The Company's derivative assets and liabilities subject to enforceable master netting arrangements resulted in a net asset of $1.3 million and a net liability of $0.2 million at September 30, 2018 and December 31, 2017, respectively.
The effect of derivative instruments in the Condensed Consolidated Statements of Operations and the Condensed Consolidated Statements of Comprehensive Income, was as follows:
Derivatives Designated as Hedging Instruments

(In thousands)	Amount Recognized in Other Comprehensive Income (“OCI”) on Derivative - Effective Portion		Location of Amount Reclassified from Accumulated OCI into Income - Effective Portion	Amount Reclassified from Accumulated OCI into Income - Effective Portion or Equity	Location of Amount Recognized in Income on Derivative - Ineffective Portion and Amount Excluded from Effectiveness Testing	Amount Recognized in Income on Derivative - Ineffective Portion and Amount Excluded from Effectiveness Testing
Three Months Ended September 30, 2018:
Foreign currency exchange forward contracts	$(410)		Product revenues	$(3)		$—
Interest rate swaps	1,276		Interest expense	(367)		—
Cross-currency interest rate swaps	—	(a)	Interest expense	312		—
	$866			$(58)		$—
Three Months Ended September 30, 2017:
Foreign currency exchange forward contracts	$2,333			$—		$—
Interest rate swaps	(335)			—		—
Cross-currency interest rate swaps	(72)	(a)	Interest Expense	252	Cost of services and products sold	(103)
	$1,926			$252		$(103)

(In thousands)	Amount Recognized in Other Comprehensive Income (“OCI”) on Derivative - Effective Portion		Location of Amount Reclassified from Accumulated OCI into Income - Effective Portion	Amount Reclassified from Accumulated OCI into Income - Effective Portion or Equity	Location of Amount Recognized in Income on Derivative - Ineffective Portion and Amount Excluded from Effectiveness Testing	Amount Recognized in Income on Derivative - Ineffective Portion and Amount Excluded from Effectiveness Testing
Nine Months Ended September 30, 2018:
Foreign currency forward exchange contracts	$1,369		Product revenues / Cost of services and products sold	$(112)		$—
Foreign currency forward exchange contracts	—		Retained earnings (b)	(1,520)		—
Interest rate swaps	6,657		Interest expense	(602)		—
Cross currency interest rate swaps	—		Interest expense	960		—
	$8,026			$(1,274)		$—
Nine Months Ended September 30, 2017:
Foreign currency forward exchange contracts	$3,096		Product revenues / Cost of services and products sold	$(185)		$—
Interest rate swaps	(2,878)			—		—
Cross currency interest rate swaps	(195)	(a)	Interest expense	745	Cost of services and products sold	(420)
	$23			$560		$(420)

(a) Amounts represent changes in foreign currency translation related to balances in Accumulated other comprehensive loss.
(b) The Company has adopted the new revenue recognition standard utilizing the modified retrospective transition method, including use of practical expedients. See Note 2, Recently Adopted and Recently Issued Accounting Standards for additional information.

Derivatives Not Designated as Hedging Instruments

	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative(c)
(In thousands)		2018	2017
Three Months Ended September 30:
Foreign currency exchange forward contracts	Cost of services and products sold	$3,194	$(7,025)
Nine Months Ended September 30:
Foreign currency exchange forward contracts	Cost of services and products sold	$13,459	$(18,764)

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
The recognized gains and losses offset amounts recognized in cost of services and products sold principally as a result of intercompany or third party foreign currency exposures. At September 30, 2018 and December 31, 2017, the notional amounts of foreign currency exchange forward contracts were $652.6 million and $671.9 million, respectively. These contracts are primarily denominated in British pounds sterling and Euros and mature through October 2021.
In addition to foreign currency exchange forward contracts, the Company designates certain loans as hedges of net investments in international subsidiaries.  The Company recorded pre-tax net loss of $0.8 million and $7.5 million during the three and nine months ended September 30, 2018, respectively and pre-tax net gains of $7.6 million and $17.1 million for the three and nine months ended September 30, 2017, respectively, in Accumulated other comprehensive loss.

Interest Rate Swaps
The Company uses interest rate swaps in conjunction with certain debt issuances in order to secure a fixed interest rate.  Changes in the fair value attributed to the effect of the swaps’ interest spread and changes in the credit worthiness of the counter-parties are recorded in Accumulated other comprehensive loss.

In January 2017 and February 2018, the Company entered into a series of interest rate swaps that cover the period from 2018 through 2022 and had the effect of converting $300.0 million of the Term Loan Facility from floating-rate to fixed-rate beginning in 2018.  The fixed rates provided by the swaps replace the adjusted LIBOR rate in the interest calculation, ranging from 1.65% for 2018 to 3.12% for 2022. The total notional of the Company's interest rate swaps was $300.0 million as of September 30, 2018.

Cross-Currency Interest Rate Swaps
The Company may use CCIRs in conjunction with certain debt issuances in order to secure a fixed local currency interest rate. Under these CCIRs, the Company receives interest based on a fixed or floating U.S. dollar rate and pays interest on a fixed local currency rate based on the contractual amounts in dollars and the local currency, respectively. At maturity, there is also the payment of principal amounts between currencies. Changes in the fair value attributed to the effect of the swaps' interest spread and changes in the credit worthiness of the counter-parties are recorded in Accumulated other comprehensive loss. Changes in value attributed to the effect of foreign currency fluctuations are recorded in the Condensed Consolidated Statements of Operations and offset currency fluctuation effects on the debt principal. The Company had no outstanding CCIRs at September 30, 2018.

Fair Value of Other Financial Instruments
The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and short-term borrowings approximate fair value due to the short-term maturities of these assets and liabilities.  At September 30, 2018 and December 31, 2017, the total fair value of long-term debt (excluding deferred financing costs), including current maturities, was $649.0 million and $599.1 million, respectively, compared with a carrying value of $646.5 million and $593.7 million, respectively.  Fair values for debt are based on pricing models using market-based inputs (Level 2) for similar issues or on the current rates offered to the Company for debt of the same remaining maturities.

13. Review of Operations by Segment

	Three Months Ended		Nine Months Ended
	September 30		September 30
(In thousands)	2018	2017	2018	2017
Revenues From Continuing Operations
Harsco Metals & Minerals	$268,881	$255,163	$805,924	$761,503
Harsco Industrial	93,912	78,318	269,575	217,766
Harsco Rail	82,682	51,134	209,912	172,716
Corporate	—	38	74	107
Total Revenues From Continuing Operations	$445,475	$384,653	$1,285,485	$1,152,092

	Three Months Ended		Nine Months Ended
	September 30		September 30
(In thousands)	2018	2017	2018	2017
Operating Income (Loss) From Continuing Operations
Harsco Metals & Minerals	$29,338	$23,613	$92,734	$80,834
Harsco Industrial	13,959	12,954	40,550	25,088
Harsco Rail	19,000	4,391	29,570	18,800
Corporate	(5,188)	(6,329)	(15,579)	(18,337)
Total Operating Income From Continuing Operations	$57,109	$34,629	$147,275	$106,385
Depreciation and Amortization
Harsco Metals & Minerals	$29,007	$28,636	$86,724	$84,444
Harsco Industrial	1,971	1,826	5,708	5,509
Harsco Rail	1,063	1,094	3,166	3,156
Corporate	1,332	1,449	4,346	4,399
Total Depreciation and Amortization	$33,373	$33,005	$99,944	$97,508
Capital Expenditures
Harsco Metals & Minerals	$29,870	$20,994	$79,469	$58,065
Harsco Industrial	1,891	1,678	5,894	3,226
Harsco Rail	2,748	462	5,266	1,765
Corporate	297	297	673	1,075
Total Capital Expenditures	$34,806	$23,431	$91,302	$64,131

Reconciliation of Segment Operating Income to Income From Continuing Operations Before Income Taxes

	Three Months Ended		Nine Months Ended
	September 30		September 30
(In thousands)	2018	2017	2018	2017
Segment operating income	$62,297	$40,958	$162,854	$124,722
General Corporate expense	(5,188)	(6,329)	(15,579)	(18,337)
Operating income from continuing operations	57,109	34,629	147,275	106,385
Interest income	574	610	1,649	1,615
Interest expense	(9,665)	(12,122)	(29,241)	(36,180)
Defined benefit pension income (expense)	928	(680)	2,671	(2,054)
Loss on early extinguishment of debt	(125)	—	(1,159)	—
Income from continuing operations before income taxes	$48,821	$22,437	$121,195	$69,766

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

At September 30, 2018, the Harsco Metals & Minerals Segment had remaining, fixed, unsatisfied performance obligations, where the expected contract duration exceeds one-year totaling $147.5 million. Of this amount, $44.6 million is expected to be fulfilled by September 30, 2019, $40.1 million by September 30, 2020, $25.6 million by September 30, 2021, $22.5 million by September 30, 2022 and the remainder thereafter. These amounts exclude any variable fees, fixed fees subject to indexation and any performance obligations expected to be satisfied within one year. The increase in remaining, fixed, unsatisfied performance obligations, where the expected contract duration exceeds one year is primarily attributable to new contracts entered into during the third quarter of 2018.

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

At September 30, 2018, the Harsco Rail Segment had remaining, fixed, unsatisfied performance obligations, where the expected contract duration exceeds one-year totaling $200.3 million. Of this amount, $46.6 million is expected to be fulfilled by September 30, 2019, $63.0 million by September 30, 2020, $54.5 million by September 30, 2021, $28.0 million by September 30, 2022 and the remainder thereafter. These amounts exclude any variable fees, fixed fees subject to indexation and any performance obligations expected to be satisfied within one year. The increase in remaining, fixed, unsatisfied performance obligations, where the expected contract duration exceeds one year is primarily attributable to the further satisfaction of performance obligations for over time equipment contracts.

A summary of the Company's revenues by primary geographical markets as well as by key product and service groups is as follows:

	Three Months Ended
	September 30, 2018
(In thousands)	Harsco Metals & Minerals Segment	Harsco Industrial Segment	Harsco Rail Segment	Corporate	Consolidated Totals
Primary Geographical Markets (a):
North America	$78,844	$88,524	$62,823	$—	$230,191
Western Europe	97,411	—	10,720	—	108,131
Latin America (b)	36,165	5,388	1,130	—	42,683
Asia-Pacific	36,846	—	8,009	—	44,855
Middle East and Africa	12,370	—	—	—	12,370
Eastern Europe	7,245	—	—	—	7,245
Total Revenues (c)	$268,881	$93,912	$82,682	$—	$445,475
Key Product and Service Groups:
On-site services and material logistics, product quality improvement and resource recovery for iron, steel and metals manufacturing; as well as value- added environmental solutions for industrial co-products	$268,881	$—	$—	$—	$268,881
Railway track maintenance services and equipment	—	—	82,682	—	82,682
Air-cooled heat exchangers	—	52,093	—	—	52,093
Industrial grating and fencing products	—	31,782	—	—	31,782
Heat transfer products	—	10,037	—	—	10,037
Total Revenues (c)	$268,881	$93,912	$82,682	$—	$445,475

	Three Months Ended
	September 30, 2017
(In thousands)	Harsco Metals & Minerals Segment	Harsco Industrial Segment	Harsco Rail Segment	Corporate	Consolidated Totals
Primary Geographical Markets (a):
North America	$70,325	$72,260	$36,112	$38	$178,735
Western Europe	89,481	—	10,495	—	99,976
Latin America (b)	41,656	5,026	737	—	47,419
Asia-Pacific	35,990	1,032	3,790	—	40,812
Middle East and Africa	10,849	—	—	—	10,849
Eastern Europe	6,862	—	—	—	6,862
Total Revenues (c)	$255,163	$78,318	$51,134	$38	$384,653
Key Product and Service Groups:
On-site services and material logistics, product quality improvement and resource recovery for iron, steel and metals manufacturing; as well as value- added environmental solutions for industrial co-products	$255,163	$—	$—	$—	$255,163
Railway track maintenance services and equipment	—	—	51,134	—	51,134
Air-cooled heat exchangers	—	38,248	—	—	38,248
Industrial grating and fencing products	—	29,659	—	—	29,659
Heat transfer products	—	10,411	—	—	10,411
General Corporate	—	—	—	38	38
Total Revenues (c)	$255,163	$78,318	$51,134	$38	$384,653

	Nine Months Ended
	September 30, 2018
(In thousands)	Harsco Metals & Minerals Segment	Harsco Industrial Segment	Harsco Rail Segment	Corporate	Consolidated Totals
Primary Geographical Markets (a):
North America	$229,771	$254,556	$150,775	$74	$635,176
Western Europe	291,742	—	38,481	—	330,223
Latin America (b)	115,011	15,019	3,294	—	133,324
Asia-Pacific	110,855	—	17,362	—	128,217
Middle East and Africa	36,073	—	—	—	36,073
Eastern Europe	22,472	—	—	—	22,472
Total Revenues (c)	$805,924	$269,575	$209,912	$74	$1,285,485
Key Product and Service Groups:
On-site services and material logistics, product quality improvement and resource recovery for iron, steel and metals manufacturing; as well as value- added environmental solutions for industrial co-products	$805,924	$—	$—	$—	$805,924
Railway track maintenance services and equipment	—	—	209,912	—	209,912
Air-cooled heat exchangers	—	144,936	—	—	144,936
Industrial grating and fencing products	—	94,325	—	—	94,325
Heat transfer products	—	30,314	—	—	30,314
General Corporate	—	—	—	74	74
Total Revenues (c)	$805,924	$269,575	$209,912	$74	$1,285,485

	Nine Months Ended
	September 30, 2017
(In thousands)	Harsco Metals & Minerals Segment	Harsco Industrial Segment	Harsco Rail Segment	Corporate	Consolidated Totals
Primary Geographical Markets (a):
North America	$208,317	$197,776	$130,010	$107	$536,210
Western Europe	278,717	—	26,866	—	305,583
Latin America (b)	119,434	16,916	1,991	—	138,341
Asia-Pacific	103,306	3,074	13,849	—	120,229
Middle East and Africa	31,358	—	—	—	31,358
Eastern Europe	20,371	—	—	—	20,371
Total Revenues (c)	$761,503	$217,766	$172,716	$107	$1,152,092
Key Product and Service Groups:
On-site services and material logistics, product quality improvement and resource recovery for iron, steel and metals manufacturing; as well as value- added environmental solutions for industrial co-products	$761,503	$—	$—	$—	$761,503
Railway track maintenance services and equipment	—	—	172,716	—	172,716
Air-cooled heat exchangers	—	102,483	—	—	102,483
Industrial grating and fencing products	—	86,952	—	—	86,952
Heat transfer products	—	28,331	—	—	28,331
General Corporate	—	—	—	107	107
Total Revenues (c)	$761,503	$217,766	$172,716	$107	$1,152,092

(a)	Revenues are attributed to individual countries based on the location of the facility generating the revenue.

(b)	Includes Mexico.

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

The following table reflects Contract assets and Advances on contracts:

(In thousands)	September 30, 2018	December 31, 2017
Contract assets:
Current portion of contract assets	$27,870	$—
Contract assets	3,566	—
Total contract assets	$31,436	$—
Advances on contracts:
Current portion of advances on contracts	$43,682	$117,958
Advances on contracts	10,322	—
Total advances on contracts	$54,004	$117,958

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

15.   Other (Income) Expenses, Net

The major components of this Condensed Consolidated Statements of Operations caption are as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(In thousands)	2018	2017	2018	2017
Employee termination benefit costs	$1,037	$2,536	$3,249	$4,947
Net gains (a)	(1,262)	(4,821)	(2,359)	(4,815)
Other costs to exit activities	11	327	475	495
Impaired asset write-downs	—	539	113	820
Contingent consideration adjustments	412	—	412	—
Other	430	182	(320)	282
Other (income) expenses, net	$628	$(1,237)	$1,570	$1,729

(a)	Net gains result from the sales of redundant properties (primarily land, buildings and related equipment) and non-core assets.

The caption, Other, above includes the adjustment to previously accrued amounts related to Other (income) expenses, net for which the ultimate settlement of such liability was less than previous estimates.

16. Components of Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss is included in the Condensed Consolidated Statements of Equity. The components of Accumulated other comprehensive loss, net of the effect of income taxes, and activity for the nine months ended
September 30, 2017 and 2018 was as follows:

	Components of Accumulated Other Comprehensive Income (Loss) - Net of Tax
(In thousands)	Cumulative Foreign Exchange Translation Adjustments		Effective Portion of Derivatives Designated as Hedging Instruments		Cumulative Unrecognized Actuarial Losses on Pension Obligations		Unrealized Gain (Loss) on Marketable Securities	Total
Balance at December 31, 2016	$(144,534)		$(1,089)		$(461,094)		$(5)	$(606,722)
Other comprehensive income (loss) before reclassifications	42,391	(a)	1,133	(b)	(31,600)	(a)	11	11,935
Amounts reclassified from accumulated other comprehensive loss, net of tax	—		338		15,133		—	15,471
Total other comprehensive income (loss)	42,391		1,471		(16,467)		11	27,406
Other comprehensive loss attributable to noncontrolling interests	(2,235)		—		—		—	(2,235)
Other comprehensive income (loss) attributable to Harsco Corporation	40,156		1,471		(16,467)		11	25,171
Balance at September 30, 2017	$(104,378)		$382		$(477,561)		$6	$(581,551)

	Components of Accumulated Other Comprehensive Income (Loss) - Net of Tax
(In thousands)	Cumulative Foreign Exchange Translation Adjustments		Effective Portion of Derivatives Designated as Hedging Instruments		Cumulative Unrecognized Actuarial Losses on Pension Obligations		Unrealized Gain (Loss) on Marketable Securities	Total
Balance at December 31, 2017	$(111,567)		$808		$(435,840)		$17	$(546,582)
Adoption of new accounting standard (c)	—		(1,520)		—		—	(1,520)
Balance at January 1, 2018	(111,567)		(712)		(435,840)		17	(548,102)
Other comprehensive income (loss) before reclassifications	(40,157)	(a)	6,055	(b)	9,970	(a)	(19)	(24,151)
Amounts reclassified from accumulated other comprehensive loss, net of tax	—		26		14,324		—	14,350
Total other comprehensive income (loss)	(40,157)		6,081		24,294		(19)	(9,801)
Other comprehensive income attributable to noncontrolling interests	2,612		—		—		—	2,612
Other comprehensive income (loss) attributable to Harsco Corporation	(37,545)		6,081		24,294		(19)	(7,189)
Balance at September 30, 2018	$(149,112)		$5,369		$(411,546)		$(2)	$(555,291)
(a) Principally foreign currency fluctuation.

(b)	Net change from periodic revaluations.

(c)
Represents the opening balance sheet adjustment to retained earnings related to the adoption of the revenue recognition standard adopted by the Company on January 1, 2018. See Note 2, Recently Adopted and Recently Issued Accounting Standards, for additional details.

Amounts reclassified from accumulated other comprehensive loss are as follows:

(In thousands)	Three Months Ended		Nine Months Ended		Affected Caption in the Condensed Consolidated Statements of Operations
	September 30 2018	September 30 2017	September 30 2018	September 30 2017
Amortization of cash flow hedging instruments:
Foreign currency exchange forward contracts	$(3)	$—	$(112)	$(189)	Product revenues
Foreign currency exchange forward contracts	—	—	—	4	Cost of services and products sold
Cross-currency interest rate swaps	312	252	960	745	Interest expense
Interest rate swaps	(367)	—	(602)	—	Interest expense
Total before tax	(58)	252	246	560
Tax expense	(13)	(99)	(220)	(222)
Total reclassification of cash flow hedging instruments, net of tax	$(71)	$153	$26	$338

Amortization of defined benefit pension items (d):
Recognized losses	$5,039	$5,558	$15,173	$16,536	Defined benefit pension income (expense)
Recognized prior-service costs	(37)	56	(113)	163	Defined benefit pension income (expense)
Settlement/curtailment losses	—	—	166	—	Defined benefit pension income (expense)
Total before tax	5,002	5,614	15,226	16,699
Tax benefit	(289)	(523)	(902)	(1,566)
Total reclassification of defined benefit pension items, net of tax	$4,713	$5,091	$14,324	$15,133

(d)	These accumulated other comprehensive loss components are included in the computation of net periodic pension costs. See Note 8, Employee Benefit Plans, for additional details.

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

Highlights from the third quarter and nine months ended September 30, 2018 included (Refer to the discussion of segment and consolidated results included within Results of Operations below, as well as Liquidity and Capital Resources, for additional information pertaining to the key drivers impacting these highlights):

•
Revenues for the third quarter and first nine months of 2018 increased approximately 16% and 12%, respectively, compared with the third quarter and first nine months of 2017. The primary drivers for these increases were higher demand and volumes across all businesses.

•
Operating income from continuing operations for the third quarter and first nine months of 2018 increased approximately 65% and 38%, respectively, compared with the third quarter and first nine months of 2017. The primary driver for these increases were improved operating results across all businesses. In addition, operating results were positively affected by a $3.2 million adjustment to previously accrued amounts related to the disposal of certain slag material in Latin America due to obtaining the necessary permits; the impact of a provision for bad debt expense of $4.6 million and gain on sale of property of approximately $4 million recorded during 2017 which did not repeat during 2018.

•
Diluted earnings per common share from continuing operations attributable to Harsco Corporation for the third quarter and first nine months of 2018 were $0.40 and $1.09, respectively, an increase of approximately 150% and 118%, respectively, compared with the third quarter and first nine months of 2017. The primary drivers for the increase were improved operating results and a decrease in interest expense. The decrease in interest expense is due to the repricing of the Company’s Senior Secured Credit Facility in both December 2017 and June 2018. Additionally, the Company's effective tax rate from continuing operations was positively affected by an $8.3 million tax benefit arising from the adjustment to certain existing deferred tax asset valuation allowances as the result of the Altek acquisition, as well as changes in U.S. tax law.

•
Cash flows from operating activities for the first nine months of 2018 was $95.0 million, an increase of approximately 15% compared with the first nine months of 2017. The primary driver for this increase was higher net cash income.

•
In May 2018, the Company acquired Altek Europe Holdings Limited and its affiliated entities (collectively, "Altek"), a U.K.-based manufacturer of market leading products that enable aluminum producers and recyclers to manage and efficiently extract value from critical waste streams, reduce waste generation and improve operating productivity. See Note 3, Acquisitions in Part I, Item 1, Financial Statements. The Company incurred acquisition related costs of approximately $1 million related to Altek.

Looking forward, the Company maintains a positive outlook across all businesses. The Company’s view for the remainder of 2018 and beyond is supported by the below factors, which should be considered in the context of other risks, trends and strategies in the Company's Annual Report on Form 10-K for the year ended December 31, 2017:

•
Markets served by the Harsco Metals & Minerals Segment continued to maintain recent improvements in customer steel production and higher commodity volumes and prices. Increased short-cycle ad-hoc services provided to existing steel mill customers are expected to positively impact results in 2018. Additionally, the impact of new sites (or contracts), lower operating costs achieved through improvement initiatives and increased contributions from the Company’s industrial abrasives, metal additives and roofing granules business are expected to positively impact results in 2018.

•
The Harsco Industrial Segment’s air-cooled heat exchangers business continues to be positively impacted by fundamental improvements within energy markets. Bookings for this business have increased significantly in recent quarters. Additionally, increased demand for metal grating and heat transfer products, new product innovations and manufacturing efficiencies are also anticipated to have a positive impact within this segment during 2018.

•
Continued growth, market penetration and investment within after-market parts and Protran Technology are expected to support improved results in the Harsco Rail Segment. The Company is also anticipating continued improvement in demand for original equipment from North American railroads following a period of decreased demand in recent years.

•
Corporate spending is now expected to decrease slightly when compared with 2017, while interest expense is forecasted to decline meaningfully following the repricing of the Company’s Senior Secured Credit Facility in both December 2017 and June 2018.

•	The Company expects its operational effective income tax rate to approximate 26% to 28% in 2018, representing a significant decline relative to 2017 as a result of recent U.S. tax reform.

Results of Operations

Segment Results

	Three Months Ended		Nine Months Ended
	Sept 30		Sept 30
(In millions, except percentages)	2018	2017	2018	2017
Revenues:
Harsco Metals & Minerals	$268.9	$255.2	$805.9	$761.5
Harsco Industrial	93.9	78.3	269.6	217.8
Harsco Rail	82.7	51.1	209.9	172.7
Total Revenues	$445.5	$384.7	$1,285.5	$1,152.1
Operating Income (Loss):
Harsco Metals & Minerals	$29.3	$23.6	$92.7	$80.8
Harsco Industrial	14.0	13.0	40.6	25.1
Harsco Rail	19.0	4.4	29.6	18.8
Corporate	(5.2)	(6.3)	(15.6)	(18.3)
Total Operating Income:	$57.1	$34.6	$147.3	$106.4
Operating Margins:
Harsco Metals & Minerals	10.9%	9.3%	11.5%	10.6%
Harsco Industrial	14.9	16.5	15.0	11.5
Harsco Rail	23.0	8.6	14.1	10.9
	12.8%	9.0%	11.5%	9.2%

Harsco Metals & Minerals Segment:

	September 30, 2018
Significant Effects on Revenues (In millions)	Three Months Ended	Nine Months Ended
Revenues — 2017	$255.2	$761.5
Net effects of price/volume changes, primarily attributable to volume changes.	16.1	33.3
Impact of foreign currency translation.	(10.2)	9.2
Effect of Altek acquisition.	5.0	6.1
Net impact of new and lost contracts.	2.8	(4.2)
Revenues — 2018	$268.9	$805.9

Factors Positively Affecting Operating Income:

•
Overall, steel production by customers under services contracts, including the impact of new and exited contracts for first nine months of 2018 increased modestly. Also, operating income was positively affected by increased short-cycle ad-hoc services provided to steel mill customers under existing contracts.

•
The net of new and lost contracts increased operating income by approximately $1 million and $3 million, respectively, during the third quarter and first nine months of 2018 compared with the same periods in prior year.

•
Operating results for the third quarter and first nine months of 2018 were positively affected by improved profitability in the Company's nickel-related sites partially due to increased nickel prices; and the metal additives businesses. Nickel prices increased 33% and 38%, respectively, for the third quarter and first nine months of 2018 compared with the same periods in prior year.

•
Operating results for the third quarter and first nine months of 2018 were positively affected by $4.6 million in bad debt expense, related to an Australian customer in voluntary administration, which occurred in the prior year and did not repeat during 2018.

•
Operating results for the first nine months of 2018 were positively affected by a $3.2 million reduction to previously accrued amounts related to the disposal of certain slag material in Latin America due to obtaining the necessary permits.

•	Foreign currency translation increased operating income by $1.5 million for the first nine months of 2018.

Factors Negatively Impacting Operating Income:

•	Moderately higher selling, general and administrative costs due to compensation expense and higher professional fees to support and execute the Company's growth strategies.

•	Costs associated with the Altek acquisition of approximately $1 million for the first nine months of 2018.

•	Foreign currency translation decreased operating income by $0.9 million for the third quarter of 2018.

Harsco Industrial Segment:

	September 30, 2018
Significant Effects on Revenues (In millions)	Three Months Ended	Nine Months Ended
Revenues — 2017	$78.3	$217.8
Net effects of price/volume changes, primarily attributable to volume changes.	15.9	51.8
Impact of foreign currency translation.	(0.3)	—
Revenues — 2018	$93.9	$269.6

Factors Positively Affecting Operating Income:

•
Higher overall volumes in the air-cooled heat exchanger business and a favorable product mix, resulting in increased operating income during the third quarter and first nine months of 2018 compared with the same periods in prior year.

•	A favorable sales mix and higher prices led to increased operating income in the industrial grating businesses.

Factors Negatively Impacting Operating Income:

•
Moderately higher selling, general and administrative costs for the first nine months of 2018 resulting primarily from increased commissions due to increased volumes in the air-cooled heat exchanger business.

•	Operating income was negatively impacted by a gain on sale of property of approximately $4 million in the third quarter of 2017 which did not repeat during 2018.

Harsco Rail Segment:

	September 30, 2018
Significant Effects on Revenues (In millions)	Three Months Ended	Nine Months Ended
Revenues — 2017	$51.1	$172.7
Net effect of price/volume changes, primarily attributable to volume changes.	32.0	35.7
Impact of foreign currency translation.	(0.4)	1.5
Revenues — 2018	$82.7	$209.9

Factors Positively Affecting Operating Income:

•	A favorable mix and increased demand for after-market part sales increased operating income during the third quarter and first nine months of 2018 compared with the same periods in the prior year.

•	Improving demand for machine sales increased operating income during the third quarter of 2018.

Factors Negatively Impacting Operating Income:

•	Lower contract service volumes decreased operating income in the third quarter and first nine months of 2018 compared with the same periods in prior.

•	Increased selling, general and administrative expenses for the first nine months of 2018 primarily related to higher compensation expense for business growth.

•	Increased research and development costs related to certain product improvements.

•
Additional forward contract loss provision related to the Company's first of two contracts, which is nearing completion, with the federal railway system of Switzerland of $1.8 million, during the first quarter of 2018, resulting from incurring actual costs to complete in excess of originally estimated costs.

Consolidated Results

	September 30
	Three Months Ended		Nine Months Ended
(In millions, except per share amounts)	2018	2017	2018	2017
Total revenues	$445.5	$384.7	$1,285.5	$1,152.1
Cost of services and products sold	326.7	290.3	957.0	872.6
Selling, general and administrative expenses	59.3	60.0	175.3	168.3
Research and development expenses	1.7	0.9	4.4	3.1
Other (income) expenses, net	0.6	(1.2)	1.6	1.7
Operating income from continuing operations	57.1	34.6	147.3	106.4
Interest income	0.6	0.6	1.6	1.6
Interest expense	(9.7)	(12.1)	(29.2)	(36.2)
Defined benefit pension income (expense)	0.9	(0.7)	2.7	(2.1)
Loss on early extinguishment of debt	(0.1)	—	(1.2)	—
Income tax expense	(13.8)	(8.3)	(24.0)	(25.8)
Income from continuing operations	35.0	14.2	97.2	44.0
Loss from discontinued operations	(0.3)	(0.4)	(0.2)	(0.3)
Net income	34.7	13.8	96.9	43.7
Total other comprehensive income (loss)	1.2	10.9	(9.8)	27.4
Total comprehensive income	35.9	24.7	87.1	71.1
Diluted earnings per common share from continuing operations attributable to Harsco Corporation common stockholders	0.40	0.16	1.09	0.50
Effective income tax rate for continuing operations	28.3%	36.9%	19.8%	36.9%

Comparative Analysis of Consolidated Results

Revenues
Revenues for the third quarter of 2018 increased $60.8 million or 15.8% from the third quarter of 2017. Revenues for the first nine months of 2018 increased $133.4 million or 11.6% from the first nine months of 2017. Foreign currency translation decreased revenues by approximately $11 million for the third quarter of 2018 and increased revenues by approximately
$11 million the first nine months of 2018, compared with the same periods in the prior year. Refer to the segment results discussion above for information pertaining to factors positively affecting and negatively impacting revenues.

Cost of Services and Products Sold
Cost of services and products sold for the third quarter of 2018 increased $36.4 million or 12.5% from the third quarter of 2017. Cost of services and products sold for the first nine months of 2018 increased $84.4 million or 9.7% from the nine months ended September 30, 2017. Changes in cost of services and products sold for the periods presented were attributable to the following significant items:

	September 30, 2018
(In millions)	Three Months Ended	Nine Months Ended
Increased costs due to changes in revenues (exclusive of the effects of foreign currency translation and including fluctuations in commodity costs included in selling prices).	$43.9	$74.4
Impact of foreign currency translation.	(8.6)	9.3
Other.	1.1	0.7
Total change in cost of services and products sold — 2018 vs. 2017	$36.4	$84.4

Selling, General and Administrative Expenses
Selling, general and administrative expenses for the third quarter of 2018 were consistent with the comparable prior year period decreasing $0.7 million or 1.2% from the third quarter of 2017. Selling, general and administrative expenses for the first nine months of 2018 increased $7.0 million or 4.2% from the first nine months of 2017. This increase was primarily related to increased compensation expense; increased professional fees needed to support and execute the Company's growth strategy; and increased broker commissions in the Company's air-cooled heat exchange business; partially offset by a decrease in bad debt expense in the Harsco Metals & Minerals Segment due to bad debt expense in 2017 not repeating.

Other (Income) Expenses, Net
The major components of this Condensed Consolidated Statements of Operations caption are as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(In thousands)	2018	2017	2018	2017
Employee termination benefit costs	$1,037	$2,536	$3,249	$4,947
Net gains (a)	(1,262)	(4,821)	(2,359)	(4,815)
Other costs to exit activities	11	327	475	495
Impaired asset write-downs	—	539	113	820
Contingent consideration adjustments	412	—	412	—
Other	430	182	(320)	282
Other (income) expenses, net	$628	$(1,237)	$1,570	$1,729

(a)	Net gains result from the sales of redundant properties (primarily land, buildings and related equipment) and non-core assets.

Additional information on Other (income) expenses, net is included in Note 15, Other Expenses, Net in Part I, Item 1, Financial Statements.

Interest Expense
Interest expense during the third quarter and the first nine months of 2018 decreased $2.5 million and $6.9 million, compared with the third quarter and the first nine months of 2017. The decrease primarily relates to reduced interest rates for the Company's Senior Secured Credit Facility, which was amended in December 2017 and June 2018.

Defined Benefit Pension Income (Expense)
Defined benefit pension income for the third quarter of 2018 was $0.9 million, compared with defined benefit pension expense of $0.7 million for the third quarter of 2017. Defined benefit pension income for the first nine months of 2018 was $2.7 million, compared with defined benefit pension expense of $2.1 million for the first nine months of 2017. The change primarily relates to improved returns on pension plan assets.

Loss on Early Extinguishment of Debt
In June 2018, the Company amended the existing Senior Secured Credit Facility in order to, among other things, reduce the interest rate applicable to the Term Loan Facility and to increase the limit of the Revolving Credit Facility. As a result, a charge of $1.0 million was recorded during the second quarter of 2018 consisting principally of fees associated with the transaction and the write-off of unamortized deferred financing costs. Incremental fees associated with the transaction were recorded during the third quarter of 2018 bringing the total charge to $1.2 million for the first nine months of 2018. See Note 7, Debt and Credit Agreements in Part I, Item 1, Financial Statements.

Income Tax Expense
Income tax expense related to continuing operations for the third quarter and nine months ended September 30, 2018 was $13.8 million and $24.0 million, respectively, compared with an income tax expense related to continuing operations of $8.3 million and $25.8 million, respectively, for the third quarter and the first nine months of 2017. Income tax expense increased primarily due to the increase in income in profitable jurisdictions and was partially offset by the changes in U.S. tax law for the three months ended September 30, 2018. For the nine months ended September 30, 2018, income tax expense moderately decreased primarily due to an $8.3 million tax benefit arising from the adjustment to certain existing deferred tax asset valuation allowances as the result of the Altek acquisition, as well as changes in U.S. tax law, which were mostly offset by the increase in income in profitable jurisdictions.

Income from Continuing Operations
Income from continuing operations was $35.0 million and $97.2 million, respectively, in the third quarter and first nine months of 2018 compared with $14.2 million and $44.0 million, respectively, in the third quarter and first nine months of 2017. The primary driver for these increases was improved operating results across all businesses, a decrease in interest expense and a $4.6 provision for bad debt expense recorded during 2017 which did not repeat during 2018. In addition, results for the first nine months of 2018 were positively affected by an $8.3 million tax benefit arising from the adjustment to certain existing deferred tax asset valuation allowances as the result of the Altek acquisition and a $3.2 million adjustment to previously accrued amounts related to the disposal of certain slag material in Latin America due to obtaining the necessary permits.

Total Other Comprehensive Income (Loss)
Total other comprehensive income was $1.2 million in the third quarter of 2018 and total other comprehensive loss was $9.8 million in the first nine months of 2018, compared with total other comprehensive income of $10.9 million and $27.4 million, respectively, in the third quarter and first nine months of 2017. The primary driver of these decreases were the net unfavorable impact of foreign currency translation due to the strengthening of the U.S. dollar against multiple currencies during the first nine months of 2018 compared to the weakening of the U.S. dollar against multiple currencies during the first nine months of 2017.

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

The Company’s cash flows from operating, investing and financing activities, as reflected in the Condensed Consolidated Statements of Cash Flows, are summarized in the following table:

	Nine Months Ended
	September 30
(In millions)	2018	2017
Net cash provided (used) by:
Operating activities	$95.0	$82.9
Investing activities	(135.4)	(48.9)
Financing activities	43.3	(44.5)
Effect of exchange rate changes on cash and cash equivalents, including restricted cash	(4.6)	4.1
Net change in cash and cash equivalents, including restricted cash	$(1.7)	$(6.5)

Net cash provided by operating activities — Net cash provided by operating activities in the first nine months of 2018 was $95.0 million, an increase of $12.1 million from net cash used by operating activities in the first nine months of 2017.  The increase is primarily attributable to increased cash net income; partially offset by increased net working capital and the change in other assets and liabilities. The increase of net working capital primarily consisted of payments of accrued compensation and additional defined benefit pension plan contributions. The change in other assets and liabilities was due principally to the settlement of various accrued amounts.

Net cash used by investing activities — Net cash used by investing activities in the first nine months of 2018 was $135.4 million, an increase of $86.4 million from the net cash used by investing activities in the first nine months of 2017.  The increase was primarily due to the Altek acquisition and an increase in capital expenditures, primarily in the Company's Harsco Metals & Minerals Segment in the first nine months of 2018, compared with the first nine months of 2017.

Net cash provided (used) by financing activities — Net cash provided by financing activities in the first nine months of 2018 was $43.3 million, an increase of $87.9 million from net cash used by financing activities in the first nine months of 2017.  The change was primarily due to net cash borrowings of $52.5 million in the first nine months of 2018 compared with net cash payments of $37.3 million in the nine months of 2017. The increased borrowings were used to fund the Altek acquisition and the increased capital expenditures in the Harsco Metals & Minerals Segment.

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

In June 2018, the Company amended the existing Senior Secured Credit Facility in order to, among other things, reduce the interest rate applicable to the Term Loan Facility and to increase the limit of the Revolving Credit Facility. As a result of the amendments, borrowings under the Term Loan Facility now bear interest at a rate per annum of 225 basis points over the adjusted LIBOR rate and the facility limit under the Revolving Credit Facility has increased to $500 million. As a result, a charge of $1.0 million was recorded during the second quarter of 2018 consisting principally of fees associated with the transaction and the write-off of unamortized deferred financing costs. Incremental fees associated with the transaction were recorded during the third quarter of 2018 bringing the total charge to $1.2 million for the first nine months of 2018.

Summary of Senior Secured Credit Facility Borrowings: (In millions)	September 30 2018	December 31 2017
By type:
Revolving Credit Facility	$101.0	$41.0
Term Loan Facility	543.1	545.9
Total	$644.1	$586.9
By classification:
Current	$5.4	$5.5
Long-term	638.7	581.4
Total	$644.1	$586.9

	September 30, 2018
(In millions)	Facility Limit	Outstanding Balance	Outstanding Letters of Credit	Available Credit
Multi-year revolving credit facility	$500.0	$101.0	$30.4	$368.6

The Company plans to redeploy discretionary cash on a disciplined basis for future growth opportunities, such as organic growth through higher-return service contract opportunities in attractive markets and investments, such as the recent Altek acquisition, to strengthen the technical and applied product capabilities for the Harsco Metals & Minerals Segment, and strategic investments or possible acquisitions, including in the Harsco Rail and Harsco Industrial Segments, that improve competitive positioning in core growth and technology applications and adjacent markets.

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

The Company did not purchase any shares of common stock under this program during the quarter ended September 30, 2018. Subsequent to the end of the quarter ended September 30, 2018 and through October 30, 2018, the Company has purchased 550,508 shares of the Company's common stock, at an average price of $23.95 per share.

Debt Covenants
The Senior Secured Credit Facility contains a consolidated net debt to consolidated adjusted earnings before interest, tax depreciation and amortization ("EBITDA") ratio covenant, which is not to exceed 3.75 to 1.0, and a minimum consolidated adjusted EBITDA to consolidated interest charges ratio covenant, which is not to be less than 3.0 to 1.0. The consolidated net debt to consolidated adjusted EBITDA ratio covenant is reduced to 3.5 to 1.0 after December 31, 2018.  At
September 30, 2018, the Company was in compliance with these covenants, as the total net leverage ratio was 1.8 to 1.0 and total interest coverage ratio was 8.1 to 1.0. Based on balances and covenants in effect at September 30, 2018, the Company could increase net debt by $637.7 million, and still be in compliance with these debt covenants. Alternatively, keeping all other factors constant, the Company's adjusted EBITDA could decrease by $170.0 million and the Company would still be within these debt covenants. The Company expects to continue to be in compliance with these debt covenants for at least the next twelve months. In addition, the Senior Secured Credit Facility imposes certain restrictions including, but not limited to, restrictions as to the types and amounts of debt or liens that may be incurred by the Company, limitations on dividend payments and certain acquisitions by the Company.

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
At September 30, 2018, the Company's consolidated cash and cash equivalents included $60.3 million held by non-U.S. subsidiaries. At September 30, 2018, approximately 1% of the Company's consolidated cash and cash equivalents had regulatory restrictions that would preclude the transfer of funds with and among subsidiaries. Non-U.S. subsidiaries also held $17.0 million of cash and cash equivalents in consolidated strategic ventures. The strategic venture agreements may require strategic venture partner approval to transfer funds with and among subsidiaries. While the Company's remaining non-U.S. cash and cash equivalents can be transferred with and among subsidiaries, the majority of these non-U.S. cash balances will be used to support the ongoing working capital needs and continued growth of the Company's non-U.S. operations.

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

ITEM 4.        CONTROLS AND PROCEDURES

The Company’s adoption of ASC 606, Revenue from Contracts with Customers, required the implementation of new accounting processes, which changed the Company's internal controls over revenue recognition. The Company has completed the design of these controls and they have been implemented as of September 30, 2018.  Other than these changes, there have been no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting during the third quarter and first nine months of 2018.

Based on the evaluation required by Securities Exchange Act Rules 13a-15(b) and 15d-15(b), the Company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of disclosure controls and procedures, as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e), at September 30, 2018.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective at September 30, 2018.

PART II — OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS
Information on legal proceedings is included in Note 10, Commitments and Contingencies, in Part I, Item 1, Financial Statements.

ITEM 1A.     RISK FACTORS
The Company's risk factors as of September 30, 2018 have not changed materially from those described in Part 1, Item 1A, “Risk Factors,” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 2, 2018, the Company announced that the Board of Directors adopted a share repurchase program authorizing the Company to repurchase up to $75,000,000 of outstanding shares of the Company’s common stock through April 24, 2021. The Company did not purchase any shares of common stock under this program during the quarter ended September 30, 2018. When and if appropriate, repurchases are made in open market transactions, depending on market conditions. Share repurchases may not occur and may be discontinued at any time.

ITEM 6.        EXHIBITS

The following exhibits are included as part of this report by reference:

Exhibit Number	Description
31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chairman, President and Chief Executive Officer).
31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).
32	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chairman, President and Chief Executive Officer and Chief Financial Officer).
101.Def	Definition Linkbase Document
101.Pre	Presentation Linkbase Document
101.Lab	Labels Linkbase Document
101.Cal	Calcuation Linkbase Document
101.Sch	Schema Document
101.Ins	Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HARSCO CORPORATION
(Registrant)

DATE	October 31, 2018	/s/ PETER F. MINAN
Peter F. Minan
Senior Vice President and Chief Financial Officer
(On behalf of the registrant and as Principal Financial Officer)

DATE	October 31, 2018	/s/ SAMUEL C. FENICE
Samuel C. Fenice
Vice President and Corporate Controller
(Principal Accounting Officer)