Form 10-Q
period 2019-03-31
HARSCO CORP
filed 2019-05-09
CIK 45876

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐  NO ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $1.25 per share	HSC	New York Stock Exchange
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2019
Common stock, par value $1.25 per share	80,189,569

HARSCO CORPORATION
FORM 10-Q

PART I — FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

HARSCO CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands)	March 31 2019	December 31 2018
ASSETS
Current assets:
Cash and cash equivalents	$84,743	$64,260
Restricted cash	2,942	2,886
Trade accounts receivable, net	296,795	291,213
Other receivables	51,130	54,182
Inventories	147,696	133,111
Current portion of contract assets	17,478	24,254
Other current assets	45,219	35,128
Total current assets	646,003	605,034
Property, plant and equipment, net	483,448	469,900
Right-of-use assets, net	49,584	—
Goodwill	412,449	411,552
Intangible assets, net	78,753	79,825
Deferred income tax assets	50,051	49,114
Other assets	17,273	17,442
Total assets	$1,737,561	$1,632,867
LIABILITIES
Current liabilities:
Short-term borrowings	$6,426	$10,078
Current maturities of long-term debt	6,538	6,489
Accounts payable	159,037	149,410
Accrued compensation	37,483	57,586
Income taxes payable	1,598	2,634
Insurance liabilities	40,830	40,774
Current portion of advances on contracts	37,014	31,317
Current portion of operating lease liabilities	12,936	—
Other current liabilities	122,721	118,708
Total current liabilities	424,583	416,996
Long-term debt	642,375	585,662
Insurance liabilities	20,384	19,575
Retirement plan liabilities	201,572	213,578
Advances on contracts	27,478	37,675
Operating lease liabilities	37,037	—
Other liabilities	48,860	46,005
Total liabilities	1,402,289	1,319,491
COMMITMENTS AND CONTINGENCIES
HARSCO CORPORATION STOCKHOLDERS’ EQUITY
Preferred stock	—	—
Common stock	143,178	141,842
Additional paid-in capital	192,912	190,597
Accumulated other comprehensive loss	(584,425)	(567,107)
Retained earnings	1,340,878	1,298,752
Treasury stock	(805,520)	(795,821)
Total Harsco Corporation stockholders’ equity	287,023	268,263
Noncontrolling interests	48,249	45,113
Total equity	335,272	313,376
Total liabilities and equity	$1,737,561	$1,632,867

See accompanying notes to unaudited condensed consolidated financial statements.

HARSCO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended
	March 31
(In thousands, except per share amounts)	2019		2018
Revenues from continuing operations:
Service revenues	$229,520		$244,209
Product revenues	217,768		163,829
Total revenues	447,288		408,038
Costs and expenses from continuing operations:
Cost of services sold	181,871		191,675
Cost of products sold	157,004		119,678
Selling, general and administrative expenses	67,029		57,083
Research and development expenses	1,262		1,239
Other expenses, net	1,876		1,822
Total costs and expenses	409,042		371,497
Operating income from continuing operations	38,246		36,541
Interest income	534		498
Interest expense	(9,739)		(9,583)
Defined benefit pension income (expense)	(1,337)		839
Income from continuing operations before income taxes and equity income	27,704		28,295
Income tax expense	(4,855)		(8,266)
Equity income of unconsolidated entities, net	20		—
Income from continuing operations	22,869		20,029
Discontinued operations:
Loss on disposal of discontinued business	(440)		(580)
Income tax benefit related to discontinued business	108		128
Loss from discontinued operations	(332)		(452)
Net income	22,537		19,577
Less: Net income attributable to noncontrolling interests	(1,840)		(1,769)
Net income attributable to Harsco Corporation	$20,697		$17,808
Amounts attributable to Harsco Corporation common stockholders:
Income from continuing operations, net of tax	$21,029		$18,260
Loss from discontinued operations, net of tax	(332)		(452)
Net income attributable to Harsco Corporation common stockholders	$20,697		$17,808
Weighted-average shares of common stock outstanding	79,907		80,650
Basic earnings (loss) per common share attributable to Harsco Corporation common stockholders:
Continuing operations	$0.26		$0.23
Discontinued operations	—		(0.01)
Basic earnings per share attributable to Harsco Corporation common stockholders	$0.26		$0.22
Diluted weighted-average shares of common stock outstanding	81,653		83,544
Diluted earnings (loss) per common share attributable to Harsco Corporation common stockholders:
Continuing operations	$0.26		$0.22
Discontinued operations	—		(0.01)
Diluted earnings per share attributable to Harsco Corporation common stockholders	$0.25	(a)	$0.21
(a) Does not total due to rounding

See accompanying notes to unaudited condensed consolidated financial statements.

HARSCO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended
	March 31
(In thousands)	2019	2018
Net income	$22,537	$19,577
Other comprehensive income (loss):
Foreign currency translation adjustments, net of deferred income taxes of $1,131 and $1,627 in 2019 and 2018, respectively	9,454	12,501
Net gain (loss) on cash flow hedging instruments, net of deferred income taxes of $945 and $(839) in 2019 and 2018, respectively	(3,147)	2,677
Pension liability adjustments, net of deferred income taxes of $(342) and $(325) in 2019 and 2018, respectively	(1,791)	(9,001)
Unrealized gain (loss) on marketable securities, net of deferred income taxes of $(5) and $4 in 2019 and 2018, respectively	15	(14)
Total other comprehensive income	4,531	6,163
Total comprehensive income	27,068	25,740
Less: Comprehensive income attributable to noncontrolling interests	(2,260)	(3,047)
Comprehensive income attributable to Harsco Corporation	$24,808	$22,693

See accompanying notes to unaudited condensed consolidated financial statements.

HARSCO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
	March 31
(In thousands)	2019	2018
Cash flows from operating activities:
Net income	$22,537	$19,577
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation	30,204	31,418
Amortization	3,045	1,934
Deferred income tax expense	595	4,635
Equity income of unconsolidated entities, net	(20)	—
Other, net	(279)	1,944
Changes in assets and liabilities:
Accounts receivable	(3,270)	(4,848)
Inventories	(14,448)	(11,490)
Contract assets	6,770	(5,698)
Right-of-use assets	3,895	—
Accounts payable	3,099	7,340
Accrued compensation	(19,924)	(26,131)
Advances on contracts	(3,406)	(7,348)
Operating lease liabilities	(3,913)	—
Retirement plan liabilities, net	(9,403)	(12,252)
Other assets and liabilities	(644)	(7,324)
Net cash provided (used) by operating activities	14,838	(8,243)
Cash flows from investing activities:
Purchases of property, plant and equipment	(36,407)	(26,897)
Purchase of business, net of cash acquired	680	—
Proceeds from sales of assets	1,177	377
Net payments from settlement of foreign currency forward exchange contracts	(4,091)	(3,822)
Net cash used by investing activities	(38,641)	(30,342)
Cash flows from financing activities:
Short-term borrowings, net	(3,578)	(3,659)
Current maturities and long-term debt:
Additions	56,998	46,000
Reductions	(1,700)	(2,944)
Sale of noncontrolling interests	876	477
Stock-based compensation - Employee taxes paid	(8,237)	(709)
Net cash provided by financing activities	44,359	39,165
Effect of exchange rate changes on cash and cash equivalents, including restricted cash	(17)	738
Net increase in cash and cash equivalents, including restricted cash	20,539	1,318
Cash and cash equivalents, including restricted cash, at beginning of period	67,146	66,209
Cash and cash equivalents, including restricted cash, at end of period	$87,685	$67,527

See accompanying notes to unaudited condensed consolidated financial statements.

HARSCO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (Unaudited)

	Harsco Corporation Stockholders’ Equity
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests
(In thousands, except share amounts)	Issued	Treasury					Total
Balances, December 31, 2017	$141,110	$(762,079)	$180,201	$1,157,801	$(546,582)	$44,714	$215,165
Adoption of new accounting standards				3,907	(1,520)		2,387
Net income				17,808		1,769	19,577
Total other comprehensive income, net of deferred income taxes of $467					4,885	1,278	6,163
Sale of subsidiary shares to noncontrolling interest						477	477
Stock appreciation rights exercised, net 2,560 shares	5	(26)	(5)				(26)
Vesting of restricted stock units and other stock grants, net 102,695 shares	171	(683)	(171)				(683)
Amortization of unearned portion of stock-based compensation, net of forfeitures			3,285				3,285
Balances, March 31, 2018	$141,286	$(762,788)	$183,310	$1,179,516	$(543,217)	$48,238	$246,345

	Harsco Corporation Stockholders’ Equity
(In thousands)	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests
	Issued	Treasury					Total
Balances, December 31, 2018	$141,842	$(795,821)	$190,597	$1,298,752	$(567,107)	$45,113	$313,376
Adoption of new accounting standards (See Note 2)				21,429	(21,429)		—
Net income				20,697		1,840	22,537
Sale of subsidiary shares to noncontrolling interest						876	876
Total other comprehensive income, net of deferred income taxes of $1,729					4,111	420	4,531
Stock appreciation rights exercised, net 927 shares	2	(8)	(2)				(8)
Vesting of restricted stock units and other stock grants, net 94,229 shares	198	(1,456)	(198)				(1,456)
Vesting of performance share units, net 529,213 shares	1,136	(8,235)	(1,149)				(8,248)
Amortization of unearned portion of stock-based compensation, net of forfeitures			3,664				3,664
Balances, March 31, 2019	$143,178	$(805,520)	$192,912	$1,340,878	$(584,425)	$48,249	$335,272

See accompanying notes to unaudited condensed consolidated financial statements.

HARSCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.     Basis of Presentation

Harsco Corporation (the "Company") has prepared these unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Accordingly, the unaudited condensed consolidated financial statements do not include all information and disclosure required by U.S. GAAP for annual financial statements. The December 31, 2018 Condensed Consolidated Balance Sheet information contained in this Quarterly Report on Form 10-Q was derived from the 2018 audited consolidated financial statements.  The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements, including the notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. In the opinion of management, all adjustments (all of which are of a normal recurring nature) that are necessary for a fair statement are reflected in the unaudited condensed consolidated financial statements.

Reclassifications
Certain reclassifications have been made to prior year amounts to conform with current year classifications.

2.     Recently Adopted and Recently Issued Accounting Standards
The following accounting standards have been adopted in 2019:

On January 1, 2019, the Company adopted changes issued by the Financial Accounting Standards Board (“FASB”) related to accounting for leases. The changes introduce a lessee model that brings most leases onto the balance sheet. The changes also align many of the underlying principles of the new lessor model with those in the FASB’s new revenue recognition standard. Furthermore, the changes address other concerns related to the current leases model such as eliminating the requirement in current guidance for an entity to use bright-line tests in determining lease classification. The changes also require lessors to increase the transparency of their exposure to changes in value of their residual assets and how they manage that exposure. The Company elected the package of practical expedients permitted under the transition, which among other items, allowed the carry forward of the historical lease classification. The Company has elected to apply the transition requirements at the January 1, 2019 effective date and therefore, comparative information has not been restated and continues to be reported under U.S. GAAP in effect for those periods. The changes had a significant impact on the Condensed Consolidated Balance Sheets upon adoption and the Company recorded Right-of-use ("ROU") assets and lease liabilities of $53.0 million and $53.4 million, respectively. The difference between the ROU assets and lease liabilities was recorded primarily as adjustments to other assets and liabilities where prepaid rent and deferred expenses were previously recorded. Additionally, the Company's accounting for finance leases remained consistent. The changes did not have an impact on the Company’s Condensed Consolidated Statements of Operations or Condensed Consolidated Statements of Cash Flows. The discount rates used to calculate the ROU assets and lease liabilities as of the effective date were based on the remaining lease terms as of the effective date. See Note 6, Leases for additional information.

On January 1, 2019, the Company adopted changes issued by the FASB which expand and refine hedge accounting for both financial and non-financial risk components, aligns the recognition and presentation of the effects of hedging instruments and hedged items in the financial statements and includes certain targeted improvements to ease the application of current guidance related to the assessment of hedge effectiveness. Upon adoption, the Company’s recognition model for the excluded component was modified from a mark-to-market approach to an amortization approach for hedging relationships. Hedging relationships entered into on or after January 1, 2019 will be under the amortization approach while those entered into before
January 1, 2019 will continue to be recognized under the mark-to-market approach. As such, there was no effect of applying this election reflected as an adjustment to Accumulated other comprehensive loss with a corresponding adjustment to the opening balance of Retained earnings. Presentation and disclosure amendments are required to be applied prospectively. Other than required expanded disclosures, the adoption of these changes did not have a material impact on the Company's condensed consolidated financial statements.

On January 1, 2019, the Company adopted changes issued by the FASB which allow entities to reclassify stranded income tax effects resulting from the Tax Cuts and Jobs Act (the “Tax Act”) from accumulated other comprehensive income to retained earnings in the consolidated financial statements. Under the Tax Act, deferred taxes were adjusted to reflect the reduction of the historical corporate income tax rate to the newly enacted corporate income tax rate, which left the tax effects on items within accumulated other comprehensive income stranded at historical tax rates. The adoption of these changes resulted in the Company reclassifying approximately $21 million of stranded income tax effects into Retained earnings.
The following accounting standards have been issued and become effective for the Company at a future date:
In June 2016, the FASB issued changes which amends the impairment model by requiring entities to use a forward-looking approach based on expected losses rather than incurred losses to estimate credit losses on certain types of financial instruments, including trade receivables. This may result in the earlier recognition of allowances for losses. The changes become effective for the Company on January 1, 2020, with early adoption permitted. Management has not yet completed the assessment of the impact of the new standard on the Company’s condensed consolidated financial statements.

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

In August 2018, the FASB issued changes which modify the disclosure requirements for fair value measurements. The amendments in this update remove the requirement to disclose the amount of, and reasons for, transfers between Level 1 and Level 2 of the fair value hierarchy; the policy for timing of transfers between levels; and the valuation processes for Level 3 fair value measurements. The changes require disclosure of changes in unrealized gains and losses for the period included in other comprehensive income (loss) for recurring Level 3 fair value measurements held at the end of the reporting period and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. The changes become effective for the Company on January 1, 2020. Other than required expanded disclosures, the adoption of these changes will not have a material impact on the Company's condensed consolidated financial statements.

In August 2018, the FASB issued changes which modify the disclosure requirements for employers that sponsor defined benefit pension or other post-retirement plans. The changes remove the requirements to disclose: amounts in accumulated other comprehensive income (loss) expected to be recognized as components of net periodic benefit cost over the next fiscal year; the amount and timing of plan assets expected to be returned to the employer; and the effects of a one-percentage point change in assumed health care cost trend rates. The update also requires disclosure of an explanation of the reasons for significant gains and losses related to changes in the benefit obligation for the period. The changes become effective for the Company on January 1, 2021. Management does not believe these changes will have a material impact on its condensed consolidated financial statements.

3. Acquisitions

In May 2018, the Company acquired Altek Europe Holdings Limited and its affiliated entities (collectively, "Altek"), a U.K.-based manufacturer of market-leading products that enable aluminum producers and recyclers to manage and efficiently extract value from critical byproduct streams, reduce byproduct generation and improve operating productivity. The Company acquired Altek, on a debt and cash free basis, for a purchase price of £45 million (approximately $60 million) in cash, with the potential for up to £25 million (approximately $33 million) in additional contingent consideration through 2021 subject to the future financial performance of Altek. The cash consideration transferred included payments of $59.4 million, net of cash acquired and normal working capital adjustments. In addition, the Company recognized contingent consideration with an initial fair value of $12.1 million as of the acquisition date. Altek's revenues and operating results have been included in the results of the Harsco Metals & Minerals Segment. Inclusion of pro forma financial information for this transaction is not necessary as the acquisition is immaterial to the Company's results of operations.

The initial fair value of contingent consideration was estimated using a probability simulation model, which uses assumptions and estimates to forecast a range of outcomes for the contingent consideration. Key inputs to the model include projected earnings before interest, tax, depreciation and amortization; the discount rate; the projection risk neutralization rate; and volatility, which are Level 3 data.  The Company will assess these assumptions and estimates on a quarterly basis as additional data impacting the assumptions is obtained. Any changes in the fair value of contingent consideration related to updated assumptions and estimates will be recognized in the Consolidated Statements of Operations during the period in which the change occurs.

The fair value recorded for the assets acquired and liabilities assumed for Altek is as follows:

	Final Valuation
(In millions)	June 30 2018	Measurement Period Adjustments (a)	March 31 2019
Cash and cash equivalents	$1.7	$—	$1.7
Net working capital	(1.5)	0.2	(1.3)
Property, plant and equipment	3.3	—	3.3
Intangible assets	52.5	0.2	52.7
Goodwill	20.9	1.6	22.5
Net deferred tax liabilities	(8.5)	—	(8.5)
Other liabilities	(0.3)	—	(0.3)
Total identifiable net assets of Altek	$68.1	$2.0	$70.1
(a) The measurement period adjustments did not have a material impact on the Company's previously reported operating results.

The following table reflects the changes in the fair value of contingent consideration:

(In thousands)	Contingent Consideration
Balance, December 31, 2018	$8,420
Fair value adjustment (b)	369
Foreign currency translation	186
Balance, March 31, 2019	$8,975
(b) These amounts are recorded in the caption Other expenses, net on the Condensed Consolidated Statements of Operations.

4.    Accounts Receivable and Inventories
Accounts receivable consist of the following:

(In thousands)	March 31 2019	December 31 2018
Trade accounts receivable	$301,439	$295,847
Less: Allowance for doubtful accounts	(4,644)	(4,634)
Trade accounts receivable, net	$296,795	$291,213

Other receivables (a)	$51,130	$54,182
(a) Other receivables include insurance claims, employee receivables, tax claims and other miscellaneous items not included in Trade accounts receivable, net.
The provision (benefit) for doubtful accounts related to trade accounts receivable was as follows:

	Three Months Ended
	March 31
(In thousands)	2019	2018
Provision (benefit) for doubtful accounts related to trade accounts receivable	$26	$(46)

Inventories consist of the following:

(In thousands)	March 31 2019	December 31 2018
Finished goods	$19,089	$17,223
Work-in-process	21,715	21,787
Raw materials and purchased parts	82,983	72,194
Stores and supplies	23,909	21,907
Total inventories	$147,696	$133,111

The Company recognized an initial estimated forward loss provision related to the contracts with the federal railway system of Switzerland ("SBB") of $45.1 million for the year ended December 31, 2016. The Company recorded an additional forward loss provision of $1.8 million for the year ended December 31, 2018. At March 31, 2019, the entire remaining estimated forward loss provision of $6.8 million is included in the caption Other current liabilities on the Condensed Consolidated Balance Sheets. The estimated forward loss provision represents the Company's best estimate based on currently available information. It is possible that the Company's overall estimate of costs to complete these contracts may increase, which would result in an additional estimated forward loss provision at such time, but the Company is unable to estimate any further possible loss or range of loss at this time. There are a number of key events expected to occur in 2019, including the finalization of the manufacturing designs for certain of the vehicles, and which could affect the cost estimates. Any adjustment to the cost estimates would be recorded when new information becomes available and could have a material impact on the Company’s results of operations in that period.

The Company recognized $4.7 million and $7.9 million of revenues for the contracts with SBB at zero margin, on an over time basis, utilizing a cost-to-cost method for the three months ended March 31, 2019 and 2018, respectively. For the three months ended March 31, 2019 and 2018, consolidated product revenue gross margins were not significantly impacted by the revenue recognized under the SBB contracts. The Company has substantially completed the first contract and is approximately 30% complete on the second contract with SBB as of March 31, 2019.

5.     Property, Plant and Equipment
Property, plant and equipment consists of the following:

(In thousands)	March 31 2019	December 31 2018
Land	$10,515	$10,621
Land improvements	15,932	16,156
Buildings and improvements	190,715	191,072
Machinery and equipment	1,566,706	1,538,166
Uncompleted construction	42,493	37,713
Gross property, plant and equipment	1,826,361	1,793,728
Less: Accumulated depreciation	(1,342,913)	(1,323,828)
Property, plant and equipment, net	$483,448	$469,900

6. Leases

The Company leases certain property and equipment under noncancelable lease agreements. The Company determines if a contract or arrangement contains a lease at inception. All leases are evaluated and classified as either an operating or finance lease. A lease is classified as a finance lease if any of the following criteria are met: (i) ownership of the underlying asset transfers to the Company by the end of the lease term; (ii) the lease contains an option to purchase the underlying asset that the Company is reasonably expected to exercise; (iii) the lease term is for a major part of the remaining economic life of the underlying asset; (iv) the present value of the sum of lease payments and any residual value guaranteed by the Company equals or exceeds substantially all of the fair value of the underlying asset; or (v) the underlying asset is of a specialized nature that it is expected to have no alternative use to the lessor at the end of the lease term. A lease that does not meet any of the criteria to be classified as a finance lease is classified as an operating lease.

Operating leases are included in the captions Right-of-use assets, net, Current portion of operating lease liabilities, and Operating lease liabilities on the Condensed Consolidated Balance Sheets. ROU assets and operating lease liabilities are recognized based on the present value of the future lease payments over the lease term at the commencement date. As most of the Company’s leases do not provide an implicit rate for use in determining the present value of future payments, the Company uses an incremental borrowing rate that reflects the creditworthiness of the Company for a lending period commensurate to the term of the lease and the standard lending practices related to such loans in the respective jurisdiction where the underlying assets are located. This incremental borrowing rate reflects the creditworthiness of the Company for a lending period commensurate to the term of the lease and the standard lending practices related to such loans in the respective jurisdiction where the underlying assets are located. ROU assets also include any lease payments made and exclude any lease incentives and initial direct costs incurred. Lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term, including rent abatement periods and rent holidays.
Finance leases are included in the captions Property, plant and equipment, net; Current maturities of long-term debt and Long-term debt on the Condensed Consolidated Balance Sheets. Finance lease costs are split between depreciation expense related to the asset and interest expense on the lease liability, using the effective rate charged by the lessor.
The Company has lease agreements with lease and non-lease components, which the Company has elected to account for as a single lease component. Additionally, the Company has elected not to record short-term leases, those with expected terms of twelve months or less, on the Condensed Consolidated Balance Sheets. Certain lease agreements include fixed escalations, while others include rental payments adjusted periodically for inflation. There are no material residual value guarantees or material restrictive covenants. The Company's leases, excluding short-term leases, have remaining terms of less than one year to 24.5 years, some of which include options to extend for up to 10 years, and some of which include options to terminate within one year.
The components of lease expense were as follows:

Three Months Ended
(In thousands)	March 31 2019
Finance leases:
Amortization expense	$310
Interest on lease liabilities	4
Operating leases	4,608
Short-term leases	4,669
Variable lease expense	314
Total lease expense	$9,905
Supplemental cash flow information related to leases was as follows:

Three Months Ended
(In thousands)	March 31 2019
Cash paid for amounts included in the measurement of lease liabilities:
Cash flows from operating activities - Operating leases	$4,670
Cash flows from financing activities - Finance leases	363
Right-of-use assets obtained in exchange for lease obligations:
Operating leases (a)	$53,750
Finance leases	373

(a) Includes ROU assets of $53.0 million that were recorded upon adoption at January 1, 2019.

Supplemental balance sheet information related to leases was as follows:

(In thousands)	March 31 2019
Operating Leases:
Operating lease right-of-use assets	$49,584
Other current liabilities	12,936
Operating lease liabilities	37,037
Finance Leases:
Property, plant and equipment, net	$1,286
Current maturities of long-term debt	1,054
Long-term debt	945

Supplemental additional information related to leases is as follows:

March 31 2019
Other information:
Weighted average remaining lease term - Operating leases (in years)	4.42
Weighted average remaining lease term - Finance leases (in years)	2.01
Weighted average discount rate - Operating leases	6.9%
Weighted average discount rate - Finance leases	4.1%

Maturities of lease liabilities were as follows:

(In thousand)	Operating Leases	Finance Leases
Year Ending December 31st:
2019 (excluding the three months ended March 31, 2019)	$12,210	$1,027
2020	12,943	631
2021	9,775	295
2022	7,563	117
2023	6,254	16
After 2023	21,576	2
Total lease payments	70,321	2,088
Less imputed interest	(20,348)	(89)
Total	$49,973	$1,999

As previously disclosed, under then in effect lease accounting in accordance with U.S. GAAP, future minimum payments under operating leases with noncancelable terms were as follows as of December 31, 2018:

(In thousands)
2019	$13,985
2020	12,204
2021	9,448
2022	7,706
2023	6,201
After 2023	28,442

As of March 31, 2019, the Company has an additional operating lease for property that has not yet commenced with an estimated ROU asset and lease liability of approximately $5.0 million to be recognized upon the anticipated lease commencement in October 2019.

7.     Goodwill and Other Intangible Assets
The following table reflects the changes in carrying amounts of goodwill by segment for the three months ended March 31, 2019:

(In thousands)	Harsco Metals & Minerals Segment	Harsco Industrial Segment	Harsco Rail Segment	Consolidated Totals
Balance at December 31, 2018	$391,687	$6,839	$13,026	$411,552
Foreign currency translation	897	—	—	897
Balance at March 31, 2019	$392,584	$6,839	$13,026	$412,449

The Company tests for goodwill impairment annually, or more frequently if indicators of impairment exist, or if a decision is made to dispose of a business.  The Company performs the annual goodwill impairment test as of October 1 and monitors for triggering events on an ongoing basis.  The Company determined that, as of March 31, 2019, no interim goodwill impairment testing was necessary.
Intangible assets included in the caption, Intangible assets, net, on the Condensed Consolidated Balance Sheets consist of the following:

	March 31, 2019		December 31, 2018
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer related	$137,242	$101,090	$136,307	$99,383
Patents	2,597	2,505	2,598	2,503
Technology related	36,572	3,599	35,831	2,681
Trade names	9,298	2,051	9,212	1,897
Other	5,929	3,640	5,865	3,524
Total	$191,638	$112,885	$189,813	$109,988

Amortization expense for intangible assets was as follows:

	Three Months Ended
	March 31
(In thousands)	2019	2018
Amortization expense for intangible assets	$2,352	$1,282

The estimated amortization expense for the next five fiscal years based on current intangible assets is as follows:

(In thousands)	2019	2020	2021	2022	2023
Estimated amortization expense (a)	$9,000	$8,750	$8,500	$8,250	$8,250

(a) These estimated amortization expense amounts do not reflect the potential effect of future foreign currency exchange fluctuations.

8.  Employee Benefit Plans

	Three Months Ended
	March 31
Defined Benefit Pension Plans Net Periodic Pension Cost (Benefit)	U.S. Plans		International Plans
(In thousands)	2019	2018	2019	2018
Service costs	$10	$10	$356	$386
Interest costs	2,651	2,391	5,664	5,672
Expected return on plan assets	(2,593)	(3,017)	(9,517)	(11,145)
Recognized prior service costs	—	—	66	(39)
Recognized loss	1,405	1,302	3,653	3,840
Settlement/curtailment losses	—	166	—	—
Defined benefit pension plans net periodic pension cost (benefit)	$1,473	$852	$222	$(1,286)

	Three Months Ended
Company Contributions	March 31
(In thousands)	2019	2018
Defined benefit pension plans (U.S.)	$1,479	$1,284
Defined benefit pension plans (International)	9,270	9,734
Multiemployer pension plans	521	501
Defined contribution pension plans	3,390	2,835

The Company's estimate of expected contributions to be paid during the remainder of 2019 for the U.S. and international defined benefit pension plans are $7.0 million and $11.5 million, respectively.

9.     Income Taxes

Income tax expense related to continuing operations for the three months ended March 31, 2019 and March 31, 2018 was $4.9 million and $8.3 million, respectively.

An income tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, based on technical merits, including resolutions of any related appeals or litigation processes. The reserve for uncertain tax positions at March 31, 2019 was $3.5 million, including interest and penalties.  Within the next twelve months, it is reasonably possible that up to $0.1 million of unrecognized income tax benefits will be recognized upon settlement of tax examinations and the expiration of various statutes of limitations.

10.   Commitments and Contingencies

Environmental
The Company is involved in a number of environmental remediation investigations and cleanups and, along with other companies, has been identified as a “potentially responsible party” for certain byproduct disposal sites.  While each of these matters is subject to various uncertainties, it is probable that the Company will agree to make payments toward funding certain of these activities, and it is possible that some of these matters will be decided unfavorably to the Company.  The Company has evaluated its potential liability, and its financial exposure is dependent upon such factors as the continuing evolution of environmental laws and regulatory requirements, the availability and application of technology, the allocation of cost among potentially responsible parties, the years of remedial activity required and the remediation methods selected.  Other than set forth herein the Company did not have any material accruals or record any material expenses related to environmental matters during the periods presented.

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

On July 27, 2018, Brazil’s Federal and Rio de Janeiro State Public Prosecution Offices (MPF and MPE) filed a Civil Public Action against one of the Company's customers (CSN), the Company’s Brazilian subsidiary, the Municipality of Volta Redonda, Brazil, and the Instituto Estadual do Ambiente (local environmental protection agency) seeking the implementation of various measures to limit and reduce the accumulation of customer-owned slag at the site in Brazil. On August 6, 2018, the 3rd Federal Court in Volta Redonda granted the MPF and MPE an injunction against the same parties requiring, among other things, CSN and the Company’s Brazilian subsidiary to limit the volume of slag sent to the site. Because the customer owns the site and the slag located on the site, the Company believes that complying with this injunction is the steel producer’s responsibility.  On March 18, 2019, the Court issued an order fining the Company 5,000 Brazilian real per day (or approximately $1,300 per day) and CSN 20,000 Brazilian real per day until the requirements of the injunction are met. This fine is not yet currently being enforced, and the Company is appealing the fine and the underlying injunction.  Both the Company and CSN continue to have discussions with the governmental authorities on the injunction and the possible resolution of the underlying case. The Company does not believe that a loss relating to this matter is probable or estimable at this point.
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

In October 2009, the Company received notification of the SPRA’s final administrative decision regarding the levying of ICMS in the State of São Paulo in relation to services provided to a customer in the State between January 2004 and May 2005.  As of March 31, 2019, the principal amount of the tax assessment from the SPRA with regard to this case is approximately $2 million, with penalty, interest and fees assessed to date increasing such amount by an additional $21 million.  On
June 4, 2018, the Appellate Court of the State of Sao Paulo ruled in favor of the SPRA, but ruled that the assessed penalty should be reduced to approximately $2 million. After calculating the interest accrued on the penalty, the Company estimates that this ruling reduces the current overall liability for this case to approximately $9 million. The Company has appealed the ruling in favor of the SPRA to the Superior Court of Justice. Due to multiple court precedents in the Company’s favor, as well as the Company’s ability to appeal, the Company does not believe a loss is probable.
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
Brazilian Labor Disputes
The Company is subject to ongoing collective bargaining and individual labor claims in Brazil through the Harsco Metals & Minerals Segment which allege, among other things, the Company's failure to pay required amounts for overtime and vacation at certain sites. The Company is vigorously defending itself against these claims; however, litigation is inherently unpredictable, particularly in foreign jurisdictions. While the Company does not currently expect that the ultimate resolution of these claims will have a material adverse effect on the Company’s financial condition, results of operations or cash flows, it is not possible to predict the ultimate outcome of these labor-related disputes. As of March 31, 2019 and December 31, 2018, the Company has established reserves of $7.0 million and $7.1 million, respectively, on the Company's Condensed Consolidated Balance Sheets for amounts considered to be probable and estimable.

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
At March 31, 2019, there were approximately 17,127 pending asbestos personal injury actions filed against the Company.  Of those actions, approximately 16,586 were filed in the New York Supreme Court (New York County), approximately 119 were filed in other New York State Supreme Court Counties and approximately 422 were filed in courts located in other states.
The complaints in most of those actions generally follow a form that contains a standard damages demand of $20 million or $25 million, regardless of the individual plaintiff’s alleged medical condition, and without identifying any specific Company product.
At March 31, 2019, approximately 16,550 of the actions filed in New York Supreme Court (New York County) were on the Deferred/Inactive Docket created by the court in December 2002 for all pending and future asbestos actions filed by persons who cannot demonstrate that they have a malignant condition or discernible physical impairment. The remaining approximately 36 cases in New York County are pending on the Active or In Extremis Docket created for plaintiffs who can demonstrate a malignant condition or physical impairment.

The Company has liability insurance coverage under various primary and excess policies that the Company believes will be available, if necessary, to substantially cover any liability that might ultimately be incurred in the asbestos actions referred to above. The costs and expenses of the asbestos actions are being paid by the Company's insurers.
In view of the persistence of asbestos litigation in the U.S., the Company expects to continue to receive additional claims in the future. The Company intends to continue its practice of vigorously defending these claims and cases. At March 31, 2019, the Company has obtained dismissal in approximately 28,189 cases by stipulation or summary judgment prior to trial.
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
Insurance liabilities are recorded when it is probable that a liability has been incurred for a particular event and the amount of loss associated with the event can be reasonably estimated. Insurance reserves have been estimated based primarily upon actuarial calculations and reflect the undiscounted estimated liabilities for ultimate losses, including claims incurred but not reported. Inherent in these estimates are assumptions that are based on the Company's history of claims and losses, a detailed analysis of existing claims with respect to potential value, and current legal and legislative trends. If actual claims differ from those projected by management, changes (either increases or decreases) to insurance reserves may be required and would be recorded through income in the period the change was determined. When a recognized liability is covered by third-party insurance, the Company records an insurance claim receivable to reflect the covered liability. Insurance claim receivables are included in Other receivables on the Company's Condensed Consolidated Balance Sheets. See Note 1, Summary of Significant Accounting Policies, to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 for additional information on Accrued insurance and loss reserves.

11.  Reconciliation of Basic and Diluted Shares

	Three Months Ended
	March 31
(In thousands, except per share amounts)	2019	2018
Income from continuing operations attributable to Harsco Corporation common stockholders	$21,029	$18,260

Weighted-average shares outstanding - basic	79,907	80,650
Dilutive effect of stock-based compensation	1,746	2,894
Weighted-average shares outstanding - diluted	81,653	83,544

Earnings from continuing operations per common share, attributable to Harsco Corporation common stockholders:
Basic	$0.26	$0.23
Diluted	$0.26	$0.22

The following average outstanding stock-based compensation units were not included in the computation of diluted earnings per share because the effect was antidilutive:

	Three Months Ended
	March 31
(In thousands)	2019	2018
Stock appreciation rights	608	696
Performance share units	233	—

12.   Derivative Instruments, Hedging Activities and Fair Value

Derivative Instruments and Hedging Activities
The Company uses derivative instruments, including foreign currency exchange forward contracts, interest rate swaps and cross-currency interest rate swaps ("CCIRs"), to manage certain foreign currency and interest rate exposures.  Derivative instruments are viewed as risk management tools by the Company and are not used for trading or speculative purposes. All derivative instruments are recorded on the Condensed Consolidated Balance Sheets at fair value.  The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the earnings effect of the hedged forecasted transactions in a cash flow hedge. The Company may enter into derivative contracts that are intended to economically hedge certain of its risk, even though hedge accounting does not apply or the Company elects not to apply hedge accounting.

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

The fair value of outstanding derivative contracts recorded as assets and liabilities on the Condensed Consolidated Balance Sheets was as follows:

(In thousands)	Balance Sheet Location	Fair Value of Derivatives Designated as Hedging Instruments	Fair Value of Derivatives Not Designated as Hedging Instruments	Total Fair Value
March 31, 2019
Asset derivatives (Level 2):
Foreign currency exchange forward contracts	Other current assets	$2,275	$5,520	$7,795
Interest rate swaps	Other current assets	736	—	736
Total		$3,011	$5,520	$8,531
Liability derivatives (Level 2):
Foreign currency exchange forward contracts	Other current liabilities	$121	$1,426	$1,547
Interest rate swaps	Other current liabilities	96	—	96
Interest rate swaps	Other liabilities	4,639	—	4,639
Total		$4,856	$1,426	$6,282
December 31, 2018
Asset derivatives (Level 2):
Foreign currency exchange forward contracts	Other current assets	$2,970	$589	$3,559
Interest rate swaps	Other current assets	1,331	—	1,331
Interest rate swaps	Other assets	128	—	$128
Total		$4,429	$589	$5,018
Liability derivatives (Level 2):
Foreign currency exchange forward contracts	Other current liabilities	$24	$2,910	$2,934
Interest rate swaps	Other liabilities	1,849	—	1,849
Total		$1,873	$2,910	$4,783

All of the Company's derivatives are recorded on the Condensed Consolidated Balance Sheets at gross amounts and not offset. All of the Company's interest rate swaps, CCIRs and certain foreign currency exchange forward contracts are transacted under International Swaps and Derivatives Association ("ISDA") documentation. Each ISDA master agreement permits the net settlement of amounts owed in the event of default. The Company's derivative assets and liabilities subject to enforceable master netting arrangements resulted in a net liability of $1.0 million and $0.1 million at March 31, 2019 and
December 31, 2018, respectively.
The effect of derivative instruments on the Condensed Consolidated Statements of Operations and the Condensed Consolidated Statements of Comprehensive Income:
Derivatives Designated as Hedging Instruments

	Amount Recognized in Other Comprehensive Income (“OCI”) on Derivatives		Location of Amount Reclassified from Accumulated OCI into Income	Amount Reclassified from Accumulated OCI into Income - Effective Portion or Equity
	Three Months Ended			Three Months Ended
	March 31			March 31
(In thousands)	2019	2018		2019	2018
Foreign currency exchange forward contracts	$(712)	$240	Product revenues	$(32)	$(212)
Foreign currency exchange forward contracts (a)	—	—	Retained earnings	—	(1,520)
Interest rate swaps	(3,309)	3,310	Interest expense	(301)	—
Cross-currency interest rate swaps (b)	(52)	(93)	Interest expense	314	271
	(4,073)	3,457		$(19)	$(1,461)

(a) The Company has adopted the new revenue recognition standard utilizing the modified retrospective transition method, including use of practical expedients. See Note 2, Recently Adopted and Recently Issued Accounting Standards for additional information.
(b) Amounts represent changes in foreign currency translation related to balances in Accumulated other comprehensive loss.

The location and amount of gain (loss) recognized on the Condensed Consolidated Statements of Operations:

	Three Months Ended
	March 31
	2019		2018
(in thousands)	Product Revenues	Interest Expense	Product Revenues	Cost of Products Sold	Interest Expense
Total amounts of income and expense line items presented in the statement of financial performance in which the effects of cash flow hedges are recorded	$217,768	$(9,739)	$163,829	$119,678	$(9,583)
Interest rate swaps:
Amount of gain or (loss) reclassified from accumulated other comprehensive income into income	—	301	—	—	—
Foreign exchange contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive income into income	32	—	212	—	—
Amount excluded from effectiveness testing recognized in earnings based on changes in fair value	78	—	—	(19)	—
Cross-currency interest rate swaps:
Amount of gain or (loss) reclassified from accumulated other comprehensive income into income	—	(314)	—	—	(271)

Derivatives Not Designated as Hedging Instruments

	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives for the Three Months Ended March 31(c)
(In thousands)		2019	2018
Foreign currency exchange forward contracts	Cost of services and products sold	$2,323	$(5,466)

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
The recognized gains and losses offset amounts recognized in cost of services and products sold principally as a result of intercompany or third party foreign currency exposures. At March 31, 2019 and December 31, 2018, the notional amounts of foreign currency exchange forward contracts were $444.3 million and $423.9 million, respectively. These contracts are primarily denominated in British pounds sterling and Euros and mature through October 2021.

In addition to foreign currency exchange forward contracts, the Company designates certain loans as hedges of net investments in international subsidiaries.  The Company recorded pre-tax net gains of $4.8 million and $9.5 million for the three months ended March 31, 2019 and March 31, 2018, respectively, in Accumulated other comprehensive loss.

Interest Rate Swaps
The Company uses interest rate swaps in conjunction with certain debt issuances in order to secure a fixed interest rate.  Changes in the fair value attributed to the effect of the swaps’ interest spread and changes in the credit worthiness of the counter-parties are recorded in Accumulated other comprehensive loss.

In January 2017 and February 2018, the Company entered into a series of interest rate swaps that cover the period from 2018 through 2022 and had the effect of converting $300.0 million of the Term Loan Facility from floating-rate to fixed-rate.  The fixed rates provided by the swaps replace the adjusted LIBOR rate in the interest calculation, ranging from 2.12% for 2019 to 3.12% for 2022. The total notional of the Company's interest rate swaps was $300.0 million as of March 31, 2019.

Cross-Currency Interest Rate Swaps
The Company may use CCIRs in conjunction with certain debt issuances in order to secure a fixed local currency interest rate. Under these CCIRs, the Company receives interest based on a fixed or floating U.S. dollar rate and pays interest on a fixed local currency rate based on the contractual amounts in dollars and the local currency, respectively. At maturity, there is also the payment of principal amounts between currencies. Changes in the fair value attributed to the effect of the swaps' interest spread and changes in the credit worthiness of the counter-parties are recorded in Accumulated other comprehensive loss. Changes in value attributed to the effect of foreign currency fluctuations are recorded in the Condensed Consolidated Statements of Operations and offset currency fluctuation effects on the debt principal. The Company had no outstanding CCIRs at March 31, 2019.

Fair Value of Other Financial Instruments
The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and short-term borrowings approximate fair value due to the short-term maturities of these assets and liabilities.  At March 31, 2019 and December 31, 2018, the total fair value of long-term debt (excluding deferred financing costs), including current maturities, was $657.4 million and $592.0 million, respectively, compared with a carrying value of $661.5 million and $605.4 million, respectively.  Fair values for debt are based on pricing models using market-based inputs (Level 2) for similar issues or on the current rates offered to the Company for debt of the same remaining maturities.

13. Review of Operations by Segment

	Three Months Ended
	March 31
(In thousands)	2019	2018
Revenues From Continuing Operations
Harsco Metals & Minerals	$261,312	$264,723
Harsco Industrial	117,385	83,598
Harsco Rail	68,591	59,678
Corporate	—	39
Total Revenues From Continuing Operations	$447,288	$408,038
Operating Income (Loss) From Continuing Operations
Harsco Metals & Minerals	$24,497	$27,735
Harsco Industrial	17,030	12,421
Harsco Rail	5,389	1,952
Corporate	(8,670)	(5,567)
Total Operating Income From Continuing Operations	$38,246	$36,541
Depreciation and Amortization
Harsco Metals & Minerals	$28,705	$29,085
Harsco Industrial	2,025	1,855
Harsco Rail	1,167	1,064
Corporate	1,352	1,348
Total Depreciation and Amortization	$33,249	$33,352

	Three Months Ended
	March 31
(In thousands)	2019	2018
Capital Expenditures
Harsco Metals & Minerals	$29,163	$25,176
Harsco Industrial	2,175	1,087
Harsco Rail	3,916	430
Corporate	1,153	204
Total Capital Expenditures	$36,407	$26,897

Reconciliation of Segment Operating Income to Income From Continuing Operations Before Income Taxes and Equity Income

	Three Months Ended
	March 31
(In thousands)	2019	2018
Segment operating income	$46,916	$42,108
General Corporate expense	(8,670)	(5,567)
Operating income from continuing operations	38,246	36,541
Interest income	534	498
Interest expense	(9,739)	(9,583)
Defined benefit pension income (expense)	(1,337)	839
Income from continuing operations before income taxes and equity income	$27,704	$28,295

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

A summary of the Company's revenues by primary geographical markets as well as by key product and service groups is as follows:

	Three Months Ended
	March 31, 2019
(In thousands)	Harsco Metals & Minerals Segment	Harsco Industrial Segment	Harsco Rail Segment	Corporate	Consolidated Totals
Primary Geographical Markets (a):
North America	$73,349	$112,099	$50,366	$—	$235,814
Western Europe	98,221	—	10,013	—	108,234
Latin America (b)	36,991	5,286	591	—	42,868
Asia-Pacific	34,138	—	7,621	—	41,759
Middle East and Africa	13,915	—	—	—	13,915
Eastern Europe	4,698	—	—	—	4,698
Total Revenues	$261,312	$117,385	$68,591	$—	$447,288
Key Product and Service Groups:
On-site services and material logistics, product quality improvement and resource recovery for iron, steel and metals manufacturing; value- added environmental solutions for industrial co-products; as well as aluminum dross and scrap processing systems	$261,312	$—	$—	$—	$261,312
Railway track maintenance services and equipment	—	—	68,591	—	68,591
Air-cooled heat exchangers	—	76,203	—	—	76,203
Industrial grating and fencing products	—	33,376	—	—	33,376
Heat transfer products	—	7,806	—	—	7,806
Total Revenues	$261,312	$117,385	$68,591	$—	$447,288

	Three Months Ended
	March 31, 2018
(In thousands)	Harsco Metals & Minerals Segment	Harsco Industrial Segment	Harsco Rail Segment	Corporate	Consolidated Totals
Primary Geographical Markets (a):
North America	$71,065	$78,858	$40,405	$39	$190,367
Western Europe	96,921	—	14,720	—	111,641
Latin America (b)	41,458	4,740	833	—	47,031
Asia-Pacific	36,221	—	3,720	—	39,941
Middle East and Africa	11,553	—	—	—	11,553
Eastern Europe	7,505	—	—	—	7,505
Total Revenues	$264,723	$83,598	$59,678	$39	$408,038
Key Product and Service Groups:
On-site services and material logistics, product quality improvement and resource recovery for iron, steel and metals manufacturing; value- added environmental solutions for industrial co-products; as well as aluminum dross and scrap processing systems	$264,723	$—	$—	$—	$264,723
Railway track maintenance services and equipment	—	—	59,678	—	59,678
Air-cooled heat exchangers	—	44,267	—	—	44,267
Industrial grating and fencing products	—	30,097	—	—	30,097
Heat transfer products	—	9,234	—	—	9,234
General Corporate	—	—	—	39	39
Total Revenues	$264,723	$83,598	$59,678	$39	$408,038

(a)	Revenues are attributed to individual countries based on the location of the facility generating the revenue.

(b)	Includes Mexico.

The Company may receive payments in advance of earning revenue, which are treated as Advances on contracts on the Condensed Consolidated Balance Sheets. The Company may recognize revenue in advance of being able to contractually invoice the customer, which is treated as Contract assets on the Condensed Consolidated Balance Sheets. Contract assets are transferred to Trade accounts receivable, net when right to payment becomes unconditional. Contract assets and Contract liabilities are reported as a net position, on a contract-by-contract basis, at the end of each reporting period. These instances are primarily related to the Harsco Rail Segment and air-cooled heat exchangers business of the Harsco Industrial Segment.

The Company had Contract assets totaling $17.5 million and $24.3 million at March 31, 2019 and December 31, 2018, respectively. The decrease is due principally to the transfer of contract assets to accounts receivable in excess of additional contract assets recognized during the three months ended March 31, 2019, primarily in the Harsco Rail Segment. The Company had Advances on contracts totaling $64.5 million and $69.0 million at March 31, 2019 and December 31, 2018, respectively. The decrease is due principally to the recognition of revenue on previously received advances on contracts in excess of receipts of new advances on contracts during the period and the impact of foreign currency translation during the three months ended March 31, 2019, primarily in the Harsco Rail Segment. During the three months ended March 31, 2019, the Company recognized $21.5 million of revenue related to amounts included in Advances on contracts at December 31, 2018.

At March 31, 2019, the Harsco Metals & Minerals Segment had remaining, fixed, unsatisfied performance obligations, where the expected contract duration exceeds one year totaling $136.7 million. Of this amount, $43.6 million is expected to be fulfilled by March 31, 2020, $35.4 million by March 31, 2021, $24.9 million by March 31, 2022, $22.9 million by
March 31, 2023 and the remainder thereafter. These amounts exclude any variable fees, fixed fees subject to indexation and any performance obligations expected to be satisfied within one year. The decrease from December 31, 2018 is primarily due to changes in foreign currency exchange rates.

At March 31, 2019, the Harsco Rail Segment had remaining, fixed, unsatisfied performance obligations, where the expected contract duration exceeds one year totaling $209.8 million. Of this amount, $94.3 million is expected to be fulfilled by March 31, 2020, $64.5 million by March 31, 2021, $36.7 million by March 31, 2022, $14.2 million by March 31, 2023 and the remainder thereafter. These amounts exclude any variable fees, fixed fees subject to indexation and any performance obligations expected to be satisfied within one year.

15.   Other Expenses, Net

The major components of this Condensed Consolidated Statements of Operations caption are as follows:

	Three Months Ended
	March 31
(In thousands)	2019	2018
Employee termination benefit costs	$2,598	$1,443
Other costs to exit activities	1,165	364
Impaired asset write-downs	214	9
Contingent consideration adjustments	369	—
Net gains	(2,271)	—
Other	(199)	6
Other expenses, net	$1,876	$1,822

16. Components of Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss is included in the Condensed Consolidated Statements of Equity. The components of Accumulated other comprehensive loss, net of the effect of income taxes, and activity for the three months ended
March 31, 2018 and 2019 was as follows:

	Components of Accumulated Other Comprehensive Income (Loss) - Net of Tax
(In thousands)	Cumulative Foreign Exchange Translation Adjustments		Effective Portion of Derivatives Designated as Hedging Instruments		Cumulative Unrecognized Actuarial Losses on Pension Obligations		Unrealized Gain (Loss) on Marketable Securities	Total
Balance at December 31, 2017	$(111,567)		$808		$(435,840)		$17	$(546,582)
Adoption of new accounting standard (a)	—		(1,520)		—		—	(1,520)
Other comprehensive income (loss) before reclassifications	12,501	(b)	2,768	(c)	(13,945)	(b)	(14)	1,310
Amounts reclassified from accumulated other comprehensive loss, net of tax	—		(91)		4,944		—	4,853
Total other comprehensive income (loss)	12,501		2,677		(9,001)		(14)	6,163
Other comprehensive income attributable to noncontrolling interests	(1,278)		—		—		—	(1,278)
Other comprehensive income (loss) attributable to Harsco Corporation	11,223		2,677		(9,001)		(14)	4,885
Balance at March 31, 2018	$(100,344)		$1,965		$(444,841)		$3	$(543,217)

	Components of Accumulated Other Comprehensive Income (Loss) - Net of Tax
(In thousands)	Cumulative Foreign Exchange Translation Adjustments		Effective Portion of Derivatives Designated as Hedging Instruments		Cumulative Unrecognized Actuarial Losses on Pension Obligations		Unrealized Gain (Loss) on Marketable Securities	Total
Balance at December 31, 2018	$(159,810)		$1,389		$(408,655)		$(31)	$(567,107)
Adoption of new accounting standard (c)	—		—		(21,429)	(d)	—	(21,429)
Other comprehensive income (loss) before reclassifications	11,725	(b)	(3,084)	(c)	(6,573)	(b)	15	2,083
Amounts reclassified from accumulated other comprehensive loss, net of tax	(2,271)		(63)		4,782		—	2,448
Total other comprehensive income (loss)	9,454		(3,147)		(1,791)		15	4,531
Other comprehensive income attributable to noncontrolling interests	(420)		—		—		—	(420)
Other comprehensive income (loss) attributable to Harsco Corporation	9,034		(3,147)		(1,791)		15	4,111
Balance at March 31, 2019	$(150,776)		$(1,758)		$(431,875)		$(16)	$(584,425)
(a) Represents the opening balance sheet adjustment to retained earnings related to the adoption of the revenue recognition standard adopted by the Company on January 1, 2018.

(b)	Principally foreign currency fluctuation.
(c) Net change from periodic revaluations.
(d) Represents the adoption of the new accounting standard on January 1, 2019 related to stranded tax effects from the Tax Act. See Note 2, Recently Adopted and Recently Issued Accounting Standards for more information.

Amounts reclassified from accumulated other comprehensive loss are as follows:

(In thousands)	Three Months Ended		Affected Caption in the Condensed Consolidated Statements of Operations
	March 31 2019	March 31 2018
Recognition of cumulative foreign currency translation adjustments:
Gain on substantial liquidation of subsidiary (e)	$(2,271)	$—	Other expenses, net
Amortization of cash flow hedging instruments:
Foreign currency exchange forward contracts	$(32)	$(212)	Product revenues
Cross-currency interest rate swaps	314	271	Interest expense
Interest rate swaps	(301)	—	Interest expense
Total before tax	(19)	59
Tax expense	(44)	(150)
Total reclassification of cash flow hedging instruments, net of tax	$(63)	$(91)
Amortization of defined benefit pension items (f):
Recognized losses	$5,058	$5,142	Defined benefit pension income (expense)
Recognized prior-service costs	66	(39)	Defined benefit pension income (expense)
Settlement/curtailment losses	—	166	Defined benefit pension income (expense)
Total before tax	5,124	5,269
Tax benefit	(342)	(325)
Total reclassification of defined benefit pension items, net of tax	$4,782	$4,944

(e)	No tax impact.

(f)	These accumulated other comprehensive loss components are included in the computation of net periodic pension costs. See Note 8, Employee Benefit Plans, for additional details.

17. Subsequent Events

On May 9, 2019 the Company announced two separate strategic transactions that accelerate the transformation of the Company’s portfolio of businesses into a leading provider of environmental solutions and aligns with the Company’s strategy to decrease the complexity of the Company’s business portfolio by focusing on less cyclical and higher-growth businesses.
The Company has entered into a definitive agreement to acquire CEHI Acquisition Corporation and Subsidiaries (“Clean Earth”), a leader in processing special waste and hazardous and non-hazardous waste, from Compass Diversified Holdings for approximately $625 million in cash, subject to post-closing adjustments. The transaction has been approved by the Company's Board of Directors ("Board") and is expected to close during the next few months, subject to customary closing conditions, including receipt of certain regulatory approvals. There are no material financial or other contingencies to close the transaction.
In addition, the Company has entered into a definitive agreement to sell the Harsco Industrial Air-X-Changers business to Chart Industries, Inc. for $592 million in cash, subject to post-closing adjustments. The transaction has been approved by the Company's Board and is expected to close during the next few months, subject to customary closing conditions, including receipt of certain regulatory approvals. There are no material financial or other contingencies to close the transaction.
The Company has received bank financing commitments for the purchase of Clean Earth and plans to pursue long-term, unsecured debt financing as well as the upsize and extension of the Company's revolving credit facility. The proceeds from the sale of the Harsco Industrial Air-X-Changers business will be used to reduce borrowings under the existing Senior Secured Credit Facility and support further investment in the core environmental solutions business and the Harsco Rail Segment.

ITEM 2.                 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements as well as the audited consolidated financial statements of Harsco Corporation (the "Company"), including the notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 which includes additional information about the Company’s critical accounting policies, contractual obligations, practices and the transactions that support the financial results, and provides a more comprehensive summary of the Company’s outlook, trends and strategies for 2019 and beyond.
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
Factors that could cause actual results to differ, perhaps materially, from those implied by forward-looking statements include, but are not limited to: (1) changes in the worldwide business environment in which the Company operates, including general economic conditions; (2) changes in currency exchange rates, interest rates, commodity and fuel costs and capital costs;(3) changes in the performance of equity and bond markets that could affect, among other things, the valuation of the assets in the Company's pension plans and the accounting for pension assets, liabilities and expenses; (4) changes in governmental laws and regulations, including environmental, occupational health and safety, tax and import tariff standards; (5) market and competitive changes, including pricing pressures, market demand and acceptance for new products, services and technologies; (6) the Company's inability or failure to protect its intellectual property rights from infringement in one or more of the many countries in which the Company operates; (7) failure to effectively prevent, detect or recover from breaches in the Company's cybersecurity infrastructure; (8) unforeseen business disruptions in one or more of the many countries in which the Company operates due to political instability, civil disobedience, armed hostilities, public health issues or other calamities; (9) disruptions associated with labor disputes and increased operating costs associated with union organization; (10) the seasonal nature of the Company's business; (11) the Company's ability to successfully enter into new contracts and complete new acquisitions or strategic ventures in the time-frame contemplated, or at all; (12) the integration of the Company's strategic acquisitions, including the acquisition of CEHI Acquisition Corporation and Subsidiaries ("Clean Earth"); (13) risks associated with the acquisition of Clean Earth and the sale of the Harsco Industrial Air-X-Changers business generally, such as the inability to obtain, or delays in obtaining, regulatory approval; (14) the occurrence of any event, change or other circumstances that could give rise to the termination of the definitive agreements entered into for the acquisition of Clean Earth and the sale of the Harsco Industrial Air-X-Changers business; (15) potential severe volatility in the capital markets and the impact on the cost of the Company to obtain debt financing as may be necessary to consummate the acquisition of Clean Earth; (16) failure to retain key management and employees of Clean Earth; (17) the amount and timing of repurchases of the Company's common stock, if any; (18) the outcome of any disputes with customers, contractors and subcontractors; (19) the financial condition of the Company's customers, including the ability of customers (especially those that may be highly leveraged and those with inadequate liquidity) to maintain their credit availability; (20) implementation of environmental remediation matters; (21) risk and uncertainty associated with intangible assets; and (22) other risk factors listed from time to time in the Company's SEC reports. A further discussion of these, along with other potential risk factors, can be found in Part I, Item 1A, "Risk Factors," of the Company's Annual Report on Form 10-K for the year ended December 31, 2018 and Part II, Item 1A, Risk Factors herein. The Company cautions that these factors may not be exhaustive and that many of these factors are beyond the Company's ability to control or predict. Accordingly, forward-looking statements should not be relied upon as a prediction of actual results. The Company undertakes no duty to update forward-looking statements except as may be required by law.

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

Highlights from the first quarter 2019 included (refer to the discussion of segment and consolidated results included within Results of Operations below, as well as Liquidity and Capital Resources, for additional information pertaining to the key drivers impacting these highlights):

•
Revenues for the first quarter of 2019 increased approximately 10% compared with the first quarter of 2018. The primary drivers for this increase were strong demand in the Harsco Industrial Segment's air-cooled heat exchangers business and increased maintenance of way equipment sales in the Harsco Rail Segment.

•
Operating income from continuing operations for the first quarter of 2019 increased approximately 5% compared with the first quarter of 2018. The primary driver for this increase was improved operating results in the Harsco Industrial and Harsco Rail Segments. These improvements were partially offset by modestly lower operating results in the Harsco Metals & Minerals Segment primarily due to increased selling, general and administrative costs to support the Company's strategic growth initiatives and the impact of foreign currency translation. Additionally, Corporate costs increased during the first quarter of 2019 compared to the same period in prior year to support the Company's strategic initiatives such as the acquisition of Clean Earth, a leader in processing special waste and hazardous and non-hazardous waste, and the sale of the Harsco Industrial Air-X-Changers business as announced on May 9, 2019. See Note 17, Subsequent Events, in Part I, Item 1, “Financial Statements,” for additional information.

•
Diluted earnings per common share from continuing operations attributable to Harsco Corporation for the first quarter of 2019 were $0.26, an increase of approximately 18% compared with the first quarter of 2018. The primary drivers for the increase were improved operating results and a decrease in income tax expense. As anticipated, these factors were partially offset by increased defined benefit pension expense.

•
Cash flows from operating activities for the first quarter of 2019 were $14.8 million, an increase of $23.1 million compared with the first quarter of 2018. The primary driver for this increase was a favorable change in working capital.

Looking forward, the Company maintains a positive outlook across all businesses. The Company’s view for the remainder of 2019 and beyond is supported by the below factors, which should be considered in the context of other risks, trends and strategies in the Company's Annual Report on Form 10-K for the year ended December 31, 2018:

•
Customers served by the Harsco Metals & Minerals Segment have benefited from recent improvements in global steel production. For 2019, (i) global growth in steel production and consumption are expected to increase demand for mill services; (ii) new site (contract) contributions are expected to outpace site exits; and (iii) continued operational savings are expected to improve operating results compared to 2018. Additionally, revenues for 2019 will be positively impacted by demand for aluminum dross and scrap processing systems and the inclusion of a full year of results for Altek.

•
The Harsco Industrial Segment’s air-cooled heat exchangers business continues to be positively impacted by fundamental improvements within energy markets. Bookings for this business have increased significantly over the past year. For 2019, (i) the air-cooled heat exchangers business continues to maintain a robust backlog, (ii) improved demand is anticipated across this Segment's product offerings as the result of increased capital spending in end markets; and (iii) new product offerings are expected to positively impact operating results.

•
The Harsco Rail Segment has experienced continued improvement in demand for maintenance of way equipment from North American railroads following a period of decreased demand in recent years. Harsco Rail has also benefited from continued growth, market penetration and investment in foreign markets to increase international equipment sales as well as after-market parts and Protran Technology. As a result, this Segment began 2019 with strong backlog. Additionally, the Harsco Rail Segment has undertaken a number of strategic actions over the past two years to improve manufacturing processes. As previously disclosed, the Company began to consolidate and centralize North American manufacturing and distribution into one facility, allowing for improved efficiency and better service to customers. The capital investment to complete this program and other expenditures will continue through 2019. The annualized savings anticipated from this latest action are approximately $7 million, with a portion of these benefits expected to materialize in the second-half of 2019. The net impact of such costs and savings will not have a significant impact on 2019 operating results.

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

Results of Operations

Segment Results

	Three Months Ended
	March 31
(In millions, except percentages)	2019	2018
Revenues:
Harsco Metals & Minerals	$261.3	$264.7
Harsco Industrial	117.4	83.6
Harsco Rail	68.6	59.7
Total Revenues	$447.3	$408.0
Operating Income (Loss):
Harsco Metals & Minerals	$24.5	$27.7
Harsco Industrial	17.0	12.4
Harsco Rail	5.4	2.0
Corporate	(8.7)	(5.6)
Total Operating Income:	$38.2	$36.5
Operating Margins:
Harsco Metals & Minerals	9.4%	10.5%
Harsco Industrial	14.5	14.9
Harsco Rail	7.9	3.3
	8.6%	9.0%

Harsco Metals & Minerals Segment:

March 31, 2019
Significant Effects on Revenues (In millions)	Three Months Ended
Revenues — 2018	$264.7
Impact of foreign currency translation.	(16.2)
Net effects of price/volume changes, primarily attributable to volume changes.	8.9
Effect of Altek acquisition.	4.4
Net impact of new and lost contracts.	(0.8)
Other.	0.3
Revenues — 2019	$261.3

Factors Positively Affecting Operating Income:

•
Overall, steel production by customers under services contracts, including the impact of new and exited contracts increased modestly for the first quarter of 2019 compared with the same period in the prior year.

•
Operating income was positively affected by a $2.3 million gain during the first quarter of 2019 related to the recognition of a foreign currency cumulative translation adjustment resulting from the substantial liquidation of a subsidiary.

Factors Negatively Impacting Operating Income:

•
Operating results for the first quarter of 2019 were negatively impacted by decreased profitability in the Company's nickel-related sites partially due to decreased nickel prices. Nickel prices decreased 13% for the first quarter of 2019 compared with the same period in prior year.

•	Higher operating costs in the industrial abrasives and roofing granules business.

•
Operating results for the first quarter of 2019 were also negatively impacted by costs associated with the continued integration and scaling of the aluminum dross and scrap processing systems business acquired during 2018 including increased amortization expenses associated with intangible assets recognized as part of the acquisition.

•	Higher selling, general and administrative costs due to higher compensation expense to support and execute the Company's growth strategies.

•	Foreign currency translation decreased operating income by $1.6 million for the first quarter of 2019 compared with the same period in prior year.

Harsco Industrial Segment:

March 31, 2019
Significant Effects on Revenues (In millions)	Three Months Ended
Revenues — 2018	$83.6
Net effects of price/volume changes, primarily attributable to volume changes.	34.0
Impact of foreign currency translation.	(0.2)
Revenues — 2019	$117.4

Factors Positively Affecting Operating Income:

•	Higher overall volumes in the air-cooled heat exchanger business resulting in increased operating income during the first quarter of 2019 compared with the same period in prior year.

•	A favorable sales mix and increased demand led to increased operating income in the industrial grating businesses.

Factors Negatively Impacting Operating Income:

•
Higher selling, general and administrative costs for the first quarter of 2019 resulting primarily from increased external sales commissions due to increased volumes in the air-cooled heat exchanger business.

Harsco Rail Segment:

March 31, 2019
Significant Effects on Revenues (In millions)	Three Months Ended
Revenues — 2018	$59.7
Net effect of price/volume changes, primarily attributable to volume changes.	10.4
Impact of foreign currency translation.	(1.5)
Revenues — 2019	$68.6

Factors Positively Affecting Operating Income:

•	Improving demand for machine sales increased operating income during the first quarter of 2019 compared with the same period in the prior year.

•	A favorable mix and increased demand for after-market part sales increased operating income during the first quarter of 2019 compared with the same period in the prior year.

•
Results for the first quarter of 2018 included an additional forward contract loss provision related to the Company's first of two contracts with the federal railway system of Switzerland of $1.8 million resulting from incurring actual costs to complete in excess of originally estimated costs.

Factors Negatively Impacting Operating Income:

•	Lower contract service volumes decreased operating income in the first quarter of 2019 compared with the same period in prior.

•	Increased selling, general and administrative expenses for the first quarter of 2019 primarily related to higher compensation expense to support and execute the Company's growth strategy.

•
Operating income was negatively impacted by $2.6 million of costs associated with the initiative to improve manufacturing efficiency, including the recently announced consolidation of U.S. manufacturing and distribution into one facility.

Consolidated Results

	March 31
	Three Months Ended
(In millions, except per share amounts)	2019	2018
Total revenues	$447.3	$408.0
Cost of services and products sold	338.9	311.4
Selling, general and administrative expenses	67.0	57.1
Research and development expenses	1.3	1.2
Other expenses, net	1.9	1.8
Operating income from continuing operations	38.2	36.5
Interest income	0.5	0.5
Interest expense	(9.7)	(9.6)
Defined benefit pension income (expense)	(1.3)	0.8
Income tax expense	(4.9)	(8.3)
Income from continuing operations	22.9	20.0
Loss from discontinued operations	(0.3)	(0.5)
Net income	22.5	19.6
Total other comprehensive income	4.5	6.2
Total comprehensive income	27.1	25.7
Diluted earnings per common share from continuing operations attributable to Harsco Corporation common stockholders	0.26	0.22
Effective income tax rate for continuing operations	17.5%	29.2%

Comparative Analysis of Consolidated Results

Revenues
Revenues for the first quarter of 2019 increased $39.3 million or 9.6% from the first quarter of 2018. Foreign currency translation decreased revenues by approximately $18 million for the first quarter of 2019 compared with the same period in the prior year. Refer to the discussion of segment results above for information pertaining to factors positively affecting and negatively impacting revenues.

Cost of Services and Products Sold
Cost of services and products sold for the first quarter of 2019 increased $27.5 million or 8.8% from the first quarter of 2018. The changes in cost of services and products sold was attributable to the following significant items:

March 31, 2019
(In millions)	Three Months Ended
Increased costs due to changes in revenues (exclusive of the effects of foreign currency translation and including fluctuations in commodity costs included in selling prices).	$42.7
Impact of foreign currency translation.	(14.6)
Other.	(0.6)
Total change in cost of services and products sold — 2019 vs. 2018	$27.5

Selling, General and Administrative Expenses
Selling, general and administrative expenses for the first quarter of 2019 increased $9.9 million or 17.4% from the first quarter of 2018. This increase was primarily related to higher compensation expense and professional fees needed to support personnel investment and execute the Company's growth strategy; the inclusion of selling, general and administrative expenses associated with the Altek acquisition which occurred in May 2018; and increased external sales commissions primarily in the Company's air-cooled heat exchange business; partially offset by the impact of foreign currency translation.

Other Expenses, Net
The major components of this Condensed Consolidated Statements of Operations caption are as follows:

	Three Months Ended
	March 31
(In thousands)	2019	2018
Employee termination benefit costs	$2,598	$1,443
Other costs to exit activities	1,165	364
Impaired asset write-downs	214	9
Contingent consideration adjustments	369	—
Net gains	(2,271)	—
Other	(199)	6
Other expenses, net	$1,876	$1,822

Interest Expense
Interest expense during the first quarter of 2019 increased $0.2 million compared with the first quarter of 2018. The increase primarily relates to modestly higher borrowings under the Company's Senior Secured Credit Facility.

Defined Benefit Pension Income (Expense)
Defined benefit pension expense for the first quarter of 2019 was $1.3 million, compared with defined benefit pension income of $0.8 million for the first quarter of 2018. The change is primarily the result of lower plan assets at December 31, 2018.

Income Tax Expense
Income tax expense related to continuing operations for the first quarter of 2019 was $4.9 million, compared with $8.3 million for the first quarter of 2018. Income tax expense decreased primarily due to the income tax benefit recognized for stock-based compensation which vested during the first quarter of 2019.

Income from Continuing Operations
Income from continuing operations was $22.9 million in the first quarter of 2019, compared with $20.0 million in the first quarter of 2018. The primary driver for these increases was improved operating results in the Harsco Industrial and Harsco Rail Segments; and a decrease in income tax expense; partially offset by increased defined benefit pension expense.

Total Other Comprehensive Income
Total other comprehensive income was $4.5 million in the first quarter of 2019, compared with total other comprehensive income of $6.2 million in the first quarter of 2018. The primary drivers of this decrease were unrealized cash flow hedge losses for the three months ended March 31, 2019 compared to unrealized cash flow hedge gains for the same period in the prior year, partially offset by the net favorable impact of foreign currency translation due to the weakinging of the U.S. dollar against certain currencies during the first three months of 2019 including foreign currency translation of cumulative unrecognized actuarial losses on the Company's pension obligations.

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

The Company’s cash flows from operating, investing and financing activities, as reflected in the Condensed Consolidated Statements of Cash Flows, are summarized in the following table:

	Three Months Ended
	March 31
(In millions)	2019	2018
Net cash provided (used) by:
Operating activities	$14.8	$(8.2)
Investing activities	(38.6)	(30.3)
Financing activities	44.4	39.2
Effect of exchange rate changes on cash and cash equivalents, including restricted cash	—	0.7
Net change in cash and cash equivalents, including restricted cash	$20.5	$1.3

Net cash provided (used) by operating activities — Net cash provided by operating activities in the first three months of 2019 was $14.8 million, an increase of $23.1 million from net cash used by operating activities in the first three months of 2018.  The increase is primarily attributable to customer receipts in the Harsco Rail Segment and lower accrued compensation payments compared to the same period prior year.

Net cash used by investing activities — Net cash used by investing activities in the first three months of 2019 was $38.6 million, an increase of $8.3 million from the net cash used by investing activities in the first three months of 2018.  The increase was primarily due to the increase in capital expenditures, primarily in the Company's Harsco Metals & Minerals Segment in the first three months of 2019, compared with the first three months of 2018.

Net cash provided by financing activities — Net cash provided by financing activities in the first three months of 2019 was $44.4 million, an increase of $5.2 million from net cash provided by financing activities in the first three months of 2018.  The change was primarily due to net cash borrowings of $51.7 million in the first three months of 2019 compared with net cash borrowings of $39.4 million in the three months of 2018; partially offset by the payment of employee taxes related to stock-based compensation vesting.

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

Summary of Senior Secured Credit Facility Borrowings: (In millions)	March 31 2019	December 31 2018
By type:
Revolving Credit Facility	$119.0	$62.0
Term Loan Facility	540.4	541.8
Total	$659.4	$603.8
By classification:
Current	$5.4	$5.4
Long-term	654.0	598.3
Total	$659.4	$603.8

	March 31, 2019
(In millions)	Facility Limit	Outstanding Balance	Outstanding Letters of Credit	Available Credit
Multi-year revolving credit facility	$500.0	$119.0	$30.4	$350.6

Debt Covenants
The Senior Secured Credit Facility contains a consolidated net debt to consolidated adjusted earnings before interest, tax depreciation and amortization ("EBITDA") ratio covenant, which is not to exceed 3.50 to 1.0, and a minimum consolidated adjusted EBITDA to consolidated interest charges ratio covenant, which is not to be less than 3.0 to 1.0.  At
March 31, 2019, the Company was in compliance with these covenants, as the total net leverage ratio was 1.8 to 1.0 and total interest coverage ratio was 8.6 to 1.0. Based on balances and covenants in effect at March 31, 2019, the Company could increase net debt by $558.8 million, and still be in compliance with these debt covenants. Alternatively, keeping all other factors constant, the Company's adjusted EBITDA could decrease by $159.7 million and the Company would still be within these debt covenants. The Company expects to continue to be in compliance with these debt covenants for at least the next twelve months.

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

At March 31, 2019, the Company's consolidated cash and cash equivalents included $84.1 million held by non-U.S. subsidiaries. At March 31, 2019, approximately 1% of the Company's consolidated cash and cash equivalents had regulatory restrictions that would preclude the transfer of funds with and among subsidiaries. Non-U.S. subsidiaries also held $25.6 million of cash and cash equivalents in consolidated strategic ventures. The strategic venture agreements may require strategic venture partner approval to transfer funds with and among subsidiaries. While the Company's remaining non-U.S. cash and cash equivalents can be transferred with and among subsidiaries, the majority of these non-U.S. cash balances will be used to support the ongoing working capital needs and continued growth of the Company's non-U.S. operations.

Recently Adopted and Recently Issued Accounting Standards

Information on recently adopted and recently issued accounting standards is included in Note 2, Recently Adopted and Recently Issued Accounting Standards, in Part I, Item 1, Financial Statements.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risks have not changed significantly from those disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

ITEM 4.        CONTROLS AND PROCEDURES

The Company adopted changes issued by the Financial Accounting Standards Board related to accounting for leases, which required the implementation of new accounting processes, which changed the Company's internal controls over lease accounting. The Company has completed the design of these controls and they have been implemented as of March 31, 2019. Other than these changes, there have been no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting during the first quarter of 2019.

Based on the evaluation required by Securities Exchange Act Rules 13a-15(b) and 15d-15(b), the Company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of disclosure controls and procedures, as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e), at March 31, 2019.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective at March 31, 2019.

PART II — OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS
Information on legal proceedings is included in Note 10, Commitments and Contingencies, in Part I, Item 1, Financial Statements.

ITEM 1A.     RISK FACTORS
The Company's risk factors as of March 31, 2019 have not changed materially from those described in Part 1, Item 1A, “Risk Factors,” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 2, 2018, the Company announced that the Board of Directors adopted a share repurchase program authorizing the Company to repurchase up to $75,000,000 of outstanding shares of the Company’s common stock through April 24, 2021. The Company did not purchase any shares of common stock under this program during the quarter ended March 31, 2019. The approximate dollar value of shares that may yet be purchased under the share repurchase program is $44,989,369. When and if appropriate, repurchases are made in open market transactions, depending on market conditions. Share repurchases may not occur and may be discontinued at any time.

ITEM 6.        EXHIBITS

The following exhibits are included as part of this report by reference:

Exhibit Number	Description
10.1	Form of RSU Award Agreement (for awards granted on or after March 6, 2019).
10.2	Form of PSU Award Agreement (for awards granted on or after March 6, 2019).
10.3	Form of SAR Award Agreement (for awards granted on or after March 6, 2019).
31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chairman, President and Chief Executive Officer).
31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).
32	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chairman, President and Chief Executive Officer and Chief Financial Officer).
101.Def	Definition Linkbase Document
101.Pre	Presentation Linkbase Document
101.Lab	Labels Linkbase Document
101.Cal	Calculation Linkbase Document
101.Sch	Schema Document
101.Ins	Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HARSCO CORPORATION
(Registrant)

DATE	May 9, 2019	/s/ PETER F. MINAN
Peter F. Minan
Senior Vice President and Chief Financial Officer
(On behalf of the registrant and as Principal Financial Officer)

DATE	May 9, 2019	/s/ SAMUEL C. FENICE
Samuel C. Fenice
Vice President and Corporate Controller
(Principal Accounting Officer)