Form 10-Q
period 2020-03-31
HARSCO CORP
filed 2020-05-08
CIK 45876

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2020
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐  NO ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2020
Common stock, par value $1.25 per share	78,884,749

HARSCO CORPORATION
FORM 10-Q

PART I — FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

HARSCO CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands)	March 31 2020	December 31 2019
ASSETS
Current assets:
Cash and cash equivalents	$66,488	$57,259
Restricted cash	2,300	2,473
Trade accounts receivable, net	320,710	309,990
Other receivables	18,685	21,265
Inventories	167,890	156,991
Current portion of contract assets	50,499	31,166
Current portion of assets held-for-sale	540	22,093
Other current assets	53,668	51,575
Total current assets	680,780	652,812
Property, plant and equipment, net	533,349	561,786
Right-of-use assets, net	50,491	52,065
Goodwill	727,882	738,369
Intangible assets, net	294,720	299,082
Deferred income tax assets	9,476	14,288
Assets held-for-sale	—	32,029
Other assets	50,472	17,036
Total assets	$2,347,170	$2,367,467
LIABILITIES
Current liabilities:
Short-term borrowings	$4,820	$3,647
Current maturities of long-term debt	2,758	2,666
Accounts payable	181,760	176,755
Accrued compensation	33,492	37,992
Income taxes payable	15,956	18,692
Insurance liabilities	9,844	10,140
Current portion of advances on contracts	47,822	53,906
Current portion of operating lease liabilities	12,421	12,544
Current portion of liabilities of assets held-for-sale	—	11,344
Other current liabilities	141,877	137,208
Total current liabilities	450,750	464,894
Long-term debt	789,619	775,498
Insurance liabilities	17,019	18,515
Retirement plan liabilities	164,499	189,954
Advances on contracts	53,775	6,408
Operating lease liabilities	35,561	36,974
Liabilities of assets held-for-sale	—	12,152
Other liabilities	77,077	73,413
Total liabilities	1,588,300	1,577,808
COMMITMENTS AND CONTINGENCIES

(In thousands)	March 31 2020	December 31 2019
HARSCO CORPORATION STOCKHOLDERS’ EQUITY
Preferred stock	—	—
Common stock	144,219	143,400
Additional paid-in capital	201,856	200,595
Accumulated other comprehensive loss	(616,476)	(587,622)
Retained earnings	1,824,241	1,824,100
Treasury stock	(842,987)	(838,893)
Total Harsco Corporation stockholders’ equity	710,853	741,580
Noncontrolling interests	48,017	48,079
Total equity	758,870	789,659
Total liabilities and equity	$2,347,170	$2,367,467

See accompanying notes to unaudited condensed consolidated financial statements.

HARSCO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended
	March 31
(In thousands, except per share amounts)	2020	2019
Revenues from continuing operations:
Service revenues	$291,339	$229,520
Product revenues	107,502	100,382
Total revenues	398,841	329,902
Costs and expenses from continuing operations:
Cost of services sold	236,319	181,871
Cost of products sold	80,149	69,309
Selling, general and administrative expenses	72,499	56,406
Research and development expenses	1,260	749
Other expenses, net	5,733	1,743
Total costs and expenses	395,960	310,078
Operating income from continuing operations	2,881	19,824
Interest income	193	533
Interest expense	(12,649)	(5,507)
Unused debt commitment and amendment fees	(488)	—
Defined benefit pension income (expense)	1,589	(1,338)
Income (loss) from continuing operations before income taxes and equity income	(8,474)	13,512
Income tax benefit (expense)	682	(1,219)
Equity income of unconsolidated entities, net	96	21
Income (loss) from continuing operations	(7,696)	12,314
Discontinued operations:
Gain on sale of discontinued business	18,462	—
Income (loss) from discontinued businesses	(225)	13,750
Income tax expense related to discontinued businesses	(9,314)	(3,527)
Income from discontinued operations	8,923	10,223
Net income	1,227	22,537
Less: Net income attributable to noncontrolling interests	(1,086)	(1,840)
Net income attributable to Harsco Corporation	$141	$20,697
Amounts attributable to Harsco Corporation common stockholders:
Income (loss) from continuing operations, net of tax	$(8,782)	$10,474
Income from discontinued operations, net of tax	8,923	10,223
Net income attributable to Harsco Corporation common stockholders	$141	$20,697
Weighted-average shares of common stock outstanding	78,761	79,907
Basic earnings (loss) per common share attributable to Harsco Corporation common stockholders:
Continuing operations	$(0.11)	$0.13
Discontinued operations	0.11	0.13
Basic earnings (loss) per share attributable to Harsco Corporation common stockholders	$—	$0.26
Diluted weighted-average shares of common stock outstanding	78,761	81,653
Diluted earnings (loss) per common share attributable to Harsco Corporation common stockholders:
Continuing operations	$(0.11)	$0.13
Discontinued operations	0.11	0.13
Diluted earnings (loss) per share attributable to Harsco Corporation common stockholders	$—	$0.25	(a)

(a)	Does not total due to rounding

See accompanying notes to unaudited condensed consolidated financial statements.

HARSCO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

	Three Months Ended
	March 31
(In thousands)	2020	2019
Net income	$1,227	$22,537
Other comprehensive income (loss):
Foreign currency translation adjustments, net of deferred income taxes of $(4,082) and $1,131 in 2020 and 2019, respectively	(58,566)	9,454
Net loss on cash flow hedging instruments, net of deferred income taxes of $517 and $945 in 2020 and 2019, respectively	(1,687)	(3,147)
Pension liability adjustments, net of deferred income taxes of $(1,710) and $(342) in 2020 and 2019, respectively	30,269	(1,791)
Unrealized gain (loss) on marketable securities, net of deferred income taxes of $8 and $(5) in 2020 and 2019, respectively	(18)	15
Total other comprehensive income (loss)	(30,002)	4,531
Total comprehensive income (loss)	(28,775)	27,068
Less: Comprehensive (income) loss attributable to noncontrolling interests	61	(2,260)
Comprehensive income (loss) attributable to Harsco Corporation	$(28,714)	$24,808

See accompanying notes to unaudited condensed consolidated financial statements.

HARSCO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
	March 31
(In thousands)	2020	2019
Cash flows from operating activities:
Net income	$1,227	$22,537
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation	29,933	30,204
Amortization	6,557	3,045
Deferred income tax expense	4,412	595
Equity income of unconsolidated entities, net	(96)	(21)
Gain on sale from discontinued business	(18,462)	—
Other, net	(2,007)	(279)
Changes in assets and liabilities:
Accounts receivable	(22,050)	(3,270)
Inventories	(16,412)	(14,448)
Contract assets	(20,311)	6,770
Right-of-use assets	3,429	3,895
Accounts payable	12,308	3,099
Accrued interest payable	(9,891)	89
Accrued compensation	(2,752)	(19,924)
Advances on contracts	40,464	(3,406)
Operating lease liabilities	(3,358)	(3,913)
Retirement plan liabilities, net	(15,534)	(9,403)
Income taxes payable - Gain on sale of discontinued businesses	3,843	—
Other assets and liabilities	(2,836)	(732)
Net cash provided (used) by operating activities	(11,536)	14,838
Cash flows from investing activities:
Purchases of property, plant and equipment	(27,894)	(36,407)
Purchases of businesses, net of cash acquired	(4,157)	680
Proceeds from sale of business, net	37,219	—
Proceeds from sales of assets	2,185	1,177
Expenditures for intangible assets	(58)	—
Net proceeds (payments) from settlement of foreign currency forward exchange contracts	11,327	(4,091)
Net cash provided (used) by investing activities	18,622	(38,641)
Cash flows from financing activities:
Short-term borrowings, net	3,697	(3,578)
Current maturities and long-term debt:
Additions	52,875	56,998
Reductions	(38,709)	(1,700)
Sale of noncontrolling interests	—	876
Stock-based compensation - Employee taxes paid	(3,437)	(8,237)
Deferred financing costs	(1,632)	—
Net cash provided by financing activities	12,794	44,359
Effect of exchange rate changes on cash and cash equivalents, including restricted cash	(10,824)	(17)
Net increase in cash and cash equivalents, including restricted cash	9,056	20,539
Cash and cash equivalents, including restricted cash, at beginning of period	59,732	67,146
Cash and cash equivalents, including restricted cash, at end of period	$68,788	$87,685
Supplementary cash flow information:
Change in accrual for purchases of property, plant and equipment included in accounts payable	$(281)	$6,473

See accompanying notes to unaudited condensed consolidated financial statements.

HARSCO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (Unaudited)

	Harsco Corporation Stockholders’ Equity
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests
(In thousands, except share amounts)	Issued	Treasury					Total
Balances, December 31, 2018	$141,842	$(795,821)	$190,597	$1,298,752	$(567,107)	$45,113	$313,376
Adoption of new accounting standards				21,429	(21,429)		—
Net income				20,697		1,840	22,537
Total other comprehensive income, net of deferred income taxes of $1,729					4,111	420	4,531
Sale of subsidiary shares to noncontrolling interest						876	876
Stock appreciation rights exercised, net 927 shares	2	(8)	(2)				(8)
Vesting of restricted stock units and other stock grants, net 94,229 shares	198	(1,456)	(198)				(1,456)
Vesting of performance share units, net 529,213 shares	1,136	(8,235)	(1,149)				(8,248)
Amortization of unearned portion of stock-based compensation, net of forfeitures			3,664				3,664
Balances, March 31, 2019	$143,178	$(805,520)	$192,912	$1,340,878	$(584,425)	$48,249	$335,272

	Harsco Corporation Stockholders’ Equity
(In thousands)	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests
	Issued	Treasury					Total
Balances, December 31, 2019	$143,400	$(838,893)	$200,595	$1,824,100	$(587,622)	$48,079	$789,659
Net income				141		1,086	1,227
Total other comprehensive loss, net of deferred income taxes of $(5,267)					(28,854)	(1,148)	(30,002)
Vesting of restricted stock units and other stock grants, net 104,840 shares	230	(889)	(230)				(889)
Vesting of performance share units, net 265,151 shares	589	(3,205)	(589)				(3,205)
Amortization of unearned portion of stock-based compensation, net of forfeitures			2,080				2,080
Balances, March 31, 2020	$144,219	$(842,987)	$201,856	$1,824,241	$(616,476)	$48,017	$758,870

See accompanying notes to unaudited condensed consolidated financial statements.

HARSCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.     Basis of Presentation

Harsco Corporation (the "Company") has prepared these unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the U.S. ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (the "SEC"). Accordingly, the unaudited condensed consolidated financial statements do not include all information and disclosure required by U.S. GAAP for annual financial statements. The December 31, 2019 Condensed Consolidated Balance Sheet information contained in this Quarterly Report on Form 10-Q was derived from the 2019 audited consolidated financial statements.  The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements, including the notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. In the opinion of management, all adjustments (all of which are of a normal recurring nature) that are necessary for a fair statement are reflected in the unaudited condensed consolidated financial statements.

Discontinued Operations
In January 2020 the Company sold Harsco Industrial IKG ("IKG") and together with the 2019 sales of Harsco Industrial Air-X-Changers ("AXC") and Harsco Industrial Patterson-Kelly ("PK"), this completes the divestiture of the former Harsco Industrial Segment originally announced in May 2019. These disposals represent a strategic shift and accelerated the transformation of the Company's portfolio of businesses into a leading provider of environmental solutions and services. As a result of these disposals (i) the carrying value of the remaining assets and liabilities of the Harsco Industrial Segment have been classified as Assets held-for-sale and Liabilities of assets held-for-sale on the Company's Condensed Consolidated Balance Sheets; (ii) the operating results of the Harsco Industrial Segment, costs directly related to the disposals, an allocation of interest expense associated with mandatory debt repayments required as a result of the disposals and the write-off of deferred financing costs resulting from the mandatory repayment have been reflected in the Company's Condensed Consolidated Statements of Operations as discontinued operations for all periods presented; and (iii) all disclosures have been updated to reflect these changes. See Note 3, Acquisitions and Dispositions, for additional information.

Reclassifications
Certain reclassifications have been made to prior year amounts to conform with current year classifications.

2.     Recently Adopted and Recently Issued Accounting Standards

The following accounting standards have been adopted in 2020:

On January 1, 2020 the Company adopted changes issued by the Financial Accounting Standards Boards ("FASB") which updated the impairment model by requiring entities to use a forward-looking approach based on expected losses rather than incurred losses to estimate credit losses on certain types of financial instruments, including trade receivables. Provisions for receivables will be recorded as Allowance for expected credit losses, replacing the previously utilized Allowance for doubtful accounts. In addition, these changes required certain expanded disclosures. Other than changes in disclosure, these changes did not have a material impact on the Company's condensed consolidated financial statements as the calculation of expected credit losses did not yield results that were materially different from the methodology previously utilized by the Company. See Note 4, Accounts Receivable and Note Receivable for additional information.

On January 1, 2020 the Company adopted changes issued by FASB that removed the second step of the annual goodwill impairment test, which requires a hypothetical purchase price allocation. The changes provide that the amount of goodwill impairment will be equal to the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. All other goodwill impairment guidance remains largely unchanged. The same one-step impairment test will be applied to goodwill at all reporting units, even those with zero or negative carrying amounts. Entities will be required to disclose the amount of goodwill at reporting units with zero or negative carrying amounts. These changes did not have a material impact on the Company's condensed consolidated financial statements.

On January 1, 2020 the Company adopted changes issued by FASB which modified the disclosure requirements for fair value measurements. The amendments in this update remove the requirement to disclose the amount of, and reasons for, transfers between Level 1 and Level 2 of the fair value hierarchy; the policy for timing of transfers between levels and the valuation processes for Level 3 fair value measurements. The changes require disclosure of changes in unrealized gains and losses for the period included in other comprehensive income (loss) for recurring Level 3 fair value measurements held at the end of the reporting period and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. Other than required expanded disclosures, the adoption of these changes did not have a material impact on the Company's condensed consolidated financial statements.
The following accounting standards have been issued and become effective for the Company at a future date:
In December 2019 the FASB issued changes which are intended to reduce complexity and simplify the accounting for income taxes in accordance with U.S. GAAP by removing certain exceptions related to investments, intraperiod allocations and interim calculations and clarifying existing guidance to improve consistent application. The changes become effective for the Company on January 1, 2021 with early adoption permitted. Management is currently evaluating the impact of these changes on its condensed consolidated financial statements.

In March 2020 the FASB issued changes that provides companies with optional guidance to ease the potential accounting burden associated with transitioning from reference rates that are expected to be discontinued. In response to the concerns about risks of interbank offered rates (IBORs) and, particularly, the risk of cessation of the London Interbank Offered Rate ("LIBOR"), regulators in several jurisdictions around the world have undertaken reference rate reform initiatives to identify alternative reference rates that are more observable or transaction based and less susceptible to manipulation. The changes provide optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The changes can be adopted no later than December 31, 2022 with early adoption permitted. Management does not believe these changes will have a material impact on its condensed consolidated financial statements.

3. Acquisitions and Dispositions

Clean Earth
On June 28, 2019 the Company acquired 100% of the outstanding stock of CEHI Acquisition Corporation and Subsidiaries ("Clean Earth"), one of the largest U.S. providers of specialty waste processing and beneficial reuse solutions for hazardous wastes, contaminated materials and dredged volumes, for an enterprise valuation of approximately $625 million on a cash free, debt free basis, subject to normal working capital adjustments. The Company transferred approximately $628 million of cash consideration and agreed to reimburse the sellers for any usage of assumed net operating losses in a post-closing period for up to five years, the present value of which is estimated at approximately $8 million.

The fair value recorded for the assets acquired and liabilities assumed for Clean Earth is as follows:

	Preliminary Valuation
(In millions)	June 28, 2019	Measurement Period Adjustments (a)	March 31 2020
Cash and cash equivalents (b)	$42.8	$(39.2)	$3.6
Trade accounts receivable, net	63.7	(1.2)	62.5
Other receivables	0.8	1.3	2.1
Other current assets	8.7	(1.4)	7.3
Property, plant and equipment	75.6	1.6	77.2
Right-of-use assets	14.4	11.4	25.8
Goodwill	313.8	16.3	330.1
Intangible assets	261.1	(18.9)	242.2
Other assets	4.0	(2.8)	1.2
Accounts payable	(23.0)	(0.1)	(23.1)
Acquisition consideration payable (b)	(39.2)	39.2	—
Other current liabilities	(18.0)	(1.7)	(19.7)
Net deferred taxes liabilities	(51.2)	5.8	(45.4)
Operating lease liabilities	(11.1)	(8.4)	(19.5)
Other liabilities	(6.5)	(2.1)	(8.6)
Total identifiable net assets of Clean Earth	$635.9	$(0.2)	$635.7

(a)	The measurement period adjustments did not have a material impact on the Company's previously reported operating results.

(b)	Acquisition consideration payable represents a portion of the cash consideration not paid out until July 2019.

The goodwill is attributable to strategic benefits, including enhanced operational and financial scale, as well as product and market diversification that the Company expects to realize. The Company expects $16.3 million of goodwill to be deductible for income tax purposes through 2033.

The following table details the preliminary valuation of identifiable intangible assets and amortization periods for Clean Earth:

		Preliminary Valuation
(Dollars in millions)	Weighted-Average Amortization Period	Preliminary Valuation June 28, 2019	Measurement Period Adjustments (c)	March 31 2020
Permits	18 years	$176.1	$(6.0)	$170.1
Customer relationships	8 years	33.4	(12.9)	20.5
Air rights	Usage based (d)	25.6	—	25.6
Trade names	12 years	26.0	—	26.0
Total identifiable intangible assets of Clean Earth		$261.1	$(18.9)	$242.2

(c)	The measurement period adjustments did not have a material impact on the Company's previously reported operating results.

(d)	The Company estimates that based on current usage that the expected useful life would be 27 years.

The Company valued the identifiable intangible assets using an income-based approach that utilized either the multi-period excess earnings method or the relief from royalty method. The purchase price allocation for Clean Earth is not final and the fair value of intangible assets and goodwill may vary from those reflected in the Company's condensed consolidated financial statements at March 31, 2020.

The three months ended March 31, 2020 and 2019 include Clean Earth direct acquisition costs of $0.1 million and $0.6 million, respectively, which are included in Selling, general and administrative expenses in the Company’s Condensed Consolidated Statements of Operations.

The pro forma information below gives effect to the Clean Earth acquisition as if it had been completed on January 1, 2018. The pro forma information is not necessarily indicative of the Company’s results of operations had the acquisition been completed on the above date, nor is it necessarily indicative of future results. The pro forma information does not reflect any cost savings from operating efficiencies or synergies that could result from the acquisition and does not reflect the additional revenue opportunities following the acquisition. The pro forma information below includes adjustments to reflect additional depreciation and amortization expense based on the estimated fair value and useful lives of intangible assets and fixed assets acquired; includes additional interest expense of approximately $9.0 million three months ended March 31, 2019 on the acquisition related borrowings used to finance the Clean Earth acquisition and excludes certain directly attributable transaction costs and historic Clean Earth interest expense. These pro forma adjustments are subject to change as additional analysis is performed. The values assigned to the assets acquired and liabilities assumed are based on preliminary valuations and are subject to change as the Company obtains additional information during the measurement period.

Three Months Ended
March 31
(In millions)	2019
Pro forma revenues	$393.5
Pro forma net income (including discontinued operations)	15.6

Harsco Industrial Segment
In January 2020 the Company sold IKG for $85 million, including a note receivable with a face value of $40.0 million (initial fair value $34.3 million), subject to post-closing adjustments, and recognized a gain on the sale of $18.5 million pre-tax (or approximately $9 million after-tax). Together with the 2019 sales of AXC and PK, this completes the divestiture of the former Harsco Industrial Segment originally announced in May 2019. These disposals represent a strategic shift and accelerated the transformation of the Company's portfolio of businesses into a leading provider of environmental solutions and services. See Note 4, Accounts Receivable and Note Receivable, for additional information related to the note receivable.

The Harsco Industrial Segment has historically been a separate reportable segment with primary operations in North America and Latin America. In accordance with U.S. GAAP, the results of the former Harsco Industrial Segment are presented as discontinued operations and, as such, have been excluded from both continuing operations and segment results for the three months ended March 31, 2020 and 2019.

Certain key selected financial information included in net income from discontinued operations for the former Harsco Industrial Segment is as follows:

	Three Months Ended
	March 31
(In millions)	2020	2019
Amounts directly attributable to the former Harsco Industrial Segment:
Total revenues	$10,203	$117,386
Cost of products sold	8,082	87,695
Income from discontinued business	218	14,192
Additional amounts allocated to the former Harsco Industrial Segment:
Selling, general and administrative expenses (e)	$1,266	$—
Interest expense (f)	—	4,232
(e) The Company has allocated directly attributable transaction costs to discontinued operations.
(f) The Company has allocated interest expense, including a portion of the amount reclassified into income for the Company's interest rate swaps and amortization of deferred financing costs resulting from the AXC disposal, as part of discontinued operations.

The Company has retained corporate overhead expenses previously allocated to the Harsco Industrial Segment of $1.4 million for the three months ended March 31, 2019, as part of Selling, general and administrative expenses, on the Company's Condensed Consolidated Statements of Operations.

The following is selected financial information included on the Company's Condensed Consolidated Statements of Cash Flows attributable to the former Harsco Industrial Segment:

	Three Months Ended
	March 31
(In millions)	2020	2019
Non-cash operating items
Depreciation and amortization	$—	$2,025
Cash flows from investing activities
Purchases of property, plant and equipment	106	2,175

4.    Accounts Receivable and Note Receivable

Accounts receivable are stated at net realizable value which represents the face value of the receivable less an allowance for expected credit losses. The allowance for expected credit losses is maintained for expected lifetime losses resulting from the inability or unwillingness of customers to make required payments.
The Company’s expected credit loss allowance methodology for accounts receivable is developed using historical collection experience, current and future economic and market conditions and a review of the current status of customers' trade accounts receivables. When required, the Company adjusts the loss-rate methodology to account for current conditions and reasonable and supportable expectations of future economic and market conditions. The Company generally assesses future economic conditions for a period which corresponds with the contractual life of its accounts receivables. Additionally, specific allowance amounts are established to record the appropriate provision for customers that have a higher probability of default.
Prior to the adoption of the new methodology, the Company established an allowance for doubtful accounts based upon a specific-identification method as well as historical collection experience, as appropriate.
Accounts receivable consist of the following:

(In thousands)	March 31 2020	December 31 2019
Trade accounts receivable	$333,725	$323,502
Less: Allowance for expected credit losses and doubtful accounts	(13,015)	(13,512)
Trade accounts receivable, net	$320,710	$309,990
Other receivables (a)	$18,685	$21,265

(a)	Other receivables include employee receivables, insurance receivable, tax claims and other miscellaneous items not included in Trade accounts receivable, net.

The change in the provision for expected credit losses and doubtful accounts related to trade accounts receivable was as follows:

	Three Months Ended
	March 31
(In thousands)	2020	2019
Increase (decrease) in provision for expected credit losses and doubtful accounts related to trade accounts receivable	$219	$(10)

At March 31, 2020 approximately $3.7 million of the Company's accounts receivable balance was past due by twelve months or more, primarily in the Clean Earth Segment, of which the majority of the balance was represented by a single customer from whom payment is expected within the next twelve months, while the rest were either fully or nearly fully reserved, although collection is still ultimately expected.

In January 2020 the Company sold IKG for $85 million including cash and a note receivable, subject to post-closing adjustments. The note receivable from the buyer has a face value of $40 million bearing interest at 2.50%, that is paid in kind and matures on January 31, 2027. Any unpaid principal, along with any accrued but unpaid interest is payable at maturity. Prepayment is required in case of a change in control or a percentage of excess cash flow, as defined in the note receivable agreement. Because there are no scheduled payments under the terms of the note receivable, the balance is not classified as current as of March 31, 2020 and is included in the caption Other assets on the Condensed Consolidated Balance Sheet. The initial fair value of the note receivable was $34.3 million which was calculated using an average of various discounted cash flow scenarios based on anticipated timing of repayments (Level 3) and was a non-cash transaction. The note receivable is subsequently measured as amortized costs. Key inputs into the valuation model include: projected timing and amount of cash flows, pro forma debt rating, option-adjusted spread and U.S. Treasury spot rate. At March 31, 2020 the amortized cost of the note receivable was $34.6 million, compared with a fair value of $31.0 million.

(In thousands)	March 31 2020	December 31 2019
Note receivable	$34,569	$—

5.    Inventories
Inventories consist of the following:

(In thousands)	March 31 2020	December 31 2019
Finished goods	$13,138	$14,550
Work-in-process	10,795	13,088
Raw materials and purchased parts	118,637	104,488
Stores and supplies	25,320	24,865
Total inventories	$167,890	$156,991

During 2016 the Company recognized an initial estimated forward loss provision related to the contracts with the federal railway system of Switzerland ("SBB") of $45.1 million. The Company recorded an additional forward loss provision of $1.8 million during 2018. At March 31, 2020 the entire remaining estimated forward loss provision of $6.4 million is included as Other current liabilities on the Company's Condensed Consolidated Balance Sheets. The estimated forward loss provision represents the Company's best estimate based on currently available information. It is possible that the Company's overall estimate of costs to complete these contracts may increase, which would result in an additional estimated forward loss provision at such time.

The Company recognized $10.1 million and $4.7 million of revenues for the contracts with SBB at zero margin, on an over time basis, utilizing a cost-to-cost method for the three months ended March 31, 2020 and 2019, respectively. For the three months ended March 31, 2020 and 2019 consolidated product revenue gross margins were not significantly impacted by the revenue recognized under the SBB contracts. The Company has substantially completed the first contract and is approximately 50% complete on the second contract with SBB as of March 31, 2020.

6.     Property, Plant and Equipment
Property, plant and equipment consists of the following:

(In thousands)	March 31 2020	December 31 2019
Land	$29,811	$30,409
Land improvements	17,822	19,155
Buildings and improvements	180,907	182,795
Machinery and equipment	1,418,493	1,518,652
Uncompleted construction	57,327	55,592
Gross property, plant and equipment	1,704,360	1,806,603
Less: Accumulated depreciation	(1,171,011)	(1,244,817)
Property, plant and equipment, net	$533,349	$561,786

7. Leases
The components of lease expense were as follows:

	Three Months Ended
(In thousands)	March 31 2020	March 31 2019
Finance leases:
Amortization expense	$371	$310
Interest on lease liabilities	52	4
Operating leases	4,284	3,693
Short-term leases	6,703	4,571
Variable lease expense	408	219
Sublease income	(50)	(49)
Total lease expense from continuing operations	$11,768	$8,748
Supplemental cash flow information related to leases was as follows:

	Three Months Ended
(In thousands)	March 31 2020	March 31 2019
Cash paid for amounts included in the measurement of lease liabilities:
Cash flows from operating activities - Operating leases	$3,789	$3,552
Cash flows from financing activities - Finance leases	324	363
Right-of-use assets obtained in exchange for lease obligations:
Operating leases (a)	$2,217	$34,750
Finance leases	1,234	373

(a)	Cash flows for Three Months Ended March 31, 2019 include ROU assets of approximately $34 million that were recorded upon adoption at January 1, 2019.
Supplemental balance sheet information related to leases was as follows:

(In thousands)	March 31 2020	December 31, 2019
Operating Leases:
Operating lease right-of-use assets	$50,491	$52,065
Current portion of operating lease liabilities	12,421	$12,544
Operating lease liabilities	35,561	36,974
Finance Leases:
Property, plant and equipment, net	$4,291	$3,519
Current maturities of long-term debt	1,346	$1,237
Long-term debt	2,984	2,218

Supplemental additional information related to leases is as follows:

	March 31 2020	December 31 2019
Other information:
Weighted average remaining lease term - Operating leases (in years)	11.81	11.57
Weighted average remaining lease term - Finance leases (in years)	3.89	4.01
Weighted average discount rate - Operating leases	6.3%	6.3%
Weighted average discount rate - Finance leases	4.3%	4.2%

Maturities of lease liabilities were as follows:

(In thousand)	Operating Leases	Finance Leases
Year Ending December 31st:
2020 (excluding the three months ended March 31, 2020)	$11,458	$1,069
2021	11,527	1,198
2022	7,615	941
2023	5,369	748
2024	3,210	587
After 2024	32,018	43
Total lease payments	71,197	4,586
Less: Imputed interest	(23,215)	(256)
Total	$47,982	$4,330

The Company's leases, excluding short-term leases, have remaining terms of less than one year to 30.6 years, some of which include options to extend for up to 10 years, and some of which include options to terminate within one year. As of
March 31, 2020 the Company had no material operating leases that had not yet commenced. There are no material residual value guarantees or material restrictive covenants.

8.     Goodwill and Other Intangible Assets
The following table reflects the changes in carrying amounts of goodwill by segment for the three months ended March 31, 2020:

(In thousands)	Harsco Environmental Segment	Harsco Clean Earth Segment	Harsco Rail Segment	Consolidated Totals
Balance at December 31, 2019	$395,113	$330,230	$13,026	$738,369
Changes to goodwill (a)	1,785	(129)	—	1,656
Foreign currency translation	(12,143)	—	—	(12,143)
Balance at March 31, 2020	$384,755	$330,101	$13,026	$727,882
(a) The changes to goodwill relate to immaterial acquisitions in the Harsco Environmental Segment.

The Company tests for goodwill impairment annually, or more frequently if indicators of impairment exist, or if a decision is made to dispose of a business.  The Company performs the annual goodwill impairment test as of October 1 and monitors for triggering events on an ongoing basis.  The Company determined that, as of March 31, 2020, no interim goodwill impairment testing was necessary.
The Company has concluded that no triggering event occurred during the three months ended March 31, 2020. However, a prolonged economic downturn resulting from the COVID-19 coronavirus pandemic could impact the Company's future projected cash flows used to estimate fair value, and/or result in a sustained decrease in the Company’s share price, which could indicate an impairment.

Intangible assets, net on the Company's Condensed Consolidated Balance Sheets consist of the following:

	March 31, 2020		December 31, 2019
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer related	$143,092	$99,280	$143,996	$99,327
Permits	170,448	7,045	170,322	4,694
Technology related	36,739	6,142	36,467	5,635
Trade names	31,558	2,801	31,719	2,182
Air rights	26,139	549	26,139	411
Patents	192	132	249	168
Other	3,677	1,176	3,765	1,158
Total	$411,845	$117,125	$412,657	$113,575

Amortization expense for intangible assets was as follows:

	Three Months Ended
	March 31
(In thousands)	2020	2019
Amortization expense for intangible assets	$5,918	$1,939

The estimated amortization expense for the next five fiscal years based on current intangible assets is as follows:

(In thousands)	2020	2021	2022	2023	2024
Estimated amortization expense (b)	$24,300	$23,100	$22,400	$22,400	$22,400

(b)	These estimated amortization expense amounts do not reflect the potential effect of future foreign currency exchange fluctuations.

9. Debt and Credit Agreements

In March 2020 the Company raised a new term loan facility of $280 million ("New Term Loan") as a new tranche under the existing Senior Secured Credit Facilities. There were no borrowings outstanding under the New Term Loan at March 31, 2020. The New Term Loan was fully drawn on April 6, 2020 to partially fund the acquisition of the Stericycle Environmental Solutions business ("ESOL"). Borrowings under the New Term Loan bear interest at a rate per annum ranging from 150 to 225 basis points over adjusted LIBOR (as defined in the Credit Agreement governing the Senior Secured Credit Facilities). The New Term Loan will mature on June 28, 2024. The Company capitalized $1.7 million of fees related to the issuance of the New Term Loan, of which $1.6 million has been paid as of March 31, 2020.
Additionally, the Company amended the Senior Secured Credit Facilities to increase the net debt to consolidated adjusted earnings before interest, tax, depreciation and amortization ratio covenant to 5.0 through December 2020, which decreases to 4.5 through December 2021 and 4.0 for periods thereafter. During the three months ended March 31, 2020, $0.5 million of fees and expenses were recognized related to the amended Senior Secured Credit Facilities.

10.  Employee Benefit Plans

	Three Months Ended
	March 31
Defined Benefit Pension Plans Net Periodic Pension Cost (Benefit)	U.S. Plans		International Plans
(In thousands)	2020	2019	2020	2019
Service costs	$—	$10	$429	$356
Interest costs	1,845	2,651	4,395	5,664
Expected return on plan assets	(2,842)	(2,593)	(10,190)	(9,517)
Recognized prior service costs	—	—	107	66
Recognized loss	1,425	1,405	3,655	3,653
Defined benefit pension plans net periodic pension cost (benefit)	$428	$1,473	$(1,604)	$222

	Three Months Ended
Company Contributions	March 31
(In thousands)	2020	2019
Defined benefit pension plans (U.S.)	$2,027	$1,479
Defined benefit pension plans (International)	10,060	9,270
Multiemployer pension plans	409	521
Defined contribution pension plans	3,169	3,390

The Company's estimate of expected contributions to be paid during the remainder of 2020 for the U.S. and international defined benefit pension plans are $6.2 million and $11.0 million, respectively. The recently enacted Coronavirus Aid, Relief, and Economic Security Act (CARES Act) allows for the deferral, until 2021, of certain expected pension contributions in the U.S. The Company is currently evaluating this alternative.

11.     Income Taxes

Income tax benefit related to continuing operations for the three months ended March 31, 2020 was $0.7 million compared with an income tax expense related to continuing operations of $1.2 million for the three months ended March 31, 2019. The change in the income tax benefit for the three months ended March 31, 2020 compared with the income tax expense for the three months ended March 31, 2019 is the result of lower taxable income, primarily resulting from a net increase in strategic costs related to the ESOL acquisition, partially offset by a decreased income tax benefit recognized for stock-based compensation vesting during the first quarter of 2020 compared to the first quarter of 2019.

An income tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, based on technical merits, including resolutions of any related appeals or litigation processes. The reserve for uncertain tax positions at March 31, 2020 was $4.5 million, including interest and penalties.  Within the next twelve months, it is reasonably possible that $0.3 million unrecognized income tax benefits will be recognized upon settlement of tax examinations and the expiration of various statutes of limitations.

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

As previously disclosed, the Company has had ongoing meetings with the Supreme Council for Environment in Bahrain ("SCE") over processing a byproduct ("salt cakes") stored at the Al Hafeerah site. The Company’s Bahrain operations that produced the salt cakes has ceased operations and are owned under a strategic venture for which its strategic venture partner owns a 35% minority interest. An Environmental Impact Assessment and Technical Feasibility Study were approved by the SCE during the first quarter of 2018. The Company is constructing facilities to process the salt cakes, and the Company currently expects those facilities to come online in 2020. The Company has previously established a reserve of $7.0 million, which represents the Company's best estimate of the ultimate costs to be incurred to resolve this matter. The Company continues to evaluate this reserve and any future change in estimated costs could be material to the Company’s results of operations in any one period.

On July 27, 2018 Brazil’s Federal and Rio de Janeiro State Public Prosecution Offices (MPF and MPE) filed a Civil Public Action against one of the Company's customers (CSN), the Company’s Brazilian subsidiary, the Municipality of Volta Redonda, Brazil, and the Instituto Estadual do Ambiente (local environmental protection agency) seeking the implementation of various measures to limit and reduce the accumulation of customer-owned slag at the site in Brazil. On August 6, 2018 the 3rd Federal Court in Volta Redonda granted the MPF and MPE an injunction against the same parties requiring, among other things, CSN and the Company’s Brazilian subsidiary to limit the volume of slag sent to the site. Because the customer owns the site and the slag located on the site, the Company believes that complying with this injunction is the steel producer’s responsibility.  On March 18, 2019 the Court issued an order fining the Company 5,000 Brazilian reais per day (or approximately $1,000 per day) and CSN 20,000 Brazilian reais per day (or approximately $4,000 per day) until the requirements of the injunction are met. On November 1, 2019 the Court issued an additional order increasing the fines assessed to the Company to 25,000 Brazilian reais per day (or approximately $5,000 per day) and raising the fines assessed to CSN to 100,000 Brazilian reais per day (or approximately $19,000 per day). The Court also assessed an additional fine of 10,000,000 Brazilian reais (or approximately $1.9 million) against CSN and the Company jointly. The Company is appealing the fines and the underlying injunction.  Both the Company and CSN continue to have discussions with the governmental authorities on the injunction and the possible resolution of the underlying case. The Company does not believe that a loss relating to this matter is probable or estimable at this point.
On October 19, 2018 local environmental authorities issued an enforcement action against the Company concerning the Company’s operations at a customer site in Ijmuiden, Netherlands.  The enforcement action alleges violations of the Company’s environmental permit at the site, which restricts the release of any visible dust emissions.  The enforcement action ordered the Company to cease all violations of the permit by October 31, 2018.  The authorities have issued three additional enforcement actions since that time and have asserted fines of approximately $0.5 million which the Company has recorded, with the possibility of additional fines for any future violations.  The Company is vigorously contesting the enforcement action and fines and is also working with its customer to ensure the control of emissions.  The Company has contractual indemnity rights from its customer, should it be required to pay the assessed fines.

On June 13, 2019 the Pennsylvania Department of Environmental Protection ("PA DEP") indicated to the Company and a landowner who received processed slag from the Company that it plans to require action to bring the landowner’s site into compliance and to assess a civil penalty against the Company and the landowner. The Company is working with the landowner and PA DEP to determine the most effective way to address PA DEP’s concerns about the site and has established a $0.4 million reserve, which represents the Company’s best estimate of the costs to bring the landowner's site into compliance.

On March 24, 2017 the Allegheny County Health Department issued a notice of violation against the Company concerning the Company’s operations at a customer site in Natrona, Pennsylvania.  On January 21, 2020 the Company paid $0.1 million to settle the civil penalties accrued up to that date. In April 2020, the Company received a penalty assessment of $4,500 for three alleged additional events. It is possible the Company could incur additional penalties for future violations.  Pursuant to the settlement agreement, the Company and its customer have also agreed to construct at its customer's costs and bring certain slag processing operations into a building.

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

In October 2009 the Company received notification of the SPRA’s final administrative decision regarding the levying of ICMS in the State of São Paulo in relation to services provided to a customer in the State between January 2004 and May 2005.  As of March 31, 2020 the principal amount of the tax assessment from the SPRA with regard to this case is approximately $1.2 million, with penalty, interest and fees assessed to date increasing such amount by an additional $16.2 million.  On
June 4, 2018 the Appellate Court of the State of Sao Paulo ruled in favor of the SPRA but ruled that the assessed penalty should be reduced to approximately $1 million. After calculating the interest accrued on the penalty, the Company estimates that this ruling reduces the current overall potential liability for this case to approximately $7 million. The Company has appealed the ruling in favor of the SPRA to the Superior Court of Justice. Due to multiple court precedents in the Company’s favor, as well as the Company’s ability to appeal, the Company does not believe a loss is probable.

Another ICMS tax case involving the SPRA refers to the tax period from January 2002 to December 2003. In December 2018 the administrative tribunal hearing the case upheld the Company's liability. The Company has appealed to the judicial phase. The aggregate amount assessed by the tax authorities in August 2005 was $4.9 million (the amounts with regard to this claim are valued as of the date of the assessment since it has not yet reached the collection phase), composed of a principal amount of $1.2 million, with penalty and interest assessed through that date increasing such amount by an additional $3.7 million.  On December 6, 2018 the administrative tribunal reduced the applicable penalties to $1.2 million. After calculating the interest accrued on the current penalty, the Company estimates that the current overall liability for this case to be approximately $10 million. All such amounts include the effect of foreign currency translation. Due to multiple court precedents in the Company's favor the Company does not believe a loss is probable.
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
Brazilian Labor Disputes
The Company is subject to ongoing collective bargaining and individual labor claims in Brazil through the Harsco Environmental Segment which allege, among other things, the Company's failure to pay required amounts for overtime and vacation at certain sites. The Company is vigorously defending itself against these claims; however, litigation is inherently unpredictable, particularly in foreign jurisdictions. While the Company does not currently expect that the ultimate resolution of these claims will have a material adverse effect on the Company’s financial condition, results of operations or cash flows, it is not possible to predict the ultimate outcome of these labor-related disputes. As of March 31, 2020 and December 31, 2019 the Company has established reserves of $5.0 million and $6.5 million, respectively, on the Company's Condensed Consolidated Balance Sheets for amounts considered to be probable and estimable.

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
At March 31, 2020 there were approximately 17,138 pending asbestos personal injury actions filed against the Company.  Of those actions, approximately 16,585 were filed in the New York Supreme Court (New York County), approximately 118 were filed in other New York State Supreme Court Counties and approximately 435 were filed in courts located in other states.
The complaints in most of those actions generally follow a form that contains a standard damages demand of $20 million or $25 million, regardless of the individual plaintiff’s alleged medical condition, and without identifying any specific Company product.

At March 31, 2020 approximately 16,550 of the actions filed in New York Supreme Court (New York County) were on the Deferred/Inactive Docket created by the court in December 2002 for all pending and future asbestos actions filed by persons who cannot demonstrate that they have a malignant condition or discernible physical impairment. The remaining approximately 35 cases in New York County are pending on the Active or In Extremis Docket created for plaintiffs who can demonstrate a malignant condition or physical impairment.
The Company has liability insurance coverage under various primary and excess policies that the Company believes will be available, if necessary, to substantially cover any liability that might ultimately be incurred in the asbestos actions referred to above. The costs and expenses of the asbestos actions are being paid by the Company's insurers.
In view of the persistence of asbestos litigation in the U.S., the Company expects to continue to receive additional claims in the future. The Company intends to continue its practice of vigorously defending these claims and cases. At March 31, 2020 the Company has obtained dismissal in approximately 28,245 cases by stipulation or summary judgment prior to trial.
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
Insurance liabilities are recorded when it is probable that a liability has been incurred for a particular event and the amount of loss associated with the event can be reasonably estimated. Insurance reserves have been estimated based primarily upon actuarial calculations and reflect the undiscounted estimated liabilities for ultimate losses, including claims incurred but not reported. Inherent in these estimates are assumptions that are based on the Company's history of claims and losses, a detailed analysis of existing claims with respect to potential value, and current legal and legislative trends. If actual claims differ from those projected by management, changes (either increases or decreases) to insurance reserves may be required and would be recorded through income in the period the change was determined. When a recognized liability is covered by third-party insurance, the Company records an insurance claim receivable to reflect the covered liability. Insurance claim receivables are included in Other receivables on the Company's Condensed Consolidated Balance Sheets. See Note 1, Summary of Significant Accounting Policies, to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 for additional information on Accrued insurance and loss reserves.

13.  Reconciliation of Basic and Diluted Shares

	Three Months Ended
	March 31
(In thousands, except per share amounts)	2020	2019
Income (loss) from continuing operations attributable to Harsco Corporation common stockholders	$(8,782)	$10,474
Weighted-average shares outstanding:
Weighted-average shares outstanding - basic	78,761	79,907
Dilutive effect of stock-based compensation	—	1,746
Weighted-average shares outstanding - diluted	78,761	81,653
Earnings (loss) from continuing operations per common share, attributable to Harsco Corporation common stockholders:
Basic	$(0.11)	$0.13
Diluted	$(0.11)	$0.13

The following average outstanding stock-based compensation units were not included in the computation of diluted earnings per share because the effect was antidilutive:

	Three Months Ended
	March 31
(In thousands)	2020	2019
Restricted stock units	749	—
Stock appreciation rights	2,643	608
Performance share units	940	233

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
The fair value of outstanding derivative contracts recorded as assets and liabilities on the Company's Condensed Consolidated Balance Sheets was as follows:

(In thousands)	Balance Sheet Location	Fair Value of Derivatives Designated as Hedging Instruments	Fair Value of Derivatives Not Designated as Hedging Instruments	Total Fair Value
March 31, 2020
Asset derivatives (Level 2):
Foreign currency exchange forward contracts	Other current assets	$4,113	$4,898	$9,011
Total		$4,113	$4,898	$9,011
Liability derivatives (Level 2):
Foreign currency exchange forward contracts	Other current liabilities	$27	$13,471	$13,498
Interest rate swaps	Other current liabilities	3,543	—	3,543
Interest rate swaps	Other liabilities	6,035	—	6,035
Total		$9,605	$13,471	$23,076
December 31, 2019
Asset derivatives (Level 2):
Foreign currency exchange forward contracts	Other current assets	$2,039	$946	$2,985
Total		$2,039	$946	$2,985
Liability derivatives (Level 2):
Foreign currency exchange forward contracts	Other current liabilities	$140	$3,733	$3,873
Interest rate swaps	Other current liabilities	2,098	—	2,098
Interest rate swaps	Other liabilities	4,281	—	4,281
Total		$6,519	$3,733	$10,252

All of the Company's derivatives are recorded on the Company's Condensed Consolidated Balance Sheets at gross amounts and not offset. All of the Company's interest rate swaps, CCIRs and certain foreign currency exchange forward contracts are transacted under International Swaps and Derivatives Association ("ISDA") documentation. Each ISDA master agreement permits the net settlement of amounts owed in the event of default. The Company's derivative assets and liabilities subject to enforceable master netting arrangements did not result in a net asset or liability at March 31, 2020 or December 31, 2019.
The effect of derivative instruments on the Company's Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Comprehensive Income (Loss):
Derivatives Designated as Hedging Instruments

	Amount Recognized in Other Comprehensive Income (“OCI”) on Derivatives		Location of Amount Reclassified from Accumulated OCI into Income	Amount Reclassified from Accumulated OCI into Income - Effective Portion or Equity
	Three Months Ended			Three Months Ended
	March 31			March 31
(In thousands)	2020	2019		2020	2019
Foreign currency exchange forward contracts	$2,037	$(712)	Product revenues	$(1,404)	$(32)
Interest rate swaps	(3,578)	(3,309)	Interest expense	378	(301)
Cross-currency interest rate swaps (a)	58	(52)	Interest expense	305	314
	$(1,483)	$(4,073)		$(721)	$(19)

(a)	Amounts represent changes in foreign currency translation related to balances in Accumulated other comprehensive loss.

The location and amount of gain (loss) recognized on the Company's Condensed Consolidated Statements of Operations:

	Three Months Ended
	March 31
	2020		2019
(in thousands)	Product Revenues	Interest Expense	Product Revenues	Interest Expense
Total amounts of line items presented in the Condensed Consolidated Statement of Operations in which the effects of cash flow hedges are recorded	$107,502	$(12,649)	$100,382	$(5,507)
Interest rate swaps:
Amount of gain or (loss) reclassified from accumulated other comprehensive loss into income	—	(378)	—	301
Foreign exchange contracts:
Amount of gain or reclassified from accumulated other comprehensive loss into income	1,404	—	32	—
Amount excluded from effectiveness testing recognized in earnings based on changes in fair value	183	—	78	—
Cross-currency interest rate swaps:
Amount of loss reclassified from accumulated other comprehensive income into income	—	(305)	—	(314)

Derivatives Not Designated as Hedging Instruments

	Location of Gain Recognized in Income on Derivatives	Amount of Gain Recognized in Income on Derivatives (b)
		Three Months Ended
		March 31
(In thousands)		2020	2019
Foreign currency exchange forward contracts	Cost of services and products sold	$5,542	$2,323

(b)	These gains offset amounts recognized in cost of services and products sold principally as a result of intercompany or third party foreign currency exposures.

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
At March 31, 2020 and December 31, 2019 the notional amounts of foreign currency exchange forward contracts were $432.0 million and $496.3 million, respectively. These contracts are primarily denominated in British pounds sterling and Euros and mature through October 2021.
In addition to foreign currency exchange forward contracts, the Company designates certain loans as hedges of net investments in international subsidiaries.  The Company recorded pre-tax net losses of $9.7 million and pre-tax net gains of $4.8 million for the three months ended March 31, 2020 and 2019, respectively, in Accumulated other comprehensive loss.

Interest Rate Swaps
The Company uses interest rate swaps in conjunction with certain variable rate debt issuances in order to secure a fixed interest rate.  Changes in the fair value attributed to the effect of the swaps’ interest spread and changes in the credit worthiness of the counter-parties are recorded in Accumulated other comprehensive loss.

In January 2017 and February 2018 the Company entered into a series of interest rate swaps that cover the period from 2018 through 2022 and had the effect of converting $300.0 million of the Term Loan Facility from floating-rate to fixed-rate.  The fixed rates provided by the swaps replace the adjusted LIBOR rate in the interest calculation, ranging from 2.45% for 2020 to 3.12% for 2022.

During June 2019 the Company effected the early termination of interest rate swaps that covered the period from 2019 through 2022 and had the effect of converting $100.0 million of the Term Loan Facility from floating-rate to fixed-rate. This termination was conducted as a result of the Company's new Notes offering and required repayment of a portion of the Term Loan Facility with proceeds from the AXC disposal. The total notional of the Company's interest rate swaps is $200.0 million as of March 31, 2020.

Cross-Currency Interest Rate Swaps
The Company may use CCIRs in conjunction with certain debt issuances in order to secure a fixed local currency interest rate. Under these CCIRs, the Company receives interest based on a fixed or floating U.S. dollar rate and pays interest on a fixed local currency rate based on the contractual amounts in dollars and the local currency, respectively. At maturity, there is also the payment of principal amounts between currencies. Changes in the fair value attributed to the effect of the swaps' interest spread and changes in the credit worthiness of the counter-parties are recorded in Accumulated other comprehensive loss. Changes in value attributed to the effect of foreign currency fluctuations are recorded on the Company's Condensed Consolidated Statements of Operations and offset currency fluctuation effects on the debt principal. The Company had no outstanding CCIRs at March 31, 2020.

Fair Value of Other Financial Instruments
The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and short-term borrowings approximate fair value due to the short-term maturities of these assets and liabilities.  At March 31, 2020 and December 31, 2019 the total fair value of long-term debt (excluding deferred financing costs), including current maturities, was $739.2 million and $827.2 million, respectively, compared with a carrying value of $810.3 million and $795.0 million, respectively.  Fair values for debt are based on pricing models using market-based inputs (Level 2) for similar issues or on the current rates offered to the Company for debt of the same remaining maturities.

15. Review of Operations by Segment

	Three Months Ended
	March 31
(In thousands)	2020	2019
Revenues From Continuing Operations (a)
Harsco Environmental	$241,559	$261,312
Harsco Clean Earth	78,812	—
Harsco Rail	78,470	68,590
Total Revenues From Continuing Operations	$398,841	$329,902
Operating Income (Loss) From Continuing Operations (a)
Harsco Environmental	$10,520	$24,497
Harsco Clean Earth	4,245	—
Harsco Rail	6,472	5,389
Corporate	(18,356)	(10,062)
Total Operating Income From Continuing Operations	$2,881	$19,824
Depreciation and Amortization (a)
Harsco Environmental	$27,311	$28,705
Harsco Clean Earth	6,519	—
Harsco Rail	1,299	1,167
Corporate	1,152	1,352
Total Depreciation and Amortization	$36,281	$31,224
Capital Expenditures (a)
Harsco Environmental	$24,748	$29,163
Harsco Clean Earth	1,442	—
Harsco Rail	1,539	3,916
Corporate	58	1,153
Total Capital Expenditures	$27,787	$34,232

(a)
The Company's acquisition of Clean Earth closed on June 28, 2019. The operating results of the former Harsco Industrial Segment has been reflected as discontinued operations in the Company's Condensed Consolidated Statement of Operations for all periods presented. See Note 3, Acquisitions and Dispositions, for additional details.

Reconciliation of Segment Operating Income to Income (Loss) From Continuing Operations Before Income Taxes and Equity Income

	Three Months Ended
	March 31
(In thousands)	2020	2019
Segment operating income	$21,237	$29,886
General Corporate expense	(18,356)	(10,062)
Operating income from continuing operations	2,881	19,824
Interest income	193	533
Interest expense	(12,649)	(5,507)
Unused debt commitment and amendment fees	(488)	—
Defined benefit pension income (expense)	1,589	(1,338)
Income (loss) from continuing operations before income taxes and equity income	$(8,474)	$13,512

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

A summary of the Company's revenues by primary geographical markets as well as by key product and service groups is as follows:

	Three Months Ended
	March 31, 2020
(In thousands)	Harsco Environmental Segment	Harsco Clean Earth Segment	Harsco Rail Segment	Corporate	Consolidated Totals
Primary Geographical Markets (a) (b):
North America	$69,881	$78,812	$53,773	$—	$202,466
Western Europe	96,317	—	18,164	—	114,481
Latin America (c)	33,260	—	665	—	33,925
Asia-Pacific	21,996	—	5,868	—	27,864
Middle East and Africa	15,889	—	—	—	15,889
Eastern Europe	4,216	—	—	—	4,216
Total Revenues	$241,559	$78,812	$78,470	$—	$398,841
Key Product and Service Groups (a):
Environmental services related to resource recovery for metals manufacturing and related logistical services	$207,346	$—	$—	$—	$207,346
Applied products	30,262	—	—	—	30,262
Environmental systems for aluminum dross and scrap processing	3,951	—	—	—	3,951
Railway track maintenance equipment	—	—	42,615	—	42,615
After-market parts and services; safety and diagnostic technology	—	—	31,200	—	31,200
Railway contracting services	—	—	4,655	—	4,655
Waste processing and reuse solutions	—	78,812	—	—	78,812
Total Revenues	$241,559	$78,812	$78,470	$—	$398,841

	Three Months Ended
	March 31, 2019
(In thousands)	Harsco Environmental Segment	Harsco Clean Earth Segment	Harsco Rail Segment	Corporate	Consolidated Totals
Primary Geographical Markets (a) (b):
North America	$73,349	$—	$50,365	$—	$123,714
Western Europe	98,221	—	10,013	—	108,234
Latin America (c)	36,991	—	591	—	37,582
Asia-Pacific	34,138	—	7,621	—	41,759
Middle East and Africa	13,915	—	—	—	13,915
Eastern Europe	4,698	—	—	—	4,698
Total Revenues	$261,312	$—	$68,590	$—	$329,902

Key Product and Service Groups (a):
Environmental services related to resource recovery for metals manufacturing and related logistical services	$224,061	$—	$—	$—	$224,061
Applied products	30,390	—	—	—	30,390
Environmental systems for aluminum dross and scrap processing	6,861	—	—	—	6,861
Railway track maintenance equipment	—	—	33,608	—	33,608
After-market parts and services; safety and diagnostic technology	—	—	31,301	—	31,301
Railway contracting services	—	—	3,681	—	3,681
Waste processing and reuse solutions	—	—	—	—	—
Total Revenues	$261,312	$—	$68,590	$—	$329,902

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

The Company had Contract assets totaling $50.5 million and $31.2 million at March 31, 2020 and December 31, 2019, respectively. The increase is due principally to recognition of additional contract assets in excess of contract assets transferred to accounts receivable during the three months ended March 31, 2020 primarily in the Harsco Rail Segment. The Company had Advances on contracts totaling $101.6 million and $60.3 million at March 31, 2020 and December 31, 2019, respectively. The increase is due principally to the receipt of new advances on contracts in excess of recognition of revenue for the Deutsche Bahn contract in the Harsco Rail Segment. During the three months ended March 31, 2020 and 2019 the Company recognized approximately $18 million and approximately $17 million, respectively, of revenue related to amounts previously included in Advances on contracts.

At March 31, 2020 the Harsco Environmental Segment had remaining, fixed, unsatisfied performance obligations where the expected contract duration exceeds one year totaling $98.1 million. Of this amount, $36.1 million is expected to be fulfilled by March 31, 2021, $17.9 million by March 31, 2022, $15.7 million by March 31, 2023, $11.6 million by March 31, 2024 and the remainder thereafter. These amounts exclude any variable fees, fixed fees subject to indexation and any performance obligations expected to be satisfied within one year. The decrease from December 31, 2019 is primarily due to the renegotiation of a contract with a customer in the U.K. who had entered into administration.

At March 31, 2020 the Harsco Rail Segment had remaining, fixed, unsatisfied performance obligations where the expected contract duration exceeds one year totaling $331.6 million. Of this amount, $111.3 million is expected to be fulfilled by
March 31, 2021, $94.6 million by March 31, 2022, $65.4 million by March 31, 2023, $49.8 million by March 31, 2024 and the remainder thereafter. These amounts exclude any variable fees, fixed fees subject to indexation and any performance obligations expected to be satisfied within one year. The increase from December 31, 2019 is primarily attributable to new contract signings in U.S. and India.

17.   Other Expenses, Net

The major components of this Condensed Consolidated Statements of Operations caption are as follows:

	Three Months Ended
	March 31
(In thousands)	2020	2019
Employee termination benefit costs	$5,455	$2,519
Other costs to exit activities	176	1,155
Impaired asset write-downs	69	214
Contingent consideration adjustments	—	369
Net gains	(19)	(2,271)
Other	52	(243)
Other expenses, net	$5,733	$1,743

18. Components of Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss is included on the Company's Condensed Consolidated Statements of Equity. The components of Accumulated other comprehensive loss, net of the effect of income taxes, and activity for the three months ended March 31, 2019 and 2020 was as follows:

	Components of Accumulated Other Comprehensive Income (Loss) - Net of Tax
(In thousands)	Cumulative Foreign Exchange Translation Adjustments		Effective Portion of Derivatives Designated as Hedging Instruments		Cumulative Unrecognized Actuarial Losses on Pension Obligations		Unrealized Gain (Loss) on Marketable Securities	Total
Balance at December 31, 2018	$(159,810)		$1,389		$(408,655)		$(31)	$(567,107)
Adoption of new accounting standard	—		—		(21,429)	(a)	—	(21,429)
Other comprehensive income (loss) before reclassifications	11,725	(b)	(3,084)	(c)	(6,573)	(b)	15	2,083
Amounts reclassified from accumulated other comprehensive loss, net of tax	(2,271)		(63)		4,782		—	2,448
Total other comprehensive income (loss)	9,454		(3,147)		(1,791)		15	4,531
Other comprehensive income attributable to noncontrolling interests	(420)		—		—		—	(420)
Other comprehensive income (loss) attributable to Harsco Corporation	9,034		(3,147)		(1,791)		15	4,111
Balance at March 31, 2019	$(150,776)		$(1,758)		$(431,875)		$(16)	$(584,425)

	Components of Accumulated Other Comprehensive Income (Loss) - Net of Tax
(In thousands)	Cumulative Foreign Exchange Translation Adjustments		Effective Portion of Derivatives Designated as Hedging Instruments		Cumulative Unrecognized Actuarial Losses on Pension Obligations		Unrealized Gain (Loss) on Marketable Securities	Total
Balance at December 31, 2019	$(143,340)		$(3,717)		$(440,562)		$(3)	$(587,622)
Other comprehensive income (loss) before reclassifications	(71,472)	(b)	(1,042)	(c)	21,429	(b)	(18)	(51,103)
Amounts reclassified from accumulated other comprehensive loss, net of tax	12,906		(645)		8,840		—	21,101
Total other comprehensive income (loss)	(58,566)		(1,687)		30,269		(18)	(30,002)
Other comprehensive income attributable to noncontrolling interests	1,148		—		—		—	1,148
Other comprehensive income (loss) attributable to Harsco Corporation	(57,418)		(1,687)		30,269		(18)	(28,854)
Balance at March 31, 2020	$(200,758)		$(5,404)		$(410,293)		$(21)	$(616,476)

(a)	Represents the adoption of the new accounting standard on January 1, 2019 related to stranded tax effects from the Tax Cuts and Jobs Act.

(b)	Principally foreign currency fluctuation.

(c)	Net change from periodic revaluations.

Amounts reclassified from Accumulated other comprehensive loss are as follows:

(In thousands)	Three Months Ended		Affected Caption on the Company's Condensed Consolidated Statements of Operations
	March 31 2020	March 31 2019
Recognition of cumulative foreign currency translation adjustments:
Gain on substantial liquidation of subsidiaries (d)	$—	$(2,271)	Other expenses, net
Loss on substantial liquidation of subsidiaries (d)	12,906	—	Gain on sale of discontinued business
Amortization of cash flow hedging instruments:
Foreign currency exchange forward contracts	$(1,404)	$(32)	Product revenues
Cross-currency interest rate swaps	305	314	Interest expense
Interest rate swaps	378	(301)	Interest expense
Total before tax	(721)	(19)
Tax expense	76	(44)
Total reclassification of cash flow hedging instruments, net of tax	$(645)	$(63)
Amortization of defined benefit pension items (e):
Recognized losses	$5,080	$5,058	Defined benefit pension income (expense)
Recognized prior-service costs	107	66	Defined benefit pension income (expense)
Pension liability transfer - discontinued business	5,363	—	Gain on sale of discontinued business
Total before tax	10,550	5,124
Tax benefit	(1,710)	(342)
Total reclassification of defined benefit pension items, net of tax	$8,840	$4,782

(d)	No tax impact.

(e)	These accumulated other comprehensive loss components are included in the computation of net periodic pension costs. See Note 10, Employee Benefit Plans, for additional details.

19. Subsequent Event

Acquisition of Stericycle Environmental Solutions business
On April 6, 2020 the Company completed the previously announced acquisition of ESOL from Stericycle, Inc. for $462.5 million, subject to post-closing adjustments. ESOL is an established hazardous waste transportation and processing solutions provider with a comprehensive portfolio of disposal solutions for customers primarily across the industrial, retail and healthcare markets.  Due to the timing of the completion of the acquisition, the Company is currently in the process of valuing the assets acquired and liabilities assumed. As a result, the Company is unable to provide the amounts recognized as of the acquisition date for the major classes of assets acquired and liabilities assumed and other disclosures.

ITEM 2.                 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements as well as the audited consolidated financial statements of Harsco Corporation (the "Company"), including the notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 which includes additional information about the Company’s critical accounting policies, contractual obligations, practices and the transactions that support the financial results, and provides a more comprehensive summary of the Company’s outlook, trends and strategies for 2020 and beyond.
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
Factors that could cause actual results to differ, perhaps materially, from those implied by forward-looking statements include, but are not limited to: (1) changes in the worldwide business environment in which the Company operates, including changes in general economic conditions or changes due to the COVID-19 coronavirus pandemic and governmental and market reactions to the COVID-19 coronavirus pandemic; (2) changes in currency exchange rates, interest rates, commodity and fuel costs and capital costs; (3) changes in the performance of equity and bond markets that could affect, among other things, the valuation of the assets in the Company's pension plans and the accounting for pension assets, liabilities and expenses; (4) changes in governmental laws and regulations, including environmental, occupational health and safety, tax and import tariff standards and amounts; (5) market and competitive changes, including pricing pressures, market demand and acceptance for new products, services and technologies; (6) the Company's inability or failure to protect its intellectual property rights from infringement in one or more of the many countries in which the Company operates; (7) failure to effectively prevent, detect or recover from breaches in the Company's cybersecurity infrastructure; (8) unforeseen business disruptions in one or more of the many countries in which the Company operates due to political instability, civil disobedience, armed hostilities, public health issues or other calamities; (9) disruptions associated with labor disputes and increased operating costs associated with union organization; (10) the seasonal nature of the Company's business; (11) the Company's ability to successfully enter into new contracts and complete new acquisitions or strategic ventures in the time-frame contemplated, or at all; (12) the integration of the Company's strategic acquisitions; (13) potential severe volatility in the capital markets; (14) failure to retain key management and employees; (15) the amount and timing of repurchases of the Company's common stock, if any; (16) the outcome of any disputes with customers, contractors and subcontractors; (17) the financial condition of the Company's customers, including the ability of customers (especially those that may be highly leveraged, have inadequate liquidity or whose business is significantly impacted by the COVID-19 coronavirus pandemic) to maintain their credit availability; (18) implementation of environmental remediation matters; (19) risk and uncertainty associated with intangible assets and (20) other risk factors listed from time to time in the Company's SEC reports. A further discussion of these, along with other potential risk factors, can be found in Part I, Item 1A, "Risk Factors," of the Company's Annual Report on Form 10-K for the year ended December 31, 2019, and Part II, Item 1A, Risk Factors herein. The Company cautions that these factors may not be exhaustive and that many of these factors are beyond the Company's ability to control or predict. Accordingly, forward-looking statements should not be relied upon as a prediction of actual results. The Company undertakes no duty to update forward-looking statements except as may be required by law.

Executive Overview

The Company is a market-leading, global provider of environmental solutions for industrial and specialty waste streams, and innovative equipment and technology for the rail sector. The Company's operations consist of three reportable segments: Harsco Environmental, Harsco Clean Earth and Harsco Rail and the Company is working towards transforming Harsco into a single-thesis environmental solutions company that is a global leader in the markets we serve. The Harsco Environmental Segment operates primarily under long-term contracts, providing critical environmental services and material processing to the global steel and metals industries including zero waste solutions for manufacturing byproducts within the metals industry. The Harsco Clean Earth Segment provides specialty waste processing and beneficial reuse solutions for hazardous wastes, contaminated materials and dredged volumes. The Harsco Rail Segment is a provider of highly engineered maintenance equipment, after-market parts and safety and diagnostic systems which support railroad and transit customers worldwide. The Company has locations in approximately 30 countries, including the U.S. The Company was incorporated in 1956.

In February 2020 the Company announced that it entered into a definitive agreement to acquire the Stericycle Environmental Solutions business ("ESOL"), an established hazardous waste transportation and processing solutions provider, from Stericycle, Inc. Under the terms of the agreement, the Company will acquire ESOL for $462.5 million, subject to customary purchase price adjustments. This transaction closed on April 6, 2020. The acquisition of ESOL furthers Harsco’s transformation into a global, market-leading, single-thesis environmental solutions platform. The results of ESOL will be reflected in the Harsco Clean Earth Segment.

In March 2020 the Company raised a new term loan facility of $280 million ("New Term Loan") as a new tranche under the existing Senior Secured Credit Facilities. There were no borrowings outstanding under the New Term Loan at March 31, 2020. The New Term Loan was fully drawn on April 6, 2020 to partially fund the ESOL acquisition. Borrowings under the New Term Loan bear interest at a rate per annum ranging from 150 to 225 basis points over adjusted LIBOR (as defined in the Credit Agreement governing the Senior Secured Credit Facilities). The New Term Loan will mature on June 28, 2024. The Company also amended the Senior Secured Credit Facilities to, among other things, increase the net debt to consolidated adjusted earnings before interest, tax, depreciation and amortization ("EBITDA") ratio covenant to 5.0 through December 2020, which decreases to 4.5 through December 2021 and 4.0 for periods thereafter.

In January 2020 the Company sold Harsco Industrial IKG ("IKG") for $85 million, including a note receivable with a face value of $40.0 million (initial fair value $34.3 million), subject to post-closing adjustments, and recognized a gain on sale of $18.5 million pre-tax (or approximately $9 million after-tax). This disposal, along with the disposals of the former Harsco Industrial Air-X-Changers and Harsco Industrial Patterson-Kelley in 2019, represent a strategic shift and accelerate the transformation of the Company's portfolio of businesses into a global, market-leading, single-thesis environmental solutions platform.

Beginning in March 2020 overall global economic conditions have been significantly impacted by the COVID-19 coronavirus pandemic. The initial impact of the COVID-19 coronavirus pandemic on the Company varied by end market and local conditions (including applicable government mandates). The ultimate duration and impact of the COVID-19 coronavirus pandemic on the Company and its customers' operations is presently unclear, though the Company continues to operate as a provider of certain essential services in U.S. and most other countries. The Company has taken significant and proactive actions to protect all stakeholders and to minimize the operational and financial impacts of the COVID-19 coronavirus pandemic. Work safety and flexibility measures have been implemented as the Company strives to keep facilities operational. In addition, the Company is also focused on actions to adjust its cost structure, reduce capital and operating expenditures, and to preserve its financial flexibility and liquidity position. Please refer to the below discussion of business outlook and Part II, Item 1A, "Risk Factors" for additional information related to the potential impacts of the COVID-19 coronavirus pandemic on the Company.

Highlights from the first quarter ended March 31, 2020 include (refer to the discussion of segment and consolidated results included within Results of Operations below, as well as Liquidity and Capital Resources, for additional information pertaining to the key drivers impacting these highlights):

•
Revenues for the first quarter ended March 31, 2020 increased approximately 21% compared with the first quarter ended March 31, 2019. The primary drivers for this increase were the acquisition of Clean Earth and increased revenue related to maintenance-of-way equipment sales in the Harsco Rail Segment, partially offset by the impact of foreign currency translation and modestly lower customer productions in the Harsco Environmental Segment inclusive of the impacts from the COVID-19 coronavirus pandemic.

•
Operating income from continuing operations for the first quarter ended March 31, 2020 decreased approximately 85% compared with the first quarter ended March 31, 2019. The primary drivers for this decrease were incremental strategic costs of approximately $11 million, primarily to support the ESOL acquisition, decreased customer production levels in the Harsco Environmental Segment inclusive of the impacts of the COVID-19 coronavirus pandemic, severance costs of approximately $5 million in the Harsco Environmental Segment and the mix of maintenance-of-way equipment sales in the Harsco Rail Segment. These decreases were partially offset by the inclusion of Clean Earth operating results; lower selling, general and administrative expenses in the Harsco Environmental and Harsco Rail Segments and costs incurred in the Harsco Rail Segment during 2019 that did not repeat in 2020 related to the consolidation of U.S. manufacturing and distribution into a single facility.

•
Diluted loss per common share from continuing operations attributable to Harsco Corporation for the first quarter ended March 31, 2020 were $0.11, a decrease of approximately 185% compared with the Diluted earnings per common share from continuing operations during first quarter ended March 31, 2019. In addition to the factors noted above for revenue and operating income from continuing operations, the primary driver of this decrease was increased interest expense.

•
Cash flows used by operating activities for the three months ended March 31, 2020 were $11.5 million, a decrease of $26.4 million compared with the Cash flows from operating activities for the three months ended March 31, 2019. The primary driver for this decrease was lower net income (excluding the impacts of the IKG sale), including the strategic costs principally related to the ESOL acquisition.

Looking forward, the Company expects a positive long-term outlook across all businesses, however results during the evolving COVID-19 coronavirus pandemic will be negatively impacted. The Company’s view for the remainder of 2020 and beyond is supported by the below factors, which should be considered in the context of other risks, trends and strategies in the Company's Annual Report on Form 10-K for the year ended December 31, 2019 together with those described in Part II, Item 1A, "Risk Factors.":

•
As a result of the evolving impact of the COVID-19 coronavirus pandemic on the global economy, the Company is anticipating a further slow-down in customer demand and increased business disruption, the extent and duration of which is not presently known. The Company continues to operate in most countries around the world in which it has a presence, including as a provider of essential services in the U.S., and the Company is continuing to work diligently and safely to provide customers with services and products.

•
The Harsco Environmental Segment continues to operate in most countries around the world in which it has a presence to support critical metal production, although the Company expects an overall decline in global steel production, including a limited number of locations where mills are temporarily idled. Over the longer-term the Company expects that Harsco Environmental Segment growth will be driven by investments, innovation and economic growth that supports higher customer steel production. In addition, new site (contract) contributions are expected to outpace site exits during 2020.

•
The Harsco Clean Earth Segment locations are currently operating as an essential services provider throughout the U.S., enabling the business to continue to perform critical environmental services despite mandated closures for non-essential businesses in certain states. However, in the near term it is likely that a decrease in construction related activity, resulting from the COVID-19 coronavirus pandemic, may impact the contaminated materials line of business. The immediate impact of the COVID-19 coronavirus pandemic on the hazardous waste line of business, including the recently announced ESOL acquisition, will vary by ultimate end market with certain end-markets such as medical waste and retail, as well as the dredged materials line of business, being more resilient. Over the longer-term the Company expects growth opportunities, including the recently completed ESOL transaction, positive market trends, operational synergy opportunities and the less cyclical nature of this business to provide favorable returns on the Company's recent investments.

•
The Harsco Rail Segment continues to fulfill orders critical to global transportation and is on track to increase capacity during the remainder of 2020 through its Supply Chain Operation Recovery program to a level required to deliver on its backlog. In the near term, the Harsco Rail Segment may be impacted by a decrease in certain short-cycle and equipment sales as a result of the COVID-19 coronavirus pandemic, primarily in the U.S. Overall, the Harsco Rail Segment is supported by record backlog, which grew during the first quarter of 2020, and the longer-term outlook for this business remains strong.

•	The Company anticipates moderately higher selling, general and administrative costs in the Harsco Rail Segment, necessary to support anticipated volume increases and growth.

•
The Company anticipates lowering 2020 capital expenditures by approximately $75 million from an originally expected range of $170 million to $180 million with the goal of preserving positive free cash flow (cash flows from operations; deduct capital expenditures; add back proceeds from asset sales) for the year.

•	The Company anticipates additional corporate cost reductions during 2020 to offset the impact of the COVID-19 coronavirus pandemic.

•
Interest expense for 2020 is expected to increase due to higher average debt balances during 2020 and the impact of a higher weighted-average interest rate resulting from the issuance of the 5.75% Notes in 2019 and the New Term Loan.

•
Net periodic pension cost will decrease by approximately $12 million during 2020 which will primarily be reflected in the caption Defined benefit pension (income) expense on the Condensed Consolidated Statement of Operations. The decrease is primarily the result of higher plan asset values at December 31, 2019.

Results of Operations

Segment Results

	Three Months Ended
	March 31
(In millions, except percentages)	2020	2019
Revenues:
Harsco Environmental	$241.6	$261.3
Harsco Clean Earth	78.8	—
Harsco Rail	78.5	68.6
Total Revenues	$398.8	$329.9
Operating Income (Loss):
Harsco Environmental	$10.5	$24.5
Harsco Clean Earth	4.2	—
Harsco Rail	6.5	5.4
Corporate	(18.4)	(10.1)
Total Operating Income:	$2.9	$19.8
Operating Margins:
Harsco Environmental	4.4%	9.4%
Harsco Clean Earth	5.4	—
Harsco Rail	8.2	7.9
Consolidated Operating Margin	0.7%	6.0%

Harsco Environmental Segment:

March 31, 2020
Significant Effects on Revenues (In millions)	Three Months Ended
Revenues — 2019	$261.3
Impact of foreign currency translation.	(10.6)
Net impact of new and lost contracts.	(6.8)
Net effects of price/volume changes, primarily attributable to volume changes.	(2.3)
Revenues — 2020	$241.6

Factors Positively Affecting Operating Income:

•	Lower selling, general and administrative expenses improved operating income by $2.8 million during the first quarter of 2020 compared to the same period in the prior year.

•	Operating income was positively affected by improved pricing and lower costs for both abrasives and roofing materials during the first quarter of 2020 compared with the same period in the prior year.

Factors Negatively Impacting Operating Income:

•
Overall steel production by customers under environmental services contracts, including the impact of new and exited contracts, decreased modestly for the first quarter of 2020 compared with the same period in the prior year. Additionally, estimated customer mill utilization decreased 8% compared with the same period in the prior year.

•
Operating results for the first quarter of 2020 were also negatively impacted by $5.2 million of employee termination benefit costs incurred to improve operational efficiency and support near-term financial performance.

•	Foreign currency translation decreased operating income by $1.2 million for the first quarter of 2020 compared with the same period in the prior year.

•
Operating income for the first quarter of 2020 was negatively impacted by a $2.3 million gain during the first quarter of 2019 related to the recognition of a foreign currency cumulative translation adjustment resulting from the substantial liquidation of a subsidiary that did not repeat.

Harsco Clean Earth Segment:
The Company acquired Clean Earth on June 28, 2019 and the operating results are reflected in the Harsco Clean Earth Segment, which is a new reportable segment of the Company. Revenues and operating income for first quarter of 2020 were $78.8 million and $4.2 million, respectively.

Harsco Rail Segment:

March 31, 2020
Significant Effects on Revenues (In millions)	Three Months Ended
Revenues — 2019	$68.6
Net effect of price/volume changes, primarily attributable to volume changes.	10.7
Impact of foreign currency translation.	(0.8)
Revenues — 2020	$78.5

Factors Positively Affecting Operating Income:

•
Increased railway contracting services, primarily related to a new contract start in the U.S., increased operating income during the first quarter of 2020 compared with the same period in the prior year.

•
Results for the first quarter of 2019 included $2.6 million of costs associated with the consolidation of U.S. manufacturing and distribution into once facility that did not repeat during the first quarter of 2020.

Factors Negatively Impacting Operating Income:

•	The mix of maintenance-of-way equipment sales decreased operating income during the first quarter of 2020 compared with the same period in the prior year.

Consolidated Results

	March 31
	Three Months Ended
(In millions, except per share amounts)	2020	2019
Total revenues	$398.8	$329.9
Cost of services and products sold	316.5	251.2
Selling, general and administrative expenses	72.5	56.4
Research and development expenses	1.3	0.7
Other expenses, net	5.7	1.7
Operating income from continuing operations	2.9	19.8
Interest income	0.2	0.5
Interest expense	(12.6)	(5.5)
Unused debt commitment and amendment fees	(0.5)	—
Defined benefit pension income (expense)	1.6	(1.3)
Income tax benefit (expense)	0.7	(1.2)
Equity income of unconsolidated entities, net	0.1	—
Income (loss) from continuing operations	(7.7)	12.3
Gain on sale of discontinued business	18.5	—
Income (loss) from discontinued businesses	(0.2)	13.8
Income tax expense related to discontinued operations	(9.3)	(3.5)
Income from discontinued operations	8.9	10.2
Net income	1.2	22.5
Total other comprehensive income (loss)	(30.0)	4.5
Total comprehensive income (loss)	(28.8)	27.1
Diluted earnings (loss) per common share from continuing operations attributable to Harsco Corporation common stockholders	(0.11)	0.13
Effective income tax rate for continuing operations	8.0%	9.0%

Comparative Analysis of Consolidated Results

Revenues
Revenues for the first quarter of 2020 increased $68.9 million or 20.9% from the first quarter of 2019. Foreign currency translation decreased revenues by approximately $11 million for the first quarter of 2020 compared with the same period in the prior year. Refer to the discussion of segment results above for information pertaining to factors positively affecting and negatively impacting revenues.

Cost of Services and Products Sold
Cost of services and products sold for the first quarter of 2020 increased $65.3 million or 26.0% from the first quarter of 2019. The changes in cost of services and products sold were attributable to the following significant items:

March 31, 2020
(In millions)	Three Months Ended
Impact of Clean Earth acquisition	$63.4
Increased costs due to changes in revenues (exclusive of the Clean Earth acquisition and effects of foreign currency translation and including fluctuations in commodity costs included in selling prices)	12.9
Impact of foreign currency translation	(9.3)
Other	(1.7)
Total change in cost of services and products sold — 2020 vs. 2019	$65.3

Selling, General and Administrative Expenses
Selling, general and administrative expenses for the first quarter of 2020 increased $16.1 million or 28.5% from the first quarter of 2019. This increase primarily relates to incremental strategic costs of approximately $11 million related to the acquisition of ESOL and the inclusion of selling, general and administrative expenses associated with the Clean Earth acquisition which occurred in June 2019.

Other Expenses, Net
The major components of this Condensed Consolidated Statements of Operations caption are as follows:

	Three Months Ended
	March 31
(In thousands)	2020	2019
Employee termination benefit costs	$5,455	$2,519
Other costs to exit activities	176	1,155
Impaired asset write-downs	69	214
Contingent consideration adjustments	—	369
Net gains	(19)	(2,271)
Other	52	(243)
Other expenses, net	$5,733	$1,743

Interest Expense
Interest expense during the first quarter of 2020 increased by $7.1 million compared with the first quarter 2019. This increase primarily relates to higher outstanding borrowings and weighted average interest rates primarily related to the June 2019 issuance of the 5.75% Notes.
Unused Debt Commitment and Amendment Fees
During the first quarter of 2020 the Company recognized $0.5 million of fees and other costs primarily related to the amendment of the Senior Secured Credit Facilities.

Defined Benefit Pension Income (Expense)
Defined benefit pension income for the first quarter of 2020 was $1.6 million, compared with defined benefit pension expense of $1.3 million for the first quarter of 2019. These changes are primarily the result of higher plan asset values at
December 31, 2019.

Income Tax Expense
Income tax benefit related to continuing operations for the first quarter 2020 was $0.7 million compared with income tax expense of $1.2 million for the first quarter of 2019. This change is the result of lower taxable income, primarily resulting from a net increase in strategic costs related to the ESOL acquisition, partially offset by a decreased income tax benefit recognized for stock-based compensation vesting during the first quarter of 2020 compared to the first quarter of 2019.

Income (Loss) from Continuing Operations
The Loss from continuing operations was $7.7 million for the first quarter 2020 compared with Income from continuing operations of $12.3 million in the first quarter of 2019. The primary drivers for this decrease, including segment operating results and selling, general and administrative expenses are noted above.

Gain on Sale of Discontinued Business
In January 2020 the Company sold IKG and recognized a gain on sale of $18.5 million pre-tax (or approximately $9 million after-tax) which has been recorded in the Company's Condensed Consolidated Statements of Operations as discontinued operations for the three months ended March 31, 2020.

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

Total Other Comprehensive Income (Loss)
Total other comprehensive loss was $30.0 million in the first quarter of 2020 compared with total other comprehensive income of $4.5 million in the first quarter of 2019. For the first quarter of 2020 the primary driver of this decrease is due to the strengthening of the U.S. against certain currencies including the impact of foreign currency translation of cumulative unrecognized actuarial losses on the Company’s pension obligations.

Liquidity and Capital Resources
In March 2020 the Company raised a New Term Loan of $280 million as a new tranche under the existing Senior Secured Credit Facilities. There were no borrowings outstanding under the New Term Loan at March 31, 2020. The New Term Loan was fully drawn on April 6, 2020 to partially fund the ESOL acquisition. Borrowings under the New Term Loan bear interest at a rate per annum ranging from 150 to 225 basis points over adjusted LIBOR (as defined in the Credit Agreement governing the Senior Secured Credit Facilities). The New Term Loan will mature on June 28, 2024. The Company also amended the Senior Secured Credit Facilities to, among other things, increase the net debt to consolidated adjusted EBITDA ratio covenant to 5.0 through December 2020, which decreases to 4.5 through December 2021 and 4.0 for periods thereafter.
Cash Flow Summary
The global economy has been under stress due to the impact of the COVID-19 coronavirus pandemic, the extent and duration of which is not presently known, and the Company expects its liquidity to be negatively impacted in the near term. As a result, the Company has taken significant proactive actions to minimize the operational and financial impacts. In addition, the Company is focused on actions to include adjusting its cost structure, reduce discretionary capital and operating expenditures, improve working capital, and to preserve its financial flexibility and liquidity position.

The Company currently expects to have sufficient financial liquidity and borrowing capacity to support the strategies within each of its businesses, inclusive of the impacts of the COVID-19 coronavirus pandemic and the financing of the ESOL acquisition. The Company currently expects operational and business needs to be met by cash provided by operations, supplemented with borrowings principally under the Senior Secured Credit Facility due to historic patterns of seasonal cash flow, the funding of various projects, and the impact of the COVID-19 coronavirus pandemic.

The Company’s cash flows from operating, investing and financing activities, as reflected on the Company's Condensed Consolidated Statements of Cash Flows, are summarized in the following table:

	Three Months Ended
	March 31
(In millions)	2020	2019
Net cash provided (used) by:
Operating activities	$(11.5)	$14.8
Investing activities	18.6	(38.6)
Financing activities	12.8	44.4
Effect of exchange rate changes on cash and cash equivalents, including restricted cash	(10.8)	—
Net change in cash and cash equivalents, including restricted cash	$9.1	$20.5

Net cash provided (used) by operating activities — Net cash used by operating activities in the first three months of 2020 was $11.5 million, a decrease of $26.4 million from net cash provided by operating activities in the first three months of 2019.  The primary drivers for this decrease were lower cash net income, including approximately $14 million of transaction related costs principally associated with the ESOL acquisition, partially offset by the decreases in working capital due principally to customer advances received by the Harsco Rail Segment.

Net cash provided (used by) investing activities — Net cash provided by investing activities in the first three months of 2020 was $18.6 million, an increase of $57.3 million from the net cash used by investing activities in the first three months of 2019.  The increase was primarily due to the proceeds from the sale of the IKG business, net proceeds from the settlement of foreign currency forward exchange and a decrease in the purchases of property, plant and equipment, primarily in the Harsco Environmental Segment.

Net cash provided by financing activities — Net cash provided by financing activities in the first three months of 2020 was $12.8 million, a decrease of $31.6 million from net cash provided by financing activities in the first three months of 2019.  The change was primarily due to lower net cash borrowings of $17.9 million in the first three months of 2020 compared with net cash borrowings of $51.7 million in the three months of 2019; partially offset by a decrease in payment of employee taxes related to stock-based compensation vesting.

Effect of exchange rate changes on cash and cash equivalents, including restricted cash — The decrease is due to the impact of the significant strengthening of the U.S. dollar against certain currencies during the first quarter of 2020 on the global cash balances held by the Company in these currencies, including balances held in the Company’s multicurrency cash pool. The most significant impacts were the Australian dollar, the Mexican peso, the Canadian dollar and the Brazilian real.
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

Summary of Senior Secured Credit Facility Borrowings(a): (In millions)	March 31 2020	December 31 2019
By type:
Revolving Credit Facility	$80.0	$67.0
Term Loan Facility	218.2	218.2
5.75% Notes	500.0	500.0
Total	$798.2	$785.2

(a)	All amounts outstanding under the Senior Secured Credit Facility are classified as long-term on the Company's Condensed Consolidated Balance Sheets at both March 31, 2020 and December 31, 2019.

	March 31, 2020
(In millions)	Facility Limit	Outstanding Balance	Outstanding Letters of Credit	Available Credit
Multi-year revolving credit facility	$700.0	$80.0	$25.4	$594.6

Debt Covenants
The Senior Secured Credit Facility contains a consolidated net debt to consolidated adjusted EBITDA ratio covenant, which is not to exceed 5.0 through December 2020, which decreases to 4.5 through December 2021 and to 4.0 for periods thereafter; and a minimum consolidated adjusted EBITDA to consolidated interest charges ratio covenant, which is not to be less than 3.0.  At March 31, 2020 the Company was in compliance with these covenants, as the total net debt to adjusted EBITDA ratio was 2.6 and total interest coverage ratio was 5.9. Based on balances and covenants in effect at March 31, 2020 the Company could increase net debt by $675.1 million and remain in compliance with these debt covenants. Alternatively, adjusted EBITDA could decrease by $135.0 million, and the Company would remain in compliance with these covenants. The Company has estimated the negative impact of COVID-19 on its financial position, results of operations and cash flows, and believes it will continue to maintain compliance with these covenants.  However, due to the inherent uncertainty of the COVID-19 pandemic on the Company’s businesses, the Company’s estimates of the achievement of these covenants could change in the future.

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

At March 31, 2020 the Company's consolidated cash and cash equivalents included $60.5 million held by non-U.S. subsidiaries. At March 31, 2020 less than 2% of the Company's consolidated cash and cash equivalents had regulatory restrictions that would preclude the transfer of funds with and among subsidiaries. Non-U.S. subsidiaries also held $22.2 million of cash and cash equivalents in consolidated strategic ventures. The strategic venture agreements may require strategic venture partner approval to transfer funds with and among subsidiaries. While the Company's remaining non-U.S. cash and cash equivalents can be transferred with and among subsidiaries, the majority of these non-U.S. cash balances will be used to support the ongoing working capital needs and continued growth of the Company's non-U.S. operations.

Recently Adopted and Recently Issued Accounting Standards

Information on recently adopted and recently issued accounting standards is included in Note 2, Recently Adopted and Recently Issued Accounting Standards, in Part I, Item 1, Financial Statements.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risks have not changed significantly from those disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

ITEM 4.        CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
 As of March 31, 2020 an evaluation was performed, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15 under the Securities and Exchange Act of 1934, as amended (the "Exchange Act"). Based upon that evaluation, such officers concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act (1) is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and (2) is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting
On June 28, 2019 the Company acquired CEHI Acquisition Corporation and Subsidiaries ("Clean Earth"). As a result, the Company is currently integrating Clean Earth's operations into its overall system of internal control over financial reporting. Under the guidelines established by the Securities and Exchange Commission, companies are permitted to exclude acquisitions from their assessment of internal control over financial reporting during the first year of acquisition. The Company expects to include Clean Earth in the assessment of internal control over financial reporting for 2020.

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

PART II — OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS
Information on legal proceedings is included in Note 12, Commitments and Contingencies, in Part I, Item 1, Financial Statements.

ITEM 1A.     RISK FACTORS

The Company's risk factors as of March 31, 2020 have not changed materially from those described in Part 1, Item 1A, "Risk Factors" of the Company's Annual Report on Form 10-K for the year ended December 31, 2019, except for the risk factor below.

Outbreaks of disease and health epidemics, such as the COVID-19 coronavirus pandemic, could have a negative impact on the Company's business revenues, financial position, results of operations and/or stock price.
In late December 2019 a notice of pneumonia of unknown cause originating from Wuhan, Hubei province of China was reported to the World Health Organization. A novel coronavirus called COVID-19 was identified, with cases soon confirmed in multiple provinces in China, as well as in several other countries. On March 2, 2020, the World Health Organization declared the coronavirus outbreak a “pandemic”, which is disease that is widespread around the world with an impact on society. Since that time the virus has been identified in virtually every country, travel to and from most countries has been suspended or restricted by air carriers and foreign governments, and extended shutdowns of certain businesses and other activities in many countries, including the United States and Europe, continue. This has led to disruptions in global supply chains, as well as steep downturns and price volatility in equity markets.

The COVID-19 coronavirus pandemic continues to impact worldwide economic activity and pose the risk that the Company or its employees, contractors, suppliers, customers and other business partners may be prevented from conducting certain business activities for an indefinite period of time, including due to shutdowns that may be requested or mandated by governmental authorities or otherwise elected by companies as a preventive measure. In addition, mandated government authority measures or other measures elected by companies as preventative measures may lead to the Company's customers being unable to complete purchases or other activities. For example, a limited number of Company operations in South America have currently been shut down as the result of government decrees that have been issued in those countries.  Certain Company operations have also been temporarily restricted or halted in Europe, North American and South America due to customer operational decisions.

The COVID-19 coronavirus pandemic may have an adverse effect on the Company's operations and, given the uncertainty around the extent and timing of the potential future spread or mitigation and around the imposition or relaxation of protective measures, the Company cannot reasonably estimate the impact to the Company's future results of operations, cash flows, financial condition or stock price.

ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On May 2, 2018 the Company announced that the Board of Directors adopted a share repurchase program, authorizing the Company to repurchase up to $75,000,000 of outstanding shares of the Company’s common stock through April 24, 2021. The Company did not purchase any shares of common stock under this program during the quarter ended March 31, 2020. The approximate dollar value of shares that may yet be purchased under the share repurchase program is $13,151,485. When and if appropriate, repurchases are made in open market transactions, depending on market conditions.  Share repurchases may not occur and may be discontinued at any time.

ITEM 6.        EXHIBITS

The following exhibits are included as part of this report by reference:

Exhibit Number	Description
2.1
Sale and Purchase Agreement by and among Harsco Corporation, Harsco Mexico Holding, S.A. de C.V. and Sidero Inc., dated as of January 9, 2020 (incorporated by reference to the Company's Current Report on Form 8-K dated January 15, 2020, Commission File Number 001-03970).*

2.2	Amendment to Sale and Purchase Agreement, dated January 30, 2020, by and among Harsco Corporation, Harsco Mexico Holding, S.A. de C.V. and Sidero Inc.
2.3
Stock Purchase Agreement, dated as of February 6, 2020 by and among Stericycle, Inc., CEI Holding , LLC and solely with respect to Section 11.16 thereof, Harsco Corporation (incorporated by reference to the Company's Current Report on Form 8-K dated February 12, 2020, Commission File Number 001-03970).*

10.1
Amendment No. 5, dated March 31, 2020, among Harsco Corporation, the subsidiaries of the Company party thereto, Citibank N.A., as administrative agent and collateral agent, and the lenders party thereto (incorporated by reference to the Company's Current Report on Form 8-K dated March 31, 2020, Commission File Number 001-03970).

10.2	Form of RSU Award Agreement (for awards granted on or after March 10, 2020).
10.3	Form of PSU Award Agreement (for awards granted on or after March 10, 2020).
10.4	Form of SAR Award Agreement (for awards granted on or after March 10, 2020).
31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chairman, President and Chief Executive Officer).
31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).
32	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chairman, President and Chief Executive Officer and Chief Financial Officer).
101.Def	Definition Linkbase Document
101.Pre	Presentation Linkbase Document
101.Lab	Labels Linkbase Document
101.Cal	Calculation Linkbase Document
101.Sch	Schema Document
101.Ins	Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
* Schedules and similar exhibits, attachments and annexes have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company will furnish copies of any such schedules exhibits, attachments and annexes to the U.S. Securities and Exchange Commission upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HARSCO CORPORATION
(Registrant)

DATE	May 8, 2020	/s/ PETER F. MINAN
Peter F. Minan
Senior Vice President and Chief Financial Officer
(On behalf of the registrant and as Principal Financial Officer)

DATE	May 8, 2020	/s/ SAMUEL C. FENICE
Samuel C. Fenice
Vice President and Corporate Controller
(Principal Accounting Officer)