Form 10-Q
period 2020-06-30
HARSCO CORP
filed 2020-08-05
CIK 45876

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2020
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐  NO ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2020
Common stock, par value $1.25 per share	78,903,587

HARSCO CORPORATION
FORM 10-Q

Glossary of Defined Terms

Unless the context requires otherwise, "Harsco," the "Company," "we," "our," or "us" refers to Harsco Corporation on a consolidated basis. The Company also uses several other terms in this Quarterly Report on Form 10-Q, which are further defined below:

Term	Description
AOCI	Accumulated Other Comprehensive Income (Loss)
AXC	The former Harsco Industrial Air-X-Changers business
CARES Act	Coronavirus Aid, Relief, and Economic Security Act
CCIRs	Cross-currency interest rate swaps
Clean Earth	CEHI Acquisition Corporation and Subsidiaries
COVID-19	the COVID-19 coronavirus pandemic
Credit Agreement	Credit Agreement governing the Senior Secured Credit Facilities
DEA	United States Drug Enforcement Agency
DTSC	California Department of Toxic Substances Control
EBITDA	Earnings before interest, tax, depreciation and amortization
ESOL	Stericycle Environmental Solutions business
FASB	Financial Accounting Standards Board
IBORs	Interbank offered rates
ICMS	Type of value-added tax in Brazil
IKG	The former Harsco Industrial IKG business
ISDA	International Swaps and Derivatives Association
LIBOR	London Interbank Offered Rates
New Term Loan	$280 term loan raised in March 2020 under the Senior Secured Credit Facilities maturing on June 28, 2024
Notes	5.75% Notes due July 31, 2027
OCI	Other Comprehensive Income (Loss)
Original Term Loan	Term loan issued under the Senior Secured Credit Facilities maturing on December 8, 2024
PA DEP	Pennsylvania Department of Environmental Protection
PK	The former Harsco Industrial Patterson-Kelley business
Revolving Credit Facility	Multi-year revolving credit facility under the Senior Secured Credit Facility with a facility limit of $700 million
SBB	Federal railway system of Switzerland
SCE	Supreme Council for Environment in Bahrain
SEC	Securities and Exchange Commission
Senior Secured Credit Facilities	Primary source of borrowings comprised of the Revolving Credit Facility, Original Term Loan and New Term Loan
SPRA	State Revenue Authorities from the State of São Paulo, Brazil
TSDF	Treatment, storage, and disposal facility permits issued under the Resource Conservation and Recovery Act
U.S. GAAP	Accounting principles generally accepted in the U.S.

PART I — FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

HARSCO CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands)	June 30 2020	December 31 2019
ASSETS
Current assets:
Cash and cash equivalents	$81,784	$57,259
Restricted cash	2,267	2,473
Trade accounts receivable, net	406,565	309,990
Other receivables	19,601	21,265
Inventories	173,573	156,991
Current portion of contract assets	59,026	31,166
Current portion of assets held-for-sale	—	22,093
Other current assets	55,270	51,575
Total current assets	798,086	652,812
Property, plant and equipment, net	634,352	561,786
Right-of-use assets, net	101,743	52,065
Goodwill	881,665	738,369
Intangible assets, net	449,445	299,082
Deferred income tax assets	9,468	14,288
Assets held-for-sale	—	32,029
Other assets	51,515	17,036
Total assets	$2,926,274	$2,367,467
LIABILITIES
Current liabilities:
Short-term borrowings	$2,719	$3,647
Current maturities of long-term debt	2,709	2,666
Accounts payable	211,615	176,755
Accrued compensation	33,913	37,992
Income taxes payable	14,691	18,692
Insurance liabilities	11,293	10,140
Current portion of advances on contracts	50,318	53,906
Current portion of operating lease liabilities	27,850	12,544
Current portion of liabilities of assets held-for-sale	—	11,344
Other current liabilities	157,876	137,208
Total current liabilities	512,984	464,894
Long-term debt	1,242,321	775,498
Insurance liabilities	14,326	18,515
Retirement plan liabilities	156,352	189,954
Advances on contracts	48,183	6,408
Operating lease liabilities	71,553	36,974
Liabilities of assets held-for-sale	—	12,152
Environmental liabilities	30,027	5,600
Other liabilities	86,012	67,813
Total liabilities	2,161,758	1,577,808

(In thousands)	June 30 2020	December 31 2019
COMMITMENTS AND CONTINGENCIES
HARSCO CORPORATION STOCKHOLDERS’ EQUITY
Preferred stock	—	—
Common stock	144,245	143,400
Additional paid-in capital	203,916	200,595
Accumulated other comprehensive loss	(603,618)	(587,622)
Retained earnings	1,813,639	1,824,100
Treasury stock	(843,003)	(838,893)
Total Harsco Corporation stockholders’ equity	715,179	741,580
Noncontrolling interests	49,337	48,079
Total equity	764,516	789,659
Total liabilities and equity	$2,926,274	$2,367,467

See accompanying notes to unaudited condensed consolidated financial statements.

HARSCO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended				Six Months Ended
	June 30				June 30
(In thousands, except per share amounts)	2020		2019		2020	2019
Revenues from continuing operations:
Service revenues	$345,578		$238,003		$636,917	$467,523
Product revenues	101,703		112,895		209,205	213,277
Total revenues	447,281		350,898		846,122	680,800
Costs and expenses from continuing operations:
Cost of services sold	285,822		186,840		522,141	368,711
Cost of products sold	78,320		79,355		158,469	148,664
Selling, general and administrative expenses	80,771		67,501		153,270	123,907
Research and development expenses	792		1,120		2,052	1,869
Other (income) expenses, net	(292)		(1,717)		5,441	26
Total costs and expenses	445,413		333,099		841,373	643,177
Operating income from continuing operations	1,868		17,799		4,749	37,623
Interest income	816		591		1,009	1,124
Interest expense	(14,953)		(6,103)		(27,602)	(11,610)
Unused debt commitment and amendment fees	(1,432)		(7,435)		(1,920)	(7,435)
Defined benefit pension income (expense)	1,723		(1,472)		3,312	(2,810)
Income (loss) from continuing operations before income taxes and equity income	(11,978)		3,380		(20,452)	16,892
Income tax benefit (expense)	2,304		(3,994)		2,986	(5,213)
Equity income of unconsolidated entities, net	71		49		167	70
Income (loss) from continuing operations	(9,603)		(565)		(17,299)	11,749
Discontinued operations:
Gain (loss) on sale of discontinued business	(91)		—		18,371	—
Income from discontinued businesses	524		9,936		299	23,686
Income tax benefit (expense) related to discontinued businesses	(285)		1,558		(9,599)	(1,969)
Income from discontinued operations	148		11,494		9,071	21,717
Net income (loss)	(9,455)		10,929		(8,228)	33,466
Less: Net income attributable to noncontrolling interests	(1,147)		(2,287)		(2,233)	(4,127)
Net income (loss) attributable to Harsco Corporation	$(10,602)		$8,642		$(10,461)	$29,339
Amounts attributable to Harsco Corporation common stockholders:
Income (loss) from continuing operations, net of tax	$(10,750)		$(2,852)		$(19,532)	$7,622
Income from discontinued operations, net of tax	148		11,494		9,071	21,717
Net income (loss) attributable to Harsco Corporation common stockholders	$(10,602)		$8,642		$(10,461)	$29,339
Weighted-average shares of common stock outstanding	78,987		80,328		78,874	80,119
Basic earnings (loss) per common share attributable to Harsco Corporation common stockholders:
Continuing operations	$(0.14)		$(0.04)		$(0.25)	$0.10
Discontinued operations	—		0.14		0.12	0.27
Basic earnings (loss) per share attributable to Harsco Corporation common stockholders	$(0.13)	(a)	$0.11	(a)	$(0.13)	$0.37
Diluted weighted-average shares of common stock outstanding	78,987		80,328		78,874	82,074
Diluted earnings (loss) per common share attributable to Harsco Corporation common stockholders:
Continuing operations	$(0.14)		$(0.04)		$(0.25)	$0.09
Discontinued operations	—		0.14		0.12	0.26
Diluted earnings (loss) per share attributable to Harsco Corporation common stockholders	$(0.13)	(a)	$0.11	(a)	$(0.13)	$0.36	(a)
(a)  Does not total due to rounding

See accompanying notes to unaudited condensed consolidated financial statements.

HARSCO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

	Three Months Ended
	June 30
(In thousands)	2020	2019
Net income (loss)	$(9,455)	$10,929
Other comprehensive income (loss):
Foreign currency translation adjustments, net of deferred income taxes of $(659) and $(1,383) in 2020 and 2019, respectively	5,795	(8,950)
Net income (loss) on cash flow hedging instruments, net of deferred income taxes of $(251) and $196 in 2020 and 2019, respectively	328	(1,024)
Pension liability adjustments, net of deferred income taxes of $(323) and $(379) in 2020 and 2019, respectively	6,921	13,562
Unrealized gain (loss) on marketable securities, net of deferred income taxes of $4 and $(3) in 2020 and 2019, respectively	(13)	10
Total other comprehensive income	13,031	3,598
Total comprehensive income	3,576	14,527
Less: Comprehensive income attributable to noncontrolling interests	(1,319)	(1,687)
Comprehensive income attributable to Harsco Corporation	$2,257	$12,840

	Six Months Ended
	June 30
(In thousands)	2020	2019
Net income (loss)	$(8,228)	$33,466
Other comprehensive income (loss):
Foreign currency translation adjustments, net of deferred income taxes of $(4,741) and $(252) in 2020 and 2019, respectively	(52,771)	504
Net loss on cash flow hedging instruments, net of deferred income taxes of $266 and $1,141 in 2020 and 2019, respectively	(1,359)	(4,171)
Pension liability adjustments, net of deferred income taxes of $(2,033) and $(721) in 2020 and 2019, respectively	37,190	11,771
Unrealized gain (loss) on marketable securities, net of deferred income taxes of $12 and $(8) in 2020 and 2019, respectively	(31)	25
Total other comprehensive income (loss)	(16,971)	8,129
Total comprehensive income (loss)	(25,199)	41,595
Less: Comprehensive income attributable to noncontrolling interests	(1,258)	(3,947)
Comprehensive income (loss) attributable to Harsco Corporation	$(26,457)	$37,648

See accompanying notes to unaudited condensed consolidated financial statements.

HARSCO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
	June 30
(In thousands)	2020	2019
Cash flows from operating activities:
Net income (loss)	$(8,228)	$33,466
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation	61,512	59,857
Amortization	15,672	5,792
Deferred income tax benefit	(655)	(3,823)
Equity income of unconsolidated entities, net	(167)	(70)
Gain on sale from discontinued business	(18,371)	—
Other, net	(2,244)	2,561
Changes in assets and liabilities, net of acquisitions and dispositions of businesses:
Accounts receivable	16,534	(27,034)
Inventories	(16,666)	(20,497)
Contract assets	(28,934)	(69)
Right-of-use assets	11,834	7,228
Accounts payable	(8,119)	10,917
Accrued interest payable	(2,940)	285
Accrued compensation	(4,767)	(14,525)
Advances on contracts	35,836	(10,381)
Operating lease liabilities	(11,596)	(6,894)
Retirement plan liabilities, net	(19,026)	(13,146)
Income taxes payable - Gain on sale of discontinued businesses	3,467	—
Other assets and liabilities	(1,621)	(18,295)
Net cash provided by operating activities	21,521	5,372
Cash flows from investing activities:
Purchases of property, plant and equipment	(51,213)	(91,201)
Purchases of businesses, net of cash acquired	(442,604)	(584,485)
Proceeds from sale of discontinued business, net	37,219	—
Proceeds from sales of assets	3,952	2,205
Expenditures for intangible assets	(42)	(525)
Net proceeds (payments) from settlement of foreign currency forward exchange contracts	765	(691)
Payments for interest rate swap terminations	—	(2,758)
Other investing activities, net	59	—
Net cash used by investing activities	(451,864)	(677,455)
Cash flows from financing activities:
Short-term borrowings, net	2,677	84
Current maturities and long-term debt:
Additions	528,601	740,360
Reductions	(62,406)	(3,333)
Dividends paid to noncontrolling interests	—	(3,098)
Sale of noncontrolling interests	—	876
Stock-based compensation - Employee taxes paid	(4,093)	(11,167)
Deferred financing costs	(1,928)	(9,464)
Other financing activities, net	(1,371)	—
Net cash provided by financing activities	461,480	714,258
Effect of exchange rate changes on cash and cash equivalents, including restricted cash	(6,818)	(242)
Net increase in cash and cash equivalents, including restricted cash	24,319	41,933
Cash and cash equivalents, including restricted cash, at beginning of period	59,732	67,146
Cash and cash equivalents, including restricted cash, at end of period	$84,051	$109,079
Supplementary cash flow information:
Change in accrual for purchases of property, plant and equipment included in accounts payable	$1,085	$12,804

See accompanying notes to unaudited condensed consolidated financial statements.

HARSCO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (Unaudited)

	Harsco Corporation Stockholders’ Equity
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests
(In thousands, except share amounts)	Issued	Treasury					Total
Balances, December 31, 2018	$141,842	$(795,821)	$190,597	$1,298,752	$(567,107)	$45,113	$313,376
Adoption of new accounting standards				21,429	(21,429)		—
Net income				20,697		1,840	22,537
Total other comprehensive income, net of deferred income taxes of $1,729					4,111	420	4,531
Sale of subsidiary shares to noncontrolling interest						876	876
Stock appreciation rights exercised, net 927 shares	2	(8)	(2)				(8)
Vesting of restricted stock units and other stock grants, net 94,229 shares	198	(1,456)	(198)				(1,456)
Vesting of performance share units, net 529,213 shares	1,136	(8,235)	(1,149)				(8,248)
Amortization of unearned portion of stock-based compensation, net of forfeitures			3,664				3,664
Balances, March 31, 2019	143,178	(805,520)	192,912	1,340,878	(584,425)	48,249	335,272
Net income				8,642		2,287	10,929
Cash dividends declared:
Noncontrolling interests						(4,690)	(4,690)
Total other comprehensive income, net of deferred income taxes of $(1,569)					4,196	(598)	3,598
Contributions receivable from noncontrolling interest (a)						3,150	3,150
Stock appreciation rights exercised, net 10,216 shares	18	(108)	(18)				(108)
Vesting of restricted stock units and other stock grants, net 99,134 shares	198	(1,375)	(198)				(1,375)
Amortization of unearned portion of stock-based compensation, net of forfeitures			2,338				2,338
Balances, June 30, 2019	$143,394	$(807,003)	$195,034	$1,349,520	$(580,229)	$48,398	$349,114
(a) Cash contribution was received during July 2019.

	Harsco Corporation Stockholders’ Equity
(In thousands, except per share amounts)	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests
	Issued	Treasury					Total
Balances, December 31, 2019	$143,400	$(838,893)	$200,595	$1,824,100	$(587,622)	$48,079	$789,659
Net income				141		1,086	1,227
Total other comprehensive loss, net of deferred income taxes of $(5,267)					(28,854)	(1,148)	(30,002)
Vesting of restricted stock units and other stock grants, net 104,840 shares	230	(889)	(230)				(889)
Vesting of performance share units, net 265,151 shares	589	(3,205)	(589)				(3,205)
Amortization of unearned portion of stock-based compensation, net of forfeitures			2,080				2,080
Balances, March 31, 2020	144,219	(842,987)	201,856	1,824,241	(616,476)	48,017	758,870
Net income				(10,602)	$—	1,147	(9,455)
Total other comprehensive income, net of deferred income taxes of $(1,229)					12,858	173	13,031
Stock appreciation rights exercised, net 6,744 shares	8	(16)	(8)				(16)
Vesting of restricted stock units and other stock grants, net 14,211 shares	18	—	(18)				—
Amortization of unearned portion of stock-based compensation, net of forfeitures			2,086				2,086
Balances, June 30, 2020	$144,245	$(843,003)	$203,916	$1,813,639	$(603,618)	$49,337	$764,516

See accompanying notes to unaudited condensed consolidated financial statements.

HARSCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.     Basis of Presentation

The Company has prepared these unaudited condensed consolidated financial statements in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the SEC. Accordingly, the unaudited condensed consolidated financial statements do not include all information and disclosure required by U.S. GAAP for annual financial statements. The December 31, 2019 Condensed Consolidated Balance Sheet information contained in this Quarterly Report on Form 10-Q was derived from the 2019 audited consolidated financial statements.  The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements, including the notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. In the opinion of management, all adjustments (all of which are of a normal recurring nature) that are necessary for a fair statement are reflected in the unaudited condensed consolidated financial statements.

Restricted Cash
The Company had restricted cash of $2.3 million and $2.5 million at June 30, 2020 and December 31, 2019, respectively, and the restrictions are primarily related to collateral provided for certain guarantees of the Company's performance.

Acquisition of ESOL
On April 6, 2020 the Company completed the previously announced acquisition of ESOL, an established waste transportation, processing and services provider with a comprehensive portfolio of disposal solutions for customers primarily across the industrial, retail and healthcare markets from Stericycle, Inc. for $438.8 million in cash, subject to post-closing adjustments. See Note 3, Acquisitions and Dispositions, for additional information.

Segment Reporting
The Company reports information about operating segments using the "management approach," which is based on the way management organizes and reports the segments within the enterprise for making operating decisions and assessing performance. The Company's reportable segments are identified based upon differences in products, service and markets served. The Company has determined that the operations of ESOL will be combined and included as part of the Harsco Clean Earth Segment.

Impact of COVID-19
Beginning in early 2020 overall global economic conditions were significantly impacted by COVID-19. The continuing impact of COVID-19 on the Company varies by end market as well as local conditions (including applicable government mandates) and is continually evolving. The ultimate duration and impact of COVID-19 on the Company and its customers' operations is presently unclear, though the Company continues to operate as a provider of certain essential services in the U.S. and most other countries. The Company continues to take significant and proactive actions to protect all stakeholders and to minimize the operational and financial impacts of COVID-19 where possible.

The Company did not record any long-lived asset impairments, indefinite-lived asset impairments, goodwill impairments, significant inventory write-downs or incremental accounts receivable reserves for current expected credit losses during the three months or six months ended June 30, 2020, however such charges are possible in future periods, which could have an adverse effect on the Company's future results of operations, cash flows, or financial condition.

Discontinued Operations
In January 2020 the Company sold IKG and together with the 2019 sales of AXC and PK, this completes the divestiture of the former Harsco Industrial Segment originally announced in May 2019. These disposals represent a strategic shift and accelerated the transformation of the Company's portfolio of businesses into a leading provider of environmental solutions and services. As a result of these disposals (i) the carrying value of the remaining assets and liabilities of the Harsco Industrial Segment have been classified as Assets held-for-sale and Liabilities of assets held-for-sale on the Company's December 31, 2019 Condensed Consolidated Balance Sheets; (ii) the operating results of the Harsco Industrial Segment, costs directly related to the disposals, an allocation of interest expense associated with mandatory debt repayments required as a result of the disposals and the write-off of deferred financing costs resulting from the mandatory repayment have been reflected in the Company's Condensed Consolidated Statements of Operations as discontinued operations for all periods presented; and (iii) all disclosures have been updated to reflect these changes. See Note 3, Acquisitions and Dispositions, for additional information.

Reclassifications
Certain reclassifications have been made to prior year amounts to conform with current year classifications.

2.     Recently Adopted and Recently Issued Accounting Standards

The following accounting standards have been adopted in 2020:

On January 1, 2020 the Company adopted changes issued by the FASB which updated the impairment model for credit losses by requiring entities to use a forward-looking approach based on expected losses rather than incurred losses to estimate credit losses on certain types of financial instruments, including trade receivables. Provisions for receivables will be recorded as Allowance for expected credit losses, replacing the previously utilized Allowance for doubtful accounts. In addition, these changes required certain expanded disclosures. Other than changes in disclosure, these changes did not have a material impact on the Company's condensed consolidated financial statements as the calculation of expected credit losses did not yield results that were materially different from the methodology previously utilized by the Company. See Note 4, Accounts Receivable and Note Receivable for additional information.

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

On January 1, 2020 the Company adopted changes issued by FASB which modified the disclosure requirements for fair value measurements. The amendments in this update remove the requirement to disclose the amount of, and reasons for, transfers between Level 1 and Level 2 of the fair value hierarchy; the policy for timing of transfers between levels and the valuation processes for Level 3 fair value measurements. The changes require disclosure of changes in unrealized gains and losses for the period included in OCI for recurring Level 3 fair value measurements held at the end of the reporting period and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. Other than required expanded disclosures, the adoption of these changes did not have a material impact on the Company's condensed consolidated financial statements.
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

In March 2020 the FASB issued changes that provides companies with optional guidance to ease the potential accounting burden associated with transitioning from reference rates that are expected to be discontinued. In response to the concerns about risks of IBORs and, particularly, the risk of cessation of LIBOR, regulators in several jurisdictions around the world have undertaken reference rate reform initiatives to identify alternative reference rates that are more observable or transaction based and less susceptible to manipulation. The changes provide optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The changes can be adopted no later than December 31, 2022 with early adoption permitted. Management does not believe these changes will have a material impact on its condensed consolidated financial statements.

3. Acquisitions and Dispositions

ESOL
On April 6, 2020 the Company completed the previously announced acquisition of 100% of ESOL, an established waste transportation, processing and services provider with a comprehensive portfolio of disposal solutions for customers primarily across the industrial, retail and healthcare markets from Stericycle, Inc. for $438.8 million of cash consideration at closing, subject to normal working capital adjustments. In addition, as part of the acquisition, the Company entered into a non-compete agreement with Stericycle, Inc. Concurrent to the ESOL acquisition, the Company entered into an agreement with Stericycle Inc. related to certain Stericycle, Inc. customers who receive services from both ESOL and other Stericycle, Inc. businesses under a single contractual arrangement. The revenue pertaining to services rendered to these customers are invoiced centrally through Stericycle, Inc. billing systems and ESOL's portion of the revenue, less a management fee, is then distributed to the Company.

The preliminary fair value recorded for the assets acquired and liabilities assumed for ESOL is as follows:

	Preliminary Valuation
(In millions)	April 6 2020	Measurement Period Adjustments	June 30 2020
Cash and cash equivalents	$0.4	$—	$0.4
Trade accounts receivable	124.1	—	124.1
Inventory	5.0	—	5.0
Other current assets	0.7	—	0.7
Property, plant and equipment	105.3	—	105.3
Right-of-use assets	56.0	—	56.0
Goodwill	152.0	—	152.0
Intangible assets	161.0	—	161.0
Other assets	0.2	—	0.2
Accounts payable	(48.6)	—	(48.6)
Accrued expenses	(17.5)	—	(17.5)
Current portion of operating lease liabilities	(16.6)	—	(16.6)
Other current liabilities	(6.4)	—	(6.4)
Environmental liabilities	(24.4)	—	(24.4)
Deferred income taxes	(15.5)	—	(15.5)
Operating lease liabilities	(39.4)	—	(39.4)
Total identifiable net assets of ESOL	436.3	—	436.3
Non-compete agreement	2.5	—	2.5
Total identifiable net assets of ESOL	$438.8	$—	$438.8

The goodwill is primarily attributed to expected operational efficiencies and synergies from the expanded geographical scale of hazardous waste processing facilities resulting from combining the ESOL business with the existing Clean Earth business of the Company, as well as the value associated with the assembled workforce of ESOL. The Company expects $36.8 million of goodwill to be deductible for income tax purposes through 2030.

The following table details the preliminary valuation of identifiable intangible assets and amortization periods for ESOL and the non-compete entered into by the Company upon acquisition of ESOL:

		Preliminary Valuation
(Dollars in millions)	Weighted-Average Amortization Period	April 6 2020	Measurement Period Adjustments (a)	June 30 2020
Permits and rights	22 years	$138.0	$0.0	$138.0
Customer relationships	10 years	23.0	0.0	23.0
Total identifiable intangible assets of ESOL		161.0	0.0	161.0
Non-compete agreement	4 years	2.5	0.0	2.5
Total identifiable intangible assets acquired		$163.5	$0.0	$163.5

The Company valued the identifiable intangible assets using methodologies under the income approach including the multi-period excess earnings method, the distributor method, and the with-and-without method. The purchase price allocation for ESOL is not final and the fair value of intangible assets and goodwill may vary significantly from those reflected in the Company's condensed consolidated financial statements at June 30, 2020.

ESOL contributed revenue of $107.5 million and an operating loss of $1.9 million for both the three and six months ended June 30, 2020. The operations of ESOL have been combined and included as part of the Harsco Clean Earth Segment.

The three and six months ended June 30, 2020 include ESOL direct acquisition and integration costs of $17.2 million and $30.3 million, respectively, which are included in the Selling, general and administrative expenses, within the Corporate function, in the Company's Condensed Consolidated Statements of Operations. In addition to the acquisition and integration costs reflected in the Company's Condensed Consolidated Statements of Operations, the debt issuance costs associated with the issuance of debt to fund the acquisition are reflected, net of amortization subsequent to the acquisition date, as Long-term debt on the Company's Condensed Consolidated Balance Sheets.

Clean Earth
On June 28, 2019 the Company acquired 100% of the outstanding stock of Clean Earth, one of the largest U.S. providers of specialty waste processing and beneficial reuse solutions for hazardous wastes, contaminated materials and dredged volumes, for an enterprise valuation of approximately $625 million on a cash free, debt free basis, subject to normal working capital adjustments. The Company transferred approximately $628 million of cash consideration and agreed to reimburse the sellers for any usage of assumed net operating losses in a post-closing period for up to five years, the present value of which is estimated at approximately $8 million.

The fair value recorded for the assets acquired and liabilities assumed for Clean Earth is as follows:

	Final
(In millions)	June 28, 2019	Measurement Period Adjustments (a)	June 30 2020
Cash and cash equivalents (b)	$42.8	$(39.2)	$3.6
Trade accounts receivable, net	63.7	(1.2)	62.5
Other receivables	0.8	1.3	2.1
Other current assets	8.7	(1.4)	7.3
Property, plant and equipment	75.6	1.4	77.0
Right-of-use assets	14.4	11.4	25.8
Goodwill	313.8	16.8	330.6
Intangible assets	261.1	(18.9)	242.2
Other assets	4.0	(2.8)	1.2
Accounts payable	(23.0)	(0.1)	(23.1)
Acquisition consideration payable (b)	(39.2)	39.2	—
Other current liabilities	(18.0)	(1.7)	(19.7)
Net deferred taxes liabilities	(51.2)	5.5	(45.7)
Operating lease liabilities	(11.1)	(8.4)	(19.5)
Other liabilities	(6.5)	(2.1)	(8.6)
Total identifiable net assets of Clean Earth	$635.9	$(0.2)	$635.7
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

The following table details the preliminary valuation of identifiable intangible assets and amortization periods for Clean Earth:

		Final
(Dollars in millions)	Weighted-Average Amortization Period	Preliminary Valuation June 28, 2019	Measurement Period Adjustments (c)	June 30 2020
Permits	18 years	$176.1	$(6.0)	$170.1
Customer relationships	8 years	33.4	(12.9)	20.5
Air rights	Usage based (d)	25.6	—	25.6
Trade names	12 years	26.0	—	26.0
Total identifiable intangible assets of Clean Earth		$261.1	$(18.9)	$242.2
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

The three and six months ended June 30, 2019 include Clean Earth acquisition and integration costs of $12.0 million and $12.5 million, respectively which are included in Selling, general and administrative expenses in the Company’s Condensed Consolidated Statements of Operations.

Pro forma financial information
The pro forma information below gives effect to the Clean Earth acquisition as if it had been completed on January 1, 2018 and the ESOL acquisition as if it had been competed on January 1, 2019. The pro forma information is not necessarily indicative of the Company’s results of operations had the acquisitions been completed on the above dates, nor is it necessarily indicative of future results. The pro forma information does not reflect any cost savings from operating efficiencies or synergies that could result from the acquisitions and does not reflect the additional revenue opportunities following the acquisitions. The pro forma information below includes the adjustments necessary to reflect additional depreciation and amortization expense based on the estimated fair value and useful lives of intangible assets and fixed assets acquired; includes additional interest expense of approximately $4.7 million for the six months ended June 30, 2020 and $14.8 million and $29.4 million for the three and six months ended June 30, 2019, respectively,on the acquisition related borrowings used to finance the acquisitions and excludes certain directly attributable acquisition and integration costs and historic interest expense. These pro forma adjustments are subject to change as additional analysis is performed. The values assigned to the assets acquired and liabilities assumed are based on preliminary valuations, for the ESOL acquisition, and are subject to change as the Company obtains additional information during the remaining measurement period. In addition, the historical ESOL results included $8.9 million for the six months ended June 30, 2020 and $8.9 million and $17.8 million for the three and six months ended June 30, 2019, respectively, of corporate expenses charged to ESOL from Stericycle.

	Three Months Ended		Six Months Ended
	June 30		June 30
(In millions)	2020	2019	2020	2019
Pro forma revenues	$447.3	$564.4	$976.8	$1,078.1
Pro forma net income (including discontinued operations)	2.0	23.5	2.7	12.8

Harsco Industrial Segment
In January 2020 the Company sold IKG for $85 million, including a note receivable with a face value of $40.0 million (initial fair value $34.3 million), and recognized a gain on the sale of $18.4 millionpre-tax (or approximately $9 million after-tax). This disposal along with the disposals of AXC and PK in 2019, represent a strategic shift and accelerates the transformation of the Company's portfolio of businesses into a global, market-leading, single-thesis environmental solutions platform. See Note 4, Accounts Receivable and Note Receivable, for additional information related to the note receivable.

The Harsco Industrial Segment has historically been a separate reportable segment with primary operations in North America and Latin America. In accordance with U.S. GAAP, the results of the former Harsco Industrial Segment are presented as discontinued operations and, as such, have been excluded from both continuing operations and segment results for the three months ended June 30, 2020 and 2019.

Certain key selected financial information included in net income from discontinued operations for the former Harsco Industrial Segment is as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
(In millions)	2020	2019	2020	2019
Amounts directly attributable to the former Harsco Industrial Segment:
Total revenues	$—	$116,796	$10,203	$234,182
Cost of products sold	—	85,319	8,082	173,014
Income from discontinued business	(95)	9,882	123	24,074
Additional amounts allocated to the former Harsco Industrial Segment:
Selling, general and administrative expenses (e)	$(77)	$3,527	$1,189	$3,527
Interest expense (f)	—	7,005	—	11,237
(e) The Company has allocated directly attributable transaction costs to discontinued operations.
(f) The Company has allocated interest expense, including a portion of the amount reclassified into income for the Company's interest rate swaps and amortization of deferred financing costs resulting from the AXC disposal, as part of discontinued operations.

The Company has retained corporate overhead expenses previously allocated to the Harsco Industrial Segment of $1.4 million for the three months ended June 30, 2019 and $2.8 million for the six months ended June 30, 2019, as part of Selling, general and administrative expenses, on the Company's Condensed Consolidated Statements of Operations.
The following is selected financial information included on the Company's Condensed Consolidated Statements of Cash Flows attributable to the former Harsco Industrial Segment:

	Six Months Ended
	June 30
(In millions)	2020	2019
Non-cash operating items
Depreciation and amortization	$—	$3,301
Cash flows from investing activities
Purchases of property, plant and equipment	106	5,221

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
Accounts receivable consist of the following:

(In thousands)	June 30 2020	December 31 2019
Trade accounts receivable	$413,638	$323,502
Less: Allowance for expected credit losses and doubtful accounts (a) (b)	(7,073)	(13,512)
Trade accounts receivable, net	$406,565	$309,990
Other receivables (c)	$19,601	$21,265
(a) The decrease in the allowance for expected credit losses and doubtful accounts is the final write-off of previously fully-reserved balances in the Harsco Environmental Segment.
(b) Upon the acquisition of ESOL, trade accounts receivable were recorded at $124.1 million, which included approximately $12.1 million of allowance for expected credit losses that was netted against the gross receivable balance as of the acquisition date.
(c)  Other receivables include employee receivables, insurance receivable, tax claims and other miscellaneous items not included in Trade accounts receivable, net.
The change in the provision for expected credit losses and doubtful accounts related to trade accounts receivable was as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
(In thousands)	2020	2019	2020	2019
Provision for expected credit losses and doubtful accounts related to trade accounts receivable	$18	$5,433	$237	$5,423

At June 30, 2020 approximately $4.6 million of the Company's trade accounts receivable were past due by twelve months or more. Approximately $1 million of this amount is reserved, although collection of the remaining balance is still ultimately expected.

In January 2020 the Company sold IKG for $85 million including cash and a note receivable, subject to post-closing adjustments. The note receivable from the buyer has a face value of $40 million bearing interest at 2.50% that is paid in kind and matures on January 31, 2027. Any unpaid principal, along with any accrued but unpaid interest is payable at maturity. Prepayment is required in case of a change in control or a percentage of excess cash flow, as defined in the note receivable agreement. Because there are no scheduled payments under the terms of the note receivable, the balance is not classified as current as of June 30, 2020 and is included in the caption Other assets on the Condensed Consolidated Balance Sheet. The initial fair value of the note receivable was $34.3 million which was calculated using an average of various discounted cash flow scenarios based on anticipated timing of repayments (Level 3) and was a non-cash transaction. The note receivable is subsequently measured at amortized cost. Key inputs into the valuation model include: projected timing and amount of cash flows, pro forma debt rating, option-adjusted spread and U.S. Treasury spot rate. At June 30, 2020 the amortized cost of the note receivable was $35.0 million, compared with a fair value of $34.7 million.

(In thousands)	June 30 2020	December 31 2019
Note receivable	$34,977	$—

5.    Inventories
Inventories consist of the following:

(In thousands)	June 30 2020	December 31 2019
Finished goods	$13,233	$14,550
Work-in-process	12,107	13,088
Raw materials and purchased parts	117,900	104,488
Stores and supplies	30,333	24,865
Total inventories	$173,573	$156,991
During 2016 the Company recognized an initial estimated forward loss provision related to the contracts with SBB of $45.1 million. The Company recorded an additional forward loss provision of $1.8 million during 2018. At June 30, 2020 the entire remaining estimated forward loss provision of $7.0 million is included as Other current liabilities on the Company's Condensed Consolidated Balance Sheets. The estimated forward loss provision represents the Company's best estimate based on currently available information. It is possible that the Company's overall estimate of costs to complete these contracts may increase, which would result in an additional estimated forward loss provision at such time.

The Company recognized $7.6 million and $5.9 million of revenues for the contracts with SBB at zero margin, on an over time basis, utilizing a cost-to-cost method for the three months ended June 30, 2020 and 2019, respectively, and $17.7 million and $10.6 million for the six months ended June 30, 2020 and 2019, respectively. Consolidated product revenue gross margins were not significantly impacted by the revenue recognized under the SBB contracts for the three and six months ended June 30, 2020 and 2019. The Company has substantially completed the first contract and is approximately 56% complete on the second contract with SBB as of June 30, 2020.

6.     Property, Plant and Equipment
Property, plant and equipment consists of the following:

(In thousands)	June 30 2020	December 31 2019
Land	$75,579	$30,409
Land improvements	18,461	19,155
Buildings and improvements	219,883	182,795
Machinery and equipment	1,473,061	1,518,652
Uncompleted construction	58,499	55,592
Gross property, plant and equipment	1,845,483	1,806,603
Less: Accumulated depreciation	(1,211,131)	(1,244,817)
Property, plant and equipment, net	$634,352	$561,786

7. Leases
The components of lease expense were as follows:

	Three Months Ended		Six Months Ended
(In thousands)	June 30 2020	June 30 2019	June 30 2020	June 30 2019
Finance leases:
Amortization expense	$367	$312	$738	$586
Interest on lease liabilities	44	37	96	41
Operating leases	8,904	3,435	13,188	7,127
Variable and short-term lease expense	10,485	4,818	17,596	9,609
Sublease income	(48)	—	(98)	—
Total lease expense from continuing operations	$19,752	$8,602	$31,520	$17,363

Supplemental cash flow information related to leases was as follows:

	Six Months Ended
(In thousands)	June 30 2020	June 30 2019
Cash paid for amounts included in the measurement of lease liabilities:
Cash flows from operating activities - Operating leases	$12,384	$6,743
Cash flows from financing activities - Finance leases	663	637
Right-of-use assets obtained in exchange for lease obligations:
Operating leases (a)	$67,534	$50,696
Finance leases	1,234	1,692
(a)  Cash flows for the six months ended June 30, 2020 include ROU assets of approximately $56.0 million that were recorded upon the acquisition of ESOL. Cash flows for six months ended June 30, 2019 include ROU assets of approximately $34 million that were recorded upon adoption at January 1, 2019 and $14.4 million that were recorded upon the acquisition of Clean Earth. See Note 3, Acquisitions and Dispositions, for additional information..
Supplemental balance sheet information related to leases was as follows:

(In thousands)	June 30 2020	December 31 2019
Operating Leases:
Operating lease right-of-use assets	$101,743	$52,065
Current portion of operating lease liabilities	27,850	$12,544
Operating lease liabilities	71,553	36,974
Finance Leases:
Property, plant and equipment, net	$3,891	$3,519
Current maturities of long-term debt	1,289	$1,237
Long-term debt	2,735	2,218

Supplemental additional information related to leases is as follows:

	June 30 2020	December 31 2019
Other information:
Weighted average remaining lease term - Operating leases (in years)	8.33	11.57
Weighted average remaining lease term - Finance leases (in years)	3.77	4.01
Weighted average discount rate - Operating leases	6.1%	6.3%
Weighted average discount rate - Finance leases	4.2%	4.2%

Maturities of lease liabilities were as follows:

(In thousand)	Operating Leases	Finance Leases
Year Ending December 31st:
2020 (excluding the six months ended June 30, 2020)	$16,446	$691
2021	27,125	1,208
2022	20,395	949
2023	15,786	749
2024	10,735	587
After 2024	41,421	43
Total lease payments	131,908	4,227
Less: Imputed interest	(32,505)	(203)
Total	$99,403	$4,024

The Company's leases, excluding short-term leases, have remaining terms of less than one year to 30.3 years, some of which include options to extend for up to 10 years, and some of which include options to terminate within one year. As of
June 30, 2020 the Company had no material operating leases that had not yet commenced. There are no material residual value guarantees or material restrictive covenants.

8.     Goodwill and Other Intangible Assets
The following table reflects the changes in carrying amounts of goodwill by segment for the six months ended June 30, 2020:

(In thousands)	Harsco Environmental Segment	Harsco Clean Earth Segment	Harsco Rail Segment	Consolidated Totals
Balance at December 31, 2019	$395,113	$330,230	$13,026	$738,369
Changes to goodwill (a)	1,479	152,300	—	153,779
Foreign currency translation	(10,483)	—	—	(10,483)
Balance at June 30, 2020	$386,109	$482,530	$13,026	$881,665
(a) The changes to goodwill primarily relate to the acquisition of ESOL in the Harsco Clean Earth Segment, See note 3, Acquisitions and Dispositions, and an immaterial acquisitions in the Harsco Environmental Segment.

The Company tests for goodwill impairment annually, or more frequently if indicators of impairment exist, or if a decision is made to dispose of a business.  The Company performs the annual goodwill impairment test as of October 1 and monitors for triggering events on an ongoing basis.  The Company determined that, as of June 30, 2020, no interim goodwill impairment testing was necessary.
The Company has concluded that no triggering event occurred during the three months ended June 30, 2020. However, a prolonged economic downturn resulting from COVID-19 could impact the Company's future projected cash flows used to estimate fair value, and/or result in a sustained decrease in the Company’s share price, which could indicate an impairment.

Intangible assets, net on the Company's Condensed Consolidated Balance Sheets consist of the following:

	June 30, 2020		December 31, 2019
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer related	$165,770	$101,512	$143,996	$99,327
Permits	308,432	11,028	170,322	4,694
Technology related	36,411	6,966	36,467	5,635
Trade names	31,525	3,452	31,719	2,182
Air rights	26,139	743	26,139	411
Patents	185	130	249	168
Non-compete Agreement	2,500	156	—	—
Other	3,608	1,138	3,765	1,158
Total	$574,570	$125,125	$412,657	$113,575

Amortization expense for intangible assets was as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
(In thousands)	2020	2019	2020	2019
Amortization expense for intangible assets	$8,352	$1,901	$14,270	$3,840

The estimated amortization expense for the next five fiscal years based on current intangible assets is as follows:

(In thousands)	2020	2021	2022	2023	2024
Estimated amortization expense (b)	$31,200	$32,300	$31,600	$31,600	$31,100
(b)  These estimated amortization expense amounts do not reflect the potential effect of future foreign currency exchange fluctuations.

9. Debt and Credit Agreements

In March 2020 the Company raised $280 million pursuant to the New Term Loan as a new tranche under the existing Senior Secured Credit Facilities. There were no borrowings outstanding under the New Term Loan at March 31, 2020. The New Term Loan was fully drawn on April 6, 2020 to partially fund the acquisition of ESOL. See Note 3, Acquisition and Dispositions for additional information related to the ESOL acquisition. Borrowings under the New Term Loan bear interest at a rate per annum ranging from 150 to 225 basis points over adjusted LIBOR (as defined in the Credit Agreement). The New Term Loan will mature on June 28, 2024. The Company capitalized $1.9 million of fees related to the issuance of the New Term Loan, all of which have been principally paid as of June 30, 2020.
In both March 2020 and June 2020, the Company amended the Senior Secured Credit Facilities to increase the net debt to consolidated adjusted EBITDA ratio covenant. As a result of these amendments, the net debt to consolidated adjusted EBITDA ratio covenant has been increased to 5.25 for June 30, 2020, 5.75 through March 2021 and then decreasing quarterly until reaching 4.75 in December 2021. There is no change to the previously agreed interest rates as long as the Company's total leverage ratio does not equal or exceed 4.50 at which time it would increase by 25 basis points. During the three and six months ended June 30, 2020, the Company recognized $1.4 million and $1.9 million respectively, of fees and expenses related to the amended Senior Secured Credit Facilities in the caption Unused debt commitment and amendment fees on the Condensed Consolidated Statement of Operations.

10.  Employee Benefit Plans

	Three Months Ended
	June 30
Defined Benefit Pension Plans Net Periodic Pension Cost (Benefit)	U.S. Plans		International Plans
(In thousands)	2020	2019	2020	2019
Service costs	$—	$10	$426	$357
Interest costs	1,845	2,651	4,235	5,548
Expected return on plan assets	(2,842)	(2,593)	(9,833)	(9,319)
Recognized prior service costs	—	—	106	65
Recognized loss	1,225	1,405	3,532	3,577
Settlement/curtailment losses	—	129	—	—
Defined benefit pension plans net periodic pension cost (benefit)	$228	$1,602	$(1,534)	$228

	Six Months Ended
	Jun 30
Defined Benefit Pension Plans Net Periodic Pension Cost (Benefit)	U.S. Plans		International Plans
(In thousands)	2020	2019	2020	2019
Service costs	$—	$20	$855	$713
Interest costs	3,690	5,302	8,630	11,212
Expected return on plan assets	(5,684)	(5,186)	(20,023)	(18,836)
Recognized prior service costs	—	—	213	131
Recognized loss	2,650	2,810	7,187	7,230
Settlement/curtailment losses	—	129	—	—
Defined benefit pension plans net periodic pension cost (benefit)	$656	$3,075	$(3,138)	$450

	Three Months Ended		Six Months Ended
Company Contributions	June 30		June 30
(In thousands)	2020	2019	2020	2019
Defined benefit pension plans (U.S.)	$460	$2,011	$2,487	$3,490
Defined benefit pension plans (International)	1,493	3,131	11,553	12,401
Multiemployer pension plans	379	483	788	1,004
Defined contribution pension plans	1,897	2,969	5,066	6,359
The Company's estimate of expected contributions to be paid during the remainder of 2020 for the U.S. and international defined benefit pension plans are $5.7 million and $8.4 million, respectively. The recently enacted CARES Act allows for the deferral, until 2021, of certain expected pension contributions in the U.S. The Company is currently evaluating this alternative.

11.     Income Taxes

Income tax benefit related to continuing operations for the three and six months ended June 30, 2020 was $2.3 million and $3.0 million, respectively. Income tax expense related to continuing operations for the three and six months ended June 30, 2019 was $4.0 million and $5.2 million, respectively. The change in the income tax benefit for the three and six months ended June 30, 2020 compared with the income tax expense for the three months and six months ended June 30, 2019 is the result of lower taxable income, primarily resulting from decreased operating income as a result of the impacts of COVID-19 and incremental acquisition and integration costs of approximately $5 million and $16 million for the three and six months ended June 30, 2020, respectively, to support the ESOL acquisition.

An income tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, based on technical merits, including resolutions of any related appeals or litigation processes. The reserve for uncertain tax positions at June 30, 2020 was $3.7 million, including interest and penalties.  Within the next twelve months, it is reasonably possible that $0.3 million unrecognized income tax benefits will be recognized upon settlement of tax examinations and the expiration of various statutes of limitations.

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

The following table summarizes information related to the location and undiscounted amount of the Company's environmental liabilities:

(In thousands)	June 30 2020	December 31 2019
Current portion of environmental liabilities (a)	$6,115	$3,431
Long-term environmental liabilities	30,027	5,600
Total environmental liabilities	$36,142	$9,031
(a) The current portion of environmental liabilities is included in the caption Other current liabilities on the Company's Condensed Consolidated Balance Sheets.

Environmental liabilities relate primarily to the ESOL business which was acquired on April 6, 2020. As part of the ESOL acquisition, the Company assumed control of certain, closed sites that were being monitored as part of ongoing environmental remediation plans. See Note 3, Acquisitions and Dispositions, for additional details.

On June 25 and 26, 2018, the DTSC conducted a compliance enforcement inspection of ESOL’s facility in Rancho Cordova, California, which was then owned by Stericycle, Inc. On February 14, 2020, the DTSC filed an action in the Superior Court for the State of California, Sacramento Division, alleging violations of California’s Hazardous Waste Control Law and the facility’s hazardous waste permit arising from the inspection. That action is ongoing. Separately, Stericycle, Inc. received from DTSC a written Intent to Deny Hazardous Waste Facility Permit Application dated August 5, 2019 for the Rancho Cordova facility. The DTSC has yet to issue a final permit decision. If the DTSC were to deny the permit renewal, the Company would have the right to file an administrative appeal. The Company has not accrued any amounts in respect of these alleged violations and cannot estimate the reasonably possible loss or the range of reasonably possible losses that it may incur. The Company is unable to make such an estimate because litigation is by its nature uncertain and unpredictable. Pursuant to the terms of the Company’s acquisition of ESOL, the Company is indemnified for certain costs and expenses associated with this matter by Stericycle, Inc.

As previously disclosed, the Company has had ongoing meetings with the SCE over processing salt cakes, a processing byproduct, stored at the Al Hafeerah site. The Company’s Bahrain operations that produced the salt cakes has ceased operations and are owned under a strategic venture for which its strategic venture partner owns a 35% minority interest. An Environmental Impact Assessment and Technical Feasibility Study were approved by the SCE during the first quarter of 2018. The Company is constructing facilities to process the salt cakes, and the Company currently expects those facilities to come online in 2020. The Company has previously established a reserve of $7.0 million, which represents the Company's best estimate of the ultimate costs to be incurred to resolve this matter. The Company continues to evaluate this reserve and any future change in estimated costs could be material to the Company’s results of operations in any one period.

On July 27, 2018 Brazil’s Federal and Rio de Janeiro State Public Prosecution Offices (MPF and MPE) filed a Civil Public Action against one of the Company's customers (CSN), the Company’s Brazilian subsidiary, the Municipality of Volta Redonda, Brazil, and the Instituto Estadual do Ambiente (local environmental protection agency) seeking the implementation of various measures to limit and reduce the accumulation of customer-owned slag at the site in Brazil. On August 6, 2018 the 3rd Federal Court in Volta Redonda granted the MPF and MPE an injunction against the same parties requiring, among other things, CSN and the Company’s Brazilian subsidiary to limit the volume of slag sent to the site. Because the customer owns the site and the slag located on the site, the Company believes that complying with this injunction is the steel producer’s responsibility.  On March 18, 2019 the Court issued an order fining the Company 5,000 Brazilian reais per day (or approximately $900 per day) and CSN 20,000 Brazilian reais per day (or approximately $4,000 per day) until the requirements of the injunction are met. On November 1, 2019 the Court issued an additional order increasing the fines assessed to the Company to 25,000 Brazilian reais per day (or approximately $5,000 per day) and raising the fines assessed to CSN to
100,000 Brazilian reais per day (or approximately $19,000 per day). The Court also assessed an additional fine of
10,000,000 Brazilian reais (or approximately $1,900,000) against CSN and the Company jointly. The Company is appealing the fines and the underlying injunction.  Both the Company and CSN continue to have discussions with the governmental authorities on the injunction and the possible resolution of the underlying case. The Company does not believe that a loss relating to this matter is probable or estimable at this point.

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

On June 13, 2019 the PA DEP indicated to the Company and a landowner who received processed slag from the Company that it plans to require action to bring the landowner’s site into compliance and to assess a civil penalty against the Company and the landowner. The Company is working with the landowner and PA DEP to determine the most effective way to address PA DEP’s concerns about the site and has established a $0.4 million reserve, which represents the Company’s best estimate of the costs to bring the landowner's site into compliance.

On March 24, 2017 the Allegheny County Health Department issued a notice of violation against the Company concerning the Company’s operations at a customer site in Natrona, Pennsylvania.  On January 21, 2020 the Company paid $0.1 million to settle the civil penalties accrued up to that date. In April 2020, the Company received a penalty assessment of $4,500 for three alleged additional events. It is possible the Company could incur additional penalties for future violations.  Pursuant to the settlement agreement, the Company and its customer have also agreed to construct and bring certain slag processing operations into a building.

DEA Investigation
Prior to the Company’s acquisition of ESOL, Stericycle, Inc, notified the Company that the DEA had served an administrative subpoena on Stericycle, Inc. and executed a search warrant at a facility in Rancho Cordova, California and an administrative inspection warrant at a facility in Indianapolis, Indiana. The Company has determined that the DEA and the DTSC have launched investigations involving, at least in part, the ESOL business of collecting, transporting, and destroying controlled substances from retail customers that transferred from Stericycle, Inc. to the Company. In connection with these investigations, the DEA also executed a search warrant on an ESOL facility in Austin Texas on July 2, 2020. The Company is cooperating with these inquiries, which relate primarily to the period before the Company owned the ESOL business. Since the acquisition of the ESOL business, the Company has performed a vigorous review of ESOL’s compliance program related to controlled substances and has made material changes to the manner in which controlled substances are transported from retail customers to DEA-registered facilities for destruction. The Company has not accrued any amounts in respect of these investigations and cannot estimate the reasonably possible loss or the range of reasonably possible losses that it may incur, if any. Investigations of this type are by their nature uncertain and unpredictable. While it is the Company’s position that it has recourse for some or all liabilities, if any, that arise from these matters under the ESOL purchase agreement, there can be no assurances that the Company’s position will ultimately prevail.

Brazilian Tax Disputes
The Company is involved in a number of tax disputes with federal, state and municipal tax authorities in Brazil. These disputes are at various stages of the legal process, including the administrative review phase and the collection action phase, and include assessments of fixed amounts of principal and penalties, plus interest charges that increase at statutorily determined amounts per month and are assessed on the aggregate amount of the principal and penalties. In addition, the losing party, at the collection action or court of appeals phase, could be subject to a charge to cover statutorily mandated legal fees, which are generally calculated as a percentage of the total assessed amounts due, inclusive of penalty and interest. Many of the claims relate to ICMS, services and social security tax disputes. The largest proportion of the assessed amounts relate to ICMS claims filed by the SPRA, encompassing the period from January 2002 to May 2005.

In October 2009 the Company received notification of the SPRA’s final administrative decision regarding the levying of ICMS in the State of São Paulo in relation to services provided to a customer in the State between January 2004 and May 2005.  As of June 30, 2020 the principal amount of the tax assessment from the SPRA with regard to this case is approximately $1.1 million, with penalty, interest and fees assessed to date increasing such amount by an additional $15.7 million.  On June 4, 2018 the Appellate Court of the State of Sao Paulo ruled in favor of the SPRA but ruled that the assessed penalty should be reduced to approximately $1 million. After calculating the interest accrued on the penalty, the Company estimates that this ruling reduces the current overall potential liability for this case to approximately $7 million. The Company has appealed the ruling in favor of the SPRA to the Superior Court of Justice. Due to multiple court precedents in the Company’s favor, as well as the Company’s ability to appeal, the Company does not believe a loss is probable.

Another ICMS tax case involving the SPRA refers to the tax period from January 2002 to December 2003. In December 2018 the administrative tribunal hearing the case upheld the Company's liability. The Company has appealed to the judicial phase. The aggregate amount assessed by the tax authorities in August 2005 was $4.7 million (the amounts with regard to this claim are valued as of the date of the assessment since it has not yet reached the collection phase), composed of a principal amount of $1.1 million, with penalty and interest assessed through that date increasing such amount by an additional $3.6 million.  On December 6, 2018 the administrative tribunal reduced the applicable penalties to $1.1 million. After calculating the interest accrued on the current penalty, the Company estimates that the current overall liability for this case to be approximately $9.3 million. All such amounts include the effect of foreign currency translation. Due to multiple court precedents in the Company's favor the Company does not believe a loss is probable.
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
Brazilian Labor Disputes
The Company is subject to ongoing collective bargaining and individual labor claims in Brazil through the Harsco Environmental Segment which allege, among other things, the Company's failure to pay required amounts for overtime and vacation at certain sites. The Company is vigorously defending itself against these claims; however, litigation is inherently unpredictable, particularly in foreign jurisdictions. While the Company does not currently expect that the ultimate resolution of these claims will have a material adverse effect on the Company’s financial condition, results of operations or cash flows, it is not possible to predict the ultimate outcome of these labor-related disputes. As of June 30, 2020 and December 31, 2019 the Company has established reserves of $4.6 million and $6.5 million, respectively, on the Company's Condensed Consolidated Balance Sheets for amounts considered to be probable and estimable.

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
At June 30, 2020 there were approximately 17,140 pending asbestos personal injury actions filed against the Company.  Of those actions, approximately 16,585 were filed in the New York Supreme Court (New York County), approximately 117 were filed in other New York State Supreme Court Counties and approximately 438 were filed in courts located in other states.
The complaints in most of those actions generally follow a form that contains a standard damages demand of $20 million or $25 million, regardless of the individual plaintiff’s alleged medical condition, and without identifying any specific Company product.

At June 30, 2020 approximately 16,550 of the actions filed in New York Supreme Court (New York County) were on the Deferred/Inactive Docket created by the court in December 2002 for all pending and future asbestos actions filed by persons who cannot demonstrate that they have a malignant condition or discernible physical impairment. The remaining approximately 35 cases in New York County are pending on the Active or In Extremis Docket created for plaintiffs who can demonstrate a malignant condition or physical impairment.
The Company has liability insurance coverage under various primary and excess policies that the Company believes will be available, if necessary, to substantially cover any liability that might ultimately be incurred in the asbestos actions referred to above. The costs and expenses of the asbestos actions are being paid by the Company's insurers.
In view of the persistence of asbestos litigation in the U.S., the Company expects to continue to receive additional claims in the future. The Company intends to continue its practice of vigorously defending these claims and cases. At June 30, 2020 the Company has obtained dismissal in approximately 28,253 cases by stipulation or summary judgment prior to trial.
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

13.  Reconciliation of Basic and Diluted Shares

	Three Months Ended		Six Months Ended
	June 30		June 30
(In thousands, except per share amounts)	2020	2019	2020	2019
Income (loss) from continuing operations attributable to Harsco Corporation common stockholders	$(10,750)	$(2,852)	$(19,532)	$7,622
Weighted-average shares outstanding:
Weighted-average shares outstanding - basic	78,987	80,328	78,874	80,119
Dilutive effect of stock-based compensation	—	—	—	1,955
Weighted-average shares outstanding - diluted	78,987	80,328	78,874	82,074
Earnings (loss) from continuing operations per common share, attributable to Harsco Corporation common stockholders:
Basic	$(0.14)	$(0.04)	$(0.25)	$0.10
Diluted	$(0.14)	$(0.04)	$(0.25)	$0.09

The following average outstanding stock-based compensation units were not included in the computation of diluted earnings per share because the effect was antidilutive:

	Three Months Ended		Six Months Ended
	June 30		June 30
(In thousands)	2020	2019	2020	2019
Restricted stock units	739	443	744	—
Stock appreciation rights	2,472	1,919	2,558	389
Performance share units	896	685	918	116

14.   Derivative Instruments, Hedging Activities and Fair Value

Derivative Instruments and Hedging Activities
The Company uses derivative instruments, including foreign currency exchange forward contracts, interest rate swaps and CCIRs, to manage certain foreign currency and interest rate exposures.  Derivative instruments are viewed as risk management tools by the Company and are not used for trading or speculative purposes. All derivative instruments are recorded on the Company's Condensed Consolidated Balance Sheets at fair value.  The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the earnings effect of the hedged forecasted transactions in a cash flow hedge. The Company may enter into derivative contracts that are intended to economically hedge certain of its risk, even though hedge accounting does not apply or the Company elects not to apply hedge accounting.

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
The fair value of outstanding derivative contracts recorded as assets and liabilities on the Company's Condensed Consolidated Balance Sheets was as follows:

(In thousands)	Balance Sheet Location	Fair Value of Derivatives Designated as Hedging Instruments	Fair Value of Derivatives Not Designated as Hedging Instruments	Total Fair Value
June 30, 2020
Asset derivatives (Level 2):
Foreign currency exchange forward contracts	Other current assets	$3,406	$4,732	$8,138
Total		$3,406	$4,732	$8,138
Liability derivatives (Level 2):
Foreign currency exchange forward contracts	Other current liabilities	$159	$1,006	$1,165
Interest rate swaps	Other current liabilities	3,673	—	3,673
Interest rate swaps	Other liabilities	5,336	—	5,336
Total		$9,168	$1,006	$10,174
December 31, 2019
Asset derivatives (Level 2):
Foreign currency exchange forward contracts	Other current assets	$2,039	$946	$2,985
Total		$2,039	$946	$2,985
Liability derivatives (Level 2):
Foreign currency exchange forward contracts	Other current liabilities	$140	$3,733	$3,873
Interest rate swaps	Other current liabilities	2,098	—	2,098
Interest rate swaps	Other liabilities	4,281	—	4,281
Total		$6,519	$3,733	$10,252

All of the Company's derivatives are recorded on the Company's Condensed Consolidated Balance Sheets at gross amounts and not offset. All of the Company's interest rate swaps, CCIRs and certain foreign currency exchange forward contracts are transacted under ISDA documentation. Each ISDA master agreement permits the net settlement of amounts owed in the event of default. The Company's derivative assets and liabilities subject to enforceable master netting arrangements, if offset, would result in a $2.5 million net liability at June 30, 2020 and would not have resulted in a net asset or liability at
December 31, 2019.
The effect of derivative instruments on the Company's Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Comprehensive Income (Loss) was as follows:
Derivatives Designated as Hedging Instruments

	Amount Recognized in OCI on Derivatives		Location of Amount Reclassified from AOCI into Income	Amount Reclassified from AOCI into Income - Effective Portion or Equity
	Three Months Ended			Three Months Ended
	June 30			June 30
(In thousands)	2020	2019		2020	2019
Foreign currency exchange forward contracts	$41	$669	Product revenues	$(332)	$(389)
Interest rate swaps	—	—	Income from discontinued businesses	—	2,741
Interest rate swaps	(162)	(4,327)	Interest expense	732	(271)
Cross-currency interest rate swaps (a)	5	54	Interest expense	295	303
	$(116)	$(3,604)		$695	$2,384

	Amount Recognized in OCI on Derivatives		Location of Amount Reclassified from AOCI into Income	Amount Reclassified from Accumulated OCI into Income - Effective Portion or Equity
	Six Months Ended			Six Months Ended
	June 30			June 30
(In thousands)	2020	2019		2020	2019
Foreign currency exchange forward contracts	$2,078	$(43)	Product revenues/Cost of services sold	$(1,736)	$(421)
Interest rate swaps	—	—	Income from discontinued businesses	—	2,741
Interest rate swaps	(3,740)	(7,636)	Interest expense	1,110	(572)
Cross-currency interest rate swaps (a)	63	2	Interest expense	600	617
	$(1,599)	$(7,677)		$(26)	$2,365
(a) Amounts represent changes in foreign currency translation related to balances in AOCI.

The location and amount of gain (loss) recognized on the Company's Condensed Consolidated Statements of Operations was as follows:

	Three Months Ended
	June 30
	2020		2019
(in thousands)	Product Revenues	Interest Expense	Product Revenues	Cost of Services Sold	Interest Expense	Income From Discontinued Businesses
Total amounts of line items presented in the Condensed Consolidated Statement of Operations in which the effects of cash flow hedges are recorded	$101,703	$(14,953)	$112,895	$186,840	$(6,103)	$9,936
Interest rate swaps:
Amount of gain or (loss) reclassified from AOCI into income	—	(732)	—	—	271	—
Amount of gain or (loss) reclassified from AOCI into income as a result that a forecasted transaction is no longer probable of occurring	—	—	—	—	—	(2,741)

	Three Months Ended
	June 30
	2020		2019
(in thousands)	Product Revenues	Interest Expense	Product Revenues	Cost of Services Sold	Interest Expense	Income From Discontinued Businesses
Foreign exchange contracts:
Amount of gain or reclassified from AOCI into income	332	—	433	(44)	—	—
Amount excluded from effectiveness testing recognized in earnings based on changes in fair value	13	—	238	—	—	—
Amount excluded from the effectiveness testing recognized in earnings based on an amortization approach	21	—	—	—	—	—
Cross-currency interest rate swaps:
Amount of loss reclassified from AOCI into income	—	(295)	—	—	(303)	—

	Six Months Ended
	June 30
	2020		2019
(in thousands)	Product Revenues	Interest Expense	Product Revenues	Cost of Services Sold	Interest Expense	Income From Discontinued Operations
Total amounts of income and expense line items presented in the statement of financial performance in which the effects of cash flow hedges are recorded	$209,205	$(27,602)	$213,277	$368,711	$(11,610)	$23,686
Interest rate swaps:
Amount of gain or (loss) reclassified from AOCI into income	—	(1,110)	—	—	572	—
Amount of gain or (loss) reclassified from AOCI into income as a result that a forecasted transaction is no longer probable of occurring	—	—	—	—	—	(2,741)
Foreign exchange contracts:
Amount of gain or (loss) reclassified from AOCI into income	1,736	—	465	(44)	—	—
Amount excluded from effectiveness testing recognized in earnings based on changes in fair value	196	—	316	—	—	—
Amount excluded from the effectiveness testing recognized in earnings based on an amortization approach	21	—	—	—	—	—
Cross-currency interest rate swaps:
Amount of gain or (loss) reclassified from AOCI into income	—	(600)	—	—	(617)	—

Derivatives Not Designated as Hedging Instruments

	Location of Gain Recognized in Income on Derivatives	Amount of Gain Recognized in Income on Derivatives (b)
		Three Months Ended		Six Months Ended
		June 30		June 30
(In thousands)		2020	2019	2020	2019
Foreign currency exchange forward contracts	Cost of services and products sold	$1,736	$2,770	$7,278	$5,094
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
Changes in the fair value of derivatives used to hedge foreign currency denominated balance sheet items are reported directly in earnings, along with offsetting transaction gains and losses on the items being hedged.  Derivatives used to hedge forecasted cash flows associated with foreign currency commitments may be accounted for as cash flow hedges, as deemed appropriate, if the criteria for hedge accounting are met.  Gains and losses on derivatives designated as cash flow hedges are deferred in AOCI, a separate component of equity, and reclassified to earnings in a manner that matches the timing of the earnings impact of the hedged transactions.  The ineffective portion of all hedges, if any, is recognized currently in earnings.
At June 30, 2020 and December 31, 2019 the notional amounts of foreign currency exchange forward contracts were $453.0 million and $496.3 million, respectively. These contracts are primarily denominated in British pounds sterling and Euros and mature through October 2021.
In addition to foreign currency exchange forward contracts, the Company designates certain loans as hedges of net investments in international subsidiaries.  The Company recorded pre-tax net losses of $2.4 million and $12.1 million for the three and six months ended June 30, 2020, respectively and pre-tax net losses of $5.5 million and $0.7 million for the three and six months ended June 30, 2019, respectively, in AOCI.

Interest Rate Swaps
The Company uses interest rate swaps in conjunction with certain variable rate debt issuances in order to secure a fixed interest rate.  Changes in the fair value attributed to the effect of the swaps’ interest spread and changes in the credit worthiness of the counter-parties are recorded in AOCI.

In January 2017 and February 2018 the Company entered into a series of interest rate swaps that cover the period from 2018 through 2022 and had the effect of converting $300.0 million of the Original Term Loan from floating-rate to fixed-rate.  The fixed rates provided by the swaps replace the adjusted LIBOR rate in the interest calculation, ranging from 2.45% for 2020 to 3.12% for 2022.

During June 2019 the Company effected the early termination of interest rate swaps that covered the period from 2019 through 2022 and had the effect of converting $100.0 million of the Original Term Loan from floating-rate to fixed-rate. This termination was conducted as a result of the Company's new Notes offering and required repayment of a portion of the Original Term Loan with proceeds from the AXC disposal. The total notional of the Company's interest rate swaps is $200.0 million as of June 30, 2020.

Cross-Currency Interest Rate Swaps
The Company may use CCIRs in conjunction with certain debt issuances in order to secure a fixed local currency interest rate. Under these CCIRs, the Company receives interest based on a fixed or floating U.S. dollar rate and pays interest on a fixed local currency rate based on the contractual amounts in dollars and the local currency, respectively. At maturity, there is also the payment of principal amounts between currencies. Changes in the fair value attributed to the effect of the swaps' interest spread and changes in the credit worthiness of the counter-parties are recorded in AOCI. Changes in value attributed to the effect of foreign currency fluctuations are recorded on the Company's Condensed Consolidated Statements of Operations and offset currency fluctuation effects on the debt principal. The Company had no outstanding CCIRs at June 30, 2020.

Fair Value of Other Financial Instruments
The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and short-term borrowings approximate fair value due to the short-term maturities of these assets and liabilities.  At June 30, 2020 and December 31, 2019 the total fair value of long-term debt (excluding deferred financing costs), including current maturities, was $1,251.4 million and $827.2 million, respectively, compared with a carrying value of $1,262.4 million and $795.0 million, respectively.  The increase in both the fair value and carrying value of long-term debt is related to borrowings under the New Term Loan and the Revolving Credit Facility to fund the acquisition of ESOL. See Note 3, Acquisitions and Dispositions for additional details. Fair values for debt are based on pricing models using market-based inputs (Level 2) for similar issues or on the current rates offered to the Company for debt of the same remaining maturities. See Note 4, Accounts Receivable and Note Receivable for fair value information related to the Company's Note Receivable obtained as part of the sale of the IKG business.

15. Review of Operations by Segment

	Three Months Ended		Six Months Ended
	June 30		June 30
(In thousands)	2020	2019	2020	2019
Revenues From Continuing Operations (a)
Harsco Environmental	$203,991	$269,338	$445,550	$530,650
Harsco Clean Earth	161,579	—	240,391	—
Harsco Rail	81,711	81,560	160,181	150,150
Total Revenues From Continuing Operations	$447,281	$350,898	$846,122	$680,800
Operating Income (Loss) From Continuing Operations (a)
Harsco Environmental	$13,563	$27,577	$24,083	$52,074
Harsco Clean Earth	(202)	—	4,043	—
Harsco Rail	8,631	9,443	15,103	14,832
Corporate	(20,124)	(19,221)	(38,480)	(29,283)
Total Operating Income From Continuing Operations	$1,868	$17,799	$4,749	$37,623
Depreciation (a)
Harsco Environmental	$24,663	$26,680	$50,038	$53,517
Harsco Clean Earth	5,138	—	7,759	—
Harsco Rail	1,257	1,125	2,472	2,222
Corporate	521	718	1,034	1,378
Total Depreciation	$31,579	$28,523	$61,303	$57,117
Amortization (a)
Harsco Environmental	$1,921	$1,817	$3,857	$3,685
Harsco Clean Earth	6,347	—	10,245	—
Harsco Rail	83	84	167	154
Corporate (b)	764	699	1,403	1,391
Total Amortization	$9,115	$2,600	$15,672	$5,230
Capital Expenditures (a)
Harsco Environmental	$18,654	$45,095	$43,402	$74,258
Harsco Clean Earth	3,045	—	4,487	—
Harsco Rail	1,297	6,365	2,836	10,281
Corporate	324	287	382	1,440
Total Capital Expenditures	$23,320	$51,747	$51,107	$85,979
(a)  The Company's acquisition of ESOL closed on April 6, 2020 and the Company's acquisition of Clean Earth closed on June 28, 2019. The operating results of the former Harsco Industrial Segment has been reflected as discontinued operations in the Company's Condensed Consolidated Statement of Operations for all periods presented. See Note 3, Acquisitions and Dispositions, for additional details.
(b)  Amortization expense on Corporate relates to the amortization of deferred financing costs.

Reconciliation of Segment Operating Income to Income (Loss) From Continuing Operations Before Income Taxes and Equity Income

	Three Months Ended		Six Months Ended
	June 30		June 30
(In thousands)	2020	2019	2020	2019
Segment operating income	$21,992	$37,020	$43,229	$66,906
General Corporate expense	(20,124)	(19,221)	(38,480)	(29,283)
Operating income from continuing operations	1,868	17,799	4,749	37,623
Interest income	816	591	1,009	1,124
Interest expense	(14,953)	(6,103)	(27,602)	(11,610)
Unused debt commitment and amendment fees	(1,432)	(7,435)	(1,920)	(7,435)
Defined benefit pension income (expense)	1,723	(1,472)	3,312	(2,810)
Income (loss) from continuing operations before income taxes and equity income	$(11,978)	$3,380	$(20,452)	$16,892

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

A summary of the Company's revenues by primary geographical markets as well as by key product and service groups is as follows:

	Three Months Ended
	June 30, 2020
(In thousands)	Harsco Environmental Segment	Harsco Clean Earth Segment	Harsco Rail Segment	Consolidated Totals
Primary Geographical Markets (a) (b):
North America	$57,356	$161,579	$56,461	$275,396
Western Europe	82,972	—	16,855	99,827
Latin America (c)	25,108	—	515	25,623
Asia-Pacific	19,894	—	7,880	27,774
Middle East and Africa	14,793	—	—	14,793
Eastern Europe	3,868	—	—	3,868
Total Revenues	$203,991	$161,579	$81,711	$447,281
Key Product and Service Groups (a):
Environmental services related to resource recovery for metals manufacturing and related logistical services	$174,173	$—	$—	$174,173
Applied products	26,591	—	—	26,591
Environmental systems for aluminum dross and scrap processing	3,227	—	—	3,227
Railway track maintenance equipment	—	—	40,411	40,411
After-market parts and services; safety and diagnostic technology	—	—	32,500	32,500
Railway contracting services	—	—	8,800	8,800
Waste processing, recycling, reuse and transportation solutions	—	161,579	—	161,579
Total Revenues	$203,991	$161,579	$81,711	$447,281

	Three Months Ended
	June 30, 2019
(In thousands)	Harsco Environmental Segment	Harsco Clean Earth Segment	Harsco Rail Segment	Consolidated Totals
Primary Geographical Markets (a) (b):
North America	$78,112	$—	$65,278	$143,390
Western Europe	98,478	—	10,538	109,016
Latin America (c)	36,272	—	773	37,045
Asia-Pacific	35,779	—	4,971	40,750
Middle East and Africa	15,742	—	—	15,742
Eastern Europe	4,955	—	—	4,955
Total Revenues	$269,338	$—	$81,560	$350,898
Key Product and Service Groups (a):
Environmental services related to resource recovery for metals manufacturing and related logistical services	$230,395	$—	$—	$230,395
Applied products	33,686	—	—	33,686
Environmental systems for aluminum dross and scrap processing	5,257	—	—	5,257
Railway track maintenance equipment	—	—	38,960	38,960
After-market parts and services; safety and diagnostic technology	—	—	36,700	36,700
Railway contracting services	—	—	5,900	5,900
Waste processing, recycling, reuse and transportation solutions	—	—	—	—
Total Revenues	$269,338	$—	$81,560	$350,898

	Six Months Ended
	June 30, 2020
(In thousands)	Harsco Environmental Segment	Harsco Clean Earth Segment	Harsco Rail Segment	Consolidated Totals
Primary Geographical Markets (a) (b):
North America	$127,237	$240,391	$110,234	$477,862
Western Europe	179,289	—	35,019	214,308
Latin America (c)	58,368	—	1,180	59,548
Asia-Pacific	41,890	—	13,748	55,638
Middle East and Africa	30,682	—	—	30,682
Eastern Europe	8,084	—	—	8,084
Total Revenues	$445,550	$240,391	$160,181	$846,122
Key Product and Service Groups (a):
Environmental services related to resource recovery for metals manufacturing and related logistical services	$381,519	$—	$—	$381,519
Applied products	56,853	—	—	56,853
Environmental systems for aluminum dross and scrap processing	7,178	—	—	7,178
Railway track maintenance equipment	—	—	83,026	83,026
After-market parts and services; safety and diagnostic technology	—	—	63,700	63,700
Railway contracting services	—	—	13,455	13,455
Waste processing, recycling, reuse and transportation solutions	—	240,391	—	240,391
Total Revenues	$445,550	$240,391	$160,181	$846,122

	Six Months Ended
	June 30, 2019
(In thousands)	Harsco Environmental Segment	Harsco Clean Earth Segment	Harsco Rail Segment	Consolidated Totals
Primary Geographical Markets (a) (b):
North America	$151,461	$—	$115,643	$267,104
Western Europe	196,699	—	20,551	217,250
Latin America (c)	73,263	—	1,364	74,627
Asia-Pacific	69,917	—	12,592	82,509
Middle East and Africa	29,657	—	—	29,657
Eastern Europe	9,653	—	—	9,653
Total Revenues	$530,650	$—	$150,150	$680,800
Key Product and Service Groups (a):
Environmental services related to resource recovery for metals manufacturing and related logistical services	$454,456	$—	$—	$454,456
Applied products	64,076	—	—	64,076
Environmental systems for aluminum dross and scrap processing	12,118	—	—	12,118
Railway track maintenance equipment	—	—	72,568	72,568
After-market parts and services; safety and diagnostic technology	—	—	68,001	68,001
Railway contracting services	—	—	9,581	9,581
Waste processing, recycling, reuse and transportation solutions	—	—	—	—
Total Revenues	$530,650	$—	$150,150	$680,800
(a) The Company's acquisition of ESOL closed on April 6, 2020 and the Company's acquisition of Clean Earth closed on June 28, 2019. The results of both are included in the Harsco Clean Earth Segment. The operating results of the former Harsco Industrial Segment have been reflected as discontinued operations in the Company's Condensed Consolidated Statement of Operations for all periods presented. See Note 3, Acquisitions and Dispositions, for additional details.
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

The Company had Contract assets totaling $59.0 million and $31.2 million at June 30, 2020 and December 31, 2019, respectively. The increase is due principally to recognition of additional contract assets in excess of contract assets transferred to accounts receivable during the six months ended June 30, 2020 primarily in the Harsco Rail Segment. The Company had Advances on contracts totaling $98.5 million and $60.3 million at June 30, 2020 and December 31, 2019, respectively. The increase is due principally to the receipt of new advances on contracts in excess of recognition of revenue primarily for the Deutsche Bahn contract in the Harsco Rail Segment. During the three and six months ended June 30, 2020 the Company recognized approximately $16 million and $34 million, respectively, of revenue related to amounts previously included in Advances on contracts. During the three and six months ended June 30, 2019 the Company recognized approximately $19 million and $37 million, respectively, of revenue related to amounts previously included in Advances on contracts.
At June 30, 2020 the Harsco Environmental Segment had remaining, fixed, unsatisfied performance obligations where the expected contract duration exceeds one year totaling $98.7 million. Of this amount, $33.0 million is expected to be fulfilled by June 30, 2021, $19.6 million by June 30, 2022, $16.3 million by June 30, 2023, $12.8 million by June 30, 2024 and the remainder thereafter. These amounts exclude any variable fees, fixed fees subject to indexation and any performance obligations expected to be satisfied within one year. The decrease from December 31, 2019 is primarily due to the renegotiation of a contract with a customer in the U.K. who had entered into administration.

At June 30, 2020 the Harsco Rail Segment had remaining, fixed, unsatisfied performance obligations where the expected contract duration exceeds one year totaling $360.7 million. Of this amount, $126.0 million is expected to be fulfilled by
June 30, 2021, $121.8 million by June 30, 2022, $55.2 million by June 30, 2023, $46.5 million by June 30, 2024 and the remainder thereafter. These amounts exclude any variable fees, fixed fees subject to indexation and any performance obligations expected to be satisfied within one year. The increase from December 31, 2019 is primarily attributable to new contract signings in U.S., India and Germany.

17.   Other (Income) Expenses, Net

The major components of this Condensed Consolidated Statements of Operations caption are as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
(In thousands)	2020	2019	2020	2019
Employee termination benefit costs	$441	$997	$5,896	$3,516
Other costs to exit activities	289	1,192	465	2,347
Impaired asset write-downs	4	—	73	214
Contingent consideration adjustments	—	(3,880)	—	(3,511)
Net gains	(229)	—	(248)	(2,271)
Other	(797)	(26)	(745)	(269)
Other expenses, net	$(292)	$(1,717)	$5,441	$26

18. Components of Accumulated Other Comprehensive Loss
AOCI is included on the Company's Condensed Consolidated Statements of Equity. The components of AOCI, net of the effect of income taxes, and activity for the six months ended June 30, 2019 and 2020 was as follows:

	Components of AOCI - Net of Tax
(In thousands)	Cumulative Foreign Exchange Translation Adjustments		Effective Portion of Derivatives Designated as Hedging Instruments		Cumulative Unrecognized Actuarial Losses on Pension Obligations		Unrealized Gain (Loss) on Marketable Securities	Total
Balance at December 31, 2018	$(159,810)		$1,389		$(408,655)		$(31)	$(567,107)
Adoption of new accounting standard	—		—		(21,429)	(a)	—	(21,429)
Other comprehensive income (loss) before reclassifications	2,775	(b)	(5,893)	(c)	2,192	(b)	25	(901)
Amounts reclassified from AOCI, net of tax	(2,271)		1,722		9,579		—	9,030
Total other comprehensive income (loss)	504		(4,171)		11,771		25	8,129
Other comprehensive income attributable to noncontrolling interests	178		—		—		—	178
Other comprehensive income (loss) attributable to Harsco Corporation	682		(4,171)		11,771		25	8,307
Balance at June 30, 2019	$(159,128)		$(2,782)		$(418,313)		$(6)	$(580,229)

	Components of AOCI - Net of Tax
(In thousands)	Cumulative Foreign Exchange Translation Adjustments		Effective Portion of Derivatives Designated as Hedging Instruments		Cumulative Unrecognized Actuarial Losses on Pension Obligations		Unrealized Gain (Loss) on Marketable Securities	Total
Balance at December 31, 2019	$(143,340)		$(3,717)		$(440,562)		$(3)	$(587,622)
Other comprehensive income (loss) before reclassifications	(65,677)	(b)	(1,146)	(c)	23,810	(b)	(31)	(43,044)
Amounts reclassified from AOCI, net of tax	12,906		(213)		13,380		—	26,073
Total other comprehensive income (loss)	(52,771)		(1,359)		37,190		(31)	(16,971)
Other comprehensive income attributable to noncontrolling interests	975		—		—		—	975
Other comprehensive income (loss) attributable to Harsco Corporation	(51,796)		(1,359)		37,190		(31)	(15,996)
Balance at June 30, 2020	$(195,136)		$(5,076)		$(403,372)		$(34)	$(603,618)
(a)  Represents the adoption of the new accounting standard on January 1, 2019 related to stranded tax effects from the Tax Cuts and Jobs Act.
(b) Principally foreign currency fluctuation.
(c)  Net change from periodic revaluations.

Amounts reclassified from AOCI are as follows:

(In thousands)	Three Months Ended		Six Months Ended		Affected Caption on the Company's Condensed Consolidated Statements of Operations
	June 30 2020	June 30 2019	June 30 2020	June 30 2019
Recognition of cumulative foreign currency translation adjustments:
Gain on substantial liquidation of subsidiaries (d)	$—	$—	$—	$(2,271)	Other expenses, net
Loss on substantial liquidation of subsidiaries (d)	—	—	12,906	—	Gain on sale of discontinued business
Amortization of cash flow hedging instruments:
Foreign currency exchange forward contracts	$(332)	$(433)	$(1,736)	$(465)	Product revenues
Foreign currency exchange forward contracts	—	44	—	44	Cost of services sold
Cross-currency interest rate swaps	295	303	600	617	Interest expense
Interest rate swaps	732	(271)	1,110	(572)	Interest expense
Interest rate swaps	—	2,741	—	2,741	Income from discontinued businesses
Total before tax	695	2,384	(26)	2,365
Income taxes	(263)	(599)	(187)	(643)
Total reclassification of cash flow hedging instruments, net of tax	$432	$1,785	$(213)	$1,722
Amortization of defined benefit pension items (e):
Recognized losses	$4,757	$4,982	$9,837	$10,040	Defined benefit pension income (expense)
Recognized prior-service costs	106	65	213	131	Defined benefit pension income (expense)
Settlement/curtailment losses	—	129	—	129	Defined benefit pension income (expense)
Pension liability transfer - discontinued business	—	—	5,363	—	Gain on sale of discontinued business
Total before tax	4,863	5,176	15,413	10,300
Income taxes	(323)	(379)	(2,033)	(721)
Total reclassification of defined benefit pension items, net of tax	$4,540	$4,797	$13,380	$9,579
(d) No tax impact.
(e) These AOCI components are included in the computation of net periodic pension costs. See Note 10, Employee Benefit Plans, for additional details.

ITEM 2.                 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements as well as the audited consolidated financial statements of the Company, including the notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 which includes additional information about the Company’s critical accounting policies, contractual obligations, practices and the transactions that support the financial results, and provides a more comprehensive summary of the Company’s outlook, trends and strategies for 2020 and beyond.
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
Factors that could cause actual results to differ, perhaps materially, from those implied by forward-looking statements include, but are not limited to: (1) changes in the worldwide business environment in which the Company operates, including changes in general economic conditions or changes due to COVID-19 and governmental and market reactions to COVID-19; (2) changes in currency exchange rates, interest rates, commodity and fuel costs and capital costs; (3) changes in the performance of equity and bond markets that could affect, among other things, the valuation of the assets in the Company's pension plans and the accounting for pension assets, liabilities and expenses; (4) changes in governmental laws and regulations, including environmental, occupational health and safety, tax and import tariff standards and amounts; (5) market and competitive changes, including pricing pressures, market demand and acceptance for new products, services and technologies; (6) the Company's inability or failure to protect its intellectual property rights from infringement in one or more of the many countries in which the Company operates; (7) failure to effectively prevent, detect or recover from breaches in the Company's cybersecurity infrastructure; (8) unforeseen business disruptions in one or more of the many countries in which the Company operates due to political instability, civil disobedience, armed hostilities, public health issues or other calamities; (9) disruptions associated with labor disputes and increased operating costs associated with union organization; (10) the seasonal nature of the Company's business; (11) the Company's ability to successfully enter into new contracts and complete new acquisitions or strategic ventures in the time-frame contemplated, or at all; (12) the integration of the Company's strategic acquisitions; (13) potential severe volatility in the capital markets; (14) failure to retain key management and employees; (15) the amount and timing of repurchases of the Company's common stock, if any; (16) the outcome of any disputes with customers, contractors and subcontractors; (17) the financial condition of the Company's customers, including the ability of customers (especially those that may be highly leveraged, have inadequate liquidity or whose business is significantly impacted by COVID-19) to maintain their credit availability; (18) implementation of environmental remediation matters; (19) risk and uncertainty associated with intangible assets and (20) other risk factors listed from time to time in the Company's SEC reports. A further discussion of these, along with other potential risk factors, can be found in Part I, Item 1A, "Risk Factors," of the Company's Annual Report on Form 10-K for the year ended December 31, 2019, and Part II, Item 1A, Risk Factors herein. The Company cautions that these factors may not be exhaustive and that many of these factors are beyond the Company's ability to control or predict. Accordingly, forward-looking statements should not be relied upon as a prediction of actual results. The Company undertakes no duty to update forward-looking statements except as may be required by law.

Executive Overview

The Company is a market-leading, global provider of environmental solutions for industrial, retail and medical waste streams, and innovative equipment and technology for the rail sector. The Company's operations consist of three reportable segments: Harsco Environmental, Harsco Clean Earth and Harsco Rail; and the Company is working towards transforming Harsco into a single-thesis environmental solutions company that is a global leader in the markets we serve. The Harsco Environmental Segment operates primarily under long-term contracts, providing critical environmental services and material processing to the global steel and metals industries including zero waste solutions for manufacturing byproducts within the metals industry. The Harsco Clean Earth Segment provides waste management services including transportation, specialty waste processing, recycling and beneficial reuse solutions for hazardous wastes, contaminated materials and dredged volumes. The Harsco Rail Segment is a provider of highly engineered maintenance equipment, after-market parts and safety and diagnostic systems which support railroad and transit customers worldwide. The Company has locations in approximately 30 countries, including the U.S. The Company was incorporated in 1956.

In April 2020 the Company completed the previously announced acquisition of ESOL, from Stericycle, Inc., for $438.8 million in cash, subject to post-closing adjustments. ESOL is an established waste transportation, processing and services provider with a comprehensive portfolio of disposal solutions for customers primarily across the industrial, retail and healthcare markets. ESOL's network includes thirteen permitted TSDF facilities and forty-eight 10-day transfer facilities serving more than ninety-thousand customer locations utilizing a fleet of more than seven-hundred vehicles. The acquisition of ESOL furthers Harsco’s transformation into a global, market-leading, single-thesis environmental solutions platform. The results of ESOL are reflected as part of the Harsco Clean Earth Segment.

In March 2020 the Company raised $280 million pursuant to the New Term Loan as a new tranche under its existing Senior Secured Credit Facilities. The New Term Loan was fully drawn on April 6, 2020 to partially fund the ESOL acquisition. Borrowings under the New Term Loan bear interest at a rate per annum ranging from 150 to 225 basis points over adjusted LIBOR (as defined in the Credit Agreement). The New Term Loan will mature on June 28, 2024. The Company capitalized $1.9 million of fees related to the issuance of the New Term Loan, principally all of which have been paid as of June 30, 2020.

In both March 2020 and June 2020, the Company amended the Senior Secured Credit Facilities to increase the net debt to consolidated adjusted EBITDA ratio covenant. As a result of these amendments, the net debt to consolidated adjusted EBITDA ratio covenant has been increased to 5.25 for June 30, 2020, 5.75 through March 2021 and then decreasing quarterly until reaching 4.75 in December 2021. There is no change to the previously agreed interest rates as long as the Company's total leverage ratio does not equal or exceed 4.50 at which time it would increase by 25 basis points. During the three and six months ended June 30, 2020, the Company recognized $1.4 million and $1.9 million, respectively, of fees and expenses related to the amended Senior Secured Credit Facilities in the caption Unused debt commitment and amendment fees on the Condensed Consolidated Statement of Operations.

In January 2020 the Company sold IKG for $85 million, including a note receivable with a face value of $40.0 million (initial fair value $34.3 million) and recognized a gain on sale of $18.4 million pre-tax (or approximately $9 million after-tax). This disposal, along with the disposals of AXC and PK in 2019, represent a strategic shift and accelerate the transformation of the Company's portfolio of businesses into a global, market-leading, single-thesis environmental solutions platform.

Beginning in March 2020 overall global economic conditions were significantly impacted by COVID-19. The continuing impact of COVID-19 on the Company varies by end market as well as local conditions (including applicable government mandates). The ultimate duration and impact of COVID-19 on the Company and its customers' operations is presently unclear, though the Company expects impacts to continue for at least the remainder for 2020. The Company continues to operate as a provider of certain essential services in the U.S. and most other countries. In addition, the Company continues to take significant and proactive actions to protect all stakeholders and to minimize the operational and financial impacts of COVID-19 where possible. Work safety and flexibility measures have been implemented as the Company strives to keep facilities operational. In addition, the Company is also focused on actions to adjust its cost structure, reduce capital and operating expenditures, and to preserve its financial flexibility and liquidity position. Please refer to the below discussion of business outlook and Part II, Item 1A, "Risk Factors" for additional information related to the potential impacts of COVID-19 on the Company.

Highlights from the second quarter and six months ended June 30, 2020 include (refer to the discussion of segment and consolidated results included within Results of Operations below, as well as Liquidity and Capital Resources, for additional information pertaining to the key drivers impacting these highlights):

•Revenues for the second quarter and six months ended June 30, 2020 increased approximately 27% and 24%, respectively, compared with the second quarter and six months ended June 30, 2019. The primary drivers for these increases were the acquisitions of Clean Earth and ESOL as well as increased revenue related to maintenance-of-way equipment sales in the Harsco Rail Segment, partially offset by lower customer production in the Harsco Environmental Segment, inclusive of the impacts from COVID-19, and the impact of foreign currency translation.
•Operating income from continuing operations for the second quarter and six months ended June 30, 2020 decreased approximately 90% and 87%, respectively, compared with the second quarter and six months ended June 30, 2019. The primary drivers for these decreases were decreased customer production levels in the Harsco Environmental Segment, inclusive of the impacts of COVID-19, incremental acquisition and integration costs primarily related to the ESOL acquisition, the timing and mix of sales in the Harsco Rail Segment and severance costs, primarily incurred during the first quarter of 2020, of approximately $6 million in the Harsco Environmental Segment. These decreases were partially offset by the inclusion of operating results for both Clean Earth and ESOL as well as lower selling, general and administrative expenses in Harsco Environmental and Harsco Rail Segments as well as Corporate (exclusive of the aforementioned incremental acquisition and integration costs).
•Diluted loss per common share from continuing operations attributable to Harsco Corporation for the second quarter ended June 30, 2020 was $0.14, an increase compared with the Diluted loss per common share from continuing operations of $0.04 during second quarter ended June 30, 2019. Diluted loss per common share from continuing operations attributable to Harsco Corporation for the six months ended June 30, 2020 was $0.25 compared with the Diluted earnings per common share from continuing operations of $0.09 during six months ended June 30, 2019. In addition to the factors noted above for revenue and operating income from continuing operations, the primary driver of this decrease was increased interest expense partially offset by a decrease in debt-related transaction expenses and the effect of income taxes.
•Cash flows from operating activities for the six months ended June 30, 2020 were $21.5 million, an increase of $16.1 million compared with the Cash flows from operating activities for the six months ended June 30, 2019. The primary driver for this increase were changes in net working capital, primarily additional customer advances in the Harsco Rail Segment and favorable timing of accounts receivable collections, partially offset by lower net income (excluding the impacts of the IKG sale), including the incremental acquisition and integration costs principally related to the ESOL acquisition. This increase also reflects the Company's deferral of certain payroll tax payments and pension contributions, as allowed by various legislation.
•Capital expenditures for purchases of property, plant and equipment for the six months ended June 30, 2020 were $51.2 million, a decrease of $40.0 million or 43.8% compared with the first six months of 2010. The decrease was the result of the Company's goal of maintaining financial flexibility and cash flow during COVID-19.

Looking forward, the Company expects a positive long-term outlook across all businesses, however results will be negatively impacted by COVID-19 for at least the remainder of 2020. The Company’s view for the remainder of 2020 and beyond is supported by the below factors, which should be considered in the context of other risks, trends and strategies in the Company's Annual Report on Form 10-K for the year ended December 31, 2019 together with those described in Part II, Item 1A, "Risk Factors":

•As a result of the continuing and evolving impact of COVID-19 on the global economy, the Company anticipates slow-downs in customer demand and business disruption to continue for the foreseeable future. The ultimate extent and duration of such impacts on the Company's businesses is not presently known, though the Company expects impacts to continue for at least the remainder of 2020. The Company is continuing to work diligently and safely to provide customers with services and products.
•The Harsco Environmental Segment continues to operate in most countries throughout the world in which it has a presence to support critical metal production, although the Company has been impacted by an overall decline in global steel production. Several customer mill locations where production was temporary idled during March and April 2020, as a result of COVID-19, have restarted though overall production remains below normalized levels and will remain so until underlying demand recovers. Estimated customer mill utilization decreased by 22% and 14% for the second quarter and six months ended June 30, 2020, respectively, compared with the same periods in the prior year. Over the longer-term the Company expects that the Harsco Environmental Segment's return to growth will be driven by investments, innovation and economic growth that supports higher customer steel production.

•The Harsco Clean Earth Segment locations are currently operating as an essential services provider throughout the U.S., enabling the business to continue to perform critical environmental services. However, in the near term it is likely that recent decreases in construction and industrial related activity, resulting from COVID-19, will impact the contaminated materials and hazardous waste lines of business. Contaminated soil volumes are down approximately 10% during the six months ended June 30, 2020 when compared to the same period in prior year. The immediate impact of COVID-19 on the hazardous waste line of business, including the recently completed ESOL acquisition, will vary by end market with certain end-markets such as medical waste and retail, being somewhat more resilient though the Company may experience lower volumes in the near term. In addition, the dredged materials line of business is expected to be less impacted by COVID-19 and has seen an increase in volumes for the first six months of 2020 when compared to the same period in prior year. Over the longer-term the Company expects growth opportunities, including the recently completed ESOL transaction, positive market trends, operational synergy opportunities and the less cyclical and recurring nature of this business to provide favorable returns on the Company's recent investments.
•The Harsco Rail Segment continues to fulfill orders critical to global transportation and is on track to increase capacity during the remainder of 2020 through the implementation of its Supply Chain Operation Recovery program allowing the business to deliver on its backlog. In the near term, the Harsco Rail Segment has begun to be impacted by a decrease in certain short-cycle and equipment sales as a result of COVID-19, primarily in the U.S., which is likely to continue in the second half of 2020. Overall, the Harsco Rail Segment is supported by record backlog, which grew during the second quarter of 2020, and the longer-term outlook for this business remains strong.
•The Company has announced plans to lower 2020 capital expenditures by approximately $75 million from an originally expected range of $170 million to $180 million, exclusive of the ESOL acquisition, with the goal of preserving positive free cash flow (cash flows from operations; deduct capital expenditures; add back proceeds from asset sales; add back transaction-related expenditures) for the year.
•The Company anticipates corporate cost reductions during 2020 to partially offset the impact of COVID-19. Additionally, the Company has developed a tiered approach to potential supplemental cost mitigation efforts should the impacts of COVID-19 on the Company's businesses become more severe or prolonged in nature.
•Interest expense for 2020 is expected to increase due to higher average debt balances during 2020 and the impact of a higher weighted-average interest rate resulting from the issuance of the 5.75% Notes in 2019 and the New Term Loan.
•Net periodic pension cost will decrease by approximately $12 million during 2020 which will primarily be reflected in the caption Defined benefit pension (income) expense on the Condensed Consolidated Statement of Operations. The decrease is primarily the result of higher plan asset values at December 31, 2019.

Results of Operations

Segment Results

	Three Months Ended		Six Months Ended
	June 30		Jun 30
(In millions, except percentages)	2020	2019	2020	2019
Revenues:
Harsco Environmental	$204.0	$269.3	$445.6	$530.7
Harsco Clean Earth	161.6	—	240.4	—
Harsco Rail	81.7	81.6	160.2	150.2
Total Revenues	$447.3	$350.9	$846.1	$680.8
Operating Income (Loss):
Harsco Environmental	$13.6	$27.6	$24.1	$52.1
Harsco Clean Earth	(0.2)	—	4.0	—
Harsco Rail	8.6	9.4	15.1	14.8
Corporate	(20.1)	(19.2)	(38.5)	(29.3)
Total Operating Income:	$1.9	$17.8	$4.7	$37.6
Operating Margins:
Harsco Environmental	6.6%	10.2%	5.4%	9.8%
Harsco Clean Earth	(0.1)	—	1.7	—
Harsco Rail	10.6	11.6%	9.4	9.9%
Consolidated Operating Margin	0.4%	5.1%	0.6%	5.5%

Harsco Environmental Segment:

	June 30, 2020
Significant Effects on Revenues (In millions)	Three Months Ended	Six Months Ended
Revenues — 2019	$269.3	$530.7
Net effects of price/volume changes, primarily attributable to volume changes	(45.6)	(48.0)
Impact of foreign currency translation	(12.9)	(23.5)
Net impact of new and lost contracts	(5.9)	(12.7)
Other	(0.9)	(0.9)
Revenues — 2020	$204.0	$445.6

Factors Positively Affecting Operating Income:
•Lower selling, general and administrative expenses, exclusive of provisions for doubtful accounts, improved operating income by $4.7 million and $7.5 million during the second quarter and six months ended June 30, 2020, respectively, compared to the same periods in the prior year.
•The Company recorded a provision for doubtful accounts of $5.4 million related to a U.K. customer that entered administration during the second quarter 2019 that did not repeat.

Factors Negatively Impacting Operating Income:
•Overall steel production by customers under environmental services contracts, including the impact of new and exited contracts, decreased 24% and 14% for the second quarter and six months ended June 30, 2020, respectively, compared with the same periods in the prior year. The decreased production was attributable to the global economic impact of COVID-19.
•Operating results for the second quarter ended June 30, 2020 were impacted by decreased demand for applied products and by-products. The decreased demand was attributable to the global economic impact of COVID-19.
•Operating results for the six months ended June 30, 2020 were also negatively impacted by $5.2 million of employee termination benefit costs incurred to improve operational efficiency and support near-term financial performance.
•Foreign currency translation decreased operating income by $1.8 million and $2.9 million during the second quarter and six months ended June 30, 2020, respectively, compared with the same periods in the prior year.
•Operating income for the six months ended June 30, 2020 was negatively impacted by a $2.3 million gain during the first quarter of 2019 related to the recognition of a foreign currency cumulative translation adjustment resulting from the substantial liquidation of a subsidiary that did not repeat.
•Incremental costs directly related to COVID-19 of $0.8 million for six months ended June 30, 2020 decreased operating income compared with the same periods in prior year.
•Operating results for the second quarter and the six months ended June 30, 2020 were negatively impacted by an approximate $4 million net positive contingent consideration adjustment related to the Altek acquisition which did not repeat.

Harsco Clean Earth Segment:
The Company acquired ESOL on April 6, 2020 and Clean Earth on June 28, 2019 and the operating results of both are reflected in the Harsco Clean Earth Segment, which is a separate reportable segment of the Company. Revenues and operating loss for second quarter of 2020 were $161.6 million and $0.2 million, respectively. Revenues and operating income for six months ended June 30, 2020 were $240.4 million and $4.0 million, respectively. Operating results for the second quarter and six months ended June 30, 2020 included $6.3 million and $10.2 million of intangible asset amortization expense, respectively.
Harsco Rail Segment:

	June 30, 2020
Significant Effects on Revenues (In millions)	Three Months Ended	Six Months Ended
Revenues — 2019	$81.6	$150.2
Net effect of price/volume changes, primarily attributable to volume changes	0.7	11.4
Impact of foreign currency translation	(0.6)	(1.4)
Revenues — 2020	$81.7	$160.2

Factors Positively Affecting Operating Income:
•Increased railway contracting services, primarily related to the start of a new contract in the U.S., increased operating income during the second quarter and six months ended June 30, 2020 compared with the same periods in the prior year.
•Results for the second quarter and six months ended June 30, 2019 included $1.2 million and $3.8 million, respectively, of costs associated with the consolidation of U.S. manufacturing and distribution into one facility that did not repeat during the second quarter and six months ended of June 30, 2020.
•Lower selling, general and administrative expenses improved operating income by $2.3 million and $2.8 million during the second quarter and six months ended June 30, 2020, respectively, compared to the same periods in the prior year.

Factors Negatively Impacting Operating Income:
•The mix of maintenance-of-way equipment sales, as well as the timing and mix of after-market parts sales, decreased operating income during the second quarter and six months ended June 30, 2020 compared with the same periods in the prior year.
•Incremental costs directly related to COVID-19 of $0.3 million for both the second quarter and six months ended
June 30, 2020 decreased operating income compared with the same periods in prior year.

In addition to the factors highlighted above that positively affected or negatively impacted segment operating income, the Company's Corporate function was impacted by incremental acquisition and integration costs of approximately $5 million and $16 million during the three and six months ended June 30, 2020, primarily related to the acquisition of ESOL. These increased costs were partially offset by decreases in other selling, general and administrative costs including lower compensation expense and cost reduction actions due to COVID-19.

Consolidated Results

	June 30
	Three Months Ended		Six Months Ended
(In millions, except per share amounts)	2020	2019	2020	2019
Total revenues	$447.3	$350.9	$846.1	$680.8
Cost of services and products sold	364.1	266.2	680.6	517.4
Selling, general and administrative expenses	80.8	67.5	153.3	123.9
Research and development expenses	0.8	1.1	2.1	1.9
Other (income) expenses, net	(0.3)	(1.7)	5.4	—
Operating income from continuing operations	1.9	17.8	4.7	37.6
Interest income	0.8	0.6	1.0	1.1
Interest expense	(15.0)	(6.1)	(27.6)	(11.6)
Unused debt commitment and amendment fees	(1.4)	(7.4)	(1.9)	(7.4)
Defined benefit pension income (expense)	1.7	(1.5)	3.3	(2.8)
Income tax benefit (expense)	2.3	(4.0)	3.0	(5.2)
Equity income of unconsolidated entities, net	0.1	—	0.2	0.1
Income (loss) from continuing operations	(9.6)	(0.6)	(17.3)	11.7
Gain (loss) on sale of discontinued business	(0.1)	—	18.4	—
Income (loss) from discontinued businesses	0.5	9.9	0.3	23.7
Income tax expense related to discontinued operations	(0.3)	1.6	(9.6)	(2.0)
Income from discontinued operations	0.1	11.5	9.1	21.7
Net income (loss)	(9.5)	10.9	(8.2)	33.5
Total other comprehensive income (loss)	13.0	3.6	(17.0)	8.1
Total comprehensive income (loss)	3.6	14.5	(25.2)	41.6
Diluted earnings (loss) per common share from continuing operations attributable to Harsco Corporation common stockholders	(0.14)	(0.04)	(0.25)	0.09
Effective income tax rate for continuing operations	19.2%	118.2%	14.6%	30.9%

Comparative Analysis of Consolidated Results

Revenues
Revenues for the second quarter of 2020 increased $96.4 million or 27.5% from the second quarter of 2019. Revenues for the first six months of 2020 increased $165.3 or 24.3% from the second quarter of 2019. Foreign currency translation decreased revenues by approximately $13 million and $25 million for the second quarter and six months ended June 30, 2020, respectively, compared with the same periods in the prior year. Refer to the discussion of segment results above for information pertaining to factors positively affecting and negatively impacting revenues.

Cost of Services and Products Sold
Cost of services and products sold for the second quarter of 2020 increased $97.9 million or 36.8% from the second quarter of 2019. Cost of services and products sold for the first six months of 2020 increased $163.2 or 31.6% from the second quarter of 2019. The changes in cost of services and products sold were attributable to the following significant items:

	June 30, 2020
(In millions)	Three Months Ended	Six Months Ended
Impact of ESOL and Clean Earth acquisitions	$136.0	$199.4
Change in costs due to changes in revenues (exclusive of the ESOL and Clean Earth acquisitions and effects of foreign currency translation and including fluctuations in commodity costs included in selling prices)	(27.6)	(14.7)
Impact of foreign currency translation	(10.0)	(19.3)
Other	(0.5)	(2.2)
Total change in cost of services and products sold — 2020 vs. 2019	$97.9	$163.2

Selling, General and Administrative Expenses
Selling, general and administrative expenses for the second quarter of 2020 increased $13.3 million or 19.7% from the second quarter of 2019. Selling, general and administrative expenses for the first six months of 2020 increased $29.4 million or 23.7% from the first six months of 2019. This increase primarily relates to incremental acquisition and integration costs of approximately $16 million during the six months ended June 30, 2020, primarily related to the acquisition of ESOL and the inclusion of selling, general and administrative expenses associated with the ESOL and Clean Earth acquisitions which occurred in April 2020 and June 2019, respectively. These increases were partially offset by decreased compensation expense resulting from lower incentive accruals including a favorable adjustment in the second quarter of 2020 of $4.5 million of incentives accrued during the first quarter of 2020, a provision for doubtful accounts of $5.4 million related to a U.K. customer that entered administration during the second quarter 2019 that did not repeat and decreased travel and entertainment expenses.

Other (Income) Expenses, Net
The major components of this Condensed Consolidated Statements of Operations caption are as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
(In thousands)	2020	2019	2020	2019
Employee termination benefit costs	$441	$997	$5,896	$3,516
Other costs to exit activities	289	1,192	465	2,347
Impaired asset write-downs	4	—	73	214
Contingent consideration adjustments	—	(3,880)	—	(3,511)
Net gains	(229)	—	(248)	(2,271)
Other	(797)	(26)	(745)	(269)
Other expenses, net	$(292)	$(1,717)	$5,441	$26

Interest Expense
Interest expense during the second quarter and first six months of 2020 increased by $8.9 million and $16.0 million, respectively, compared with the second quarter and first six months 2019. This increase primarily relates to higher outstanding borrowings and weighted average interest rates related to the June 2019 issuance of the 5.75% Notes and the April 2020 issuance of the New Term Loan.
Unused Debt Commitment and Amendment Fees
During the three and six months ended June 30, 2020, the Company recognized $1.4 million and $1.9 million, respectively, of fees and expenses related to the amended Senior Secured Credit Facilities in the caption Unused debt commitment and amendment fees on the Condensed Consolidated Statement of Operations.

During the second quarter of 2019, the Company recognized $6.7 million of expenses for fees and other costs related to the unused bridge financing commitment that the Company arranged in the event that the Notes were not issued prior to the acquisition of Clean Earth. Additionally, the Company recognized $0.7 million of expenses related to the amendment of the Original Term Loan.

Defined Benefit Pension Income (Expense)
Defined benefit pension income for the second quarter of 2020 was $1.7 million, compared with defined benefit pension expense of $1.5 million for the second quarter of 2019. Defined benefit pension income for the first six months of 2020 was $3.3 million, compared with defined benefit pension expense of $2.8 million for the first six months of 2019. These changes are primarily the result of higher plan asset values at December 31, 2019.

Income Tax Expense
Income tax benefit related to continuing operations for the second quarter and first six months of 2020 was $2.3 million and $3.0 million, respectively, compared with income tax expense related to continuing operations for the second quarter and the first six months of 2019 was $4.0 million and $5.2 million, respectively. This change is the result of lower taxable income, primarily resulting from the incremental acquisition and integration costs of approximately $16 million to support the ESOL acquisition, and decreased operating income as a result of the impacts of COVID-19.

Income (Loss) from Continuing Operations
The Loss from continuing operations was $9.6 million and $17.3 million for the second quarter and first six months of 2020, respectively, compared with Loss from continuing operations of $0.6 million and income from continuing operations was $11.7 million for the second quarter and the first six months of 2019, respectively, The primary drivers for these decreases are noted above.

Gain on Sale of Discontinued Business
In January 2020 the Company sold IKG and recognized a gain on sale of $18.4 million pre-tax (or approximately $9 million after-tax).

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

Total Other Comprehensive Income (Loss)
Total other comprehensive income was $13.0 million and other comprehensive loss was $17.0 million, respectively, in the second quarter and first six months of 2020 compared with Total other comprehensive income of $3.6 million and $8.1 million, respectively, in the second quarter and the first six months of 2019. The primary driver of the decrease for the comparative six month period is due to the strengthening of the U.S. against certain currencies including the impact of foreign currency translation of cumulative unrecognized actuarial losses on the Company’s pension obligations.

Liquidity and Capital Resources
In March 2020 the Company raised the $280 million New Term Loan as a new tranche under the existing Senior Secured Credit Facilities. The New Term Loan was fully drawn on April 6, 2020 to partially fund the acquisition of ESOL. See Note 3, Acquisition and Dispositions for additional information related to the ESOL acquisition. Borrowings under the New Term Loan bear interest at a rate per annum ranging from 150 to 225 basis points over adjusted LIBOR (as defined in the Credit Agreement). The New Term Loan will mature on June 28, 2024.

In both March 2020 and June 2020, the Company amended the Senior Secured Credit Facilities to increase the net debt to consolidated adjusted EBITDA ratio covenant. As a result of these amendments, the net debt to consolidated adjusted EBITDA ratio covenant has been increased to 5.25 for June 30, 2020, 5.75 through March 2021 and then decreasing quarterly until reaching 4.75 in December 2021. There is no change to the previously agreed interest rates as long as the Company's total leverage ratio does not equal or exceed 4.50 at which time it would increase by 25 basis points.

Cash Flow Summary
The global economy continues to be impacted by COVID-19, the ultimate extent and duration of which is not presently known, and the Company expects its liquidity to continue to be negatively impacted in the near term. As a result, the Company has taken significant proactive actions to minimize the operational and financial impacts. In addition, the Company is focused on actions to include adjusting its cost structure, reducing discretionary capital and operating expenditures, improving working capital management in order to preserve its financial flexibility and liquidity position.

The Company currently expects to have sufficient financial liquidity and borrowing capacity to support the strategies within each of its businesses, inclusive of the impacts of COVID-19. The Company currently expects operational and business needs to be met by cash provided by operations, supplemented with borrowings principally under the Senior Secured Credit Facility due to historic patterns of seasonal cash flow, the funding of various projects, and the impact of COVID-19.

The Company’s cash flows from operating, investing and financing activities, as reflected on the Company's Condensed Consolidated Statements of Cash Flows, are summarized in the following table:

	Six Months Ended
	June 30
(In millions)	2020	2019
Net cash provided (used) by:
Operating activities	$21.5	$5.4
Investing activities	(451.9)	(677.5)
Financing activities	461.5	714.3
Effect of exchange rate changes on cash and cash equivalents, including restricted cash	(6.8)	(0.2)
Net change in cash and cash equivalents, including restricted cash	$24.3	$41.9
Net cash provided by operating activities — Net cash provided by operating activities in the first six months of 2020 was $21.5 million, an increase of $16.1 million from the first six months of 2019.  The primary driver for this increase were changes in net working capital, primarily additional customer advances in the Harsco Rail Segment and favorable timing of accounts receivable collections, partially offset by lower net income (excluding the impacts of the IKG sale), including the incremental acquisition and integration costs principally related to the ESOL acquisition. This increase also reflects the Company's deferral of certain payroll tax payments and pension contributions, as allowed by various legislation.

Net cash used by investing activities — Net cash used by investing activities in the first six months of 2020 was $451.9 million, a decrease of $225.6 million from the first six months of 2019.  The decrease was primarily due to a decrease in cash paid for purchases of businesses, lower capital expenditures primarily in the Harsco Environmental Segment and proceeds from the sale of the IKG business.

Net cash provided by financing activities — Net cash provided by financing activities in the first six months of 2020 was $461.5 million, a decrease of $252.8 million from the first six months of 2019.  The decrease was primarily due to lower net cash borrowings of $468.9 million in the first six months of 2020 compared with net cash borrowings of $737.1 million in the six months of 2019 due to lower cash paid for businesses and capital expenditures; partially offset by a decreases in the payments of deferred financing costs and decreases in payments of employee taxes related to stock-based compensation vesting.

Effect of exchange rate changes on cash and cash equivalents, including restricted cash — The decrease is due to the impact of the significant strengthening of the U.S. dollar against certain currencies during the first six months of 2020 on the global cash balances held by the Company in these currencies, including balances held in the Company’s multicurrency cash pool. The most significant impacts were the Mexican peso, the Brazilian real, the Canadian dollar and the Australian dollar.
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

Summary of Senior Secured Credit Facilities and Notes(a): (In millions)	June 30 2020	December 31 2019
By type:
Revolving Credit Facility	$252.0	$67.0
New Term Loan	280.0	—
Original Term Loan	218.2	218.2
5.75% Notes	500.0	500.0
Total	$1,250.2	$785.2
(a)  All amounts outstanding under the Senior Secured Credit Facilities and Notes are classified as long-term on the Company's Condensed Consolidated Balance Sheets at both June 30, 2020 and December 31, 2019.

	June 30, 2020
(In millions)	Facility Limit	Outstanding Balance	Outstanding Letters of Credit	Available Credit
Multi-year revolving credit facility	$700.0	$252.0	$25.4	$422.6

Debt Covenants
The Senior Secured Credit Facility contains a consolidated net debt to consolidated adjusted EBITDA ratio covenant, which is not to exceed 5.25 for June 30, 2020, 5.75 through March 2021 and then decreasing quarterly until reaching 4.75 in December 2021, and a minimum consolidated adjusted EBITDA to consolidated interest charges ratio covenant, which is not to be less than 3.0.  At June 30, 2020 the Company was in compliance with these covenants, as the total net debt to adjusted EBITDA ratio was 3.9 and total interest coverage ratio was 5.7. Based on balances and covenants in effect at June 30, 2020 the Company could increase net debt by $393.0 million and remain in compliance with these debt covenants. Alternatively, adjusted EBITDA could decrease by $74.9 million, and the Company would remain in compliance with these covenants. The Company has estimated the negative impact of COVID-19 on its financial position, results of operations and cash flows, and believes it will continue to maintain compliance with these covenants.  However, due to the inherent uncertainty of COVID-19 on the Company’s businesses, the Company’s estimates of compliance with these covenants could change in the future.

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

At June 30, 2020 the Company's consolidated cash and cash equivalents included $76.6 million held by non-U.S. subsidiaries. At June 30, 2020 less than 2% of the Company's consolidated cash and cash equivalents had regulatory restrictions that would preclude the transfer of funds with and among subsidiaries. Non-U.S. subsidiaries also held $24.1 million of cash and cash equivalents in consolidated strategic ventures. The strategic venture agreements may require strategic venture partner approval to transfer funds with and among subsidiaries. While the Company's remaining non-U.S. cash and cash equivalents can be transferred with and among subsidiaries, the majority of these non-U.S. cash balances will be used to support the ongoing working capital needs and continued growth of the Company's non-U.S. operations.

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

ITEM 4.        CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
As of June 30, 2020, an evaluation was performed, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15 under the Securities and Exchange Act of 1934, as amended. Based upon that evaluation, and subject to the exclusion below related to ESOL, such officers concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities and Exchange Act of 1934, as amended (1) is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and (2) is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

In accordance with interpretive guidance issued by SEC staff, companies are allowed to exclude acquired businesses from the assessment of internal control over financial reporting during the first year after completion of an acquisition and from the assessment of disclosure controls and procedures to the extent subsumed in such internal control over financial reporting (the “Internal Controls Guidance”). In accordance with the Internal Controls Guidance, as the Company acquired ESOL on April 6, 2020, management's evaluation and conclusion as to the effectiveness of the Company's disclosure controls and procedures as of June 30, 2020 excluded the portion of disclosure controls and procedures that are subsumed by internal control over financial reporting of ESOL. ESOL’s assets represented approximately 11% of the Company’s consolidated total assets, excluding the effects of purchase accounting, and its revenues represented approximately 24% of the Company's consolidated total revenues, as of and for the quarter ended June 30, 2020.

Changes in Internal Control Over Financial Reporting
On June 28, 2019, the Company acquired Clean Earth. The Company has completed the process of transitioning Clean Earth to the Company's internal control over financial reporting. The Company will include Clean Earth in the assessment of internal control over financial reporting as of December 31, 2020.

On April 6, 2020 the Company acquired ESOL from Stericycle, Inc. As a result, the Company is currently integrating ESOL's operations into its overall system of internal control over financial reporting. Under the guidelines established by the SEC, companies are permitted to exclude acquisitions from their assessment of internal control over financial reporting during the year of acquisition. Accordingly, the Company expects to exclude ESOL from the assessment of internal control over financial reporting as of December 31, 2020.

Prior to the acquisition of ESOL, Stericycle, Inc. had identified two material weaknesses related to ESOL's internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement in annual or interim financial statements will not be prevented or detected on a timely basis. The first material weakness relates to not fully implementing and monitoring general information technology controls in the areas of user access and program change management for systems supporting Stericycle Inc.'s internal control process, including ESOL. The second material weakness relates to not fully designing, implementing and monitoring controls relevant to revenue and cost of disposal processes, including certain general information technology controls. While we have undertaken additional compensating processes and controls, we are not yet in a position to conclude that the material weaknesses have been remediated as of June 30, 2020. As a result, there is a risk that a material error may not be detected by our internal control structure that could result in a material misstatement to ESOL's reported financial results, which are consolidated with the Company's results. The Company's management is in the process of remediating these material weaknesses.

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

PART II — OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS
Information on legal proceedings is included in Note 12, Commitments and Contingencies, in Part I, Item 1, Financial Statements.

ITEM 1A.     RISK FACTORS

The Company's risk factors as of June 30, 2020 have not changed materially from those described in Part 1, Item 1A, "Risk Factors" of the Company's Annual Report on Form 10-K for the year ended December 31, 2019, except for the risk factor below.

Outbreaks of disease and health epidemics, such as COVID-19, could have a negative impact on the Company's business revenues, financial position, results of operations and/or stock price.
In late December 2019 a notice of pneumonia of unknown cause originating from Wuhan, Hubei province of China was reported to the World Health Organization. A novel coronavirus called coronavirus disease 2019 was identified, with cases soon confirmed in multiple provinces in China, as well as in several other countries. On March 2, 2020, the World Health Organization declared the coronavirus outbreak a “pandemic”, which is disease that is widespread around the world with an impact on society. Since that time the virus has been identified in virtually every country, travel to and from most countries has been suspended or restricted by air carriers and foreign governments, and extended shutdowns of certain businesses and other activities in many countries have occurred and/or remain ongoing. This has led to disruptions in global supply chains, as well as steep downturns and price volatility in equity markets.

COVID-19 continues to impact worldwide economic activity and pose the risk that the Company or its employees, contractors, suppliers, customers and other business partners may be prevented from conducting certain business activities for an indefinite period of time, including due to shutdowns that may be requested or mandated by governmental authorities or otherwise elected by the Company or its customers as a preventive measure to limit the spread of coronavirus disease 2019. In addition, mandated government authority measures or other measures elected by companies as preventative measures may lead to the Company's customers being unable to complete purchases or other activities.

COVID-19 may have an adverse effect on the Company's operations and, given the uncertainty around the extent and timing of the potential future spread or mitigation and around the imposition or relaxation of protective measures, the Company cannot reasonably estimate the impact to the Company's future results of operations, cash flows, financial condition or stock price.

ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On May 2, 2018 the Company announced that the Board of Directors adopted a share repurchase program, authorizing the Company to repurchase up to $75,000,000 of outstanding shares of the Company’s common stock through April 24, 2021. The Company did not purchase any shares of common stock under this program during the quarter ended June 30, 2020. The approximate dollar value of shares that may yet be purchased under the share repurchase program is $13,151,485. When and if appropriate, repurchases are made in open market transactions, depending on market conditions.  Share repurchases may not occur and may be discontinued at any time.

ITEM 6.        EXHIBITS

The following exhibits are included as part of this report by reference:

Exhibit Number	Description
10.1
Amendment No. 6, dated June 26, 2020, among Harsco Corporation, the subsidiaries of the Company party thereto, Citibank N.A., as administrative agent and collateral agent, and the lenders party thereto (incorporated by reference to the Company's Current Report on Form 8-K dated June 26, 2020, Commission File Number 001-03970).

10.2	Form of Consulting Agreement by Tracey L. McKenzie and Harsco Corporation (incorporated by reference to the Company's Current Report on Form 8-K dated May 12, 2020)..
10.3	Form of Restricted Stock Units Agreement (Non-Employee Director).
10.4	Amendment No. 2 to the 2013 Equity Incentive Compensation Plan.
31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chairman, President and Chief Executive Officer).
31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).
32	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chairman, President and Chief Executive Officer and Chief Financial Officer).
101.Def	Definition Linkbase Document
101.Pre	Presentation Linkbase Document
101.Lab	Labels Linkbase Document
101.Cal	Calculation Linkbase Document
101.Sch	Schema Document
101.Ins	Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
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

HARSCO CORPORATION
(Registrant)

DATE	August 5, 2020	/s/ PETER F. MINAN
Peter F. Minan
Senior Vice President and Chief Financial Officer
(On behalf of the registrant and as Principal Financial Officer)

DATE	August 5, 2020	/s/ SAMUEL C. FENICE
Samuel C. Fenice
Vice President and Corporate Controller
(Principal Accounting Officer)