Form 10-Q
period 2020-09-30
HARSCO CORP
filed 2020-11-03
CIK 45876

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2020
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐  NO ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2020
Common stock, par value $1.25 per share	78,916,106

HARSCO CORPORATION
FORM 10-Q

Glossary of Defined Terms

Unless the context requires otherwise, "Harsco," the "Company," "we," "our," or "us" refers to Harsco Corporation on a consolidated basis. The Company also uses several other terms in this Quarterly Report on Form 10-Q, which are further defined below:

Term	Description
AOCI	Accumulated Other Comprehensive Income (Loss)
AXC	The former Harsco Industrial Air-X-Changers business
CARES Act	Coronavirus Aid, Relief, and Economic Security Act
CCIRs	Cross-currency interest rate swaps
Clean Earth	CEHI Acquisition Corporation and Subsidiaries
COVID-19	The COVID-19 coronavirus pandemic
Credit Agreement	Credit Agreement governing the Senior Secured Credit Facilities
DEA	United States Drug Enforcement Agency
DTSC	California Department of Toxic Substances Control
EBITDA	Earnings before interest, tax, depreciation and amortization
ESOL	Stericycle Environmental Solutions business
FASB	Financial Accounting Standards Board
IBORs	Interbank offered rates
ICMS	Type of value-added tax in Brazil
IKG	The former Harsco Industrial IKG business
ISDA	International Swaps and Derivatives Association
LIBOR	London Interbank Offered Rates
New Term Loan	$280 million term loan raised in March 2020 under the Senior Secured Credit Facilities, maturing on June 28, 2024
Notes	5.75% Notes due July 31, 2027
OCI	Other Comprehensive Income (Loss)
Original Term Loan	Term loan issued under the Senior Secured Credit Facilities, maturing on December 8, 2024
PA DEP	Pennsylvania Department of Environmental Protection
PK	The former Harsco Industrial Patterson-Kelley business
Revolving Credit Facility	Multi-year revolving credit facility under the Senior Secured Credit Facility, with a facility limit of $700 million
ROU	Right of use
SBB	Federal railway system of Switzerland
SCE	Supreme Council for Environment in Bahrain
SEC	Securities and Exchange Commission
Senior Secured Credit Facilities	Primary source of borrowings comprised of the Revolving Credit Facility, Original Term Loan and New Term Loan
SPRA	State Revenue Authorities from the State of São Paulo, Brazil
TSDF	Treatment, storage, and disposal facility permits issued under the Resource Conservation and Recovery Act
U.S. GAAP	Accounting principles generally accepted in the U.S.

PART I — FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

HARSCO CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands)	September 30 2020	December 31 2019
ASSETS
Current assets:
Cash and cash equivalents	$83,859	$57,259
Restricted cash	2,283	2,473
Trade accounts receivable, net	400,994	309,990
Other receivables	38,325	21,265
Inventories	170,037	156,991
Current portion of contract assets	53,256	31,166
Current portion of assets held-for-sale	—	22,093
Other current assets	66,219	51,575
Total current assets	814,973	652,812
Property, plant and equipment, net	640,887	561,786
Right-of-use assets, net	96,800	52,065
Goodwill	881,911	738,369
Intangible assets, net	443,682	299,082
Deferred income tax assets	11,871	14,288
Assets held-for-sale	—	32,029
Other assets	55,365	17,036
Total assets	$2,945,489	$2,367,467
LIABILITIES
Current liabilities:
Short-term borrowings	$10,246	$3,647
Current maturities of long-term debt	2,753	2,666
Accounts payable	230,948	176,755
Accrued compensation	41,320	37,992
Income taxes payable	3,872	18,692
Insurance liabilities	11,589	10,140
Current portion of advances on contracts	42,763	53,906
Current portion of operating lease liabilities	26,577	12,544
Current portion of liabilities of assets held-for-sale	—	11,344
Other current liabilities	169,898	137,208
Total current liabilities	539,966	464,894
Long-term debt	1,246,395	775,498
Insurance liabilities	16,267	18,515
Retirement plan liabilities	151,230	189,954
Advances on contracts	43,273	6,408
Operating lease liabilities	67,995	36,974
Liabilities of assets held-for-sale	—	12,152
Environmental liabilities	29,747	5,600
Deferred tax liabilities	43,178	24,242
Other liabilities	41,024	43,571
Total liabilities	2,179,075	1,577,808

(In thousands)	September 30 2020	December 31 2019
COMMITMENTS AND CONTINGENCIES
HARSCO CORPORATION STOCKHOLDERS’ EQUITY
Preferred stock	—	—
Common stock	144,268	143,400
Additional paid-in capital	206,113	200,595
Accumulated other comprehensive loss	(597,052)	(587,622)
Retained earnings	1,804,061	1,824,100
Treasury stock	(843,098)	(838,893)
Total Harsco Corporation stockholders’ equity	714,292	741,580
Noncontrolling interests	52,122	48,079
Total equity	766,414	789,659
Total liabilities and equity	$2,945,489	$2,367,467

See accompanying notes to unaudited condensed consolidated financial statements.

HARSCO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
(In thousands, except per share amounts)	2020	2019	2020		2019
Revenues from continuing operations:
Service revenues	$384,279	$316,667	$1,021,196		$784,190
Product revenues	125,119	106,488	334,324		319,765
Total revenues	509,398	423,155	1,355,520		1,103,955
Costs and expenses from continuing operations:
Cost of services sold	313,136	239,519	835,277		608,230
Cost of products sold	99,043	71,970	257,512		220,634
Selling, general and administrative expenses	87,954	63,197	241,224		187,104
Research and development expenses	568	1,341	2,620		3,210
Other expenses, net	3,633	383	9,074		409
Total costs and expenses	504,334	376,410	1,345,707		1,019,587
Operating income from continuing operations	5,064	46,745	9,813		84,368
Interest income	604	445	1,613		1,569
Interest expense	(15,794)	(12,819)	(43,396)		(24,429)
Unused debt commitment and amendment fees	—	(158)	(1,920)		(7,593)
Defined benefit pension income (expense)	1,859	(1,356)	5,171		(4,166)
Income (loss) from continuing operations before income taxes and equity income	(8,267)	32,857	(28,719)		49,749
Income tax benefit (expense)	1,654	(12,601)	4,640		(17,814)
Equity income of unconsolidated entities, net	9	81	176		151
Income (loss) from continuing operations	(6,604)	20,337	(23,903)		32,086
Discontinued operations:
Gain on sale of discontinued business	—	527,980	18,371		527,980
Income (loss) from discontinued businesses	(1,531)	272	(1,232)		23,958
Income tax expense related to discontinued businesses	(204)	(110,732)	(9,803)		(112,701)
Income (loss) from discontinued operations	(1,735)	417,520	7,336		439,237
Net income (loss)	(8,339)	437,857	(16,567)		471,323
Less: Net income attributable to noncontrolling interests	(1,239)	(2,506)	(3,472)		(6,633)
Net income (loss) attributable to Harsco Corporation	$(9,578)	$435,351	$(20,039)		$464,690
Amounts attributable to Harsco Corporation common stockholders:
Income (loss) from continuing operations, net of tax	$(7,843)	$17,831	$(27,375)		$25,453
Income (loss) from discontinued operations, net of tax	(1,735)	417,520	7,336		439,237
Net income (loss) attributable to Harsco Corporation common stockholders	$(9,578)	$435,351	$(20,039)		$464,690
Weighted-average shares of common stock outstanding	79,000	79,666	78,916		79,966
Basic earnings (loss) per common share attributable to Harsco Corporation common stockholders:
Continuing operations	$(0.10)	$0.22	$(0.35)		$0.32
Discontinued operations	(0.02)	5.24	0.09		5.49
Basic earnings (loss) per share attributable to Harsco Corporation common stockholders	$(0.12)	$5.46	$(0.25)	(a)	$5.81
Diluted weighted-average shares of common stock outstanding	79,000	81,110	78,916		81,749
Diluted earnings (loss) per common share attributable to Harsco Corporation common stockholders:
Continuing operations	$(0.10)	$0.22	$(0.35)		$0.31
Discontinued operations	(0.02)	5.15	0.09		5.37
Diluted earnings (loss) per share attributable to Harsco Corporation common stockholders	$(0.12)	$5.37	$(0.25)	(a)	$5.68
(a)     Does not total due to rounding

See accompanying notes to unaudited condensed consolidated financial statements.

HARSCO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

	Three Months Ended
	September 30
(In thousands)	2020	2019
Net income (loss)	$(8,339)	$437,857
Other comprehensive income (loss):
Foreign currency translation adjustments, net of deferred income taxes of $2,418 and $(1,834) in 2020 and 2019, respectively	17,527	(22,780)
Net loss on cash flow hedging instruments, net of deferred income taxes of $(125) and $54 in 2020 and 2019, respectively	(263)	(314)
Pension liability adjustments, net of deferred income taxes of $(323) and $(340) in 2020 and 2019, respectively	(9,153)	13,880
Unrealized gain (loss) on marketable securities, net of deferred income taxes of $(4) and $2 in 2020 and 2019, respectively	9	(6)
Total other comprehensive income (loss)	8,120	(9,220)
Total comprehensive income (loss)	(219)	428,637
Less: Comprehensive income attributable to noncontrolling interests	(2,795)	(821)
Comprehensive income (loss) attributable to Harsco Corporation	$(3,014)	$427,816

	Nine Months Ended
	September 30
(In thousands)	2020	2019
Net income (loss)	$(16,567)	$471,323
Other comprehensive income (loss):
Foreign currency translation adjustments, net of deferred income taxes of $(2,323) and $(2,086) in 2020 and 2019, respectively	(35,244)	(22,276)
Net loss on cash flow hedging instruments, net of deferred income taxes of $141 and $1,195 in 2020 and 2019, respectively	(1,622)	(4,485)
Pension liability adjustments, net of deferred income taxes of $(2,356) and $(1,061) in 2020 and 2019, respectively	28,037	25,651
Unrealized gain (loss) on marketable securities, net of deferred income taxes of $8 and $(6) in 2020 and 2019, respectively	(22)	19
Total other comprehensive loss	(8,851)	(1,091)
Total comprehensive income (loss)	(25,418)	470,232
Less: Comprehensive income attributable to noncontrolling interests	(4,053)	(4,768)
Comprehensive income (loss) attributable to Harsco Corporation	$(29,471)	$465,464

See accompanying notes to unaudited condensed consolidated financial statements.

HARSCO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30
(In thousands)	2020	2019
Cash flows from operating activities:
Net income (loss)	$(16,567)	$471,323
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	93,864	89,681
Amortization	24,721	11,941
Deferred income tax expense	2,346	11,500
Equity income of unconsolidated entities, net	(176)	(151)
Dividends from unconsolidated entities	—	125
Gain on sale from discontinued business	(18,371)	(527,980)
Loss on early extinguishment of debt	—	5,314
Other, net	(336)	2,187
Changes in assets and liabilities, net of acquisitions and dispositions of businesses:
Accounts receivable	26,308	(12,395)
Income tax refunds receivable	(11,168)	—
Inventories	(11,801)	(43,477)
Contract assets	(26,775)	(5,269)
Right-of-use assets	18,195	11,204
Accounts payable	(1,488)	5,615
Accrued interest payable	(9,984)	7,398
Accrued compensation	1,795	(12,802)
Advances on contracts	19,145	(17,067)
Operating lease liabilities	(17,864)	(10,919)
Retirement plan liabilities, net	(23,902)	(18,800)
Income taxes payable - Gain on sale of discontinued businesses	(10,342)	102,940
Other assets and liabilities	4,676	(20,339)
Net cash provided by operating activities	42,276	50,029
Cash flows from investing activities:
Purchases of property, plant and equipment	(79,096)	(147,071)
Purchases of businesses, net of cash acquired	(432,855)	(623,495)
Proceeds from sale of discontinued business, net	37,219	599,685
Proceeds from sales of assets	4,473	7,560
Expenditures for intangible assets	(169)	(1,246)
Net proceeds from settlement of foreign currency forward exchange contracts	536	1,453
Payments for interest rate swap terminations	—	(2,758)
Other investing activities, net	(197)	—
Net cash used by investing activities	(470,089)	(165,872)
Cash flows from financing activities:
Short-term borrowings, net	1,712	(1,417)
Current maturities and long-term debt:
Additions	580,903	781,987
Reductions	(111,999)	(604,616)
Dividends paid to noncontrolling interests	—	(3,103)
Sale of noncontrolling interests	—	4,026
Common stock acquired for treasury	—	(25,752)
Stock-based compensation - Employee taxes paid	(4,188)	(11,202)
Payment of contingent consideration	(2,342)	—
Deferred financing costs	(1,928)	(11,073)
Other financing activities, net	(1,368)	—
Net cash provided by financing activities	460,790	128,850
Effect of exchange rate changes on cash and cash equivalents, including restricted cash	(6,567)	(2,234)
Net increase in cash and cash equivalents, including restricted cash	26,410	10,773
Cash and cash equivalents, including restricted cash, at beginning of period	59,732	67,146
Cash and cash equivalents, including restricted cash, at end of period	$86,142	$77,919

	Nine Months Ended September 30
(In thousands)	2020	2019

Supplementary cash flow information:
Change in accrual for purchases of property, plant and equipment included in accounts payable	$3,060	$5,917

See accompanying notes to unaudited condensed consolidated financial statements.

HARSCO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (Unaudited)

	Harsco Corporation Stockholders’ Equity
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests
(In thousands, except share amounts)	Issued	Treasury					Total
Balances, December 31, 2018	$141,842	$(795,821)	$190,597	$1,298,752	$(567,107)	$45,113	$313,376
Adoption of new accounting standard				21,429	(21,429)		—
Net income				20,697		1,840	22,537
Total other comprehensive income, net of deferred income taxes of $1,729					4,111	420	4,531
Sale of subsidiary shares to noncontrolling interest						876	876
Stock appreciation rights exercised, net 927 shares	2	(8)	(2)				(8)
Vesting of restricted stock units and other stock grants, net 94,229 shares	198	(1,456)	(198)				(1,456)
Vesting of performance share units, net 529,213 shares	1,136	(8,235)	(1,149)				(8,248)
Amortization of unearned portion of stock-based compensation, net of forfeitures			3,664				3,664
Balances, March 31, 2019	143,178	(805,520)	192,912	1,340,878	(584,425)	48,249	335,272
Net income				8,642		2,287	10,929
Cash dividends declared:
Noncontrolling interests						(4,690)	(4,690)
Total other comprehensive income (loss), net of deferred income taxes of $(1,569)					4,196	(598)	3,598
Contributions receivable from noncontrolling interest (a)						3,150	3,150
Stock appreciation rights exercised, net 10,216 shares	18	(108)	(18)				(108)
Vesting of restricted stock units and other stock grants, net 99,134 shares	198	(1,375)	(198)				(1,375)
Amortization of unearned portion of stock-based compensation, net of forfeitures			2,338				2,338
Balances, June 30, 2019	143,394	(807,003)	195,034	1,349,520	(580,229)	48,398	349,114
Net income				435,351		2,506	437,857
Total other comprehensive loss, net of deferred income taxes of $(2,118)					(7,530)	(1,690)	(9,220)
Strategic venture exit						(3,694)	(3,694)
Stock appreciation rights exercised, net 103 shares		(1)					(1)
Vesting of restricted stock units and other stock grants, net 984 shares	2	(19)	(2)				(19)
Treasury shares repurchased, 1,417,556 shares		(25,752)					(25,752)
Amortization of unearned portion of stock-based compensation, net of forfeitures			2,975				2,975
Balances, September 30, 2019	$143,396	$(832,775)	$198,007	$1,784,871	$(587,759)	$45,520	$751,260
(a) Cash contribution was received during July 2019.

	Harsco Corporation Stockholders’ Equity
(In thousands, except share amounts)	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests
	Issued	Treasury					Total
Balances, December 31, 2019	$143,400	$(838,893)	$200,595	$1,824,100	$(587,622)	$48,079	$789,659
Net income				141		1,086	1,227
Total other comprehensive loss, net of deferred income taxes of $(5,267)					(28,854)	(1,148)	(30,002)
Vesting of restricted stock units and other stock grants, net 104,840 shares	230	(889)	(230)				(889)
Vesting of performance share units, net 265,151 shares	589	(3,205)	(589)				(3,205)
Amortization of unearned portion of stock-based compensation, net of forfeitures			2,080				2,080
Balances, March 31, 2020	144,219	(842,987)	201,856	1,824,241	(616,476)	48,017	758,870
Net income (loss)				(10,602)	$—	1,147	(9,455)
Total other comprehensive income, net of deferred income taxes of $(1,229)					12,858	173	13,031
Stock appreciation rights exercised, net 6,744 shares	8	(16)	(8)				(16)
Vesting of restricted stock units and other stock grants, net 14,211 shares	18		(18)				—
Amortization of unearned portion of stock-based compensation, net of forfeitures			2,086				2,086
Balances, June 30, 2020	144,245	(843,003)	203,916	1,813,639	(603,618)	49,337	764,516
Net income (loss)				(9,578)	$—	1,239	(8,339)
Cash dividends declared:
Noncontrolling interests						(8)	(8)
Total other comprehensive income, net of deferred income taxes of $1,966					6,566	1,554	8,120
Stock appreciation rights exercised, net 1,609 shares	3	(8)	(3)				(8)
Vesting of restricted stock units and other stock grants, net 10,910 shares	20	(87)	(20)				(87)
Amortization of unearned portion of stock-based compensation, net of forfeitures			2,220				2,220
Balances, September 30, 2020	$144,268	$(843,098)	$206,113	$1,804,061	$(597,052)	$52,122	$766,414

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

Restricted Cash
The Company had restricted cash of $2.3 million and $2.5 million at September 30, 2020 and December 31, 2019, respectively, and the restrictions are primarily related to collateral provided for certain guarantees of the Company's performance.

Acquisition of ESOL
On April 6, 2020 the Company completed the previously announced acquisition of ESOL, an established waste transportation, processing and services provider with a comprehensive portfolio of disposal solutions for customers primarily across the industrial, retail and healthcare markets, from Stericycle, Inc. for $429.0 million in cash, inclusive of post-closing adjustments. See Note 3, Acquisitions and Dispositions, for additional information.

Segment Reporting
The Company reports information about operating segments using the "management approach," which is based on the way management organizes and reports the segments within the enterprise for making operating decisions and assessing performance. The Company's reportable segments are identified based upon differences in products, service and markets served. The operations of ESOL are combined and included as part of the Harsco Clean Earth Segment.

Impact of COVID-19
Beginning in early 2020, overall global economic conditions were significantly impacted by COVID-19. The continuing impact of COVID-19 on the Company varies by end market as well as local conditions (including applicable government mandates) and is continually evolving. The ultimate duration and impact of COVID-19 on the Company and its customers' operations is presently unclear, though the Company continues to operate as a provider of certain essential services in the U.S. and other countries. The Company continues to take significant and proactive actions to protect all stakeholders and to minimize the operational and financial impacts of COVID-19 where possible.

The Company did not record any long-lived asset impairments, indefinite-lived asset impairments, goodwill impairments, significant inventory write-downs or incremental accounts receivable reserves for current expected credit losses during the three months or nine months ended September 30, 2020, however such charges are possible in future periods, which could have an adverse effect on the Company's future results of operations, cash flows, or financial condition.

Discontinued Operations
In January 2020 the Company sold IKG and, together with the 2019 sales of AXC and PK, this completed the divestiture of the former Harsco Industrial Segment originally announced in May 2019. These disposals represent a strategic shift and accelerated the transformation of the Company's portfolio of businesses into a leading provider of environmental solutions and services. As a result of these disposals (i) the carrying value of the remaining assets and liabilities of the Harsco Industrial Segment were classified as Assets held-for-sale and Liabilities of assets held-for-sale on the Company's December 31, 2019 Condensed Consolidated Balance Sheet; (ii) the operating results of the Harsco Industrial Segment, costs directly related to the disposals, an allocation of interest expense associated with mandatory debt repayments required as a result of the disposals and the write-off of deferred financing costs resulting from the mandatory repayment have been reflected in the Company's Condensed Consolidated Statements of Operations as discontinued operations for all periods presented; and (iii) all disclosures have been updated to reflect these changes. See Note 3, Acquisitions and Dispositions, for additional information.

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

On January 1, 2020 the Company adopted changes issued by the FASB that removed the second step of the annual goodwill impairment test, which required a hypothetical purchase price allocation. The changes provide that the amount of goodwill impairment will be equal to the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. All other goodwill impairment guidance remains largely unchanged. The same one-step impairment test will be applied to goodwill at all reporting units, even those with zero or negative carrying amounts. Entities will be required to disclose the amount of goodwill at reporting units with zero or negative carrying amounts. These changes did not have a material impact on the Company's condensed consolidated financial statements.

On January 1, 2020 the Company adopted changes issued by the FASB which modified the disclosure requirements for fair value measurements. The amendments in this update remove the requirement to disclose the amount of, and reasons for, transfers between Level 1 and Level 2 of the fair value hierarchy; and the policy for timing of transfers between levels and the valuation processes for Level 3 fair value measurements. The changes require disclosure of changes in unrealized gains and losses for the period included in OCI for recurring Level 3 fair value measurements held at the end of the reporting period and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. Other than required expanded disclosures, the adoption of these changes did not have a material impact on the Company's condensed consolidated financial statements.
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

In March 2020 the FASB issued changes that provide companies with optional guidance to ease the potential accounting burden associated with transitioning from reference rates that are expected to be discontinued. In response to the concerns about risks of IBORs and, particularly, the risk of cessation of LIBOR, regulators in several jurisdictions around the world have undertaken reference rate reform initiatives to identify alternative reference rates that are more observable or transaction-based and less susceptible to manipulation. The changes provide optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The changes can be adopted no later than December 31, 2022 with early adoption permitted. Management does not believe these changes will have a material impact on its condensed consolidated financial statements.

In August 2020, the FASB issued changes which simplified the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. Management concluded that this standard will not have an impact on its condensed consolidated financial statements.

3. Acquisitions and Dispositions

ESOL
On April 6, 2020 the Company completed the previously announced acquisition of 100% of ESOL, an established waste transportation, processing and services provider with a comprehensive portfolio of disposal solutions for customers primarily across the industrial, retail and healthcare markets from Stericycle, Inc. for $429.0 million of cash consideration, inclusive of post-closing adjustments. In addition, as part of the acquisition, the Company entered into a non-compete agreement with Stericycle, Inc. Concurrent to the ESOL acquisition, the Company entered into an agreement with Stericycle Inc. related to certain Stericycle, Inc. customers who receive services from both ESOL and other Stericycle, Inc. businesses under a single contractual arrangement. The revenue pertaining to services rendered to these customers are invoiced centrally through Stericycle, Inc. billing systems and ESOL's portion of the revenue, less a management fee, is then distributed to the Company.

The preliminary fair value recorded for the assets acquired and liabilities assumed for ESOL is as follows:

	Preliminary Valuation
(In millions)	April 6 2020	Measurement Period Adjustments	September 30 2020
Cash and cash equivalents	$0.4	$—	$0.4
Trade accounts receivable	124.1	(0.9)	123.2
Inventory	5.0	—	5.0
Other current assets	0.7	(0.4)	0.3
Property, plant and equipment	105.3	—	105.3
Right-of-use assets	56.0	—	56.0
Goodwill	152.0	(8.1)	143.9
Intangible assets	161.0	—	161.0
Other assets	0.2	—	0.2
Accounts payable	(48.6)	(0.4)	(49.0)
Accrued expenses	(17.5)	—	(17.5)
Current portion of operating lease liabilities	(16.6)	—	(16.6)
Other current liabilities	(6.4)	—	(6.4)
Environmental liabilities	(24.4)	—	(24.4)
Deferred income taxes	(15.5)	—	(15.5)
Operating lease liabilities	(39.4)	—	(39.4)
Total identifiable net assets of ESOL	436.3	(9.8)	426.5
Non-compete agreement	2.5	—	2.5
Total identifiable net assets of ESOL, including non-compete agreement	$438.8	$(9.8)	$429.0

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

The following table details the preliminary valuation of identifiable intangible assets and amortization periods for ESOL and the non-compete agreement entered into by the Company upon acquisition of ESOL:

		Preliminary Valuation
(Dollars in millions)	Weighted-Average Amortization Period	April 6 2020	Measurement Period Adjustments	September 30 2020
Permits and rights	22 years	$138.0	$—	$138.0
Customer relationships	10 years	23.0	—	23.0
Total identifiable intangible assets of ESOL		161.0	—	161.0
Non-compete agreement	4 years	2.5	—	2.5
Total identifiable intangible assets acquired		$163.5	$—	$163.5

The Company valued the identifiable intangible assets using methodologies under the income approach including the multi-period excess earnings method, the distributor method, and the with-and-without method. The purchase price allocation for ESOL is not final and the fair value of intangible assets and goodwill may vary significantly from those reflected in the Company's condensed consolidated financial statements at September 30, 2020.

ESOL contributed revenue of $236.7 million and operating income of $4.7 million for the nine months ended September 30, 2020. The operations of ESOL have been combined and included as part of the Harsco Clean Earth Segment.

The three and nine months September 30, 2020 include ESOL direct acquisition and integration costs of $10.6 million and $41.0 million, respectively, which are included in the Selling, general and administrative expenses, within the Corporate function, in the Company's Condensed Consolidated Statements of Operations. In addition to the acquisition and integration costs reflected in the Company's Condensed Consolidated Statements of Operations, the debt issuance costs associated with the issuance of debt to fund the acquisition are reflected, net of amortization subsequent to the acquisition date, as Long-term debt on the Company's Condensed Consolidated Balance Sheets.

Clean Earth
On June 28, 2019 the Company acquired 100% of the outstanding stock of Clean Earth, one of the largest U.S. providers of specialty waste processing and beneficial reuse solutions for hazardous waste, contaminated materials and dredged volumes, for an enterprise valuation of approximately $625 million on a cash free, debt free basis, subject to normal working capital adjustments. The Company transferred approximately $628 million of cash consideration and agreed to reimburse the sellers for any usage of assumed net operating losses in a post-closing period for up to five years. During the three months ended September 30, 2020, the Company expensed an additional $2.4 million related to the expected reimbursement of these net operating losses of which the present value is now estimated at approximately $11 million. See Footnote 17, Other Expenses, net, for additional details.

The fair value recorded for the assets acquired and liabilities assumed for Clean Earth is as follows:

	Final
(In millions)	June 28 2019	Measurement Period Adjustments (a)	September 30 2020
Cash and cash equivalents (b)	$42.8	$(39.2)	$3.6
Trade accounts receivable, net	63.7	(1.2)	62.5
Other receivables	0.8	1.3	2.1
Other current assets	8.7	(1.4)	7.3
Property, plant and equipment	75.6	1.4	77.0
Right-of-use assets	14.4	11.4	25.8
Goodwill	313.8	16.8	330.6
Intangible assets	261.1	(18.9)	242.2
Other assets	4.0	(2.8)	1.2
Accounts payable	(23.0)	(0.1)	(23.1)
Acquisition consideration payable (b)	(39.2)	39.2	—
Other current liabilities	(18.0)	(1.7)	(19.7)
Net deferred taxes liabilities	(51.2)	5.5	(45.7)
Operating lease liabilities	(11.1)	(8.4)	(19.5)
Other liabilities	(6.5)	(2.1)	(8.6)
Total identifiable net assets of Clean Earth	$635.9	$(0.2)	$635.7
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

The following table details the valuation of identifiable intangible assets and amortization periods for Clean Earth:

		Final
(In millions)	Weighted-Average Amortization Period	Preliminary Valuation June 28, 2019	Measurement Period Adjustments (c)	September 30 2020
Permits	18 years	$176.1	$(6.0)	$170.1
Customer relationships	8 years	33.4	(12.9)	20.5
Air rights	Usage based (d)	25.6	—	25.6
Trade names	12 years	26.0	—	26.0
Total identifiable intangible assets of Clean Earth		$261.1	$(18.9)	$242.2
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

The three and nine months ended September 30, 2019 include Clean Earth direct acquisition and integration costs of $2.0 million and $14.5 million, respectively which are included in Selling, general and administrative expenses, within the Corporate function, in the Company’s Condensed Consolidated Statements of Operations.

Pro forma financial information
The pro forma information below gives effect to the Clean Earth acquisition as if it had been completed on January 1, 2018 and the ESOL acquisition as if it had been completed on January 1, 2019. The pro forma information is not necessarily indicative of the Company’s results of operations had the acquisitions been completed on the above dates, nor is it necessarily indicative of future results. The pro forma information does not reflect any cost savings from operating efficiencies or synergies that could result from the acquisitions and does not reflect the additional revenue opportunities following the acquisitions. The pro forma information below includes the adjustments necessary to reflect additional depreciation and amortization expense based on the estimated fair value and useful lives of intangible assets and fixed assets acquired; includes additional interest expense of approximately $4.7 million for the nine months ended September 30, 2020 and $5.6 million and $34.9 million for the three and nine months ended September 30, 2019, respectively, on the acquisition related borrowings used to finance the acquisitions and excludes certain directly attributable acquisition and integration costs and historic interest expense. These pro forma adjustments are subject to change as additional analysis is performed. The values assigned to the assets acquired and liabilities assumed are based on preliminary valuations, for the ESOL acquisition, and are subject to change as the Company obtains additional information during the remaining measurement period. In addition, the historical ESOL results include $8.9 million for the nine months ended September 30, 2020 and $8.6 million and $26.5 million for the three and nine months ended September 30, 2019, respectively, of corporate expenses charged to ESOL from Stericycle.

	Three Months Ended		Nine Months Ended
	September 30		September 30
(In millions)	2020	2019	2020	2019
Pro forma revenues	$509.4	$572.7	$1,486.2	$1,650.3
Pro forma net income attributed to Harsco Corporation (including discontinued operations) (e)	(1.8)	434.9	1.0	440.9
(e) Pro forma net income for the three and nine months ended September 30, 2019 includes a $417.5 million after-tax gain on the sale of AXC.

Harsco Industrial Segment
In January 2020 the Company sold IKG for $85.0 million, including a note receivable with a face value of $40.0 million (initial fair value $34.3 million), and recognized an $18.4 million pre-tax gain on sale (or approximately $9 million after-tax). This disposal, along with the disposals of AXC and PK in 2019, represent a strategic shift and accelerates the transformation of the Company's portfolio of businesses into a global, market-leading, single-thesis environmental solutions platform. See Note 4, Accounts Receivable and Note Receivable, for additional information related to the note receivable.

The Harsco Industrial Segment has historically been a separate reportable segment with primary operations in North America and Latin America. In accordance with U.S. GAAP, the results of the former Harsco Industrial Segment are presented as discontinued operations and, as such, have been excluded from both continuing operations and segment results for the three and nine months ended September 30, 2020 and 2019.

Certain key selected financial information included in net income (loss) from discontinued operations for the former Harsco Industrial Segment is as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(In millions)	2020	2019	2020	2019
Amounts for the former Harsco Industrial Segment:
Total revenues	$—	$39,855	$10,203	$274,037
Cost of products sold	—	28,174	8,082	201,188
Gain on sale from discontinued business	—	527,980	18,371	527,980
Income (loss) from discontinued business	(716)	803	(593)	24,877
Additional amounts allocated to the former Harsco Industrial Segment:
Selling, general and administrative expenses (f)	$521	$1,994	$1,710	$5,521
Interest expense (g)	—	—	—	11,237
Loss on early extinguishment of debt (h)	—	5,314	—	5,314
(f) The Company has allocated directly attributable transaction costs to discontinued operations. In addition, this caption includes costs directly attributable to retained contingent liabilities of the Harsco Industrial Segment.
(g) The Company has allocated interest expense, including a portion of the amount reclassified into income for the Company's interest rate swaps and amortization of deferred financing costs resulting from the AXC disposal, as part of discontinued operations.
(h) The Company has allocated the $5.3 million write-off of deferred financing costs to discontinued operations as it is directly attributable to the mandatory repayment of the Original Term Loan that resulted from the AXC disposal.

The Company has retained corporate overhead expenses previously allocated to the Harsco Industrial Segment of $0.7 million for the three months ended September 30, 2019 and $3.4 million for the nine months ended September 30, 2019, as part of Selling, general and administrative expenses, on the Company's Condensed Consolidated Statements of Operations.

The following is selected financial information included on the Company's Condensed Consolidated Statements of Cash Flows attributable to the former Harsco Industrial Segment:

	Nine Months Ended
	September 30
(In millions)	2020	2019
Non-cash operating items
Depreciation and amortization	$—	$3,301
Cash flows from investing activities
Purchases of property, plant and equipment	106	6,151

4.    Accounts Receivable and Note Receivable

Accounts receivable are stated at net realizable value which represents the face value of the receivable less an allowance for expected credit losses. The allowance for expected credit losses is maintained for expected lifetime losses resulting from the inability or unwillingness of customers to make required payments.
The Company’s expected credit loss allowance methodology for accounts receivable is developed using historical collection experience, current and future economic and market conditions and a review of the current status of customers' trade accounts receivables. When required, the Company adjusts the loss-rate methodology to account for current conditions and reasonable and supportable expectations of future economic and market conditions. The Company generally assesses future economic conditions for a period which corresponds with the contractual life of its accounts receivable. Additionally, specific allowance amounts are established to record the appropriate provision for customers that have a higher probability of default.
Prior to the adoption of the expected credit loss allowance methodology on January 1, 2020, the Company established an allowance for doubtful accounts based upon a specific-identification method as well as historical collection experience, as appropriate.

Accounts receivable consist of the following:

(In thousands)	September 30 2020	December 31 2019
Trade accounts receivable	$409,928	$323,502
Less: Allowance for expected credit losses and doubtful accounts (a) (b)	(8,934)	(13,512)
Trade accounts receivable, net	$400,994	$309,990
Other receivables (c)	$38,325	$21,265
(a)    The decrease in the allowance for expected credit losses and doubtful accounts is the final write-off of previously fully-reserved balances in the Harsco Environmental Segment.
(b) Upon the acquisition of ESOL, trade accounts receivable totaling $136.2 million were recorded at a fair value of $123.2 million as of the acquisition date, due primarily to expected credit losses as of the acquisition date of $13.0 million which were netted against the gross receivable balance as of the acquisition date.
(c)     Other receivables include employee receivables, insurance receivable, tax claims and refunds and other miscellaneous items not included in Trade accounts receivable, net.
The change in the provision for expected credit losses and doubtful accounts related to trade accounts receivable was as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(In thousands)	2020	2019	2020	2019
Provision for expected credit losses and doubtful accounts related to trade accounts receivable	$861	$1,116	$1,098	$6,539

At September 30, 2020 approximately $5.6 million of the Company's trade accounts receivable were past due by twelve months or more. Approximately $1.1 million of this amount is reserved, and collection of the remaining balance is still ultimately expected.

In January 2020 the Company sold IKG for $85.0 million including cash and a note receivable, subject to post-closing adjustments. The note receivable from the buyer has a face value of $40.0 million, bearing interest at 2.50%, that is paid in kind and matures on January 31, 2027. Any unpaid principal, along with any accrued but unpaid interest is payable at maturity. Prepayment is required in case of a change in control or a percentage of excess cash flow, as defined in the note receivable agreement. Because there are no scheduled payments under the terms of the note receivable, the balance is not classified as current as of September 30, 2020 and is included in the caption Other assets on the Condensed Consolidated Balance Sheet. The initial fair value of the note receivable was $34.3 million which was calculated using an average of various discounted cash flow scenarios based on anticipated timing of repayments (Level 3) and was a non-cash transaction. The note receivable is subsequently measured at amortized cost. Key inputs into the valuation model include: projected timing and amount of cash flows, pro forma debt rating, option-adjusted spread and U.S. Treasury spot rate. At September 30, 2020 the amortized cost of the note receivable was $35.4 million, compared with a fair value of $35.6 million.

(In thousands)	September 30 2020	December 31 2019
Note receivable	$35,389	$—

5.    Inventories
Inventories consist of the following:

(In thousands)	September 30 2020	December 31 2019
Finished goods	$14,736	$14,550
Work-in-process	13,489	13,088
Raw materials and purchased parts	111,754	104,488
Stores and supplies	30,058	24,865
Total inventories	$170,037	$156,991
During 2016 the Company recognized an initial estimated forward loss provision related to the contracts with SBB of $45.1 million. The Company recorded an additional forward loss provision of $1.8 million during 2018. At September 30,

2020 the entire remaining estimated forward loss provision of $6.6 million is included as Other current liabilities on the Company's Condensed Consolidated Balance Sheets. The estimated forward loss provision represents the Company's best estimate based on currently available information. It is possible that the Company's overall estimate of costs to complete these contracts may increase, which would result in an additional estimated forward loss provision at such time.

The Company recognized $11.8 million and $5.7 million of revenues for the contracts with SBB at zero margin, on an over time basis, utilizing a cost-to-cost method for the three months ended September 30, 2020 and 2019, respectively, and $29.5 million and $16.4 million for the nine months ended September 30, 2020 and 2019, respectively. Consolidated product revenue gross margins were not significantly impacted by the revenue recognized under the SBB contracts for the three and nine months ended September 30, 2020 and 2019. The Company has substantially completed the first contract and is approximately 65% complete on the second contract with SBB as of September 30, 2020.

6.     Property, Plant and Equipment
Property, plant and equipment consisted of the following:

(In thousands)	September 30 2020	December 31 2019
Land	$75,777	$30,409
Land improvements	18,748	19,155
Buildings and improvements	225,406	182,795
Machinery and equipment	1,511,120	1,518,652
Uncompleted construction	64,408	55,592
Gross property, plant and equipment	1,895,459	1,806,603
Less: Accumulated depreciation	(1,254,572)	(1,244,817)
Property, plant and equipment, net	$640,887	$561,786

7. Leases
The components of lease expense were as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(In thousands)	2020	2019	2020	2019
Finance leases:
Amortization expense	$377	$325	$1,115	$911
Interest on lease liabilities	43	27	139	68
Operating leases	8,558	4,391	21,745	11,518
Variable and short-term lease expense	11,572	6,759	29,169	16,367
Sublease income	(51)	—	(150)	—
Total lease expense from continuing operations	$20,499	$11,502	$52,018	$28,864

Supplemental cash flow information related to leases was as follows:

	Nine Months Ended
	September 30
(In thousands)	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Cash flows from operating activities - Operating leases	$20,512	$10,881
Cash flows from financing activities - Finance leases	997	953
ROU assets obtained in exchange for lease obligations:
Operating leases (a)	$62,507	$57,607
Finance leases	1,613	1,671
(a)     Cash flows for the nine months ended September 30, 2020 include ROU assets of approximately $56 million that were recorded upon the acquisition of ESOL. Cash flows for nine months ended September 30, 2019 include ROU assets of approximately $34 million that were recorded upon adoption at January 1, 2019 and approximately $21 million that were recorded upon the acquisition of Clean Earth. See Note 3, Acquisitions and Dispositions, for additional information..

Supplemental balance sheet information related to leases was as follows:

(In thousands)	September 30 2020	December 31 2019
Operating Leases:
Operating lease ROU assets	$96,800	$52,065
Current portion of operating lease liabilities	26,577	$12,544
Operating lease liabilities	67,995	36,974
Finance Leases:
Property, plant and equipment, net	$4,179	$3,519
Current maturities of long-term debt	1,335	$1,237
Long-term debt	2,903	2,218

Supplemental additional information related to leases was as follows:

	September 30 2020	December 31 2019
Other information:
Weighted average remaining lease term - Operating leases (in years)	8.10	11.57
Weighted average remaining lease term - Finance leases (in years)	3.73	4.01
Weighted average discount rate - Operating leases	6.1%	6.3%
Weighted average discount rate - Finance leases	4.1%	4.2%

Maturities of lease liabilities were as follows:

(In thousand)	Operating Leases	Finance Leases
Year Ending December 31:
2020 (excluding the nine months ended September 30, 2020)	$8,126	$361
2021	27,315	1,330
2022	20,639	1,072
2023	15,818	869
2024	10,655	702
After 2024	41,421	113
Total lease payments	123,974	4,447
Less: Imputed interest	(29,402)	(209)
Total	$94,572	$4,238

The Company's leases, excluding short-term leases, have remaining terms of less than one year to 30 years, some of which include options to extend for up to 10 years, and some of which include options to terminate within one year. As of
September 30, 2020, the Company had additional operating leases for property and equipment that have not yet commenced with estimated ROU assets and lease liabilities of $4.6 million to be recognized upon the anticipated lease commencements in the fourth quarter of 2020 There are no material residual value guarantees or material restrictive covenants.

8.     Goodwill and Other Intangible Assets
The following table reflects the changes in carrying amounts of goodwill by segment for the nine months ended September 30, 2020:

(In thousands)	Harsco Environmental Segment	Harsco Clean Earth Segment	Harsco Rail Segment	Consolidated Totals
Balance at December 31, 2019	$395,113	$330,230	$13,026	$738,369
Changes to goodwill (a)	1,480	144,283	—	145,763
Foreign currency translation	(2,221)	—	—	(2,221)
Balance at September 30, 2020	$394,372	$474,513	$13,026	$881,911
(a) The changes to goodwill primarily relate to the acquisition of ESOL in the Harsco Clean Earth Segment. See Note 3, Acquisitions and Dispositions, and immaterial acquisitions in the Harsco Environmental Segment.

The Company tests for goodwill impairment annually, or more frequently if indicators of impairment exist, or if a decision is made to dispose of a business.  The Company performs its annual goodwill impairment test as of October 1 and monitors for triggering events on an ongoing basis.  The Company determined that, as of September 30, 2020, no interim goodwill impairment testing was necessary.
The Company has concluded that no triggering event occurred during the three months ended September 30, 2020. However, a prolonged economic downturn resulting from COVID-19 could impact the Company's future projected cash flows used to estimate fair value, and/or result in a sustained decrease in the Company’s share price, which could indicate an impairment.

Intangible assets, net, on the Company's Condensed Consolidated Balance Sheets consist of the following:

	September 30, 2020		December 31, 2019
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer related (b)	$106,247	$43,572	$143,996	$99,327
Permits	308,559	14,992	170,322	4,694
Technology related	37,992	8,187	36,467	5,635
Trade names	31,698	4,133	31,719	2,182
Air rights	26,139	827	26,139	411
Patents	177	126	249	168
Non-compete Agreement	2,500	312	—	—
Other	3,747	1,228	3,765	1,158
Total	$517,059	$73,377	$412,657	$113,575
(b)     In the quarter ended September 30, 2020 fully amortized intangible assets were removed from the gross carrying and accumulated amortization amounts.

Amortization expense for intangible assets was as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(In thousands)	2020	2019	2020	2019
Amortization expense for intangible assets	$8,272	$5,668	$22,542	$9,508

The estimated amortization expense for the next five fiscal years based on current intangible assets is as follows:

(In thousands)	2020	2021	2022	2023	2024
Estimated amortization expense (c)	$31,200	$32,300	$31,600	$31,600	$31,100
(c)     These estimated amortization expense amounts do not reflect the potential effect of future foreign currency exchange fluctuations.

9. Debt and Credit Agreements

In March 2020 the Company raised $280 million pursuant to the New Term Loan as a new tranche under the existing Senior Secured Credit Facilities. The New Term Loan was fully drawn on April 6, 2020 to partially fund the acquisition of ESOL. See Note 3, Acquisition and Dispositions, for additional information related to the ESOL acquisition. Borrowings under the New Term Loan bear interest at a rate per annum ranging from 150 to 225 basis points over adjusted LIBOR (as defined in the Credit Agreement). The New Term Loan will mature on June 28, 2024. The Company capitalized $1.9 million of fees related to the issuance of the New Term Loan.
In both March 2020 and June 2020, the Company amended the Senior Secured Credit Facilities to increase the net debt to consolidated adjusted EBITDA ratio covenant. As a result of these amendments, the net debt to consolidated adjusted EBITDA ratio covenant has been increased to 5.75 through March 2021 and then decreasing quarterly until reaching 4.75 in December 2021. There is no change to the previously agreed interest rates as long as the Company's total leverage ratio does not equal or exceed 4.50, at which time it would increase by 25 basis points. During the nine months ended September 30, 2020, the Company recognized $1.9 million of fees and expenses related to the amended Senior Secured Credit Facilities in the caption Unused debt commitment and amendment fees on the Condensed Consolidated Statements of Operations.

10.  Employee Benefit Plans

	Three Months Ended
	September 30
Defined Benefit Pension Plans Net Periodic Pension Cost (Benefit)	U.S. Plans		International Plans
(In thousands)	2020	2019	2020	2019
Service costs	$—	$10	$448	$344
Interest costs	1,845	2,637	4,474	5,168
Expected return on plan assets	(2,842)	(2,602)	(10,405)	(8,671)
Recognized prior service costs	—	—	113	61
Recognized loss	1,225	1,395	3,737	3,326
Settlement/curtailment losses	—	—	—	—
Defined benefit pension plans net periodic pension cost (benefit)	$228	$1,440	$(1,633)	$228

	Nine Months Ended
	September 30
Defined Benefit Pension Plans Net Periodic Pension Cost (Benefit)	U.S. Plans		International Plans
(In thousands)	2020	2019	2020	2019
Service costs	$—	$30	$1,303	$1,057
Interest costs	5,535	7,939	13,104	16,380
Expected return on plan assets	(8,526)	(7,788)	(30,428)	(27,507)
Recognized prior service costs	—	—	326	192
Recognized loss	3,875	4,205	10,924	10,556
Settlement/curtailment losses	—	129	—	—
Defined benefit pension plans net periodic pension cost (benefit)	$884	$4,515	$(4,771)	$678

	Three Months Ended		Nine Months Ended
Company Contributions	September 30		September 30
(In thousands)	2020	2019	2020	2019
Defined benefit pension plans (U.S.)	$453	$2,806	$2,940	$6,296
Defined benefit pension plans (International)	2,682	4,121	14,235	16,522
Multiemployer pension plans	390	527	1,178	1,531
Defined contribution pension plans	2,870	2,358	7,936	8,717
The Company's estimate of expected contributions to be paid during the remainder of 2020 for the U.S. and international defined benefit pension plans is $3.1 million and $6.1 million, respectively. The recently enacted CARES Act allows for the deferral, until 2021, of certain expected pension contributions in the U.S. The Company is currently evaluating this alternative.

11.     Income Taxes

Income tax benefit related to continuing operations for the three and nine months ended September 30, 2020 was $1.7 million and $4.6 million, respectively. Income tax expense related to continuing operations for the three and nine months ended September 30, 2019 was $12.6 million and $17.8 million, respectively. Income tax benefit for the three and nine months ended September 30, 2020 compared with income tax expense for the same periods in 2019 is the result of lower pretax income, primarily resulting from decreased operating income due to impacts of COVID-19 and incremental acquisition and integration costs in connection with the Company's acquisitions of approximately $8.1 million and $23.9 million for the three and nine months ended September 30, 2020, respectively, as well as a $2.8 million favorable income tax adjustment in connection with an increase in estimated usage of assumed net operating losses related to the Clean Earth acquisition and a $2.8 million valuation allowance adjustment against a deferred tax asset due to a lower projected income in a certain jurisdiction in 2019 not recurring in 2020.

An income tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, based on technical merits, including resolutions of any related appeals or litigation processes. The reserve for uncertain tax positions at September 30, 2020 was $4.0 million, including interest and penalties.  Within the next twelve months, it is reasonably possible that $0.3 million unrecognized income tax benefits will be recognized upon settlement of tax examinations and the expiration of various statutes of limitations.

12.   Commitments and Contingencies

Environmental
The Company is involved in a number of environmental remediation investigations and cleanups and, along with other companies, has been identified as a “potentially responsible party” for certain byproduct disposal sites.  While each of these matters is subject to various uncertainties, it is probable that the Company will agree to make payments toward funding certain of these activities, and it is possible that some of these matters will be decided unfavorably to the Company.  The Company has evaluated its potential liability and its financial exposure is dependent upon such factors as the continuing evolution of environmental laws and regulatory requirements, the availability and application of technology, the allocation of cost among potentially responsible parties, the years of remedial activity required and the remediation methods selected.

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

The following table summarizes information related to the location and undiscounted amount of the Company's environmental liabilities:

(In thousands)	September 30 2020	December 31 2019
Current portion of environmental liabilities (a)	$6,031	$3,431
Long-term environmental liabilities	29,747	5,600
Total environmental liabilities	$35,778	$9,031
(a)    The current portion of environmental liabilities is included in the caption Other current liabilities on the Company's Condensed Consolidated Balance Sheets.

Environmental liabilities relate primarily to the ESOL business which was acquired on April 6, 2020. As part of the ESOL acquisition, the Company assumed control of certain closed sites that were being monitored as part of ongoing environmental remediation plans. See Note 3, Acquisitions and Dispositions, for additional details.

On June 25 and 26, 2018, the DTSC conducted a compliance enforcement inspection of ESOL’s facility in Rancho Cordova, California, which was then owned by Stericycle, Inc. On February 14, 2020, the DTSC filed an action in the Superior Court for the State of California, Sacramento Division, alleging violations of California’s Hazardous Waste Control Law and the facility’s hazardous waste permit arising from the inspection. On August 27, 2020 the DTSC issued a Notice of Denial of Hazardous Waste Facility Permit Application. On September 25, 2020, the Company filed an administrative appeal. The DTSC investigation was ongoing well before the Company's acquisition of the ESOL business, and the Company was aware of the investigation and many of the issues raised in the investigation at the time of the purchase. Accordingly, the Company is indemnified for certain fines and other costs and expenses associated with this matter by Stericycle, Inc. As a result, the administrative appeal will be led by Stericycle, Inc. The Company has not accrued any amounts in respect of these alleged violations and cannot estimate the reasonably possible loss or the range of reasonably possible losses that it may incur.

As previously disclosed, the Company has had ongoing meetings with the SCE over processing salt cakes, a processing byproduct, stored at the Al Hafeerah site. The Company’s Bahrain operations that produced the salt cakes has ceased operations and are owned under a strategic venture for which its strategic venture partner owns a 35% minority interest. An Environmental Impact Assessment and Technical Feasibility Study for facilities to process the salt cakes was approved by the SCE during the first quarter of 2018. The Company currently expects those facilities to commence operations during the fourth quarter of 2020. The Company has previously established a reserve of $7.0 million, which represents the Company's best estimate of the ultimate costs to be incurred to resolve this matter. The Company continues to evaluate this reserve and any future change in estimated costs could be material to the Company’s results of operations in any one period.

On July 27, 2018 Brazil’s Federal and Rio de Janeiro State Public Prosecution Offices (MPF and MPE) filed a Civil Public Action against one of the Company's customers (CSN), the Company’s Brazilian subsidiary, the Municipality of Volta Redonda, Brazil, and the Instituto Estadual do Ambiente (local environmental protection agency) seeking the implementation of various measures to limit and reduce the accumulation of customer-owned slag at the site in Brazil. On August 6, 2018 the 3rd Federal Court in Volta Redonda granted the MPF and MPE an injunction against the same parties requiring, among other things, CSN and the Company’s Brazilian subsidiary to limit the volume of slag sent to the site. Because the customer owns the site and the slag located on the site, the Company believes that complying with this injunction is the steel producer’s responsibility.  On March 18, 2019 the Court issued an order fining the Company 5,000 Brazilian reais per day (or approximately $900 per day) and CSN 20,000 Brazilian reais per day (or approximately $4,000 per day) until the requirements of the injunction are met. On November 1, 2019 the Court issued an additional order increasing the fines assessed to the Company to 25,000 Brazilian reais per day (or approximately $4,000 per day) and raising the fines assessed to CSN to
100,000 Brazilian reais per day (or approximately $18,000 per day). The Court also assessed an additional fine of
10,000,000 Brazilian reais (or approximately $1,800,000) against CSN and the Company jointly. The Company is appealing the fines and the underlying injunction.  Both the Company and CSN continue to have discussions with the governmental authorities on the injunction and the possible resolution of the underlying case. The Company does not believe that a loss relating to this matter is probable or estimable at this point.
On October 19, 2018 local environmental authorities issued an enforcement action against the Company concerning the Company’s operations at a customer site in Ijmuiden, Netherlands.  The enforcement action alleges violations of the Company’s environmental permit at the site, which restricts the release of any visible dust emissions.  The enforcement action ordered the Company to cease all violations of the permit by October 31, 2018.  The authorities have issued three additional enforcement actions since that time and have asserted fines of approximately $0.7 million which the Company has recorded, with the possibility of additional fines for any future violations.  The Company is vigorously contesting the enforcement action and fines and is also working with its customer to ensure the control of emissions.  The Company has contractual indemnity rights from its customer, should it be required to pay the assessed fines.

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

On March 24, 2017 the Allegheny County Health Department issued a notice of violation against the Company concerning the Company’s operations at a customer site in Natrona, Pennsylvania.  On January 21, 2020 the Company paid $0.1 million to settle the civil penalties accrued up to that date. On May 4, 2020, the Company paid a $5 thousand penalty and on August 21, 2020, the Company paid a $6 thousand penalty, both for alleged additional events. The Company also received an additional assessment of $8 thousand on October 23, 2020. It is possible the Company could incur additional penalties for future violations.  Pursuant to the settlement agreement, the Company and its customer have also agreed to construct and bring certain slag processing operations into a building. On October 29, 2020, one of the residents of Natrona filed a punitive class action lawsuit against the Company in the Court of Common Pleas of Allegheny County, Pennsylvania, seeking unspecified damages and injunctive relief due to alleged dust emissions at the site, which the Company believes is without merit.

DEA Investigation
Prior to the Company’s acquisition of ESOL, Stericycle, Inc, notified the Company that the DEA had served an administrative subpoena on Stericycle, Inc. and executed a search warrant at a facility in Rancho Cordova, California and an administrative inspection warrant at a facility in Indianapolis, Indiana. The Company has determined that the DEA and the DTSC have launched investigations involving, at least in part, the ESOL business of collecting, transporting, and destroying controlled substances from retail customers that transferred from Stericycle, Inc. to the Company. In connection with these investigations, the DEA also executed a search warrant on an ESOL facility in Austin Texas on July 2, 2020. The Company is cooperating with these inquiries, which relate primarily to the period before the Company owned the ESOL business. Since the acquisition of the ESOL business, the Company has performed a vigorous review of ESOL’s compliance program related to controlled substances and has made material changes to the manner in which controlled substances are transported from retail customers to DEA-registered facilities for destruction. The Company has not accrued any amounts in respect of these investigations and cannot estimate the reasonably possible loss or the range of reasonably possible losses that it may incur, if any. Investigations of this type are, by their nature, uncertain and unpredictable. While it is the Company’s position that it has recourse for some or all liabilities, if any, that arise from these matters under the ESOL purchase agreement and representations and warranties insurance policies purchased by the Company, there can be no assurances that the Company’s position will ultimately prevail.

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

In October 2009 the Company received notification of the SPRA’s final administrative decision regarding the levying of ICMS in the State of São Paulo in relation to services provided to a customer in the State between January 2004 and May 2005.  As of September 30, 2020 the principal amount of the tax assessment from the SPRA with regard to this case is approximately $1.1 million, with penalty, interest and fees assessed to date increasing such amount by an additional $15.0 million.  On June 4, 2018 the Appellate Court of the State of Sao Paulo ruled in favor of the SPRA but ruled that the assessed penalty should be reduced to approximately $1.1 million. After calculating the interest accrued on the penalty, the Company estimates that this ruling reduces the current overall potential liability for this case to approximately $6.4 million. All such amounts include the effect of foreign currency translation. The Company has appealed the ruling in favor of the SPRA to the Superior Court of Justice. Due to multiple court precedents in the Company’s favor, as well as the Company’s ability to appeal, the Company does not believe a loss is probable.
Another ICMS tax case involving the SPRA refers to the tax period from January 2002 to December 2003. In December 2018 the administrative tribunal hearing the case upheld the Company's liability. The Company has appealed to the judicial phase. The aggregate amount assessed by the tax authorities in August 2005 was $4.5 million (the amounts with regard to this claim are valued as of the date of the assessment since it has not yet reached the collection phase), composed of a principal amount of $1.1 million, with penalty and interest assessed through that date increasing such amount by an additional $3.4 million.  On December 6, 2018 the administrative tribunal reduced the applicable penalties to $0.8 million. After calculating the interest accrued on the current penalty, the Company estimates that the current overall liability for this case to be approximately $9.0 million. All such amounts include the effect of foreign currency translation. Due to multiple court precedents in the Company's favor the Company does not believe a loss is probable.
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
Brazilian Labor Disputes
The Company is subject to ongoing collective bargaining and individual labor claims in Brazil through the Harsco Environmental Segment which allege, among other things, the Company's failure to pay required amounts for overtime and vacation at certain sites. The Company is vigorously defending itself against these claims; however, litigation is inherently unpredictable, particularly in foreign jurisdictions. While the Company does not currently expect that the ultimate resolution of these claims will have a material adverse effect on the Company’s financial condition, results of operations or cash flows, it is not possible to predict the ultimate outcome of these labor-related disputes. As of September 30, 2020 and December 31, 2019 the Company has established reserves of $4.3 million and $6.5 million, respectively, on the Company's Condensed Consolidated Balance Sheets for amounts considered to be probable and estimable.

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
At September 30, 2020 there were approximately 17,160 pending asbestos personal injury actions filed against the Company.  Of those actions, approximately 16,596 were filed in the New York Supreme Court (New York County), approximately 119 were filed in other New York State Supreme Court Counties and approximately 445 were filed in courts located in other states.
The complaints in most of those actions generally follow a form that contains a standard damages demand of $20 million or $25 million, regardless of the individual plaintiff’s alleged medical condition, and without identifying any specific Company product.
At September 30, 2020 approximately 16,550 of the actions filed in New York Supreme Court (New York County) were on the Deferred/Inactive Docket created by the court in December 2002 for all pending and future asbestos actions filed by persons who cannot demonstrate that they have a malignant condition or discernible physical impairment. The remaining approximately 46 cases in New York County are pending on the Active or In Extremis Docket created for plaintiffs who can demonstrate a malignant condition or physical impairment.
The Company has liability insurance coverage under various primary and excess policies that the Company believes will be available, if necessary, to substantially cover any liability that might ultimately be incurred in the asbestos actions referred to above. The costs and expenses of the asbestos actions are being paid by the Company's insurers.
In view of the persistence of asbestos litigation in the U.S., the Company expects to continue to receive additional claims in the future. The Company intends to continue its practice of vigorously defending these claims and cases. At September 30, 2020 the Company has obtained dismissal in approximately 28,300 cases by stipulation or summary judgment prior to trial.
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

13.  Reconciliation of Basic and Diluted Shares

	Three Months Ended		Nine Months Ended
	September 30		September 30
(In thousands, except per share amounts)	2020	2019	2020	2019
Income (loss) from continuing operations attributable to Harsco Corporation common stockholders	$(7,843)	$17,831	$(27,375)	$25,453
Weighted-average shares outstanding:
Weighted-average shares outstanding - basic	79,000	79,666	78,916	79,966
Dilutive effect of stock-based compensation	—	1,444	—	1,783
Weighted-average shares outstanding - diluted	79,000	81,110	78,916	81,749
Earnings (loss) from continuing operations per common share, attributable to Harsco Corporation common stockholders:
Basic	$(0.10)	$0.22	$(0.35)	$0.32
Diluted	$(0.10)	$0.22	$(0.35)	$0.31
The following average outstanding stock-based compensation units were not included in the computation of diluted earnings per share because the effect was antidilutive:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(In thousands)	2020	2019	2020	2019
Restricted stock units	691	—	723	—
Stock appreciation rights	2,383	599	2,499	460
Performance share units	857	265	894	166

14.   Derivative Instruments, Hedging Activities and Fair Value

Derivative Instruments and Hedging Activities
The Company uses derivative instruments, including foreign currency exchange forward contracts, interest rate swaps and CCIRs, to manage certain foreign currency and interest rate exposures.  Derivative instruments are viewed as risk management tools by the Company and are not used for trading or speculative purposes. All derivative instruments are recorded on the Company's Condensed Consolidated Balance Sheets at fair value.  The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the earnings effect of the hedged forecasted transactions in a cash flow hedge. The Company may enter into derivative contracts that are intended to economically hedge certain of its risks, even though hedge accounting does not apply or the Company elects not to apply hedge accounting.

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
The fair value of outstanding derivative contracts recorded as assets and liabilities on the Company's Condensed Consolidated Balance Sheets was as follows:

(In thousands)	Balance Sheet Location	Fair Value of Derivatives Designated as Hedging Instruments	Fair Value of Derivatives Not Designated as Hedging Instruments	Total Fair Value
September 30, 2020
Asset derivatives (Level 2):
Foreign currency exchange forward contracts	Other current assets	$2,178	$509	$2,687
Total		$2,178	$509	$2,687

(In thousands)	Balance Sheet Location	Fair Value of Derivatives Designated as Hedging Instruments	Fair Value of Derivatives Not Designated as Hedging Instruments	Total Fair Value
Liability derivatives (Level 2):
Foreign currency exchange forward contracts	Other current liabilities	$287	$8,833	$9,120
Interest rate swaps	Other current liabilities	3,822	—	3,822
Interest rate swaps	Other liabilities	4,542	—	4,542
Total		$8,651	$8,833	$17,484
December 31, 2019
Asset derivatives (Level 2):
Foreign currency exchange forward contracts	Other current assets	$2,039	$946	$2,985
Total		$2,039	$946	$2,985
Liability derivatives (Level 2):
Foreign currency exchange forward contracts	Other current liabilities	$140	$3,733	$3,873
Interest rate swaps	Other current liabilities	2,098	—	2,098
Interest rate swaps	Other liabilities	4,281	—	4,281
Total		$6,519	$3,733	$10,252

All of the Company's derivatives are recorded on the Company's Condensed Consolidated Balance Sheets at gross amounts and not offset. All of the Company's interest rate swaps, CCIRs and certain foreign currency exchange forward contracts are transacted under ISDA documentation. Each ISDA master agreement permits the net settlement of amounts owed in the event of default. The Company's derivative assets and liabilities subject to enforceable master netting arrangements, if offset, would not have resulted in a net asset or liability at September 30, 2020 or December 31, 2019.
The effect of derivative instruments on the Company's Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Comprehensive Income (Loss) was as follows:
Derivatives Designated as Hedging Instruments

	Amount Recognized in OCI on Derivatives		Location of Amount Reclassified from AOCI into Income	Amount Reclassified from AOCI into Income - Effective Portion or Equity
	Three Months Ended			Three Months Ended
	September 30			September 30
(In thousands)	2020	2019		2020	2019
Foreign currency exchange forward contracts	$(1,244)	$808	Product revenues	$174	$(512)
Interest rate swaps	(95)	(930)	Interest expense	739	(76)
CCIRs (a)	(24)	51	Interest expense	312	291
	$(1,363)	$(71)		$1,225	$(297)

	Amount Recognized in OCI on Derivatives		Location of Amount Reclassified from AOCI into Income	Amount Reclassified from Accumulated OCI into Income - Effective Portion or Equity
	Nine Months Ended			Nine Months Ended
	September 30			September 30
(In thousands)	2020	2019		2020	2019
Foreign currency exchange forward contracts	$834	$765	Product revenues/Cost of services sold	$(1,562)	$(933)
Interest rate swaps	—	—	Income from discontinued businesses	—	2,741
Interest rate swaps	(3,835)	(8,566)	Interest expense	1,849	(648)
CCIRs (a)	39	53	Interest expense	912	908
	$(2,962)	$(7,748)		$1,199	$2,068
(a)    Amounts represent changes in foreign currency translation related to balances in AOCI.

The location and amount of gain (loss) recognized on the Company's Condensed Consolidated Statements of Operations was as follows:

	Three Months Ended
	September 30
	2020		2019
(in thousands)	Product Revenues	Interest Expense	Product Revenues	Cost of Services Sold	Interest Expense
Total amounts of line items presented in the Condensed Consolidated Statement of Operations in which the effects of cash flow hedges are recorded	$125,119	$(15,794)	$106,488	$239,519	$(12,819)
Interest rate swaps:
Gain or (loss) reclassified from AOCI into income	—	(739)	—	—	76
Foreign exchange contracts:
Gain or (loss) reclassified from AOCI into income	(174)	—	512	—	—
Amount excluded from effectiveness testing recognized in earnings based on changes in fair value	12	—	86	—	—
Amount excluded from the effectiveness testing recognized in earnings based on an amortization approach	3	—	—	—	—
CCIRs:
Loss reclassified from AOCI into income	—	(312)	—	—	(291)

	Nine Months Ended
	September 30
	2020		2019
(in thousands)	Product Revenues	Interest Expense	Product Revenues	Cost of Services Sold	Interest Expense	Income From Discontinued Operations
Total amounts of line items presented in the Condensed Consolidated Statement of Operations in which the effects of cash flow hedges are recorded	$334,324	$(43,396)	$319,765	$608,230	$(24,429)	$23,958
Interest rate swaps:
Gain or (loss) reclassified from AOCI into income	—	(1,849)	—	—	648	—
Loss reclassified from AOCI into income as a result that a forecasted transaction is no longer probable of occurring	—	—	—	—	—	(2,741)
Foreign exchange contracts:
Gain or (loss) reclassified from AOCI into income	1,562	—	977	(44)	—	—
Amount excluded from effectiveness testing recognized in earnings based on changes in fair value	208	—	403	—	—	—
Amount excluded from the effectiveness testing recognized in earnings based on an amortization approach	24	—	—	—	—	—
CCIRs:
Loss reclassified from AOCI into income	—	(912)	—	—	(908)	—

Derivatives Not Designated as Hedging Instruments

	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives (b)
		Three Months Ended		Nine Months Ended
		September 30		September 30
(In thousands)		2020	2019	2020	2019
Foreign currency exchange forward contracts	Cost of services and products sold	$(12,279)	$10,642	$(5,001)	$15,735
(b)      These gains (losses) offset amounts recognized in cost of services and products sold principally as a result of intercompany or third party foreign currency exposures.

Foreign Currency Exchange Forward Contracts
The Company conducts business in multiple currencies and, accordingly, is subject to the inherent risks associated with foreign exchange rate movements.  Foreign currency-denominated assets and liabilities are translated into U.S. dollars at the exchange rates existing at the respective consolidated balance sheet dates, and income and expense items are translated at the average exchange rates during the respective periods.

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
At September 30, 2020 and December 31, 2019 the notional amounts of foreign currency exchange forward contracts were $431.6 million and $496.3 million, respectively. These contracts are primarily denominated in British Pound Sterling and Euros and mature through October 2021.
In addition to foreign currency exchange forward contracts, the Company designates certain loans as hedges of net investments in international subsidiaries.  The Company recorded pre-tax net gains of $4.6 million for the three months ended September 30, 2020 and pre-tax net losses of $7.4 million for the nine months ended September 30, 2020 and pre-tax net losses of $3.0 million and $3.7 million for the three and nine months ended September 30, 2019, respectively, in AOCI.

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

During June 2019 the Company effected the early termination of interest rate swaps that covered the period from 2019 through 2022 and had the effect of converting $100.0 million of the Original Term Loan from floating-rate to fixed-rate. This termination was conducted as a result of the Company's new Notes offering and required repayment of a portion of the Original Term Loan with proceeds from the AXC disposal. The total notional amount of the Company's interest rate swaps is $200.0 million as of September 30, 2020.

Cross-Currency Interest Rate Swaps
The Company may use CCIRs in conjunction with certain debt issuances in order to secure a fixed local currency interest rate. Under these CCIRs, the Company receives interest based on a fixed or floating U.S. dollar rate and pays interest on a fixed local currency rate based on the contractual amounts in dollars and the local currency, respectively. At maturity, there is also the payment of principal amounts between currencies. Changes in the fair value attributed to the effect of the swaps' interest spread and changes in the credit worthiness of the counter-parties are recorded in AOCI. Changes in value attributed to the effect of foreign currency fluctuations are recorded on the Company's Condensed Consolidated Statements of Operations and offset currency fluctuation effects on the debt principal. The Company had no outstanding CCIRs at September 30, 2020.

Fair Value of Other Financial Instruments
The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and short-term borrowings approximate fair value due to the short-term maturities of these assets and liabilities.  At September 30, 2020 and

December 31, 2019 the total fair value of long-term debt (excluding deferred financing costs), including current maturities, was $1,264.6 million and $827.2 million, respectively, compared with a carrying value of $1,265.7 million and $795.0 million, respectively.  The increase in both the fair value and carrying value of long-term debt is related to borrowings under the New Term Loan and the Revolving Credit Facility to fund the acquisition of ESOL. See Note 3, Acquisitions and Dispositions for additional details. Fair values for debt are based on pricing models using market-based inputs (Level 2) for similar issues or on the current rates offered to the Company for debt of the same remaining maturities. See Note 4, Accounts Receivable and Note Receivable, for fair value information related to the Company's Note Receivable obtained as part of the sale of the IKG business.

15. Review of Operations by Segment

	Three Months Ended		Nine Months Ended
	September 30		September 30
(In thousands)	2020	2019	2020	2019
Revenues From Continuing Operations (a)
Harsco Environmental	$222,507	$260,883	$668,057	$791,533
Harsco Clean Earth	194,098	87,639	434,489	87,639
Harsco Rail	92,793	74,633	252,974	224,783
Total Revenues From Continuing Operations	$509,398	$423,155	$1,355,520	$1,103,955
Operating Income (Loss) From Continuing Operations (a)
Harsco Environmental	$12,317	$32,794	$36,400	$84,868
Harsco Clean Earth	8,902	11,308	12,945	11,308
Harsco Rail	4,059	12,115	19,162	26,947
Corporate	(20,214)	(9,472)	(58,694)	(38,755)
Total Operating Income From Continuing Operations	$5,064	$46,745	$9,813	$84,368
Depreciation (a)
Harsco Environmental	$25,588	$25,557	$75,626	$79,074
Harsco Clean Earth	5,010	2,359	12,769	2,359
Harsco Rail	1,258	1,192	3,730	3,414
Corporate	497	716	1,531	2,094
Total Depreciation	$32,353	$29,824	$93,656	$86,941
Amortization (a)
Harsco Environmental	$1,970	$1,751	$5,827	$5,436
Harsco Clean Earth	6,218	3,834	16,463	3,834
Harsco Rail	85	84	252	238
Corporate (b)	776	481	2,179	1,872
Total Amortization	$9,049	$6,150	$24,721	$11,380
Capital Expenditures (a)
Harsco Environmental	$21,700	$48,348	$65,102	$122,606
Harsco Clean Earth	2,647	3,204	7,134	3,204
Harsco Rail	3,474	3,280	6,310	13,561
Corporate	62	109	444	1,549
Total Capital Expenditures	$27,883	$54,941	$78,990	$140,920
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
(b)     Amortization expense on Corporate relates to the amortization of deferred financing costs.

Reconciliation of Segment Operating Income to Income (Loss) From Continuing Operations Before Income Taxes and Equity Income

	Three Months Ended		Nine Months Ended
	September 30		September 30
(In thousands)	2020	2019	2020	2019
Segment operating income	$25,278	$56,217	$68,507	$123,123
General Corporate expense	(20,214)	(9,472)	(58,694)	(38,755)
Operating income from continuing operations	5,064	46,745	9,813	84,368
Interest income	604	445	1,613	1,569
Interest expense	(15,794)	(12,819)	(43,396)	(24,429)
Unused debt commitment and amendment fees	—	(158)	(1,920)	(7,593)
Defined benefit pension income (expense)	1,859	(1,356)	5,171	(4,166)
Income (loss) from continuing operations before income taxes and equity income	$(8,267)	$32,857	$(28,719)	$49,749

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

A summary of the Company's revenues by primary geographical markets as well as by key product and service groups is as follows:

	Three Months Ended
	September 30, 2020
(In thousands)	Harsco Environmental Segment	Harsco Clean Earth Segment	Harsco Rail Segment	Consolidated Totals
Primary Geographical Markets (a) (b):
North America	$58,973	$194,098	$62,805	$315,876
Western Europe	92,506	—	21,416	113,922
Latin America (c)	29,085	—	412	29,497
Asia-Pacific	22,079	—	8,160	30,239
Middle East and Africa	15,558	—	—	15,558
Eastern Europe	4,306	—	—	4,306
Total Revenues	$222,507	$194,098	$92,793	$509,398
Key Product and Service Groups (a):
Environmental services related to resource recovery for metals manufacturing and related logistical services	$181,640	$—	$—	$181,640
Applied products	38,166	—	—	38,166
Environmental systems for aluminum dross and scrap processing	2,701	—	—	2,701
Railway track maintenance equipment	—	—	55,493	55,493
After market parts and services; safety and diagnostic technology	—	—	29,100	29,100
Railway contracting services	—	—	8,200	8,200
Waste processing, recycling, reuse and transportation solutions	—	194,098	—	194,098
Total Revenues	$222,507	$194,098	$92,793	$509,398

	Three Months Ended
	September 30, 2019
(In thousands)	Harsco Environmental Segment	Harsco Clean Earth Segment	Harsco Rail Segment	Consolidated Totals
Primary Geographical Markets (a) (b):
North America	$78,076	$87,639	$56,923	$222,638
Western Europe	93,426	—	10,409	103,835
Latin America (c)	35,127	—	551	35,678
Asia-Pacific	34,529	—	6,750	41,279
Middle East and Africa	15,302	—	—	15,302
Eastern Europe	4,423	—	—	4,423
Total Revenues	$260,883	$87,639	$74,633	$423,155

Key Product and Service Groups (a):
Environmental services related to resource recovery for metals manufacturing and related logistical services	$218,788	$—	$—	$218,788
Applied products	34,890	—	—	34,890
Environmental systems for aluminum dross and scrap processing	7,205	—	—	7,205
Railway track maintenance equipment	—	—	30,233	30,233
After market parts and services; safety and diagnostic technology	—	—	37,100	37,100
Railway contracting services	—	—	7,300	7,300
Waste processing, recycling, reuse and transportation solutions	—	87,639	—	87,639
Total Revenues	$260,883	$87,639	$74,633	$423,155

	Nine Months Ended
	September 30, 2020
(In thousands)	Harsco Environmental Segment	Harsco Clean Earth Segment	Harsco Rail Segment	Consolidated Totals
Primary Geographical Markets (a) (b):
North America	$186,210	$434,489	$173,039	$793,738
Western Europe	271,795	—	56,435	328,230
Latin America (c)	87,453	—	1,592	89,045
Asia-Pacific	63,969	—	21,908	85,877
Middle East and Africa	46,240	—	—	46,240
Eastern Europe	12,390	—	—	12,390
Total Revenues	$668,057	$434,489	$252,974	$1,355,520
Key Product and Service Groups (a):
Environmental services related to resource recovery for metals manufacturing and related logistical services	$563,159	$—	$—	$563,159
Applied products	95,019	—	—	95,019
Environmental systems for aluminum dross and scrap processing	9,879	—	—	9,879
Railway track maintenance equipment	—	—	138,519	138,519
After market parts and services; safety and diagnostic technology	—	—	92,800	92,800
Railway contracting services	—	—	21,655	21,655
Waste processing, recycling, reuse and transportation solutions	—	434,489	—	434,489
Total Revenues	$668,057	$434,489	$252,974	$1,355,520

	Nine Months Ended
	September 30, 2019
(In thousands)	Harsco Environmental Segment	Harsco Clean Earth Segment	Harsco Rail Segment	Consolidated Totals
Primary Geographical Markets (a) (b):
North America	$229,537	$87,639	$172,566	$489,742
Western Europe	290,125	—	30,960	321,085
Latin America (c)	108,390	—	1,915	110,305
Asia-Pacific	104,446	—	19,342	123,788
Middle East and Africa	44,959	—	—	44,959
Eastern Europe	14,076	—	—	14,076
Total Revenues	$791,533	$87,639	$224,783	$1,103,955

Key Product and Service Groups (a):
Environmental services related to resource recovery for metals manufacturing and related logistical services	$673,244	$—	$—	$673,244
Applied products	98,966	—	—	98,966
Environmental systems for aluminum dross and scrap processing	19,323	—	—	19,323
Railway track maintenance equipment	—	—	102,801	102,801
After market parts and services; safety and diagnostic technology	—	—	105,101	105,101
Railway contracting services	—	—	16,881	16,881
Waste processing, recycling, reuse and transportation solutions	—	87,639	—	87,639
Total Revenues	$791,533	$87,639	$224,783	$1,103,955
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
(c)     Includes Mexico.

The Company may receive payments in advance of earning revenue, which are treated as Advances on contracts on the Company's Condensed Consolidated Balance Sheets. The Company may recognize revenue in advance of being able to contractually invoice the customer, which is treated as Contract assets on the Company's Condensed Consolidated Balance Sheets. Non-current contract assets are included in Other assets on the Company's Condensed Consolidated Balance Sheets. Contract assets are transferred to Trade accounts receivable, net, when the right to payment becomes unconditional. Contract assets and Contract liabilities are reported as a net position, on a contract-by-contract basis, at the end of each reporting period. These instances are primarily related to the Harsco Rail Segment.

The Company had Contract assets totaling $57.6 million and $31.2 million at September 30, 2020 and December 31, 2019, respectively. The increase is due principally to recognition of additional contract assets in excess of contract assets transferred to accounts receivable during the nine months ended September 30, 2020, primarily in the Harsco Rail Segment. The Company had Advances on contracts totaling $86.0 million and $60.3 million at September 30, 2020 and December 31, 2019, respectively. The increase is due principally to the receipt of new advances on contracts in excess of recognition of revenue partially offset by revenue recognized related to advances in the Harsco Rail Segment. During the three and nine months ended September 30, 2020 the Company recognized approximately $20 million and $55 million, respectively, of revenue related to amounts previously included in Advances on contracts. During the three and nine months ended September 30, 2019 the Company recognized approximately $17 million and $53 million, respectively, of revenue related to amounts previously included in Advances on contracts. Additionally, during the three months ended September 30, 2019, the Company recognized revenue of $0.8 million, in the Harsco Rail Segment, related to performance obligations partially satisfied in prior periods.
At September 30, 2020 the Harsco Environmental Segment had remaining, fixed, unsatisfied performance obligations where the expected contract duration exceeds one year totaling $102.5 million. Of this amount, $30.1 million is expected to be fulfilled by September 30, 2021, $20.1 million by September 30, 2022, $15.8 million by September 30, 2023, $13.2 million by September 30, 2024 and the remainder thereafter. These amounts exclude any variable fees, fixed fees subject to indexation and any performance obligations expected to be satisfied within one year. The decrease from December 31, 2019 is primarily due to the renegotiation of a contract with a customer in the U.K. who had entered into administration.

At September 30, 2020 the Harsco Rail Segment had remaining, fixed, unsatisfied performance obligations where the expected contract duration exceeds one year totaling $364.0 million. Of this amount, $133.0 million is expected to be fulfilled by September 30, 2021, $131.5 million by September 30, 2022, $64.0 million by September 30, 2023, $30.8 million by September 30, 2024 and the remainder thereafter. These amounts exclude any variable fees, fixed fees subject to indexation and any performance obligations expected to be satisfied within one year. The increase from December 31, 2019 is primarily attributable to new contract signings in the U.S., India and Germany.

17.   Other Expenses, Net

The major components of this Condensed Consolidated Statements of Operations caption were as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(In thousands)	2020	2019	2020	2019
Employee termination benefit costs	$798	$1,591	$6,694	$5,107
Other costs to exit activities	13	918	478	3,265
Impaired asset write-downs	2	129	75	343
Contingent consideration adjustments	2,437	(906)	2,437	(4,417)
Net gains	(7)	(1,353)	(255)	(3,624)
Other	390	4	(355)	(265)
Other expenses, net	$3,633	$383	$9,074	$409

18. Components of Accumulated Other Comprehensive Loss
The components of AOCI, net of the effect of income taxes, and activity for the nine months ended September 30, 2019 and 2020 was as follows:

	Components of AOCI, Net of Tax
(In thousands)	Cumulative Foreign Exchange Translation Adjustments		Effective Portion of Derivatives Designated as Hedging Instruments		Cumulative Unrecognized Actuarial Losses on Pension Obligations		Unrealized Gain (Loss) on Marketable Securities	Total
Balance at December 31, 2018	$(159,810)		$1,389		$(408,655)		$(31)	$(567,107)
Adoption of new accounting standard	—		—		(21,429)	(a)	—	(21,429)
OCI before reclassifications	(20,513)	(b)	(5,889)	(c)	11,630	(b)	19	(14,753)
Amounts reclassified from AOCI, net of tax	(1,763)		1,404		14,021		—	13,662
Total OCI	(22,276)		(4,485)		25,651		19	(1,091)
OCI attributable to noncontrolling interests	1,868		—		—		—	1,868
OCI attributable to Harsco Corporation	(20,408)		(4,485)		25,651		19	777
Balance at September 30, 2019	$(180,218)		$(3,096)		$(404,433)		$(12)	$(587,759)

	Components of AOCI, Net of Tax
(In thousands)	Cumulative Foreign Exchange Translation Adjustments		Effective Portion of Derivatives Designated as Hedging Instruments		Cumulative Unrecognized Actuarial Losses on Pension Obligations		Unrealized Gain (Loss) on Marketable Securities	Total
Balance at December 31, 2019	$(143,340)		$(3,717)		$(440,562)		$(3)	$(587,622)
OCI before reclassifications	(48,150)	(b)	(2,226)	(c)	9,905	(b)	(22)	(40,493)
Amounts reclassified from AOCI, net of tax	12,906		604		18,132		—	31,642
Total OCI	(35,244)		(1,622)		28,037		(22)	(8,851)
OCI attributable to noncontrolling interests	(579)		—		—		—	(579)
OCI attributable to Harsco Corporation	(35,823)		(1,622)		28,037		(22)	(9,430)
Balance at September 30, 2020	$(179,163)		$(5,339)		$(412,525)		$(25)	$(597,052)
(a)     Represents the adoption of the new accounting standard on January 1, 2019 related to stranded tax effects from the Tax Cuts and Jobs Act.
(b)    Principally foreign currency fluctuation.

(c)     Net change from periodic revaluations.

Amounts reclassified from AOCI were as follows:

(In thousands)	Three Months Ended		Nine Months Ended		Location on the Condensed Consolidated Statements of Operations
	September 30		September 30
	2020	2019	2020	2019
Recognition of cumulative foreign currency translation adjustments:
Gain on substantial liquidation of subsidiaries (d)	$—	$(154)	$12,906	$(2,425)	Other expenses, net
Loss on substantial liquidation of subsidiaries (d)	—	662	—	662	Gain on sale of discontinued businesses
Amortization of cash flow hedging instruments:
Foreign currency exchange forward contracts	$174	$(512)	$(1,562)	$(977)	Product revenues
Foreign currency exchange forward contracts	—	—	—	44	Cost of services sold
CCIRs	312	291	912	908	Interest expense
Interest rate swaps	739	(76)	1,849	(648)	Interest expense
Interest rate swaps	—	—	—	2,741	Income from discontinued businesses
Total before taxes	1,225	(297)	1,199	2,068
Income taxes	(408)	(21)	(595)	(664)
Total reclassification of cash flow hedging instruments, net of tax	$817	$(318)	$604	$1,404
Amortization of defined benefit pension items (e):
Recognized losses	$4,962	$4,721	$14,799	$14,761	Defined benefit pension income (expense)
Recognized prior service costs	113	61	326	192	Defined benefit pension income (expense)
Settlement/curtailment losses	—	—	—	129	Defined benefit pension income (expense)
Pension liability transfer - discontinued business	—	—	5,363	—	Gain on sale of discontinued businesses
Total before taxes	5,075	4,782	20,488	15,082
Income taxes	(323)	(340)	(2,356)	(1,061)
Total reclassification of defined benefit pension items, net of tax	$4,752	$4,442	$18,132	$14,021
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
Forward-Looking Statements
The nature of the Company's business, together with the number of countries in which it operates, subject it to changing economic, competitive, regulatory and technological conditions, risks and uncertainties. In accordance with the "safe harbor" provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, the Company provides the following cautionary remarks regarding important factors that, among others, could cause future results to differ materially from the results contemplated by forward-looking statements, including the expectations and assumptions expressed or implied herein. Forward-looking statements contained herein could include, among other things, statements about management's confidence in and strategies for performance; expectations for new and existing products, technologies and opportunities and expectations regarding growth, sales, cash flows, and earnings. Forward-looking statements can be identified by the use of such terms as "may," "could," "expect," "anticipate," "intend," "believe," "likely," "estimate," "plan" or other comparable terms.
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

Executive Overview

The Company is a market-leading, global provider of environmental solutions for industrial, retail and medical waste streams, and innovative equipment and technology for the rail sector. The Company's operations consist of three reportable segments: Harsco Environmental, Harsco Clean Earth and Harsco Rail. The Company is working towards transforming Harsco into a single-thesis environmental solutions company that is a global leader in the markets the Company serves. The Harsco Environmental Segment operates primarily under long-term contracts, providing critical environmental services and material processing to the global steel and metals industries, including zero waste solutions for manufacturing byproducts within the metals industry. The Harsco Clean Earth Segment provides waste management services including transportation, specialty waste processing, recycling and beneficial reuse solutions for hazardous waste, contaminated materials and dredged volumes. The Harsco Rail Segment is a provider of highly engineered maintenance equipment, after-market parts and safety and diagnostic systems which support railroad and transit customers worldwide. The Company has locations in approximately 30 countries, including the U.S. The Company was incorporated in 1956.

In April 2020 the Company completed the previously announced acquisition of ESOL, from Stericycle, Inc., for $429.0 million in cash, inclusive of post-closing adjustments. ESOL is an established waste transportation, processing and services provider with a comprehensive portfolio of disposal solutions for customers primarily across the industrial, retail and healthcare markets. ESOL's network includes thirteen permitted TSDF facilities and forty-eight 10-day transfer facilities serving more than ninety thousand customer locations utilizing a fleet of more than seven hundred vehicles. The acquisition of ESOL furthers Harsco’s transformation into a global, market-leading, single-thesis environmental solutions platform. The results of ESOL are included in the Harsco Clean Earth Segment.

In March 2020, the Company raised $280.0 million pursuant to the New Term Loan as a new tranche under its existing Senior Secured Credit Facilities. The New Term Loan was fully drawn on April 6, 2020 to partially fund the ESOL acquisition. Borrowings under the New Term Loan bear interest at a rate per annum ranging from 150 to 225 basis points over adjusted LIBOR (as defined in the Credit Agreement). The New Term Loan will mature on June 28, 2024. The Company capitalized $1.9 million of fees related to the issuance of the New Term Loan.

In both March 2020 and June 2020, the Company amended the Senior Secured Credit Facilities to increase the net debt to consolidated adjusted EBITDA ratio covenant. As a result of these amendments, the net debt to consolidated adjusted EBITDA ratio covenant has been increased to 5.75 through March 2021 and then decreasing quarterly until reaching 4.75 in December 2021. There is no change to the previously agreed interest rates as long as the Company's total leverage ratio does not equal or exceed 4.50 at which time it would increase by 25 basis points. During the nine months ended September 30, 2020, the Company recognized $1.9 million of fees and expenses related to the amended Senior Secured Credit Facilities in the caption Unused debt commitment and amendment fees on the Condensed Consolidated Statement of Operations.

In January 2020 the Company sold IKG for $85.0 million, including a note receivable with a face value of $40.0 million (initial fair value $34.3 million) and recognized a gain on sale of $18.4 million pre-tax (or approximately $9 million after-tax). This disposal, along with the disposals of AXC and PK in 2019, accelerated the transformation of the Company into a global, market-leading, single-thesis environmental solutions platform.

Beginning in March 2020 overall global economic conditions were significantly impacted by COVID-19. Business conditions have slowly improved since the mid-point of the second quarter, with the ongoing COVID-19 impacts varying by end market as well as local conditions (including applicable government mandates). The ultimate duration and impact of COVID-19 on the Company and its customers' operations is presently unclear, though the Company expects impacts to continue for at least the next few quarters. The Company is operating as a provider of certain essential services, and it continues to take actions to protect all stakeholders and to minimize the operational and financial impacts of COVID-19 where possible. Work safety and flexibility measures have been implemented. In addition, the Company is also focused on actions to adjust its cost structure, reduce capital and operating expenditures, and to preserve its financial flexibility and liquidity position. Please refer to the below discussion of business outlook and Part II, Item 1A, "Risk Factors" for additional information related to the potential impacts of COVID-19 on the Company.

Highlights from the third quarter and nine months ended September 30, 2020 include (refer to the discussion of segment and consolidated results included within Results of Operations below, as well as Liquidity and Capital Resources, for additional information pertaining to the key drivers impacting these highlights):

•Revenues for the third quarter and nine months ended September 30, 2020 increased approximately 20% and 23%, respectively, compared with the third quarter and nine months ended September 30, 2019. The primary drivers for these increases were the acquisitions of Clean Earth and ESOL as well as increased revenue related to maintenance-of-

way equipment sales in the Harsco Rail Segment, partially offset by lower customer production in the Harsco Environmental Segment, inclusive of the impacts from COVID-19, and the impact of foreign currency translation.
•Operating income from continuing operations for the third quarter and nine months ended September 30, 2020 decreased approximately 89% and 88%, respectively, compared with the third quarter and nine months ended September 30, 2019. The primary drivers for these decreases were decreased customer production levels in the Harsco Environmental Segment, inclusive of the impacts of COVID-19; incremental acquisition and integration costs primarily related to the ESOL acquisition; the timing and mix of sales in the Harsco Rail Segment and severance costs, primarily incurred during the first quarter of 2020, of approximately $6 million in the Harsco Environmental Segment. These decreases were partially offset by the inclusion of operating results for ESOL, as well as lower selling, general and administrative expenses in the Harsco Environmental and Harsco Rail Segments, and in Corporate (exclusive of the aforementioned incremental acquisition and integration costs).
•Diluted loss per common share from continuing operations attributable to Harsco Corporation for the third quarter ended September 30, 2020 was $0.10, a decrease compared with the Diluted earnings per common share from continuing operations of $0.22 during third quarter ended September 30, 2019. Diluted loss per common share from continuing operations attributable to Harsco Corporation for the nine months ended September 30, 2020 was $0.35 compared with the Diluted earnings per common share from continuing operations of $0.31 during the nine months ended September 30, 2019. In addition to the factors noted above for revenue and operating income from continuing operations, the primary driver of this decrease was increased interest expense partially offset by a decrease in debt-related transaction expenses, defined benefit pension income and the effect of income taxes.
•Cash flows from operating activities for the nine months ended September 30, 2020 were $42.3 million, a decrease of $7.8 million compared with the Cash flows from operating activities for the nine months ended September 30, 2019. The primary drivers for this decrease were lower net income (excluding the impacts of the IKG sale), including the incremental acquisition and integration costs principally related to the ESOL acquisition; partially offset by favorable changes in net working capital, primarily due to additional customer advances in the Harsco Rail Segment; improved collection of accounts receivable and timing of inventories. The decrease also includes the impact of taxes paid related to the sale of AXC and the timing of income taxes receivable.
•Capital expenditures for purchases of property, plant and equipment for the nine months ended September 30, 2020 were $79.1 million, a decrease of $68.0 million or 46.2% compared with the first nine months of 2019. The decrease was the result of the Company's goal of maintaining financial flexibility and strengthening cash flow during COVID-19.

Looking forward, the Company expects a positive long-term outlook across all businesses, however results will likely continue to be negatively impacted by COVID-19 in the coming quarters. The Company is continuing to work diligently and safely to provide customers with services and products, however it anticipates the current slow-down in customer demand will persist and the ultimate extent and duration of such impacts on the Company's businesses is not presently known.

The Company’s view for the remainder of 2020 and beyond is supported by the following factors, which should be considered in the context of other risks, trends and strategies in the Company's Annual Report on Form 10-K for the year ended December 31, 2019 together with those described at the beginning of this section as well as in Part II, Item 1A, "Risk Factors":

•The Harsco Environmental Segment continues to operate in essentially all countries throughout the world in which it has a presence to support critical metal production, although the Company has been impacted by an overall decline in global steel demand. Several customer mill locations where production was temporarily idled during March and April 2020, as a result of COVID-19, have restarted though overall production remains below normalized levels and will remain so until underlying demand recovers. Estimated customer mill utilization decreased by 11% and 14% for the third quarter and nine months ended September 30, 2020, respectively, compared with the same periods in the prior year. Over the longer-term the Company expects that the Harsco Environmental Segment's return to growth will be driven by investments, innovation and economic growth that supports higher customer steel production.
•The Harsco Clean Earth Segment locations continue operating as an essential services provider, by performing critical environmental services, throughout the U.S. In the near term, however, it is likely that recent decreases in construction and industrial related activity, resulting from COVID-19, will impact the contaminated materials and hazardous waste lines of business. The impact of COVID-19 on the hazardous waste line of business, including the recently completed ESOL acquisition, has been less significant given that certain end-markets such as medical waste and retail have recovered more quickly or proven more resilient. In addition, the dredged materials line of business is expected to be less impacted by COVID-19 and has seen an increase in volumes for the first nine months of 2020 when compared with the same period in the prior year. Over the longer-term the Company expects growth opportunities, including the recently completed ESOL transaction, positive market trends, operational synergy opportunities and the less cyclical and recurring nature of this business to provide favorable returns on the Company's recent investments.

•The Harsco Rail Segment continues to fulfill orders critical to global transportation and has increased capacity during 2020 through the implementation of its Supply Chain Operation Recovery program, allowing the business to deliver on its backlog in the coming years. In the near term, the Harsco Rail Segment has begun to be impacted by a decrease in certain short-cycle equipment, aftermarket and technology sales as a result of COVID-19, primarily in the U.S., which is likely to continue in the coming quarters. Overall, the Harsco Rail Segment is supported by record backlog and the longer-term outlook for this business remains strong.
•The Company announced plans, in April 2020, to lower 2020 capital expenditures by approximately $75 million from an originally expected range of $170 million to $180 million, exclusive of the ESOL acquisition, with the goal of preserving positive free cash flow (cash flows from operations; deduct capital expenditures; add back proceeds from asset sales; add back transaction-related expenditures) for the year.
•Additionally, the Company has made, and will continue to make, corporate cost reductions during 2020 to partially offset the impact of COVID-19. The Company has developed a tiered approach to potential supplemental cost mitigation efforts should the impacts of COVID-19 become more severe or prolonged in nature.
•In the third quarter of 2020, a customer of the Harsco Environmental Segment in China ceased steel making operations at its steel mill site in order to relocate the operations to a new site, as a result of a government mandate to improve environmental conditions of the area. The Company will continue to provide services to the same customer at the new site. The net book value of the idled equipment associated with the previous location is approximately $18 million. The customer has entered into an agreement with the government where it will receive compensation for the losses the customer has incurred as a result of the forced shutdown. Based on the long-term relationship with the customer, the Company believes it will fully recover the book value of the equipment thus has not recorded a provision for asset impairment as of September 30, 2020. However, the Company will continue to evaluate changes in facts and circumstances and record any impairment charge when and if indicated.
•Interest expense for 2020 is expected to increase due to higher average debt balances during 2020 and the impact of a higher weighted-average interest rate resulting from the issuance of the Notes in 2019 and the New Term Loan.
•Net periodic pension cost will decrease by approximately $12 million during 2020 which will primarily be reflected in the caption Defined benefit pension (income) expense on the Condensed Consolidated Statement of Operations. The decrease is primarily the result of higher plan asset values at December 31, 2019.

Results of Operations

Segment Results

	Three Months Ended		Nine Months Ended
	September 30		September 30
(In millions, except percentages)	2020	2019	2020	2019
Revenues:
Harsco Environmental	$222.5	$260.9	$668.1	$791.5
Harsco Clean Earth	194.1	87.6	434.5	87.6
Harsco Rail	92.8	74.6	253.0	224.8
Total Revenues	$509.4	$423.2	$1,355.5	$1,104.0
Operating Income (Loss):
Harsco Environmental	$12.3	$32.8	$36.4	$84.9
Harsco Clean Earth	8.9	11.3	12.9	11.3
Harsco Rail	4.1	12.1	19.2	26.9
Corporate	(20.2)	(9.5)	(58.7)	(38.8)
Total Operating Income	$5.1	$46.7	$9.8	$84.4
Operating Margins:
Harsco Environmental	5.5%	12.6%	5.4%	10.7%
Harsco Clean Earth	4.6	12.9%	3.0	12.9%
Harsco Rail	4.4	16.2%	7.6	12.0%
Consolidated Operating Margin	1.0%	11.0%	0.7%	7.6%

Harsco Environmental Segment:

	September 30, 2020
Significant Effects on Revenues (In millions)	Three Months Ended	Nine Months Ended
Revenues — 2019	$260.9	$791.5
Net effects of price/volume changes, primarily attributable to volume changes	(28.1)	(71.5)
Impact of foreign currency translation	(0.3)	(23.8)
Net impact of new and lost contracts	(7.5)	(23.2)
Other	(2.5)	(4.9)
Revenues — 2020	$222.5	$668.1

Factors Positively Affecting Operating Income:
•Lower selling, general and administrative expenses, exclusive of provisions for doubtful accounts, improved operating income by $7.5 million during the nine months ended September 30, 2020 compared to the same period in the prior year.
•The Company recorded a provision for doubtful accounts of $6.2 million related to a U.K. customer that entered administration during the nine months ended September 30, 2019 that did not repeat in 2020.

Factors Negatively Impacting Operating Income:
•Overall steel production by customers under environmental services contracts, including the impact of new and exited contracts, decreased 12% and 13% for the third quarter and nine months ended September 30, 2020, respectively, compared with the same periods in the prior year. The decreased production was attributable to the global economic impact of COVID-19.
•Operating results for the third quarter and nine months ended September 30, 2020 were impacted by decreased demand for applied products and by-products. The decreased demand was attributable to the global economic impact of COVID-19.
•Operating results for the nine months ended September 30, 2020 were also negatively impacted by $5.2 million of employee termination benefit costs incurred to improve operational efficiency and support near-term financial performance.
•Foreign currency translation decreased operating income $3.2 million during the nine months ended September 30, 2020 compared with the same period in the prior year, but did not have a significant impact for the third quarter of 2020.
•Incremental costs directly related to COVID-19 of $0.4 million and $1.2 million for the third quarter and nine months ended September 30, 2020, respectively, decreased operating income compared with the same periods in prior year.
•Operating income for the nine months ended September 30, 2020 was negatively impacted in comparison to the prior year by a $2.3 million gain during the first quarter of 2019 related to the recognition of a foreign currency cumulative translation adjustment resulting from the substantial liquidation of a subsidiary that did not repeat in 2020.
•Operating results for the nine months ended September 30, 2020 were negatively impacted by a $4.4 million net positive contingent consideration adjustment related to the Altek acquisition which occurred in 2019 and did not repeat in 2020.

Harsco Clean Earth Segment:
The Company acquired ESOL on April 6, 2020 and Clean Earth on June 28, 2019 and the operating results of both are reflected in the Harsco Clean Earth Segment. Revenues and operating income for third quarter of 2020 were $194.1 million and $8.9 million, respectively. Revenues and operating income for nine months ended September 30, 2020 were $434.5 million and $12.9 million, respectively. Operating results for the third quarter and nine months ended September 30, 2020 included $6.2 million and $16.5 million of intangible asset amortization expense, respectively.
Harsco Rail Segment:

	September 30, 2020
Significant Effects on Revenues (In millions)	Three Months Ended	Nine Months Ended
Revenues — 2019	$74.6	$224.8
Net effect of price/volume changes, primarily attributable to volume changes	17.4	28.8
Impact of foreign currency translation	0.8	(0.6)
Revenues — 2020	$92.8	$253.0

Factors Positively Affecting Operating Income:
•Increased railway contracting services, primarily related to the start of a new contract in the U.S., increased operating income during the nine months ended September 30, 2020 compared with the same period in the prior year.
•Results for the third quarter and nine months ended September 30, 2019 included $0.8 million and $4.6 million, respectively, of costs associated with the consolidation of U.S. manufacturing and distribution into one facility that did not repeat during the third quarter and nine months ended of September 30, 2020.
•Lower selling, general and administrative expenses improved operating income by $1.3 million and $4.1 million during the third quarter and nine months ended September 30, 2020, respectively, compared to the same periods in the prior year.

Factors Negatively Impacting Operating Income:
•The mix of maintenance-of-way equipment sales, as well as the timing and mix of after-market parts sales, decreased operating income during the third quarter and nine months ended September 30, 2020 compared with the same periods in the prior year as a result of lower end market demand.
•Incremental costs directly related to COVID-19 of $0.3 million and $0.6 million for the third quarter and nine months ended September 30, 2020 decreased operating income compared with the same periods in the prior year.

Corporate Costs:
In addition to the factors highlighted above that positively affected or negatively impacted segment operating income, the Company's Corporate function was impacted by incremental acquisition related and integration costs of approximately $8.0 million and $23.8 million during the quarter and nine months ended September 30, 2020, primarily related to the acquisition of ESOL, as well as an increase in the contingent consideration for the Clean Earth acquisition related to an increase in expected values of assumed net operating losses (offset by an income tax benefit). These increased costs were partially offset by decreases in other selling, general and administrative costs, including lower compensation expense and cost reduction actions due to COVID-19.

Consolidated Results

	September 30
	Three Months Ended		Nine Months Ended
(In millions, except per share amounts)	2020	2019	2020	2019
Total revenues	$509.4	$423.2	$1,355.5	$1,104.0
Cost of services and products sold	412.2	311.5	1,092.8	828.9
Selling, general and administrative expenses	88.0	63.2	241.2	187.1
Research and development expenses	0.6	1.3	2.6	3.2
Other expenses, net	3.6	0.4	9.1	0.4
Operating income from continuing operations	5.1	46.7	9.8	84.4
Interest income	0.6	0.4	1.6	1.6
Interest expense	(15.8)	(12.8)	(43.4)	(24.4)
Unused debt commitment and amendment fees	—	(0.2)	(1.9)	(7.6)
Defined benefit pension income (expense)	1.9	(1.4)	5.2	(4.2)
Income tax benefit (expense)	1.7	(12.6)	4.6	(17.8)
Equity income of unconsolidated entities, net	—	0.1	0.2	0.2
Income (loss) from continuing operations	(6.6)	20.3	(23.9)	32.1
Gain on sale of discontinued business	—	528.0	18.4	528.0
Income (loss) from discontinued businesses	(1.5)	0.3	(1.2)	24.0
Income tax expense related to discontinued operations	(0.2)	(110.7)	(9.8)	(112.7)
Income (loss) from discontinued operations	(1.7)	417.5	7.3	439.2
Net income (loss)	(8.3)	437.9	(16.6)	471.3
Total other comprehensive income (loss)	8.1	(9.2)	(8.9)	(1.1)
Total comprehensive income (loss)	(0.2)	428.6	(25.4)	470.2
Diluted earnings (loss) per common share from continuing operations attributable to Harsco Corporation common stockholders	(0.10)	0.22	(0.35)	0.31
Effective income tax rate for continuing operations	20.0%	38.4%	16.2%	35.8%

Comparative Analysis of Consolidated Results

Revenues
Revenues for the third quarter of 2020 increased $86.2 million or 20.4% from the third quarter of 2019. Revenues for the first nine months of 2020 increased $251.6 or 22.8% from the third quarter of 2019. Foreign currency translation increased revenues by $0.5 million and decreased revenues by $24.4 million for the third quarter and nine months ended September 30, 2020, respectively, compared with the same periods in the prior year. Refer to the discussion of segment results above for information pertaining to factors positively affecting and negatively impacting revenues.

Cost of Services and Products Sold
Cost of services and products sold for the third quarter of 2020 increased $100.7 million or 32.3% from the third quarter of 2019. Cost of services and products sold for the first nine months of 2020 increased $263.9 or 31.8% from the first nine months of 2019. The changes in cost of services and products sold were attributable to the following significant items:

	September 30, 2020
(In millions)	Three Months Ended	Nine Months Ended
Impact of ESOL and Clean Earth acquisitions	$103.0	$302.4
Change in costs due to changes in revenues (exclusive of the ESOL and Clean Earth acquisitions and effects of foreign currency translation and including fluctuations in commodity costs included in selling prices)	(8.9)	(23.6)
Impact of foreign currency translation	0.8	(18.5)
Other	5.8	3.6
Total change in cost of services and products sold — 2020 vs. 2019	$100.7	$263.9

Selling, General and Administrative Expenses
Selling, general and administrative expenses for the third quarter of 2020 increased $24.8 million or 39.2% from the third quarter of 2019. Selling, general and administrative expenses for the first nine months of 2020 increased $54.1 million or 28.9% from the first nine months of 2019. This increase primarily relates to incremental acquisition related and integration costs during the nine months ended September 30, 2020, primarily related to the acquisition of ESOL and the inclusion of selling, general and administrative expenses associated with the ESOL and Clean Earth acquisitions, which occurred in April 2020 and June 2019, respectively. These increases were partially offset by decreased compensation expense resulting from lower incentive accruals, a provision for doubtful accounts of $6.1 million related to a U.K. customer that entered administration during the nine months ended September 30, 2019 that did not repeat in 2020 and decreased travel and entertainment expenses.

Other Expenses, Net
The major components of this Condensed Consolidated Statements of Operations caption are as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(In thousands)	2020	2019	2020	2019
Employee termination benefit costs	$798	$1,591	$6,694	$5,107
Other costs to exit activities	13	918	478	3,265
Impaired asset write-downs	2	129	75	343
Contingent consideration adjustments	2,437	(906)	2,437	(4,417)
Net gains	(7)	(1,353)	(255)	(3,624)
Other	390	4	(355)	(265)
Other expenses, net	$3,633	$383	$9,074	$409

Interest Expense
Interest expense during the third quarter and first nine months of 2020 increased by $3.0 million and $19.0 million, respectively, compared with the third quarter and first nine months 2019. This increase primarily relates to higher outstanding borrowings and weighted average interest rates related to the June 2019 issuance of the Notes and the April 2020 issuance of the New Term Loan.
Unused Debt Commitment and Amendment Fees
During the nine months ended September 30, 2020, the Company recognized $1.9 million of fees and expenses related to the amended Senior Secured Credit Facilities in the caption Unused debt commitment and amendment fees on the Condensed Consolidated Statement of Operations.

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

Defined Benefit Pension Income (Expense)
Defined benefit pension income for the third quarter of 2020 was $1.9 million, compared with defined benefit pension expense of $1.4 million for the third quarter of 2019. Defined benefit pension income for the first nine months of 2020 was $5.2 million, compared with defined benefit pension expense of $4.2 million for the first nine months of 2019. These changes are primarily the result of higher plan asset values at December 31, 2019.

Income Tax Expense
Income tax benefit related to continuing operations for the third quarter and first nine months of 2020 was $1.7 million and $4.6 million, respectively, compared with income tax expense related to continuing operations for the third quarter and first nine months of 2019 was $12.6 million and $17.8 million, respectively. This change primarily resulted from decreased operating income due to impacts of COVID-19 and incremental acquisition related and integration costs in connection with the Company's acquisitions of approximately $8.1 million and $23.9 million for the third quarter and first nine months ended September 30, 2020, respectively, as well as a $2.8 million favorable income tax adjustment in connection with an increase in estimated usage of assumed net operating losses related to the Clean Earth acquisition and a $2.8 million valuation allowance adjustment against a deferred tax asset due to a lower projected income in a certain jurisdiction in 2019 not recurring in 2020.

Income (Loss) from Continuing Operations
The Loss from continuing operations was $6.6 million and $23.9 million for the third quarter and first nine months of 2020, respectively, compared with Income from continuing operations of $20.3 million and $32.1 million for the third quarter and the first nine months of 2019, respectively, The primary drivers for these decreases are noted above.

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

Income (Loss) from Discontinued Operations
The operating results of the former Harsco Industrial Segment, costs directly attributable to these operations, an allocation of interest expense associated with mandatory debt repayments required as a result of the disposals and the write-off of deferred financing costs resulting from the mandatory repayment have been reflected as discontinued operations in the Company's Condensed Consolidated Statement of Operations for all periods presented. See Note 3, Acquisitions and Dispositions, in Part I, Item 1, Financial Statements.

Total Other Comprehensive Income (Loss)
Total other comprehensive income was $8.1 million and other comprehensive loss was $8.9 million in the third quarter and first nine months of 2020, respectively, compared with Total other comprehensive loss of $9.2 million and $1.1 million in the third quarter and the first nine months of 2019, respectively. The primary driver of the decrease for the comparative nine month period is due to the strengthening of the U.S. dollar against certain currencies inclusive of the impact of foreign currency translation of cumulative unrecognized actuarial losses on the Company’s pension obligations. The increase for the third quarter of 2020 is due primarily to these currencies partially recovering their value during the third quarter.

Liquidity and Capital Resources
In March 2020 the Company raised the $280 million New Term Loan as a new tranche under the existing Senior Secured Credit Facilities. The New Term Loan was fully drawn on April 6, 2020 to partially fund the acquisition of ESOL. See Note 3, Acquisition and Dispositions, for additional information related to the ESOL acquisition. Borrowings under the New Term Loan bear interest at a rate per annum ranging from 150 to 225 basis points over adjusted LIBOR (as defined in the Credit Agreement). The New Term Loan will mature on June 28, 2024.

In both March 2020 and June 2020, the Company amended the Senior Secured Credit Facilities to increase the net debt to consolidated adjusted EBITDA ratio covenant. As a result of these amendments, the net debt to consolidated adjusted EBITDA ratio covenant has been increased to 5.75 through March 2021 and then decreasing quarterly until reaching 4.75 in December 2021. There is no change to the previously agreed interest rates as long as the Company's total leverage ratio does not equal or exceed 4.50, at which time it would increase by 25 basis points.

Cash Flow Summary
The global economy continues to be impacted by COVID-19, the ultimate extent and duration of which is not presently known, and the Company expects its liquidity to continue to be negatively impacted in the near term. As a result, the Company has taken significant proactive actions to minimize the operational and financial impacts. In addition, the Company is focused on actions to include adjusting its cost structure, reducing discretionary capital and operating expenditures and improving working capital management in order to preserve its financial flexibility and liquidity position.

The Company currently expects to have sufficient financial liquidity and borrowing capacity to support the strategies within each of its businesses, inclusive of the impacts of COVID-19. The Company currently expects operational and business needs to be met by cash provided by operations, which may be supplemented with borrowings principally under the Senior Secured Credit Facility, due to historic patterns of seasonal cash flow, the funding of various projects and the impact of COVID-19.

The Company’s cash flows from operating, investing and financing activities, as reflected on the Company's Condensed Consolidated Statements of Cash Flows, are summarized in the following table:

	Nine Months Ended
	September 30
(In millions)	2020	2019
Net cash provided (used) by:
Operating activities	$42.3	$50.0
Investing activities	(470.1)	(165.9)
Financing activities	460.8	128.9
Effect of exchange rate changes on cash and cash equivalents, including restricted cash	(6.6)	(2.2)
Net change in cash and cash equivalents, including restricted cash	$26.4	$10.8
Net cash provided by operating activities — Net cash provided by operating activities in the first nine months of 2020 was $42.3 million, a decrease of $7.8 million from the first nine months of 2019.  The primary drivers for this decrease were lower net income (excluding the impacts of the IKG sale), including the incremental acquisition and integration costs principally related to the ESOL acquisition; partially offset by favorable changes in net working capital, primarily due to additional customer advances in the Harsco Rail Segment; improved collection of accounts receivable and timing of inventories. The decrease also includes the impact of taxes paid related to the sale of AXC and the timing of income taxes receivable.

Net cash used by investing activities — Net cash used by investing activities in the first nine months of 2020 was $470.1 million, an increase of $304.2 million from the first nine months of 2019.  The increase reflected reduced proceeds from the sale of businesses (AXC and PK in 2019 compared with IKG in 2020), partially offset by decreased cash paid for businesses acquired (Clean Earth in 2019 compared with ESOL in 2020) and reduced capital expenditures, primarily in the Harsco Environmental Segment.

Net cash provided by financing activities — Net cash provided by financing activities in the first nine months of 2020 was $460.8 million, an increase of $331.9 million from the first nine months of 2019.  The increase was primarily due to higher net cash borrowings of $470.6 million in the first nine months of 2020 compared with net cash borrowings of $176.0 million in the first nine months of 2019 resulting from the investing activities; decreases in the payments of deferred financing costs and decreases in payments of employee taxes related to stock-based compensation vesting.

Effect of exchange rate changes on cash and cash equivalents, including restricted cash — The decrease is due to the impact of the significant strengthening of the U.S. dollar against certain currencies during the first nine months of 2020 on the global cash balances held by the Company in these currencies, including balances held in the Company’s multicurrency cash pool. The most significant impacts were the Mexican peso, the Brazilian real, the Canadian dollar and the Australian dollar.
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

Summary of Senior Secured Credit Facilities(a): (In millions)	September 30 2020	December 31 2019
By type:
Revolving Credit Facility	$254.0	$67.0
New Term Loan	280.0	—
Original Term Loan	218.2	218.2
5.75% Notes	500.0	500.0
Total	$1,252.2	$785.2
(a)     All amounts outstanding under the Senior Secured Credit Facilities are classified as long-term on the Company's Condensed Consolidated Balance Sheets at both June 30, 2020 and December 31, 2019.

	September 30, 2020
(In millions)	Facility Limit	Outstanding Balance	Outstanding Letters of Credit	Available Credit
Multi-year revolving credit facility	$700.0	$254.0	$25.4	$420.6

Debt Covenants
The Senior Secured Credit Facility contains a consolidated net debt to consolidated adjusted EBITDA ratio covenant, which is not to exceed 5.75 through March 2021 and then decreasing quarterly until reaching 4.75 in December 2021, and a minimum consolidated adjusted EBITDA to consolidated interest charges ratio covenant, which is not to be less than 3.0.  At September 30, 2020 the Company was in compliance with these covenants, as the total net debt to adjusted EBITDA ratio (as defined in the Credit Agreement) was 4.5 and total interest coverage ratio was 4.8. Based on balances and covenants in effect at September 30, 2020 the Company could increase net debt by $329.5 million and remain in compliance with these debt covenants. Alternatively, adjusted EBITDA could decrease by $57.3 million, and the Company would remain in compliance with these covenants. The Company has estimated the negative impact of COVID-19 on its financial position, results of operations and cash flows, and believes it will continue to maintain compliance with these covenants.  However, due to the inherent uncertainty of COVID-19 on the Company’s businesses, the Company’s estimates of compliance with these covenants could change in the future.

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

At September 30, 2020 the Company's consolidated cash and cash equivalents included $81.7 million held by non-U.S. subsidiaries. At September 30, 2020 approximately 1% of the Company's consolidated cash and cash equivalents had regulatory restrictions that would preclude the transfer of funds with and among subsidiaries. Non-U.S. subsidiaries also held $29.7 million of cash and cash equivalents in consolidated strategic ventures. The strategic venture agreements may require strategic venture partner approval to transfer funds with and among subsidiaries. While the Company's remaining non-U.S. cash and cash equivalents can be transferred with and among subsidiaries, the majority of these non-U.S. cash balances will be used to support the ongoing working capital needs and continued growth of the Company's non-U.S. operations.

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

ITEM 4.        CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
As of September 30, 2020, an evaluation was performed, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15 under the Securities and Exchange Act of 1934, as amended. Based upon that evaluation, and subject to the exclusion below related to ESOL, such officers concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities and Exchange Act of 1934, as amended (1) is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and (2) is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

In accordance with interpretive guidance issued by SEC staff, companies are allowed to exclude acquired businesses from the assessment of internal control over financial reporting during the first year after completion of an acquisition and from the assessment of disclosure controls and procedures to the extent subsumed in such internal control over financial reporting (the “Internal Controls Guidance”). In accordance with the Internal Controls Guidance, as the Company acquired ESOL on April 6, 2020, management's evaluation and conclusion as to the effectiveness of the Company's disclosure controls and procedures as of September 30, 2020 excluded the portion of disclosure controls and procedures that are subsumed by internal control over financial reporting of ESOL. ESOL’s assets represented approximately 11% of the Company’s consolidated total assets, excluding the effects of purchase accounting, and its revenues represented approximately 25% of the Company's consolidated total revenues, as of and for the quarter ended September 30, 2020.

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

Prior to the acquisition of ESOL, Stericycle, Inc. had identified two material weaknesses related to ESOL's internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement in annual or interim financial statements will not be prevented or detected on a timely basis. The first material weakness relates to not fully implementing and monitoring general information technology controls in the areas of user access and program change management for systems supporting Stericycle Inc.'s internal control process, including ESOL. The second material weakness relates to not fully designing, implementing and monitoring controls relevant to revenue and cost of disposal processes, including certain general information technology controls. While the Company has undertaken additional compensating processes and controls, the Company is not yet in a position to conclude that the material weaknesses have been remediated as of September 30, 2020. As a result, there is a risk that a material error may not be detected by the Company's internal control structure that could result in a material misstatement to ESOL's reported financial results, which are consolidated with the Company's results. The Company's management is in the process of remediating these material weaknesses.

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

PART II — OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS
Information on legal proceedings is included in Note 12, Commitments and Contingencies, in Part I, Item 1, Financial Statements.

ITEM 1A.     RISK FACTORS

The Company's risk factors as of September 30, 2020 have not changed materially from those described in Part 1, Item 1A, "Risk Factors" of the Company's Annual Report on Form 10-K for the year ended December 31, 2019, except for the risk factor below.

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

COVID-19 continues to impact worldwide economic activity and pose the risk that the Company or its employees, contractors, suppliers, customers and other business partners may be prevented from conducting certain business activities for an indefinite period of time, including due to shutdowns that may be requested or mandated by governmental authorities or otherwise elected by the Company or its customers as a preventive measure to limit the spread of coronavirus disease. In addition, mandated government authority measures or other measures elected by companies as preventative measures may lead to the Company's customers being unable to complete purchases or other activities.

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

ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On May 2, 2018 the Company announced that the Board of Directors adopted a share repurchase program, authorizing the Company to repurchase up to $75,000,000 of outstanding shares of the Company’s common stock through April 24, 2021. The Company did not purchase any shares of common stock under this program during the quarter ended September 30, 2020. The approximate dollar value of shares that may yet be purchased under the share repurchase program is $13,151,485. When and if appropriate, repurchases are made in open market transactions, depending on market conditions.  Share repurchases may not occur and may be discontinued at any time.

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

HARSCO CORPORATION
(Registrant)

DATE	November 3, 2020	/s/ PETER F. MINAN
Peter F. Minan
Senior Vice President and Chief Financial Officer
(On behalf of the registrant and as Principal Financial Officer)

DATE	November 3, 2020	/s/ SAMUEL C. FENICE
Samuel C. Fenice
Vice President and Corporate Controller
(Principal Accounting Officer)