Form 10-K
period 2020-12-31
HARSCO CORP
filed 2021-02-25
CIK 45876

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the fiscal year ended December 31, 2020

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
Securities registered pursuant to Section 12(g) of the Act:    NONE
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒   No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐   No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
The aggregate market value of the Company's voting stock held by non-affiliates of the Company as of June 30, 2020 was $1,065,987,000
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

Class	Outstanding at January 31, 2021
Common stock, par value $1.25 per share	78,924,370
DOCUMENTS INCORPORATED BY REFERENCE
Selected portions of the 2021 Proxy Statement are incorporated by reference into Part III of this Report.

HARSCO CORPORATION
FORM 10-K

Glossary of Terms

Unless the context requires otherwise, "Harsco," the "Company," "we," "our," or "us" refers to Harsco Corporation on a consolidated basis. The Company may use other terms in this Annual Report on Form 10-K, including the Consolidated Financial Statements and Notes, which are defined below:

Term	Description
AOCI	Accumulated Other Comprehensive Income (Loss)
AXC	The former Harsco Industrial Air-X-Changers business
CARES Act	Coronavirus Aid, Relief, and Economic Security Act
CCIRs	Cross-currency interest rate swaps
CE	Harsco Clean Earth Segment
CERCLA	Comprehensive Environmental Response, Compensation, and Liability Act of 1980
Clean Earth	CEHI Acquisition Corporation and Subsidiaries
COVID-19	The COVID-19 coronavirus pandemic
Credit Agreement	Credit Agreement governing the Senior Secured Credit Facilities
DEA	United States Drug Enforcement Agency
DTSC	California Department of Toxic Substances Control
EBITDA	Earnings before interest, tax, depreciation and amortization
ESOL	Stericycle Environmental Solutions business
FASB	Financial Accounting Standards Board
HE	Harsco Environmental Segment
IBORs	Interbank offered rates
ICMS	Type of value-added tax in Brazil
IKG	The former Harsco Industrial IKG business
ISDA	International Swaps and Derivatives Association
LIBOR	London Interbank Offered Rates
MEPP	Multiemployer pension plan
New Term Loan	$280 million term loan raised in March 2020 under the Senior Secured Credit Facilities, maturing on June 28, 2024
Notes	5.75% Notes due July 31, 2027
NPPC	Net periodic pension cost
OCI	Other Comprehensive Income (Loss)
Original Term Loan	Term loan issued under the Senior Secured Credit Facilities, maturing on December 8, 2024
PA DEP	Pennsylvania Department of Environmental Protection
PK	The former Harsco Industrial Patterson-Kelley business
RCRA	Resource Conservation and Recovery Act
Revolving Credit Facility	Multi-year revolving credit facility under the Senior Secured Credit Facility, with a facility limit of $700 million
ROU	Right of use
SBB	Federal railway system of Switzerland
SCE	Supreme Council for Environment in Bahrain
SEC	Securities and Exchange Commission
Senior Secured Credit Facilities	Primary source of borrowings comprised of the Revolving Credit Facility, Original Term Loan and New Term Loan
SPRA	State Revenue Authorities from the State of São Paulo, Brazil
TSDF	Treatment, storage, and disposal facility permits issued under the Resource Conservation and Recovery Act
U.S. GAAP	Accounting principles generally accepted in the U.S.

PART I
Item 1.    Business.
OUR COMPANY - OUR VISION
Harsco Corporation is a market-leading, global provider of environmental solutions for industrial and specialty waste streams, and innovative equipment and technology for the rail sector. Our three reportable business segments are Harsco Environmental, Harsco Clean Earth, and Harsco Rail and we are working towards transforming the Company into a single-thesis environmental solutions company that is a global leader in the markets we serve.

We have worked in recent years to both transform our portfolio and strengthen our financial results, and we have invested to achieve these objectives and to grow the Company. These investments include targeted organic investments, as well as mergers and acquisitions, and have accelerated our business transformation. The purchase of Clean Earth and ESOL along with the prior sale of our energy-linked business in 2019 were significant strategic steps for our Company. As a result, approximately 82% of our revenues in 2020 were generated from our two environmentally-focused segments. It also is important to note that these transactions have reduced the Company’s portfolio complexity and business cyclicality.

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

The Company reports segment information using the “management approach,” based on the way management organizes and reports the segments within the enterprise for making operating decisions and assessing performance. The Company’s reporting segments are identified based upon differences in products, services, and markets served. Financial information concerning segments and international and domestic operations is included in Note 16, Information by Segment and Geographic Area, in Part II, Item 8, “Financial Statements and Supplementary Data,” which information is incorporated herein by reference.

Our revenues by business segment are as follows, and a further description of the products and services offered through these business segments is presented below.

HARSCO ENVIRONMENTAL

BUSINESS OVERVIEW
Our Harsco Environmental Segment can trace its heritage back to the earliest efforts in industrial recycling and environmental resource management. Where others only saw waste and expense, our predecessors saw opportunity and value nearly 100 years ago. HE was founded upon market insights, grounded in respect for environments, efficient use of resources, and optimism for the future.

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

HE serves 70 customers at over 155 sites in approximately 30 countries. Our diversified customer base includes the largest steel producers in the regions where we operate, serving a mix of mini-mill and integrated operations. In recent years, HE has greatly extended its reach, signing major new services contracts in bellwether emerging markets like China and India, and further strengthening our footprint in Western economies. As a result, our global portfolio is balanced and diversified, with foreign currency risk partially mitigated by the fact that our operating costs and revenues are regularly denominated in local currencies.

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

CUSTOMERS AND SERVICE CONTRACTS
We offer our customers a suite of more than 30 services, and our on-site work is performed under long-term contracts. These contracts typically include fixed fees or minimum billings, which de-risk our investment during periods of economic weakness, and variable fees often linked to the amount of metal produced or waste processed at a site. Our variable fees under contracts are, importantly, not linked to steel prices. Additionally, in recent years we have strengthened our contract terms and underwriting practices in an effort to earn a sufficient and timely return on our investments, as well as achieve other objectives. These measures, along with various improvement initiatives, have boosted our site portfolio results and driven more consistent performance across our operations.

Our contract renewal rates are high, with many customer relationships that span decades. Our largest customers today include ArcelorMittal, Gerdau, Tisco, SSAB, and Heibei. We serve most of our major customers at multiple sites, often under multiple contracts. The length of our customer relationships reflects our value proposition. Customers choose the Company to (1) achieve operational and financial efficiencies; (2) concentrate their efforts on metal manufacturing and supporting end-market product demands; (3) gain access to process innovations and technologies developed by the Company; and (4) leverage our downstream product applications and know-how. Lastly, HE had one customer in the past three years that provided more than 10% of this segment's revenues, again under many long-term contracts at multiple sites.

On December 31, 2020, the Company's services contracts had estimated future revenues of $3.5 billion at current production levels, compared with $3.2 billion at December 31, 2019, with the increase primarily due to new and renewed contracts and the timing of contract expirations. These contract values provide the Company with a substantial base of anticipated long-term revenues. Approximately 19% of these revenues are expected to be recognized by December 31, 2021; approximately 39% of these revenues are expected to be recognized between January 1, 2022 and December 31, 2024; approximately 19% of these revenues are expected to be recognized between January 1, 2025 and December 31, 2027; and the remaining revenues are expected to be recognized thereafter. Estimated future revenues are exclusive of anticipated contract renewals, projected volume increases and ad-hoc services as well as future revenues from roofing granules, abrasives products, roadmaking materials, additives and specialty recovery technology services.

ON-SITE SERVICES
HE provides a broad range of services, most of which address our customers’ environmental challenges. In total, these services reduce both landfill waste and the carbon footprint of our customers’ sites and in 2020, on-site services represented approximately 85% of HE’s revenues. A summary of our most significant services is as follows:

Resource Recovery, Metal Recycling and Slag Optimization
Resource recovery, metal recycling and slag optimization is the core component of our service offerings. We capture liquid steel waste or byproduct (slag) and transport it for cooling, treatment and conditioning. We then recover valuable metal from the waste-stream, which is returned to our customer in a form suitable for recycling through the customers’ manufacturing process. The residual non-metallic processed material is then finally transformed into environmental products that create new and additional revenue streams to other customers.

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

Meltshop and Furnace Services
Meltshop and furnace services allow the molten metal production process to run smoothly and efficiently. These services include under-vessel cleaning and the removal of ladle slag (waste) and general melt shop debris.

APPLIED PRODUCTS
HE creates value-added downstream products from industrial waste-streams. Our experience in manufacturing these products and successfully penetrating relevant end-markets is an important differentiator for the Company. These zero-waste solutions preserve our natural resources and reduce or eliminate landfill disposal. Applied products in 2020 represented approximately 13% of HE’s revenues, and our major applied products include the following:

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

ALTEK GROUP
In 2018, the Company acquired Altek Europe Holdings Limited and its affiliated entities ("Altek"), a UK-based manufacturer of market-leading products that enable aluminum producers and recyclers to manage and extract value from critical waste streams, reduce waste generation, and improve operating productivity. The cost-efficient recovery of metal and other valuable materials is increasingly important to the aluminum industry. Altek’s products and technologies address this challenge, and its latest AluSalt™ innovation offers customers a breakthrough technology that converts salt slag waste into valuable products, addressing one of the largest environmental concerns within the aluminum market.

GROWTH STRATEGY
After a period of business improvement, we have started in recent years to invest growth capital in HE. We have identified attractive opportunities that meet our return thresholds to expand our service portfolio, and our pipeline of opportunities remains significant. Additionally, we have initiated efforts to expand our downstream products business and plan to continue investing in innovation to support our business sustainability.

A summary of our key growth initiatives is as follows:
•Further Penetrate Existing Sites. Given our broad services capabilities, we see significant potential for add-on services contracts at existing sites.
•New Sites. We continue to pursue new services contracts in certain markets, particularly in emerging economies where out-sourcing opportunities are significant because of increased environmental awareness or where steel consumption (production) is set to grow.
•Investment in Downstream Products. We see ample opportunities to expand certain products businesses, and our investment in a second SteelPhalt™ (road materials) plant in Europe is a recent example.
•Innovation. We are at the forefront of innovation in our industry. Our Pure and Applied Innovation Programs are specifically focused on helping our customers solve their most pressing environmental challenges amid ever-increasing regulation. This initiative includes developing new customer or industry solutions, either in-house or externally, and expanding the usage of technologies that already exist within our business.

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

HARSCO CLEAN EARTH

BUSINESS OVERVIEW
In June 2019, the Company acquired Clean Earth, one of the largest specialty waste processing companies in the U.S. CE provides processing and beneficial reuse solutions for hazardous wastes, contaminated materials, and dredged volumes. In April 2020 the Company acquired ESOL, an established waste transportation, processing and services provider with a comprehensive portfolio of disposal solutions for customers primarily across the industrial, retail and healthcare markets. These acquisitions accelerated Harsco’s transformation into a global, market-leading, single-thesis environmental solutions platform.

Combined, this business now operates 19 permitted TSDF facilities and 51 10-day transfer facilities across the U.S., serving more than 90,000 customer locations while utilizing a fleet of over 700 vehicles. It also holds a portfolio of more than 560 critically-important permits, and approximately 94 percent of the waste handled by CE is recycled or beneficially reused.

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

INTEGRATION
By the end of 2022, the Company expects to integrate and fully realize identified synergies and profit improvement potential from the acquisition of ESOL. These improvements are anticipated through transportation and disposal efficiencies, procurement and operational savings, and commercial benefits.

CUSTOMERS
CE provides low-cost, regulatory-compliant solutions to a diverse base of customers or suppliers (waste originators). These customers include waste generators in numerous industries, including chemicals, power, aerospace, medical, retail and metals, as well as integrated waste companies and brokers. CE also services federal, state and local governments as well as developers linked to large infrastructure and redevelopment projects, and it processes a variety of consumer goods, including electronics, cleaners, pesticides and aerosols, which must be handled in strict compliance with environmental regulations.

LINES OF BUSINESS

Hazardous Waste
CE provides testing, tracking, processing, recycling, and disposal services for hazardous waste and it operates 24 Resource Conservation and Recovery Act ("RCRA") Part B Permits and waste water processing permits. This includes 19 Treatment, Storage and Disposal Facility permits (TSDFs) that enable the Company to process a variety of complex hazardous wastes, consisting of toxic, reactive and flammable materials such as industrial wastewater, manufacturing sludge, oily-mixtures, chemicals, pesticides, asbestos and pharmaceutical waste. The remaining facilities handle a limited number of other wastes, including landfill leachate with per- and polyfluoroalkyl substances ("PFAS"), electronics, batteries and light bulbs. These operations possess unique and differentiated processing technologies, such as applications for aerosol can and medical waste recycling. In 2020, this line of business represented approximately 76% of CE’s revenues.

Contaminated Materials
CE processes approximately 3.3 million tons per year of contaminated soil at thirteen locations. These soils are contaminated with heavy metals, PCBs, pesticides, PFAS or other chemicals, and the related clean-up work is often the result of infrastructure improvements, private redevelopment, industrial site remediation and/or underground storage tank removal. CE treats and recycles this soil through various processes, after which the material is suitable for beneficial reuse as construction fill material or landfill capping. In 2020, this line of business represented approximately 20% of CE’s revenues.

Dredged Materials
CE operates one facility to treat dredged material, the sediment accumulated at the bottom of waterways that is removed for environmental (clean-up) or maintenance (maintain depth) purposes. After treatment, these materials are also beneficially reused as fill material. In 2020, dredged material processing represented approximately 4% of CE’s revenues.

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

Additionally, CE holds a portfolio of more than 560 process, treatment and operating permits, including the ones mentioned above. This permit portfolio is difficult to duplicate, making these permits valuable and critically-important assets in this heavily-regulated industry. CE has achieved a 100% renewal-retention rate on desired permits in the past 20 years, and the number of permits held by CE has increased considerably over the past few years. CE’s ability to secure new permits or permit modifications for new waste streams or processes in the future remains an important growth lever for the business.

BACKLOG
The dollar value of CE's backlog is excluded due to the short-cycle nature of services provided and variability in revenues due to the timing of receipt and composition of materials. CE had an estimated material backlog on December 31, 2020 of approximately 2.7 million tons, most of which can be attributed to its contaminated materials business. This backlog provides us significant visibility on future performance within our contaminated materials business.

GROWTH
Favorable underlying market dynamics, driven by increased regulation and a growing list of contaminants and hazardous materials, and investment are anticipated to fuel CE’s growth in the coming years. We also anticipate penetrating the market with new treatment solutions and expansion of existing technologies, including permit modifications and applications in new geographic markets. Lastly, CE is well-positioned to benefit from an improved outlook for maintenance and environmental dredging, and we expect acquisitions to be an important growth lever for CE. CE operates in a very fragmented, regionally-driven market, and as a result, we expect to pursue acquisition opportunities that may provide increased scale and/or new capabilities, along with synergies and attractive financial returns to the Company.

COMPETITION
Given the fragmented nature of the specialty waste industry, CE competes with numerous companies. Our larger peers include Clean Harbors, Heritage Environmental Services, and U.S. Ecology within the hazardous materials line of business, and GFL Environmental and Impact Environmental within the contaminated materials market. CE differentiates itself from competitors through service reliability and responsiveness, its diverse operating capabilities and regulatory compliant solutions, and the value it provides through providing low-cost solutions relative to other disposal alternatives in the regions where it operates.

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

RAIL EQUIPMENT
Manufacturing high-quality, cutting-edge technology equipment is core to Harsco Rail. These products are developed through an active research and development effort, often in conjunction with our customers. Our primary operating costs include product engineering, metal and electrical components. Rail equipment sales represented approximately 56% of segment revenues in 2020. Below is a summary of our major equipment categories.

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

Utility Track Vehicles ("UTVs")
Our all-purpose UTVs are used to power work trains for a broad range of rail maintenance requirements, including snow removal, catenary maintenance, and other repairs. UTVs are engineered to order, providing highly versatile configurations equipped with cranes, generators and/or work platforms used by our customers. Harsco Rail has also developed and introduced a hybrid diesel-electric maintenance vehicle, a breakthrough technology, that supports customer ambitions to electrify their rails and lower their carbon footprint.

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

AFTERMARKET PARTS AND SERVICE
Harsco Rail sells a full range of aftermarket parts and provides on-site technical assistance and training programs to our customers. These products include OEM genuine replacement parts and upgrade kits to ensure equipment achieves peak performance and to minimize operating costs. Our service representatives are deployed around the world, and our e-commerce website features over 20,000 parts. Aftermarket parts sales and services represented approximately 32% of segment revenues in 2020.

PROTRAN TECHNOLOGY
Protran is a leading technology provider to the rail and transit market. Its railway track worker and train operator safety systems help protect railway personnel from oncoming rail traffic and prevent vehicle-to-vehicle collisions. Protran’s safety equipment is found on transit buses as well, providing turn alerts to pedestrians. Protran also sells track measurement and diagnostic solutions. This technology provides analytical data on track conditions, thereby helping railways plan the timing and location of preventive maintenance. Protran represented approximately 3% of segment revenues in 2020.

RAILWAY CONTRACTING SERVICES
Harsco Rail's contracting services provide customers with a quality service through work crews that operate the equipment and understand the customer's maintenance needs. With years of experience, Harsco Rail's contract service teams have covered more than 397 thousand miles of track, helping customers achieve desired productivity goals. Railways contracting services represented approximately 9% of segment revenues in 2020.

CUSTOMERS
Over 125 major railways, including Class-1 railroads in North America, mass transit systems (authorities), equipment leasing companies and state-owned railroads around the world have chosen Harsco Rail to optimize the condition of their tracks. Harsco Rail’s geographic and product mix is diversified. In 2020, approximately 34% of Harsco Rail’s revenues were derived outside of North America. Harsco Rail had one customer in 2020, 2019 and 2018 that provided more than 10% of the segment's revenues.

BACKLOG
Harsco Rail had an order backlog on December 31, 2020 of $441.4 million compared with $446.9 million on December 31, 2019. Most of this backlog can be attributed to our Rail equipment business. Equipment is often sold through long lead-time purchase orders or under large, multi-year supply contracts, while aftermarket and Protran sales have shorter-cycle characteristics.

Importantly, this backlog also provides us significant visibility for future quarters. As of December 31, 2020, $241.1 million or 55% of the Harsco Rail segment's manufactured products order backlog is expected to be filled in 2021. The remainder of this backlog is expected to be filled through 2026.

MANUFACTURING AND WORKING CAPITAL
Our primary equipment manufacturing facility is in Columbia, South Carolina. We also maintain a manufacturing presence in Europe, mainly to support certain large, multi-year supply contracts in that region.

Given the time required to manufacture certain equipment, Rail manages its inventories to meet forecasted demand and customer requirements. We will usually build inventories during the design and production phase for large or long-lead-time orders, and the opposite is true as equipment is delivered under these contracts. Further, the overall cash impact of these inventory changes is partially mitigated by the fact that Rail often receives advance or progress payments on large orders.

GROWTH
Developing new and differentiated technology is critical to our growth, and we see numerous potential growth levers for Harsco Rail throughout our product portfolio and expanding global presence. We expect to benefit in North America from the efficiency or productivity goals of our freight customers and investments by transit authorities to upgrade and improve asset performance. In the international market, we anticipate further share gains through our equipment innovations, and we are positioned to benefit as global spending for safety and measurement technologies and rail electrification increases.

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

ENVIRONMENTAL, SOCIAL AND GOVERNANCE
We are committed to building a global, market-leading environmental solutions company that preserves our environment, adheres to ethical and responsible business practices, and supports our customers as they do the same. Environmental, Social and Governance ("ESG") is central to our business strategy and operations - our employees are inspired to develop innovative products and services that positively impact the environment and support the Company’s growth.

Our ESG focus areas include:
•Innovative Solutions. We help our customers solve their most pressing sustainability challenges by providing services and products that meet their environmental and business objectives. We deliver solutions for treating, recycling and repurposing materials across a wide range of customers, industries, and industrial by-products and specialty wastes, including steel, aluminum, soils, water, electronics, fuel, batteries and more.
•Thriving Environment. We strive to reduce or eliminate our global environmental impacts by providing the highest-quality environmental management in our operations and improving our environmental footprint through continuous improvement efforts. Our Corporate Environmental Policy outlines our environmental stewardship commitments. We also expect all third parties that do business with the Company to share our environmental standards.
•Safe Workplaces. Safety is of paramount importance in everything we do - our goal, each and every day, is that our people return home unharmed. We have built a best-in-class safety culture, and our cross-divisional Executive Safety Committee is responsible for implementing best practices with a goal of eliminating all incidents within our business activities.
•Inspired People. We invest in the career development of our employees, knowing that diversity of perspective, backgrounds and talents strengthens our business. We are also committed to building strong, sustainable communities where we live and work.
•Excellence in Corporate Governance. Excellence in corporate governance is fundamental to how we manage and operate Harsco, from our everyday business to ESG issues. Our Code of Conduct and Core Values lie at the center of all we do. Through these policies and guidelines, we have equipped every employee with the tools, training, and guidance to always do the right things, the right way. Oversight of our ESG practices is provided by the Governance Committee of the Company’s Board of Directors.

Further details on our ESG initiatives and accomplishments can be found in our latest ESG Report. This report, published in the second-half of 2020, is our most comprehensive sustainability report to date and can be found on the Company’s website (www.harsco.com/sustainability) along with other related policies.

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
Environmental, Health & Safety; Continuous Improvement; Talent Development; Strategic Planning; and Acquisitions & Divestitures.

ACQUISITIONS AND DIVESTITURES
Given the Company’s evolution to a single-thesis environmental solutions company, acquisitions and divestitures have been an important element of our business strategy. These actions support the Company’s growth ambitions, while reducing business cyclicality and portfolio complexity.

In April 2020 the Company completed the acquisition of ESOL, from Stericycle, Inc., for $429.0 million in cash, inclusive of post-closing adjustments. ESOL is an established waste transportation, processing and services provider with a comprehensive portfolio of disposal solutions for customers primarily across the industrial, retail and healthcare markets. ESOL's network includes thirteen permitted TSDF facilities and forty-eight 10-day transfer facilities serving more than ninety thousand customer locations utilizing a fleet of more than seven hundred vehicles. The acquisition of ESOL furthers Harsco’s transformation into a global, market-leading, single-thesis environmental solutions platform. The results of ESOL are included in the Harsco Clean Earth Segment.

In June 2019, the Company acquired CE from Compass Diversified Holdings for approximately $628 million in cash. This acquisition expanded the Company’s environmental service capabilities, while providing the Company entry into the specialty market, which possesses attractive organic growth and recurring revenues characteristics as well as a platform for future acquisition growth.

Also, in 2019, the Company completed the sale of the AXC business for approximately $600 million (July 2019) and the Harsco Industrial Patterson-Kelley business (November 2019) for approximately $60 million in cash. In January 2020 the Company sold IKG for $85.0 million, including a note receivable with a face value of $40.0 million. These divestitures accelerated the transformation of the Company's portfolio of businesses into a global leading provider of environmental solutions and services, and significantly reduce the Company’s exposure to the cyclicality of the U.S. energy market.

In May 2018, the Company acquired Altek, a U.K.-based manufacturer of market leading products that enable aluminum producers and recyclers to manage critical waste streams and improve operating productivity. Altek has developed unique technologies that support the sustainability of its customers, which complements the Company’s other industrial waste services. The Company acquired Altek for a purchase price of £45 million (approximately $60 million). Altek's revenues and operating results are included in the results of the Harsco Environmental Segment.

SEASONALITY
Certain of the Company's businesses can be subject to seasonal fluctuations. Demand for services and solutions provided by HE are subject to seasonal changes related to weather conditions, inventory management through the steel-industry supply chain, and customer operating outages linked to regular holidays. The timing of these impacts varies by region, however, overall customer demand for HE across its global footprint tend to be strongest in the second quarter and third quarter of each year. CE, meanwhile, provides services that can also fluctuate seasonally with weather, construction activity, retail spending and municipal waste collection programs. As a result, demand for CE services tends to be weakest in the first quarter of each year. Harsco Rail is not considered to be influenced by seasonal trends, although its business is often influenced by the timing of budgetary practices by customers.

Due to these factors, the Company’s revenues and earnings are usually higher during the second and third quarters of each year relative to the first and fourth quarter of the year. Additionally, the Company’s cash flows are also influenced by seasonality. The Company’s cash flow from operations has historically been higher in the second half of the year, compared with the first half, due to working capital management, receivable collections during the fourth quarter as a result of higher revenues in preceding quarters and the timing of certain cash payments, including for incentive compensation and pension contributions.

ENVIRONMENTAL COMPLIANCE
The Company is subject to various environmental regulations within its global operations and the scope of relevant environmental regulation is expanded following the Company’s acquisition of CE and ESOL in 2019 and 2020, respectively. CE operates within an industry that is subject to stringent environmental regulations by federal, state and local authorities, which regulate the treatment and disposal of specialty waste. Facility and operating permits or approvals from these authorities are required to maintain operations. The nature of these permits varies by jurisdiction and are based on the activities at a particular site. These permits are generally difficult to obtain. This dynamic, along with increased regulation on the treatment and disposal of specialty waste, is beneficial to our CE business.

The most significant U.S. federal environmental regulation that impacts our business is the RCRA. RCRA created a cradle-to-grave system which governs the transportation, treatment, storage and disposal of hazardous waste. Under RCRA, each hazardous waste processing facility must maintain a RCRA permit and comply with defined operating practices. This legislation is administered by the U.S. Environmental Protection Agency ("EPA"), although its authority may be delegated to a State EPA with similar or more stringent environmental standards.

The Company is also subject to air and water quality control legislation in the U.S. and in foreign countries where the Company operates. The Clean Water Act regulates the discharge of pollutants into waterways and sewers in the U.S, and, where necessary, we obtain and must comply with permits to discharge wastewater from our facilities. Similarly, the Clean Air Act in the U.S. controls emissions of pollutants into the air and requires permits for certain emissions.

The Company regards compliance with all applicable environmental regulations as critical to its business. Historically, the Company has been able to renew and retain all required permits to maintain its operations and it has not experienced substantial difficulty complying with relevant environmental regulations. The Company also does not anticipate making any material capital expenditures to comply with or improve environmental performance in the future, and while environmental regulations may increase or expand, it cannot predict the extent of this future environmental regulation, its related costs and the overall effect on the Company’s business.

For additional information regarding environmental matters see Note 12, Commitment and Contingencies, in Part II, Item 8, “Financial Statements and Supplementary Data.”

HUMAN CAPITAL RESOURCES
As of December 31, 2020, we had approximately 12,000 employees, excluding contingent workers, in more than 35 countries. The majority of these employees are represented by labor unions, through more than 100 collective bargaining agreements.

Our business relies on our ability to attract and retain talented employees. To attract and retain talent, we strive to create a diverse, inclusive and supportive workplace while providing opportunities for our employees to grow and develop in their careers.

Corporate Values
Across cultures, time zones and organizational lines, our values are the link that connects us all. As the cornerstone to our shared Company culture, these values reflect our overarching direction and purpose as a business:
•Employee Care - We are committed to safe, appealing work environments, market-competitive benefits programs and investment in personal development. We must treat our people as we would like to be treated ourselves, and we must attract and retain the very best talent throughout our organization.
•Passion for Winning - We are passionate about winning through creating exceptional value for our employees, customers and shareholders. Excellence is not an act, but a habit.
•Satisfy the Customer - We are engaged in the relentless pursuit of customer satisfaction by listening to the customers' needs, and consistently delivering value that exceeds their expectations.
•Inclusion - We strive to create an environment where all people are actively included. Our diverse global workforce is our most valuable asset. We must foster a climate in which every employee is encouraged to engage and dedicate his or her talents and experiences.
•Integrity - We demonstrate an uncompromising commitment to ethical principles. We act ethically and in the interest of the customers we serve. We treat others with dignity and respect, and value honesty above all else.
•Respect - We respect all individuals and their contributions. Harsco will not tolerate discrimination or harassment of any kind. Our employees have a right to a safe, respectful workplace. Our management has a mandate to provide it.

Health, Safety and Wellness
We are committed to the health, safety and wellness of our employees. We are passionate about establishing a culture of ownership and accountability for which all employees are responsible for safety. We evaluate our safety processes, programs and procedures to continuously improve our safety performance. We provide our employees and their families with access to a variety of health and wellness programs globally.

In response to the COVID-19 pandemic, we developed and implemented robust principals and standards, in consultation with infectious disease and public health experts, we consider to be in the best interest of our employees, as well as the communities in which we operate, to ensure we not only complied with governmental regulations, but created safe work environments for our employees.

Compensation and Benefits
We provide competitive compensation and benefits programs for our employees. In addition to salaries, these programs, which vary by employee level and by the country where the employees are located, may include, among other items, bonuses, stock awards, retirement programs including pension and savings plans, health savings and flexible spending accounts, paid time off, paid parental leave, disability programs, flexible work schedules and employee assistance programs.

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

Item 1A. Risk Factors.

Set forth below are risks and uncertainties that could materially and adversely affect the Company's results of operations, financial condition, liquidity and cash flows. The following discussion of risks contains forward-looking statements, and the risks set forth below are not the only risks faced by the Company. The Company's business operations could also be affected by other factors not presently known to the Company or factors that the Company currently does not consider to be material.

STRATEGIC AND OPERATIONAL RISKS

The Company may not be able to successfully integrate the ESOL and Clean Earth businesses.
On April 6, 2020 the Company completed the acquisition of ESOL. Prior to the acquisition, ESOL was operated as a division of Stericycle. The success of the acquisition, as well as the Company’s ability to realize its anticipated benefits, depends in large part on the ability to successfully integrate the ESOL and Clean Earth businesses and improve the operating results of the ESOL business. This integration is complex and time consuming, and the failure of successfully integrating may result in the Company not fully achieving the anticipated benefits of the ESOL acquisition. Potential difficulties the Company may encounter as part of the integration process include (i) the inability to successfully integrate the transportation network of the former ESOL business with the Clean Earth facilities; (ii) complexities and unanticipated issues associated with integrating the two businesses’ complex systems, technologies and operating procedures; (iii) integrating the workforces of the two businesses while maintaining focus on achieving strategic initiatives; (iv) potential unknown liabilities and unforeseen increased or new expenses; (v) the possibility of faulty assumptions underlying expectations regarding the integration process; (vi) the inability to improve on ESOL’s historical operating results; and (vii) making any necessary modifications to the internal control environment.

The seasonality of the Company's business may cause quarterly results to fluctuate.
The majority of the Company's cash flows provided by operations has historically been generated in the second half of the year. This is a result of normally higher income during the second and third quarters of the year, as the Company's business tends to follow seasonal patterns. If the Company is unable to successfully manage the cash flow and other effects of seasonality on the business, its results of operations may suffer.

Customer concentration and related credit and commercial risks may adversely impact the Company's results of operations, financial condition and cash flows.
For the year ended December 31, 2020, the Company’s top five customers in the Harsco Environmental Segment accounted for approximately 31% of revenues in that Segment and 15% of the Company’s consolidated revenues. The Company routinely enters into multiple contracts with its top customers, and many vary in contract length and scope. Disagreements between the parties can arise as a result of the scope, nature and varying degree of relationship between the Company and these customers.

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
The industries in which the Company operates are highly competitive. Some examples are as follows:
•The Harsco Environmental Segment is sustained mainly through contract renewals and new contract signings. The Company may be unable to renew contracts at historical price levels or to obtain additional contracts at historical rates as a result of competition. If the Company is unable to renew its contracts at the historical rates or renewals are made at reduced prices, or if its customers terminate their contracts, revenue and results of operations may decline.
•The Harsco Rail Segment competes with companies that manufacture similar products both internationally and domestically. Certain international competitors export their products into the U.S. and sell them at lower prices, which can be the result of lower labor costs and government subsidies for exports. In addition, certain competitors may from time to time sell their products below their cost of production in an attempt to increase their market share. Such practices may limit the prices the Company can charge for its products and services. Unfavorable foreign exchange rates can also adversely impact the Company's ability to match the prices charged by international competitors. If the Company is unable to match the prices charged by competitors, it may lose customers.
•Like the Harsco Environmental Segment, the Harsco Clean Earth Segment is sustained primarily through contract renewals and new contract signings. The Harsco Clean Earth Segment faces competition from companies with greater resources than the Company, with closer geographic proximity to waste sites, with captive end disposal assets, and who may provide service offerings that we do not provide. In order to compete, the Company may be required to reduce price levels below historical price levels or obtain additional contracts at rates lower than historical rates.

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

Stringent regulations of federal, state or local governments have a substantial impact on the Harsco Clean Earth Segment’s transportation, treatment, storage, disposal and beneficial use activities. Many complex laws, rules, orders and regulatory interpretations govern environmental protection, health, safety, noise, visual impact, odor, land use, zoning, transportation and related matters. The Company also may be subject to laws concerning the protection of certain marine and bird species, their habitats, and wetlands. It may incur substantial costs in order to conduct its operations in compliance with these environmental laws and regulations. Changes in environmental laws or regulations or changes in the enforcement or interpretation of existing laws, regulations or permitted activities may require the Company to make significant capital or other expenditures, to modify existing operating licenses or permits, or obtain additional approvals or limit operations. New environmental laws or regulations that raise compliance standards or require changes in operating practices or technology may impose significant costs and/or limit the Company’s operations.

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

If the Company fails to maintain safe worksites, it may be subject to significant operating risks and hazards.
The Company operates at facilities that may be inherently dangerous workplaces. The Harsco Clean Earth Segment operates facilities that accept, process and/or treat materials provided by its customers. The Harsco Environmental Segment has operations at customers' steel producing sites, which often times involve extreme conditions. If serious accidents or fatalities occur or its safety record was to deteriorate, it may be ineligible to bid on certain work, and existing service arrangements could be terminated. Further, regulatory changes implemented by the Occupational Safety and Health Administration could impose additional costs on the Company. Adverse experience with hazards and claims could result in liabilities caused by, among other things, injury or death to persons, which could have a negative effect on the Company’s reputation with its existing or potential new customers and its prospects for future business.

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
The Company's estimates of future performance depend on, among other matters, whether and when the Company will receive certain new contract awards, including the extent to which the Company utilizes its workforce. The rate at which the Company utilizes its workforce is impacted by a variety of factors, including:
•the ability to manage attrition;
•the ability to forecast the need for services, which allows the Company to maintain an appropriately sized workforce;
•the ability to transition employees from completed projects to new projects or between segments; and
•the need to devote resources to non-revenue generating activities such as training or business development.
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
The Company relies upon information technology systems and networks in connection with a variety of business activities, some of which are managed by third parties. Additionally, the Company collects and stores data that is of a sensitive nature. The secure operation of these information technology systems and networks, and the processing and maintenance of this data is critical to the Company's business operations and strategy. Information technology security threats - from user error to attacks designed to gain unauthorized access to the Company's systems, networks and data - are increasing in frequency and sophistication. These threats pose a risk to the security of the Company's systems and networks and the confidentiality, availability and integrity of the Company's data. Should an attack on the Company's information technology systems and networks succeed, it could expose the Company and the Company's employees, customers, dealers and suppliers to misuse of information or systems, the compromising of confidential information, manipulation and destruction of data, production downtimes and operations disruptions. The occurrence of any of these events could adversely affect the Company's reputation, competitive position, business, results of operations and cash flows. In addition, various privacy and security laws govern the protection of this information and breaches in security could result in litigation, regulatory action, potential liability and the costs and operational consequences of implementing further data protection measures. For example, the European Union's ("EU") General Data Protection Regulation ("GDPR") extends the scope of the EU data protection laws to all companies processing data of EU residents, regardless of the company’s location.

MACROECONOMIC AND INDUSTRY RISKS

Outbreaks of disease and health epidemics, such as COVID-19, have had, and could continue to have, a negative impact on the Company's business revenues, financial position, results of operations and/or stock price.
COVID-19, and the actions taken by governments, businesses and individuals in response to the pandemic have resulted in, and continue to result in, challenges for the Company. Since the time that the virus was first identified, travel to and from most countries has been suspended or restricted by air carriers and foreign governments, extended shutdowns of certain businesses and other activities in many countries have occurred, and global supply chains have been disrupted. Additionally, we have experienced temporary site closures and other supply chain disruptions because of COVID-19.

COVID-19 continues to impact worldwide economic activity and pose the risk that the Company or its employees, contractors, suppliers, customers and other business partners may be prevented from conducting certain business activities for an indefinite period of time, including shutdowns that may be requested or mandated by governmental authorities or otherwise elected by the Company or its customers as a preventive measure to limit the spread of coronavirus disease. In addition, mandated government authority measures or other measures elected by companies as preventative measures may lead to the Company's customers being unable to complete purchases or other activities.

COVID-19 may continue have an adverse effect on the Company's operations and, given the uncertainty around the extent and timing of the potential future spread or mitigation and around the imposition or relaxation of protective measures, the Company cannot reasonably estimate the impact to the Company's future results of operations, cash flows, financial condition or stock price.

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
The Company's businesses are subject to general economic slowdowns and cyclical conditions in each of the industries served. Examples are:

•The Harsco Environmental Segment may be adversely impacted by prolonged slowdowns in steel mill production, excess production capacity, bankruptcy or receivership of steel producers and changes in outsourcing practices;
•The resource recovery and slag optimization technologies business of the Harsco Environmental Segment can also be adversely impacted by prolonged slowdowns in customer production or a reduction in the selling prices of its materials, which are in some cases market-based and vary based upon the current fair value of the components being sold. Therefore, the revenue generated from the sale of such recycled materials varies based upon the fair value of the commodity components being sold;
•The abrasives and roofing materials business of the Harsco Environmental Segment may be adversely impacted by economic conditions that slow the rate of residential roof replacement, or by slowdowns in the industrial and infrastructure refurbishment industries;
•The Harsco Rail Segment may be adversely impacted by developments in the railroad industry that lead to lower capital spending or reduced track maintenance spending; and
•Capital constraints and increased borrowing costs may also adversely impact the financial position and operations of the Company's customers across all business segments.

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

Compared with the corresponding full-year period in 2019, the average value of major currencies changed as follows in relation to the U.S. dollar during the full-year 2020, impacting the Company's revenues and income:

•British pound sterling strengthened by 1%;
•Euro strengthened by 2%;
•Chinese yuan strengthened by less than 1%; and
•Brazilian real weakened by 24%

Compared with exchange rates at December 31, 2019, the value of major currencies at December 31, 2020 changed as follows:

•British pound sterling strengthened by 3%;
•Euro strengthened by 9%;
•Chinese yuan strengthened by 7%; and
•Brazilian real weakened by 23%

To illustrate the effect of foreign exchange rate changes in certain key markets of the Company, in 2020 revenues would have been approximately 1% or $24 million higher and operating income would have been approximately 19% or $4 million higher if the average exchange rates for 2019 were utilized. In a similar comparison for 2019 revenues would have been 3% or approximately $41 million higher and operating income would have been 3% or approximately $3 million higher if the average exchange rates for 2018 were utilized.

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

LEGAL AND REGULATORY RISKS

The Company's global presence subjects it to a variety of risks arising from doing business internationally.
The Company operates in approximately 30 countries, generating 44% of its revenues outside of the U.S. (based on location of the facility generating the revenue) for the year ended December 31, 2020. In addition, as of December 31, 2020, approximately 57% of the Company’s property, plant and equipment is located outside of the U.S. The Company's global footprint exposes it to a variety of risks that may adversely affect the Company's results of operations, financial condition, liquidity and cash flows. These include, but may not be limited to, the following:
•periodic economic downturns in the countries in which the Company does business;
•complexities around changes in the still developing relationship between the U.K. and the EU arising out of the U.K.’s withdrawal from the EU;
•imposition of or increases in currency exchange controls and hard currency shortages;
•customs matters and changes in trade policy or tariff regulations;
•changes in regulatory requirements in the countries in which the Company does business;
•changes in tax regulations, higher tax rates in certain jurisdictions and potentially adverse tax consequences including restrictions on repatriating earnings, adverse tax withholding requirements and "double taxation";
•longer payment cycles and difficulty in collecting accounts receivable;
•complexities in complying with a variety of U.S. and foreign government laws, controls and regulations;
•political, economic and social instability, civil and political unrest, terrorist actions and armed hostilities in the regions or countries in which, or adjacent to which, the Company does business;
•increasingly complex laws and regulations concerning privacy and data security, including the EU's GDPR;
•inflation rates in the countries in which the Company does business;
•complying with complex labor laws in foreign jurisdictions;
•laws in various international jurisdictions that limit the right and ability of subsidiaries to pay dividends and remit earnings to affiliated companies unless specified conditions are met;
•sovereign risk related to international governments, including, but not limited to, governments stopping interest payments or repudiating their debt, nationalizing private businesses or altering foreign exchange regulations;
•uncertainties arising from local business practices, cultural considerations and international political and trade tensions; and
•public health issues or other calamities impacting regions or countries in which the Company operates, including travel to and/or imports or exports to or from such regions or countries.

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

The Company is currently involved in a number of environmental remediation investigations and cleanups and, along with other companies, has been identified as a "potentially responsible party" for certain byproduct disposal sites under the federal "Superfund" law. At several sites, the Company is currently conducting environmental remediation, and it is probable that the Company will agree to make payments toward funding certain other of these remediation activities. It also is possible that some of these matters will be decided unfavorably to the Company and that other sites requiring remediation will be identified. Each of these matters is subject to various uncertainties, and financial exposure is dependent upon the following factors:
•the continuing evolution of environmental laws and regulatory requirements;
•the availability and application of technology;
•the allocation of cost among potentially responsible parties;

•the years of remedial activity required; and
•the remediation methods selected.

The nature of the Company’s products creates the possibility of significant product liability and warranty claims, which could harm its business.
The Company’s customers use some of its products in potentially hazardous applications that can cause injury or loss of life and damage to property, equipment or the environment. In addition, the Company’s products are integral to the production process for some end-users and any failure of the Company’s products could result in a suspension of operations, including products historically sold by business units of the Company to the extent that the Company retains liability for such historical products. Accidents may occur at a location where the Company’s equipment and services have been or are being used. Investigations into such accidents, even if the Company and its products are ultimately found not to be the cause of such accidents, require the Company to expend significant time, effort and resources. The Company cannot be certain that its products will be completely free from defects. The Company may be named as a defendant in product liability or other lawsuits asserting potentially large claims. In addition, the Company cannot guarantee that insurance will be available or adequate to cover any or all liabilities incurred. The Company also may not be able to maintain insurance in the future at levels it believes are necessary and at rates it considers reasonable.

FINANCIAL, TAX AND FINANCIAL MARKET RISKS

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
The Company uses derivative financial instruments, such as interest rate swaps and foreign currency exchange forward contracts, for a variety of purposes. The Company uses interest rate swaps in conjunction with certain debt issuances in order to secure either a fixed or floating interest rate. The Company uses foreign currency exchange forward contracts as part of a worldwide program to minimize foreign currency operating income and balance sheet exposure. In particular, the Company uses foreign currency exchange forward contracts to hedge commitments, such as foreign currency debt, firm purchase commitments and foreign currency cash flows for certain export sales transactions. The unsecured contracts for foreign currency exchange forward contracts outstanding at December 31, 2020 mature at various times through 2022 and are with major financial institutions. The Company may also enter into derivative contracts to hedge commodity exposures. The failure of one or more counterparties to the Company's derivative financial instruments to fulfill their obligations could adversely affect the Company's results of operations, financial condition, liquidity and cash flows.

The Company’s variable rate indebtedness subjects it to interest rate risk, which could cause the Company's debt service obligations to increase significantly.
The Company's total debt at December 31, 2020 was $1.3 billion. Of this amount, approximately 60% had variable rates of interest and approximately 40% had fixed interest rates. The weighted average interest rate of total debt was approximately 4.2%. At debt levels as of December 31, 2020, a one percentage point increase in variable interest rates would increase interest expense by $3.8 million per year and a one percentage point decrease in variable interest rates would decrease interest expense by $0.6 million due to the interest rate floors on certain credit agreements. Each incremental one percentage point increase in variable interest rates would increase interest expense by an additional $7.9 million. If the Company is unable to successfully manage its exposure to variable interest rates, including through interest rate swaps that the Company has put into place, its debt service obligations may increase even though the amount borrowed remains the same and, in turn, its results of operations and financial condition may be negatively impacted.

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

Location	Principal Products/Services	Interest
Harsco Environmental Segment
Taiyuan City, China	Environmental Services	Leased
Rotherham, U.K.	Environmental Services	Owned
Drakesboro, Kentucky, U.S.	Applied Products - Roofing Granules/Abrasives	Owned
Sarver, Pennsylvania, U.S.	Environmental Services	Owned
Chesterfield, U.K.	Aluminum Dross and Scrap Processing Systems	Owned
Harsco Clean Earth Segment
Middlesex, New Jersey, U.S.	Contaminated Materials Processing	Leased
Hudson, New Jersey, U.S.	Hazardous Waste Processing	Owned/Leased
New Castle, Delaware, U.S.	Contaminated Materials Processing	Leased
Prince Georges, Maryland, U.S.	Contaminated Materials Processing	Owned
Marshall, Kentucky, U.S.	Hazardous Waste Processing	Owned
Wayne, Michigan, U.S.	Hazardous Waste Processing	Owned
Birmingham, Alabama, U. S.	Hazardous Waste Processing	Owned
Inglewood, California, U.S.	Hazardous Waste Processing	Owned
Rancho Cordova, California, U.S.	Hazardous Waste Processing	Owned
Indianapolis, Indiana, U.S.	Hazardous Waste Processing	Leased
Detroit, Michigan, U.S.	Hazardous Waste Processing	Owned
Kansas City, Missouri, U.S.	Hazardous Waste Processing	Owned
Fernley, Nevada, U.S.	Hazardous Waste Processing	Owned
Hatfield, Pennsylvania, U.S.	Hazardous Waste Processing	Owned
Providence, Rhode Island, U.S.	Hazardous Waste Processing	Owned
Avalon, Texas, U.S.	Hazardous Waste Processing	Owned
Houston, Texas, U.S.	Hazardous Waste Processing	Owned
Kent, Washington, U.S.	Hazardous Waste Processing	Owned
Tacoma, Washington, U.S.	Hazardous Waste Processing	Owned
Harsco Rail Segment
Columbia, South Carolina, U.S.	Rail Maintenance-of-way Equipment	Owned
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

Supplementary Item.    Information About Our Executive Officers.
Set forth below, at February 25, 2021, are the executive officers of the Company and certain information with respect to each of them. There are no family relationships among any of the executive officers.

Name	Age	Position with the Company
Executive Officers:
F. Nicholas Grasberger III	57	Chairman, President and Chief Executive Officer
Peter F. Minan	59	Senior Vice President and Chief Financial Officer
Samuel C. Fenice	46	Vice President and Corporate Controller
Jeswant Gill	58	Senior Vice President and Group President - Harsco Rail
Russell C. Hochman	56	Senior Vice President and General Counsel, Chief Compliance Officer & Corporate Secretary
Wendy Livingston	47	Senior Vice President and Chief Human Resources Officer
David Stanton	55	Senior Vice President and Group President - Clean Earth

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

Peter F. Minan - Senior Vice President and Chief Financial Officer since November 11, 2014. Mr. Minan has an extensive background in global financial management acquired through a nearly 30-year career with KPMG from 1983 to 2012. He became a partner at KPMG in 1993 and served as global lead partner for several multi-national Fortune 500 industrial and consumer audits. His roles included National Managing Partner, U.S. Audit practice, and Partner in Charge, Washington/Baltimore Audit practice. His most recent role was with Computer Sciences Corporation, where he served as Vice President of Enterprise Risk Management and Internal Audit from 2012 to 2013. In December 2020, the Company announced the planned retirement of Mr. Minan with an expected effective date of April 1, 2021.

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

Wendy Livingston - Senior Vice President and Chief Human Resources Officer since September 2, 2020. Prior to joining the Company, Ms. Livingston was with The Boeing Company where she served as interim Sr. Vice President, Human Resources from April 2020 until July 2020. Previously she was Vice President, Corporate Human Resources from February 2017 until April 2020 and Vice President Talent & Leadership from February 2016 until February 2017. Ms. Livingston holds a Bachelor of Science degree in Business Administration: Marketing & Management from Peru State College; a Master of Science degree in Human Resources Management from Lindenwood University; participated in the nomination-only Modern CHRO Role program at Cornell University; and was certified as a Professional in Human Resources (PHR) by the Society for Human Resource Management (SHRM).

David Stanton - Senior Vice President and Group President - Clean Earth since March 2, 2020. Prior to joining the Company in March 2020, Mr. Stanton was with Suez Utility where he served as President from September 2010 until March 2020. From January 2008 until June 2010 Mr. Stanton served as Chief Executive Officer of an early stage company focused on developing and commercializing advanced technology for the reuse of water. Earlier in his career, he held progressively responsible roles in operations and finance at Tyco International and SouthWest Water. Mr. Stanton holds a Bachelor of Science in Electrical Engineering from Cornell University.

PART II
Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Harsco Corporation common stock is listed on the New York Stock Exchange under the trading symbol HSC. At December 31, 2020, there were 78,924,370 shares outstanding. In 2020, the Company's common stock traded in a range of $4.19 to $23.44 and closed at $17.98 at year-end. At December 31, 2020, there were approximately 25,052 stockholders. For additional information regarding the Company's equity compensation plans see Note 14, Stock-Based Compensation, in Part II, Item 8, "Financial Statements and Supplementary Data," Part III, Item 11, "Executive Compensation," and Part III, Item 12 "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters."

Stock Performance Graph

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Harsco Corporation, the S&P Smallcap 600 Index and the Dow Jones US Diversified Industrials Index

$350
$300
$250
$200
$150
$100
$50
12/15
12/16
12/17
12/18
12/19
12/20
Harsco Corporation
S&P Smallcap 600
Dow Jones US Diversified Industrials

*$100 invested on 12/31/15 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2021 Standard & Poor's, a division of S&P Global. All rights reserved.
Copyright© 2021 S&P Dow Jones Indices LLC, a division of S&P Global. All rights reserved

	December 2015	December 2016	December 2016	December 2018	December 2019	December 2020
Harsco Corporation	100.00	174.01	238.62	254.10	294.40	230.05
S&P Smallcap 600	100.00	126.56	143.30	131.15	161.03	179.20
Dow Jones US Diversified Industrials	100.00	110.96	103.64	77.65	98.53	110.79

Issuer Purchases of Equity Securities
On May 2, 2018, the Company announced that the Board of Directors adopted a share repurchase program authorizing the Company to repurchase up to $75,000,000 of outstanding shares of the Company’s common stock through April 24, 2021. The Company did not purchase any shares of common stock under this program during the year ended December 31, 2020. The approximate dollar value of shares that may yet be purchased under the share repurchase program is $13,151,485. When and if appropriate, repurchases are made in open market transactions, depending on market conditions. Share repurchases may not occur and may be discontinued at any time.

Item 6.    Selected Financial Data.
Five-Year Statistical Summary

(In thousands, except per share and employee information)	2020 (b) (c) (d)		2019 (c) (d)			2018 (d)		2017		2016
Statement of operations information
Revenues from continuing operations (a) (e)	$1,863,864		$1,503,742			$1,347,672		$1,307,470		$1,203,681
Amounts attributable to Harsco Corporation common stockholders (a)
Income (loss) from continuing operations, net of tax (e)	$(32,526)		$28,231			$100,578		$(6,810)		$(102,550)
Income from discontinued operations (e)	6,185		475,688			36,479		14,632		16,883
Net income (loss) attributable to Harsco Corporation	(26,341)		503,919			137,057		7,822		(85,667)
Financial position and cash flow information
Working capital (f)	$277,868		$187,918			$188,038		$117,964		$122,602
Total assets (g)	2,993,287		2,367,467			1,632,867		1,578,685		1,581,338
Long-term debt	1,271,189		775,498			585,662		566,794		629,239
Total debt	1,292,215		781,811			602,229		586,623		659,072
Depreciation and amortization (h)	159,702		138,395			132,785		129,937		141,486
Capital expenditures (h)	(120,224)		(184,973)			(132,168)		(98,314)		(69,340)
Cash provided (used) by operating activities (h)(i)	53,818		(163)			192,022		176,892		159,876
Cash provided (used) by investing activities (h)	(520,644)		(132,192)			(161,143)		(103,325)		122,887
Cash provided (used) by financing activities (h)(i)	486,958		125,734			(25,538)		(83,715)		(292,364)
Ratios
Return on average equity (j)	(3.7)%		100.2%			50.7%		4.1%		(29.5)%
Current ratio (g) (k)	1.5	:1	1.4	:1		1.5	:1	1.2	:1	1.3	:1
Per share information attributable to Harsco Corporation common stockholders (e)
Basic—Income (loss) from continuing operations	$(0.41)		$0.35			$1.25		$(0.08)		$(1.28)
Income from discontinued operations	0.08		5.97			0.45		0.18		0.21
Net income (loss)	$(0.33)		$6.33		(n)	$1.70		$0.10		$(1.07)
Diluted—Income (loss) from continuing operations	$(0.41)		$0.35			$1.20		$(0.08)		$(1.28)
Income from discontinued operations	0.08		5.85			0.44		0.18		0.21
Net income (loss)	$(0.33)		$6.19		(n)	$1.64		$0.10		$(1.07)
Other information
Book value per share (l)	$9.04		$10.06			$3.94		$2.67		$1.72
Diluted weighted-average number of shares outstanding	78,939		81,375			83,595		80,553		80,333
Number of employees (m)	11,900		10,500			9,900		9,400		9,400
(a)On January 1, 2018, the Company adopted the new revenue recognition standard utilizing the modified retrospective transition method, including the use of practical expedients. Prior period comparative information has not been restated and continues to be reported under accounting principles generally accepted in the U.S. in effect for those periods.
(b)Includes the effects of the acquisition of ESOL. See Note 3, Acquisitions and Dispositions, in Part II, Item 8, "Financial Statements and Supplementary Data" for additional information.
(c)Includes the effects of the acquisition of Clean Earth. See Note 3, Acquisitions and Dispositions, in Part II, Item 8, "Financial Statements and Supplementary Data" for additional information.
(d)Includes the effects of the acquisition of Altek Europe Holdings Limited and its affiliated entities. See Note 3, Acquisitions and Dispositions, in Part II, Item 8, "Financial Statements and Supplementary Data" for additional information.
(e)During 2019, the Company announced the sale of the businesses that comprised its former Industrial Segment. As a result, the operating results of the Harsco Industrial Segment, costs directly related to the disposals, an allocation of interest expense associated with mandatory debt repayments required as a result of the disposals and the write-off of deferred financing costs resulting from the mandatory repayment have been reflected in the Consolidated Statements of Operations as discontinued operations for all periods presented. See Note 3, Acquisitions and Dispositions, for additional information.
(f)On January 1, 2017, the Company adopted changes issued by the FASB related to the reclassification of current deferred tax assets and liabilities to non-current. As a result of these changes, the Company reclassified its net current deferred tax assets and liabilities to non-current, which reduced Net working capital by $27.1 million at December 31, 2016.
(g)On January 1, 2019, the Company adopted changes issued by the FASB related to the accounting for leases which introduced a lessee model that brought most leases onto the balance sheet. The Company elected to apply the transition requirements at the January 1, 2019 effective date and therefore, comparative information has not been restated and continues to be reported under U.S. GAAP in effect for those periods.
(h)Includes the Harsco Industrial Segment.
(i)On January 1, 2017, the Company adopted changes issued by the FASB related to the accounting for stock-based compensation. The Company reclassified employee taxes paid on stock compensation in the amount of $0.1 million for the year ended December 31, 2016 from Cash provided (used) by operating activities to Cash provided (used) by financing activities on its Consolidated Statement of Cash Flows.
(j)Return on average equity is calculated by dividing net income attributable to Harsco Corporation by average Harsco Corporation stockholders' equity throughout the year. The 2020 calculation includes the after tax gains on the sale of IKG of approximately $9 million, and the 2019 calculation includes the after-tax gains on the sale of AXC and PK of approximately $454 million.
(k)Current ratio is calculated by dividing total current assets by total current liabilities.
(l)Book value per share is calculated by dividing total equity by shares outstanding.

(m)Number of employees excludes contingent workers.
(n)Does not total due to rounding.

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

In both March 2020 and June 2020, the Company amended the Senior Secured Credit Facilities to increase the net debt to consolidated adjusted EBITDA ratio covenant. As a result of these amendments, the net debt to consolidated adjusted EBITDA ratio covenant has been increased to 5.75 through March 2021 and then decreasing quarterly until reaching 4.75 in December 2021. There is no change to the previously agreed interest rates as long as the Company's total leverage ratio does not equal or exceed 4.50 at which time it would increase by 25 basis points. During 2020, the Company recognized $1.9 million of fees and expenses related to the amended Senior Secured Credit Facilities in the caption Unused debt commitment and amendment fees on the Consolidated Statement of Operations.

In January 2020 the Company sold IKG for $85.0 million, including a note receivable with a face value of $40.0 million (initial fair value $34.3 million) and recognized a gain on sale of $18.3 million pre-tax (or approximately $9 million after-tax). This disposal, along with the disposals of AXC and PK in 2019, accelerated the transformation of the Company into a global, market-leading, single-thesis environmental solutions platform.

Beginning in March 2020 overall global economic conditions were significantly impacted by COVID-19. Business conditions have slowly improved since the mid-point of the second quarter, with the ongoing COVID-19 impacts varying by end market as well as local conditions (including applicable government mandates). The ultimate duration and impact of COVID-19 on the Company and its customers' operations is presently unclear, though the Company expects impacts to continue for at least the next few quarters. The Company is operating as a provider of certain essential services, and it continues to take actions to protect all stakeholders and to minimize the operational and financial impacts of COVID-19 where possible. Work safety and flexibility measures have been implemented. In addition, the Company is also focused on actions to adjust its cost structure, reduce capital and operating expenditures, and to preserve its financial flexibility and liquidity position. Please refer to the below discussion of business outlook and Part I, Item 1A, "Risk Factors" for additional information related to the potential impacts of COVID-19 on the Company.

Highlights for 2020 include (refer to the discussion of segment and consolidated results included within Results of Operations below, as well as Liquidity and Capital Resources, for additional information pertaining to the key drivers impacting these highlights):

•Revenues for the year ended December 31, 2020 increased approximately 24% compared with the year ended December 31, 2019. The primary drivers for this increase were the acquisitions of Clean Earth and ESOL as well as increased revenue related to maintenance-of-way equipment sales in the Harsco Rail Segment, partially offset by lower customer production in the Harsco Environmental Segment, inclusive of the impacts form COVID-19, and the impact of foreign currency translation.
•Operating income from continuing operations for the year ended December 31, 2020 decreased approximately 80% compared with the year ended December 31, 2019. The primary drivers for these decreases were decreased customer production levels in the Harsco Environmental Segment, inclusive of the impacts of COVID-19; incremental acquisition and integration costs primarily related to the ESOL acquisition; the timing and mix of sales in the Harsco Rail Segment and severance costs of approximately $9 million in the Harsco Environmental Segment. These decreases were partially offset by the inclusion of operating results for ESOL and full year results of Clean Earth as well as lower selling, general and administrative expenses in the Harsco Environmental and Harsco Rail Segments, and in Corporate (exclusive of the aforementioned incremental acquisition and integration costs).
•Diluted losses per common share from continuing operations attributable to Harsco Corporation for the year ended December 31, 2020 were $0.41, a decrease compared with diluted earnings per common share from continuing operations of $0.35 for the year ended December 31, 2019. In addition to the factors noted above for revenue and operating income from continuing operations, the primary driver of this decrease was increased interest expense partially offset by a decrease in debt-related transaction expenses, defined benefit pension income and the effect of income taxes.
•Cash flows provided by operating activities for the year ended December 31, 2020 were $53.8 million, an increase of $54.0 million compared with cash flows provided by operating activities the year ended December 31, 2019. The primary drivers for this increase were the $103 million tax payment on the sale of AXC in 2019 not repeated in 2020, favorable changes in net working capital, primarily due to improved collection of accounts receivable and timing of inventories, partially offset by timing of accounts payable. These were partially offset by lower net income (excluding the impacts of the gains on sales of discontinued operations and including the incremental acquisition and integration costs principally related to the ESOL acquisition) and the impact of taxes paid related to the sales of PK and IKG.
•Capital expenditures for purchases of property, plant and equipment for the year ended December 31, 2020 were $120.2 million, a decrease of $64.7 million or 35.0% compared with the year ended December 31, 2019. The decrease was the result of the Company's goal of maintaining financial flexibility and strengthening cash flow during COVID-19.

The Company works diligently and safely to provide customers with services and products, and the Company maintains a positive outlook across all businesses supported by favorable underlying growth characteristics in its businesses and investments by the Company to further supplement growth. Financial results, however, continue to be negatively impacted by the global COVID-19 pandemic that began in 2020. These business pressures were most intense during the second and third quarters of 2020 and economic conditions in the majority of Harsco's businesses have improved meaningfully since. With that said, however, the scale and pace of the recovery varies and a slowdown in customer demand persists, with the ultimate extent and duration of such future impacts on the Company's businesses not presently known. The Company’s view for 2021 and beyond is supported by the below factors, which should be considered in the context of other risks, trends and strategies:

•The Harsco Environmental Segment operates throughout the world to support critical metal production. The Company has been impacted by an overall decline in global steel demand, with several customer mill locations temporarily idled during the second quarter of 2020, as a result of COVID-19. Nearly all of these locations have restarted production since, though overall output remains below normalized levels and will remain so until underlying demand fully recovers. Estimated customer mill utilization decreased by 7% for the year ended December 31, 2020 compared with the same period in the prior year. Over the longer-term the Company expects that the Harsco Environmental Segment's return to growth will be driven by investments, innovation and economic growth that supports higher global steel consumption.
•The Harsco Clean Earth Segment locations operate throughout the U.S. as an essential services provider, by performing critical environmental services. The segment's hazardous waste line of business, including the 2020 ESOL acquisition, has proven to be economically resilient with overall business levels returning to near pre-COVID, reflecting the nature of its services as well as the diversity of customers in the retail, medical and industrial industries. Meanwhile, the segment's contaminated materials line of business has continued to be negatively impacted by the pandemic. This dynamic reflects a slowing in non-residential construction activity and governmental constraints on project spending, and this business pressure is likely to persist in the near term. Over the longer-term, the Company expects this segment to benefit from growth opportunities, including from the acquired ESOL business, positive underlying market trends and operational synergy opportunities as well as from the less cyclical and recurring nature of this business that is expected to provide favorable returns on the Company's investments.
•The Harsco Rail Segment continues to fulfill orders critical to global transportation and increased capacity during 2020 through the implementation of its Supply Chain Operation Recovery program, allowing the business to deliver on its backlog in the coming years. In the near term, the Harsco Rail Segment has been impacted by a decrease in certain short-cycle equipment, aftermarket and technology sales as a result of COVID-19 which is likely to continue in the coming quarters. Overall, the Harsco Rail Segment is supported by a record backlog and the longer-term outlook for this business remains strong, supported by future infrastructure investments, economic development in emerging economies, rail electrification in certain geographies, safety awareness and automation.
•Additionally, the Company undertook significant actions to reduce corporate costs and capital spending in 2020 as a result of the pandemic. During this time, the Company developed a tiered approach to potential supplemental cost mitigation efforts should the impacts of COVID-19 become more severe or prolonged in nature. The Company's disciplined approach to overall costs and free cash flow will remain in place during 2021.
•Interest expense for 2021 is expected to increase due to higher average debt balances following the purchase of ESOL.
•Net periodic pension income will increase by approximately $8 million during 2021 which will primarily be reflected in the caption Defined benefit pension (income) expense on the Consolidated Statement of Operations. The increase is primarily the result of higher plan asset values at December 31, 2020.

Results of Operations

Revenues by Segment

(Dollars in millions)	2020	2019	Change	%
Harsco Environmental	$914.4	$1,034.8	$(120.4)	(11.6)%
Harsco Clean Earth	619.6	169.5	450.1	265.5
Harsco Rail	329.8	299.4	30.5	10.2
Total Revenues	$1,863.9	$1,503.7	$360.1	23.9%
Revenues by Region

(Dollars in millions)	2020	2019	Change	%
North America	$1,087.1	$685.6	$401.5	58.6%
Western Europe	455.6	431.2	24.5	5.7
Latin America (a)	126.6	148.6	(22.1)	(14.9)
Asia-Pacific	114.2	159.4	(45.3)	(28.4)
Middle East and Africa	63.4	60.4	3.0	5.0
Eastern Europe	17.0	18.5	(1.5)	(8.2)
Total Revenues	$1,863.9	$1,503.7	$360.1	23.9%
(a)     Includes Mexico.

Operating Income (Loss) and Operating Margins by Segment

(Dollars in millions)	2020	2019	Change	%
Harsco Environmental	$59.0	$112.3	$(53.3)	(47.5)%
Harsco Clean Earth	16.1	20.0	(3.9)	(19.6)
Harsco Rail	20.2	23.7	(3.5)	(14.7)
Corporate	(74.2)	(51.7)	(22.5)	(43.5)
Total Operating Income	$21.1	$104.3	$(83.2)	(79.8)%

	2020	2019
Harsco Environmental	6.5%	10.9%
Harsco Clean Earth	2.6	11.8
Harsco Rail	6.1	7.9
Consolidated Operating Margin	1.1%	6.9%

Harsco Environmental Segment:

Significant Effects on Revenues (In millions)
Revenues—2019	$1,034.8
Net effects of price/volume changes, primarily attributable to volume changes.	(73.7)
Foreign currency translation.	(24.4)
Net impact of new contracts and lost contracts.	(21.3)
Other.	(1.0)
Revenues—2020	$914.4

Factors Positively Affecting Operating Income:
•Lower selling, general and administrative expenses, exclusive of provisions for doubtful accounts, improved operating income by $8.4 million during 2020 compared to the same period in the prior year.
•The Company recorded a provision for doubtful accounts of $6.2 million related to a U.K. customer that entered administration during 2019 that did not repeat in 2020.

Factors Negatively Impacting Operating Income:
•Overall steel production by customers under environmental services contracts, including the impact of new and exited contracts, decreased 10% during 2020 compared with the same period in the prior year. The decreased production was attributable to the global economic impact of COVID-19.
•Operating results for 2020 were impacted by decreased demand for applied products and by-products. The decreased demand was attributable to the global economic impact of COVID-19.
•Operating results for 2020 were also negatively impacted by $8.1 million of incremental employee termination benefit costs incurred to improve operational efficiency and support near-term financial performance.
•Foreign currency translation decreased operating income $3.6 million during 2020 compared with the same period in the prior year.
•Incremental costs directly related to COVID-19 of $1.5 million for 2020 decreased operating income compared with the same period in prior year.
•Operating income for 2020 was negatively impacted in comparison to the prior year by a $2.3 million gain during 2019 related to the recognition of a foreign currency cumulative translation adjustment resulting from the substantial liquidation of a subsidiary that did not repeat in 2020.
•Operating results for 2020 were negatively impacted by a $8.5 million net positive contingent consideration adjustment related to the Altek acquisition which occurred in 2019 and did not repeat in 2020.

Harsco Clean Earth Segment:

The Company acquired ESOL on April 6, 2020 and Clean Earth on June 28, 2019 and the operating results of both are reflected in the Harsco Clean Earth Segment.

Significant Effects on Revenues (In millions)
Revenues—2019	$169.5
Impact of ESOL and Clean Earth acquisitions. (b)	500.9
Net effects of price/volume changes, primarily attributable to volume changes.	(36.1)
Other.	(14.7)
Revenues—2020	$619.6
(b) Includes net revenue of ESOL for the period of April 6, 2020 through December 31, 2020 and of Clean Earth from January 1, 2020 through June 30, 2020 as Revenues in 2019 only reflect the six months ended December 31, 2019.

Operating Income for the year ended December 31, 2020 and 2019 was $16.1 million and $20.0 million, respectively, which included $22.8 million and $7.9 million of intangible asset amortization expense, respectively. In addition to the impacts of the ESOL and CE acquisitions, the following factors contributed to the changes in operating income in 2020.

Factors Positively Affecting Operating Income:
•Decrease in severance costs related to the Clean Earth acquisition that occurred in 2019 and did not repeat.

Factors Negatively Impacting Operating Income:
•Decrease in contaminated material and hazardous waste volume due principally to the impacts of COVID-19.

Harsco Rail Segment:

Significant Effects on Revenues (In millions)
Revenues—2019	$299.4
Net effects of price/volume changes, primarily attributable to volume changes.	29.7
Foreign currency translation.	0.6
Other.	0.1
Revenues—2020	$329.8

Factors Positively Affecting Operating Income:
•Increased railway contracting services, primarily related to the start of a new contract in the U.S., increased operating income during 2020 compared with the same period in the prior year.
•Results for 2019 included $5.6 million of costs associated with the consolidation of U.S. manufacturing and distribution into one facility that did not repeat during 2020.
•Lower selling, general and administrative expenses improved operating income by $3.9 million during 2020 compared to the same period in the prior year.

Factors Negatively Impacting Operating Income:
•The mix of maintenance-of-way equipment sales, as well as the timing and mix of after-market parts sales, decreased operating income during 2020 compared with the same period in the prior year as a result of lower end market demand.
•Incremental costs directly related to COVID-19 of $0.6 million during 2020 decreased operating income compared with the same period in the prior year.

Corporate Costs:
In addition to the factors highlighted above that positively affected or negatively impacted segment operating income, the Company's Corporate function was impacted by incremental acquisition related and integration costs of approximately $23.4 million in 2020, primarily related to the acquisition of ESOL, as well as an increase in the contingent consideration for the Clean Earth acquisition related to an increase in expected values of assumed net operating losses (offset by an income tax benefit). These increased costs were partially offset by decreases in other selling, general and administrative costs, including lower compensation expense and cost reduction actions due to COVID-19.

Consolidated Results

(In millions, except per share information and percentages)	2020	2019	2018
Total revenues	$1,863.9	$1,503.7	$1,347.7
Cost of services and products sold	1,500.8	1,144.3	1,012.5
Selling, general and administrative expenses	327.9	253.0	202.7
Research and development expenses	3.2	4.8	3.9
Other (income) expenses, net	10.8	(2.6)	(2.2)
Operating income from continuing operations	21.1	104.3	130.7
Interest income	2.2	2.0	2.2
Interest expense	(59.7)	(36.6)	(21.5)
Unused debt commitment and amendment fees	(1.9)	(7.7)	(1.1)
Defined benefit pension income (expense)	7.2	(5.5)	3.5
Income tax benefit (expense) from continuing operations	2.8	(20.2)	(5.5)
Equity in income of unconsolidated entities, net	0.2	0.3	0.4
Income (loss) from continuing operations	(28.2)	36.5	108.5

(In millions, except per share information and percentages)	2020	2019	2018
Gain on sale of discontinued businesses	18.3	569.1	—
Income (loss) from discontinued businesses	(2.7)	27.5	43.9
Income tax expense from discontinued businesses	(9.4)	(121.0)	(7.5)
Income from discontinued operations, net of tax	6.2	475.7	36.5
Net income (loss)	(22.0)	512.2	145.0
Total other comprehensive loss	(55.3)	(0.1)	(21.5)
Total comprehensive (income) loss	(77.3)	512.2	123.5
Diluted income (loss) per common share from continuing operations attributable to Harsco Corporation common stockholders	(0.41)	0.35	1.20
Effective income tax rate from continuing operations	8.9%	35.8%	4.8%
Comparative Analysis of Consolidated Results
Total Revenues
Revenues for 2020 increased $360.1 million or 24% from 2019. Revenues for 2019 increased $156.1 million or 12% from 2018. These increases were attributable to the following significant items:

Changes in Revenues (In millions)	2020 vs. 2019	2019 vs. 2018
Impact of ESOL and Clean Earth acquisitions.	$500.9	$169.5
Net effect of price/volume changes in the Harsco Environmental Segment, primarily attributable to volume changes.	(73.7)	6.4
Net effect of price/volume changes in the Harsco Clean Earth Segment, primarily attributable to volume changes.	(36.1)	—
Net effect of price/volume changes, primarily attributable to volume changes in the Harsco Rail Segment.	29.7	23.4
Foreign currency translation.	(23.8)	(40.9)
Net impact of new contracts and lost contracts (including exited underperforming contracts) in the Harsco Environmental Segment.	(21.3)	(10.0)
Effect of Altek acquisition on Harsco Environmental Segment.	—	7.4
Other.	(15.6)	0.3
Total change in revenues	$360.1	$156.1
Cost of Services and Products Sold
Cost of services and products sold for 2020 increased $356.5 million or 31% from 2019. Cost of services and products sold for 2019 increased $131.8 million or 13% from 2018. These increases were attributable to the following significant items:

Change in Cost of Services and Products Sold (In millions)	2020 vs. 2019	2019 vs. 2018
Impact of ESOL and Clean Earth acquisitions.	$409.5	$124.2
Change in costs due to changes in revenues (exclusive of the ESOL and Clean Earth acquisitions and effects of foreign currency translation and including fluctuations in commodity costs included in selling prices).	(38.7)	47.2
Foreign currency translation.	(17.6)	(35.1)
Other.	3.3	(4.5)
Total change in cost of services and products sold	$356.5	$131.8

Selling, General and Administrative Expenses
Selling, general and administrative expenses for 2020 increased $75.0 million or 30% from 2019. This increase primarily relates to incremental acquisition related and integration costs of $24 million during 2020, primarily related to the acquisition of ESOL and the inclusion of selling, general and administrative expenses associated with the ESOL and Clean Earth acquisitions, which occurred in April 2020 and June 2019, respectively. These increases were partially offset by a provision for doubtful accounts related to a U.K. customer that entered administration during 2019 that did not repeat in 2020 and decreased travel and entertainment expenses.

Selling, general and administrative expenses for 2019 increased $50.3 million or 25% from 2018. This increase was primarily related to approximately $25 million of strategic costs primarily related to the acquisitions of Clean Earth and ESOL, the provision for doubtful accounts related to the Harsco Environmental Segment customer in the U.K. entering administration and the inclusion of selling, general and administrative expenses associated with the Altek acquisition which occurred in May 2018 and the Clean Earth acquisition which occurred in June 2019.

Other (Income) Expenses, Net
The major components of this Statement of operations caption are detailed below. See Note 18, Other (Income) Expenses, Net, in Part II, Item 8, "Financial Statements and Supplementary Data" for additional information.

	Other Expenses
(In thousands)	2020	2019	2018
Employee termination benefits costs	$10,888	$6,619	$4,763
Net gains	(3,723)	(6,303)	(3,868)
Contingent consideration adjustments	2,386	(7,681)	(2,939)
Impaired asset write-downs	776	773	104
Other costs to exit activities	693	4,208	170
Other income	(226)	(237)	(431)
Total other (income) expenses, net	$10,794	$(2,621)	$(2,201)

Interest Expense
Interest expense in 2020 was $59.7 million, an increase of $23.1 million or 63% compared with 2019. This increase primarily relates to higher outstanding borrowings and weighted average interest rates related to the June 2019 issuance of the Notes and the April 2020 issuance of the New Term Loan.
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
See Note 8, Debt and Credit Agreements, in Part II, Item 8, "Financial Statements and Supplementary Data" for additional information.

Unused Debt Commitment and Amendment Fees
During 2020, the Company recognized $1.9 million of fees and expenses related to the amended Senior Secured Credit Facilities in the caption Unused debt commitment and amendment fees on the Consolidated Statement of Operations.

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
See Note 8, Debt and Credit Agreements, in Part II, Item 8, "Financial Statements and Supplementary Data" for additional information.
Defined Benefit Pension Income (Expense)
Defined benefit pension income in 2020 was $7.2 million compared to defined benefit pension income of $5.5 million in 2019. This change is primarily the result of higher plan asset values at December 31, 2019.

Defined benefit pension expense in 2019 was $5.5 million compared to defined benefit pension income of $3.5 million in 2018. This change is primarily the result of lower plan asset values at December 31, 2018.

Income Tax Benefit (Expense) from Continuing Operations
Income tax benefit from continuing operations in 2020 was $2.8 million, compared with tax expense from continuing operations of $20.2 million in 2019. The effective income tax rate relating to continuing operations for 2020 was 8.9% versus 35.8% for 2019. The decrease in income tax expense and the effective tax rate related to continuing operations was primarily due to increased acquisition and integration costs, decreased operating income due to impacts of COVID-19 and a $2.7 million favorable income tax adjustment in connection with an increase in estimated usage of assumed net operating losses related to the Clean Earth acquisition.

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

See Note 11, Income Taxes, in Part II, Item 8, “Financial Statements and Supplementary Data" for additional information.
Gain on Sale of Discontinued Businesses
In January 2020, the Company sold IKG and recognized a gain on sale of $18.3 million pre-tax (or approximately $9 million after-tax).

In July 2019, the Company completed the sale of AXC for $600 million in cash and recognized a gain on sale of $527.9 million pre-tax (approximately $421 million after tax). In November 2019, the Company completed the previously announced sale of PK for $60 million cash and recognized a gain on sale of $41.2 million pre-tax (or approximately $33 million after-tax).

These transactions have been recorded in the Consolidated Statements of Operations as discontinued operations for the year ended December 31, 2019.

Income (Loss) from Discontinued Businesses
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

Total Other Comprehensive Income (Loss)
Total other comprehensive loss was $55.3 million in 2020, compared with total other comprehensive loss of $0.1 million in 2019. The primary driver of the decrease is due to lower discount rates for the U.S. and U.K. pension plans.

Total other comprehensive loss was $0.1 million in 2019, compared with total other comprehensive loss of $21.5 million in 2018. The primary driver of the decrease is due to the strengthening of the U.S. dollar against certain currencies, including foreign currency translation of cumulative unrecognized actuarial losses on the Company's pension obligations, being less than the strengthening of the U.S. dollar for the corresponding period in 2018, partially offset by unrealized cash flow hedge losses in 2019 compared to unrealized cash flow hedge gains for the same period in 2018.

Liquidity and Capital Resources
Cash Flow Summary
The global economy continues to be impacted by COVID-19, the ultimate extent and duration of which is not presently known, and the Company expects its liquidity to continue to be negatively impacted in the near term. As a result, the Company has taken significant proactive actions to minimize the operational and financial impacts.

The Company currently expects to have sufficient financial liquidity and borrowing capacity to support the strategies within each of its businesses.  The Company currently expects operational and business needs to be met by cash provided by operations supplemented with borrowings from time to time principally under the Senior Secured Credit Facilities, due to historical patterns of seasonal cash flow, the funding of various projects and the impact of COVID-19. The Company regularly assesses capital needs in the context of operational trends and strategic initiatives.

The Company's cash flows from operating, investing and financing activities, as reflected on the Consolidated Statements of Cash Flows, are summarized in the following table:

(In millions)	2020	2019	2018
Net cash provided (used) by:
Operating activities	$53.8	$(0.2)	$192.0
Investing activities	(520.6)	(132.2)	(161.1)
Financing activities	487.0	125.7	(25.5)
Effect of exchange rate changes on cash	(0.2)	(0.8)	(4.4)
Net change in cash and cash equivalents	$19.9	$(7.4)	$0.9
Cash provided (used) by operating activities — Net cash provided by operating activities in 2020 was $53.8 million, an increase of $54.0 million from 2019. The primary drivers for this increase were the $103 million tax payment on the sale of AXC in 2019 not repeated in 2020, favorable changes in net working capital, primarily due to improved collection of accounts receivable and timing of inventories, partially offset by timing of accounts payable. These were partially offset by lower net income (excluding the impacts of the gains on sales of discontinued operations and including the incremental acquisition and integration costs principally related to the ESOL acquisition) and the impact of taxes paid related to the sales of PK and IKG.
Also included in the Cash flows from operating activities section of the Consolidated Statements of Cash Flows is the caption, Other assets and liabilities. A summary of the major components of this caption for the periods presented is as follows:

(In millions)	2020	2019	2018
Net cash provided (used) by:
Change in income taxes	$(1.1)	$5.3	$(15.3)
Change in prepaid expenses	(7.4)	(13.0)	2.1
Change in contingent consideration liabilities	0.3	(8.2)	(2.9)
Other (a)	7.1	(8.7)	(17.4)
Total change in Other assets and liabilities	$(1.1)	$(24.6)	$(33.5)
(a)     Other relates primarily to other accruals that are individually not significant.
Cash used by investing activities — Net cash used by investing activities in 2020 was $520.6 million, a decrease of $388.5 million from 2019. The decrease reflects reduced proceeds from the sale of businesses (AXC and PK in 2019 compared with IKG in 2020), partially offset by decreased cash paid for businesses acquired (Clean Earth in 2019 compared with ESOL in 2020) and reduced capital expenditures, primarily in the Harsco Environmental Segment.
Cash provided (used) by financing activities — Net cash provided by financing activities in 2020 was $487.0 million, an increase of $361.2 million from 2019. The increase was primarily due to higher net cash borrowings of $500.4 million in 2020 compared with net cash borrowings of $181.3 million in 2019 resulting from the investing activities; decreases in the payments of deferred financing costs, decreases in acquisition of treasury shares and decreases in payments of employee taxes related to stock-based compensation vesting.
Cash Requirements
The following summarizes the Company's expected future payments related to contractual obligations and commercial commitments at December 31, 2020:
Contractual Obligations and Commercial Commitments at December 31, 2020 (b)

		Payments Due by Period
(In millions)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Short-term borrowings	$7.5	$7.5	$—	$—	$—
Long-term debt (including current maturities and finance leases)	1,300.5	13.6	65.7	718.7	502.5
Projected interest payments on long-term debt (c)	287.4	58.1	111.6	72.2	45.5
Purchase obligations (d)	147.7	98.3	49.4	—	—
Operating lease liabilities	132.6	30.6	42.6	21.0	38.4
Pension obligations (e)	29.6	29.6	—	—	—
Foreign currency exchange forward contracts (f)	1.4	1.4	—	—	—
Contingent consideration (g)	12.5	11.9	0.6		—
Total contractual obligations (h)	$1,919.2	$251.0	$269.9	$811.9	$586.4
(b)     See Note 3, Acquisitions and Dispositions; Note 8, Debt and Credit Agreements; Note 9, Leases; Note 10, Employee Benefit Plans; Note 11, Income Taxes; and Note 15, Financial Instruments, in Part II, Item 8, "Financial Statements and Supplementary Data," for additional information on short-term borrowings and long-term debt (including finance leases); operating leases; employee benefit plans; income taxes; interest rate swaps and foreign currency exchange forward contracts, respectively.
(c)     The total projected interest payments on long-term debt are based upon borrowings, interest rates and foreign currency exchange rates at
    December 31, 2020, including interest rate swaps currently in effect. The interest rates on variable-rate debt and the foreign currency exchange rates are subject to changes beyond the Company's control and may result in actual interest expense and payments differing from the amounts projected above.
(d)     Purchase obligations represent legally binding obligations to purchase property, plant and equipment, inventory and other commitments made in the normal course of business to meet operations requirements.
(e)     Amounts represent expected employer contributions to defined benefit pension plans for the next year.

(f)     Amounts represent the fair value of the foreign currency exchange contracts outstanding at December 31, 2020. Due to the nature of these contracts, based on fair values at December 31, 2020 there will be a net cash payable of $1.4 million comprised of cash receipts of $460.5 million and cash payments of $461.9 million. The foreign currency exchange contracts are recorded on the Consolidated Balance Sheets at fair value.
(g)     The Company acquired Clean Earth on June 28, 2019 and included in the liabilities acquired was a contingent consideration liability resulting from a prior Clean Earth acquisition. Also included is a liability payable to Compass Diversified Holdings related to reimbursements related to future utilization of net operating losses by the Company.
(h)     At December 31, 2020, in addition to the above contractual obligations, the Company had $4.3 million of potential long-term tax liabilities, including interest and penalties, related to uncertain tax positions. Because of the high degree of uncertainty regarding the future cash flows associated with these potential long-term tax liabilities, the Company is unable to estimate the years in which settlement will occur with the respective taxing authorities.

Off-Balance Sheet Arrangements
The following table summarizes the Company's contingent commercial commitments at December 31, 2020. These amounts are not included on the Consolidated Balance Sheets since there are no current circumstances known to management indicating that the Company will be required to make payments on these contingent commercial commitments.
Commercial Commitments at December 31, 2020

		Amount of Commercial Commitment Expiration Per Period
(In millions)	Total	Less than 1 Year	1-3 Years	3-5 Years	Over 5 Years	Indefinite Expiration
Performance bonds	$242.6	$211.4	$27.0	$—	$—	$4.2
Standby letters of credit	64.5	36.8	20.4	1.9	5.4	—
Guarantees	103.5	0.7	1.3	4.6	78.9	18.0
Total commercial commitments	$410.6	$248.9	$48.7	$6.5	$84.3	$22.2
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

Summary of Senior Secured Credit Facilities and Notes: (In millions)	December 31 2020	December 31 2019
By type:
Revolving Credit Facility	$281.0	$67.0
Original Term Loan	218.2	218.2
New Term Loan	280.0	—
5.75% Notes	500.0	500.0
Total	$1,279.2	$785.2
By classification:
Current	$10.5	$—
Long-term	1,268.7	785.2
Total	$1,279.2	$785.2

	December 31, 2020
(In thousands)	Facility Limit	Outstanding Balance	Outstanding Letters of Credit	Available Credit
Revolving Credit Facility (a U.S.-based program)	$700,000	$281,000	$25,352	$393,648

In March 2020 the Company raised $280 million pursuant to the New Term Loan as a new tranche under the existing Senior Secured Credit Facilities. The New Term Loan was fully drawn on April 6, 2020 to partially fund the acquisition of ESOL. See Note 3, Acquisition and Dispositions, for additional information related to the ESOL acquisition. Borrowings under the New Term Loan bear interest at a rate per annum ranging from 150 to 250 basis points over adjusted LIBOR as defined in the Credit Agreement. The New Term Loan will mature on June 28, 2024. The Company capitalized $1.9 million of fees related to the issuance of the New Term Loan.

In both March 2020 and June 2020, the Company amended the Senior Secured Credit Facilities to increase the net debt to consolidated adjusted EBITDA ratio covenant as defined in the Credit Agreement. As a result of these amendments, the net debt to consolidated adjusted EBITDA ratio covenant has been increased to 5.75 through March 2021 and then decreases quarterly until reaching 4.75 in December 2021. There is no change to the previously agreed interest rates as long as the Company's total leverage ratio, as defined in the Credit Agreement, does not equal or exceed 4.50, at which time it would increase by 25 basis points for the New Term Loan and the Revolving Credit Facility. At December 31, 2020, the Company was in compliance with these and all other covenants. During 2020, the Company recognized $1.9 million of fees and expenses related to the amended Senior Secured Credit Facilities in the caption Unused debt commitment and amendment fees on the Consolidated Statements of Operations.

In July 2019, the Company made a prepayment of $320.9 million on the Original Term Loan, using proceeds from the sale of AXC. The remainder of the proceeds from the sale were used to pay down the Revolving Credit Facility. As a result of this prepayment, the Company expensed $5.3 million of previously recorded deferred financing costs on the Consolidated Statement of Operations as discontinued operations in 2019. The prepayment satisfied all future quarterly principal payment requirements under the Original Term Loan; the remaining principal is due at maturity.

During June 2019, the Company completed a private placement of $500.0 million principal amount of Notes. The Notes bear interest at a fixed rate of 5.75%, which is payable on January 31 and July 31 of each year, beginning on January 31, 2020. The Notes are fully and unconditionally guaranteed, jointly and severally, by all of the wholly owned domestic subsidiaries of the Company that guarantee the Senior Secured Credit Facilities. The indenture governing the Notes contains provisions that (i) allow the Company to redeem some or all of the Notes prior to maturity; (ii) require the Company to offer to repurchase all of the Notes upon a change in control; and (iii) require adherence to certain covenants which are generally less restrictive than those included in the Company's Credit Agreement. The Notes were used, together with borrowings under the Company's Revolving Credit Facility, to fund the acquisition of Clean Earth in 2019. See Note 3, Acquisitions and Dispositions, for additional information. The Company capitalized $9.0 million of fees related to the issuance of the Notes.

In June 2019, the Company amended the Credit Agreement to, among other things, increase the borrowing capacity of the Revolving Credit Facility by $200 million to a total of $700 million and extend the maturity date of the Revolving Credit Facility until June 2024. Total expenses of $1.0 million were recognized in 2019 related to the amended Credit Agreement in the caption Unused debt commitment and amendment fees on the Consolidated Statements of Operations.

The Company capitalized $11.6 million of fees related to the issuance of the Notes and the amendment of the Revolving Credit Facility.

In addition, during 2019, the Company recognized $6.7 million of expenses for fees and other costs related to bridge financing commitments that the Company arranged in the event that the Notes were not issued prior to the acquisition of Clean Earth. Because the Notes were issued prior to completion of the Clean Earth acquisition, the bridge financing commitments were not utilized.
In 2018 the Company announced that the Board authorized a share repurchase program pursuant to which the Company could repurchase shares in an amount up to $75 million. The extent to which the Company repurchases shares, and the timing of such repurchases, will depend upon a variety of factors including market conditions and other corporate considerations as determined by the Company’s management. The repurchase program may be suspended or discontinued at any time. No purchases of shares were made by the Company during 2020. During 2019, the Company purchased 1.8 million shares of common stock under this program at an average price of $18.02 per share or a total of approximately $32 million. During 2018, the Company purchased 1.3 million shares of common stock under this program at an average price of $22.72 per share or a total of approximately $30 million.

Certainty of Cash Flows
The majority of the Company's cash flows provided by operations has historically been generated in the second half of the year.  The certainty of the Company's future cash flows is underpinned by the long-term nature of the Company's metals services contracts, the recurring nature of revenues within the Clean Earth segment, the order backlog for the Company's railway track maintenance services and equipment and overall discretionary cash flows (operating cash flows plus cash from asset sales in excess of the amounts necessary for capital expenditures to maintain current revenue levels) generated by the Company. Historically, the Company has utilized these discretionary cash flows for growth-related capital expenditures, strategic acquisitions, and debt repayment.
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
Debt Covenants
The Senior Secured Credit Facility contains a consolidated net debt to consolidated adjusted EBITDA ratio covenant, which is not to exceed 5.75 through March 2021 and then decreasing quarterly until reaching 4.75 in December 2021 and 4.00 in March 2022, and a minimum consolidated adjusted EBITDA to consolidated interest charges ratio covenant, which is not to be less than 3.0. At December 31, 2020, the Company was in compliance with these covenants as the net leverage ratio was 4.6 to 1.0 and interest coverage ratio was 4.5 to 1.0. Based on balances and covenants in effect at December 31, 2020, the Company could increase net debt by $301.7 million and still be in compliance with these debt covenants.  Alternatively, adjusted EBITDA could decrease by $52.5 million, and the Company would remain in compliance with these covenants. The Company has estimated the negative impact of COVID-19 on its financial position, results of operations and cash flows, and believes it will continue to maintain compliance with these covenants. However, due to the inherent uncertainty of COVID-19 on the Company’s businesses, the Company’s estimates of compliance with these covenants could change in the future.

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

At December 31, 2020, the Company's consolidated cash and cash equivalents included $74.9 million held by non-U.S. subsidiaries. At December 31, 2020, approximately 4% of the Company's consolidated cash and cash equivalents had regulatory restrictions that would preclude the transfer of funds with and among subsidiaries. Non-U.S. subsidiaries also held $21.6 million of cash and cash equivalents in consolidated strategic ventures. The strategic venture agreements may require strategic venture partner approval to transfer funds with and among subsidiaries. While the Company's remaining non-U.S. cash and cash equivalents can be transferred with and among subsidiaries, the majority of these non-U.S. cash balances will be used to support the ongoing working capital needs and continued growth of the Company's non-U.S. operations.

Application of Critical Accounting Policies
The Company's discussion and analysis of its financial condition and results of operations are based upon the consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, the Company evaluates the estimates, including those related to defined benefit pension benefits, notes and accounts receivable, fair value estimates for business combinations and goodwill, long-lived asset impairment, inventories, revenue recognition - cost-to-cost method, insurance reserves and income taxes. The impact of changes in these estimates, as necessary, is reflected in the respective segment's results of operations in the period of the change. The Company bases estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different outcomes, assumptions or conditions.
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
The discount rates used in calculating the Company's projected benefit obligations at the December 31, 2020 measurement date for the U.K. and U.S. defined benefit pension plans were 1.4% and 2.4%, respectively, and the global weighted-average discount rate was 1.6%. The discount rates selected represent level-equivalent rates using the yield curve spot rates on a year-by-year expected cash flow basis, using yield curves of high-quality corporate bonds. Annual NPPC is determined using the discount rates at the beginning of the year. The discount rates for 2020 expense were 2.1% for the U.K. plan, 3.2% for the U.S. plans and 2.4% for the global weighted-average of plans.
The expected long-term rate of return on plan assets is determined by evaluating the asset return expectations with the Company's advisors as well as actual, long-term, historical results of asset returns for the pension plans. Generally, the NPPC increases as the expected long-term rate of return on assets decreases. For 2021 and 2020, the global weighted-average expected long-term rate of return on asset assumption is 5.1% and 5.6%, respectively. This rate was determined based on a model of expected asset returns for an actively managed portfolio.
Changes in NPPC may occur in the future due to changes in actuarial assumptions and due to changes in returns on plan assets resulting from financial market conditions. Holding all other assumptions constant, using December 31, 2020 plan data, a one-quarter percent increase or decrease in the discount rate and the expected long-term rate of return on plan assets would increase or decrease annual 2021 pre-tax defined benefit NPPC as follows:

	U.S. Plans	U.K. Plan
Discount rate
One-quarter percent increase	Increase of $0.1 million	Decrease of $0.1 million
One-quarter percent decrease	Decrease of $0.1 million	Increase of $0.2 million
Expected long-term rate of return on plan assets
One-quarter percent increase	Decrease of $0.5 million	Increase of $2.3 million
One-quarter percent decrease	Increase of $0.5 million	Decrease of $2.3 million
Increases or decreases to net pension obligations may be required should circumstances that affect these estimates change. Additionally, certain events could result in the pension obligation changing at a time other than the annual measurement date. This would occur when a benefit plan is amended or when plan curtailments or settlements occur.
See Note 10, Employee Benefit Plans, in Part II, Item 8, "Financial Statements and Supplementary Data," for additional information.

Notes and Accounts Receivable
Accounts receivable are stated at net realizable value, which represents the face value of the receivable less an allowance for expected credit losses. The allowance for expected credit losses is maintained for expected lifetime losses resulting from the inability or unwillingness of customers to make required payments.

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
Prior to the adoption of the expected credit loss allowance methodology on January 1, 2020, the Company established an allowance for doubtful accounts based upon a specific-identification method, as well as historical collection experience, as appropriate. At December 31, 2020 and 2019, trade accounts receivable of $407.4 million and $310.0 million, respectively, were net of reserves of $7.5 million and $13.5 million, respectively.

Critical Estimate—Notes and Accounts Receivable
A considerable amount of judgment is required to assess the realizability of receivables, including the current creditworthiness of each customer, related aging of past due balances and the facts and circumstances surrounding any non-payment. The Company's provisions for expected credit losses and doubtful accounts during 2020, 2019 and 2018 were $2.0 million, $7.5 million and $0.4 million, respectively.
On at least a quarterly basis, customer accounts are analyzed for collectability. Reserves are established based upon the expected credit loss allowance methodology noted above. Reserves are based on the facts available to the Company and are re-evaluated and adjusted as additional information becomes available. Specific issues are discussed with corporate management and any significant changes in reserve amounts or the write-off of balances must be approved by specifically designated corporate personnel. All approved items are monitored to ensure they are recorded in the proper period. Additionally, any significant changes in reserve balances are reviewed to ensure the proper corporate approval has occurred.
If the financial condition of the Company's customers were to deteriorate, resulting in their inability to make payments, additional allowances may be required. Conversely, an improvement in a customer's ability to make payments could result in a decrease of the allowance for doubtful accounts. Changes in the allowance for doubtful accounts related to both of these situations would be recorded through Operating income from continuing operations in the period the change was determined. The increase in the provision for doubtful accounts in 2019 primarily resulted from a provision for doubtful accounts in the Harsco Environmental Segment related to a customer in the U.K. entering administration which was subsequently written off in 2020.
See Note 4, Accounts Receivable and Note Receivable, in Part II, Item 8, "Financial Statements and Supplementary Data," for additional information.
Fair Value Estimates for Business Combinations and Goodwill
The Company accounts for business combinations using the acquisition method of accounting, which requires that once control is obtained, all assets acquired and liabilities assumed, including amounts attributable to noncontrolling interests, be recorded at their respective fair values at the date of acquisition. During 2020, the Company acquired 100% of ESOL, an established waste transportation, processing and services provider with a comprehensive portfolio of disposal solutions for customers primarily across the industrial, retail and healthcare markets. During 2019, the Company acquired 100% of the outstanding stock of Clean Earth, one of the largest U.S. providers of specialty waste processing and beneficial reuse solutions for hazardous wastes, contaminated materials and dredged volumes. See Note 3, Acquisitions and Dispositions, in Part II, Item 8, “Financial Statements and Supplementary Data,” for additional information.
The Company's goodwill balances were $902.1 million and $738.4 million at December 31, 2020 and 2019, respectively. The Company performs its annual goodwill impairment test as of October 1. Almost all of the Company's goodwill is allocated to the Harsco Environmental Segment and the Harsco Clean Earth Segment.
Critical Estimate—Business Combinations and Goodwill
The acquisition method of accounting requires the excess of purchase price over the fair values of identifiable assets and liabilities to be recorded as goodwill. The determination of fair value of assets acquired and liabilities assumed requires numerous estimates and assumptions with respect to the timing and amounts of cash flow projections, revenue growth rates, customer attrition rates, discount rates and useful lives. Such estimates are based upon assumptions believed to be reasonable and, when appropriate, include assistance from independent third-party valuation firms. During the measurement period, which is up to one year from the acquisition date, the Company may record adjustments to the assets acquired and liabilities assumed, with corresponding offsets to goodwill. See Note 3, Acquisitions and Dispositions, in Part II, Item 8, “Financial Statements and Supplementary Data,” for additional information regarding the purchase price allocation related to acquisitions.
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
In applying the goodwill impairment test, the Company has the option to perform a qualitative test or a quantitative test. Under the qualitative test, the Company assesses qualitative factors to determine whether it is more likely than not that the fair value of the reporting units is less than its carrying value. Qualitative factors may include, but are not limited to, economic conditions, industry and market considerations, cost factors, overall financial performance of the reporting unit, and other entity and reporting unit specific events. If after assessing these qualitative factors, the Company determines it is “more-likely-than-not” that the fair value of the reporting unit is less than the carrying value, the Company would perform a quantitative test.
The quantitative approach of testing for goodwill impairment involves comparing the current fair value of each reporting unit to the net book value, including goodwill. The Company uses a discounted cash flow model (“DCF model”) to estimate the current fair value of reporting units, as management believes forecasted operating cash flows are the best indicator of current fair value. A number of significant assumptions and estimates are involved in the preparation of DCF models including future revenues and operating margin growth, the weighted-average cost of capital (“WACC”), tax rates, capital spending, pension funding, the impact of business initiatives and working capital projections. These assumptions and estimates may vary significantly among reporting units. DCF models are based on approved long-range plans for the early years and historical relationships and projections for later years. WACC rates are derived from internal and external factors including, but not limited to, the average market price of the Company's stock, shares outstanding, book value of the Company's debt, the long-term risk-free interest rate, and both market and size-specific risk premiums. Due to the many variables noted above and the relative size of the Company's goodwill, differences in assumptions may have a material impact on the results of the Company's annual goodwill impairment testing. If the net book value of a reporting unit were to exceed the current fair value, then an impairment charge would be recognized as the difference between the fair value and the net book value.
The performance of the Company’s 2020 annual impairment tests did not result in any impairment of the Company’s goodwill.
See Note 1, Summary of Significant Accounting Policies and Note 7, Goodwill and Other Intangible Assets, in Part II, Item 8, “Financial Statements and Supplementary Data,” for additional information.

Long-lived Asset Impairment (Other than Goodwill)
Long-lived assets (or asset groups) are reviewed for impairment when events and circumstances indicate that the book value of an asset (or asset group) may be impaired. The amounts charged against pre-tax income from continuing operations related to impaired long-lived assets (or asset groups) included in Other (income) expenses, net on the Consolidated Statements of Operations were $0.8 million, $0.8 million and $0.1 million in 2020, 2019 and 2018, respectively.

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
Because of the lower-than-expected results for the Altek Group of the Harsco Environmental Segment for 2020, the Company tested Altek’s asset groups' recoverability in the fourth quarter of 2020. The asset group primarily consists of intangible assets which had a carrying value of $42.6 million at the measurement date. Recoverability of the carrying value of the asset groups was based upon estimated future cash flows while taking into consideration various assumptions and estimates, including future use of the assets, remaining useful life of the assets, and eventual disposition of the assets. Undiscounted estimated cash flows of the Altek asset group exceeded the carrying value, therefore, no impairment was recorded. If actual results prove inconsistent with the Company’s assumptions and judgments, it could result in impairment of the Altek intangible assets in future periods.
In the third quarter of 2020, a customer of the Harsco Environmental Segment in China ceased steel making operations at its steel mill site in order to relocate the operations to a new site, as a result of a government mandate to improve environmental conditions of the area. The Company will continue to provide services to the same customer at the new site. The net book value of the idled equipment associated with the previous location is approximately $19 million. The customer has entered into an agreement with the government where it will receive compensation for the losses the customer has incurred as a result of the forced shutdown. The Company has continued discussions with the customer regarding compensation, which are expected to be protracted. While the customer has initially indicated that they will not provide us compensation, we disagree with their interpretation and are evaluating our legal position in response. In addition, there may be other avenues of pursuing recovery, including seeking relief directly from the local government. At this point, considering the ongoing discussions with the customer, and other avenues, we believe we will recover the book value of the equipment thus do not believe we have an asset impairment as of December 31, 2020. However, the Company will continue to evaluate changes in facts and circumstances and record any impairment charge when and if indicated.
See Note 18, Other (Income) Expenses, Net in Part II, Item 8, "Financial Statements and Supplementary Data," for additional information.
Inventories
Inventory balances are adjusted for estimated obsolete or unmarketable inventory equal to the difference between the cost of inventory and its net realizable value or estimated market value, as applicable. At December 31, 2020 and 2019, inventories of $173.0 million and $157.0 million, respectively, are net of reserves of $15.1 million and $12.5 million, respectively.

Critical Estimate—Inventories
In assessing the realization of inventory balances, the Company is required to make judgments as to future demand and compare these with current or committed inventory levels. If actual market conditions are determined to be less favorable than those projected by management, additional inventory write-downs may be required and would be recorded through Operating income from continuing operations in the period the determination is made. Additionally, the Company records reserves to adjust a substantial portion of its U.S. inventory balances to the LIFO method of inventory valuation. In adjusting these reserves throughout the year, the Company estimates its year-end inventory costs and quantities. At December 31 of each year, the reserves are adjusted to reflect actual year-end inventory costs and quantities. During periods of inflation, LIFO expense usually increases and during periods of deflation it decreases. These year-end adjustments resulted in pre-tax income of $0.6 million in 2020, pre-tax income of $1.6 million in 2019 and pre-tax expense of $0.6 million in 2018.
The Company has not materially changed its methodology for calculating inventory reserves for the years presented. See Note 5, Inventories, in Part II, Item 8, "Financial Statements and Supplementary Data," for additional information.
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
Critical Estimate-Revenue Recognition - Cost-to-Cost Method
The Company uses the cost-to-cost method to measure progress because it is the measure that best depicts the transfer of control to the customer, which occurs as the Company incurs costs under the contracts. Under the cost-to-cost method, the extent of progress towards completion is based on the ratio of costs incurred to total estimated costs at completion which includes both actual costs already incurred and the estimated costs to complete. Accounting for contracts with customers using the cost-to-cost method requires significant judgment relative to assessing risks, estimating contract revenues (including estimates of variable consideration, if applicable, as well as estimating any liquidating damages or penalties related to performance); estimating contract costs (including estimating engineering costs to design the machine and the material, labor and overhead manufacturing costs to build the machine); making assumptions for schedule and technical items; properly executing the engineering and design phases consistent with customer expectations; the availability and costs of labor and material resources; productivity; and evaluating whether a significant financing component is present. Due to the number of years it may take to complete certain contracts and the scope and nature of the work required to be performed on those contracts, primarily in the Harsco Rail Segment, estimating total revenues and costs at completion is inherently complicated and subject to many variables. Accordingly, estimates are subject to change as experience is gained and as more information is obtained, even though the scope of the work under the contract may not have changed. When adjustments in estimated total contract sales or estimated total costs are required, any changes from prior estimates are recognized in current period earnings for the inception-to-date effect of such changes. When estimates of total costs to be incurred on a contract using the cost-to-cost method exceed estimates of total sales to be earned, a provision for the entire loss on the contract is recorded in current period earnings when the loss is determined. Railway track maintenance equipment revenue of approximately $142 million was recognized using the cost-to-cost method method in 2020.

The Company recognized an estimated forward loss provision related to the contracts with the federal railway system of Switzerland. At December 31, 2020 and 2019, the entire remaining estimated forward loss provision of $4.4 million and $6.4 million is included in the caption Other current liabilities on the Consolidated Balance Sheets. The estimated forward loss provision represents the Company's best estimate based on currently available information. It is possible that the Company's overall estimate of costs to complete these contracts may increase, which would result in an additional estimated forward loss provision at such time. As of December 31, 2020, the Company has substantially completed the first SBB contract and the second SBB contract is approximately 70% complete. Based on all information currently available, the Company is unable to estimate any further possible loss or range of loss at this time. The finalization of prototype, as well as the handover and commissioning of vehicles are planned to occur in 2021 and could affect the cost estimates. The Company is currently manufacturing seven multipurpose Stoneblower machines for the U.K.-based customer Network Rail under a long-term contract. Delivery of these machines have been delayed due to several factors, including customer expectations and requirements and COVID-19, and the Company's estimated delivery schedule would trigger liquidated damages. However, based on the nature of these delays and negotiations with the customer, the Company expects that it will get relief from the customer for most of these liquidated damages, and as such the Company's current estimate of contract revenues has not been reduced. However, if the Company is not granted relief, any adjustment to the estimate of these liquidated damages in the future could have a material impact on the Company’s results of operations in that period.

Insurance Reserves
The Company retains a significant portion of the risk for U.S. workers' compensation, U.K. employers' liability, automobile, general and product liability losses. At December 31, 2020 and 2019, the Company recorded liabilities of $28.3 million and $28.7 million, respectively, related to both asserted and unasserted insurance claims. At December 31, 2020 and 2019,
$5.2 million and $3.7 million, respectively, was included in insurance liabilities related to claims covered by insurance carriers for which a corresponding receivable has been recorded.

Critical Estimate—Insurance Reserves
Insurance reserves have been recorded based upon actuarial calculations that reflect the undiscounted estimated liabilities for ultimate losses, including claims incurred but not reported. Inherent in these estimates are assumptions that are based on the Company's history of claims and losses, a detailed analysis of existing claims with respect to potential value and current legal and legislative trends. If actual claims differ from those projected by management, increases or decreases to insurance reserves may be required and would be recorded through Operating income from continuing operations in the period the change was determined. During 2020, 2019 and 2018, the Company recorded insurance reserve adjustments that decreased pre-tax insurance expense from continuing operations for self-insured programs by $2.1 million, $1.5 million and $2.0 million, respectively. The Company has programs in place to improve claims experience, such as disciplined claim and insurance litigation management and a focused approach to workplace safety.
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
Income Taxes
The Company's income tax expense, deferred tax assets and liabilities and reserves for uncertain tax positions reflect management's best estimate of taxes to be paid. The Company is subject to various international, federal, state and local income taxes in jurisdictions where the Company operates. In determining income tax expense, the Company makes its best estimate of the annual effective income tax rate at the end of each quarter and applies that rate to year-to-date income (loss) before income taxes to arrive at the year-to-date income tax provision (exclusive of loss jurisdictions for which no tax benefit is realizable with any discrete tax items recorded separately). At December 31, 2020, 2019 and 2018, the Company's annual effective income tax rate on income from continuing operations was 8.9%, 35.8% and 4.8%, respectively.

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
Valuation allowances of $140.6 million, $127.1 million and $137.5 million at December 31, 2020, 2019 and 2018, respectively, related principally to deferred tax assets for pension liabilities, NOLs, foreign tax credit carryforwards, capital loss carryforwards and foreign currency translation that are uncertain as to realizability. In 2020, the Company recorded a valuation allowance reduction of $15.5 million related to foreign tax credit carryforwards due to statutory limitation expiration. The Company recorded a valuation allowance increase of $13.0 million related to pension liabilities, a net valuation allowance increase of $9.8 million related to losses in certain jurisdictions where the Company determined that it is more likely than not that these assets will not be realized, and a valuation allowance increase of $3.3 million from the effects of foreign currency translation adjustments. In 2019, the Company recorded a valuation allowance reduction of $12.5 million related to capital loss carryforwards, foreign tax credit carryforwards and state NOLs due to the losses and foreign tax credit carryforwards being utilized to reduce the tax liabilities on the capital gain realized as a result of the sale of AXC and PK. In addition, the Company recorded a valuation allowance reduction (and corresponding reduction to deferred tax assets) of $5.6 million due to the merger and liquidation of certain foreign dormant entities resulting in the loss of certain tax attributes, offset by a net increase of $7.9 million related to losses in certain jurisdictions where the Company determined it is more likely than not that these assets will not be realized.
An income tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on its technical merits. The unrecognized tax benefits at December 31, 2020 and 2019 were $2.9 and $3.1 million, respectively, excluding accrued interest and penalties. The unrecognized income tax benefit may decrease as a result of the lapse of statute of limitations or as a result of final settlement and resolution of outstanding tax matters in various state and international jurisdictions.
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

Research and Development

Internal funding for research and development was as follows:

	Research and Development Expenses
(In millions)	2020	2019	2018
Harsco Environmental	$0.5	$0.9	$1.6
Harsco Rail	2.7	3.9	2.3
Total research and development expenses	$3.2	$4.8	$3.9
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

Item 8.    Financial Statements and Supplementary Data.

Management's Report on Internal Control Over Financial Reporting
Management of Harsco Corporation, together with its consolidated subsidiaries (the "Company"), is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Securities Exchange Act Rule 13a-15(f) or 15d-15(f). The Company's internal control over financial reporting is a process designed under the supervision of the Company's principal executive and principal financial officers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's consolidated financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America.
The Company's internal control over financial reporting includes policies and procedures that:
•Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets of the Company;

•Provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and the directors of the Company; and

•Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the Company's consolidated financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.
Management has assessed the effectiveness of its internal control over financial reporting at December 31, 2020 based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management has excluded ESOL, which we acquired in 2020, from the scope of our assessment of internal control over financial reporting as permitted under SEC rules. The total assets and operating revenues of ESOL, excluded from assessment, represent approximately 10% and 20%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2020. Based on this assessment, management has determined that the Company's internal control over financial reporting was effective at December 31, 2020.
The effectiveness of the Company's internal control over financial reporting at December 31, 2020 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing in this Annual Report on Form 10-K, which expresses an unqualified opinion on the effectiveness of the Company's internal control over financial reporting at December 31, 2020.

/s/ F. NICHOLAS GRASBERGER III	/s/ PETER F. MINAN
F. Nicholas Grasberger III Chairman, President and Chief Executive Officer	Peter F. Minan Senior Vice President and Chief Financial Officer
February 25, 2021	February 25, 2021

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Harsco Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Harsco Corporation and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows for each of the three years in the period ended December 31, 2020, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Changes in Accounting Principles
As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019 and revenue recognition in 2018.

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
As described in Management’s Report on Internal Control Over Financial Reporting, management has excluded ESOL from its assessment of internal control over financial reporting as of December 31, 2020, because it was acquired by the Company in a purchase business combination during 2020. We have also excluded ESOL from our audit of internal control over financial reporting. ESOL is a wholly-owned subsidiary whose total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting represent approximately 10% and 20%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2020.

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

Goodwill Impairment Assessments – Environmental and Clean Earth Reporting Units
As described in Notes 1 and 7 to the consolidated financial statements, the Company’s consolidated goodwill balance was $902.1 million as of December 31, 2020, and the goodwill associated with the Environmental and Clean Earth reporting units was $406.4 million and $482.6 million, respectively. The Company performs the annual goodwill impairment test as of October 1, or more frequently if indicators of impairment exist, or if a decision is made to dispose of a business. If after assessing qualitative factors the Company determines it is “more-likely-than-not” that the fair value of a reporting unit is less than the carrying value, the Company compares the current fair value of the reporting unit to the carrying value, including goodwill. The Company uses a discounted cash flow model to estimate the current fair value of reporting units. A number of significant assumptions and estimates are involved in the preparation of the discounted cash flow model, including future revenues, operating margin growth, the weighted-average cost of capital, tax rates, capital spending, pension funding, the impact of business initiatives and working capital projections.
The principal considerations for our determination that performing procedures relating to the goodwill impairment assessments of the Environmental and Clean Earth reporting units is a critical audit matter are the significant judgment by management when developing the fair value measurements of the reporting units; this in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s assumptions related to future revenues, operating margin growth, and the weighted-average costs of capital. In addition, the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessments, including controls over the valuation of the Company’s Environmental and Clean Earth reporting units. These procedures also included, among others (i) testing management’s process for developing the fair value estimates, (ii) evaluating the appropriateness of the discounted cash flow models, (iii) testing the completeness and accuracy of underlying data used in the models, and (iv) evaluating the assumptions used by management related to future revenues, operating margin growth and the weighted-average costs of capital. Evaluating management’s assumptions related to future revenues and operating margin growth involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the reporting units, (ii) the consistency with external market and industry data, and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit.

Professionals with specialized skill and knowledge were used to assist in the evaluation of the Company’s discounted cash flow models and the weighted-average costs of capital assumptions.

Revenue Recognition using the Cost-to-Cost Method - Harsco Rail Segment
As described in Notes 1 and 17 to the consolidated financial statements, the Company’s total railway track maintenance and equipment sales revenue was $184.1 million, which included $142.0 million related to revenue recognized over time using the cost-to-cost method. The Company uses the cost-to-cost method to measure progress because management believes it is the measure that best depicts the transfer of control to the customer, which occurs as costs are incurred under the contracts. Accounting for contracts with customers using the cost-to-cost method requires significant judgment relative to assessing risks, estimating contract revenues (including estimates of variable consideration, if applicable as well as estimating any liquidating damages or penalties related to performance), estimating contract costs (including engineering costs to design the machine and material, labor, and overhead manufacturing costs to build the machine); making assumptions for schedule and technical items, properly executing the engineering and design phases consistent with customer expectations, the availability and costs of labor and material resources; productivity; and evaluating whether a significant financing component is present.
The principal considerations for our determination that performing procedures relating to revenue recognition using the cost-to-cost method in the Harsco Rail segment is a critical audit matter are the significant judgment by management when developing the estimated variable consideration and the costs to complete contracts; this in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating management’s assumptions related to liquidating damages, the engineering costs to design the machine and the material, labor, and overhead manufacturing costs to build the machine.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process, including controls over the determination of estimated contract revenues and costs. The procedures also included, among others, evaluating and testing management’s process for developing the estimated variable consideration and costs at completion for certain open contracts, which included evaluating the reasonableness of assumptions used by management related to liquidating damages, the engineering costs to design the machine and the material, labor, and overhead manufacturing costs to build the machine. Evaluating the reasonableness of the assumptions involved assessing management’s ability to reasonably estimate variable consideration and costs to complete contracts by testing management’s process for evaluating the Company’s ability to properly develop the estimated variable consideration, including assessing the likelihood and amount of relief that will be negotiated with the customer, and costs to complete a contract, including comparing the actual cost of completed contracts to the estimated cost at completion for similar contracts, using actual costs to date to assess the reasonableness of the estimate of the remaining costs to complete the contract, and physically observing the progress of open contracts.

ESOL Acquisition - Fair Value of Intangible Assets
As described in Notes 1 and 3 to the consolidated financial statements, the Company completed the acquisition of ESOL for $429.0 million of cash consideration in 2020, which resulted in $161.0 million of identifiable intangible assets being recorded. The determination of fair value of assets acquired and liabilities assumed requires numerous estimates and assumptions with respect to the timing and amounts of cash flow projections, revenue growth rates, customer attrition rates, discount rates, and useful lives.
The principal considerations for our determination that performing procedures relating to the ESOL acquisition - fair value of intangible assets is a critical audit matter are the significant judgment by management when developing the estimate; this in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating management’s assumptions relating to the timing and amounts of cash flow projections, revenue growth rates, customer attrition rates, discount rates, and useful lives. In addition, the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the acquisition accounting, including controls over management’s valuation of the intangible assets and controls over development of the timing and amounts of cash flow projections, revenue growth rates, customer attrition rates, discount rates, and useful lives utilized in the valuation of the intangible assets. These procedures also included, among others (i) reading the purchase agreement and (ii) testing management’s process for estimating the fair value of intangible assets. Testing management’s process included evaluating the appropriateness of the valuation method, testing the completeness and accuracy of data provided by management, and evaluating the reasonableness of assumptions related to the timing and amounts of cash flow projections, revenue growth rates, customer attrition rates, discount rates, and useful lives. Evaluating the reasonableness of the timing and amounts of cash flow projections, revenue growth rates, customer attrition rates, and useful lives involved considering the past performance of the acquired business, as well as economic and industry forecasts. Professionals with specialized skill and knowledge were used to assist in the evaluation of the Company’s valuation methods and the discount rate assumptions.
/s/ PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
February 25, 2021
We have served as the Company’s auditor since at least 1933. We have not been able to determine the specific year we began serving as auditor of the Company.

HARSCO CORPORATION
CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)	December 31 2020	December 31 2019
ASSETS
Current assets:
Cash and cash equivalents	$76,454	$57,259
Restricted cash	3,215	2,473
Trade accounts receivable, net	407,390	309,990
Other receivables	34,253	21,265
Inventories	173,013	156,991
Current portion of contract assets	54,754	31,166
Prepaid expenses	56,099	42,355
Current portion of assets held-for-sale	—	22,093
Other current assets	10,645	9,220
Total current assets	815,823	652,812
Property, plant and equipment, net	668,209	561,786
Right-of-use assets, net	96,849	52,065
Goodwill	902,074	738,369
Intangible assets, net	438,565	299,082
Deferred income tax assets	15,274	14,288
Assets held-for-sale	—	32,029
Other assets	56,493	17,036
Total assets	$2,993,287	$2,367,467
LIABILITIES
Current liabilities:
Short-term borrowings	$7,450	$3,647
Current maturities of long-term debt	13,576	2,666
Accounts payable	218,039	176,755
Accrued compensation	45,885	37,992
Income taxes payable	3,499	18,692
Insurance liabilities	13,173	10,140
Current portion of advances on contracts	39,917	53,906
Current portion of operating lease liabilities	24,862	12,544
Current portion of liabilities of assets held-for-sale	—	11,344
Other current liabilities	171,554	137,208
Total current liabilities	537,955	464,894
Long-term debt	1,271,189	775,498
Insurance liabilities	15,083	18,515
Retirement plan liabilities	231,335	189,954
Advances on contracts	45,017	6,408
Operating lease liabilities	69,860	36,974
Liabilities of assets held-for-sale	—	12,152
Environmental liabilities	29,424	5,600
Deferred tax liabilities	40,653	24,242
Other liabilities	39,372	43,571
Total liabilities	2,279,888	1,577,808
COMMITMENTS AND CONTINGENCIES
HARSCO CORPORATION STOCKHOLDERS' EQUITY
Common stock, par value $1.25 (issued 115,430,042 and 114,720,347 shares at December 31, 2020 and 2019, respectively)	144,288	143,400
Additional paid-in capital	204,078	200,595
Accumulated other comprehensive loss	(645,741)	(587,622)
Retained earnings	1,797,759	1,824,100
Treasury stock, at cost (36,505,672 and 36,205,589 shares at December 31, 2020 and 2019, respectively)	(843,230)	(838,893)
Total Harsco Corporation stockholders' equity	657,154	741,580
Noncontrolling interests	56,245	48,079
Total equity	713,399	789,659
Total liabilities and equity	$2,993,287	$2,367,467
See accompanying notes to consolidated financial statements.

HARSCO CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended December 31
(In thousands, except per share amounts)	2020	2019		2018
Revenues from continuing operations:
Service revenues	$1,432,290	$1,088,627		$958,667
Product revenues	431,574	415,115		389,005
Total revenues	1,863,864	1,503,742		1,347,672
Costs and expenses from continuing operations:
Cost of services sold	1,163,783	843,926		747,899
Cost of products sold	337,028	300,364		264,641
Selling, general and administrative expenses	327,932	252,970		202,713
Research and development expenses	3,246	4,824		3,925
Other (income) expenses, net	10,794	(2,621)		(2,201)
Total costs and expenses	1,842,783	1,399,463		1,216,977
Operating income from continuing operations	21,081	104,279		130,695
Interest income	2,174	1,975		2,155
Interest expense	(59,689)	(36,586)		(21,531)
Unused debt commitment and amendment fees	(1,920)	(7,704)		(1,127)
Defined benefit pension income (expense)	7,229	(5,493)		3,457
Income (loss) from continuing operations before income taxes and equity income	(31,125)	56,471		113,649
Income tax benefit (expense) from continuing operations	2,779	(20,214)		(5,499)
Equity in income of unconsolidated entities, net	186	273		384
Income (loss) from continuing operations	(28,160)	36,530		108,534
Discontinued operations:
Gain on sale of discontinued businesses	18,281	569,135		—
Income (loss) from discontinued businesses	(2,745)	27,531		43,942
Income tax expense from discontinued businesses	(9,351)	(120,978)		(7,463)
Income from discontinued operations, net of tax	6,185	475,688		36,479
Net income (loss)	(21,975)	512,218		145,013
Less: Net income attributable to noncontrolling interests	(4,366)	(8,299)		(7,956)
Net income (loss) attributable to Harsco Corporation	$(26,341)	$503,919		$137,057
Amounts attributable to Harsco Corporation common stockholders:
Income (loss) from continuing operations, net of tax	$(32,526)	$28,231		$100,578
Income from discontinued operations, net of tax	6,185	475,688		36,479
Net income (loss) attributable to Harsco Corporation common stockholders	$(26,341)	$503,919		$137,057

Weighted average shares of common stock outstanding	78,939	79,632		80,716
Basic earnings (loss) per share attributable to Harsco Corporation common stockholders:
Continuing operations	$(0.41)	$0.35		$1.25
Discontinued operations	0.08	5.97		0.45
Basic earnings (loss) per share attributable to Harsco Corporation common stockholders	$(0.33)	$6.33	(a)	$1.70

Diluted weighted average shares of common stock outstanding	78,939	81,375		83,595
Diluted earnings (loss) per share attributable to Harsco Corporation common stockholders:
Continuing operations	$(0.41)	$0.35		$1.20
Discontinued operations	0.08	5.85		0.44
Diluted earnings (loss) per share attributable to Harsco Corporation common stockholders	$(0.33)	$6.19	(a)	$1.64
(a)     Does not total due to rounding.
See accompanying notes to consolidated financial statements.

HARSCO CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Years ended December 31
(In thousands)	2020	2019	2018
Net income (loss)	$(21,975)	$512,218	$145,013
Other comprehensive income (loss):
Foreign currency translation adjustments, net of deferred income taxes of $1,284, $2,507 and $(2,167) in 2020, 2019 and 2018, respectively	20,760	15,498	(50,743)
Net gain (loss) on cash flow hedging instruments, net of deferred income taxes of $79, $1,438 and $(1,130) in 2020, 2019 and 2018, respectively	(2,123)	(5,106)	2,101
Pension liability adjustments, net of deferred income taxes of $384, $(3,244) and $854 in 2020, 2019 and 2018, respectively	(73,938)	(10,478)	27,185
Unrealized gain (loss) on marketable securities, net of deferred income taxes of $2, $(11) and $16 in 2020, 2019 and 2018, respectively	(6)	28	(48)
Total other comprehensive loss	(55,307)	(58)	(21,505)
Total comprehensive income (loss)	(77,282)	512,160	123,508
Less: Comprehensive income attributable to noncontrolling interests	(7,178)	(7,327)	(5,454)
Comprehensive income (loss) attributable to Harsco Corporation	$(84,460)	$504,833	$118,054
See accompanying notes to consolidated financial statements.

HARSCO CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31
(In thousands)	2020	2019	2018
Cash flows from operating activities:
Net income (loss)	$(21,975)	$512,218	$145,013
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation	125,765	119,803	122,135
Amortization	33,937	18,592	10,650
Loss on early extinguishment of debt	—	5,314	—
Deferred income tax expense (benefit)	1,115	6,815	(6,522)
Equity income of unconsolidated entities, net	(186)	(273)	(384)
Dividends from unconsolidated entities	216	125	88
Gain on Sale from discontinued business	(18,281)	(569,135)	—
Other, net	310	1,764	2,666
Changes in assets and liabilities, net of acquisitions and dispositions of businesses:
Accounts receivable	34,221	(3,464)	(16,881)
Income tax refunds receivable from acquisition, reimbursable to seller	(11,032)	—	—
Insurance receivable	—	195,000	—
Inventories	(12,281)	(42,484)	(14,706)
Contract assets	(28,376)	(21,795)	(3,312)
Right-of-use-assets	25,400	15,164	—
Accounts payable	(14,452)	13,407	18,347
Accrued interest payable	(2,422)	14,723	(154)
Accrued compensation	2,921	(15,759)	(1,127)
Advances on contracts and other customer advances	10,492	(4,172)	3,057
Operating lease liabilities	(24,785)	(14,740)	—
Insurance liability	—	(195,000)	—
Income taxes payable - gain on sale of discontinued businesses	(12,373)	12,373	—
Retirement plan liabilities, net	(33,257)	(24,022)	(33,321)
Other assets and liabilities	(1,139)	(24,617)	(33,527)
Net cash provided (used) by operating activities	53,818	(163)	192,022
Cash flows from investing activities:
Purchases of property, plant and equipment	(120,224)	(184,973)	(132,168)
Proceeds from sale of businesses	37,219	658,414	—
Purchase of businesses, net of cash acquired*	(432,855)	(623,495)	(56,389)
Proceeds from sales of assets	6,204	17,022	11,887
Expenditures for intangible assets	(317)	(1,311)	—
Purchase of equity method investment	—	(2,364)	—
Payments for interest rate swap terminations	—	(2,758)	—
Net proceeds (payments) from settlement of foreign currency forward exchange contracts	(10,519)	7,273	15,527
Other investing activities, net	(152)	—	—
Net cash used by investing activities	(520,644)	(132,192)	(161,143)
Cash flows from financing activities:
Short-term borrowings, net	1,612	(5,398)	1,932
Current maturities and long-term debt:
Additions	638,717	848,314	128,858
Reductions	(139,887)	(661,620)	(116,988)
Dividends paid to noncontrolling interests	(2,978)	(4,712)	(5,480)
Sale (purchase) of noncontrolling interests	(561)	4,026	477
Stock-based compensation - Employee taxes paid	(4,303)	(11,234)	(3,730)
Common stock acquired for treasury	—	(31,838)	(30,011)
Payment of contingent consideration	(2,342)	—	—
Deferred financing costs	(1,928)	(11,272)	(596)
Other financing activities, net	(1,372)	(532)	—
Net cash provided (used) by financing activities	486,958	125,734	(25,538)
Effect of exchange rate changes on cash, including restricted cash	(195)	(793)	(4,404)

HARSCO CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Years ended December 31
(In thousands)	2020	2019	2018
Net increase (decrease) in cash and cash equivalents, including restricted cash	19,937	(7,414)	937
Cash and cash equivalents, including restricted cash, at beginning of period	59,732	67,146	66,209
Cash and cash equivalents, including restricted cash, at end of period	$79,669	$59,732	$67,146

Supplementary cash flow information:
Change in accrual for purchases of property, plant and equipment included in accounts payable	$3,559	$5,164	$7,567

*Purchase of businesses, net of cash acquired
Working capital	$(33,387)	$(26,663)	$1,295
Property, plant and equipment	(102,258)	(77,295)	(3,327)
Goodwill	(153,562)	(330,230)	(22,518)
Long-term debt acquired	—	605	335
Other noncurrent assets and liabilities, net	(143,648)	(189,912)	(32,174)
Net cash used to acquire businesses	$(432,855)	$(623,495)	$(56,389)
See accompanying notes to consolidated financial statements.

HARSCO CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In thousands, except share and per share amounts)	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
	Issued	Treasury					Total
Balances, January 1, 2018	$141,110	$(762,079)	$180,201	$1,157,801	$(546,582)	$44,714	$215,165
Adoption of new accounting standard				3,894	(1,520)		2,374
Net income				137,057		7,956	145,013
Cash dividends declared:
Noncontrolling interests						(5,534)	(5,534)
Total other comprehensive income, net of deferred income taxes of $(2,427)					(19,005)	(2,500)	(21,505)
Purchase of subsidiary shares from noncontrolling interest			—			477	477
Stock appreciation rights exercised, net 28,109 shares	50	(282)	(50)				(282)
Vesting of restricted stock units and other stock grants, net 384,134 shares	682	(3,449)	(682)				(3,449)
Treasury shares repurchased, 1,321,072 shares		(30,011)					(30,011)
Amortization of unearned stock-based, compensation, net of forfeitures			11,128				11,128
Balances, December 31, 2018	141,842	(795,821)	190,597	1,298,752	(567,107)	45,113	313,376
Adoption of new accounting standard				21,429	(21,429)		—
Net income				503,919		8,299	512,218
Cash dividends declared:
Noncontrolling interests						(4,693)	(4,693)
Total other comprehensive loss, net of deferred income taxes of $690					914	(972)	(58)
Sale of investment in consolidated subsidiary						4,026	4,026
Strategic venture exit						(3,694)	(3,694)
Stock appreciation rights exercised, net 11,246 shares	20	(117)	(20)				(117)
Vesting of restricted stock units and other stock grants, net 196,102 shares	402	(2,882)	(402)				(2,882)
Vesting of performance share units, net 529,213 shares	1,136	(8,235)	(1,149)				(8,248)
Treasury shares repurchased, 1,766,826 shares		(31,838)					(31,838)
Amortization of unearned stock-based compensation, net of forfeitures			11,569				11,569
Balances, December 31, 2019	143,400	(838,893)	200,595	1,824,100	(587,622)	48,079	789,659
Net income				(26,341)		4,366	(21,975)
Cash dividends declared:
Noncontrolling interests						(2,978)	(2,978)
Total other comprehensive income (loss), net of deferred income taxes of $1,749					(58,119)	2,812	(55,307)
Purchase of noncontrolling interest			(4,527)			3,966	(561)
Stock appreciation rights exercised, net 6,236 shares	11	(24)	(11)				(24)
Vesting of restricted stock units and other stock grants, net 138,225 shares	288	(1,108)	(288)				(1,108)
Vesting of performance share units, 265,151 net shares	589	(3,205)	(589)				(3,205)
Amortization of unearned stock-based compensation, net of forfeitures			8,898				8,898
Balances, December 31, 2020	$144,288	$(843,230)	$204,078	$1,797,759	$(645,741)	$56,245	$713,399

See accompanying notes to consolidated financial statements.

HARSCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Summary of Significant Accounting Policies
Consolidation
The consolidated financial statements include all accounts of Harsco Corporation (the "Company"), all entities in which the Company has a controlling voting interest and variable interest entities required to be consolidated in accordance with U.S. GAAP. Intercompany accounts and transactions have been eliminated among consolidated entities. The Company's management has evaluated all activity of the Company and concluded that subsequent events are properly reflected in the Company's consolidated financial statements and notes as required by U.S. GAAP.

Reclassifications
Certain reclassifications have been made to prior year amounts to conform with current year classifications.

Cash and Cash Equivalents
Cash and cash equivalents include cash on hand, demand deposits and short-term investments that are highly liquid in nature and have an original maturity of three months or less.

Restricted Cash
The Company had restricted cash of $3.2 million and $2.5 million at December 31, 2020 and December 31, 2019, respectively, and the restrictions are primarily related to collateral provided for certain guarantees of the Company’s performance.

Inventories
Inventories in the U.S. are principally accounted for using the last-in, first-out ("LIFO") method and are stated at the lower of cost or market.  The Company's remaining inventories are accounted for using the first-in, first-out ("FIFO") or average cost methods and are stated at the lower of cost or net realizable value.  See Note 5, Inventories, for additional information.

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
Operating leases are included as Right-of-use assets, net, Current portion of operating lease liabilities, and Operating lease liabilities on the Company's Consolidated Balance Sheets. ROU assets and operating lease liabilities are recognized based on the present value of the future lease payments over the lease term at the commencement date. As most of the Company’s leases do not provide an implicit rate for use in determining the present value of future payments, the Company uses an incremental borrowing rate. This incremental borrowing rate reflects the creditworthiness of the Company for a lending period commensurate to the term of the lease and the standard lending practices related to such loans in the respective jurisdiction where the underlying assets are located. ROU assets also include any lease payments made and exclude any lease incentives and initial direct costs incurred. Lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term, including rent abatement periods and rent holidays. Certain of the Company's leases are subject to annual changes in an index or are subject to adjustments for which the amounts are not readily determinable at lease inception. While lease liabilities are not remeasured as a result of changes to these costs, changes are treated as variable lease payments and recognized in the period in which the obligation for those payments was incurred.

Finance leases are included as Property, plant and equipment, net; Current maturities of long-term debt and Long-term debt on the Company's Consolidated Balance Sheets. Finance lease costs are split between depreciation expense related to the asset and interest expense on the lease liability, using the effective rate charged by the lessor.

The Company has lease agreements with both lease and non-lease components, which the Company has elected to account for as a single lease component. Additionally, the Company has elected not to record short-term leases, those with expected terms of twelve months or less, on the Company's Consolidated Balance Sheets. Certain lease agreements include fixed escalations, while others include rental payments adjusted periodically for inflation. On January 1, 2019, the Company adopted changes issued by the FASB related to accounting for leases. See Note 8, Debt and Credit Agreements; and Note 9, Leases, for additional information on leases.

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
In applying the goodwill impairment test, the Company has the option to perform a qualitative test or a quantitative test . Under the qualitative test, the Company assesses qualitative factors to determine whether it is more likely than not that the fair value of the reporting units is less than its carrying value. Qualitative factors may include, but are not limited to, economic conditions, industry and market considerations, cost factors, overall financial performance of the reporting unit and other entity and reporting unit specific events. If after assessing these qualitative factors, the Company determines it is “more-likely-than-not” that the fair value of the reporting unit is less than the carrying value, the Company would perform a quantitative test.
The quantitative approach of testing for goodwill impairment involves comparing the current fair value of each reporting unit to the carrying value, including goodwill. The Company uses a discounted cash flow model (“DCF model”) to estimate the current fair value of reporting units, as management believes forecasted operating cash flows are the best indicator of current fair value. A number of significant assumptions and estimates are involved in the preparation of DCF models including future revenues and operating margin growth, the weighted-average cost of capital (“WACC”), tax rates, capital spending, pension funding, the impact of business initiatives and working capital projections. These assumptions and estimates may vary significantly among reporting units. DCF models are based on approved long-range plans for the early years and historical relationships and projections for later years. WACC rates are derived from internal and external factors including, but not limited to, the average market price of the Company's stock, shares outstanding, book value of the Company's debt, the long-term risk-free interest rate, and both market and size-specific risk premiums. Due to the many variables noted above and the relative size of the Company's goodwill, differences in assumptions may have a material impact on the results of the Company's annual goodwill impairment testing. If the net book value of a reporting unit were to exceed the current fair value, then an impairment charge would be recognized as the difference between the fair value and the carrying value. See Note 7, Goodwill and other Intangible Assets, for additional information.
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

•Service revenues are recognized over time as the customer simultaneously receives the benefits provided by the Company's performance. The Company utilizes an output method based on work performed (liquid steel tons processed, weight of material handled, etc.) to measure progress, which is deemed to best depict the transfer of value to the customer and revenue earned by the Company. Transaction prices are based on contractual terms, which may include both fixed and variable portions. The fixed portion is recognized as earned (normally monthly) over the contractual period. The variable portion is recognized as services are performed and differs based on the volume of services performed. Given the long-term nature of these arrangements, most contracts permit periodic adjustment of either the variable or both the fixed and variable portions based on the changes in macroeconomic indicators, including changes in commodity prices. Transaction prices, when the standalone selling price is not directly observable, are allocated to performance obligations utilizing an expected cost plus a margin approach. Amounts are typically billed and payable on a monthly basis as services are performed.
•Product revenues are recognized at the point when control transfers to the customer. Control generally transfers at the point of shipment for domestic orders and in accordance with the international commercial terms included in contracts for export sales. Transaction prices are based on contractual terms, which are generally fixed and when the standalone selling price is not directly observable, allocated to performance obligations utilizing an adjusted market assessment approach. Amounts are billed and payable upon completion of each transaction.
•Product revenues in the aluminum dross and scrap process systems business are generally recognized over time as control is transferred to the customer. Control transfers over time because aluminum dross and scrap systems are customized, have no alternate use and the Company has an enforceable right to payment. The Company utilizes an input method based on costs incurred ("cost-to-cost method") to measure progress, which is deemed to best depict the transfer of value to the customer and revenue earned by the Company. Transaction prices are based on contractual terms, which are generally fixed, and when the standalone selling price is not directly observable, allocated to performance obligations utilizing an adjusted market assessment approach. The Company may receive periodic payments associated with key milestones with any remaining consideration billed and payable upon completion of the transaction.

Harsco Clean Earth - This Segment provides specialty waste processing and beneficial reuse solutions for hazardous wastes, contaminated materials and dredged volumes.

•Revenues are recognized over time as the customer simultaneously receives the benefits provided by the Company's performance. The Company utilizes an output method based on the amount of materials received for processing to measure progress, which is deemed to best depict the transfer of value to the customer and revenue earned by the Company. Transaction prices are based on contractual terms which are generally fixed for hazardous waste and contaminated materials and which is variable (based on volumes) for dredged material. Fixed amounts are recognized as earned over the contractual period and variable amounts are recognized as services are performed and differ based on the volume of services performed. Transaction prices, when the standalone selling price is not directly observable, are allocated to performance obligations utilizing an expected cost plus a margin approach. Amounts are typically billed and payable on a monthly basis.

Harsco Rail - This Segment sells railway track maintenance equipment, after-market parts, Protran/safety equipment and provides railway track maintenance services.

•For the majority of railway track maintenance equipment sales, revenue is recognized at the point when control transfers to the customer. Control generally transfers at the point of shipment for domestic orders and in accordance with the international commercial terms included in contracts for export sales. In certain railway track maintenance equipment sales, revenue is recognized over time because such equipment is highly customized, has no alternate use and the Company has an enforceable right to payment. The Harsco Rail Segment uses the cost-to-cost method to measure progress because it is the measure that best depicts the transfer of control to the customer, which occurs as the Harsco Rail Segment incurs costs under the contracts. Under the cost-to-cost method, the extent of progress towards completion is based on the ratio of costs incurred to total estimated costs at completion which includes both actual costs already incurred and the estimated costs to complete. Accounting for contracts with customers using the cost-to-cost method requires significant judgment relative to assessing risks, estimating contract revenues (including estimates of variable consideration, if applicable, as well as estimating any liquidating damages or penalties related to performance), estimating contract costs (including estimating engineering costs to design the machine and the material, labor and overhead manufacturing costs to build the machine); making assumptions for schedule and technical items; properly executing the engineering and design phases consistent with customer expectations; the availability and costs of labor and material resources; productivity; and evaluating whether a significant financing component is present. Due to the number of years it may take to complete certain contracts and the scope and nature of the work required to be performed on those contracts, estimating total revenues and costs at completion is inherently complicated and subject to many variables. Transaction prices are based on contracted terms, which are generally fixed, and when the standalone selling price is not directly observable, allocated to performance obligations utilizing either the adjusted market assessment or expected cost plus a margin approach. For certain transactions, the Company receives periodic payments associated with key milestones. In limited instances, those payments are intended to provide financing with such transactions being treated as including a significant financing component. Any remaining consideration is billed and payable upon completion of the transaction. Railway track maintenance equipment revenue of approximately $142 million was recognized using the cost-to-cost method method in 2020.
•For after-market parts sales and Protran/safety equipment, revenue is recognized at the point when control transfers to the customer. Control generally transfers to the customer at the point of shipment for domestic orders and in accordance with the international commercial terms included in contracts for export sales. Transaction prices are based on contracted terms, which are generally fixed, and when the standalone selling price is not directly observable, allocated to performance obligations utilizing an adjusted market assessment approach. Amounts are billed and payable upon completion of each contract.
•For railway track maintenance services, revenue is recognized over time as the customer simultaneously receives the benefits provided by the Company's performance. The Company utilizes an appropriate output method based on work performed (feet, miles, shifts worked, etc.) to measure progress, which is deemed to best depict the transfer of value to the customer and revenue earned by the Company. Transaction prices are based on contracted terms, which are generally variable. The variable portion is recognized as services are performed and differs based on the value of services. Given the long-term nature of these arrangements, most contracts permit periodic adjustment based on the changes in macroeconomic indicators. Transaction prices, when the standalone selling price is not directly observable, are allocated to performance obligations utilizing an expected cost plus a margin approach. Amounts are typically billed and payable on a monthly basis as services are performed.

The Company has elected to utilize the following practical expedients on an ongoing basis:

•The Company has not adjusted the promised amount of consideration for the effects of a significant financing component if the Company expects, at contract inception, that the period between when the Company transfers the promised good or services to the customer and when the customer pays for that good or service would be one year or less; and
•The Company has elected to exclude disclosures related to unsatisfied performance obligations where the related contract has a duration of one year or less; or where the consideration is entirely variable. Accordingly, the Company's disclosure related to unsatisfied performance obligations is limited to the railway track maintenance equipment in the Harsco Rail Segment and the fixed portion of fees related to metals services in the Harsco Environmental Segment.

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
The Company prepares and files tax returns based on interpretation of tax laws and regulations and records its provision for income taxes based on these interpretations. Uncertainties may exist in estimating the Company's tax provisions and in filing tax returns in the many jurisdictions in which the Company operates, and as a result these interpretations may give rise to an uncertain tax position. The tax benefit from an uncertain tax position is recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on its technical merits. Each subsequent period the Company determines if existing or new uncertain tax positions meet a more likely than not recognition threshold and adjusts accordingly.
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
See Note 11, Income Taxes, for additional information.
Accrued Insurance and Loss Reserves
The Company retains a significant portion of the risk for U.S. workers' compensation, U.K. employers' liability, automobile, general and product liability losses. During 2020, 2019 and 2018, the Company recorded insurance expense from continuing operations related to these lines of coverage of $23.4 million, $15.4 million and $13.5 million, respectively. Reserves have been recorded that reflect the undiscounted estimated liabilities including claims incurred but not reported. When a recognized liability is covered by third-party insurance, the Company records an insurance claim receivable to reflect the covered liability. Changes in the estimates of the reserves are included in net income (loss) in the period determined. During 2020, 2019 and 2018, the Company recorded insurance reserve adjustments that decreased pre-tax insurance expense from continuing operations for self-insured programs by $2.1 million, $1.5 million and $2.0 million, respectively. At December 31, 2020 and 2019, the Company has recorded liabilities of $28.3 million and $28.7 million, respectively, related to both asserted as well as unasserted insurance claims. Included in the balances at December 31, 2020 and 2019 were $5.2 million and $3.7 million, respectively, of recognized liabilities covered by insurance carriers. Amounts estimated to be paid within one year have been included in current caption, Insurance liabilities, with the remainder included in non-current caption, Insurance liabilities, on the Consolidated Balance Sheets.

Warranties
The Company provides for warranties of certain products as they are sold. The following table summarizes the warranty activity for 2020, 2019 and 2018:

(In thousands)	2020	2019	2018
Warranty reserves, beginning of the year	$5,920	$5,243	$5,486
Accruals for warranties issued during the year	5,335	4,744	3,837
Reductions related to pre-existing warranties	(2,418)	(2,748)	(3,320)
Acquisitions (See Note 3)	—	—	249
Warranties paid	(2,356)	(1,259)	(942)
Other (principally foreign currency translation)	131	(60)	(67)
Warranty reserves, end of the year	$6,612	$5,920	$5,243
Warranty expense and payments are incurred principally in the Harsco Rail Segment. Warranty activity may vary from year to year depending upon the mix of revenues and contractual terms related to product warranties.
Foreign Currency Translation
The financial statements of the Company's subsidiaries outside the U.S., except for those subsidiaries located in highly inflationary economies and those entities for which the U.S. dollar is the currency of the primary economic environment in which the entity operates, are measured using the local currency as the functional currency. Assets and liabilities of these subsidiaries are translated at the exchange rates at the balance sheet date. Resulting translation adjustments are recorded in the cumulative translation adjustment account, a separate component of AOCI on the Consolidated Balance Sheets. Income and expense items are translated at average monthly exchange rates. Gains and losses from foreign currency transactions are included in Operating income from continuing operations. For subsidiaries operating in highly inflationary economies, and those entities for which the U.S. dollar is the currency of the primary economic environment in which the entity operates, gains and losses on foreign currency transactions and balance sheet translation adjustments are included in Operating income from continuing operations.

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
The Company executes foreign currency exchange forward contracts to hedge transactions for firm purchase commitments, to hedge variable cash flows of forecasted transactions and for export sales denominated in foreign currencies. These contracts are generally for 90 days or less; however, where appropriate, longer-term contracts may be utilized. For those contracts that are designated as qualified cash flow hedges, gains or losses are recorded in AOCI on the Consolidated Balance Sheets.
The Company uses interest rate swaps in conjunction with certain debt issuances in order to secure a fixed interest rate.  The interest rate swaps are recorded on the Consolidated Balance Sheets at fair value, with changes in value attributed to the effect of the swaps’ interest spread and changes in the credit worthiness of the counter-parties recorded in AOCI.
Amounts recorded in AOCI on the Consolidated Balance Sheets are reclassified into operations in the same period or periods during which the hedged forecasted transaction affects income. The cash flows from these contracts are classified consistent with the cash flows from the transaction being hedged (e.g., the cash flows related to contracts to hedge the purchase of fixed assets are included in cash flows from investing activities, etc.). The Company also enters into certain forward exchange contracts that are not designated as hedges. Gains and losses on these contracts are recognized in operations based on changes in fair market value. For fair value hedges of a firm commitment, the gain or loss on the derivative and the offsetting gain or loss on the hedged firm commitment are recognized currently in operations.
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

Impact of COVID-19

Beginning in early 2020, overall global economic conditions were significantly impacted by COVID-19. The continuing impact of COVID-19 on the Company varies by end market as well as local conditions (including applicable government mandates) and is continually evolving. The ultimate duration and impact of COVID-19 on the Company and its customers' operations is presently unclear, though the Company continues to operate as a provider of certain essential services in the U.S and other countries. The Company continues to take significant and proactive actions to protect all stakeholders and to minimize the operational and financial impacts of COVID-19 where possible.

The Company did not record any long-lived asset impairments, indefinite-lived asset impairments, goodwill impairments, significant inventory write-downs or incremental accounts receivable reserves for current expected credit losses during the year ended December 31, 2020. However such charges are possible in future periods, which could have an adverse effect on the Company's future results of operations, cash flows, or financial condition.

2. Recently Adopted and Recently Issued Accounting Standards
The following accounting standards have been adopted in 2020:

On January 1, 2020 the Company adopted changes issued by the FASB which updated the impairment model for credit losses by requiring entities to use a forward-looking approach based on expected losses rather than incurred losses to estimate credit losses on certain types of financial instruments, including trade receivables. Provisions for receivables are recorded as Allowance for expected credit losses, replacing the previously utilized Allowance for doubtful accounts. Other than changes in disclosure, these changes did not have a material impact on the Company's consolidated financial statements as the calculation of expected credit losses did not yield results that were materially different from the methodology previously utilized by the Company. See Note 4, Accounts Receivable and Note Receivable for additional information.

On January 1, 2020 the Company adopted changes issued by the FASB that removed the second step of the annual goodwill impairment test, which required a hypothetical purchase price allocation. The changes provide that the amount of goodwill impairment will be equal to the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. All other goodwill impairment guidance remains largely unchanged. The qualitative or quantitative impairment test will continue to be applied to goodwill at all reporting units, even those with zero or negative carrying amounts. Entities will be required to disclose the amount of goodwill at reporting units with zero or negative carrying amounts. These changes did not have a material impact on the Company's consolidated financial statements.

On January 1, 2020 the Company adopted changes issued by the FASB which modified the disclosure requirements for fair value measurements. The amendments in this update remove the requirement to disclose the amount of, and reasons for, transfers between Level 1 and Level 2 of the fair value hierarchy, and the policy for timing of transfers between levels and the valuation processes for Level 3 fair value measurements. The changes require disclosure of changes in unrealized gains and losses for the period included in OCI for recurring Level 3 fair value measurements held at the end of the reporting period and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. Other than required expanded disclosures, the adoption of these changes did not have a material impact on the Company's consolidated financial statements.

On December 31, 2020 the Company adopted changes issued by the FASB which modified the disclosure requirements for employers that sponsor defined benefit pension or other post-retirement plans. The changes remove the requirements to disclose: amounts in accumulated other comprehensive income (loss) expected to be recognized as components of net periodic benefit cost over the next fiscal year; the amount and timing of plan assets expected to be returned to the employer and the effects of a one-percentage point change in assumed health care cost trend rates. The update also requires disclosure of an explanation of the reasons for significant gains and losses related to changes in the benefit obligation for the period. These changes did not have a material impact on the Company’s consolidated financial statements.

The following accounting standards have been issued and become effective for the Company at a future date:

In December 2019 the FASB issued changes which are intended to reduce complexity and simplify the accounting for income taxes in accordance with U.S. GAAP by removing certain exceptions related to investments, intraperiod allocations and interim calculations and clarifying existing guidance to improve consistent application. The changes become effective for the Company on January 1, 2021. Management concluded that these changes will not have a material impact on the Company's consolidated financial statements.

In March 2020 the FASB issued changes that provide companies with optional guidance to ease the potential accounting burden associated with transitioning from reference rates that are expected to be discontinued. In response to the concerns about risks of IBORs and, particularly, the risk of cessation of LIBOR, regulators in several jurisdictions around the world have undertaken reference rate reform initiatives to identify alternative reference rates that are more observable or transaction-based and less susceptible to manipulation. The changes provide optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. In January 2021, the FASB issued additional clarification changes. The changes can be adopted no later than December 31, 2022 with early adoption permitted. Management does not believe these changes will have a material impact on its consolidated financial statements.

In August 2020, the FASB issued changes which simplified the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. The changes can be adopted no later than January 1, 2022, with early adoption permitted. Management has concluded that this standard will not have an impact on its consolidated financial statements.

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

The preliminary fair value recorded for the assets acquired and liabilities assumed for ESOL is as follows:

	Preliminary Valuation
(In millions)	April 6 2020	Measurement Period Adjustments	December 31 2020
Cash and cash equivalents	$0.4	$—	$0.4
Trade accounts receivable	124.1	(1.2)	122.9
Inventory	5.0	—	5.0
Other current assets	0.7	(0.4)	0.3
Property, plant and equipment	105.3	(3.1)	102.2
Right-of-use assets	56.0	—	56.0
Goodwill	152.0	0.1	152.1
Intangible assets	161.0	—	161.0
Other assets	0.2	—	0.2
Accounts payable	(48.6)	(1.5)	(50.1)
Accrued expenses	(17.5)	(2.0)	(19.5)
Current portion of operating lease liabilities	(16.6)	—	(16.6)
Other current liabilities	(6.4)	—	(6.4)
Environmental liabilities	(24.4)	—	(24.4)
Deferred income taxes	(15.5)	(1.7)	(17.2)
Operating lease liabilities	(39.4)	—	(39.4)
Total identifiable net assets of ESOL	436.3	(9.8)	426.5
Non-compete agreement	2.5	—	2.5
Total identifiable net assets of ESOL, including non-compete agreement	$438.8	$(9.8)	$429.0

The purchase price allocation presented above is preliminary. We continue to refine our purchase price allocation, principally income taxes and goodwill, and expect to finalize during the first quarter of 2021.

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

The following table details the preliminary valuation of identifiable intangible assets and amortization periods for ESOL and the non-compete agreement entered into by the Company upon acquisition of ESOL:

		Preliminary Valuation
(Dollars in millions)	Weighted-Average Amortization Period	April 6 2020	Measurement Period Adjustments	December 31 2020
Permits and rights	22 years	$138.0	$—	$138.0
Customer relationships	10 years	23.0	—	23.0
Total identifiable intangible assets of ESOL		161.0	—	161.0
Non-compete agreement	4 years	2.5	—	2.5
Total identifiable intangible assets acquired		$163.5	$—	$163.5

The Company valued the identifiable intangible assets using methodologies under the income approach including the multi-period excess earnings method, the distributor method, and the with-and-without method. The purchase price allocation for ESOL is not final and the fair value of intangible assets and goodwill may vary from those reflected in the Company's consolidated financial statements at December 31, 2020.

ESOL contributed revenue of $368.0 million and operating income of $7.4 million for the twelve months ended December 31, 2020. The operations of ESOL have been combined and included as part of the Harsco Clean Earth Segment.

The year ended December 31, 2020 and 2019 include ESOL direct acquisition and integration costs of $49.0 million and $7.3 million, respectively, which are included in the Selling, general and administrative expenses, within the Corporate function, in the Company's Consolidated Statements of Operations. In addition to the acquisition and integration costs reflected in the Company's Consolidated Statements of Operations, the debt issuance costs associated with the issuance of debt to fund the acquisition are reflected, net of amortization subsequent to the acquisition date, as Long-term debt on the Company's Consolidated Balance Sheets. See Note 8, Debt and Credit Agreements, for additional information.

Clean Earth
On June 28, 2019, the Company acquired 100% of the outstanding stock of Clean Earth, one of the largest U.S. providers of specialty waste processing and beneficial reuse solutions for hazardous wastes, contaminated materials and dredged volumes, for an enterprise valuation of approximately $625 million on a cash free, debt free basis, subject to normal working capital adjustments. The Company transferred approximately $628 million of cash consideration and agreed to reimburse the sellers for any usage of assumed net operating losses in a post-closing period for up to five years. During the year ended December 31, 2020, the Company expensed an additional $2.3 million related to the expected reimbursement of these net operating losses of which the present value is now estimated at approximately $11 million. See Footnote 18, Other (Income) Expenses, Net, for additional details.

The fair value recorded for the assets acquired and liabilities assumed for Clean Earth is as follows:

	Final
(In millions)	June 28, 2019	Measurement Period Adjustments (a)	December 31 2020
Cash and cash equivalents (b)	$42.8	$(39.2)	$3.6
Trade accounts receivable, net	63.7	(1.2)	62.5
Other receivables	0.8	1.3	2.1
Other current assets	8.7	(1.4)	7.3
Property, plant and equipment	75.6	1.4	77.0
Right-of-use assets	14.4	11.4	25.8
Goodwill	313.8	16.8	330.6
Intangible assets	261.1	(18.9)	242.2
Other assets	4.0	(2.8)	1.2
Accounts payable	(23.0)	(0.1)	(23.1)
Acquisition consideration payable (b)	(39.2)	39.2	—
Other current liabilities	(18.0)	(1.7)	(19.7)
Net deferred taxes liabilities	(51.2)	5.5	(45.7)
Operating lease liabilities	(11.1)	(8.4)	(19.5)
Other liabilities	(6.5)	(2.1)	(8.6)
Total identifiable net assets of Clean Earth	$635.9	$(0.2)	$635.7
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

The following table details the preliminary valuation of identifiable intangible assets and amortization periods for Clean Earth:

		Final
(Dollars in millions)	Weighted-Average Amortization Period	Preliminary Valuation June 28, 2019	Measurement Period Adjustments (c)	December 31 2020
Permits	18 years	$176.1	$(6.0)	$170.1
Customer relationships and backlog	8 years	33.4	(12.9)	20.5
Air rights	Usage based (d)	25.6	—	25.6
Trade names	12 years	26.0	—	26.0
Total identifiable intangible assets of Clean Earth		$261.1	$(18.9)	$242.2
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

The year ended December 31, 2019 include Clean Earth direct acquisition costs of $15.2 million which are included in Selling, general and administrative expenses, within the Corporate function, in the Company’s Consolidated Statements of Operations. In addition to the acquisition costs reflected in the Company’s Consolidated Statements of Operations, the debt issuance costs associated with the issuance of debt to fund the acquisition are reflected, net of amortization subsequent to the acquisition date, as Long-term debt on the Company’s Consolidated Balance Sheets. See Note 8, Debt and Credit Agreements, for additional information.

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

(In thousands)	2020	June 28, 2019 through December 31, 2019
Balance at beginning of year	$3,400	$3,100
Payment	(2,342)	(525)
Fair value adjustment	112	825
Balance at end of year	$1,170	$3,400

Pro forma financial information
The pro forma information below gives effect to the Clean Earth acquisition as if it had been completed on January 1, 2018 and the ESOL acquisition as if it had been completed on January 1, 2019. The pro forma information is not necessarily indicative of the Company’s results of operations had the acquisition been completed on the above dates, nor is it necessarily indicative of future results. The pro forma information does not reflect any cost savings from operating efficiencies or synergies that could result from the acquisition and does not reflect the additional revenue opportunities following the acquisition. The pro forma information below includes adjustments to reflect additional depreciation and amortization expense based on the estimated fair value and useful lives of intangible assets and fixed assets acquired; includes additional interest expense of approximately $4.7 million for the year ended December 31, 2020 and approximately $39.9 million for the year ended December 31, 2019 on the acquisitions related borrowings used to finance the acquisitions and excludes certain directly attributable acquisition and integration costs and historic interest expense. These pro forma adjustments are subject to change as additional analysis is performed. The values assigned to the assets acquired and liabilities assumed are based on preliminary valuations, for the ESOL acquisition, and are subject to change as the Company obtains additional information during the measurement period. In addition, the historical ESOL results include $8.9 million and $35.7 million for the years ended December 31, 2020 and 2019, respectively, of corporate expenses charged to ESOL from Stericycle, Inc.

	Year Ended December 31 (unaudited)
(In millions)	2020	2019
Pro forma revenues	$1,994.5	$2,185.2
Pro forma net income (including discontinued operations) (e)	0.1	471.3

(e)     Pro forma net income for 2020 includes the after tax gains on the sale of IKG of approximately $9 million, and the 2019 includes the after-tax gains on the sale of AXC and PK of approximately $454 million.

Altek
In May 2018, the Company acquired Altek, a U.K.-based manufacturer of market-leading products that enable aluminum producers and recyclers to manage and efficiently extract value from critical byproduct streams, reduce byproduct generation and improve operating productivity. The Company acquired Altek, on a debt and cash free basis, for a purchase price of £45 million (approximately $60 million) in cash, with the potential for up to £25 million (approximately $33 million) in additional contingent consideration through 2021 subject to the future financial performance of Altek. The cash consideration transferred included payments of $57.4 million, inclusive of normal working capital adjustments. In addition, the Company recognized contingent consideration with an initial fair value of $12.1 million as of the acquisition date. Altek's revenues and operating results have been included in the results of the Harsco Environmental Segment. Inclusion of pro forma financial information for this transaction is not necessary as the acquisition is immaterial to the Company's results of operations.

The fair value recorded for the assets acquired and liabilities assumed for Altek is as follows:

		Final Valuation
(In millions)		June 30 2018	Measurement Period Adjustments (f)	March 31 2019
Cash and cash equivalents		$1.7	$—	$1.7
Net working capital		(1.5)	0.2	(1.3)
Property, plant and equipment		3.3	—	3.3
Intangible assets	Just	52.5	0.2	52.7
Goodwill		20.9	1.6	22.5
Net deferred tax liabilities		(8.5)	—	(8.5)
Other liabilities		(0.3)	—	(0.3)
Total identifiable net assets of Altek		$68.1	$2.0	$70.1
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

(In thousands)	2019	2018
Balance at beginning of year	$8,420	$—
Recognition of contingent consideration	—	10,097
Measurement period adjustment	—	1,958
Fair value adjustment (g)	(8,506)	(2,939)
Foreign currency translation	86	(696)
Balance at end of year	$—	$8,420
(g) The fair value adjustment resulted from the decreased probability of Altek achieving cumulative financial and non-financial performance goals within the required time frame. This amount is recorded in Other expenses, net on the Consolidated Statements of Operations.

Harsco Industrial Segment
In May 2019, the Company announced the intent to divest the businesses that comprised the Harsco Industrial Segment; AXC, IKG and PK. These disposals represent a strategic shift and accelerate the transformation of the Company's portfolio of businesses into a leading provider of environmental solutions and services. In July 2019, the Company sold AXC for $600 million in cash and recognized a gain on sale of $527.9 million pre-tax (or approximately $421 million after-tax). In November 2019, the Company sold PK for approximately $60 million in cash and recognized a gain on sale of $41.2 million pre-tax (or approximately $33 million after-tax). In January 2020, the Company sold IKG for $85.0 million, including a note receivable with a face value of $40.0 million (initial fair value $34.3 million) and recognized an $18.4 million pre-tax gain on sale (or approximately $9 million after-tax). In 2019 the gains on the sales of AXC and PK and in 2020 the gain on the sale of PK have been recorded in the Consolidated Statements of Operations as discontinued operations.

The former Harsco Industrial Segment's balance sheet positions of IKG as of December 31, 2019 are presented as Assets held-for-sale and Liabilities of assets held-for-sale in the Company’s Consolidated Balance Sheets and are summarized as follows:

(in thousands)	December 31, 2019
Trade accounts receivable, net	$10,982
Other receivables	78
Inventories	9,838
Other current assets	655
Property, plant and equipment, net	20,703
Right-of-use assets, net	11,230
Other assets	96
Total assets	$53,582

Accounts payable	$5,060
Accrued compensation	2,324
Current portion of advances on contracts	1,168
Current portion of operating lease liabilities	1,575
Other current liabilities	1,218
Operating lease liabilities	9,837
Other liabilities	2,314
Total liabilities	$23,496

The Harsco Industrial Segment has historically been a separate reportable segment with primary operations in North America and Latin America. In accordance with U.S. GAAP, the results of the former Harsco Industrial Segment are presented as discontinued operations and, as such, have been excluded from both continuing operations and segment results for the years ended December 31, 2020, 2019, and 2018. Certain key selected financial information included in net income from discontinued operations for the former Harsco Industrial Segment is as follows:

	Years ended December 31
(In millions)	2020	2019	2018
Amounts directly attributable to the former Harsco Industrial Segment:
Total revenues	$10,203	$306,972	$374,707
Cost of products sold	8,082	224,811	276,198
Gain on sale from discontinued businesses	18,281	569,135	—
Income (loss) from discontinued business	(1,578)	27,823	43,593
Additional amounts allocated to the former Harsco Industrial Segment:
Selling, general and administrative expenses (h)	$2,695	$8,429	$—
Interest expense (i)	—	11,237	16,613
Loss on early extinguishment of debt (j)	—	5,314	—
(h) The Company has allocated directly attributable transaction costs to discontinued operations. In addition, this caption includes costs directly attributable to retained contingent liabilities of the Harsco Industrial Segment.
(i) The Company has allocated interest expense, including a portion of the amount reclassified into income for the Company's interest rate swaps, amortization of deferred financing costs, and $2.7 million related to interest rate swap terminations which occurred during the year ended December 31, 2019, all of which were directly attributed with the mandatory repayment of the Company's Term Loan Facility, resulting from the AXC disposal, as part of discontinued operations.
(j)    The Company has allocated the $5.3 million write-off of deferred financing costs to discontinued operations as it is directly attributed to the mandatory repayment of the Term Loan Facility that resulted from the AXC disposal.

The Company has retained corporate overhead expenses previously allocated to the Harsco Industrial Segment of $4.0 million and $5.6 million in 2019, and 2018, respectively, as part of Selling, general and administrative expenses on the Consolidated Statements of Operations.

The following is selected financial information included on the Consolidated Statements of Cash Flows attributable to the former Harsco Industrial Segment:

	Years Ended December 31
(In millions)	2020	2019	2018
Non-cash operating items
Depreciation and amortization	$—	$3,301	$7,729
Cash flows from investing activities
Purchases of property, plant and equipment	106	8,372	7,561

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
Accounts receivable consist of the following:

(In thousands)	December 31 2020	December 31 2019
Trade accounts receivable	$414,891	$323,502
Less: Allowance for expected credit losses and doubtful accounts (a)(b)	(7,501)	(13,512)
Trade accounts receivable, net	$407,390	$309,990
Other receivables (c)	$34,253	$21,265
(a)The decrease in the allowance for expected credit losses and doubtful accounts reflects the final disposition of previously fully-reserved balances in the Harsco Environmental Segment.
(b)Upon the acquisition of ESOL, trade accounts receivable totaling $136.2 million were recorded at a fair value of $122.9 million as of the acquisition date, due primarily to expected credit losses as of the acquisition date of $13.0 million which were netted against the gross receivable balance as of the acquisition date.
(c)Other receivables include employee receivables, insurance receivable, tax claims and refunds and other miscellaneous receivables not included in Trade accounts receivable, net.
The provision for doubtful accounts related to trade accounts receivable was as follows:

	Years Ended December 31
(In thousands)	2020	2019	2018
Provision for expected credit losses and doubtful accounts related to trade accounts receivable	$1,960	$7,507	$380
The increase in the provision for doubtful accounts in 2019 primarily resulted from a provision for doubtful accounts in the Harsco Environmental Segment related to a customer in the U.K. entering administration, which was subsequently written off in 2020. The Company continues to provide services to the customer and continues to collect on post-administration invoices timely.
At December 31, 2020 approximately $5.7 million of the Company's trade accounts receivable were past due by twelve months or more. Approximately $2.5 million of this amount is reserved, and collection of the remaining balance is still ultimately expected.

In January 2020 the Company sold IKG for $85.0 million including cash and a note receivable, subject to post-closing adjustments. The note receivable from the buyer has a face value of $40.0 million, bearing interest at 2.50%, that is paid in kind and matures on January 31, 2027. Any unpaid principal, along with any accrued but unpaid interest is payable at maturity. Prepayment is required in case of a change in control or a percentage of excess cash flow, as defined in the note receivable agreement. Because there are no scheduled payments under the terms of the note receivable, the balance is not classified as current as of December 31, 2020 and is included in the caption Other assets on the Consolidated Balance Sheet. The initial fair value of the note receivable was $34.3 million which was calculated using an average of various discounted cash flow scenarios based on anticipated timing of repayments (Level 3) and was a non-cash transaction. The note receivable is subsequently measured at amortized cost. Key inputs into the valuation model include: projected timing and amount of cash flows, pro forma debt rating, option-adjusted spread and U.S. Treasury spot rate. At December 31, 2020 the amortized cost of the note receivable was $35.8 million, compared with a fair value of $36.9 million.

(In thousands)	December 31 2020	December 31 2019
Note receivable	$35,806	$—

5. Inventories
Inventories consist of the following:

(In thousands)	December 31 2020	December 31 2019
Finished goods	$8,505	$14,550
Work-in-process	16,522	13,088
Raw materials and purchased parts	117,789	104,488
Stores and supplies	30,197	24,865
Total inventories	$173,013	$156,991
Valued at lower of cost or market:
LIFO basis	$107,162	$101,465
FIFO basis	17,655	7,473
Average cost basis	48,196	48,053
Total inventories	$173,013	$156,991
Inventories valued on the LIFO basis at both December 31, 2020 and 2019 were approximately $23 million less than the amounts of such inventories valued at current costs. During 2018 as a result of reducing certain inventory quantities valued on a LIFO basis, net income (loss) was favorably impacted compared to that which would have been recorded under the FIFO basis of valuation by $0.6 million. There was no impact during 2020 and 2019.

6. Property, Plant and Equipment
Property, plant and equipment consist of the following:

(In thousands)	Estimated Useful Lives	December 31 2020	December 31 2019
Land	—	$75,559	$30,409
Land improvements	5-20 years	20,166	19,155
Buildings and improvements (a)	5-40 years	249,954	182,795
Machinery and equipment	3-20 years	1,597,592	1,518,652
Uncompleted construction	—	42,185	55,592
Gross property, plant and equipment		1,985,456	1,806,603
Less: Accumulated depreciation		(1,317,247)	(1,244,817)
Property, plant and equipment, net		$668,209	$561,786
(a) Buildings and improvements include leasehold improvements that are amortized over the shorter of their useful lives or the initial term of the lease.
7. Goodwill and Other Intangible Assets
Goodwill by Segment
The following table reflects the changes in carrying amounts of goodwill by segment for the years ended December 31, 2020 and 2019:

(In thousands)	Harsco Environmental Segment	Harsco Clean Earth Segment	Harsco Rail Segment	Consolidated Totals
Balance at December 31, 2018	$391,687	$—	$13,026	$404,713
Changes to goodwill (a)	—	330,230	—	330,230
Foreign currency translation	3,426	—	—	3,426
Balance at December 31, 2019	395,113	330,230	13,026	738,369
Changes to goodwill (b)	1,480	152,417	—	153,897
Foreign currency translation	9,808	—	—	9,808
Balance at December 31, 2020	$406,401	$482,647	$13,026	$902,074
(a)     The changes to goodwill related to the acquisition of Clean Earth. See Note 3, Acquisitions and Dispositions.
(b)    The changes to goodwill related to the acquisition of ESOL, and immaterial acquisitions in the Harsco Environmental segment. See Note 3, Acquisitions and Dispositions.

The Company's methodology for determining reporting unit fair value is described in Note 1, Summary of Significant Accounting Policies. Performance of the Company's 2020 annual impairment test did not result in impairment of any of the Company's reporting units.

Intangible Assets
Intangible assets totaled $438.6 million, net of accumulated amortization of $84.5 million at December 31, 2020 and
$299.1 million, net of accumulated amortization of $113.6 million at December 31, 2019. The following table reflects these intangible assets by major category:

	December 31, 2020		December 31, 2019
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer related	$109,378	$48,057	$143,996	$99,327
Permits	308,705	18,955	170,322	4,694
Technology related	40,274	9,654	36,467	5,635
Trade names	31,949	4,834	31,719	2,182
Air rights	26,139	1,044	26,139	411
Patents	192	139	249	168
Non-compete agreement	2,500	469	—	—
Other	3,911	1,331	3,765	1,158
Total	$523,048	$84,483	$412,657	$113,575

Amortization expense for intangible assets was $31.0 million, $15.5 million and $5.9 million for 2020, 2019 and 2018, respectively. The following table shows the estimated amortization expense for the next five fiscal years based on current intangible assets.

(In thousands)	2021	2022	2023	2024	2025
Estimated amortization expense (c)	$32,900	$32,400	$32,300	$31,800	$31,600
(c)    These estimated amortization expense amounts do not reflect the potential effect of future foreign currency exchange rate fluctuations.

8. Debt and Credit Agreements
The Company's long-term debt consists of the following:

(In thousands)	December 31 2020	December 31 2019
Senior Secured Credit Facilities (a):
Original Term Loan with an interest rate of 3.25% and 4.1% at December 31, 2020 and 2019, respectively	$218,188	$218,188
New Term Loan with an interest rate of 3.5% at December 31, 2020	280,000	—
Revolving Credit Facility with an average interest rate of 2.8% and 5.0% at December 31, 2020 and 2019, respectively	281,000	67,000
5.75% notes due July 31, 2027	500,000	500,000
Other financing payable (including capital leases) in varying amounts due principally through 2021 with a weighted-average interest rate of 5.0% and 3.9% at December 31, 2020 and 2019, respectively	21,344	9,827
Total debt obligations	1,300,532	795,015
Less: deferred financing costs	(15,767)	(16,851)
Total debt obligations, net of deferred financing costs	1,284,765	778,164
Less: current maturities of long-term debt	(13,576)	(2,666)
Long-term debt	$1,271,189	$775,498
(a)     The current portion of long-term debt related to the Senior Secured Credit Facilities was $10.5 million with the remainder reflected as Long-term debt at December 31, 2020. All amounts related to the Senior Secured Credit Facilities were reflected as Long-term debt at December 31, 2019.
The maturities of long-term debt for the four years following December 31, 2021 are as follows:

(In thousands)
2022	$27,513
2023	38,215
2024	718,138
2025	539
Cash payments for interest on debt were $59.5 million, $27.6 million and $34.2 million in 2020, 2019 and 2018, respectively.
Senior Secured Credit Facilities
In June 2018, the Company amended its Credit Agreement to, among other things, reduce the interest rate applicable to the Original Term Loan and to increase the limit of the Revolving Credit Facility. A charge of $1.1 million was recorded during 2018, in the caption Unused debt commitment and amendment fees on the Consolidated Statements of Operations, consisting principally of fees associated with the transaction and the write-off of unamortized deferred financing costs.

In June 2019, the Company amended the Credit Agreement to, among other things, increase the borrowing capacity of the Revolving Credit Facility by $200 million to a total of $700 million and extend the maturity date of the Revolving Credit Facility until June 2024. Total expenses of $1.0 million were recognized in 2019 related to the amended Credit Agreement in the caption Unused debt commitment and amendment fees on the Consolidated Statements of Operations. The Company capitalized $2.6 million of fees related to this amendment of the Revolving Credit Facility.
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
In both March 2020 and June 2020, the Company amended the Senior Secured Credit Facilities to increase the net debt to consolidated adjusted EBITDA ratio covenant as defined in the Credit Agreement. As a result of these amendments, the net debt to consolidated adjusted EBITDA ratio covenant has been increased to 5.75 through March 2021 and then decreases quarterly until reaching 4.75 in December 2021 and 4.00 in March 2022. There is no change to the previously agreed interest rates as long as the Company's total leverage ratio, as defined in the Credit Agreement, does not equal or exceed 4.50, at which time it would increase by 25 basis points for the New Term Loan and the Revolving Credit Facility. At December 31, 2020, the Company was in compliance with these and all other covenants. During 2020, the Company recognized $1.9 million of fees and expenses related to the amended Senior Secured Credit Facilities in the caption Unused debt commitment and amendment fees on the Consolidated Statements of Operations.
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

Original Term Loan
Borrowings under the Original Term Loan bear interest at a rate per annum of 225 basis points over the adjusted LIBOR rate, subject to a 1% floor, as defined in the Credit Agreement. The Original Term Loan matures on December 8, 2024.

New Term Loan
Borrowings under the New Term Loan bear interest at a rate per annum ranging from 150 to 250 basis points over adjusted LIBOR (as defined in the Credit Agreement), subject to a 1% floor. The New Term Loan matures on June 28, 2024.

The Credit Agreement requires certain mandatory prepayments of the Original Term Loan and the New Term Loan, subject to certain exceptions, based on net cash proceeds of certain sales or distributions of assets, as well as certain casualty and condemnation events, in some cases subject to reinvestment rights and certain other exceptions; net cash proceeds of any issuance of debt, excluded permitted debt issuances; and a percentage of excess cash flow, as defined by the Credit Agreement, during a fiscal year.

In July 2019, the Company made a prepayment of $320.9 million on the Original Term Loan, using proceeds from the sale of AXC. The remainder of the proceeds from the sale were used to pay down the Revolving Credit Facility. As a result of this prepayment, the Company expensed $5.3 million of previously recorded deferred financing costs on the Consolidated Statement of Operations as discontinued operations in 2019. The prepayment satisfied all future quarterly principal payment requirements under the Original Term Loan; the remaining principal is due at maturity.

Revolving Credit Facility
Borrowings under the Revolving Credit Facility, a U.S.-based program, bear interest at a rate per annum ranging from 50 to 150 basis points over the base rate or 150 to 250 basis points over adjusted LIBOR as defined in the Credit Agreement, subject to a 0% floor.  Any principal amount outstanding under the Revolving Credit Facility is due and payable on its maturity on June 28, 2024.

The following table shows the amount outstanding under the Revolving Credit Facility and available credit at December 31, 2020.

	December 31, 2020
(In thousands)	Facility Limit	Outstanding Balance	Outstanding Letters of Credit	Available Credit
Revolving Credit Facility	$700,000	$281,000	$25,352	$393,648

5.75% Notes due July 31, 2027
During June 2019, the Company completed a private placement of $500.0 million principal amount of Notes. The Notes bear interest at a fixed rate of 5.75%, which is payable on January 31 and July 31 of each year, beginning on January 31, 2020. The Notes are fully and unconditionally guaranteed, jointly and severally, by all of the wholly owned domestic subsidiaries of the Company that guarantee the Senior Secured Credit Facilities. The indenture governing the Notes contains provisions that (i) allow the Company to redeem some or all of the Notes prior to maturity; (ii) require the Company to offer to repurchase all of the Notes upon a change in control; and (iii) require adherence to certain covenants which are generally less restrictive than those included in the Company's Credit Agreement. The Notes were used, together with borrowings under the Company's

Revolving Credit Facility, to fund the acquisition of Clean Earth in 2019. See Note 3, Acquisitions and Dispositions, for additional information. The Company capitalized $9.0 million of fees related to the issuance of the Notes.

Other
In 2019, the Company recognized $6.7 million of expenses for fees and other costs related to bridge financing commitments that the Company arranged in the event that the Notes were not issued prior to the acquisition of Clean Earth. Because the Notes were issued prior to completion of the Clean Earth acquisition, the bridge financing commitments were not utilized.
Short-term borrowings totaled to $7.5 million and $3.6 million at December 31, 2020 and 2019, respectively. At December 31, 2020 and 2019, Short-term borrowings consist primarily of bank overdrafts and other third-party debt. The weighted-average interest rate for short-term borrowings at December 31, 2020 and 2019 was 3.4% and 5.6%, respectively.

9. Leases
The components of lease expense were as follows:

(In thousands)	2020	2019
Finance leases:
Amortization expense	$1,523	$1,234
Interest on lease liabilities	184	50
Operating leases	30,461	16,083
Variable and short-term leases	42,772	23,470
Sublease income	(202)	(198)
Total lease expense from continuing operations	$74,738	$40,639

Total lease expense for the year ended December 31, 2018, under then in effect lease accounting in accordance with U.S. GAAP, was $12.6 million.

Supplemental cash flow information related to leases was as follows:

(In thousands)	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Cash flows from operating activities - Operating leases	$28,057	$15,143
Cash flows from financing activities - Finance leases	1,367	1,317
ROU assets obtained in exchange for lease obligations:
Operating leases (a)	$69,044	$65,525
Finance leases	6,220	2,658
(a)     Cash flows include ROU assets of approximately $56 million that were recorded upon the acquisition of ESOL in 2020, approximately $34 million that were recorded upon adoption at January 1, 2019 and approximately $26 million that were recorded upon the acquisition of Clean Earth in 2019. See Note 3, Acquisitions and Dispositions, for additional information.
Supplemental balance sheet information related to leases was as follows:

(In thousands)	2020	2019
Operating Leases:
Operating lease ROU assets	$96,849	$52,065
Current portion of operating lease liabilities	24,862	12,544
Operating lease liabilities	69,860	36,974
Finance Leases:
Property, plant and equipment, net	$8,434	$3,519
Current maturities of long-term debt	1,683	1,237
Long-term debt	6,867	2,218

Supplemental additional information related to leases was as follows:

	2020	2019
Other information:
Weighted average remaining lease term - Operating leases (in years)	8.00	11.57
Weighted average remaining lease term - Finance leases (in years)	8.20	4.01
Weighted average discount rate - Operating leases	6.1%	6.3%
Weighted average discount rate - Finance leases	5.1%	4.2%

Maturities of lease liabilities were as follows:

(In thousand)	Operating Leases	Finance Leases
Year Ending December 31:
2021	$30,611	$1,972
2022	23,766	1,708
2023	18,791	1,492
2024	13,003	1,321
2025	7,994	708
After 2025	38,388	3,420
Total lease payments	132,553	10,621
Less: Imputed interest	(37,831)	(2,071)
Total	$94,722	$8,550

The Company's leases, excluding short-term leases, have remaining terms of less than one year to 30 years, some of which include options to extend for up to 10 years, and some of which include options to terminate within one year. As of December 31, 2020, the Company has additional operating leases for property and equipment that have not yet commenced with estimated ROU assets and lease liabilities of approximately $7 million to be recognized upon anticipated lease commencements in the first and second quarters of 2021. There are no material residual value guarantees or material restrictive covenants in any of the Company's leases.

10. Employee Benefit Plans
Pension Benefits
The Company has defined benefit pension plans covering a certain number of employees. The defined benefits for salaried employees generally are based on years of service and the employee's level of compensation during specified periods of employment. Defined benefit pension plans covering hourly employees generally provide benefits of stated amounts for each year of service. MEPPs in which the Company participates provide benefits to certain unionized employees. The Company's funding policy for qualified plans is consistent with statutory regulations and customarily equals the amount deducted for income tax purposes. Periodic voluntary contributions are made, as recommended, by the Company's Pension Committee.
For most U.S. defined benefit pension plans and a majority of international defined benefit pension plans, accrued service is no longer granted. In place of these plans, the Company has established defined contribution plans providing for the Company to contribute a specified matching amount for participating employees' contributions to the plan. For U.S. employees, this match is made on employee contributions up to 4% of eligible compensation. Additionally, the Company may provide a discretionary contribution for eligible employees. There have been no discretionary contributions provided for the years 2020, 2019 and 2018. For non-U.S. employees, this match is up to 6% of eligible compensation with an additional 2% going towards insurance and administrative costs.
NPPC for U.S. and international plans for 2020, 2019 and 2018 is as follows:

	U.S. Plans			International Plans
(In thousands)	2020	2019	2018	2020	2019	2018
Net Periodic Pension Cost:
Defined benefit pension plans:
Service cost	$—	$39	$42	$1,838	$1,447	$1,669
Interest cost	7,381	10,551	9,562	17,720	22,280	21,589

	U.S. Plans			International Plans
(In thousands)	2020	2019	2018	2020	2019	2018
Expected return on plan assets	(11,368)	(10,297)	(12,068)	(41,252)	(37,430)	(42,685)
Recognized prior service costs	—	—	1	511	326	(140)
Recognized losses	5,100	5,585	5,207	14,723	14,345	14,807
Settlement/curtailment loss (gain)	—	129	285	(92)	19	(36)
Defined benefit pension plan cost (income)	1,113	6,007	3,029	(6,552)	987	(4,796)
Multiemployer pension plans	620	727	686	969	1,167	1,313
Defined contribution plans	5,025	4,178	3,466	4,708	6,031	5,608
Net periodic pension cost (income)	$6,758	$10,912	$7,181	$(875)	$8,185	$2,125
The change in the financial status of the defined benefit pension plans and amounts recognized on the Consolidated Balance Sheets at December 31, 2020 and 2019 are as follows:

	U.S. Plans		International Plans
(In thousands)	2020	2019	2020	2019
Change in benefit obligation:
Benefit obligation at beginning of year	$294,693	$286,027	$988,288	$874,679
Service cost	—	39	1,838	1,447
Interest cost	7,381	10,551	17,720	22,280
Plan participants' contributions	—	—	35	36
Amendments	—	—	1,088	1,254
Actuarial (gain) loss	25,212	20,064	129,495	93,330
Settlements/curtailments	—	—	(256)	(343)
Benefits paid	(17,675)	(15,842)	(45,293)	(37,396)
Effect of foreign currency	—	—	29,526	33,010
Acquisitions/divestitures	(12,951)	(6,146)	(41)	(9)
Benefit obligation at end of year	$296,660	$294,693	$1,122,400	$988,288
Change in plan assets:
Fair value of plan assets at beginning of year	$226,268	$205,388	$864,636	$744,538
Actual return on plan assets	24,975	37,665	95,219	108,235
Employer contributions	3,528	8,306	21,962	21,121
Plan participants' contributions	—	—	35	36
Settlements/curtailments	—	—	(256)	(343)
Benefits paid	(17,675)	(15,842)	(44,869)	(37,217)
Effect of foreign currency	—	—	23,831	28,275
Acquisitions/divestitures	(10,971)	(9,249)	—	(9)
Fair value of plan assets at end of year	$226,125	$226,268	$960,558	$864,636
Funded status at end of year	$(70,535)	$(68,425)	$(161,842)	$(123,652)
Significant items impacting actuarial gains and losses for 2020 for U.S. plans included: the discount rate used to measure the benefit obligation decreased compared with the prior year, which caused the funded position to deteriorate; partially offset by the actual return on the fair value of plan assets since the prior measurement date was greater than assumed, which improved the funded position; and improvements in the mortality improvement projection assumption, which improved the funded position. The U.S. plans benefit obligation and the fair value of assets were also impacted by the divestiture of IKG in 2020, as these transferred to the buyer. See Note 3, Acquisitions and Dispositions, for additional information.
Significant items impacting actuarial gains and losses for 2020 for international plans, principally the U.K. plan, included: the discount rate used to measure the benefit obligation decreased compared with the prior year, which caused the funded position to deteriorate; partially offset by the actual return on the fair value of plan assets since the prior measurement date was greater than assumed, which improved the funded position.

Amounts recognized on the Consolidated Balance Sheets for defined benefit pension plans consist of the following at December 31, 2020 and 2019:

	U.S. Plans		International Plans
	December 31		December 31
(In thousands)	2020	2019	2020	2019
Noncurrent assets	$—	$—	$533	$987
Current liabilities	1,970	1,980	907	697
Noncurrent liabilities	68,565	64,465	161,468	123,942
Liabilities of assets held-for-sale	—	1,980	—	—
AOCI	135,281	133,806	487,697	415,781
Amounts recognized in AOCI for defined benefit pension plans consist of the following at December 31, 2020 and 2019:

	U.S. Plans		International Plans
(In thousands)	2020	2019	2020	2019
Net actuarial loss	$135,281	$133,806	$477,253	$408,709
Prior service cost	—	—	10,444	7,072
Total	$135,281	$133,806	$487,697	$415,781
The Company's estimate of expected contributions to be paid in 2021 for the U.S. and international defined benefit plans total $4.4 million and $25.2 million, respectively.
Future Benefit Payments
Expected benefit payments for defined benefit pension plans over the next ten years are as follows:

(In millions)	2021	2022	2023	2024	2025	2026-2030
U.S. Plans	$25.6	$17.1	$17.0	$16.8	$16.7	$80.6
International Plans	45.1	46.0	47.4	48.3	49.8	264.2

Net Periodic Pension Cost and Defined Benefit Pension Obligation Assumptions
The weighted-average actuarial assumptions used to determine the defined benefit pension plan NPPC for 2020, 2019 and 2018 were as follows:

	U.S. Plans December 31			International Plans December 31			Global Weighted-Average December 31
	2020	2019	2018	2020	2019	2018	2020	2019	2018
Discount rates	3.2%	4.2%	3.5%	2.1%	2.9%	2.6%	2.4%	3.2%	2.8%
Expected long-term rates of return on plan assets	7.0%	7.3%	7.3%	5.2%	5.5%	5.6%	5.6%	5.9%	6.0%
The expected long-term rates of return on defined benefit pension plan assets for the 2021 NPPC are 6.8% for the U.S. plans and 4.7% for the international plans. The expected global long-term rate of return on assets for 2021 is 5.1%.
The weighted-average actuarial assumptions used to determine the defined benefit pension plan obligations at
December 31, 2020 and 2019 were as follows:

	U.S. Plans		International Plans		Global Weighted-Average
	December 31		December 31		December 31
	2020	2019	2020	2019	2020	2019
Discount rates	2.4%	3.2%	1.4%	2.1%	1.6%	2.4%
Since accrued service is no longer granted to the U.S. defined benefit plans and the majority of the international defined benefit pension plans, the rate of compensation increase did not have a significant impact on the defined benefit pension obligation at December 31, 2020 and 2019 or the defined benefit pension plan NPPC for the years ended 2020, 2019 and 2018.
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

Accumulated Benefit Obligation
The accumulated benefit obligation for all defined benefit pension plans at December 31, 2020 and 2019 was as follows:

	U.S. Plans		International Plans
	December 31		December 31
(In millions)	2020	2019	2020	2019
Accumulated benefit obligation	$296.7	$294.7	$1,116.1	$982.7

Defined Benefit Pension Plans with Accumulated Benefit Obligation in Excess of Plan Assets
The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for defined benefit pension plans with accumulated benefit obligations in excess of plan assets at December 31, 2020 and 2019 were as follows:

	U.S. Plans		International Plans
	December 31		December 31
(In millions)	2020	2019	2020	2019
Projected benefit obligation	$296.7	$294.7	$1,115.7	$966.3
Accumulated benefit obligation	296.7	294.7	1,109.8	961.1
Fair value of plan assets	226.1	226.3	953.5	841.9

The asset allocations attributable to the Company's U.S. defined benefit pension plans at December 31, 2020 and 2019, and the long-term target allocation of plan assets, by asset category, are as follows:

	Target Long-Term Allocation	Percentage of Plan Assets December 31
U.S. Plans Asset Category		2020	2019
Domestic equity securities	25%-35%	30.8%	30.8%
International equity securities	20%-30%	26.5%	25.3%
Fixed income securities	31%-41%	33.4%	34.8%
Cash and cash equivalents	Less than 5%	0.7%	0.8%
Other (a)	4%-14%	8.6%	8.3%
(a)    Investments within this caption include diversified global asset allocation funds and credit collection funds.
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
The Company reviews the long-term expected return on asset assumption on a periodic basis considering a variety of factors including historical investment returns achieved over a long-term period, the targeted allocation of plan assets and future expectations based on a model of asset returns for an actively managed portfolio. The model simulates 1,000 different capital market results over 20 years. The expected return-on-asset assumption for U.S. defined benefit pension plans for 2021 and 2020 are 6.8% and 7.0%, respectively.
The U.S. defined benefit pension plans' assets include 330,000 shares at December 31, 2020 and 360,000 shares at December 31, 2019 of the Company's common stock, valued at $5.9 million and $8.3 million, respectively. These shares represented 2.6% and 3.7% of total U.S. plan assets at December 31, 2020 and 2019, respectively.
The asset allocations attributable to the Company's international defined benefit pension plans at December 31, 2020 and 2019 and the long-term target allocation of plan assets, by asset category, are as follows:

International Plans Asset Category	Target Long-Term Allocation	Percentage of Plan Assets December 31
		2020	2019
Equity securities	29.0%	32.1%	31.6%
Fixed income securities	50.0%	49.3%	48.5%
Cash and cash equivalents	—	0.2%	0.3%
Other (b)	21.0%	18.4%	19.6%
(b)     Investments within this caption include diversified growth funds and real estate funds.
International defined benefit pension plan assets at December 31, 2020 in the U.K. defined benefit pension plan totaled approximately 95% of the international defined benefit pension plan assets. The U.K. plan assets are allocated among various categories of equities, fixed income securities and cash and cash equivalents with professional investment managers whose performance is actively monitored. The primary investment objective is long-term growth of assets in order to meet present and future benefit obligations. The Company periodically conducts asset/liability modeling studies and accordingly adjusts investment amounts within asset categories to ensure the long-term investment strategy is aligned with the profile of benefit obligations.
For the international long-term rate of return assumption, the Company considered the current level of expected returns in risk-free investments (primarily government bonds), the historical level of the risk premium associated with other asset classes in which the portfolio is invested, and the expectations for future returns of each asset class and plan expenses. The expected return for each asset class is then weighted based on the target asset allocation to develop the expected long-term rate of return on assets. The expected return on asset assumption for the U.K. defined benefit pension plan for 2021 and 2020 are 4.7% and 5.2%, respectively. The remaining international defined benefit pension plans, with plan assets representing approximately 5% of the international defined benefit pension plan assets, are under the guidance of professional investment managers and have similar investment objectives.
The fair values of the Company's U.S. defined benefit pension plans' assets at December 31, 2020 by asset class are as follows:

(In thousands)	Total	Level 1	Investments Valued at Net Asset Value (c)
Domestic equities:
Common stocks	$5,934	$5,934	$—
Mutual funds—equities	63,651	63,651	—
International equities:
Mutual funds—equities	59,933	59,933	—
Fixed income investments:
Mutual funds—bonds	75,441	75,441	—
Other—mutual funds	8,944	8,944	—
Cash and money market accounts	1,691	1,691	—
Other—partnerships/joint ventures	10,531	—	10,531
Total	$226,125	$215,594	$10,531
(c)     Certain investments that are measured at fair value using Net Asset Value per share (or its equivalent) as a practical expedient have not been classified in the fair value hierarchy.
The fair values of the Company's U.S. defined benefit pension plans' assets at December 31, 2019 by asset class are as follows:

(In thousands)	Total	Level 1	Investments Valued at Net Asset Value
Domestic equities:
Common stocks	$8,285	$8,285	$—
Mutual funds—equities	61,346	61,346	—
International equities:
Mutual funds—equities	57,188	57,188	—
Fixed income investments:
Mutual funds—bonds	78,685	78,685	—
Other—mutual funds	8,764	8,764	—
Cash and money market accounts	1,816	1,816	—
Other - partnerships/joint ventures	10,184	—	10,184
Total	$226,268	$216,084	$10,184
The fair values of the Company's international defined benefit pension plans' assets at December 31, 2020 by asset class are as follows:

(In thousands)	Total	Level 1	Level 2
Equity securities:
Mutual funds—equities	$308,002	$—	$308,002
Fixed income investments:
Mutual funds—bonds	467,864	—	467,864
Insurance contracts	6,282	—	6,282
Other:
Other mutual funds	176,679	—	176,679
Cash and money market accounts	1,731	1,731	—
Total	$960,558	$1,731	$958,827

The fair values of the Company's international defined benefit pension plans' assets at December 31, 2019 by asset class are as follows:

(In thousands)	Total	Level 1	Level 2
Equity securities:
Mutual funds—equities	$273,568	$—	$273,568
Fixed income investments:
Mutual funds—bonds	413,249	—	413,249
Insurance contracts	5,705		5,705
Other:
Other mutual funds	169,886	—	169,886
Cash and money market accounts	2,228	2,228	—
Total	$864,636	$2,228	$862,408

Following is a description of the valuation methodologies used for the defined benefit pension plans' investments measured at fair value:
•Level 1 Fair Value Measurements—Investments in interest-bearing cash are stated at cost, which approximates fair value. The fair values of money market accounts and certain mutual funds are based on quoted net asset values of the shares held by the plan at year-end. The fair values of domestic and international stocks and corporate bonds, notes and convertible debentures are valued at the closing price reported in the active market on which the individual securities are traded.
•Level 2 Fair Value Measurements—The fair values of investments in mutual funds for which quoted net asset values in an active market are not available are valued by the investment advisor based on the current market values of the underlying assets of the mutual fund based on information reported by the investment consistent with audited financial statements of the mutual fund. Further information concerning these mutual funds may be obtained from their separate audited financial statements. Investments in U.S. Treasury notes and collateralized securities are valued based on yields currently available on comparable securities of issuers with similar credit ratings.

Multiemployer Pension Plans
The Company, through the Harsco Environmental Segment, contributes to several MEPPs under the terms of collective-bargaining agreements that cover union-represented employees, many of whom are temporary in nature. The Company's total contributions to MEPPs were $1.6 million, $1.9 million and $2.0 million for the years ended December 31, 2020, 2019 and 2018, respectively.

11. Income Taxes
Current income tax expense or benefit represents the amounts expected to be reported on the Company's income tax returns, and deferred income tax expense or benefit represents the change in net deferred tax assets and liabilities. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities as measured by the enacted income tax rates that will be in effect when these differences reverse. Valuation allowances are recorded as appropriate to reduce deferred tax assets to the amount considered more likely than not to be realized.

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
Income (loss) from continuing operations before income taxes and equity income as reported on the Consolidated Statements of Operations consists of the following:

(In thousands)	2020	2019	2018
U.S.	$(67,276)	$(13,934)	$28,281
International	36,151	70,405	85,368
Total income (loss) from continuing operations before income taxes and equity income	$(31,125)	$56,471	$113,649

Income tax expense (benefit) as reported on the Consolidated Statements of Operations consists of the following:

(In thousands)	2020	2019	2018
Income tax expense (benefit):
Currently payable:
U.S. federal	$(12,116)	$903	$(7)
U.S. state	575	233	177
International	19,216	23,775	17,127
Total income taxes currently payable	7,675	24,911	17,297
Deferred U.S. federal	(7,452)	(5,924)	1,854
Deferred U.S. state	(2,646)	(1,303)	(10,911)
Deferred international	(356)	2,530	(2,741)
Total income tax expense (benefit) from continuing operations	$(2,779)	$20,214	$5,499
Cash payments for income taxes were $34.9 million, $115.6 million and $26.8 million for 2020, 2019 and 2018, respectively. The decrease in cash payments for 2020 is principally due to payments associated with the gain on the sale of AXC in 2019 not recurring in 2020.
A reconciliation of the normal expected statutory U.S. federal income tax expense (benefit) to the actual Income tax expense (benefit) from continuing operations as reported on the Consolidated Statements of Operations is as follows:

(In thousands)	2020	2019	2018
U.S. federal income tax expense (benefit)	$(6,536)	$11,859	$23,866
U.S. state income taxes, net of federal income tax benefit	(1,589)	(274)	566
U.S. other domestic deductions and credits	(3,435)	(1,322)	(2,407)
Difference in effective tax rates on international earnings and remittances	9,450	9,550	5,394
Uncertain tax position contingencies and settlements	289	310	(1,180)
Changes in realization on beginning of the year deferred tax assets	(370)	2,343	(6,937)
U.S. non-deductible expenses	2,363	2,554	1,128
Impact of U.S. tax reform	—	1,643	(11,686)
Net operating loss carryback	(2,696)	—	—
State deferred tax rate change	(41)	(3,353)	—
Foreign derived intangible income deduction	—	—	(2,366)
Employee share-based payments	(214)	(3,064)	(736)
Other, net	—	(32)	(143)
Total income tax expense (benefit) from continuing operations	$(2,779)	$20,214	$5,499

At December 31, 2020, 2019 and 2018, the Company's annual effective income tax rate on income (loss) from continuing operations was 8.9%, 35.8% and 4.8%, respectively.

The Company’s international income from continuing operations before income taxes and equity income was $36.2 million and $70.4 million for 2020 and 2019, respectively. The Company's total international income tax expense decreased from $26.3 million in 2019 to $18.9 million in 2020 primarily due to reduction in profit from the impact of COVID 19, the change in mix of income, and a valuation allowance increase on a deferred tax asset due to lower projected income in a certain jurisdiction in 2019 not recurring in 2020.

The Company’s differences in effective income tax rates for 2020 and 2019 on international earnings and remittances was $9.5 million and $9.6 million, respectively, which included U.S income tax expense on international deemed remittances of $0.1 million and $1.0 million respectively.

The Company's U.S. loss from continuing operations before income taxes and equity income was $67.3 million and $13.9 million for 2020 and 2019, respectively. The Company's total U.S. income tax benefit increased from $6.1 million in 2019 to $21.6 million in 2020 primarily due to increased expenses from corporate strategic spending and net operating loss carrybacks.

The income tax effects of the temporary differences giving rise to the Company's deferred tax assets and liabilities at December 31, 2020 and 2019 are as follows:

	2020 (b)		2019 (b)
(In thousands)	Asset	Liability	Asset	Liability
Depreciation and amortization (a)	$—	$78,029	$—	$57,591
Right-of-use assets (a)		23,507		15,567
Operating lease liabilities (a)	22,968		14,929
Expense accruals	20,844	—	18,421	—
Inventories	2,884	—	4,568	—
Provision for receivables	4,903	—	1,109	—
Deferred revenue	—	4,425	—	3,222
Operating loss carryforwards	101,022	—	85,378	—
Foreign tax credit carryforwards	11,445	—	24,219	—
Pensions	49,641	—	38,766	—
Currency adjustments	797	—	462	—
Deferred financing costs	—	269	—	566
Post-retirement benefits	340	—	411	—
Stock based compensation	6,696	—	6,572	—
Other	—	74	—	769
Subtotal	221,540	106,304	194,835	77,715
Valuation allowance	(140,615)	—	(127,074)	—
Total deferred income taxes	$80,925	$106,304	$67,761	$77,715
(a)The increase in 2020 is primarily related to the ESOL acquisition. See Note 3, Acquisitions and Dispositions, for additional information. The 2019 disclosure has been adjusted to reflect the gross deferred tax right-of-use asset and related gross deferred lease liability.
(b) Does not include approximately $1.2 billion of statutory loss carryforwards within Luxembourg for which the Company considers the utilization of these attributes remote and as such no deferred tax asset or corresponding valuation allowance has been recorded.
At December 31, 2020, the tax-effected amount of NOLs totaled $101.0 million. Tax-effected NOLs from international operations are $75.8 million. Of that amount, $65.3 million can be carried forward indefinitely and $10.5 million will expire at various times between 2021 and 2040. Tax-effected U.S. state NOLs are $17.1 million. Of that amount, $3.7 million expire at various times between 2021 and 2025, $4.0 million expire at various times between 2026 and 2030, $3.2 million expire at various times between 2031 and 2035 and $6.2 million expire at various times between 2036 and 2040. At December 31, 2020, the tax-effected amount of U.S. Federal NOLs totaled $8.1 million. Of that amount, $6.3 million can be carried forward indefinitely and $1.8 million will expire at various times between 2033 and 2034.
Valuation allowances of $140.6 million, $127.1 million and $137.5 million at December 31, 2020, 2019 and 2018, respectively, related principally to deferred tax assets for pension liabilities, NOLs, foreign tax credit carryforwards, capital loss carryforwards and foreign currency translation that are uncertain as to realizability. In 2020, the Company recorded a valuation allowance reduction of $15.5 million related to foreign tax credit carryforwards due to statutory limitation expiration. The Company recorded a valuation allowance increase of $13.0 million related to pension liabilities, a net valuation allowance increase of $9.8 million related to losses in certain jurisdictions where the Company determined that it is more likely than not that these assets will not be realized, and a valuation allowance increase of $3.3 million from the effects of foreign currency translation adjustments. In 2019, the Company recorded a valuation allowance reduction of $12.5 million related to capital loss carryforwards, foreign tax credit carryforwards and state net operating loss carryforwards due to the losses and foreign tax credit carryforwards being utilized to reduce the tax liabilities on the capital gain realized as a result of the sale of AXC and PK. In addition, the Company recorded a valuation allowance reduction (and corresponding reduction to deferred tax assets) of $5.6 million due to the merger and liquidation of certain foreign dormant entities resulting in the loss of certain tax attributes, offset by a net increase of $7.9 million related to losses in certain jurisdictions where the Company determined that it is more likely than not that these assets will not be realized.
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
The Company recognizes accrued interest and penalty expense related to unrecognized income tax benefits in income tax expense or benefit. The Company recognized an income tax expense of $0.2 million and $0.3 million during 2020 and 2019, respectively, for interest and penalty, and an income tax benefit of $0.2 million during 2018 for interest and penalties primarily due to the expiration of statutes of limitation and resolution of examinations. The Company has accrued $1.4 million, $1.2 million and $0.9 million for the payment of interest and penalties at December 31, 2020, 2019 and 2018, respectively.
A reconciliation of the change in the unrecognized income tax benefits balance from January 1, 2018 to December 31, 2020 is as follows:

(In thousands)	Unrecognized Income Tax Benefits	Deferred Income Tax Benefits	Unrecognized Income Tax Benefits, Net of Deferred Income Tax Benefits
Balances, January 1, 2018	$3,623	$(31)	$3,592
Additions for tax positions related to the current year (includes currency translation adjustment)	196	(1)	195
Statutes of limitation expirations	(1,397)	6	(1,391)
Balance at December 31, 2018	2,422	(26)	2,396
Additions for tax positions related to the current year (includes currency translation adjustment)	414	(7)	407
Additions for tax positions related to prior years (includes currency translation adjustment)	681	—	681
Statutes of limitation expirations	(326)	2	(324)
Settlements	(62)	9	(53)
Balance at December 31, 2019	3,129	(22)	3,107
Additions for tax positions related to the current year (includes currency translation adjustment)	596	(2)	594
Other reductions for tax positions related to prior years	(771)	—	(771)
Statutes of limitation expirations	(58)	2	(56)
Total unrecognized income tax benefits that, if recognized, would impact the effective income tax rate at December 31, 2020	$2,896	$(22)	$2,874
Within the next twelve months, it is reasonably possible that up to $0.6 million of unrecognized income tax benefits will be recognized upon settlement of income tax examinations and the expiration of various statutes of limitations.
The Company files income tax returns as prescribed by the tax laws of the jurisdictions in which it operates. With few exceptions, the Company is no longer subject to U.S and international income tax examinations by tax authorities through 2014.

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

The following table summarizes information related to the location and undiscounted amount of the Company's environmental liabilities:

(In thousands)	December 31 2020	December 31 2019
Current portion of environmental liabilities (a)	$6,933	$3,431
Long-term environmental liabilities	29,424	5,600
Total environmental liabilities	$36,357	$9,031
(a)    The current portion of environmental liabilities is included in the caption Other current liabilities on the Company's Consolidated Balance Sheets.

Environmental liabilities relate primarily to the ESOL business which was acquired on April 6, 2020. As part of the ESOL acquisition, the Company assumed control of certain closed sites that were being monitored as part of ongoing environmental remediation plans. See Note 3, Acquisitions and Dispositions, for additional details.

Legal Proceedings

In the ordinary course of business, the company is a defendant or party to various claims and lawsuits, including those discussed below.

On January 27, 2020, the U.S. EPA issued a Notice of Potential Liability to the Company, along with several other companies, concerning the Newtown Creek Superfund Site located in Kings and Queens Counties in New York. The Notice alleges certain facilities formerly owned or operated by subsidiaries of the Company may have resulted in the discharge of hazardous substances into Newtown Creek or its Dutch Kills tributary. The site has been subject to CERCLA response activities since approximately 2011, and a feasibility study is currently being performed to evaluate a potential early action response for the lower two miles of the Creek. The Company is one of approximately seventeen (17) Potentially Responsible Parties that have received notices, though it is believed other PRPs may exist. The Company vigorously contests the allegations of the Notice and currently does not believe that this matter will have a material effect on the Company’s financial position.

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

As previously disclosed, the Company has had ongoing meetings with the SCE over processing salt cakes, a processing byproduct, stored at the Al Hafeerah site. The Company’s Bahrain operations that produced the salt cakes has ceased operations. An Environmental Impact Assessment and Technical Feasibility Study for facilities to process the salt cakes was approved by the SCE during the first quarter of 2018. Commissioning of the facilities is currently in progress and should be completed by the end of March 2021, and full operations are expected during the second half of 2021. The Company has previously established a reserve of $7.0 million, which represents the Company's best estimate of the ultimate costs to be incurred to resolve this matter. The Company continues to evaluate this reserve and any future change in estimated costs could be material to the Company’s results of operations in any one period.

On July 27, 2018 Brazil’s Federal and Rio de Janeiro State Public Prosecution Offices (MPF and MPE) filed a Civil Public Action against one of the Company's customers (CSN), the Company’s Brazilian subsidiary, the Municipality of Volta Redonda, Brazil, and the Instituto Estadual do Ambiente (local environmental protection agency) seeking the implementation of various measures to limit and reduce the accumulation of customer-owned slag at the site in Brazil. On August 6, 2018 the 3rd Federal Court in Volta Redonda granted the MPF and MPE an injunction against the same parties requiring, among other things, CSN and the Company’s Brazilian subsidiary to limit the volume of slag sent to the site. Because the customer owns the site and the slag located on the site, the Company believes that complying with this injunction is the steel producer’s responsibility. On March 18, 2019 the Court issued an order fining the Company 5,000 Brazilian reais per day (or approximately $1,000 per day) and CSN 20,000 Brazilian reais per day (or approximately $3,900 per day) until the requirements of the injunction are met. On November 1, 2019, the Court issued an additional order increasing the fines assessed to the Company to 25,000 Brazilian reais per day (or approximately $4,800 per day) and raising the fines assessed to CSN to 100,000 Brazilian reais per day (or approximately $19,300 per day). The Court also assessed an additional fine of 10,000,000 Brazilian reais (or approximately $1,925,000) against CSN and the Company jointly. The Company is appealing the fines and the underlying injunction. Both the Company and CSN continue to have discussions with the governmental authorities on the injunction and the possible resolution of the underlying case. The Company does not believe that a loss relating to this matter is probable or estimable at this point.

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

In October 2009 the Company received notification of the SPRA’s final administrative decision regarding the levying of ICMS in the State of São Paulo in relation to services provided to a customer in the State between January 2004 and May 2005. As of December 31, 2020, the principal amount of the tax assessment from the SPRA with regard to this case is approximately $1.2 million, with penalty, interest and fees assessed to date increasing such amount by an additional $16.3 million. On June 4, 2018, the Appellate Court of the State of Sao Paulo ruled in favor of the SPRA but ruled that the assessed penalty should be reduced to approximately $1.2 million. After calculating the interest accrued on the penalty, the Company estimates that this ruling reduces the current overall potential liability for this case to approximately $7 million. All such amounts include the effect of foreign currency translation. The Company has appealed the ruling in favor of the SPRA to the Superior Court of Justice. Due to multiple court precedents in the Company's favor, as well as the Company's ability to appeal, the Company does not believe a loss is probable.
Another ICMS tax case involving the SPRA refers to the tax period from January 2002 to December 2003. In December 2018, the administrative tribunal hearing the case upheld the Company's liability. The Company has appealed to the judicial phase. The aggregate amount assessed by the tax authorities in August 2005 was $4.9 million (the amounts with regard to this claim are valued as of the date of the assessment since it has not yet reached the collection phase), composed of a principal amount of $1.2 million, with penalty and interest assessed through that date increasing such amount by an additional $3.7 million. On December 6, 2018, the administrative tribunal reduced the applicable penalties to $0.8 million. After calculating the interest accrued on the current penalty, the Company estimates that the current overall potential liability for this case to be approximately
$6 million. All such amounts include the effect of foreign currency translation. Due to multiple court precedents in the Company's favor the Company does not believe a loss is probable.
The Company continues to believe that sufficient coverage for these claims exists as a result of the indemnification obligations of the Company's customer and such customer’s pledge of assets in connection with the October 2009 notice, as required by Brazilian law.

On December 30, 2020, the Company received an assessment from the municipal authority in Ipatinga, Brazil alleging approximately $1.8 million in unpaid service taxes from the period 2015 to 2020. After calculating the interest and penalties accrued, the Company estimates that the current overall potential liability for this case to be approximately $3.0 million. On

January 18, 2021, the Company filed a challenge to the assessment. Due to the multiple defenses that are available, the Company does not believe a loss is probable.

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

Brazilian Labor Disputes
The Company is subject to ongoing collective bargaining and individual labor claims in Brazil through the Harsco Environmental Segment which allege, among other things, the Company's failure to pay required amounts for overtime and vacation at certain sites. The Company is vigorously defending itself against these claims; however, litigation is inherently unpredictable, particularly in foreign jurisdictions. While the Company does not currently expect that the ultimate resolution of these claims will have a material adverse effect on the Company’s financial condition, results of operations or cash flows, it is not possible to predict the ultimate outcome of these labor-related disputes. As of December 31, 2020 and 2019, the Company has established reserves of $4.3 million and $6.5 million, respectively, on the Consolidated Balance Sheets for amounts considered to be probable and estimable.

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
At December 31, 2020, there were approximately 17,159 pending asbestos personal injury actions filed against the Company. Of those actions, approximately 16,599 were filed in the New York Supreme Court (New York County), approximately 119 were filed in other New York State Supreme Court Counties and approximately 441 were filed in courts located in other states.
The complaints in most of those actions generally follow a form that contains a standard damages demand of $20 million or $25 million, regardless of the individual plaintiff's alleged medical condition, and without identifying any specific Company product.

At December 31, 2020, approximately 16,549 of the actions filed in New York Supreme Court (New York County) were on the Deferred/Inactive Docket created by the court in December 2002 for all pending and future asbestos actions filed by persons who cannot demonstrate that they have a malignant condition or discernible physical impairment. The remaining approximately 50 cases in New York County are pending on the Active or In Extremis Docket created for plaintiffs who can demonstrate a malignant condition or physical impairment.

The Company has liability insurance coverage under various primary and excess policies that the Company believes will be available, if necessary, to substantially cover any liability that might ultimately be incurred in the asbestos actions referred to above. The costs and expenses of the asbestos actions are being paid by the Company’s insurers.
In view of the persistence of asbestos litigation in the U.S., the Company expects to continue to receive additional claims in the future. The Company intends to continue its practice of vigorously defending these claims and cases. At December 31, 2020, the Company has obtained dismissal in approximately 28,310 cases by stipulation or summary judgment prior to trial.
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

13. Capital Stock
The authorized capital stock of the Company consists of 150,000,000 shares of common stock and 4,000,000 shares of preferred stock, both having a par value of $1.25 per share. The preferred stock is issuable in series with terms as fixed by the Board of Directors (the "Board"). No preferred stock has been issued. The following table summarizes the Company's common stock:

	Shares Issued	Treasury Shares (a)	Outstanding Shares
Outstanding, January 1, 2018	112,888,126	32,434,274	80,453,852
Shares issued for vested restricted stock units	545,908	161,774	384,134
Stock appreciation rights exercised	39,917	11,808	28,109
Treasury shares purchased	—	1,321,072	(1,321,072)
Outstanding, December 31, 2018	113,473,951	33,928,928	79,545,023
Shares issued for vested restricted stock units	321,965	125,863	196,102
Shares issued for vested performance stock units	908,566	379,353	529,213
Stock appreciation rights exercised	15,865	4,619	11,246
Treasury shares purchased	—	1,766,826	(1,766,826)
Outstanding, December 31, 2019	114,720,347	36,205,589	78,514,758
Shares issued for vested restricted stock units	229,413	91,188	138,225
Shares issued for vested performance stock units	471,412	206,261	265,151
Stock appreciation rights exercised	8,870	2,634	6,236
Outstanding, December 31, 2020	115,430,042	36,505,672	78,924,370
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

The following is a reconciliation of the average shares of common stock used to compute basic earnings per common share to the shares used to compute diluted earnings per common share as shown on the Consolidated Statements of Operations:

(In thousands, except per share data)	2020	2019	2018
Income (loss) from continuing operations attributable to Harsco Corporation common stockholders	$(32,526)	$28,231	$100,578
Weighted-average shares outstanding—basic	78,939	79,632	80,716
Dilutive effect of stock-based compensation	—	1,743	2,879
Weighted-average shares outstanding—diluted	78,939	81,375	83,595
Income (loss) from continuing operations per common share, attributable to Harsco Corporation common stockholders:
Basic	$(0.41)	$0.35	$1.25
Diluted	$(0.41)	$0.35	$1.20
The following average outstanding stock-based compensation units were not included in the computation of diluted earnings per share because the effect was antidilutive:

(In thousands)	2020	2019	2018
Restricted stock units	714	—	—
Stock appreciation rights	2,474	491	306
Performance share units	887	124	—

14. Stock-Based Compensation
During 2020, the Company's stockholders and Board of Directors approved Amendment No. 2 to the 2013 Equity and Incentive Compensation Plan ("Amendment No. 2"). Amendment No. 2 increased the number of shares available for new awards and increased the number of shares that may be issued or transferred by the Company in connection with awards other than option rights or stock appreciation rights ("SAR's"). The 2013 Equity and Incentive Plan as amended (the "2013 Plan") authorizes the issuance of up to 9.9 million shares of the Company's common stock for use in paying incentive compensation awards in the form of stock options or other equity awards such as restricted stock, restricted stock units ("RSUs"), stock appreciation rights ("SARs") or performance share units ("PSUs"). Of the 9.9 million shares authorized, a maximum of 6.5 million shares may be issued for awards other than option rights or SARs, as defined in the 2013 Plan. The 2016 Non-Employee Directors' Long-Term Equity Compensation Plan (the "2016 Plan") authorizes the issuance of up to 400 thousand shares of the Company's common stock for equity awards. Both plans have been approved by the Company's stockholders. At December 31, 2020, there were 3.0 million shares available for granting equity awards under the 2013 Plan, of which 2.3 million shares were available for awards other than option rights or SARs. At December 31, 2020, there were 123 thousand shares available for granting equity awards under the 2016 Plan.

Restricted Stock Units
The Company's Board approves the granting of performance-based RSUs as the long-term equity component of director, officer and certain key employee compensation. The RSUs require no payment from the recipient and compensation cost is measured based on the market price of the Company's common stock on the grant date and is generally recorded over the vesting period. RSUs granted to officers and certain key employees in 2018, 2019 and 2020 either vest on a pro-rata basis over three years or upon obtainment of specified retirement or years of service criteria. The vesting period for RSUs granted to non-employee directors is one year and each RSU is exchanged for an equal number of shares of the Company's common stock upon vesting for awards issued under the 2016 Plan and following the termination of the participant's service as a director under prior plans. RSUs do not have an option for cash payment.

The following table summarizes RSUs issued and the compensation expense recorded for the years ended December 31, 2020, 2019, and 2018:

	RSUs (a)	Weighted Average Fair Value	Expense
(Dollars in thousands, except per unit)			2020	2019	2018
Directors:
2017	56,203	$13.70	$—	$—	$179
2018	43,821	20.54	—	280	511
2019	14,211	25.33	—	240	—
2020	34,986	10.29	360	—	—
Employees:
2015	239,679	16.53	—	—	193
2016	536,773	7.09	—	290	835
2017	286,251	13.70	95	832	910
2018	242,791	19.93	827	1,208	1,546
2019	270,864	22.25	1,381	1,620	—
2020	522,087	8.22	1,337	—	—
Total			$4,000	$4,470	$4,174
(a)     Represents number of awards originally issued.
RSU activity for the year ended December 31, 2020 was as follows:

	Number of Shares	Weighted Average Grant-Date Fair Value
Non-vested at December 31, 2019	466,609	$20.26
Granted	557,073	8.35
Vested	(230,740)	18.66
Forfeited	(106,655)	15.67
Non-vested at December 31, 2020	686,287	11.84
At December 31, 2020, the total unrecognized compensation expense related to non-vested RSUs was $4.6 million, which will be recognized over a weighted-average period of 1.8 years.
The total fair value of RSU's vested in 2020, 2019 and 2018 was $4.3 million, $4.7 million and $6.0 million, respectively.
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

During 2018, the Company issued SARS covering 221,818 shares in March and 7,622 in July under the 2013 Plan. During 2019, the Company issued SARS covering 216,100 shares in March and 13,244 shares in July under the 2013 Plan. During 2020, the Company issued SARS covering 785,152 shares in March and 20,526 in October under the 2013 Plan.

The fair value of each SAR grant was estimated on the grant date using a Black-Scholes pricing model with the following assumptions:

	Risk-free Interest rate	Dividend Yield	Expected Life (Years)	Volatility	SAR Grant Price	Fair Value of SAR
March 2018 Grant	2.69%	—%	6.0	44.6%	$19.80	$9.16
July 2018 Grant	2.87%	—%	6.0	44.7%	24.65	11.48
March 2019 Grant	2.52%	—%	6.0	46.2%	22.51	10.62
July 2019 Grant	1.84%	—%	6.0	47.1%	27.39	12.80
March 2020 Grant	0.76%	—%	6.0	45.2%	10.29	3.03
October 2020 Grant	0.44%	—%	6.0	60.3%	14.89	8.12

The March 2020 Grant's fair value was estimated using a Monte Carlo simulation because the exercise price is greater than the fair value of Harsco common stock on the grant date.

SARs activity for the year ended December 31, 2020 was as follows:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (in millions) (b)
Outstanding, December 31, 2019	1,908,220	$16.44	$13.0
Granted	805,678	10.41
Exercised	(60,532)	9.17
Forfeited/Expired	(252,235)	18.63
Outstanding, December 31, 2020	2,401,131	14.37	11.7
(b)     Intrinsic value is defined as the difference between the current market value and the exercise price, for those SARs where the market price exceeds the exercise price.
The total intrinsic value of SARs exercised in 2020, 2019 and 2018 was $0.5 million, $0.3 million, and $0.5 million, respectively.
The following table summarizes information concerning outstanding and exercisable SARs at December 31, 2020:

	SARs Outstanding				SARs Exercisable
Range of exercisable prices	Vested	Non-vested	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Life in Years	Number Exercisable	Weighted-Average Exercise Price per Share
$7.00 - $14.89	677,299	711,856	$9.95	7.54	677,299	$9.45
$16.53 - $22.70	646,894	163,550	19.33	5.52	646,894	18.75
$23.25 - $26.92	198,991	2,541	24.87	3.61	198,991	24.87
	1,523,184	877,947	14.37	6.53	1,523,184	15.41
Total compensation expense related to SARs was $1.8 million, $1.9 million and $1.8 million for the years ended December 31, 2020, 2019 and 2018, respectively. At December 31, 2020, total unrecognized compensation expense related to non-vested SARs was $2.5 million, which will be recognized over a weighted average period of 1.8 years.
Weighted-average grant date fair value of non-vested SARs for the year ended December 31, 2020 was as follows:

	Number of Shares		Weighted-Average Grant Date Fair Value
Non-vested shares, December 31, 2019	449,736		$9.32
Granted	805,678		3.16
Vested	(253,741)		7.81
Forfeited	(123,726)		6.54
Non-vested shares, December 31, 2020	877,947	877947	4.50

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

During the year ended December 31, 2018, the Company granted 233,266 shares in March and 6,742 shares in July under the 2013 Plan. During the year ended December 31, 2019, the Company granted 233,112 shares in March, 6,189 shares in July and 38,006 shares in August under the 2013 Plan. During the year ended December 31, 2020, the Company granted 513,995 shares in March and 11,194 shares in October under the 2013 Plan. The fair value of PSUs granted was estimated on the grant date using a Monte Carlo pricing model with the following assumptions:

	Risk-free Interest rate	Dividend Yield	Expected Life (Years)	Volatility	Fair Value of PSU
March 2018 Grant	2.36%	—%	2.83	34.7%	$29.56
July 2018 Grant	2.69%	—%	2.42	33.1%	39.06
March 2019 Grant	2.48%	—%	2.82	33.8%	29.04
July 2019 Grant	1.75%	—%	2.50	34.3%	40.07
August 2019 Grant	1.57%	—%	2.41	34.9%	23.38
March 2020 Grant	0.56%	—%	2.81	36.0%	4.40
October 2020 Grant	0.17%	—%	2.20	53.7%	17.01

Total compensation expense related to PSUs was $3.4 million, $5.1 million and $4.3 million for the years ended
December 31, 2020, 2019 and 2018, respectively. At December 31, 2020, total unrecognized compensation expense related to non-vested PSUs was $3.4 million, which will be recognized over a weighted average period of 1.4 years.

A summary of the Company's non-vested PSU activity during the year ending December 31, 2020 was as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Non-vested shares, December 31, 2019	465,584	$28.95
Granted	525,189	4.67
Forfeited	(124,523)	21.08
Vested, not issued (c)	(169,932)	29.76
Non-vested shares, December 31, 2020	696,318	11.85
(c) The measurement period for PSUs issued in 2018 ended on December 31, 2020 and these shares vested but will not be issued until the Board certifies the measurement period results in early 2021. A total of 124,050 shares are expected to be issued.

15. Financial Instruments
Off-Balance Sheet Risk
As collateral for the Company's performance and to insurers, the Company is contingently liable under standby letters of credit, bonds and bank guarantees in the amounts of $410.6 million, $281.8 million and $285.4 million at December 31, 2020, 2019 and 2018, respectively. The increase in 2020 is related to letters of credit issued for new contracts for Harsco Rail and bonds associated with the ESOL acquisition. The expiration periods of the standby letters of credit, bonds and bank guarantees range from less than 1 year to over 5 years but the majority are generally in force for up to 2 years. Certain issues have no scheduled expiration date. The Company pays fees to various banks and insurance companies that range from 0.4% to 3.7% per annum of the instrument's face value. If the Company were required to obtain replacement standby letters of credit, bonds and bank guarantees at December 31, 2020 for those currently outstanding, it is the Company's opinion that the replacement costs would be within the present fee structure.
The Company has currency exposures in approximately 30 countries. The Company's primary foreign currency exposures during 2020 were in the European Union, the U.K., Brazil and China.

Off-Balance Sheet Risk—Third-Party Guarantees
Any liabilities related to the Company's obligation to stand ready to act on third-party guarantees are included in Other current liabilities or Other liabilities (as appropriate) on the Consolidated Balance Sheets. Any recognition of these liabilities did not have a material impact on the Company's financial position or results of operations for 2020, 2019 or 2018.
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
The three levels of the fair value hierarchy are described below:
•Level 1—Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.
•Level 2—Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means.
•Level 3—Inputs that are both significant to the fair value measurement and unobservable.
In instances in which multiple levels of inputs are used to measure fair value, hierarchy classification is based on the lowest level input that is significant to the fair value measurement in its entirety.  The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.

The fair value of outstanding derivative contracts recorded as assets and liabilities on the Consolidated Balance Sheets was as follows:

(In thousands)	Balance Sheet Location	Fair Value of Derivatives Designated as Hedging Instruments	Fair Value of Derivatives Not Designated as Hedging Instruments	Total Fair Value
December 31, 2020
Asset derivatives (Level 2):
Foreign currency exchange forward contracts	Other current assets	$900	$2,777	$3,677
Total		$900	$2,777	$3,677
Liability derivatives (Level 2):
Foreign currency exchange forward contracts	Other current liabilities	$950	$4,098	$5,048
Interest rate swaps	Other current liabilities	3,959	—	3,959
Interest rate swaps	Other liabilities	3,718	—	3,718
Total		$8,627	$4,098	$12,725
December 31, 2019
Asset derivatives (Level 2):
Foreign currency exchange forward contracts	Other current assets	$2,039	$946	$2,985
Total		$2,039	$946	$2,985
Liability derivatives (Level 2):
Foreign currency exchange forward contracts	Other current liabilities	$140	$3,733	$3,873
Interest rate swaps	Other current liabilities	2,098	—	2,098
Interest rate swaps	Other liabilities	4,281	—	4,281
Total		$6,519	$3,733	$10,252

All of the Company's derivatives are recorded on the Consolidated Balance Sheets at gross amounts and not offset. All of the Company's interest rate swaps, CCIRs and certain foreign currency exchange forward contracts are transacted under ISDA documentation. Each ISDA master agreement permits the net settlement of amounts owed in the event of default. The Company's derivative assets and liabilities subject to enforceable master netting arrangements did not result in a net asset or liability at December 31, 2020 or 2019.

The effect of derivative instruments on the Consolidated Statements of Operations and the Consolidated Statements of Comprehensive Income (Loss):
Derivatives Designated as Hedging Instruments

	Amount Recognized in OCI on Derivatives			Location of Amount Reclassified from AOCI into Income	Amount Reclassified from AOCI into Income - Effective Portion or Equity
(In thousands)	2020	2019	2018		2020	2019	2018
Foreign currency exchange forward contracts	$(930)	$(1,227)	$1,935	Product revenues/Cost of services sold	$(1,026)	$(506)	$(374)
Foreign currency exchange forward contracts (a)	—	—	—	Retained earnings (b)	—	—	(1,520)
Interest rate swaps	—	—	—	Income from discontinued businesses	—	2,741	—
Interest rate swaps	(3,889)	(8,209)	1,451	Interest expense	2,589	(520)	(1,108)
CCIRs(a)	39	(42)	63	Interest expense	1,015	1,219	1,264
	$(4,780)	$(9,478)	$3,449		$2,578	$2,934	$(1,738)
(a)Amounts represent changes in foreign currency translation related to balances in AOCI.
(b)The Company adopted the new revenue recognition standard utilizing the modified retrospective transition method, including use of practical expedients in 2018.

The location and amount of gain (loss) recognized on the Consolidated Statements of Operations:

	2020
(in thousands)	Product Revenues	Interest Expense
Total amounts of line items presented in the statement of operations in which the effects of cash flow hedges are recorded	$431,574	$(59,689)
Interest rate swaps:
Gain or (loss) reclassified from AOCI into income	—	(2,589)
Foreign exchange contracts:
Gain or (loss) reclassified from AOCI into income	1,026	—
Amount excluded from effectiveness testing recognized in earnings based on changes in fair value	197	—
Amount excluded from the effectiveness testing recognized in earnings based on an amortization approach	31	—
CCIRs:
Gain or (loss) reclassified from AOCI into income	—	(1,015)

	2019
(in thousands)	Product Revenues	Cost of Services Sold	Interest Expense	Income From Discontinued Businesses
Total amounts of line items presented in the statement of operations in which the effects of cash flow hedges are recorded	$415,115	$843,926	$(36,586)	$27,531
Interest rate swaps:
Gain or (loss) reclassified from AOCI into income	—	—	520	—
Gain or (loss) reclassified from AOCI into income as a result that a forecasted transaction is no longer probable of occurring	—	—	—	(2,741)
Foreign exchange contracts:
Gain or (loss) reclassified from AOCI into income	550	(44)	—	—
Amount excluded from effectiveness testing recognized in earnings based on changes in fair value	509	—	—	—
CCIRs:
Gain or (loss) reclassified from AOCI into income	—	—	(1,219)	—

	2018
(in thousands)	Product Revenues	Cost of Services Sold	Interest Expense
Total amounts of line items presented in the statement of operations in which the effects of cash flow hedges are recorded	$389,005	$747,899	$(21,531)
Interest rate swaps:
Gain or (loss) reclassified from AOCI into income	—	—	1,108
Foreign exchange contracts:
Gain or (loss) reclassified from AOCI into income	374	—	—
Amount excluded from effectiveness testing recognized in earnings based on changes in fair value	(440)	1	—
CCIRs:
Gain or (loss) reclassified from AOCI into income	—	—	(1,264)

Derivatives Not Designated as Hedging Instruments

	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives for the Twelve Months Ended December 31(c)
(In thousands)		2020	2019	2018
Foreign currency exchange forward contracts	Cost of services and products sold	$(9,052)	$6,807	$17,262
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
The recognized gains and losses offset amounts recognized in cost of services and products sold principally as a result of intercompany or third-party foreign currency exposures. At December 31, 2020 and December 31, 2019, the notional amounts of foreign currency exchange forward contracts were $460.5 million and $496.3 million, respectively. These contracts primarily hedge British pounds sterling and euros against other currencies and mature through September 2022.
In addition to foreign currency exchange forward contracts, the Company designates certain loans as hedges of net investments in international subsidiaries. The Company recorded pre-tax net gains of $0.4 million, pre-tax net gains of $7.7 million and pre-tax net losses of $9.9 million related to hedges of net investments during 2020, 2019 and 2018, respectively, in AOCI.
Interest Rate Swaps
The Company uses interest rate swaps in conjunction with certain variable rate debt issuances in order to secure a fixed interest rate.  Changes in the fair value attributed to the effect of the swaps’ interest spread and changes in the credit worthiness of the counter-parties are recorded in AOCI.

In January 2017 and February 2018, the Company entered into a series of interest rate swaps that cover the period from 2018 through 2022 and had the effect of converting $300.0 million of the Term Loan Facility from floating-rate to fixed-rate.  The fixed rates provided by the swaps replace the adjusted LIBOR rate in the interest calculation, ranging from 2.71% for 2021 to 3.12% for 2022.

During June 2019, the Company effected the early termination of interest rate swaps that covered the period from 2019 through 2022 and had the effect of converting $100.0 million of the Term Loan Facility from floating-rate to fixed-rate. This termination was conducted as a result of the Company's new Notes offering and required repayment of a portion of the Term Loan Facility with proceeds from the AXC disposal. The Company paid $2.8 million and recognized a loss of $2.7 million related to these terminations in Income from discontinued businesses on the Consolidated Statements of Operations. The total notional of the Company's interest rate swaps was $200.0 million as of December 31, 2020.

Cross-Currency Interest Rate Swaps
The Company may use CCIRs in conjunction with certain debt issuances in order to secure a fixed local currency interest rate. Under these CCIRs, the Company receives interest based on a fixed or floating U.S. dollar rate and pays interest on a fixed local currency rate based on the contractual amounts in dollars and the local currency, respectively. At maturity, there is also the payment of principal amounts between currencies. Changes in the fair value attributed to the effect of the swaps' interest spread and changes in the credit worthiness of the counter-parties are recorded in AOCI. Changes in value attributed to the effect of foreign currency fluctuations are recorded in the Consolidated Statements of Operations and offset currency fluctuation effects on the debt principal. The Company had no outstanding CCIRs at December 31, 2020 or December 31, 2019.
Fair Value of Other Financial Instruments
The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and short-term borrowings approximate fair value due to the short-term maturities of these assets and liabilities. At December 31, 2020 and 2019, the total fair value of long-term debt, including current maturities, was $1,324.9 million and $827.2 million, respectively, compared with a carrying value of $1,300.5 million and $795.0 million, respectively. Fair values for debt are based upon pricing models using market-based inputs (Level 2) for similar issues or on the current rates offered to the Company for debt of the same remaining maturities.
Concentrations of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. The Company places cash and cash equivalents with high-quality financial institutions and, by policy, limits the amount of credit exposure to any single institution.
Concentrations of credit risk with respect to accounts receivable exist in the Company's Harsco Environmental Segment and, to a lesser extent, the Harsco Rail Segment which have several large customers throughout the world with significant accounts receivable balances. Consolidation in the global steel or rail industries could result in an increase in concentration of credit risk for the Company. The Clean Earth Segment also has significant sales to a U.S. customer.
The Company generally does not require collateral or other security to support customer receivables. If a receivable from one or more of the Company's larger customers becomes uncollectible, it could have a material effect on the Company's results of operations or cash flows.

16. Information by Segment and Geographic Area
The Company reports information about operating segments using the "management approach," which is based on the way management organizes and reports the segments within the enterprise for making operating decisions and assessing performance. The Company's reportable segments are identified based upon differences in products, services and markets served. In 2020, the Company had three reportable segments. These segments and the types of products and services offered include the following:
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

Harsco Clean Earth
The Segment is one of the largest specialty waste processing companies in the U.S., providing processing and beneficial reuse solutions for hazardous wastes, contaminated materials, and dredged volumes.

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

Other Information
The measurement basis of segment profit or loss is operating income. There are no significant inter-segment sales. Corporate assets, at December 31, 2020 and 2019, include principally cash, prepaid taxes, fair value of derivative instruments and U.S.

deferred income taxes. Countries with revenues from unaffiliated customers or net property, plant and equipment of ten percent or more of the consolidated totals (in at least one period presented) are as follows:
Information by Geographic Area (a)

	Revenues from Unaffiliated Customers
	Twelve Months Ended December 31
(In thousands)	2020	2019	2018
U.S.	$1,048,059	$640,390	$458,383
U.K.	138,447	144,689	143,346
All Other	677,358	718,663	745,943
Totals including Corporate	$1,863,864	$1,503,742	$1,347,672
(a)    Revenues are attributed to individual countries based on the location of the facility generating the revenue.

	Property, Plant and Equipment, Net
	December 31
(In thousands)	2020	2019	2018
U.S.	$286,933	$193,692	$98,851
China	109,660	99,369	89,502
All Other	271,616	268,725	244,440
Totals including Corporate	$668,209	$561,786	$432,793
No customer provided in excess of 10% of the Company's consolidated revenues in 2020. One customer provided in excess of 10% of the Company's consolidated revenues in 2019 and 2018.
In 2020, 2019 and 2018, the Harsco Environmental Segment had one customer that provided in excess of 10% of this Segment's revenues under multiple long-term contracts at several mill sites. Should additional consolidations occur involving some of the steel industry's larger companies which are customers of the Company, it would result in an increase in concentration of credit risk for the Company. The loss of any one of the contracts would not have a material adverse effect upon the Company's financial position or cash flows; however, it could have a significant effect on quarterly or annual results of operations.

In 2020, Harsco Clean Earth had one customer that provided in excess of 10% of the Segment's revenue and in 2019, no customers in excess of 10% of the Segment's revenues. In 2020, 2019 and 2018, the Harsco Rail Segment had one customer that provided in excess of 10% of the Segment's revenues. The loss of any of these customers would not have a material adverse impact on the Company's financial positions or cash flows; however, it could have a material effect on quarterly or annual results of operations.
Operating Information by Segment:

	Twelve Months Ended
	December 31
(In thousands)	2020	2019	2018
Revenues (b)
Harsco Environmental	$914,445	$1,034,847	$1,068,304
Harsco Clean Earth	619,588	169,522	—
Harsco Rail	329,831	299,373	279,294
Corporate	—	—	74
Total Revenues	$1,863,864	$1,503,742	$1,347,672
Operating Income (Loss) (b)
Harsco Environmental	$59,006	$112,298	$121,195
Harsco Clean Earth	16,096	20,009	—
Harsco Rail	20,219	23,708	37,341
Corporate	(74,240)	(51,736)	(27,841)
Total Operating Income	$21,081	$104,279	$130,695

	Twelve Months Ended
	December 31
(In thousands)	2020	2019	2018
Total Assets
Harsco Environmental	$1,322,731	$1,296,061	$1,230,152
Harsco Clean Earth	1,279,387	745,410	—
Harsco Rail	334,191	246,377	186,049
Corporate	56,978	26,037	53,342
Discontinued Operations	—	53,582	163,324
Total Assets	$2,993,287	$2,367,467	$1,632,867
Depreciation (b)
Harsco Environmental	$100,971	$104,840	$109,494
Harsco Clean Earth	17,450	4,932	—
Harsco Rail	5,113	4,554	3,981
Corporate	2,022	2,737	2,737
Total Depreciation	$125,556	$117,063	$116,212
Amortization (b)
Harsco Environmental	$7,825	$7,286	$5,565
Harsco Clean Earth	22,814	7,923	—
Harsco Rail	337	322	306
Corporate (c)	2,961	2,500	2,973
Total Amortization	$33,937	$18,031	$8,844
Capital Expenditures (b)
Harsco Environmental	$99,056	$153,694	$114,142
Harsco Clean Earth	12,612	5,870	—
Harsco Rail	7,962	15,274	9,152
Corporate	488	1,762	1,313
Total Capital Expenditures	$120,118	$176,600	$124,607
(b) The Company's acquisition of ESOL closed on April 6, 2020 and the Company's acquisition of Clean Earth closed on June 28, 2019. The operating results of the former Harsco Industrial Segment have been reflected as discontinued operations in the Company's Condensed Statement of Operations for all periods presented. See Note 3, Acquisitions and Dispositions, for additional details.
(c) Amortization expense on Corporate relates to the amortization of deferred financing costs.
Reconciliation of Segment Operating Income to Consolidated Income (Loss) From Continuing Operations Before Income Taxes and Equity Income:

	Twelve Months Ended
	December 31
(In thousands)	2020	2019	2018
Segment operating income	$95,321	$156,015	$158,536
General Corporate expense	(74,240)	(51,736)	(27,841)
Operating income from continuing operations	21,081	104,279	130,695
Interest income	2,174	1,975	2,155
Interest expense	(59,689)	(36,586)	(21,531)
Defined benefit pension income (expense)	7,229	(5,493)	3,457
Loss on early extinguishment of debt	(1,920)	(7,704)	(1,127)
Income (loss) from continuing operations before income taxes and equity income	$(31,125)	$56,471	$113,649

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
A summary of the Company's revenues by primary geographical markets as well as by key product and service groups is as follows:

	Twelve Months Ended
	December 31, 2020
(In thousands)	Harsco Environmental Segment	Harsco Clean Earth Segment	Harsco Rail Segment	Corporate	Consolidated Totals
Primary Geographical Markets (a)(b):
North America	$249,904	$619,588	$217,638	$—	$1,087,130
Western Europe	377,066	—	78,549	—	455,615
Latin America (c)	119,457	—	7,098	—	126,555
Asia-Pacific	87,608	—	26,546	—	114,154
Middle East and Africa	63,427	—	—	—	63,427
Eastern Europe	16,983	—	—	—	16,983
Total Revenues	$914,445	$619,588	$329,831	$—	$1,863,864

Key Product and Service Groups (a):
Environmental services related to resource recovery for metals manufacturing; and related logistical services	$781,060	$—	$—	$—	$781,060
Applied products	120,432	—	—	—	120,432
Environmental systems for aluminum dross and scrap processing	12,953	—	—	—	12,953
Railway track maintenance equipment	—	—	184,076	—	184,076
After-market parts and services; safety and diagnostic technology	—	—	116,600	—	116,600
Railway contracting services	—	—	29,155	—	29,155
Waste processing and reuse solutions	—	619,588	—	—	619,588
Total Revenues	$914,445	$619,588	$329,831	$—	$1,863,864

	Twelve Months Ended
	December 31, 2019
(In thousands)	Harsco Environmental Segment	Harsco Clean Earth Segment	Harsco Rail Segment	Corporate	Consolidated Totals
Primary Geographical Markets (a)(b):
North America	$294,367	$169,522	$221,724	$—	$685,613
Western Europe	386,593	—	44,569	—	431,162
Latin America (c)	146,040	—	2,588	—	148,628
Asia-Pacific	128,949	—	30,492	—	159,441
Middle East and Africa	60,402	—	—	—	60,402
Eastern Europe	18,496	—	—	—	18,496
Total Revenues	$1,034,847	$169,522	$299,373	$—	$1,503,742

	Twelve Months Ended
	December 31, 2019
(In thousands)	Harsco Environmental Segment	Harsco Clean Earth Segment	Harsco Rail Segment	Corporate	Consolidated Totals
Key Product and Service Groups (a):
Environmental services related to resource recovery for metals manufacturing; and related logistical services	$888,850	$—	$—	$—	$888,850
Applied products	127,875	—	—	—	127,875
Environmental systems for aluminum dross and scrap processing	18,122	—	—	—	18,122
Railway track maintenance equipment	—	—	145,968	—	145,968
After-market parts and services; safety and diagnostic technology	—	—	132,249	—	132,249
Railway contracting services	—	—	21,156	—	21,156
Waste processing and reuse solutions	—	169,522	—	—	169,522
Total Revenues	$1,034,847	$169,522	$299,373	$—	$1,503,742

	Twelve Months Ended
	December 31, 2018
(In thousands)	Harsco Environmental Segment	Harsco Clean Earth Segment	Harsco Rail Segment	Corporate	Consolidated Totals
Primary Geographical Markets (b):
North America	$302,238	$—	$205,212	$74	$507,524
Western Europe	390,840	—	48,016	—	438,856
Latin America (c)	151,886	—	3,977	—	155,863
Asia-Pacific	145,761	—	22,089	—	167,850
Middle East and Africa	50,003	—	—	—	50,003
Eastern Europe	27,576	—	—	—	27,576
Total Revenues	$1,068,304	$—	$279,294	$74	$1,347,672
Key Product and Service Groups:
Environmental services related to resource recovery for metals manufacturing; and related logistical services	$927,969	$—	$—	$—	$927,969
Applied products	128,488	—	—	—	128,488
Environmental systems for aluminum dross and scrap processing	11,847	—	—	—	11,847
Railway track maintenance equipment	—	—	112,547	—	112,547
After-market parts and services; safety and diagnostic technology	—	—	139,020	—	139,020
Railway contracting services	—	—	27,727	—	27,727
General Corporate	—	—	—	74	74
Total Revenues	$1,068,304	$—	$279,294	$74	$1,347,672
(a)     The Company acquired ESOL in 2020 and Clean Earth in 2019. The results of both are included in the Harsco Clean Earth Segment. The operating results of the former Harsco Industrial Segment have been reflected as discontinued operations in the Company's Consolidated Statements of Operations. See Note 3, Acquisition and Dispositions, for additional details.
(b)     Revenues are attributed to individual countries based on the location of the facility generating the revenue.
(c)    Includes Mexico.

The Company may receive payments in advance of earning revenue, which are treated as Advances on contracts on the Consolidated Balance Sheets. The Company may recognize revenue in advance of being able to contractually invoice the customer, which is treated as Contract assets on the Consolidated Balance Sheets. Contract assets are transferred to Trade accounts receivable, net, when right to payment becomes unconditional. Contract assets and Contract liabilities are reported as a net position, on a contract-by-contract basis, at the end of each reporting period. These instances are primarily related to the Harsco Rail Segment.

The Company had Contract assets totaling $60.1 million at December 31, 2020 and $31.2 million at December 31, 2019. The increase is due principally to additional contract assets recognized in excess of the transfer of contract assets to accounts receivable. The Company had Advances on contracts totaling $84.9 million at December 31, 2020 and $60.3 million at December 31, 2019. The increase is due principally to the receipts of new advances on contracts in excess of the recognition of revenue on previously received advances on contracts during the period, primarily in the Harsco Rail Segment. During the year ended December 31, 2020, the Company recognized approximately $75 million of revenue related to amounts previously included in Advances on Contracts.
At December 31, 2020, the Harsco Environmental Segment had remaining, fixed, unsatisfied performance obligations, where the expected contract duration exceeds one year totaling $84.1 million. Of this amount, $24.8 million is expected to be fulfilled by December 31, 2021, $19.8 million by December 31, 2022, $14.2 million by December 31, 2023, $13.7 million by December 31, 2024 and the remainder thereafter. These amounts exclude any variable fees, fixed fees subject to indexation and any performance obligations expected to be satisfied within one year.

At December 31, 2020, the Harsco Rail Segment had remaining, fixed, unsatisfied performance obligations, where the expected contract duration exceeds one year totaling $317.5 million. Of this amount, $117.2 million is expected to be fulfilled by December 31, 2021, $117.2 million by December 31, 2022, $62.4 million by December 31, 2023, $17.1 million by December 31, 2024 and the remainder thereafter. These amounts exclude any variable fees, fixed fees subject to indexation and any performance obligations expected to be satisfied within one year.

The Company recognized an initial estimated forward loss provision related to the contracts with the federal railway system of Switzerland ("SBB") of $45.1 million for the year ended December 31, 2016. The Company recorded an additional forward loss provision of $1.8 million for the year ended December 31, 2018. At December 31, 2020 and 2019 the entire remaining estimated forward loss provision of $4.4 million and $6.4 million, respectively, is included in the caption Other current liabilities on the Consolidated Balance Sheets. The estimated forward loss provision represents the Company's best estimate based on currently available information. It is possible that the Company's overall estimate of costs to complete these contracts may increase, which would result in an additional estimated forward loss provision at such time.

The Company recognized $38.6 million, $23.4 million and $24.2 million of revenues for the contracts with SBB, on an over time basis, utilizing a cost-to-cost method for the years ended December 31, 2020, 2019 and 2018, respectively. The Company has substantially completed the first contract and is approximately 70% complete on the second contract with SBB as of December 31, 2020.

The Company is currently manufacturing seven multipurpose Stoneblower machines for the U.K.-based customer Network Rail under a long-term contract. Delivery of these machines have been delayed due to several factors, including customer expectations and requirements and COVID-19, and the Company's estimated delivery schedule would trigger liquidated damages. However, based on the nature of these delays and negotiations with the customer, the Company expects that it will get relief from the customer for most of these liquidated damages, and as such the Company's current estimate of contract revenues has not been reduced. However, if the Company is not granted relief, any adjustment to the estimate of these liquidated damages in the future could have a material impact on the Company’s results of operations in that period.

The Company provides assurance type warranties primarily for product sales in the Harsco Rail Segment. These warranties are typically not priced or negotiated separately (there is no option to separately purchase the warranty) or the warranty does not provide customers with a service in addition to the assurance that the product complies with agreed-upon specifications. Accordingly, such warranties do not represent separate performance obligations. See Note 1, Summary of Significant Accounting Policies for additional information on warranties.

18. Other (Income) Expenses, Net
The major components of this Consolidated Statements of Operations caption are as follows:

(In thousands)	2020	2019	2018
Net gains
Harsco Environmental Segment	$(3,723)	$(6,303)	$(2,650)
Corporate	—	—	(1,218)

(In thousands)	2020	2019	2018
Total net gains	(3,723)	(6,303)	(3,868)
Employee termination benefit costs
Harsco Environmental Segment	9,389	1,254	2,853
Clean Earth Segment	833	1,960	—
Harsco Rail Segment	639	2,393	704
Corporate	27	1,012	1,206
Total employee termination benefit costs	10,888	6,619	4,763
Other costs to exit activities
Harsco Environmental Segment	504	970	352
Harsco Rail Segment	160	3,042	—
Corporate	29	196	(182)
Total other costs to exit activities	693	4,208	170
Impaired asset write-downs
Harsco Environmental Segment	776	632	104
Harsco Rail Segment	—	141	—
Total impaired asset write-downs	776	773	104
Contingent consideration adjustments
Harsco Environmental Segment	—	(8,506)	(2,939)
Harsco Clean Earth Segment	112	825	—
Corporate	2,274	—	—
Total contingent consideration adjustments	2,386	(7,681)	(2,939)
Other income	(226)	(237)	(431)
Total other (income) expenses, net	$10,794	$(2,621)	$(2,201)

Net Gains
Net gains result from the sales of redundant properties (primarily land, buildings and related equipment) and non-core assets. In 2020, gains related to assets sold principally in Latin America and Western Europe. In 2019, gains related to assets sold principally in Asia Pacific and North America; as well as a cumulative translation adjustment resulting from the substantial liquidation of a subsidiary in Western Europe. In 2018, gains related to assets sold principally in Eastern Europe, Western Europe and Asia Pacific.

Employee Termination Benefit Costs
Costs and the related liabilities associated with involuntary termination benefit costs associated with one-time benefit arrangements provided as part of an exit or disposal activity are recognized when a formal plan for reorganization is approved at the appropriate level of management and communicated to the affected employees. Additionally, costs associated with ongoing benefit arrangements, or in certain countries where statutory requirements dictate a minimum required benefit, are recognized when they are probable and estimable. The employee termination benefit costs in 2020 principally related to the Harsco Environmental Segment primarily in Western Europe, North America, Latin America and Asia Pacific. The employee termination benefits costs in 2019 principally related to the Harsco Rail Segment's consolidation of facilities in North America; the Harsco Clean Earth Segment primarily in North America; and the Harsco Environmental Segment primarily in Asia Pacific and Western Europe. The employee termination benefits costs in 2018 related principally to the Harsco Environmental Segment, primarily in Asia Pacific and Western Europe, and Corporate in North America.

Other Costs to Exit Activities
Costs associated with exit or disposal activities include costs to terminate a contract and other costs associated with exit or disposal activities. Costs to terminate a contract that is not a capital lease are recognized when an entity terminates the contract or when an entity ceases using the right conveyed by the contract. This includes the costs to terminate the contract before the end of its term or the costs that will continue to be incurred under the contract for its remaining term without economic benefit to the entity (e.g., lease run-out costs). Other costs associated with exit or disposal activities (e.g., costs to consolidate or close facilities and relocate equipment or employees) are recognized and measured at their fair value in the period in which the liability is incurred. In 2020, exit costs were incurred across several regions. In 2019, exit costs were incurred in the Harsco

Rail Segment, principally in North America due to the consolidation of facilities. In 2018, exit costs were incurred across several regions.

Impaired Asset Write-downs
Impaired asset write-downs are measured as the amount by which the carrying amount of assets exceeds their fair value. Fair value is estimated based upon the expected future realizable cash flows including anticipated selling prices. Non-cash impaired asset write-downs are included in, Other, net, on the Consolidated Statements of Cash Flows as adjustments to reconcile net income (loss) to net cash provided by operating activities. In 2020, impaired asset write-downs were incurred in the Harsco Environmental Segment across several regions. In 2019, impaired asset write-downs were incurred principally in the Harsco Environmental Segment, mostly in Western Europe.

Contingent Consideration Adjustments
The Company acquired Clean Earth in 2019. Included in liabilities acquired was a contingent liability resulting from a prior Clean Earth acquisition. In 2018, the Company acquired Altek, which is included in the Harsco Environmental Segment, and the purchase price included contingent consideration based on the performance of Altek through 2021. Each quarter until settlement of the related contingencies, the Company assesses the likelihood that the acquired businesses will achieve performance goals and the resulting fair value of the contingent consideration and any future adjustments (increases or decreases) are included in operating results. The Company's acquisition of Clean Earth included an agreement to reimburse the sellers for any usage of assumed net operating losses in a post-closing period for up to five years. In 2020, Corporate recorded an adjustment related to the expected reimbursement of these net operating losses.

19. Components of Accumulated Other Comprehensive Loss
AOCI is included on the Consolidated Statements of Stockholders' Equity. The components of AOCI, net of the effect of income taxes, and activity for the years ended December 31, 2020 and 2019 are as follows:

	Components of AOCI - Net of Tax
(In thousands)	Cumulative Foreign Exchange Translation Adjustments		Effective Portion of Derivatives Designated as Hedging Instruments		Cumulative Unrecognized Actuarial Losses on Pension Obligations		Unrealized Loss on Marketable Securities	Total
Balance at December 31, 2018	$(159,810)		$1,389		$(408,655)		$(31)	$(567,107)
Adoption of new accounting standard	—		—		(21,429)		—	(21,429)
Balance at January 1, 2018	(159,810)		1,389		(430,084)		(31)	(588,536)
OCI before reclassifications	17,261	(a)	(7,050)	(b)	(32,274)	(c)	28	(22,035)
Amounts reclassified from AOCI, net of tax	(1,763)		1,944		21,796		—	21,977
Total OCI	15,498		(5,106)		(10,478)		28	(58)
Less: OCI attributable to noncontrolling interests	972		—		—		—	972
OCI attributable to Harsco Corporation	16,470		(5,106)		(10,478)		28	914
Balance at December 31, 2019	$(143,340)		$(3,717)		$(440,562)		$(3)	$(587,622)

	Components of AOCI - Net of Tax
(In thousands)	Cumulative Foreign Exchange Translation Adjustments		Effective Portion of Derivatives Designated as Hedging Instruments		Cumulative Unrecognized Actuarial Losses on Pension Obligations		Unrealized Loss on Marketable Securities	Total
Balance at December 31, 2019	$(143,340)		$(3,717)		$(440,562)		$(3)	$(587,622)
OCI before reclassifications	7,854	(a)	(3,709)	(b)	(96,684)	(c)	(6)	(92,545)
Amounts reclassified from AOCI, net of tax	12,906		1,586		22,746		—	37,238
Total OCI	20,760		(2,123)		(73,938)		(6)	(55,307)
Less: OCI attributable to noncontrolling interests	(2,812)		—		—		—	(2,812)
OCI attributable to Harsco Corporation	17,948		(2,123)		(73,938)		(6)	(58,119)
Balance at December 31, 2020	$(125,392)		$(5,840)		$(514,500)		$(9)	$(645,741)
(a)     Principally foreign currency fluctuation.
(b)     Principally net change from periodic revaluations.
(c)     Principally changes due to annual actuarial remeasurements and foreign currency translation.

Amounts reclassified from AOCI for 2020 and 2019 are as follows:

	Year Ended December 31 2020	Year Ended December 31 2019	Affected Caption on the Consolidated Statements of Operations
(In thousands)
Amortization of defined benefit pension items (d):
Actuarial losses	$19,623	$19,806	Defined benefit pension income (expense)
Prior-service costs	511	326	Defined benefit pension income (expense)
Pension asset transfer - discontinued businesses	5,363	3,200	Gain on sale of discontinued businesses
Settlement/curtailment losses	(92)	19	Defined benefit pension income (expense)
Total before tax	25,405	23,351
Tax benefit	(2,659)	(1,555)
Total reclassification of defined benefit pension items, net of tax	$22,746	$21,796
Recognition of cumulative foreign currency translation adjustments:
Gain on substantial liquidation of subsidiaries (e)	$12,906	$(2,425)	Other (income) expenses, net
Loss on substantial liquidation of subsidiaries (e)	—	$662	Gain on sale of discontinued business
Amortization of cash flow hedging instruments:
Foreign currency exchange forward contracts	$(1,026)	$(550)	Product revenues
Foreign currency exchange forward contracts	—	44	Cost of services and products sold
CCIRs	1,015	1,219	Interest expense
Interest rate swaps	2,589	(520)	Interest expense
Interest rate swaps	—	2,741	Income from discontinued businesses
Total before tax	2,578	2,934
Tax benefit	(992)	(990)
Total reclassification of cash flow hedging instruments	$1,586	$1,944
(d)     These AOCI components are included in the computation of NPPC. See Note 10, Employee Benefit Plans, for additional information.
(e)    No tax impact.

Two-Year Summary of Quarterly Results (Unaudited)
(In millions, except per share amounts)

	2020 (a)
Quarterly	First	Second		Third	Fourth
Revenues	$398.8	$447.3		$509.4	$508.3
Gross profit (b)	82.4	83.1		97.2	100.3
Net income (loss) attributable to Harsco Corporation	0.1	(10.6)		(9.6)	(6.3)
Basic loss per share attributable to Harsco Corporation common stockholders:
Continuing operations	$(0.11)	$(0.14)		$(0.10)	$(0.07)
Discontinued operations (c)	0.11	—		(0.02)	(0.01)
Basic loss per share attributable to Harsco Corporation common stockholders	$—	$(0.13)	(d)	$(0.12)	$(0.08)
Diluted loss per share attributable to Harsco Corporation common stockholders:
Continuing operations	$(0.11)	$(0.14)		$(0.10)	$(0.07)
Discontinued operations (c)	0.11	—		(0.02)	(0.01)
Diluted loss per share attributable to Harsco Corporation common stockholders	$—	$(0.13)	(d)	$(0.12)	$(0.08)

	2019 (a)
Quarterly	First		Second		Third	Fourth
Revenues	$329.9		$350.9		$423.2	$399.8
Gross profit (b)	78.7		84.7		111.7	84.4
Net income attributable to Harsco Corporation	20.7		8.6		435.4	39.2
Basic income per share attributable to Harsco Corporation common stockholders:
Continuing operations	$0.13		$(0.04)		$0.22	$0.04
Discontinued operations (c)	0.13		0.14		5.24	0.46
Basic income per share attributable to Harsco Corporation common stockholders	$0.26		$0.11	(d)	$5.46	$0.50
Diluted income per share attributable to Harsco Corporation common stockholders:
Continuing operations	$0.13		$(0.04)		$0.22	$0.03
Discontinued operations (c)	0.13		0.14		5.15	0.45
Diluted income per share attributable to Harsco Corporation common stockholders	$0.25	(d)	$0.11	(d)	$5.37	$0.49	(d)
(a)Sum of the quarters may not equal the total year due to rounding.
(b)Gross profit is defined as Revenues less costs and expenses associated directly with or allocated to products sold or services rendered.
(c)Discontinued operations related principally to the Company's former Harsco Industrial Segment.
(d)Does not total due to rounding.

Item 9.    Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

Item 9A.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures

As of December 31, 2020, an evaluation was performed, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, and subject to the exclusion below related to ESOL, such officers concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934, as amended (1) is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and (2) is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

In accordance with interpretive guidance issued by SEC staff, companies are allowed to exclude acquired businesses from the assessment of internal control over financial reporting during the first year after completion of an acquisition and from the assessment of disclosure controls and procedures to the extent subsumed in such internal control over financial reporting (the “Internal Controls Guidance”). In accordance with the Internal Controls Guidance, as the Company acquired ESOL on April 6, 2020, management's evaluation and conclusion as to the effectiveness of the Company's disclosure controls and procedures as of December 31, 2020 excluded the portion of disclosure controls and procedures that are subsumed by internal control over financial reporting of ESOL. ESOL’s assets represented approximately 10% of the Company’s consolidated total assets, excluding the effects of purchase accounting, and its revenues represented approximately 20% of the Company's consolidated total revenues, as of and for the year ended December 31, 2020.

Material Weakness in the Excluded Acquired Business

On April 6, 2020 the Company acquired ESOL from Stericycle, Inc. As a result, the Company is currently integrating ESOL's operations into its overall system of internal control over financial reporting. Under the guidelines established by the SEC, companies are permitted to exclude acquisitions from their assessment of internal control over financial reporting during the year of acquisition. Accordingly, the Company excluded ESOL from the assessment of internal control over financial reporting as of December 31, 2020.

Prior to the acquisition of ESOL, Stericycle, Inc. had identified two material weaknesses related to ESOL's internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement in annual or interim financial statements will not be prevented or detected on a timely basis. The first material weakness relates to not fully implementing and monitoring general information technology controls in the areas of user access and program change management for systems supporting Stericycle Inc.'s internal control process, including ESOL. The second material weakness relates to not fully designing, implementing and monitoring controls relevant to revenue and cost of disposal processes, including certain general information technology controls. While the Company has undertaken additional compensating processes and controls, the Company is not yet in a position to conclude that the material weaknesses have been remediated as of December 31, 2020. As a result, there is a risk that a material error may not be detected by the Company's internal control structure that could result in a material misstatement to ESOL's reported financial results, which are consolidated with the Company's results. The Company's management is in the process of remediating these material weaknesses.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting during the Company's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Management's Report on Internal Controls Over Financial Reporting is included in Part II, Item 8, "Financial Statements and Supplementary Data." The effectiveness of the Company's internal control over financial reporting at December 31, 2020 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in the Report of Independent Registered Public Accounting Firm appearing in Part II, Item 8, "Financial Statements and Supplementary Data."

Item 9B.    Other Information.
None.
PART III
Item 10.    Directors, Executive Officers and Corporate Governance.
The information regarding executive officers of the Company required by this Item is set forth as a Supplementary Item, titled "Executive Officers of the Registrant," at the end of Part I of this Annual Report on Form 10-K (pursuant to the general Instruction to Item 401 of Regulation S-K) and is incorporated herein by reference. The other information required by this Item is incorporated herein by reference from the disclosures that will be included under the sections entitled "Corporate Governance," "Proposal 1: Election of Directors - Nominees for Director," "Meetings and Committees of the Board," and "Report of the Audit Committee" of the Company's Definitive Proxy Statement for its 2021 Annual Meeting of Stockholders (the "2021 Proxy Statement"), which will be filed pursuant to SEC Regulation 14A not later than 120 days after the end of the Company's fiscal year ended December 31, 2020.
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

Item 11.    Executive Compensation.
The information regarding compensation of executive officers and directors required by this Item is incorporated herein by reference from the disclosures that will be included under the sections entitled "Compensation Discussion and Analysis," "Discussion and Analysis of 2020 Compensation" and "Non-Employee Director Compensation" of the 2021 Proxy Statement. The other information required by this Item is incorporated herein by reference from the disclosures that will be included under the sections entitled "Compensation Committee Interlocks and Insider Participation" and "Compensation Committee Report" of the 2021 Proxy Statement.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information regarding security ownership of certain beneficial owners and management required by this Item is incorporated herein by reference from the disclosures that will be included under the section entitled "Share Ownership of Directors, Management and Certain Beneficial Owners" of the 2021 Proxy Statement.
Equity compensation plan information is incorporated herein by reference from the disclosures that will be included under the section entitled "Equity Compensation Plan Information (As of December 31, 2020)" of the 2021 Proxy Statement.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.
The information regarding certain relationships and related transactions required by this Item is incorporated herein by reference from the disclosures that will be included under the section entitled "Transactions with Related Persons" of the 2021 Proxy Statement. The information regarding director independence required by this Item is incorporated herein by reference from the disclosures that will be included under the section entitled "Corporate Governance" of the 2021 Proxy Statement.

Item 14.    Principal Accounting Fees and Services.
The information regarding principal accounting fees and services required by this Item is incorporated herein by reference from the disclosures that will be included under the section entitled "Fees Billed by the Independent Auditors for Audit and Non-Audit Services" of the 2021 Proxy Statement.

PART IV
Item 15.    Exhibits, Financial Statement Schedules.
(a)1. The Index to Consolidated Financial Statements and Supplementary Data is located under Part II, Item 8, "Financial Statements and Supplementary Data."

Page
Index to Consolidated Financial Statements and Supplementary Data	46
2. The following financial statement schedule should be read in conjunction with the Consolidated Financial Statements under Part II, Item 8, "Financial Statements and Supplementary Data":

Page
Schedule II—Valuation and Qualifying Accounts for the years 2020, 2019 and 2018	112
Financial statement schedules other than that listed above are omitted because the required information is not applicable, or because the information required is included in the consolidated financial statements.

SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS
Continuing Operations
(In thousands)

COLUMN A	COLUMN B	COLUMN C	COLUMN D			COLUMN E
		Additions (Deductions)	Additions (Deductions)
Description	Balance at Beginning of Period	Charged to Cost and Expenses	Due to Currency Translation Adjustments	Other		Balance at End of Period
For the year 2020:
Allowance for Expected Credit Losses and Doubtful Accounts	$13,512	$1,960	$(81)	$(7,890)	(a)	$7,501
Deferred Tax Assets—Valuation Allowance	127,074	10,133	3,331	77	(b)	140,615
For the year 2019:
Allowance for Doubtful Accounts	$4,586	$7,507	$370	$1,049	(a)	$13,512
Deferred Tax Assets—Valuation Allowance	137,450	(7,395)	448	(3,429)	(b)	127,074
For the year 2018:
Allowance for Doubtful Accounts	$4,470	$380	$(149)	$(115)	(a)	$4,586
Deferred Tax Assets—Valuation Allowance	172,846	(20,104)	(8,612)	(6,680)	(b)	137,450
(a)Includes the write-off of previously reserved accounts receivable balances. Also, 2020 includes the acquisition of ESOL and 2019 includes the acquisition of Clean Earth. Prior to the adoption of the expected credit loss allowance methodology on January 1, 2020, the Company established an allowance for doubtful accounts based upon a specific-identification method as well as historical collection experience, as appropriate.
(b)Includes a decrease of $15.5 million related to foreign tax credit carryforwards due to statutory limitation expiration in the U.S., an increase of $13.0 million related to pension adjustments recorded through AOCI and an increase of $3.7 million related to tax rate change in certain foreign jurisdictions in 2020. Includes a decrease of $5.6 million related to the loss of certain tax attributes in certain foreign dormant entities due to merger and liquidation, an increase of $0.9 million related to pension adjustments recorded through AOCI and an increase of $0.8 million related to the investment tax credit which is unlikely to be used before expiration in certain foreign jurisdictions in 2019. Includes a decrease of $5.4 million related to a change in estimate of interest deductions and a decrease of $1.1 million due to capital loss carryforward expiring in the U.S. in 2018.

Listing of Exhibits Filed with Form 10-K

Description of Exhibit
2(a)
Stock Purchase Agreement, dated as of May  8, 2019, by and between Calrissian Holdings, LLC, CEHI Acquisition Corporation, the holders of stock and options in CEHI Acquisition Corporation, Compass Group Diversified Holdings LLC and, solely for the purposes of Section 9(r) thereof, the Company (incorporated by reference to the Company's Current Report on Form 8-K dated May 13, 2019, Commission File Number 001-03970).*

2(b)
Asset Purchase Agreement, dated as of May 8, 2019, by and among the Company, E&C FinFan, Inc. and, solely with respect to Section 11.19 thereof, Chart Industries, Inc (incorporated by reference to the Company's Current Report on Form 8-K dated May 13, 2019, Commission File Number 001-03970).*

2(c)
Sale and Purchase Agreement by and among Harsco Corporation, Harsco México Holding, S.A. de C.V. and Sidero Inc., dated as of January 9, 2020 (incorporated by reference to the Company's Current Report on Form 8-K dated January 15, 2020, Commission File Number 001-03970).*

2(d)
Amendment to Sale and Purchase Agreement, dated January 30,2020 by and among Harsco Corporation, Harsco Mexico Holding, S. A. de C.V. and Sidero Inc. (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2020, Commission File Number 001-03970).

2(e)
Stock Purchase Agreement, dated as of February 6, 2020, by and among Stericycle, Inc., CEI Holding, LLC and solely with respect to Section 11.16 thereof, Harsco Corporation (incorporated by reference to the Company's Current Report on Form 8-K dated February 12, 2020, Commission File Number 001-03970).*

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

Description of Exhibit
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

10(a)(xi)
Amendment No. 5, dated March 31, 2020, among Harsco Corporation, the subsidiaries of the Company party thereto, Citibank N.A., as administrative agent and collateral agent, and the lenders party thereto (incorporated by reference to the Company's Current Report on Form 8-K filed March 31, 2020, Commission file No. 001-03970).

10(a)(xii)
Amendment No. 6, dated June 26, 2020, among Harsco Corporation, the subsidiaries of the Company party thereto, Citibank N.A., as administrative agent and collateral agent, and the lenders party thereto (incorporated by reference to the Company's Current Report on Form 8-K filed June 26, 2020, Commission File Number 001-03970).

Material Contracts—Management Contracts and Compensatory Plans
10(b)
Harsco Corporation Supplemental Retirement Benefit Plan as amended and restated January 1, 2009 (incorporated by reference to the Company's Annual Report on Form 10-K, for the period ended December 31, 2008, Commission File Number 001-03970).

10(c)	Trust Agreement between Harsco Corporation and Dauphin Deposit Bank and Trust Company dated July 1, 1987 relating to the Supplemental Retirement Benefit Plan (incorporated by reference to the Company's Annual Report on Form 10-K for the period ended December 31, 1987, Commission File Number 001-03970).
10(d)	Harsco Corporation 2013 Equity and Incentive Compensation Plan (incorporated by reference to the Company's Current Report on Form 8-K dated April 26, 2013, Commission File Number 001-03970).
10(e)
Amendment No. 1 to the Harsco Corporation 2013 Equity and Incentive Compensation Plan (incorporated by reference to the Company's Current Report on Form 8-K dated May 1, 2017, Commission File Number 001-03970).

Description of Exhibit
10(f)
Harsco Corporation Form of Stock Appreciation Rights Agreement (effective for grants on and after May 10, 2013) (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2013, Commission File Number 001-03970).

10(g)(i)
Harsco Corporation 1995 Non-Employee Directors' Stock Plan as Amended and Restated at January 27, 2004 (incorporated by reference to Proxy Statement dated March 23, 2004 on Exhibit A, pages A-1 through A-9, Commission File Number 001-03970).

10(g)(ii)
Amendment No. 1 to the Harsco Corporation 1995 Non-Employee Directors' Stock Plan (incorporated by reference to the Company's Annual Report on Form 10-K for the period ended December 31, 2008, Commission File Number 001-03970).

10(h)(i)
Harsco Corporation Deferred Compensation Plan for Non-Employee Directors (as Amended and Restated as of December 31, 2008) (incorporated by reference to the Company's Annual Report on Form 10-K for the period ended December 31, 2008, Commission File Number 001-03970).

10(h)(ii)
First Amendment to the Harsco Corporation Deferred Compensation Plan for Non Employee Directors (incorporated by reference to the Company's Annual Report on Form 10-K for the period ended December 31, 2016, Commission File Number 001-03970).

10(i)
Harsco Non-Qualified Retirement Savings & Investment Plan Part B—Amendment and Restatement as of January 1, 2009 (incorporated by reference to the Company's Annual Report on Form 10-K for the period ended December 31, 2008, Commission File Number 001-03970).

10(j)	Form of Change in Control Severance Agreement (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2014, Commission File Number 001-03970).
10(k)
Notification Letter to F. Nicholas Grasberger, III dated March 20, 2013 (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2013, Commission File Number 001-03970).

10(l)
Notification Letter to David Everitt dated March 14, 2014 (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2014, Commission File Number 001-03970).

10(m)
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

10(o)
Form of Stock Appreciation Rights Agreement (effective for grants on or after April 28, 2014) (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2014, Commission File Number 001-03970).

10(p)
Form of Performance Share Units Agreement (effective for grants on or after April 28, 2015) (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2015, Commission File Number 001-03970).

10(q)
Form of Stock Appreciation Rights Agreement (effective for grants on or after April 28, 2015) (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2015, Commission File Number 001-03970).

10(r)(i)	2016 Non-Employee Directors' Long-Term Equity Compensation Plan (incorporated by reference to the Company's Form S-8 dated May 6, 2016, Commission File Number 001-03970).
10(r)(ii)
First Amendment to 2016 Non-Employee Directors' Long-Term Equity Compensation Plan (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2016, Commission File Number 001-03970).

10(s)
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

10(u)
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

Description of Exhibit
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

10(aa)
Form of RSU Award Agreement (for awards granted on or after March 6, 2019) (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period Ended March 31, 2019, Commission File Number 001-03970).

10(ab)
Form of PSU Award Agreement (for awards granted on or after March 6, 2019) (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period Ended March 31, 2019, Commission File Number 001-03970).

10(ac)
Form of SAR Award Agreement (for awards granted on or after March 6, 2019) (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period Ended March 31, 2019, Commission File Number 001-03970).

10(ad)
Form of Consulting Agreement to be entered into as of July 1, 2020 by Tracey L. McKenzie and Harsco Corporation (incorporated by reference to the Company's current report on Form 8-K dated May 12, 2020, Commission File Number 001-03970).

10(ae)	Amendment No. 2 to the 2013 Equity Incentive Compensation Plan (incorporated by reference to the Company's Form S-8 filed July 31, 2020, Commission File Number 001-03970).
10(af)
Form of RSU Award Agreement (for awards granted on or after March 10, 2020) (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2020, Commission File Number 001-03970).

10(ag)
Form of PSU Award Agreement (for awards granted on or after March 10, 2020) (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2020, Commission File Number 001-03970).

10(ah)
Form of SAR Award Agreement (for awards granted on or after March 10, 2020) (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2020, Commission File Number 001-03970).

10(ai)
Form of Restricted Stock Units Agreement (Non-Employee Director)(incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2020, Commission File Number 001-03970).

Director Indemnity Agreements
10(bb)	Form of Director Indemnification Agreement (incorporated by reference to the Company's Annual Report on Form 10-K for the period ended December 31, 2017, Commission File Number 001-03970).

Description of Exhibit

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

HARSCO CORPORATION (Registrant)
DATE	February 25, 2021	/s/ PETER F. MINAN
Peter F. Minan Senior Vice President and Chief Financial Officer (Principal Financial Officer)

DATE	February 25, 2021	/s/ SAMUEL C. FENICE
Samuel C. Fenice Vice President and Corporate Controller (Principal Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date
/s/ F. NICHOLAS GRASBERGER III	Chairman, President, Chief Executive Officer and Director (Principal Executive Officer)	February 25, 2021
F. Nicholas Grasberger III
/s/ PETER F. MINAN	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 25, 2021
Peter F. Minan
/s/ DAVID C. EVERITT	Lead Director	February 25, 2021
David C. Everitt
/s/ JAMES F. EARL	Director	February 25, 2021
James F. Earl
/s/ KATHY G. EDDY	Director	February 25, 2021
Kathy G. Eddy
/s/ CAROLANN I. HAZNEDAR	Director	February 25, 2021
Carolann I. Haznedar
/s/ MARIO LONGHI	Director	February 25, 2021
Mario Longhi
/s/ EDGAR M. PURVIS, JR.	Director	February 25, 2021
Edgar M. Purvis, Jr.
/s/ PHILLIP C. WIDMAN	Director	February 25, 2021
Phillip C. Widman