Form 10-Q
period 2021-03-31
HARSCO CORP
filed 2021-05-04
CIK 45876

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2021
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐  NO ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2021
Common stock, par value $1.25 per share	79,165,630

HARSCO CORPORATION
FORM 10-Q

Glossary of Defined Terms

Unless the context requires otherwise, "Harsco," the "Company," "we," "our," or "us" refers to Harsco Corporation on a consolidated basis. The Company also uses several other terms in this Quarterly Report on Form 10-Q, which are further defined below:

Term	Description
AOCI	Accumulated Other Comprehensive Income (Loss)
AXC	The former Harsco Industrial Air-X-Changers business
CARES Act	Coronavirus Aid, Relief, and Economic Security Act
CCIRs	Cross-currency interest rate swaps
Clean Earth	CEHI Acquisition Corporation and Subsidiaries
COVID-19	The COVID-19 coronavirus pandemic
Credit Agreement	Credit Agreement governing the Senior Secured Credit Facilities
DEA	United States Drug Enforcement Agency
DTSC	California Department of Toxic Substances Control
EBITDA	Earnings before interest, tax, depreciation and amortization
ESOL	Stericycle Environmental Solutions business
FASB	Financial Accounting Standards Board
IBORs	Interbank offered rates
ICMS	Type of value-added tax in Brazil
IKG	The former Harsco Industrial IKG business
ISDA	International Swaps and Derivatives Association
LIBOR	London Interbank Offered Rates
New Term Loans	$500 million term loan raised in March 2021 under the Senior Secured Credit Facilities, maturing on March 10, 2028
Notes	5.75% Notes due July 31, 2027
OCI	Other Comprehensive Income (Loss)
PA DEP	Pennsylvania Department of Environmental Protection
PK	The former Harsco Industrial Patterson-Kelley business
Revolving Credit Facility	Multi-year revolving credit facility under the Senior Secured Credit Facility, with a facility limit of $700 million
ROU	Right of use
SBB	Federal railway system of Switzerland
SCE	Supreme Council for Environment in Bahrain
SEC	Securities and Exchange Commission
Senior Secured Credit Facilities	Primary source of borrowings comprised of the Revolving Credit Facility and the New Term Loan
SPRA	State Revenue Authorities from the State of São Paulo, Brazil
Term Loan A	$280 million term loan raised in March 2020 under the Senior Secured Credit Facilities, maturing on June 28, 2024
Term Loan B	Term loan issued under the Senior Secured Credit Facilities, maturing on December 8, 2024
TSDF	Treatment, storage, and disposal facility permits issued under the Resource Conservation and Recovery Act
U.S. GAAP	Accounting principles generally accepted in the U.S.

PART I — FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

HARSCO CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands)	March 31 2021	December 31 2020
ASSETS
Current assets:
Cash and cash equivalents	$79,308	$76,454
Restricted cash	3,017	3,215
Trade accounts receivable, net	417,830	407,390
Other receivables	32,998	34,253
Inventories	171,587	173,013
Current portion of contract assets	72,133	54,754
Prepaid expenses	55,231	56,099
Other current assets	14,217	10,645
Total current assets	846,321	815,823
Property, plant and equipment, net	655,462	668,209
Right-of-use assets, net	89,772	96,849
Goodwill	900,314	902,074
Intangible assets, net	430,589	438,565
Deferred income tax assets	10,155	15,274
Other assets	57,731	56,493
Total assets	$2,990,344	$2,993,287
LIABILITIES
Current liabilities:
Short-term borrowings	$5,062	$7,450
Current maturities of long-term debt	6,720	13,576
Accounts payable	209,988	218,039
Accrued compensation	43,092	45,885
Income taxes payable	4,698	3,499
Current portion of advances on contracts	41,089	39,917
Current portion of operating lease liabilities	23,632	24,862
Other current liabilities	184,451	184,727
Total current liabilities	518,732	537,955
Long-term debt	1,334,325	1,271,189
Retirement plan liabilities	206,178	231,335
Advances on contracts	31,403	45,017
Operating lease liabilities	64,029	69,860
Environmental liabilities	29,044	29,424
Deferred tax liabilities	33,178	40,653
Other liabilities	56,872	54,455
Total liabilities	2,273,761	2,279,888
COMMITMENTS AND CONTINGENCIES
HARSCO CORPORATION STOCKHOLDERS’ EQUITY
Preferred stock	—	—
Common stock	144,764	144,288
Additional paid-in capital	206,944	204,078
Accumulated other comprehensive loss	(643,446)	(645,741)
Retained earnings	1,797,894	1,797,759
Treasury stock	(846,182)	(843,230)
Total Harsco Corporation stockholders’ equity	659,974	657,154
Noncontrolling interests	56,609	56,245
Total equity	716,583	713,399
Total liabilities and equity	$2,990,344	$2,993,287
See accompanying notes to unaudited condensed consolidated financial statements.

HARSCO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended
	March 31
(In thousands, except per share amounts)	2021	2020
Revenues from continuing operations:
Service revenues	$424,449	$291,589
Product revenues	104,406	107,252
Total revenues	528,855	398,841
Costs and expenses from continuing operations:
Cost of services sold	334,506	236,608
Cost of products sold	86,576	79,860
Selling, general and administrative expenses	83,043	72,499
Research and development expenses	818	1,260
Other (income) expenses, net	(912)	5,733
Total costs and expenses	504,031	395,960
Operating income from continuing operations	24,824	2,881
Interest income	585	193
Interest expense	(16,864)	(12,649)
Unused debt commitment fees, amendment fees and loss on extinguishment of debt	(5,258)	(488)
Defined benefit pension income	3,953	1,589
Income (loss) from continuing operations before income taxes and equity income	7,240	(8,474)
Income tax benefit (expense) from continuing operations	(4,229)	682
Equity income (loss) of unconsolidated entities, net	(119)	96
Income (loss) from continuing operations	2,892	(7,696)
Discontinued operations:
Gain on sale of discontinued business	—	18,462
Loss from discontinued businesses	(1,791)	(225)
Income tax benefit (expense) from discontinued businesses	464	(9,314)
Income (loss) from discontinued operations, net of tax	(1,327)	8,923
Net income	1,565	1,227
Less: Net income attributable to noncontrolling interests	(1,430)	(1,086)
Net income attributable to Harsco Corporation	$135	$141
Amounts attributable to Harsco Corporation common stockholders:
Income (loss) from continuing operations, net of tax	$1,462	$(8,782)
Income (loss) from discontinued operations, net of tax	(1,327)	8,923
Net income attributable to Harsco Corporation common stockholders	$135	$141
Weighted-average shares of common stock outstanding	79,088	78,761
Basic earnings (loss) per common share attributable to Harsco Corporation common stockholders:
Continuing operations	$0.02	$(0.11)
Discontinued operations	(0.02)	0.11
Diluted earnings (loss) per share attributable to Harsco Corporation common stockholders	$—	$—
Diluted weighted-average shares of common stock outstanding	80,015	78,761
Diluted earnings (loss) per common share attributable to Harsco Corporation common stockholders:
Continuing operations	$0.02	$(0.11)
Discontinued operations	(0.02)	0.11
Diluted earnings (loss) per share attributable to Harsco Corporation common stockholders	$—	$—

See accompanying notes to unaudited condensed consolidated financial statements.

HARSCO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

	Three Months Ended
	March 31
(In thousands)	2021	2020
Net income	$1,565	$1,227
Other comprehensive income (loss):
Foreign currency translation adjustments, net of deferred income taxes of $623 and $(4,082) in 2021 and 2020, respectively	(3,296)	(58,566)
Net income (loss) on cash flow hedging instruments, net of deferred income taxes of $(144) and $517 in 2021 and 2020, respectively	689	(1,687)
Pension liability adjustments, net of deferred income taxes of $(338) and $(1,710) in 2021 and 2020, respectively	3,819	30,269
Unrealized gain (loss) on marketable securities, net of deferred income taxes of $(7) and $8 in 2021 and 2020, respectively	17	(18)
Total other comprehensive income (loss)	1,229	(30,002)
Total comprehensive income (loss)	2,794	(28,775)
Less: Comprehensive (income) loss attributable to noncontrolling interests	(364)	61
Comprehensive income (loss) attributable to Harsco Corporation	$2,430	$(28,714)

See accompanying notes to unaudited condensed consolidated financial statements.

HARSCO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31
(In thousands)	2021	2020
Cash flows from operating activities:
Net income	$1,565	$1,227
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation	32,748	29,933
Amortization	8,967	6,557
Deferred income tax (benefit) expense	(3,421)	4,412
Equity (income) loss of unconsolidated entities, net	119	(96)
Gain on sale from discontinued business	—	(18,462)
Loss on early extinguishment of debt	2,668	—
Other, net	1,128	(2,007)
Changes in assets and liabilities, net of acquisitions and dispositions of businesses:
Accounts receivable	(16,446)	(22,050)
Inventories	407	(16,412)
Contract assets	(19,070)	(20,311)
Right-of-use assets	6,768	3,429
Accounts payable	(8,592)	12,308
Accrued interest payable	(7,320)	(9,891)
Accrued compensation	(1,541)	(2,752)
Advances on contracts	(9,698)	40,464
Operating lease liabilities	(6,750)	(3,358)
Retirement plan liabilities, net	(19,267)	(15,534)
Income taxes payable - Gain on sale of discontinued businesses	—	3,843
Other assets and liabilities	14,562	(2,836)
Net cash used by operating activities	(23,173)	(11,536)
Cash flows from investing activities:
Purchases of property, plant and equipment	(27,382)	(27,894)
Purchases of businesses, net of cash acquired	—	(4,157)
Proceeds from sale of discontinued business, net	—	37,219
Proceeds from sales of assets	3,862	2,185
Expenditures for intangible assets	(68)	(58)
Net proceeds (payments) from settlement of foreign currency forward exchange contracts	(1,427)	11,327
Other investing activities, net	46	—
Net cash provided (used) by investing activities	(24,969)	18,622
Cash flows from financing activities:
Short-term borrowings, net	575	3,697
Current maturities and long-term debt:
Additions	434,873	52,875
Reductions	(374,530)	(38,709)
Stock-based compensation - Employee taxes paid	(2,485)	(3,437)
Deferred financing costs	(6,525)	(1,632)
Other financing activities, net	(400)	—
Net cash provided by financing activities	51,508	12,794
Effect of exchange rate changes on cash and cash equivalents, including restricted cash	(710)	(10,824)
Net increase in cash and cash equivalents, including restricted cash	2,656	9,056
Cash and cash equivalents, including restricted cash, at beginning of period	79,669	59,732
Cash and cash equivalents, including restricted cash, at end of period	$82,325	$68,788

Supplementary cash flow information:
Change in accrual for purchases of property, plant and equipment included in accounts payable	$1,865	$(281)

See accompanying notes to unaudited condensed consolidated financial statements.

HARSCO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (Unaudited)

	Harsco Corporation Stockholders’ Equity
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests
(In thousands, except share amounts)	Issued	Treasury					Total
Balances, December 31, 2019	$143,400	$(838,893)	$200,595	$1,824,100	$(587,622)	$48,079	$789,659
Net income				141		1,086	1,227
Total other comprehensive loss, net of deferred income taxes of $(5,267)					(28,854)	(1,148)	(30,002)
Vesting of restricted stock units and other stock grants, net 104,840 shares	230	(889)	(230)				(889)
Vesting of performance share units, net 265,151 shares	589	(3,205)	(589)				(3,205)
Amortization of unearned portion of stock-based compensation, net of forfeitures			2,080				2,080
Balances, March 31, 2020	$144,219	$(842,987)	$201,856	$1,824,241	$(616,476)	$48,017	$758,870

	Harsco Corporation Stockholders’ Equity
(In thousands, except share amounts)	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests
	Issued	Treasury					Total
Balances, December 31, 2020	$144,288	$(843,230)	$204,078	$1,797,759	$(645,741)	$56,245	$713,399
Net income				135		1,430	1,565
Total other comprehensive income (loss), net of deferred income taxes of $134					2,295	(1,066)	1,229
Stock appreciation rights exercised, net 3,842 shares	9	(70)	(9)				(70)
Vesting of restricted stock units and other stock grants, net 144,967 shares	312	(1,850)	(312)				(1,850)
Vesting of performance share units, net 69,127 shares	155	(1,032)	(155)				(1,032)
Amortization of unearned portion of stock-based compensation, net of forfeitures			3,342				3,342
Balances, March 31, 2021	$144,764	$(846,182)	$206,944	$1,797,894	$(643,446)	$56,609	$716,583

See accompanying notes to unaudited condensed consolidated financial statements.

HARSCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.     Basis of Presentation

The Company has prepared these unaudited condensed consolidated financial statements in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the SEC. Accordingly, the unaudited condensed consolidated financial statements do not include all information and disclosure required by U.S. GAAP for annual financial statements. The December 31, 2020 Condensed Consolidated Balance Sheet information contained in this Quarterly Report on Form 10-Q was derived from the 2020 audited consolidated financial statements.  The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements, including the notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. In the opinion of management, all adjustments (all of which are of a normal recurring nature) that are necessary for a fair statement are reflected in the unaudited condensed consolidated financial statements.

Restricted Cash
The Company had restricted cash of $3.0 million and $3.2 million at March 31, 2021 and December 31, 2020, respectively, and the restrictions are primarily related to collateral provided for certain guarantees of the Company's performance.

Impact of COVID-19
Beginning in early 2020, overall global economic conditions were significantly impacted by COVID-19. The Company has operated, since the onset of the pandemic, as a provider of certain essential services in the U.S. and other countries and overall business conditions have strengthened since the second quarter of 2020. And while the ultimate duration and impact of COVID-19 on the Company and its operations is presently unclear, the Company expects that business conditions will improve meaningfully in 2021 compared with 2020.

The Company did not record any long-lived asset impairments, indefinite-lived asset impairments, goodwill impairments, significant inventory write-downs or incremental accounts receivable reserves for current expected credit losses during the three months ended March 31, 2021. However, should the COVID-19 situation deteriorate, such charges are possible in future periods, which could have an adverse effect on the Company's future results of operations, cash flows, or financial condition.

Reclassifications

Certain reclassifications have been made to prior year amounts to conform with current year classifications.

2.     Recently Adopted and Recently Issued Accounting Standards

The following accounting standards have been adopted in 2021:

On January 1, 2021 the Company adopted changes issued by the FASB which are intended to reduce complexity and simplify the accounting for income taxes in accordance with U.S. GAAP by removing certain exceptions related to investments, intraperiod allocations and interim calculations and clarifying existing guidance to improve consistent application. These changes did not have a material impact on the Company's condensed consolidated financial statements.
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

In August 2020, the FASB issued changes which simplified the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. The changes can be adopted no later than January 1, 2022, with early adoption permitted. Management has concluded that this standard will not have an impact on its condensed consolidated financial statements.

3. Acquisitions and Dispositions

ESOL
On April 6, 2020 the Company completed the acquisition of 100% of ESOL, an established waste transportation, processing and services provider with a comprehensive portfolio of disposal solutions for customers primarily across the industrial, retail and healthcare markets from Stericycle, Inc. for $429.0 million of cash consideration, inclusive of post-closing adjustments. In addition, as part of the acquisition, the Company entered into a non-compete agreement with Stericycle, Inc.

The fair value recorded for the assets acquired and liabilities assumed for ESOL is as follows:

	Final
(In millions)	April 6 2020	Measurement Period Adjustments	March 31 2021
Cash and cash equivalents	$0.4	$—	$0.4
Trade accounts receivable	124.1	(1.5)	122.6
Inventory	5.0	—	5.0
Other current assets	0.7	(0.7)	—
Property, plant and equipment	105.3	(3.9)	101.4
Right-of-use assets	56.0	—	56.0
Goodwill	152.0	1.3	153.3
Intangible assets	161.0	—	161.0
Other assets	0.2	—	0.2
Accounts payable	(48.6)	(1.5)	(50.1)
Accrued expenses	(17.5)	(1.8)	(19.3)
Current portion of operating lease liabilities	(16.6)	—	(16.6)
Other current liabilities	(6.4)	(0.2)	(6.6)
Environmental liabilities	(24.4)	—	(24.4)
Deferred income taxes	(15.5)	(1.5)	(17.0)
Operating lease liabilities	(39.4)	—	(39.4)
Total identifiable net assets of ESOL	436.3	(9.8)	426.5
Non-compete agreement	2.5	—	2.5
Total identifiable net assets of ESOL, including non-compete agreement	$438.8	$(9.8)	$429.0

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

The following table details the valuation of identifiable intangible assets and amortization periods for ESOL and the non-compete agreement entered into by the Company upon acquisition of ESOL:

		Final
(Dollars in millions)	Weighted-Average Amortization Period	April 6 2020	Measurement Period Adjustments	March 31 2021
Permits and rights	22 years	$138.0	$—	$138.0
Customer relationships	10 years	23.0	—	23.0
Total identifiable intangible assets of ESOL		161.0	—	161.0
Non-compete agreement	4 years	2.5	—	2.5
Total identifiable intangible assets acquired		$163.5	$—	$163.5

The Company valued the identifiable intangible assets using methodologies under the income approach including the multi-period excess earnings method, the distributor method, and the with-and-without method.

ESOL contributed revenue of $134.2 million and operating income of $7.0 million for the three months ended March 31, 2021. The operations of ESOL have been combined and included as part of the Harsco Clean Earth Segment.

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

Pro forma financial information
The pro forma information below gives effect to the ESOL acquisition as if it had been completed on January 1, 2019. The pro forma information is not necessarily indicative of the Company’s results of operations had the acquisition been completed on the above date, nor is it necessarily indicative of future results. The pro forma information does not reflect any cost savings from operating efficiencies or synergies that could result from the acquisition and does not reflect the additional revenue opportunities following the acquisition. The pro forma information below includes the adjustments necessary to reflect additional depreciation and amortization expense based on the estimated fair value and useful lives of intangible assets and fixed assets acquired; includes additional interest expense of approximately $4.7 million for the three months ended March 31, 2020 on the acquisition related borrowings used to finance the acquisition and excludes certain directly attributable acquisition and integration costs. In addition, the historical ESOL results include $8.9 million for the three months ended March 31, 2020 of corporate expenses charged to ESOL from Stericycle.

Three Months Ended
March 31
(In millions)	2020
Pro forma revenues	$529.5
Pro forma net income attributed to Harsco Corporation (including discontinued operations) (a)	0.9
(a) Pro forma net income includes the after tax gain on the sale of IKG of approximately $9 million.

Harsco Industrial Segment
In January 2020 the Company sold IKG for $85.0 million, including a note receivable with a face value of $40.0 million (initial fair value $34.3 million), and recognized an $18.5 million pre-tax gain on sale (or approximately $9 million after-tax). Together with the 2019 sales of AXC and PK, this completed the divestiture of the former Harsco Industrial Segment originally announced in May 2019. See Note 4, Accounts Receivable and Note Receivable, for additional information related to the note receivable.

The Harsco Industrial Segment has historically been a separate reportable segment with primary operations in North America and Latin America. In accordance with U.S. GAAP, the results of the former Harsco Industrial Segment are presented as discontinued operations and, as such, have been excluded from both continuing operations and segment results for the three months ended March 31, 2020.

Certain key selected financial information included in net income (loss) from discontinued operations for the former Harsco Industrial Segment is as follows:

	Three Months Ended
	March 31
(In millions)	2021	2020
Amounts for the former Harsco Industrial Segment:
Total revenues	$—	$10,203
Cost of products sold	—	8,082
Income (loss) from discontinued business	—	218
Additional amounts allocated to the former Harsco Industrial Segment:
Selling, general and administrative expenses (b)	$1,046	$1,266
(b) The Company has allocated directly attributable transaction costs to discontinued operations. In addition, this caption includes costs directly attributable to retained contingent liabilities of the Harsco Industrial Segment.

4.    Accounts Receivable and Note Receivable
Accounts receivable consist of the following:

(In thousands)	March 31 2021	December 31 2020
Trade accounts receivable	$425,808	$414,891
Less: Allowance for expected credit losses	(7,978)	(7,501)
Trade accounts receivable, net	$417,830	$407,390
Other receivables (a)	$32,998	$34,253
(a) Other receivables include employee receivables, insurance receivable, tax claims and refunds and other miscellaneous items not included in Trade accounts receivable, net.

The provision for doubtful accounts related to trade accounts receivable was as follows:

	Three Months Ended
	March 31
(In thousands)	2021	2020
Provision for expected credit losses and doubtful accounts related to trade accounts receivable	$1,157	$219

At March 31, 2021 approximately $10.3 million of the Company's trade accounts receivable were past due by twelve months or more. Approximately $5.2 million of this amount is effectively reserved, and collection of the remaining balance is still ultimately expected. The increase from December 31, 2020 is due to the aging of certain customer balances in the Harsco Rail Segment, the balance of which the Company ultimately expects to collect.

In January 2020 the Company sold IKG for $85.0 million including cash and a note receivable, subject to post-closing adjustments. The note receivable from the buyer has a face value of $40.0 million, bearing interest at 2.50%, that is paid in kind and matures on January 31, 2027. Any unpaid principal, along with any accrued but unpaid interest is payable at maturity. Prepayment is required in case of a change in control or a percentage of excess cash flow, as defined in the note receivable agreement. Because there are no scheduled payments under the terms of the note receivable, the balance is not classified as current as of March 31, 2021 and is included in the caption Other assets on the Condensed Consolidated Balance Sheet. The initial fair value of the note receivable was $34.3 million which was calculated using an average of various discounted cash flow scenarios based on anticipated timing of repayments (Level 3) and was a non-cash transaction. The note receivable is subsequently measured at amortized cost. Key inputs into the valuation model include: projected timing and amount of cash flows, pro forma debt rating, option-adjusted spread and U.S. Treasury spot rate. At March 31, 2021 the amortized cost of the note receivable was $36.2 million, compared with a fair value of $36.2 million.

(In thousands)	March 31 2021	December 31 2020
Note receivable	$36,229	$35,806

5.    Inventories
Inventories consist of the following:

(In thousands)	March 31 2021	December 31 2020
Finished goods	$10,467	$8,505
Work-in-process	7,846	16,522
Raw materials and purchased parts	121,883	117,789
Stores and supplies	31,391	30,197
Total inventories	$171,587	$173,013

6.     Property, Plant and Equipment
Property, plant and equipment consisted of the following:

(In thousands)	March 31 2021	December 31 2020
Land	$75,581	$75,559
Land improvements	20,082	20,166
Buildings and improvements	248,744	249,954
Machinery and equipment	1,570,783	1,597,592
Uncompleted construction	50,872	42,185
Gross property, plant and equipment	1,966,062	1,985,456
Less: Accumulated depreciation	(1,310,600)	(1,317,247)
Property, plant and equipment, net	$655,462	$668,209

In the third quarter of 2020, a customer of the Harsco Environmental Segment in China ceased steel making operations at its steel mill site in order to relocate the operations to a new site, as a result of a government mandate to improve environmental conditions of the area. The Company will continue to provide services to the same customer at the new site. The net book value of the idled equipment associated with the previous location is approximately $19 million. The customer has entered into an agreement with the government where it will receive compensation for the losses the customer has incurred as a result of the forced shutdown. The Company has continued discussions with the customer regarding compensation, which are expected to be protracted. While the customer has initially indicated that they will not provide compensation, the Company disagrees with their interpretation and is evaluating its legal position in response. In addition, there may be other avenues of pursuing recovery, including seeking relief directly from the local government. At this point, considering the ongoing discussions with the customer, and other avenues, the Company believes it will recover the book value of the equipment and thus does not believe it has an asset impairment as of March 31, 2021. However, the Company will continue to evaluate changes in facts and circumstances and record any impairment charge when and if indicated.

7. Leases
The components of lease expense were as follows:

	Three Months Ended
	March 31
(In thousands)	2021	2020
Finance leases:
Amortization expense	$475	$371
Interest on lease liabilities	102	52
Operating leases	8,372	4,284
Variable and short-term lease expense	12,679	7,111
Sublease income	(49)	(50)
Total lease expense from continuing operations	$21,579	$11,768

Supplemental cash flow information related to leases was as follows:

	Three Months Ended
	March 31
(In thousands)	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Cash flows from operating activities - Operating leases	$8,092	$3,789
Cash flows from financing activities - Finance leases	497	324
ROU assets obtained in exchange for lease obligations:
Operating leases	$5,702	$2,217
Finance leases	430	1,234

Supplemental balance sheet information related to leases was as follows:

(In thousands)	March 31 2021	December 31 2020
Operating Leases:
Operating lease ROU assets	$89,772	$96,849
Current portion of operating lease liabilities	23,632	24,862
Operating lease liabilities	64,029	69,860
Finance Leases:
Property, plant and equipment, net	$8,362	$8,434
Current maturities of long-term debt	1,598	1,683
Long-term debt	6,901	6,867

Supplemental additional information related to leases was as follows:

	March 31 2021	December 31 2020
Other information:
Weighted average remaining lease term - Operating leases (in years)	7.61	8.00
Weighted average remaining lease term - Finance leases (in years)	8.02	8.20
Weighted average discount rate - Operating leases	5.9%	6.1%
Weighted average discount rate - Finance leases	5.1%	5.1%

Maturities of lease liabilities were as follows:

(In thousands)	Operating Leases	Finance Leases
Year Ending December 31:
2021 (excluding the three months ended March 31, 2021)	$22,007	$1,522
2022	24,262	1,788
2023	18,957	1,577
2024	13,224	1,405
2025	8,255	797
After 2025	33,206	3,429
Total lease payments	119,911	10,518
Less: Imputed interest	(32,250)	(2,019)
Total	$87,661	$8,499

The Company's leases, excluding short-term leases, have remaining terms of less than one year to 30 years, some of which include options to extend for up to 10 years, and some of which include options to terminate within one year. As of March 31, 2021, the Company had additional operating leases for property and equipment that have not yet commenced with estimated ROU assets and lease liabilities of $5.8 million to be recognized upon the anticipated lease commencements in the second quarter of 2021 There are no material residual value guarantees or material restrictive covenants in any of the Company's leases.

8.     Goodwill and Other Intangible Assets
The following table reflects the changes in carrying amounts of goodwill by segment for the three months ended March 31, 2021:

(In thousands)	Harsco Environmental Segment	Harsco Clean Earth Segment	Harsco Rail Segment	Consolidated Totals
Balance at December 31, 2020	$406,401	$482,647	$13,026	$902,074
Changes to goodwill (a)	—	1,232	—	1,232
Foreign currency translation	(2,992)	—	—	(2,992)
Balance at March 31, 2021	$403,409	$483,879	$13,026	$900,314
(a) The changes to goodwill relate to the measurement period adjustments for the ESOL acquisition in the Harsco Clean Earth Segment. See Note 3, Acquisitions and Dispositions.

The Company tests for goodwill impairment annually, or more frequently if indicators of impairment exist, or if a decision is made to dispose of a business.  The Company performs its annual goodwill impairment test as of October 1 and monitors for triggering events on an ongoing basis.  The Company determined that, as of March 31, 2021, no interim goodwill impairment testing was necessary.
The Company has concluded that no triggering event occurred during the three months ended March 31, 2021. However, an economic downturn resulting from a deterioration of the COVID-19 situation could impact the Company's future projected cash flows used to estimate fair value, and/or result in a sustained decrease in the Company's share price, which could indicate an impairment.
Intangible assets, net, on the Company's Condensed Consolidated Balance Sheets consist of the following:

	March 31, 2021		December 31, 2020
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer related	$109,413	$50,272	$109,378	$48,057
Permits	308,779	22,923	308,705	18,955
Technology related	40,492	10,684	40,274	9,654
Trade names	31,973	5,500	31,949	4,834
Air rights	26,139	1,239	26,139	1,044
Patents	173	127	192	139
Non-compete Agreement	2,500	625	2,500	469
Other	3,849	1,359	3,911	1,331
Total	$523,318	$92,729	$523,048	$84,483

Amortization expense for intangible assets was as follows:

	Three Months Ended
	March 31
(In thousands)	2021	2020
Amortization expense for intangible assets	$8,216	$5,918

The estimated amortization expense for the next five fiscal years based on current intangible assets is as follows:

(In thousands)	2021	2022	2023	2024	2025
Estimated amortization expense (b)	$32,900	$32,400	$32,300	$31,800	$31,600
(b)     These estimated amortization expense amounts do not reflect the potential effect of future foreign currency exchange fluctuations.

9. Debt and Credit Agreements

On March 10, 2021, the Company amended its Senior Secured Credit Facilities to, among other things, extend the maturity date of the Revolving Credit Facility to March 10, 2026, and to modify aspects of its total net leverage ratio covenant. The interest rate applicable to the Revolving Credit Facility bears interest at a rate, depending on total net leverage, ranging from 50 to 150 basis points over base rate or 150 to 250 basis points over LIBOR, subject to a zero floor.
Under the amended agreement, the net debt to consolidated adjusted EBITDA ratio covenant is 5.75 through the end of 2021 and then decreases quarterly until reaching 4.0 in March 2023.
In addition, the Company issued New Term Loans, as an additional tranche, under the Senior Secured Credit Facilities in an aggregate principal amount of $500 million. The New Term Loans bear interest at a rate per annum of 1.25% over base rate, subject to a zero floor, or 2.25% over LIBOR, subject to a 0.50% floor. The New Term Loans are subject to quarterly amortization of principal of 0.25%, beginning September 30, 2021. The proceeds of the New Term Loans were used to repay in full the outstanding Term Loan A and Term Loan B under the Senior Secured Credit Facilities, which were due on June 28, 2024 and December 8, 2024, respectively. The New Term Loans mature on March 10, 2028, or earlier, on the date that is 91 days prior to the maturity date of the Company’s 5.75% Senior Notes due 2027 if such Senior Notes are outstanding or have not been refinanced at such time.

Total expenses of $5.3 million, including a write-off of $2.7 million of previously recorded deferred financing costs, were recognized during the three months ended March 31, 2021 related to the amended Senior Secured Credit Facilities in the caption Unused debt commitment fees, amendment fees and loss on extinguishment of debt on the Condensed Consolidated Statements of Operations. The Company has capitalized fees of $7.8 million related to the amendment of the Senior Secured Credit Facilities, of which $6.5 million were paid as of March 31, 2021.
Long-term debt consists of the following:

(In thousands)	March 31 2021	December 31 2020
Senior Secured Credit Facilities:
New Term Loan	$500,000	$—
Term Loan A	—	280,000
Term Loan B	—	218,188
Revolving Credit Facility	339,000	281,000
5.75% Notes, due July 31, 2027	500,000	500,000
Other financing payable (including finance leases) in varying amounts	22,221	21,344
Total debt obligations	1,361,221	1,300,532
Less: deferred financing costs	(20,176)	(15,767)
Total debt obligations, net of deferred financing costs	1,341,045	1,284,765
Less: current maturities of long-term debt	(6,720)	(13,576)
Long-term debt	$1,334,325	$1,271,189

10.  Employee Benefit Plans

	Three Months Ended
	March 31
Defined Benefit Pension Plans Net Periodic Pension Cost (Benefit)	U.S. Plans		International Plans
(In thousands)	2021	2020	2021	2020
Service costs	$—	$—	$493	$429
Interest costs	1,203	1,845	3,193	4,395
Expected return on plan assets	(3,050)	(2,842)	(11,367)	(10,190)
Recognized prior service costs	—	—	127	107
Recognized loss	1,385	1,425	4,563	3,655
Defined benefit pension plans net periodic pension cost (benefit)	$(462)	$428	$(2,991)	$(1,604)

	Three Months Ended
Company Contributions	March 31
(In thousands)	2021	2020
Defined benefit pension plans (U.S.)	$2,866	$2,027
Defined benefit pension plans (International)	12,622	10,060
Multiemployer pension plans	440	409
Defined contribution pension plans	3,413	3,169
The Company's estimate of expected contributions to be paid during the remainder of 2021 for the U.S. and international defined benefit pension plans is $1.4 million and $12.7 million, respectively.

11.     Income Taxes

Income tax expense from continuing operations for the three months ended March 31, 2021 was $4.2 million compared with an income tax benefit from continuing operations of $0.7 million for the three months ended March 31, 2020. The change in the income tax expense for the three months ended March 31, 2021 compared with the income tax benefit for the three months ended March 31, 2020 is the result of higher taxable income, primarily due to an improvement in operations and acquisition and integration costs in 2020 not recurring in 2021, partially offset by debt refinancing expenses in 2021.

An income tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, based on technical merits, including resolutions of any related appeals or litigation processes. The reserve for uncertain tax positions at March 31, 2021 was $4.3 million, including interest and penalties.  Within the next twelve months, it is reasonably possible that $0.6 million unrecognized income tax benefits will be recognized upon settlement of tax examinations and the expiration of various statutes of limitations.

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

The following table summarizes information related to the location and undiscounted amount of the Company's environmental liabilities:

(In thousands)	March 31 2021	December 31 2020
Current portion of environmental liabilities (a)	$6,791	$6,933
Long-term environmental liabilities	29,044	29,424
Total environmental liabilities	$35,835	$36,357
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

On January 27, 2020, the U.S. EPA issued a Notice of Potential Liability to the Company, along with several other companies, concerning the Newtown Creek Superfund Site located in Kings and Queens Counties in New York. The Notice alleges certain facilities formerly owned or operated by subsidiaries of the Company may have resulted in the discharge of hazardous substances into Newtown Creek or its Dutch Kills tributary. The site has been subject to CERCLA response activities since approximately 2011, and a feasibility study is currently being performed to evaluate a potential early action response for the lower two miles of the Creek. The Company is one of approximately eighteen (18) Potentially Responsible Parties that have received notices, though it is believed other PRPs may exist. The Company vigorously contests the allegations of the Notice and currently does not believe that this matter will have a material effect on the Company’s financial position.

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

As previously disclosed, the Company has had ongoing meetings with the SCE over processing salt cakes, a processing byproduct, stored at the Al Hafeerah site. The Company’s Bahrain operations that produced the salt cakes has ceased operations. An Environmental Impact Assessment and Technical Feasibility Study for facilities to process the salt cakes was approved by the SCE during the first quarter of 2018. Commissioning of the facilities is currently in progress and should be completed during the second quarter of 2021, and full operations are expected during the second half of 2021. The Company has previously established a reserve of $7.0 million, which represents the Company's best estimate of the ultimate costs to be incurred to resolve this matter. The Company continues to evaluate this reserve and any future change in estimated costs could be material to the Company’s results of operations in any one period.

On July 27, 2018 Brazil’s Federal and Rio de Janeiro State Public Prosecution Offices (MPF and MPE) filed a Civil Public Action against one of the Company's customers (CSN), the Company’s Brazilian subsidiary, the Municipality of Volta Redonda, Brazil, and the Instituto Estadual do Ambiente (local environmental protection agency) seeking the implementation of various measures to limit and reduce the accumulation of customer-owned slag at the site in Brazil. On August 6, 2018 the 3rd Federal Court in Volta Redonda granted the MPF and MPE an injunction against the same parties requiring, among other things, CSN and the Company’s Brazilian subsidiary to limit the volume of slag sent to the site. Because the customer owns the site and the slag located on the site, the Company believes that complying with this injunction is the steel producer’s responsibility.  On March 18, 2019 the Court issued an order fining the Company 5,000 Brazilian reais per day (or approximately $900 per day) and CSN 20,000 Brazilian reais per day (or approximately $3,500 per day) until the requirements of the injunction are met. On November 1, 2019 the Court issued an additional order increasing the fines assessed to the

Company to 25,000 Brazilian reais per day (or approximately $4,300 per day) and raising the fines assessed to CSN to 100,000 Brazilian reais per day (or approximately $17,300 per day). The Court also assessed an additional fine of 10,000,000 Brazilian reais (or approximately $1,732,000) against CSN and the Company jointly. The Company is appealing the fines and the underlying injunction.  Both the Company and CSN continue to have discussions with the governmental authorities on the injunction and the possible resolution of the underlying case. The Company does not believe that a loss relating to this matter is probable or estimable at this point.

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

In October 2009 the Company received notification of the SPRA’s final administrative decision regarding the levying of ICMS in the State of São Paulo in relation to services provided to a customer in the State between January 2004 and May 2005.  As of March 31, 2021 the principal amount of the tax assessment from the SPRA with regard to this case is approximately $1.1 million, with penalty, interest and fees assessed to date increasing such amount by an additional $14.7 million.  On June 4, 2018 the Appellate Court of the State of Sao Paulo ruled in favor of the SPRA but ruled that the assessed penalty should be reduced to approximately $1.1 million. After calculating the interest accrued on the penalty, the Company estimates that this ruling reduces the current overall potential liability for this case to approximately $6 million. All such amounts include the effect of foreign currency translation. The Company has appealed the ruling in favor of the SPRA to the Superior Court of Justice. Due to multiple court precedents in the Company’s favor, as well as the Company’s ability to appeal, the Company does not believe a loss is probable.
Another ICMS tax case involving the SPRA refers to the tax period from January 2002 to December 2003. In December 2018 the administrative tribunal hearing the case upheld the Company's liability. The Company has appealed to the judicial phase. The aggregate amount assessed by the tax authorities in August 2005 was $4.4 million (the amounts with regard to this claim are valued as of the date of the assessment since it has not yet reached the collection phase), composed of a principal amount of $1.0 million, with penalty and interest assessed through that date increasing such amount by an additional $3.3 million.  On December 6, 2018 the administrative tribunal reduced the applicable penalties to $0.7 million. After calculating the interest accrued on the current penalty, the Company estimates that the current overall liability for this case to be approximately $5.0 million. All such amounts include the effect of foreign currency translation. Due to multiple court precedents in the Company's favor the Company does not believe a loss is probable.
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
Brazilian Labor Disputes
The Company is subject to ongoing collective bargaining and individual labor claims in Brazil through the Harsco Environmental Segment which allege, among other things, the Company's failure to pay required amounts for overtime and vacation at certain sites. The Company is vigorously defending itself against these claims; however, litigation is inherently unpredictable, particularly in foreign jurisdictions. While the Company does not currently expect that the ultimate resolution of these claims will have a material adverse effect on the Company’s financial condition, results of operations or cash flows, it is not possible to predict the ultimate outcome of these labor-related disputes. As of March 31, 2021 and December 31, 2020 the Company has established reserves of $3.7 million and $4.3 million, respectively, on the Company's Condensed Consolidated Balance Sheets for amounts considered to be probable and estimable.

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
At March 31, 2021 there were approximately 17,192 pending asbestos personal injury actions filed against the Company.  Of those actions, approximately 16,602 were filed in the New York Supreme Court (New York County), approximately 119 were filed in other New York State Supreme Court Counties and approximately 471 were filed in courts located in other states.
The complaints in most of those actions generally follow a form that contains a standard damages demand of $20 million or $25 million, regardless of the individual plaintiff’s alleged medical condition, and without identifying any specific Company product.
At March 31, 2021 approximately 16,549 of the actions filed in New York Supreme Court (New York County) were on the Deferred/Inactive Docket created by the court in December 2002 for all pending and future asbestos actions filed by persons who cannot demonstrate that they have a malignant condition or discernible physical impairment. The remaining approximately 53 cases in New York County are pending on the Active or In Extremis Docket created for plaintiffs who can demonstrate a malignant condition or physical impairment.
The Company has liability insurance coverage under various primary and excess policies that the Company believes will be available, if necessary, to substantially cover any liability that might ultimately be incurred in the asbestos actions referred to above. The costs and expenses of the asbestos actions are being paid by the Company's insurers.

In view of the persistence of asbestos litigation in the U.S., the Company expects to continue to receive additional claims in the future. The Company intends to continue its practice of vigorously defending these claims and cases. At March 31, 2021 the Company has obtained dismissal in approximately 28,324 cases by stipulation or summary judgment prior to trial.
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
Insurance liabilities are recorded when it is probable that a liability has been incurred for a particular event and the amount of loss associated with the event can be reasonably estimated. Insurance reserves have been estimated based primarily upon actuarial calculations and reflect the undiscounted estimated liabilities for ultimate losses, including claims incurred but not reported. Inherent in these estimates are assumptions that are based on the Company's history of claims and losses, a detailed analysis of existing claims with respect to potential value, and current legal and legislative trends. If actual claims differ from those projected by management, changes (either increases or decreases) to insurance reserves may be required and would be recorded through income in the period the change was determined. When a recognized liability is covered by third-party insurance, the Company records an insurance claim receivable to reflect the covered liability. Insurance claim receivables are included in Other receivables on the Company's Condensed Consolidated Balance Sheets. See Note 1, Summary of Significant Accounting Policies, to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 for additional information on Accrued insurance and loss reserves.

13.  Reconciliation of Basic and Diluted Shares

	Three Months Ended
	March 31
(In thousands, except per share amounts)	2021	2020
Income (loss) from continuing operations attributable to Harsco Corporation common stockholders	$1,462	$(8,782)
Weighted-average shares outstanding:
Weighted-average shares outstanding - basic	79,088	78,761
Dilutive effect of stock-based compensation	927	—
Weighted-average shares outstanding - diluted	80,015	78,761
Earnings (loss) from continuing operations per common share, attributable to Harsco Corporation common stockholders:
Basic	$0.02	$(0.11)
Diluted	$0.02	$(0.11)
The following average outstanding stock-based compensation units were not included in the computation of diluted earnings per share because the effect was either antidilutive or the market conditions for the performance share units were not met:

	Three Months Ended
	March 31
(In thousands)	2021	2020
Restricted stock units	—	749
Stock appreciation rights	847	2,643
Performance share units	1,013	940

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
The fair value of outstanding derivative contracts recorded as assets and liabilities on the Company's Condensed Consolidated Balance Sheets was as follows:

(In thousands)	Balance Sheet Location	Fair Value of Derivatives Designated as Hedging Instruments	Fair Value of Derivatives Not Designated as Hedging Instruments	Total Fair Value
March 31, 2021
Asset derivatives (Level 2):
Foreign currency exchange forward contracts	Other current assets	$502	$6,995	$7,497
Total		$502	$6,995	$7,497

Liability derivatives (Level 2):
Foreign currency exchange forward contracts	Other current liabilities	$786	$2,144	$2,930
Interest rate swaps	Other current liabilities	3,651	—	3,651
Interest rate swaps	Other liabilities	3,151	—	3,151
Total		$7,588	$2,144	$9,732
December 31, 2020
Asset derivatives (Level 2):
Foreign currency exchange forward contracts	Other current assets	$900	$2,777	$3,677
Total		$900	$2,777	$3,677
Liability derivatives (Level 2):
Foreign currency exchange forward contracts	Other current liabilities	$950	$4,098	$5,048
Interest rate swaps	Other current liabilities	3,959	—	3,959
Interest rate swaps	Other liabilities	3,718	—	3,718
Total		$8,627	$4,098	$12,725

All of the Company's derivatives are recorded on the Condensed Consolidated Balance Sheets at gross amounts and not offset. All of the Company's interest rate swaps, CCIRs and certain foreign currency exchange forward contracts are transacted under ISDA documentation. Each ISDA master agreement permits the net settlement of amounts owed in the event of default. The Company's derivative assets and liabilities subject to enforceable master netting arrangements, if offset, would have resulted in a $1.6 million net liability at March 31, 2021 and at December 31, 2020 would not have resulted in a net asset or liability.

The effect of derivative instruments on the Company's Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Comprehensive Income (Loss) was as follows:
Derivatives Designated as Hedging Instruments

	Amount Recognized in OCI on Derivatives		Location of Amount Reclassified from AOCI into Income	Amount Reclassified from AOCI into Income - Effective Portion or Equity
	Three Months Ended			Three Months Ended
	March 31			March 31
(In thousands)	2021	2020		2021	2020
Foreign currency exchange forward contracts	$(1)	$2,037	Product revenues	$(50)	$(1,404)
Interest rate swaps	19	(3,578)	Interest expense	865	378
CCIRs (a)	—	58	Interest expense	—	305
	$18	$(1,483)		$815	$(721)

(a)    Amounts represent changes in foreign currency translation related to balances in AOCI.

The location and amount of gain (loss) recognized on the Company's Condensed Consolidated Statements of Operations was as follows:

	Three Months Ended
	March 31
	2021		2020
(in thousands)	Product Revenues	Interest Expense	Product Revenues	Interest Expense
Total amounts of line items presented in the Condensed Consolidated Statement of Operations in which the effects of cash flow hedges are recorded	$104,406	$(16,864)	$107,252	$(12,649)
Interest rate swaps:
Gain or (loss) reclassified from AOCI into income	—	(865)	—	(378)
Foreign exchange contracts:
Gain or (loss) reclassified from AOCI into income	50	—	1,404	—
Amount excluded from effectiveness testing recognized in earnings based on changes in fair value	28	—	183	—
Amount excluded from the effectiveness testing recognized in earnings based on an amortization approach	1	—	—	—
CCIRs:
Loss reclassified from AOCI into income	—	—	—	(305)

Derivatives Not Designated as Hedging Instruments

	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives (b)
		Three Months Ended
		March 31
(In thousands)		2021	2020
Foreign currency exchange forward contracts	Cost of services and products sold	$4,744	$5,542
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
The recognized gains and losses offset amounts recognized in cost of services and products sold principally as a result of intercompany or third-party foreign currency exposures. At March 31, 2021 and December 31, 2020 the notional amounts of foreign currency exchange forward contracts were $403.6 million and $460.5 million, respectively. These contracts are primarily denominated in British Pound Sterling and Euros and mature through October 2022.
In addition to foreign currency exchange forward contracts, the Company designates certain loans as hedges of net investments in international subsidiaries.  The Company recorded pre-tax net gains of $3.3 million for the three months ended March 31, 2021 and pre-tax net losses of $9.7 million for the three months ended March 31, 2020 in AOCI.

Interest Rate Swaps
The Company uses interest rate swaps in conjunction with certain variable rate debt issuances in order to secure a fixed interest rate.  Changes in the fair value attributed to the effect of the swaps’ interest spread and changes in the credit worthiness of the counter-parties are recorded in AOCI.

At March 31, 2021, the Company has entered into a series of interest rate swaps that are in effect through 2022 and have the effect of converting $200.0 million of the Term Loan Facility from floating-rate to fixed-rate.  The fixed rates provided by the swaps replace the adjusted LIBOR rate in the interest calculation, ranging from 2.71% for 2021 to 3.12% for 2022.

Cross-Currency Interest Rate Swaps
The Company may use CCIRs in conjunction with certain debt issuances in order to secure a fixed local currency interest rate. Under these CCIRs, the Company receives interest based on a fixed or floating U.S. dollar rate and pays interest on a fixed local currency rate based on the contractual amounts in dollars and the local currency, respectively. At maturity, there is also the payment of principal amounts between currencies. Changes in the fair value attributed to the effect of the swaps' interest spread and changes in the credit worthiness of the counter-parties are recorded in AOCI. Changes in value attributed to the effect of foreign currency fluctuations are recorded on the Company's Condensed Consolidated Statements of Operations and offset currency fluctuation effects on the debt principal. The Company had no outstanding CCIRs at March 31, 2021.

Fair Value of Other Financial Instruments
The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and short-term borrowings approximate fair value due to the short-term maturities of these assets and liabilities.  At March 31, 2021 and December 31, 2020 the total fair value of long-term debt (excluding deferred financing costs), including current maturities, was $1,364.7 million and $1,324.9 million, respectively, compared with a carrying value of $1,361.2 million and $1,300.5 million, respectively.  Fair values for debt are based on pricing models using market-based inputs (Level 2) for similar issues or on the current rates offered to the Company for debt of the same remaining maturities.

15. Review of Operations by Segment

	Three Months Ended
	March 31
(In thousands)	2021	2020
Revenues From Continuing Operations (a)
Harsco Environmental	$257,986	$241,559
Harsco Clean Earth	189,279	78,812
Harsco Rail	81,590	78,470
Total Revenues From Continuing Operations	$528,855	$398,841
Operating Income (Loss) From Continuing Operations (a)
Harsco Environmental	$25,935	$10,520
Harsco Clean Earth	3,178	4,245
Harsco Rail	4,664	6,472
Corporate	(8,953)	(18,356)
Total Operating Income From Continuing Operations	$24,824	$2,881
Depreciation (a)
Harsco Environmental	$25,717	$25,375
Harsco Clean Earth	5,337	2,621
Harsco Rail	1,211	1,215
Corporate	483	513
Total Depreciation	$32,748	$29,724
Amortization (a)
Harsco Environmental	$2,048	$1,936
Harsco Clean Earth	6,083	3,898
Harsco Rail	85	84
Corporate (b)	751	639
Total Amortization	$8,967	$6,557
Capital Expenditures (a)
Harsco Environmental	$24,419	$24,748
Harsco Clean Earth	2,530	1,442
Harsco Rail	365	1,539
Corporate	68	58
Total Capital Expenditures	$27,382	$27,787
(a)     The Company's acquisition of ESOL closed on April 6, 2020. See Note 3, Acquisitions and Dispositions, for additional details.
(b)     Amortization expense on Corporate relates to the amortization of deferred financing costs.

Reconciliation of Segment Operating Income to Income (Loss) From Continuing Operations Before Income Taxes and Equity Income

	Three Months Ended
	March 31
(In thousands)	2021	2020
Segment operating income	$33,777	$21,237
General Corporate expense	(8,953)	(18,356)
Operating income from continuing operations	24,824	2,881
Interest income	585	193
Interest expense	(16,864)	(12,649)
Unused debt commitment fees, amendment fees and loss on extinguishment of debt	(5,258)	(488)
Defined benefit pension income	3,953	1,589
Income (loss) from continuing operations before income taxes and equity income	$7,240	$(8,474)

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

A summary of the Company's revenues by primary geographical markets as well as by key product and service groups is as follows:

	Three Months Ended
	March 31, 2021
(In thousands)	Harsco Environmental Segment	Harsco Clean Earth Segment	Harsco Rail Segment	Consolidated Totals
Primary Geographical Markets (a) (b):
North America	$67,181	$189,279	$58,261	$314,721
Western Europe	112,171	—	16,633	128,804
Latin America (c)	30,653	—	560	31,213
Asia-Pacific	23,370	—	6,136	29,506
Middle East and Africa	20,121	—	—	20,121
Eastern Europe	4,490	—	—	4,490
Total Revenues	$257,986	$189,279	$81,590	$528,855
Key Product and Service Groups (a):
Environmental services related to resource recovery for metals manufacturing and related logistical services	$225,060	$—	$—	$225,060
Applied products	29,785	—	—	29,785
Environmental systems for aluminum dross and scrap processing	3,141	—	—	3,141
Railway track maintenance equipment	—	—	46,440	46,440
After market parts and services; safety and diagnostic technology	—	—	26,769	26,769
Railway contracting services	—	—	8,381	8,381
Waste processing, recycling, reuse and transportation solutions	—	189,279	—	189,279
Total Revenues	$257,986	$189,279	$81,590	$528,855

	Three Months Ended
	March 31, 2020
(In thousands)	Harsco Environmental Segment	Harsco Clean Earth Segment	Harsco Rail Segment	Consolidated Totals
Primary Geographical Markets (a) (b):
North America	$69,881	$78,812	$53,773	$202,466
Western Europe	96,317	—	18,164	114,481
Latin America (c)	33,260	—	665	33,925
Asia-Pacific	21,996	—	5,868	27,864
Middle East and Africa	15,889	—	—	15,889
Eastern Europe	4,216	—	—	4,216
Total Revenues	$241,559	$78,812	$78,470	$398,841

Key Product and Service Groups (a):
Environmental services related to resource recovery for metals manufacturing and related logistical services	$207,596	$—	$—	$207,596
Applied products	30,262	—	—	30,262
Environmental systems for aluminum dross and scrap processing	3,701	—	—	3,701
Railway track maintenance equipment	—	—	42,615	42,615
After market parts and services; safety and diagnostic technology	—	—	31,200	31,200
Railway contracting services	—	—	4,655	4,655
Waste processing, recycling, reuse and transportation solutions	—	78,812	—	78,812
Total Revenues	$241,559	$78,812	$78,470	$398,841

(a)    The Company's acquisition of ESOL closed on April 6, 2020. The results are included in the Harsco Clean Earth Segment. See Note 3, Acquisitions and Dispositions, for additional details.

(b)     Revenues are attributed to individual countries based on the location of the facility generating the revenue.
(c)     Includes Mexico.

The Company may receive payments in advance of earning revenue, which are treated as Advances on contracts on the Condensed Consolidated Balance Sheets. The Company may recognize revenue in advance of being able to contractually invoice the customer, which is treated as Contract assets on the Condensed Consolidated Balance Sheets. Non-current contract assets are included in Other assets on the Condensed Consolidated Balance Sheets. Contract assets are transferred to Trade accounts receivable, net, when the right to payment becomes unconditional. Contract assets and Contract liabilities are reported as a net position, on a contract-by-contract basis, at the end of each reporting period. These instances are primarily related to the Harsco Rail Segment.

The Company had Contract assets totaling $79.1 million and $60.1 million at March 31, 2021 and December 31, 2020, respectively. The increase is due principally to additional contract assets recognized in excess of the transfer of contract assets to accounts receivable, primarily in the Harsco Rail Segment. The Company had Advances on contracts totaling $72.5 million and $84.9 million at March 31, 2021 and December 31, 2020, respectively. The decrease is due principally to the recognition of revenue on previously received Advances on contracts in excess of the receipt of new advances on contracts during the period, primarily in the Harsco Rail Segment. During the three months ended March 31, 2021 and 2020, the Company recognized approximately $17 million and $18 million, respectively, of revenue related to amounts previously included in Advances on contracts.
At March 31, 2021 the Harsco Environmental Segment had remaining, fixed, unsatisfied performance obligations where the expected contract duration exceeds one year totaling $74.7 million. Of this amount, $17.9 million is expected to be fulfilled by March 31, 2022, $16.7 million by March 31, 2023, $15.5 million by March 31, 2024, $15.2 million by March 31, 2025 and the remainder thereafter. These amounts exclude any variable fees, fixed fees subject to indexation and any performance obligations expected to be satisfied within one year.

At March 31, 2021 the Harsco Rail Segment had remaining, fixed, unsatisfied performance obligations where the expected contract duration exceeds one year totaling $299.5 million. Of this amount, $121.3 million is expected to be fulfilled by March 31, 2022, $102.8 million by March 31, 2023, $52.6 million by March 31, 2024, $14.5 million by March 31, 2025 and the remainder thereafter. These amounts exclude any variable fees, fixed fees subject to indexation and any performance obligations expected to be satisfied within one year.

The Company recognized an initial estimated forward loss provision related to the contracts with SBB of $45.1 million for the year ended December 31, 2016. The Company recorded an additional forward loss provision of $1.8 million for the year ended December 31, 2018. At March 31, 2021 and December 31, 2020 the remaining estimated forward loss provision of $3.8 million and $4.4 million, respectively, is included in the caption Other current liabilities on the Condensed Consolidated Balance Sheets. The estimated forward loss provision represents the Company's best estimate based on currently available information. It is possible that the Company's overall estimate of costs to complete these contracts may increase, which would result in an additional estimated forward loss provision at such time.

The Company recognized $5.2 million and $10.1 million of revenues for the contracts with SBB on an over time basis, utilizing a cost-to-cost method for the three months ended March 31, 2021 and 2020, respectively. The Company has substantially completed the first contract and is approximately 74% complete on the second contract with SBB as of March 31, 2021.

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

17.   Other (Income) Expenses, Net

The major components of this Condensed Consolidated Statements of Operations caption were as follows:

	Three Months Ended
	March 31
(In thousands)	2021	2020
Employee termination benefit costs	$589	$5,455
Other costs to exit activities	238	176
Impaired asset write-downs	22	69
Net gains	(1,693)	(19)
Other	(68)	52
Other (income) expenses, net	$(912)	$5,733

18. Components of Accumulated Other Comprehensive Loss
AOCI is included on the Condensed Consolidated Statements of Stockholders' Equity. The components of AOCI, net of the effect of income taxes, and activity for the three months ended March 31, 2020 and 2021 was as follows:

	Components of AOCI, Net of Tax
(In thousands)	Cumulative Foreign Exchange Translation Adjustments		Effective Portion of Derivatives Designated as Hedging Instruments		Cumulative Unrecognized Actuarial Losses on Pension Obligations		Unrealized Gain (Loss) on Marketable Securities	Total
Balance at December 31, 2019	$(143,340)		$(3,717)		$(440,562)		$(3)	$(587,622)
OCI before reclassifications	(71,472)	(a)	(1,042)	(b)	21,429	(a)	(18)	(51,103)
Amounts reclassified from AOCI, net of tax	12,906		(645)		8,840		—	21,101
Total OCI	(58,566)		(1,687)		30,269		(18)	(30,002)
OCI attributable to noncontrolling interests	1,148		—		—		—	1,148
OCI attributable to Harsco Corporation	(57,418)		(1,687)		30,269		(18)	(28,854)
Balance at March 31, 2020	$(200,758)		$(5,404)		$(410,293)		$(21)	$(616,476)

	Components of AOCI, Net of Tax
(In thousands)	Cumulative Foreign Exchange Translation Adjustments		Effective Portion of Derivatives Designated as Hedging Instruments		Cumulative Unrecognized Actuarial Losses on Pension Obligations		Unrealized Gain (Loss) on Marketable Securities	Total
Balance at December 31, 2020	$(125,392)		$(5,840)		$(514,500)		$(9)	$(645,741)
OCI before reclassifications	(3,296)	(a)	119	(b)	(1,897)	(a)	17	(5,057)
Amounts reclassified from AOCI, net of tax	—		570		5,716		—	6,286
Total OCI	(3,296)		689		3,819		17	1,229
OCI attributable to noncontrolling interests	1,066		—		—		—	1,066
OCI attributable to Harsco Corporation	(2,230)		689		3,819		17	2,295
Balance at March 31, 2021	$(127,622)		$(5,151)		$(510,681)		$8	$(643,446)
(a)    Principally foreign currency fluctuation.
(b)     Net change from periodic revaluations.

Amounts reclassified from AOCI were as follows:

(In thousands)	Three Months Ended		Location on the Condensed Consolidated Statements of Operations
	March 31
	2021	2020
Recognition of cumulative foreign currency translation adjustments:
Loss on substantial liquidation of subsidiaries (c)	$—	$12,906	Gain on sale of discontinued businesses
Amortization of cash flow hedging instruments:
Foreign currency exchange forward contracts	$(50)	$(1,404)	Product revenues
CCIRs	—	305	Interest expense
Interest rate swaps	865	378	Interest expense
Total before taxes	815	(721)
Income taxes	(245)	76
Total reclassification of cash flow hedging instruments, net of tax	$570	$(645)
Amortization of defined benefit pension items (d):
Actuarial losses	$5,948	$5,080	Defined benefit pension income
Prior service costs	127	107	Defined benefit pension income
Pension liability transfer - discontinued business	—	5,363	Gain on sale of discontinued businesses
Total before taxes	6,075	10,550
Income taxes	(359)	(1,710)
Total reclassification of defined benefit pension items, net of tax	$5,716	$8,840
(c)    No tax impact.
(d)    These AOCI components are included in the computation of net periodic pension costs. See Note 10, Employee Benefit Plans, for additional details.

ITEM 2.                 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements as well as the audited consolidated financial statements of the Company, including the notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 which includes additional information about the Company’s critical accounting policies, contractual obligations, practices and the transactions that support the financial results, and provides a more comprehensive summary of the Company’s outlook, trends and strategies for 2021 and beyond.
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
Factors that could cause actual results to differ, perhaps materially, from those implied by forward-looking statements include, but are not limited to: (1) changes in the worldwide business environment in which the Company operates, including changes in general economic conditions or changes due to COVID-19 and governmental and market reactions to COVID-19; (2) changes in currency exchange rates, interest rates, commodity and fuel costs and capital costs; (3) changes in the performance of equity and bond markets that could affect, among other things, the valuation of the assets in the Company's pension plans and the accounting for pension assets, liabilities and expenses; (4) changes in governmental laws and regulations, including environmental, occupational health and safety, tax and import tariff standards and amounts; (5) market and competitive changes, including pricing pressures, market demand and acceptance for new products, services and technologies; (6) the Company's inability or failure to protect its intellectual property rights from infringement in one or more of the many countries in which the Company operates; (7) failure to effectively prevent, detect or recover from breaches in the Company's cybersecurity infrastructure; (8) unforeseen business disruptions in one or more of the many countries in which the Company operates due to political instability, civil disobedience, armed hostilities, public health issues or other calamities; (9) disruptions associated with labor disputes and increased operating costs associated with union organization; (10) the seasonal nature of the Company's business; (11) the Company's ability to successfully enter into new contracts and complete new acquisitions or strategic ventures in the time-frame contemplated, or at all; (12) the integration of the Company's strategic acquisitions; (13) potential severe volatility in the capital markets; (14) failure to retain key management and employees; (15) the outcome of any disputes with customers, contractors and subcontractors; (16) the financial condition of the Company's customers, including the ability of customers (especially those that may be highly leveraged, have inadequate liquidity or whose business is significantly impacted by COVID-19) to maintain their credit availability; (17) implementation of environmental remediation matters; (18) risk and uncertainty associated with intangible assets and (19) other risk factors listed from time to time in the Company's SEC reports. A further discussion of these, along with other potential risk factors, can be found in Part I, Item 1A, "Risk Factors," of the Company's Annual Report on Form 10-K for the year ended December 31, 2020, and Part II, Item 1A, Risk Factors herein. The Company cautions that these factors may not be exhaustive and that many of these factors are beyond the Company's ability to control or predict. Accordingly, forward-looking statements should not be relied upon as a prediction of actual results. The Company undertakes no duty to update forward-looking statements except as may be required by law.

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

On March 10, 2021, the Company amended its Senior Secured Credit Facilities to, among other things, extend the maturity date of the Revolving Credit Facility to March 10, 2026, and to increase certain levels set forth in the total net leverage ratio covenant. In addition, the Company issued New Term Loans, using the proceeds to repay in full the outstanding Term Loan A and Term Loan B. The New Term Loans mature on March 10, 2028, or earlier, on the date that is 91 days prior to the maturity date of the Company's 5.75% Senior Notes due 2027 if such Senior Notes are outstanding or have not been refinanced at such time. See Note 9, Debt, in Part I, Item 1, "Financial Statements," for additional details.

Beginning in March 2020 overall global economic conditions were significantly impacted by COVID-19. The Company has operated as a provider of certain essential services since the onset of the pandemic, and it has taken actions to protect all stakeholders and to minimize the operational and financial impacts of COVID-19 during this period. Looking forward the duration and impact of COVID-19 on the Company is unclear, however business conditions have steadily improved since the second quarter of 2020 and the Company anticipates that business fundamentals will strengthen further in 2021. Please refer to the below discussion of business outlook and Part II, Item 1A, "Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2020 for additional information related to the potential impacts of COVID-19 on the Company.

Highlights from the first quarter of 2021 include (refer to the discussion of segment and consolidated results included within Results of Operations below, as well as Liquidity and Capital Resources, for additional information pertaining to the key drivers impacting these highlights):

•Revenues for the first quarter of 2021 increased approximately 33% compared with the first quarter of 2020. The primary drivers for these increases were the acquisition of ESOL and increased services demand in the Harsco Environmental Segment as well as the impact of foreign currency translation.
•Operating income from continuing operations for the first quarter of 2021 increased $21.9 million compared with the first quarter of 2020. The primary drivers for these increases were increased services demand and higher contributions from applied products in the Harsco Environmental Segment, the acquisition of ESOL, acquisition and integration costs of approximately $14 million, primarily related to the ESOL acquisition, which were incurred during the first quarter of 2020, and employee termination benefit costs of approximately $5 million in the Harsco Environmental Segment which were incurred in the first quarter of 2020.
•Diluted earnings per common share from continuing operations attributable to Harsco Corporation for the first quarter of 2021 was $0.02, an increase compared with the diluted loss per common share from continuing operations of $0.11 during first quarter of 2020. In addition to the factors noted above for revenue and operating income from continuing operations, the primary drivers of this increase noted above were partially offset by increased interest expense due to higher debt levels, debt-related transaction expenses and the effect of income taxes.
•Cash flows used by operating activities for the first quarter of 2021 were $23.2 million, a decrease of $11.6 million compared with the Cash flows used by operating activities for the first quarter of 2020. The primary driver for this decrease was an unfavorable change in working capital, principally due to lower customer advances in the Harsco Rail Segment, partially offset by higher cash net income.
•Capital expenditures for purchases of property, plant and equipment for the first quarter 2021 were $27.4 million, a decrease of $0.5 million or 1.8% compared with the first quarter of 2020.

The Company maintains a positive outlook across all businesses supported by favorable underlying growth characteristics in its businesses and investments by the Company to further supplement growth. Financial results, however, continue to be impacted by the global COVID-19 pandemic that began in 2020. This business pressure was most significant during the second and third quarters of 2020 and the scale and pace of the recovery varies by end market. With that said, economic conditions in the

Company's businesses have improved meaningfully since mid-2020 and the Company expects financial performance to improve further during 2021 as a result.

The Company’s view for the remainder of 2021 and beyond is supported by the following factors, which should be considered in the context of other risks, trends and strategies in the Company's Annual Report on Form 10-K for the year ended December 31, 2020 together with those described at the beginning of this section:

•The Harsco Environmental Segment operates throughout the world to support critical metal production. In 2021, financial performance of this segment is expected to strengthen versus 2020 as a result of improved demand for environmental services and applied products as well as increased commodity prices and positive contributions from new contracts or growth investments. Over the longer-term the Company expects that the Harsco Environmental Segment's return to growth will be driven by investments, innovation and economic growth that supports higher global steel consumption.
•The Harsco Clean Earth Segment locations operate throughout the U.S. as an essential services provider, by performing critical environmental services. The segment's hazardous waste line of business is economically resilient as proven by its recovery from the pandemic, while its contaminated materials business has lagged in its recovery due to constraints on non-residential construction activity in certain geographies and governmental constraints on project spending. With that said, financial results for Clean Earth are expected to improve in 2021 as a result of organic growth within its hazardous waste processing business and the inclusion of ESOL for an additional quarter as well as the improvement benefits anticipated from the integration of ESOL. Beyond 2021, the Company expects this segment to benefit from further growth opportunities, positive underlying market trends and operational synergy opportunities as well as from the less cyclical and recurring nature of this business. These dynamics are expected to provide favorable returns on the Company's investments over time.
•The Harsco Rail Segment continues to fulfill orders critical to global transportation, supported by recent actions to strengthen and increase its manufacturing capabilities and capacity. These operational investments are expected to enable the business to deliver on its backlog in the coming years. Through 2020, the Harsco Rail Segment was impacted by a decrease in certain short-cycle sales as a result of COVID-19. These pressures however appear to be easing, and the Company now expects that increased global demand for rail maintenance equipment and technology products as well as increased contract services demand will support improved financial performance in 2021 compared with the prior year. More broadly, the Harsco Rail Segment is supported by a record backlog and the longer-term outlook for this business remains strong, supported by future infrastructure investments, economic development in emerging economies, rail electrification in certain geographies, safety awareness and automation.
•Additionally, the Company undertook significant actions to reduce corporate costs and capital spending in 2020 as a result of the pandemic. A portion of these costs that were reduced in 2020 will return in the current year. However the Company's disciplined approach to overall costs and free cash flow remains in place.
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
•The long-lived assets of the Altek Group within the Harsco Environmental Segment primarily consist of intangible assets which have a carrying value of $42.7 million at March 31, 2021. The Company tested the recoverability of Altek’s long-lived asset group in the fourth quarter of 2020, and no impairment was recorded. The Company has not identified any triggering events for the Altek asset group in the first quarter of 2021. However, if actual results prove inconsistent with the Company’s assumptions and judgments of the projected cash flows, it could result in impairment of the Altek intangible assets in future periods.
•The Company is currently manufacturing seven multipurpose Stoneblower machines for the U.K.-based customer Network Rail under a long-term contract. Delivery of these machines have been delayed due to several factors, including customer expectations and requirements and COVID-19, and the Company's estimated delivery schedule would trigger liquidated damages. However, based on the nature of these delays and negotiations with the customer, the Company expects that it will get relief from the customer for most of these liquidated damages, and as such the Company's current estimate of contract revenues has not been reduced. However, if the Company is not granted relief, any adjustment to the estimate of these liquidated damages in the future could have a material impact on the Company’s results of operations in that period.

Results of Operations

Segment Results

	Three Months Ended
	March 31
(In millions, except percentages)	2021	2020
Revenues:
Harsco Environmental	$258.0	$241.6
Harsco Clean Earth	189.3	78.8
Harsco Rail	81.6	78.5
Total Revenues	$528.9	$398.8
Operating Income (Loss):
Harsco Environmental	$25.9	$10.5
Harsco Clean Earth	3.2	4.2
Harsco Rail	4.7	6.5
Corporate	(9.0)	(18.4)
Total Operating Income	$24.8	$2.9
Operating Margins:
Harsco Environmental	10.1%	4.4%
Harsco Clean Earth	1.7%	5.4%
Harsco Rail	5.7%	8.2%
Consolidated Operating Margin	4.7%	0.7%

Harsco Environmental Segment:

March 31, 2021
Significant Effects on Revenues (In millions)	Three Months Ended
Revenues — 2020	$241.6
Net effects of price/volume changes, primarily attributable to volume changes	11.0
Impact of foreign currency translation	7.2
Net impact of new and lost contracts	(1.3)
Other	(0.5)
Revenues — 2021	$258.0

Factors Positively Affecting Operating Income:
•Operating income was positively affected by improved overall steel production by customers under environmental services contracts.
•Operating results for the first quarter of 2020 were negatively impacted by $5.2 million of employee termination benefit costs.
•Operating income was positively affected by higher contributions from applied products during the first quarter of 2021 compared with the same period in the prior year.
•Lower selling, general and administrative expenses improved operating income by $2.1 million during the first quarter of 2021 compared to the same period in the prior year.
•Realization of Brazil sales and use tax credits of $1.8 million for the first quarter of 2021 as well as higher asset gains in the first quarter of 2021.

Factors Negatively Impacting Operating Income:
•Impact of exited contracts occurring during the first quarter of 2021.
•Foreign currency translation did not significantly impact operating income in the first quarter of 2021.

Harsco Clean Earth Segment:

The Company acquired ESOL on April 6, 2020 and the operating results are reflected in the Harsco Clean Earth Segment.

Significant Effects on Revenues (In millions)
Revenues—2020	$78.8
Impact of ESOL acquisition (a)	134.2
Net effects of price/volume changes, primarily attributable to volume changes	(23.6)
Other	(0.1)
Revenues—2021	$189.3
(a) Reflects net revenue of ESOL for the three months ended March 31, 2021.

Operating Income for the first quarter of 2021 and the first quarter of 2020 was $3.2 million and $4.2 million, respectively, which included $6.1 million and $3.9 million of intangible asset amortization expense, respectively. The following factors contributed to the changes in operating income in first quarter of 2021.

Factors Positively Affecting Operating Income:
•The ESOL acquisition contributed $7.0 million to operating income during the first quarter of 2021.

Factors Negatively Impacting Operating Income:
•Decrease in contaminated material and dredging volume due principally to the impacts of COVID-19.
•Increases in selling, general and administrative expenses of $2.3 million primarily to support the expanded business.
Harsco Rail Segment:

March 31, 2021
Significant Effects on Revenues (In millions)	Three Months Ended
Revenues — 2020	$78.5
Impact of foreign currency translation	2.0
Net effect of price/volume changes, primarily attributable to volume changes	1.1
Revenues — 2021	$81.6

Factors Positively Affecting Operating Income:
•A favorable mix of equipment sales increased operating income during the first quarter of 2021.
•Increased railway contracting services increased operating income during the first quarter of 2021 compared with the same period in the prior year.

Factors Negatively Impacting Operating Income:
•The unfavorable mix and decrease in after-market parts sales decreased operating income during the first quarter of 2021 compared with the same period in the prior year as a result of lower end market demand.

Corporate Costs:
In addition to the factors highlighted above that positively affected or negatively impacted segment operating income, the Company's Corporate function was positively impacted by the reduction of acquisition related and integration costs of approximately $14 million during the first quarter of 2021, as compared to the first quarter of 2020, primarily related to the acquisition of ESOL. This was partially offset by increased insurance costs.

Consolidated Results

	March 31
	Three Months Ended
(In millions, except per share amounts)	2021	2020
Total revenues	$528.9	$398.8
Cost of services and products sold	421.1	316.5
Selling, general and administrative expenses	83.0	72.5
Research and development expenses	0.8	1.3
Other (income) expenses, net	(0.9)	5.7
Operating income from continuing operations	24.8	2.9
Interest income	0.6	0.2
Interest expense	(16.9)	(12.6)
Unused debt commitment fees, amendment fees and loss on extinguishment of debt	(5.3)	(0.5)
Defined benefit pension income	4.0	1.6
Income tax benefit (expense) from continuing operations	(4.2)	0.7
Equity income (loss) of unconsolidated entities, net	(0.1)	0.1
Income (loss) from continuing operations	2.9	(7.7)
Gain on sale of discontinued business	—	18.5
Loss from discontinued businesses	(1.8)	(0.2)
Income tax expense (benefit) related to discontinued operations	0.5	(9.3)
Income (loss) from discontinued operations, net of tax	(1.3)	8.9
Net income	1.6	1.2
Total other comprehensive income (loss)	1.2	(30.0)
Total comprehensive income (loss)	2.8	(28.8)
Diluted earnings (loss) per common share from continuing operations attributable to Harsco Corporation common stockholders	0.02	(0.11)
Effective income tax rate for continuing operations	58.4%	8.0%

Comparative Analysis of Consolidated Results

Revenues
Revenues for the first quarter of 2021 increased $130.0 million or 32.6% from the first quarter of 2020. Foreign currency translation increased revenues by $9.3 million for the first quarter of 2021 compared with the same period in the prior year. Refer to the discussion of segment results above for information pertaining to factors positively affecting and negatively impacting revenues.

Cost of Services and Products Sold
Cost of services and products sold for the first quarter of 2021 increased $104.6 million or 33.1% from the first quarter of 2020. The changes in cost of services and products sold were attributable to the following significant items:

March 31, 2021
(In millions)	Three Months Ended
Impact of ESOL acquisition	$104.0
Change in costs due to changes in revenues (exclusive of the ESOL acquisition and effects of foreign currency translation and including fluctuations in commodity costs included in selling prices)	(11.0)
Impact of foreign currency translation	9.1
Other	2.5
Total change in cost of services and products sold — 2021 vs. 2020	$104.6

Selling, General and Administrative Expenses
Selling, general and administrative expenses for the first quarter of 2021 increased $10.5 million or 14.5% from the first quarter of 2020. This increase primarily relates to the inclusion of selling, general and administrative expenses associated with the ESOL business partially offset by acquisition related and integration costs incurred during the first quarter of 2020 related to the acquisition of ESOL.

Other (Income) Expenses, Net
The major components of this Condensed Consolidated Statements of Operations caption are as follows:

	Three Months Ended
	March 31
(In thousands)	2021	2020
Employee termination benefit costs	$589	$5,455
Other costs to exit activities	238	176
Impaired asset write-downs	22	69
Net gains	(1,693)	(19)
Other	(68)	52
Other (income) expenses, net	$(912)	$5,733

Interest Expense
Interest expense during the first quarter of 2021 increased by $4.2 million compared with the first quarter of 2020. This increase primarily relates to higher outstanding borrowings and weighted average interest rates as a result of the ESOL acquisition.
Unused Debt Commitment Fees, Amendment Fees and Loss on Extinguishment of Debt
During the first quarter of 2021 the Company recognized $5.3 million of fees and other costs primarily related to the amended Senior Secured Credit Facilities.

During the first quarter of 2020 the Company recognized $0.5 million of fees and other costs primarily related to the amendment of the Senior Secured Credit Facilities.

Defined Benefit Pension Income
Defined benefit pension income for the first quarter of 2021 was $4.0 million, compared with defined benefit pension income of $1.6 million for the first quarter of 2020. This change is primarily the result of higher plan asset values at December 31, 2020.

Income Tax Expense (Benefit)
Income tax expense from continuing operations for the first quarter of 2021 was $4.2 million compared with an income tax benefit from continuing operations for the first quarter of 2020 of $0.7 million. This change primarily resulted from higher taxable income due to an improvement in operations and acquisition and integration expenses in 2020 not recurring in 2021, partially offset by debt refinancing expenses in 2021.

Income (Loss) from Continuing Operations
Income from continuing operations was $2.9 million for the first quarter of 2021 compared with Loss from continuing operations of $7.7 million for the first quarter of 2020. The primary drivers for these decreases are noted above.

Gain on Sale of Discontinued Business
In January 2020 the Company sold IKG and recognized a gain on sale of $18.5 million pre-tax (or approximately $9 million after-tax).

Loss from Discontinued Operations
The operating results of the former Harsco Industrial Segment and costs directly attributable to these operations, have been reflected as discontinued operations in the Company's Condensed Consolidated Statement of Operations for all periods presented. In addition, this caption includes costs directly attributable to retained contingent liabilities of the Harsco Industrial Segment. See Note 3, Acquisitions and Dispositions, in Part I, Item 1, Financial Statements.

Total Other Comprehensive Income (Loss)
Total other comprehensive income was $1.2 million in the first quarter of 2021 compared with Total other comprehensive loss of $30.0 million in the first quarter of 2020. The primary driver of the increase is due to the weakening of the U.S. dollar against certain currencies inclusive of the impact of foreign currency translation of cumulative unrecognized actuarial losses on the Company’s pension obligations in the first quarter of 2021, whereas there was a strengthening of the U.S. dollar against certain currencies in the first quarter of 2020.

Liquidity and Capital Resources
Cash Flow Summary
The Company currently expects to have sufficient financial liquidity and borrowing capacity to support the strategies within each of its businesses. The Company currently expects operational and business needs to be met by cash provided by operations supplemented with borrowings from time to time, principally under the Senior Secured Credit Facilities, due to historical patterns of seasonal cash flow, the funding of various projects and the impact of COVID-19. The Company regularly assesses capital needs in the context of operational trends and strategic initiatives.

The Company’s cash flows from operating, investing and financing activities, as reflected on the Condensed Consolidated Statements of Cash Flows, are summarized in the following table:

	Three Months Ended
	March 31
(In millions)	2021	2020
Net cash provided (used) by:
Operating activities	$(23.2)	$(11.5)
Investing activities	(25.0)	18.6
Financing activities	51.5	12.8
Effect of exchange rate changes on cash and cash equivalents, including restricted cash	(0.7)	(10.8)
Net change in cash and cash equivalents, including restricted cash	$2.7	$9.1
Net cash used by operating activities — Net cash used by operating activities in the first three months of 2021 was $23.2 million, a decrease of $11.6 million from the first three months of 2020.  The primary driver for this decrease was an unfavorable change in working capital, principally due to lower customer advances in the Harsco Rail Segment, partially offset by higher cash net income.

Net cash provided (used) by investing activities — Net cash used by investing activities in the first three months of 2021 was $25.0 million, a decrease of $43.6 million from the cash provided in the first three months of 2020.  The decrease reflected proceeds from the sale of the IKG business not replicated in 2021 along with a decrease in net proceeds from the settlement of foreign currency forward contracts.

Net cash provided by financing activities — Net cash provided by financing activities in the first three months of 2021 was $51.5 million, an increase of $38.7 million from the first three months of 2020.  The increase was primarily due to higher net cash borrowings of $60.9 million in the first three months of 2021 resulting primarily from the changes in operating and investing activities.

Effect of exchange rate changes on cash and cash equivalents, including restricted cash — The increase is due to the impact of the significant strengthening of the U.S. dollar against certain currencies that occurred during the first three months of 2020 compared to less significant movement during the first three months of 2021 on the global cash balances held by the Company in these currencies, including balances held in the Company’s multicurrency cash pool.

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

Summary of Senior Secured Credit Facilities and Notes: (In millions)	March 31 2021	December 31 2020
By type:
New Term Loan	$500.0	$—
Term Loan A	—	280.0
Term Loan B	—	218.2
Revolving Credit Facility	339.0	281.0
5.75% Notes	500.0	500.0
Total	$1,339.0	$1,279.2
By classification:
Current	$3.8	$10.5
Long-term	1,335.2	1,268.7
Total	$1,339.0	$1,279.2

	March 31, 2021
(In millions)	Facility Limit	Outstanding Balance	Outstanding Letters of Credit	Available Credit
Revolving credit facility (a U.S.-based program)	$700.0	$339.0	$25.4	$335.6

Debt Covenants
The Senior Secured Credit Facilities contain a consolidated net debt to consolidated adjusted EBITDA ratio covenant, which is not to exceed 5.75 through December 31, 2021 and then decreasing quarterly until reaching 4.0 on March 31, 2023, and a minimum consolidated adjusted EBITDA to consolidated interest charges ratio covenant, which is not to be less than 3.0.  At March 31, 2021 the Company was in compliance with these covenants, as the total net debt to adjusted EBITDA ratio (as defined in the Credit Agreement) was 4.8 and total interest coverage ratio was 4.2. Based on balances and covenants in effect at March 31, 2021 the Company could increase net debt by $241.1 million and remain in compliance with these debt covenants. Alternatively, adjusted EBITDA could decrease by $41.9 million, and the Company would remain in compliance with these covenants. The Company has estimated the impact of COVID-19 on its financial position, results of operations and cash flows, and believes it will continue to maintain compliance with these covenants.  However, due to the inherent uncertainty of COVID-19 on the Company’s businesses, the Company’s estimates of compliance with these covenants could change in the future.

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

At March 31, 2021 the Company's consolidated cash and cash equivalents included $77.0 million held by non-U.S. subsidiaries. At March 31, 2021 approximately 4.2% of the Company's consolidated cash and cash equivalents had regulatory restrictions that would preclude the transfer of funds with and among subsidiaries. Non-U.S. subsidiaries also held $22.3 million of cash and cash equivalents in consolidated strategic ventures. The strategic venture agreements may require strategic venture partner approval to transfer funds with and among subsidiaries. While the Company's remaining non-U.S. cash and cash equivalents can be transferred with and among subsidiaries, the majority of these non-U.S. cash balances will be used to support the ongoing working capital needs and continued growth of the Company's non-U.S. operations.

Recently Adopted and Recently Issued Accounting Standards

Information on recently adopted and recently issued accounting standards is included in Note 2, Recently Adopted and Recently Issued Accounting Standards, in Part I, Item 1, Financial Statements.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risks have not changed significantly from those disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

ITEM 4.        CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of March 31, 2021, an evaluation was performed, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15 under the Securities and Exchange Act of 1934, as amended. Based upon that evaluation, and subject to the exclusion below related to ESOL, such officers concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities and Exchange Act of 1934, as amended (1) is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and (2) is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

In accordance with interpretive guidance issued by SEC staff, companies are allowed to exclude acquired businesses from the assessment of internal control over financial reporting during the first year after completion of an acquisition and from the assessment of disclosure controls and procedures to the extent subsumed in such internal control over financial reporting (the “Internal Controls Guidance”). In accordance with the Internal Controls Guidance, as the Company acquired ESOL on April 6, 2020, management's evaluation and conclusion as to the effectiveness of the Company's disclosure controls and procedures as of March 31, 2021 excluded the portion of disclosure controls and procedures that are subsumed by internal control over financial reporting of ESOL. ESOL’s assets represented approximately 9% of the Company’s consolidated total assets, excluding the effects of purchase accounting, and its revenues represented approximately 25% of the Company's consolidated total revenues, as of and for the quarter ended March 31, 2021.

Material Weakness in the Excluded Acquired Business

On April 6, 2020 the Company acquired ESOL from Stericycle, Inc. As a result, the Company is currently integrating ESOL's operations into its overall system of internal control over financial reporting. Under the guidelines established by the SEC, companies are permitted to exclude acquisitions from their assessment of internal control over financial reporting during the year of acquisition. The Company expects to include ESOL in the assessment of internal control over financial reporting as of December 31, 2021.

Prior to the acquisition of ESOL, Stericycle, Inc. had identified two material weaknesses related to ESOL's internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement in annual or interim financial statements will not be prevented or detected on a timely basis. The first material weakness relates to not fully implementing and monitoring general information technology controls in the areas of user access and program change management for systems supporting Stericycle Inc.'s internal control process, including ESOL. The second material weakness relates to not fully designing, implementing and monitoring controls relevant to revenue and cost of disposal processes, including certain general information technology controls. While the Company has undertaken additional compensating processes and controls, the Company is not yet in a position to conclude that the material weaknesses have been remediated as of March 31, 2021. As a result, there is a risk that a material error may not be detected by the Company's internal control structure that could result in a material misstatement to ESOL's reported financial results, which are consolidated with the Company's results. The Company's management is in the process of remediating these material weaknesses.

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

PART II — OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS
Information on legal proceedings is included in Note 12, Commitments and Contingencies, in Part I, Item 1, Financial Statements.

ITEM 1A.     RISK FACTORS

The Company's risk factors as of March 31, 2021 have not changed materially from those described in Part 1, Item 1A, "Risk Factors" of the Company's Annual Report on Form 10-K for the year ended December 31, 2020.

ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On May 2, 2018 the Company announced that the Board of Directors adopted a share repurchase program, authorizing the Company to repurchase up to $75,000,000 of outstanding shares of the Company’s common stock through April 24, 2021. The Company did not purchase any shares of common stock under this program during the quarter ended March 31, 2021 or through April 24, 2021.

ITEM 6.        EXHIBITS

The following exhibits are included as part of this report by reference:

Exhibit Number	Description
10.1
Amendment No. 7 to Third Amended and Restated Credit Agreement, dated March 10, 2021, among Harsco Corporation, the subsidiaries of the Company party thereto, Citibank N.A., as administrative agent and collateral agent, and the lenders party thereto (incorporated by reference to the Company's Current Report on Form 8-K dated March 10, 2021).

10.2	Form of RSU Award Agreement (for awards granted on or after March 10, 2020) (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2020).
10.3	Form of PSU Award Agreement (for awards granted on or after March 10, 2020) (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2020).
10.4	Form of SAR Award Agreement (for awards granted on or after March 10, 2020) (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2020).
31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chairman, President and Chief Executive Officer).
31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).
32	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chairman, President and Chief Executive Officer and Chief Financial Officer).
101.Def	Definition Linkbase Document
101.Pre	Presentation Linkbase Document
101.Lab	Labels Linkbase Document
101.Cal	Calculation Linkbase Document
101.Sch	Schema Document
101.Ins	Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HARSCO CORPORATION
(Registrant)

DATE	May 4, 2021	/s/ PETER F. MINAN
Peter F. Minan
Senior Vice President and Chief Financial Officer
(On behalf of the registrant and as Principal Financial Officer)

DATE	May 4, 2021	/s/ SAMUEL C. FENICE
Samuel C. Fenice
Vice President and Corporate Controller
(Principal Accounting Officer)