Form 10-Q
period 2021-06-30
HARSCO CORP
filed 2021-08-03
CIK 45876

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2021
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐  NO ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 30, 2021
Common stock, par value $1.25 per share	79,190,353

HARSCO CORPORATION
FORM 10-Q

Glossary of Defined Terms

Unless the context requires otherwise, "Harsco," the "Company," "we," "our," or "us" refers to Harsco Corporation on a consolidated basis. The Company also uses several other terms in this Quarterly Report on Form 10-Q, which are further defined below:

Term	Description
AOCI	Accumulated Other Comprehensive Income (Loss)
AXC	The former Harsco Industrial Air-X-Changers business
CARES Act	Coronavirus Aid, Relief, and Economic Security Act
CCIRs	Cross-currency interest rate swaps
Clean Earth	CEHI Acquisition Corporation and Subsidiaries
COVID-19	The COVID-19 coronavirus pandemic
Credit Agreement	Credit Agreement governing the Senior Secured Credit Facilities
DEA	United States Drug Enforcement Agency
DTSC	California Department of Toxic Substances Control
EBITDA	Earnings before interest, tax, depreciation and amortization
ESOL	Stericycle Environmental Solutions business
FASB	Financial Accounting Standards Board
IBORs	Interbank offered rates
ICMS	Type of value-added tax in Brazil
IKG	The former Harsco Industrial IKG business
ISDA	International Swaps and Derivatives Association
LIBOR	London Interbank Offered Rates
New Term Loans	$500 million term loan raised in March 2021 under the Senior Secured Credit Facilities, maturing on March 10, 2028
Notes	5.75% Notes due July 31, 2027
OCI	Other Comprehensive Income (Loss)
PA DEP	Pennsylvania Department of Environmental Protection
PK	The former Harsco Industrial Patterson-Kelley business
Revolving Credit Facility	Multi-year revolving credit facility under the Senior Secured Credit Facility, with a facility limit of $700 million
ROU	Right of use
SBB	Federal railway system of Switzerland
SCE	Supreme Council for Environment in Bahrain
SEC	Securities and Exchange Commission
Senior Secured Credit Facilities	Primary source of borrowings comprised of the Revolving Credit Facility and the New Term Loan
SPRA	State Revenue Authorities from the State of São Paulo, Brazil
Term Loan A	$280 million term loan raised in March 2020 under the Senior Secured Credit Facilities, maturing on June 28, 2024, repaid on March 10, 2021
Term Loan B	Term loan issued under the Senior Secured Credit Facilities, maturing on December 8, 2024, repaid on March 10, 2021
TSDF	Treatment, storage, and disposal facility permits issued under the Resource Conservation and Recovery Act
U.S. GAAP	Accounting principles generally accepted in the U.S.

PART I — FINANCIAL INFORMATION
ITEM 1.      FINANCIAL STATEMENTS

HARSCO CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands)	June 30 2021	December 31 2020
ASSETS
Current assets:
Cash and cash equivalents	$77,870	$76,454
Restricted cash	4,417	3,215
Trade accounts receivable, net	424,185	407,390
Other receivables	38,316	34,253
Inventories	157,616	173,013
Current portion of contract assets	85,236	54,754
Prepaid expenses	58,416	56,099
Other current assets	15,300	10,645
Total current assets	861,356	815,823
Property, plant and equipment, net	672,138	668,209
Right-of-use assets, net	94,276	96,849
Goodwill	903,345	902,074
Intangible assets, net	422,906	438,565
Deferred income tax assets	10,626	15,274
Other assets	57,452	56,493
Total assets	$3,022,099	$2,993,287
LIABILITIES
Current liabilities:
Short-term borrowings	$7,202	$7,450
Current maturities of long-term debt	8,514	13,576
Accounts payable	206,180	218,039
Accrued compensation	49,960	45,885
Income taxes payable	7,856	3,499
Current portion of advances on contracts	54,017	39,917
Current portion of operating lease liabilities	24,056	24,862
Other current liabilities	193,128	184,727
Total current liabilities	550,913	537,955
Long-term debt	1,327,588	1,271,189
Retirement plan liabilities	193,421	231,335
Advances on contracts	15,934	45,017
Operating lease liabilities	68,484	69,860
Environmental liabilities	29,046	29,424
Deferred tax liabilities	31,312	40,653
Other liabilities	56,018	54,455
Total liabilities	2,272,716	2,279,888
COMMITMENTS AND CONTINGENCIES
HARSCO CORPORATION STOCKHOLDERS’ EQUITY
Common stock	144,836	144,288
Additional paid-in capital	209,992	204,078
Accumulated other comprehensive loss	(626,206)	(645,741)
Retained earnings	1,811,282	1,797,759
Treasury stock	(846,401)	(843,230)
Total Harsco Corporation stockholders’ equity	693,503	657,154
Noncontrolling interests	55,880	56,245
Total equity	749,383	713,399
Total liabilities and equity	$3,022,099	$2,993,287
See accompanying notes to unaudited condensed consolidated financial statements.

HARSCO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended			Six Months Ended
	June 30			June 30
(In thousands, except per share amounts)	2021	2020		2021	2020
Revenues from continuing operations:
Service revenues	$436,732	$345,643		$861,181	$637,232
Product revenues	133,088	101,638		237,494	208,890
Total revenues	569,820	447,281		1,098,675	846,122
Costs and expenses from continuing operations:
Cost of services sold	348,509	285,941		683,015	522,549
Cost of products sold	105,862	78,201		192,438	158,061
Selling, general and administrative expenses	82,665	80,771		165,708	153,270
Research and development expenses	628	792		1,446	2,052
Other (income) expenses, net	(4,063)	(292)		(4,975)	5,441
Total costs and expenses	533,601	445,413		1,037,632	841,373
Operating income from continuing operations	36,219	1,868		61,043	4,749
Interest income	638	816		1,223	1,009
Interest expense	(15,986)	(14,953)		(32,850)	(27,602)
Unused debt commitment fees, amendment fees and loss on extinguishment of debt	(50)	(1,432)		(5,308)	(1,920)
Defined benefit pension income	3,974	1,723		7,927	3,312
Income (loss) from continuing operations before income taxes and equity income	24,795	(11,978)		32,035	(20,452)
Income tax benefit (expense) from continuing operations	(8,564)	2,304		(12,793)	2,986
Equity income (loss) of unconsolidated entities, net	(76)	71		(195)	167
Income (loss) from continuing operations	16,155	(9,603)		19,047	(17,299)
Discontinued operations:
Gain (loss) on sale of discontinued business	—	(91)		—	18,371
Income (loss) from discontinued businesses	(1,451)	524		(3,242)	299
Income tax benefit (expense) from discontinued businesses	376	(285)		840	(9,599)
Income (loss) from discontinued operations, net of tax	(1,075)	148		(2,402)	9,071
Net income (loss)	15,080	(9,455)		16,645	(8,228)
Less: Net income attributable to noncontrolling interests	(1,692)	(1,147)		(3,122)	(2,233)
Net income (loss) attributable to Harsco Corporation	$13,388	$(10,602)		$13,523	$(10,461)
Amounts attributable to Harsco Corporation common stockholders:
Income (loss) from continuing operations, net of tax	$14,463	$(10,750)		$15,925	$(19,532)
Income (loss) from discontinued operations, net of tax	(1,075)	148		(2,402)	9,071
Net income (loss) attributable to Harsco Corporation common stockholders	$13,388	$(10,602)		$13,523	$(10,461)
Weighted-average shares of common stock outstanding	79,265	78,987		79,177	78,874
Basic earnings (loss) per common share attributable to Harsco Corporation common stockholders:
Continuing operations	$0.18	$(0.14)		$0.20	$(0.25)
Discontinued operations	(0.01)	—		(0.03)	0.12
Basic earnings (loss) per share attributable to Harsco Corporation common stockholders	$0.17	$(0.13)	(a)	$0.17	$(0.13)
Diluted weighted-average shares of common stock outstanding	80,774	78,987		80,397	78,874
Diluted earnings (loss) per common share attributable to Harsco Corporation common stockholders:
Continuing operations	$0.18	$(0.14)		$0.20	$(0.25)
Discontinued operations	(0.01)	—		(0.03)	0.12
Diluted earnings (loss) per share attributable to Harsco Corporation common stockholders	$0.17	$(0.13)	(a)	$0.17	$(0.13)
(a) Does not total due to rounding.
See accompanying notes to unaudited condensed consolidated financial statements.

HARSCO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

	Three Months Ended
	June 30
(In thousands)	2021	2020
Net income (loss)	$15,080	$(9,455)
Other comprehensive income (loss):
Foreign currency translation adjustments, net of deferred income taxes of $552 and $(659) in 2021 and 2020, respectively	15,446	5,795
Net income on cash flow hedging instruments, net of deferred income taxes of $(158) and $(251) in 2021 and 2020, respectively	234	328
Pension liability adjustments, net of deferred income taxes of $(358) and $(323) in 2021 and 2020, respectively	2,225	6,921
Unrealized gain (loss) on marketable securities, net of deferred income taxes of $(2) and $4 in 2021 and 2020, respectively	8	(13)
Total other comprehensive income	17,913	13,031
Total comprehensive income	32,993	3,576
Less: Comprehensive (income) loss attributable to noncontrolling interests	(2,365)	(1,319)
Comprehensive income attributable to Harsco Corporation	$30,628	$2,257

	Six Months Ended
	June 30
(In thousands)	2021	2020
Net income (loss)	$16,645	$(8,228)
Other comprehensive income (loss):
Foreign currency translation adjustments, net of deferred income taxes of $1,175 and $(4,741) in 2021 and 2020, respectively	12,150	(52,771)
Net income (loss) on cash flow hedging instruments, net of deferred income taxes of $(302) and $266 in 2021 and 2020, respectively	923	(1,359)
Pension liability adjustments, net of deferred income taxes of $(696) and $(2,033) in 2021 and 2020, respectively	6,044	37,190
Unrealized gain (loss) on marketable securities, net of deferred income taxes of $(9) and $12 in 2021 and 2020, respectively	25	(31)
Total other comprehensive income (loss)	19,142	(16,971)
Total comprehensive income (loss)	35,787	(25,199)
Less: Comprehensive income attributable to noncontrolling interests	(2,729)	(1,258)
Comprehensive income (loss) attributable to Harsco Corporation	$33,058	$(26,457)

See accompanying notes to unaudited condensed consolidated financial statements.

HARSCO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30
(In thousands)	2021	2020
Cash flows from operating activities:
Net income (loss)	$16,645	$(8,228)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	64,904	61,512
Amortization	17,783	15,672
Deferred income tax benefit	(6,407)	(655)
Equity (income) loss of unconsolidated entities, net	195	(167)
Gain on sale from discontinued business	—	(18,371)
Loss on early extinguishment of debt	2,668	—
Other, net	(2,149)	(2,244)
Changes in assets and liabilities, net of acquisitions and dispositions of businesses:
Accounts receivable	(23,484)	16,534
Inventories	15,456	(16,666)
Contract assets	(37,866)	(28,934)
Right-of-use assets	13,897	11,834
Accounts payable	(13,491)	(8,119)
Accrued interest payable	(137)	(2,940)
Accrued compensation	4,701	(4,767)
Advances on contracts	(13,351)	35,836
Operating lease liabilities	(13,506)	(11,596)
Retirement plan liabilities, net	(27,858)	(19,026)
Income taxes payable - Gain on sale of discontinued businesses	—	3,467
Other assets and liabilities	15,530	(1,621)
Net cash provided by operating activities	13,530	21,521
Cash flows from investing activities:
Purchases of property, plant and equipment	(68,646)	(51,213)
Purchases of businesses, net of cash acquired	—	(442,604)
Proceeds from sale of discontinued business, net	—	37,219
Proceeds from sales of assets	10,042	3,952
Expenditures for intangible assets	(132)	(42)
Proceeds from notes receivable	6,400	—
Net proceeds (payments) from settlement of foreign currency forward exchange contracts	(978)	765
Other investing activities, net	133	59
Net cash used by investing activities	(53,181)	(451,864)
Cash flows from financing activities:
Short-term borrowings, net	4,444	2,677
Current maturities and long-term debt:
Additions	465,518	528,601
Reductions	(413,481)	(62,406)
Dividends paid to noncontrolling interests	(3,094)	—
Stock-based compensation - Employee taxes paid	(3,172)	(4,093)
Deferred financing costs	(7,828)	(1,928)
Other financing activities, net	(601)	(1,371)
Net cash provided by financing activities	41,786	461,480
Effect of exchange rate changes on cash and cash equivalents, including restricted cash	483	(6,818)
Net increase in cash and cash equivalents, including restricted cash	2,618	24,319
Cash and cash equivalents, including restricted cash, at beginning of period	79,669	59,732
Cash and cash equivalents, including restricted cash, at end of period	$82,287	$84,051

Supplementary cash flow information:
Change in accrual for purchases of property, plant and equipment included in accounts payable	$2,158	$1,085

See accompanying notes to unaudited condensed consolidated financial statements.

HARSCO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (Unaudited)

	Harsco Corporation Stockholders’ Equity
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests
(In thousands, except share amounts)	Issued	Treasury					Total
Balances, December 31, 2019	$143,400	$(838,893)	$200,595	$1,824,100	$(587,622)	$48,079	$789,659
Net income				141		1,086	1,227
Total other comprehensive loss, net of deferred income taxes of $(5,267)					(28,854)	(1,148)	(30,002)
Vesting of restricted stock units and other stock grants, net 104,840 shares	230	(889)	(230)				(889)
Vesting of performance share units, net 265,151 shares	589	(3,205)	(589)				(3,205)
Amortization of unearned portion of stock-based compensation, net of forfeitures			2,080				2,080
Balances, March 31, 2020	144,219	(842,987)	201,856	1,824,241	(616,476)	48,017	758,870
Net income (loss)				(10,602)		1,147	(9,455)
Total other comprehensive income, net of deferred income taxes of $(1,229)					12,858	173	13,031
Stock appreciation rights exercised, net 6,744 shares	8	(16)	(8)				(16)
Vesting of restricted stock units and other stock grants, net 14,211 shares	18	—	(18)				—
Amortization of unearned portion of stock-based compensation, net of forfeitures			2,086				2,086
Balances, June 30, 2020	$144,245	$(843,003)	$203,916	$1,813,639	$(603,618)	$49,337	$764,516

	Harsco Corporation Stockholders’ Equity
(In thousands, except share amounts)	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests
	Issued	Treasury					Total
Balances, December 31, 2020	$144,288	$(843,230)	$204,078	$1,797,759	$(645,741)	$56,245	$713,399
Net income				135		1,430	1,565
Total other comprehensive income (loss), net of deferred income taxes of $134					2,295	(1,066)	1,229
Stock appreciation rights exercised, net 3,842 shares	9	(70)	(9)				(70)
Vesting of restricted stock units and other stock grants, net 144,967 shares	312	(1,850)	(312)				(1,850)
Vesting of performance share units, net 69,127 shares	155	(1,032)	(155)				(1,032)
Amortization of unearned portion of stock-based compensation, net of forfeitures			3,342				3,342
Balances, March 31, 2021	144,764	(846,182)	206,944	1,797,894	(643,446)	56,609	716,583
Net income				13,388	$—	1,692	15,080
Cash dividends declared:
Noncontrolling interests						(3,094)	(3,094)
Total other comprehensive income, net of deferred income taxes of $34					17,240	673	17,913
Stock appreciation rights exercised, net 13,061shares	28	(219)	(28)				(219)
Vesting of restricted stock units and other stock grants, net 34,986 shares	44		(44)				—
Amortization of unearned portion of stock-based compensation, net of forfeitures			3,120				3,120
Balances, June 30, 2021	$144,836	$(846,401)	$209,992	$1,811,282	$(626,206)	$55,880	$749,383

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

Restricted Cash
The Company had restricted cash of $4.4 million and $3.2 million at June 30, 2021 and December 31, 2020, respectively, and the restrictions are primarily related to collateral provided for certain guarantees of the Company's performance.

Impact of COVID-19
Beginning in early 2020, overall global economic conditions were significantly impacted by COVID-19. The Company operated, since the onset of the pandemic, as a provider of certain essential services in the U.S. and other countries and overall business conditions have strengthened since the second quarter of 2020. And while COVID-19 continues to impact various lines of business within the Company and its operations in certain regions, the Company expects that business conditions will improve meaningfully in 2021 compared with 2020.

The Company did not record any long-lived asset impairments, indefinite-lived asset impairments, goodwill impairments, significant inventory write-downs or incremental accounts receivable reserves for current expected credit losses during the three or six months ended June 30, 2021. However, should economic conditions deteriorate, including as a result of COVID-19 such charges are possible in future periods, which could have an adverse effect on the Company's future results of operations, cash flows, or financial condition.

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

The fair value recorded for the assets acquired and liabilities assumed for ESOL is as follows:

	Final
(In millions)	April 6 2020	Measurement Period Adjustments	June 30 2021
Cash and cash equivalents	$0.4	$—	$0.4
Trade accounts receivable	124.1	(1.5)	122.6
Inventory	5.0	—	5.0
Other current assets	0.7	(0.7)	—
Property, plant and equipment	105.3	(3.9)	101.4
Right-of-use assets	56.0	—	56.0
Goodwill	152.0	1.3	153.3
Intangible assets	161.0	—	161.0
Other assets	0.2	—	0.2
Accounts payable	(48.6)	(1.5)	(50.1)
Accrued expenses	(17.5)	(1.8)	(19.3)
Current portion of operating lease liabilities	(16.6)	—	(16.6)
Other current liabilities	(6.4)	(0.2)	(6.6)
Environmental liabilities	(24.4)	—	(24.4)
Deferred income taxes	(15.5)	(1.5)	(17.0)
Operating lease liabilities	(39.4)	—	(39.4)
Total identifiable net assets of ESOL	436.3	(9.8)	426.5
Non-compete agreement	2.5	—	2.5
Total identifiable net assets of ESOL, including non-compete agreement	$438.8	$(9.8)	$429.0

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

The following table details the valuation of identifiable intangible assets and amortization periods for ESOL and the non-compete agreement entered into by the Company upon acquisition of ESOL:

		Final
(Dollars in millions)	Weighted-Average Amortization Period	April 6 2020	Measurement Period Adjustments	June 30 2021
Permits and rights	22 years	$138.0	$—	$138.0
Customer relationships	10 years	23.0	—	23.0
Total identifiable intangible assets of ESOL		161.0	—	161.0
Non-compete agreement	4 years	2.5	—	2.5
Total identifiable intangible assets acquired		$163.5	$—	$163.5

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

Pro forma financial information
The pro forma information below gives effect to the ESOL acquisition as if it had been completed on January 1, 2019. The pro forma information is not necessarily indicative of the Company’s results of operations had the acquisition been completed on the above date, nor is it necessarily indicative of future results. The pro forma information does not reflect any cost savings from operating efficiencies or synergies that could result from the acquisition and does not reflect the additional revenue opportunities following the acquisition. The pro forma information below includes the adjustments necessary to reflect additional depreciation and amortization expense based on the estimated fair value and useful lives of intangible assets and fixed assets acquired; includes additional interest expense of approximately $4.7 million for the six months ended June 30, 2020 on the acquisition related borrowings used to finance the acquisition and excludes certain directly attributable acquisition and integration costs. In addition, the historical ESOL results include $8.9 million for the six months ended June 30, 2020 of corporate expenses charged to ESOL from Stericycle.

	Three Months Ended	Six Months Ended
	June 30	June 30
(In millions)	2020	2020
Pro forma revenues	$447.3	$976.8
Pro forma net income attributed to Harsco Corporation (including discontinued operations) (a)	2.0	2.7
(a) Pro forma net income includes the after tax gain on the sale of IKG of approximately $9 million for the six months ended June 30, 2020.

Harsco Industrial Segment
In January 2020 the Company sold IKG, and together with the 2019 sales of AXC and PK, this completed the divestiture of the former Harsco Industrial Segment originally announced in May 2019. The Harsco Industrial Segment has historically been a separate reportable segment with primary operations in North America and Latin America. In accordance with U.S. GAAP, the results of the former Harsco Industrial Segment are presented as discontinued operations and, as such, have been excluded from both continuing operations and segment results for the three and six months ended June 30, 2020.

Certain key selected financial information included in net income (loss) from discontinued operations for the former Harsco Industrial Segment is as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
(In millions)	2021	2020	2021	2020
Amounts for the former Harsco Industrial Segment:
Total revenues	$—	$—	$—	$10,203
Cost of products sold	—	—	—	8,082
Income (loss) from discontinued business	(957)	(95)	(2,003)	123
Additional amounts allocated to the former Harsco Industrial Segment:
Selling, general and administrative expenses (b)	$957	$(77)	$2,003	$1,189
(b) The Company has allocated directly attributable transaction costs to discontinued operations. In addition, this caption includes costs directly attributable to retained contingent liabilities of the Harsco Industrial Segment.

4.    Accounts Receivable and Note Receivable
Accounts receivable consist of the following:

(In thousands)	June 30 2021	December 31 2020
Trade accounts receivable	$433,667	$414,891
Less: Allowance for expected credit losses	(9,482)	(7,501)
Trade accounts receivable, net	$424,185	$407,390
Other receivables (a)	$38,316	$34,253
(a) Other receivables include employee receivables, insurance receivable, tax claims and refunds and other miscellaneous items not included in Trade accounts receivable, net.

The provision for doubtful accounts related to trade accounts receivable was as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
(In thousands)	2021	2020	2021	2020
Provision for expected credit losses and doubtful accounts related to trade accounts receivable	$75	$18	$1,232	$237

At June 30, 2021 approximately $11.5 million of the Company's trade accounts receivable were past due by twelve months or more. Approximately $6.0 million of this amount is effectively reserved, and collection of the remaining balance is still ultimately expected.

In January 2020 the Company sold IKG for $85.0 million including cash and a note receivable, subject to post-closing adjustments. The note receivable from the buyer has a face value of $40.0 million, bearing interest at 2.50%, that is paid in kind and matures on January 31, 2027. Any unpaid principal, along with any accrued but unpaid interest is payable at maturity. Prepayment is required in case of a change in control or a percentage of excess cash flow, as defined in the note receivable agreement. Because there are no scheduled payments under the terms of the note receivable, the balance is not classified as current as of June 30, 2021 and is included in the caption Other assets on the Condensed Consolidated Balance Sheet. The initial fair value of the note receivable was $34.3 million which was calculated using an average of various discounted cash flow scenarios based on anticipated timing of repayments (Level 3) and was a non-cash transaction. The note receivable is subsequently measured at amortized cost. Key inputs into the valuation model include: projected timing and amount of cash flows, pro forma debt rating, option-adjusted spread and U.S. Treasury spot rate. During the three months ended June 30, 2021, the Company received a payment of $6.4 million related to excess cash flow. At June 30, 2021 the amortized cost of the note receivable was $30.2 million, compared with a fair value of $31.5 million.

(In thousands)	June 30 2021	December 31 2020
Note receivable	$30,241	$35,806

5.    Inventories
Inventories consist of the following:

(In thousands)	June 30 2021	December 31 2020
Finished goods	$8,172	$8,505
Work-in-process	25,029	29,005
Raw materials and purchased parts	91,122	105,306
Stores and supplies	33,293	30,197
Total inventories	$157,616	$173,013

6.     Property, Plant and Equipment
Property, plant and equipment consisted of the following:

(In thousands)	June 30 2021	December 31 2020
Land	$75,669	$75,559
Land improvements	19,784	20,166
Buildings and improvements	253,410	249,954
Machinery and equipment	1,566,448	1,597,592
Uncompleted construction	59,513	42,185
Gross property, plant and equipment	1,974,824	1,985,456
Less: Accumulated depreciation	(1,302,686)	(1,317,247)
Property, plant and equipment, net	$672,138	$668,209

In the third quarter of 2020, a customer of the Harsco Environmental Segment in China ceased steel making operations at its steel mill site in order to relocate the operations to a new site, as a result of a government mandate to improve environmental conditions of the area. The Company will continue to provide services to the same customer at the new site. The net book value of the idled equipment associated with the previous location is approximately $19 million. The customer has entered into an agreement with the government where it will receive compensation for the losses the customer has incurred as a result of the forced shutdown. The Company has continued discussions with the customer regarding compensation, which are expected to be protracted. While the customer has initially indicated that they will not provide compensation, the Company disagrees with their interpretation and is evaluating its legal position in response. In addition, there may be other avenues of pursuing recovery, including seeking relief directly from the local government. At this point, considering the ongoing discussions with the customer, and other avenues, the Company believes it will recover the book value of the equipment and thus does not believe it has an asset impairment as of June 30, 2021. However, the Company will continue to evaluate changes in facts and circumstances and record any impairment charge when and if indicated.

7. Leases
The components of lease expense were as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
(In thousands)	2021	2020	2021	2020
Finance leases:
Amortization expense	$474	$367	$949	$738
Interest on lease liabilities	109	44	211	96
Operating leases	8,370	8,904	16,742	13,188
Variable and short-term lease expense	13,516	10,485	26,195	17,596
Sublease income	(2)	(48)	(51)	(98)
Total lease expense from continuing operations	$22,467	$19,752	$44,046	$31,520

Supplemental cash flow information related to leases was as follows:

	Six Months Ended
	June 30
(In thousands)	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Cash flows from operating activities - Operating leases	$16,363	$12,384
Cash flows from financing activities - Finance leases	1,056	663
ROU assets obtained in exchange for lease obligations:
Operating leases	$17,119	$67,534
Finance leases	2,938	1,234

Supplemental balance sheet information related to leases was as follows:

(In thousands)	June 30 2021	December 31 2020
Operating Leases:
Operating lease ROU assets	$94,276	$96,849
Current portion of operating lease liabilities	24,056	24,862
Operating lease liabilities	68,484	69,860
Finance Leases:
Property, plant and equipment, net	$10,065	$8,434
Current maturities of long-term debt	2,037	1,683
Long-term debt	8,538	6,867

Supplemental additional information related to leases was as follows:

	June 30 2021	December 31 2020
Other information:
Weighted average remaining lease term - Operating leases (in years)	7.62	8.00
Weighted average remaining lease term - Finance leases (in years)	7.22	8.20
Weighted average discount rate - Operating leases	5.9%	6.1%
Weighted average discount rate - Finance leases	4.9%	5.1%

Maturities of lease liabilities were as follows:

(In thousands)	Operating Leases	Finance Leases
Year Ending December 31:
2021 (excluding the six months ended June 30, 2021)	$15,145	$1,294
2022	25,899	2,368
2023	20,220	2,145
2024	14,110	1,963
2025	8,992	1,339
After 2025	34,607	3,618
Total lease payments	118,973	12,727
Less: Imputed interest	(26,433)	(2,152)
Total	$92,540	$10,575

The Company's leases, excluding short-term leases, have remaining terms of less than one year to 30 years, some of which include options to extend for up to 10 years, and some of which include options to terminate within one year. As of June 30, 2021, the Company had additional finance leases for property and equipment that had not yet commenced with estimated finance lease obligations of approximately $2.0 million to recognize upon anticipated lease commencement in the third quarter of 2021. There are no material residual value guarantees or material restrictive covenants in any of the Company's leases.

8.     Goodwill and Other Intangible Assets
The following table reflects the changes in carrying amounts of goodwill by segment for the six months ended June 30, 2021:

(In thousands)	Harsco Environmental Segment	Harsco Clean Earth Segment	Harsco Rail Segment	Consolidated Totals
Balance at December 31, 2020	$406,401	$482,647	$13,026	$902,074
Changes to goodwill (a)	—	1,232	—	1,232
Foreign currency translation	39	—	—	39
Balance at June 30, 2021	$406,440	$483,879	$13,026	$903,345
(a) The changes to goodwill relate to the measurement period adjustments for the ESOL acquisition in the Harsco Clean Earth Segment. See Note 3, Acquisitions and Dispositions.

The Company tests for goodwill impairment annually, or more frequently if indicators of impairment exist, or if a decision is made to dispose of a business.  The Company performs its annual goodwill impairment test as of October 1 and monitors for triggering events on an ongoing basis.  The Company determined that, as of June 30, 2021, no interim goodwill impairment testing was necessary.
The Company has concluded that no triggering event occurred during the three months ended June 30, 2021. However, an economic downturn could impact the Company's future projected cash flows used to estimate fair value, and/or result in a sustained decrease in the Company's share price, which could indicate an impairment.
Intangible assets, net, on the Company's Condensed Consolidated Balance Sheets consist of the following:

	June 30, 2021		December 31, 2020
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer related	$109,846	$52,732	$109,378	$48,057
Permits	308,843	26,889	308,705	18,955
Technology related	40,763	11,742	40,274	9,654
Trade names	32,004	6,167	31,949	4,834
Air rights	26,139	1,414	26,139	1,044
Patents	202	151	192	139
Non-compete Agreement	2,500	781	2,500	469
Other	3,919	1,434	3,911	1,331
Total	$524,216	$101,310	$523,048	$84,483

Amortization expense for intangible assets was as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
(In thousands)	2021	2020	2021	2020
Amortization expense for intangible assets	$8,183	$8,352	$16,399	$14,270

The estimated amortization expense for the next five fiscal years based on current intangible assets is as follows:

(In thousands)	2021	2022	2023	2024	2025
Estimated amortization expense (b)	$32,900	$32,400	$32,300	$31,800	$31,600
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

During the three and six months ended June 30, 2021, the Company recognized total expenses of $0.1 million and $5.3 million related to the amended Senior Secured Credit Facilities in the caption Unused debt commitment fees, amendment fees and loss on extinguishment of debt on the Condensed Consolidated Statements of Operations, including a write-off of $2.7 million of previously recorded deferred financing costs. The Company has capitalized fees of $7.8 million related to the amendment of the Senior Secured Credit Facilities, all of which were paid as of June 30, 2021.
Long-term debt consists of the following:

(In thousands)	June 30 2021	December 31 2020
Senior Secured Credit Facilities:
New Term Loan	$500,000	$—
Term Loan A	—	280,000
Term Loan B	—	218,188
Revolving Credit Facility	333,000	281,000
5.75% Notes, due July 31, 2027	500,000	500,000
Other financing payable (including finance leases) in varying amounts	22,645	21,344
Total debt obligations	1,355,645	1,300,532
Less: deferred financing costs	(19,543)	(15,767)
Total debt obligations, net of deferred financing costs	1,336,102	1,284,765
Less: current maturities of long-term debt	(8,514)	(13,576)
Long-term debt	$1,327,588	$1,271,189

10.  Employee Benefit Plans

	Three Months Ended
	June 30
Defined Benefit Pension Plans Net Periodic Pension Cost (Benefit)	U.S. Plans		International Plans
(In thousands)	2021	2020	2021	2020
Service costs	$—	$—	$500	$426
Interest costs	1,203	1,845	3,242	4,235
Expected return on plan assets	(3,050)	(2,842)	(11,511)	(9,833)
Recognized prior service costs	—	—	129	106
Recognized loss	1,385	1,225	4,622	3,532
Defined benefit pension plans net periodic pension cost (benefit)	$(462)	$228	$(3,018)	$(1,534)

	Six Months Ended
	June 30
Defined Benefit Pension Plans Net Periodic Pension Cost (Benefit)	U.S. Plans		International Plans
(In thousands)	2021	2020	2021	2020
Service costs	$—	$—	$993	$855
Interest costs	2,406	3,690	6,435	8,630
Expected return on plan assets	(6,100)	(5,684)	(22,878)	(20,023)
Recognized prior service costs	—	—	256	213
Recognized loss	2,770	2,650	9,185	7,187
Defined benefit pension plans net periodic pension cost (benefit)	$(924)	$656	$(6,009)	$(3,138)

	Three Months Ended		Six Months Ended
Company Contributions	June 30		June 30
(In thousands)	2021	2020	2021	2020
Defined benefit pension plans (U.S.)	$451	$460	$3,317	$2,487
Defined benefit pension plans (International)	4,301	1,493	16,923	11,553
Multiemployer pension plans	442	379	882	788
Defined contribution pension plans	3,120	1,897	6,533	5,066
The Company's estimate of expected contributions to be paid during the remainder of 2021 for the U.S. and international defined benefit pension plans is $0.9 million and $8.6 million, respectively.

11.     Income Taxes

Income tax expense from continuing operations for the three and six months ended June 30, 2021 was $8.6 million and $12.8 million, respectively. Income tax benefit related to continuing operations for the three and six months ended June 30, 2020 was $2.3 million and $3.0 million, respectively. The change in the income tax expense for the three and six months ended June 30, 2021 compared with the income tax benefit for the three and six months ended June 30, 2020 is the result of higher pre-tax income, primarily due to an improvement in operations and acquisition and integration costs in 2020 not recurring in 2021.

The reserve for uncertain tax positions at June 30, 2021 was $4.2 million, including interest and penalties.  Within the next twelve months, it is reasonably possible that $0.3 million unrecognized income tax benefits will be recognized upon settlement of tax examinations and the expiration of various statutes of limitations.

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

The following table summarizes information related to the location and undiscounted amount of the Company's environmental liabilities:

(In thousands)	June 30 2021	December 31 2020
Current portion of environmental liabilities (a)	$7,066	$6,933
Long-term environmental liabilities	29,046	29,424
Total environmental liabilities	$36,112	$36,357
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

On January 27, 2020, the U.S. EPA issued a Notice of Potential Liability to the Company, along with several other companies, concerning the Newtown Creek Superfund Site located in Kings and Queens Counties in New York. The Notice alleges certain facilities formerly owned or operated by subsidiaries of the Company may have resulted in the discharge of hazardous substances into Newtown Creek or its Dutch Kills tributary. The site has been subject to CERCLA response activities since approximately 2011. The U.S. EPA expects to propose a sitewide cleanup plan no sooner than 2024 and announced in July 2021 that it would defer its decision on a potential early action response for the lower two miles of the Creek until the sitewide studies are completed. The Company is one of approximately twenty (20) Potentially Responsible Parties that have received notices, though it is believed other PRPs may exist. The Company vigorously contests the allegations of the Notice and currently does not believe that this matter will have a material effect on the Company’s financial position.

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

As previously disclosed, the Company has had ongoing meetings with the SCE over processing salt cakes, a processing byproduct, stored at the Al Hafeerah site. The Company’s Bahrain operations that produced the salt cakes has ceased operations. An Environmental Impact Assessment and Technical Feasibility Study for facilities to process the salt cakes was approved by the SCE during the first quarter of 2018. Commissioning of the facilities is currently in progress and should be completed during the third quarter of 2021, and full operations are expected subsequently during the second half of 2021. The Company has previously established a reserve of $7.0 million, which represents the Company's best estimate of the ultimate costs to be incurred to resolve this matter. The Company continues to evaluate this reserve and any future change in estimated costs could be material to the Company’s results of operations in any one period.

On July 27, 2018 Brazil’s Federal and Rio de Janeiro State Public Prosecution Offices (MPF and MPE) filed a Civil Public Action against one of the Company's customers (CSN), the Company’s Brazilian subsidiary, the Municipality of Volta Redonda, Brazil, and the Instituto Estadual do Ambiente (local environmental protection agency) seeking the implementation of various measures to limit and reduce the accumulation of customer-owned slag at the site in Brazil. On August 6, 2018 the 3rd Federal Court in Volta Redonda granted the MPF and MPE an injunction against the same parties requiring, among other things, CSN and the Company’s Brazilian subsidiary to limit the volume of slag sent to the site. Because the customer owns the site and the slag located on the site, the Company believes that complying with this injunction is the steel producer’s responsibility.  On March 18, 2019 the Court issued an order fining the Company 5,000 Brazilian reais per day (or approximately $1 thousand per day) and CSN 20,000 Brazilian reais per day (or approximately $4 thousand per day) until the requirements of the injunction are met. On November 1, 2019 the Court issued an additional order increasing the fines assessed to the Company to 25,000 Brazilian reais per day (or approximately $5 thousand per day) and raising the fines assessed to CSN to 100,000 Brazilian reais per day (or approximately $20 thousand per day). The Court also assessed an additional fine of 10,000,000 Brazilian reais (or approximately $2 million) against CSN and the Company jointly. The Company is appealing the fines and the underlying injunction.  Both the Company and CSN continue to have discussions with the governmental authorities on the injunction and the possible resolution of the underlying case. The Company does not believe that a loss relating to this matter is probable or estimable at this point.

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

In October 2009, the Company received notification of the SPRA’s final administrative decision regarding the levying of ICMS in the State of São Paulo in relation to services provided to a customer in the State between January 2004 and May 2005.  As of June 30, 2021 the principal amount of the tax assessment from the SPRA with regard to this case is approximately $1.2 million, with penalty, interest and fees assessed to date increasing such amount by an additional $17.2 million.  On June 4, 2018 the Appellate Court of the State of Sao Paulo ruled in favor of the SPRA but ruled that the assessed penalty should be reduced to approximately $1.2 million. After calculating the interest accrued on the penalty, the Company estimates that this ruling reduces the current overall potential liability for this case to approximately $7 million. All such amounts include the effect of foreign currency translation. The Company has appealed the ruling in favor of the SPRA to the Superior Court of Justice. Due to multiple court precedents in the Company’s favor, as well as the Company’s ability to appeal, the Company does not believe a loss is probable.

Another ICMS tax case involving the SPRA refers to the tax period from January 2002 to December 2003. In December 2018 the administrative tribunal hearing the case upheld the Company's liability. The Company has appealed to the judicial phase. The aggregate amount assessed by the tax authorities in August 2005 was $5.1 million (the amounts with regard to this claim are valued as of the date of the assessment since it has not yet reached the collection phase), composed of a principal amount of $1.2 million, with penalty and interest assessed through that date increasing such amount by an additional $3.9 million.  On December 6, 2018 the administrative tribunal reduced the applicable penalties to $0.9 million. After calculating the interest accrued on the current penalty, the Company estimates that the current overall liability for this case to be approximately $6.0 million. All such amounts include the effect of foreign currency translation. Due to multiple court precedents in the Company's favor, the Company does not believe a loss is probable.
The Company continues to believe that sufficient coverage for these claims exists as a result of the indemnification obligations of the Company's customer and such customer’s pledge of assets in connection with the October 2009 notice, as required by Brazilian law.
On December 30, 2020, the Company received an assessment from the municipal authority in Ipatinga, Brazil alleging approximately $2.1 million in unpaid service taxes from the period 2015 to 2020. After calculating the interest and penalties accrued, the Company estimates that the current overall potential liability for this case to be approximately $3.6 million. On January 18, 2021, the Company filed a challenge to the assessment. Due to the multiple defenses that are available, the Company does not believe a loss is probable.
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
Brazilian Labor Disputes
The Company is subject to ongoing collective bargaining and individual labor claims in Brazil through the Harsco Environmental Segment which allege, among other things, the Company's failure to pay required amounts for overtime and vacation at certain sites. The Company is vigorously defending itself against these claims; however, litigation is inherently unpredictable, particularly in foreign jurisdictions. While the Company does not currently expect that the ultimate resolution of these claims will have a material adverse effect on the Company’s financial condition, results of operations or cash flows, it is not possible to predict the ultimate outcome of these labor-related disputes. As of June 30, 2021 and December 31, 2020 the Company has established reserves of $4.1 million and $4.3 million, respectively, on the Company's Condensed Consolidated Balance Sheets for amounts considered to be probable and estimable.

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
At June 30, 2021 there were approximately 17,200 pending asbestos personal injury actions filed against the Company.  Of those actions, approximately 16,610 were filed in the New York Supreme Court (New York County), approximately 120 were filed in other New York State Supreme Court Counties and approximately 470 were filed in courts located in other states.
The complaints in most of those actions generally follow a form that contains a standard damages demand of $20 million or $25 million, regardless of the individual plaintiff’s alleged medical condition, and without identifying any specific Company product.
At June 30, 2021 approximately 16,550 of the actions filed in New York Supreme Court (New York County) were on the Deferred/Inactive Docket created by the court in December 2002 for all pending and future asbestos actions filed by persons who cannot demonstrate that they have a malignant condition or discernible physical impairment. The remaining approximately 60 cases in New York County are pending on the Active or In Extremis Docket created for plaintiffs who can demonstrate a malignant condition or physical impairment.
The Company has liability insurance coverage under various primary and excess policies that the Company believes will be available, if necessary, to substantially cover any liability that might ultimately be incurred in the asbestos actions referred to above. The costs and expenses of the asbestos actions are being paid by the Company's insurers.
In view of the persistence of asbestos litigation in the U.S., the Company expects to continue to receive additional claims in the future. The Company intends to continue its practice of vigorously defending these claims and cases. At June 30, 2021 the Company has obtained dismissal in approximately 28,330 cases by stipulation or summary judgment prior to trial.
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

13.  Reconciliation of Basic and Diluted Shares

	Three Months Ended		Six Months Ended
	June 30		June 30
(In thousands, except per share amounts)	2021	2020	2021	2020
Income (loss) from continuing operations attributable to Harsco Corporation common stockholders	$14,463	$(10,750)	$15,925	$(19,532)
Weighted-average shares outstanding:
Weighted-average shares outstanding - basic	79,265	78,987	79,177	78,874
Dilutive effect of stock-based compensation	1,509	—	1,220	—
Weighted-average shares outstanding - diluted	80,774	78,987	80,397	78,874
Earnings (loss) from continuing operations per common share, attributable to Harsco Corporation common stockholders:
Basic	$0.18	$(0.14)	$0.20	$(0.25)
Diluted	$0.18	$(0.14)	$0.20	$(0.25)
The following average outstanding stock-based compensation units were not included in the computation of diluted earnings per share because the effect was either antidilutive or the market conditions for the performance share units were not met:

	Three Months Ended		Six Months Ended
	June 30		June 30
(In thousands)	2021	2020	2021	2020
Restricted stock units	—	739	—	744
Stock appreciation rights	467	2,472	656	2,558
Performance share units	690	896	851	918

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
The fair value of outstanding derivative contracts recorded as assets and liabilities on the Company's Condensed Consolidated Balance Sheets was as follows:

(In thousands)	Balance Sheet Location	Fair Value of Derivatives Designated as Hedging Instruments	Fair Value of Derivatives Not Designated as Hedging Instruments	Total Fair Value
June 30, 2021
Asset derivatives (Level 2):
Foreign currency exchange forward contracts	Other current assets	$372	$4,642	$5,014
Total		$372	$4,642	$5,014

(In thousands)	Balance Sheet Location	Fair Value of Derivatives Designated as Hedging Instruments	Fair Value of Derivatives Not Designated as Hedging Instruments	Total Fair Value
Liability derivatives (Level 2):
Foreign currency exchange forward contracts	Other current liabilities	$757	$980	$1,737
Interest rate swaps	Other current liabilities	3,856	—	3,856
Interest rate swaps	Other liabilities	2,113	—	2,113
Total		$6,726	$980	$7,706
December 31, 2020
Asset derivatives (Level 2):
Foreign currency exchange forward contracts	Other current assets	$900	$2,777	$3,677
Total		$900	$2,777	$3,677
Liability derivatives (Level 2):
Foreign currency exchange forward contracts	Other current liabilities	$950	$4,098	$5,048
Interest rate swaps	Other current liabilities	3,959	—	3,959
Interest rate swaps	Other liabilities	3,718	—	3,718
Total		$8,627	$4,098	$12,725

All of the Company's derivatives are recorded on the Condensed Consolidated Balance Sheets at gross amounts and not offset. All of the Company's interest rate swaps, CCIRs and certain foreign currency exchange forward contracts are transacted under ISDA documentation. Each ISDA master agreement permits the net settlement of amounts owed in the event of default. The Company's derivative assets and liabilities subject to enforceable master netting arrangements, if offset, would have resulted in a $1.5 million net liability at June 30, 2021 and at December 31, 2020 would not have resulted in a net asset or liability.
The effect of derivative instruments on the Company's Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Comprehensive Income (Loss) was as follows:
Derivatives Designated as Hedging Instruments

	Amount Recognized in OCI on Derivatives		Location of Amount Reclassified from AOCI into Income	Amount Reclassified from AOCI into Income - Effective Portion or Equity
	Three Months Ended			Three Months Ended
	June 30			June 30
(In thousands)	2021	2020		2021	2020
Foreign currency exchange forward contracts	$(440)	$41	Product revenues	$3	$(332)
Interest rate swaps	(33)	(162)	Interest expense	862	732
CCIRs (a)	—	5	Interest expense	—	295
	$(473)	$(116)		$865	$695

	Amount Recognized in OCI on Derivatives		Location of Amount Reclassified from AOCI into Income	Amount Reclassified from Accumulated OCI into Income - Effective Portion or Equity
	Six Months Ended			Six Months Ended
	June 30			June 30
(In thousands)	2021	2020		2021	2020
Foreign currency exchange forward contracts	$(441)	$2,078	Product revenues	$(47)	$(1,736)
Interest rate swaps	(14)	(3,740)	Interest expense	1,727	1,110
CCIRs (a)	—	63	Interest expense	—	600
	$(455)	$(1,599)		$1,680	$(26)
(a)    Amounts represent changes in foreign currency translation related to balances in AOCI.

The location and amount of gain (loss) recognized on the Company's Condensed Consolidated Statements of Operations was as follows:

	Three Months Ended
	June 30
	2021		2020
(in thousands)	Product Revenues	Interest Expense	Product Revenues	Interest Expense
Total amounts of line items presented in the Condensed Consolidated Statement of Operations in which the effects of cash flow hedges are recorded	$133,088	$(15,986)	$101,638	$(14,953)
Interest rate swaps:
Gain or (loss) reclassified from AOCI into income	—	(862)	—	(732)
Foreign exchange contracts:
Gain or (loss) reclassified from AOCI into income	(3)	—	332	—
Amount excluded from effectiveness testing recognized in earnings based on changes in fair value	9	—	13	—
Amount excluded from the effectiveness testing recognized in earnings based on an amortization approach	(1)	—	21	—
CCIRs:
Loss reclassified from AOCI into income	—	—	—	(295)

	Six Months Ended
	June 30
	2021		2020
(in thousands)	Product Revenues	Interest Expense	Product Revenues	Interest Expense
Total amounts of line items presented in the Condensed Consolidated Statement of Operations in which the effects of cash flow hedges are recorded	$237,494	$(32,850)	$208,890	$(27,602)
Interest rate swaps:
Gain or (loss) reclassified from AOCI into income	—	(1,727)	—	(1,110)
Foreign exchange contracts:
Gain or (loss) reclassified from AOCI into income	47	—	1,736	—
Amount excluded from effectiveness testing recognized in earnings based on changes in fair value	38	—	196	—
Amount excluded from the effectiveness testing recognized in earnings based on an amortization approach	—	—	21	—
CCIRs:
Loss reclassified from AOCI into income	—	—	—	(600)

Derivatives Not Designated as Hedging Instruments

	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives (b)
		Three Months Ended		Six Months Ended
		June 30		June 30
(In thousands)		2021	2020	2021	2020
Foreign currency exchange forward contracts	Cost of services and products sold	$(740)	$1,736	$4,004	$7,278
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
The recognized gains and losses offset amounts recognized in cost of services and products sold principally as a result of intercompany or third-party foreign currency exposures. At June 30, 2021 and December 31, 2020 the notional amounts of foreign currency exchange forward contracts were $383.6 million and $460.5 million, respectively. These contracts are primarily denominated in British Pound Sterling and Euros and mature through March 2023.
In addition to foreign currency exchange forward contracts, the Company designates certain loans as hedges of net investments in international subsidiaries.  The Company recorded pre-tax net gains of $0.3 million and $3.6 million for the three and six months ended June 30, 2021, respectively and pre-tax net losses of $2.4 million and $12.1 million for the three and six months ended June 30, 2020, respectively, in AOCI.

Interest Rate Swaps
The Company uses interest rate swaps in conjunction with certain variable rate debt issuances in order to secure a fixed interest rate.  Changes in the fair value attributed to the effect of the swaps’ interest spread and changes in the credit worthiness of the counter-parties are recorded in AOCI.

At June 30, 2021, the Company has entered into a series of interest rate swaps that are in effect through 2022 and have the effect of converting $200.0 million of the Term Loan Facility from floating-rate to fixed-rate.  The fixed rates provided by the swaps replace the adjusted LIBOR rate in the interest calculation, ranging from 2.71% for 2021 to 3.12% for 2022.

Cross-Currency Interest Rate Swaps
The Company may use CCIRs in conjunction with certain debt issuances in order to secure a fixed local currency interest rate. Under these CCIRs, the Company receives interest based on a fixed or floating U.S. dollar rate and pays interest on a fixed local currency rate based on the contractual amounts in dollars and the local currency, respectively. At maturity, there is also the payment of principal amounts between currencies. Changes in the fair value attributed to the effect of the swaps' interest spread and changes in the credit worthiness of the counter-parties are recorded in AOCI. Changes in value attributed to the effect of foreign currency fluctuations are recorded on the Company's Condensed Consolidated Statements of Operations and offset currency fluctuation effects on the debt principal. The Company had no outstanding CCIRs at June 30, 2021.

Fair Value of Other Financial Instruments
The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and short-term borrowings approximate fair value due to the short-term maturities of these assets and liabilities.  At June 30, 2021 and December 31, 2020 the total fair value of long-term debt (excluding deferred financing costs), including current maturities, was $1,373.8 million and $1,324.9 million, respectively, compared with a carrying value of $1,355.6 million and $1,300.5 million, respectively.  Fair values for debt are based on pricing models using market-based inputs (Level 2) for similar issues or on the current rates offered to the Company for debt of the same remaining maturities.

15. Review of Operations by Segment

	Three Months Ended		Six Months Ended
	June 30		June 30
(In thousands)	2021	2020	2021	2020
Revenues From Continuing Operations (a)
Harsco Environmental	$272,546	$203,991	$530,532	$445,550
Harsco Clean Earth	196,128	161,579	385,407	240,391
Harsco Rail	101,146	81,711	182,736	160,181
Total Revenues From Continuing Operations	$569,820	$447,281	$1,098,675	$846,122
Operating Income (Loss) From Continuing Operations (a)
Harsco Environmental	$30,223	$13,563	$56,158	$24,083
Harsco Clean Earth	7,386	(202)	10,564	4,043
Harsco Rail	8,912	8,631	13,576	15,103
Corporate	(10,302)	(20,124)	(19,255)	(38,480)
Total Operating Income From Continuing Operations	$36,219	$1,868	$61,043	$4,749
Depreciation (a)
Harsco Environmental	$25,550	$24,663	$51,267	$50,038
Harsco Clean Earth	4,905	5,138	10,242	7,759
Harsco Rail	1,207	1,257	2,418	2,472
Corporate	494	521	977	1,034
Total Depreciation	$32,156	$31,579	$64,904	$61,303
Amortization (a)
Harsco Environmental	$2,035	$1,921	$4,083	$3,857
Harsco Clean Earth	6,063	6,347	12,146	10,245
Harsco Rail	85	83	170	167
Corporate (b)	633	764	1,384	1,403
Total Amortization	$8,816	$9,115	$17,783	$15,672
Capital Expenditures (a)
Harsco Environmental	$35,993	$18,654	$60,412	$43,402
Harsco Clean Earth	4,725	3,045	7,255	4,487
Harsco Rail	435	1,297	800	2,836
Corporate	111	324	179	382
Total Capital Expenditures	$41,264	$23,320	$68,646	$51,107
(a)     The Company's acquisition of ESOL closed on April 6, 2020. See Note 3, Acquisitions and Dispositions, for additional details.
(b)     Amortization expense on Corporate relates to the amortization of deferred financing costs.

Reconciliation of Segment Operating Income to Income (Loss) From Continuing Operations Before Income Taxes and Equity Income

	Three Months Ended		Six Months Ended
	June 30		June 30
(In thousands)	2021	2020	2021	2020
Segment operating income	$46,521	$21,992	$80,298	$43,229
General Corporate expense	(10,302)	(20,124)	(19,255)	(38,480)
Operating income from continuing operations	36,219	1,868	61,043	4,749
Interest income	638	816	1,223	1,009
Interest expense	(15,986)	(14,953)	(32,850)	(27,602)
Unused debt commitment fees, amendment fees and loss on extinguishment of debt	(50)	(1,432)	(5,308)	(1,920)
Defined benefit pension income	3,974	1,723	7,927	3,312
Income (loss) from continuing operations before income taxes and equity income	$24,795	$(11,978)	$32,035	$(20,452)

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

A summary of the Company's revenues by primary geographical markets as well as by key product and service groups is as follows:

	Three Months Ended
	June 30, 2021
(In thousands)	Harsco Environmental Segment	Harsco Clean Earth Segment	Harsco Rail Segment	Consolidated Totals
Primary Geographical Markets (a) (b):
North America	$69,735	$196,128	$78,998	$344,861
Western Europe	116,981	—	13,672	130,653
Latin America (c)	33,799	—	568	34,367
Asia-Pacific	26,922	—	7,908	34,830
Middle East and Africa	19,873	—	—	19,873
Eastern Europe	5,236	—	—	5,236
Total Revenues	$272,546	$196,128	$101,146	$569,820
Key Product and Service Groups (a):
Environmental services related to resource recovery for metals manufacturing and related logistical services	$233,523	$—	$—	$233,523
Applied products	34,830	—	—	34,830
Environmental systems for aluminum dross and scrap processing	4,193	—	—	4,193
Railway track maintenance equipment	—	—	60,123	60,123
After market parts and services; safety and diagnostic technology	—	—	34,671	34,671
Railway contracting services	—	—	6,352	6,352
Waste processing, recycling, reuse and transportation solutions	—	196,128	—	196,128
Total Revenues	$272,546	$196,128	$101,146	$569,820

	Three Months Ended
	June 30, 2020
(In thousands)	Harsco Environmental Segment	Harsco Clean Earth Segment	Harsco Rail Segment	Consolidated Totals
Primary Geographical Markets (a) (b):
North America	$57,356	$161,579	$56,461	$275,396
Western Europe	82,972	—	16,855	99,827
Latin America (c)	25,108	—	515	25,623
Asia-Pacific	19,894	—	7,880	27,774
Middle East and Africa	14,793	—	—	14,793
Eastern Europe	3,868	—	—	3,868
Total Revenues	$203,991	$161,579	$81,711	$447,281

Key Product and Service Groups (a):
Environmental services related to resource recovery for metals manufacturing and related logistical services	$174,238	$—	$—	$174,238
Applied products	26,591	—	—	26,591
Environmental systems for aluminum dross and scrap processing	3,162	—	—	3,162
Railway track maintenance equipment	—	—	40,411	40,411
After market parts and services; safety and diagnostic technology	—	—	32,500	32,500
Railway contracting services	—	—	8,800	8,800
Waste processing, recycling, reuse and transportation solutions	—	161,579	—	161,579
Total Revenues	$203,991	$161,579	$81,711	$447,281

	Six Months Ended
	June 30, 2021
(In thousands)	Harsco Environmental Segment	Harsco Clean Earth Segment	Harsco Rail Segment	Consolidated Totals
Primary Geographical Markets (a) (b):
North America	$136,916	$385,407	$137,259	$659,582
Western Europe	229,152	—	30,305	259,457
Latin America (c)	64,452	—	1,128	65,580
Asia-Pacific	50,292	—	14,044	64,336
Middle East and Africa	39,994	—	—	39,994
Eastern Europe	9,726	—	—	9,726
Total Revenues	$530,532	$385,407	$182,736	$1,098,675
Key Product and Service Groups (a):
Environmental services related to resource recovery for metals manufacturing and related logistical services	$458,583	$—	$—	$458,583
Applied products	64,615	—	—	64,615
Environmental systems for aluminum dross and scrap processing	7,334	—	—	7,334
Railway track maintenance equipment	—	—	106,563	106,563
After market parts and services; safety and diagnostic technology	—	—	61,440	61,440
Railway contracting services	—	—	14,733	14,733
Waste processing, recycling, reuse and transportation solutions	—	385,407	—	385,407
Total Revenues	$530,532	$385,407	$182,736	$1,098,675

	Six Months Ended
	June 30, 2020
(In thousands)	Harsco Environmental Segment	Harsco Clean Earth Segment	Harsco Rail Segment	Consolidated Totals
Primary Geographical Markets (a) (b):
North America	$127,237	$240,391	$110,234	$477,862
Western Europe	179,289	—	35,019	214,308
Latin America (c)	58,368	—	1,180	59,548
Asia-Pacific	41,890	—	13,748	55,638
Middle East and Africa	30,682	—	—	30,682
Eastern Europe	8,084	—	—	8,084
Total Revenues	$445,550	$240,391	$160,181	$846,122

Key Product and Service Groups (a):
Environmental services related to resource recovery for metals manufacturing and related logistical services	$381,834	$—	$—	$381,834
Applied products	56,853	—	—	56,853
Environmental systems for aluminum dross and scrap processing	6,863	—	—	6,863
Railway track maintenance equipment	—	—	83,026	83,026
After market parts and services; safety and diagnostic technology	—	—	63,700	63,700
Railway contracting services	—	—	13,455	13,455
Waste processing, recycling, reuse and transportation solutions	—	240,391	—	240,391
Total Revenues	$445,550	$240,391	$160,181	$846,122
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

The Company had Contract assets totaling $97.8 million and $60.1 million at June 30, 2021 and December 31, 2020, respectively. The increase is due principally to additional contract assets recognized in excess of the transfer of contract assets to accounts receivable, primarily in the Harsco Rail Segment. The Company had Advances on contracts totaling $70.0 million and $84.9 million at June 30, 2021 and December 31, 2020, respectively. The decrease is due principally to the recognition of revenue on previously received Advances on contracts in excess of the receipt of new advances on contracts during the period, primarily in the Harsco Rail Segment. During the three and six months ended June 30, 2021, the Company recognized approximately $13 million and $30 million, respectively, of revenue related to amounts previously included in Advances on contracts. During the three and six months ended June 30, 2020, the Company recognized approximately $16 million and $34 million, respectively, of revenue related to amounts previously included in Advances on contracts.
At June 30, 2021 the Harsco Environmental Segment had remaining, fixed, unsatisfied performance obligations where the expected contract duration exceeds one year totaling $71.3 million. Of this amount, $17.6 million is expected to be fulfilled by June 30, 2022, $16.8 million by June 30, 2023, $15.7 million by June 30, 2024, $15.5 million by June 30, 2025 and the remainder thereafter. These amounts exclude any variable fees, fixed fees subject to indexation and any performance obligations expected to be satisfied within one year.

At June 30, 2021 the Harsco Rail Segment had remaining, fixed, unsatisfied performance obligations where the remaining expected contract duration exceeds one year totaling $265.1 million. Of this amount, $111.9 million is expected to be fulfilled by June 30, 2022, $74.7 million by June 30, 2023, $51.5 million by June 30, 2024, $25.0 million by June 30, 2025 and the remainder thereafter. These amounts exclude any variable fees, fixed fees subject to indexation and any performance obligations expected to be satisfied within one year.

The Company recognized an initial estimated forward loss provision related to the contracts with SBB of $45.1 million for the year ended December 31, 2016. The Company recorded an additional forward loss provision of $1.8 million for the year ended December 31, 2018. At June 30, 2021 and December 31, 2020 the remaining estimated forward loss provision of $3.3 million and $4.4 million, respectively, is included in the caption Other current liabilities on the Condensed Consolidated Balance Sheets. The estimated forward loss provision represents the Company's best estimate based on currently available information. It is possible that the Company's overall estimate of costs to complete these contracts may increase, which would result in an additional estimated forward loss provision at such time.

The Company recognized $4.8 million and $7.6 million of revenues for the contracts with SBB on an over time basis, utilizing a cost-to-cost method for the three months ended June 30, 2021 and 2020, respectively and $10.0 million and $17.7 million for the six months ended June 30, 2021 and 2020, respectively. The Company has substantially completed the first contract and is approximately 78% complete on the second contract with SBB as of June 30, 2021.

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

Concurrent with the ESOL acquisition, the Company entered into an agreement with Stericycle Inc. related to certain Stericycle, Inc. customers who receive services from both ESOL and other Stericycle, Inc. businesses under a single contractual arrangement. The revenue pertaining to services rendered to these customers are invoiced centrally through Stericycle, Inc. billing systems and ESOL's portion of the revenue, less a management fee, is then distributed to the Company.

17.   Other (Income) Expenses, Net

The major components of this Condensed Consolidated Statements of Operations caption were as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
(In thousands)	2021	2020	2021	2020
Employee termination benefit costs	$761	$441	$1,350	$5,896
Other costs to exit activities	400	289	638	465
Impaired asset write-downs	140	4	162	73
Net gains	(5,354)	(229)	(7,047)	(248)
Other	(10)	(797)	(78)	(745)
Other (income) expenses, net	$(4,063)	$(292)	$(4,975)	$5,441

18. Components of Accumulated Other Comprehensive Loss
AOCI is included on the Condensed Consolidated Statements of Stockholders' Equity. The components of AOCI, net of the effect of income taxes, and activity for the six months ended June 30, 2020 and 2021 was as follows:

	Components of AOCI, Net of Tax
(In thousands)	Cumulative Foreign Exchange Translation Adjustments		Effective Portion of Derivatives Designated as Hedging Instruments		Cumulative Unrecognized Actuarial Losses on Pension Obligations		Unrealized Gain (Loss) on Marketable Securities	Total
Balance at December 31, 2019	$(143,340)		$(3,717)		$(440,562)		$(3)	$(587,622)
OCI before reclassifications	(65,677)	(a)	(1,146)	(b)	23,810	(a)	(31)	(43,044)
Amounts reclassified from AOCI, net of tax	12,906		(213)		13,380		—	26,073
Total OCI	(52,771)		(1,359)		37,190		(31)	(16,971)
Less: OCI attributable to noncontrolling interests	(975)		—		—		—	(975)
OCI attributable to Harsco Corporation	(51,796)		(1,359)		37,190		(31)	(15,996)
Balance at June 30, 2020	$(195,136)		$(5,076)		$(403,372)		$(34)	$(603,618)

	Components of AOCI, Net of Tax
(In thousands)	Cumulative Foreign Exchange Translation Adjustments		Effective Portion of Derivatives Designated as Hedging Instruments		Cumulative Unrecognized Actuarial Losses on Pension Obligations		Unrealized Gain (Loss) on Marketable Securities	Total
Balance at December 31, 2020	$(125,392)		$(5,840)		$(514,500)		$(9)	$(645,741)
OCI before reclassifications	12,150	(a)	(259)	(b)	(5,451)	(a)	25	6,465
Amounts reclassified from AOCI, net of tax	—		1,182		11,495		—	12,677
Total OCI	12,150		923		6,044		25	19,142
Less: OCI attributable to noncontrolling interests	(393)		—		—		—	(393)
OCI attributable to Harsco Corporation	12,543		923		6,044		25	19,535
Balance at June 30, 2021	$(112,849)		$(4,917)		$(508,456)		$16	$(626,206)
(a)    Principally foreign currency fluctuation.
(b)     Net change from periodic revaluations.

Amounts reclassified from AOCI were as follows:

(In thousands)	Three Months Ended		Six Months Ended		Location on the Condensed Consolidated Statements of Operations
	June 30		June 30
	2021	2020	2021	2020
Recognition of cumulative foreign currency translation adjustments:
Loss on substantial liquidation of subsidiaries (c)	$—	$—	—	12,906	Gain on sale of discontinued businesses
Amortization of cash flow hedging instruments:
Foreign currency exchange forward contracts	$3	$(332)	$(47)	$(1,736)	Product revenues
CCIRs	—	295	—	600	Interest expense
Interest rate swaps	862	732	1,727	1,110	Interest expense
Total before taxes	865	695	1,680	(26)
Income taxes	(253)	(263)	(498)	(187)
Total reclassification of cash flow hedging instruments, net of tax	$612	$432	$1,182	$(213)
Amortization of defined benefit pension items (d):
Actuarial losses	$6,007	$4,757	$11,955	$9,837	Defined benefit pension income
Prior service costs	129	106	256	213	Defined benefit pension income
Pension liability transfer - discontinued business	—	—	—	5,363	Gain on sale of discontinued businesses
Total before taxes	6,136	4,863	12,211	15,413
Income taxes	(358)	(323)	(716)	(2,033)
Total reclassification of defined benefit pension items, net of tax	$5,778	$4,540	$11,495	$13,380
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
Factors that could cause actual results to differ, perhaps materially, from those implied by forward-looking statements include, but are not limited to: (1) changes in the worldwide business environment in which the Company operates, including changes in general economic conditions or changes due to COVID-19 and governmental and market reactions to COVID-19; (2) changes in currency exchange rates, interest rates, commodity and fuel costs and capital costs; (3) changes in the performance of equity and bond markets that could affect, among other things, the valuation of the assets in the Company's pension plans and the accounting for pension assets, liabilities and expenses; (4) changes in governmental laws and regulations, including environmental, occupational health and safety, tax and import tariff standards and amounts; (5) market and competitive changes, including pricing pressures, market demand and acceptance for new products, services and technologies; (6) the Company's inability or failure to protect its intellectual property rights from infringement in one or more of the many countries in which the Company operates; (7) failure to effectively prevent, detect or recover from breaches in the Company's cybersecurity infrastructure; (8) unforeseen business disruptions in one or more of the many countries in which the Company operates due to political instability, civil disobedience, armed hostilities, public health issues or other calamities; (9) disruptions associated with labor disputes and increased operating costs associated with union organization; (10) the seasonal nature of the Company's business; (11) the Company's ability to successfully enter into new contracts and complete new acquisitions or strategic ventures in the time-frame contemplated, or at all; (12) the integration of the Company's strategic acquisitions; (13) potential severe volatility in the capital or commodity markets; (14) failure to retain key management and employees; (15) the outcome of any disputes with customers, contractors and subcontractors; (16) the financial condition of the Company's customers, including the ability of customers (especially those that may be highly leveraged, have inadequate liquidity or whose business is significantly impacted by COVID-19) to maintain their credit availability; (17) implementation of environmental remediation matters; (18) risk and uncertainty associated with intangible assets and (19) other risk factors listed from time to time in the Company's SEC reports. A further discussion of these, along with other potential risk factors, can be found in Part I, Item 1A, "Risk Factors," of the Company's Annual Report on Form 10-K for the year ended December 31, 2020. The Company cautions that these factors may not be exhaustive and that many of these factors are beyond the Company's ability to control or predict. Accordingly, forward-looking statements should not be relied upon as a prediction of actual results. The Company undertakes no duty to update forward-looking statements except as may be required by law.

Executive Overview

The Company is a market-leading, global provider of environmental solutions for industrial, retail and medical waste streams, and innovative equipment and technology for the rail sector. The Company's operations consist of three reportable segments: Harsco Environmental, Harsco Clean Earth and Harsco Rail. The Company is working towards transforming into a single-thesis environmental solutions company that is a global leader in the markets the Company serves. The Harsco Environmental Segment operates primarily under long-term contracts, providing critical environmental services and material processing to the global steel and metals industries, including zero waste solutions for manufacturing byproducts within the metals industry. The Harsco Clean Earth Segment provides waste management services including transportation, specialty waste processing, recycling and beneficial reuse solutions for hazardous waste, contaminated materials and dredged volumes. The Harsco Rail Segment is a provider of highly engineered maintenance equipment, after-market parts and safety and diagnostic systems which support railroad and transit customers worldwide. The Company has locations in approximately 30 countries, including the U.S. The Company was incorporated in 1956.

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

Beginning in March 2020 overall global economic conditions were significantly impacted by COVID-19. The Company operated as a provider of certain essential services since the onset of the pandemic, and it took steps to protect all stakeholders and to minimize the operational and financial impacts of COVID-19. Looking forward the impact of COVID-19 on the Company is unclear, however business conditions have steadily improved since the second quarter of 2020 and the Company anticipates that business fundamentals will strengthen further in 2021. Please refer to the below discussion of business outlook and Part II, Item 1A, "Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2020 for additional information related to the potential impacts of COVID-19 on the Company.

Highlights from the second quarter and six months ended June 30, 2021 include (refer to the discussion of segment and consolidated results included within Results of Operations below, as well as Liquidity and Capital Resources, for additional information pertaining to the key drivers impacting these highlights):

•Revenues for the second quarter and six months ended June 30, 2021 increased approximately 27% and 30%, respectively, compared with the second quarter and six months ended June 30, 2020. The primary drivers for these increases were the acquisition of ESOL for the six months ended June 30, 2021; and for the second quarter and six months ended June 30, 2021 increased volumes in the Harsco Environmental Segment and Harsco Clean Earth Segment as well as increased equipment sales in the Harsco Rail Segment and the impact of foreign currency translation.
•Operating income from continuing operations for the second quarter and six months ended June 30, 2021 increased $34.4 million and $56.3 million, respectively, compared with the second quarter and six months ended June 30, 2020. The primary drivers for these increases were increased volumes in the Harsco Environmental Segment and the Clean Earth Segment; the acquisition of ESOL; acquisition and integration costs primarily related to the ESOL acquisition, which were incurred during the first six months of 2020 and not repeated; and asset sale gains during the second quarter of 2021 and termination benefit costs of $5.2 million which were incurred in the first six months of 2020 in the Harsco Environmental Segment.
•Diluted earnings per common share from continuing operations attributable to Harsco Corporation for the second quarter ended June 30, 2021 were $0.18, an increase compared with the diluted loss per common share from continuing operations of $0.14 during second quarter ended June 30, 2020. Diluted earnings per common share from continuing operations attributable to Harsco Corporation for the six months ended June 30, 2021 was $0.20, an increase compared with the diluted loss per common share from continuing operations of $0.25 during the six months ended June 30, 2020. The primary drivers of this increase are those noted above for revenue and operating income from continuing operations, partially offset by increased interest expense due to higher debt levels, debt-related transaction expenses and the effect of income taxes.
•Cash flows provided by operating activities for the six months ended June 30, 2021 were $13.5 million, a decrease of $8.0 million compared with the Cash flows provided by operating activities for the six months ended June 30, 2020. The primary driver for this decrease was an unfavorable change in working capital partially offset by higher cash net income. The primary drivers of the unfavorable changes in working capital were due to lower customer advances in the Harsco Rail Segment and the timing of sales and collections of accounts receivable in all segments, partially offset by a favorable decrease in inventory in the Harsco Rail Segment.
•Capital expenditures for purchases of property, plant and equipment for the six months ended June 30, 2021 were $68.6 million, an increase of $17.4 million or 34.0% compared with the six months ended June 30, 2020.

The Company maintains a positive outlook across all businesses supported by favorable underlying growth characteristics in its businesses and investments by the Company to further supplement growth. Financial results have been impacted by the global COVID-19 pandemic that began in 2020. This business pressure was most significant during the second and third quarters of 2020, and while the pace of the recovery varies by end market, economic conditions in the Company's businesses have improved meaningfully since mid-2020. As a result, the Company expects financial performance to continue to improve during 2021.

The Company’s view for the remainder of 2021 and beyond is supported by the following factors, which should be considered in the context of other risks, trends and strategies in the Company's Annual Report on Form 10-K for the year ended December 31, 2020 together with those described at the beginning of this section:

•The Harsco Environmental Segment operates throughout the world to support critical metal production. In 2021, financial performance of this segment is expected to strengthen versus 2020 as a result of improved demand for environmental services and applied products as well as increased commodity prices and positive contributions from new contracts or growth investments. Over the longer-term the Company expects that the Harsco Environmental Segment's growth will be driven by economic growth that supports higher global steel consumption as well as investments and innovation that support the environmental solutions needs of customers.
•The Harsco Clean Earth Segment locations operate throughout the U.S. as an essential services provider, by performing critical environmental services. The segment's hazardous waste line of business is economically resilient as proven by its recovery from the pandemic, while its contaminated materials business has lagged in its recovery due to constraints on non-residential construction activity in certain geographies and governmental constraints on project spending. With that said, financial results for Clean Earth are expected to improve in 2021 as a result of organic growth within its hazardous waste processing business and the inclusion of ESOL for an additional quarter as well as the improvement benefits anticipated from the integration of ESOL. Beyond 2021, the Company expects this segment to benefit from positive underlying market trends, further growth opportunities and operational synergy opportunities as well as from the less cyclical and recurring nature of this business. These dynamics are expected to provide favorable returns on the Company's investments over time.
•The Harsco Rail Segment manufacturers products critical to global transportation, supported by recent actions to strengthen and increase its manufacturing capabilities and capacity. These operational investments position the business to deliver on its backlog in the coming years. Through 2020, the Harsco Rail Segment was impacted by a decrease in certain short-cycle sales as a result of COVID-19. These pressures however appear to be easing, and the Company now expects that increased global demand for rail maintenance equipment and technology products as well as increased contract services demand will support improved financial performance in 2021 compared with the prior year. More broadly, the Harsco Rail Segment is supported by a record backlog and the longer-term outlook for this business remains strong, supported by future infrastructure investments, economic development in emerging economies, rail electrification in certain geographies, safety awareness and automation.
•The Company undertook significant actions to reduce corporate costs and capital spending in 2020 as a result of the pandemic. A portion of these costs and expenditures will return in the current year, however the Company's disciplined approach to overall costs and free cash flow remains in place.
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
•The long-lived assets of the Altek Group within the Harsco Environmental Segment primarily consist of intangible assets which have a carrying value of $41.7 million at June 30, 2021. The Company tested the recoverability of Altek’s long-lived asset group in the fourth quarter of 2020, and no impairment was recorded. The Company has not identified any triggering events for the Altek asset group in the second quarter of 2021. However, if actual results prove inconsistent with the Company’s assumptions and judgments of the projected cash flows, it could result in impairment of the Altek intangible assets in future periods.
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

Results of Operations

Segment Results

	Three Months Ended		Six Months Ended
	June 30		June 30
(In millions, except percentages)	2021	2020	2021	2020
Revenues:
Harsco Environmental	$272.5	$204.0	$530.5	$445.6
Harsco Clean Earth	196.1	161.6	385.4	240.4
Harsco Rail	101.1	81.7	182.7	160.2
Total Revenues	$569.8	$447.3	$1,098.7	$846.1
Operating Income (Loss):
Harsco Environmental	$30.2	$13.6	$56.2	$24.1
Harsco Clean Earth	7.4	(0.2)	10.6	4.0
Harsco Rail	8.9	8.6	13.6	15.1
Corporate	(10.3)	(20.1)	(19.3)	(38.5)
Total Operating Income	$36.2	$1.9	$61.0	$4.7
Operating Margins:
Harsco Environmental	11.1%	6.6%	10.6%	5.4%
Harsco Clean Earth	3.8%	(0.1)%	2.7	1.7%
Harsco Rail	8.8%	10.6%	7.4	9.4%
Consolidated Operating Margin	6.4%	0.4%	5.6%	0.6%

Harsco Environmental Segment:

	June 30, 2021
Significant Effects on Revenues (In millions)	Three Months Ended	Six Months Ended
Revenues — 2020	$204.0	$445.6
Net effects of price/volume changes, primarily attributable to volume changes	53.7	61.3
Impact of foreign currency translation	13.8	21.0
Net impact of new and lost contracts	0.1	1.4
Other	0.9	1.2
Revenues — 2021	$272.5	$530.5

Factors Positively Affecting Operating Income:
•Operating income was positively affected by improved overall steel production by customers under environmental services contracts for the second quarter and six months ended June 30, 2021.
•Higher asset sale gains of $4.1 million in the second quarter of 2021 compared with the same period in the prior year.
•Operating income was positively affected by higher contributions from applied products during the second quarter and six months ended June 30, 2021 compared with the same period in the prior year.
•Operating results for the six months ended June 30, 2020 were negatively impacted by $5.2 million of employee termination benefit costs.
•Foreign currency translation did not significantly impact operating income in the second quarter and six months ended June 30, 2021.

Factors Negatively Impacting Operating Income:
•Higher compensation costs during the second quarter and six months ended June 30, 2021.
•Impact of exited contracts occurring during the second quarter and six months ended June 30, 2021.

Harsco Clean Earth Segment:

The Company acquired ESOL on April 6, 2020 and the operating results are reflected in the Harsco Clean Earth Segment.

	June 30, 2021
Significant Effects on Revenues (In millions)	Three Months Ended	Six Months Ended
Revenues—2020	$161.6	$240.4
Impact of ESOL acquisition (a)	—	134.2
Net effects of price/volume changes, primarily attributable to volume changes	33.4	9.9
Other	1.1	0.9
Revenues—2021	$196.1	$385.4
(a) Reflects net revenue of ESOL for the three months ended March 31, 2021.

The following factors contributed to the changes in operating income in second quarter and six months ended June 30, 2021.

Factors Positively Affecting Operating Income:
•Favorable volume and mix for the hazardous waste business for the second quarter and six months ended June 30, 2021.
•The ESOL acquisition contributed $7.0 million to operating income during the first quarter of 2021.

Factors Negatively Impacting Operating Income:
•Increases in selling, general and administrative expenses of $4.6 million and $6.9 million for the second quarter and six months ended June 30, 2021, respectively, primarily to support the expanded business as well as incentive compensation. Approximately $1.6 million is not expected to recur in 2021.
•Decrease in contaminated material and dredging volume due principally to the impacts of COVID-19 during the six months ended June 30, 2021.

Operating Income includes intangible asset amortization expense for the second quarter and six months ended June 30, 2021 of $6.1 million and $12.1 million, respectively, and for the second quarter and six months ended June 30, 2020 of $6.3 million and $10.2 million, respectively.
Harsco Rail Segment:

	June 30, 2021
Significant Effects on Revenues (In millions)	Three Months Ended	Six Months Ended
Revenues — 2020	$81.7	$160.2
Impact of foreign currency translation	2.5	4.5
Net effect of price/volume changes, primarily attributable to volume changes	16.9	18.0
Revenues — 2021	$101.1	$182.7

Factors Positively Affecting Operating Income:
•Favorable volume of equipment sales increased operating income during the second quarter and six months ended June 30, 2021.

Factors Negatively Impacting Operating Income:
•The unfavorable mix and decrease in after-market parts sales during the second quarter and six months ended June 30, 2021 compared with the same periods in the prior year as a result of lower end market demand.

Corporate Costs:

In addition to the factors highlighted above that positively affected or negatively impacted segment operating income, the Company's Corporate function was positively impacted by the reduction of acquisition related and integration costs of approximately $17 million and $31 million during the second quarter and six months ended June 30, 2021, respectively, as compared to the same periods in the prior year, primarily related to the acquisition of ESOL. This was partially offset by increased insurance and compensation costs.

Consolidated Results

	June 30
	Three Months Ended		Six Months Ended
(In millions, except per share amounts)	2021	2020	2021	2020
Total revenues	$569.8	$447.3	$1,098.7	$846.1
Cost of services and products sold	454.4	364.1	875.5	680.6
Selling, general and administrative expenses	82.7	80.8	165.7	153.3
Research and development expenses	0.6	0.8	1.4	2.1
Other (income) expenses, net	(4.1)	(0.3)	(5.0)	5.4
Operating income from continuing operations	36.2	1.9	61.0	4.7
Interest income	0.6	0.8	1.2	1.0
Interest expense	(16.0)	(15.0)	(32.9)	(27.6)
Unused debt commitment fees, amendment fees and loss on extinguishment of debt	(0.1)	(1.4)	(5.3)	(1.9)
Defined benefit pension income	4.0	1.7	7.9	3.3
Income tax benefit (expense) from continuing operations	(8.6)	2.3	(12.8)	3.0
Equity income (loss) of unconsolidated entities, net	(0.1)	0.1	(0.2)	0.2
Income (loss) from continuing operations	16.2	(9.6)	19.0	(17.3)
Gain (loss) on sale of discontinued business	—	(0.1)	—	18.4
Income (loss) from discontinued businesses	(1.5)	0.5	(3.2)	0.3
Income tax expense (benefit) related to discontinued operations	0.4	(0.3)	0.8	(9.6)
Income (loss) from discontinued operations, net of tax	(1.1)	0.1	(2.4)	9.1
Net income (loss)	15.1	(9.5)	16.6	(8.2)
Total other comprehensive income (loss)	17.9	13.0	19.1	(17.0)
Total comprehensive income (loss)	33.0	3.6	35.8	(25.2)
Diluted earnings (loss) per common share from continuing operations attributable to Harsco Corporation common stockholders	0.18	(0.14)	0.20	(0.25)
Effective income tax rate for continuing operations	34.5%	19.2%	39.9%	14.6%

Comparative Analysis of Consolidated Results

Revenues
Revenues for the second quarter of 2021 increased $122.5 million or 27.4% from the second quarter of 2020. Revenues for the first six months of 2021 increased $252.6 million or 29.8% from the first six months of 2020. Foreign currency translation increased revenues by $16.3 million and $25.5 million for the second quarter and six months ended June 30, 2021, respectively compared with the same period in the prior year. Refer to the discussion of segment results above for information pertaining to factors positively affecting and negatively impacting revenues.

Cost of Services and Products Sold
Cost of services and products sold for the second quarter of 2021 increased $90.2 million or 24.8% from the second quarter of 2020. Cost of services and products sold for the first six months of 2021 increased $194.8 million or 28.6% from the first six months of 2020. The changes in cost of services and products sold were attributable to the following significant items:

	June 30, 2021
(In millions)	Three Months Ended	Six Months Ended
Change in costs due to changes in revenues (exclusive of the ESOL acquisition and effects of foreign currency translation and including fluctuations in commodity costs included in selling prices)	$76.6	$65.6
Impact of ESOL acquisition	—	104.0
Impact of foreign currency translation	14.4	23.5
Other	(0.8)	1.7
Total change in cost of services and products sold — 2021 vs. 2020	$90.2	$194.8

Selling, General and Administrative Expenses
Selling, general and administrative expenses for the second quarter of 2021 increased $1.9 million or 2.3% from the second quarter of 2020. Selling, general and administrative expenses for the first six months of 2021 increased $12.4 million or 8.1% from the first six months of 2020. This increase primarily relates to the inclusion of selling, general and administrative expenses associated with the ESOL business partially offset by acquisition related and integration costs incurred during the second quarter and first six months of 2020 related to the acquisition of ESOL.

Other (Income) Expenses, Net
The major components of this Condensed Consolidated Statements of Operations caption are as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
(In thousands)	2021	2020	2021	2020
Employee termination benefit costs	$761	$441	$1,350	$5,896
Other costs to exit activities	400	289	638	465
Impaired asset write-downs	140	4	162	73
Net gains	(5,354)	(229)	(7,047)	(248)
Other	(10)	(797)	(78)	(745)
Other (income) expenses, net	$(4,063)	$(292)	$(4,975)	$5,441

Interest Expense
Interest expense during the second quarter and first six months of 2021 increased by $1.0 million and $5.2 million, respectively, compared with the second quarter and first six months of 2020. This increase primarily relates to higher outstanding borrowings and weighted average interest rates as a result of the ESOL acquisition.
Unused Debt Commitment Fees, Amendment Fees and Loss on Extinguishment of Debt
During the second quarter and first six months of 2021 the Company recognized $0.1 million and $5.3 million, respectively, of fees and other costs primarily related to the amended Senior Secured Credit Facilities.

During the second quarter and first six months of 2020 the Company recognized $1.4 million and $1.9 million, respectively, of fees and expenses related to the amendment of Senior Secured Credit Facilities.

Defined Benefit Pension Income
Defined benefit pension income for the second quarter of 2021 was $4.0 million, compared with defined benefit pension income of $1.7 million for the second quarter of 2020. Defined benefit pension income for the first six months of 2021 was $7.9 million, compared with defined benefit pension income of $3.3 million for the first six months of 2020. This change is primarily the result of higher plan asset values at December 31, 2020.

Income Tax Expense (Benefit)
Income tax expense from continuing operations for the second quarter and first six months of 2021 was $8.6 million and $12.8 million, respectively, compared with an income tax benefit from continuing operations for the second quarter and first six months of 2020 of $2.3 million and $3.0 million, respectively. This change primarily resulted from higher pre-tax income primarily due to an improvement in operations and acquisition and integration expenses in 2020 not recurring in 2021, partially offset by debt refinancing expenses in 2021.

Income (Loss) from Continuing Operations
Income from continuing operations was $16.2 million and $19.0 million for the second quarter and first six months of 2021, respectfully, compared with Loss from continuing operations of $9.6 million and $17.3 million for the second quarter and first six months of 2020, respectfully. The primary drivers for these increases are noted above.

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

Total Other Comprehensive Income (Loss)
Total other comprehensive income was $17.9 million and $19.1 million in the second quarter and first six months of 2021, respectively, compared with Total other comprehensive income of $13.0 million and Total other comprehensive loss of $17.0 million in the second quarter and first six months of 2020, respectively. The primary driver of the increase is due to the weakening of the U.S. dollar against certain currencies inclusive of the impact of foreign currency translation of cumulative unrecognized actuarial losses on the Company’s pension obligations in the second quarter and first six months of 2021, whereas there was a strengthening of the U.S. dollar against certain currencies in the first six months of 2020.

Liquidity and Capital Resources
Cash Flow Summary
The Company currently expects to have sufficient financial liquidity and borrowing capacity to support the strategies within each of its businesses. The Company currently expects operational and business needs to be met by cash provided by operations supplemented with borrowings from time to time, principally under the Senior Secured Credit Facilities. The Company supplements the cash provided by operations with borrowings from time to time due to historical patterns of seasonal cash flow, the funding of various projects and the impact of COVID-19. The Company regularly assesses capital needs in the context of operational trends and strategic initiatives.

The Company’s cash flows from operating, investing and financing activities, as reflected on the Condensed Consolidated Statements of Cash Flows, are summarized in the following table:

	Six Months Ended
	June 30
(In millions)	2021	2020
Net cash provided (used) by:
Operating activities	$13.5	$21.5
Investing activities	(53.2)	(451.9)
Financing activities	41.8	461.5
Effect of exchange rate changes on cash and cash equivalents, including restricted cash	0.5	(6.8)
Net change in cash and cash equivalents, including restricted cash	$2.6	$24.3
Net cash provided by operating activities — Net cash provided by operating activities in the first six months of 2021 was $13.5 million, a decrease of $8.0 million from the first six months of 2020.  The primary driver for this decrease was an unfavorable change in working capital partially offset by higher cash net income. The primary drivers of the unfavorable changes in working capital included lower customer advances in the Harsco Rail Segment and the timing of sales and collections of accounts receivable in all segments, partially offset by a favorable decrease in inventory in the Harsco Rail Segment.

Net cash used by investing activities — Net cash used by investing activities in the first six months of 2021 was $53.2 million, a decrease of $398.7 million from the cash used in the first six months of 2020.  The decrease reflected the purchase of the ESOL business in 2020, partially offset by proceeds from the sale of the IKG business in 2020 and increased capital expenditures in the current year.

Net cash provided by financing activities — Net cash provided by financing activities in the first six months of 2021 was $41.8 million, a decrease of $419.7 million from the first six months of 2020.  The decrease was primarily due to lower net cash borrowings of $412.4 million in the first six months of 2021 resulting primarily from the cash used to purchase the ESOL business in 2020.

Effect of exchange rate changes on cash and cash equivalents, including restricted cash — The change is due to the impact of the significant strengthening of the U.S. dollar against certain currencies that occurred during the first six months of 2020 compared to less significant movement during the first six months of 2021 on the global cash balances held by the Company in these currencies, including balances held in the Company’s multicurrency cash pool.

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

Summary of Senior Secured Credit Facilities and Notes: (In millions)	June 30 2021	December 31 2020
By type:
New Term Loan	$500.0	$—
Term Loan A	—	280.0
Term Loan B	—	218.2
Revolving Credit Facility	333.0	281.0
5.75% Notes	500.0	500.0
Total	$1,333.0	$1,279.2
By classification:
Current	$5.0	$10.5
Long-term	1,328.0	1,268.7
Total	$1,333.0	$1,279.2

	June 30, 2021
(In millions)	Facility Limit	Outstanding Balance	Outstanding Letters of Credit	Available Credit
Revolving credit facility (a U.S.-based program)	$700.0	$333.0	$25.4	$341.6

Debt Covenants
The Senior Secured Credit Facilities contain a consolidated net debt to consolidated adjusted EBITDA ratio covenant, which is not to exceed 5.75 through December 31, 2021 and then decreasing quarterly until reaching 4.0 on March 31, 2023, and a minimum consolidated adjusted EBITDA to consolidated interest charges ratio covenant, which is not to be less than 3.0.  At June 30, 2021 the Company was in compliance with these covenants, as the total net debt to adjusted EBITDA ratio (as defined in the Credit Agreement) was 4.6 and total interest coverage ratio was 4.3. Based on balances and covenants in effect at June 30, 2021 the Company could increase net debt by $321.6 million and remain in compliance with these debt covenants. Alternatively, adjusted EBITDA could decrease by $55.9 million, and the Company would remain in compliance with these covenants. The Company believes it will continue to maintain compliance with these covenants based on its current outlook.  However, the Company’s estimates of compliance with these covenants could change in the future with a deterioration in economic conditions including as a result of COVID-19.

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

At June 30, 2021 the Company's consolidated cash and cash equivalents included $75.8 million held by non-U.S. subsidiaries. At June 30, 2021 approximately 4.2% of the Company's consolidated cash and cash equivalents had regulatory restrictions that would preclude the transfer of funds with and among subsidiaries. Non-U.S. subsidiaries also held $19.3 million of cash and cash equivalents in consolidated strategic ventures. The strategic venture agreements may require strategic venture partner approval to transfer funds with and among subsidiaries. While the Company's remaining non-U.S. cash and cash equivalents can be transferred with and among subsidiaries, the majority of these non-U.S. cash balances will be used to support the ongoing working capital needs and continued growth of the Company's non-U.S. operations.

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

ITEM 4.        CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains a system of disclosure controls and procedures to give reasonable assurance that information required to be disclosed by the Company in the reports it files or submits under the Securities and Exchange Act of 1934, as amended (1) is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and (2) is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

Prior to our acquisition of ESOL on April 6, 2020, the prior owner of the business, Stericycle, Inc., had identified two material weaknesses in their internal control over financial reporting, related in part to ESOL. The first material weakness relates to an incomplete implementation and monitoring of its general information technology controls in the areas of user access and program change management for systems supporting Stericycle Inc.'s internal control process, including ESOL. The second material weakness relates to not fully designing, implementing and monitoring certain controls relevant to the revenue and cost of disposal processes, including certain general information technology controls. As of June 30, 2021, we are not yet in a position to conclude that the material weaknesses have been remediated.

As of June 30, 2021, an evaluation was performed, under the supervision and with the participation of the Company’s management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a – 15(b), as amended. Based upon that evaluation, such officers concluded that the Company's disclosure controls and procedures are considered ineffective until the material weaknesses in our internal control over financial reporting described above have been determined to have been remediated.

Notwithstanding the ineffective disclosure controls and procedures as a result of the identified material weaknesses, management has concluded that the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q present fairly, in all material respects, the Company’s financial position, results of operations and cash flows in accordance with generally accepted accounting principles in the United States of America.

Remediation Plan

The Company has designed and implemented general information technology controls for ESOL’s systems and has implemented additional controls to enhance check-in procedures at the waste processing facilities and monitoring controls over the order and invoicing processes. Although, we have designed and implemented additional controls, the controls have not been in place and operating for a sufficient period of time to evaluate if the material weaknesses have been remediated. As a result, there is a risk that a material error may not be detected by the Company's internal control structure that could result in a material misstatement to ESOL's reported financial results, which are consolidated with the Company's results.

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

PART II — OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS
Information on legal proceedings is included in Note 12, Commitments and Contingencies, in Part I, Item 1, Financial Statements.

ITEM 1A.     RISK FACTORS

The Company's risk factors as of June 30, 2021 have not changed materially from those described in Part 1, Item 1A, "Risk Factors" of the Company's Annual Report on Form 10-K for the year ended December 31, 2020.

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

HARSCO CORPORATION
(Registrant)

DATE	August 3, 2021	/s/ PETER F. MINAN
Peter F. Minan
Senior Vice President and Chief Financial Officer
(On behalf of the registrant and as Principal Financial Officer)

DATE	August 3, 2021	/s/ SAMUEL C. FENICE
Samuel C. Fenice
Vice President and Corporate Controller
(Principal Accounting Officer)