Form 10-Q
period 2021-09-30
HARSCO CORP
filed 2021-11-02
CIK 45876

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2021
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐  NO ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 29, 2021
Common stock, par value $1.25 per share	79,203,660

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

PART I — FINANCIAL INFORMATION
ITEM 1.      FINANCIAL STATEMENTS

HARSCO CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands)	September 30 2021	December 31 2020
ASSETS
Current assets:
Cash and cash equivalents	$75,578	$76,454
Restricted cash	4,525	3,215
Trade accounts receivable, net	425,897	407,390
Other receivables	39,454	34,253
Inventories	163,072	173,013
Current portion of contract assets	100,731	54,754
Prepaid expenses	62,022	56,099
Other current assets	16,303	10,645
Total current assets	887,582	815,823
Property, plant and equipment, net	678,325	668,209
Right-of-use assets, net	98,841	96,849
Goodwill	896,728	902,074
Intangible assets, net	413,538	438,565
Deferred income tax assets	10,689	15,274
Other assets	52,470	56,493
Total assets	$3,038,173	$2,993,287
LIABILITIES
Current liabilities:
Short-term borrowings	$13,892	$7,450
Current maturities of long-term debt	9,181	13,576
Accounts payable	229,244	218,039
Accrued compensation	56,364	45,885
Income taxes payable	11,994	3,499
Current portion of advances on contracts	58,034	39,917
Current portion of operating lease liabilities	25,112	24,862
Other current liabilities	174,461	184,727
Total current liabilities	578,282	537,955
Long-term debt	1,333,574	1,271,189
Retirement plan liabilities	175,362	231,335
Advances on contracts	9,732	45,017
Operating lease liabilities	72,090	69,860
Environmental liabilities	28,589	29,424
Deferred tax liabilities	31,669	40,653
Other liabilities	55,648	54,455
Total liabilities	2,284,946	2,279,888
COMMITMENTS AND CONTINGENCIES
HARSCO CORPORATION STOCKHOLDERS’ EQUITY
Common stock	144,856	144,288
Additional paid-in capital	213,095	204,078
Accumulated other comprehensive loss	(634,759)	(645,741)
Retained earnings	1,818,846	1,797,759
Treasury stock	(846,502)	(843,230)
Total Harsco Corporation stockholders’ equity	695,536	657,154
Noncontrolling interests	57,691	56,245
Total equity	753,227	713,399
Total liabilities and equity	$3,038,173	$2,993,287
See accompanying notes to unaudited condensed consolidated financial statements.

HARSCO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended			Nine Months Ended
	September 30			September 30
(In thousands, except per share amounts)	2021		2020	2021		2020
Revenues from continuing operations:
Service revenues	$438,624		$384,506	$1,299,805		$1,021,738
Product revenues	105,677		124,892	343,171		333,782
Total revenues	544,301		509,398	1,642,976		1,355,520
Costs and expenses from continuing operations:
Cost of services sold	348,243		313,330	1,031,258		835,879
Cost of products sold	86,119		98,849	278,557		256,910
Selling, general and administrative expenses	82,090		87,954	247,798		241,224
Research and development expenses	764		568	2,210		2,620
Other (income) expenses, net	(2,835)		3,633	(7,810)		9,074
Total costs and expenses	514,381		504,334	1,552,013		1,345,707
Operating income from continuing operations	29,920		5,064	90,963		9,813
Interest income	618		604	1,841		1,613
Interest expense	(16,004)		(15,794)	(48,854)		(43,396)
Unused debt commitment fees, amendment fees and loss on extinguishment of debt	(198)		—	(5,506)		(1,920)
Defined benefit pension income	3,906		1,859	11,833		5,171
Income (loss) from continuing operations before income taxes and equity income	18,242		(8,267)	50,277		(28,719)
Income tax benefit (expense) from continuing operations	(6,989)		1,654	(19,782)		4,640
Equity income (loss) of unconsolidated entities, net	(293)		9	(488)		176
Income (loss) from continuing operations	10,960		(6,604)	30,007		(23,903)
Discontinued operations:
Gain (loss) on sale of discontinued business	—		—	—		18,371
Loss from discontinued businesses	(1,528)		(1,531)	(4,770)		(1,232)
Income tax benefit (expense) from discontinued businesses	396		(204)	1,236		(9,803)
Income (loss) from discontinued operations, net of tax	(1,132)		(1,735)	(3,534)		7,336
Net income (loss)	9,828		(8,339)	26,473		(16,567)
Less: Net income attributable to noncontrolling interests	(2,264)		(1,239)	(5,386)		(3,472)
Net income (loss) attributable to Harsco Corporation	$7,564		$(9,578)	$21,087		$(20,039)
Amounts attributable to Harsco Corporation common stockholders:
Income (loss) from continuing operations, net of tax	$8,696		$(7,843)	$24,621		$(27,375)
Income (loss) from discontinued operations, net of tax	(1,132)		(1,735)	(3,534)		7,336
Net income (loss) attributable to Harsco Corporation common stockholders	$7,564		$(9,578)	$21,087		$(20,039)
Weighted-average shares of common stock outstanding	79,287		79,000	79,214		78,916
Basic earnings (loss) per common share attributable to Harsco Corporation common stockholders:
Continuing operations	$0.11		$(0.10)	$0.31		$(0.35)
Discontinued operations	(0.01)		(0.02)	(0.04)		0.09
Basic earnings (loss) per share attributable to Harsco Corporation common stockholders	$0.10		$(0.12)	$0.27		$(0.25)	(a)
Diluted weighted-average shares of common stock outstanding	80,275		79,000	80,356		78,916
Diluted earnings (loss) per common share attributable to Harsco Corporation common stockholders:
Continuing operations	$0.11		$(0.10)	$0.31		$(0.35)
Discontinued operations	(0.01)		(0.02)	(0.04)		0.09
Diluted earnings (loss) per share attributable to Harsco Corporation common stockholders	$0.09	(a)	$(0.12)	$0.26	(a)	$(0.25)	(a)
(a) Does not total due to rounding.
See accompanying notes to unaudited condensed consolidated financial statements.

HARSCO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

	Three Months Ended
	September 30
(In thousands)	2021	2020
Net income (loss)	$9,828	$(8,339)
Other comprehensive income (loss):
Foreign currency translation adjustments, net of deferred income taxes of $(1,850) and $2,418 in 2021 and 2020, respectively	(27,587)	17,527
Net income (loss) on cash flow hedging instruments, net of deferred income taxes of $(217) and $(125) in 2021 and 2020, respectively	822	(263)
Pension liability adjustments, net of deferred income taxes of $(358) and $(323) in 2021 and 2020, respectively	17,768	(9,153)
Unrealized gain on marketable securities, net of deferred income taxes of $— and $(4) in 2021 and 2020, respectively	—	9
Total other comprehensive income (loss)	(8,997)	8,120
Total comprehensive income (loss)	831	(219)
Less: Comprehensive income attributable to noncontrolling interests	(1,820)	(2,795)
Comprehensive loss attributable to Harsco Corporation	$(989)	$(3,014)

	Nine Months Ended
	September 30
(In thousands)	2021	2020
Net income (loss)	$26,473	$(16,567)
Other comprehensive income (loss):
Foreign currency translation adjustments, net of deferred income taxes of $(675) and $(2,323) in 2021 and 2020, respectively	(15,437)	(35,244)
Net income (loss) on cash flow hedging instruments, net of deferred income taxes of $(519) and $141 in 2021 and 2020, respectively	1,745	(1,622)
Pension liability adjustments, net of deferred income taxes of $(1,054) and $(2,356) in 2021 and 2020, respectively	23,812	28,037
Unrealized gain (loss) on marketable securities, net of deferred income taxes of $(9) and $8 in 2021 and 2020, respectively	25	(22)
Total other comprehensive income (loss)	10,145	(8,851)
Total comprehensive income (loss)	36,618	(25,418)
Less: Comprehensive income attributable to noncontrolling interests	(4,549)	(4,053)
Comprehensive income (loss) attributable to Harsco Corporation	$32,069	$(29,471)

See accompanying notes to unaudited condensed consolidated financial statements.

HARSCO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30
(In thousands)	2021	2020
Cash flows from operating activities:
Net income (loss)	$26,473	$(16,567)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	98,383	93,864
Amortization	26,554	24,721
Deferred income tax (benefit) expense	(8,911)	2,346
Equity (income) loss of unconsolidated entities, net	488	(176)
Gain on sale from discontinued business	—	(18,371)
Loss on early extinguishment of debt	2,668	—
Other, net	(1,147)	(336)
Changes in assets and liabilities, net of acquisitions and dispositions of businesses:
Accounts receivable	(32,563)	26,308
Income tax refunds receivable	735	(11,168)
Inventories	3,557	(11,801)
Contract assets	(52,205)	(26,775)
Right-of-use assets	21,050	18,195
Accounts payable	12,111	(1,488)
Accrued interest payable	(7,840)	(9,984)
Accrued compensation	12,098	1,795
Advances on contracts	(13,997)	19,145
Operating lease liabilities	(20,554)	(17,864)
Retirement plan liabilities, net	(36,700)	(23,902)
Income taxes payable - Gain on sale of discontinued businesses	—	(10,342)
Other assets and liabilities	16,550	4,676
Net cash provided by operating activities	46,750	42,276
Cash flows from investing activities:
Purchases of property, plant and equipment	(109,507)	(79,096)
Purchases of businesses, net of cash acquired	—	(432,855)
Proceeds from sale of discontinued business, net	—	37,219
Proceeds from sales of assets	15,512	4,473
Expenditures for intangible assets	(287)	(169)
Proceeds from notes receivable	6,400	—
Net proceeds (payments) from settlement of foreign currency forward exchange contracts	(1,064)	536
Other investing activities, net	181	(197)
Net cash used by investing activities	(88,765)	(470,089)
Cash flows from financing activities:
Short-term borrowings, net	4,650	1,712
Current maturities and long-term debt:
Additions	507,468	580,903
Reductions	(452,351)	(111,999)
Dividends paid to noncontrolling interests	(3,103)	—
Stock-based compensation - Employee taxes paid	(3,273)	(4,188)
Payment of contingent consideration	(734)	(2,342)
Deferred financing costs	(7,828)	(1,928)
Other financing activities, net	(601)	(1,368)
Net cash provided by financing activities	44,228	460,790
Effect of exchange rate changes on cash and cash equivalents, including restricted cash	(1,779)	(6,567)
Net increase in cash and cash equivalents, including restricted cash	434	26,410
Cash and cash equivalents, including restricted cash, at beginning of period	79,669	59,732
Cash and cash equivalents, including restricted cash, at end of period	$80,103	$86,142

Supplementary cash flow information:
Change in accrual for purchases of property, plant and equipment included in accounts payable	$2,357	$3,060
See accompanying notes to unaudited condensed consolidated financial statements.

HARSCO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (Unaudited)

	Harsco Corporation Stockholders’ Equity
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests
(In thousands, except share amounts)	Issued	Treasury					Total
Balances, December 31, 2019	$143,400	$(838,893)	$200,595	$1,824,100	$(587,622)	$48,079	$789,659
Net income				141		1,086	1,227
Total other comprehensive loss, net of deferred income taxes of $(5,267)					(28,854)	(1,148)	(30,002)
Vesting of restricted stock units and other stock grants, net 104,840 shares	230	(889)	(230)				(889)
Vesting of performance share units, net 265,151 shares	589	(3,205)	(589)				(3,205)
Amortization of unearned portion of stock-based compensation, net of forfeitures			2,080				2,080
Balances, March 31, 2020	144,219	(842,987)	201,856	1,824,241	(616,476)	48,017	758,870
Net income (loss)				(10,602)		1,147	(9,455)
Total other comprehensive income, net of deferred income taxes of $(1,229)					12,858	173	13,031
Stock appreciation rights exercised, net 6,744 shares	8	(16)	(8)				(16)
Vesting of restricted stock units and other stock grants, net 14,211 shares	18	—	(18)				—
Amortization of unearned portion of stock-based compensation, net of forfeitures			2,086				2,086
Balances, June 30, 2020	144,245	(843,003)	203,916	1,813,639	(603,618)	49,337	764,516
Net income (loss)				(9,578)		1,239	(8,339)
Cash dividends declared:
Noncontrolling interests						(8)	(8)
Total other comprehensive income, net of deferred income taxes of $1,966					6,566	1,554	8,120
Stock appreciation rights exercised, net 1,609 shares	3	(8)	(3)				(8)
Vesting of restricted stock units and other stock grants, net 10,910 shares	20	(87)	(20)				(87)
Amortization of unearned portion of stock-based compensation, net of forfeitures			2,220				2,220
Balances, September 30, 2020	$144,268	$(843,098)	$206,113	$1,804,061	$(597,052)	$52,122	$766,414

	Harsco Corporation Stockholders’ Equity
(In thousands, except share amounts)	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests
	Issued	Treasury					Total
Balances, December 31, 2020	$144,288	$(843,230)	$204,078	$1,797,759	$(645,741)	$56,245	$713,399
Net income				135		1,430	1,565
Total other comprehensive income (loss), net of deferred income taxes of $134					2,295	(1,066)	1,229
Stock appreciation rights exercised, net 3,842 shares	9	(70)	(9)				(70)
Vesting of restricted stock units and other stock grants, net 144,967 shares	312	(1,850)	(312)				(1,850)
Vesting of performance share units, net 69,127 shares	155	(1,032)	(155)				(1,032)
Amortization of unearned portion of stock-based compensation, net of forfeitures			3,342				3,342
Balances, March 31, 2021	144,764	(846,182)	206,944	1,797,894	(643,446)	56,609	716,583
Net income				13,388	$—	1,692	15,080
Cash dividends declared:
Noncontrolling interests						(3,094)	(3,094)
Total other comprehensive income, net of deferred income taxes of $34					17,240	673	17,913
Stock appreciation rights exercised, net 13,061 shares	28	(219)	(28)				(219)
Vesting of restricted stock units and other stock grants, net 34,986 shares	44		(44)				—
Amortization of unearned portion of stock-based compensation, net of forfeitures			3,120				3,120
Balances, June 30, 2021	144,836	(846,401)	209,992	1,811,282	(626,206)	55,880	749,383
Net income (loss)				7,564	$—	2,264	9,828
Cash dividends declared:
Noncontrolling interests						(9)	(9)
Total other comprehensive income, net of deferred income taxes of $(2,425)					(8,553)	(444)	(8,997)
Vesting of restricted stock units and other stock grants, net 10,824 shares	20	(101)	(20)				(101)
Amortization of unearned portion of stock-based compensation, net of forfeitures			3,123				3,123
Balances, September 30, 2021	$144,856	$(846,502)	$213,095	$1,818,846	$(634,759)	$57,691	$753,227

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

Restricted Cash
The Company had restricted cash of $4.5 million and $3.2 million at September 30, 2021 and December 31, 2020, respectively, and the restrictions are primarily related to collateral provided for certain guarantees of the Company's performance.

Impact of COVID-19
Beginning in early 2020, overall global economic conditions were significantly impacted by COVID-19. The Company operated, since the onset of the pandemic, as a provider of certain essential services in the U.S. and other countries and overall business conditions have strengthened since the second quarter of 2020. And while COVID-19 continues to impact various lines of business within the Company and certain operations including as a result of subsequent supply-chain challenges and labor-market tightness, the Company expects that business conditions will improve meaningfully in 2021 compared with 2020.

The Company did not record any long-lived asset impairments, indefinite-lived asset impairments, goodwill impairments, significant inventory write-downs or incremental accounts receivable reserves for current expected credit losses during the three or nine months ended September 30, 2021. However, should economic conditions deteriorate, including as a result of COVID-19 such charges are possible in future periods, which could have an adverse effect on the Company's future results of operations, cash flows, or financial condition.

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
The following accounting standards have been issued and become effective for the Company at a future date:
In March 2020 the FASB issued changes that provide companies with optional guidance to ease the potential accounting burden associated with transitioning from reference rates that are expected to be discontinued. In response to the concerns about risks of IBORs and, particularly, the risk of cessation of LIBOR, regulators in several jurisdictions around the world have undertaken reference rate reform initiatives to identify alternative reference rates that are more observable or transaction-based and less susceptible to manipulation. The changes provide optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. In January 2021, the FASB issued additional clarification changes. The changes must be adopted no later than December 31, 2022 with early adoption permitted. Management does not believe these changes will have a material impact on its condensed consolidated financial statements.

In August 2020, the FASB issued changes which simplified the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. The changes must be adopted no later than January 1, 2022, with early adoption permitted. Management has concluded that this standard will not have an impact on its condensed consolidated financial statements.

3. Acquisitions and Dispositions

ESOL
On April 6, 2020 the Company completed the acquisition of 100% of ESOL, an established hazardous waste transportation, processing and services provider with a comprehensive portfolio of disposal solutions for customers primarily across the industrial, retail and healthcare markets from Stericycle, Inc. for $429.0 million of cash consideration, inclusive of post-closing adjustments. In addition, as part of the acquisition, the Company entered into a non-compete agreement with Stericycle, Inc.

The fair value recorded for the assets acquired and liabilities assumed for ESOL is as follows:

	Final
(In millions)	April 6 2020	Measurement Period Adjustments	September 30 2021
Cash and cash equivalents	$0.4	$—	$0.4
Trade accounts receivable	124.1	(1.5)	122.6
Inventory	5.0	—	5.0
Other current assets	0.7	(0.7)	—
Property, plant and equipment	105.3	(3.9)	101.4
Right-of-use assets	56.0	—	56.0
Goodwill	152.0	1.3	153.3
Intangible assets	161.0	—	161.0
Other assets	0.2	—	0.2
Accounts payable	(48.6)	(1.5)	(50.1)
Accrued expenses	(17.5)	(1.8)	(19.3)
Current portion of operating lease liabilities	(16.6)	—	(16.6)
Other current liabilities	(6.4)	(0.2)	(6.6)
Environmental liabilities	(24.4)	—	(24.4)
Deferred income taxes	(15.5)	(1.5)	(17.0)
Operating lease liabilities	(39.4)	—	(39.4)
Total identifiable net assets of ESOL	436.3	(9.8)	426.5
Non-compete agreement	2.5	—	2.5
Total identifiable net assets of ESOL, including non-compete agreement	$438.8	$(9.8)	$429.0

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

The following table details the valuation of identifiable intangible assets and amortization periods for ESOL and the non-compete agreement entered into by the Company upon acquisition of ESOL:

		Final
(Dollars in millions)	Weighted-Average Amortization Period	April 6 2020	Measurement Period Adjustments	September 30 2021
Permits and rights	22 years	$138.0	$—	$138.0
Customer relationships	10 years	23.0	—	23.0
Total identifiable intangible assets of ESOL		161.0	—	161.0
Non-compete agreement	4 years	2.5	—	2.5
Total identifiable intangible assets acquired		$163.5	$—	$163.5

The Company valued the identifiable intangible assets using methodologies under the income approach including the multi-period excess earnings method, the distributor method, and the with-and-without method.

The three and nine months ended September 30, 2020 include ESOL direct acquisition and integration costs of $10.6 million and $41.0 million, respectively, which are included in the Selling, general and administrative expenses, within the Corporate function, in the Company's Condensed Consolidated Statements of Operations. In addition to the acquisition and integration costs reflected in the Company's Condensed Consolidated Statements of Operations, the debt issuance costs associated with the issuance of debt to fund the acquisition are reflected, net of amortization subsequent to the acquisition date, as Long-term debt on the Company's Condensed Consolidated Balance Sheets.

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

Pro forma financial information
The pro forma information below gives effect to the ESOL acquisition as if it had been completed on January 1, 2019. The pro forma information is not necessarily indicative of the Company’s results of operations had the acquisition been completed on the above date, nor is it necessarily indicative of future results. The pro forma information does not reflect any cost savings from operating efficiencies or synergies that could result from the acquisition and does not reflect the additional revenue opportunities following the acquisition. The pro forma information below includes the adjustments necessary to reflect additional depreciation and amortization expense based on the estimated fair value and useful lives of intangible assets and fixed assets acquired; includes additional interest expense of approximately $4.7 million for the nine months ended September 30, 2020 on the acquisition related borrowings used to finance the acquisition and excludes certain directly attributable acquisition and integration costs. In addition, the historical ESOL results include $8.9 million for the nine months ended September 30, 2020 of corporate expenses charged to ESOL from Stericycle.

Nine Months Ended
September 30
(In millions)	2020
Pro forma revenues	$1,486.2
Pro forma net income (loss) attributed to Harsco Corporation (including discontinued operations) (a)	1.0
(a) Pro forma net income includes the after tax gain on the sale of IKG of approximately $9 million for the nine months ended September 30, 2020.

Harsco Industrial Segment
In January 2020 the Company sold IKG, and together with the 2019 sales of AXC and PK, this completed the divestiture of the former Harsco Industrial Segment originally announced in May 2019. The Harsco Industrial Segment has historically been a separate reportable segment with primary operations in North America and Latin America. In accordance with U.S. GAAP, the results of the former Harsco Industrial Segment are presented as discontinued operations and, as such, have been excluded from both continuing operations and segment results for the three and nine months ended September 30, 2020.

Certain key selected financial information included in net income (loss) from discontinued operations for the former Harsco Industrial Segment is as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(In millions)	2021	2020	2021	2020
Amounts for the former Harsco Industrial Segment:
Total revenues	$—	$—	$—	$10,203
Cost of products sold	—	—	—	8,082
Gain on sale from discontinued business	—	—	—	18,371
Income (loss) from discontinued business	(856)	(716)	(2,859)	(593)
Additional amounts allocated to the former Harsco Industrial Segment:
Selling, general and administrative expenses (b)	$856	$521	$2,859	$1,710
(b) The Company has allocated directly attributable transaction costs to discontinued operations. In addition, this caption includes costs directly attributable to retained contingent liabilities of the Harsco Industrial Segment.

4.    Accounts Receivable and Note Receivable
Accounts receivable consist of the following:

(In thousands)	September 30 2021	December 31 2020
Trade accounts receivable	$434,295	$414,891
Less: Allowance for expected credit losses	(8,398)	(7,501)
Trade accounts receivable, net	$425,897	$407,390
Other receivables (a)	$39,454	$34,253
(a) Other receivables include employee receivables, insurance receivable, tax claims and refunds and other miscellaneous items not included in Trade accounts receivable, net.

The provision for doubtful accounts related to trade accounts receivable was as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(In thousands)	2021	2020	2021	2020
(Benefit) provision for expected credit losses and doubtful accounts related to trade accounts receivable	$(145)	$861	$1,087	$1,098

At September 30, 2021 approximately $12.0 million of the Company's trade accounts receivable were past due by twelve months or more. Approximately $7.2 million of this amount is effectively reserved, and collection of the remaining balance is still ultimately expected.

In January 2020 the Company sold IKG for $85.0 million including cash and a note receivable, subject to post-closing adjustments. The note receivable from the buyer has a face value of $40.0 million, bearing interest at 2.50%, that is paid in kind and matures on January 31, 2027. Any unpaid principal, along with any accrued but unpaid interest is payable at maturity. Prepayment is required in case of a change in control or a percentage of excess cash flow, as defined in the note receivable agreement. Because there are no scheduled payments under the terms of the note receivable, the balance is not classified as current as of September 30, 2021 and is included in the caption Other assets on the Condensed Consolidated Balance Sheet. The initial fair value of the note receivable was $34.3 million which was calculated using an average of various discounted cash flow scenarios based on anticipated timing of repayments (Level 3) and was a non-cash transaction. The note receivable is subsequently measured at amortized cost. Key inputs into the valuation model include: projected timing and amount of cash flows, pro forma debt rating, option-adjusted spread and U.S. Treasury spot rate. During the nine months ended September 30, 2021, the Company received a payment of $6.4 million related to excess cash flow. At September 30, 2021 the amortized cost of the note receivable was $30.6 million, compared with a fair value of $31.8 million.

(In thousands)	September 30 2021	December 31 2020
Note receivable	$30,631	$35,806

5.    Inventories
Inventories consist of the following:

(In thousands)	September 30 2021	December 31 2020
Finished goods	$9,052	$8,505
Work-in-process	23,793	29,005
Raw materials and purchased parts	95,156	105,306
Stores and supplies	35,071	30,197
Total inventories	$163,072	$173,013

6.     Property, Plant and Equipment
Property, plant and equipment consisted of the following:

(In thousands)	September 30 2021	December 31 2020
Land	$75,469	$75,559
Land improvements	19,730	20,166
Buildings and improvements	253,659	249,954
Machinery and equipment	1,564,936	1,597,592
Uncompleted construction	69,206	42,185
Gross property, plant and equipment	1,983,000	1,985,456
Less: Accumulated depreciation	(1,304,675)	(1,317,247)
Property, plant and equipment, net	$678,325	$668,209

In the third quarter of 2020, a customer of the Harsco Environmental Segment in China ceased steel making operations at its steel mill site in order to relocate the operations to a new site, as a result of a government mandate to improve environmental conditions of the area. The Company will continue to provide services to the same customer at the new site. The net book value of the idled equipment associated with the previous location is approximately $20 million. The customer has entered into an agreement with the government where it will receive compensation for the losses the customer has incurred as a result of the forced shutdown. The Company has continued discussions with the customer regarding compensation, which are expected to be protracted. While the customer has initially indicated that they will not provide compensation, the Company disagrees with their interpretation and is evaluating its legal position in response. In addition, there may be other avenues of pursuing recovery, including seeking relief directly from the local government. At this point, considering the ongoing discussions with the customer, and other avenues, the Company believes it will recover the book value of the equipment and thus does not believe it has an asset impairment as of September 30, 2021. However, the Company will continue to evaluate changes in facts and circumstances and record any impairment charge when and if indicated.

7. Leases
The components of lease expense were as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(In thousands)	2021	2020	2021	2020
Finance leases:
Amortization expense	$743	$377	$1,692	$1,115
Interest on lease liabilities	129	43	340	139
Operating leases	8,554	8,558	25,296	21,745
Variable and short-term lease expense	12,756	11,572	38,952	29,169
Sublease income	(1)	(51)	(52)	(150)
Total lease expense from continuing operations	$22,181	$20,499	$66,228	$52,018

Supplemental cash flow information related to leases was as follows:

	Nine Months Ended
	September 30
(In thousands)	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Cash flows from operating activities - Operating leases	$24,747	$20,512
Cash flows from financing activities - Finance leases	1,978	997
ROU assets obtained in exchange for lease obligations:
Operating leases	$29,190	$62,507
Finance leases	5,911	1,613

Supplemental balance sheet information related to leases was as follows:

(In thousands)	September 30 2021	December 31 2020
Operating Leases:
Operating lease ROU assets	$98,841	$96,849
Current portion of operating lease liabilities	25,112	24,862
Operating lease liabilities	72,090	69,860
Finance Leases:
Property, plant and equipment, net	$12,508	$8,434
Current maturities of long-term debt	2,724	1,683
Long-term debt	10,011	6,867

Supplemental additional information related to leases was as follows:

	September 30 2021	December 31 2020
Other information:
Weighted average remaining lease term - Operating leases (in years)	7.44	8.00
Weighted average remaining lease term - Finance leases (in years)	6.41	8.20
Weighted average discount rate - Operating leases	5.9%	6.1%
Weighted average discount rate - Finance leases	4.9%	5.1%

Maturities of lease liabilities were as follows:

(In thousands)	Operating Leases	Finance Leases
Year Ending December 31:
2021 (excluding the nine months ended September 30, 2021)	$8,027	$849
2022	28,602	3,220
2023	22,897	3,001
2024	16,537	2,615
2025	11,284	1,576
After 2025	36,936	3,754
Total lease payments	124,283	15,015
Less: Imputed interest	(27,081)	(2,280)
Total	$97,202	$12,735

The Company's leases, excluding short-term leases, have remaining terms of less than one year to 29 years, some of which include options to extend for up to 10 years, and some of which include options to terminate within one year. As of September 30, 2021, the Company had additional operating leases for property and equipment that had not yet commenced with estimated operating lease obligations of approximately $11.8 million to recognize upon anticipated lease commencement in the fourth quarter of 2021 through the second quarter of 2022. There are no material residual value guarantees or material restrictive covenants in any of the Company's leases.

8.     Goodwill and Other Intangible Assets
The following table reflects the changes in carrying amounts of goodwill by segment for the nine months ended September 30, 2021:

(In thousands)	Harsco Environmental Segment	Harsco Clean Earth Segment	Harsco Rail Segment	Consolidated Totals
Balance at December 31, 2020	$406,401	$482,647	$13,026	$902,074
Changes to goodwill (a)	—	1,232	—	1,232
Foreign currency translation	(6,578)	—	—	(6,578)
Balance at September 30, 2021	$399,823	$483,879	$13,026	$896,728
(a) The changes to goodwill relate to the measurement period adjustments for the ESOL acquisition in the Harsco Clean Earth Segment. See Note 3, Acquisitions and Dispositions.

The Company tests for goodwill impairment annually, or more frequently if indicators of impairment exist, or if a decision is made to dispose of a business.  The Company performs its annual goodwill impairment test as of October 1 and monitors for triggering events on an ongoing basis.  The Company determined that, as of September 30, 2021, no interim goodwill impairment testing was necessary.
The Company has concluded that no triggering event occurred during the three months ended September 30, 2021. However, an economic downturn could impact the Company's future projected cash flows used to estimate fair value, and/or result in a sustained decrease in the Company's share price, which could indicate an impairment.
Intangible assets, net, on the Company's Condensed Consolidated Balance Sheets consist of the following:

	September 30, 2021		December 31, 2020
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer related	$108,226	$53,757	$109,378	$48,057
Permits	308,998	30,856	308,705	18,955
Technology related	39,604	12,363	40,274	9,654
Trade names	31,876	6,797	31,949	4,834
Air rights	26,139	1,561	26,139	1,044
Patents	185	140	192	139
Non-compete Agreement	2,500	937	2,500	469
Other	3,896	1,475	3,911	1,331
Total	$521,424	$107,886	$523,048	$84,483

Amortization expense for intangible assets was as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(In thousands)	2021	2020	2021	2020
Amortization expense for intangible assets	$8,115	$8,272	$24,514	$22,542

The estimated amortization expense for the next five fiscal years based on current intangible assets is as follows:

(In thousands)	2021	2022	2023	2024	2025
Estimated amortization expense (b)	$32,900	$32,400	$32,300	$31,800	$31,600
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

During the three and nine months ended September 30, 2021, the Company recognized total expenses of $0.2 million and $5.5 million related to the amended Senior Secured Credit Facilities in the caption Unused debt commitment fees, amendment fees and loss on extinguishment of debt on the Condensed Consolidated Statements of Operations, including a write-off of $2.7 million of previously recorded deferred financing costs. The Company has capitalized fees of $7.8 million related to the amendment of the Senior Secured Credit Facilities, all of which were paid as of September 30, 2021.
Long-term debt consists of the following:

(In thousands)	September 30 2021	December 31 2020
Senior Secured Credit Facilities:
New Term Loan	$498,750	$—
Term Loan A	—	280,000
Term Loan B	—	218,188
Revolving Credit Facility	338,486	281,000
5.75% Notes, due July 31, 2027	500,000	500,000
Other financing payable (including finance leases) in varying amounts	24,406	21,344
Total debt obligations	1,361,642	1,300,532
Less: deferred financing costs	(18,887)	(15,767)
Total debt obligations, net of deferred financing costs	1,342,755	1,284,765
Less: current maturities of long-term debt	(9,181)	(13,576)
Long-term debt	$1,333,574	$1,271,189

10.  Employee Benefit Plans

	Three Months Ended
	September 30
Defined Benefit Pension Plans Net Periodic Pension Cost (Benefit)	U.S. Plans		International Plans
(In thousands)	2021	2020	2021	2020
Service costs	$—	$—	$489	$448
Interest costs	1,203	1,845	3,184	4,474
Expected return on plan assets	(3,050)	(2,842)	(11,303)	(10,405)
Recognized prior service costs	—	—	125	113
Recognized loss	1,384	1,225	4,538	3,737
Defined benefit pension plans net periodic pension cost (benefit)	$(463)	$228	$(2,967)	$(1,633)

	Nine Months Ended
	September 30
Defined Benefit Pension Plans Net Periodic Pension Cost (Benefit)	U.S. Plans		International Plans
(In thousands)	2021	2020	2021	2020
Service costs	$—	$—	$1,482	$1,303
Interest costs	3,609	5,535	9,619	13,104
Expected return on plan assets	(9,150)	(8,526)	(34,181)	(30,428)
Recognized prior service costs	—	—	381	326
Recognized loss	4,154	3,875	13,723	10,924
Defined benefit pension plans net periodic pension cost (benefit)	$(1,387)	$884	$(8,976)	$(4,771)

	Three Months Ended		Nine Months Ended
Company Contributions	September 30		September 30
(In thousands)	2021	2020	2021	2020
Defined benefit pension plans (U.S.)	$451	$453	$3,768	$2,940
Defined benefit pension plans (International)	4,549	2,682	21,472	14,235
Multiemployer pension plans	429	390	1,311	1,178
Defined contribution pension plans	2,974	2,870	9,507	7,936
The Company's estimate of expected contributions to be paid during the remainder of 2021 for the U.S. and international defined benefit pension plans is $0.5 million and $3.3 million, respectively.

11.     Income Taxes

Income tax expense from continuing operations for the three and nine months ended September 30, 2021 was $7.0 million and $19.8 million, respectively. Income tax benefit from continuing operations for the three and nine months ended September 30, 2020 was $1.7 million and $4.6 million, respectively. The change in the income tax expense for the three and nine months ended September 30, 2021 compared with the income tax benefit for the three and nine months ended September 30, 2020 is the result of higher pre-tax income, primarily due to an improvement in operations, acquisition and integration costs in 2020 not recurring in 2021, and a $2.8 million favorable income tax adjustment in connection with an increase in estimated usage of assumed net operating losses related to the Clean Earth acquisition in 2020 not recurring in 2021.

The reserve for uncertain tax positions at September 30, 2021 was $4.3 million, including interest and penalties.  Within the next twelve months, it is reasonably possible that $0.3 million unrecognized income tax benefits will be recognized upon settlement of tax examinations and the expiration of various statutes of limitations.

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

The following table summarizes information related to the location and undiscounted amount of the Company's environmental liabilities:

(In thousands)	September 30 2021	December 31 2020
Current portion of environmental liabilities (a)	$7,005	$6,933
Long-term environmental liabilities	28,589	29,424
Total environmental liabilities	$35,594	$36,357
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

On June 25 and 26, 2018, the DTSC conducted a compliance enforcement inspection of ESOL’s facility in Rancho Cordova, California, which was then owned by Stericycle, Inc. On February 14, 2020, the DTSC filed an action in the Superior Court for the State of California, Sacramento Division, alleging violations of California’s Hazardous Waste Control Law and the facility’s hazardous waste permit arising from the inspection. On August 27, 2020 the DTSC issued a Notice of Denial of Hazardous Waste Facility Permit Application. On September 25, 2020, the Company filed an administrative appeal. On September 28, 2021, DTSC scheduled a public hearing on October 28, 2021 as part of its Violation Scoring Procedure (VSP) program to hear testimony on the compliance tier assignment assigned to the facility. The Company would have the ability to judicially challenge any adverse permit actions resulting from this process. The DTSC investigation and compliance issues leading to the compliance tier assignment were ongoing well before the Company's acquisition of the ESOL business, and the Company was aware of the investigation and many of the issues raised in the investigation at the time of the purchase. Accordingly, the Company is indemnified for certain fines and other costs and expenses associated with this matter by Stericycle, Inc. As a result, the administrative appeal and public hearing process will be led by Stericycle, Inc. The Company has not accrued any amounts in respect of these alleged violations and cannot estimate the reasonably possible loss or the range of reasonably possible losses that it may incur.

As previously disclosed, the Company has had ongoing meetings with the SCE over processing salt cakes, a processing byproduct, stored at the Al Hafeerah site. The Company’s Bahrain operations that produced the salt cakes has ceased operations. An Environmental Impact Assessment and Technical Feasibility Study for facilities to process the salt cakes was approved by the SCE during the first quarter of 2018. Commissioning of the facilities was completed during the third quarter of 2021 and the processing of the salt cakes has commenced. The Company has previously established a reserve of $7.0 million, which represents the Company's best estimate of the ultimate costs to be incurred to resolve this matter. The Company continues to evaluate this reserve and any future change in estimated costs could be material to the Company’s results of operations in any one period.

On July 27, 2018 Brazil’s Federal and Rio de Janeiro State Public Prosecution Offices (MPF and MPE) filed a Civil Public Action against one of the Company's customers (CSN), the Company’s Brazilian subsidiary, the Municipality of Volta Redonda, Brazil, and the Instituto Estadual do Ambiente (local environmental protection agency) seeking the implementation of various measures to limit and reduce the accumulation of customer-owned slag at the site in Brazil. On August 6, 2018 the 3rd Federal Court in Volta Redonda granted the MPF and MPE an injunction against the same parties requiring, among other things, CSN and the Company’s Brazilian subsidiary to limit the volume of slag sent to the site. Because the customer owns the site and the slag located on the site, the Company believes that complying with this injunction is the steel producer’s responsibility.  On March 18, 2019 the Court issued an order fining the Company 5,000 Brazilian reais per day (or approximately $1 thousand per day) and CSN 20,000 Brazilian reais per day (or approximately $4 thousand per day) until the requirements of the injunction are met. On November 1, 2019 the Court issued an additional order increasing the fines assessed to the Company to 25,000 Brazilian reais per day (or approximately $5 thousand per day) and raising the fines assessed to CSN to 100,000 Brazilian reais per day (or approximately $18 thousand per day). The Court also assessed an additional fine of 10,000,000 Brazilian reais (or approximately $2 million) against CSN and the Company jointly. The Company is appealing the fines and the underlying injunction.  Both the Company and CSN continue to have discussions with the governmental authorities on the injunction and the possible resolution of the underlying case. The Company does not believe that a loss relating to this matter is probable or estimable at this point.

On October 19, 2018, local environmental authorities issued an enforcement action against the Company concerning the Company’s operations at a customer site in Ijmuiden, Netherlands. The enforcement action alleges violations of the Company’s environmental permit at the site, which restricts the release of any visible dust emissions. The enforcement action ordered the Company to cease all violations of the permit by October 31, 2018. The authorities have issued three additional enforcement actions since that time and have asserted fines of approximately $0.7 million which the Company has recorded, with the possibility of additional fines for any future violations. On or about October 14, 2021, the Company received a subpoena and two indictments on this matter before the Amsterdam District Court in the Netherlands. The Amsterdam Public Prosecutor’s Office issued the two indictments against the Company, alleging violations of Dutch environmental and criminal law in connection with dust releases and/or events alleged to have occurred in 2018 through May 2020 at the site. The indictments cite provisions which permit fines for the alleged infractions, although no specific fine is listed in the indictment. The Company is vigorously contesting the enforcement action and criminal charges and is also working with its customer to ensure the control of emissions. The Company has contractual indemnity rights from its customer that it believes will substantially cover any fines or penalties.

DEA Investigation
Prior to the Company’s acquisition of ESOL, Stericycle, Inc notified the Company that the DEA had served an administrative subpoena on Stericycle, Inc. and executed a search warrant at a facility in Rancho Cordova, California and an administrative inspection warrant at a facility in Indianapolis, Indiana. The Company has determined that the DEA and the DTSC have launched investigations involving, at least in part, the ESOL business of collecting, transporting, and destroying controlled substances from retail customers that transferred from Stericycle, Inc. to the Company. In connection with these investigations, the DEA also executed a search warrant on an ESOL facility in Austin Texas on July 2, 2020. The Company is cooperating with these inquiries, which relate primarily to the period before the Company owned the ESOL business. Since the acquisition of the ESOL business, the Company has performed a vigorous review of ESOL’s compliance program related to controlled substances and has made material changes to the manner in which controlled substances are transported from retail customers to DEA-registered facilities for destruction. The Company has not accrued any amounts in respect of these investigations and cannot estimate the reasonably possible loss or the range of reasonably possible losses that it may incur, if any. Investigations of this type are, by their nature, uncertain and unpredictable. While it is the Company’s position that it has recourse for some or all liabilities, if any, that arise from these matters under the ESOL purchase agreement and representations and warranties insurance policies purchased by the Company, there can be no assurances that the Company’s position will ultimately prevail.

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

In October 2009, the Company received notification of the SPRA’s final administrative decision regarding the levying of ICMS in the State of São Paulo in relation to services provided to a customer in the State between January 2004 and May 2005.  As of September 30, 2021 the principal amount of the tax assessment from the SPRA with regard to this case is approximately $1.1 million, with penalty, interest and fees assessed to date increasing such amount by an additional $15.8 million.  On June 4, 2018 the Appellate Court of the State of Sao Paulo ruled in favor of the SPRA but ruled that the assessed penalty should be reduced to approximately $1.1 million. After calculating the interest accrued on the penalty, the Company estimates that this ruling reduces the current overall potential liability for this case to approximately $6.7 million. All such amounts include the effect of foreign currency translation. The Company has appealed the ruling in favor of the SPRA to the Superior Court of Justice. Due to multiple court precedents in the Company’s favor, as well as the Company’s ability to appeal, the Company does not believe a loss is probable.
Another ICMS tax case involving the SPRA refers to the tax period from January 2002 to December 2003. In December 2018 the administrative tribunal hearing the case upheld the Company's liability. The Company has appealed to the judicial phase. The aggregate amount assessed by the tax authorities in August 2005 was $4.7 million (the amounts with regard to this claim are valued as of the date of the assessment since it has not yet reached the collection phase), composed of a principal amount of $1.1 million, with penalty and interest assessed through that date increasing such amount by an additional $3.6 million.  On December 6, 2018 the administrative tribunal reduced the applicable penalties to $0.8 million. After calculating the interest accrued on the current penalty, the Company estimates that the current overall liability for this case to be approximately $5.2 million. All such amounts include the effect of foreign currency translation. Due to multiple court precedents in the Company's favor, the Company does not believe a loss is probable.
The Company continues to believe that sufficient coverage for these claims exists as a result of the indemnification obligations of the Company's customer and such customer’s pledge of assets in connection with the October 2009 notice, as required by Brazilian law.
On December 30, 2020, the Company received an assessment from the municipal authority in Ipatinga, Brazil alleging approximately $2.0 million in unpaid service taxes from the period 2015 to 2020. After calculating the interest and penalties accrued, the Company estimates that the current overall potential liability for this case to be approximately $3.3 million. On January 18, 2021, the Company filed a challenge to the assessment. Due to the multiple defenses that are available, the Company does not believe a loss is probable.
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
Brazilian Labor Disputes
The Company is subject to ongoing collective bargaining and individual labor claims in Brazil through the Harsco Environmental Segment which allege, among other things, the Company's failure to pay required amounts for overtime and vacation at certain sites. The Company is vigorously defending itself against these claims; however, litigation is inherently unpredictable, particularly in foreign jurisdictions. While the Company does not currently expect that the ultimate resolution of these claims will have a material adverse effect on the Company’s financial condition, results of operations or cash flows, it is not possible to predict the ultimate outcome of these labor-related disputes. As of September 30, 2021 and December 31, 2020 the Company has established reserves of $3.5 million and $4.3 million, respectively, on the Company's Condensed Consolidated Balance Sheets for amounts considered to be probable and estimable.

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
At September 30, 2021 there were approximately 17,200 pending asbestos personal injury actions filed against the Company.  Of those actions, approximately 16,610 were filed in the New York Supreme Court (New York County), approximately 120 were filed in other New York State Supreme Court Counties and approximately 470 were filed in courts located in other states.
The complaints in most of those actions generally follow a form that contains a standard damages demand of $20 million or $25 million, regardless of the individual plaintiff’s alleged medical condition, and without identifying any specific Company product.
At September 30, 2021 approximately 16,550 of the actions filed in New York Supreme Court (New York County) were on the Deferred/Inactive Docket created by the court in December 2002 for all pending and future asbestos actions filed by persons who cannot demonstrate that they have a malignant condition or discernible physical impairment. The remaining approximately 60 cases in New York County are pending on the Active or In Extremis Docket created for plaintiffs who can demonstrate a malignant condition or physical impairment.
The Company has liability insurance coverage under various primary and excess policies that the Company believes will be available, if necessary, to substantially cover any liability that might ultimately be incurred in the asbestos actions referred to above. The costs and expenses of the asbestos actions are being paid by the Company's insurers.
In view of the persistence of asbestos litigation in the U.S., the Company expects to continue to receive additional claims in the future. The Company intends to continue its practice of vigorously defending these claims and cases. At September 30, 2021 the Company has obtained dismissal in approximately 28,350 cases by stipulation or summary judgment prior to trial.
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

13.  Reconciliation of Basic and Diluted Shares

	Three Months Ended		Nine Months Ended
	September 30		September 30
(In thousands, except per share amounts)	2021	2020	2021	2020
Income (loss) from continuing operations attributable to Harsco Corporation common stockholders	$8,696	$(7,843)	$24,621	$(27,375)
Weighted-average shares outstanding:
Weighted-average shares outstanding - basic	79,287	79,000	79,214	78,916
Dilutive effect of stock-based compensation	988	—	1,142	—
Weighted-average shares outstanding - diluted	80,275	79,000	80,356	78,916
Earnings (loss) from continuing operations per common share, attributable to Harsco Corporation common stockholders:
Basic	$0.11	$(0.10)	$0.31	$(0.35)
Diluted	$0.11	$(0.10)	$0.31	$(0.35)

The following average outstanding stock-based compensation units were not included in the computation of diluted earnings per share because the effect was either antidilutive or the market conditions for the performance share units were not met:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(In thousands)	2021	2020	2021	2020
Restricted stock units	—	691	—	723
Stock appreciation rights	842	2,383	719	2,499
Performance share units	1,004	857	902	894

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
The fair value of outstanding derivative contracts recorded as assets and liabilities on the Company's Condensed Consolidated Balance Sheets was as follows:

(In thousands)	Balance Sheet Location	Fair Value of Derivatives Designated as Hedging Instruments	Fair Value of Derivatives Not Designated as Hedging Instruments	Total Fair Value
September 30, 2021
Asset derivatives (Level 2):
Foreign currency exchange forward contracts	Other current assets	$930	$8,718	$9,648
Total		$930	$8,718	$9,648

(In thousands)	Balance Sheet Location	Fair Value of Derivatives Designated as Hedging Instruments	Fair Value of Derivatives Not Designated as Hedging Instruments	Total Fair Value

Liability derivatives (Level 2):
Foreign currency exchange forward contracts	Other current liabilities	$851	$866	$1,717
Interest rate swaps	Other current liabilities	4,068	—	4,068
Interest rate swaps	Other liabilities	1,053	—	1,053
Total		$5,972	$866	$6,838
December 31, 2020
Asset derivatives (Level 2):
Foreign currency exchange forward contracts	Other current assets	$900	$2,777	$3,677
Total		$900	$2,777	$3,677
Liability derivatives (Level 2):
Foreign currency exchange forward contracts	Other current liabilities	$950	$4,098	$5,048
Interest rate swaps	Other current liabilities	3,959	—	3,959
Interest rate swaps	Other liabilities	3,718	—	3,718
Total		$8,627	$4,098	$12,725

All of the Company's derivatives are recorded on the Condensed Consolidated Balance Sheets at gross amounts and not offset. All of the Company's interest rate swaps, CCIRs and certain foreign currency exchange forward contracts are transacted under ISDA documentation. Each ISDA master agreement permits the net settlement of amounts owed in the event of default. The Company's derivative assets and liabilities subject to enforceable master netting arrangements, if offset, would have resulted in a $1.3 million net liability at September 30, 2021 and at December 31, 2020 would not have resulted in a net asset or liability.
The effect of derivative instruments on the Company's Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Comprehensive Income (Loss) was as follows:
Derivatives Designated as Hedging Instruments

	Amount Recognized in OCI on Derivatives		Location of Amount Reclassified from AOCI into Income	Amount Reclassified from AOCI into Income - Effective Portion or Equity
	Three Months Ended			Three Months Ended
	September 30			September 30
(In thousands)	2021	2020		2021	2020
Foreign currency exchange forward contracts	$611	$(1,244)	Product revenues	$(418)	$174
Interest rate swaps	(27)	(95)	Interest expense	872	739
CCIRs (a)	—	(24)	Interest expense	—	312
	$584	$(1,363)		$454	$1,225

	Amount Recognized in OCI on Derivatives		Location of Amount Reclassified from AOCI into Income	Amount Reclassified from AOCI into Income - Effective Portion or Equity
	Nine Months Ended			Nine Months Ended
	September 30			September 30
(In thousands)	2021	2020		2021	2020
Foreign currency exchange forward contracts	$170	$834	Product revenues	$(465)	$(1,562)
Interest rate swaps	(41)	(3,835)	Interest expense	2,599	1,849
CCIRs (a)	—	39	Interest expense	—	912
	$129	$(2,962)		$2,134	$1,199
(a)    Amounts represent changes in foreign currency translation related to balances in AOCI.

The location and amount of gain (loss) recognized on the Company's Condensed Consolidated Statements of Operations was as follows:

	Three Months Ended
	September 30
	2021		2020
(in thousands)	Product Revenues	Interest Expense	Product Revenues	Interest Expense
Total amounts of line items presented in the Condensed Consolidated Statement of Operations in which the effects of cash flow hedges are recorded	$105,677	$(16,004)	$124,892	$(15,794)
Interest rate swaps:
Gain or (loss) reclassified from AOCI into income	—	(872)	—	(739)
Foreign exchange contracts:
Gain or (loss) reclassified from AOCI into income	418	—	(174)	—
Amount excluded from effectiveness testing recognized in earnings based on changes in fair value	24	—	12	—
Amount excluded from the effectiveness testing recognized in earnings based on an amortization approach	(1)	—	3	—
CCIRs:
Loss reclassified from AOCI into income	—	—	—	(312)

	Nine Months Ended
	September 30
	2021		2020
(in thousands)	Product Revenues	Interest Expense	Product Revenues	Interest Expense
Total amounts of line items presented in the Condensed Consolidated Statement of Operations in which the effects of cash flow hedges are recorded	$343,171	$(48,854)	$333,782	$(43,396)
Interest rate swaps:
Gain or (loss) reclassified from AOCI into income	—	(2,599)	—	(1,849)
Foreign exchange contracts:
Gain or (loss) reclassified from AOCI into income	465	—	1,562	—
Amount excluded from effectiveness testing recognized in earnings based on changes in fair value	62	—	208	—
Amount excluded from the effectiveness testing recognized in earnings based on an amortization approach	(1)	—	24	—
CCIRs:
Loss reclassified from AOCI into income	—	—	—	(912)

Derivatives Not Designated as Hedging Instruments

	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives (b)
		Three Months Ended		Nine Months Ended
		September 30		September 30
(In thousands)		2021	2020	2021	2020
Foreign currency exchange forward contracts	Cost of services and products sold	$4,105	$(12,279)	$8,109	$(5,001)
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
The recognized gains and losses offset amounts recognized in cost of services and products sold principally as a result of intercompany or third-party foreign currency exposures. At September 30, 2021 and December 31, 2020 the notional amounts of foreign currency exchange forward contracts were $363.2 million and $460.5 million, respectively. These contracts are primarily denominated in British Pound Sterling and Euros and mature through March 2023.
In addition to foreign currency exchange forward contracts, the Company designates certain loans as hedges of net investments in international subsidiaries.  The Company recorded pre-tax net losses of $3.7 million and $0.1 million for the three and nine months ended September 30, 2021, respectively and pre-tax net gains of $4.6 million and pre-tax net losses of $7.4 million for the three and nine months ended September 30, 2020, respectively, in AOCI.

Interest Rate Swaps
The Company uses interest rate swaps in conjunction with certain variable rate debt issuances in order to secure a fixed interest rate.  Changes in the fair value attributed to the effect of the swaps’ interest spread and changes in the credit worthiness of the counter-parties are recorded in AOCI.

At September 30, 2021, the Company has entered into a series of interest rate swaps that are in effect through 2022 and have the effect of converting $200.0 million of the Term Loan Facility from floating-rate to fixed-rate.  The fixed rates provided by the swaps replace the adjusted LIBOR rate in the interest calculation, ranging from 2.71% for 2021 to 3.12% for 2022.

Cross-Currency Interest Rate Swaps
The Company may use CCIRs in conjunction with certain debt issuances in order to secure a fixed local currency interest rate. Under these CCIRs, the Company receives interest based on a fixed or floating U.S. dollar rate and pays interest on a fixed local currency rate based on the contractual amounts in dollars and the local currency, respectively. At maturity, there is also the payment of principal amounts between currencies. Changes in the fair value attributed to the effect of the swaps' interest spread and changes in the credit worthiness of the counter-parties are recorded in AOCI. Changes in value attributed to the effect of foreign currency fluctuations are recorded on the Company's Condensed Consolidated Statements of Operations and offset currency fluctuation effects on the debt principal. The Company had no outstanding CCIRs at September 30, 2021.

Fair Value of Other Financial Instruments
The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and short-term borrowings approximate fair value due to the short-term maturities of these assets and liabilities.  At September 30, 2021 and December 31, 2020 the total fair value of long-term debt (excluding deferred financing costs), including current maturities, was $1,378.5 million and $1,324.9 million, respectively, compared with a carrying value of $1,361.6 million and $1,300.5 million, respectively.  Fair values for debt are based on pricing models using market-based inputs (Level 2) for similar issues or on the current rates offered to the Company for debt of the same remaining maturities.

15. Review of Operations by Segment

	Three Months Ended		Nine Months Ended
	September 30		September 30
(In thousands)	2021	2020	2021	2020
Revenues From Continuing Operations (a)
Harsco Environmental	$269,901	$222,507	$800,433	$668,057
Harsco Clean Earth	200,484	194,098	585,891	434,489
Harsco Rail	73,916	92,793	256,652	252,974
Total Revenues From Continuing Operations	$544,301	$509,398	$1,642,976	$1,355,520
Operating Income (Loss) From Continuing Operations (a)
Harsco Environmental	$27,630	$12,317	$83,788	$36,400
Harsco Clean Earth	9,893	8,902	20,457	12,945
Harsco Rail	1,957	4,059	15,533	19,162
Corporate	(9,560)	(20,214)	(28,815)	(58,694)
Total Operating Income From Continuing Operations	$29,920	$5,064	$90,963	$9,813
Depreciation (a)
Harsco Environmental	$27,179	$25,588	$78,446	$75,626
Harsco Clean Earth	4,576	5,010	14,818	12,769
Harsco Rail	1,233	1,258	3,651	3,730
Corporate	491	497	1,468	1,531
Total Depreciation	$33,479	$32,353	$98,383	$93,656
Amortization (a)
Harsco Environmental	$1,997	$1,970	$6,080	$5,827
Harsco Clean Earth	6,033	6,218	18,179	16,463
Harsco Rail	84	85	254	252
Corporate (b)	657	776	2,041	2,179
Total Amortization	$8,771	$9,049	$26,554	$24,721
Capital Expenditures (a)
Harsco Environmental	$34,218	$21,700	$94,630	$65,102
Harsco Clean Earth	5,707	2,647	12,962	7,134
Harsco Rail	529	3,474	1,329	6,310
Corporate	407	62	586	444
Total Capital Expenditures	$40,861	$27,883	$109,507	$78,990
(a)     The Company's acquisition of ESOL closed on April 6, 2020. See Note 3, Acquisitions and Dispositions, for additional details.
(b)     Amortization expense on Corporate relates to the amortization of deferred financing costs.

Reconciliation of Segment Operating Income to Income (Loss) From Continuing Operations Before Income Taxes and Equity Income

	Three Months Ended		Nine Months Ended
	September 30		September 30
(In thousands)	2021	2020	2021	2020
Segment operating income	$39,480	$25,278	$119,778	$68,507
General Corporate expense	(9,560)	(20,214)	(28,815)	(58,694)
Operating income from continuing operations	29,920	5,064	90,963	9,813
Interest income	618	604	1,841	1,613
Interest expense	(16,004)	(15,794)	(48,854)	(43,396)
Unused debt commitment fees, amendment fees and loss on extinguishment of debt	(198)	—	(5,506)	(1,920)
Defined benefit pension income	3,906	1,859	11,833	5,171
Income (loss) from continuing operations before income taxes and equity income	$18,242	$(8,267)	$50,277	$(28,719)

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

A summary of the Company's revenues by primary geographical markets as well as by key product and service groups is as follows:

	Three Months Ended
	September 30, 2021
(In thousands)	Harsco Environmental Segment	Harsco Clean Earth Segment	Harsco Rail Segment	Consolidated Totals
Primary Geographical Markets (a) (b):
North America	$71,479	$200,484	$48,553	$320,516
Western Europe	106,859	—	16,915	123,774
Latin America (c)	35,072	—	693	35,765
Asia-Pacific	30,228	—	7,755	37,983
Middle East and Africa	20,804	—	—	20,804
Eastern Europe	5,459	—	—	5,459
Total Revenues	$269,901	$200,484	$73,916	$544,301
Key Product and Service Groups (a):
Environmental services related to resource recovery for metals manufacturing and related logistical services	$230,340	$—	$—	$230,340
Applied products	36,091	—	—	36,091
Environmental systems for aluminum dross and scrap processing	3,470	—	—	3,470
Railway track maintenance equipment	—	—	33,553	33,553
After market parts and services; safety and diagnostic technology	—	—	33,030	33,030
Railway contracting services	—	—	7,333	7,333
Waste processing, recycling, reuse and transportation solutions	—	200,484	—	200,484
Total Revenues	$269,901	$200,484	$73,916	$544,301

	Three Months Ended
	September 30, 2020
(In thousands)	Harsco Environmental Segment	Harsco Clean Earth Segment	Harsco Rail Segment	Consolidated Totals
Primary Geographical Markets (a) (b):
North America	$58,973	$194,098	$62,805	$315,876
Western Europe	92,506	—	21,416	113,922
Latin America (c)	29,085	—	412	29,497
Asia-Pacific	22,079	—	8,160	30,239
Middle East and Africa	15,558	—	—	15,558
Eastern Europe	4,306	—	—	4,306
Total Revenues	$222,507	$194,098	$92,793	$509,398

Key Product and Service Groups (a):
Environmental services related to resource recovery for metals manufacturing and related logistical services	$181,867	$—	$—	$181,867
Applied products	38,166	—	—	38,166
Environmental systems for aluminum dross and scrap processing	2,474	—	—	2,474
Railway track maintenance equipment	—	—	55,493	55,493
After market parts and services; safety and diagnostic technology	—	—	29,100	29,100
Railway contracting services	—	—	8,200	8,200

	Three Months Ended
	September 30, 2020
(In thousands)	Harsco Environmental Segment	Harsco Clean Earth Segment	Harsco Rail Segment	Consolidated Totals
Waste processing, recycling, reuse and transportation solutions	—	194,098	—	194,098
Total Revenues	$222,507	$194,098	$92,793	$509,398

	Nine Months Ended
	September 30, 2021
(In thousands)	Harsco Environmental Segment	Harsco Clean Earth Segment	Harsco Rail Segment	Consolidated Totals
Primary Geographical Markets (a) (b):
North America	$208,395	$585,891	$185,812	$980,098
Western Europe	336,011	—	47,220	383,231
Latin America (c)	99,524	—	1,821	101,345
Asia-Pacific	80,520	—	21,799	102,319
Middle East and Africa	60,798	—	—	60,798
Eastern Europe	15,185	—	—	15,185
Total Revenues	$800,433	$585,891	$256,652	$1,642,976
Key Product and Service Groups (a):
Environmental services related to resource recovery for metals manufacturing and related logistical services	$688,923	$—	$—	$688,923
Applied products	100,706	—	—	100,706
Environmental systems for aluminum dross and scrap processing	10,804	—	—	10,804
Railway track maintenance equipment	—	—	140,116	140,116
After market parts and services; safety and diagnostic technology	—	—	94,470	94,470
Railway contracting services	—	—	22,066	22,066
Waste processing, recycling, reuse and transportation solutions	—	585,891	—	585,891
Total Revenues	$800,433	$585,891	$256,652	$1,642,976

	Nine Months Ended
	September 30, 2020
(In thousands)	Harsco Environmental Segment	Harsco Clean Earth Segment	Harsco Rail Segment	Consolidated Totals
Primary Geographical Markets (a) (b):
North America	$186,210	$434,489	$173,039	$793,738
Western Europe	271,795	—	56,435	328,230
Latin America (c)	87,453	—	1,592	89,045
Asia-Pacific	63,969	—	21,908	85,877
Middle East and Africa	46,240	—	—	46,240
Eastern Europe	12,390	—	—	12,390
Total Revenues	$668,057	$434,489	$252,974	$1,355,520

	Nine Months Ended
	September 30, 2020
(In thousands)	Harsco Environmental Segment	Harsco Clean Earth Segment	Harsco Rail Segment	Consolidated Totals

Key Product and Service Groups (a):
Environmental services related to resource recovery for metals manufacturing and related logistical services	$563,701	$—	$—	$563,701
Applied products	95,019	—	—	95,019
Environmental systems for aluminum dross and scrap processing	9,337	—	—	9,337
Railway track maintenance equipment	—	—	138,519	138,519
After market parts and services; safety and diagnostic technology	—	—	92,800	92,800
Railway contracting services	—	—	21,655	21,655
Waste processing, recycling, reuse and transportation solutions	—	434,489	—	434,489
Total Revenues	$668,057	$434,489	$252,974	$1,355,520
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

The Company had Contract assets totaling $111.8 million and $60.1 million at September 30, 2021 and December 31, 2020, respectively. The increase is due principally to additional contract assets recognized in excess of the transfer of contract assets to accounts receivable, primarily in the Harsco Rail Segment. The Company had Advances on contracts totaling $67.8 million and $84.9 million at September 30, 2021 and December 31, 2020, respectively. The decrease is due principally to the recognition of revenue on previously received Advances on contracts in excess of the receipt of new advances on contracts during the period, primarily in the Harsco Rail Segment. During the three and nine months ended September 30, 2021, the Company recognized approximately $14 million and $44 million, respectively, of revenue related to amounts previously included in Advances on contracts. During the three and nine months ended September 30, 2020, the Company recognized approximately $20 million and $55 million, respectively, of revenue related to amounts previously included in Advances on contracts.
At September 30, 2021 the Harsco Environmental Segment had remaining, fixed, unsatisfied performance obligations where the expected contract duration exceeds one year totaling $88.8 million. Of this amount, $20.9 million is expected to be fulfilled by September 30, 2022, $20.3 million by September 30, 2023, $19.3 million by September 30, 2024, $19.2 million by September 30, 2025 and the remainder thereafter. These amounts exclude any variable fees, fixed fees subject to indexation and any performance obligations expected to be satisfied within one year.

At September 30, 2021 the Harsco Rail Segment had remaining, fixed, unsatisfied performance obligations where the remaining expected contract duration exceeds one year totaling $246.3 million. Of this amount, $117.8 million is expected to be fulfilled by September 30, 2022, $73.0 million by September 30, 2023, $37.4 million by September 30, 2024, $18.0 million by September 30, 2025 and the remainder thereafter. These amounts exclude any variable fees, fixed fees subject to indexation and any performance obligations expected to be satisfied within one year.

The Company recognized an initial estimated forward loss provision related to the contracts with SBB of $45.1 million for the year ended December 31, 2016. The Company recorded an additional forward loss provision of $1.8 million for the year ended December 31, 2018. At September 30, 2021 and December 31, 2020 the remaining estimated forward loss provision of $3.8 million and $4.4 million, respectively, is included in the caption Other current liabilities on the Condensed Consolidated Balance Sheets. The estimated forward loss provision represents the Company's best estimate based on currently available information. It is possible that the Company's overall estimate of costs to complete these contracts may increase, which would result in an additional estimated forward loss provision at such time.

The Company recognized $5.4 million and $11.8 million of revenues for the contracts with SBB on an over time basis, utilizing a cost-to-cost method for the three months ended September 30, 2021 and 2020, respectively and $15.4 million and $29.5 million for the nine months ended September 30, 2021 and 2020, respectively. The Company has substantially completed the first contract and is approximately 81% complete on the second contract with SBB as of September 30, 2021.

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

17.   Other (Income) Expenses, Net

The major components of this Condensed Consolidated Statements of Operations caption were as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(In thousands)	2021	2020	2021	2020
Employee termination benefit costs	$(65)	$798	$1,285	$6,694
Other costs to exit activities	(27)	13	611	478
Impaired asset write-downs	41	2	203	75
Contingent consideration adjustments	—	2,437	—	2,437
Net gains	(1,575)	(7)	(8,622)	(255)
Other	(1,209)	390	(1,287)	(355)
Other (income) expenses, net	$(2,835)	$3,633	$(7,810)	$9,074

18. Components of Accumulated Other Comprehensive Loss
AOCI is included on the Condensed Consolidated Statements of Stockholders' Equity. The components of AOCI, net of the effect of income taxes, and activity for the nine months ended September 30, 2020 and 2021 was as follows:

	Components of AOCI, Net of Tax
(In thousands)	Cumulative Foreign Exchange Translation Adjustments		Effective Portion of Derivatives Designated as Hedging Instruments		Cumulative Unrecognized Actuarial Losses on Pension Obligations		Unrealized Gain (Loss) on Marketable Securities	Total
Balance at December 31, 2019	$(143,340)		$(3,717)		$(440,562)		$(3)	$(587,622)
OCI before reclassifications	(48,150)	(a)	(2,226)	(b)	9,905	(a)	(22)	(40,493)
Amounts reclassified from AOCI, net of tax	12,906		604		18,132		—	31,642
Total OCI	(35,244)		(1,622)		28,037		(22)	(8,851)
Less: OCI attributable to noncontrolling interests	579		—		—		—	579
OCI attributable to Harsco Corporation	(35,823)		(1,622)		28,037		(22)	(9,430)
Balance at September 30, 2020	$(179,163)		$(5,339)		$(412,525)		$(25)	$(597,052)

	Components of AOCI, Net of Tax
(In thousands)	Cumulative Foreign Exchange Translation Adjustments		Effective Portion of Derivatives Designated as Hedging Instruments		Cumulative Unrecognized Actuarial Losses on Pension Obligations		Unrealized Gain (Loss) on Marketable Securities	Total
Balance at December 31, 2020	$(125,392)		$(5,840)		$(514,500)		$(9)	$(645,741)
OCI before reclassifications	(15,437)	(a)	257	(b)	6,628	(a)	25	(8,527)
Amounts reclassified from AOCI, net of tax	—		1,488		17,184		—	18,672
Total OCI	(15,437)		1,745		23,812		25	10,145
Less: OCI attributable to noncontrolling interests	(837)		—		—		—	(837)
OCI attributable to Harsco Corporation	(14,600)		1,745		23,812		25	10,982
Balance at September 30, 2021	$(139,992)		$(4,095)		$(490,688)		$16	$(634,759)
(a)    Principally foreign currency fluctuation.
(b)     Net change from periodic revaluations.

Amounts reclassified from AOCI were as follows:

(In thousands)	Three Months Ended		Nine Months Ended		Location on the Condensed Consolidated Statements of Operations
	September 30		September 30
	2021	2020	2021	2020
Recognition of cumulative foreign currency translation adjustments:
Gain on substantial liquidation of subsidiaries (c)	$—	$—	—	12,906	Gain on sale of discontinued businesses
Amortization of cash flow hedging instruments:
Foreign currency exchange forward contracts	$(418)	$174	$(465)	$(1,562)	Product revenues
CCIRs	—	312	—	912	Interest expense
Interest rate swaps	872	739	2,599	1,849	Interest expense
Total before taxes	454	1,225	2,134	1,199
Income taxes	(148)	(408)	(646)	(595)
Total reclassification of cash flow hedging instruments, net of tax	$306	$817	$1,488	$604
Amortization of defined benefit pension items (d):
Actuarial losses	$5,922	$4,962	$17,877	$14,799	Defined benefit pension income
Prior service costs	125	113	381	326	Defined benefit pension income
Pension liability transfer - discontinued business	—	—	—	5,363	Gain on sale of discontinued businesses
Total before taxes	6,047	5,075	18,258	20,488
Income taxes	(358)	(323)	(1,074)	(2,356)
Total reclassification of defined benefit pension items, net of tax	$5,689	$4,752	$17,184	$18,132
(c)    No tax impact.
(d)    These AOCI components are included in the computation of net periodic pension costs. See Note 10, Employee Benefit Plans, for additional details.

19. Subsequent Event

On November 2, 2021 the Company announced it will explore strategic alternatives for the Rail business, with the intention to sell the business. As a result, the Rail segment will be classified as held for sale and reported as discontinued operations beginning in the fourth quarter of 2021.

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
Factors that could cause actual results to differ, perhaps materially, from those implied by forward-looking statements include, but are not limited to: (1) changes in the worldwide business environment in which the Company operates, including changes in general economic conditions or changes due to COVID-19 and governmental and market reactions to COVID-19; (2) changes in currency exchange rates, interest rates, commodity and fuel costs and capital costs; (3) changes in the performance of equity and bond markets that could affect, among other things, the valuation of the assets in the Company's pension plans and the accounting for pension assets, liabilities and expenses; (4) changes in governmental laws and regulations, including environmental, occupational health and safety, tax and import tariff standards and amounts; (5) market and competitive changes, including pricing pressures, market demand and acceptance for new products, services and technologies; (6) the Company's inability or failure to protect its intellectual property rights from infringement in one or more of the many countries in which the Company operates; (7) failure to effectively prevent, detect or recover from breaches in the Company's cybersecurity infrastructure; (8) unforeseen business disruptions in one or more of the many countries in which the Company operates due to political instability, civil disobedience, armed hostilities, public health issues or other calamities; (9) disruptions associated with labor disputes and increased operating costs associated with union organization; (10) the seasonal nature of the Company's business; (11) the Company's ability to successfully enter into new contracts and complete new acquisitions or strategic ventures in the time-frame contemplated, or at all; (12) the Company's ability to negotiate, complete, and integrate strategic transactions; (13) failure to conduct and complete a satisfactory process for the divestiture of the Rail division, as announced on November 2, 2021; (14) potential severe volatility in the capital or commodity markets; (15) failure to retain key management and employees; (16) the outcome of any disputes with customers, contractors and subcontractors; (17) the financial condition of the Company's customers, including the ability of customers (especially those that may be highly leveraged, have inadequate liquidity or whose business is significantly impacted by COVID-19) to maintain their credit availability; (18) implementation of environmental remediation matters; (19) risk and uncertainty associated with intangible assets and (20) other risk factors listed from time to time in the Company's SEC reports. A further discussion of these, along with other potential risk factors, can be found in Part II, Item 1A, "Risk Factors," below, as well as Part I, Item 1A, "Risk Factors," of the Company's Annual Report on Form 10-K for the year ended December 31, 2020. The Company cautions that these factors may not be exhaustive and that many of these factors are beyond the Company's ability to control or predict. Accordingly, forward-looking statements should not be relied upon as a prediction of actual results. The Company undertakes no duty to update forward-looking statements except as may be required by law.

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

Beginning in March 2020 overall global economic conditions were significantly impacted by COVID-19. The Company took steps to protect all stakeholders and to minimize the operational and financial impacts of COVID-19. Looking forward the impact of COVID-19 on the Company is unclear, however business conditions have steadily improved since the second quarter of 2020 and the Company anticipates that business fundamentals will strengthen in 2021. Please refer to the below discussion of business outlook and Part II, Item 1A, "Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2020 for additional information related to the potential impacts of COVID-19 on the Company.

Highlights from the third quarter and nine months ended September 30, 2021 include (refer to the discussion of segment and consolidated results included within Results of Operations below, as well as Liquidity and Capital Resources, for additional information pertaining to the key drivers impacting these highlights):

•Revenues for the third quarter and nine months ended September 30, 2021 increased approximately 7% and 21%, respectively, compared with the third quarter and nine months ended September 30, 2020. The primary drivers for these increases were the acquisition of ESOL for the nine months ended September 30, 2021; and for the third quarter and nine months ended September 30, 2021 increased volumes in the Harsco Environmental Segment and Harsco Clean Earth Segment and the impact of foreign currency translation.
•Operating income from continuing operations for the third quarter and nine months ended September 30, 2021 increased $24.9 million and $81.2 million, respectively, compared with the third quarter and nine months ended September 30, 2020. The primary drivers for these increases were increased volumes in the Harsco Environmental Segment and the Clean Earth Segment; the acquisition of ESOL; acquisition and integration costs primarily related to the ESOL acquisition, which were incurred during the first nine months of 2020 and not repeated; and termination benefit costs of $5.2 million which were incurred in the first nine months of 2020 in the Harsco Environmental Segment.
•Diluted earnings per common share from continuing operations attributable to Harsco Corporation for the third quarter ended September 30, 2021 were $0.11, an increase compared with the diluted loss per common share from continuing operations of $0.10 during third quarter ended September 30, 2020. Diluted earnings per common share from continuing operations attributable to Harsco Corporation for the nine months ended September 30, 2021 was $0.31, an increase compared with the diluted loss per common share from continuing operations of $0.35 during the nine months ended September 30, 2020. The primary drivers of this increase are those noted above for operating income from continuing operations, partially offset by increased interest expense due to higher debt levels, debt-related transaction expenses and the effect of income taxes.
•Cash flows provided by operating activities for the nine months ended September 30, 2021 were $46.8 million, an increase of $4.5 million compared with the Cash flows provided by operating activities for the nine months ended September 30, 2020. The primary driver for this increase was higher cash net income partially offset by an unfavorable change in working capital. The primary drivers of the unfavorable changes in working capital included lower customer advances and an increase in contract assets in the Harsco Rail Segment related to the continued build of long-term contracts and the timing of sales and collections of accounts receivable in the Harsco Environmental and Harsco Clean Earth segments.

•Capital expenditures for purchases of property, plant and equipment for the nine months ended September 30, 2021 were $109.5 million, an increase of $30.4 million or 38.4% compared with the nine months ended September 30, 2020.

The Company maintains a positive outlook across all businesses supported by favorable underlying growth characteristics in its businesses and investments by the Company to further supplement growth. Financial results have been impacted by the global COVID-19 pandemic that began in 2020. This business pressure was most significant during the second and third quarters of 2020, and while the pace of the recovery varies by end market, and various economic pressures remain, such as supply-chain challenges as well as labor availability and inflation, the Company's financial performance has improved meaningfully since mid-2020.

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
•The Harsco Clean Earth Segment locations operate throughout the U.S. by performing critical environmental services. The segment's hazardous waste line of business is economically resilient as proven by its recovery from the pandemic, while its contaminated materials business has lagged in its recovery due to constraints on non-residential construction activity in certain geographies and governmental constraints on project spending. With that said, financial results for Clean Earth are expected to improve in 2021 as a result of organic growth within its hazardous waste processing business and the inclusion of ESOL for an additional quarter as well as the improvement benefits anticipated from the integration of ESOL and despite the current challenges related to labor, transportation and material inflation; and disposal constraints. Beyond 2021, the Company expects this segment to benefit from positive underlying market trends, further growth opportunities and operational synergy opportunities as well as from the less cyclical and recurring nature of this business. These dynamics are expected to provide favorable returns on the Company's investments over time.
•The Harsco Rail Segment manufacturers products critical to global transportation, supported by recent actions to strengthen and increase its manufacturing capabilities and capacity. These operational investments position the business to deliver on its backlog in the coming years. Through 2020, the Harsco Rail Segment was impacted by a decrease in certain short-cycle sales as a result of COVID-19. In 2021, the Company expects that global demand for rail maintenance equipment, aftermarket parts and technology products to improve compared with the prior year. These benefits will be partially offset by input cost inflation and higher selling, general and administrative expenditures. More broadly, the Harsco Rail Segment is supported by a strong backlog and the longer-term outlook for this business remains positive, supported by future infrastructure investments, economic development in emerging economies, rail electrification in certain geographies, safety awareness and automation.
•The Company undertook significant actions to reduce corporate costs and capital spending in 2020 as a result of the pandemic. A portion of these costs and expenditures have returned in the current year, however the Company's disciplined approach to overall costs and free cash flow remains in place.
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
•The long-lived assets of the Altek Group within the Harsco Environmental Segment primarily consist of intangible assets which have a carrying value of approximately $39 million at September 30, 2021. The Company tested the recoverability of Altek’s long-lived asset group in the fourth quarter of 2020, and no impairment was recorded. The Company has not identified any triggering events for the Altek asset group in the third quarter of 2021. However, if actual results prove inconsistent with the Company’s assumptions and judgments of the projected cash flows, it could result in impairment of the Altek intangible assets in future periods.
•The Company is currently manufacturing seven multipurpose Stoneblower machines for the U.K.-based customer Network Rail under a long-term contract. Delivery of these machines have been delayed due to several factors, including customer expectations and requirements and COVID-19, and the Company's estimated delivery schedule would trigger liquidated damages. While the customer has deducted certain liquidated damages from payments to the Company, the Company is in discussions with the customer and expects that it will ultimately get relief from the customer for most of these liquidated damages based on the nature of the delays. As such, the Company's current estimate of contract revenues has not been reduced. However, if the Company is not granted relief, any adjustment to the estimate of these liquidated damages in the future could have a material impact on the Company’s results of operations in that period.
•As noted in Note 19, Subsequent Events, in Part I, Item 1, "Financial Statements," the Company announced, on November 2, 2021, it will explore strategic alternatives for the Rail business, with the intention to sell the business. As a result, the Rail segment will be classified as held for sale and reported as discontinued operations beginning in the fourth quarter of 2021.

Results of Operations

Segment Results

	Three Months Ended		Nine Months Ended
	September 30		September 30
(In millions, except percentages)	2021	2020	2021	2020
Revenues:
Harsco Environmental	$269.9	$222.5	$800.4	$668.1
Harsco Clean Earth	200.5	194.1	585.9	434.5
Harsco Rail	73.9	92.8	256.7	253.0
Total Revenues	$544.3	$509.4	$1,643.0	$1,355.5
Operating Income (Loss):
Harsco Environmental	$27.6	$12.3	$83.8	$36.4
Harsco Clean Earth	9.9	8.9	20.5	12.9
Harsco Rail	2.0	4.1	15.5	19.2
Corporate	(9.6)	(20.2)	(28.8)	(58.7)
Total Operating Income	$29.9	$5.1	$91.0	$9.8
Operating Margins:
Harsco Environmental	10.2%	5.5%	10.5%	5.4%
Harsco Clean Earth	4.9%	4.6%	3.5%	3.0%
Harsco Rail	2.6%	4.4%	6.1%	7.6%
Consolidated Operating Margin	5.5%	1.0%	5.5%	0.7%

Harsco Environmental Segment:

	September 30, 2021
Significant Effects on Revenues (In millions)	Three Months Ended	Nine Months Ended
Revenues — 2020	$222.5	$668.1
Net effects of price/volume changes, primarily attributable to volume changes	47.1	109.0
Impact of foreign currency translation	3.5	24.5
Net impact of new and lost contracts	(3.5)	(2.6)
Other	0.3	1.4
Revenues — 2021	$269.9	$800.4

Factors Positively Affecting Operating Income:
•Operating income was positively affected by improved overall steel production by customers under environmental services contracts for the third quarter and nine months ended September 30, 2021.
•Operating income was positively affected by higher contributions from applied products during the third quarter and nine months ended September 30, 2021 compared with the same periods in the prior year.
•Higher asset sale gains of $7.5 million in the nine months ended September 30, 2021 compared with the same period in the prior year.
•Operating results for the nine months ended September 30, 2020 were negatively impacted by $5.2 million of employee termination benefit costs.
•Foreign currency translation did not significantly impact operating income in the third quarter and nine months ended September 30, 2021.

Factors Negatively Impacting Operating Income:
•Impact of cost increases relating to raw materials, labor, equipment rental and maintenance.

•Impact of new and exited contracts of $1.8 million occurring during the nine months ended September 30, 2021.

Harsco Clean Earth Segment:

The Company acquired ESOL on April 6, 2020 and the operating results are reflected in the Harsco Clean Earth Segment.

	September 30, 2021
Significant Effects on Revenues (In millions)	Three Months Ended	Nine Months Ended
Revenues—2020	$194.1	$434.5
Impact of ESOL acquisition (a)	—	134.2
Net effects of price/volume changes, primarily attributable to volume changes	6.4	15.8
Other	—	1.4
Revenues—2021	$200.5	$585.9
(a) Reflects net revenue of ESOL for the three months ended March 31, 2021.

The following factors contributed to the changes in operating income in third quarter and nine months ended September 30, 2021.

Factors Positively Affecting Operating Income:
•Favorable volume and mix for the hazardous waste business for the third quarter and nine months ended September 30, 2021.
•The ESOL acquisition contributed $7.0 million to operating income during the first quarter of 2021.
•Insurance recoveries of $2.6 million for the third quarter and nine months ended September 30, 2021.

Factors Negatively Impacting Operating Income:
•Increases in selling, general and administrative expenses of $2.8 million and $9.7 million for the third quarter and nine months ended September 30, 2021, respectively, primarily to support the expanded business as well as incentive compensation.
•Impact of increases in costs related to labor, transportation and materials.
•Decrease in contaminated material (soil) and dredging volume due principally to the impacts of COVID-19 during the nine months ended September 30, 2021.

Operating Income includes intangible asset amortization expense for the third quarter and nine months ended September 30, 2021 of $6.0 million and $18.2 million, respectively, and for the third quarter and nine months ended September 30, 2020 of $6.2 million and $16.5 million, respectively.
Harsco Rail Segment:

	September 30, 2021
Significant Effects on Revenues (In millions)	Three Months Ended	Nine Months Ended
Revenues — 2020	$92.8	$253.0
Impact of foreign currency translation	0.4	4.9
Net effect of price/volume changes, primarily attributable to volume changes	(19.3)	(1.3)
Other	—	0.1
Revenues — 2021	$73.9	$256.7

Factors Positively Affecting Operating Income:
•Favorable mix of equipment sales increased operating income during the nine months ended September 30, 2021.
•Increase in after-market parts sales during the third quarter ended September 30, 2021 compared with the same period in the prior year.

Factors Negatively Impacting Operating Income:
•The unfavorable mix in after-market parts sales during the nine months ended September 30, 2021 compared with the same period in the prior year.

•Unfavorable volume of equipment sales decreased operating income during the third quarter ended September 30, 2021.
•Impact of increases in costs including an unfavorable LIFO adjustment of $1.6 million in the nine months ended September 30, 2021 compared with the same period in the prior year.

Corporate Costs:

In addition to the factors highlighted above that positively affected or negatively impacted segment operating income, the Company's Corporate function was positively impacted by acquisition related and integration costs of approximately $11 million and $42 million during the third quarter and nine months ended September 30, 2020, respectively, not repeated in the current year. This was partially offset by increased insurance and compensation costs.

Consolidated Results

	September 30
	Three Months Ended		Nine Months Ended
(In millions, except per share amounts)	2021	2020	2021	2020
Total revenues	$544.3	$509.4	$1,643.0	$1,355.5
Cost of services and products sold	434.4	412.2	1,309.8	1,092.8
Selling, general and administrative expenses	82.1	88.0	247.8	241.2
Research and development expenses	0.8	0.6	2.2	2.6
Other (income) expenses, net	(2.8)	3.6	(7.8)	9.1
Operating income from continuing operations	29.9	5.1	91.0	9.8
Interest income	0.6	0.6	1.8	1.6
Interest expense	(16.0)	(15.8)	(48.9)	(43.4)
Unused debt commitment fees, amendment fees and loss on extinguishment of debt	(0.2)	—	(5.5)	(1.9)
Defined benefit pension income	3.9	1.9	11.8	5.2
Income tax benefit (expense) from continuing operations	(7.0)	1.7	(19.8)	4.6
Equity income (loss) of unconsolidated entities, net	(0.3)	—	(0.5)	0.2
Income (loss) from continuing operations	11.0	(6.6)	30.0	(23.9)
Gain on sale of discontinued business	—	—	—	18.4
Loss from discontinued businesses	(1.5)	(1.5)	(4.8)	(1.2)
Income tax expense (benefit) related to discontinued operations	0.4	(0.2)	1.2	(9.8)
Income (loss) from discontinued operations, net of tax	(1.1)	(1.7)	(3.5)	7.3
Net income (loss)	9.8	(8.3)	26.5	(16.6)
Total other comprehensive income (loss)	(9.0)	8.1	10.1	(8.9)
Total comprehensive income (loss)	0.8	(0.2)	36.6	(25.4)
Diluted earnings (loss) per common share from continuing operations attributable to Harsco Corporation common stockholders	0.11	(0.10)	0.31	(0.35)
Effective income tax rate for continuing operations	38.3%	20.0%	39.3%	16.2%

Comparative Analysis of Consolidated Results

Revenues
Revenues for the third quarter of 2021 increased $34.9 million or 6.9% from the third quarter of 2020. Revenues for the first nine months of 2021 increased $287.5 million or 21.2% from the first nine months of 2020. Foreign currency translation increased revenues by $3.9 million and $29.4 million for the third quarter and nine months ended September 30, 2021, respectively, compared with the same period in the prior year. Refer to the discussion of segment results above for information pertaining to factors positively affecting and negatively impacting revenues.

Cost of Services and Products Sold
Cost of services and products sold for the third quarter of 2021 increased $22.2 million or 5.4% from the third quarter of 2020. Cost of services and products sold for the first nine months of 2021 increased $217.0 million or 19.9% from the first nine months of 2020. The changes in cost of services and products sold were attributable to the following significant items:

	September 30, 2021
(In millions)	Three Months Ended	Nine Months Ended
Change in costs due to changes in revenues (exclusive of the ESOL acquisition and effects of foreign currency translation and including fluctuations in commodity costs included in selling prices)	$18.6	$84.2
Impact of ESOL acquisition	—	104.0
Impact of foreign currency translation	3.4	26.9
Other	0.2	1.9
Total change in cost of services and products sold — 2021 vs. 2020	$22.2	$217.0

Selling, General and Administrative Expenses
Selling, general and administrative expenses for the third quarter of 2021 decreased $5.9 million or 6.7% from the third quarter of 2020. Selling, general and administrative expenses for the first nine months of 2021 increased $6.6 million or 2.7% from the first nine months of 2020. The decrease for the third quarter of 2021 is due principally to acquisition related and integration costs incurred in the third quarter of 2020 related to the acquisition of ESOL, partially offset by higher compensation costs. This increase in the first nine months of 2021 primarily relates to the inclusion of selling, general and administrative expenses associated with the ESOL business and higher compensation costs partially offset by acquisition related and integration costs incurred during the first nine months of 2020 related to the acquisition of ESOL.

Other (Income) Expenses, Net
The major components of this Condensed Consolidated Statements of Operations caption are as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(In thousands)	2021	2020	2021	2020
Employee termination benefit costs	$(65)	$798	$1,285	$6,694
Other costs to exit activities	(27)	13	611	478
Impaired asset write-downs	41	2	203	75
Contingent consideration adjustments	—	2,437	—	2,437
Net gains	(1,575)	(7)	(8,622)	(255)
Other	(1,209)	390	(1,287)	(355)
Other (income) expenses, net	$(2,835)	$3,633	$(7,810)	$9,074

Interest Expense
Interest expense during the third quarter and first nine months of 2021 increased by $0.2 million and $5.5 million, respectively, compared with the third quarter and first nine months of 2020. This increase in the first nine months of 2021 primarily relates to higher outstanding borrowings and weighted average interest rates as a result of the ESOL acquisition.
Unused Debt Commitment Fees, Amendment Fees and Loss on Extinguishment of Debt
During the third quarter and first nine months of 2021 the Company recognized $0.2 million and $5.5 million, respectively, of fees and other costs primarily related to the amended Senior Secured Credit Facilities.

During the first nine months of 2020 the Company recognized $1.9 million of fees and expenses related to an amendment of Senior Secured Credit Facilities.

Defined Benefit Pension Income
Defined benefit pension income for the third quarter of 2021 was $3.9 million, compared with defined benefit pension income of $1.9 million for the third quarter of 2020. Defined benefit pension income for the first nine months of 2021 was $11.8 million, compared with defined benefit pension income of $5.2 million for the first nine months of 2020. This change is primarily the result of higher plan asset values at December 31, 2020.

Income Tax Expense (Benefit)
Income tax expense from continuing operations for the third quarter and first nine months of 2021 was $7.0 million and $19.8 million, respectively, compared with an income tax benefit from continuing operations for the third quarter and first nine months of 2020 of $1.7 million and $4.6 million, respectively. This change primarily resulted from higher pre-tax income primarily due to an improvement in operations, acquisition and integration expenses in 2020 not recurring in 2021, and a $2.8 million favorable income tax adjustment in connection with an increase in estimated usage of assumed net operating losses related to the Clean Earth acquisition in 2020 not recurring in 2021.

Income (Loss) from Continuing Operations
Income from continuing operations was $11.0 million and $30.0 million for the third quarter and first nine months of 2021, respectfully, compared with Loss from continuing operations of $6.6 million and $23.9 million for the third quarter and first nine months of 2020, respectfully. The primary drivers for these increases are noted above.

Gain on Sale of Discontinued Business
In January 2020, the Company sold IKG and recognized a gain on sale of $18.4 million pre-tax (or approximately $9 million after-tax).

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

Total Other Comprehensive Income (Loss)
Total other comprehensive loss was $9.0 million and Total other comprehensive income was $10.1 million in the third quarter and first nine months of 2021, respectively, compared with Total other comprehensive income of $8.1 million and Total other comprehensive loss of $8.9 million in the third quarter and first nine months of 2020, respectively. The primary driver of these changes is the fluctuation of the U.S. dollar against certain currencies inclusive of the impact of foreign currency translation of cumulative unrecognized actuarial losses on the Company’s pension obligations.

Liquidity and Capital Resources
Cash Flow Summary
The Company currently expects to have sufficient financial liquidity and borrowing capacity to support the strategies within each of its businesses. The Company currently expects operational and business needs to be met by cash provided by operations supplemented with borrowings from time to time, principally under the Senior Secured Credit Facilities. The Company supplements the cash provided by operations with borrowings from time to time due to historical patterns of seasonal cash flow, the funding of various projects and the impact of COVID-19 and related economic conditions. The Company regularly assesses capital needs in the context of operational trends and strategic initiatives.

The Company’s cash flows from operating, investing and financing activities, as reflected on the Condensed Consolidated Statements of Cash Flows, are summarized in the following table:

	Nine Months Ended
	September 30
(In millions)	2021	2020
Net cash provided (used) by:
Operating activities	$46.8	$42.3
Investing activities	(88.8)	(470.1)
Financing activities	44.2	460.8
Effect of exchange rate changes on cash and cash equivalents, including restricted cash	(1.8)	(6.6)
Net change in cash and cash equivalents, including restricted cash	$0.4	$26.4
Net cash provided by operating activities — Net cash provided by operating activities in the first nine months of 2021 was $46.8 million, an increase of $4.5 million from the first nine months of 2020.  The primary driver for this increase was higher cash net income partially offset by an unfavorable change in working capital. The primary drivers of the unfavorable change in working capital included lower customer advances and an increase in contract assets in the Harsco Rail Segment related to the continued build of long-term contracts and the timing of sales and collections of accounts receivable in the Harsco Environmental and Harsco Clean Earth segments.

Net cash used by investing activities — Net cash used by investing activities in the first nine months of 2021 was $88.8 million, a decrease of $381.3 million from the cash used in the first nine months of 2020.  The decrease reflected the purchase of the ESOL business in 2020, partially offset by proceeds from the sale of the IKG business in 2020 and increased net capital expenditures in the current year.

Net cash provided by financing activities — Net cash provided by financing activities in the first nine months of 2021 was $44.2 million, a decrease of $416.6 million from the first nine months of 2020.  The decrease was primarily due to lower net cash borrowings of $410.8 million in the first nine months of 2021 resulting primarily from the cash used to purchase the ESOL business in 2020.

Effect of exchange rate changes on cash and cash equivalents, including restricted cash — The change is due to the impact of the significant strengthening of the U.S. dollar against certain currencies that occurred during the first nine months of 2020 compared to less significant movement during the first nine months of 2021 on the global cash balances held by the Company in these currencies, including balances held in the Company’s multicurrency cash pool.

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

Summary of Senior Secured Credit Facilities and Notes: (In millions)	September 30 2021	December 31 2020
By type:
New Term Loan	$498.8	$—
Term Loan A	—	280.0
Term Loan B	—	218.2
Revolving Credit Facility	338.5	281.0
5.75% Notes	500.0	500.0
Total	$1,337.3	$1,279.2
By classification:
Current	$5.0	$10.5
Long-term	1,332.3	1,268.7
Total	$1,337.3	$1,279.2

	September 30, 2021
(In millions)	Facility Limit	Outstanding Balance	Outstanding Letters of Credit	Available Credit
Revolving credit facility (a U.S.-based program)	$700.0	$338.5	$29.8	$331.7

Debt Covenants
The Senior Secured Credit Facilities contain a consolidated net debt to consolidated adjusted EBITDA ratio covenant, which is not to exceed 5.75 through December 31, 2021 and then decreasing quarterly until reaching 4.0 on March 31, 2023, and a minimum consolidated adjusted EBITDA to consolidated interest charges ratio covenant, which is not to be less than 3.0.  At September 30, 2021 the Company was in compliance with these covenants, as the total net debt to adjusted EBITDA ratio (as defined in the Credit Agreement) was 4.5 and total interest coverage ratio was 4.5. Based on balances and covenants in effect at September 30, 2021 the Company could increase net debt by $367.8 million and remain in compliance with these debt covenants. Alternatively, adjusted EBITDA could decrease by $64.0 million, and the Company would remain in compliance with these covenants. The Company believes it will continue to maintain compliance with these covenants based on its current outlook.  However, the Company’s estimates of compliance with these covenants could change in the future with a deterioration in economic conditions including as a result of COVID-19.

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

At September 30, 2021 the Company's consolidated cash and cash equivalents included $71.7 million held by non-U.S. subsidiaries. At September 30, 2021 approximately 4% of the Company's consolidated cash and cash equivalents had regulatory restrictions that would preclude the transfer of funds with and among subsidiaries. Non-U.S. subsidiaries also held $20.9 million of cash and cash equivalents in consolidated strategic ventures. The strategic venture agreements may require strategic venture partner approval to transfer funds with and among subsidiaries. While the Company's remaining non-U.S. cash and cash equivalents can be transferred with and among subsidiaries, the majority of these non-U.S. cash balances will be used to support the ongoing working capital needs and continued growth of the Company's non-U.S. operations.

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

Prior to our acquisition of ESOL on April 6, 2020, the prior owner of the business, Stericycle, Inc., had identified two material weaknesses in their internal control over financial reporting, related in part to ESOL. The first material weakness relates to an incomplete implementation and monitoring of its general information technology controls in the areas of user access and program change management for systems supporting Stericycle Inc.'s internal control process, including ESOL. The second material weakness relates to not fully designing, implementing and monitoring certain controls relevant to the revenue and cost of disposal processes, including certain general information technology controls. As of September 30, 2021, we are not yet in a position to conclude that the material weaknesses have been remediated.

As of September 30, 2021, an evaluation was performed, under the supervision and with the participation of the Company’s management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a – 15(b), as amended. Based upon that evaluation, such officers concluded that the Company's disclosure controls and procedures are considered ineffective until the material weaknesses in our internal control over financial reporting described above have been determined to have been remediated.

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

Remediation Plan

The Company has designed and implemented general information technology controls for ESOL’s systems and has implemented additional controls to enhance check-in procedures at the waste processing facilities and monitoring controls over the order and invoicing processes. Management is in the process of testing the operating effectiveness of these controls.

Management will conclude on the remediation when the applicable controls have operated for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

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

PART II — OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS
Information on legal proceedings is included in Note 12, Commitments and Contingencies, in Part I, Item 1, Financial Statements.

ITEM 1A.     RISK FACTORS
The Company's risk factors as of September 30, 2021 have not changed materially from those described in Part 1, Item 1A, "Risk Factors" of the Company's Annual Report on Form 10-K for the year ended December 31, 2020, except for the risk factor below.

Although we announced our intention to conduct a process for the divestiture of our Rail division, we may be unable to complete a transaction on favorable terms or at all and our pursuit of a divestiture could adversely affect our businesses, results of operations and financial condition.

On November 2, 2021, we announced that we intend to conduct a process beginning in the first half of 2022 for the divestiture of our Rail division. Our announcement, and our conducting, of a divestiture process for our Rail division involves various risks and uncertainties, including the risk that we may be unsuccessful in identifying an acquirer for the division, unable to enter into an agreement for a transaction and any agreement that we may enter into may not be on favorable terms and/or may not be completed due to regulatory or other factors. Moreover, the announcement and conduct of the divestiture process could cause disruptions in, and create uncertainty surrounding, our Rail division, including affecting the Rail division’s relationships with its existing and future customers, suppliers and employees, which could have an adverse effect on the Rail division’s results of operations and financial condition, potentially making it more difficult to successfully complete a transaction on favorable terms. If we are unable to complete a divestiture of our Rail division or we complete a transaction on unfavorable terms, we may suffer negative publicity, our Rail and other businesses may suffer, our results of operations, financial condition or cash flows may be adversely effected and the market value of our shares may fall. In addition, the divestiture process may require commitments of significant time and resources on the part of management. As a result, the divestiture process may divert management’s attention from overseeing, and exploring opportunities that may be beneficial to, our other businesses and operations and, as such, adversely affect our other businesses and operations and harm our results of operations, financial condition or cash flows and the market value of our shares.

ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 5.        OTHER INFORMATION
On October 27, 2021, the Company entered into Amendment No. 8 to Third Amended and Restated Credit Agreement with certain financial institutions and Bank of America, N.A. to make certain amendments in connection with the discontinuation of LIBOR. The Amendment No. 8 to Third Amended and Restated Credit Agreement is filed as Exhibit 10.1 hereto and incorporated into this Item 5 by reference.

ITEM 6.        EXHIBITS

The following exhibits are included as part of this report by reference:

Exhibit Number	Description
10.1
Amendment No. 8 to Third Amended and Restated Credit Agreement dated October 27, 2021, among the Company, the subsidiaries of the Company party thereto, and Bank of America, N.A., as administrative agent.

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

HARSCO CORPORATION
(Registrant)

DATE	November 2, 2021	/s/ ANSHOOMAN AGA
Anshooman Aga
Senior Vice President and Chief Financial Officer
(On behalf of the registrant and as Principal Financial Officer)

DATE	November 2, 2021	/s/ SAMUEL C. FENICE
Samuel C. Fenice
Vice President and Corporate Controller
(Principal Accounting Officer)