Form 10-K
period 2021-12-31
HARSCO CORP
filed 2022-02-24
CIK 45876

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the fiscal year ended December 31, 2021

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
The aggregate market value of the Company's voting stock held by non-affiliates of the Company as of June 30, 2021 was $1,617,067,000
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

Class	Outstanding at January 31, 2022
Common stock, par value $1.25 per share	79,225,394
DOCUMENTS INCORPORATED BY REFERENCE
Selected portions of the 2022 Proxy Statement are incorporated by reference into Part III of this Report.

HARSCO CORPORATION
FORM 10-K

Glossary of Terms

Unless the context requires otherwise, "Harsco," the "Company," "we," "our," or "us" refers to Harsco Corporation on a consolidated basis. The Company may use other terms in this Annual Report on Form 10-K, including the Consolidated Financial Statements and Notes, which are defined below:

Term	Description
AOCI	Accumulated Other Comprehensive Income (Loss)
AXC	The former Harsco Industrial Air-X-Changers business
Board	The Board of Directors of Harsco Corporation
CARES Act	Coronavirus Aid, Relief, and Economic Security Act
CCIRs	Cross-currency interest rate swaps
CE	Harsco Clean Earth Segment
CERCLA	Comprehensive Environmental Response, Compensation, and Liability Act of 1980
Clean Earth	CEHI Acquisition Corporation and Subsidiaries
COVID-19	The COVID-19 coronavirus pandemic
Credit Agreement	Credit Agreement governing the Senior Secured Credit Facilities
DEA	United States Drug Enforcement Agency
DTSC	California Department of Toxic Substances Control
EBITDA	Earnings before interest, tax, depreciation and amortization
ESOL	Stericycle Environmental Solutions business
FASB	Financial Accounting Standards Board
HE	Harsco Environmental Segment
IBORs	Interbank offered rates
ICMS	Type of value-added tax in Brazil
IKG	The former Harsco Industrial IKG business
ISDA	International Swaps and Derivatives Association
LIBOR	London Interbank Offered Rates
MEPP	Multiemployer pension plan
New Term Loan	$500 million term loan B raised in March 2021 under the Senior Secured Credit Facilities
NPPC	Net periodic pension cost (income)
OCI	Other Comprehensive Income (Loss)
PA DEP	Pennsylvania Department of Environmental Protection
PK	The former Harsco Industrial Patterson-Kelley business
RCRA	Resource Conservation and Recovery Act
Revolving Credit Facility	$700 million multi-year revolving credit facility under the Senior Secured Credit Facilities
ROU	Right of use
SBB	Federal railway system of Switzerland
SCE	Supreme Council for Environment in Bahrain
SEC	Securities and Exchange Commission
Senior Notes	$500 million 5.75% notes due July 31, 2027
Senior Secured Credit Facilities	Primary source of borrowings comprised of the New Term Loan and the Revolving Credit Facility
SPRA	State Revenue Authorities from the State of São Paulo, Brazil
Term Loan A	$280 million term loan issued under the Senior Secured Credit Facilities, outstanding balance repaid on March 10, 2021
Term Loan B	Term loan issued under the Senior Secured Credit Facilities, outstanding balance repaid on March 10, 2021
TSDF	Treatment, storage, and disposal facility permits issued under the Resource Conservation and Recovery Act
U.S. GAAP	Accounting principles generally accepted in the U.S.

PART I
Item 1.    Business.
OUR COMPANY - OUR VISION
Harsco Corporation is a market-leading, global provider of environmental solutions for industrial and specialty waste streams. Our two reportable business segments are Harsco Environmental and Harsco Clean Earth and we are a single-thesis environmental solutions company that is a leader in the markets we serve.

We have worked in recent years to both transform our portfolio and strengthen our financial results, and we have invested to achieve these objectives and to grow the Company. These investments include targeted organic investments, as well as mergers and acquisitions, that have accelerated our business transformation. The purchases of Clean Earth and ESOL, along with the sale of our energy-linked business in 2019 and our intention to sell our Rail business, have been significant strategic steps for our Company. As a result, 100% of our revenues from continuing operations in 2021 were generated from our two environmentally-focused segments. It also is important to note that these transactions have reduced the Company’s portfolio complexity and business cyclicality.

More broadly, we are committed to viewing every customer need through a sustainability lens. Our customers are increasingly expecting more customizable solutions that address environmental challenges within their industries. The Company is responding to this need by helping our customers build better businesses and, in a larger sense, a better environment. Our go-forward strategy is clear: to continue building a leading, global environmental solutions company.

SEGMENT INFORMATION
The Company’s current operations consist of two reportable business segments: Harsco Environmental and Harsco Clean Earth. Until 2019, the Company also reported the Harsco Industrial Segment composed of three businesses, which were sold in 2019 and 2020. In addition, until the fourth quarter of 2021, the Company reported the Harsco Rail Segment. The Company has announced its intention to sell the Rail business. Historical results for Harsco Industrial and Harsco Rail are accounted for as discontinued operations.

The Company reports segment information using the “management approach,” based on the way management organizes and reports the segments within the enterprise for making operating decisions, assessing performance and allocating capital. The Company’s reporting segments are identified based upon differences in products, services, and markets served. Financial information concerning segments and international and domestic operations is included in Note 16, Information by Segment and Geographic Area, in Part II, Item 8, “Financial Statements and Supplementary Data.”

Our revenues by business segment are as follows, and a further description of the products and services offered through these business segments is presented below.

HARSCO ENVIRONMENTAL

BUSINESS OVERVIEW
Our Harsco Environmental Segment can trace its heritage back to the earliest efforts in industrial recycling and environmental resource management. Where others only saw waste and expense, we saw opportunity and value nearly 100 years ago. HE was founded upon market insights, grounded in respect for the environment, efficient use of resources, and optimism for the future.

Today, HE is a premier, global provider of environmental services and material processing to the global steel and metals industries. HE partners with its global customer base to deliver production-critical on-site operational support and resource recovery services, through management of our customers’ primary waste or byproduct streams. Our services support the metal manufacturing process, generating significant operational and financial efficiencies for our customers and allowing them to focus on their core steelmaking businesses.

HE serves 70 customers at approximately 150 sites in approximately 30 countries. Our diversified customer base includes the largest steel producers in the regions where we operate, serving a mix of mini-mill and integrated operations. In recent years, HE has greatly extended its reach, signing new services contracts in bellwether emerging markets like India, and further strengthening our footprint in the Americas and Europe. As a result, our global portfolio is balanced and diversified, with foreign currency risk partially mitigated by the fact that our operating costs and revenues are regularly denominated in local currencies.

In addition to providing critical services to our customers, we provide zero-waste solutions for relevant waste or byproduct streams - an important component of our value proposition. We repurpose processed material for alternative uses and / or convert this material into viable products to be sold in other markets via our ecoproducts™ offerings and capabilities. Our ecoproductsTM portfolio includes road and roofing materials, abrasives, agriculture products and aggregates. This expertise is increasingly important to our customers as environmental regulations increase and the marketplace grows more averse to landfilling waste.

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

Our contract renewal rates are high, with many customer relationships that span decades. Our largest customers today include ArcelorMittal, Tata, Gerdau, Tisco, and Hebei Iron and Steel Company. We serve most of our major customers at multiple sites, often under multiple contracts. The length of our customer relationships reflects our value proposition. Customers choose the Company to (1) achieve operational and financial efficiencies; (2) concentrate their efforts on metal manufacturing and supporting end-market product demands; (3) gain access to process innovations and technologies developed by the Company; and (4) leverage our downstream product applications and know-how. HE had one customer in each of the past three years that provided more than 10% of this segment's revenues, again under many long-term contracts at multiple sites.

On December 31, 2021, the Company's services contracts had estimated future revenues of $3.4 billion at current production levels, compared with $3.5 billion at December 31, 2020, with the decrease primarily due to the timing of contract expirations. These contract values provide the Company with a substantial base of anticipated long-term revenues. Approximately 21% of these revenues are expected to be recognized by December 31, 2022; approximately 39% of these revenues are expected to be recognized between January 1, 2023 and December 31, 2025; approximately 20% of these revenues are expected to be recognized between January 1, 2026 and December 31, 2028; and the remaining revenues are expected to be recognized thereafter. Estimated future revenues are exclusive of anticipated contract renewals, projected volume increases and ad-hoc services as well as future revenues from roofing granules, abrasives products, roadmaking materials, additives and specialty recovery technology services.

ON-SITE SERVICES
HE provides a broad range of services, most of which address our customers’ environmental challenges. In total, these services reduce both landfill waste and the carbon footprint of our customers’ sites. In 2021, on-site services represented approximately 86% of HE’s revenues. A summary of our most significant services is as follows:

Resource Recovery, Metal Recycling and Slag Optimization
Resource recovery, metal recycling and slag optimization is the core component of our service offerings. We capture liquid steel waste or byproduct (slag) and transport it for cooling, treatment and conditioning. We then recover valuable metal from the waste-stream, which is returned to our customer in a form suitable for recycling through the customers’ manufacturing process. Finally, the residual non-metallic processed material is transformed into environmental products that create new and additional revenue streams to other customers.

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

ECOPRODUCTS™
HE creates value-added downstream products from industrial waste-streams. Our experience in manufacturing these products and successfully penetrating relevant end-markets is an important differentiator for the Company. These zero-waste solutions preserve our natural resources and reduce or eliminate landfill disposal. Ecoproducts in 2021 represented approximately 12% of HE’s revenues, and our major ecoproducts include the following:

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

Reed is also one of the largest U.S. manufacturers of abrasives, using coal as well as copper slag and crushed glass, for the surface preparation market. Our BLACK BEAUTY® and SURE/CUT™ abrasives are well-recognized within the industry and are used as blast material to remove paint, rust, and other coatings from surfaces, prior to applying a new finish.

Metallurgical Additives
The Company’s custom-designed steelmaking additives facilitate fluid slag formation in the steelmaking process, thus improving customer productivity and helping achieve the steel product specifications required for today’s premium applications.

Agriculture and Turf Products
We produce soil conditioners and fertilizers, principally from stainless steel slag that optimize crop yields and turf performance. CrossOver® and AgrowSil® products are our leading silicon, calcium and magnesium-based product brands, sold mainly in the Americas. These products are formulated to address nutrient deficiencies and toxicity issues in soil as well as to help plants withstand outside pressures and disease.
Cement Additives
Steel slag is naturally cementitious and commonly blended with other materials to produce environmentally-friendly, high-performing cement products. Cement made with slag aggregate can achieve permeabilities and other attributes that compare favorably to concrete made with conventional aggregates.

ALTEK GROUP
Altek is a UK-based manufacturer of market-leading products that enable aluminum producers and recyclers to manage and extract value from critical waste streams, reduce waste generation, and improve operating productivity. The cost-efficient recovery of metal and other valuable materials is increasingly important to the aluminum industry. Altek’s products and technologies address this challenge, and its latest AluSalt® innovation offers customers a breakthrough technology that converts salt slag waste into valuable products, addressing one of the largest environmental concerns within the aluminum market.

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

A summary of our key growth initiatives is as follows:
•Further Penetrate Existing Sites. Given our broad services capabilities, we see potential for add-on services contracts at existing sites.
•New Sites. We continue to pursue new services contracts in certain markets, particularly in emerging economies where out-sourcing opportunities are significant because of increased environmental awareness or where steel consumption (production) is set to grow.
•Investment in Downstream Products. We see ample opportunities to expand certain products businesses, and our investment in new SteelPhalt™ (road materials) plants in Europe is a recent example.
•Innovation. We are at the forefront of innovation in our industry. Our innovation programs are specifically focused on helping our customers solve their most pressing environmental challenges amid ever-increasing regulation. This initiative includes developing new customer or industry solutions, either in-house or externally, and expanding the usage of technologies that already exist within our business.

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

HARSCO CLEAN EARTH

BUSINESS OVERVIEW
In June 2019, the Company acquired Clean Earth, one of the largest specialty waste processing companies in the U.S. CE provides processing and beneficial reuse solutions for hazardous wastes and soil and dredged materials. In April 2020, the Company acquired ESOL, an established waste transportation, processing and services provider with a comprehensive portfolio of disposal solutions for customers primarily across the industrial, retail and healthcare markets. These acquisitions accelerated Harsco’s transformation into a global, market-leading, single-thesis environmental solutions platform.

Combined, CE now operates 19 RCRA Part B permitted TSDF facilities and supporting 10-day transfer facilities across the U.S., serving more than 90,000 customer locations while utilizing a fleet of over 700 vehicles. It also holds a portfolio of more than 500 critically-important permits, and the waste handled by CE is recycled or beneficially reused.

Specialty-waste permits have considerable value, and CE is positioned to take advantage of increasingly stringent regulations on the handling of this waste. These dynamics provide recurring revenues and support attractive underlying growth. CE also operates in a fragmented market where acquisition opportunities are likely to develop. As a result, we see CE as a platform for growth as we continue to expand our focus as an environmental solutions company.

INTEGRATION
By the end of 2022, the Company expects to integrate and fully realize identified synergies and profit improvement potential from the acquisition of ESOL. These improvements are anticipated through transportation and disposal efficiencies, procurement and operational savings, and commercial benefits.

CUSTOMERS
CE provides low-cost, regulatory-compliant solutions to a diverse base of customers. These customers include waste generators in numerous industries, including chemicals, power, aerospace, medical, retail and metals, as well as integrated waste companies and brokers. CE also services federal, state and local governments as well as developers linked to large infrastructure and redevelopment projects. CE had one customer in 2021 and 2020 that provided more than 10% of this segment's revenues.

LINES OF BUSINESS

Hazardous Waste
CE provides testing, tracking, processing, recycling, and disposal services for hazardous waste and it operates 19 RCRA Part B permitted TSDF facilities and several waste water processing permits that enable the Company to process a variety of complex hazardous wastes, consisting of toxic, reactive and flammable materials such as industrial wastewater, manufacturing sludge, oily-mixtures, chemicals, pesticides, asbestos pharmaceutical waste, and landfill leachate with per- and polyfluoroalkyl substances ("PFAS"). The remaining facilities handle a limited number of other wastes, including electronics, batteries and light bulbs. These operations possess unique and differentiated processing technologies, such as applications for aerosol can and medical waste recycling. In 2021, this line of business represented approximately 82% of CE’s revenues.

Soil and Dredged Materials
CE processes approximately 3 million tons per year of contaminated soil at thirteen locations. These soils are contaminated with heavy metals, PCBs, pesticides, PFAS or other chemicals, and the related clean-up work is often the result of infrastructure improvements, private redevelopment, industrial site remediation and/or underground storage tank removal. CE treats and recycles this soil through various processes, after which the material is suitable for beneficial reuse as construction fill material or landfill capping. CE also operates one facility to treat dredged material, the sediment accumulated at the bottom of waterways that is removed for environmental (clean-up) or maintenance (maintain depth) purposes. After treatment, these materials are also beneficially reused as fill material. In 2021, this line of business represented approximately 18% of CE’s revenues.

OPERATIONS AND PERMITS
CE provides a suite of regulation-compliant treatment solutions for hazardous and non-hazardous wastes that can be tailored to meet customer-specific requirements. The solutions include soil remediation and recycling, dredged material stabilization and beneficial reuse, hazardous and non-hazardous waste stabilization and solidification, fuel blending, management and recycling, battery and electronic waste recycling, and secure electronic data destruction.

Additionally, CE holds a portfolio of more than 500 process, treatment and operating permits, including the ones mentioned above. This permit portfolio is difficult to duplicate, making these permits valuable and critically-important assets in this heavily-regulated industry. CE’s ability to secure new permits or permit modifications for new waste streams or processes in the future remains an important growth lever for the business.

BACKLOG
The dollar value of CE's backlog is excluded due to the short-cycle nature of services provided and variability in revenues due to the timing of receipt and composition of materials.

GROWTH
Favorable underlying market dynamics, driven by increased regulation and a growing list of contaminants and hazardous materials, and investment are anticipated to fuel CE’s growth in the coming years. We also anticipate penetrating the market with new treatment solutions and expansion of existing technologies, including permit modifications and applications in new geographic markets. Lastly, CE is well-positioned to benefit from a positive outlook for maintenance and environmental dredging, and over time we expect acquisitions to be an important growth lever for CE. CE operates in a very fragmented, regionally-driven market, and as a result, we expect to pursue acquisition opportunities that may provide increased scale and/or new capabilities, along with synergies and attractive financial returns to the Company.

COMPETITION
Given the fragmented nature of the specialty waste industry, CE competes with numerous companies. Our larger peers include Clean Harbors, Heritage Environmental Services, and U.S. Ecology within the hazardous materials line of business, and GFL Environmental and Impact Environmental within the contaminated materials market. CE differentiates itself from competitors through service reliability and responsiveness, its diverse operating capabilities and regulatory compliant solutions, and the value it provides through providing environmentally superior solutions relative to other disposal alternatives in the regions where it operates.

ENVIRONMENTAL, SOCIAL AND GOVERNANCE ("ESG")
We are committed to building a global, market-leading environmental solutions company that preserves our environment, adheres to ethical and responsible business practices, and supports our customers as they do the same. ESG is central to our business strategy and operations - our employees are inspired to develop innovative products and services that positively impact the environment and support the Company’s growth.

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
•Excellence in Corporate Governance. Excellence in corporate governance is fundamental to how we manage and operate the Company, from our everyday business to ESG issues. Our Code of Conduct and our Core Values lie at the center of all we do. Through these policies and guidelines, we have equipped every employee with the tools, training, and guidance to always do the right things, the right way. Oversight of our ESG practices is provided by the Governance Committee of the Company’s Board.

Further details on our ESG initiatives and accomplishments can be found in our latest ESG Report. This report, published in May of 2021, is our most comprehensive sustainability report to date and can be found on the Company’s website (www.harsco.com/sustainability) along with other related policies. Unless specifically stated herein, documents and information on the Company's website are not incorporated by reference into this document.

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

In the fourth quarter of 2021, the Company concluded and announced that its Rail business was no longer aligned with our strategic direction, and it was the appropriate time to begin a formal evaluation of strategic alternatives with the intention to sell the business. As a result, Rail is reclassified as held for sale and reported as discontinued operations for all years presented.

In April 2020 the Company completed the acquisition of ESOL, from Stericycle, Inc., for $429.0 million in cash, inclusive of post-closing adjustments. ESOL is an established waste transportation, processing and services provider with a comprehensive portfolio of disposal solutions for customers primarily across the industrial, retail and healthcare markets. ESOL's network includes 13 permitted TSDF facilities and 48 10-day transfer facilities serving more than 90,000 customer locations utilizing a fleet of more than 700 vehicles. The acquisition of ESOL furthered our transformation into a market-leading, single-thesis environmental solutions platform. The results of ESOL are included in CE.

In June 2019, the Company acquired Clean Earth from Compass Diversified Holdings for approximately $628 million in cash. This acquisition expanded the Company’s environmental service capabilities, while providing the Company entry into the specialty market, which possesses attractive organic growth and recurring revenues characteristics as well as a platform for future acquisition growth.

Also, in 2019, the Company completed the sale of the AXC business for approximately $600 million (July 2019) and the PK business (November 2019) for approximately $60 million in cash. In January 2020, the Company sold its IKG business for $85.0 million, including a note receivable with a face value of $40.0 million. These divestitures accelerated the transformation of the Company's portfolio of businesses into a global leading provider of environmental solutions and services, and significantly reduce the Company’s exposure to the cyclicality of the U.S. energy market.

SEASONALITY
The Company's businesses can be subject to seasonal fluctuations. Demand for services and solutions provided by HE are subject to seasonal changes related to weather conditions, inventory management through the steel-industry supply chain, and customer operating outages. The timing of these impacts varies by region, however, overall customer demand for HE across its global footprint tend to be strongest in the second quarter and third quarter of each year. CE, meanwhile, provides services that can also fluctuate seasonally with weather, construction activity, retail spending and municipal waste collection programs. As a result, demand for CE services tends to be weakest in the first and fourth quarters of each year.

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

ENVIRONMENTAL COMPLIANCE
The Company is subject to various environmental regulations within its global operations and the scope of relevant environmental regulation expanded following the Company’s acquisition of Clean Earth and ESOL in 2019 and 2020, respectively. CE operates within an industry that is subject to stringent environmental regulations by federal, state and local authorities, which regulate the treatment and disposal of specialty waste. Facility and operating permits or approvals from these authorities are required to maintain operations. The nature of these permits varies by jurisdiction and are based on the activities at a particular site. These permits are generally difficult to obtain. This dynamic, along with increased regulation on the treatment and disposal of specialty waste, is beneficial to our CE business.

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

The Company regards compliance with all applicable environmental regulations as critical to its business. Historically, the Company has been able to renew and retain all required permits to maintain its operations and it has not experienced substantial difficulty complying with relevant environmental regulations. The Company also does not anticipate making any material capital expenditures to comply with, or improve, environmental performance in the future. While environmental regulations may increase or expand, we cannot predict the extent of this future environmental regulation, its related costs and the overall effect on the Company’s business.

For additional information regarding environmental matters see Note 12, Commitment and Contingencies, in Part II, Item 8, “Financial Statements and Supplementary Data.”

HUMAN CAPITAL RESOURCES
As of December 31, 2021, we had approximately 12,000 employees, excluding contingent workers, in more than 35 countries. The majority of these employees are represented by labor unions, through approximately 90 collective bargaining agreements.

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

In response to the COVID-19 pandemic, we developed and implemented robust principals and standards, in consultation with infectious disease and public health experts, for what we consider to be in the best interest of our employees, as well as the communities in which we operate, to ensure we not only complied with governmental regulations, but created safe work environments for our employees.

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

Diversity, Equity, Engagement and Inclusion
Diversity, equity, engagement, and inclusion (“DEE&I”) is an integral part of the Company’s values and processes that support recruitment, hiring, training, retention and advancement. In an effort to advance the Company’s commitment to DEE&I, the Company has taken the following steps in 2021:
•Established a DEE&I Council which is co-chaired by our CEO and Senior Vice President & Chief Human Resources Officer and comprised of 10 cross-functional leaders from each of our business units. The DEE&I Council is accountable for directly shaping and promoting the Company’s DEE&I strategy and subsequent key initiatives.
•Launched its first-ever Employee Resource Group - Women of Harsco - whose mission is to promote the advancement of women across the Company through personal and professional development, mentorship, and empowerment.
•Tied key management's incentive compensation to the achievement of specific DEE&I strategic goals.

Talent Development and Succession
We believe our development processes ensure continuity of leadership over the long term. Thus annually we undertake a talent review process to access the organizational capabilities required to execute our strategy, create tailored development plans and understand the depth of our succession preparedness. Our objective is to build the readiness of various talent pools within the organization in order to select and promote key talent. In addition, we continue to invest in our employees through technical training, professional development and skills upgrade throughout the year.

CORPORATE INFORMATION
The Company was incorporated in 1956. The Company’s global headquarters and executive offices are located at 350 Poplar Church Road, Camp Hill, Pennsylvania 17011, and its main telephone number is 717-763-7064.

The Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to such reports filed with or furnished to the SEC under Sections 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available on the Company’s website at investors.harsco.com as soon as reasonably practicable after such reports are electronically filed with the SEC. Additionally, the SEC maintains a website that contains reports, proxy and other information regarding issuers that electronically file with the SEC at www.sec.gov.

AVAILABLE INFORMATION
Our website address is www.harsco.com. Copies of our key Corporate governance documents, such as our Code of Business Conduct, as well as our Board's composition and structure can be viewed on our website under the “Corporate Governance” subheading of the “Our Company” page. Additionally, further information on our Corporate Sustainability initiatives also can be accessed through the “Our Company” page. The information posted on the Company’s website is not incorporated into the Company’s SEC filings.

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
On April 6, 2020 the Company completed the acquisition of ESOL. Prior to the acquisition, ESOL was operated as a division of Stericycle. The success of the acquisition, as well as the Company’s ability to realize its anticipated benefits, depends in large part on the ability to successfully integrate the ESOL and Clean Earth businesses and improve the operating results of the ESOL business. The Company achieved significant integration milestones since the acquisition, however the integration remains ongoing, partially due to the difficulties integrating businesses during the ongoing pandemic. This integration is complex and time consuming, and the failure of successfully integrating may result in the Company not fully achieving the anticipated benefits of the ESOL acquisition. Potential difficulties the Company may encounter as it looks to complete the integration process include (i) the inability to successfully integrate the transportation network of the former ESOL business with the Clean Earth facilities; (ii) complexities and unanticipated issues associated with integrating the two businesses’ complex systems, technologies and operating procedures; and (iii) making any necessary modifications to the internal control environment.

Although we announced our intention to conduct a process for the divestiture of our Rail division, we may be unable to complete a transaction on favorable terms or at all and our pursuit of a divestiture could adversely affect our businesses, results of operations and financial condition.
On November 2, 2021, we announced that we intend to conduct a process beginning in the first half of 2022 for the divestiture of our Rail division. Our announcement, and our conducting, of a divestiture process for our Rail division involves various risks and uncertainties, including the risk that we may be unsuccessful in identifying an acquirer for the division, unable to enter into an agreement for a transaction and any agreement that we may enter into may not be on favorable terms and/or may not be completed due to regulatory or other factors. Moreover, the announcement and conduct of the divestiture process could cause disruptions in, and create uncertainty surrounding, our Rail division, including affecting the Rail division’s relationships with its existing and future customers, suppliers and employees, which could have an adverse effect on the Rail division’s operations and financial condition, potentially making it more difficult to successfully complete a transaction on favorable terms. If we are unable to complete a divestiture of our Rail division or we complete a transaction on unfavorable terms, we may suffer negative publicity, our Rail and other businesses may suffer, our results of operations, financial condition or cash flows may be adversely affected and the market value of our shares may fall. In addition, the divestiture process may require commitments of significant time and resources on the part of management. As a result, the divestiture process may divert management’s attention from overseeing and exploring opportunities that may be beneficial to our other businesses and operations and, as such, adversely affect our other businesses and operations and harm our results of operations, financial condition or cash flows and the market value of our shares.

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

Customer concentration and related credit and commercial risks, together with the long-term nature of contracts, may adversely impact the Company's results of operations, financial condition and cash flows.
For the year ended December 31, 2021, the Company’s top five customers in the Harsco Environmental Segment accounted for approximately 32% of revenues in that Segment and 18% of the Company’s consolidated revenues. For the year ended December 31, 2021, the Company’s top five customers in the Clean Earth Segment accounted for approximately 29% of the revenues in that Segment and 12% of the Company’s consolidated revenues. The Company routinely enters into contracts with its top customers of varying length and scope. Disagreements between the parties can arise as a result of the scope, nature and varying degree of relationship between the Company and these customers and can result in disagreements between the Company and a customer that could impact multiple regions within the Company’s business.

The Clean Earth Segment may enter into a long-term contract with a customer covering multiple regions in the United States. A dispute with a customer in one region in the United States could impact the Company’s revenues related to that customer in another region. The Harsco Environmental Segment may incur capital expenditures or other costs at the beginning of a long-term contract that it expects to recoup through the life of the contract. Some of these contracts provide for advance payments to assist the Company in covering these costs and expenses. A dispute with a customer during the life of a long-term contract could impact the ability of the Company to receive payments or otherwise recoup incurred costs and expenses.

Finally, both the Harsco Environmental Segment and the Harsco Clean Earth Segment have several large customers and, if a large customer were to experience financial difficulty or file for bankruptcy or receivership protection, it could adversely impact the Company's results of operations, cash flows and asset valuations.

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
•The Rail business competes with companies that manufacture similar products both internationally and domestically. Certain international competitors export their products into the U.S. and sell them at lower prices, which can be the result of lower labor costs and government subsidies for exports. In addition, certain competitors may from time to time sell their products below their cost of production in an attempt to increase their market share. Such practices may limit the prices the Rail business can charge for its products and services. Unfavorable foreign exchange rates can also adversely impact the Rail business’s ability to match the prices charged by international competitors. If the Rail business is unable to match the prices charged by competitors, it may lose customers.

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
The Harsco Clean Earth Segment maintains insurance coverage, but these policies do not cover all of its potential losses, costs, or liabilities. The Company could suffer losses for uninsurable or uninsured risks or in amounts in excess of its existing insurance coverage, which would significantly affect its financial performance. For example, the Company's pollution legal liability insurance excludes costs related to fines, penalties, or assessments. The Company's insurance policies also have deductibles and self-retention limits that could expose it to significant financial expense. The Company’s ability to obtain and maintain adequate insurance may be affected by conditions in the insurance market over which it has no control. The occurrence of an event that is not fully covered by insurance could have a material adverse effect on the Company’s business, financial condition, and results of operations. In addition, the Harsco Clean Earth Segment’s business requires that it maintain various types of insurance. If such insurance is not available or not available on economically acceptable terms, the Clean Earth Segment’s and our businesses could be materially and adversely affected.

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

Stringent regulations of federal, state and local governments have a substantial impact on the Harsco Clean Earth Segment’s transportation, treatment, storage, disposal and beneficial use activities. Many complex laws, rules, orders and regulatory interpretations govern environmental protection, health, safety, noise, visual impact, odor, land use, zoning, transportation and related matters. The Company also may be subject to laws concerning the protection of certain marine and bird species, their habitats, and wetlands. It may incur substantial costs in order to conduct its operations in compliance with these environmental laws and regulations. Changes in environmental laws or regulations or changes in the enforcement or interpretation of existing laws, regulations or permitted activities may require the Company to make significant capital or other expenditures, to modify existing operating licenses or permits, or obtain additional approvals or limit operations. New environmental laws or regulations that raise compliance standards or require changes in operating practices or technology may impose significant costs and/or limit the Company’s operations.

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

Increases in purchase prices (or decreases in selling prices) or availability of steel or other materials and commodities may affect the Company's profitability.
The profitability of the Company's products and services may be affected by changing purchase prices of raw material, including steel and other materials and commodities, supplier costs or own labor costs. If raw material costs, supplier or labor increase and the costs cannot be transferred to the Company's customers, results of operations would be adversely affected. Additionally, decreased availability of steel or other materials or services could affect the Company's ability to provide products and services in a timely manner. If the Company cannot obtain the necessary raw materials, then revenues and cash flows could be adversely affected.

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
The Company operates at facilities that may be inherently dangerous workplaces. The Harsco Clean Earth Segment operates facilities that accept, process and/or treat materials provided by its customers. The Harsco Environmental Segment has operations at customers' steel producing sites, which often times involve extreme conditions. If serious accidents or fatalities occur or its safety record was to deteriorate, it may be ineligible to bid on certain work, and existing service arrangements could be terminated. Further, regulatory changes implemented by the Occupational Safety and Health Administration, or similar foreign agencies, could impose additional costs on the Company. Adverse experience with hazards and claims could result in liabilities caused by, among other things, injury or death to persons, which could have a negative effect on the Company’s reputation with its existing or potential new customers and its prospects for future business.

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
A significant portion of the Company's employees are represented by labor unions in a number of countries under various collective bargaining agreements with varying durations and expiration dates. There can be no assurance that any current or future issues with the Company's employees will be resolved or that the Company will not encounter future strikes, work stoppages or other types of conflicts with labor unions or the Company's employees. The Company may not be able to satisfactorily renegotiate collective bargaining agreements in the U.S. and other countries when they expire. If the Company fails to renegotiate existing collective bargaining agreements, the Company could encounter strikes or work stoppages or other types of conflicts with labor unions. In addition, existing collective bargaining agreements may not prevent a strike or work stoppage at the Company's facilities in the future. The Company may also be subject to general country strikes or work stoppages unrelated to the Company's business or collective bargaining agreements. A work stoppage or other limitations on production at the Company's facilities for any reason could have an adverse effect on the Company's business, results of operations, financial condition and cash flows. In addition, many of the Company's customers and suppliers have unionized work forces, and may experience a lack of qualified employees. Strikes or work stoppages, as well as labor shortages, experienced by the Company's customers or suppliers could have an adverse effect on the Company's business and supply chain, results of operations and financial condition.

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

Increased information technology security threats and more sophisticated computer crime pose a risk to the Company's and its vendors, systems, networks, products and services.
The Company relies upon information technology systems and networks in connection with a variety of business activities, some of which are managed by third parties (which we refer to collectively as our “associated third parties”). Additionally, the Company and its associated third parties collect and store data that is of a sensitive nature, which may include names and addresses, bank account information, and other types of personal information or sensitive business information. The secure operation of these information technology systems and networks, and the processing and maintenance of this data is critical to the Company's business operations and strategy.

Threats to our systems and our associated third parties' systems can derive from human error, fraud, or malice on the part of employees or third parties, or may result from accidental technological failure. Globally these types of threats have increased in number and severity and it is expected that these trends will continue. These threats pose a risk to the security of the Company's systems and networks and the confidentiality, availability and integrity of the Company's data. Should an attack on the Company's or our associated third parties’ information technology systems and networks succeed, it could expose the Company and the Company's employees, customers, dealers and suppliers to misuse of information or systems, the compromising of confidential information, manipulation and destruction of data, production downtimes and operations disruptions. In 2021 an associated third party was the target of a cybersecurity attack. The attack did not result in the theft of personally identifiable information of any employees, but it resulted in logistical challenges with respect to internal reporting systems.

The occurrence of any of these events could adversely affect the Company's reputation, competitive position, business, results of operations and cash flows. While we have cybersecurity insurance related to a breach event covering certain expenses, damages and claims arising from such incidents may not be covered, or may exceed the amount of any insurance available.

In addition, various privacy and security laws govern the protection of this information and breaches in security could result in litigation, regulatory action, potential liability and the costs and operational consequences of implementing further data protection measures. For example, the European Union's ("EU") General Data Protection Regulation ("GDPR") extends the scope of the EU data protection laws to all companies processing data of EU residents, regardless of the company’s location. The potential compliance costs with or imposed by new or existing regulations and policies that are applicable to us could have a material impact on our results of operations.

MACROECONOMIC AND INDUSTRY RISKS

Outbreaks of disease and health epidemics, such as COVID-19, have had, and could continue to have, a negative impact on the Company's business revenues, financial position, results of operations and/or stock price.
COVID-19, and the actions taken by governments, businesses and individuals in response to the pandemic have resulted in, and continue to result in, challenges for the Company. Travel to and from most countries has been suspended or restricted during different stages of the pandemic by air carriers and foreign governments, and extended shutdowns of certain businesses and other activities disrupting global supply chains have occurred. Additionally, we have experienced temporary site closures and other supply chain disruptions because of COVID-19.

COVID-19 continues to impact worldwide economic activity differently in various regions, and will continue to pose the risk that the Company or its employees, contractors, suppliers, customers and other business partners may be prevented from conducting certain business activities for an indefinite period of time, including shutdowns that may be requested or mandated by governmental authorities or otherwise elected by the Company or its customers as a preventive measure to limit the spread of coronavirus disease. In addition, mandated government authority measures or other measures elected by companies as preventative measures may lead to the Company's customers being unable to complete purchases or other activities.

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
•Prolonged slowdowns may result in a decrease in the amount of waste generated, resulting is less hazardous waste collected by the Clean Earth Segment; and
•Capital constraints and increased borrowing costs may also adversely impact the financial position and operations of the Company's customers across all business segments.

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

Compared with the corresponding full-year period in 2020, the average value of major currencies changed as follows in relation to the U.S. dollar during the full-year 2021, impacting the Company's revenues and income:

•British pound sterling strengthened by 7%;
•Euro strengthened by 3%;
•Chinese yuan strengthened by 7%; and
•Brazilian real weakened by 4%

Compared with exchange rates at December 31, 2020, the value of major currencies at December 31, 2021 changed as follows:

•British pound sterling weakened by 1%;
•Euro weakened by 7%;
•Chinese yuan strengthened by 3%; and
•Brazilian real weakened by 7%

To illustrate the effect of foreign exchange rate changes in certain key markets of the Company, in 2021 revenues would have been approximately 1% or $21 million lower and operating income would have been less than 1% or less than $1 million higher if the average exchange rates for 2020 were utilized. In a similar comparison for 2020 revenues would have been 2% or approximately $24 million higher and operating income would have been approximately $3.9 million higher if the average exchange rates for 2019 were utilized.

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
The Company operates in approximately 30 countries, generating 45% of its revenues outside of the U.S. (based on location of the facility generating the revenue) for the year ended December 31, 2021. In addition, as of December 31, 2021, approximately 59% of the Company’s property, plant and equipment is located outside of the U.S. The Company's global footprint exposes it to a variety of risks that may adversely affect the Company's results of operations, financial condition, liquidity and cash flows. These include, but may not be limited to, the following:
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

Furthermore, such laws and standards are subject to change and may become more stringent. Although it is not possible to predict changes in laws or other governmental standards, the development, proposal or adoption of more stringent laws or governmental standards may require the Company to change its processes, for example, by reducing or eliminating use of the regulated component or material in its process. The Company may not be able to develop a new process to comply with such legal and regulatory changes without investing significant time and resources, if at all. In addition, such legal and regulatory changes may also affect buying decisions by the users of the Company’s products that contain regulated materials or that involve the use of such materials in the process. If applicable laws and governmental standards become more stringent, the Company’s results of operations, liquidity and financial condition could be materially adversely affected.

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
The Company uses derivative financial instruments, such as interest rate swaps and foreign currency exchange forward contracts, for a variety of purposes. The Company uses interest rate swaps in conjunction with certain debt issuances in order to secure either a fixed or floating interest rate. The Company uses foreign currency exchange forward contracts as part of a worldwide program to minimize foreign currency operating income and balance sheet exposure. In particular, the Company uses foreign currency exchange forward contracts to hedge commitments, such as foreign currency debt, firm purchase commitments and foreign currency cash flows for certain export sales transactions. The unsecured contracts for foreign currency exchange forward contracts outstanding at December 31, 2021 mature at various times through 2023 and are with major financial institutions. The Company may also enter into derivative contracts to hedge commodity exposures. The failure of one or more counterparties to the Company's derivative financial instruments to fulfill their obligations could adversely affect the Company's results of operations, financial condition, liquidity and cash flows.

The Company’s variable rate indebtedness subjects it to interest rate risk, which could cause the Company's debt service obligations to increase significantly.
The Company's total debt at December 31, 2021 was $1.4 billion. Of this amount, approximately 62% had variable rates of interest and approximately 38% had fixed interest rates. The weighted average interest rate of total debt was approximately 3.8%. At debt levels as of December 31, 2021, a one percentage point increase in variable interest rates would increase interest expense by $6.8 million per year and a one percentage point decrease in variable interest rates would decrease interest expense by $0.5 million due to the interest rate floors on certain credit agreements. Each incremental one percentage point increase in variable interest rates would increase interest expense by an additional $8.7 million. If the Company is unable to successfully manage its exposure to variable interest rates, including through interest rate swaps that the Company has put into place, its debt service obligations may increase even though the amount borrowed remains the same and, in turn, its results of operations and financial condition may be negatively impacted.

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

The Company's defined benefit NPPC is directly affected by equity and bond markets. A downward trend in those markets could adversely impact the Company's results of operations, financial condition and cash flows.
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

Location	Principal Products/Services	Interest
Harsco Environmental Segment
Taiyuan City, China	Environmental Services	Leased
Rotherham, U.K.	Environmental Services	Owned
Drakesboro, Kentucky, U.S.	Ecoproducts - Roofing Granules/Abrasives	Owned
Sarver, Pennsylvania, U.S.	Environmental Services	Owned
Chesterfield, U.K.	Aluminum Dross and Scrap Processing Systems	Owned
Harsco Clean Earth Segment
Middlesex, New Jersey, U.S.	Contaminated Materials Processing	Leased
Hudson, New Jersey, U.S.	Hazardous Waste Processing	Owned/Leased
New Castle, Delaware, U.S.	Contaminated Materials Processing	Leased
Prince Georges, Maryland, U.S.	Contaminated Materials Processing	Owned
Marshall, Kentucky, U.S.	Hazardous Waste Processing	Owned
Wayne, Michigan, U.S.	Hazardous Waste Processing	Owned
Birmingham, Alabama, U. S.	Hazardous Waste Processing	Owned
Inglewood, California, U.S.	Hazardous Waste Processing	Owned
Rancho Cordova, California, U.S.	Hazardous Waste Processing	Owned
Indianapolis, Indiana, U.S.	Hazardous Waste Processing	Leased
Detroit, Michigan, U.S.	Hazardous Waste Processing	Owned
Kansas City, Missouri, U.S.	Hazardous Waste Processing	Owned
Fernley, Nevada, U.S.	Hazardous Waste Processing	Owned
Hatfield, Pennsylvania, U.S.	Hazardous Waste Processing	Owned
Providence, Rhode Island, U.S.	Hazardous Waste Processing	Owned
Avalon, Texas, U.S.	Hazardous Waste Processing	Owned
Houston, Texas, U.S.	Hazardous Waste Processing	Owned
Kent, Washington, U.S.	Hazardous Waste Processing	Owned
Tacoma, Washington, U.S.	Hazardous Waste Processing	Owned
The Harsco Environmental Segment principally operates on customer-owned sites and has administrative offices throughout the world, including Camp Hill, Pennsylvania, U.S. and Leatherhead, U.K. The Harsco Clean Earth Segment has an administrative office in King of Prussia, Pennsylvania. The above table includes the principal properties owned or leased by the Company. The Company also operates from a number of other smaller plants, warehouses and offices in addition to the above. The Company considers all of its properties at which operations are currently performed to be in satisfactory condition and suitable for their intended use.

Item 3.    Legal Proceedings.
Information regarding legal proceedings is included in Note 12, Commitments and Contingencies, in Part II, Item 8, "Financial Statements and Supplementary Data."

Item 4.    Mine Safety Disclosures.
Not applicable.

Supplementary Item.    Information About Our Executive Officers.
Set forth below, at February 24, 2022, are the executive officers of the Company and certain information with respect to each of them. There are no family relationships among any of the executive officers.

Name	Age	Position with the Company
Executive Officers:
F. Nicholas Grasberger III	58	Chairman, President and Chief Executive Officer
Anshooman Aga	46	Senior Vice President and Chief Financial Officer
Samuel C. Fenice	47	Vice President and Corporate Controller
Russell C. Hochman	57	Senior Vice President and General Counsel, Chief Compliance Officer & Corporate Secretary
Wendy Livingston	48	Senior Vice President and Chief Human Resources Officer
David Stanton	56	Senior Vice President and Group President - Harsco Clean Earth

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

Anshooman Aga - Mr. Aga joined Harsco in August 2021 from Cubic Corporation where he was the Executive Vice President and Chief Financial Officer since 2017. Prior to joining Cubic, Mr. Aga was Senior Vice President and Chief Financial Officer of AECOM's multi-billion-dollar Design and Consulting Services business in the Americas. He also held a series of financial leadership positions during his 17 years at Siemens. Mr. Aga holds an MBA from the Crummer Graduate School of Business at Rollins College and a Bachelor of Science degree in Finance from Troy University.

Samuel C. Fenice - Vice President and Corporate Controller since August 16, 2016. Mr. Fenice oversees the administration of all corporate accounting policies and procedures, including internal and external corporate reporting. Mr. Fenice joined Harsco’s Internal Audit team in 2002 and has since held progressively responsible roles in Finance, including two terms as Interim Corporate Controller. Mr. Fenice holds a Bachelor of Science degree in Accounting from The Pennsylvania State University and is a Certified Public Accountant.

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

David Stanton - Senior Vice President and Group President - Harsco Clean Earth since March 2, 2020. Prior to joining the Company in March 2020, Mr. Stanton was with Suez Utility where he served as President from September 2010 until March 2020. From January 2008 until June 2010 Mr. Stanton served as Chief Executive Officer of an early stage company focused on developing and commercializing advanced technology for the reuse of water. Earlier in his career, he held progressively responsible roles in operations and finance at Tyco International and SouthWest Water. Mr. Stanton holds a Bachelor of Science in Electrical Engineering from Cornell University.

PART II
Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Harsco Corporation common stock is listed on the New York Stock Exchange under the trading symbol HSC. At December 31, 2021, there were 79,215,546 shares outstanding. In 2021, the Company's common stock traded in a range of $13.29 to $23.73 and closed at $16.71 at year-end. At December 31, 2021, there were approximately 24,949 stockholders. For additional information regarding the Company's equity compensation plans see Note 14, Stock-Based Compensation, in Part II, Item 8, "Financial Statements and Supplementary Data," Part III, Item 11, "Executive Compensation," and Part III, Item 12 "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters."

Stock Performance Graph

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Harsco Corporation, the S&P Smallcap 600 Index and the Dow Jones US Diversified Industrials Index

$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
12/16
12/17
12/18
12/19
12/20
12/21
Harsco Corporation
S&P Smallcap 600
Dow Jones US Diversified Industrials

*$100 invested on 12/31/16 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2022 Standard & Poor's, a division of S&P Global. All rights reserved.
Copyright© 2022 S&P Dow Jones Indices LLC, a division of S&P Global. All rights reserved.

	December 2016	December 2017	December 2018	December 2019	December 2020	December 2021
Harsco Corporation	100.00	137.13	146.03	169.19	132.21	122.87
S&P Smallcap 600	100.00	113.23	103.63	127.24	141.60	179.58
Dow Jones US Diversified Industrials	100.00	93.41	69.98	88.80	99.85	109.82

Issuer Purchases of Equity Securities
On May 2, 2018, the Company announced that the Board adopted a share repurchase program authorizing the Company to repurchase up to $75,000,000 of outstanding shares of the Company’s common stock through April 24, 2021. The Company did not purchase any shares of common stock under this program during the year ended December 31, 2021.

Item 6.    [Reserved].

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion should be read in conjunction with the Consolidated Financial Statements of Harsco Corporation provided under Part II, Item 8, "Financial Statements and Supplementary Data," of this Annual Report on Form 10-K.
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

Executive Overview
The Company is a market-leading, global provider of environmental solutions for industrial, retail and medical waste streams. The Company's operations consist of two reportable segments: Harsco Environmental and Harsco Clean Earth. The Company is a single-thesis environmental solutions company that is a leader in the markets that we serve. The Harsco Environmental Segment operates primarily under long-term contracts, providing critical environmental services and material processing to the global steel and metals industries, including zero waste solutions for manufacturing byproducts within the metals industry. The Harsco Clean Earth Segment provides waste management services including transportation, specialty waste processing, recycling and beneficial reuse solutions for hazardous waste and soil and dredged materials. The Company has locations in approximately 30 countries, including the U.S. The Company was incorporated in 1956.

On March 10, 2021, the Company amended its Senior Secured Credit Facilities to, among other things, extend the maturity date of the Revolving Credit Facility to March 10, 2026, and to increase certain levels set forth in the total net leverage ratio covenant. In addition, the Company issued a New Term Loan, using the proceeds to repay in full the outstanding Term Loan A and Term Loan B. The New Term Loan matures on March 10, 2028, or earlier, on the date that is 91 days prior to the maturity date of the Company's 5.75% Senior Notes due 2027 if such Senior Notes are outstanding or have not been refinanced at such time. See Note 8, Debt, in Part II, Item 8, "Financial Statements," for additional details.

In November 2021, the Company announced its intent to explore strategic alternatives for the Rail business, with the intention to sell the business. As a result, the (i) carrying value of the assets and liabilities of the Harsco Rail Segment have been classified as Assets held-for-sale and Liabilities of assets held-for-sale on the Consolidated Balance Sheets; (ii) the operating results of the Harsco Rail Segment have been reflected in the Consolidated Statement of Operations as discontinued operations for all periods presented; and (iii) all disclosures have been updated to reflect these changes.

Highlights for 2021 include (refer to the discussion of segment and consolidated results included within Results of Operations below, as well as Liquidity and Capital Resources, for additional information pertaining to the key drivers impacting these highlights):

•Revenues for the year ended December 31, 2021 increased approximately 20% compared with the year ended December 31, 2020. The primary drivers for this increase were the acquisition of ESOL, increased volumes in the Harsco Environmental Segment and Harsco Clean Earth Segment and the impact of foreign currency translation.
•Operating income from continuing operations for the year ended December 31, 2021 increased $91.7 million compared with the year ended December 31, 2020. The primary drivers for this increase were increased volumes in the Harsco Environmental Segment and the Clean Earth Segment; the acquisition of ESOL; acquisition and integration costs primarily related to the ESOL acquisition, which were incurred during 2020 and not repeated; and the recovery of $9.8 million of Brazil sales and use tax expense in the Harsco Environmental Segment.
•Diluted earnings per common share from continuing operations attributable to Harsco Corporation for the year ended December 31, 2021 were $0.28, an increase compared with diluted losses per common share from continuing operations of $(0.63) for the year ended December 31, 2020. The primary drivers of this increase are those noted above for operating income from continuing operations.
•Cash flows provided by operating activities for the year ended December 31, 2021 were $72.2 million, an increase of $18.4 million compared with cash flows provided by operating activities the year ended December 31, 2020. The primary drivers for this increase was higher net income partially offset by an unfavorable change in net working capital. The primary driver of the unfavorable changes in net working capital included lower customer advances and an increase in contract assets primarily for the Rail business related to the continued build of long-term contracts and the timing of sales and collections of accounts receivable primarily in the Harsco Environmental Segment, partially offset by timing of accounts payable.
•Capital expenditures for purchases of property, plant and equipment for the year ended December 31, 2021 were $158.3 million, an increase of $38.1 million or 31.7% compared with the year ended December 31, 2020.

The Company maintains a positive outlook across its businesses supported by favorable underlying growth characteristics in its businesses and investments by the Company to further supplement growth. Financial results have been impacted by the global COVID-19 pandemic that began in 2020. The Company took steps to protect all stakeholders and to minimize the operational and financial impacts of COVID-19. This business pressure was most significant during the second and third quarters of 2020, and while the pace of the recovery varies by end market, and various economic pressures remain, such as supply-chain challenges as well as labor availability and inflation, the Company's financial performance has improved meaningfully since mid-2020. Please refer Part I, Item 1A, "Risk Factors" for additional information related to the potential impacts of COVID-19 on the Company.

For 2022, the Company expects continued growth and increased operating income in both of our reporting segments supported by:
•HE: improved demand for environmental services supported by higher steel production and growth in ecoproducts. Over the longer-term the Company expects that the Harsco Environmental Segment's growth will be driven by economic growth that supports higher global steel consumption as well as investments and innovation that support the environmental solutions needs of customers.
•CE: results are expected to improve in 2022 as a result of organic growth within its hazardous waste processing business as well as the continuous improvement benefits and integration efforts; and despite the current challenges related to labor, transportation and material inflation; and disposal constraints. Beyond 2022, the Company expects this segment to benefit from positive underlying market trends, further growth opportunities and operational synergy opportunities as well as from the less cyclical and recurring nature of this business. These dynamics are expected to provide favorable returns on the Company's investments over time.

Results of Operations

Revenues by Segment

(Dollars in millions)	2021	2020	Change	%
Harsco Environmental	$1,068.1	$914.4	$153.6	16.8%
Harsco Clean Earth	780.3	619.6	160.7	25.9
Total Revenues	$1,848.4	$1,534.0	$314.4	20.5%
Revenues by Region

(Dollars in millions)	2021	2020	Change	%
North America	$1,061.4	$869.5	$191.9	22.1%
Western Europe	442.3	377.1	65.2	17.3
Latin America (a)	132.3	119.5	12.9	10.8
Asia-Pacific	110.8	87.6	23.2	26.5
Middle East and Africa	81.3	63.4	17.9	28.2
Eastern Europe	20.2	17.0	3.2	18.9
Total Revenues	$1,848.4	$1,534.0	$314.4	20.5%
(a)     Includes Mexico.

Operating Income (Loss) and Operating Margins by Segment

(Dollars in millions)	2021	2020	Change	%
Harsco Environmental	$103.4	$59.0	$44.4	75.2%
Harsco Clean Earth	25.6	16.1	9.5	59.3
Corporate	(40.7)	(78.4)	37.7	48.1
Total Operating Income	$88.4	$(3.3)	$91.7	2,773.2%

	2021	2020
Harsco Environmental	9.7%	6.5%
Harsco Clean Earth	3.3	2.6
Consolidated Operating Margin	4.8%	(0.2)%

Harsco Environmental Segment:

Significant Effects on Revenues (In millions)
Revenues—2020	$914.4
Net effects of price/volume changes, primarily attributable to volume changes.	138.3
Foreign currency translation.	20.8
Net impact of new contracts and lost contracts.	(5.6)
Other.	0.2
Revenues—2021	$1,068.1

The following factors contributed to the changes in operating income for the year ended December 31, 2021.

Factors Positively Affecting Operating Income:
•Operating income was positively affected by improved overall steel production by customers under environmental service contracts for the year ended December 31, 2021.
•Operating income was positively affected by higher contributions from ecoproducts for the year ended December 31, 2021.
•Operating income was positively affected by the recovery of Brazil sales and use tax expense of $9.8 million for the year ended December 31, 2021.
•Operating results for the year ended December 31, 2020 were negatively impacted by $9.4 million of employee termination costs as compared to $2.9 million for the year ended December 31, 2021.
•Foreign currency translation did not significantly impact operating income for the year ended December 31, 2021.

Factors Negatively Impacting Operating Income:
•Impact of cost increases relating to raw materials, labor, equipment rental, freight and maintenance.

Harsco Clean Earth Segment:

The Company acquired ESOL on April 6, 2020 and the operating results are reflected in CE.

Significant Effects on Revenues (In millions)
Revenues—2020	$619.6
Impact of ESOL acquisition. (b)	134.2
Net effects of price/volume changes, primarily attributable to volume changes.	25.6
Other.	0.9
Revenues—2021	$780.3
(b) Includes net revenue of ESOL for the three months ended March 31, 2021.

The following factors contributed to the changes in operating income for the year ended December 31, 2021.

Factors Positively Affecting Operating Income:
•Favorable volume and mix for the hazardous waste business for the year ended December 31, 2021.
•The ESOL acquisition contributed $7.0 million to operating income during the first quarter of 2021.

Factors Negatively Impacting Operating Income:
•Decrease in soil and dredged material volume due principally to the impacts of COVID-19 for the year ended December 31, 2021.
•Increase in selling, general, and administrative expenses for the year ended December 31, 2021, primarily to support the expanded business.
•Impact of increases in costs related to labor, transportation and materials.
•Constraints in incineration market capacity during part of the year.

Corporate Costs:
In addition to the factors highlighted above that positively effected or negatively impacted segment operating income, the Company's Corporate function was positively affected by acquisition related and integration costs of approximately $48.5 million during the year ended December 31, 2020 not repeated in the current year. This was partially offset by increased insurance and compensation costs.

Consolidated Results

(In millions, except per share information and percentages)	2021	2020	2019
Total revenues	$1,848.4	$1,534.0	$1,204.4
Cost of services and products sold	1,490.6	1,242.3	930.1
Selling, general and administrative expenses	272.2	284.4	205.2
Research and development expenses	1.0	0.5	0.9
Other (income) expenses, net	(3.7)	10.1	(8.2)
Operating income (loss) from continuing operations	88.4	(3.3)	76.4
Interest income	2.2	2.1	1.9
Interest expense	(63.2)	(58.2)	(34.0)
Unused debt commitment and amendment fees and loss on extinguishment of debt	(5.5)	(1.9)	(7.7)
Defined benefit pension income (expense)	15.6	7.1	(5.6)
Income tax benefit (expense) from continuing operations	(9.1)	8.7	(12.7)
Equity in income (loss) of unconsolidated entities, net	(0.3)	0.2	0.3
Income (loss) from continuing operations	28.1	(45.4)	18.6
Gain on sale of discontinued businesses	—	18.3	569.1
Income (loss) from discontinued businesses	(25.9)	20.4	52.9
Income tax benefit ( expense) from discontinued businesses	0.5	(15.2)	(128.5)
Income (loss) from discontinued operations, net of tax	(25.4)	23.4	493.6
Net income (loss)	2.7	(22.0)	512.2
Total other comprehensive income (loss)	84.1	(55.3)	(0.1)
Total comprehensive (income) loss	86.8	(77.3)	512.2
Diluted income (loss) per common share from continuing operations attributable to Harsco Corporation common stockholders	0.28	(0.63)	0.13
Effective income tax rate from continuing operations	24.2%	16.0%	41.0%

Comparative Analysis of Consolidated Results
Total Revenues
Revenues for 2021 increased $314.4 million or 20% from 2020. Revenues for 2020 increased $329.7 million or 27% from 2019. These increases were attributable to the following significant items:

Changes in Revenues (In millions)	2021 vs. 2020	2020 vs. 2019
Impact of ESOL and Clean Earth acquisitions.	$134.2	$500.9
Net effect of price/volume changes in the Harsco Environmental Segment, primarily attributable to volume changes.	138.3	(73.7)
Net effect of price/volume changes in the Harsco Clean Earth Segment, primarily attributable to volume changes.	25.6	(36.1)
Foreign currency translation.	20.8	(24.4)
Net impact of new contracts and lost contracts (including exited underperforming contracts) in the Harsco Environmental Segment.	(5.6)	(21.3)
Other.	1.1	(15.7)
Total change in revenues	$314.4	$329.7

Cost of Services and Products Sold
Cost of services and products sold for 2021 increased $248.3 million or 20% from 2020. Cost of services and products sold for 2020 increased $312.2 million or 34% from 2019. These increases were attributable to the following significant items:

Change in Cost of Services and Products Sold (In millions)	2021 vs. 2020	2020 vs. 2019
Impact of ESOL and Clean Earth acquisitions.	$104.0	$409.5
Change in costs due to changes in revenues (exclusive of the ESOL and Clean Earth acquisitions and effects of foreign currency translation and including fluctuations in commodity costs included in selling prices).	119.1	(81.9)
Foreign currency translation.	19.2	(18.3)
Other.	6.0	2.9
Total change in cost of services and products sold	$248.3	$312.2

Selling, General and Administrative Expenses
Selling, general and administrative expenses for 2021 decreased $12.2 million or 4% from 2020. The decrease is primarily due to acquisition and integration costs incurred in 2020 related to the acquisition of ESOL that did not repeat in 2021, partially offset by the incremental impact of selling, general and administrative expenses associated with the ESOL business and higher compensation costs in 2021.

Selling, general and administrative expenses for 2020 increased $79.3 million or 39% from 2019. This increase primarily relates to incremental acquisition related and integration costs of approximately $24 million during 2020, primarily related to the acquisition of ESOL and the inclusion of selling, general and administrative expenses associated with the ESOL and Clean Earth acquisitions, which occurred in April 2020 and June 2019, respectively. These increases were partially offset by a provision for doubtful accounts related to a U.K. customer that entered administration during 2019 that did not repeat in 2020 and decreased travel and entertainment expenses.

Other (Income) Expenses, Net
The major components of this Consolidated Statement of operations caption are detailed below. See Note 18, Other (Income) Expenses, Net, in Part II, Item 8, "Financial Statements and Supplementary Data" for additional information.

	Other (Income) Expenses
(In thousands)	2021	2020	2019
Employee termination benefits costs	$4,766	$10,249	$4,226
Net gains	(8,902)	(3,723)	(6,303)
Contingent consideration adjustments	—	2,386	(7,681)
Impaired asset write-downs	1,005	776	632
Other costs to exit activities	663	533	1,166
Other income	(1,254)	(149)	(234)
Total other (income) expenses, net	$(3,722)	$10,072	$(8,194)
Interest Expense
Interest expense in 2021 was $63.2 million, an increase of $5.0 million or 9% compared with 2020. This increase primarily relates to higher outstanding borrowings.
Interest expense in 2020 was $58.2 million, an increase of $24.2 million or 71% compared with 2019. The increase primarily relates to higher outstanding borrowings and weighted average interest rates related to the June 2019 issuance of the Senior Notes and the April 2020 issuance of the Term Loan A.
See Note 8, Debt and Credit Agreements, in Part II, Item 8, "Financial Statements and Supplementary Data" for additional information.

Unused Debt Commitment Fees, Amendment Fees and Loss on Extinguishment of Debt
During 2021, the Company recognized $5.5 million, respectively, of fees and other costs primarily related to the amended Senior Secured Credit Facilities.

During 2020, the Company recognized $1.9 million of fees and expenses related to the amended Senior Secured Credit Facilities.

During 2019, the Company recognized $6.7 million of expenses for fees and other costs related to the unused bridge financing commitment that the Company arranged in the event that the Senior Notes were not issued prior to the acquisition of CE. Additionally, the Company recognized $1.0 million of expenses related to the amendment of the Senior Secured Credit Facilities.

See Note 8, Debt and Credit Agreements, in Part II, Item 8, "Financial Statements and Supplementary Data" for additional information.
Defined Benefit Pension Income (Expense)
Defined benefit pension income in 2021 was $15.6 million compared to defined benefit pension income of $7.1 million in 2020. This change is primarily the result of higher plan asset values at December 31, 2020.

Defined benefit pension income in 2020 was $7.1 million compared to defined benefit pension expense of $5.6 million in 2019. This change is primarily the result of higher plan asset values at December 31, 2019.

Income Tax Benefit (Expense) from Continuing Operations
Income tax expense from continuing operations in 2021 was $9.1 million, compared with income tax benefit from continuing operations of $8.7 million in 2020. The effective income tax rate relating to continuing operations for 2021 was 24.2% versus 16.0% for 2020. The increase in income tax expense and the effective tax rate was primarily due to the increase in operating income including decreased expenses from corporate strategic spending, disallowed interest expense in 2021 and recognition of net operating loss carrybacks in 2020 not recurring in 2021, offset by a $6.8 million Brazil tax benefit recorded in 2021 resulting from the recognition of deferred tax assets as well as the change in mix of income in various foreign countries.

Income tax benefit from continuing operations in 2020 was $8.7 million, compared with income tax expense from continuing operations of $12.7 million in 2019. The effective income tax rate relating to continued operations for 2020 was 16.0% versus 41.0% for 2019. The decrease in income tax expense and the effective income tax rate related to continuing operations was primarily due to increased acquisition and integration costs, decreased operation income due to impacts of COVID-19 and a $2.7 million favorable income tax adjustment in connection with an increase in estimated usage of assumed net operating losses related to the Clean Earth acquisition.

See Note 11, Income Taxes, in Part II, Item 8, “Financial Statements and Supplementary Data" for additional information.
Gain on Sale of Discontinued Businesses
In January 2020, the Company sold IKG and recognized a gain on sale of $18.3 million pre-tax (or approximately $9 million after-tax).

In July 2019, the Company completed the sale of AXC for $600 million in cash and recognized a gain on sale of $527.9 million pre-tax (approximately $421 million after tax). In November 2019, the Company completed the sale of PK for $60 million cash and recognized a gain on sale of $41.2 million pre-tax (or approximately $33 million after-tax).

These transactions have been recorded in the Consolidated Statements of Operations as discontinued operations.

Income (Loss) from Discontinued Businesses
The operating results of the former Harsco Rail Segment and the former Harsco Industrial Segment, costs directly related to these disposals, an allocation of interest expense associated with mandatory debt repayments required as a result of the disposal of the former Harsco Industrial Segment and the write-off of deferred financing costs resulting from the mandatory repayment of debt have been reflected as discontinued operations in the Consolidated Statement of Operations for all periods presented. In addition, this caption includes costs directly attributable to retained contingent liabilities of the former Harsco Industrial Segment. The primary driver for the loss in 2021 is the recognition of forward loss provisions of $33.4 million for certain contracts in the Harsco Rail business. See Note 3, Acquisitions and Dispositions, in Part II, Item 8, "Financial Statements and Supplementary Data" for additional information.

Total Other Comprehensive Income (Loss)
Total other comprehensive income was $84.1 million in 2021, compared with total other comprehensive loss of $55.3 million in 2020. The primary driver of the increase is due to higher discount rates for the U.S. and U.K. pension plans and a higher return on assets than expected for the U.S. pension plan.

Total other comprehensive loss was $55.3 million in 2020, compared with total other comprehensive loss of $0.1 million in 2019. The primary driver of the decrease was due to lower discount rates for the U.S. and U.K. pension plans.

Liquidity and Capital Resources
Cash Flow Summary
The Company currently expects to have sufficient financial liquidity and borrowing capacity to support the strategies.  The Company currently expects operational and business needs to be met by cash provided by operations supplemented with borrowings from time to time principally under the Senior Secured Credit Facilities. The Company supplements the cash provided by operations with borrowings from time to time due to historical patterns of seasonal cash flow, the funding of various projects and the impact of COVID-19. The Company regularly assesses capital needs in the context of operational trends and strategic initiatives.

The Company's cash flows from operating, investing and financing activities, as reflected on the Consolidated Statements of Cash Flows, are summarized in the following table:

(In millions)	2021	2020	2019
Net cash provided (used) by:
Operating activities	$72.2	$53.8	$(0.2)
Investing activities	(124.4)	(520.6)	(132.2)
Financing activities	60.2	487.0	125.7
Effect of exchange rate changes on cash	(0.5)	(0.2)	(0.8)
Net change in cash and cash equivalents	$7.5	$19.9	$(7.4)
Cash provided (used) by operating activities — Net cash provided by operating activities in 2021 was $72.2 million, an increase of $18.4 million from 2020. The primary driver for this increase was higher net income partially offset by an unfavorable change in net working capital. The primary drivers of the unfavorable changes in net working capital included lower customer advances and an increase in contract assets for the Rail business related to the continued build of long-term contracts and the timing of sales and collections of accounts receivable primarily in the Harsco Environmental Segment, partially offset by timing of accounts payable.
Also included in the Cash flows from operating activities section of the Consolidated Statements of Cash Flows is the caption, Other assets and liabilities. A summary of the major components of this caption for the periods presented is as follows:

(In millions)	2021	2020	2019
Net cash provided (used) by:
Change in income taxes	$4.8	$(1.1)	$5.3
Change in prepaid expenses	(1.8)	(7.4)	(13.0)
Change in contingent consideration liabilities	—	0.3	(8.2)
Change in reserve for contract losses	13.6	(2.1)	(2.2)
Other (a)	5.0	9.2	(6.5)
Total change in Other assets and liabilities	$21.6	$(1.1)	$(24.6)
(a)     Other relates primarily to other accruals that are individually not significant.
Cash used by investing activities — Net cash used by investing activities in 2021 was $124.4 million, a decrease of $396.2 million from 2020. The decrease reflected the purchase of the ESOL business in 2020, partially offset by proceeds from the sale of the IKG business in 2020 and increased net capital expenditures in 2021.
Cash provided (used) by financing activities — Net cash provided by financing activities in 2021 was $60.2 million, a decrease of $426.7 million from 2020. The decrease reflected lower net cash borrowings of $423.7 million in 2021 compared with the cash used to purchase the ESOL business in 2020.
Cash Requirements
The Company's expected future payments related to contractual obligations and commercial commitments at December 31, 2021 to consist of:
•Principal payments related to our short-term borrowings and long-term debt obligations that are included in our Consolidated Balance Sheet. See Note 8, Deb and Credit Agreements, in Part II, Item 8 "Financial Statements and Supplementary Data," for additional information on short-term borrowings and long-term debt.
•Projected interest payments on long-term debt are anticipated to be approximately $58 million annually based upon borrowings, interest rates and foreign currency exchange rates at December 31, 2021, including interest rate swaps currently in effect. The interest rates on variable-rate debt and foreign currency exchange rates are subject to changes beyond the Company's control and may result in actual interest expense and payments differing from the projected amounts.
•Purchase obligations representing legally binding obligations to purchase property, plant and equipment, inventory and other commitments made in the normal course of business to meet operations requirements At December 31, 2021, the Company has $198.3 million of outstanding purchase commitments, of which $140.8 million will be fulfilled in the next twelve months.
•Operating lease liabilities which are included in our Consolidated Balance Sheets. See Note 9, Leases, in Part II, Item 8 "Financial Statements and Supplementary Data," for additional information.
•Expected employer contributions to defined benefit pension plans for the next year. See Note 10, Employee Benefit Plans, in Part II, Item 8 "Financial Statements and Supplementary Data," for additional information.
•Expected net cash payable of $1.3 million representing the fair value of the foreign currency exchange contracts outstanding at December 31, 2021. The foreign currency exchange contracts are recorded on the Consolidated Balance Sheets at fair value. See Note 15, Financial Instruments, in Part II, Item 8 "Financial Statements and Supplementary Data," for additional information.
•At December 31, 2021, in addition to the above contractual obligations, the Company had $4.9 million of potential long-term tax liabilities, including interest and penalties, related to uncertain tax positions. Because of the high degree of uncertainty regarding the future cash flows associated with these potential long-term tax liabilities, the Company is unable to estimate the years in which settlement will occur with the respective taxing authorities.

Off-Balance Sheet Arrangements
The following table summarizes the Company's contingent commercial commitments at December 31, 2021. These amounts are not included on the Consolidated Balance Sheets since there are no current circumstances known to management indicating that the Company will be required to make payments on these contingent commercial commitments.
Commercial Commitments at December 31, 2021

		Amount of Commercial Commitment Expiration Per Period
(In millions)	Total	Less than 1 Year	1-3 Years	3-5 Years	Over 5 Years	Indefinite Expiration
Performance bonds	$234.5	$226.9	$3.5	$—	$—	$4.1
Standby letters of credit	66.1	49.8	8.2	3.2	4.9	—
Guarantees	218.8	0.2	1.1	4.2	209.5	3.8
Total commercial commitments (b)	$519.4	$276.9	$12.8	$7.4	$214.4	$7.9
(b) Includes total commitments of $190.8 for the former Harsco Rail Segment.
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

Summary of Senior Secured Credit Facilities and Notes: (In millions)	December 31 2021	December 31 2020
By type:
Revolving Credit Facility	$362.0	$281.0
Term Loan B	—	218.2
Term Loan A	—	280.0
New Term Loan	497.5	—
5.75% Senior Notes	500.0	500.0
Total	$1,359.5	$1,279.2
By classification:
Current	$5.0	$10.5
Long-term	1,354.5	1,268.7
Total	$1,359.5	$1,279.2

Senior Secured Credit Facilities

March 2021 Amendment
In March 2021, the Company amended its Senior Secured Credit Facilities to, among other things, extend the maturity date of the Revolving Credit Facility to March 10, 2026, and to modify aspects of its total net leverage ratio covenant. As a result of this amendment, the net debt to consolidated adjusted EBITDA ratio covenant was increased to 5.75 through December 2021 and then decreases quarterly until reaching 4.50 in December 2022 and 4.00 in March 2023. In addition, the Company issued the New Term Loan, as an additional tranche, under the Senior Secured Credit Facilities, in an aggregate principal amount of $500 million. The New Term Loan bears interest at a rate per annum of 1.25% over base rate, subject to a zero floor, or 2.25% over LIBOR, subject to a 0.50% floor. The New Term Loan is subject to quarterly amortization of principal of 0.25%, beginning September 30, 2021. The proceeds of the New Term Loan were used to repay in full the outstanding Term Loan A and Term Loan B under the Senior Secured Credit Facilities, which were due on June 28, 2024 and December 8, 2024, respectively. The New Term Loan matures on March 10, 2028, or earlier, on the date that is 91 days prior to the maturity date of the Company’s 5.75% Senior Notes, due 2027, if such Senior Notes are outstanding or have not been refinanced at such time.

In October 2021, the Company amended its Senior Secured Credit Facilities to, among other things, to make certain amendments in connection with the discontinuation of LIBOR.

At December 31, 2021, the Company was in compliance with all covenants for the Senior Secured Credit Facilities. During the twelve months ended December 31, 2021, 2020 and 2019, the Company recognized $5.5 million, $1.9 million and $1.0 million, respectively, of fees and expenses related to amendments to the Senior Secured Credit Facilities in the caption Unused debt commitment, amendment fees and loss on the extinguishment of debt on the Consolidated Statements of Operations. The amount for 2021 includes a write-off of $2.7 million of previously recorded deferred financing costs. The Company capitalized fees of $7.8 million related to the March 2021 Amendment.

In addition, on February 22, 2022, the Company amended its Senior Credit Facilities (“Amendment No. 9 to the Third Amended and Restated Credit Agreement”) to reset the levels of the net debt to consolidated adjusted EBITDA ratio covenant. As a result of this amendment, the net debt to consolidated adjusted EBITDA ratio covenant was set at 5.75 for the quarter ending March 31, 2022, and then decreases quarterly by 0.25 until reaching 4.00 for the quarter ending December 31, 2023 and thereafter. In addition, upon closing on the divestiture of the former Harsco Rail Segment, the net debt to consolidated adjusted EBITDA ratio covenant will decrease by an additional 0.25, provided, however, it will not go below 4.00.

See Note 20 Subsequent Events, in Part II, Item 8, "Financial Statements and Supplementary Data," and Item 9B Other Information for discussion of the Amendment No. 9 to the Third Amended and Restated Credit Agreement.

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

The Credit Agreement requires certain mandatory prepayments for the New Term Loan, subject to certain exceptions, based on net cash proceeds of certain sales or distributions of assets, as well as certain casualty and condemnation events, in some cases subject to reinvestment rights and certain other exceptions; net cash proceeds of any issuance of debt, excluded permitted debt issuances; and a percentage of excess cash flow, as defined by the Credit Agreement, during a fiscal year.

Revolving Credit Facility
Borrowings under the Revolving Credit Facility, a U.S.-based program, bear interest at a rate per annum ranging from 50 to 150 basis points over the base rate or 150 to 250 basis points over adjusted LIBOR as defined in the Credit Agreement, subject to a 0% floor. Any principal amount outstanding under the Revolving Credit Facility is due and payable on its maturity on March 10, 2026.

The following table shows the amount outstanding under the Revolving Credit Facility and available credit at December 31, 2021.

	December 31, 2021
(In thousands)	Facility Limit	Outstanding Balance	Outstanding Letters of Credit	Available Credit
Revolving Credit Facility (a U.S.-based program)	$700,000	$362,000	$29,824	$308,176

Other
In 2019, the Company recognized $6.7 million of expenses in the caption Unused commitment, amendment fees and loss on extinguishment of debt on the Consolidated Statements of Operations, for fees and other costs related to bridge financing commitments that the Company arranged in the event that the Senior Notes were not issued prior to the acquisition of Clean Earth. The Senior Notes were issued prior to completion of the Clean Earth acquisition thus the bridge financing commitments were not utilized.

Certainty of Cash Flows
The majority of the Company's cash flows provided by operations has historically been generated in the second half of the year.  The certainty of the Company's future cash flows is underpinned by the long-term nature of the Company's HE services contracts, the recurring nature of revenues within the Clean Earth Segment and overall discretionary cash flows (operating cash flows plus cash from asset sales in excess of the amounts necessary for capital expenditures to maintain current revenue levels) generated by the Company. Historically, the Company has utilized these discretionary cash flows for growth-related capital expenditures, strategic acquisitions, and debt repayment.
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
Debt Covenants
The Senior Secured Credit Facility contains a consolidated net debt to consolidated adjusted EBITDA ratio covenant, which is not to exceed 5.75 at December 31, 2021, and a minimum consolidated adjusted EBITDA to consolidated interest charges ratio covenant, which is not to be less than 3.0. At December 31, 2021, the Company was in compliance with these covenants as the net leverage ratio was 4.6 to 1.0 and interest coverage ratio was 4.4 to 1.0. Based on balances and covenants in effect at December 31, 2021, the Company could increase net debt by $338.6 million and still be in compliance with these debt covenants.  Alternatively, adjusted EBITDA could decrease by $58.9 million, and the Company would remain in compliance with these covenants. The Company has estimated the negative impact of COVID-19 on its financial position, results of operations and cash flows, and believes it will continue to maintain compliance with these covenants based on its current outlook. However, the Company's estimates of compliance with these covenants could change in the future with a deterioration in economic conditions including as a result of COVID-19 and the related impacts.

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

At December 31, 2021, the Company's consolidated cash and cash equivalents included $80.8 million held by non-U.S. subsidiaries. At December 31, 2021, approximately 4% of the Company's consolidated cash and cash equivalents had regulatory restrictions that would preclude the transfer of funds with and among subsidiaries. Non-U.S. subsidiaries also held $24.4 million of cash and cash equivalents in consolidated strategic ventures. The strategic venture agreements may require strategic venture partner approval to transfer funds with and among subsidiaries. While the Company's remaining non-U.S. cash and cash equivalents can be transferred with and among subsidiaries, the majority of these non-U.S. cash balances will be used to support the ongoing working capital needs and continued growth of the Company's non-U.S. operations.

Application of Critical Accounting Policies and Critical Accounting Estimates
The Company's discussion and analysis of its financial condition and results of operations are based upon the consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, the Company evaluates its critical accounting estimates, including those related to defined benefit pension benefits, notes and accounts receivable, fair value estimates for business combinations and goodwill, long-lived asset impairment, inventories, revenue recognition - cost-to-cost method, insurance reserves and income taxes. The impact of changes in these estimates, as necessary, is reflected in the respective segment's results of operations in the period of the change. The Company bases estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different outcomes, assumptions or conditions.
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
Changes in the discount rate assumption and the actual performance of plan assets compared with the expected long-term rate of return on plan assets are the primary drivers in the change in funded status of the Company's defined benefit pension plans. These factors are components of actuarial loss (gain) and impact the amount recognized in OCI, as such actuarial changes are not reflected directly on the Consolidated Statements of Operations but amortized over time in accordance with U.S. GAAP.

Critical Estimate—Defined Benefit Pension Benefits
Accounting for defined benefit pension plans requires the use of actuarial assumptions. The principal assumptions used include the discount rate and the expected long-term rate of return on plan assets. Each assumption is reviewed annually and represents management's best estimate at that time. The assumptions are selected to represent the average expected experience over time and may differ, in any one year, from actual experience due to changes in capital markets and the overall economy. These differences will impact the amount of unfunded benefit obligation and the NPPC recognized.
The discount rates used in calculating the Company's projected benefit obligations at the December 31, 2021 measurement date for the U.K. and U.S. defined benefit pension plans were 1.8% and 2.7%, respectively, and the global weighted-average discount rate was 2.1%. The discount rates selected represent level-equivalent rates using the yield curve spot rates on a year-by-year expected cash flow basis, using yield curves of high-quality corporate bonds. Annual NPPC is determined using the discount rates at the beginning of the year. The discount rates for 2021 NPPC were 1.4% for the U.K. plan, 2.4% for the U.S. plans and 1.6% for the global weighted-average of plans.
The expected long-term rate of return on plan assets is determined by evaluating the asset return expectations with the Company's advisors as well as actual, long-term, historical results of asset returns for the pension plans. Generally, the NPPC increases as the expected long-term rate of return on assets decreases. For 2021 and 2020, the global weighted-average expected long-term rate of return on asset assumption was 5.1% and 5.6%, respectively. This rate was determined based on a model of expected asset returns for an actively managed portfolio.
Changes in NPPC may occur in the future due to changes in actuarial assumptions and due to changes in returns on plan assets resulting from financial market conditions. Holding all other assumptions constant, using December 31, 2021 plan data, a one-quarter percent increase or decrease in the discount rate and the expected long-term rate of return on plan assets would increase or decrease annual 2022 pre-tax defined benefit NPPC (expense) as follows:

	U.S. Plans	U.K. Plan
Discount rate
One-quarter percent increase	Increase of $0.1 million	Decrease of $0.0 million
One-quarter percent decrease	Decrease of $0.1 million	Increase of $0.0 million
Expected long-term rate of return on plan assets
One-quarter percent increase	Decrease of $0.5 million	Decrease of $2.3 million
One-quarter percent decrease	Increase of $0.5 million	Increase of $2.3 million
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
Prior to the adoption of the expected credit loss allowance methodology on January 1, 2020, the Company established an allowance for doubtful accounts based upon a specific-identification method, as well as historical collection experience, as appropriate. At December 31, 2021 and 2020, trade accounts receivable of $377.9 million and $355.3 million, respectively, were net of reserves of $7.3 million and $7.5 million, respectively.

Critical Estimate—Notes and Accounts Receivable
A considerable amount of judgment is required to assess the realizability of receivables, including the current creditworthiness of each customer, related aging of past due balances and the facts and circumstances surrounding any non-payment. The Company's provisions for expected credit losses and doubtful accounts during 2021, 2020 and 2019 were $0.6 million, $2.0 million and $7.1 million, respectively.
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
See Note 4, Accounts Receivable and Note Receivable, in Part II, Item 8, "Financial Statements and Supplementary Data," for additional information.
Fair Value Estimates for Business Combinations and Goodwill
The Company accounts for business combinations using the acquisition method of accounting, which requires that once control is obtained, all assets acquired and liabilities assumed, including amounts attributable to noncontrolling interests, be recorded at their respective fair values at the date of acquisition. During 2020, the Company acquired 100% of ESOL, an established waste transportation, processing and services provider with a comprehensive portfolio of disposal solutions for customers primarily across the industrial, retail and healthcare markets. During 2019, the Company acquired 100% of the outstanding stock of Clean Earth, one of the largest U.S. providers of specialty waste processing and beneficial reuse solutions for hazardous wastes, and soil and dredged materials. See Note 3, Acquisitions and Dispositions, in Part II, Item 8, “Financial Statements and Supplementary Data,” for additional information.
The Company's goodwill balances were $883.1 million and $889.0 million at December 31, 2021 and 2020, respectively. The Company performs its annual goodwill impairment test as of October 1.
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

The performance of the Company’s 2021 annual impairment tests did not result in any impairment of the Company’s goodwill.
See Note 1, Summary of Significant Accounting Policies and Note 7, Goodwill and Other Intangible Assets, in Part II, Item 8, “Financial Statements and Supplementary Data,” for additional information.

Long-lived Asset Impairment (Other than Goodwill)
Long-lived assets (or asset groups) are reviewed for impairment when events and circumstances indicate that the book value of an asset (or asset group) may be impaired. The amounts charged against pre-tax income from continuing operations related to impaired long-lived assets (or asset groups) included in Other (income) expenses, net on the Consolidated Statements of Operations were $1.0 million, $0.8 million and $0.6 million in 2021, 2020 and 2019, respectively.

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
Because of the lower-than-expected results for the Altek Group of the Harsco Environmental Segment for 2021 due to the timing of customer orders, the Company tested Altek’s asset group's recoverability in the fourth quarter of 2021. The asset group primarily consists of intangible assets which had a carrying value of $39.9 million at the measurement date. Recoverability of the carrying value of the asset groups was based upon estimated future cash flows while taking into consideration various assumptions and estimates, including future use of the assets, remaining useful life of the assets, and eventual disposition of the assets. Undiscounted estimated cash flows of the Altek asset group exceeded the carrying value, therefore, no impairment was recorded. If actual results prove inconsistent with the Company’s assumptions and judgments, it could result in impairment of the Altek intangible assets in future periods.
See Note 18, Other (Income) Expenses, Net in Part II, Item 8, "Financial Statements and Supplementary Data," for additional information.
Inventories
Inventory balances are adjusted for estimated obsolete or unmarketable inventory equal to the difference between the cost of inventory and its net realizable value or estimated market value, as applicable. At December 31, 2021 and 2020, inventories of $70.5 million and $61.0 million, respectively, are net of reserves of $5.1 million and $4.7 million, respectively.

Critical Estimate—Inventories
In assessing the realization of inventory balances, the Company is required to make judgments as to future demand and compare these with current or committed inventory levels. If actual market conditions are determined to be less favorable than those projected by management, additional inventory write-downs may be required and would be recorded through Operating income from continuing operations in the period the determination is made. Additionally, the Company records reserves to adjust a substantial portion of its U.S. inventory balances to the LIFO method of inventory valuation. In adjusting these reserves throughout the year, the Company estimates its year-end inventory costs and quantities. At December 31 of each year, the reserves are adjusted to reflect actual year-end inventory costs and quantities. During periods of inflation, LIFO expense usually increases and during periods of deflation it decreases. These year-end adjustments resulted in pre-tax expense of $0.5 million in 2021, pre-tax income of $0.2 million in 2020 and pre-tax income of $0.4 million in 2019.
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
Critical Estimate-Revenue Recognition - Cost-to-Cost Method
The Company uses the cost-to-cost method to measure progress because it is the measure that best depicts the transfer of control to the customer, which occurs as the Company incurs costs under the contracts. Under the cost-to-cost method, the extent of progress towards completion is based on the ratio of costs incurred to total estimated costs at completion which includes both actual costs already incurred and the estimated costs to complete. Accounting for contracts with customers using the cost-to-cost method requires significant judgment relative to assessing risks, estimating contract revenues (including estimates of variable consideration, if applicable, as well as estimating any liquidating damages or penalties related to performance); estimating contract costs (including estimating engineering costs to design the machine and the material, labor and overhead manufacturing costs to build the machine); making assumptions for schedule and technical items; properly executing the engineering and design phases consistent with customer expectations; the availability and costs of labor and material resources; productivity; and evaluating whether a significant financing component is present. Due to the number of years it may take to complete certain contracts and the scope and nature of the work required to be performed on those contracts, primarily in the former Harsco Rail Segment's business, estimating total revenues and costs at completion is inherently complicated and subject to many variables. Accordingly, estimates are subject to change as experience is gained and as more information is obtained, even though the scope of the work under the contract may not have changed. When adjustments in estimated total contract sales or estimated total costs are required, any changes from prior estimates are recognized in current period earnings for the inception-to-date effect of such changes. When estimates of total costs to be incurred on a contract using the cost-to-cost method exceed estimates of total sales to be earned, a provision for the entire loss on the contract is recorded in current period earnings when the loss is determined. Railway track maintenance equipment revenue of approximately $102 million was recognized using the cost-to-cost method in 2021, the net profit or loss of which is included, in Income (loss) from discontinued businesses in the Consolidated Statement of Operations.
The Company's former Harsco Rail Segment is currently manufacturing highly-engineered equipment under large long-term fixed-price contracts with the SBB, the infrastructure manager for most of the railway in the U.K. ("Network Rail"), and the national railway company in Germany ("Deutsche Bahn"). Post-engineering, the Company has made significant progress in the development of the prototype/initial units for certain portions of these contracts during the fourth quarter of 2021, which has provided clarity in terms of material requirements and associated cost impacts. As a result, in the fourth quarter of 2021, the Company recognized estimate forward loss provisions related to these contracts of $33.4 million. The principal driver of the provisions was recent expected cost inflation for all contracts, including for vendors in Europe who perform the manufacturing and assembly of certain equipment under these contracts. In addition, the estimate for liquidated damages for delivery delays for the Network Rail contract was increased based on the current status of negotiations with the customer during the quarter, as well as delayed prototype build and the resulting delayed delivery schedule. The estimated forward loss provision represents the Company's best estimate based on currently available information. It is possible that the Company's overall estimate of costs to complete these contracts may increase, which would result in an additional estimated forward loss provision at such time.

The first contract with SBB is complete, and the second contract with SBB is 78% complete as of December 31, 2021. The contracts with Network Rail and Deutsche Bahn are 42% and 18% complete, respectively, as of December 31, 2021.

Insurance Reserves
The Company retains a significant portion of the risk for U.S. workers' compensation, U.K. employers' liability, automobile, general and product liability losses. At December 31, 2021 and 2020, the Company recorded liabilities of $28.3 million and $27.3 million, respectively, related to both asserted and unasserted insurance claims. At December 31, 2021 and 2020,
$4.1 million and $5.2 million, respectively, was included in insurance liabilities related to claims covered by insurance carriers for which a corresponding receivable has been recorded.

Critical Estimate—Insurance Reserves
Insurance reserves have been recorded based upon actuarial calculations that reflect the undiscounted estimated liabilities for ultimate losses, including claims incurred but not reported. Inherent in these estimates are assumptions that are based on the Company's history of claims and losses, a detailed analysis of existing claims with respect to potential value and current legal and legislative trends. If actual claims differ from those projected by management, increases or decreases to insurance reserves may be required and would be recorded through Operating income from continuing operations in the period the change was determined. During 2021, 2020 and 2019, the Company recorded insurance reserve adjustments that decreased pre-tax insurance expense from continuing operations for self-insured programs by $0.2 million, $1.3 million and $0.8 million, respectively. The Company has programs in place to improve claims experience, such as disciplined claim and insurance litigation management and a focused approach to workplace safety.

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
Income Taxes
The Company's income tax expense, deferred tax assets and liabilities and reserves for uncertain tax positions reflect management's best estimate of taxes to be paid. The Company is subject to various international, federal, state and local income taxes in jurisdictions where the Company operates. In determining income tax expense, the Company makes its best estimate of the annual effective income tax rate at the end of each quarter and applies that rate to year-to-date income (loss) before income taxes to arrive at the year-to-date income tax provision (exclusive of loss jurisdictions for which no tax benefit is realizable with any discrete tax items recorded separately). At December 31, 2021, 2020 and 2019, the Company's annual effective income tax rate on income from continuing operations was 24.2%, 16.0% and 41.0%, respectively.

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
The Company records deferred tax assets to the extent the Company believes these assets will more likely than not be realized. In making such determinations, the Company considers all available evidence, including future reversals of existing deferred tax liabilities, projected future taxable income, feasible and prudent tax planning strategies and recent financial operating results. If the Company determines that it will not be able to realize deferred income tax assets in the future, a valuation allowance is recorded. If sufficient positive evidence arises in the future indicating that all or a portion of the deferred tax assets meet the more likely than not standard for realization, the valuation allowance would be reduced accordingly in the period that such a conclusion is reached.
Valuation allowances of $92.4 million and $108.6 million at December 31, 2021 and 2020, respectively, related principally to deferred tax assets for pension liabilities, NOLs, foreign tax credit carryforwards and foreign currency translation that are uncertain as to realizability. In 2021, the Company recorded a valuation allowance reduction of $19.3 million related to current year pension adjustment recorded through AOCI, a valuation allowance reduction of $6.8 million in Brazil where the Company determined that it is more likely than not that these assets will be realized, and a valuation allowance reduction of $3.5 million from the effects of foreign currency translation adjustments, partially offset by a $14.4 million valuation allowance increase related to the UK tax rate change, and a $4.8 million valuation allowance related to disallowed interest expense.
An income tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on its technical merits. The unrecognized tax benefits at December 31, 2021 and 2020 were $3.1 and $2.9 million, respectively, excluding accrued interest and penalties. The unrecognized income tax benefit may decrease as a result of the lapse of statute of limitations or as a result of final settlement and resolution of outstanding tax matters in various state and international jurisdictions.
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

Item 8.    Financial Statements and Supplementary Data.

Management's Report on Internal Control Over Financial Reporting
Management of Harsco Corporation, together with its consolidated subsidiaries (the "Company"), is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Securities Exchange Act of 1934 Rule 13a-15(f) or 15d-15(f). The Company's internal control over financial reporting is a process designed under the supervision of the Company's principal executive and principal financial officers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's consolidated financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America.
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
Management has assessed the effectiveness of its internal control over financial reporting as of December 31, 2021 based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company's internal control over financial reporting was effective as of December 31, 2021.
The effectiveness of the Company's internal control over financial reporting as of December 31, 2021 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing in Part II, Item 8 of this Annual Report on Form 10-K.

/s/ F. NICHOLAS GRASBERGER III	/s/ ANSHOOMAN AGA
F. Nicholas Grasberger III Chairman, President and Chief Executive Officer	Anshooman Aga Senior Vice President and Chief Financial Officer
February 24, 2022	February 24, 2022

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Harsco Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Harsco Corporation and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, of comprehensive income (loss), of changes in equity and of cash flows for each of the three years in the period ended December 31, 2021, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Goodwill Impairment Assessments – Environmental and Clean Earth Reporting Units

As described in Notes 1 and 7 to the consolidated financial statements, the Company’s consolidated goodwill balance was $883.1 million as of December 31, 2021, and the goodwill associated with the Environmental and Clean Earth reporting units was $399.2 million and $483.9 million, respectively. The Company performs the annual goodwill impairment test as of October 1, or more frequently if indicators of impairment exist, or if a decision is made to dispose of a business. If after assessing qualitative factors the Company determines it is “more-likely-than-not” that the fair value of a reporting unit is less than the carrying value, the Company compares the current fair value of the reporting unit to the carrying value, including goodwill. The Company uses a discounted cash flow model to estimate the current fair value of reporting units. A number of significant assumptions and estimates are involved in the preparation of the discounted cash flow model, including future revenues, operating margin growth, the weighted-average cost of capital, tax rates, capital spending, pension funding, the impact of business initiatives and working capital projections.
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

Revenue Recognition using the Cost-to-Cost Method - Harsco Rail
As described in Notes 1 and 3 to the consolidated financial statements, Harsco Rail's total product revenues was $266.2 million, which included approximately $102 million related to revenue recognized over time using the cost-to-cost method. The Company uses the cost-to-cost method to measure progress because management believes it is the measure that best depicts the transfer of control to the customer, which occurs as costs are incurred under the contracts. Accounting for contracts with customers using the cost-to-cost method requires significant judgment relative to assessing risks, estimating contract revenues (including estimates of variable consideration, if applicable as well as estimating any liquidating damages or penalties related to performance), estimating contract costs (including engineering costs to design the machine and material, labor, and overhead manufacturing costs to build the machine); making assumptions for schedule and technical items, properly executing the engineering and design phases consistent with customer expectations, the availability and costs of labor and material resources; productivity; and evaluating whether a significant financing component is present.

The principal considerations for our determination that performing procedures relating to revenue recognition using the cost-to-cost method for Harsco Rail is a critical audit matter are the significant judgment by management when developing the estimated variable consideration and the costs to complete contracts; this in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating management’s assumptions related to liquidating damages, the engineering costs to design the machine and the material, labor, and overhead manufacturing costs to build the machine.
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

/s/ PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
February 24, 2022
We have served as the Company’s auditor since at least 1933. We have not been able to determine the specific year we began serving as auditor of the Company.

HARSCO CORPORATION
CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)	December 31 2021	December 31 2020
ASSETS
Current assets:
Cash and cash equivalents	$82,908	$76,454
Restricted cash	4,220	3,215
Trade accounts receivable, net	377,881	355,313
Other receivables	33,059	31,208
Inventories	70,493	61,001
Prepaid expenses	31,065	30,645
Current portion of assets held-for-sale	265,413	247,477
Other current assets	9,934	10,510
Total current assets	874,973	815,823
Property, plant and equipment, net	653,913	630,354
Right-of-use assets, net	101,576	92,495
Goodwill	883,109	889,048
Intangible assets, net	402,801	435,116
Deferred income tax assets	17,883	10,368
Assets held-for-sale	71,234	69,906
Other assets	48,419	50,177
Total assets	$3,053,908	$2,993,287
LIABILITIES
Current liabilities:
Short-term borrowings	$7,748	$7,450
Current maturities of long-term debt	10,226	13,576
Accounts payable	186,126	164,102
Accrued compensation	48,165	44,382
Income taxes payable	6,378	3,403
Current portion of operating lease liabilities	25,590	23,117
Current portion of liabilities of assets held-for-sale	161,999	127,927
Other current liabilities	155,159	153,998
Total current liabilities	601,391	537,955
Long-term debt	1,359,446	1,271,189
Retirement plan liabilities	93,693	231,335
Operating lease liabilities	74,571	67,126
Liabilities of assets held-for-sale	8,492	52,851
Environmental liabilities	28,435	29,424
Deferred tax liabilities	33,826	36,192
Other liabilities	48,284	53,816
Total liabilities	2,248,138	2,279,888
COMMITMENTS AND CONTINGENCIES
HARSCO CORPORATION STOCKHOLDERS' EQUITY
Common stock, par value $1.25 (issued 115,906,393 and 115,430,042 shares at December 31, 2021 and 2020, respectively)	144,883	144,288
Additional paid-in capital	215,528	204,078
Accumulated other comprehensive loss	(560,139)	(645,741)
Retained earnings	1,794,510	1,797,759
Treasury stock, at cost (36,690,847 and 36,505,672 shares at December 31, 2021 and 2020, respectively)	(846,622)	(843,230)
Total Harsco Corporation stockholders' equity	748,160	657,154
Noncontrolling interests	57,610	56,245
Total equity	805,770	713,399
Total liabilities and equity	$3,053,908	$2,993,287
See accompanying notes to consolidated financial statements.

HARSCO CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended December 31
(In thousands, except per share amounts)	2021	2020	2019
Revenues from continuing operations:
Service revenues	$1,700,896	$1,400,648	$1,058,373
Product revenues	147,503	133,385	145,996
Total revenues	1,848,399	1,534,033	1,204,369
Costs and expenses from continuing operations:
Cost of services sold	1,369,073	1,140,303	822,043
Cost of products sold	121,483	101,988	108,054
Selling, general and administrative expenses	272,233	284,442	205,177
Research and development expenses	956	534	886
Other (income) expenses, net	(3,722)	10,072	(8,194)
Total costs and expenses	1,760,023	1,537,339	1,127,966
Operating income (loss) from continuing operations	88,376	(3,306)	76,403
Interest income	2,231	2,129	1,946
Interest expense	(63,235)	(58,196)	(34,024)
Unused debt commitment fees, amendment fees and loss on extinguishment of debt	(5,506)	(1,920)	(7,704)
Defined benefit pension income (expense)	15,640	7,073	(5,556)
Income (loss) from continuing operations before income taxes and equity income	37,506	(54,220)	31,065
Income tax benefit (expense) from continuing operations	(9,089)	8,673	(12,728)
Equity in income (loss) of unconsolidated entities, net	(302)	186	273
Income (loss) from continuing operations	28,115	(45,361)	18,610
Discontinued operations:
Gain on sale of discontinued businesses	—	18,281	569,135
Income (loss) from discontinued businesses	(25,863)	20,350	52,937
Income tax benefit (expense) from discontinued businesses	477	(15,245)	(128,464)
Income (loss) from discontinued operations, net of tax	(25,386)	23,386	493,608
Net income (loss)	2,729	(21,975)	512,218
Less: Net income attributable to noncontrolling interests	(5,978)	(4,366)	(8,299)
Net income (loss) attributable to Harsco Corporation	$(3,249)	$(26,341)	$503,919
Amounts attributable to Harsco Corporation common stockholders:
Income (loss) from continuing operations, net of tax	$22,137	$(49,727)	$10,311
Income (loss) from discontinued operations, net of tax	(25,386)	23,386	493,608
Net income (loss) attributable to Harsco Corporation common stockholders	$(3,249)	$(26,341)	$503,919

Weighted average shares of common stock outstanding	79,234	78,939	79,632
Basic earnings (loss) per share attributable to Harsco Corporation common stockholders:
Continuing operations	$0.28	$(0.63)	$0.13
Discontinued operations	(0.32)	0.30	6.20
Basic earnings (loss) per share attributable to Harsco Corporation common stockholders	$(0.04)	$(0.33)	$6.33

Diluted weighted average shares of common stock outstanding	80,289	78,939	81,375
Diluted earnings (loss) per share attributable to Harsco Corporation common stockholders:
Continuing operations	$0.28	$(0.63)	$0.13
Discontinued operations	(0.32)	0.30	6.07
Diluted earnings (loss) per share attributable to Harsco Corporation common stockholders	$(0.04)	$(0.33)	$6.19	(a)
(a)     Does not total due to rounding.
See accompanying notes to consolidated financial statements.

HARSCO CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Years ended December 31
(In thousands)	2021	2020	2019
Net income (loss)	$2,729	$(21,975)	$512,218
Other comprehensive income (loss):
Foreign currency translation adjustments, net of deferred income taxes of $(23), $1,284 and $2,507 in 2021, 2020 and 2019, respectively	(10,994)	20,760	15,498
Net gain (loss) on cash flow hedging instruments, net of deferred income taxes of $(797), $79 and $1,438 in 2021, 2020 and 2019, respectively	2,816	(2,123)	(5,106)
Pension liability adjustments, net of deferred income taxes of $(5,409), $384 and $(3,244) in 2021, 2020 and 2019, respectively	92,252	(73,938)	(10,478)
Unrealized gain (loss) on marketable securities, net of deferred income taxes of $(12), $2 and $(11) in 2021, 2020 and 2019, respectively	31	(6)	28
Total other comprehensive income (loss)	84,105	(55,307)	(58)
Total comprehensive income (loss)	86,834	(77,282)	512,160
Less: Comprehensive income attributable to noncontrolling interests	(4,480)	(7,178)	(7,327)
Comprehensive income (loss) attributable to Harsco Corporation	$82,354	$(84,460)	$504,833
See accompanying notes to consolidated financial statements.

HARSCO CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31
(In thousands)	2021	2020	2019
Cash flows from operating activities:
Net income (loss)	$2,729	$(21,975)	$512,218
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation	131,449	125,765	119,803
Amortization	35,224	33,937	18,592
Loss on early extinguishment of debt	2,668	—	5,314
Deferred income tax expense (benefit)	(16,930)	1,115	6,815
Equity (income) loss of unconsolidated entities, net	302	(186)	(273)
Dividends from unconsolidated entities	269	216	125
Gain on sale from discontinued businesses	—	(18,281)	(569,135)
Other, net	2,062	310	1,764
Changes in assets and liabilities, net of acquisitions and dispositions of businesses:
Accounts receivable	(19,781)	34,221	(3,464)
Income tax refunds receivable from acquisition, reimbursable to seller	2,870	(11,032)	—
Insurance receivable	—	—	195,000
Inventories	(7,783)	(12,281)	(42,484)
Contract assets	(43,510)	(28,376)	(21,795)
Right-of-use-assets	28,300	25,400	15,164
Accounts payable	14,118	(14,452)	13,407
Accrued interest payable	(411)	(2,422)	14,723
Accrued compensation	6,469	2,921	(15,759)
Advances on contracts and other customer advances	(14,311)	10,492	(4,172)
Operating lease liabilities	(27,307)	(24,785)	(14,740)
Insurance liability	—	—	(195,000)
Income taxes payable - gain on sale of discontinued businesses	—	(12,373)	12,373
Retirement plan liabilities, net	(45,786)	(33,257)	(24,022)
Other assets and liabilities	21,556	(1,139)	(24,617)
Net cash provided (used) by operating activities	72,197	53,818	(163)
Cash flows from investing activities:
Purchases of property, plant and equipment	(158,326)	(120,224)	(184,973)
Proceeds from sale of businesses	—	37,219	658,414
Purchase of businesses, net of cash acquired*	—	(432,855)	(623,495)
Proceeds from sales of assets	16,724	6,204	17,022
Expenditures for intangible assets	(358)	(317)	(1,311)
Proceeds from notes receivable	6,400	—
Purchase of equity method investment	—	—	(2,364)
Payments for interest rate swap terminations	—	—	(2,758)
Net proceeds (payments) from settlement of foreign currency forward exchange contracts	10,940	(10,519)	7,273
Other investing activities, net	171	(152)	—
Net cash used by investing activities	(124,449)	(520,644)	(132,192)
Cash flows from financing activities:
Short-term borrowings, net	935	1,612	(5,398)
Current maturities and long-term debt:
Additions	540,663	638,717	848,314
Reductions	(464,848)	(139,887)	(661,620)
Dividends paid to noncontrolling interests	(3,103)	(2,978)	(4,712)
Sale (purchase) of noncontrolling interests	—	(561)	4,026
Stock-based compensation - Employee taxes paid	(3,392)	(4,303)	(11,234)
Common stock acquired for treasury	—	—	(31,838)
Payment of contingent consideration	(1,588)	(2,342)	—
Deferred financing costs	(7,828)	(1,928)	(11,272)
Other financing activities, net	(601)	(1,372)	(532)
Net cash provided by financing activities	60,238	486,958	125,734

HARSCO CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Years ended December 31
(In thousands)	2021	2020	2019
Effect of exchange rate changes on cash, including restricted cash	(527)	(195)	(793)
Net increase (decrease) in cash and cash equivalents, including restricted cash	7,459	19,937	(7,414)
Cash and cash equivalents, including restricted cash, at beginning of period	79,669	59,732	67,146
Cash and cash equivalents, including restricted cash, at end of period	$87,128	$79,669	$59,732

Supplementary cash flow information:
Change in accrual for purchases of property, plant and equipment included in accounts payable	$4,253	$3,559	$5,164

*Purchase of businesses, net of cash acquired
Working capital	$532	$(33,387)	$(26,663)
Property, plant and equipment	823	(102,258)	(77,295)
Goodwill	(1,232)	(153,562)	(330,230)
Long-term debt acquired	—	—	605
Other noncurrent assets and liabilities, net	(123)	(143,648)	(189,912)
Net cash used to acquire businesses	$—	$(432,855)	$(623,495)
See accompanying notes to consolidated financial statements.

HARSCO CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In thousands, except share and per share amounts)	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
	Issued	Treasury					Total
Balances, January 1, 2019	$141,842	$(795,821)	$190,597	$1,298,752	$(567,107)	$45,113	$313,376
Adoption of new accounting standard				21,429	(21,429)		—
Net income				503,919		8,299	512,218
Cash dividends declared:
Noncontrolling interests						(4,693)	(4,693)
Total other comprehensive income (loss), net of deferred income taxes of $690					914	(972)	(58)
Sale of investment in consolidated subsidiary						4,026	4,026
Strategic Venture Exit						(3,694)	(3,694)
Stock appreciation rights exercised, net 11,246 shares	20	(117)	(20)				(117)
Vesting of restricted stock units and other stock grants, net 196,102 shares	402	(2,882)	(402)				(2,882)
Vesting of performance share units, net 529,213 shares	1,136	(8,235)	(1,149)				(8,248)
Treasury shares repurchased, 1,766,826 shares		(31,838)					(31,838)
Amortization of unearned stock-based compensation, net of forfeitures			11,569				11,569
Balances, December 31, 2019	143,400	(838,893)	200,595	1,824,100	(587,622)	48,079	789,659
Net income (loss)				(26,341)		4,366	(21,975)
Cash dividends declared:
Noncontrolling interests						(2,978)	(2,978)
Total other comprehensive income (loss), net of deferred income taxes of $1,749					(58,119)	2,812	(55,307)
Purchase of noncontrolling interest			(4,527)			3,966	(561)
Stock appreciation rights exercised, net 6,236 shares	11	(24)	(11)				(24)
Vesting of restricted stock units and other stock grants, net 138,225 shares	288	(1,108)	(288)				(1,108)
Vesting of performance share units, net 265,151 shares	589	(3,205)	(589)				(3,205)
Amortization of unearned stock-based compensation, net of forfeitures			8,898				8,898
Balances, December 31, 2020	144,288	(843,230)	204,078	1,797,759	(645,741)	56,245	713,399
Net income (loss)				(3,249)		5,978	2,729
Cash dividends declared:
Noncontrolling interests						(3,116)	(3,116)
Total other comprehensive income (loss), net of deferred income taxes of $(6,241)					85,602	(1,497)	84,105
Stock appreciation rights exercised, net 28,789 shares	58	(376)	(58)				(376)
Vesting of restricted stock units and other stock grants, net 193,260 shares	382	(1,983)	(382)				(1,983)
Vesting of performance share units, 69,127 net shares	155	(1,033)	(155)				(1,033)
Amortization of unearned stock-based compensation, net of forfeitures			12,045				12,045
Balances, December 31, 2021	$144,883	$(846,622)	$215,528	$1,794,510	$(560,139)	$57,610	$805,770

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

Restricted Cash
The Company had restricted cash of $4.2 million and $3.2 million at December 31, 2021 and 2020, respectively, and the restrictions are primarily related to collateral provided for certain guarantees of the Company’s performance.

Accounts Receivable
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
Inventories
Inventories are accounted for using the average cost, first-in, first-out ("FIFO"), or last-in, first-out ("LIFO") method. Inventory accounted for under the average cost and FIFO methods are stated at the lower of cost or net realizable value. Inventory accounted for under the LIFO method is stated at the lower of cost or market. See Note 5, Inventories, for additional information.

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

Operating leases are included as Right-of-use assets, net, Current portion of operating lease liabilities, and Operating lease liabilities on the Consolidated Balance Sheets. ROU assets and operating lease liabilities are recognized based on the present value of the future lease payments over the lease term at the commencement date. As most of the Company’s leases do not provide an implicit rate for use in determining the present value of future payments, the Company uses an incremental borrowing rate. This incremental borrowing rate reflects the creditworthiness of the Company for a lending period commensurate to the term of the lease and the standard lending practices related to such loans in the respective jurisdiction where the underlying assets are located. ROU assets also include any lease payments made and exclude any lease incentives and initial direct costs incurred. Lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term, including rent abatement periods and rent holidays. Certain of the Company's leases are subject to annual changes in an index or are subject to adjustments for which the amounts are not readily determinable at lease inception. While lease liabilities are not remeasured as a result of changes to these costs, changes are treated as variable lease payments and recognized in the period in which the obligation for those payments was incurred.
Finance leases are included as Property, plant and equipment, net; Current maturities of long-term debt and Long-term debt on the Consolidated Balance Sheets. Finance lease costs are split between depreciation expense related to the asset and interest expense on the lease liability, using the effective rate charged by the lessor.

The Company has lease agreements with both lease and non-lease components, which the Company has elected to account for as a single lease component. Additionally, the Company has elected not to record short-term leases, those with expected terms of twelve months or less, on the Consolidated Balance Sheets. Certain lease agreements include fixed escalations, while others include rental payments adjusted periodically for inflation. See Note 8, Debt and Credit Agreements, and Note 9, Leases, for additional information on leases.

Business Combinations and Goodwill
The Company accounts for business combinations using the acquisition method of accounting, which requires that once control is obtained, all assets acquired and liabilities assumed, including amounts attributable to noncontrolling interests, be recorded at their respective fair values at the date of acquisition. The excess of purchase price over the fair values of identifiable assets and liabilities is recorded as goodwill. The determination of fair value of assets acquired and liabilities assumed requires numerous estimates and assumptions with respect to the timing and amounts of cash flow projections, revenue growth rates, customer attrition rates, discount rates and useful lives. Such estimates are based upon assumptions believed to be reasonable, and, when appropriate, include assistance from independent third-party valuation firms. During the measurement period, which is up to one year from the acquisition date, the Company may record adjustments to the assets acquired and liabilities assumed, with corresponding offsets to goodwill.

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
The quantitative approach of testing for goodwill impairment involves comparing the current fair value of each reporting unit to the carrying value, including goodwill. The Company uses a discounted cash flow model (“DCF model”) to estimate the current fair value of reporting units, as management believes forecasted operating cash flows are the best indicator of current fair value. A number of significant assumptions and estimates are involved in the preparation of DCF models including future revenues and operating margin growth, the weighted-average cost of capital (“WACC”), tax rates, capital spending, pension funding, the impact of business initiatives and working capital projections. These assumptions and estimates may vary significantly among reporting units. DCF models are based on approved long-range plans for the early years and historical relationships and projections for later years. WACC rates are derived from internal and external factors including, but not limited to, the average market price of the Company's stock, shares outstanding, book value of the Company's debt, the long-term risk-free interest rate, and both market and size-specific risk premiums. Due to the many variables noted above and the relative size of the Company's goodwill, differences in assumptions may have a material impact on the results of the Company's annual goodwill impairment testing. If the net book value of a reporting unit were to exceed the Company's determination of the current fair value, then an impairment charge would be recognized as the difference between the fair value and the carrying value. See Note 7, Goodwill and Other Intangible Assets, for additional information.
Long-Lived Assets Impairments (Other than Goodwill)
Long-lived assets or asset groups are reviewed for impairment when events and circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Long-lived assets or asset groups are reviewed for impairment when events and circumstances indicate the book value of an asset or asset group may be impaired. The Company's policy is to determine if an impairment loss exists when it is determined that the carrying amount of the asset or asset group exceeds the sum of the expected undiscounted future cash flows resulting from use of the asset or asset group and its eventual disposition. Impairment losses are measured as the amount by which the carrying amount of the asset or asset group exceeds its fair value, normally as determined in either open market transactions or through the use of a DCF model. Long-lived assets or asset groups to be disposed of are reported at the lower of the carrying amount or fair value less cost to sell. See Note 18, Other (Income) Expenses, Net for additional information.

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
Revenue Recognition
The Company recognizes revenues to depict the transfer of promised services and products to customers in an amount that reflects the consideration the Company expects to receive in exchange for those services or products. Service revenues include the Harsco Clean Earth Segment and the service components of the Harsco Environmental Segment. Product revenues include portions of the Harsco Environmental Segment.

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

Harsco Clean Earth - This Segment provides specialty waste processing and beneficial reuse solutions for hazardous wastes, and soil and dredged materials.

•Revenues are recognized over time as the customer simultaneously receives the benefits provided by the Company's performance. The Company utilizes an output method based on the amount of materials received for processing to measure progress, which is deemed to best depict the transfer of value to the customer and revenue earned by the Company. Transaction prices are based on contractual terms which are principally variable based on volume and recognized as services are performed. Transaction prices, when the standalone selling price is not directly observable, are allocated to performance obligations utilizing an expected cost plus a margin approach. Amounts are typically billed and payable on a monthly basis.

Harsco Rail - This business sells railway track maintenance equipment, after-market parts, Protran/safety equipment and provides railway track maintenance services.

•For standard railway track maintenance equipment sales, revenue is recognized at the point when control transfers to the customer. Control generally transfers at the point of shipment for domestic orders and in accordance with the international commercial terms included in contracts for export sales. In certain railway track maintenance equipment sales, revenue is recognized over time because such equipment is highly customized, has no alternate use and the Company has an enforceable right to payment. The former Harsco Rail Segment uses the cost-to-cost method to measure progress because it is the measure that best depicts the transfer of control to the customer, which occurs as the former Harsco Rail Segment incurs costs under the contracts. Under the cost-to-cost method, the extent of progress towards completion is based on the ratio of costs incurred to total estimated costs at completion which includes both actual costs already incurred and the estimated costs to complete. Accounting for contracts with customers using the cost-to-cost method requires significant judgment relative to assessing risks, estimating contract revenues (including estimates of variable consideration, if applicable, as well as estimating any liquidating damages or penalties related to performance), estimating contract costs (including estimating engineering costs to design the machine and the material, labor and overhead manufacturing costs to build the machine); making assumptions for schedule and technical items; properly executing the engineering and design phases consistent with customer expectations; the availability and costs of labor and material resources; productivity; and evaluating whether a significant financing component is present. Due to the number of years it may take to complete certain contracts and the scope and nature of the work required to be performed on those contracts, estimating total revenues and costs at completion is inherently complicated and subject to many variables. Transaction prices are based on contracted terms, which are generally fixed, and when the standalone selling price is not directly observable, allocated to performance obligations utilizing either the adjusted market assessment or expected cost plus a margin approach. For certain transactions, the Company receives periodic payments associated with key milestones. In limited instances, those payments are intended to provide financing with such transactions being treated as including a significant financing component. Any remaining consideration is billed and payable upon completion of the transaction. Railway track maintenance equipment revenue of approximately $102 million was recognized using the cost-to-cost method in 2021, the net profit or loss of which is included in Income (loss) from discontinued businesses in the Consolidated Statements of Operations.
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

The Company has elected to utilize the following practical expedients on an ongoing basis:

•The Company has not adjusted the promised amount of consideration for the effects of a significant financing component if the Company expects, at contract inception, that the period between when the Company transfers the promised good or services to the customer and when the customer pays for that good or service would be one year or less; and
•The Company has elected to exclude disclosures related to unsatisfied performance obligations where the related contract has a duration of one year or less; or where the consideration is entirely variable. Accordingly, the Company's disclosure related to unsatisfied performance obligations is limited to the fixed portion of fees related to metals services in the Harsco Environmental Segment.

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

Income Taxes
The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of the events that have been included in the consolidated financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the consolidated financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.
The Company records deferred tax assets to the extent that the Company believes that these assets will more likely than not be realized. In making such determinations, the Company considers all available positive and negative evidence, including future reversals of existing deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial results. If the Company determines that it will not be able to realize deferred income tax assets in the future, a valuation allowance is recorded. If sufficient positive evidence arises in the future indicating that all or a portion of the deferred tax assets meet the more likely than not standard for realization, the valuation allowance would be reduced accordingly in the period that such a conclusion is reached.
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
The Company recognizes interest and penalties related to unrecognized tax benefits within Income tax expense in the accompanying Consolidated Statements of Operations. Liabilities for uncertain tax positions are included in Other liabilities on the Consolidated Balance Sheets.
The significant assumptions and estimates described in the preceding paragraphs are important contributors to the effective tax rate each year.
See Note 11, Income Taxes, for additional information.
Accrued Insurance and Loss Reserves
The Company retains a significant portion of the risk for certain U.S. workers' compensation, U.K. employers' liability, automobile, general and product liability losses. During 2021, 2020 and 2019, the Company recorded insurance expense from continuing operations related to these lines of coverage of $25.6 million, $21.1 million and $12.5 million, respectively. Reserves have been recorded that reflect the undiscounted estimated liabilities including claims incurred but not reported. When a recognized liability is covered by third-party insurance, the Company records an insurance claim receivable to reflect the covered liability. Changes in the estimates of the reserves are included in net income(loss) in the period determined. During 2021, 2020 and 2019, the Company recorded insurance reserve adjustments that decreased pre-tax insurance expense from continuing operations for self-insured programs by $0.2 million, $1.3 million and $0.8 million, respectively. At December 31, 2021 and 2020, the Company has recorded liabilities of $28.3 million and $27.3 million, respectively, related to both asserted as well as unasserted insurance claims. Included in the balances at December 31, 2021 and 2020 were $4.1 million and $5.2 million, respectively, of recognized liabilities covered by insurance carriers. Amounts estimated to be paid within one year have been included in Other current liabilities, with the remainder included in Other liabilities, on the Consolidated Balance Sheets.

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
Amounts recorded in AOCI on the Consolidated Balance Sheets are reclassified into income in the same period or periods during which the hedged forecasted transaction affects income. The cash flows from these contracts are classified consistent with the cash flows from the transaction being hedged (e.g., the cash flows related to contracts to hedge the purchase of fixed assets are included in cash flows from investing activities, etc.). The Company also enters into certain forward exchange contracts that are not designated as hedges. Gains and losses on these contracts are recognized in operations based on changes in fair market value. For fair value hedges of a firm commitment, the gain or loss on the derivative and the offsetting gain or loss on the hedged firm commitment are recognized currently in operations.
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

The Company did not record any long-lived asset impairments, indefinite-lived asset impairments, goodwill impairments, significant inventory write-downs or incremental accounts receivable reserves for current expected credit losses during the year ended December 31, 2021 related to COVID-19. However, such charges are possible in future periods, which could have an adverse effect on the Company's future results of operations, cash flows, or financial condition.

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

The following accounting standards have been issued and become effective for the Company at a future date:

In March 2020, the FASB issued changes that provide companies with optional guidance to ease the potential accounting burden associated with transitioning from reference rates that are expected to be discontinued. In response to the concerns about risks of IBORs and, particularly, the risk of cessation of LIBOR, regulators in several jurisdictions around the world have undertaken reference rate reform initiatives to identify alternative reference rates that are more observable or transaction-based and less susceptible to manipulation. The changes provide optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. In January 2021, the FASB issued additional clarification changes. The changes can be adopted no later than December 31, 2022 with early adoption permitted. Management does not believe these changes will have a material impact on the Company's consolidated financial statements.

In August 2020, the FASB issued changes which simplified the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. The changes become effective January 1, 2022. Management has concluded that this standard will not have an impact on the Company's consolidated financial statements.

In November 2021, the FASB issued changes that improve the transparency of government assistance received by entities. The changes require disclosure of the nature of transactions, including significant terms and conditions, accounting policies used, and financial statement line items affected by the transactions. The changes become effective January 1, 2022. Other than required expanded disclosures, the adoption of these changes will not have a material impact on the Company's consolidated financial statements.

3. Acquisitions and Dispositions

Harsco Rail Segment
In November 2021, the Company announced its intention to sell the Rail business. The former Harsco Rail Segment has historically been a separate reportable segment with primary operations in the United States, Europe and Asia Pacific.

The former Harsco Rail Segment's balance sheet positions as of December 31, 2021 and 2020 are presented as Assets held-for-sale and Liabilities of assets held-for-sale in the Consolidated Balance Sheets and are summarized as follows:

(in thousands)	December 31 2021	December 31 2020
Trade accounts receivable, net	$33,689	$52,077
Other receivables	4,740	3,045
Inventories	103,560	112,013
Current portion of contract assets	94,597	52,240
Other current assets	25,442	27,703
Property, plant and equipment, net	39,524	37,855
Right-of-use assets, net	3,108	4,354
Goodwill	13,026	13,026
Intangible assets, net	3,081	3,449
Deferred income tax assets	6,064	4,906
Other assets	6,432	6,316
Total Rail assets included in Assets held-for-sale	$333,263	$316,984

Accounts payable	$46,076	$53,937
Accrued compensation	2,171	1,503
Current portion of operating lease liabilities	1,619	1,745
Current portion of advances on contracts	62,401	37,462
Other current liabilities	49,732	33,280
Advances on contracts	—	44,731
Operating lease liabilities	1,775	2,734
Deferred tax liabilities	5,736	4,461
Other liabilities	982	925
Total Rail liabilities included in Liabilities of assets held-for-sale	$170,492	$180,778
The results of the former Harsco Rail Segment are presented as discontinued operations and, as such, have been excluded from both continuing operations and segment results for the years ended December 31, 2021, 2020, and 2019. Certain key selected financial information included in Income (loss) from discontinued operations, net of tax for the former Harsco Rail Segment is as follows:

	Years ended December 31
(In thousands)	2021	2020	2019
Amounts directly attributable to the former Harsco Rail Segment:
Service revenues	$32,425	$31,642	$30,254
Product revenues	266,221	298,189	269,119
Cost of services sold	17,272	23,480	21,883
Cost of products sold	251,897	235,040	192,310
Income (loss) from discontinued businesses	(19,967)	23,096	25,406
Additional amounts allocated to the former Harsco Rail Segment:
Selling, general and administrative expenses (a)	$178	$—	$—
(a) The Company has allocated directly attributable transaction costs to discontinued operations.

The Company has retained corporate overhead expenses previously allocated to the former Harsco Rail Segment of $4.2 million for each of the years ended December 31, 2021, 2020, and 2019 as part of Selling, general and administrative expenses on the Consolidated Statements of Operations.

The Company's former Harsco Rail segment is currently manufacturing highly-engineered equipment under large long-term fixed-price contracts with the SBB, the infrastructure manager for most of the railway in the U.K. ("Network Rail"), and the national railway company in Germany ("Deutsche Bahn"). Post-engineering, the Company has made significant progress in the development of the prototype/initial units for certain portions of these contracts during the fourth quarter of 2021, which has provided clarity in terms of material requirements and associated cost impacts. As a result, in the fourth quarter of 2021, the Company recognized estimated forward loss provisions related to these contracts of $33.4 million. The principal driver of the provisions was recent expected cost inflation for all contracts, including for vendors in Europe who perform the manufacturing and assembly of certain equipment under these contracts. In addition, the estimate for liquidated damages for delivery delays for the Network Rail contract was increased based on the current status of negotiations with the customer during the quarter, as well as delayed prototype build and the resulting delayed delivery schedule. The estimated forward loss provision represents the Company's best estimate based on currently available information. It is possible that the Company's overall estimate of costs to complete these contracts may increase, which would result in an additional estimated forward loss provision at such time.

The first contract with SBB is complete, and the second contract is 78% complete as of December 31, 2021. The contracts with Network Rail and Deutsche Bahn are 42% and 18% complete, respectively, as of December 31, 2021.

The following is selected financial information included on the Consolidated Statements of Cash Flows attributable to the former Harsco Rail Segment:

	Years Ended December 31
(In thousands)	2021	2020	2019
Non-cash operating items
Depreciation and amortization	$4,329	$5,450	$4,876
Cash flows from investing activities
Purchases of property, plant and equipment	1,406	7,962	15,274

ESOL
On April 6, 2020 the Company completed the acquisition of 100% of ESOL, an established waste transportation, processing and services provider with a comprehensive portfolio of disposal solutions for customers primarily across the industrial, retail and healthcare markets, from Stericycle, Inc. for $429.0 million cash, inclusive of post-closing adjustments. In addition, as part of the acquisition, the Company entered into a non-compete agreement with Stericycle, Inc. Concurrent to the ESOL acquisition, the Company entered into an agreement with Stericycle, Inc. related to certain Stericycle, Inc. customers who receive services from both ESOL and other Stericycle, Inc. businesses under a single contractual arrangement. The revenue pertaining to services rendered to these customers are invoiced centrally through Stericycle, Inc. billing systems and ESOL's portion of the revenue, less a management fee, is then distributed to the Company.

The fair value recorded for the assets acquired and liabilities assumed for ESOL is as follows:

(In millions)	April 6 2020	Measurement Period Adjustments	Final Valuation
Cash and cash equivalents	$0.4	$—	$0.4
Trade accounts receivable	124.1	(1.5)	122.6
Inventory	5.0	—	5.0
Other current assets	0.7	(0.7)	—
Property, plant and equipment	105.3	(3.9)	101.4
Right-of-use assets, net	56.0	—	56.0
Goodwill	152.0	1.3	153.3
Intangible assets	161.0	—	161.0
Other assets	0.2	—	0.2
Accounts payable	(48.6)	(1.5)	(50.1)
Accrued expenses	(17.5)	(1.8)	(19.3)
Current portion of operating lease liabilities	(16.6)	—	(16.6)
Other current liabilities	(6.4)	(0.2)	(6.6)
Environmental liabilities	(24.4)	—	(24.4)
Deferred income taxes	(15.5)	(1.5)	(17.0)
Operating lease liabilities	(39.4)	—	(39.4)
Total identifiable net assets of ESOL	436.3	(9.8)	426.5
Non-compete agreement	2.5	—	2.5
Total identifiable net assets of ESOL, including non-compete agreement	$438.8	$(9.8)	$429.0

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

The following table details the valuation of identifiable intangible assets and amortization periods for ESOL and the non-compete agreement:

(Dollars in millions)	Weighted-Average Amortization Period	April 6 2020	Measurement Period Adjustments	Final Valuation
Permits and rights	22 years	$138.0	$—	$138.0
Customer relationships	10 years	23.0	—	23.0
Total identifiable intangible assets of ESOL		161.0	—	161.0
Non-compete agreement	4 years	2.5	—	2.5
Total identifiable intangible assets acquired		$163.5	$—	$163.5

The Company valued the identifiable intangible assets using methodologies under the income approach including the multi-period excess earnings method, the distributor method, and the with-and-without method.

The years ended December 31, 2020 and 2019 included ESOL direct acquisition and integration costs of $49.0 million and $7.3 million, respectively, which are included in Selling, general and administrative expenses, within the Corporate function, in the Consolidated Statements of Operations. In addition to the acquisition and integration costs reflected in the Consolidated Statements of Operations, debt issuance costs associated with the issuance of debt to fund the acquisition are reflected, net of amortization subsequent to the acquisition date, as Long-term debt on the Consolidated Balance Sheets.

Clean Earth
On June 28, 2019, the Company acquired 100% of the outstanding stock of Clean Earth, one of the largest U.S. providers of specialty waste processing and beneficial reuse solutions for hazardous wastes, soil and dredged materials, for an enterprise valuation of approximately $625 million on a cash free, debt free basis, subject to normal working capital adjustments. The Company transferred approximately $628 million of cash consideration and agreed to reimburse the sellers for any usage of assumed net operating losses in a post-closing period for up to five years. At December 31, 2021 and 2020, the present value of the expected reimbursement is approximately $8 million and $11 million, respectively. See Footnote 18, Other (Income) Expenses, Net, for additional details.

The fair value recorded for the assets acquired and liabilities assumed for Clean Earth is as follows:

(In millions)	June 28 2019	Measurement Period Adjustments	Final Valuation
Cash and cash equivalents	$42.8	$(39.2)	$3.6
Trade accounts receivable, net	63.7	(1.2)	62.5
Other receivables	0.8	1.3	2.1
Other current assets	8.7	(1.4)	7.3
Property, plant and equipment	75.6	1.4	77.0
Right-of-use assets, net	14.4	11.4	25.8
Goodwill	313.8	16.8	330.6
Intangible assets	261.1	(18.9)	242.2
Other assets	4.0	(2.8)	1.2
Accounts payable	(23.0)	(0.1)	(23.1)
Acquisition consideration payable	(39.2)	39.2	—
Other current liabilities	(18.0)	(1.7)	(19.7)
Net deferred taxes liabilities	(51.2)	5.5	(45.7)
Operating lease liabilities	(11.1)	(8.4)	(19.5)
Other liabilities	(6.5)	(2.1)	(8.6)
Total identifiable net assets of Clean Earth	$635.9	$(0.2)	$635.7
The goodwill is attributable to strategic benefits, including enhanced operational and financial scale, as well as product and market diversification that the Company expects to realize. The Company expects $16.3 million of goodwill to be deductible for income tax purposes through 2033.

The following table details the valuation of identifiable intangible assets and amortization periods for Clean Earth:

(Dollars in millions)	Weighted-Average Amortization Period	June 28 2019	Measurement Period Adjustments	Final Valuation
Permits	18 years	$176.1	$(6.0)	$170.1
Customer relationships and backlog	8 years	33.4	(12.9)	20.5
Air rights	Usage based (b)	25.6	—	25.6
Trade names	12 years	26.0	—	26.0
Total identifiable intangible assets of Clean Earth		$261.1	$(18.9)	$242.2
(b)    The Company estimates that based on current usage that the expected useful life would be 27 years.

The Company valued the identifiable intangible assets using an income-based approach that utilized either the multi-period excess earnings method or the relief from royalty method.

The year ended December 31, 2019 included Clean Earth direct acquisition costs of $15.2 million, which are included in Selling, general and administrative expenses, within the Corporate function, in the Consolidated Statements of Operations. In addition to the acquisition costs reflected in the Consolidated Statements of Operations, debt issuance costs associated with the issuance of debt to fund the acquisition are reflected, net of amortization subsequent to the acquisition date, as Long-term debt on the Consolidated Balance Sheets.

Harsco Industrial Segment
In May 2019, the Company announced its intent to divest the businesses that comprised the Harsco Industrial Segment; AXC, IKG and PK. These disposals represented a strategic shift and accelerated the transformation of the Company's portfolio of businesses into a leading provider of environmental solutions and services. In July 2019, the Company sold AXC for $600 million in cash and recognized a gain on sale of $527.9 million pre-tax (or approximately $421 million after-tax). In November 2019, the Company sold PK for approximately $60 million in cash and recognized a gain on sale of $41.2 million pre-tax (or approximately $33 million after-tax). In January 2020, the Company sold IKG for $85.0 million, including a note receivable with a face value of $40.0 million and recognized an $18.4 million pre-tax gain on sale (or approximately $9 million after-tax). In 2019 the gains on the sales of AXC and PK and in 2020 the gain on the sale of IKG have been recorded in the Consolidated Statements of Operations as discontinued operations.

The Harsco Industrial Segment was historically a separate reportable segment with primary operations in North America and Latin America. In accordance with U.S. GAAP, the results of the former Harsco Industrial Segment are presented as discontinued operations and, as such, have been excluded from both continuing operations and segment results for the years ended December 31, 2021, 2020, and 2019. Certain key selected financial information included in net income from discontinued operations for the former Harsco Industrial Segment is as follows:

	Years ended December 31
(In thousands)	2021	2020	2019
Amounts directly attributable to the former Harsco Industrial Segment:
Total revenues	$—	$10,203	$306,972
Cost of products sold	—	8,082	224,811
Gain on sale from discontinued businesses	—	18,281	569,135
Income (loss) from discontinued businesses	(3,510)	(1,578)	27,823
Additional amounts allocated to the former Harsco Industrial Segment:
Selling, general and administrative expenses (c)	$3,510	$2,695	$8,429
Interest expense (d)	—	—	11,237
Loss on early extinguishment of debt (e)	—	—	5,314
(c) The Company allocated directly attributable transaction costs to discontinued operations. In addition, this caption includes costs directly attributable to retained contingent liabilities of the former Harsco Industrial Segment.
(d) The Company allocated interest expense, including a portion of the amount reclassified into income for the Company's interest rate swaps, amortization of deferred financing costs, and $2.7 million related to interest rate swap terminations which were directly attributed with the mandatory repayment of certain debt resulting from the AXC disposal.
(e)    The Company allocated the $5.3 million write-off of deferred financing costs to discontinued operations as it directly attributed to the mandatory repayment of certain debt resulting from the AXC disposal.

The Company retained corporate overhead expenses previously allocated to the former Harsco Industrial Segment of $4.0 million in 2019 as part of Selling, general and administrative expenses on the Consolidated Statements of Operations.

4. Accounts Receivable and Note Receivable
Accounts receivable consist of the following:

(In thousands)	December 31 2021	December 31 2020
Trade accounts receivable	$385,143	$362,801
Less: Allowance for expected credit losses	(7,262)	(7,488)
Trade accounts receivable, net	$377,881	$355,313
Other receivables (a)	$33,059	$31,208
(a)Other receivables include employee receivables, insurance receivable, tax claims and refunds and other miscellaneous receivables not included in Trade accounts receivable, net.
The provision for doubtful accounts related to trade accounts receivable was as follows:

	Years Ended December 31
(In thousands)	2021	2020	2019
Provision for expected credit losses and doubtful accounts related to trade accounts receivable	$589	$1,961	$7,123
The provision for doubtful accounts in 2019 primarily included a provision in the Harsco Environmental Segment related to a customer in the U.K entering administration which was subsequently written off in 2020.
At December 31, 2021 $8.0 million of the Company's trade accounts receivable were past due by twelve months or more, with $5.4 million of this amount reserved. Collection of the remaining balance is still ultimately expected.

In January 2020, the Company sold IKG for $85.0 million including cash and a note receivable, subject to post-closing adjustments. The note receivable from the buyer has a face value of $40.0 million, bearing interest at 2.50%, that is paid in kind and matures on January 31, 2027. Any unpaid principal, along with any accrued but unpaid interest is payable at maturity. Prepayment is required in case of a change in control or a percentage of excess cash flow, as defined in the note receivable agreement. Because there are no scheduled payments under the terms of the note receivable, the balance is not classified as current and is included in the caption Other assets on the Consolidated Balance Sheets. The initial fair value of the note receivable was $34.3 million which was calculated using an average of various discounted cash flow scenarios based on anticipated timing of repayments (Level 3) and was a non-cash transaction. The note receivable is subsequently measured at amortized cost. Key inputs into the valuation model include: projected timing and amount of cash flows, pro forma debt rating, option-adjusted spread and U.S. Treasury spot rate. During the twelve months ended December 31, 2021, the Company received a payment of $6.4 million related to excess cash flow. At December 31, 2021 the amortized cost of the note receivable was $31.0 million, compared with a fair value of $32.3 million.

(In thousands)	December 31 2021	December 31 2020
Note receivable	$31,025	$35,806

5. Inventories
Inventories consist of the following:

(In thousands)	December 31 2021	December 31 2020
Finished goods	$8,323	$7,749
Work-in-process	5,393	2,795
Raw materials and purchased parts	21,188	20,259
Stores and supplies	35,589	30,198
Total inventories	$70,493	$61,001
Valued at lower of cost or market:
LIFO basis	$14,133	$14,690
FIFO basis	7,567	5,485
Average cost basis	48,793	40,826
Total inventories	$70,493	$61,001
Inventories valued on the LIFO basis at both December 31, 2021 and December 31, 2020 were approximately $13 million less than the amounts of such inventories valued at current costs. There was no significant impact on net income as a result of reducing certain inventory quantities valued on a LIFO basis during 2021, 2020 or 2019.

6. Property, Plant and Equipment
Property, plant and equipment consist of the following:

(In thousands)	Estimated Useful Lives	December 31 2021	December 31 2020
Land	—	$73,067	$73,237
Land improvements	5-20 years	16,970	17,500
Buildings and improvements (a)	5-30 years	221,236	224,909
Machinery and equipment (b)	3-20 years	1,507,214	1,512,966
Uncompleted construction	—	63,816	39,587
Gross property, plant and equipment		1,882,303	1,868,199
Less: Accumulated depreciation		(1,228,390)	(1,237,845)
Property, plant and equipment, net		$653,913	$630,354
(a) Buildings and improvements include leasehold improvements that are amortized over the shorter of their useful lives or the initial term of the lease.
(b) Includes information technology hardware and software.
In the third quarter of 2020, a customer of the Harsco Environmental Segment in China ceased steel making operations at its steel mill site in order to relocate the operations to a new site, as a result of a government mandate to improve environmental conditions of the area. The Company will continue to provide services to the same customer at the new site. The net book value of the idled equipment associated with the previous location is approximately $20 million. The customer has entered into an agreement with the government where it will receive compensation for the losses the customer has incurred as a result of the forced shutdown. The Company has continued discussions with the customer regarding compensation, which are expected to be protracted. While the customer has initially indicated that they will not provide compensation, the Company and the customer continue to discuss and the Company is evaluating its legal position. In addition, there may be other avenues of pursuing recovery, including seeking relief directly from the local government. At this point, considering the ongoing discussions with the customer, and other avenues, the Company believes it will recover the book value of the equipment and thus does not believe it has an asset impairment as of December 31, 2021. However, the Company will continue to evaluate changes in facts and circumstances and record any impairment charge when and if indicated.

7. Goodwill and Other Intangible Assets
Goodwill by Segment
The following table reflects the changes in carrying amounts of goodwill by segment for the years ended December 31, 2021 and 2020:

(In thousands)	Harsco Environmental Segment	Harsco Clean Earth Segment	Consolidated Totals
Balance at December 31, 2019	$395,113	$330,230	$725,343
Changes to goodwill (a)	1,480	152,417	153,897
Foreign currency translation	9,808	—	9,808
Balance at December 31, 2020	406,401	482,647	889,048
Changes to goodwill	—	1,232	1,232
Foreign currency translation	(7,171)	—	(7,171)
Balance at December 31, 2021	$399,230	$483,879	$883,109
(a)     The changes to goodwill related to the acquisition of ESOL, and immaterial acquisitions in the Harsco Environmental segment. See Note 3, Acquisitions and Dispositions.

The Company's methodology for determining reporting unit fair value is described in Note 1, Summary of Significant Accounting Policies. Performance of the Company's 2021 annual impairment test did not result in impairment of any of the Company's reporting units.

Intangible Assets
Net intangible assets totaled $402.8 million at December 31, 2021 and $435.1 million at December 31, 2020. The following table reflects these intangible assets by major category:

	December 31, 2021		December 31, 2020
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer related	$104,322	$54,057	$105,222	$46,267
Permits	309,069	34,822	308,705	18,955
Technology related	39,886	13,415	40,274	9,654
Trade names	30,738	6,842	30,779	4,272
Air rights	26,139	1,675	26,139	1,044
Patents	179	138	192	139
Non-compete agreement	2,500	1,094	2,500	469
Other	3,407	1,396	3,335	1,230
Total	$516,240	$113,439	$517,146	$82,030

Amortization expense for intangible assets was $32.2 million, $30.6 million and $15.2 million for 2021, 2020 and 2019, respectively. The following table shows the estimated amortization expense for the next five fiscal years based on current intangible assets.

(In thousands)	2022	2023	2024	2025	2026
Estimated amortization expense (b)	$31,600	$31,600	$31,100	$30,900	$28,900
(b)    These estimated amortization expense amounts do not reflect the potential effect of future foreign currency exchange rate fluctuations.

8. Debt and Credit Agreements
The Company's long-term debt consists of the following:

(In thousands)	December 31 2021	December 31 2020
Senior Secured Credit Facilities (a):
New Term Loan with an interest rate of 2.75% at December 31, 2021	$497,500	$—
Term Loan A with an interest rate of 3.50% at December 31, 2020	—	280,000
Term Loan B with an interest rate of 3.25% at December 31, 2020	—	218,188
Revolving Credit Facility with an average interest rate of 2.5% and 2.8% at December 31, 2021 and 2020, respectively	362,000	281,000
5.75% Senior Notes due July 31, 2027	500,000	500,000
Other financing payable (including capital leases) in varying amounts due principally through 2026 with a weighted-average interest rate of 4.7% and 5.0% at December 31, 2021 and 2020, respectively	28,389	21,344
Total debt obligations	1,387,889	1,300,532
Less: deferred financing costs	(18,217)	(15,767)
Total debt obligations, net of deferred financing costs	1,369,672	1,284,765
Less: current maturities of long-term debt	(10,226)	(13,576)
Long-term debt	$1,359,446	$1,271,189
(a)     The current portion of long-term debt related to the Senior Secured Credit Facilities was $5.0 million and $10.5 million with the remainder reflected as Long-term debt at December 31, 2021 and 2020, respectively.
The maturities of long-term debt for the four years following December 31, 2022 are as follows:

(In thousands)
2023	$17,331
2024	9,351
2025	7,560
2026	368,558
Cash payments for interest on debt were $60.9 million, $59.5 million and $27.6 million in 2021, 2020 and 2019, respectively.

Senior Secured Credit Facilities

March 2021 Amendment
In March 2021, the Company amended its Senior Secured Credit Facilities to, among other things, extend the maturity date of the Revolving Credit Facility to March 10, 2026, and to modify aspects of its total net leverage ratio covenant. As a result of this amendment, the net debt to consolidated adjusted EBITDA ratio covenant was increased to 5.75 through December 2021 and then decreases quarterly until reaching 4.50 in December 2022 and 4.00 in March 2023. In addition the Company issued the New Term Loan, as an additional tranche, under the Senior Secured Credit Facilities, in an aggregate principal amount of $500 million. The New Term Loan bears interest at a rate per annum of 1.25% over base rate, subject to a zero floor, or 2.25% over LIBOR, subject to a 0.50% floor. The New Term Loan is subject to quarterly amortization of principal of 0.25%, beginning September 30, 2021. The proceeds of the New Term Loan were used to repay in full the outstanding Term Loan A and Term Loan B under the Senior Secured Credit Facilities, which were due on June 28, 2024 and December 8, 2024, respectively. The New Term Loan matures on March 10, 2028, or earlier, on the date that is 91 days prior to the maturity date of the Company’s 5.75% Senior Notes, due 2027, if such Senior Notes are outstanding or have not been refinanced at such time.

In October 2021, the Company amended its Senior Secured Credit Facilities to, among other things, to make certain amendments in connection with the discontinuation of LIBOR.

At December 31, 2021, the Company was in compliance with all covenants for the Senior Secured Credit Facilities. During the twelve months ended December 31, 2021, 2020 and 2019, the Company recognized $5.5 million, $1.9 million and $1.0 million, respectively, of fees and expenses related to amendments to the Senior Secured Credit Facilities in the caption Unused debt commitment, amendment fees and loss on the extinguishment of debt on the Consolidated Statements of Operations. The amount for 2021 includes a write-off of $2.7 million of previously recorded deferred financing costs. The Company capitalized fees of $7.8 million related to the March 2021 Amendment.

In addition, on February 22, 2022, the Company amended its Senior Credit Facilities (“Amendment No. 9 to the Third Amended and Restated Credit Agreement”) to reset the levels of the net debt to consolidated adjusted EBITDA ratio covenant. As a result of this amendment, the net debt to consolidated adjusted EBITDA ratio covenant was set at 5.75 for the quarter ending March 31, 2022, and then decreases quarterly by 0.25 until reaching 4.00 for the quarter ending December 31, 2023 and thereafter. In addition, upon closing on the divestiture of the former Harsco Rail Segment, the net debt to consolidated adjusted EBITDA ratio covenant will decrease by an additional 0.25, provided, however, it will not go below 4.00.

See Note 20 Subsequent Events and Item 9B Other Information for discussion of the Amendment No. 9 to the Third Amended and Restated Credit Agreement.

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

The Credit Agreement requires certain mandatory prepayments of the New Term Loan, subject to certain exceptions, based on net cash proceeds of certain sales or distributions of assets, as well as certain casualty and condemnation events, in some cases subject to reinvestment rights and certain other exceptions; net cash proceeds of any issuance of debt, excluded permitted debt issuances; and a percentage of excess cash flow, as defined by the Credit Agreement, during a fiscal year.

Revolving Credit Facility
Borrowings under the Revolving Credit Facility, a U.S.-based program, bear interest at a rate per annum ranging from 50 to 150 basis points over base rate or 150 to 250 basis points over adjusted LIBOR, subject to a 0% floor.  Any principal amount outstanding under the Revolving Credit Facility is due and payable on its maturity on March 10, 2026.

The following table shows the amount outstanding under the Revolving Credit Facility and available credit at December 31, 2021.

	December 31, 2021
(In thousands)	Facility Limit	Outstanding Balance	Outstanding Letters of Credit	Available Credit
Revolving Credit Facility	$700,000	$362,000	$29,824	$308,176

Other
In 2019, the Company recognized $6.7 million of expenses in the caption Unused commitment fees, amendment fees and loss on extinguishment of debt on the Consolidated Statements of Operations, for fees and other costs related to bridge financing commitments that the Company arranged in the event that the Senior Notes were not issued prior to the acquisition of Clean Earth. The Senior Notes were issued prior to completion of the Clean Earth acquisition thus the bridge financing commitments were not utilized.
Short-term borrowings totaled $7.7 million and $7.5 million at December 31, 2021 and 2020, respectively. At December 31, 2021 and 2020, Short-term borrowings consist primarily of bank overdrafts and other third-party debt. The weighted-average interest rate for short-term borrowings at December 31, 2021 and 2020 was 3.3% and 3.4%, respectively.

9. Leases
The components of lease expense were as follows:

(In thousands)	2021	2020	2019
Finance leases:
Amortization expense	$2,510	$1,523	$1,234
Interest on lease liabilities	495	184	50
Operating leases	32,544	28,537	13,754
Variable and short-term leases	47,780	40,953	22,201
Sublease income	(53)	(202)	(198)
Total lease expense from continuing operations	$83,276	$70,995	$37,041

Supplemental cash flow information related to leases was as follows:

(In thousands)	2021	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Cash flows used by operating activities - Operating leases (a)	$33,645	$28,057	$15,143
Cash flows used by financing activities - Finance leases	2,847	1,367	1,317
ROU assets obtained in exchange for lease obligations:
Operating leases (b)	$42,442	$69,044	$65,525
Finance leases	11,495	6,220	2,658
(a)     Cash flows include cash paid for operating leases of discontinued operations.
(b)     Cash flows include ROU assets of approximately $56 million that were recorded upon the acquisition of ESOL in 2020. See Note 3, Acquisitions and Dispositions, for additional information.
Supplemental balance sheet information related to leases was as follows:

(In thousands)	2021	2020
Operating Leases (c):
Operating lease ROU assets	$101,576	$92,495
Current portion of operating lease liabilities	25,590	23,117
Operating lease liabilities	74,571	67,126
Finance Leases:
Property, plant and equipment, net	$17,185	$8,434
Current maturities of long-term debt	3,756	1,683
Long-term debt	13,736	6,867
(c) The 2021 operating lease ROU assets and operating lease liabilities include a $15 million adjustment to record certain leases for ESOL. These leases have been incorrectly treated as short term leases versus operating leases since ESOL's acquisition on April 6, 2020.

Supplemental additional information related to leases was as follows:

	2021	2020
Other information:
Weighted average remaining lease term - Operating leases (in years)	7.14	8.22
Weighted average remaining lease term - Finance leases (in years)	5.88	8.20
Weighted average discount rate - Operating leases	5.9%	6.1%
Weighted average discount rate - Finance leases	4.6%	5.1%

Maturities of lease liabilities were as follows:

(In thousands)	Operating Leases	Finance Leases
Year Ending December 31:
2022	$30,347	$4,483
2023	24,959	4,311
2024	18,612	3,901
2025	12,923	2,834
2026	8,641	1,733
After 2026	31,890	3,078
Total lease payments	127,372	20,340
Less: Imputed interest	(27,211)	(2,848)
Total lease liabilities	$100,161	$17,492

The Company's leases, excluding short-term leases, have remaining terms of less than one year to 29 years, some of which include options to extend for up to 10 years, and some of which include options to terminate within one year. As of December 31, 2021, the Company has additional operating leases for property and equipment that have not yet commenced, with estimated ROU assets and lease liabilities of approximately $17 million to be recognized upon anticipated lease commencements in the first and second quarters of 2022. There are no material residual value guarantees or material restrictive covenants in any of the Company's leases.

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
For most U.S. defined benefit pension plans and a majority of international defined benefit pension plans, accrued service is no longer granted. In place of these plans, the Company has established defined contribution plans providing for the Company to contribute a specified matching amount for participating employees' contributions to the plan. For U.S. employees, this match is made on employee contributions up to 4% of eligible compensation. Additionally, the Company may provide a discretionary contribution for eligible employees. There have been no discretionary contributions provided for the years 2021, 2020 and 2019. For non-U.S. employees, this match is up to 6% of eligible compensation with an additional 2% going towards insurance and administrative costs.
NPPC from continuing operations for U.S. and international plans for 2021, 2020 and 2019 is as follows:

	U.S. Plans			International Plans
(In thousands)	2021	2020	2019	2021	2020	2019
Net Periodic Pension Cost (Income):
Defined benefit pension plans:
Service cost	$—	$—	$39	$1,805	$1,642	$1,308
Interest cost	4,813	7,381	10,551	12,652	17,599	22,148
Expected return on plan assets	(12,199)	(11,368)	(10,297)	(45,018)	(41,013)	(37,218)
Recognized prior service costs	—	—	—	582	512	326
Recognized losses	5,538	5,100	5,585	18,119	14,723	14,345
Settlement/curtailment loss (gain)	—	—	129	(6)	18	19
Defined benefit pension plan cost (income)	(1,848)	1,113	6,007	(11,866)	(6,519)	928
Multiemployer pension plans	640	620	727	1,035	969	1,167
Defined contribution plans	5,660	4,769	2,523	4,196	3,994	5,349
Net periodic pension cost (income)	$4,452	$6,502	$9,257	$(6,635)	$(1,556)	$7,444
The change in the financial status of the defined benefit pension plans and amounts recognized on the Consolidated Balance Sheets at December 31, 2021 and 2020 are as follows:

	U.S. Plans		International Plans
(In thousands)	2021	2020	2021	2020
Change in benefit obligation:
Benefit obligation at beginning of year	$296,660	$294,693	$1,119,552	$984,665
Service cost	—	—	1,805	1,642
Interest cost	4,813	7,381	12,652	17,599
Plan participants' contributions	—	—	15	18
Amendments	—	—	—	1,088
Actuarial (gain) loss	(8,063)	25,212	(58,567)	129,410
Settlements/curtailments	—	—	(269)	(256)
Benefits paid	(16,403)	(17,675)	(39,831)	(43,952)
Effect of foreign currency	—	—	(13,159)	29,379
Acquisitions/divestitures	—	(12,951)	—	(41)
Benefit obligation at end of year	$277,007	$296,660	$1,022,198	$1,119,552
Change in plan assets:
Fair value of plan assets at beginning of year	$226,125	$226,268	$957,177	$860,321
Actual return on plan assets	19,005	24,975	40,382	95,132
Employer contributions	4,219	3,528	25,077	21,955
Plan participants' contributions	—	—	15	18
Settlements/curtailments	—	—	(269)	(256)
Benefits paid	(16,402)	(17,675)	(39,220)	(43,527)
Effect of foreign currency	—	—	(9,910)	23,534
Acquisitions/divestitures	—	(10,971)	—	—
Fair value of plan assets at end of year	$232,947	$226,125	$973,252	$957,177
Funded status at end of year	$(44,060)	$(70,535)	$(48,946)	$(162,375)
Significant items impacting actuarial gains and losses for 2021 for U.S. plans included: improvement in the funded position due to the actual return on the fair value of plan assets since the prior measurement date being greater than assumed, and an increase in the discount rate used to measure the benefit obligation compared with the prior year; partially offset by a decrease in the funded position due to updates in the mortality improvement projection assumption.

The significant item impacting actuarial gains and losses for 2021 for international plans, principally the U.K. plan, was improvement in the funded position due to an increase in the discount rate used to measure the benefit obligation compared with the prior year.
Amounts recognized on the Consolidated Balance Sheets for defined benefit pension plans consist of the following at December 31, 2021 and 2020:

	U.S. Plans		International Plans
	December 31		December 31
(In thousands)	2021	2020	2021	2020
Noncurrent assets	$—	$—	$2,046	$—
Current liabilities	1,999	1,970	967	907
Noncurrent liabilities	42,061	68,565	50,025	161,468
AOCI	114,874	135,281	410,114	487,682
Amounts recognized in AOCI for defined benefit pension plans consist of the following at December 31, 2021 and 2020:

	U.S. Plans		International Plans
(In thousands)	2021	2020	2021	2020
Net actuarial loss	$114,874	$135,281	$400,497	$477,238
Prior service cost	—	—	9,617	10,444
Total	$114,874	$135,281	$410,114	$487,682
The Company's estimate of expected contributions to be paid in 2022 for the U.S. and international defined benefit plans total $2.0 million and $24.7 million, respectively.
Future Benefit Payments
Expected benefit payments for defined benefit pension plans over the next ten years are as follows:

(In millions)	2022	2023	2024	2025	2026	2026-2030
U.S. Plans	$27.2	$16.7	$16.6	$16.5	$16.4	$78.7
International Plans	40.9	41.9	43.1	44.5	45.9	245.3

Net Periodic Pension Cost and Defined Benefit Pension Obligation Assumptions
The weighted-average actuarial assumptions used to determine the defined benefit pension plan NPPC for 2021, 2020 and 2019 were as follows:

	U.S. Plans December 31			International Plans December 31			Global Weighted-Average December 31
	2021	2020	2019	2021	2020	2019	2021	2020	2019
Discount rates	2.4%	3.2%	4.2%	1.4%	2.1%	2.9%	1.6%	2.4%	3.2%
Expected long-term rates of return on plan assets	6.8%	7.0%	7.3%	4.7%	5.2%	5.5%	5.1%	5.6%	5.9%
The expected long-term rates of return on defined benefit pension plan assets for the 2022 NPPC are 6.3% for the U.S. plans and 4.4% for the international plans. The expected global long-term rate of return on assets for 2022 is 4.7%.
The weighted-average actuarial assumptions used to determine the defined benefit pension plan obligations at
December 31, 2021 and 2020 were as follows:

	U.S. Plans		International Plans		Global Weighted-Average
	December 31		December 31		December 31
	2021	2020	2021	2020	2021	2020
Discount rates	2.7%	2.4%	1.9%	1.4%	2.1%	1.6%
Since accrued service is no longer granted to the U.S. defined benefit plans and the majority of the international defined benefit pension plans, the rate of compensation increase did not have a significant impact on the defined benefit pension obligation at December 31, 2021 and 2020 or the defined benefit pension plan NPPC for the years ended 2021, 2020 and 2019.
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

Accumulated Benefit Obligation
The accumulated benefit obligation for all defined benefit pension plans at December 31, 2021 and 2020 was as follows:

	U.S. Plans		International Plans
	December 31		December 31
(In millions)	2021	2020	2021	2020
Accumulated benefit obligation	$277.0	$296.7	$1,016.1	$1,113.4

Defined Benefit Pension Plans with Accumulated Benefit Obligation in Excess of Plan Assets
The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for defined benefit pension plans with accumulated benefit obligations in excess of plan assets at December 31, 2021 and 2020 were as follows:

	U.S. Plans		International Plans
	December 31		December 31
(In millions)	2021	2020	2021	2020
Projected benefit obligation	$277.0	$296.7	$988.6	$1,115.7
Accumulated benefit obligation	277.0	296.7	984.7	1,109.8
Fair value of plan assets	232.9	226.1	939.3	953.5

The asset allocations attributable to the Company's U.S. defined benefit pension plans at December 31, 2021 and 2020, and the long-term target allocation of plan assets, by asset category, are as follows:

	Target Long-Term Allocation	Percentage of Plan Assets December 31
U.S. Plans Asset Category		2021	2020
Domestic equity securities	18%-28%	22.8%	30.8%
International equity securities	17%-27%	22.5%	26.5%
Fixed income securities	41%-51%	45.9%	33.4%
Cash and cash equivalents	Less than 5%	—%	0.7%
Other (a)	4%-14%	8.8%	8.6%
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
The Company reviews the long-term expected return on asset assumption on a periodic basis considering a variety of factors including historical investment returns achieved over a long-term period, the targeted allocation of plan assets and future expectations based on a model of asset returns for an actively managed portfolio. The model simulates 1,000 different capital market results over 20 years. The expected return-on-asset assumption for U.S. defined benefit pension plans for 2022 and 2021 are 6.3% and 6.8%, respectively.
The U.S. defined benefit pension plans' assets include 310,000 shares at December 31, 2021 and 330,000 shares at December 31, 2020 of the Company's common stock, valued at $5.2 million and $5.9 million, respectively. These shares represented 2.2% and 2.6% of total U.S. plan assets at December 31, 2021 and 2020, respectively.
The asset allocations attributable to the Company's international defined benefit pension plans at December 31, 2021 and 2020 and the long-term target allocation of plan assets, by asset category, are as follows:

International Plans Asset Category	Target Long-Term Allocation	Percentage of Plan Assets December 31
		2021	2020
Equity securities	26.5%	27.9%	32.0%
Fixed income securities	65.5%	63.6%	49.5%
Cash and cash equivalents	—	0.7%	0.2%
Other (b)	8.0%	7.8%	18.3%
(b)     Investments within this caption include diversified growth funds and real estate funds.

International defined benefit pension plan assets at December 31, 2021 in the U.K. defined benefit pension plan totaled approximately 96% of the international defined benefit pension plan assets. The U.K. plan assets are allocated among various categories of equities, fixed income securities and cash and cash equivalents with professional investment managers whose performance is actively monitored. The primary investment objective is long-term growth of assets in order to meet present and future benefit obligations. The Company periodically conducts asset/liability modeling studies and accordingly adjusts investment amounts within asset categories to ensure the long-term investment strategy is aligned with the profile of benefit obligations.
For the international long-term rate of return assumption, the Company considered the current level of expected returns in risk-free investments (primarily government bonds), the historical level of the risk premium associated with other asset classes in which the portfolio is invested, and the expectations for future returns of each asset class and plan expenses. The expected return for each asset class is then weighted based on the target asset allocation to develop the expected long-term rate of return on assets. The expected return on asset assumption for the U.K. defined benefit pension plan for 2022 and 2021 are 4.3% and 4.7%, respectively. The remaining international defined benefit pension plans, with plan assets representing approximately 4% of the international defined benefit pension plan assets, are under the guidance of professional investment managers and have similar investment objectives.
The fair values of the Company's U.S. defined benefit pension plans' assets at December 31, 2021 by asset class are as follows:

(In thousands)	Total	Level 1	Investments Valued at Net Asset Value (c)
Domestic equities:
Common stocks	$5,180	$5,180	$—
Mutual funds—equities	48,411	48,411	—
International equities:
Mutual funds—equities	50,783	50,783	—
Fixed income investments:
Mutual funds—bonds	105,114	105,114	—
Other—mutual funds	9,371	9,371	—
Cash and money market accounts	1,624	1,624	—
Other—partnerships/joint ventures	12,464	—	12,464
Total	$232,947	$220,483	$12,464
(c)     Certain investments that are measured at fair value using Net Asset Value per share (or its equivalent) as a practical expedient have not been classified in the fair value hierarchy.
The fair values of the Company's U.S. defined benefit pension plans' assets at December 31, 2020 by asset class are as follows:

(In thousands)	Total	Level 1	Investments Valued at Net Asset Value
Domestic equities:
Common stocks	$5,934	$5,934	$—
Mutual funds—equities	63,651	63,651	—
International equities:
Mutual funds—equities	59,933	59,933	—
Fixed income investments:
Mutual funds—bonds	75,441	75,441	—
Other—mutual funds	8,944	8,944	—
Cash and money market accounts	1,691	1,691	—
Other - partnerships/joint ventures	10,531	—	10,531
Total	$226,125	$215,594	$10,531

The fair values of the Company's international defined benefit pension plans' assets at December 31, 2021 by asset class are as follows:

(In thousands)	Total	Level 1	Level 2
Equity securities:
Mutual funds—equities	$271,811	$—	$271,811
Fixed income investments:
Mutual funds—bonds	613,243	—	613,243
Insurance contracts	5,684	—	5,684
Other:
Other mutual funds	75,651	—	75,651
Cash and money market accounts	6,863	6,863	—
Total	$973,252	$6,863	$966,389
The fair values of the Company's international defined benefit pension plans' assets at December 31, 2020 by asset class are as follows:

(In thousands)	Total	Level 1	Level 2
Equity securities:
Mutual funds—equities	$306,959	$—	$306,959
Fixed income investments:
Mutual funds—bonds	467,285	—	467,285
Insurance contracts	6,282	—	6,282
Other:
Other mutual funds	174,921	—	174,921
Cash and money market accounts	1,730	1,730	—
Total	$957,177	$1,730	$955,447

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

Multiemployer Pension Plans
The Company, through the Harsco Environmental Segment, contributes to several MEPPs under the terms of collective-bargaining agreements that cover union-represented employees, many of whom are temporary in nature. The Company's total contributions to MEPPs were $1.7 million, $1.6 million and $1.9 million for the years ended December 31, 2021, 2020 and 2019, respectively.

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

Income (loss) from continuing operations before income taxes and equity income as reported on the Consolidated Statements of Operations consists of the following:

(In thousands)	2021	2020	2019
U.S.	$(34,462)	$(87,315)	$(38,969)
International	71,968	33,095	70,034
Total income (loss) from continuing operations before income taxes and equity income	$37,506	$(54,220)	$31,065
Income tax expense (benefit) as reported on the Consolidated Statements of Operations consists of the following:

(In thousands)	2021	2020	2019
Income tax expense (benefit):
Currently payable:
U.S. federal	$—	$(12,116)	$902
U.S. state	507	468	220
International	22,295	16,518	21,132
Total income taxes currently payable	22,802	4,870	22,254
Deferred U.S. federal	(4,594)	(10,558)	(9,367)
Deferred U.S. state	(18)	(3,078)	(2,575)
Deferred international	(9,101)	93	2,416
Total income tax expense (benefit) from continuing operations	$9,089	$(8,673)	$12,728
Cash payments for income taxes were $21.7 million, $34.9 million and $115.6 million for 2021, 2020 and 2019, respectively. The decrease in cash payments for 2021 is principally due to payments associated with the gain on the sale of IKG in 2020 and the gain on the sale of AXC and PK in 2019 not recurring in 2021.
A reconciliation of the normal expected statutory U.S. federal income tax expense (benefit) to the actual Income tax expense (benefit) from continuing operations as reported on the Consolidated Statements of Operations is as follows:

(In thousands)	2021	2020	2019
U.S. federal income tax expense (benefit), at statutory tax rate of 21%	$7,877	$(11,386)	$6,523
U.S. state income taxes, net of federal income tax benefit	(310)	(2,015)	(1,290)
U.S. other domestic deductions and credits	(415)	(1,312)	(596)
Difference in effective tax rates on international earnings and remittances	4,488	7,872	7,536
Uncertain tax position contingencies and settlements	783	289	310
Changes in realization on beginning of the year deferred tax assets	(5,035)	(1,501)	2,343
U.S. non-deductible expenses	936	2,300	2,461
Impact of U.S. tax reform	—	—	1,644
Net operating loss carryback		(2,696)	—
State deferred tax rate changes	592	(40)	(3,354)
Employee share-based payments	173	(184)	(2,817)
Other, net	—	—	(32)
Total income tax expense (benefit) from continuing operations	$9,089	$(8,673)	$12,728

At December 31, 2021, 2020 and 2019, the Company's annual effective income tax rate on income (loss) from continuing operations was 24.2%, 16.0% and 41.0%, respectively.

The Company’s international income from continuing operations before income taxes and equity income was $72 million and $33.1 million for 2021 and 2020, respectively. In 2021, the Company recorded $6.8 million income tax benefit arising from the recognition of deferred tax assets in Harsco Environmental Brazil. Brazil has 3 years of cumulative income and expects to utilize the deferred tax assets against future income. The Company's total international income tax expense decreased from $16.6 million in 2020 to $13.2 million in 2021 primarily due to the Brazil income tax benefit in 2021, partially offset by improvement of operating income.

The Company’s differences in income tax expense for 2021 and 2020 on international earnings and remittances was $4.5 million and $7.9 million, respectively, which included U.S income tax expense on international deemed remittances of $0.1 million and $0.1 million respectively. The decrease is primarily due to the change in mix of income.

The Company's U.S. loss from continuing operations before income taxes and equity income was $34.5 million and $87.3 million for 2021 and 2020, respectively. The Company's total U.S. income tax benefit decreased from $25.3 million in

2020 to $4.1 million in 2021 primarily due to decreased expenses from corporate strategic spending, recognition of net operating loss carrybacks not recurring in 2021, as well as disallowed interest expense.
The income tax effects of the temporary differences giving rise to the Company's deferred tax assets and liabilities at December 31, 2021 and 2020 are as follows:

	2021 (a)		2020 (a)
(In thousands)	Asset	Liability	Asset	Liability
Depreciation and amortization	$—	$80,278	$—	$87,681
Right-of-use assets		25,759		23,406
Operating lease liabilities	25,431		22,868
Expense accruals	24,949	—	22,136	—
Inventories	3,400	—	2,721	—
Provision for receivables	5,504	—	4,903	—
Deferred revenue	—	4,124	—	4,425
Operating loss carryforwards	65,935	—	66,703	—
Tax credit carryforwards	18,608	—	15,630	—
Pensions	23,298	—	49,740	—
Currency adjustments	5,075	—	4,829	—
Deferred financing costs	359	—	—	269
Section 163(j) disallowed interest expense	4,843	—	—	—
Post-retirement benefits	335	—	340	—
Stock based compensation	7,396	—	6,696	—
Other	1,470	—	1,954	—
Subtotal	186,603	110,161	198,520	115,781
Valuation allowance	(92,385)	—	(108,563)	—
Total deferred income taxes	$94,218	$110,161	$89,957	$115,781
(a) Does not include approximately $1.1 billion of statutory loss carryforwards within Luxembourg for which the Company considers the utilization of these attributes remote and as such no deferred tax asset or corresponding valuation allowance has been recorded.
At December 31, 2021, the tax-effected amount of NOLs totaled $65.9 million. Tax-effected NOLs from international operations are $40.9 million. Of that amount, $32.0 million can be carried forward indefinitely and $8.9 million will expire at various times between 2022 and 2041. Tax-effected U.S. state NOLs are $16.0 million. Of that amount, $3.6 million expire at various times between 2022 and 2026, $3.2 million expire at various times between 2027 and 2031, $4.7 million expire at various times between 2032 and 2036 and $4.5 million expire at various times between 2037 and 2041. At December 31, 2021, the tax-effected amount of U.S. Federal NOLs totaled $9.0 million. Of that amount, $7.2 million can be carried forward indefinitely and $1.8 million will expire at various times between 2033 and 2034.
Valuation allowances of $92.4 million and $108.6 million at December 31, 2021 and 2020, respectively, related principally to deferred tax assets for pension liabilities, NOLs, foreign tax credit carryforwards and foreign currency translation that are uncertain as to realizability. In 2021, the Company recorded a valuation allowance reduction of $19.3 million related to current year pension adjustment recorded through AOCI, a valuation allowance reduction of $6.8 million in Brazil where the Company determined that it is more likely than not that these assets will be realized, and a valuation allowance reduction of $3.5 million from the effects of foreign currency translation adjustments, partially offset by a $14.4 million valuation allowance increase related to the UK tax rate change, and $4.8 million valuation allowance increase related to disallowed interest expense.
The Tax Act introduced a transition tax and a territorial tax system, which was effective beginning in 2018. The territorial tax system impacts the Company's overall global capital and legal entity structure, working capital, and repatriation plan on a go-forward basis. The Company asserts that all foreign earnings will be indefinitely reinvested to meet local cash needs. The Company therefore intends to limit distributions to earnings previously taxed in the U.S., or earnings that would qualify for the 100 percent dividends received deduction provided for in the Tax Act, and earnings that would not result in any significant foreign taxes. Therefore, the Company has not recognized a deferred tax liability on its investment in foreign subsidiaries.
The Company recognizes accrued interest and penalty expense related to unrecognized income tax benefits in income tax expense or benefit. The Company recognized an income tax expense of $0.4 million, $0.2 million and $0.3 million during 2021, 2020 and 2019, respectively, for interest and penalties. The Company has accrued $1.7 million, $1.4 million and $1.2 million for the payment of interest and penalties at December 31, 2021, 2020 and 2019, respectively.
A reconciliation of the change in the unrecognized income tax benefits balance from January 1, 2019 to December 31, 2021 is as follows:

(In thousands)	Unrecognized Income Tax Benefits	Deferred Income Tax Benefits	Unrecognized Income Tax Benefits, Net of Deferred Income Tax Benefits
Balances, January 1, 2019	$2,422	$(26)	$2,396
Additions for tax positions related to the current year (includes currency translation adjustment)	414	(7)	407
Additions for tax positions related to prior years (includes currency translation adjustment)	681	—	681
Statutes of limitation expirations	(326)	2	(324)
Settlements	(62)	9	(53)
Balance at December 31, 2019	3,129	(22)	3,107
Additions for tax positions related to the current year (includes currency translation adjustment)	596	(2)	594
Other reductions for tax positions related to prior years	(771)	—	(771)
Statutes of limitation expirations	(58)	2	(56)
Balance at December 31, 2020	2,896	(22)	2,874
Additions for tax positions related to the current year (includes currency translation adjustment)	316	(1)	315
Additions for tax positions related to prior years (includes currency translation adjustment)	500	—	500
Statutes of limitation expirations	(585)	1	(584)
Total unrecognized income tax benefits that, if recognized, would impact the effective income tax rate at December 31, 2021	$3,127	$(22)	$3,105
Within the next twelve months, it is reasonably possible that up to $0.4 million of unrecognized income tax benefits will be recognized upon settlement of income tax examinations and the expiration of various statutes of limitations.
The Company files income tax returns as prescribed by the tax laws of the jurisdictions in which it operates. With few exceptions, the Company is no longer subject to U.S and international income tax examinations by tax authorities through 2015.

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

The following table summarizes information related to the location and undiscounted amount of the Company's environmental liabilities:

(In thousands)	December 31 2021	December 31 2020
Current portion of environmental liabilities (a)	$7,338	$6,862
Long-term environmental liabilities	28,435	29,424
Total environmental liabilities	$35,773	$36,286
(a)    The current portion of environmental liabilities is included in the caption Other current liabilities on the Consolidated Balance Sheets.
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

On March 28, 2018, the United States Environmental Protection Agency (the “EPA”) conducted an inspection of ESOL’s off-site waste management facility in Detroit, MI. On November 23, 2021, the EPA proposed a civil penalty of $390,092 as part of a proposed Administrative Consent Order for alleged improper air emissions at the site. The allegations in the proposed Administrative Consent Order and civil penalty relate exclusively to the period prior the Company’s purchase of the ESOL business. The Company is vigorously contesting the allegations. The Company believes that any loss related to this issue will be recoverable under indemnity rights under the ESOL purchase agreement and representations and warranties insurance policies purchased by the Company, subject to applicable deductibles.

On January 27, 2020, the U.S. EPA issued a Notice of Potential Liability to the Company, along with several other companies, concerning the Newtown Creek Superfund Site located in Kings and Queens Counties in New York. The Notice alleges certain facilities formerly owned or operated by subsidiaries of the Company may have resulted in the discharge of hazardous substances into Newtown Creek or its Dutch Kills tributary. The site has been subject to CERCLA response activities since approximately 2011. The U.S. EPA expects to propose a sitewide cleanup plan no sooner than 2024 and announced in July 2021 that it would defer its decision on a potential early action response for the lower two miles of the Creek until the sitewide studies are completed. The Company is one of approximately twenty (20) Potentially Responsible Parties that have received notices, though it is believed other PRPs may exist. The Company vigorously contests the allegations of the Notice and currently does not believe that this matter will have a material effect on the Company’s financial position or results from operations.

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

As previously disclosed, the Company has had ongoing meetings with the SCE over processing salt cakes, a processing byproduct, stored at the Al Hafeerah site. The Company’s Bahrain operations that produced the salt cakes has ceased operations. An Environmental Impact Assessment and Technical Feasibility Study for facilities to process the salt cakes was approved by the SCE during the first quarter of 2018. Commissioning of the facilities was completed during the third quarter of 2021 and the processing of the salt cakes has commenced. The Company has previously established a reserve of $7.5 million, which continues to represent the Company's best estimate of the ultimate costs to be incurred to resolve this matter. The Company continues to evaluate this reserve and any future change in estimated costs could be material to the Company’s results of operations in any one period.

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

On October 19, 2018 local environmental authorities issued an enforcement action against the Company concerning the Company’s operations at a customer site in Ijmuiden, Netherlands. The enforcement action alleged violations of the Company’s environmental permit at the site, which restricts the release of any visible dust emissions. On January 12, 2022, the Administrative Supreme Court upheld the Company’s challenge of these enforcement actions as they relate to the slag tipping area of the site. As a result, all fines asserted against the Company to date have been invalidated and all fines paid to date must be reimbursed. This order is not appealable. On or about October 14, 2021, the Company received a subpoena and two indictments on this matter before the Amsterdam District Court in the Netherlands. The Amsterdam Public Prosecutor’s Office issued the two indictments against the Company, alleging violations in connection with dust releases and/or events alleged to have occurred in 2018 through May 2020 at the site. The action cites provisions which permit fines for the alleged infractions and seeks EURO 100,000 in fines with a smaller amount held in abeyance. On February 2, 2022, the prosecutor announced that they would further investigate residents’ claims related to this matter. The Company is vigorously contesting all allegations against it and is also working with its customer to ensure the control of emissions. The Company has contractual indemnity rights from its customer that it believes will substantially cover any fines or penalties.

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

In October 2009 the Company received notification of the SPRA’s final administrative decision regarding the levying of ICMS in the State of São Paulo in relation to services provided to a customer in the State between January 2004 and May 2005. As of December 31, 2021, the principal amount of the tax assessment from the SPRA with regard to this case is $1.1 million, with penalty, interest and fees assessed to date increasing such amount by an additional $15.4 million. On June 4, 2018, the Appellate Court of the State of Sao Paulo ruled in favor of the SPRA but ruled that the assessed penalty should be reduced to $1.1 million. After calculating the interest accrued on the penalty, the Company estimates that this ruling reduces the current overall potential liability for this case to approximately $7 million. All such amounts include the effect of foreign currency translation. The Company has appealed the ruling in favor of the SPRA to the Superior Court of Justice. Due to multiple court precedents in the Company's favor, as well as the Company's ability to appeal, the Company does not believe a loss is probable.
Another ICMS tax case involving the SPRA refers to the tax period from January 2002 to December 2003. In December 2018, the administrative tribunal hearing the case upheld the Company's liability. The Company has appealed to the judicial phase.

The aggregate amount assessed by the tax authorities in August 2005 was $4.5 million (the amounts with regard to this claim are valued as of the date of the assessment since it has not yet reached the collection phase), composed of a principal amount of $1.1 million, with penalty and interest assessed through that date increasing such amount by an additional $3.4 million. On December 6, 2018, the administrative tribunal reduced the applicable penalties to $0.8 million. After calculating the interest accrued on the current penalty, the Company estimates that the current overall liability for this case to be approximately $5 million. All such amounts include the effect of foreign currency translation. Due to multiple court precedents in the Company's favor the Company does not believe a loss is probable.

The Company continues to believe that sufficient coverage for these claims exists as a result of the indemnification obligations of the Company's customer and such customer’s pledge of assets in connection with the October 2009 notice, as required by Brazilian law.

On December 30, 2020, the Company received an assessment from the municipal authority in Ipatinga, Brazil alleging $1.9 million in unpaid service taxes from the period 2015 to 2020. After calculating the interest and penalties accrued, the Company estimates that the current overall potential liability for this case to be approximately $3 million. On January 18, 2021, the Company filed a challenge to the assessment. Due to the multiple defenses that are available, the Company does not believe a loss is probable.

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

Brazilian Labor Disputes
The Company is subject to ongoing collective bargaining and individual labor claims in Brazil through the Harsco Environmental Segment which allege, among other things, the Company's failure to pay required amounts for overtime and vacation at certain sites. The Company is vigorously defending itself against these claims; however, litigation is inherently unpredictable, particularly in foreign jurisdictions. While the Company does not currently expect that the ultimate resolution of these claims will have a material adverse effect on the Company’s financial condition, results of operations or cash flows, it is not possible to predict the ultimate outcome of these labor-related disputes. As of December 31, 2021 and 2020, the Company has established reserves of $3.2 million and $4.3 million, respectively, on the Consolidated Balance Sheets for amounts considered to be probable and estimable.

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
At December 31, 2021, there were approximately 17,240 pending asbestos personal injury actions filed against the Company. Of those actions, approximately 16,610 were filed in the New York Supreme Court (New York County), approximately 120 were filed in other New York State Supreme Court Counties and approximately 510 were filed in courts located in other states.
The complaints in most of those actions generally follow a form that contains a standard damages demand of $20 million or $25 million, regardless of the individual plaintiff's alleged medical condition, and without identifying any specific Company product.

At December 31, 2021, approximately 16,550 of the actions filed in New York Supreme Court (New York County) were on the Deferred/Inactive Docket created by the court in December 2002 for all pending and future asbestos actions filed by persons who cannot demonstrate that they have a malignant condition or discernible physical impairment. The remaining approximately 60 cases in New York County are pending on the Active or In Extremis Docket created for plaintiffs who can demonstrate a malignant condition or physical impairment.

The Company has liability insurance coverage under various primary and excess policies that the Company believes will be available, if necessary, to substantially cover any liability that might ultimately be incurred in the asbestos actions referred to above. The costs and expenses of the asbestos actions are being paid by the Company’s insurers.
In view of the persistence of asbestos litigation in the U.S., the Company expects to continue to receive additional claims in the future. The Company intends to continue its practice of vigorously defending these claims and cases. At December 31, 2021, the Company has obtained dismissal in approximately 28,360 cases by stipulation or summary judgment prior to trial.
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

13. Capital Stock
The authorized capital stock of the Company consists of 150,000,000 shares of common stock and 4,000,000 shares of preferred stock, both having a par value of $1.25 per share. The preferred stock is issuable in series with terms as fixed by the Board. No preferred stock has been issued. The following table summarizes the Company's common stock:

	Shares Issued	Treasury Shares (a)	Outstanding Shares
Outstanding, January 1, 2019	113,473,951	33,928,928	79,545,023
Shares issued for vested restricted stock units	321,965	125,863	196,102
Shares issued for vested performance units	908,566	379,353	529,213
Stock appreciation rights exercised	15,865	4,619	11,246
Treasury shares purchased	—	1,766,826	(1,766,826)
Outstanding, December 31, 2019	114,720,347	36,205,589	78,514,758
Shares issued for vested restricted stock units	229,413	91,188	138,225
Shares issued for vested performance stock units	471,412	206,261	265,151
Stock appreciation rights exercised	8,870	2,634	6,236
Outstanding, December 31, 2020	115,430,042	36,505,672	78,924,370
Shares issued for vested restricted stock units	305,535	112,275	193,260
Shares issued for vested performance stock units	124,077	54,950	69,127
Stock appreciation rights exercised	46,739	17,950	28,789
Outstanding, December 31, 2021	115,906,393	36,690,847	79,215,546
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

The following is a reconciliation of the average shares of common stock used to compute basic earnings per common share to the shares used to compute diluted earnings per common share as shown on the Consolidated Statements of Operations:

(In thousands, except per share data)	2021	2020	2019
Income (loss) from continuing operations attributable to Harsco Corporation common stockholders	$22,137	$(49,727)	$10,311
Weighted-average shares outstanding—basic	79,234	78,939	79,632
Dilutive effect of stock-based compensation	1,055	—	1,743
Weighted-average shares outstanding—diluted	80,289	78,939	81,375
Income (loss) from continuing operations per common share, attributable to Harsco Corporation common stockholders:
Basic	$0.28	$(0.63)	$0.13
Diluted	$0.28	$(0.63)	$0.13
The following average outstanding stock-based compensation units were not included in the computation of diluted earnings per share because the effect was antidilutive or the market conditions for the performance share units were not met:

(In thousands)	2021	2020	2019
Restricted stock units	—	714	—
Stock appreciation rights	826	2,474	491
Performance share units	865	887	124

14. Stock-Based Compensation
The 2013 Equity and Incentive Plan as amended (the "2013 Plan") authorizes the issuance of up to 9.9 million shares of the Company's common stock for use in paying incentive compensation awards in the form of stock options or other equity awards such as restricted stock, restricted stock units ("RSUs"), stock appreciation rights ("SARs") or performance share units ("PSUs"). Of the 9.9 million shares authorized, a maximum of 6.5 million shares may be issued for awards other than option rights or SARs, as defined in the 2013 Plan. The 2016 Non-Employee Directors' Long-Term Equity Compensation Plan, as amended (the "2016 Plan") authorizes the issuance of up to 800 thousand shares of the Company's common stock for equity awards. Both plans have been approved by the Company's stockholders. At December 31, 2021, there were 2.4 million shares available for granting equity awards under the 2013 Plan, of which 1.8 million shares were available for awards other than option rights or SARs. At December 31, 2021, there were 430 thousand shares available for granting equity awards under the 2016 Plan.

Restricted Stock Units
The Board approves the granting of performance-based RSUs as the long-term equity component of director, officer and certain key employee compensation. The RSUs require no payment from the recipient and compensation cost is measured based on the market price of the Company's common stock on the grant date and is generally recorded over the vesting period. RSUs granted to officers and certain key employees in 2019, 2020 and 2021 either vest on a pro-rata basis over three years or upon obtainment of specified retirement or years of service criteria. The vesting period for RSUs granted to non-employee directors is one year and each RSU is exchanged for an equal number of shares of the Company's common stock upon vesting for awards issued under the 2016 Plan and following the termination of the participant's service as a director under prior plans. RSUs do not have an option for cash payment.

The following table summarizes RSUs issued and the compensation expense from continuing operations recorded for the years ended December 31, 2021, 2020, and 2019:

	RSUs (a)	Weighted Average Fair Value	Expense
(Dollars in thousands, except per unit)			2021	2020	2019
Directors:
2018	43,821	20.54	—	—	280
2019	14,211	25.33	—	120	240
2020	34,986	10.29	120	240	—
2021	23,224	21.53	333	—	—
Employees:
2016	536,773	7.09	—	—	245
2017	286,251	13.70	—	85	763
2018	242,791	19.93	142	706	1,064
2019	270,864	22.25	1,239	1,270	1,524
2020	522,087	8.22	1,093	1,244	—
2021	343,125	18.62	1,892	—	—
Total			$4,819	$3,665	$4,116
(a)     Represents number of awards originally issued.
RSU activity for the year ended December 31, 2021 was as follows:

	Number of Shares	Weighted Average Grant-Date Fair Value
Non-vested at December 31, 2020	686,287	$11.84
Granted	366,349	18.81
Vested	(307,543)	13.33
Forfeited	(32,249)	14.16
Non-vested at December 31, 2021	712,844	14.68
At December 31, 2021, the total unrecognized compensation expense related to non-vested RSUs was $6.0 million, which will be recognized over a weighted-average period of 1.9 years.
The total fair value of RSU's vested in 2021, 2020 and 2019 was $4.1 million, $4.3 million and $4.7 million, respectively.
Stock Appreciation Rights
The Board approves the granting of SARs to officers and certain key employees under the 2013 Plan.  The SARs generally vest on a pro-rata three-year basis from the grant date or upon specified retirement or years of service criteria and expire no later than ten years after the grant date.  The exercise price of the SARs is equal to the fair value of Harsco common stock on the grant date.  Upon exercise, shares of the Company's common stock are issued based on the increase in the fair value of the Company's common stock over the exercise price of the SAR.  SARs do not have an option for cash payment.

During 2019, the Company issued SARS covering 216,100 shares in March and 13,244 shares in July under the 2013 Plan. During 2020, the Company issued SARS covering 785,152 shares in March and 20,526 in October under the 2013 Plan.
During 2021, the Company issued SARS covering 184,641 shares in March under the 2013 Plan.

The fair value of each SAR grant was estimated on the grant date using a Black-Scholes pricing model with the following assumptions:

	Risk-free Interest rate	Dividend Yield	Expected Life (Years)	Volatility	SAR Grant Price	Fair Value of SAR
March 2019 Grant	2.52%	—%	6.0	46.2%	22.51	10.62
July 2019 Grant	1.84%	—%	6.0	47.1%	27.39	12.80
March 2020 Grant	0.76%	—%	6.0	45.2%	10.29	3.03
October 2020 Grant	0.44%	—%	6.0	60.3%	14.89	8.12
March 2021 Grant	0.91%	—%	6.0	61.9%	18.58	10.48

The March 2020 Grant's fair value was estimated using a Monte Carlo simulation because the exercise price is greater than the fair value of Harsco common stock on the grant date.

SARs activity for the year ended December 31, 2021 was as follows:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (in millions) (b)
Outstanding, December 31, 2020	2,401,131	$14.37	$11.7
Granted	184,641	18.58
Exercised	(107,413)	10.81
Forfeited/Expired	(84,304)	17.31
Outstanding, December 31, 2021	2,394,055	14.75	8.6
(b)     Intrinsic value is defined as the difference between the current market value and the exercise price, for those SARs where the market price exceeds the exercise price.
The total intrinsic value of SARs exercised in 2021, 2020 and 2019 was $0.6 million, $0.5 million, and $0.3 million, respectively.
The following table summarizes information concerning outstanding and exercisable SARs at December 31, 2021:

	SARs Outstanding				SARs Exercisable
Range of exercisable prices	Vested	Non-vested	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Life in Years	Number Exercisable	Weighted-Average Exercise Price per Share
$7.00 - $14.89	807,168	443,256	$9.87	6.53	807,168	$9.48
$16.53 - $22.70	727,909	221,624	19.12	5.31	727,909	19.01
$23.25 - $26.92	194,098	—	24.80	2.61	194,098	24.80
	1,729,175	664,880	14.75	5.73	1,729,175	15.21
Total compensation expense from continuing operations related to SARs was $1.8 million, $1.7 million and $1.8 million for the years ended December 31, 2021, 2020 and 2019, respectively. At December 31, 2021, total unrecognized compensation expense related to non-vested SARs was $2.2 million , which will be recognized over a weighted average period of 1.8 years.
Weighted-average grant date fair value of non-vested SARs for the year ended December 31, 2021 was as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Non-vested shares, December 31, 2020	877,947	$4.50
Granted	184,641	10.48
Vested	(348,340)	5.33
Forfeited	(49,368)	5.77
Non-vested shares, December 31, 2021	664,880	5.63

Performance Share Units
The Board approves the granting of PSUs to officers and certain key employees that may be earned based on the Company's total shareholder return over the three-year performance period. PSUs are paid out at the end of each performance period based on the Company’s performance, which is measured by determining the percentile rank of the total shareholder return of the Company's common stock in relation to the total shareholder return of a specific peer group of companies. The peer group of companies utilized is the S&P 600 Industrial Index. The payment of PSUs following the performance period will be based in accordance with the scale set forth in the PSU agreements, and may range from 0% to 200% of the initial grant. PSUs do not have an option for cash payment.

During the year ended December 31, 2019, the Company granted 233,112 shares in March, 6,189 shares in July and 38,006 shares in August under the 2013 Plan. During the year ended December 31, 2020, the Company granted 513,995 shares in March and 11,194 shares in October under the 2013 Plan. During the year ended December 31, 2021, the Company granted 316,959 shares in March under the 2013 Plan. The fair value of PSUs granted was estimated on the grant date using a Monte Carlo pricing model with the following assumptions:

	Risk-free Interest rate	Dividend Yield	Expected Life (Years)	Volatility	Fair Value of PSU
March 2019 Grant	2.48%	—%	2.82	33.8%	29.04
July 2019 Grant	1.75%	—%	2.50	34.3%	40.07
August 2019 Grant	1.57%	—%	2.41	34.9%	23.38
March 2020 Grant	0.56%	—%	2.81	36.0%	4.40
October 2020 Grant	0.17%	—%	2.20	53.7%	17.01
March 2021 Grant	0.25%	—%	2.83	50.7%	25.38

Total compensation expense from continuing operations related to PSUs was $5.1 million, $3.2 million and $4.8 million for the years ended
December 31, 2021, 2020 and 2019, respectively. At December 31, 2021, total unrecognized compensation expense related to non-vested PSUs was $5.6 million, which will be recognized over a weighted average period of 1.9 years.

A summary of the Company's non-vested PSU activity during the year ending December 31, 2021 was as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Non-vested shares, December 31, 2020	696,318	$11.85
Granted	316,959	25.38
Forfeited	(44,839)	15.47
Vested, not issued (c)	(214,645)	26.84
Non-vested shares, December 31, 2021	753,793	13.05
(c) The measurement period for PSUs issued in 2019 ended on December 31, 2021 and these shares vested but will not be issued until the Board certifies the measurement period results in early 2022. A total of 0 shares are expected to be issued.

15. Financial Instruments
Off-Balance Sheet Risk
As collateral for the Company's performance and to insurers, the Company is contingently liable under standby letters of credit, bonds, bank guarantees and performance guarantees in the amounts of $519.4 million, $410.6 million and $281.8 million at December 31, 2021, 2020 and 2019, respectively. The expiration periods of the standby letters of credit, bonds and bank guarantees range from less than 1 year to over 5 years. but the majority are generally in force for up to 2 years. Certain issues have no scheduled expiration date. The Company pays fees to various banks and insurance companies that range from 0.4% to 3.8% per annum of the instrument's face value. If the Company were required to obtain replacement standby letters of credit, bonds and bank guarantees at December 31, 2021 for those currently outstanding, it is the Company's opinion that the replacement costs would be within the present fee structure.

The Company has currency exposures in approximately 30 countries. The Company's primary foreign currency exposures during 2021 were in the European Union, the U.K., Brazil and China.

Off-Balance Sheet Risk—Third-Party Guarantees
Any liabilities related to the Company's obligation to stand ready to act on third-party guarantees are included in Other current liabilities or Other liabilities (as appropriate) on the Consolidated Balance Sheets. Any recognition of these liabilities did not have a material impact on the Company's financial position or results of operations for 2021, 2020 or 2019.
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
Derivative Instruments and Hedging Activities
The Company uses derivative instruments, including foreign currency exchange forward contracts, interest rate swaps and CCIRs, to manage certain foreign currency and interest rate exposures.  Derivative instruments are viewed as risk management tools by the Company and are not used for trading or speculative purposes. All derivative instruments are recorded on the Consolidated Balance Sheets at fair value.  The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the earnings effect of the hedged forecasted transactions in a cash flow hedge. The Company may enter into derivative contracts that are intended to economically hedge certain of its risks, even though hedge accounting does not apply, or the Company elects not to apply hedge accounting.

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

The fair value of outstanding derivative contracts recorded as assets and liabilities on the Consolidated Balance Sheets was as follows:

(In thousands)	Balance Sheet Location	Fair Value of Derivatives Designated as Hedging Instruments	Fair Value of Derivatives Not Designated as Hedging Instruments	Total Fair Value
December 31, 2021
Asset derivatives (Level 2):
Foreign currency exchange forward contracts	Other current assets	$719	$1,405	$2,124
Total		$719	$1,405	$2,124
Liability derivatives (Level 2):
Foreign currency exchange forward contracts	Other current liabilities	$560	$2,905	$3,465
Interest rate swaps	Other current liabilities	4,157	—	4,157
Total		$4,717	$2,905	$7,622

(In thousands)	Balance Sheet Location	Fair Value of Derivatives Designated as Hedging Instruments	Fair Value of Derivatives Not Designated as Hedging Instruments	Total Fair Value
December 31, 2020
Asset derivatives (Level 2):
Foreign currency exchange forward contracts	Other current assets	$900	$2,777	$3,677
Total		$900	$2,777	$3,677
Liability derivatives (Level 2):
Foreign currency exchange forward contracts	Other current liabilities	$950	$4,098	$5,048
Interest rate swaps	Other current liabilities	3,959	—	3,959
Interest rate swaps	Other liabilities	3,718	—	3,718
Total		$8,627	$4,098	$12,725

All of the Company's derivatives are recorded on the Consolidated Balance Sheets at gross amounts and not offset. All of the Company's interest rate swaps, CCIRs and certain foreign currency exchange forward contracts are transacted under ISDA documentation. Each ISDA master agreement permits the net settlement of amounts owed in the event of default. The Company's derivative assets and liabilities subject to enforceable master netting arrangements, if offset, would have resulted in a $0.9 million net liability at December 31, 2021 and at December 31, 2020 would not have resulted in a net asset or liability.

The effect of derivative instruments on the Consolidated Statements of Operations and the Consolidated Statements of Comprehensive Income (Loss) was as follows:

Derivatives Designated as Hedging Instruments

	Amount Recognized in OCI on Derivatives			Location of Amount Reclassified from AOCI into Income	Amount Reclassified from AOCI into Income - Effective Portion or Equity
(In thousands)	2021	2020	2019		2021	2020	2019
Foreign currency exchange forward contracts	$—	$—	$(41)	Product revenues/Cost of services sold	$—	$—	$44
Foreign currency exchange forward contracts	309	(930)	(1,186)	Income (loss) from discontinued businesses	(129)	(1,026)	(550)
Interest rate swaps	—	—	—	Income (loss) from discontinued businesses	—	—	2,741
Interest rate swaps	(42)	(3,889)	(8,209)	Interest expense	3,474	2,589	(520)
CCIRs(a)	—	39	(42)	Interest expense	—	1,015	1,219
	$267	$(4,780)	$(9,478)		$3,345	$2,578	$2,934
(a)Amounts represent changes in foreign currency translation related to balances in AOCI.

The location and amount of gain (loss) recognized on the Consolidated Statements of Operations:

	2021
(in thousands)	Interest Expense	Income (Loss) from Discontinued Businesses
Total amounts of line items presented in the Consolidated Statements of Operations in which the effects of cash flow hedges are recorded	$(63,235)	$(25,863)
Interest rate swaps:
Gain or (loss) reclassified from AOCI into income	(3,474)	—
Gain or (loss) reclassified from AOCI into income as a result that a forecasted transaction Amount recognized in earnings due to ineffectiveness	89	—
Foreign exchange contracts:
Gain or (loss) reclassified from AOCI into income	—	129
Amount excluded from effectiveness testing recognized in earnings based on changes in fair value	—	62
Amount excluded from the effectiveness testing recognized in earnings based on an amortization approach	—	(2)

	2020
(in thousands)	Interest Expense	Income (Loss) From Discontinued Businesses
Total amounts of line items presented in the Consolidated Statements of Operations in which the effects of cash flow hedges are recorded	$(58,196)	$20,350
Interest rate swaps:
Gain or (loss) reclassified from AOCI into income	(2,589)	—
Foreign exchange contracts:
Gain or (loss) reclassified from AOCI into income	—	1,026
Amount excluded from effectiveness testing recognized in earnings based on changes in fair value	—	197
Amount excluded from the effectiveness testing recognized in earnings based on an amortization approach	—	31
CCIRs:
Gain or (loss) reclassified from AOCI into income	(1,015)	—

	2019
(in thousands)	Cost of Services Sold	Interest Expense	Income (Loss) From Discontinued Businesses
Total amounts of line items presented in the Consolidated Statements of Operations in which the effects of cash flow hedges are recorded	$822,043	$(34,024)	$52,937
Interest rate swaps:
Gain or (loss) reclassified from AOCI into income	—	520	—
Gain or (loss) reclassified from AOCI into income as a result that a forecasted transaction is no longer probable of occurring	—	—	(2,741)
Foreign exchange contracts:
Gain or (loss) reclassified from AOCI into income	(44)	—	550
Amount excluded from effectiveness testing recognized in earnings based on changes in fair value	—	—	509
CCIRs:
Gain or (loss) reclassified from AOCI into income	—	(1,219)	—

Derivatives Not Designated as Hedging Instruments

	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives for the Twelve Months Ended December 31(b)
(In thousands)		2021	2020	2019
Foreign currency exchange forward contracts	Cost of services and products sold	$10,761	$(9,052)	$6,807
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
The recognized gains and losses offset amounts recognized in cost of services and products sold principally as a result of intercompany or third-party foreign currency exposures. At December 31, 2021 and December 31, 2020, the notional amounts of foreign currency exchange forward contracts were $425.8 million and $460.5 million, respectively. These contracts primarily hedge British pounds sterling and euros against other currencies and mature through March 2023.
In addition to foreign currency exchange forward contracts, the Company designates certain loans as hedges of net investments in international subsidiaries. The Company recorded pre-tax net gains of $2.7 million, $0.4 million and $7.7 million related to hedges of net investments during 2021, 2020 and 2019, respectively, in AOCI.
Interest Rate Swaps
The Company uses interest rate swaps in conjunction with certain variable rate debt issuances in order to secure a fixed interest rate.  Changes in the fair value attributed to the effect of the swaps’ interest spread and changes in the credit worthiness of the counter-parties are recorded in AOCI.

At December 31, 2021, the Company has entered into a series of interest rate swaps that are in effect through 2022 and have the effect of converting $200.0 million of the New Term Loan from floating-rate to fixed-rate. The fixed-rates provided by the swaps replace the adjusted LIBOR rate in the interest calculation, ranging from 2.71% for 2021 to 3.12% for 2022. In 2019, the Company terminated certain interest rate swaps in conjunction with the issuance of its Senior Notes. The Company paid $2.8 million and recognized a loss of $2.7 million related to these terminations in Income (loss) from discontinued businesses on the Consolidated Statements of Operations. In the fourth quarter of 2021, the interest rate swaps were deemed ineffective and thus the subsequent changes in fair value were recorded in earnings in the current period.

Cross-Currency Interest Rate Swaps
The Company may use CCIRs in conjunction with certain debt issuances in order to secure a fixed local currency interest rate. Under these CCIRs, the Company receives interest based on a fixed or floating U.S. dollar rate and pays interest on a fixed local currency rate based on the contractual amounts in dollars and the local currency, respectively. At maturity, there is also the payment of principal amounts between currencies. Changes in the fair value attributed to the effect of the swaps' interest spread and changes in the credit worthiness of the counter-parties are recorded in AOCI. Changes in value attributed to the effect of foreign currency fluctuations are recorded in the Consolidated Statements of Operations and offset currency fluctuation effects on the debt principal. The Company had no outstanding CCIRs at December 31, 2021 or December 31, 2020.

Fair Value of Other Financial Instruments
The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and short-term borrowings approximate fair value due to the short-term maturities of these assets and liabilities. At December 31, 2021 and 2020, the total fair value of long-term debt, including current maturities, was $1,394.2 million and $1,324.9 million, respectively, compared with a carrying value of $1,387.9 million and $1,300.5 million, respectively. Fair values for debt are based upon pricing models using market-based inputs (Level 2) for similar issues or on the current rates offered to the Company for debt of the same remaining maturities.

Concentrations of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. The Company places cash and cash equivalents with high-quality financial institutions and, by policy, limits the amount of credit exposure to any single institution.
Concentrations of credit risk with respect to accounts receivable exist in the Company's Harsco Environmental Segment which have several large customers throughout the world with significant accounts receivable balances. Consolidation in the global steel or rail industries could result in an increase in concentration of credit risk for the Company. The Clean Earth Segment also has significant sales to several U.S. customers.
The Company generally does not require collateral or other security to support customer receivables. If a receivable from one or more of the Company's larger customers becomes uncollectible, it could have a material effect on the Company's results of operations or cash flows.

16. Information by Segment and Geographic Area
The Company reports information about operating segments using the "management approach," which is based on the way management organizes and reports the segments within the enterprise for making operating decisions and assessing performance. The Company's reportable segments are identified based upon differences in products, services and markets served. In 2021, the Company had two reportable segments. These segments and the types of products and services offered include the following:

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

Harsco Clean Earth
The Segment is one of the largest specialty waste processing companies in the U.S., providing processing and beneficial reuse solutions for hazardous wastes, and soil and dredged materials.

Other Information
The measurement basis of segment profit or loss is operating income. There are no significant inter-segment sales. Corporate assets, at December 31, 2021 and 2020, include principally cash, prepaid taxes, fair value of derivative instruments and U.S. deferred income taxes. Countries with revenues from unaffiliated customers or net property, plant and equipment of ten percent or more of the consolidated totals (in at least one period presented) are as follows:
Information by Geographic Area (a)

	Revenues from Unaffiliated Customers
	Twelve Months Ended December 31
(In thousands)	2021	2020	2019
U.S.	$1,008,689	$830,699	$420,956
U.K.	117,529	116,425	126,660
All Other	722,181	586,909	656,753
Totals including Corporate	$1,848,399	$1,534,033	$1,204,369
(a)    Revenues are attributed to individual countries based on the location of the facility generating the revenue.

	Property, Plant and Equipment, Net
	December 31
(In thousands)	2021	2020
U.S.	$267,174	$253,994
China	108,496	109,617
All Other	278,243	266,743
Totals including Corporate	$653,913	$630,354
No customer provided in excess of 10% of the Company's consolidated revenues in 2021 and 2020. One customer provided in excess of 10% of the Company's consolidated revenues in 2019.
In 2021, 2020 and 2019, the Harsco Environmental Segment had one customer that provided in excess of 10% of this Segment's revenues under multiple long-term contracts at several mill sites. Should additional consolidations occur involving some of the steel industry's larger companies which are customers of the Company, it would result in an increase in concentration of credit risk for the Company. The loss of any one of the contracts would not have a material adverse effect upon the Company's financial position or cash flows; however, it could have a significant effect on quarterly or annual results of operations.

In 2021 and 2020, Harsco Clean Earth had one customer that provided in excess of 10% of the Segment's revenue and, in 2019, no customers in excess of 10% of the Segment's revenues. The loss of this customer would not have a material adverse impact on the Company's financial positions or cash flows; however, it could have a material effect on quarterly or annual results of operations.
Operating Information by Segment:

	Twelve Months Ended
	December 31
(In thousands)	2021	2020	2019
Revenues (b)
Harsco Environmental	$1,068,083	$914,445	$1,034,847
Harsco Clean Earth	780,316	619,588	169,522
Total Revenues	$1,848,399	$1,534,033	$1,204,369
Operating Income (Loss) (b)
Harsco Environmental	$103,402	$59,006	$112,298
Harsco Clean Earth	25,639	16,096	20,009
Corporate	(40,665)	(78,408)	(55,904)
Total Operating Income (Loss)	$88,376	$(3,306)	$76,403
Total Assets
Harsco Environmental	$1,386,087	$1,322,731	$1,296,061
Harsco Clean Earth	1,278,472	1,279,387	745,410
Corporate	56,086	74,185	28,455
Discontinued Operations	333,263	316,984	297,541
Total Assets	$3,053,908	$2,993,287	$2,367,467
Depreciation (b)
Harsco Environmental	$105,830	$100,971	$104,840
Harsco Clean Earth	19,672	17,450	4,932
Corporate	1,900	2,022	2,737
Total Depreciation	$127,402	$120,443	$112,509
Amortization (b)
Harsco Environmental	$8,052	$7,825	$7,286
Harsco Clean Earth	24,180	22,814	7,923
Corporate (c)	2,710	2,961	2,500
Total Amortization	$34,942	$33,600	$17,709
Capital Expenditures (b)
Harsco Environmental	$137,228	$99,056	$153,694
Harsco Clean Earth	18,403	12,612	5,870
Corporate	1,289	488	1,762
Total Capital Expenditures	$156,920	$112,156	$161,326

(b) The Company's acquisition of ESOL closed on April 6, 2020 and the Company's acquisition of Clean Earth closed on June 28, 2019. The operating results of the former Harsco Rail Segment and former Harsco Industrial Segment have been reflected as discontinued operations in the Consolidated Statement of Operations for all periods presented. See Note 3, Acquisitions and Dispositions, for additional details.
(c) Amortization expense on Corporate relates to the amortization of deferred financing costs.
Reconciliation of Segment Operating Income to Consolidated Income (Loss) From Continuing Operations Before Income Taxes and Equity Income:

	Twelve Months Ended
	December 31
(In thousands)	2021	2020	2019
Segment operating income	$129,041	$75,102	$132,307
General Corporate expense	(40,665)	(78,408)	(55,904)
Operating income from continuing operations	88,376	(3,306)	76,403
Interest income	2,231	2,129	1,946
Interest expense	(63,235)	(58,196)	(34,024)
Defined benefit pension income (expense)	15,640	7,073	(5,556)
Unused debt commitment fees, amendment fees and loss on extinguishment of debt	(5,506)	(1,920)	(7,704)
Income (loss) from continuing operations before income taxes and equity income	$37,506	$(54,220)	$31,065

17. Revenue Recognition

The Company recognizes revenues to depict the transfer of promised services and products to customers in an amount that reflects the consideration the Company expects to receive in exchange for those services or products. Service revenues include the Harsco Clean Earth Segment and the service components of the Harsco Environmental Segment. Product revenues include portions of the Harsco Environmental Segment. See Note 1, Summary of Significant Accounting Policies, Revenue Recognition, for additional information.
A summary of the Company's revenues by primary geographical markets as well as by key product and service groups is as follows:

	Twelve Months Ended
	December 31, 2021
(In thousands)	Harsco Environmental Segment	Harsco Clean Earth Segment	Consolidated Totals
Primary Geographical Markets (a)(b):
North America	$281,124	$780,317	$1,061,441
Western Europe	442,286	—	442,286
Latin America (c)	132,349	—	132,349
Asia-Pacific	110,790	—	110,790
Middle East and Africa	81,337	—	81,337
Eastern Europe	20,196	—	20,196
Total Revenues	$1,068,082	$780,317	$1,848,399

Key Product and Service Groups (a):
Environmental services related to resource recovery for metals manufacturing; and related logistical services	$920,579	$—	$920,579
Ecoproducts	132,389	—	132,389
Environmental systems for aluminum dross and scrap processing	15,114	—	15,114
Waste processing and reuse solutions	—	780,317	780,317
Total Revenues	$1,068,082	$780,317	$1,848,399

	Twelve Months Ended
	December 31, 2020
(In thousands)	Harsco Environmental Segment	Harsco Clean Earth Segment	Consolidated Totals
Primary Geographical Markets (a)(b):
North America	$249,904	$619,588	$869,492
Western Europe	377,066	—	377,066
Latin America (c)	119,457	—	119,457
Asia-Pacific	87,608	—	87,608
Middle East and Africa	63,427	—	63,427
Eastern Europe	16,983	—	16,983
Total Revenues	$914,445	$619,588	$1,534,033
Key Product and Service Groups (a):
Environmental services related to resource recovery for metals manufacturing; and related logistical services	$781,060	$—	$781,060
Ecoproducts	120,432	—	120,432
Environmental systems for aluminum dross and scrap processing	12,953	—	12,953
Waste processing and reuse solutions	—	619,588	619,588
Total Revenues	$914,445	$619,588	$1,534,033

	Twelve Months Ended
	December 31, 2019
(In thousands)	Harsco Environmental Segment	Harsco Clean Earth Segment	Consolidated Totals
Primary Geographical Markets (b):
North America	$294,367	$169,522	$463,889
Western Europe	386,593	—	386,593
Latin America (c)	146,040	—	146,040
Asia-Pacific	128,949	—	128,949
Middle East and Africa	60,402	—	60,402
Eastern Europe	18,496	—	18,496
Total Revenues	$1,034,847	$169,522	$1,204,369
Key Product and Service Groups:
Environmental services related to resource recovery for metals manufacturing; and related logistical services	$888,851	$—	$888,851
Ecoproducts	127,874	—	127,874
Environmental systems for aluminum dross and scrap processing	18,122	—	18,122
Waste processing and reuse solutions	—	169,522	169,522
Total Revenues	$1,034,847	$169,522	$1,204,369
(a)     The Company acquired ESOL in 2020 and Clean Earth in 2019. The results of both are included in the Harsco Clean Earth Segment. The operating results of the former Harsco Rail Segment and Harsco Industrial Segment have been reflected as discontinued operations in the Consolidated Statements of Operations. See Note 3, Acquisition and Dispositions, for additional details.
(b)     Revenues are attributed to individual countries based on the location of the facility generating the revenue.
(c)    Includes Mexico.

The Company may receive payments in advance of earning revenue (advances on contracts), which are included in Other current liabilities and Other liabilities on the Consolidated Balance Sheets. The Company may recognize revenue in advance of being able to contractually invoice the customer (contract assets), which is included in Other current assets on the Consolidated Balance Sheets. Contract assets are transferred to Trade accounts receivable, net, when right to payment becomes unconditional. Contract assets and advances on contracts are reported as a net position, on a contract-by-contract basis, at the end of each reporting period.

The Company had contract assets totaling $3.1 million at December 31, 2021 and $2.5 million at December 31, 2020. The increase is due principally to additional contract assets recognized in excess of the transfer of contract assets to accounts receivable. The Company had advances on contracts totaling $4.1 million at December 31, 2021 and $2.7 million at December 31, 2020. The increase is due principally to the receipts of new advances on contracts in excess of the recognition of revenue on previously received advances on contracts during the period. During the year ended December 31, 2021, the Company recognized approximately $15 million of revenue related to amounts previously included in advances on contracts.

At December 31, 2021, the Harsco Environmental Segment had remaining, fixed, unsatisfied performance obligations, where the expected contract duration exceeds one year totaling $82.8 million. Of this amount, $20.1 million is expected to be fulfilled by December 31, 2022, $19.7 million by December 31, 2023, $19.0 million by December 31, 2024, $16.6 million by December 31, 2025 and the remainder thereafter. These amounts exclude any variable fees, fixed fees subject to indexation and any performance obligations expected to be satisfied within one year.

18. Other (Income) Expenses, Net
The major components of this Consolidated Statements of Operations caption are as follows:

(In thousands)	2021	2020	2019
Net gains
Harsco Environmental Segment	$(8,902)	$(3,723)	$(6,303)
Employee termination benefit costs
Harsco Environmental Segment	2,852	9,389	1,254
Clean Earth Segment	433	833	1,960
Corporate	1,481	27	1,012
Total employee termination benefit costs	4,766	10,249	4,226
Other costs to exit activities
Harsco Environmental Segment	640	504	970
Clean Earth Segment	23	—	—
Corporate	—	29	196
Total other costs to exit activities	663	533	1,166
Impaired asset write-downs
Harsco Environmental Segment	942	776	632
Clean Earth Segment	63	—	—
Total impaired asset write-downs	1,005	776	632
Contingent consideration adjustments
Harsco Environmental Segment	—	—	(8,506)
Harsco Clean Earth Segment	—	112	825
Corporate	—	2,274	—
Total contingent consideration adjustments	—	2,386	(7,681)
Other income	(1,254)	(149)	(234)
Total other (income) expenses, net	$(3,722)	$10,072	$(8,194)

Net Gains
Net gains result from the sales of redundant properties (primarily land, buildings and related equipment) and non-core assets. In 2021, gains related to assets sold principally in Western Europe. In 2020, gains related to assets sold principally in Latin America and Western Europe. In 2019, gains related to assets sold principally in Asia Pacific and North America; as well as a cumulative translation adjustment resulting from the substantial liquidation of a subsidiary in Western Europe.

Employee Termination Benefit Costs
Costs and the related liabilities associated with involuntary termination benefit costs for one-time benefit arrangements provided as part of an exit or disposal activity are recognized when a formal plan for reorganization is approved at the appropriate level of management and is communicated to the affected employees. Additionally, costs associated with ongoing benefit arrangements, or in certain countries where statutory requirements dictate a minimum required benefit, are recognized when they are probable and estimable. The employee termination benefit costs in 2021 principally related to the Harsco Environmental Segment primarily in Western Europe and Asia Pacific; and the Harsco Corporate segment primarily in North America. The employee termination benefits costs in 2020 principally related to the Harsco Environmental Segment primarily in Western Europe, North America, Latin America and Asia Pacific. The employee termination benefits costs in 2019 principally related to the Harsco Clean Earth Segment primarily in North America; and the Harsco Environmental Segment primarily in Asia Pacific and Western Europe.

Other Costs to Exit Activities
Costs associated with exit or disposal activities include costs to terminate a contract and other costs associated with exit or disposal activities. Costs to terminate a contract are recognized when an entity terminates the contract or when an entity ceases using the right conveyed by the contract. This includes the costs to terminate the contract before the end of its term or the costs that will continue to be incurred under the contract for its remaining term without economic benefit to the entity. Other costs associated with exit or disposal activities (e.g., costs to consolidate or close facilities and relocate equipment or employees) are recognized and measured at their fair value in the period in which the liability is incurred. In 2021, exit costs were incurred principally in the Harsco Environmental Segment, mostly in North America. In 2020 and 2019, exit costs were incurred in the Harsco Environmental Segment across several regions.

Impaired Asset Write-downs
Impaired asset write-downs are measured as the amount by which the carrying amount of assets exceeds their fair value. Fair value is estimated based upon the expected future realizable cash flows including anticipated selling prices. Non-cash impaired asset write-downs are included in, Other, net, on the Consolidated Statements of Cash Flows as adjustments to reconcile net income (loss) to net cash provided by operating activities. In all years presented, impaired asset write-downs were incurred primarily in the Harsco Environmental Segment across several regions.

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

Other Income
Other income in 2021 relates principally to compensation received for a site previously exited in the Harsco Environmental Segment.

19. Components of Accumulated Other Comprehensive Loss
AOCI is included on the Consolidated Statements of Stockholders' Equity. The components of AOCI, net of the effect of income taxes, and activity for the years ended December 31, 2021 and 2020 are as follows:

	Components of AOCI - Net of Tax
(In thousands)	Cumulative Foreign Exchange Translation Adjustments		Effective Portion of Derivatives Designated as Hedging Instruments		Cumulative Unrecognized Actuarial Losses on Pension Obligations		Unrealized Loss on Marketable Securities	Total
Balance at December 31, 2019	(143,340)		(3,717)		(440,562)		(3)	(587,622)
OCI before reclassifications	7,854	(a)	(3,709)	(b)	(96,684)	(c)	(6)	(92,545)
Amounts reclassified from AOCI, net of tax	12,906		1,586		22,746		—	37,238
Total OCI	20,760		(2,123)		(73,938)		(6)	(55,307)
Less: OCI attributable to noncontrolling interests	(2,812)		—		—		—	(2,812)
OCI attributable to Harsco Corporation	17,948		(2,123)		(73,938)		(6)	(58,119)
Balance at December 31, 2020	$(125,392)		$(5,840)		$(514,500)		$(9)	$(645,741)

	Components of AOCI - Net of Tax
(In thousands)	Cumulative Foreign Exchange Translation Adjustments		Effective Portion of Derivatives Designated as Hedging Instruments		Cumulative Unrecognized Actuarial Losses on Pension Obligations		Unrealized Loss on Marketable Securities	Total
Balance at December 31, 2020	$(125,392)		$(5,840)		$(514,500)		$(9)	$(645,741)
OCI before reclassifications	(10,994)	(a)	441	(b)	69,517	(c)	31	58,995
Amounts reclassified from AOCI, net of tax			2,375		22,735			25,110
Total OCI	(10,994)		2,816		92,252		31	84,105
Plus: OCI attributable to noncontrolling interests	1,497		—		—			1,497
OCI attributable to Harsco Corporation	(9,497)		2,816		92,252		31	85,602
Balance at December 31, 2021	$(134,889)		$(3,024)		$(422,248)		$22	$(560,139)
(a)     Principally foreign currency fluctuation.
(b)     Principally net change from periodic revaluations.
(c)     Principally changes due to annual actuarial remeasurements and foreign currency translation.

Amounts reclassified from AOCI for 2021 and 2020 are as follows:

	Year Ended December 31 2021	Year Ended December 31 2020	Affected Caption on the Consolidated Statements of Operations
(In thousands)
Amortization of defined benefit pension items (d):
Actuarial losses	$23,657	$19,623	Defined benefit pension income (expense)
Prior-service costs	582	511	Defined benefit pension income (expense)
Pension asset transfer - discontinued businesses	—	5,363	Gain on sale of discontinued businesses
Settlement/curtailment losses	(72)	(110)	Discontinued operations
Settlement/curtailment losses	—	18	Defined benefit pension income (expense)
Total before tax	24,167	25,405
Tax benefit	(1,432)	(2,659)
Total reclassification of defined benefit pension items, net of tax	$22,735	$22,746
Recognition of cumulative foreign currency translation adjustments:
Gain on substantial liquidation of subsidiaries (e)	$—	$12,906	Other (income) expenses, net
Amortization of cash flow hedging instruments:
Foreign currency exchange forward contracts	$(129)	$(1,026)	Discontinued operations
CCIRs	—	1,015	Interest expense
Interest rate swaps	3,474	2,589	Interest expense
Total before tax	3,345	2,578
Tax benefit	(970)	(992)
Total reclassification of cash flow hedging instruments	$2,375	$1,586
(d)     These AOCI components are included in the computation of NPPC. See Note 10, Employee Benefit Plans, for additional information.
(e)    No tax impact.

20. Subsequent Events

Amendment to Senior Secured Credit Facilities

On February 22, 2022, the Company entered into Amendment No. 9 (“Amendment No. 9 to the Third Amended and Restated Credit Agreement"), dated as of November 2, 2016 (as the same has been amended, supplemented or otherwise modified prior to February 22, 2022, and as further amended by Amendment No. 9, the “Senior Secured Credit Facility”), with Bank of America, N.A., as administrative agent and as collateral agent, the lenders party thereto, and the other parties thereto. Amendment No. 9 reset the required level of the net debt to consolidated adjusted EBITDA ratio covenant beginning with the quarter ending on March 31, 2022 through the quarter ending December 31, 2023. As a result of this amendment, the net debt to consolidated adjusted EBITDA ratio covenant was set at 5.75 for the quarter ending March 31, 2022, and then decreases quarterly by 0.25 until reaching 4.00 for the quarters ending December 31, 2023 and thereafter. In addition, upon closing on the divestiture of the former Harsco Rail Segment, the net debt to consolidated adjusted EBITDA ratio covenant will decrease by an additional 0.25, provided, however, it will not go below 4.00.

Two-Year Summary of Quarterly Results (Unaudited)
(In millions, except per share amounts)

	2021 (a)
Quarterly	First	Second	Third		Fourth
Revenues	$447.3	$468.7	$470.4		$462.1
Gross profit (b)	89.9	93.2	95.0		79.7
Net income (loss) attributable to Harsco Corporation	0.1	13.4	7.6		(24.4)
Basic earnings (loss) per share attributable to Harsco Corporation common stockholders:
Continuing operations	$(0.02)	$0.11	$0.06		$0.13
Discontinued operations (c)	0.02	0.06	0.03		(0.43)
Basic earnings (loss) per share attributable to Harsco Corporation common stockholders	$—	$0.17	$0.10	(d)	$(0.31)	(d)
Diluted earnings (loss) per share attributable to Harsco Corporation common stockholders:
Continuing operations	$(0.02)	$0.11	$0.06		$0.13
Discontinued operations (c)	0.02	0.06	0.03		(0.43)
Diluted loss per share attributable to Harsco Corporation common stockholders	$—	$0.17	$0.09		$(0.30)

	2020 (a)
Quarterly	First	Second	Third	Fourth
Revenues	$320.4	$365.6	$416.6	$431.5
Gross profit (b)	62.3	62.1	80.5	86.8
Net income (loss) attributable to Harsco Corporation	0.1	(10.6)	(9.6)	(6.3)
Basic earnings (loss) per share attributable to Harsco Corporation common stockholders:
Continuing operations	$(0.17)	$(0.25)	$(0.12)	$(0.09)
Discontinued operations (c)	0.17	0.12	—	0.01
Basic earnings (loss) per share attributable to Harsco Corporation common stockholders	$—	$(0.13)	$(0.12)	$(0.08)
Diluted income per share attributable to Harsco Corporation common stockholders:
Continuing operations	$(0.17)	$(0.25)	$(0.12)	$(0.09)
Discontinued operations (c)	0.17	0.12	—	0.01
Diluted earnings (loss) per share attributable to Harsco Corporation common stockholders	$—	$(0.13)	$(0.12)	$(0.08)
(a)Sum of the quarters may not equal the total year due to rounding.
(b)Gross profit is defined as Revenues less costs and expenses associated directly with or allocated to products sold or services rendered.
(c)Discontinued operations related principally to the Company's former Harsco Rail Segment.
(d)Does not total due to rounding.

Item 9.    Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.
None.

Item 9A.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures

As of December 31, 2021, an evaluation was performed, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, such officers concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934, as amended (1) is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and (2) is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

Remediation of Previously Reported Material Weaknesses

Prior to our acquisition of ESOL on April 6, 2020, the prior owner of the business, Stericycle, Inc., had identified two material weaknesses in their internal control over financial reporting, related in part to ESOL. The first material weakness related to not fully implementing and monitoring of general information technology controls in the areas of user access and program change management for systems supporting Stericycle Inc.'s internal control process, including ESOL. The second material weakness related to not fully designing, implementing and monitoring controls relevant to the revenue and cost of disposal processes, including certain general information technology controls. The Company has designed and implemented general information technology controls for ESOL’s systems and has implemented additional controls to enhance check-in procedures at the waste processing facilities and monitoring controls over the order and invoicing processes and cost of disposal processes. Based on the results of our testing, management has concluded that the controls are adequately designed and have operated effectively for a sufficient period of time during 2021. Management has concluded that the previously identified material weaknesses have been remediated.

Changes in Internal Control Over Financial Reporting

As described above under the "Remediation of Previously Reported Material Weaknesses" section, there were changes in the Company's internal control over financial reporting during the Company's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Management's Report on Internal Control Over Financial Reporting

Management's Report on Internal Control Over Financial Reporting is included in Part II, Item 8, "Financial Statements and Supplementary Data." The effectiveness of the Company's internal control over financial reporting as of December 31, 2021 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing in Part II, Item 8, "Financial Statements and Supplementary Data."

Item 9B.    Other Information.
Amendment to Senior Secured Credit Facilities

On February 22, 2022, the Company entered into Amendment No. 9 (“Amendment No. 9”) to the Third Amended and Restated Credit Agreement, dated as of November 2, 2016 (as the same has been amended, supplemented or otherwise modified prior to February 22, 2022, and as further amended by Amendment No. 9, the “Senior Secured Credit Facility”), with Bank of America, N.A., as administrative agent and as collateral agent, the lenders party thereto, and the other parties thereto. Amendment No. 9 reset the required level of the net debt to consolidated adjusted EBITDA ratio covenant beginning with the quarter ending on March 31, 2022 through the quarter ending December 31, 2023. As a result of this amendment, the net debt to consolidated adjusted EBITDA ratio covenant was set at 5.75 for the quarter ending March 31, 2022, and then decreases quarterly by 0.25 until reaching 4.00 for the quarters ending December 31, 2023 and thereafter. In addition, upon closing on the divestiture of the former Harsco Rail Segment, the net debt to consolidated adjusted EBITDA ratio covenant will decrease by an additional 0.25, provided, however, it will not go below 4.00.

The foregoing description of Amendment No. 9 is qualified in its entirety by reference to the actual terms of the agreement. A copy of Amendment No. 9 is attached as Exhibit 10(a)(xv) hereto, and is incorporated by reference herein.

Certain of the agents and lenders providing funding or other services under the Senior Secured Credit Facility, as well as certain of their affiliates, have, from time to time, provided various financial advisory, commercial and investment banking services to the Company and/or its affiliates for which they have received customary fees and commissions.

Item 9C.  Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
None.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance.
The information regarding executive officers of the Company required by this Item is set forth as a Supplementary Item, titled "Executive Officers of the Registrant," at the end of Part I of this Annual Report on Form 10-K (pursuant to the general Instruction to Item 401 of Regulation S-K) and is incorporated herein by reference. The other information required by this Item is incorporated herein by reference from the disclosures that will be included under the sections entitled "Corporate Governance," "Proposal 1: Election of Directors - Nominees for Director," "Meetings and Committees of the Board," and "Report of the Audit Committee" of the Company's Definitive Proxy Statement for its 2022 Annual Meeting of Stockholders (the "2022 Proxy Statement"), which will be filed pursuant to SEC Regulation 14A not later than 120 days after the end of the Company's fiscal year ended December 31, 2021.
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

Item 11.    Executive Compensation.
The information regarding compensation of executive officers and directors required by this Item is incorporated herein by reference from the disclosures that will be included under the sections entitled "Compensation Discussion and Analysis," "Discussion and Analysis of 2021 Compensation" and "Non-Employee Director Compensation" of the 2022 Proxy Statement. The other information required by this Item is incorporated herein by reference from the disclosures that will be included under the sections entitled "Compensation Committee Interlocks and Insider Participation" and "Compensation Committee Report" of the 2022 Proxy Statement.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information regarding security ownership of certain beneficial owners and management required by this Item is incorporated herein by reference from the disclosures that will be included under the section entitled "Share Ownership of Directors, Management and Certain Beneficial Owners" of the 2022 Proxy Statement.
Equity compensation plan information is incorporated herein by reference from the disclosures that will be included under the section entitled "Equity Compensation Plan Information (As of December 31, 2021)" of the 2022 Proxy Statement.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.
The information regarding certain relationships and related transactions required by this Item is incorporated herein by reference from the disclosures that will be included under the section entitled "Transactions with Related Persons" of the 2022 Proxy Statement. The information regarding director independence required by this Item is incorporated herein by reference from the disclosures that will be included under the section entitled "Corporate Governance" of the 2022 Proxy Statement.

Item 14.    Principal Accountant Fees and Services.
The information regarding principal accounting fees and services required by this Item is incorporated herein by reference from the disclosures that will be included under the section entitled "Fees Billed by the Independent Auditors for Audit and Non-Audit Services" of the 2022 Proxy Statement.

PART IV
Item 15.    Exhibit and Financial Statement Schedules.
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

Page
Schedule II—Valuation and Qualifying Accounts for the years 2021, 2020 and 2019	104
Financial statement schedules other than that listed above are omitted because the required information is not applicable, or because the information required is included in the consolidated financial statements.

SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS
Continuing Operations
(In thousands)

COLUMN A	COLUMN B	COLUMN C	COLUMN D			COLUMN E
		Additions (Deductions)	Additions (Deductions)
Description	Balance at Beginning of Period	Charged to Cost and Expenses	Due to Currency Translation Adjustments	Other		Balance at End of Period
For the year 2021:
Allowance for Expected Credit Losses and Doubtful Accounts	$7,488	$589	$(206)	$(609)	(a)	$7,262
Deferred Tax Assets—Valuation Allowance	108,563	(4,252)	(3,502)	(8,424)	(b)	92,385
For the year 2020:
Allowance for Expected Credit Losses and Doubtful Accounts	$13,265	$1,961	$(104)	$(7,634)	(a)	$7,488
Deferred Tax Assets—Valuation Allowance	100,245	6,936	1,305	77	(b)	108,563
For the year 2019:
Allowance for Doubtful Accounts	$4,396	$7,123	$370	$1,376	(a)	$13,265
Deferred Tax Assets—Valuation Allowance	112,706	(8,545)	860	(4,776)	(b)	100,245
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
(b)Includes a decrease of $19.3 million related to pension adjustments recorded through AOCI, and an increase of $14.4 million related to the UK tax rate change in 2021. Includes a decrease of $15.5 million related to foreign tax credit carryforwards due to statutory limitation expiration in the U.S., an increase of $13.0 million related to pension adjustments recorded through AOCI and an increase of $3.7 million related to the UK tax rate change in 2020. Includes a decrease of $5.6 million related to the loss of certain tax attributes in certain foreign dormant entities due to merger and liquidation in 2019.

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

10(a)(xiii)
Amendment No. 7 to Third Amended and Restated Credit Agreement, dated March 10, 2021, among Harsco Corporation, the subsidiaries of the Company party thereto, Citibank, N.A., as administrative agent and collateral agent, and the lenders party thereto (incorporated by reference to the Company's Current Report on Form 8-K dated March 10, 2021. Commission File Number 001-03970).

10(a)(xiv)
Amendment No. 8 to Third Amended and Restated Credit Agreement dated October 27, 2021, among the Company, the subsidiaries of the Company party thereto, and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2021. Commission File Number 001-03970).

10(a)(xv)
Amendment No. 9, dated February 22, 2022, among Harsco Corporation, the subsidiaries of the Company party thereto, Citibank N.A., as administrative agent and collateral agent, and the lenders party thereto.

Material Contracts—Management Contracts and Compensatory Plans

Description of Exhibit
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

Description of Exhibit
10(s)
Amendment No.2 to 2016 Non-Employee Directors' Long-Term Equity Compensation Plan (incorporated by reference to Exhibit 10.3 to the Company's Form S-8 dated August 3, 2021. Commission File Number 001-03970).

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

10(ae)
Form of Consulting Agreement to be entered into as of July 1, 2020 by Tracey L. McKenzie and Harsco Corporation (incorporated by reference to the Company's current report on Form 8-K dated May 12, 2020, Commission File Number 001-03970).

10(af)	Amendment No. 2 to the 2013 Equity Incentive Compensation Plan (incorporated by reference to the Company's Form S-8 filed July 31, 2020, Commission File Number 001-03970).
10(ag)
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

Description of Exhibit
10(ai)
Form of SAR Award Agreement (for awards granted on or after March 10, 2020) (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2020, Commission File Number 001-03970).

10(aj)
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

HARSCO CORPORATION (Registrant)
DATE	February 24, 2022	/s/ ANSHOOMAN AGA
Anshooman Aga Senior Vice President and Chief Financial Officer (Principal Financial Officer)

DATE	February 24, 2022	/s/ SAMUEL C. FENICE
Samuel C. Fenice Vice President and Corporate Controller (Principal Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date
/s/ F. NICHOLAS GRASBERGER III	Chairman, President, Chief Executive Officer and Director (Principal Executive Officer)	February 24, 2022
F. Nicholas Grasberger III
/s/ ANSHOOMAN AGA	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 24, 2022
Anshooman Aga
/s/ DAVID C. EVERITT	Lead Director	February 24, 2022
David C. Everitt
/s/ JAMES F. EARL	Director	February 24, 2022
James F. Earl
/s/ KATHY G. EDDY	Director	February 24, 2022
Kathy G. Eddy
/s/ CAROLANN I. HAZNEDAR	Director	February 24, 2022
Carolann I. Haznedar
/s/ MARIO LONGHI	Director	February 24, 2022
Mario Longhi
/s/ EDGAR M. PURVIS, JR.	Director	February 24, 2022
Edgar M. Purvis, Jr.
/s/ JOHN S. QUINN	Director	February 24, 2022
John S. Quinn
/s/ PHILLIP C. WIDMAN	Director	February 24, 2022
Phillip C. Widman