Form 10-Q
period 2022-03-31
HARSCO CORP
filed 2022-05-03
CIK 45876

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2022
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐  NO ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 29, 2022
Common stock, par value $1.25 per share	79,417,543

HARSCO CORPORATION
FORM 10-Q

Glossary of Defined Terms

Unless the context requires otherwise, "Harsco," the "Company," "we," "our," or "us" refers to Harsco Corporation on a consolidated basis. The Company also uses several other terms in this Quarterly Report on Form 10-Q, which are further defined below:

Term	Description
AOCI	Accumulated Other Comprehensive Income (Loss)
AXC	The former Harsco Industrial Air-X-Changers business
CERCLA	Comprehensive Environmental Response, Compensation, and Liability Act of 1980
COVID-19	The COVID-19 coronavirus pandemic
Credit Agreement	Credit Agreement governing the Senior Secured Credit Facilities
DEA	United States Drug Enforcement Agency
DTSC	California Department of Toxic Substances Control
EBITDA	Earnings before interest, tax, depreciation and amortization
ESOL	Stericycle Environmental Solutions business
FASB	Financial Accounting Standards Board
IBORs	Interbank offered rates
ICMS	Type of value-added tax in Brazil
IKG	The former Harsco Industrial IKG business
ISDA	International Swaps and Derivatives Association
LIBOR	London Interbank Offered Rates
New Term Loan	$500 million term loan raised in March 2021 under the Senior Secured Credit Facilities, maturing on March 10, 2028
Notes	5.75% Notes due July 31, 2027
OCI	Other Comprehensive Income (Loss)
PA DEP	Pennsylvania Department of Environmental Protection
Revolving Credit Facility	Multi-year revolving credit facility under the Senior Secured Credit Facility, with a facility limit of $700 million
ROU	Right of use
SBB	Federal railway system of Switzerland
SCE	Supreme Council for Environment in Bahrain
SEC	Securities and Exchange Commission
Senior Secured Credit Facilities	Primary source of borrowings comprised of the Revolving Credit Facility and the New Term Loan
SPRA	State Revenue Authorities from the State of São Paulo, Brazil
TSDF	Treatment, storage, and disposal facility permits issued under the Resource Conservation and Recovery Act
U.S. GAAP	Accounting principles generally accepted in the U.S.

PART I — FINANCIAL INFORMATION
ITEM 1.      FINANCIAL STATEMENTS

HARSCO CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands)	March 31 2022	December 31 2021
ASSETS
Current assets:
Cash and cash equivalents	$85,216	$82,908
Restricted cash	4,337	4,220
Trade accounts receivable, net	385,871	377,881
Other receivables	26,128	33,059
Inventories	76,854	70,493
Prepaid expenses	32,393	31,065
Current portion of assets held-for-sale	268,590	265,413
Other current assets	13,096	9,934
Total current assets	892,485	874,973
Property, plant and equipment, net	654,765	653,913
Right-of-use assets, net	96,007	101,576
Goodwill	878,935	883,109
Intangible assets, net	393,733	402,801
Deferred income tax assets	18,207	17,883
Assets held-for-sale	66,518	71,234
Other assets	50,809	48,419
Total assets	$3,051,459	$3,053,908
LIABILITIES
Current liabilities:
Short-term borrowings	$7,292	$7,748
Current maturities of long-term debt	17,379	10,226
Accounts payable	189,896	186,126
Accrued compensation	41,780	48,165
Income taxes payable	4,085	6,378
Current portion of operating lease liabilities	25,055	25,590
Current portion of liabilities of assets held-for-sale	168,412	161,999
Other current liabilities	139,661	155,159
Total current liabilities	593,560	601,391
Long-term debt	1,422,384	1,359,446
Retirement plan liabilities	73,710	93,693
Operating lease liabilities	69,563	74,571
Liabilities of assets held-for-sale	8,326	8,492
Environmental liabilities	27,565	28,435
Deferred tax liabilities	26,832	33,826
Other liabilities	48,424	48,284
Total liabilities	2,270,364	2,248,138
COMMITMENTS AND CONTINGENCIES
HARSCO CORPORATION STOCKHOLDERS’ EQUITY
Common stock	145,261	144,883
Additional paid-in capital	218,779	215,528
Accumulated other comprehensive loss	(547,649)	(560,139)
Retained earnings	1,754,671	1,794,510
Treasury stock	(848,254)	(846,622)
Total Harsco Corporation stockholders’ equity	722,808	748,160
Noncontrolling interests	58,287	57,610
Total equity	781,095	805,770
Total liabilities and equity	$3,051,459	$3,053,908
See accompanying notes to unaudited condensed consolidated financial statements.

HARSCO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended
	March 31
(In thousands, except per share amounts)	2022	2021
Revenues from continuing operations:
Service revenues	$418,435	$414,339
Product revenues	34,362	32,926
Total revenues	452,797	447,265
Costs and expenses from continuing operations:
Cost of services sold	346,357	329,853
Cost of products sold	30,662	27,514
Selling, general and administrative expenses	69,153	71,614
Research and development expenses	56	157
Other (income) expenses, net	(1,179)	(991)
Total costs and expenses	445,049	428,147
Operating income from continuing operations	7,748	19,118
Interest income	644	547
Interest expense	(15,092)	(16,256)
Unused debt commitment fees, amendment fees and loss on extinguishment of debt	(532)	(5,258)
Defined benefit pension income	2,410	3,934
Income (loss) from continuing operations before income taxes and equity income	(4,822)	2,085
Income tax benefit (expense) from continuing operations	(1,221)	(2,101)
Equity income (loss) of unconsolidated entities, net	(131)	(119)
Income (loss) from continuing operations	(6,174)	(135)
Discontinued operations:
Income (loss) from discontinued businesses	(39,097)	3,364
Income tax benefit (expense) from discontinued businesses	6,591	(1,664)
Income (loss) from discontinued operations, net of tax	(32,506)	1,700
Net income (loss)	(38,680)	1,565
Less: Net income attributable to noncontrolling interests	(1,159)	(1,430)
Net income (loss) attributable to Harsco Corporation	$(39,839)	$135
Amounts attributable to Harsco Corporation common stockholders:
Income (loss) from continuing operations, net of tax	$(7,333)	$(1,565)
Income (loss) from discontinued operations, net of tax	(32,506)	1,700
Net income (loss) attributable to Harsco Corporation common stockholders	$(39,839)	$135
Weighted-average shares of common stock outstanding	79,363	79,088
Basic earnings (loss) per common share attributable to Harsco Corporation common stockholders:
Continuing operations	$(0.09)	$(0.02)
Discontinued operations	(0.41)	0.02
Basic earnings (loss) per share attributable to Harsco Corporation common stockholders	$(0.50)	$—
Diluted weighted-average shares of common stock outstanding	79,363	79,088
Diluted earnings (loss) per common share attributable to Harsco Corporation common stockholders:
Continuing operations	$(0.09)	$(0.02)
Discontinued operations	(0.41)	0.02
Diluted earnings (loss) per share attributable to Harsco Corporation common stockholders	$(0.50)	$—

See accompanying notes to unaudited condensed consolidated financial statements.

HARSCO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

	Three Months Ended
	March 31
(In thousands)	2022	2021
Net income (loss)	$(38,680)	$1,565
Other comprehensive income (loss):
Foreign currency translation adjustments, net of deferred income taxes of $(1,838) and $623 in 2022 and 2021, respectively	(2,847)	(3,296)
Net income (loss) on cash flow hedging instruments, net of deferred income taxes of $(330) and $(144) in 2022 and 2021, respectively	1,140	689
Pension liability adjustments, net of deferred income taxes of $(352) and $(338) in 2022 and 2021, respectively	13,718	3,819
Unrealized gain on marketable securities, net of deferred income taxes of $— and $(7) in 2022 and 2021, respectively	(3)	17
Total other comprehensive income (loss)	12,008	1,229
Total comprehensive income (loss)	(26,672)	2,794
Comprehensive income attributable to noncontrolling interests	(677)	(364)
Comprehensive income (loss) attributable to Harsco Corporation	$(27,349)	$2,430

See accompanying notes to unaudited condensed consolidated financial statements.

HARSCO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31
(In thousands)	2022	2021
Cash flows from operating activities:
Net income (loss)	$(38,680)	$1,565
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	33,604	32,748
Amortization	8,586	8,967
Deferred income tax (benefit) expense	(4,275)	(3,421)
Equity (income) loss of unconsolidated entities, net	131	119
Dividends from unconsolidated entities	178	—
Loss on early extinguishment of debt	—	2,668
Other, net	259	1,128
Changes in assets and liabilities, net of acquisitions and dispositions of businesses:
Accounts receivable	(15,364)	(16,446)
Income tax refunds receivable, reimbursable to seller	7,687	—
Inventories	(4,610)	407
Contract assets	4,843	(19,070)
Right-of-use assets	7,076	6,768
Accounts payable	1,655	(8,592)
Accrued interest payable	(7,393)	(7,320)
Accrued compensation	(5,692)	(1,541)
Advances on contracts	(7,808)	(9,698)
Operating lease liabilities	(7,063)	(6,750)
Retirement plan liabilities, net	(14,519)	(19,267)
Other assets and liabilities	7,070	14,562
Net cash used by operating activities	(34,315)	(23,173)
Cash flows from investing activities:
Purchases of property, plant and equipment	(32,958)	(27,382)
Proceeds from sales of assets	5,976	3,862
Expenditures for intangible assets	(54)	(68)
Net proceeds (payments) from settlement of foreign currency forward exchange contracts	1,061	(1,427)
Payments for settlements of interest rate swaps	(1,062)	—
Other investing activities, net	124	46
Net cash used by investing activities	(26,913)	(24,969)
Cash flows from financing activities:
Short-term borrowings, net	2,051	575
Current maturities and long-term debt:
Additions	72,005	434,873
Reductions	(2,566)	(374,530)
Stock-based compensation - Employee taxes paid	(1,377)	(2,485)
Payment of contingent consideration	(6,915)	—
Deferred financing costs	—	(6,525)
Other financing activities, net	—	(400)
Net cash provided by financing activities	63,198	51,508
Effect of exchange rate changes on cash and cash equivalents, including restricted cash	455	(710)
Net increase in cash and cash equivalents, including restricted cash	2,425	2,656
Cash and cash equivalents, including restricted cash, at beginning of period	87,128	79,669
Cash and cash equivalents, including restricted cash, at end of period	$89,553	$82,325

Supplementary cash flow information:
Change in accrual for purchases of property, plant and equipment included in accounts payable	$(745)	$1,865
See accompanying notes to unaudited condensed consolidated financial statements.

HARSCO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (Unaudited)

	Harsco Corporation Stockholders’ Equity
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests
(In thousands, except share amounts)	Issued	Treasury					Total
Balances, December 31, 2020	$144,288	$(843,230)	$204,078	$1,797,759	$(645,741)	$56,245	$713,399
Net income				135		1,430	1,565
Total other comprehensive income (loss), net of deferred income taxes of $134					2,295	(1,066)	1,229
Stock appreciation rights exercised, net 3,842 shares	9	(70)	(9)				(70)
Vesting of restricted stock units and other stock grants, net 144,967 shares	312	(1,850)	(312)				(1,850)
Vesting of performance share units, net 69,127 shares	155	(1,032)	(155)				(1,032)
Amortization of unearned portion of stock-based compensation, net of forfeitures			3,342				3,342
Balances, March 31, 2021	144,764	(846,182)	206,944	1,797,894	(643,446)	56,609	716,583

	Harsco Corporation Stockholders’ Equity
(In thousands, except share amounts)	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests
	Issued	Treasury					Total
Balances, December 31, 2021	$144,883	$(846,622)	$215,528	$1,794,510	$(560,139)	$57,610	$805,770
Net income				(39,839)		1,159	(38,680)
Total other comprehensive income (loss), net of deferred income taxes of $(2,520)					12,490	(482)	12,008
Vesting of restricted stock units and other stock grants, net 176,253 shares	378	(1,632)	(378)				(1,632)
Amortization of unearned portion of stock-based compensation, net of forfeitures			3,629				3,629
Balances, March 31, 2022	145,261	(848,254)	218,779	1,754,671	(547,649)	58,287	781,095

See accompanying notes to unaudited condensed consolidated financial statements.

HARSCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.     Basis of Presentation

The Company has prepared these unaudited condensed consolidated financial statements in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the SEC. Accordingly, the unaudited condensed consolidated financial statements do not include all information and disclosure required by U.S. GAAP for annual financial statements. The December 31, 2021 Condensed Consolidated Balance Sheet information contained in this Quarterly Report on Form 10-Q was derived from the 2021 audited consolidated financial statements.  The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements, including the notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. In the opinion of management, all adjustments (all of which are of a normal recurring nature) that are necessary for a fair statement are reflected in the unaudited condensed consolidated financial statements.

Reclassifications

Certain reclassifications have been made to prior year amounts to conform with current year classifications.

2.     Recently Adopted and Recently Issued Accounting Standards

The following accounting standards have been adopted in 2022:

On January 1, 2022, the Company adopted changes issued by the FASB which simplified the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity's own equity. The adoption of these changes did not have a material impact on the Company's condensed consolidated financial statements.

On January 1, 2022, the Company adopted changes issued by the FASB which improve the transparency of government assistance received by entities. Other than expanded annual disclosures, the adoption of these changes did not have a material impact on the Company's consolidated financial statements.
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

3. Dispositions

Harsco Rail Segment
In November 2021, the Company announced its intention to sell the Rail business. The sales process was ongoing during the first quarter of 2022. The former Harsco Rail Segment has historically been a separate reportable segment with primary operations in the United States, Europe and Asia Pacific.

The former Harsco Rail Segment's balance sheet positions as of March 31, 2022 and December 31, 2021 are presented as Assets held-for-sale and Liabilities of assets held-for-sale in the Condensed Consolidated Balance Sheets and are summarized as follows:

(in thousands)	March 31 2022	December 31 2021
Trade accounts receivable, net	$41,546	$33,689
Other receivables	4,615	4,740
Inventories	102,094	103,560
Current portion of contract assets	94,360	94,597
Other current assets	26,427	25,442
Property, plant and equipment, net	40,009	39,524
Right-of-use assets, net	2,664	3,108
Goodwill	13,026	13,026
Intangible assets, net	2,990	3,081
Deferred income tax assets	6,153	6,064
Other assets	1,224	6,432
Total Rail assets included in Assets held-for-sale	$335,108	$333,263

Accounts payable	$42,874	$46,076
Accrued compensation	3,023	2,171
Current portion of operating lease liabilities	1,456	1,619
Current portion of advances on contracts	53,732	62,401
Other current liabilities	67,327	49,732
Operating lease liabilities	1,474	1,775
Deferred tax liabilities	5,953	5,736
Other liabilities	898	981
Total Rail liabilities included in Liabilities of assets held-for-sale	$176,737	$170,491
The results of the former Harsco Rail Segment are presented as discontinued operations and, as such, have been excluded from both continuing operations and segment results for the three months ended March 31, 2022, and 2021. Certain key selected financial information included in Income (loss) from discontinued operations, net of tax for the former Harsco Rail Segment is as follows:

	Three Months Ended March 31
(In thousands)	2022	2021
Amounts directly attributable to the former Harsco Rail Segment:
Service revenues	$6,710	$10,109
Product revenues (a)	44,640	71,481
Cost of services sold	4,675	4,653
Cost of products sold	68,981	59,062
Income (loss) from discontinued businesses	(35,895)	5,155
Additional amounts allocated to the former Harsco Rail Segment:
Selling, general and administrative expenses (b)	$1,649	$—
(a) The decrease in product revenues for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021 is principally due to the liquidated damages and penalties on certain long-term contracts, as discussed below.
(b) The Company has allocated directly attributable transaction costs to discontinued operations.

The Company has retained corporate overhead expenses previously allocated to the former Harsco Rail Segment of $1.0 million for each of the three months ended March 31, 2022, and 2021 as part of Selling, general and administrative expenses on the Condensed Consolidated Statements of Operations.

The Company's former Harsco Rail Segment is currently manufacturing highly-engineered equipment under large long-term fixed-price contracts with the SBB, the infrastructure manager for most of the railway in the U.K. ("Network Rail"), and the national railway company in Germany ("Deutsche Bahn"). As disclosed previously, in the fourth quarter of 2021, the Company recognized an estimated forward loss provision of $33.4 million related to these contracts. In the first quarter of 2022, the Company encountered continued delays and additional costs in the build of the machines. For the Network Rail contracts, the Company encountered additional supply chain delays in the build of the initial machine, and there were further changes to the production schedule based on the manufacturing experience gained from assembling the first unit during the quarter which had a cascading effect on the delivery schedule of remaining machines. As a result, the Company recorded a $24.2 million forward estimated loss provision for additional estimated contractual liquidated damages. The Company continues to negotiate with Network Rail regarding a reduction to these liquidated damages, which could result in additional favorable or unfavorable adjustments in future periods. For the Deutsche Bahn contract, on March 8, 2022 a European-based supplier of critical components to the project indicated it would be significantly late on the delivery of these components to the project, which has the impact of delaying the overall delivery schedule for the project. As a result, the Company recorded an additional $7.4 million estimated forward loss provision due principally to the estimated contractual penalties that would be triggered by this delay. For the second SBB contract, the Company recorded an additional $3.5 million forward estimated loss provision due to additional supply chain delays and cost overruns. The estimated forward loss provision represents the Company's best estimate based on currently available information. It is possible that the Company's overall estimate of liquidated damages, penalties and costs to complete these contracts may change, which would result in an additional estimated forward loss provision at such time.

The first contract with SBB is complete, and the second contract is 79% complete as of March 31, 2022. The contracts with Network Rail and Deutsche Bahn are 45% and 22% complete, respectively, as of March 31, 2022.

The following is selected financial information included on the Condensed Consolidated Statements of Cash Flows attributable to the former Harsco Rail Segment:

	Three Months Ended March 31
(In thousands)	2022	2021
Non-cash operating items
Depreciation and amortization	$—	$1,296
Cash flows from investing activities
Purchases of property, plant and equipment	506	365

4.    Accounts Receivable and Note Receivable
Accounts receivable consist of the following:

(In thousands)	March 31 2022	December 31 2021
Trade accounts receivable	$392,198	$385,143
Less: Allowance for expected credit losses	(6,327)	(7,262)
Trade accounts receivable, net	$385,871	$377,881
Other receivables (a)	$26,128	$33,059
(a) Other receivables include employee receivables, insurance receivable, tax claims and refunds and other miscellaneous items not included in Trade accounts receivable, net.

The provision for expected credit losses related to trade accounts receivable was as follows:

	Three Months Ended
	March 31
(In thousands)	2022	2021
Provision for expected credit losses and doubtful accounts related to trade accounts receivable	$325	$654

At March 31, 2022, $6.5 million of the Company's trade accounts receivable were past due by twelve months or more, with $3.5 million of this amount reserved. Collection of the remaining balance is still ultimately expected.

In January 2020 the Company sold IKG for $85.0 million including cash and a note receivable, subject to post-closing adjustments. The note receivable from the buyer has a face value of $40.0 million, bearing interest at 2.50%, that is paid in kind and matures on January 31, 2027. Any unpaid principal, along with any accrued but unpaid interest is payable at maturity. Prepayment is required in case of a change in control or a percentage of excess cash flow, as defined in the note receivable agreement. Because there are no scheduled payments under the terms of the note receivable, the balance is not classified as current as of March 31, 2022 and is included in the caption Other assets on the Condensed Consolidated Balance Sheet. The initial fair value of the note receivable was $34.3 million which was calculated using an average of various discounted cash flow scenarios based on anticipated timing of repayments (Level 3) and was a non-cash transaction. The note receivable is subsequently measured at amortized cost. Key inputs into the valuation model include: projected timing and amount of cash flows, pro forma debt rating, option-adjusted spread and U.S. Treasury spot rate. At March 31, 2022 the amortized cost of the note receivable was $31.4 million, compared with a fair value of $31.8 million.

(In thousands)	March 31 2022	December 31 2021
Note receivable	$31,425	$31,025

5.    Inventories
Inventories consist of the following:

(In thousands)	March 31 2022	December 31 2021
Finished goods	$7,856	$8,323
Work-in-process	5,963	5,393
Raw materials and purchased parts	22,276	21,188
Stores and supplies	40,759	35,589
Total inventories	$76,854	$70,493

6.     Property, Plant and Equipment
Property, plant and equipment consist of the following:

(In thousands)	March 31 2022	December 31 2021
Land	$73,071	$73,067
Land improvements	16,934	16,970
Buildings and improvements	224,746	221,236
Machinery and equipment	1,532,183	1,507,214
Uncompleted construction	59,612	63,816
Gross property, plant and equipment	1,906,546	1,882,303
Less: Accumulated depreciation	(1,251,781)	(1,228,390)
Property, plant and equipment, net	$654,765	$653,913

In the third quarter of 2020, a customer of the Harsco Environmental Segment in China ceased steel making operations at its steel mill site in order to relocate the operations to a new site, as a result of a government mandate to improve environmental conditions of the area. The Company will continue to provide services to the same customer at the new site. The net book value of the idled equipment associated with the previous location is approximately $20 million. The customer has entered into an agreement with the government where it will receive compensation for the losses the customer has incurred as a result of the forced shutdown. The Company has continued discussions with the customer regarding compensation, which are expected to be protracted. While the customer has initially indicated that they will not provide compensation, the Company and the customer continue to discuss and the Company is evaluating its legal position. In addition, there may be other avenues of pursuing recovery, including seeking relief directly from the local government. At this point, considering the ongoing discussions with the customer, and other avenues, the Company believes it will recover the book value of the equipment and thus does not believe it has an asset impairment as of March 31, 2022. However, the Company will continue to evaluate changes in facts and circumstances and record any impairment charge when and if indicated.

7. Leases
The components of lease expense were as follows:

	Three Months Ended
	March 31
(In thousands)	2022	2021
Finance leases:
Amortization expense	$978	$475
Interest on lease liabilities	183	102
Operating leases	8,069	7,896
Variable and short-term lease expense	13,343	12,102
Sublease income	(2)	(49)
Total lease expense from continuing operations	$22,571	$20,526

As of March 31, 2022, the Company had additional operating leases for property and equipment that had not yet commenced with estimated operating lease obligations of approximately $16 million to be recognized upon anticipated lease commencement in the second and third quarters of 2022.

8.     Goodwill and Other Intangible Assets
The Company tests for goodwill impairment annually, or more frequently if indicators of impairment exist, or if a decision is made to dispose of a business.  The Company performs its annual goodwill impairment test as of October 1 and monitors for triggering events on an ongoing basis.  The Company determined that, as of March 31, 2022, no interim goodwill impairment testing was necessary.  However, a continued economic downturn, including continued cost inflation and labor shortages could impact the Company's future projected cash flows used to estimate fair value, and/or result in a sustained decrease in the Company's share price, which could result in an impairment charge in a future period.
Because of the lower-than-expected results for the Altek Group of the Harsco Environmental Segment for 2021 due to the timing of customer orders, the Company tested Altek's asset group's recoverability in the fourth quarter of 2021 and no impairment was recorded. The long-lived assets (other than goodwill) of the Altek Group within the Harsco Environmental Segment primarily consist of intangible assets which have a carrying value of approximately $36 million at March 31, 2022. The Company has not identified any triggering events for the Altek asset group in the first quarter of 2022. However, if actual results prove inconsistent with the Company’s assumptions and judgments of the projected cash flows, it could result in impairment of the Altek intangible assets in future periods.

9. Debt and Credit Agreements

On February 22, 2022, the Company amended its Senior Credit Facilities to reset the levels of the net debt to consolidated adjusted EBITDA ratio covenant. As a result of this amendment, the net debt to consolidated adjusted EBITDA ratio covenant was set at 5.75 for the quarter ending March 31, 2022, and then decreases quarterly by 0.25 until reaching 4.00 for the quarter ending December 31, 2023 and thereafter. In addition, upon closing on the divestiture of the former Harsco Rail Segment, the net debt to consolidated adjusted EBITDA ratio covenant will decrease by an additional 0.25, provided, however, it will not go below 4.00.

During the three months ended March 31, 2022 and 2021, the Company recognized total expenses of $0.5 million and $5.3 million, respectively, related to the amended Senior Secured Credit Facilities in the caption Unused debt commitment fees, amendment fees and loss on extinguishment of debt on the Condensed Consolidated Statements of Operations.
Long-term debt consists of the following:

(In thousands)	March 31 2022	December 31 2021
Senior Secured Credit Facilities:
New Term Loan	$496,250	$497,500
Revolving Credit Facility	434,000	362,000
5.75% Notes, due July 31, 2027	500,000	500,000
Other financing payable (including finance leases) in varying amounts	27,047	28,389
Total debt obligations	1,457,297	1,387,889
Less: deferred financing costs	(17,534)	(18,217)
Total debt obligations, net of deferred financing costs	1,439,763	1,369,672
Less: current maturities of long-term debt	(17,379)	(10,226)
Long-term debt	$1,422,384	$1,359,446

10.  Employee Benefit Plans

	Three Months Ended
	March 31
Defined Benefit Pension Plan Income	U.S. Plans		International Plans
(In thousands)	2022	2021	2022	2021
Service cost	$—	$—	$432	$462
Interest cost	1,429	1,203	4,394	3,177
Expected return on plan assets	(2,699)	(3,050)	(10,384)	(11,331)
Recognized prior service costs	—	—	120	127
Recognized losses	1,183	1,385	3,544	4,563
Defined benefit pension plan income	$(87)	$(462)	$(1,894)	$(3,002)

	Three Months Ended
Company Contributions	March 31
(In thousands)	2022	2021
Defined benefit pension plans (U.S.)	$446	$2,866
Defined benefit pension plans (International)	11,357	12,622
Multiemployer pension plans	457	440
Defined contribution pension plans	3,794	3,379
The Company's estimate of expected contributions to be paid during the remainder of 2022 for the U.S. and international defined benefit pension plans is $1.3 million and $12.6 million, respectively.

11.     Income Taxes

Income tax expense from continuing operations for the three months ended March 31, 2022 and March 31, 2021 was $1.2 million and $2.1 million, respectively. Income tax expense decreased in 2022 primarily due to change in geographic mix of income. The $1.2 million income tax expense on the $4.8 million pre-tax losses for the three months ended March 31, 2022 is due to pretax losses in various foreign jurisdictions where no tax benefit is recorded.

The reserve for uncertain tax positions at March 31, 2022 was $4.9 million, including interest and penalties.  Within the next twelve months, it is reasonably possible that $0.4 million unrecognized income tax benefits will be recognized upon settlement of tax examinations and the expiration of various statutes of limitations.

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

The following table summarizes information related to the location and undiscounted amount of the Company's environmental liabilities:

(In thousands)	March 31 2022	December 31 2021
Current portion of environmental liabilities (a)	$7,533	$7,338
Long-term environmental liabilities	27,565	28,435
Total environmental liabilities	$35,098	$35,773
(a)    The current portion of environmental liabilities is included in the caption Other current liabilities on the Condensed Consolidated Balance Sheets.

Legal Proceedings

In the ordinary course of business, the company is a defendant or party to various claims and lawsuits, including those discussed below.

On March 28, 2018, the United States Environmental Protection Agency (the “EPA”) conducted an inspection of ESOL’s off-site waste management facility in Detroit, MI. On November 23, 2021, the EPA proposed a civil penalty of $390,092 as part of a proposed Administrative Consent Order for alleged improper air emissions at the site. The allegations in the proposed Administrative Consent Order and civil penalty relate exclusively to the period prior the Company’s purchase of the ESOL business. The Company is vigorously contesting the allegations. While it is the Company's position that any loss related to this issue will be recoverable under indemnity rights under the ESOL purchase agreement and representations and warranties insurance policies purchased by the Company, there can be no assurance that the Company's position will ultimately prevail.

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

On June 25 and 26, 2018, the DTSC conducted a compliance enforcement inspection of ESOL’s facility in Rancho Cordova, California, which was then owned by Stericycle, Inc. On February 14, 2020, the DTSC filed an action in the Superior Court for the State of California, Sacramento Division, alleging violations of California’s Hazardous Waste Control Law and the facility’s hazardous waste permit arising from the inspection. On August 27, 2020 the DTSC issued a Notice of Denial of Hazardous Waste Facility Permit Application, denying the renewal of the facility's hazardous waste permit. On April 8, 2022, the DTSC denied the Company's appeal of the Notice of Denial. The Company has the ability to appeal this decision, and is currently reviewing the decision and its options. The Company has filed a Motion for a Temporary Restraining Order to stop the closure of the site pending its appeal of the DTSC's action. The DTSC investigation and compliance issues leading to the compliance tier assignment were ongoing well before the Company's acquisition of the ESOL business, and the Company was aware of the investigation and many of the issues raised in the investigation at the time of the purchase. Accordingly, the Company is indemnified for certain fines and other costs and expenses associated with this matter by Stericycle, Inc. As a result, the administrative appeal and public hearing process is led by Stericycle, Inc. The Company has not accrued any amounts in respect of these alleged violations and cannot estimate the reasonably possible loss or the range of reasonably possible losses that it may incur.

As previously disclosed, the Company has had ongoing meetings with the SCE over processing salt cakes, a processing byproduct, stored at the Al Hafeerah site. The Company’s Bahrain operations that produced the salt cakes has ceased operations. An Environmental Impact Assessment and Technical Feasibility Study for facilities to process the salt cakes was approved by the SCE during the first quarter of 2018. Commissioning of the facilities was completed during the third quarter of 2021 and the processing of the salt cakes has commenced. The current reserve of $6.9 million continues to represent the Company's best estimate of the ultimate costs to be incurred to resolve this matter. The Company continues to evaluate this reserve and any future change in estimated costs could be material to the Company’s results of operations in any one period.

On July 27, 2018 Brazil’s Federal and Rio de Janeiro State Public Prosecution Offices (MPF and MPE) filed a Civil Public Action against one of the Company's customers (CSN), the Company’s Brazilian subsidiary, the Municipality of Volta Redonda, Brazil, and the Instituto Estadual do Ambiente (local environmental protection agency) seeking the implementation of various measures to limit and reduce the accumulation of customer-owned slag at the site in Brazil. On August 6, 2018 the 3rd Federal Court in Volta Redonda granted the MPF and MPE an injunction against the same parties requiring, among other things, CSN and the Company’s Brazilian subsidiary to limit the volume of slag sent to the site. Because the customer owns the site and the slag located on the site, the Company believes that complying with this injunction is the steel producer’s responsibility.  On March 18, 2019 the Court issued an order fining the Company 5,000 Brazilian reais per day (or approximately $1 thousand per day) and CSN 20,000 Brazilian reais per day (or approximately $4 thousand per day) until the requirements of the injunction are met. On November 1, 2019 the Court issued an additional order increasing the fines assessed to the Company to 25,000 Brazilian reais per day (or approximately $5 thousand per day) and raising the fines assessed to CSN to 100,000 Brazilian reais per day (or approximately $21 thousand per day). The Court also assessed an additional fine of 10,000,000 Brazilian reais (or approximately $2 million) against CSN and the Company jointly. The Company is appealing the fines and the underlying injunction.  Both the Company and CSN continue to have discussions with the Prosecution Offices and governmental authorities on the injunction and the possible resolution of the underlying case. The Company does not believe that a loss relating to this matter is probable or estimable at this point.

On October 19, 2018 local environmental authorities issued an enforcement action against the Company concerning the Company’s operations at a customer site in Ijmuiden, Netherlands. The enforcement action alleged violations of the Company’s environmental permit at the site, which restricts the release of any visible dust emissions. On January 12, 2022, the Administrative Supreme Court upheld the Company’s challenge of these enforcement actions as they relate to the slag tipping area of the site. As a result, all fines asserted against the Company to date have been invalidated and all fines paid to date have been reimbursed. This order is not appealable. On or about October 14, 2021, the Company received a subpoena and two indictments on this matter before the Amsterdam District Court in the Netherlands. The Amsterdam Public Prosecutor’s Office issued the two indictments against the Company, alleging violations in connection with dust releases and/or events alleged to have occurred in 2018 through May 2020 at the site. The action cites provisions which permit fines for the alleged infractions and seeks EURO 100,000 in fines with a smaller amount held in abeyance. On February 25, 2022, the Amsterdam District Court ruled that the Company was liable for only one alleged violation and that this alleged violation was unintentional. The court issued a fine of €5,000, to be held in abeyance. Both the Company and the Public Prosecutor’s Office have appealed this ruling. On February 2, 2022, the prosecutor announced that they would further investigate residents’ claims related to this matter. The Company is vigorously contesting all allegations against it and is also working with its customer to ensure the control of emissions. The Company has contractual indemnity rights from its customer that it believes will substantially cover any fines or penalties.

On March 22, 2022, the U.S. EPA issued a Notice of Intent to File an Administrative Complaint (NOI) alleging violations of the federal Emergency Planning and Community Right-to-Know Act at the Company’s facilities in Tacoma, WA and Kent, WA. The NOI relates exclusively or almost exclusively to the period when Stericycle owned and operated the sites. The NOI proposes a penalty of $3,000,000. The Company is currently reviewing the veracity of the allegations and the corresponding proposed penalty amount. While it is the Company’s position that it has recourse for some or all liabilities, if any, that arise from this matter under the ESOL purchase agreement and representations and warranties insurance policies purchased by the Company, there can be no assurances that the Company’s position will ultimately prevail.

On March 21, 2022, the Company received a draft penalty matrix from the PA DEP concerning alleged reporting, monitoring and related issues at the Company’s Hatfield, PA site prior to the time the Company acquired the site from Stericycle. The draft penalty matrix proposes a penalty of $1,000,000. The Company is currently reviewing the veracity of the allegations. While it is the Company’s position that it has recourse for some or all liabilities, if any, that arise from this matter under the ESOL purchase agreement and representations and warranties insurance policies purchased by the Company, there can be no assurances that the Company’s position will ultimately prevail.

On November 5, 2020, a worker suffered a fatal injury at a site owned by the Company’s customer, Gerdau Ameristeel US, Inc., in Midlothian, TX. Although the Company was not directly involved in the accident, the worker was employed by a sub-contractor of a sub-contractor of the Company. The worker’s family filed suit in the 125th Judicial District Court of Harris County, TX against multiple parties including the Company. The Company is vigorously defending the lawsuit and has insurance coverage subject to a $5 million deductible. Although some loss is probable, it is the Company's position that it has indemnity rights that would offset at least a significant portion of any loss within this deductible; however, there can be no assurances that the Company's position will ultimately prevail.

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

In October 2009, the Company received notification of the SPRA’s final administrative decision regarding the levying of ICMS in the State of São Paulo in relation to services provided to a customer in the State between January 2004 and May 2005.  As of March 31, 2022 the principal amount of the tax assessment from the SPRA with regard to this case is approximately $1.3 million, with penalty, interest and fees assessed to date increasing such amount by an additional $18.1 million.  On June 4, 2018 the Appellate Court of the State of Sao Paulo ruled in favor of the SPRA but ruled that the assessed penalty should be reduced to approximately $1.3 million. After calculating the interest accrued on the penalty, the Company estimates that this ruling reduces the current overall potential liability for this case to approximately $7.7 million. All such amounts include the effect of foreign currency translation. The Company has appealed the ruling in favor of the SPRA to the Superior Court of Justice. Due to multiple court precedents in the Company’s favor, as well as the Company’s ability to appeal, the Company does not believe a loss is probable.
Another ICMS tax case involving the SPRA refers to the tax period from January 2002 to December 2003. In December 2018 the administrative tribunal hearing the case upheld the Company's liability. The Company has appealed to the judicial phase. The aggregate amount assessed by the tax authorities in August 2005 was $5.3 million (the amounts with regard to this claim are valued as of the date of the assessment since it has not yet reached the collection phase), composed of a principal amount of $1.3 million, with penalty and interest assessed through that date increasing such amount by an additional $4.0 million.  On December 6, 2018 the administrative tribunal reduced the applicable penalties to $0.9 million. After calculating the interest accrued on the current penalty, the Company estimates that the current overall liability for this case to be approximately $5.8 million. All such amounts include the effect of foreign currency translation. Due to multiple court precedents in the Company's favor, the Company does not believe a loss is probable.
The Company continues to believe that sufficient coverage for these claims exists as a result of the indemnification obligations of the Company's customer and such customer’s pledge of assets in connection with the October 2009 notice, as required by Brazilian law.
On December 30, 2020, the Company received an assessment from the municipal authority in Ipatinga, Brazil alleging $2.2 million in unpaid service taxes from the period 2015 to 2020. After calculating the interest and penalties accrued, the Company estimates that the current overall potential liability for this case to be approximately $3.7 million. On January 18, 2021, the Company filed a challenge to the assessment. Due to the multiple defenses that are available, the Company does not believe a loss is probable.
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

Brazilian Labor Disputes
The Company is subject to ongoing collective bargaining and individual labor claims in Brazil through the Harsco Environmental Segment which allege, among other things, the Company's failure to pay required amounts for overtime and vacation at certain sites. The Company is vigorously defending itself against these claims; however, litigation is inherently unpredictable, particularly in foreign jurisdictions. While the Company does not currently expect that the ultimate resolution of these claims will have a material adverse effect on the Company’s financial condition, results of operations or cash flows, it is not possible to predict the ultimate outcome of these labor-related disputes. As of March 31, 2022 and December 31, 2021 the Company has established reserves of $3.6 million and $3.2 million, respectively, on the Company's Condensed Consolidated Balance Sheets for amounts considered to be probable and estimable.

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
At March 31, 2022 there were approximately 17,220 pending asbestos personal injury actions filed against the Company.  Of those actions, approximately 16,590 were filed in the New York Supreme Court (New York County), approximately 120 were filed in other New York State Supreme Court Counties and approximately 510 were filed in courts located in other states.
The complaints in most of those actions generally follow a form that contains a standard damages demand of $20 million or $25 million, regardless of the individual plaintiff’s alleged medical condition, and without identifying any specific Company product.
At March 31, 2022 approximately 16,550 of the actions filed in New York Supreme Court (New York County) were on the Deferred/Inactive Docket created by the court in December 2002 for all pending and future asbestos actions filed by persons who cannot demonstrate that they have a malignant condition or discernible physical impairment. The remaining approximately 40 cases in New York County are pending on the Active or In Extremis Docket created for plaintiffs who can demonstrate a malignant condition or physical impairment.
The Company has liability insurance coverage under various primary and excess policies that the Company believes will be available, if necessary, to substantially cover any liability that might ultimately be incurred in the asbestos actions referred to above. The costs and expenses of the asbestos actions are being paid by the Company's insurers.
In view of the persistence of asbestos litigation in the U.S., the Company expects to continue to receive additional claims in the future. The Company intends to continue its practice of vigorously defending these claims and cases. At March 31, 2022 the Company has obtained dismissal in approximately 28,380 cases by stipulation or summary judgment prior to trial.
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
Insurance liabilities are recorded when it is probable that a liability has been incurred for a particular event and the amount of loss associated with the event can be reasonably estimated. Insurance reserves have been estimated based primarily upon actuarial calculations and reflect the undiscounted estimated liabilities for ultimate losses, including claims incurred but not reported. Inherent in these estimates are assumptions that are based on the Company's history of claims and losses, a detailed analysis of existing claims with respect to potential value, and current legal and legislative trends. If actual claims differ from those projected by management, changes (either increases or decreases) to insurance reserves may be required and would be recorded through income in the period the change was determined. When a recognized liability has been determined to be covered by third-party insurance, the Company records an insurance claim receivable to reflect the covered liability. Insurance claim receivables are included in Other receivables on the Company's Condensed Consolidated Balance Sheets. See Note 1, Summary of Significant Accounting Policies, to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 for additional information on Accrued insurance and loss reserves.

13.  Reconciliation of Basic and Diluted Shares

	Three Months Ended
	March 31
(In thousands, except per share amounts)	2022	2021
Income (loss) from continuing operations attributable to Harsco Corporation common stockholders	$(7,333)	$(1,565)
Weighted-average shares outstanding:
Weighted-average shares outstanding - basic	79,363	79,088
Dilutive effect of stock-based compensation	—	—
Weighted-average shares outstanding - diluted	79,363	79,088
Earnings (loss) from continuing operations per common share, attributable to Harsco Corporation common stockholders:
Basic	$(0.09)	$(0.02)
Diluted	$(0.09)	$(0.02)

The following average outstanding stock-based compensation units were not included in the computation of diluted earnings per share because the effect was either antidilutive or the market conditions for the performance share units were not met:

	Three Months Ended
	March 31
(In thousands)	2022	2021
Restricted stock units	825	705
Stock appreciation rights	2,653	2,575
Performance share units	1,226	1,013

14.   Derivative Instruments, Hedging Activities and Fair Value

Derivative Instruments and Hedging Activities
The Company uses derivative instruments, including foreign currency exchange forward contracts and interest rate swaps to manage certain foreign currency and interest rate exposures.  Derivative instruments are viewed as risk management tools by the Company and are not used for trading or speculative purposes. All derivative instruments are recorded on the Company's Condensed Consolidated Balance Sheets at fair value.  The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the earnings effect of the hedged forecasted transactions in a cash flow hedge. The Company may enter into derivative contracts that are intended to economically hedge certain of its risks, even though hedge accounting does not apply or the Company elects not to apply hedge accounting.

The Company primarily applies the market approach for recurring fair value measurements and endeavors to utilize the best available information.  Accordingly, the Company utilizes valuation techniques that maximize the use of observable inputs, such as forward rates, interest rates, the Company’s credit risk and counterparties’ credit risks, and which minimize the use of unobservable inputs.  The Company is able to classify fair value balances based on the ability to observe those inputs.  Foreign currency exchange forward contracts and interest rate swaps are based upon pricing models using market-based inputs (Level 2).  Model inputs can be verified and valuation techniques do not involve significant management judgment.

The fair value of outstanding derivative contracts recorded as assets and liabilities on the Company's Condensed Consolidated Balance Sheets was as follows:

(In thousands)	Balance Sheet Location	Fair Value of Derivatives Designated as Hedging Instruments	Fair Value of Derivatives Not Designated as Hedging Instruments	Total Fair Value
March 31, 2022
Asset derivatives (Level 2):
Foreign currency exchange forward contracts	Other current assets	$1,038	$3,235	$4,273
Total		$1,038	$3,235	$4,273

Liability derivatives (Level 2):
Foreign currency exchange forward contracts	Other current liabilities	$216	$1,957	$2,173
Interest rate swaps	Other current liabilities	2,203	—	2,203
Total		$2,419	$1,957	$4,376
December 31, 2021
Asset derivatives (Level 2):
Foreign currency exchange forward contracts	Other current assets	$719	$1,405	$2,124
Total		$719	$1,405	$2,124
Liability derivatives (Level 2):
Foreign currency exchange forward contracts	Other current liabilities	$560	$2,905	$3,465
Interest rate swaps	Other current liabilities	4,157	—	4,157
Total		$4,717	$2,905	$7,622

All of the Company's derivatives are recorded on the Condensed Consolidated Balance Sheets at gross amounts and not offset. All of the Company's interest rate swaps and certain foreign currency exchange forward contracts are transacted under ISDA documentation. Each ISDA master agreement permits the net settlement of amounts owed in the event of default. The Company's derivative assets and liabilities subject to enforceable master netting arrangements, if offset, would have resulted in a net liability of $0.3 million and $0.9 million at March 31, 2022 and December 31, 2021, respectively.
The effect of derivative instruments on the Company's Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Comprehensive Income (Loss) was as follows:
Derivatives Designated as Hedging Instruments

	Amount Recognized in OCI on Derivatives		Location of Amount Reclassified from AOCI into Income	Amount Reclassified from AOCI into Income - Effective Portion or Equity
	Three Months Ended			Three Months Ended
	March 31			March 31
(In thousands)	2022	2021		2022	2021
Foreign currency exchange forward contracts	$1,009	$(1)	Income (loss) from discontinued businesses	$(588)	$(50)
Interest rate swaps	—	19	Interest expense	1,050	865
	$1,009	$18		$462	$815

The location and amount of gain (loss) recognized on the Company's Condensed Consolidated Statements of Operations was as follows:

	Three Months Ended
	March 31
	2022		2021
(in thousands)	Interest Expense	Income From Discontinued Businesses	Interest Expense	Income From Discontinued Businesses
Total amounts of line items presented in the Condensed Consolidated Statement of Operations in which the effects of derivatives designated as hedging instruments are recorded	$(15,092)	$(32,506)	$(16,256)	$1,700
Interest rate swaps:
Gain or (loss) reclassified from AOCI into income	(1,050)	—	(865)	—
Amount recognized in earnings due to ineffectiveness	891	—	—	—
Foreign exchange contracts:
Gain or (loss) reclassified from AOCI into income	—	588	—	50
Amount excluded from effectiveness testing recognized in earnings based on changes in fair value	—	(41)	—	28
Amount excluded from the effectiveness testing recognized in earnings based on an amortization approach	—	(2)	—	1

Derivatives Not Designated as Hedging Instruments

	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives (a)
		Three Months Ended
		March 31
(In thousands)		2022	2021
Foreign currency exchange forward contracts	Cost of services and products sold	$3,838	$4,744
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
The recognized gains and losses offset amounts recognized in cost of services and products sold principally as a result of intercompany or third-party foreign currency exposures. At March 31, 2022 and December 31, 2021 the notional amounts of foreign currency exchange forward contracts were $404.0 million and $425.8 million, respectively. These contracts are primarily denominated in British Pound Sterling and Euros and mature through March 2023.
In addition to foreign currency exchange forward contracts, the Company designates certain loans as hedges of net investments in international subsidiaries.  The Company recorded pre-tax net losses of $0.6 million for the three months ended March 31, 2022, and pre-tax net gains of $3.3 million for the three months ended March 31, 2021 in AOCI.

Interest Rate Swaps
The Company uses interest rate swaps in conjunction with certain variable rate debt issuances in order to secure a fixed interest rate.  Changes in the fair value attributed to the effect of the swaps’ interest spread and changes in the credit worthiness of the counter-parties are recorded in AOCI.

At March 31, 2022, the Company has entered into a series of interest rate swaps that are in effect through 2022 and have the effect of converting $200.0 million of the Term Loan Facility from floating-rate to fixed-rate.  The fixed rates provided by the swaps replace the adjusted LIBOR rate in the interest calculation to 3.12% for 2022. In the fourth quarter of 2021, the interest rate swaps were deemed ineffective and thus the subsequent changes in fair value were recorded in earnings in the current period.

Fair Value of Other Financial Instruments
The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and short-term borrowings approximate fair value due to the short-term maturities of these assets and liabilities.  At March 31, 2022 and December 31, 2021 the total fair value of long-term debt (excluding deferred financing costs), including current maturities, was $1,423.7 million and $1,394.2 million, respectively, compared with a carrying value of $1,457.3 million and $1,387.9 million, respectively.  Fair values for debt are based on pricing models using market-based inputs (Level 2) for similar issues or on the current rates offered to the Company for debt of the same remaining maturities.

15. Review of Operations by Segment

	Three Months Ended
	March 31
(In thousands)	2022	2021
Revenues From Continuing Operations
Harsco Environmental	$262,051	$257,986
Harsco Clean Earth	190,746	189,279
Total Revenues From Continuing Operations	$452,797	$447,265
Operating Income (Loss) From Continuing Operations
Harsco Environmental	$18,267	$25,935
Harsco Clean Earth	(1,297)	3,178
Corporate	(9,222)	(9,995)
Total Operating Income From Continuing Operations	$7,748	$19,118
Depreciation
Harsco Environmental	$28,072	$25,717
Harsco Clean Earth	5,101	5,337
Corporate	431	483
Total Depreciation	$33,604	$31,537
Amortization
Harsco Environmental	$1,828	$2,048
Harsco Clean Earth	6,075	6,083
Corporate (a)	683	751
Total Amortization	$8,586	$8,882
Capital Expenditures
Harsco Environmental	$24,790	$24,419
Harsco Clean Earth	6,696	2,530
Corporate	966	68
Total Capital Expenditures	$32,452	$27,017
(a)     Amortization expense on Corporate relates to the amortization of deferred financing costs.

Reconciliation of Segment Operating Income to Income (Loss) From Continuing Operations Before Income Taxes and Equity Income

	Three Months Ended
	March 31
(In thousands)	2022	2021
Segment operating income	$16,970	$29,113
General Corporate expense	(9,222)	(9,995)
Operating income from continuing operations	7,748	19,118
Interest income	644	547
Interest expense	(15,092)	(16,256)
Unused debt commitment fees, amendment fees and loss on extinguishment of debt	(532)	(5,258)
Defined benefit pension income	2,410	3,934
Income (loss) from continuing operations before income taxes and equity income	$(4,822)	$2,085

16. Revenue Recognition

The Company recognizes revenues to depict the transfer of promised services and products to customers in an amount that reflects the consideration the Company expects to receive in exchange for those services or products. Service revenues include the Harsco Clean Earth Segment revenue and the service components of the Harsco Environmental Segment. Product revenues include portions of the Harsco Environmental Segment.

A summary of the Company's revenues by primary geographical markets as well as by key product and service groups is as follows:

	Three Months Ended
	March 31, 2022
(In thousands)	Harsco Environmental Segment	Harsco Clean Earth Segment	Consolidated Totals
Primary Geographical Markets (a):
North America	$71,079	$190,746	$261,825
Western Europe	102,079	—	102,079
Latin America (b)	35,805	—	35,805
Asia-Pacific	28,068	—	28,068
Middle East and Africa	19,886	—	19,886
Eastern Europe	5,134	—	5,134
Total Revenues	$262,051	$190,746	$452,797
Key Product and Service Groups:
Environmental services related to resource recovery for metals manufacturing and related logistical services	$227,689	$—	$227,689
Ecoproducts	31,965	—	31,965
Environmental systems for aluminum dross and scrap processing	2,397	—	2,397
Waste processing, recycling, reuse and transportation solutions	—	190,746	190,746
Total Revenues	$262,051	$190,746	$452,797

	Three Months Ended
	March 31, 2021
(In thousands)	Harsco Environmental Segment	Harsco Clean Earth Segment	Consolidated Totals
Primary Geographical Markets (a):
North America	$67,181	$189,279	$256,460
Western Europe	112,171	—	112,171
Latin America (b)	30,653	—	30,653
Asia-Pacific	23,370	—	23,370
Middle East and Africa	20,121	—	20,121

	Three Months Ended
	March 31, 2021
(In thousands)	Harsco Environmental Segment	Harsco Clean Earth Segment	Consolidated Totals
Eastern Europe	4,490	—	4,490
Total Revenues	$257,986	$189,279	$447,265
Key Product and Service Groups:
Environmental services related to resource recovery for metals manufacturing and related logistical services	$225,060	$—	$225,060
Ecoproducts	29,785	—	29,785
Environmental systems for aluminum dross and scrap processing	3,141	—	3,141
Waste processing, recycling, reuse and transportation solutions	—	189,279	189,279
Total Revenues	$257,986	$189,279	$447,265
(a)     Revenues are attributed to individual countries based on the location of the facility generating the revenue.
(b)     Includes Mexico.

The Company may receive payments in advance of earning revenue (advances on contracts), which is included in Other current liabilities and Other liabilities on the Condensed Consolidated Balance Sheets. The Company may recognize revenue in advance of being able to contractually invoice the customer (contract assets), which is included in Other current assets on the Condensed Consolidated Balance Sheets. Contract assets are transferred to Trade accounts receivable, net, when the right to payment becomes unconditional. Contract assets and advances on contracts are reported as a net position, on a contract-by-contract basis, at the end of each reporting period.

The Company had contract assets totaling $3.7 million and $3.1 million at March 31, 2022 and December 31, 2021, respectively. The increase is due principally to additional contract assets recognized in excess of the transfer of contract assets to accounts receivable. The Company had advances on contracts totaling $4.0 million and $4.1 million at March 31, 2022 and December 31, 2021, respectively. During the three months ended March 31, 2022, the Company recognized approximately $3 million of revenue related to amounts previously included in advances on contracts. During the three months ended March 31, 2021, the Company recognized approximately $2 million of revenue related to amounts previously included in advances on contracts.
At March 31, 2022 the Harsco Environmental Segment had remaining, fixed, unsatisfied performance obligations where the expected contract duration exceeds one year totaling $78.7 million. Of this amount, $20.6 million is expected to be fulfilled by March 31, 2023, $19.5 million by March 31, 2024, $18.7 million by March 31, 2025, $13.1 million by March 31, 2026 and the remainder thereafter. These amounts exclude any variable fees, fixed fees subject to indexation and any performance obligations expected to be satisfied within one year.
17.   Other (Income) Expenses, Net

The major components of this Condensed Consolidated Statements of Operations caption were as follows:

	Three Months Ended
	March 31
(In thousands)	2022	2021
Employee termination benefit costs	$(308)	$510
Other costs to exit activities	581	238
Impaired asset write-downs	59	22
Net gains	(1,812)	(1,693)
Other	301	(68)
Other (income) expenses, net	$(1,179)	$(991)

18. Components of Accumulated Other Comprehensive Loss
AOCI is included on the Condensed Consolidated Statements of Stockholders' Equity. The components of AOCI, net of the effect of income taxes, and activity for the three months ended March 31, 2021 and 2022 was as follows:

	Components of AOCI, Net of Tax
(In thousands)	Cumulative Foreign Exchange Translation Adjustments		Effective Portion of Derivatives Designated as Hedging Instruments		Cumulative Unrecognized Actuarial Losses on Pension Obligations		Unrealized Gain (Loss) on Marketable Securities	Total
Balance at December 31, 2020	$(125,392)		$(5,840)		$(514,500)		$(9)	$(645,741)
OCI before reclassifications	(3,296)	(a)	119	(b)	(1,897)	(a)	17	(5,057)
Amounts reclassified from AOCI, net of tax	—		570		5,716		—	6,286
Total OCI	(3,296)		689		3,819		17	1,229
OCI attributable to noncontrolling interests	1,066		—		—		—	1,066
OCI attributable to Harsco Corporation	(2,230)		689		3,819		17	2,295
Balance at March 31, 2021	$(127,622)		$(5,151)		$(510,681)		$8	$(643,446)

	Components of AOCI, Net of Tax
(In thousands)	Cumulative Foreign Exchange Translation Adjustments		Effective Portion of Derivatives Designated as Hedging Instruments		Cumulative Unrecognized Actuarial Losses on Pension Obligations		Unrealized Gain (Loss) on Marketable Securities	Total
Balance at December 31, 2021	$(134,889)		$(3,024)		$(422,248)		$22	$(560,139)
OCI before reclassifications	(2,847)	(a)	802	(b)	9,184	(a)	(3)	7,136
Amounts reclassified from AOCI, net of tax			338		4,534			4,872
Total OCI	(2,847)		1,140		13,718		(3)	12,008
OCI attributable to noncontrolling interests	482							482
OCI attributable to Harsco Corporation	(2,365)		1,140		13,718		(3)	12,490
Balance at March 31, 2022	$(137,254)		$(1,884)		$(408,530)		$19	$(547,649)
(a)    Principally foreign currency fluctuation.
(b)     Net change from periodic revaluations.

Amounts reclassified from AOCI were as follows:

(In thousands)	Three Months Ended		Location on the Condensed Consolidated Statements of Operations
	March 31
	2022	2021
Amortization of cash flow hedging instruments:
Foreign currency exchange forward contracts	$(588)	$(50)	Discontinued Operations
Interest rate swaps	1,050	865	Interest expense
Total before taxes	462	815
Income taxes	(124)	(245)
Total reclassification of cash flow hedging instruments, net of tax	$338	$570

Amortization of defined benefit pension items (c):
Actuarial losses	$4,727	$5,948	Defined benefit pension income
Prior service costs	120	127	Defined benefit pension income
Total before taxes	4,847	6,075
Income taxes	(313)	(359)
Total reclassification of defined benefit pension items, net of tax	$4,534	$5,716
(c)    These AOCI components are included in the computation of net periodic pension costs. See Note 10, Employee Benefit Plans, for additional details.

ITEM 2.                 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements as well as the audited consolidated financial statements of the Company, including the notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 which includes additional information about the Company’s critical accounting policies, contractual obligations, practices and the transactions that support the financial results, and provides a more comprehensive summary of the Company’s outlook, trends and strategies for 2022 and beyond.
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
Factors that could cause actual results to differ, perhaps materially, from those implied by forward-looking statements include, but are not limited to: (1) changes in the worldwide business environment in which the Company operates, including changes in general economic conditions or changes due to COVID-19 and governmental and market reactions to COVID-19; (2) changes in currency exchange rates, interest rates, commodity and fuel costs and capital costs; (3) changes in the performance of equity and bond markets that could affect, among other things, the valuation of the assets in the Company's pension plans and the accounting for pension assets, liabilities and expenses; (4) changes in governmental laws and regulations, including environmental, occupational health and safety, tax and import tariff standards and amounts; (5) market and competitive changes, including pricing pressures, market demand and acceptance for new products, services and technologies; (6) the Company's inability or failure to protect its intellectual property rights from infringement in one or more of the many countries in which the Company operates; (7) failure to effectively prevent, detect or recover from breaches in the Company's cybersecurity infrastructure; (8) unforeseen business disruptions in one or more of the many countries in which the Company operates due to political instability, civil disobedience, armed hostilities, public health issues or other calamities; (9) disruptions associated with labor disputes and increased operating costs associated with union organization; (10) the seasonal nature of the Company's business; (11) the Company's ability to successfully enter into new contracts and complete new acquisitions or strategic ventures in the time-frame contemplated, or at all; (12) the Company's ability to negotiate, complete, and integrate strategic transactions; (13) failure to conduct and complete a satisfactory process for the divestiture of the Rail division, as announced on November 2, 2021; (14) potential severe volatility in the capital or commodity markets; (15) failure to retain key management and employees; (16) the outcome of any disputes with customers, contractors and subcontractors; (17) the financial condition of the Company's customers, including the ability of customers (especially those that may be highly leveraged, have inadequate liquidity or whose business is significantly impacted by COVID-19) to maintain their credit availability; (18) implementation of environmental remediation matters; (19) risk and uncertainty associated with intangible assets and (20) other risk factors listed from time to time in the Company's SEC reports. A further discussion of these, along with other potential risk factors, can be found in Part II, Item 1A, "Risk Factors," below, as well as Part I, Item 1A, "Risk Factors," of the Company's Annual Report on Form 10-K for the year ended December 31, 2021. The Company cautions that these factors may not be exhaustive and that many of these factors are beyond the Company's ability to control or predict. Accordingly, forward-looking statements should not be relied upon as a prediction of actual results. The Company undertakes no duty to update forward-looking statements except as may be required by law.

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

The Company maintains a positive outlook across all businesses supported by favorable underlying growth characteristics in its businesses and investments by the Company to further supplement growth. Please refer to Part I, Item 1A, "Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2021 for additional information related to the potential impacts of COVID-19 on the Company.

The Company expects growth in both of our reporting segments for 2022:
•Harsco Environmental results are expected to increase in 2022 due to higher environmental services demand supported by higher steel production and growth in ecoproducts. The global steel market is in the process of rebalancing because of the Russia-Ukraine conflict, however the impacts on the Company are currently anticipated to be limited. Over the longer-term the Company expects that the Harsco Environmental Segment's growth will be driven by economic growth that supports higher global steel consumption as well as investments and innovation that support the environmental solutions needs of customers.
•Although the Harsco Clean Earth Segment expects organic growth within its hazardous waste processing business as well as the continuous improvement benefits and integration efforts in 2022; these will be partially offset by the current challenges related to labor availability and higher costs including transportation and containers. Beyond 2022, the Company expects this segment to benefit from positive underlying market trends, further growth opportunities and operational synergy opportunities as well as from the less cyclical and recurring nature of this business. These dynamics are expected to provide favorable returns on the Company's investments over time.

Results of Operations

Segment Results

	Three Months Ended
	March 31
(In millions, except percentages)	2022	2021
Revenues:
Harsco Environmental	$262.1	$258.0
Harsco Clean Earth	190.7	189.3
Total Revenues	$452.8	$447.3
Operating Income (Loss):
Harsco Environmental	$18.3	$25.9
Harsco Clean Earth	(1.3)	3.2
Corporate	(9.2)	(10.0)
Total Operating Income	$7.7	$19.1
Operating Margins:
Harsco Environmental	7.0%	10.1%
Harsco Clean Earth	(0.7)%	1.7%
Consolidated Operating Margin	1.7%	4.3%

Harsco Environmental Segment:

March 31, 2022
Significant Effects on Revenues (In millions)	Three Months Ended
Revenues — 2021	$258.0
Net effects of price/volume changes, primarily attributable to volume changes	18.7
Impact of foreign currency translation	(7.1)
Net impact of new and lost contracts	(6.8)
Other	(0.7)
Revenues — 2022	$262.1

The following factors contributed to the changes in operating income during the three months ended March 31, 2022.

Factors Positively Affecting Operating Income:
•Operating income was positively affected by improved net overall services volumes for customers under environmental services contracts for the first quarter ended March 31, 2022.
•Improved profitability at certain commodity-price linked sites due to higher nickel and scrap prices compared to prior year.

Factors Negatively Impacting Operating Income:
•Impact of cost increases relating to raw materials, labor, equipment rental, maintenance and fuel due to inflation.
•Less favorable mix of services.
•Lower recovery of Brazil sales and use tax expense of $1.0 million in the first quarter ended March 31, 2022 as compared to the first quarter ended March 31, 2021.
•Foreign currency translation did not significantly impact operating income in the first quarter ended March 31, 2022.

Harsco Clean Earth Segment:

March 31, 2022
Significant Effects on Revenues (In millions)	Three Months Ended
Revenues—2021	$189.3
Net effects of price/volume changes	1.5
Other	(0.1)
Revenues—2022	$190.7

The following factors contributed to the changes in operating income (loss) during the three months ended March 31, 2022.

Factors Positively Affecting Operating Income:
•Favorable pricing and volume for the hazardous waste business during the three months ended March 31, 2022.

Factors Negatively Impacting Operating Income:
•Impact of cost inflation, principally transportation and container costs.
•Material processing constraints due to driver shortages and end-disposal availability.
•Impact of moderately lower soil and dredged material volume and unfavorable mix.

Consolidated Results

	March 31
	Three Months Ended
(In millions, except per share amounts)	2022	2021
Total revenues	$452.8	$447.3
Cost of services and products sold	377.0	357.4
Selling, general and administrative expenses	69.2	71.6
Research and development expenses	0.1	0.2
Other (income) expenses, net	(1.2)	(1.0)
Operating income from continuing operations	7.7	19.1
Interest income	0.6	0.5
Interest expense	(15.1)	(16.3)
Unused debt commitment fees, amendment fees and loss on extinguishment of debt	(0.5)	(5.3)
Defined benefit pension income	2.4	3.9
Income tax benefit (expense) from continuing operations	(1.2)	(2.1)
Equity income (loss) of unconsolidated entities, net	(0.1)	(0.1)
Income (loss) from continuing operations	(6.2)	(0.1)
Income (loss) from discontinued businesses	(39.1)	3.4
Income tax benefit (expense) related to discontinued operations	6.6	(1.7)
Income (loss) from discontinued operations, net of tax	(32.5)	1.7
Net income (loss)	(38.7)	1.6
Total other comprehensive income (loss)	12.0	1.2
Total comprehensive income (loss)	(26.7)	2.8
Diluted earnings (loss) per common share from continuing operations attributable to Harsco Corporation common stockholders	(0.09)	(0.02)
Effective income tax rate for continuing operations	(25.3)%	100.8%

Comparative Analysis of Consolidated Results

Revenues
Revenues for the first quarter of 2022 increased $5.5 million or 1.2% from the first quarter of 2021. Foreign currency translation decreased revenues by $7.1 million for the first quarter ended March 31, 2022, compared with the same period in the prior year. Refer to the discussion of segment results above for information pertaining to factors positively affecting and negatively impacting revenues.

Cost of Services and Products Sold
Cost of services and products sold for the first quarter of 2022 increased $19.7 million or 5.5% from the first quarter of 2021. The changes in cost of services and products sold were attributable to the following significant items:

March 31, 2022
(In millions)	Three Months Ended
Change in costs due to changes in revenues volume	$9.0
Change in revenue mix and changes in prices, including materials, labor, fuel, transportation and maintenance	14.0
Impact of foreign currency translation	(6.5)
Other	3.2
Total change in cost of services and products sold — 2022 vs. 2021	$19.7

Selling, General and Administrative Expenses
Selling, general and administrative expenses for the first quarter of 2022 decreased $2.5 million or 3.4% from the first quarter of 2021. The decrease for the first quarter of 2022 is due principally to cost management initiatives in the Clean Earth Segment and Corporate.

Other (Income) Expenses, Net
The major components of this Condensed Consolidated Statements of Operations caption are as follows:

	Three Months Ended
	March 31
(In thousands)	2022	2021
Employee termination benefit costs	$(308)	$510
Other costs to exit activities	581	238
Impaired asset write-downs	59	22
Net gains	(1,812)	(1,693)
Other	301	(68)
Other (income) expenses, net	$(1,179)	$(991)

Interest Expense
Interest expense during the first quarter of 2022 decreased by $1.2 million compared with the first quarter of 2021. The decrease in the first quarter of 2022 primarily relates to lower weighted average interest rates offset by higher outstanding borrowings.
Unused Debt Commitment Fees, Amendment Fees and Loss on Extinguishment of Debt
During the first quarter 2022 the Company recognized $0.5 million of fees and other costs primarily related to the amended Senior Secured Credit Facilities.

During the first quarter of 2021, the Company recognized $5.3 million of fees and other costs primarily related to the amended Senior Secured Credit Facilities.

Defined Benefit Pension Income
Defined benefit pension income for the first quarter of 2022 was $2.4 million, compared with defined benefit pension income of $3.9 million for the first quarter of 2021. The decrease is primarily the result of a lower assumed rate of return on plan assets at December 31, 2021.

Income Tax Expense
Income tax expense from continuing operations for the first three months of 2022 and 2021 was $1.2 million and $2.1 million, respectively. Income tax expense decreased in 2022 as a result of lower taxable income, primarily due to change in geographic mix of income. The $1.2 million income tax expense on the $4.8 million pre-tax losses for the three months ended March 31, 2022 is due to pretax losses in various foreign jurisdictions where no tax benefit is recorded.

Income (Loss) from Continuing Operations
Loss from continuing operations was $(6.2) million for the first quarter of 2022, compared with Loss from continuing operations of $(0.1) million for the first quarter of 2021. The primary drivers for these increases are noted above.

Income (Loss) from Discontinued Operations
The operating results of the former Harsco Rail Segment and costs directly attributable to the sale of the business, have been reflected as discontinued operations in the Company's Condensed Consolidated Statement of Operations for all periods presented. In addition, this caption includes costs directly attributable to retained contingent liabilities of other previously disposed businesses. The primary driver for the loss in the first quarter of 2022 is the recognition of additional forward estimated loss provisions of $35.1 million for certain contracts in the Rail business. It is possible that the Company's overall estimate of liquidated damages, penalties and costs to complete these contracts may increase, which would result in an additional estimated forward loss provision at such time. See Note 3, Dispositions, in Part I, Item 1, Financial Statements.

Total Other Comprehensive Income (Loss)
Total other comprehensive income was $12.0 million in the first quarter of 2022, respectively, compared with Total other comprehensive income of $1.2 million in the first quarter of 2021. The primary driver of this change is the fluctuation of the U.S. dollar against certain currencies inclusive of the impact of foreign currency translation of cumulative unrecognized actuarial losses on the Company’s pension obligations.

Liquidity and Capital Resources
Cash Flow Summary
The Company currently expects to have sufficient financial liquidity and borrowing capacity to support the strategies within each of its businesses. The Company currently expects operational and business needs to be met by cash provided by operations supplemented with borrowings from time to time, principally under the Senior Secured Credit Facilities. The Company supplements the cash provided by operations with borrowings from time to time due to historical patterns of seasonal cash flow and the funding of various projects. The Company regularly assesses capital needs in the context of operational trends and strategic initiatives.

The Company’s cash flows from operating, investing and financing activities, as reflected on the Condensed Consolidated Statements of Cash Flows, are summarized in the following table:

	Three Months Ended
	March 31
(In millions)	2022	2021
Net cash provided (used) by:
Operating activities	$(34.3)	$(23.2)
Investing activities	(26.9)	(25.0)
Financing activities	63.2	51.5
Effect of exchange rate changes on cash and cash equivalents, including restricted cash	0.5	(0.7)
Net change in cash and cash equivalents, including restricted cash	$2.4	$2.7
Net cash used by operating activities — Net cash used by operating activities in the first three months of 2022 was $34.3 million, a decrease in cash flows of $11.1 million from the first three months of 2021.  The primary driver for this decrease was lower cash net income partially offset by a favorable change in working capital. The primary drivers of the favorable change in working capital included a decrease in contract assets in the Rail business and the timing of accounts payable in all segments, including the Rail business and Corporate.

Net cash used by investing activities — Net cash used by investing activities in the first three months of 2022 was $26.9 million, a decrease in cash flows of $1.9 million from the cash used in the first three months of 2021.  The decrease reflects an increase in capital expenditures partially offset by an increase in the proceeds from sales of assets and more favorable settlements for hedging transactions.

Net cash provided by financing activities — Net cash provided by financing activities in the first three months of 2022 was $63.2 million, an increase of $11.7 million from the first three months of 2021.  The increase was primarily due to higher net cash borrowings of $10.6 million in the first three months of 2022 resulting primarily from the decrease in cash flows from operating activities.

Sources and Uses of Cash
The Company’s principal sources of liquidity are cash provided by operations on an annual basis and borrowings under the Senior Secured Credit Facilities, augmented by cash proceeds from asset sales. In addition, the Company has other bank credit facilities available throughout the world.  The Company expects to continue to utilize all of these sources to meet future cash requirements for operations and growth initiatives.

Summary of Senior Secured Credit Facilities and Notes: (In millions)	March 31 2022	December 31 2021
By type:
New Term Loan	$496.3	$497.5
Revolving Credit Facility	434.0	362.0
5.75% Notes	500.0	500.0
Total	$1,430.3	$1,359.5
By classification:
Current	$5.0	$5.0
Long-term	1,425.3	1,354.5
Total	$1,430.3	$1,359.5

	March 31, 2022
(In millions)	Facility Limit	Outstanding Balance	Outstanding Letters of Credit	Available Credit
Revolving credit facility (a U.S.-based program)	$700.0	$434.0	$29.8	$236.2

Debt Covenants
The Senior Secured Credit Facilities contain a consolidated net debt to consolidated adjusted EBITDA ratio covenant, which is not to exceed 5.75 for the quarter ending March 31, 2022 and then decreasing quarterly until reaching 4.00 on December 31, 2023, and a minimum consolidated adjusted EBITDA to consolidated interest charges ratio covenant, which is not to be less than 3.0.  At March 31, 2022 the Company was in compliance with these covenants, as the total net debt to adjusted EBITDA ratio (as defined in the Credit Agreement) was 5.1 and total interest coverage ratio was 4.2. Based on balances and covenants in effect at March 31, 2022 the Company could increase net debt by $172.9 million and remain in compliance with these debt covenants. Alternatively, adjusted EBITDA could decrease by $30.1 million, and the Company would remain in compliance with these covenants. The Company believes it will continue to maintain compliance with these covenants based on its current outlook.  However, the Company’s estimates of compliance with these covenants could change in the future with a deterioration in economic conditions.

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

At March 31, 2022 the Company's consolidated cash and cash equivalents included $83.4 million held by non-U.S. subsidiaries. At March 31, 2022 approximately 5% of the Company's consolidated cash and cash equivalents had regulatory restrictions that would preclude the transfer of funds with and among subsidiaries. Non-U.S. subsidiaries also held $28.0 million of cash and cash equivalents in consolidated strategic ventures. The strategic venture agreements may require strategic venture partner approval to transfer funds with and among subsidiaries. While the Company's remaining non-U.S. cash and cash equivalents can be transferred with and among subsidiaries, the majority of these non-U.S. cash balances will be used to support the ongoing working capital needs and continued growth of the Company's non-U.S. operations.

Recently Adopted and Recently Issued Accounting Standards

Information on recently adopted and recently issued accounting standards is included in Note 2, Recently Adopted and Recently Issued Accounting Standards, in Part I, Item 1, Financial Statements.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risks have not changed significantly from those disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

ITEM 4.        CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of March 31, 2022, an evaluation was performed, under the supervision and with the participation of the Company’s management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a – 15 under the Securities and Exchange Act of 1934, as amended. Based upon that evaluation, such officers concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities and Exchange Act of 1934, as amended (1) is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and (2) is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

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

PART II — OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS
Information on legal proceedings is included in Note 12, Commitments and Contingencies, in Part I, Item 1, Financial Statements.

ITEM 1A.     RISK FACTORS
The Company's risk factors as of March 31, 2022 have not changed materially from those described in Part 1, Item 1A, "Risk Factors" of the Company's Annual Report on Form 10-K for the year ended December 31, 2021.

ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 6.        EXHIBITS

The following exhibits are included as part of this report by reference:

Exhibit Number	Description
10.1	Form of RSU Award Agreement (for awards granted on or after March 1, 2022)
10.2	Form of PSU Award Agreement (for awards granted on or after March 1, 2022)
10.3	Form of SAR Award Agreement (for awards granted on or after March 1, 2022)
10.4
Amendment No. 9 to Third Amended and Restated Credit Agreement dated February 22, 2022, among Harsco Corporation, the subsidiaries of the Company party there to, Citibank, N.A., as administrator agent and collateral agent, and the lenders party there to (incorporated by reference to Exhibit 10(a)(xv) to the Company's Annual Report of Form 10-K for the year ended December 31, 2021. Commission file Number 001-03970).

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

HARSCO CORPORATION
(Registrant)

DATE	May 3, 2022	/s/ ANSHOOMAN AGA
Anshooman Aga
Senior Vice President and Chief Financial Officer
(On behalf of the registrant and as Principal Financial Officer)

DATE	May 3, 2022	/s/ SAMUEL C. FENICE
Samuel C. Fenice
Vice President and Corporate Controller
(Principal Accounting Officer)