Form 10-Q
period 2022-06-30
HARSCO CORP
filed 2022-08-05
CIK 45876

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2022
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐  NO ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at July 29, 2022
Common stock, par value $1.25 per share	79,431,694

HARSCO CORPORATION
FORM 10-Q

Glossary of Defined Terms

Unless the context requires otherwise, "Harsco," the "Company," "we," "our," or "us" refers to Harsco Corporation on a consolidated basis. The Company also uses several other terms in this Quarterly Report on Form 10-Q, which are further defined below:

Term	Description
AOCI	Accumulated Other Comprehensive Income (Loss)
CERCLA	Comprehensive Environmental Response, Compensation, and Liability Act of 1980
COVID-19	The COVID-19 coronavirus pandemic
Credit Agreement	Credit Agreement governing the Senior Secured Credit Facilities
DEA	United States Drug Enforcement Agency
Deutsche Bahn	National railway company in Germany
DTSC	California Department of Toxic Substances Control
EBITDA	Earnings before interest, tax, depreciation and amortization
ESOL	Stericycle Environmental Solutions business
FASB	Financial Accounting Standards Board
IBORs	Interbank offered rates
ICMS	Type of value-added tax in Brazil
IKG	The former Harsco Industrial IKG business
ISDA	International Swaps and Derivatives Association
LIBOR	London Interbank Offered Rates
Network Rail	Infrastructure manager for most of the railway in the U.K.
New Term Loan	$500 million term loan raised in March 2021 under the Senior Secured Credit Facilities, maturing on March 10, 2028
OCI	Other Comprehensive Income (Loss)
PA DEP	Pennsylvania Department of Environmental Protection
Revolving Credit Facility	Multi-year revolving credit facility under the Senior Secured Credit Facility, with a facility limit of $700 million
ROU	Right of use
SBB	Federal railway system of Switzerland
SCE	Supreme Council for Environment in Bahrain
SEC	Securities and Exchange Commission
Senior Notes	5.75% Notes due July 31, 2027
Senior Secured Credit Facilities	Primary source of borrowings comprised of the Revolving Credit Facility and the New Term Loan
SPRA	State Revenue Authorities from the State of São Paulo, Brazil
TSDF	Treatment, storage, and disposal facility permits issued under the Resource Conservation and Recovery Act
U.S. GAAP	Accounting principles generally accepted in the U.S.

PART I — FINANCIAL INFORMATION
ITEM 1.      FINANCIAL STATEMENTS

HARSCO CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands)	June 30 2022	December 31 2021
ASSETS
Current assets:
Cash and cash equivalents	$96,782	$82,908
Restricted cash	4,025	4,220
Trade accounts receivable, net	267,747	377,881
Other receivables	28,174	33,059
Inventories	80,999	70,493
Prepaid expenses	21,906	31,065
Current portion of assets held-for-sale	263,913	265,413
Other current assets	26,508	9,934
Total current assets	790,054	874,973
Property, plant and equipment, net	637,480	653,913
Right-of-use assets, net	104,212	101,576
Goodwill	759,439	883,109
Intangible assets, net	382,741	402,801
Deferred income tax assets	16,551	17,883
Assets held-for-sale	65,079	71,234
Other assets	43,403	48,419
Total assets	$2,798,959	$3,053,908
LIABILITIES
Current liabilities:
Short-term borrowings	$2,196	$7,748
Current maturities of long-term debt	17,952	10,226
Accounts payable	213,037	186,126
Accrued compensation	40,744	48,165
Current portion of operating lease liabilities	26,073	25,590
Current portion of liabilities of assets held-for-sale	151,369	161,999
Other current liabilities	147,022	161,537
Total current liabilities	598,393	601,391
Long-term debt	1,302,857	1,359,446
Retirement plan liabilities	60,424	93,693
Operating lease liabilities	77,104	74,571
Liabilities of assets held-for-sale	7,827	8,492
Environmental liabilities	26,669	28,435
Deferred tax liabilities	27,372	33,826
Other liabilities	46,610	48,284
Total liabilities	2,147,256	2,248,138
COMMITMENTS AND CONTINGENCIES
HARSCO CORPORATION STOCKHOLDERS’ EQUITY
Common stock	145,319	144,883
Additional paid-in capital	221,117	215,528
Accumulated other comprehensive loss	(573,872)	(560,139)
Retained earnings	1,649,080	1,794,510
Treasury stock	(848,320)	(846,622)
Total Harsco Corporation stockholders’ equity	593,324	748,160
Noncontrolling interests	58,379	57,610
Total equity	651,703	805,770
Total liabilities and equity	$2,798,959	$3,053,908
See accompanying notes to unaudited condensed consolidated financial statements.

HARSCO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
(In thousands, except per share amounts)	2022	2021	2022		2021
Revenues from continuing operations:
Service revenues	$439,618	$429,651	$858,053		$843,990
Product revenues	41,434	39,023	75,796		71,949
Total revenues	481,052	468,674	933,849		915,939
Costs and expenses from continuing operations:
Cost of services sold	368,994	344,982	715,351		674,835
Cost of products sold	34,205	30,466	64,867		57,980
Selling, general and administrative expenses	67,935	70,805	137,088		142,419
Research and development expenses	296	323	352		480
Goodwill impairment charge	104,580	—	104,580		—
Other (income) expenses, net	2,045	(4,167)	866		(5,158)
Total costs and expenses	578,055	442,409	1,023,104		870,556
Operating income (loss) from continuing operations	(97,003)	26,265	(89,255)		45,383
Interest income	693	577	1,337		1,124
Interest expense	(16,692)	(15,643)	(31,784)		(31,899)
Facility fees and debt-related income (expense)	2,149	(50)	1,617		(5,308)
Defined benefit pension income	2,247	3,956	4,657		7,890
Income (loss) from continuing operations before income taxes and equity income	(108,606)	15,105	(113,428)		17,190
Income tax benefit (expense) from continuing operations	3,115	(4,797)	1,894		(6,898)
Equity income (loss) of unconsolidated entities, net	(114)	(76)	(245)		(195)
Income (loss) from continuing operations	(105,605)	10,232	(111,779)		10,097
Discontinued operations:
Income (loss) from discontinued businesses	1,879	8,239	(37,218)		11,603
Income tax benefit (expense) from discontinued businesses	(770)	(3,391)	5,821		(5,055)
Income (loss) from discontinued operations, net of tax	1,109	4,848	(31,397)		6,548
Net income (loss)	(104,496)	15,080	(143,176)		16,645
Less: Net (income) loss attributable to noncontrolling interests	(1,095)	(1,692)	(2,254)		(3,122)
Net income (loss) attributable to Harsco Corporation	$(105,591)	$13,388	$(145,430)		$13,523
Amounts attributable to Harsco Corporation common stockholders:
Income (loss) from continuing operations, net of tax	$(106,700)	$8,540	$(114,033)		$6,975
Income (loss) from discontinued operations, net of tax	1,109	4,848	(31,397)		6,548
Net income (loss) attributable to Harsco Corporation common stockholders	$(105,591)	$13,388	$(145,430)		$13,523
Weighted-average shares of common stock outstanding	79,509	79,265	79,437		79,177
Basic earnings (loss) per common share attributable to Harsco Corporation common stockholders:
Continuing operations	$(1.34)	$0.11	$(1.44)		$0.09
Discontinued operations	0.01	0.06	(0.40)		0.08
Basic earnings (loss) per share attributable to Harsco Corporation common stockholders	$(1.33)	$0.17	$(1.83)	(a)	$0.17
Diluted weighted-average shares of common stock outstanding	79,509	80,774	79,437		80,397
Diluted earnings (loss) per common share attributable to Harsco Corporation common stockholders:
Continuing operations	$(1.34)	$0.11	$(1.44)		$0.09
Discontinued operations	0.01	0.06	(0.40)		0.08
Diluted earnings (loss) per share attributable to Harsco Corporation common stockholders	$(1.33)	$0.17	$(1.83)	(a)	$0.17
(a) Does not total due to rounding
See accompanying notes to unaudited condensed consolidated financial statements.

HARSCO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

	Three Months Ended
	June 30
(In thousands)	2022	2021
Net income (loss)	$(104,496)	$15,080
Other comprehensive income (loss):
Foreign currency translation adjustments, net of deferred income taxes of $(4,616) and $552 in 2022 and 2021, respectively	(58,646)	15,446
Net gain (loss) on cash flow hedging instruments, net of deferred income taxes of $(301) and $(158) in 2022 and 2021, respectively	720	234
Pension liability adjustments, net of deferred income taxes of $(312) and $(358) in 2022 and 2021, respectively	28,810	2,225
Unrealized gain on marketable securities, net of deferred income taxes of $4 and $(2) in 2022 and 2021, respectively	(10)	8
Total other comprehensive income (loss)	(29,126)	17,913
Total comprehensive income (loss)	(133,622)	32,993
Comprehensive income attributable to noncontrolling interests	1,808	(2,365)
Comprehensive income (loss) attributable to Harsco Corporation	$(131,814)	$30,628

	Six Months Ended
	June 30
(In thousands)	2022	2021
Net income (loss)	$(143,176)	$16,645
Other comprehensive income (loss):
Foreign currency translation adjustments, net of deferred income taxes of $(6,454) and $1,175 in 2022 and 2021, respectively	(61,493)	12,150
Net gain (loss) on cash flow hedging instruments, net of deferred income taxes of $(631) and $(302) in 2022 and 2021, respectively	1,860	923
Pension liability adjustments, net of deferred income taxes of $(664) and $(696) in 2022 and 2021, respectively	42,528	6,044
Unrealized gain (loss) on marketable securities, net of deferred income taxes of $4 and $(9) in 2022 and 2021, respectively	(13)	25
Total other comprehensive income (loss)	(17,118)	19,142
Total comprehensive income (loss)	(160,294)	35,787
Less: Comprehensive income attributable to noncontrolling interests	1,131	(2,729)
Comprehensive income (loss) attributable to Harsco Corporation	$(159,163)	$33,058

See accompanying notes to unaudited condensed consolidated financial statements.

HARSCO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30
(In thousands)	2022	2021
Cash flows from operating activities:
Net income (loss)	$(143,176)	$16,645
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	66,067	64,904
Amortization	17,067	17,783
Deferred income tax (benefit) expense	(10,396)	(6,407)
Equity (income) loss of unconsolidated entities, net	245	195
Dividends from unconsolidated entities	526	—
(Gain) loss on early extinguishment of debt	(2,254)	2,668
Goodwill impairment charge	104,580	—
Other, net	1,020	(2,149)
Changes in assets and liabilities, net of acquisitions and dispositions of businesses:
Accounts receivable	87,607	(23,484)
Income tax refunds receivable, reimbursable to seller	7,687	—
Inventories	(8,435)	15,456
Contract assets	7,836	(37,866)
Right-of-use assets	14,383	13,897
Accounts payable	18,847	(13,491)
Accrued interest payable	(740)	(137)
Accrued compensation	(5,884)	4,701
Advances on contracts	(13,626)	(13,351)
Operating lease liabilities	(14,095)	(13,506)
Retirement plan liabilities, net	(21,587)	(27,858)
Other assets and liabilities	12,067	15,530
Net cash provided by operating activities	117,739	13,530
Cash flows from investing activities:
Purchases of property, plant and equipment	(61,791)	(68,646)
Proceeds from sales of assets	6,591	10,042
Expenditures for intangible assets	(100)	(132)
Proceeds from notes receivable	8,605	6,400
Net proceeds (payments) from settlement of foreign currency forward exchange contracts	4,999	(978)
Payments for settlements of interest rate swaps	(2,123)	—
Other investing activities, net	153	133
Net cash used by investing activities	(43,666)	(53,181)
Cash flows from financing activities:
Short-term borrowings, net	(31)	4,444
Current maturities and long-term debt:
Additions	104,961	465,518
Reductions	(152,861)	(413,481)
Dividends paid to noncontrolling interests	—	(3,094)
Sale of noncontrolling interests	1,901	—
Stock-based compensation - Employee taxes paid	(1,698)	(3,172)
Payment of contingent consideration	(6,915)	—
Deferred financing costs	—	(7,828)
Other financing activities, net	—	(601)
Net cash (used) provided by financing activities	(54,643)	41,786
Effect of exchange rate changes on cash and cash equivalents, including restricted cash	(5,751)	483
Net increase in cash and cash equivalents, including restricted cash	13,679	2,618
Cash and cash equivalents, including restricted cash, at beginning of period	87,128	79,669
Cash and cash equivalents, including restricted cash, at end of period	$100,807	$82,287

Supplementary cash flow information:
Change in accrual for purchases of property, plant and equipment included in accounts payable	$6,836	$2,158
See accompanying notes to unaudited condensed consolidated financial statements.

HARSCO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (Unaudited)

	Harsco Corporation Stockholders’ Equity
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests
(In thousands, except share amounts)	Issued	Treasury					Total
Balances, December 31, 2020	$144,288	$(843,230)	$204,078	$1,797,759	$(645,741)	$56,245	$713,399
Net income				135		1,430	1,565
Total other comprehensive income (loss), net of deferred income taxes of $134					2,295	(1,066)	1,229
Stock appreciation rights exercised, net 3,842 shares	9	(70)	(9)				(70)
Vesting of restricted stock units and other stock grants, net 144,967 shares	312	(1,850)	(312)				(1,850)
Vesting of performance share units, net 69,127 shares	155	(1,032)	(155)				(1,032)
Amortization of unearned portion of stock-based compensation, net of forfeitures			3,342				3,342
Balances, March 31, 2021	144,764	(846,182)	206,944	1,797,894	(643,446)	56,609	716,583
Net income				13,388		1,692	15,080
Cash dividends declared:
Noncontrolling interests						(3,094)	(3,094)
Total other comprehensive income, net of deferred income taxes of $34					17,240	673	17,913
Stock appreciation rights exercised, net 13,061 shares	28	(219)	(28)				(219)
Vesting of restricted stock units and other stock grants, net 34,986 shares	44		(44)				—
Amortization of unearned portion of stock-based compensation, net of forfeitures			3,120				3,120
Balances, June 30, 2021	$144,836	$(846,401)	$209,992	$1,811,282	$(626,206)	$55,880	$749,383

	Harsco Corporation Stockholders’ Equity
(In thousands, except share amounts)	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests
	Issued	Treasury					Total
Balances, December 31, 2021	$144,883	$(846,622)	$215,528	$1,794,510	$(560,139)	$57,610	$805,770
Net income				(39,839)		1,159	(38,680)
Total other comprehensive income (loss), net of deferred income taxes of $(2,520)					12,490	(482)	12,008
Vesting of restricted stock units and other stock grants, net 176,253 shares	378	(1,632)	(378)				(1,632)
Amortization of unearned portion of stock-based compensation, net of forfeitures			3,629				3,629
Balances, March 31, 2022	145,261	(848,254)	218,779	1,754,671	(547,649)	58,287	781,095
Net income				(105,591)		1,095	(104,496)
Total other comprehensive income, net of deferred income taxes of $(5,225)					(26,223)	(2,903)	(29,126)
Contributions from noncontrolling interests						1,900	1,900
Stock appreciation rights exercised, net 16,671 shares	29	(66)	(29)				(66)
Vesting of restricted stock units and other stock grants, net 23,224 shares	29		(29)				—
Amortization of unearned portion of stock-based compensation, net of forfeitures			2,396				2,396
Balances, June 30, 2022	$145,319	$(848,320)	$221,117	$1,649,080	$(573,872)	$58,379	$651,703

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

The components of the Condensed Consolidated Statements of Operations caption Facility fees and debt-related income (expense) were as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
(in thousands)	2022	2021	2022	2021
Gain (loss) on extinguishment of debt	$2,254	$—	$2,254	$(2,668)
Unused debt commitment and amendment fees	(6)	(50)	(538)	(2,640)
Securitization and factoring fees	(99)	—	(99)	—
Facility fees and debt-related income (expense)	$2,149	$(50)	$1,617	$(5,308)

Liquidity
The Company’s cash flow forecasts, combined with existing cash and cash equivalents, indicate sufficient liquidity to fund the Company’s operations for at least the next twelve months. As such, the Company’s consolidated financial statements have been prepared on the basis that it will continue as a going concern for a period extending beyond twelve months from the date the consolidated financial statements are issued. This assessment includes the expected ability to meet required financial covenants and the continued ability to draw down on the Senior Secured Credit Facilities (see Note 9).

Reclassifications

Certain reclassifications have been made to prior year amounts to conform with current year classifications.

During the second quarter of 2022, the Company recognized $2.6 million in service revenues as an out-of-period adjustment in the Harsco Clean Earth Segment. The adjustment was not considered material to the interim or annual consolidated financial statements for the interim periods ended June 30, 2022 or the financial statements of any previously filed interim or annual periods.

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

3. Dispositions

Harsco Rail Segment
In November 2021, the Company announced its intention to sell its Rail business. The sales process was ongoing during the second quarter of 2022. The former Harsco Rail Segment has historically been a separate reportable segment with primary operations in the United States, Europe and Asia Pacific.

The former Harsco Rail Segment's balance sheet positions as of June 30, 2022 and December 31, 2021 are presented as Assets held-for-sale and Liabilities of assets held-for-sale in the Condensed Consolidated Balance Sheets and are summarized as follows:

(in thousands)	June 30 2022	December 31 2021
Trade accounts receivable, net	$44,953	$33,689
Other receivables	4,102	4,740
Inventories	97,916	103,560
Current portion of contract assets	89,867	94,597
Other current assets	26,463	25,442
Property, plant and equipment, net	39,993	39,524
Right-of-use assets, net	2,308	3,108
Goodwill	13,026	13,026
Intangible assets, net	2,883	3,081
Deferred income tax assets	5,690	6,064
Other assets	1,179	6,432
Total Rail assets included in Assets held-for-sale	$328,380	$333,263

Accounts payable	$38,906	$46,076
Accrued compensation	1,995	2,171
Current portion of operating lease liabilities	1,229	1,619
Current portion of advances on contracts	44,817	62,401
Other current liabilities	64,422	49,732
Operating lease liabilities	1,246	1,775
Deferred tax liabilities	5,699	5,736
Other liabilities	882	981
Total Rail liabilities included in Liabilities of assets held-for-sale	$159,196	$170,491

The results of the former Harsco Rail Segment are presented as discontinued operations and, as such, have been excluded from both continuing operations and segment results for the three and six months ended June 30, 2022, and 2021. Certain key selected financial information included in Income (loss) from discontinued operations, net of tax for the former Harsco Rail Segment is as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
(In thousands)	2022	2021	2022	2021
Amounts directly attributable to the former Harsco Rail Segment:
Service revenues	$7,488	$7,081	$14,198	$17,190
Product revenues (a)	64,396	94,065	109,392	165,546
Cost of services sold	4,589	3,527	9,264	8,180
Cost of products sold	53,260	75,396	126,421	134,458
Income (loss) from discontinued businesses	5,163	9,690	(30,732)	14,845
Additional amounts allocated to the former Harsco Rail Segment:
Selling, general and administrative expenses (b)	$1,862	$—	$3,511	$—
(a) The decrease in product revenues for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021 is due to liquidated damages and penalties on certain long-term contracts, as discussed below.
(b) The Company has allocated directly attributable transaction costs to discontinued operations.

The Company has retained corporate overhead expenses previously allocated to the former Harsco Rail Segment of $1.1 million and $2.1 million for each of the three and six months ended June 30, 2022, and 2021, respectively, as part of Selling, general and administrative expenses on the Condensed Consolidated Statements of Operations.

The Company's former Harsco Rail Segment is currently manufacturing highly-engineered equipment under large long-term fixed-price contracts with SBB, Network Rail, and Deutsche Bahn. As disclosed previously, in the fourth quarter of 2021, the Company recognized an estimated forward loss provision of $33.4 million related to these contracts. In the first quarter of 2022, the Company encountered continued supply chain related delays and additional costs in the build of the machines.

For the Network Rail contracts, the Company encountered additional supply chain delays in the build of the initial machine, and there were further changes to the production schedule based on the manufacturing experience gained from assembling the first unit during the quarter which had a cascading effect on the delivery schedule of remaining machines. During the three and six months ended June 30, 2022, the Company recorded forward loss provisions of $0.3 million and $24.5 million, respectively, principally for additional estimated contractual liquidated damages. The Company continues to negotiate with Network Rail regarding a reduction to these liquidated damages, which could result in additional favorable or unfavorable adjustments in future periods.

For the Deutsche Bahn contract, on March 8, 2022 a European-based supplier of critical components to the project indicated it would be significantly late on the delivery of these components to the project, which has the impact of delaying the overall delivery schedule for the project. As a result, the Company recorded an additional $7.4 million estimated forward loss provision during the first quarter of 2022 due principally to the estimated contractual penalties that would be triggered by this delay. Additionally, this supplier filed for bankruptcy during the second quarter of 2022, although it continues to operate. Should this supplier cease operations, the Company many incur further losses if there are additional costs to change suppliers, an inability to recover the value of prepayments made to the supplier, as well as additional penalties and damages under the contract with Deutsche Bahn in the event of further production delays.

For the second SBB contract, the Company recorded an additional $3.5 million forward estimated loss provision during the first quarter of 2022 due to additional supply chain delays and cost overruns.

The estimated forward loss provisions represent the Company's best estimate based on currently available information. It is possible that the Company's overall estimate of liquidated damages, penalties and costs to complete these contracts may change, which would result in an additional estimated forward loss provision at such time.

The first contract with SBB is complete, and the second contract is 81% complete as of June 30, 2022. The contracts with Network Rail and Deutsche Bahn are 48% and 26% complete, respectively, as of June 30, 2022.

The following is selected financial information included on the Condensed Consolidated Statements of Cash Flows attributable to the former Harsco Rail Segment:

	Six Months Ended June 30
(In thousands)	2022	2021
Non-cash operating items
Depreciation and amortization	$—	$2,588
Cash flows from investing activities
Purchases of property, plant and equipment	1,031	800

4.    Accounts Receivable and Note Receivable
Accounts receivable consist of the following:

	June 30 2022	December 31 2021
Trade accounts receivable (a)	$275,946	$389,535
Less: Allowance for expected credit losses (a)	(8,199)	(11,654)
Trade accounts receivable, net	$267,747	$377,881
Other receivables (b)	$28,174	$33,059
(a) The December 31, 2021 amounts for trade accounts receivable and allowance for expected credit losses have been corrected from their previous presentation. These corrections did not impact the amount of the allowance for expected credit losses recorded in the June 30, 2022 Condensed Consolidated Balance Sheets or the Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2022.
(b) Other receivables include employee receivables, insurance receivable, tax claims and refunds and other miscellaneous items not included in Trade accounts receivable, net.

The provision for expected credit losses related to trade accounts receivable was as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
(In thousands)	2022	2021	2022	2021
Provision for expected credit losses and doubtful accounts related to trade accounts receivable	$(268)	$74	$57	$728

At June 30, 2022, $5.6 million of the Company's trade accounts receivable were past due by twelve months or more, with $2.9 million of this amount reserved. Collection of the remaining balance is still ultimately expected.

Accounts Receivable Securitization Facility
On June 24, 2022, the Company entered into a trade receivables securitization facility (“AR Facility”) to accelerate cash flows from trade accounts receivable. Under the AR Facility, the Company and its subsidiaries continuously sell their trade receivables as they are originated to a wholly-owned special purpose entity (“SPE”). The SPE transfers ownership and control of qualifying receivables to PNC Bank, National Association (“PNC”) and other unaffiliated purchasers in exchange for cash. None of the assets or credit of the SPE is available to satisfy the debts and obligations owed to the creditors of the Company or any other person until the obligations of the SPE under the facility have been satisfied. The Company controls and consolidates the SPE in its condensed consolidated financial statements. The AR Facility has a term of three years.

As cash is collected on the trade receivables, the SPE has the ability to continuously transfer ownership and control of new qualifying receivables to PNC and the other unaffiliated purchasers such that the total outstanding balance of trade receivables sold can be up to $150 million at any point in time, which is the maximum purchase commitment of PNC and the other unaffiliated purchasers. The future outstanding balance of trade receivables that are sold is expected to vary based on the level of activity and other factors and could be less than the maximum purchase commitment of $150 million. The Company accounts for receivables sold under the AR Facility as a sale of financial assets and derecognizes these trade receivables from the Company’s Condensed Consolidated Balance Sheets. The total outstanding balance of trade receivables that have been sold and derecognized by the SPE is $120 million as of June 30, 2022. The SPE owned $92.0 million of trade receivables as of June 30, 2022, and these amounts are included in the caption Trade accounts receivable, net on the Condensed Consolidated Balance Sheets. The Company continues to be involved with the trade receivables after they are sold to PNC by acting as servicer.

The fees incurred for the AR Facility are included in Facility fees and debt-related income (expense) on the Condensed Consolidated Statements of Operations. See Note 1, Basis of Presentation, for additional details. The Company capitalized fees of $1.8 million related to the securitization facility, which will be amortized over the term of the agreement.

Upon execution of the AR Facility during the second quarter of 2022, the Company received proceeds of $120.0 million, which is presented as a cash flow from operating activities in the Condensed Consolidated Statements of Cash Flows.

Factoring Arrangement
The Company maintains a factoring arrangement with a financial institution to sell certain accounts receivable that are also accounted for as a sale of financial assets. At June 30, 2022 and December 31, 2021, the amounts outstanding under the arrangement was $12.6 million and $12.9 million, respectively, under a program capacity of $18.8 million and $16.5 million, respectively.

Note Receivable
In January 2020 the Company sold IKG for $85.0 million including cash and a note receivable, subject to post-closing adjustments. The note receivable from the buyer has a face value of $40.0 million, bearing interest at 2.50%, that is paid in kind and matures on January 31, 2027. Any unpaid principal, along with any accrued but unpaid interest is payable at maturity. Prepayment is required in case of a change in control or a percentage of excess cash flow, as defined in the note receivable agreement. Because there are no scheduled payments under the terms of the note receivable, the balance is not classified as current as of June 30, 2022 and is included in the caption Other assets on the Condensed Consolidated Balance Sheet. The initial fair value of the note receivable was $34.3 million which was calculated using an average of various discounted cash flow scenarios based on anticipated timing of repayments (Level 3) and was a non-cash transaction. The note receivable is subsequently measured at amortized cost. Key inputs into the valuation model include: projected timing and amount of cash flows, pro forma debt rating, option-adjusted spread and U.S. Treasury spot rate. During the three and six months ended June 30, 2022, the Company received a payment of $8.6 million related to excess cash flow. At June 30, 2022 the amortized cost of the note receivable was $23.2 million, compared with a fair value of $23.3 million.

(In thousands)	June 30 2022	December 31 2021
Note receivable	$23,205	$31,025

5.    Inventories
Inventories consist of the following:

(In thousands)	June 30 2022	December 31 2021
Finished goods	$8,821	$8,323
Work-in-process	4,894	5,393
Raw materials and purchased parts	27,866	21,188
Stores and supplies	39,418	35,589
Total inventories	$80,999	$70,493

6.     Property, Plant and Equipment
Property, plant and equipment consist of the following:

(In thousands)	June 30 2022	December 31 2021
Land	$72,678	$73,067
Land improvements	16,706	16,970
Buildings and improvements	218,950	221,236
Machinery and equipment	1,490,695	1,507,214
Uncompleted construction	61,594	63,816
Gross property, plant and equipment	1,860,623	1,882,303
Less: Accumulated depreciation	(1,223,143)	(1,228,390)
Property, plant and equipment, net	$637,480	$653,913

In the third quarter of 2020, a customer of the Harsco Environmental Segment in China ceased steel making operations at its steel mill site in order to relocate the operations to a new site, as a result of a government mandate to improve environmental conditions of the area. The Company continues to provide services to the same customer at the new site. The net book value of the idled equipment associated with the previous location is approximately $19 million. The customer has entered into an agreement with the government where it will receive compensation for the losses the customer has incurred as a result of the forced shutdown. The Company has continued discussions with the customer regarding compensation, which are expected to be protracted. While the customer has initially indicated that they will not provide compensation, the Company and the customer continue to discuss and the Company is evaluating its legal position. In addition, there may be other avenues of pursuing recovery, including seeking relief directly from the local government. Considering the ongoing discussions with the customer, and other available avenues, the Company believes it will recover the book value of the equipment and thus does not believe it has an asset impairment as of June 30, 2022. The Company continues to evaluate changes in facts and circumstances and will record any impairment charge, when and if indicated.

7. Leases
The components of lease expense were as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
(In thousands)	2022	2021	2022	2021
Finance leases:
Amortization expense	$979	$474	$1,957	$949
Interest on lease liabilities	182	109	365	211
Operating leases	8,432	7,933	16,501	15,829
Variable and short-term lease expense	11,986	13,024	25,329	25,126
Sublease income	(1)	(2)	(3)	(51)
Total lease expense from continuing operations	$21,578	$21,538	$44,149	$42,064

As of June 30, 2022, the Company had additional operating leases for equipment that had not yet commenced with estimated operating lease obligations of approximately $19 million to be recognized upon anticipated lease commencement in the third and fourth quarters of 2022.

8.     Goodwill and Other Intangible Assets

The following table reflects the changes in carrying amounts of goodwill by segment for the six months ended June 30, 2022:

(In thousands)	Harsco Environmental Segment	Harsco Clean Earth Segment	Consolidated Totals
Balance at December 31, 2021	$399,230	$483,879	$883,109
Goodwill impairment	—	(104,580)	(104,580)
Foreign currency translation	(19,090)	—	(19,090)
Balance at June 30, 2022	$380,140	$379,299	$759,439

The Company tests for goodwill impairment annually, or more frequently if indicators of impairment exist, or if a decision is made to dispose of a business.  The Company performs its annual goodwill impairment test as of October 1 and monitors for triggering events on an ongoing basis.

As of June 30, 2022, the Company determined that an interim test of goodwill was required. The triggering event was principally due to lower near-term earnings expectations due to the impacts of inflation. The Company used a discounted cash flow model (“DCF model”) to estimate the current fair value of the Clean Earth reporting unit (Level 3), which is defined as the Clean Earth Segment. A number of significant assumptions and estimates are involved in the preparation of DCF models including future revenues and operating margin growth, the weighted-average cost of capital (“WACC”), tax rates, capital spending, pension funding, the impact of business initiatives and working capital projections. The DCF model is based on approved forecasts for the early years and historical relationships and projections for later years. The WACC rate is derived from internal and external factors including, but not limited to, the average market price of the Company's stock, shares outstanding, book value of the Company's debt, the long-term risk-free interest rate, and both market and size-specific risk premiums. As a result of this testing, the Company recorded a goodwill impairment charge of $104.6 million for the Clean Earth Segment in the second quarter of 2022. This charge had no impact on the Company's cash flows or compliance with debt covenants.
For the Harsco Environmental Segment and the Rail business, the Company determined that, as of June 30, 2022, no interim goodwill impairment testing was necessary.  However, a continued economic downturn, including continued cost inflation and labor shortages could impact the Company's future projected cash flows used to estimate fair value, which could result in an impairment charge to any of the Company's segments in a future period.
Other Intangibles
Because of lower-than-expected results for the Altek Group of the Harsco Environmental Segment for 2021 due to the timing of customer orders, the Company tested Altek's asset group's recoverability in the fourth quarter of 2021 and no impairment was recorded. The long-lived assets (other than goodwill) of the Altek Group within the Harsco Environmental Segment primarily consist of intangible assets which have a carrying value of approximately $33 million at June 30, 2022. The Company has not identified any triggering events for the Altek asset group in the second quarter of 2022. However, if actual results prove inconsistent with the Company’s assumptions and judgments of the projected cash flows, it could result in impairment of the Altek intangible assets in future periods.

9. Debt and Credit Agreements

On February 22, 2022, the Company amended its Senior Secured Credit Facilities to reset the levels of its net debt to consolidated adjusted EBITDA ratio covenant. As a result of this amendment, the total net debt to consolidated adjusted EBITDA ratio covenant was set at 5.50 for the quarter ending June 30, 2022, and decreases quarterly by 0.25 until reaching 4.00 for the quarter ending December 31, 2023 and thereafter. In addition, upon closing on the divestiture of the former Harsco Rail Segment, the total net debt to consolidated adjusted EBITDA ratio covenant will decrease by an additional 0.25, provided, however, it will not go below 4.00 and a minimum consolidated adjusted EBITDA to consolidated interest charges ratio covenant, which is not to be less than 3.0. At June 30, 2022 the Company was in compliance with these covenants, as the total net debt to consolidated adjusted EBITDA ratio (as defined in the Credit Agreement) was 4.98 and total interest coverage ratio was 3.8.

The Company believes it will continue to maintain compliance with these covenants based on its current outlook. However, the Company’s estimates of compliance with these covenants could change in the future with a continued deterioration in economic conditions or an inability to successfully execute its plans to realize increased pricing and to implement cost reduction initiatives that substantially mitigate the impacts of inflation and other factors adversely impacting its realized operating margins.

In connection with entering into the AR Facility on June 24, 2022, the Company amended its Senior Secured Credit Facilities to increase the permitted maximum outstanding amount of a securitization facility to $150 million and certain other covenants and definitions were modified to facilitate the AR Facility.

In June 2022, the Company repurchased $25.0 million of its 5.75% Senior Notes on the open market at a discount for $22.4 million. The Company recognized a gain on the extinguishment of debt of $2.3 million, net of the write-off of $0.3 million of previously recorded deferred financing costs, in the caption Facility fees and debt-related income (expense) on the Condensed Consolidated Statement of Operations.
Long-term debt consists of the following:

(In thousands)	June 30 2022	December 31 2021
Senior Secured Credit Facilities:
New Term Loan	$495,000	$497,500
Revolving Credit Facility	341,000	362,000
5.75% Senior Notes	475,000	500,000
Other financing payable (including finance leases) in varying amounts	26,392	28,389
Total debt obligations	1,337,392	1,387,889
Less: deferred financing costs	(16,583)	(18,217)
Total debt obligations, net of deferred financing costs	1,320,809	1,369,672
Less: current maturities of long-term debt	(17,952)	(10,226)
Long-term debt	$1,302,857	$1,359,446

10.  Employee Benefit Plans

	Three Months Ended
	June 30
Defined Benefit Pension Plan Net Periodic Pension Cost (Benefit)	U.S. Plans		International Plans
(In thousands)	2022	2021	2022	2021
Service costs	$—	$—	$417	$467
Interest costs	1,429	1,203	4,128	3,205
Expected return on plan assets	(2,698)	(3,050)	(9,720)	(11,392)
Recognized prior service costs	—	—	113	128
Recognized actuarial losses	1,183	1,385	3,313	4,586
Defined benefit pension plan net periodic pension cost (benefit)	$(86)	$(462)	$(1,749)	$(3,006)

	Six Months Ended
	June 30
Defined Benefit Pension Plans Net Periodic Pension Cost (Benefit)	U.S. Plans		International Plans
(In thousands)	2022	2021	2022	2021
Service costs	$—	$—	$849	$929
Interest costs	2,858	2,406	8,522	6,382
Expected return on plan assets	(5,397)	(6,100)	(20,104)	(22,723)
Recognized prior service costs	—	—	233	255
Recognized actuarial losses	2,366	2,770	6,857	9,149
Defined benefit pension plans net periodic pension cost (benefit)	$(173)	$(924)	$(3,643)	$(6,008)

	Three Months Ended		Six Months Ended
Company Contributions	June 30		June 30
(In thousands)	2022	2021	2022	2021
Defined benefit pension plans (U.S.)	$441	$451	$887	$3,317
Defined benefit pension plans (International)	4,230	4,301	15,587	16,923
Multiemployer pension plans	478	421	935	861
Defined contribution pension plans	3,135	3,051	6,929	6,430
The Company's estimate of expected cash contributions to be paid during the remainder of 2022 for the U.S. and international defined benefit pension plans is $0.9 million and $6.6 million, respectively.

11.     Income Taxes

Income tax benefit related to continuing operations for the three and six months ended June 30, 2022 was $3.1 million and $1.9 million, respectively. Income tax expense related to continuing operations for the three and six months ended June 30, 2021 was $4.8 million and $6.9 million, respectively. The change in the income tax benefit for the three and six months ended June 30, 2022 compared with the income tax expense for the three months and six months ended June 30, 2021 is the result of lower taxable income, primarily resulting from decreased operating income as a result of cost increases due to inflation and labor shortages, as well as the tax benefit on a portion of the Harsco Clean Earth Segment goodwill impairment.

The reserve for uncertain tax positions at June 30, 2022 was $4.9 million, including interest and penalties.  Within the next twelve months, it is reasonably possible that $0.4 million unrecognized income tax benefits will be recognized upon settlement of tax examinations and the expiration of various statutes of limitations.

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

The following table summarizes information related to the location and undiscounted amount of the Company's environmental liabilities:

(In thousands)	June 30 2022	December 31 2021
Current portion of environmental liabilities (a)	$8,900	$7,338
Long-term environmental liabilities	26,669	28,435
Total environmental liabilities	$35,569	$35,773
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

On June 25 and 26, 2018, the DTSC conducted a compliance enforcement inspection of ESOL’s facility in Rancho Cordova, California, which was then owned by Stericycle, Inc. On February 14, 2020, the DTSC filed an action in the Superior Court for the State of California, Sacramento Division, alleging violations of California’s Hazardous Waste Control Law and the facility’s hazardous waste permit arising from the inspection. On August 27, 2020 the DTSC issued a Notice of Denial of Hazardous Waste Facility Permit Application, denying the renewal of the facility's hazardous waste permit. On April 8, 2022, the DTSC denied the Company's appeal of the Notice of Denial. On June 3, 2022, the Company's Motion for Temporary Restraining Order to stop the closure pending its appeal of the DTSC action was denied. The Company has the ability to appeal the Denial of Hazardous Waste Facility Permit Application, and is currently reviewing the decision and its options. The Company continues to utilize the site for non-hazardous waste and is evaluating potential alternate uses for the site. The DTSC investigation and compliance issues leading to the compliance tier assignment were ongoing well before the Company's acquisition of the ESOL business, and the Company was aware of the investigation and many of the issues raised in the investigation at the time of the purchase. Accordingly, the Company is indemnified for certain fines and other costs and expenses associated with this matter by Stericycle, Inc. As a result, the administrative appeal and public hearing process is led by Stericycle, Inc. The Company has not accrued any amounts in respect of these alleged violations and cannot estimate the reasonably possible loss or the range of reasonably possible losses that it may incur.

As previously disclosed, the Company has had ongoing meetings with the SCE over processing salt cakes, a processing byproduct, stored at the Al Hafeerah site. The Company’s Bahrain operations that produced the salt cakes has ceased operations. An Environmental Impact Assessment and Technical Feasibility Study for facilities to process the salt cakes was approved by the SCE during the first quarter of 2018. Commissioning of the facilities was completed during the third quarter of 2021 and the processing of the salt cakes has commenced. The current reserve of $6.7 million continues to represent the Company's best estimate of the ultimate costs to be incurred to resolve this matter. The Company continues to evaluate this reserve and any future change in estimated costs which could be material to the Company’s results of operations in any one period.

On July 27, 2018, Brazil’s Federal and Rio de Janeiro State Public Prosecution Offices (MPF and MPE) filed a Civil Public Action against one of the Company's customers (CSN), the Company’s Brazilian subsidiary, the Municipality of Volta Redonda, Brazil, and the Instituto Estadual do Ambiente (local environmental protection agency) seeking the implementation of various measures to limit and reduce the accumulation of customer-owned slag at the site in Brazil. On August 6, 2018 the 3rd Federal Court in Volta Redonda granted the MPF and MPE an injunction against the same parties requiring, among other things, CSN and the Company’s Brazilian subsidiary to limit the volume of slag sent to the site. Because the customer owns the site and the slag located on the site, the Company believes that complying with this injunction is the steel producer’s responsibility.  On March 18, 2019 the Court issued an order fining the Company 5,000 Brazilian reais per day (or approximately $1 thousand per day) and CSN 20,000 Brazilian reais per day (or approximately $4 thousand per day) until the requirements of the injunction are met. On November 1, 2019 the Court issued an additional order increasing the fines assessed to the Company to 25,000 Brazilian reais per day (or approximately $5 thousand per day) and raising the fines assessed to CSN to 100,000 Brazilian reais per day (or approximately $19 thousand per day). The Court also assessed an additional fine of 10,000,000 Brazilian reais (or approximately $2 million) against CSN and the Company jointly. The Company is appealing the fines and the underlying injunction.  Both the Company and CSN continue to have discussions with the Prosecution Offices and governmental authorities on the injunction and the possible resolution of the underlying case. Beginning on March 25, 2022, the Courts entered a series of orders suspending the litigation proceedings as well as the accrual of interest and penalties while the parties discuss a possible resolution of the matter. The Company does not believe that a loss relating to this matter is probable or estimable at this point.

On October 19, 2018, local environmental authorities issued an enforcement action against the Company concerning the Company’s operations at a customer site in Ijmuiden, Netherlands. The enforcement action alleged violations of the Company’s environmental permit at the site, which restricts the release of any visible dust emissions. On January 12, 2022, the Administrative Supreme Court upheld the Company’s challenge of these enforcement actions as they relate to the slag tipping area of the site. As a result, all fines asserted against the Company to date have been invalidated and all fines paid to date have been reimbursed. This order is not appealable. On or about October 14, 2021, the Company received a subpoena and two indictments on this matter before the Amsterdam District Court in the Netherlands. The Amsterdam Public Prosecutor’s Office issued the two indictments against the Company, alleging violations in connection with dust releases and/or events alleged to have occurred in 2018 through May 2020 at the site. The action cites provisions which permit fines for the alleged infractions and seeks €100,000 in fines with a smaller amount held in abeyance. On February 25, 2022, the Amsterdam District Court ruled that the Company was liable for only one alleged violation and that this alleged violation was unintentional. The court issued a fine of €5,000, to be held in abeyance. Both the Company and the Public Prosecutor’s Office have appealed this ruling. On February 2, 2022, the prosecutor announced that they would further investigate residents’ claims related to this matter. The Company is vigorously contesting all allegations against it and is also working with its customer to ensure the control of emissions. The Company has contractual indemnity rights from its customer that it believes will substantially cover any fines or penalties.

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

On March 21, 2022, the Company received a draft penalty matrix from the PA DEP concerning alleged reporting, monitoring and related issues at the Company’s Hatfield, PA site prior to the time the Company acquired the site from Stericycle. The draft penalty matrix proposes a penalty of $1,000,000 . On June 29, 2022, the PA DEP issued a draft Consent Assessment of Civil Penalty ("CACP") related to the alleged issues at the site, although the draft CACP does not propose a specific penalty. The Company is currently reviewing the veracity of the allegations. While it is the Company’s position that it has recourse for some or all liabilities, if any, that arise from this matter under the ESOL purchase agreement and representations and warranties insurance policies purchased by the Company, there can be no assurances that the Company’s position will ultimately prevail.

On November 5, 2020, a worker suffered a fatal injury at a site owned by the Company’s customer, Gerdau Ameristeel US, Inc., in Midlothian, TX. Although the Company was not directly involved in the accident, the worker was employed by a sub-contractor of a sub-contractor of the Company. The worker’s family filed suit in the 125th Judicial District Court of Harris County, TX against multiple parties including the Company. The Company is vigorously defending the lawsuit and has insurance coverage subject to a $5 million deductible. The Company has recorded a liability for its insurance deductible and an indemnification receivable from its customer for the recovery of certain losses based upon the contractual indemnity rights. However, there can be no assurances that the Company's position will ultimately prevail.

DEA Investigation
Prior to the Company’s acquisition of ESOL, Stericycle, Inc. notified the Company that the DEA had served an administrative subpoena on Stericycle, Inc. and executed a search warrant at a facility in Rancho Cordova, California and an administrative inspection warrant at a facility in Indianapolis, Indiana. The Company has determined that the DEA and the DTSC have launched investigations involving, at least in part, the ESOL business of collecting, transporting, and destroying controlled substances from retail customers that transferred from Stericycle, Inc. to the Company. In connection with these investigations, the DEA also executed a search warrant on an ESOL facility in Austin Texas on July 2, 2020. The Company is cooperating with these inquiries, which relate primarily to the period before the Company owned the ESOL business. Since the acquisition of the ESOL business, the Company has performed a vigorous review of ESOL’s compliance program related to controlled substances and has made material changes to the manner in which controlled substances are transported from retail customers to DEA-registered facilities for destruction. The Company has not accrued any amounts in respect of these investigations and cannot estimate the reasonably possible loss or the range of reasonably possible losses that it may incur, if any. Investigations of this type are, by their nature, uncertain and unpredictable. While it is the Company’s position that it has recourse for some or all liabilities, if any, that arise from these matters under the ESOL purchase agreement and representations and warranties insurance policies purchased by the Company, there can be no assurances that the Company’s position will ultimately prevail.

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

In October 2009, the Company received notification of the SPRA’s final administrative decision regarding the levying of ICMS in the State of São Paulo in relation to services provided to a customer in the State between January 2004 and May 2005.  As of June 30, 2022 the principal amount of the tax assessment from the SPRA with regard to this case is approximately $1.2 million, with penalty, interest and fees assessed to date increasing such amount by an additional $16.8 million.  On June 4, 2018 the Appellate Court of the State of Sao Paulo ruled in favor of the SPRA but ruled that the assessed penalty should be reduced to approximately $1.2 million. After calculating the interest accrued on the penalty, the Company estimates that this ruling reduces the current overall potential liability for this case to approximately $7.1 million. All such amounts include the effect of foreign currency translation. The Company has appealed the ruling in favor of the SPRA to the Superior Court of Justice. Due to multiple court precedents in the Company’s favor, as well as the Company’s ability to appeal, the Company does not believe a loss is probable.
Another ICMS tax case involving the SPRA refers to the tax period from January 2002 to December 2003. In December 2018, the administrative tribunal hearing the case upheld the Company's liability. The Company has appealed to the judicial phase. The aggregate amount assessed by the tax authorities in August 2005 was $4.9 million (the amounts with regard to this claim are valued as of the date of the assessment since it has not yet reached the collection phase), composed of a principal amount of $1.2 million, with penalty and interest assessed through that date increasing such amount by an additional $3.7 million.  On December 6, 2018 the administrative tribunal reduced the applicable penalties to $0.8 million. After calculating the interest accrued on the current penalty, the Company estimates that the current overall liability for this case to be approximately $5.4 million. All such amounts include the effect of foreign currency translation. Due to multiple court precedents in the Company's favor, the Company does not believe a loss is probable.
The Company continues to believe that sufficient coverage for these claims exists as a result of the indemnification obligations of the Company's customer and such customer’s pledge of assets in connection with the October 2009 notice, as required by Brazilian law.
On December 30, 2020, the Company received an assessment from the municipal authority in Ipatinga, Brazil alleging $2.0 million in unpaid service taxes from the period 2015 to 2020. After calculating the interest and penalties accrued, the Company estimates that the current overall potential liability for this case to be approximately $3.4 million. On January 18, 2021, the Company filed a challenge to the assessment. Due to the multiple defenses that are available, the Company does not believe a loss is probable.
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
Brazilian Labor Disputes
The Company is subject to ongoing collective bargaining and individual labor claims in Brazil through the Harsco Environmental Segment which allege, among other things, the Company's failure to pay required amounts for overtime and vacation at certain sites. The Company is vigorously defending itself against these claims; however, litigation is inherently unpredictable, particularly in foreign jurisdictions. While the Company does not currently expect that the ultimate resolution of these claims will have a material adverse effect on the Company’s financial condition, results of operations or cash flows, it is not possible to predict the ultimate outcome of these labor-related disputes. As of June 30, 2022 and December 31, 2021, the Company has established reserves of $3.0 million and $3.2 million, respectively, on the Company's Condensed Consolidated Balance Sheets for amounts considered to be probable and estimable.

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
At June 30, 2022, there were approximately 17,210 pending asbestos personal injury actions filed against the Company.  Of those actions, approximately 16,590 were filed in the New York Supreme Court (New York County), approximately 115 were filed in other New York State Supreme Court Counties and approximately 505 were filed in courts located in other states.
The complaints in most of those actions generally follow a form that contains a standard damages demand of $20 million or $25 million, regardless of the individual plaintiff’s alleged medical condition, and without identifying any specific Company product.
At June 30, 2022, approximately 16,550 of the actions filed in New York Supreme Court (New York County) were on the Deferred/Inactive Docket created by the court in December 2002 for all pending and future asbestos actions filed by persons who cannot demonstrate that they have a malignant condition or discernible physical impairment. The remaining approximately 40 cases in New York County are pending on the Active or In Extremis Docket created for plaintiffs who can demonstrate a malignant condition or physical impairment.
The Company has liability insurance coverage under various primary and excess policies that the Company believes will be available, if necessary, to substantially cover any liability that might ultimately be incurred in the asbestos actions referred to above. The costs and expenses of the asbestos actions are being paid by the Company's insurers.
In view of the persistence of asbestos litigation in the U.S., the Company expects to continue to receive additional claims in the future. The Company intends to continue its practice of vigorously defending these claims and cases. At June 30, 2022, the Company has obtained dismissal in approximately 28,400 cases by stipulation or summary judgment prior to trial.
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

13.  Reconciliation of Basic and Diluted Shares

	Three Months Ended		Six Months Ended
	June 30		June 30
(In thousands, except per share amounts)	2022	2021	2022	2021
Income (loss) from continuing operations attributable to Harsco Corporation common stockholders	$(106,700)	$8,540	$(114,033)	$6,975
Weighted-average shares outstanding:
Weighted-average shares outstanding - basic	79,509	79,265	79,437	79,177
Dilutive effect of stock-based compensation	—	1,509	—	1,220
Weighted-average shares outstanding - diluted	79,509	80,774	79,437	80,397
Earnings (loss) from continuing operations per common share, attributable to Harsco Corporation common stockholders:
Basic	$(1.34)	$0.11	$(1.44)	$0.09
Diluted	$(1.34)	$0.11	$(1.44)	$0.09

The following average outstanding stock-based compensation units were not included in the computation of diluted earnings per share because the effect was either antidilutive or the market conditions for the performance share units were not met:

	Three Months Ended		Six Months Ended
	June 30		June 30
(In thousands)	2022	2021	2022	2021
Restricted stock units	797	—	811	—
Stock appreciation rights	2,193	467	2,422	656
Performance share units	1,128	690	1,177	851

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
The fair value of outstanding derivative contracts recorded as assets and liabilities on the Company's Condensed Consolidated Balance Sheets was as follows:

(In thousands)	Balance Sheet Location	Fair Value of Derivatives Designated as Hedging Instruments	Fair Value of Derivatives Not Designated as Hedging Instruments	Total Fair Value
June 30, 2022
Asset derivatives (Level 2):
Foreign currency exchange forward contracts	Other current assets	$1,710	$16,075	$17,785
Total		$1,710	$16,075	$17,785

Liability derivatives (Level 2):
Foreign currency exchange forward contracts	Other current liabilities	$465	$502	$967
Interest rate swaps	Other current liabilities	423	—	423
Total		$888	$502	$1,390
December 31, 2021
Asset derivatives (Level 2):
Foreign currency exchange forward contracts	Other current assets	$719	$1,405	$2,124
Total		$719	$1,405	$2,124
Liability derivatives (Level 2):
Foreign currency exchange forward contracts	Other current liabilities	$560	$2,905	$3,465
Interest rate swaps	Other current liabilities	4,157	—	4,157
Total		$4,717	$2,905	$7,622

All of the Company's derivatives are recorded on the Condensed Consolidated Balance Sheets at gross amounts and do not offset. All of the Company's interest rate swaps and certain foreign currency exchange forward contracts are transacted under ISDA documentation. Each ISDA master agreement permits the net settlement of amounts owed in the event of default. The Company's derivative assets and liabilities subject to enforceable master netting arrangements, if offset, would have resulted in a net asset of $2.2 million and $0.9 million at June 30, 2022 and December 31, 2021, respectively.
The effect of derivative instruments on the Company's Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Comprehensive Income (Loss) was as follows:
Derivatives Designated as Hedging Instruments

	Amount Recognized in OCI on Derivatives		Location of Amount Reclassified from AOCI into Income	Amount Reclassified from AOCI into Income - Effective Portion or Equity
	Three Months Ended			Three Months Ended
	June 30			June 30
(In thousands)	2022	2021		2022	2021
Foreign currency exchange forward contracts	$957	$(440)	Income (loss) from discontinued businesses	$(998)	$3
Interest rate swaps	—	(33)	Interest expense	1,061	862
	$957	$(473)		$63	$865

	Amount Recognized in OCI on Derivatives		Location of Amount Reclassified from AOCI into Income	Amount Reclassified from AOCI into Income - Effective Portion or Equity
	Six Months Ended			Six Months Ended
	June 30			June 30
(In thousands)	2022	2021		2022	2021
Foreign currency exchange forward contracts	$1,966	$(441)	Income (loss) from discontinued businesses	$(1,586)	$(47)
Interest rate swaps	—	(14)	Interest expense	2,111	1,727
	$1,966	$(455)		$525	$1,680

The location and amount of gain (loss) recognized on the Company's Condensed Consolidated Statements of Operations was as follows:

	Three Months Ended
	June 30
	2022		2021
(in thousands)	Interest Expense	Income (loss) from Discontinued Businesses	Interest Expense	Income (loss) from Discontinued Businesses
Total amounts in the Condensed Consolidated Statement of Operations in which the effects of derivatives designated as hedging instruments are recorded	$(16,692)	$1,109	$(15,643)	$4,848
Interest rate swaps:
Gain or (loss) reclassified from AOCI into income	(1,061)	—	(862)	—
Amount recognized in earnings due to ineffectiveness	720	—	—	—
Foreign exchange contracts:
Gain or (loss) reclassified from AOCI into income		998	—	(3)
Amount excluded from effectiveness testing recognized in earnings based on changes in fair value		(23)	—	9
Amount excluded from the effectiveness testing recognized in earnings based on an amortization approach		(3)	—	1

	Six Months Ended
	June 30
	2022		2021
(in thousands)	Interest Expense	Loss from Discontinued Businesses	Interest Expense	Income From Discontinued Operations
Total amounts in the Condensed Consolidated Statement of Operations in which the effects of cash flow hedges are recorded	$(31,784)	$(31,397)	$(31,899)	$6,548
Interest rate swaps:
Gain or (loss) reclassified from AOCI into income	(2,111)	—	(1,727)	—
Amount recognized in earnings due to ineffectiveness	1,611	—	—	—
Foreign exchange contracts:
Gain or (loss) reclassified from AOCI into income	—	1,586	—	47
Amount excluded from effectiveness testing recognized in earnings based on changes in fair value	—	(64)	—	38
Amount excluded from the effectiveness testing recognized in earnings based on an amortization approach	—	(5)	—	—

Derivatives Not Designated as Hedging Instruments

	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives (a)
		Three Months Ended		Six Months Ended
		June 30		June 30
(In thousands)		2022	2021	2022	2021
Foreign currency exchange forward contracts	Cost of services and products sold	$18,234	$(740)	$22,072	$4,004
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
The recognized gains and losses offset amounts recognized in cost of services and products sold principally as a result of intercompany or third-party foreign currency exposures. At June 30, 2022 and December 31, 2021 the notional amounts of foreign currency exchange forward contracts were $450.9 million and $425.8 million, respectively. These contracts are primarily denominated in British Pound Sterling and Euros and mature through September 2023.
In addition to foreign currency exchange forward contracts, the Company designates certain loans as hedges of net investments in international subsidiaries. The Company recorded pre-tax net losses of $0.6 million and $1.2 million for the three and six months ended June 30, 2022, respectively, and pre-tax net gains of $0.3 million and $3.6 million for the three and six months ended June 30, 2021, respectively, in AOCI.

Interest Rate Swaps
The Company uses interest rate swaps in conjunction with certain variable rate debt issuances in order to secure a fixed interest rate. Changes in the fair value attributed to the effect of the swaps’ interest spread and changes in the credit worthiness of the counter-parties are recorded in AOCI and are reclassified into income as interest payments are made.

At June 30, 2022, the Company had a series of interest rate swaps that are in effect through 2022 and have the effect of converting $200.0 million of the Term Loan Facility from floating-rate to fixed-rate. The fixed rates provided by the swaps replace the adjusted LIBOR rate in the interest calculation to 3.12% for 2022. In the fourth quarter of 2021, the interest rate swaps were deemed ineffective and, thus, the subsequent changes in fair value continue to be recorded in earnings in the current period. The amounts previously recorded in AOCI will continue to be amortized into earnings over the remaining maturity of the interest rate swap.

Fair Value of Other Financial Instruments
The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and short-term borrowings approximate fair value due to the short-term maturities of these assets and liabilities. At June 30, 2022 and December 31, 2021, the total fair value of long-term debt and current maturities (excluding deferred financing costs) was $1,202.8 million and $1,394.2 million, respectively, compared with a carrying value of $1,337.4 million and $1,387.9 million, respectively.  Fair values for debt are based on pricing models using market-based inputs (Level 2) for similar issues or on the current rates offered to the Company for debt of the same remaining maturities.

15. Review of Operations by Segment

	Three Months Ended		Six Months Ended
	June 30		June 30
(In thousands)	2022	2021	2022	2021
Revenues From Continuing Operations
Harsco Environmental	$277,599	$272,546	$539,650	$530,532
Harsco Clean Earth	203,453	196,128	394,199	385,407
Total Revenues From Continuing Operations	$481,052	$468,674	$933,849	$915,939
Operating Income (Loss) From Continuing Operations
Harsco Environmental	$23,547	$30,223	$41,814	$56,158
Harsco Clean Earth	(111,668)	7,386	(112,965)	10,564
Corporate	(8,882)	(11,344)	(18,104)	(21,339)
Total Operating Income From Continuing Operations	$(97,003)	$26,265	$(89,255)	$45,383
Depreciation
Harsco Environmental	$27,467	$25,550	$55,539	$51,267
Harsco Clean Earth	4,536	4,905	9,637	10,242
Corporate	460	494	891	977
Total Depreciation	$32,463	$30,949	$66,067	$62,486
Amortization
Harsco Environmental	$1,714	$2,035	$3,542	$4,083
Harsco Clean Earth	6,131	6,063	12,206	12,146
Corporate (a)	636	633	1,319	1,384
Total Amortization	$8,481	$8,731	$17,067	$17,613
Capital Expenditures
Harsco Environmental	$23,585	$35,993	$48,375	$60,412
Harsco Clean Earth	3,550	4,725	10,246	7,255
Corporate	1,172	111	2,138	179
Total Capital Expenditures	$28,307	$40,829	$60,759	$67,846
(a)     Amortization expense on Corporate relates to the amortization of deferred financing costs.

Reconciliation of Segment Operating Income to Income (Loss) From Continuing Operations Before Income Taxes and Equity Income

	Three Months Ended		Six Months Ended
	June 30		June 30
(In thousands)	2022	2021	2022	2021
Segment operating income	$(88,121)	$37,609	$(71,151)	$66,722
General Corporate expense	(8,882)	(11,344)	(18,104)	(21,339)
Operating income (loss) from continuing operations	(97,003)	26,265	(89,255)	45,383
Interest income	693	577	1,337	1,124
Interest expense	(16,692)	(15,643)	(31,784)	(31,899)
Facility fees and debt-related income (expense)	2,149	(50)	1,617	(5,308)
Defined benefit pension income	2,247	3,956	4,657	7,890
Income (loss) from continuing operations before income taxes and equity income	$(108,606)	$15,105	$(113,428)	$17,190

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

A summary of the Company's revenues by primary geographical markets as well as by key product and service groups is as follows:

	Three Months Ended
	June 30, 2022
(In thousands)	Harsco Environmental Segment	Harsco Clean Earth Segment	Consolidated Totals
Primary Geographical Markets (a):
North America	$80,709	$203,453	$284,162
Western Europe	99,591	—	99,591
Latin America (b)	39,202	—	39,202
Asia-Pacific	31,950	—	31,950
Middle East and Africa	20,762	—	20,762
Eastern Europe	5,385	—	5,385
Total Revenues	$277,599	$203,453	$481,052
Key Product and Service Groups:
Environmental services related to resource recovery for metals manufacturing and related logistical services	$236,165	$—	$236,165
Ecoproducts	38,083	—	38,083
Environmental systems for aluminum dross and scrap processing	3,351	—	3,351
Waste processing, recycling, reuse and transportation solutions	—	203,453	203,453
Total Revenues	$277,599	$203,453	$481,052

	Three Months Ended
	June 30, 2021
(In thousands)	Harsco Environmental Segment	Harsco Clean Earth Segment	Consolidated Totals
Primary Geographical Markets (a):
North America	$69,735	$196,128	$265,863
Western Europe	116,981	—	116,981
Latin America (b)	33,799	—	33,799
Asia-Pacific	26,922	—	26,922
Middle East and Africa	19,873	—	19,873
Eastern Europe	5,236	—	5,236
Total Revenues	$272,546	$196,128	$468,674
Key Product and Service Groups:
Environmental services related to resource recovery for metals manufacturing and related logistical services	$233,523	$—	$233,523
Ecoproducts	34,830	—	34,830
Environmental systems for aluminum dross and scrap processing	4,193	—	4,193
Waste processing, recycling, reuse and transportation solutions	—	196,128	196,128
Total Revenues	$272,546	$196,128	$468,674

	Six Months Ended
	June 30, 2022
(In thousands)	Harsco Environmental Segment	Harsco Clean Earth Segment	Consolidated Totals
Primary Geographical Markets (a):
North America	$151,788	$394,199	$545,987
Western Europe	201,670	—	201,670
Latin America (b)	75,007	—	75,007
Asia-Pacific	60,018	—	60,018
Middle East and Africa	40,648	—	40,648
Eastern Europe	10,519	—	10,519
Total Revenues	$539,650	$394,199	$933,849

	Six Months Ended
	June 30, 2022
Key Product and Service Groups:
Environmental services related to resource recovery for metals manufacturing and related logistical services	$463,854	$—	$463,854
Ecoproducts	70,048	—	70,048
Environmental systems for aluminum dross and scrap processing	5,748	—	5,748
Waste processing, recycling, reuse and transportation solutions	—	394,199	394,199
Total Revenues	$539,650	$394,199	$933,849

	Six Months Ended
	June 30, 2021
(In thousands)	Harsco Environmental Segment	Harsco Clean Earth Segment	Consolidated Totals
Primary Geographical Markets (a):
North America	$136,916	$385,407	$522,323
Western Europe	229,152	—	229,152
Latin America (b)	64,452	—	64,452
Asia-Pacific	50,292	—	50,292
Middle East and Africa	39,994	—	39,994
Eastern Europe	9,726	—	9,726
Total Revenues	$530,532	$385,407	$915,939

Key Product and Service Groups:
Environmental services related to resource recovery for metals manufacturing and related logistical services	$458,583	$—	$458,583
Ecoproducts	64,615	—	64,615
Environmental systems for aluminum dross and scrap processing	7,334	—	7,334
Waste processing, recycling, reuse and transportation solutions	—	385,407	385,407
Total Revenues	$530,532	$385,407	$915,939
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

The Company had contract assets totaling $3.9 million and $3.1 million at June 30, 2022 and December 31, 2021, respectively. The increase is due principally to additional contract assets recognized in excess of the transfer of contract assets to accounts receivable. The Company had advances on contracts totaling $4.2 million and $4.1 million at June 30, 2022 and December 31, 2021, respectively. During the three and six months ended June 30, 2022, the Company recognized approximately $7 million and $10 million, respectively, of revenue related to amounts previously included in advances on contracts. During the three and six months ended June 30, 2021, the Company recognized approximately $4 million and $6 million, respectively, of revenue related to amounts previously included in advances on contracts.
At June 30, 2022 the Harsco Environmental Segment had remaining, fixed, unsatisfied performance obligations where the expected contract duration exceeds one year totaling $69.2 million. Of this amount, $19.2 million is expected to be fulfilled by June 30, 2023, $17.6 million by June 30, 2024, $17.1 million by June 30, 2025, $9.0 million by June 30, 2026 and the remainder thereafter. These amounts exclude any variable fees, fixed fees subject to indexation and any performance obligations expected to be satisfied within one year.

17.   Other (Income) Expenses, Net

The major components of this Condensed Consolidated Statements of Operations caption were as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
(In thousands)	2022	2021	2022	2021
Employee termination benefit costs	$605	$656	$297	$1,166
Other costs to exit activities	477	400	1,058	638
Impaired asset write-downs	296	140	355	162
Net gains	(92)	(5,354)	(1,904)	(7,047)
Other	759	(9)	1,060	(77)
Other (income) expenses, net	$2,045	$(4,167)	$866	$(5,158)

18. Components of Accumulated Other Comprehensive Loss
AOCI is included on the Condensed Consolidated Statements of Stockholders' Equity. The components of AOCI, net of the effect of income taxes, and activity for the six months ended June 30, 2021 and 2022 was as follows:

	Components of AOCI, Net of Tax
(In thousands)	Cumulative Foreign Exchange Translation Adjustments		Effective Portion of Derivatives Designated as Hedging Instruments		Cumulative Unrecognized Actuarial Losses on Pension Obligations		Unrealized Gain (Loss) on Marketable Securities	Total
Balance at December 31, 2020	$(125,392)		$(5,840)		$(514,500)		$(9)	$(645,741)
OCI before reclassifications	12,150	(a)	(259)	(b)	(5,451)	(a)	25	6,465
Amounts reclassified from AOCI, net of tax	—		1,182		11,495		—	12,677
Total OCI	12,150		923		6,044		25	19,142
Less: OCI attributable to noncontrolling interests	(393)		—		—		—	(393)
OCI attributable to Harsco Corporation	12,543		923		6,044		25	19,535
Balance at June 30, 2021	$(112,849)		$(4,917)		$(508,456)		$16	$(626,206)

	Components of AOCI, Net of Tax
(In thousands)	Cumulative Foreign Exchange Translation Adjustments		Effective Portion of Derivatives Designated as Hedging Instruments		Cumulative Unrecognized Actuarial Losses on Pension Obligations		Unrealized Gain (Loss) on Marketable Securities	Total
Balance at December 31, 2021	$(134,889)		$(3,024)		$(422,248)		$22	$(560,139)
OCI before reclassifications	(61,493)	(a)	1,692	(b)	33,697	(a)	(13)	(26,117)
Amounts reclassified from AOCI, net of tax	—		168		8,831		—	8,999
Total OCI	(61,493)		1,860		42,528		(13)	(17,118)
Less: OCI attributable to noncontrolling interests	(3,385)		—		—		—	(3,385)
OCI attributable to Harsco Corporation	(58,108)		1,860		42,528		(13)	(13,733)
Balance at June 30, 2022	$(192,997)		$(1,164)		$(379,720)		$9	$(573,872)
(a)    Principally foreign currency fluctuation.
(b)     Net change from periodic revaluations.

Amounts reclassified from AOCI were as follows:

(In thousands)	Three Months Ended		Six Months Ended		Location on the Condensed Consolidated Statements of Operations
	June 30		June 30
	2022	2021	2022	2021
Amortization of cash flow hedging instruments:
Foreign currency exchange forward contracts	$(998)	$3	$(1,586)	$(47)	Income (loss) from discontinued operations
Interest rate swaps	1,061	862	2,111	1,727	Interest expense
Total before taxes	63	865	525	1,680
Income taxes	(233)	(253)	(357)	(498)
Total reclassification of cash flow hedging instruments, net of tax	$(170)	$612	$168	$1,182

Amortization of defined benefit pension items (c):
Actuarial losses	$4,496	$6,007	$9,223	$11,955	Defined benefit pension income
Prior service costs	113	129	233	256	Defined benefit pension income
Total before taxes	4,609	6,136	9,456	12,211
Income taxes	(312)	(358)	(625)	(716)
Total reclassification of defined benefit pension items, net of tax	$4,297	$5,778	$8,831	$11,495
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
Factors that could cause actual results to differ, perhaps materially, from those implied by forward-looking statements include, but are not limited to: (1) changes in the worldwide business environment in which the Company operates, including changes in general economic conditions or changes due to COVID-19 and governmental and market reactions to COVID-19; (2) changes in currency exchange rates, interest rates, commodity and fuel costs and capital costs; (3) changes in the performance of equity and bond markets that could affect, among other things, the valuation of the assets in the Company's pension plans and the accounting for pension assets, liabilities and expenses; (4) changes in governmental laws and regulations, including environmental, occupational health and safety, tax and import tariff standards and amounts; (5) market and competitive changes, including pricing pressures, market demand and acceptance for new products, services and technologies; (6) the Company's inability or failure to protect its intellectual property rights from infringement in one or more of the many countries in which the Company operates; (7) failure to effectively prevent, detect or recover from breaches in the Company's cybersecurity infrastructure; (8) unforeseen business disruptions in one or more of the many countries in which the Company operates due to political instability, civil disobedience, armed hostilities, public health issues or other calamities; (9) disruptions associated with labor disputes and increased operating costs associated with union organization; (10) the seasonal nature of the Company's business; (11) the Company's ability to successfully enter into new contracts and complete new acquisitions or strategic ventures in the time-frame contemplated, or at all; (12) the Company's ability to negotiate, complete, and integrate strategic transactions; (13) failure to complete a process for the divestiture of the Rail division, as announced on November 2, 2021 on satisfactory terms, or at all; (14) potential severe volatility in the capital or commodity markets; (15) failure to retain key management and employees; (16) the outcome of any disputes with customers, contractors and subcontractors; (17) the financial condition of the Company's customers, including the ability of customers (especially those that may be highly leveraged, have inadequate liquidity or whose business is significantly impacted by COVID-19) to maintain their credit availability; (18) implementation of environmental remediation matters; (19) risk and uncertainty associated with intangible assets; (20) the risk that the Company may be unable to implement fully and successfully the expected incremental actions at the Harsco Clean Earth Segment due to market conditions or otherwise and may fail to deliver the expected resulting benefits; and (21) other risk factors listed from time to time in the Company's SEC reports. A further discussion of these, along with other potential risk factors, can be found in Part II, Item 1A, "Risk Factors," below, as well as Part I, Item 1A, "Risk Factors," of the Company's Annual Report on Form 10-K for the year ended December 31, 2021. The Company cautions that these factors may not be exhaustive and that many of these factors are beyond the Company's ability to control or predict. Accordingly, forward-looking statements should not be relied upon as a prediction of actual results. The Company undertakes no duty to update forward-looking statements except as may be required by law.

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

The Company maintains a positive long-term outlook across all businesses supported by favorable underlying growth characteristics in its businesses and investments by the Company to further supplement growth. Please refer to Part I, Item 1A, "Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2021 for additional information related to the potential impacts of COVID-19 on the Company.

•Harsco Environmental's 2022 results are expected to be modestly below prior-year performance primarily due to the impacts of foreign exchange translation. Higher environmental services demand and growth in ecoproducts, as well as benefit from new service contracts, are expected to be fully offset by the impacts of foreign exchange translation, inflation, and exited contracts. The global steel market is in the process of rebalancing because of the Russia-Ukraine conflict, however the impacts on the Company are currently anticipated to be limited. Harsco Environmental is anticipated to realize improved year-over-year performance in the second-half of 2022, and over the longer-term, the Company expects that the Harsco Environmental Segment's growth will be driven by economic growth that supports higher global steel consumption as well as investments and innovation that support the environmental solutions needs of customers.
•Harsco Clean Earth results in 2022 are anticipated to be below prior-year levels due to unprecedented inflation in certain operating costs, including transportation, containers and disposal, and challenges related to labor availability. These impacts will be partially offset by commercial initiatives and cost-reduction actions. Clean Earth recently implemented a number of actions to improve profitability in the second half of 2022. These actions include price increases and additional cost and efficiency initiatives focused on mitigating the impact of these inflationary costs. Clean Earth is not expecting to fully offset this underlying inflation until early 2023. As a result of lower earnings expectations and higher discount, the Company recognized a goodwill impairment charge of $104.6 million in the second quarter of 2022. Long term, the Company expects this segment to benefit from positive underlying market trends and further growth opportunities, as well as from the less cyclical and recurring nature of this business.

Results of Operations

Segment Results

	Three Months Ended		Six Months Ended
	June 30		June 30
(In millions, except percentages)	2022	2021	2022	2021
Revenues:
Harsco Environmental	$277.6	$272.5	$539.7	$530.5
Harsco Clean Earth	203.5	196.1	394.2	385.4
Total Revenues	$481.1	$468.7	$933.8	$915.9
Operating Income (Loss):
Harsco Environmental	$23.5	$30.2	$41.8	$56.2
Harsco Clean Earth	(111.7)	7.4	(113.0)	10.6
Corporate	(8.9)	(11.3)	(18.1)	(21.3)
Total Operating Income	$(97.0)	$26.3	$(89.3)	$45.4
Operating Margins:
Harsco Environmental	8.5%	11.1%	7.7%	10.6%
Harsco Clean Earth	(54.9)%	3.8%	(28.7)%	2.7%
Consolidated Operating Margin	(20.2)%	5.6%	(9.6)%	5.0%

Harsco Environmental Segment:

	June 30, 2022
Significant Effects on Revenues (In millions)	Three Months Ended	Six Months Ended
Revenues — 2021	$272.5	$530.5
Net effects of price/volume changes, primarily attributable to volume changes	25.6	44.3
Impact of foreign currency translation	(19.6)	(26.8)
Net impact of new and lost contracts	(0.4)	(7.2)
Other	(0.5)	(1.1)
Revenues — 2022	$277.6	$539.7

The following factors contributed to the changes in operating income during the three and six months ended June 30, 2022.

Factors Positively Affecting Operating Income:
•Operating income was positively affected by increased revenue under environmental services contracts due, in part, to improved overall steel production by customers for the three and six months ended June 30, 2022.
•Operating income was positively affected by higher contributions from certain ecoproducts of $2.5 million and $1.1 million for the three and six months ended June 30, 2022.

Factors Negatively Impacting Operating Income:
•Lower asset sale gains of $5.3 million and $6.0 million during the three and six months ended June 30,2022, respectively, as compared to the three and six months ended June 30, 2021.
•Lower recovery of Brazil non-income tax expense of $1.4 million and $2.4 million during the three and six months ended June 30, 2022, respectively, as compared to the three and six months ended June 30, 2021.
•Foreign currency translation reduced operating income by $2.7 million and $2.9 million during the three and six months ended June 30, 2022, respectively.
•Impact of cost increases relating to raw materials, labor, maintenance, and freight due to inflation, including the impact of increased fuel costs on existing contracts of $5.4 million and $8.9 million for the three and six months ended June 30, 2022, respectively.

Harsco Clean Earth Segment:

	June 30, 2022
Significant Effects on Revenues (In millions)	Three Months Ended	Six Months Ended
Revenues—2021	$196.1	$385.4
Net effects of price/volume changes	7.5	9.0
Other	(0.1)	(0.2)
Revenues — 2022	$203.5	$394.2

The following factors contributed to the changes in operating income (loss) during the three and six months ended June 30, 2022.

Factors Positively Affecting Operating Income:
•Lower selling, general and administrative expense ("SG&A") of $2.1 million due principally to a reduction in professional fees for the six months ended June 30, 2022, when compared to the six months ended June 30, 2021.

Factors Negatively Impacting Operating Income:
•Goodwill impairment charge of $104.6 million recorded during the three and six months ended June 30, 2022.
•Impact of cost inflation on transportation, disposal, container and fuel costs, partially offset by favorable volume and price in the hazardous waste business decreased operating income by $10.5 million and $17.1 million for the three and six months ended June 30, 2022, respectively.

Consolidated Results

	June 30
	Three Months Ended		Six Months Ended
(In millions, except per share amounts)	2022	2021	2022	2021
Total revenues	$481.1	$468.7	$933.8	$915.9
Cost of services and products sold	403.2	375.4	780.2	732.8
Selling, general and administrative expenses	67.9	70.8	137.1	142.4
Research and development expenses	0.3	0.3	0.4	0.5
Goodwill impairment charge	104.6	—	104.6	—
Other (income) expenses, net	2.0	(4.2)	0.9	(5.2)
Operating income (loss) from continuing operations	(97.0)	26.3	(89.3)	45.4
Interest income	0.7	0.6	1.3	1.1
Interest expense	(16.7)	(15.6)	(31.8)	(31.9)
Facility fees and debt-related income (expense)	2.1	(0.1)	1.6	(5.3)
Defined benefit pension income	2.2	4.0	4.7	7.9
Income tax benefit (expense) from continuing operations	3.1	(4.8)	1.9	(6.9)
Equity income (loss) of unconsolidated entities, net	(0.1)	(0.1)	(0.2)	(0.2)
Income (loss) from continuing operations	(105.6)	10.2	(111.8)	10.1
Income (loss) from discontinued businesses	1.9	8.2	(37.2)	11.6
Income tax benefit (expense) related to discontinued operations	(0.8)	(3.4)	5.8	(5.1)
Income (loss) from discontinued operations, net of tax	1.1	4.8	(31.4)	6.5
Net income (loss)	(104.5)	15.1	(143.2)	16.6
Total other comprehensive income (loss)	(29.1)	17.9	(17.1)	19.1
Total comprehensive income (loss)	(133.6)	33.0	(160.3)	35.8
Diluted earnings (loss) per common share from continuing operations attributable to Harsco Corporation common stockholders	(1.34)	0.11	(1.44)	0.09
Effective income tax rate for continuing operations	2.9%	31.8%	1.7%	40.1%

Comparative Analysis of Consolidated Results

Revenues
Revenues for the second quarter of 2022 increased $12.4 million, or 2.6%, from the second quarter of 2021. Revenues for the six months ended June 30, 2022 increased $17.9 million, or 2.0%, from the six months ended June 30, 2021. Foreign currency translation decreased revenues by $19.6 million and $26.8 million for the second quarter and six months ended June 30, 2022, respectively, compared with the same period in the prior year. Refer to the discussion of segment results above for information pertaining to factors positively affecting and negatively impacting revenues.

Cost of Services and Products Sold
Cost of services and products sold for the second quarter of 2022 increased $27.8 million, or 7.4%, from the second quarter of 2021. Costs of services and products sold for the six months ended June 30, 2022 increased $47.4 million, or 6.5%, from the six months ended June 30, 2021. The changes in cost of services and products sold were attributable to the following significant items:

	June 30, 2022
(In millions)	Three Months Ended	Six Months Ended
Change in costs due to changes in revenues volume	$23.3	$32.4
Changes in costs due to change in prices, including materials, labor, fuel, transportation and maintenance	17.6	31.6
Impact of foreign currency translation	(16.4)	(23.0)
Other	3.3	6.4
Total change in cost of services and products sold — 2022 vs. 2021	$27.8	$47.4

Selling, General and Administrative Expenses
SG&A for the second quarter of 2022 decreased $2.9 million, or 4.1%, from the second quarter of 2021. SG&A for the six months ended June 30, 2022 decreased $5.3 million, or 3.7%, from the six months ended June 30, 2021. The decreases during the three and six months ended June 30, 2022 are due principally to a reduction of professional fees of $1.5 million and $4.4 million, respectively, in the Clean Earth and Corporate segments.

Goodwill Impairment Charge
In the second quarter of 2022, the Company recorded a goodwill impairment charge of $104.6 million in the Harsco Clean Earth Segment. See Note 8, Goodwill and Other Intangible Assets, in Part I, Item 1, Financial Statements for further discussion regarding the goodwill impairment charge.

Other (Income) Expenses, Net
The major components of this Condensed Consolidated Statements of Operations caption are as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
(In thousands)	2022	2021	2022	2021
Employee termination benefit costs	$605	$656	$297	$1,166
Other costs to exit activities	477	400	1,058	638
Impaired asset write-downs	296	140	355	162
Net gains	(92)	(5,354)	(1,904)	(7,047)
Other	759	(9)	1,060	(77)
Other (income) expenses, net	$2,045	$(4,167)	$866	$(5,158)

Interest Expense
Interest expense during the second quarter of 2022 increased by $1.0 million, compared to the second quarter of 2021. Interest expense during the six months ended June 30, 2022 decreased by $0.1 million, compared with the six months ended June 30, 2021. The increase in the second quarter of 2022 primarily relates to higher weighted average interest rates, in addition to higher borrowings, related to the amended Senior Secured Credit Facilities.
Facility Fees and Debt-Related Income (Expense)
During the three and six months ended June 30, 2022, the Company recognized income of $2.1 million and $1.6 million, respectively, related to a $2.3 million gain on the repurchase of $25.0 million of Senior Notes recognized in the second quarter of 2022, partially offset by fees to amend the Senior Secured Credit Facilities. See Note 1, Basis of Presentation, in Part I, Item 1, Financial Statements.

During the three and six months ended June 30, 2021, the Company recognized $0.1 million and $5.3 million, respectively, of fees and other costs primarily related to the amended Senior Secured Credit Facilities.

Defined Benefit Pension Income
Defined benefit pension income for the second quarter of 2022 was $2.2 million, compared with defined benefit pension income of $4.0 million during the second quarter of 2021. Defined benefit pension income for the six months ended June 30, 2022 was $4.7 million, compared with defined benefit pension income of $7.9 million for the six months ended June 30, 2021. The decrease is primarily the result of a lower assumed rate of return on plan assets at December 31, 2021.

Income Tax Benefit (Expense)
Income tax benefit from continuing operations for the three and six months ended of 2022 was $3.1 million and $1.9 million, respectively. Income tax expense from continuing operations for the three and six months ended June 30, 2021 was $4.8 million and $6.9 million, respectively. This change is the result of lower taxable income, primarily resulting from decreased operating income as a result of cost increases due to inflation and labor shortages, and the tax benefit on a portion of the Harsco Clean Earth Segment goodwill impairment.

Income (Loss) from Continuing Operations
Loss from continuing operations was $105.6 million and $111.8 million for the three and six months ended June 30, 2022, respectively, compared to income from continuing operations of $10.2 million and $10.1 million for the three and six months ended June 30, 2021, respectively. The primary drivers for these increases are noted above.

Income (Loss) from Discontinued Operations
The operating results of the former Harsco Rail Segment and costs directly attributable to the sale of the business, have been reflected as discontinued operations in the Company's Condensed Consolidated Statement of Operations for all periods presented. In addition, this caption includes costs directly attributable to retained contingent liabilities of other previously disposed businesses. The decrease in income during the three and six months ended June 30, 2022 was related primarily to the recognition of additional forward estimated loss provisions of $0.3 million and $35.4 million, respectively, for certain contracts in the Rail business as well lower business performance due to reduced revenue for railway track maintenance equipment, when compared to the three and six months ended June 30, 2021. It is possible that the Company's overall estimate of liquidated damages, penalties and costs to complete these contracts may increase, which would result in an additional estimated forward loss provision at such time. See Note 3, Dispositions, in Part I, Item 1, Financial Statements.

Total Other Comprehensive Income (Loss)
Total other comprehensive loss was $29.1 million and $17.1 million in the three and six months ended June 30, 2022, respectively, compared with total other comprehensive income of $17.9 million and $19.1 million in the three and six months ended of June 30, 2021, respectively. The primary driver of these changes is the fluctuation of the U.S. dollar against certain currencies inclusive of the impact of foreign currency translation of cumulative unrecognized actuarial losses on the Company’s pension obligations, reflective of the strengthening of the U.S dollar in the first six months of 2022.

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

The Company’s cash flows from operating, investing and financing activities, as reflected on the Condensed Consolidated Statements of Cash Flows, are summarized in the following table:

	Six Months Ended
	June 30
(In millions)	2022	2021
Net cash provided (used) by:
Operating activities	$117.7	$13.5
Investing activities	(43.7)	(53.2)
Financing activities	(54.6)	41.8
Effect of exchange rate changes on cash and cash equivalents, including restricted cash	(5.8)	0.5
Net change in cash and cash equivalents, including restricted cash	$13.7	$2.6
Net cash provided by operating activities — Net cash used by operating activities in the first six months of 2022 was $117.7 million, an increase in cash flows of $104.2 million from the first six months of 2021. The primary drivers of this increase is due to the sale of $120 million of its accounts receivable through its AR Facility with PNC and favorable changes in working capital partially offset by lower cash net income. The primary drivers of the favorable change in working capital included a decrease in contract assets in the Rail business and the timing of accounts payable in all segments, including the Rail business and Corporate, partially offset by an unfavorable change in accounts receivable not sold to PNC and the timing of inventory.

Net cash used by investing activities — Net cash used by investing activities in the first six months of 2022 was $43.7 million, an increase in cash flows of $9.5 million from the cash used in the first six months of 2021. The increase is primarily due to decreased capital expenditure purchases and higher net proceeds received from the settlement of foreign currency forward exchange contracts, partially offset by a decrease in the proceeds from sales of assets in the Harsco Environmental Segment and payments made for settlements of interest rate swaps.

Net cash (used) provided by financing activities — Net cash used by financing activities in the first six months of 2022 was $54.6 million, a decrease of $96.4 million from the first six months of 2021. The decrease was primarily due to lower net cash borrowings of $104.4 million in the first six months of 2022 resulting from the use of the AR Facility proceeds to reduce long-term debt.

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

AR Facility
The Company maintains a trade receivables securitization facility to accelerate cash flows from trade accounts receivable. Under the AR Facility, the Company and its designated subsidiaries continuously sell their trade receivables as they are originated to the wholly-owned bankruptcy-remote SPE. During the six months ended June 30, 2022, the Company received proceeds of $120.0 million related to the facility.

Summary of Senior Secured Credit Facilities and Notes: (In millions)	June 30 2022	December 31 2021
By type:
New Term Loan	$495.0	$497.5
Revolving Credit Facility	341.0	362.0
5.75% Senior Notes	475.0	500.0
Total	$1,311.0	$1,359.5
By classification:
Current	$5.0	$5.0
Long-term	1,306.0	1,354.5
Total	$1,311.0	$1,359.5

	June 30, 2022
(In millions)	Facility Limit	Outstanding Balance	Outstanding Letters of Credit	Available Credit
Revolving credit facility (a U.S.-based program)	$700.0	$341.0	$29.8	$329.2

Debt Covenants
The Senior Secured Credit Facilities contain a consolidated net debt to consolidated adjusted EBITDA ratio covenant, which is not to exceed 5.50 for the quarter ending June 30, 2022 and then decreasing quarterly until reaching 4.00 on December 31, 2023, and a minimum consolidated adjusted EBITDA to consolidated interest charges ratio covenant, which is not to be less than 3.0.  At June 30, 2022 the Company was in compliance with these covenants, as the total net debt to adjusted EBITDA ratio (as defined in the Credit Agreement) was 4.98 and total interest coverage ratio was 3.8. Based on balances and covenants in effect at June 30, 2022 the Company could increase net debt by $131.0 million and remain in compliance with these debt covenants. Alternatively, adjusted EBITDA could decrease by $23.8 million, and the Company would remain in compliance with these covenants. The Company believes it will continue to maintain compliance with these covenants based on its current outlook.  However, the Company’s estimates of compliance with these covenants could change in the future with a continued deterioration in economic conditions or an inability to successfully execute its plans to realize increased pricing and to implement cost reduction initiatives that substantially mitigate the impacts of inflation and other factors adversely impacting its realized operating margins.

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

At June 30, 2022, the Company's consolidated cash and cash equivalents included $94.8 million held by non-U.S. subsidiaries. At June 30, 2022, approximately 13.7% of the Company's consolidated cash and cash equivalents had regulatory restrictions that would preclude the transfer of funds with and among subsidiaries. Non-U.S. subsidiaries also held $34.2 million of cash and cash equivalents in consolidated strategic ventures. The strategic venture agreements may require strategic venture partner approval to transfer funds with and among subsidiaries. While the Company's remaining non-U.S. cash and cash equivalents can be transferred with and among subsidiaries, the majority of these non-U.S. cash balances will be used to support the ongoing working capital needs and continued growth of the Company's non-U.S. operations.

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

ITEM 4.        CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of June 30, 2022, an evaluation was performed, under the supervision and with the participation of the Company’s management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a – 15 under the Securities and Exchange Act of 1934, as amended. Based upon that evaluation, such officers concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities and Exchange Act of 1934, as amended (1) is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and (2) is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

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

PART II — OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS
Information on legal proceedings is included in Note 12, Commitments and Contingencies, in Part I, Item 1, Financial Statements.

ITEM 1A.     RISK FACTORS
The Company's risk factors as of June 30, 2022 have not changed materially from those described in Part 1, Item 1A, "Risk Factors" of the Company's Annual Report on Form 10-K for the year ended December 31, 2021.

ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 6.        EXHIBITS

The following exhibits are included as part of this report by reference:

Exhibit Number	Description
10.1
Receivables Purchase Agreement, dated as of June 24, 2022, by and among Harsco Receivables LLC, Harsco Corporation, the person from time to time party thereto as purchasers, PNC Bank, National Association, as administrative agent, and PNC Capital Markets LLC, as structuring agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 24, 2022. Commission file Number 001-3970)

10.2
Purchase and Contribution Agreement, dated as of June 24, 2022, by and among Harsco Receivables LLC, Harsco Corporation, and various entities party thereto as originators (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated June 24, 2022. Commission file Number 001-3970)

10.3
Amendment No. 10 to Third Amended and Restated Credit Agreement and Second Amendment to Guarantee and Collateral Agreement, dated as of June 24, 2022, among Harsco Corporation, the Subsidiary Guarantors party thereto, Bank of America, N.A. as administrative agent and collateral agent, and the lenders party thereto (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated June 24, 2022. Commission File Number 001-03970)

10.4
Form of Restricted Stock Units Agreement (Non-Employee Director) (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2020. Commission file Number 001-3970)

31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chairman, President and Chief Executive Officer).
31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).
32	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chairman, President and Chief Executive Officer and Chief Financial Officer).
101.Def	Definition Linkbase Document
101.Pre	Presentation Linkbase Document
101.Lab	Labels Linkbase Document
101.Cal	Calculation Linkbase Document
101.Sch	Schema Document
101.Ins	Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HARSCO CORPORATION
(Registrant)

DATE	August 5, 2022	/s/ ANSHOOMAN AGA
Anshooman Aga
Senior Vice President and Chief Financial Officer
(On behalf of the registrant and as Principal Financial Officer)

DATE	August 5, 2022	/s/ SAMUEL C. FENICE
Samuel C. Fenice
Vice President and Corporate Controller
(Principal Accounting Officer)