Form 10-Q
period 2022-09-30
HARSCO CORP
filed 2022-11-01
CIK 45876

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2022
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐  NO ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2022
Common stock, par value $1.25 per share	79,474,631

HARSCO CORPORATION
FORM 10-Q

Glossary of Defined Terms

Unless the context requires otherwise, "Harsco," the "Company," "we," "our," or "us" refers to Harsco Corporation on a consolidated basis. The Company also uses several other terms in this Quarterly Report on Form 10-Q, which are further defined below:

Term	Description
AOCI	Accumulated Other Comprehensive Income (Loss)
CERCLA	Comprehensive Environmental Response, Compensation, and Liability Act of 1980
Consolidated Adjusted EBITDA	EBITDA as calculated in accordance with the Company's Credit Agreement
COVID-19	The COVID-19 coronavirus pandemic
Credit Agreement	Credit Agreement governing the Senior Secured Credit Facilities
DEA	United States Drug Enforcement Agency
Deutsche Bahn	National railway company in Germany
DTSC	California Department of Toxic Substances Control
EBITDA	Earnings before interest, tax, depreciation and amortization
ESOL	Stericycle Environmental Solutions business
FASB	Financial Accounting Standards Board
ICMS	Type of value-added tax in Brazil
IKG	The former Harsco Industrial IKG business
ISDA	International Swaps and Derivatives Association
LIBOR	London Interbank Offered Rates
Network Rail	Infrastructure manager for most of the railway in the U.K.
New Term Loan	$500 million term loan raised in March 2021 under the Senior Secured Credit Facilities, maturing on March 10, 2028
OCI	Other Comprehensive Income (Loss)
PA DEP	Pennsylvania Department of Environmental Protection
Revolving Credit Facility	Multi-year revolving credit facility under the Senior Secured Credit Facility, with a facility limit of $700 million
ROU	Right of use
SBB	Federal railway system of Switzerland
SCE	Supreme Council for Environment in Bahrain
SEC	Securities and Exchange Commission
Senior Notes	5.75% Notes due July 31, 2027
Senior Secured Credit Facilities	Primary source of borrowings comprised of the Revolving Credit Facility and the New Term Loan
SPRA	State Revenue Authorities from the State of São Paulo, Brazil
TSDF	Treatment, storage, and disposal facility permits issued under the Resource Conservation and Recovery Act
U.S. GAAP	Accounting principles generally accepted in the U.S.

PART I — FINANCIAL INFORMATION
ITEM 1.      FINANCIAL STATEMENTS

HARSCO CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands)	September 30 2022	December 31 2021
ASSETS
Current assets:
Cash and cash equivalents	$81,740	$82,908
Restricted cash	3,297	4,220
Trade accounts receivable, net	269,890	377,881
Other receivables	26,307	33,059
Inventories	80,714	70,493
Prepaid expenses	33,592	31,065
Current portion of assets held-for-sale	261,888	265,413
Other current assets	39,617	9,934
Total current assets	797,045	874,973
Property, plant and equipment, net	629,895	653,913
Right-of-use assets, net	104,227	101,576
Goodwill	744,780	883,109
Intangible assets, net	372,002	402,801
Deferred income tax assets	16,681	17,883
Assets held-for-sale	63,864	71,234
Other assets	42,901	48,419
Total assets	$2,771,395	$3,053,908
LIABILITIES
Current liabilities:
Short-term borrowings	$9,463	$7,748
Current maturities of long-term debt	16,784	10,226
Accounts payable	203,900	186,126
Accrued compensation	38,041	48,165
Income taxes payable	4,271	6,378
Current portion of operating lease liabilities	25,989	25,590
Current portion of liabilities of assets held-for-sale	157,231	161,999
Other current liabilities	136,019	155,159
Total current liabilities	591,698	601,391
Long-term debt	1,314,918	1,359,446
Retirement plan liabilities	49,286	93,693
Operating lease liabilities	77,304	74,571
Liabilities of assets held-for-sale	7,437	8,492
Environmental liabilities	26,678	28,435
Deferred tax liabilities	32,497	33,826
Other liabilities	45,442	48,284
Total liabilities	2,145,260	2,248,138
COMMITMENTS AND CONTINGENCIES
HARSCO CORPORATION STOCKHOLDERS’ EQUITY
Common stock	145,390	144,883
Additional paid-in capital	223,172	215,528
Accumulated other comprehensive loss	(596,764)	(560,139)
Retained earnings	1,651,159	1,794,510
Treasury stock	(848,439)	(846,622)
Total Harsco Corporation stockholders’ equity	574,518	748,160
Noncontrolling interests	51,617	57,610
Total equity	626,135	805,770
Total liabilities and equity	$2,771,395	$3,053,908
See accompanying notes to unaudited condensed consolidated financial statements.

HARSCO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended			Nine Months Ended
	September 30			September 30
(In thousands, except per share amounts)	2022	2021		2022		2021
Revenues from continuing operations:
Service revenues	$442,775	$430,824		$1,300,828		$1,274,814
Product revenues	44,139	39,561		119,935		111,510
Total revenues	486,914	470,385		1,420,763		1,386,324
Costs and expenses from continuing operations:
Cost of services sold	357,194	344,050		1,072,545		1,018,885
Cost of products sold	35,609	31,289		100,476		89,269
Selling, general and administrative expenses	64,146	70,629		201,234		213,048
Research and development expenses	193	331		545		811
Goodwill impairment charge	—	—		104,580		—
Other (income) expenses, net	(351)	(2,835)		515		(7,993)
Total costs and expenses	456,791	443,464		1,479,895		1,314,020
Operating income (loss) from continuing operations	30,123	26,921		(59,132)		72,304
Interest income	952	544		2,289		1,668
Interest expense	(19,751)	(15,741)		(51,535)		(47,640)
Facility fees and debt-related income (expense)	(2,511)	(198)		(894)		(5,506)
Defined benefit pension income	2,118	3,887		6,775		11,777
Income (loss) from continuing operations before income taxes and equity income	10,931	15,413		(102,497)		32,603
Income tax benefit (expense) from continuing operations	(9,376)	(7,816)		(7,482)		(14,714)
Equity income (loss) of unconsolidated entities, net	(128)	(293)		(373)		(488)
Income (loss) from continuing operations	1,427	7,304		(110,352)		17,401
Discontinued operations:
Income (loss) from discontinued businesses	1,993	1,301		(35,225)		12,904
Income tax benefit (expense) from discontinued businesses	(539)	1,223		5,282		(3,832)
Income (loss) from discontinued operations, net of tax	1,454	2,524		(29,943)		9,072
Net income (loss)	2,881	9,828		(140,295)		26,473
Less: Net (income) loss attributable to noncontrolling interests	(802)	(2,264)		(3,056)		(5,386)
Net income (loss) attributable to Harsco Corporation	$2,079	$7,564		$(143,351)		$21,087
Amounts attributable to Harsco Corporation common stockholders:
Income (loss) from continuing operations, net of tax	$625	$5,040		$(113,408)		$12,015
Income (loss) from discontinued operations, net of tax	1,454	2,524		(29,943)		9,072
Net income (loss) attributable to Harsco Corporation common stockholders	$2,079	$7,564		$(143,351)		$21,087
Weighted-average shares of common stock outstanding	79,531	79,287		79,469		79,214
Basic earnings (loss) per common share attributable to Harsco Corporation common stockholders:
Continuing operations	$0.01	$0.06		$(1.43)		$0.15
Discontinued operations	0.02	0.03		(0.38)		0.11
Basic earnings (loss) per share attributable to Harsco Corporation common stockholders	$0.03	$0.10	(a)	$(1.80)	(a)	$0.27	(a)
Diluted weighted-average shares of common stock outstanding	79,567	80,275		79,469		80,356
Diluted earnings (loss) per common share attributable to Harsco Corporation common stockholders:
Continuing operations	$0.01	$0.06		$(1.43)		$0.15
Discontinued operations	0.02	0.03		(0.38)		0.11
Diluted earnings (loss) per share attributable to Harsco Corporation common stockholders	$0.03	$0.09		$(1.80)	(a)	$0.26
(a) Does not total due to rounding
See accompanying notes to unaudited condensed consolidated financial statements.

HARSCO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

	Three Months Ended
	September 30
(In thousands)	2022	2021
Net income (loss)	$2,881	$9,828
Other comprehensive income (loss):
Foreign currency translation adjustments, net of deferred income taxes of $(4,641) and $(1,850) in 2022 and 2021, respectively	(54,914)	(27,587)
Net gain (loss) on cash flow hedging instruments, net of deferred income taxes of $(346) and $(217)in 2022 and 2021, respectively	1,143	822
Pension liability adjustments, net of deferred income taxes of $(313) and $(358)in 2022 and 2021, respectively	28,163	17,768
Unrealized gain on marketable securities, net of deferred income taxes of $3 and $— in 2022 and 2021, respectively	(7)	—
Total other comprehensive income (loss)	(25,615)	(8,997)
Total comprehensive income (loss)	(22,734)	831
Comprehensive (income) loss attributable to noncontrolling interests	1,921	(1,820)
Comprehensive income (loss) attributable to Harsco Corporation	$(20,813)	$(989)

	Nine Months Ended
	September 30
(In thousands)	2022	2021
Net income (loss)	$(140,295)	$26,473
Other comprehensive income (loss):
Foreign currency translation adjustments, net of deferred income taxes of $(11,095) and $(675)in 2022 and 2021, respectively	(116,407)	(15,437)
Net gain (loss) on cash flow hedging instruments, net of deferred income taxes of $(977) and $(519)in 2022 and 2021, respectively	3,003	1,745
Pension liability adjustments, net of deferred income taxes of $(977) and $(1,054)in 2022 and 2021, respectively	70,691	23,812
Unrealized gain (loss) on marketable securities, net of deferred income taxes of $7 and $(9)in 2022 and 2021, respectively	(20)	25
Total other comprehensive income (loss)	(42,733)	10,145
Total comprehensive income (loss)	(183,028)	36,618
Less: Comprehensive (income) loss attributable to noncontrolling interests	3,052	(4,549)
Comprehensive income (loss) attributable to Harsco Corporation	$(179,976)	$32,069

See accompanying notes to unaudited condensed consolidated financial statements.

HARSCO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30
(In thousands)	2022	2021
Cash flows from operating activities:
Net income (loss)	$(140,295)	$26,473
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	97,959	98,383
Amortization	25,605	26,554
Deferred income tax (benefit) expense	(12,056)	(8,911)
Equity (income) loss of unconsolidated entities, net	373	488
Dividends from unconsolidated entities	526	—
(Gain) loss on early extinguishment of debt	(2,254)	2,668
Goodwill impairment charge	104,580	—
Other, net	381	(1,147)
Changes in assets and liabilities, net of acquisitions and dispositions of businesses:
Accounts receivable	74,994	(32,563)
Income tax refunds receivable, reimbursable to seller	7,687	735
Inventories	(11,339)	3,557
Contract assets	9,589	(52,205)
Right-of-use assets	21,829	21,050
Accounts payable	13,030	12,111
Accrued interest payable	(7,559)	(7,840)
Accrued compensation	(5,559)	12,098
Advances on contracts	(5,987)	(13,997)
Operating lease liabilities	(21,498)	(20,554)
Retirement plan liabilities, net	(27,829)	(36,700)
Other assets and liabilities	8,984	16,550
Net cash provided by operating activities	131,161	46,750
Cash flows from investing activities:
Purchases of property, plant and equipment	(101,645)	(109,507)
Proceeds from sales of assets	8,289	15,512
Expenditures for intangible assets	(147)	(287)
Proceeds from notes receivable	8,605	6,400
Net proceeds (payments) from settlement of foreign currency forward exchange contracts	13,571	(1,064)
Payments for settlements of interest rate swaps	(2,586)	—
Other investing activities, net	220	181
Net cash used by investing activities	(73,693)	(88,765)
Cash flows from financing activities:
Short-term borrowings, net	277	4,650
Current maturities and long-term debt:
Additions	159,429	507,468
Reductions	(198,831)	(452,351)
Dividends paid to noncontrolling interests	(4,841)	(3,103)
Sale of noncontrolling interests	1,901	—
Stock-based compensation - Employee taxes paid	(1,817)	(3,273)
Payment of contingent consideration	(6,915)	(734)
Deferred financing costs	—	(7,828)
Other financing activities, net	—	(601)
Net cash (used) provided by financing activities	(50,797)	44,228
Effect of exchange rate changes on cash and cash equivalents, including restricted cash	(8,762)	(1,779)
Net increase in cash and cash equivalents, including restricted cash	(2,091)	434
Cash and cash equivalents, including restricted cash, at beginning of period	87,128	79,669
Cash and cash equivalents, including restricted cash, at end of period	$85,037	$80,103

Supplementary cash flow information:
Change in accrual for purchases of property, plant and equipment included in accounts payable	$7,419	$2,357
See accompanying notes to unaudited condensed consolidated financial statements.

HARSCO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (Unaudited)

	Harsco Corporation Stockholders’ Equity
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests
(In thousands, except share amounts)	Issued	Treasury					Total
Balances, December 31, 2020	$144,288	$(843,230)	$204,078	$1,797,759	$(645,741)	$56,245	$713,399
Net income				135		1,430	1,565
Total other comprehensive income (loss), net of deferred income taxes of $134					2,295	(1,066)	1,229
Stock appreciation rights exercised, net 3,842 shares	9	(70)	(9)				(70)
Vesting of restricted stock units and other stock grants, net 144,967 shares	312	(1,850)	(312)				(1,850)
Vesting of performance share units, net 69,127 shares	155	(1,032)	(155)				(1,032)
Amortization of unearned portion of stock-based compensation, net of forfeitures			3,342				3,342
Balances, March 31, 2021	144,764	(846,182)	206,944	1,797,894	(643,446)	56,609	716,583
Net income				13,388		1,692	15,080
Cash dividends declared:
Noncontrolling interests						(3,094)	(3,094)
Total other comprehensive income, net of deferred income taxes of $34					17,240	673	17,913
Stock appreciation rights exercised, net 13,061 shares	28	(219)	(28)				(219)
Vesting of restricted stock units and other stock grants, net 34,986 shares	44		(44)				—
Amortization of unearned portion of stock-based compensation, net of forfeitures			3,120				3,120
Balances, June 30, 2021	$144,836	$(846,401)	$209,992	$1,811,282	$(626,206)	$55,880	$749,383
Net income (loss)				7,564		2,264	9,828
Cash dividends declared:
Noncontrolling interests						(9)	(9)
Total other comprehensive income (loss), net of deferred income taxes of $(2,425)					(8,553)	(444)	(8,997)
Vesting of restricted stock units and other stock grants, net 10,824 shares	20	(101)	(20)				(101)
Amortization of unearned portion of stock-based compensation, net of forfeitures			3,123				3,123
Balances, September 30, 2021	$144,856	$(846,502)	$213,095	$1,818,846	$(634,759)	$57,691	$753,227

	Harsco Corporation Stockholders’ Equity
(In thousands, except share amounts)	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests
	Issued	Treasury					Total
Balances, December 31, 2021	$144,883	$(846,622)	$215,528	$1,794,510	$(560,139)	$57,610	$805,770
Net income (loss)				(39,839)		1,159	(38,680)
Total other comprehensive income (loss), net of deferred income taxes of $(2,520)					12,490	(482)	12,008
Vesting of restricted stock units and other stock grants, net 176,253 shares	378	(1,632)	(378)				(1,632)
Amortization of unearned portion of stock-based compensation, net of forfeitures			3,629				3,629
Balances, March 31, 2022	145,261	(848,254)	218,779	1,754,671	(547,649)	58,287	781,095
Net income (loss)				(105,591)		1,095	(104,496)
Total other comprehensive income (loss), net of deferred income taxes of $(5,225)					(26,223)	(2,903)	(29,126)
Contributions from noncontrolling interests						1,900	1,900
Stock appreciation rights exercised, net 16,671 shares	29	(66)	(29)				(66)
Vesting of restricted stock units and other stock grants, net 23,224 shares	29		(29)				—
Amortization of unearned portion of stock-based compensation, net of forfeitures			2,396				2,396
Balances, June 30, 2022	$145,319	$(848,320)	$221,117	$1,649,080	$(573,872)	$58,379	$651,703
Net income (loss)				2,079	$—	802	2,881
Cash dividends declared:
Noncontrolling interests						(4,841)	(4,841)
Total other comprehensive income (loss), net of deferred income taxes of $(5,297)					(22,892)	(2,723)	(25,615)
Vesting of restricted stock units and other stock grants, net 32,836 shares	71	(119)	(71)				(119)
Amortization of unearned portion of stock-based compensation, net of forfeitures			2,126				2,126
Balances, September 30, 2022	$145,390	$(848,439)	$223,172	$1,651,159	$(596,764)	$51,617	$626,135

See accompanying notes to unaudited condensed consolidated financial statements.

HARSCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.     Basis of Presentation

The Company has prepared these unaudited condensed consolidated financial statements in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the SEC. Accordingly, the unaudited condensed consolidated financial statements do not include all information and disclosure required by U.S. GAAP for annual financial statements. The December 31, 2021 Condensed Consolidated Balance Sheet information contained in this Quarterly Report on Form 10-Q was derived from the 2021 audited consolidated financial statements.  These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements, including the notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. In the opinion of management, all adjustments (all of which are of a normal recurring nature) that are necessary for a fair statement are reflected in these unaudited condensed consolidated financial statements.

Liquidity

The Company’s cash flow forecasts, combined with existing cash and cash equivalents and borrowings available under the Senior Secured Credit Facilities, indicate sufficient liquidity to fund the Company’s operations for at least the next twelve months. As such, the Company’s unaudited consolidated financial statements have been prepared on the basis that it will continue as a going concern for a period extending beyond twelve months from the date the unaudited consolidated financial statements are issued. This assessment includes the expected ability to meet required financial covenants and the continued ability to draw down on the Senior Secured Credit Facilities (see Note 9).

Reclassifications

Certain reclassifications have been made to prior year amounts to conform with current year classifications.

During the second quarter of 2022, the Company recognized $2.6 million in service revenues as an out-of-period adjustment in the Harsco Clean Earth Segment. The adjustment was not considered material to the interim or annual consolidated financial statements for the nine months ended September 30, 2022, or the financial statements of any previously filed interim or annual periods. There was no impact to the interim consolidated financial statements for the three months ended September 30, 2022.

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
The following accounting standards have been issued and become effective for the Company at a future date:
In March 2020 and January 2021, the FASB issued changes that, together, provide companies with optional guidance to ease the potential accounting burden associated with transitioning from reference rates that are expected to be discontinued. In response to the concerns about risks of alternative reference rates and, particularly, the risk of cessation of LIBOR, regulators in several jurisdictions around the world have undertaken reference rate reform initiatives to identify alternative reference rates that are more observable or transaction-based and less susceptible to manipulation. The changes provide optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The changes can be adopted no later than December 31, 2022. The Company has identified financial instruments linked to LIBOR and intends to transition to alternative reference rates by December 31, 2022. The adoption of the applicable provisions will coincide with the modifications of the affected financial instruments. The transition from LIBOR is not expected to have a material impact on the Company.

In September 2022, the FASB issued changes that require a buyer in a supplier finance program, also referred to as reverse factoring, payables finance, or structured payables arrangements, to disclose sufficient information about the program to allow a user of financial statements to understand the program’s nature, activity during the period, changes from period to period, and potential magnitude, by disclosing qualitative and quantitative information about the program. The changes become effective January 1, 2023, generally with retrospective application to each period in which a balance sheet is presented. Management is evaluating the impact of these reporting requirements. Other than the potential required expanded disclosures, the adoption of these changes will not have a material impact on the Company's consolidated financial statements.

3. Dispositions

Harsco Rail Segment
In November 2021, the Company announced its intention to sell its Rail business and the sales process is ongoing. The former Harsco Rail Segment was historically a separate reportable segment with primary operations in the United States, Europe and Asia Pacific.

The former Harsco Rail Segment's balance sheet positions as of September 30, 2022 and December 31, 2021 are presented as Assets held-for-sale and Liabilities of assets held-for-sale in the Condensed Consolidated Balance Sheets and are summarized as follows:

(in thousands)	September 30 2022	December 31 2021
Trade accounts receivable, net	$44,677	$33,689
Other receivables	4,304	4,740
Inventories	97,552	103,560
Current portion of contract assets	87,199	94,597
Other current assets	27,961	25,442
Property, plant and equipment, net	40,012	39,524
Right-of-use assets, net	1,903	3,108
Goodwill	13,026	13,026
Intangible assets, net	2,786	3,081
Deferred income tax assets	4,993	6,064
Other assets	1,144	6,432
Total Rail assets included in Assets held-for-sale	$325,557	$333,263

Accounts payable	$35,794	$46,076
Accrued compensation	3,420	2,171
Current portion of operating lease liabilities	990	1,619
Current portion of advances on contracts	50,536	62,401
Other current liabilities	66,492	49,732
Operating lease liabilities	997	1,775
Deferred tax liabilities	5,571	5,736
Other liabilities	868	981
Total Rail liabilities included in Liabilities of assets held-for-sale	$164,668	$170,491

The results of the former Harsco Rail Segment are presented as discontinued operations and, as such, have been excluded from both continuing operations and segment results for the three and nine months ended September 30, 2022, and 2021. Certain key selected financial information included in Income (loss) from discontinued operations, net of tax, for the former Harsco Rail Segment is as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(In thousands)	2022	2021	2022	2021
Amounts directly attributable to the former Harsco Rail Segment:
Service revenues	$8,629	$7,800	$22,827	$24,990
Product revenues (a)	60,386	66,115	169,778	231,661
Cost of services sold	6,559	4,193	15,823	12,373
Cost of products sold	49,789	54,830	176,210	189,288
Income (loss) from discontinued businesses	3,964	2,829	(26,768)	17,674
Additional amounts allocated to the former Harsco Rail Segment:
Selling, general and administrative expenses (b)	$376	$—	$3,887	$—
(a) The decrease in product revenues for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021 is due in part to liquidated damages and penalties on certain long-term contracts, as discussed below.
(b) The Company has allocated directly attributable transaction costs to discontinued operations.

The Company has retained corporate overhead expenses previously allocated to the former Harsco Rail Segment of $1.0 million and $3.1 million for each of the three and nine months ended September 30, 2022, and 2021, respectively, as part of Selling, general and administrative expenses on the Condensed Consolidated Statements of Operations.

The Company's former Harsco Rail Segment is currently manufacturing highly-engineered equipment under large long-term fixed-price contracts with SBB, Network Rail, and Deutsche Bahn. As previously disclosed, in the fourth quarter of 2021 the Company recognized an estimated forward loss provision of $33.4 million related to these contracts. In 2022, the Company encountered continued supply chain related delays and additional costs in building the machines.

For the Network Rail contracts, the Company encountered supply chain delays in the build of the initial machine, and there were further changes to the production schedule based on the manufacturing experience gained from assembling the first unit during the first quarter of 2022 which had a cascading effect on the delivery schedule of remaining machines. During the nine months ended September 30, 2022, the Company recorded additional forward loss provisions of $24.5 million, principally for additional estimated contractual liquidated damages which were recorded as a reduction to revenue in the first quarter of 2022. The Company continues to negotiate with Network Rail regarding a reduction to these liquidated damages, which could result in additional favorable or unfavorable adjustments in future periods.

For the Deutsche Bahn contract, on March 8, 2022 a European-based supplier of critical components to the project, indicated it would be significantly late on the delivery of these components to the project, which has the impact of delaying the overall delivery schedule for the project. As a result, the Company recorded an additional $7.4 million estimated forward loss provision during the first quarter of 2022 due principally to the estimated contractual penalties that would be triggered by this delay and thus recorded as a reduction of revenue. Additionally, this supplier filed for bankruptcy during the second quarter of 2022, although it continues to operate. Should this supplier cease operations, the Company may incur further losses if there are additional costs to change suppliers or an inability to recover the value of prepayments made to the supplier, as well as additional penalties and damages under the contract with Deutsche Bahn in the event of further production delays.

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

The first contract with SBB is complete, and the second contract is 83% complete as of September 30, 2022. The contracts with Network Rail and Deutsche Bahn are 50% and 29% complete, respectively, as of September 30, 2022.

The following is selected financial information included on the Condensed Consolidated Statements of Cash Flows attributable to the former Harsco Rail Segment:

	Nine Months Ended September 30
(In thousands)	2022	2021
Non-cash operating items
Depreciation and amortization	$—	$3,905
Cash flows from investing activities
Purchases of property, plant and equipment	1,494	1,329

4.    Accounts Receivable and Note Receivable
Accounts receivable consist of the following:

	September 30, 2022	December 31 2021 (a)
Trade accounts receivable	$278,876	$389,535
Less: Allowance for expected credit losses	(8,986)	(11,654)
Trade accounts receivable, net	$269,890	$377,881
Other receivables (b)	$26,307	$33,059
(a) The December 31, 2021 amounts for trade accounts receivable and allowance for expected credit losses have been revised from the presentation in the Company's 2021 10-K. This revision did not impact trade accounts receivable, net.
(b) Other receivables include employee receivables, insurance receivable, tax claims and refunds and other miscellaneous items not included in Trade accounts receivable, net.

The provision for expected credit losses related to trade accounts receivable was as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(In thousands)	2022	2021	2022	2021
Provision for expected credit losses related to trade accounts receivable	$(340)	$(146)	$(283)	$582

At September 30, 2022, $7.4 million of the Company's trade accounts receivable were past due by twelve months or more, with $3.2 million of this amount reserved. Collection of the remaining balance is still ultimately expected.

Accounts Receivable Securitization Facility
On June 24, 2022, the Company and its wholly-owned bankruptcy-remote special purpose entity ("SPE") entered into a trade receivables securitization facility (“AR Facility”) with PNC Bank, National Association ("PNC") to accelerate cash flows from trade accounts receivable. The AR Facility has a three-year term.

Under the AR Facility, the Company and its subsidiaries continuously sell their trade receivables as they are originated to the SPE. The Company controls and therefore consolidates the SPE in its condensed consolidated financial statements. The SPE transfers ownership and control of qualifying receivables to PNC up to a maximum purchase commitment of $150.0 million. The Company and related subsidiaries have no continuing involvement in the transferred accounts receivable, other than collection and administrative responsibilities, and, once sold, are no longer available to satisfy creditors of the Company or the related subsidiaries. The Company accounts for receivables sold from the SPE to PNC as a sale of financial assets and derecognizes the trade receivables from the Company's Condensed Consolidated Balance Sheets.

The total outstanding balance of trade receivables that have been sold and derecognized by the SPE is $145.0 million as of September 30, 2022. The SPE owned $86.5 million of trade receivables as of September 30, 2022. These amounts are included in the caption Trade accounts receivable, net, on the Condensed Consolidated Balance Sheets.

The fees incurred for the AR Facility are included in Facility fees and debt-related income (expense) on the Condensed Consolidated Statements of Operations. See Note 9, Debt and Credit Agreements, for additional details. The Company capitalized fees of $1.8 million related to the securitization facility, which are being amortized over the term of the agreement.

Upon execution of the AR Facility during the second quarter of 2022, the Company received proceeds of $120.0 million. In the third quarter of 2022, the Company sold an additional $25.0 million of receivables to PNC, and has received a total of $145.0 million in proceeds as of September 30, 2022, which is included in cash from operating activities in the Condensed Consolidated Statement of Cash Flows.

Factoring Arrangements
The Company maintains factoring arrangements with a financial institution to sell certain accounts receivable that are also accounted for as a sale of financial assets. At September 30, 2022 and December 31, 2021, the net amounts sold under the arrangements were $15.7 million and $12.9 million, respectively, under program capacities totaling $28.8 million and $16.5 million, respectively.

Note Receivable
In January 2020, the Company sold IKG for $85.0 million including cash and a note receivable, subject to post-closing adjustments. The note receivable from the buyer has a face value of $40.0 million, bearing interest at 2.50%, that is paid in kind and matures on January 31, 2027. Any unpaid principal, along with any accrued but unpaid interest is payable at maturity. Prepayment is required in case of a change in control or a percentage of excess cash flow, as defined in the note receivable agreement. Because there are no scheduled payments under the terms of the note receivable, the balance is not classified as current as of September 30, 2022 and is included in the caption Other assets on the Condensed Consolidated Balance Sheet. The initial fair value of the note receivable was $34.3 million which was calculated using an average of various discounted cash flow scenarios based on anticipated timing of repayments (Level 3) and was a non-cash transaction. The note receivable is subsequently measured at amortized cost. Key inputs into the valuation model include: projected timing and amount of cash flows, pro forma debt rating, option-adjusted spread and U.S. Treasury spot rate. During the second quarter of 2022, the Company received a payment of $8.6 million related to excess cash flow.

(In thousands)	September 30 2022	December 31 2021
Note receivable, at amortized cost	$23,556	$31,025
Note receivable, fair value	23,300	32,300

5.    Inventories
Inventories consist of the following:

(In thousands)	September 30 2022	December 31 2021
Finished goods	$9,714	$8,323
Work-in-process	4,109	5,393
Raw materials and purchased parts	27,065	21,188
Stores and supplies	39,826	35,589
Total inventories	$80,714	$70,493

6.     Property, Plant and Equipment
Property, plant and equipment consist of the following:

(In thousands)	September 30 2022	December 31 2021
Land	$72,593	$73,067
Land improvements	16,404	16,970
Buildings and improvements	212,157	221,236
Machinery and equipment	1,441,669	1,507,214
Uncompleted construction	73,645	63,816
Gross property, plant and equipment	1,816,468	1,882,303
Less: Accumulated depreciation	(1,186,573)	(1,228,390)
Property, plant and equipment, net	$629,895	$653,913

In the third quarter of 2020, a customer of the Harsco Environmental Segment in China ceased steel making operations at its steel mill site in order to relocate the operations to a new site, as a result of a government mandate to improve environmental conditions of the area. The Company continues to provide services to the same customer at the new site. The net book value of the idled equipment associated with the previous location is approximately $18 million. The customer has entered into an agreement with the government where it will receive compensation for the losses the customer has incurred as a result of the forced shutdown. The Company has continued discussions with the customer regarding compensation, which are expected to be protracted. While the customer has initially indicated that they will not provide compensation, the Company and the customer continue to discuss and the Company is evaluating its legal position. In addition, there may be other avenues of pursuing recovery, including seeking relief directly from the local government. Considering the ongoing discussions with the customer, and other available avenues, the Company believes it will recover the book value of the equipment and thus does not believe it has an asset impairment as of September 30, 2022. The Company continues to evaluate changes in facts and circumstances and will record any impairment charge, when and if indicated.

7. Leases
The components of lease expense were as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(In thousands)	2022	2021	2022	2021
Finance leases:
Amortization expense	$940	$743	$2,897	$1,692
Interest on lease liabilities	198	129	563	340
Operating leases	8,604	8,133	25,105	23,961
Variable and short-term lease expense	11,958	12,279	37,287	37,405
Sublease income	(2)	(1)	(5)	(52)
Total lease expense from continuing operations	$21,698	$21,283	$65,847	$63,346

As of September 30, 2022, the Company had additional operating leases for equipment that had not yet commenced with estimated operating lease obligations of approximately $13 million to be recognized upon anticipated lease commencements in the fourth quarter of 2022 and throughout 2023. The former Harsco Rail segment had additional operating leases for buildings that have not yet commenced with estimated obligations of approximately $2 million to be recognized upon anticipated lease commencement in the fourth quarter of 2022.

8.     Goodwill and Other Intangible Assets

The following table reflects the changes in carrying amounts of goodwill by segment for the nine months ended September 30, 2022:

(In thousands)	Harsco Environmental Segment	Harsco Clean Earth Segment	Consolidated Totals
Balance at December 31, 2021	$399,230	$483,879	$883,109
Goodwill impairment	—	(104,580)	(104,580)
Foreign currency translation	(33,749)	—	(33,749)
Balance at September 30, 2022	$365,481	$379,299	$744,780

The Company tests for goodwill impairment annually, or more frequently if indicators of impairment exist, or if a decision is made to dispose of a business.  The Company performs its annual goodwill impairment test as of October 1 and monitors for triggering events on an ongoing basis.

As of June 30, 2022, the Company determined that an interim test of goodwill was required. The triggering event was principally due to lower earnings expectations due to the impacts of inflation. The Company used a discounted cash flow model (“DCF model”) to estimate the current fair value of the Clean Earth reporting unit (Level 3), which is defined as the Clean Earth Segment. A number of significant assumptions and estimates are involved in the preparation of DCF models including future revenues and operating margin growth, the weighted-average cost of capital (“WACC”), tax rates, capital spending, pension funding, the impact of business initiatives and working capital projections. The DCF model is based on approved forecasts for the early years and historical relationships and projections for later years. The WACC rate is derived from internal and external factors including, but not limited to, the average market price of the Company's stock, shares outstanding, book value of the Company's debt, the long-term risk-free interest rate, and both market and size-specific risk premiums. As a result of this testing, the Company recorded a goodwill impairment charge of $104.6 million for the Clean Earth Segment in the second quarter of 2022. This charge had no impact on the Company's cash flows or compliance with debt covenants.
The Company determined that, as of September 30, 2022, there were no events or indicators present that would indicate that it was more-likely-than-not that its reporting units' fair values were less than their carrying amounts, which would require a further interim impairment analysis.  However, a continued economic downturn, including continued cost inflation and labor shortages, as well as rising interest rates, could impact the Company's future projected cash flows and discount rates used to estimate fair value, which could result in an impairment charge to any of the Company's reporting units in a future period.
Other Intangibles
Because of lower-than-expected results for the Altek Group of the Harsco Environmental Segment for 2021 due to the timing of customer contracts, the Company tested Altek's asset group's recoverability in the fourth quarter of 2021 and no impairment was recorded. The long-lived assets (other than goodwill) of the Altek Group within the Harsco Environmental Segment primarily consist of intangible assets which have a carrying value of approximately $29 million at September 30, 2022. The Company has not identified any triggering events for the Altek asset group in the third quarter of 2022. However, if actual results prove inconsistent with the Company’s assumptions and judgments of the projected cash flows, it could result in impairment of the Altek intangible assets in future periods.

9. Debt and Credit Agreements

On February 22, 2022, the Company amended its Senior Secured Credit Facilities to reset the levels of its net debt to consolidated adjusted EBITDA ratio covenant. As a result of this amendment, the total net debt to consolidated adjusted EBITDA ratio covenant was set at 5.50x for the quarter ending June 30, 2022, and decreases quarterly by 0.25x until reaching 4.00x for the quarter ending December 31, 2023 and thereafter. In addition, upon closing on the divestiture of the former Harsco Rail Segment, the total net debt to consolidated adjusted EBITDA ratio covenant will decrease by an additional 0.25x, provided, however, it will not go below 4.00x and a minimum consolidated adjusted EBITDA to consolidated interest charges ratio covenant, which is not to be less than 3.0x.

On August 29, 2022, the Company amended its Revolving Credit Facility under its Senior Secured Credit Facilities to increase certain levels in the total net leverage covenant, temporarily reduce the ratio under the interest coverage covenant and add a new pricing level applicable to revolving credit loans. Revolving credit loans now bear interest at a rate, depending on total net leverage, ranging from 50 to 175 basis points over base rate or 150 to 275 basis points over LIBOR, subject to a zero floor. The Company’s total net leverage is capped at 5.50x of consolidated adjusted EBITDA through the end of 2023; the maximum total net leverage ratio decreases quarterly thereafter, reaching 4.00x for the last quarter in 2024 and thereafter. The total net leverage ratio covenant applicable to the third quarter of 2024 and earlier is subject to a 0.50x decrease upon closing of the divestiture of the former Harsco Rail Segment. The Company’s required coverage of consolidated interest charges is set at a minimum of 2.75x of consolidated adjusted EBITDA through the end of 2024 (subject to an increase to 3.0x upon closing of the divestiture of the former Harsco Rail Segment), and leveling at 3.0x for the first quarter in 2025 and thereafter. Any principal amount outstanding under the Revolving Credit Facility remains due and payable on its maturity on March 10, 2026.

At September 30, 2022, the Company was in compliance with these covenants, as the total net debt to consolidated adjusted EBITDA ratio (as defined in the Credit Agreement) was 5.03x and total interest coverage ratio was 3.67x.

The Company believes it will continue to maintain compliance with these covenants over the next twelve months based on its current outlook. However, the Company’s estimates of compliance with these covenants could change in the future with a continued deterioration in economic conditions or an inability to successfully execute its plans to realize increased pricing and to implement cost reduction initiatives that substantially mitigate the impacts of inflation and other factors adversely impacting its realized operating margins.

In connection with entering into its AR Facility on June 24, 2022, the Company amended its Senior Secured Credit Facilities to increase the permitted maximum outstanding amount of a securitization facility to $150 million. Certain other covenants and definitions were also modified to facilitate the AR Facility.

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
Long-term debt consists of the following:

(In thousands)	September 30 2022	December 31 2021
Senior Secured Credit Facilities:
New Term Loan	$493,750	$497,500
Revolving Credit Facility	353,000	362,000
5.75% Senior Notes	475,000	500,000
Other financing payable (including finance leases) in varying amounts	25,836	28,389
Total debt obligations	1,347,586	1,387,889
Less: deferred financing costs	(15,884)	(18,217)
Total debt obligations, net of deferred financing costs	1,331,702	1,369,672
Less: current maturities of long-term debt	(16,784)	(10,226)
Long-term debt	$1,314,918	$1,359,446
Facility Fees and Debt-Related Income (Expense)
The components of the Condensed Consolidated Statements of Operations caption Facility fees and debt-related income (expense) were as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(In thousands)	2022	2021	2022	2021
Gain (loss) on extinguishment of debt	$—	$—	$2,254	$(2,668)
Unused debt commitment and amendment fees	(1,097)	(198)	(1,635)	(2,838)
Securitization and factoring fees	(1,414)	—	(1,513)	—
Facility fees and debt-related income (expense)	$(2,511)	$(198)	$(894)	$(5,506)

10.  Employee Benefit Plans

	Three Months Ended
	September 30
Defined Benefit Pension Plan Net Periodic Pension Cost (Benefit)	U.S. Plans		International Plans
(In thousands)	2022	2021	2022	2021
Service costs	$—	$—	$400	$463
Interest costs	1,429	1,203	3,887	3,194
Expected return on plan assets	(2,699)	(3,050)	(9,145)	(11,358)
Recognized prior service costs	—	—	107	127
Recognized actuarial losses	1,183	1,384	3,115	4,573
Defined benefit pension plan net periodic pension cost (benefit)	$(87)	$(463)	$(1,636)	$(3,001)

	Nine Months Ended
	September 30
Defined Benefit Pension Plans Net Periodic Pension Cost (Benefit)	U.S. Plans		International Plans
(In thousands)	2022	2021	2022	2021
Service costs	$—	$—	$1,250	$1,391
Interest costs	4,287	3,609	12,409	9,576
Expected return on plan assets	(8,096)	(9,150)	(29,250)	(34,080)
Recognized prior service costs	—	—	340	381
Recognized actuarial losses	3,549	4,154	9,972	13,722
Defined benefit pension plans net periodic pension cost (benefit)	$(260)	$(1,387)	$(5,279)	$(9,010)

	Three Months Ended		Nine Months Ended
Company Contributions	September 30		September 30
(In thousands)	2022	2021	2022	2021
Defined benefit pension plans (U.S.)	$426	$451	$1,313	$3,768
Defined benefit pension plans (International)	3,824	4,549	19,411	21,472
Multiemployer pension plans	446	429	1,381	1,311
Defined contribution pension plans	3,019	2,936	9,948	9,366
The Company's estimate of expected cash contributions to be paid during the remainder of 2022 for the U.S. and international defined benefit pension plans is $0.4 million and $3.4 million, respectively.

11.     Income Taxes

Income tax expense related to continuing operations for the three and nine months ended September 30, 2022 was $9.4 million and $7.5 million, respectively, compared with $7.8 million and $14.7 million for the three and nine months ended September 30, 2021, respectively. Income tax expense related to continuing operations for the three months ended September 30, 2022 compared with the three months ended September 30, 2021 increased primarily due to disallowed interest expense in U.S. due to lower taxable income, offset by lower operating income primarily as a result of cost increases due to inflation. Income tax expense related to continuing operations for the nine months ended September 30, 2022 compared with the nine months ended September 30, 2021 decreased primarily from lower operating income as a result of cost increases due to inflation and labor shortages, as well as the tax benefit on a portion of the Harsco Clean Earth Segment goodwill impairment.

The reserve for uncertain tax positions at September 30, 2022 was $4.8 million, including interest and penalties.  Within the next twelve months, it is reasonably possible that $0.3 million unrecognized income tax benefits will be recognized upon settlement of tax examinations and the expiration of various statutes of limitations.

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

The following table summarizes information related to the location and undiscounted amount of the Company's environmental liabilities:

(In thousands)	September 30 2022	December 31 2021
Current portion of environmental liabilities (a)	$8,491	$7,338
Long-term environmental liabilities	26,678	28,435
Total environmental liabilities	$35,169	$35,773
(a)    The current portion of environmental liabilities is included in the caption Other current liabilities on the Condensed Consolidated Balance Sheets.

Legal Proceedings

In the ordinary course of business, the Company is a defendant or party to various claims and lawsuits, including those discussed below.

On March 28, 2018, the United States Environmental Protection Agency (the “EPA”) conducted an inspection of ESOL’s off-site waste management facility in Detroit, MI. On November 23, 2021, the EPA proposed a civil penalty of $390,092 as part of a proposed Administrative Consent Order for alleged improper air emissions at the site. The allegations in the proposed Administrative Consent Order and civil penalty relate exclusively to the period prior the Company’s purchase of the ESOL business. The Company is vigorously contesting the allegations. While it is the Company's position that any loss related to this issue will be recoverable under indemnity rights under the ESOL purchase agreement and representations and warranties insurance policies purchased by the Company, there can be no assurance that the Company's position will ultimately prevail. On August 31, 2022, the parties executed a Tolling Agreement which excludes the period from March 1, 2022 through December 30, 2022 for the purposes of calculating the statute of limitations and other related defenses.

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

On June 25 and 26, 2018, the DTSC conducted a compliance enforcement inspection of ESOL’s facility in Rancho Cordova, California, which was then owned by Stericycle, Inc. On February 14, 2020, the DTSC filed an action in the Superior Court for the State of California, Sacramento Division, alleging violations of California’s Hazardous Waste Control Law and the facility’s hazardous waste permit arising from the inspection. On August 27, 2020 the DTSC issued a Notice of Denial of Hazardous Waste Facility Permit Application, denying the renewal of the facility's hazardous waste permit. The Company has exhausted its legal challenges to the denial of the Hazardous waste Facility Permit, and the hazardous waste facility is in the process of closing. The Company continues to utilize the site for non-hazardous waste and is evaluating additional potential alternate uses for the site. The DTSC investigation and compliance issues leading to the compliance tier assignment were ongoing well before the Company's acquisition of the ESOL business, and the Company was aware of the investigation and many of the issues raised in the investigation at the time of the purchase. Accordingly, the Company is indemnified for certain fines and other costs and expenses associated with this matter by Stericycle, Inc. The Company has not accrued any amounts in respect of these alleged violations and cannot estimate the reasonably possible loss or the range of reasonably possible losses that it may incur.

As previously disclosed, the Company has had ongoing meetings with the SCE over processing salt cakes, a processing byproduct, stored at the Al Hafeerah site. The Company’s Bahrain operations that produced the salt cakes has ceased operations. An Environmental Impact Assessment and Technical Feasibility Study for facilities to process the salt cakes was approved by the SCE during the first quarter of 2018. Commissioning of the facilities was completed during the third quarter of 2021 and the processing of the salt cakes has commenced. The current reserve of $6.5 million continues to represent the Company's best estimate of the ultimate costs to be incurred to resolve this matter. The Company continues to evaluate this reserve and any future change in estimated costs which could be material to the Company’s results of operations in any one period.

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

On November 5, 2020, a worker suffered a fatal injury at a site owned by the Company’s customer, Gerdau Ameristeel US, Inc., in Midlothian, TX. Although the Company was not directly involved in the accident, the worker was employed by a sub-contractor of a sub-contractor of the Company. The worker’s family filed suit in the 125th Judicial District Court of Harris County, TX against multiple parties including the Company. The Company is vigorously defending the lawsuit and has insurance coverage subject to a $5 million deductible. The Company has recorded a liability for its insurance deductible and an indemnification receivable from its customer for the recovery of certain losses based upon the contractual indemnity rights. There can be no assurances that the Company's position will ultimately prevail; however, any financial statement impact is not expected to be material.

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

In October 2009, the Company received notification of the SPRA’s final administrative decision regarding the levying of ICMS in the State of São Paulo in relation to services provided to a customer in the State between January 2004 and May 2005.  As of September 30, 2022 the principal amount of the tax assessment from the SPRA with regard to this case is approximately $1.1 million, with penalty, interest and fees assessed to date increasing such amount by an additional $16.3 million.  On June 4, 2018 the Appellate Court of the State of Sao Paulo ruled in favor of the SPRA but ruled that the assessed penalty should be reduced to approximately $1.1 million. After calculating the interest accrued on the penalty, the Company estimates that this ruling reduces the current overall potential liability for this case to approximately $6.8 million. All such amounts include the effect of foreign currency translation. The Company has appealed the ruling in favor of the SPRA to the Superior Court of Justice. Due to multiple court precedents in the Company’s favor, as well as the Company’s ability to appeal, the Company does not believe a loss is probable.

Another ICMS tax case involving the SPRA refers to the tax period from January 2002 to December 2003. In December 2018, the administrative tribunal hearing the case upheld the Company's liability. The aggregate amount assessed by the tax authorities in August 2005 was $4.7 million (the amounts with regard to this claim are valued as of the date of the assessment since it has not yet reached the collection phase), composed of a principal amount of $1.1 million, with penalty and interest assessed through that date increasing such amount by an additional $3.6 million.  On December 6, 2018 the administrative tribunal reduced the applicable penalties to $0.8 million. After calculating the interest accrued on the current penalty, the Company estimates that the current overall liability for this case to be approximately $5.2 million. All such amounts include the effect of foreign currency translation. The Company has appealed to the judicial phase at the Third Trial Court of the District of Cubatão, State of São Paulo. On October 14, 2022, the District Court issued a decision holding that the Company is not liable for the taxes at issue. Due to multiple court precedents in the Company's favor, the Company does not believe a loss is probable.
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
Brazilian Labor Disputes
The Company is subject to ongoing collective bargaining and individual labor claims in Brazil through the Harsco Environmental Segment which allege, among other things, the Company's failure to pay required amounts for overtime and vacation at certain sites. The Company is vigorously defending itself against these claims; however, litigation is inherently unpredictable, particularly in foreign jurisdictions. While the Company does not currently expect that the ultimate resolution of these claims will have a material adverse effect on the Company’s financial condition, results of operations or cash flows, it is not possible to predict the ultimate outcome of these labor-related disputes. As of September 30, 2022 and December 31, 2021, the Company has established reserves of $2.5 million and $3.2 million, respectively, on the Company's Condensed Consolidated Balance Sheets for amounts considered to be probable and estimable.

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
At September 30, 2022, there were approximately 17,220 pending asbestos personal injury actions filed against the Company.  Of those actions, approximately 16,585 were filed in the New York Supreme Court (New York County), 115 were filed in other New York State Supreme Court Counties and 520 were filed in courts located in other states.
The complaints in most of those actions generally follow a form that contains a standard damages demand of $20 million or $25 million, regardless of the individual plaintiff’s alleged medical condition, and without identifying any specific Company product.
At September 30, 2022, approximately 16,550 of the actions filed in New York Supreme Court (New York County) were on the Deferred/Inactive Docket created by the court in December 2002 for all pending and future asbestos actions filed by persons who cannot demonstrate that they have a malignant condition or discernible physical impairment. The remaining approximately 35 cases in New York County are pending on the Active or In Extremis Docket created for plaintiffs who can demonstrate a malignant condition or physical impairment.
The Company has liability insurance coverage under various primary and excess policies that the Company believes will be available, if necessary, to substantially cover any liability that might ultimately be incurred in the asbestos actions referred to above. The costs and expenses of the asbestos actions are being paid by the Company's insurers.
In view of the persistence of asbestos litigation in the U.S., the Company expects to continue to receive additional claims in the future. The Company intends to continue its practice of vigorously defending these claims and cases. At September 30, 2022, the Company has obtained dismissal in approximately 28,400 cases by stipulation or summary judgment prior to trial.
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

13.  Reconciliation of Basic and Diluted Shares

	Three Months Ended		Nine Months Ended
	September 30		September 30
(In thousands, except per share amounts)	2022	2021	2022	2021
Income (loss) from continuing operations attributable to Harsco Corporation common stockholders	$625	$5,040	$(113,408)	$12,015
Weighted-average shares outstanding:
Weighted-average shares outstanding - basic	79,531	79,287	79,469	79,214
Dilutive effect of stock-based compensation	36	988	—	1,142
Weighted-average shares outstanding - diluted	79,567	80,275	79,469	80,356
Earnings (loss) from continuing operations per common share, attributable to Harsco Corporation common stockholders:
Basic	$0.01	$0.06	$(1.43)	$0.15
Diluted	$0.01	$0.06	$(1.43)	$0.15

The following average outstanding stock-based compensation units were not included in the computation of diluted earnings per share because the effect was either antidilutive or the market conditions for the performance share units were not met:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(In thousands)	2022	2021	2022	2021
Restricted stock units	—	—	763	—
Stock appreciation rights	2,062	842	2,304	719
Performance share units	1,052	1,004	1,135	902

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

The fair value of outstanding derivative contracts recorded as assets and liabilities on the Company's Condensed Consolidated Balance Sheets was as follows:

(In thousands)	Balance Sheet Location	Fair Value of Derivatives Designated as Hedging Instruments	Fair Value of Derivatives Not Designated as Hedging Instruments	Total Fair Value
September 30, 2022
Asset derivatives (Level 2):
Foreign currency exchange forward contracts	Other current assets	$3,653	$27,131	$30,784
Interest rate swaps	Other current assets	269	—	269
Total		$3,922	$27,131	$31,053

Liability derivatives (Level 2):
Foreign currency exchange forward contracts	Other current liabilities	$931	$1,366	$2,297
Total		$931	$1,366	$2,297
December 31, 2021
Asset derivatives (Level 2):
Foreign currency exchange forward contracts	Other current assets	$719	$1,405	$2,124
Total		$719	$1,405	$2,124
Liability derivatives (Level 2):
Foreign currency exchange forward contracts	Other current liabilities	$560	$2,905	$3,465
Interest rate swaps	Other current liabilities	4,157	—	4,157
Total		$4,717	$2,905	$7,622

All of the Company's derivatives are recorded on the Condensed Consolidated Balance Sheets at gross amounts and do not offset. All of the Company's interest rate swaps and certain foreign currency exchange forward contracts are transacted under ISDA documentation. Each ISDA master agreement permits the net settlement of amounts owed in the event of default. The Company's derivative assets and liabilities subject to enforceable master netting arrangements, if offset, would have resulted in a net asset of $0.6 million and a net liability of $0.9 million at September 30, 2022 and December 31, 2021, respectively.
The effect of derivative instruments on the Company's Condensed Consolidated Statements of Comprehensive Income (Loss) was as follows:
Derivatives Designated as Hedging Instruments

	Amount Recognized in OCI on Derivatives		Amount Reclassified from AOCI into Income - Effective Portion or Equity
	Three Months Ended		Three Months Ended
	September 30		September 30
(In thousands)	2022	2021	2022	2021
Foreign currency exchange forward contracts	$1,517	$611	$(1,101)	$(418)
Interest rate swaps	—	(27)	1,073	872
	$1,517	$584	$(28)	$454

	Amount Recognized in OCI on Derivatives		Amount Reclassified from AOCI into Income - Effective Portion or Equity
	Nine Months Ended		Nine Months Ended
	September 30		September 30
(In thousands)	2022	2021	2022	2021
Foreign currency exchange forward contracts	$3,483	$170	$(2,687)	$(465)
Interest rate swaps	—	(41)	3,184	2,599
	$3,483	$129	$497	$2,134

The location and amount of gain (loss) recognized on the Company's Condensed Consolidated Statements of Operations was as follows:

	Three Months Ended
	September 30
	2022		2021
(In thousands)	Interest Expense	Income (Loss) from Discontinued Businesses	Interest Expense	Income (Loss) from Discontinued Businesses
Total amounts in the Condensed Consolidated Statement of Operations in which the effects of derivatives designated as hedging instruments are recorded	$(19,751)	$1,993	$(15,741)	$1,301
Interest rate swaps:
Gain or (loss) reclassified from AOCI into income	(1,073)	—	(872)	—
Amount recognized in earnings due to ineffectiveness	238	—	—	—
Foreign exchange contracts:
Gain or (loss) reclassified from AOCI into income	—	1,101	—	418

	Nine Months Ended
	September 30
	2022		2021
(In thousands)	Interest Expense	Income (Loss) from Discontinued Businesses	Interest Expense	Income (Loss) from Discontinued Businesses
Total amounts in the Condensed Consolidated Statement of Operations in which the effects of derivatives designated as hedging instruments are recorded	$(51,535)	$(35,225)	$(47,640)	$12,904
Interest rate swaps:
Gain or (loss) reclassified from AOCI into income	(3,184)	—	(2,599)	—
Amount recognized in earnings due to ineffectiveness	1,850	—	—	—
Foreign exchange contracts:
Gain or (loss) reclassified from AOCI into income	—	2,687	—	465

Derivatives Not Designated as Hedging Instruments

	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives (a)
		Three Months Ended		Nine Months Ended
		September 30		September 30
(In thousands)		2022	2021	2022	2021
Foreign currency exchange forward contracts	Cost of services and products sold	$18,764	$4,105	$40,836	$8,109
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
The recognized gains and losses offset amounts recognized in cost of services and products sold principally as a result of intercompany or third-party foreign currency exposures. At September 30, 2022 and December 31, 2021 the notional amounts of foreign currency exchange forward contracts were $458.2 million and $425.8 million, respectively. These contracts are primarily denominated in British Pound Sterling and Euros and mature through September 2023.
In addition to foreign currency exchange forward contracts, the Company designates certain loans as hedges of net investments in international subsidiaries. The Company recorded pre-tax net losses of $1.0 million and $2.2 million for the three and nine months ended September 30, 2022, respectively, and pre-tax net losses of $3.7 million and $0.1 million for the three and nine months ended September 30, 2021, respectively, in AOCI.

Interest Rate Swaps
The Company uses interest rate swaps in conjunction with certain variable rate debt issuances in order to secure a fixed interest rate. Changes in the fair value attributed to the effect of the swaps’ interest spread and changes in the credit worthiness of the counter-parties are recorded in AOCI and are reclassified into income as interest payments are made.

At September 30, 2022, the Company had a series of interest rate swaps that are in effect through 2022 and have the effect of converting $200.0 million of the Term Loan Facility from floating-rate to fixed-rate. The fixed rates provided by the swaps replace the adjusted LIBOR rate in the interest calculation to 3.12% for 2022. In the fourth quarter of 2021, the interest rate swaps were deemed ineffective and, thus, the subsequent changes in fair value continue to be recorded in earnings in the current period. The amounts previously recorded in AOCI will continue to be amortized into earnings over the remaining maturity of the interest rate swap.

Fair Value of Other Financial Instruments
The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and short-term borrowings approximate fair value due to the short-term maturities of these assets and liabilities. At September 30, 2022 and December 31, 2021, the total fair value of long-term debt and current maturities (excluding deferred financing costs) was $1,099.2 million and $1,394.2 million, respectively, compared with a carrying value of $1,347.6 million and $1,387.9 million, respectively.  Fair values for debt are based on pricing models using market-based inputs (Level 2) for similar issues or on the current rates offered to the Company for debt of the same remaining maturities.

15. Review of Operations by Segment

	Three Months Ended		Nine Months Ended
	September 30		September 30
(In thousands)	2022	2021	2022	2021
Revenues From Continuing Operations
Harsco Environmental	$264,717	$269,901	$804,367	$800,433
Harsco Clean Earth	222,197	200,484	616,396	585,891
Total Revenues From Continuing Operations	$486,914	$470,385	$1,420,763	$1,386,324
Operating Income (Loss) From Continuing Operations
Harsco Environmental	$22,117	$27,630	$63,931	$83,788
Harsco Clean Earth	17,315	9,893	(95,650)	20,457
Corporate	(9,309)	(10,602)	(27,413)	(31,941)
Total Operating Income (Loss) From Continuing Operations	$30,123	$26,921	$(59,132)	$72,304
Depreciation
Harsco Environmental	$26,772	$27,179	$82,311	$78,446
Harsco Clean Earth	4,576	4,576	14,213	14,818
Corporate	544	491	1,435	1,468
Total Depreciation	$31,892	$32,246	$97,959	$94,732
Amortization
Harsco Environmental	$1,619	$1,997	$5,161	$6,080
Harsco Clean Earth	6,071	6,033	18,277	18,179
Corporate (a)	848	657	2,167	2,041
Total Amortization	$8,538	$8,687	$25,605	$26,300
Capital Expenditures
Harsco Environmental	$31,688	$34,218	$80,063	$94,630
Harsco Clean Earth	6,331	5,707	16,577	12,962
Corporate	1,373	407	3,511	586
Total Capital Expenditures	$39,392	$40,332	$100,151	$108,178
(a)     Amortization expense on Corporate relates to the amortization of deferred financing costs.

Reconciliation of Segment Operating Income to Income (Loss) From Continuing Operations Before Income Taxes and Equity Income

	Three Months Ended		Nine Months Ended
	September 30		September 30
(In thousands)	2022	2021	2022	2021
Segment operating income (loss)	$39,432	$37,523	$(31,719)	$104,245
General Corporate expense	(9,309)	(10,602)	(27,413)	(31,941)
Operating income (loss) from continuing operations	30,123	26,921	(59,132)	72,304
Interest income	952	544	2,289	1,668
Interest expense	(19,751)	(15,741)	(51,535)	(47,640)
Facility fees and debt-related income (expense)	(2,511)	(198)	(894)	(5,506)
Defined benefit pension income	2,118	3,887	6,775	11,777
Income (loss) from continuing operations before income taxes and equity income	$10,931	$15,413	$(102,497)	$32,603

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

A summary of the Company's revenues by primary geographical markets as well as by key product and service groups is as follows:

	Three Months Ended
	September 30, 2022
(In thousands)	Harsco Environmental Segment	Harsco Clean Earth Segment	Consolidated Totals
Primary Geographical Markets (a):
North America	$75,229	$222,197	$297,426
Western Europe	92,757	—	92,757
Latin America (b)	40,574	—	40,574
Asia-Pacific	31,402	—	31,402
Middle East and Africa	20,195	—	20,195
Eastern Europe	4,560	—	4,560
Total Revenues	$264,717	$222,197	$486,914
Key Product and Service Groups:
Environmental services related to resource recovery for metals manufacturing and related logistical services	$220,578	$—	$220,578
Ecoproducts	40,274	—	40,274
Environmental systems for aluminum dross and scrap processing	3,865	—	3,865
Waste processing, recycling, reuse and transportation solutions	—	222,197	222,197
Total Revenues	$264,717	$222,197	$486,914

	Three Months Ended
	September 30, 2021
(In thousands)	Harsco Environmental Segment	Harsco Clean Earth Segment	Consolidated Totals
Primary Geographical Markets (a):
North America	$71,479	$200,484	$271,963
Western Europe	106,859	—	106,859
Latin America (b)	35,072	—	35,072
Asia-Pacific	30,228	—	30,228
Middle East and Africa	20,804	—	20,804
Eastern Europe	5,459	—	5,459
Total Revenues	$269,901	$200,484	$470,385
Key Product and Service Groups:
Environmental services related to resource recovery for metals manufacturing and related logistical services	$230,340	$—	$230,340
Ecoproducts	36,091	—	36,091
Environmental systems for aluminum dross and scrap processing	3,470	—	3,470
Waste processing, recycling, reuse and transportation solutions	—	200,484	200,484
Total Revenues	$269,901	$200,484	$470,385

	Nine Months Ended
	September 30, 2022
(In thousands)	Harsco Environmental Segment	Harsco Clean Earth Segment	Consolidated Totals
Primary Geographical Markets (a):
North America	$227,017	$616,396	$843,413
Western Europe	294,427	—	294,427
Latin America (b)	115,581	—	115,581
Asia-Pacific	91,420	—	91,420
Middle East and Africa	60,843	—	60,843
Eastern Europe	15,079	—	15,079
Total Revenues	$804,367	$616,396	$1,420,763

	Nine Months Ended
	September 30, 2022
(In thousands)	Harsco Environmental Segment	Harsco Clean Earth Segment	Consolidated Totals
Key Product and Service Groups:
Environmental services related to resource recovery for metals manufacturing and related logistical services	$684,432	$—	$684,432
Ecoproducts	110,322	—	110,322
Environmental systems for aluminum dross and scrap processing	9,613	—	9,613
Waste processing, recycling, reuse and transportation solutions	—	616,396	616,396
Total Revenues	$804,367	$616,396	$1,420,763

	Nine Months Ended
	September 30, 2021
(In thousands)	Harsco Environmental Segment	Harsco Clean Earth Segment	Consolidated Totals
Primary Geographical Markets (a):
North America	$208,395	$585,891	$794,286
Western Europe	336,011	—	336,011
Latin America (b)	99,524	—	99,524
Asia-Pacific	80,520	—	80,520
Middle East and Africa	60,798	—	60,798
Eastern Europe	15,185	—	15,185
Total Revenues	$800,433	$585,891	$1,386,324
Key Product and Service Groups:
Environmental services related to resource recovery for metals manufacturing and related logistical services	$688,923	$—	$688,923
Ecoproducts	100,706	—	100,706
Environmental systems for aluminum dross and scrap processing	10,804	—	10,804
Waste processing, recycling, reuse and transportation solutions	—	585,891	585,891
Total Revenues	$800,433	$585,891	$1,386,324
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

The Company had contract assets totaling $3.5 million and $3.1 million at September 30, 2022 and December 31, 2021, respectively. The increase is due principally to additional contract assets recognized in excess of the transfer of contract assets to accounts receivable. The Company had advances on contracts totaling $3.7 million and $4.1 million at September 30, 2022 and December 31, 2021, respectively. During the three and nine months ended September 30, 2022, the Company recognized approximately $4 million and $14 million, respectively, of revenue related to amounts previously included in advances on contracts. During the three and nine months ended September 30, 2021, the Company recognized approximately $6 million and $12 million, respectively, of revenue related to amounts previously included in advances on contracts.

At September 30, 2022 the Harsco Environmental Segment had remaining, fixed, unsatisfied performance obligations where the expected contract duration exceeds one year totaling $74.5 million. Of this amount, $19.8 million is expected to be fulfilled by September 30, 2023, $19.4 million by September 30, 2024, $18.8 million by September 30, 2025, $8.1 million by September 30, 2026 and the remainder thereafter. These amounts exclude any variable fees, fixed fees subject to indexation and any performance obligations expected to be satisfied within one year.

17.   Other (Income) Expenses, Net

The major components of this Condensed Consolidated Statements of Operations caption were as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(In thousands)	2022	2021	2022	2021
Employee termination benefit costs	$1,412	$(65)	$1,707	$1,102
Other costs to exit activities	239	(27)	1,299	611
Impaired asset write-downs	4	41	359	203
Net gains	(1,077)	(1,575)	(2,981)	(8,622)
Other	(929)	(1,209)	131	(1,287)
Other (income) expenses, net	$(351)	$(2,835)	$515	$(7,993)

18. Components of Accumulated Other Comprehensive Loss
AOCI is included on the Condensed Consolidated Statements of Stockholders' Equity. The components of AOCI, net of the effect of income taxes, and activity for the nine months ended September 30, 2021 and 2022 was as follows:

	Components of AOCI, Net of Tax
(In thousands)	Cumulative Foreign Exchange Translation Adjustments		Effective Portion of Derivatives Designated as Hedging Instruments		Cumulative Unrecognized Actuarial Losses on Pension Obligations		Unrealized Gain (Loss) on Marketable Securities	Total
Balance at December 31, 2020	$(125,392)		$(5,840)		$(514,500)		$(9)	$(645,741)
OCI before reclassifications	(15,437)	(a)	257	(b)	6,628	(a)	25	(8,527)
Amounts reclassified from AOCI, net of tax	—		1,488		17,184		—	18,672
Total OCI	(15,437)		1,745		23,812		25	10,145
Less: OCI attributable to noncontrolling interests	(837)		—		—		—	(837)
OCI attributable to Harsco Corporation	(14,600)		1,745		23,812		25	10,982
Balance at September 30, 2021	$(139,992)		$(4,095)		$(490,688)		$16	$(634,759)

	Components of AOCI, Net of Tax
(In thousands)	Cumulative Foreign Exchange Translation Adjustments		Effective Portion of Derivatives Designated as Hedging Instruments		Cumulative Unrecognized Actuarial Losses on Pension Obligations		Unrealized Gain (Loss) on Marketable Securities	Total
Balance at December 31, 2021	$(134,889)		$(3,024)		$(422,248)		$22	$(560,139)
OCI before reclassifications	(116,407)	(a)	2,971	(b)	57,768	(a)	(20)	(55,688)
Amounts reclassified from AOCI, net of tax	—		32		12,923		—	12,955
Total OCI	(116,407)		3,003		70,691		(20)	(42,733)
Less: OCI attributable to noncontrolling interests	(6,108)		—		—		—	(6,108)
OCI attributable to Harsco Corporation	(110,299)		3,003		70,691		(20)	(36,625)
Balance at September 30, 2022	$(245,188)		$(21)		$(351,557)		$2	$(596,764)
(a)    Principally foreign currency fluctuation.
(b)     Net change from periodic revaluations.

Amounts reclassified from AOCI were as follows:

(In thousands)	Three Months Ended		Nine Months Ended		Location on the Condensed Consolidated Statements of Operations
	September 30		September 30
	2022	2021	2022	2021
Amortization of cash flow hedging instruments:
Foreign currency exchange forward contracts	$(1,101)	$(418)	$(2,687)	$(465)	Income (loss) from discontinued businesses
Interest rate swaps	1,073	872	3,184	2,599	Interest expense
Total before taxes	(28)	454	497	2,134
Income taxes	(108)	(148)	(465)	(646)
Total reclassification of cash flow hedging instruments, net of tax	$(136)	$306	$32	$1,488

Amortization of defined benefit pension items (c):
Actuarial losses	$4,298	$5,922	$13,521	$17,877	Defined benefit pension income
Prior service costs	107	125	340	381	Defined benefit pension income
Total before taxes	4,405	6,047	13,861	18,258
Income taxes	(313)	(358)	(938)	(1,074)
Total reclassification of defined benefit pension items, net of tax	$4,092	$5,689	$12,923	$17,184
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

The Company maintains a positive long-term outlook across all businesses supported by favorable underlying growth characteristics in its businesses and investments by the Company to further supplement growth. The Company's view for the remainder of 2022 and beyond is supported by the below factors, which should be considered in the context of other risks, trends and strategies in the Company's Annual Report on Form 10-K for the year ended December 31, 2021.

•Harsco Environmental's 2022 results are expected to be below prior-year performance primarily due to the impacts of inflation, foreign exchange translation, exited contracts, lower service and ecoproducts volumes largely attributable to the energy-crisis in Europe and certain items recognized in the prior year such as the recovery of Brazil non-income tax expense and asset sale gains not repeating, partially offset by higher environmental services demand at certain sites. The global steel market is currently experiencing a period of volatility due to the Russian-Ukraine conflict and the resulting energy crisis in Europe, as well as a change to the economic conditions due to rising interest rates which is expected to impact Harsco Environmental's performance in the coming quarters. To mitigate the impact of the pressures, the Company is taking action through lowering overall spending and capital expenditures to support its financial results and cash flows. Over the longer-term, the Company expects that the Harsco Environmental Segment's growth will be driven by economic growth that supports higher global steel consumption as well as investments and innovation that support the environmental solutions needs of customers.

•Harsco Clean Earth results in 2022 are anticipated to be below prior-year levels due to unprecedented inflation in certain operating costs, including transportation, containers and disposal, and challenges related to labor availability. These impacts will be partially offset by commercial initiatives and cost-reduction actions. Clean Earth has implemented a number of actions that have improved profitability in the third quarter of 2022 and are expected to support financial results for the remainder of the year. These actions include price increases and additional cost and efficiency initiatives focused on mitigating the impact of these inflationary costs. Long-term, the Company expects this segment to benefit from positive underlying market trends, supported by increased environmental regulation, further growth opportunities and its attractive asset position, as well as from the less cyclical and recurring nature of this business.

Results of Operations

Segment Results

	Three Months Ended		Nine Months Ended
	September 30		September 30
(In millions, except percentages)	2022	2021	2022	2021
Revenues:
Harsco Environmental	$264.7	$269.9	$804.4	$800.4
Harsco Clean Earth	222.2	200.5	616.4	585.9
Total Revenues	$486.9	$470.4	$1,420.8	$1,386.3
Operating Income (Loss):
Harsco Environmental	$22.1	$27.6	$63.9	$83.8
Harsco Clean Earth	17.3	9.9	(95.7)	20.5
Corporate	(9.3)	(10.6)	(27.4)	(31.9)
Total Operating Income	$30.1	$26.9	$(59.2)	$72.4
Operating Margins:
Harsco Environmental	8.4%	10.2%	7.9%	10.5%
Harsco Clean Earth	7.8%	4.9%	(15.5)%	3.5%
Consolidated Operating Margin	6.2%	5.7%	(4.2)%	5.2%

Harsco Environmental Segment:

	September 30, 2022
Significant Effects on Revenues (In millions)	Three Months Ended	Nine Months Ended
Revenues — 2021	$269.9	$800.4
Net effects of price/volume changes, primarily attributable to volume changes	19.3	65.1
Impact of foreign currency translation	(24.1)	(50.9)
Net impact of new and lost contracts	0.1	(8.7)
Other	(0.5)	(1.5)
Revenues — 2022	$264.7	$804.4

The following factors contributed to the changes in operating income during the three and nine months ended September 30, 2022.

Factors Positively Affecting Operating Income:
•Operating income was positively affected by increased revenue under environmental services contracts due, in part, to higher overall service levels at certain sites for the three and nine months ended September 30, 2022.

Factors Negatively Impacting Operating Income:
•Impact of cost increases relating to raw materials, labor, maintenance, and freight due to inflation, including the impact of increased fuel costs on existing contracts of $5.3 million and $14.3 million for the three and nine months ended September 30, 2022, respectively.
•Lower asset sale gains of $1.2 million and $7.0 million during the three and nine months ended September 30, 2022, respectively, as compared to the three and nine months ended September 30, 2021.
•Foreign currency translation reduced operating income by $2.8 million and $5.7 million during the three and nine months ended September 30, 2022, respectively.
•Lower recovery of Brazil non-income tax expense of $2.4 million during the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021.

Harsco Clean Earth Segment:

	September 30, 2022
Significant Effects on Revenues (In millions)	Three Months Ended	Nine Months Ended
Revenues—2021	$200.5	$585.9
Net effects of price/volume changes	21.8	30.8
Other	(0.1)	(0.3)
Revenues — 2022	$222.2	$616.4

The following factors contributed to the changes in operating income (loss) during the three and nine months ended September 30, 2022.

Factors Positively Affecting Operating Income:
•Favorable changes in pricing and cost reductions, offset by the impact of cost inflation on transportation, disposal, container and fuel costs, in the hazardous waste business of $8.7 million during the three months ended September 30, 2022 .
•Lower selling, general and administrative expense ("SG&A") of $2.2 million and $4.3 million during the three and nine months ended September 30, 2022, respectively, due principally to lower incentive compensation expense and professional fees, when compared to the same periods in 2021.

Factors Negatively Impacting Operating Income:
•Goodwill impairment charge of $104.6 million recorded during the nine months ended September 30, 2022.
•The impact of cost inflation on transportation, disposal, container and fuel costs, in addition to lower volume, net of favorable changes due to price increases and cost reductions, decreased operating income by $7.3 million in the hazardous waste business for the nine months ended September 30, 2022.
•The impact of cost inflation on transportation, disposal and labor costs in the soil and dredged material business decreased operating income by $2.4 million and $3.7 million during the three and nine months ended September 30, 2022, respectively.

Consolidated Results

	September 30
	Three Months Ended		Nine Months Ended
(In millions, except per share amounts and percentages)	2022	2021	2022	2021
Total revenues	$486.9	$470.4	$1,420.8	$1,386.3
Cost of services and products sold	392.8	375.3	1,173.0	1,108.2
Selling, general and administrative expenses	64.1	70.6	201.2	213.0
Research and development expenses	0.2	0.3	0.5	0.8
Goodwill impairment charge	—	—	104.6	—
Other (income) expenses, net	(0.4)	(2.8)	0.5	(8.0)
Operating income (loss) from continuing operations	30.1	26.9	(59.1)	72.3
Interest income	1.0	0.5	2.3	1.7
Interest expense	(19.8)	(15.7)	(51.5)	(47.6)
Facility fees and debt-related income (expense)	(2.5)	(0.2)	(0.9)	(5.5)
Defined benefit pension income	2.1	3.9	6.8	11.8
Income (loss) from continuing operations before income taxes and equity income	10.9	15.4	(102.5)	32.6
Income tax benefit (expense) from continuing operations	(9.4)	(7.8)	(7.5)	(14.7)
Equity income (loss) of unconsolidated entities, net	(0.1)	(0.3)	(0.4)	(0.5)
Income (loss) from continuing operations	1.4	7.3	(110.4)	17.4
Income (loss) from discontinued businesses	2.0	1.3	(35.2)	12.9
Income tax benefit (expense) related to discontinued operations	(0.5)	1.2	5.3	(3.8)
Income (loss) from discontinued operations, net of tax	1.5	2.5	(29.9)	9.1
Net income (loss)	2.9	9.8	(140.3)	26.5
Total other comprehensive income (loss)	(25.6)	(9.0)	(42.7)	10.1
Total comprehensive income (loss)	(22.7)	0.8	(183.0)	36.6
Diluted earnings (loss) per common share from continuing operations attributable to Harsco Corporation common stockholders	$0.01	$0.06	$(1.43)	$0.15
Effective income tax rate for continuing operations	85.8%	50.7%	(7.3)%	45.1%

Comparative Analysis of Consolidated Results

Revenues
Revenues for the third quarter of 2022 increased $16.5 million, or 3.5%, from the third quarter of 2021. Revenues for the nine months ended September 30, 2022 increased $34.4 million, or 2.5%, from the six months ended September 30, 2021. Foreign currency translation decreased revenues by $24.1 million and $50.9 million for the third quarter and nine months ended September 30, 2022, respectively, compared with the same period in the prior year. Refer to the discussion of segment results above for information pertaining to factors positively affecting and negatively impacting revenues.

Cost of Services and Products Sold
Cost of services and products sold for the third quarter of 2022 increased $17.5 million, or 4.7%, from the third quarter of 2021. Costs of services and products sold for the nine months ended September 30, 2022 increased $64.8 million, or 5.9%, from the nine months ended September 30, 2021. The changes in cost of services and products sold were attributable to the following significant items:

	September 30, 2022
(In millions)	Three Months Ended	Nine Months Ended
Change in costs due to changes in revenues volume	$13.3	$45.7
Changes in costs due to change in prices, including materials, labor, fuel, transportation and maintenance	23.1	54.7
Impact of foreign currency translation	(20.2)	(43.2)
Other	1.3	7.6
Total change in cost of services and products sold — 2022 vs. 2021	$17.5	$64.8

Selling, General and Administrative Expenses
SG&A for the third quarter of 2022 decreased $6.5 million, or 9.2%, from the third quarter of 2021. SG&A for the nine months ended September 30, 2022 decreased $11.8 million, or 5.5%, from the nine months ended September 30, 2021. The decreases include a $6.1 million reduction in compensation expense for the both three and nine months ended September 30, 2022, principally for incentive compensation. In addition, the nine months ended September 30, 2022 included a $5.1 million decrease in professional fees, principally in the Company's Clean Earth and Corporate segments.

Goodwill Impairment Charge
The Company recorded a goodwill impairment charge of $104.6 million in the Harsco Clean Earth Segment during the nine months ended September 30, 2022. See Note 8, Goodwill and Other Intangible Assets, in Part I, Item 1, Financial Statements for further discussion regarding the goodwill impairment charge.

Other (Income) Expenses, Net
The major components of this Condensed Consolidated Statements of Operations caption are as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(In thousands)	2022	2021	2022	2021
Employee termination benefit costs	$1,412	$(65)	$1,707	$1,102
Other costs to exit activities	239	(27)	1,299	611
Impaired asset write-downs	4	41	359	203
Net gains	(1,077)	(1,575)	(2,981)	(8,622)
Other	(929)	(1,209)	131	(1,287)
Other (income) expenses, net	$(351)	$(2,835)	$515	$(7,993)

Interest Expense
Interest expense during the third quarter of 2022 increased by $4.0 million, compared to the third quarter of 2021. Interest expense during the nine months ended September 30, 2022 increased by $3.9 million, compared with the nine months ended September 30, 2021. The increase during the three and nine months ended September 30, 2022 primarily relates to higher weighted average interest rates, in addition to higher borrowings, related to the amended Senior Secured Credit Facilities.
Facility Fees and Debt-Related Income (Expense)
During the three and nine months ended September 30, 2022, the Company recognized expense of $2.5 million and $0.9 million, respectively, which included fees related to amending its Senior Secured Credit Facilities and fees related to the Company's Account Receivable Securitization Facility. A $2.3 million gain on the repurchase of $25.0 million of Senior Notes recognized during the nine months ended September 30, 2022 partially offset these expenses. See Note 9, Debt and Credit Agreements, in Part I, Item 1, Financial Statements.

During the three and nine months ended September 30, 2021, the Company recognized $0.2 million and $5.5 million, respectively, of fees and other costs primarily related to the amended Senior Secured Credit Facilities.

Defined Benefit Pension Income
Defined benefit pension income for the third quarter of 2022 was $2.1 million, compared with defined benefit pension income of $3.9 million during the third quarter of 2021. Defined benefit pension income for the nine months ended September 30, 2022 was $6.8 million, compared with defined benefit pension income of $11.8 million for the nine months ended September 30, 2021. The decrease is primarily the result of a lower assumed rate of return on plan assets at December 31, 2021.

Income Tax Benefit (Expense)
Income tax expense from continuing operations for the three and nine months ended September 30, 2022 was $9.4 million and $7.5 million, respectively, compared with $7.8 million and $14.7 million for the three and nine months ended September 30, 2021, respectively. Income tax expense from continuing operations for the three months ended September 30, 2022 compared with the three months ended September 30, 2021 increased primarily due to disallowed interest expense in U.S. due to lower taxable income, offset by lower operating income as a result of cost increases due to inflation. Income tax expense from continuing operations for the nine months ended September 30, 2022 compared with the nine months ended September 30, 2021 decreased primarily from lower operating income as a result of cost increases due to inflation and labor shortages, and the tax benefit on a portion of the Harsco Clean Earth Segment goodwill impairment.

Income (Loss) from Continuing Operations
Income (loss) from continuing operations was $1.4 million and $(110.4) million for the three and nine months ended September 30, 2022, respectively, compared to income from continuing operations of $7.3 million and $17.4 million for the three and nine months ended September 30, 2021, respectively. The primary drivers for these increases are noted above.

Income (Loss) from Discontinued Operations
The operating results of the former Harsco Rail Segment and costs directly attributable to the sale of the business, have been reflected as discontinued operations in the Company's Condensed Consolidated Statement of Operations for all periods presented. In addition, this caption includes costs directly attributable to retained contingent liabilities of other previously disposed businesses. The decrease in income during the nine months ended September 30, 2022 was related primarily to the recognition of additional forward estimated loss provisions of $35.9 million for certain contracts in the Rail business, as well lower business performance due to reduced revenue for railway track maintenance equipment, when compared to the nine months ended September 30, 2021. It is possible that the Company's overall estimate of liquidated damages, penalties and costs to complete these contracts may increase, which would result in an additional estimated forward loss provision at such time. See Note 3, Dispositions, in Part I, Item 1, Financial Statements.

Total Other Comprehensive Income (Loss)
Total other comprehensive loss was $25.6 million and $42.7 million in the three and nine months ended September 30, 2022, respectively, compared with total other comprehensive income of $9.0 million and $10.1 million in the three and nine months ended of September 30, 2021, respectively. The primary driver of these decreases is the strengthening of the U.S. dollar against certain currencies inclusive of the impact of foreign currency translation of cumulative unrecognized actuarial losses on the Company’s pension obligations, reflective of the strengthening of the U.S dollar during the nine months ended September 30, 2022.

Liquidity and Capital Resources
Cash Flow Summary
The Company currently expects to have sufficient financial liquidity and borrowing capacity to support the strategies within each of its businesses and its current operating and debt service needs. The Company currently expects operational and business needs to be met by cash provided by operations supplemented with borrowings from time to time, principally under the Senior Secured Credit Facilities. The Company supplements the cash provided by operations with borrowings from time to time due to historical patterns of seasonal cash flow and the funding of various projects. The Company regularly assesses capital needs in the context of operational trends and strategic initiatives.

The Company’s cash flows from operating, investing and financing activities, as reflected on the Condensed Consolidated Statements of Cash Flows, are summarized in the following table:

	Nine Months Ended
	September 30
(In millions)	2022	2021
Net cash provided (used) by:
Operating activities	$131.2	$46.8
Investing activities	(73.7)	(88.8)
Financing activities	(50.8)	44.2
Effect of exchange rate changes on cash and cash equivalents, including restricted cash	(8.8)	(1.8)
Net change in cash and cash equivalents, including restricted cash	$(2.1)	$0.4
Net cash provided by operating activities — Net cash provided by operating activities in the first nine months of 2022 was $131.2 million, an increase in cash flows of $84.4 million from the first nine months of 2021. The primary drivers of this increase is due to the sale of $145.0 million of its accounts receivable through its AR Facility with PNC, partially offset by lower cash net income.

Net cash used by investing activities — Net cash used by investing activities in the first nine months of 2022 was $73.7 million, an increase in cash flows of $15.1 million from the cash used in the first nine months of 2021. The increase is primarily due to decreased capital expenditure purchases and higher net proceeds received from the settlement of foreign currency forward exchange contracts, partially offset by a decrease in the proceeds from sales of assets in the Harsco Environmental Segment and payments made for settlements of interest rate swaps.

Net cash (used) provided by financing activities — Net cash used by financing activities in the first nine months of 2022 was $50.8 million, a decrease of $95.0 million from the first nine months of 2021. The decrease was primarily due to lower net cash borrowings of $98.9 million in the first nine months of 2022, resulting from the use of the AR Facility proceeds to reduce long-term debt.

Effect of exchange rate changes on cash and cash equivalents, including restricted cash — The decrease is due to the impact of the significant strengthening of the U.S. dollar against certain currencies during the first nine months of 2022 on the global cash balances held by the Company in these currencies, including balances held in the Company’s multicurrency cash pool.

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

AR Facility
The Company maintains a trade receivables securitization facility to accelerate cash flows from trade accounts receivable. Under the AR Facility, the Company and its designated subsidiaries continuously sell their trade receivables as they are originated to the wholly-owned bankruptcy-remote SPE. The SPE transfers ownership and control of qualifying receivables to PNC up to a maximum purchase commitment of $150.0 million. During the nine months ended September 30, 2022, the Company received proceeds of $145.0 million related to the facility.

Summary of Senior Secured Credit Facilities and Notes: (In millions)	September 30 2022	December 31 2021
By type:
New Term Loan	$493.8	$497.5
Revolving Credit Facility	353.0	362.0
5.75% Senior Notes	475.0	500.0
Total	$1,321.8	$1,359.5
By classification:
Current	$5.0	$5.0
Long-term	1,316.8	1,354.5
Total	$1,321.8	$1,359.5

	September 30, 2022
(In millions)	Facility Limit	Outstanding Balance	Outstanding Letters of Credit	Available Credit
Revolving credit facility (a U.S.-based program)	$700.0	$353.0	$32.2	$314.8

Debt Covenants
The Senior Secured Credit Facilities contain a consolidated net debt to Consolidated Adjusted EBITDA ratio covenant, which is not to exceed 5.50x for the quarter ending September 30, 2022 and through and including the quarter ended December 31, 2023 and then decreasing quarterly until reaching 4.00x on December 31, 2024. The Company's required coverage of consolidated interest charges is set at a minimum of 2.75x. The total net leverage ratio covenant applicable to the third quarter of 2024 and earlier is subject to a 0.50x decrease upon divestiture of the former Harsco Rail segment.  At September 30, 2022 the Company was in compliance with these covenants, as the total net debt to Consolidated Adjusted EBITDA ratio (as defined in the Credit Agreement) was 5.03x and total interest coverage ratio was 3.67x. Based on balances and covenants in effect at September 30, 2022 the Company could increase net debt by $120.3 million and remain in compliance with these debt covenants. Alternatively, Consolidated Adjusted EBITDA could decrease by $21.9 million, and the Company would remain in compliance with these covenants. The Company believes it will continue to maintain compliance with these covenants based on its current outlook.  However, the Company’s estimates of compliance with these covenants could change in the future with a continued deterioration in economic conditions or an inability to successfully execute its plans to realize increased pricing and to implement cost reduction initiatives that substantially mitigate the impacts of inflation and other factors adversely impacting its realized operating margins.

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

At September 30, 2022, the Company's consolidated cash and cash equivalents included $78.5 million held by non-U.S. subsidiaries and approximately 17% of the Company's consolidated cash and cash equivalents had regulatory restrictions that would preclude the transfer of funds with and among subsidiaries. Non-U.S. subsidiaries also held $16.4 million of cash and cash equivalents in consolidated strategic ventures. The strategic venture agreements may require strategic venture partner approval to transfer funds with and among subsidiaries. While the Company's remaining non-U.S. cash and cash equivalents can be transferred with and among subsidiaries, the majority of these non-U.S. cash balances will be used to support the ongoing working capital needs and continued growth of the Company's non-U.S. operations.

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

ITEM 4.        CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of September 30, 2022, an evaluation was performed, under the supervision and with the participation of the Company’s management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a – 15 under the Securities and Exchange Act of 1934, as amended. Based upon that evaluation, such officers concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities and Exchange Act of 1934, as amended (1) is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and (2) is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

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

PART II — OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS
Information on legal proceedings is included in Note 12, Commitments and Contingencies, in Part I, Item 1, Financial Statements.

ITEM 1A.     RISK FACTORS
The Company's risk factors as of September 30, 2022 have not changed materially from those described in Part 1, Item 1A, "Risk Factors" of the Company's Annual Report on Form 10-K for the year ended December 31, 2021.

ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 6.        EXHIBITS

The following exhibits are included as part of this report by reference:

Exhibit Number	Description
3.1	Amended and Restated By-laws, dated October 19, 2022 (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K dated October 25, 2022. Commission File Number 001-03970)
10.1	Offer Letter, dated August 11, 2022 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated August 12, 2022. Commission File Number 001-03970)
10.2
Amendment No. 12 to Third Amended and Restated Credit Agreement, dated as of August 29, 2022, among Harsco Corporation, the Subsidiary Guarantors party thereto, Bank of America, N.A., as administrative agent, and the lenders party thereto. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 29, 2022 Commission File 001-3970)

10.3
Amendment No. 11 to Third Amended and Restated Credit Agreement, dated as of August 19, 2022, among Harsco Corporation, the Subsidiary Guarantors party thereto, and Bank of America, N.A. as administrative agent. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated August 29, 2022. Commission File 001-3970)

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

HARSCO CORPORATION
(Registrant)

DATE	November 1, 2022	/s/ PETER F. MINAN
Peter F. Minan
Senior Vice President and Chief Financial Officer
(On behalf of the registrant and as Principal Financial Officer)

DATE	November 1, 2022	/s/ SAMUEL C. FENICE
Samuel C. Fenice
Vice President and Corporate Controller
(Principal Accounting Officer)