Form 10-Q
period 2023-03-31
HARSCO CORP
filed 2023-05-03
CIK 45876

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2023
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission File Number 001-03970

HARSCO CORPORATION
(Exact name of registrant as specified in its charter)

Delaware			23-1483991
(State or other jurisdiction of incorporation or organization)			(I.R.S. employer identification number)
Two Logan Square 100-120 North 18th Street, 17th Floor,	Philadelphia,	Pennsylvania	19103
(Address of principal executive offices)			(Zip Code)
Registrant’s telephone number, including area code  267-857-8715
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $1.25 per share	HSC	New York Stock Exchange
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ NO ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit).   Yes ☒  NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐  NO ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at April 28, 2023
Common stock, par value $1.25 per share	79,738,373

HARSCO CORPORATION
FORM 10-Q

Glossary of Defined Terms

Unless the context requires otherwise, "Harsco," the "Company," "we," "our," or "us" refers to Harsco Corporation on a consolidated basis. The Company also uses several other terms in this Quarterly Report on Form 10-Q, which are further defined below:

Term	Description
AOCI	Accumulated Other Comprehensive Income (Loss)
AR Facility	Trade receivables securitization facility
ASU	Financial Accounting Standards Board Accounting Standards Update
CE	Harsco Clean Earth Segment
CERCLA	Comprehensive Environmental Response, Compensation, and Liability Act of 1980
Consolidated Adjusted EBITDA	EBITDA as calculated in accordance with the Company's Credit Agreement
COVID-19	The COVID-19 coronavirus pandemic
Credit Agreement	Credit Agreement governing the Senior Secured Credit Facilities
DEA	United States Drug Enforcement Administration
Deutsche Bahn	National railway company in Germany
DTSC	California Department of Toxic Substances Control
EBITDA	Earnings before interest, tax, depreciation and amortization
ESOL	Stericycle Environmental Solutions business
FASB	Financial Accounting Standards Board
HE	Harsco Environmental Segment
ICMS	Type of value-added tax in Brazil
IKG	The former Harsco Industrial IKG business
ISDA	International Swaps and Derivatives Association
LIBOR	London Interbank Offered Rates
Network Rail	Infrastructure manager for most of the railway in the U.K.
New Term Loan	$500 million term loan raised in March 2021 under the Senior Secured Credit Facilities, maturing on March 10, 2028
OCI	Other Comprehensive Income (Loss)
PA DEP	Pennsylvania Department of Environmental Protection
Rail	The former Harsco Rail Segment
Revolving Credit Facility	$700 million multi-year revolving credit facility under the Senior Secured Credit Facilities
ROU	Right of use
SBB	Federal railway system of Switzerland
SCE	Supreme Council for Environment in Bahrain
SEC	Securities and Exchange Commission
Senior Notes	5.75% Notes due July 31, 2027
Senior Secured Credit Facilities	Primary source of borrowings comprised of the New Term Loan and the Revolving Credit Facility
SOFR	Secured Overnight Financing Rate
SPE	The Company's wholly-owned bankruptcy-remote special purpose entity, which is used in connection with the AR Facility
SPRA	State Revenue Authorities from the State of São Paulo, Brazil
TSDF	Treatment, storage, and disposal facility permits issued under the Resource Conservation and Recovery Act
U.S. GAAP	Accounting principles generally accepted in the U.S.

PART I — FINANCIAL INFORMATION
ITEM 1.      FINANCIAL STATEMENTS

HARSCO CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands)	March 31 2023	December 31 2022
ASSETS
Current assets:
Cash and cash equivalents	$91,759	$81,332
Restricted cash	4,477	3,762
Trade accounts receivable, net	281,777	264,428
Other receivables	25,832	25,379
Inventories	84,705	81,375
Prepaid expenses	24,878	30,583
Current portion of assets held-for-sale	264,051	266,335
Other current assets	15,181	14,541
Total current assets	792,660	767,735
Property, plant and equipment, net	665,191	656,875
Right-of-use assets, net	100,199	101,253
Goodwill	763,013	759,253
Intangible assets, net	345,595	352,160
Deferred income tax assets	18,422	17,489
Assets held-for-sale	69,554	70,105
Other assets	70,360	65,984
Total assets	$2,824,994	$2,790,854
LIABILITIES
Current liabilities:
Short-term borrowings	$2,142	$7,751
Current maturities of long-term debt	13,245	11,994
Accounts payable	225,314	205,577
Accrued compensation	50,193	43,595
Income taxes payable	3,987	3,640
Current portion of operating lease liabilities	26,104	25,521
Current portion of liabilities of assets held-for-sale	159,069	159,004
Other current liabilities	138,224	140,199
Total current liabilities	618,278	597,281
Long-term debt	1,346,206	1,336,995
Retirement plan liabilities	48,013	46,601
Operating lease liabilities	74,149	75,246
Liabilities of assets held-for-sale	8,942	9,463
Environmental liabilities	26,481	26,880
Deferred tax liabilities	28,426	30,069
Other liabilities	50,547	45,277
Total liabilities	2,201,042	2,167,812
COMMITMENTS AND CONTINGENCIES
HARSCO CORPORATION STOCKHOLDERS’ EQUITY
Common stock	145,843	145,448
Additional paid-in capital	229,218	225,759
Accumulated other comprehensive loss	(560,842)	(567,636)
Retained earnings	1,604,916	1,614,441
Treasury stock	(849,678)	(848,570)
Total Harsco Corporation stockholders’ equity	569,457	569,442
Noncontrolling interests	54,495	53,600
Total equity	623,952	623,042
Total liabilities and equity	$2,824,994	$2,790,854
See accompanying notes to unaudited condensed consolidated financial statements.

HARSCO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended
	March 31
(In thousands, except per share amounts)	2023	2022
Revenues from continuing operations:
Revenues	495,653	452,797
Costs and expenses from continuing operations:
Cost of sales	400,688	377,019
Selling, general and administrative expenses	71,935	69,153
Research and development expenses	176	56
Other (income) expenses, net	(6,151)	(1,179)
Total costs and expenses	466,648	445,049
Operating income (loss) from continuing operations	29,005	7,748
Interest income	1,455	644
Interest expense	(24,328)	(15,092)
Facility fees and debt-related income (expense)	(2,363)	(532)
Defined benefit pension income (expense)	(5,335)	2,410
Income (loss) from continuing operations before income taxes and equity income	(1,566)	(4,822)
Income tax benefit (expense) from continuing operations	(6,923)	(1,221)
Equity income (loss) of unconsolidated entities, net	(133)	(131)
Income (loss) from continuing operations	(8,622)	(6,174)
Discontinued operations:
Income (loss) from discontinued businesses	619	(39,097)
Income tax benefit (expense) from discontinued businesses	(587)	6,591
Income (loss) from discontinued operations, net of tax	32	(32,506)
Net income (loss)	(8,590)	(38,680)
Less: Net (income) loss attributable to noncontrolling interests	(935)	(1,159)
Net income (loss) attributable to Harsco Corporation	$(9,525)	$(39,839)
Amounts attributable to Harsco Corporation common stockholders:
Income (loss) from continuing operations, net of tax	$(9,557)	$(7,333)
Income (loss) from discontinued operations, net of tax	32	(32,506)
Net income (loss) attributable to Harsco Corporation common stockholders	$(9,525)	$(39,839)
Weighted-average shares of common stock outstanding	79,633	79,363
Basic earnings (loss) per common share attributable to Harsco Corporation common stockholders:
Continuing operations	$(0.12)	$(0.09)
Discontinued operations	0.00	(0.41)
Basic earnings (loss) per share attributable to Harsco Corporation common stockholders	$(0.12)	$(0.50)
Diluted weighted-average shares of common stock outstanding	79,633	79,363
Diluted earnings (loss) per common share attributable to Harsco Corporation common stockholders:
Continuing operations	$(0.12)	$(0.09)
Discontinued operations	0.00	(0.41)
Diluted earnings (loss) per share attributable to Harsco Corporation common stockholders	$(0.12)	$(0.50)

See accompanying notes to unaudited condensed consolidated financial statements.

HARSCO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

	Three Months Ended
	March 31
(In thousands)	2023	2022
Net income (loss)	$(8,590)	$(38,680)
Other comprehensive income (loss):
Foreign currency translation adjustments, net of deferred income taxes of $1,472 and $(1,838) in 2023 and 2022, respectively	12,446	(2,847)
Net gain (loss) on cash flow hedging instruments, net of deferred income taxes of $847 and $(330) in 2023 and 2022, respectively	(2,560)	1,140
Pension liability adjustments, net of deferred income taxes of $(418) and $(352) in 2023 and 2022, respectively	(2,735)	13,718
Unrealized gain (loss) on marketable securities, net of deferred income taxes of $— in 2023 and 2022	1	(3)
Total other comprehensive income (loss)	7,152	12,008
Total comprehensive income (loss)	(1,438)	(26,672)
Less: Comprehensive (income) loss attributable to noncontrolling interests	(1,293)	(677)
Comprehensive income (loss) attributable to Harsco Corporation	$(2,731)	$(27,349)

See accompanying notes to unaudited condensed consolidated financial statements.

HARSCO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31
(In thousands)	2023	2022
Cash flows from operating activities:
Net income (loss)	$(8,590)	$(38,680)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	33,039	33,604
Amortization	7,965	8,586
Deferred income tax (benefit) expense	(56)	(4,275)
Equity (income) loss of unconsolidated entities, net	133	131
Dividends from unconsolidated entities	—	178
Other, net	1,009	259
Changes in assets and liabilities, net of acquisitions and dispositions of businesses:
Accounts receivable	(14,533)	(15,364)
Income tax refunds receivable, reimbursable to seller	—	7,687
Inventories	(8,534)	(4,610)
Contract assets	11,698	4,843
Right-of-use assets	7,842	7,076
Accounts payable	17,735	1,655
Accrued interest payable	(6,998)	(7,393)
Accrued compensation	7,343	(5,692)
Advances on contracts	(5,591)	(7,808)
Operating lease liabilities	(7,202)	(7,063)
Retirement plan liabilities, net	814	(14,519)
Other assets and liabilities	838	7,070
Net cash provided (used) by operating activities	36,912	(34,315)
Cash flows from investing activities:
Purchases of property, plant and equipment	(22,146)	(32,958)
Proceeds from sales of assets	823	5,976
Expenditures for intangible assets	(36)	(54)
Net proceeds (payments) from settlement of foreign currency forward exchange contracts	(1,212)	1,061
Payments for settlements of interest rate swaps	—	(1,062)
Other investing activities, net	32	124
Net cash used by investing activities	(22,539)	(26,913)
Cash flows from financing activities:
Short-term borrowings, net	(3,029)	2,051
Current maturities and long-term debt:
Additions	59,000	72,005
Reductions	(57,200)	(2,566)
Stock-based compensation - Employee taxes paid	(930)	(1,377)
Payment of contingent consideration	—	(6,915)
Net cash (used) provided by financing activities	(2,159)	63,198
Effect of exchange rate changes on cash and cash equivalents, including restricted cash	(1,072)	455
Net increase in cash and cash equivalents, including restricted cash	11,142	2,425
Cash and cash equivalents, including restricted cash, at beginning of period	85,094	87,128
Cash and cash equivalents, including restricted cash, at end of period	$96,236	$89,553

Supplementary cash flow information:
Change in accrual for purchases of property, plant and equipment included in accounts payable	$7,524	$(745)
See accompanying notes to unaudited condensed consolidated financial statements.

HARSCO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (Unaudited)

	Harsco Corporation Stockholders’ Equity
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests
(In thousands, except share amounts)	Issued	Treasury					Total
Balances, December 31, 2021	$144,883	$(846,622)	$215,528	$1,794,510	$(560,139)	$57,610	$805,770
Net income				(39,839)		1,159	(38,680)
Total other comprehensive income (loss), net of deferred income taxes of $(2,520)					12,490	(482)	12,008
Vesting of restricted stock units and other stock grants, net 176,253 shares	378	(1,632)	(378)				(1,632)
Amortization of unearned portion of stock-based compensation, net of forfeitures			3,629				3,629
Balances, March 31, 2022	$145,261	$(848,254)	$218,779	$1,754,671	$(547,649)	$58,287	$781,095

	Harsco Corporation Stockholders’ Equity
(In thousands, except share amounts)	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests
	Issued	Treasury					Total
Balances, December 31, 2022	$145,448	$(848,570)	$225,759	$1,614,441	$(567,636)	$53,600	$623,042
Net income (loss)				(9,525)		935	(8,590)
Total other comprehensive income (loss), net of deferred income taxes of $1,901					6,794	358	7,152
Purchase of subsidiary shares from noncontrolling interest			398			(398)	—
Vesting of restricted stock units and other stock grants, net 177,574 shares	395	(1,108)	(395)				(1,108)
Amortization of unearned portion of stock-based compensation, net of forfeitures			3,456				3,456
Balances, March 31, 2023	$145,843	$(849,678)	$229,218	$1,604,916	$(560,842)	$54,495	$623,952

See accompanying notes to unaudited condensed consolidated financial statements.

HARSCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.     Basis of Presentation

The Company has prepared these unaudited condensed consolidated financial statements in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the SEC. Accordingly, the unaudited condensed consolidated financial statements do not include all information and disclosure required by U.S. GAAP for annual financial statements. The December 31, 2022 Condensed Consolidated Balance Sheet information contained in this Quarterly Report on Form 10-Q was derived from the 2022 audited consolidated financial statements.  These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements, including the notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. In the opinion of management, all adjustments (all of which are of a normal recurring nature) that are necessary for a fair statement are reflected in these unaudited condensed consolidated financial statements.

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

2.     Recently Adopted and Recently Issued Accounting Standards

The following accounting standards have been adopted in 2023:

On January 1, 2023, the Company adopted changes issued by the FASB that clarify that an acquirer of a business should recognize and measure contract assets and contract liabilities in a business combination in accordance with accounting standards governing revenue from contracts with customers. The adoption of these changes did not have an immediate impact on the Company's consolidated financial statements, but will be applied prospectively to future business combinations.

On January 1, 2023, the Company adopted changes issued by the FASB that require a buyer in a supplier finance program, also referred to as reverse factoring, payables finance, or structured payables arrangements, to disclose sufficient information about the program to allow a user of financial statements to understand the program’s nature, activity during the period, changes from period to period, and potential magnitude, by disclosing qualitative and quantitative information about the program. At March 31, 2023, the Company concluded that the adoption of these changes did not have a material impact on the Company's condensed consolidated financial statements or the accompanying notes to the condensed consolidated financial statements.

3. Discontinued Operations

Harsco Rail Segment
The Company is in the process of selling its Rail business with a sale expected to occur in 2023. The intention to sell the business was first announced in the fourth quarter of 2021. The sales process was delayed in 2022 due to certain macroeconomic conditions, including rising interest rates. The former Harsco Rail Segment has historically been a separate reportable segment with primary operations in the United States, Europe and Asia Pacific.

The former Harsco Rail Segment's balance sheet positions as of March 31, 2023 and December 31, 2022 are presented as Assets held-for-sale and Liabilities of assets held-for-sale in the Condensed Consolidated Balance Sheets and are summarized as follows:

(in thousands)	March 31 2023	December 31 2022
Trade accounts receivable, net	$39,743	$41,049
Other receivables	4,481	4,037
Inventories	111,447	105,256
Current portion of contract assets	73,204	84,848
Other current assets	34,982	30,950
Property, plant and equipment, net	41,919	41,004
Right-of-use assets, net	5,292	5,635
Goodwill	13,026	13,026
Intangible assets, net	2,685	2,746
Deferred income tax assets	5,825	6,887
Other assets	806	807
Total Rail assets included in Assets held-for-sale	$333,410	$336,245

Accounts payable	$56,212	$49,083
Accrued compensation	2,384	1,211
Current portion of operating lease liabilities	2,649	2,635
Current portion of advances on contracts	37,356	45,037
Other current liabilities	60,468	61,039
Operating lease liabilities	2,800	3,121
Deferred tax liabilities	5,688	5,480
Other liabilities	454	861
Total Rail liabilities included in Liabilities of assets held-for-sale	$168,011	$168,467
The results of the former Harsco Rail Segment are presented as discontinued operations and, as such, have been excluded from both continuing operations and segment results for the three months ended March 31, 2023, and 2022. Certain key selected financial information included in Income (loss) from discontinued operations, net of tax, for the former Harsco Rail Segment is as follows:

	Three Months Ended
	March 31
(In thousands)	2023	2022
Amounts directly attributable to the former Harsco Rail Segment:
Service revenues	$7,720	$6,710
Product revenues (a)	57,332	45,113
Cost of services sold	5,626	4,295
Cost of products sold	45,743	72,546
Income (loss) from discontinued businesses	2,751	(35,895)
Additional amounts allocated to the former Harsco Rail Segment:
Selling, general and administrative expenses (b)	$477	$1,649
(a) The increase in product revenues and decrease in cost of products sold for 2023 compared with 2022 is due, in part, to liquidated damages and penalties on certain long-term contracts, as discussed below.
(b) The Company includes costs to sell the Rail business in the caption Income (loss) from discontinued businesses in the Condensed Consolidated Statements of Operations.

The Company has retained corporate overhead expenses previously allocated to the former Harsco Rail Segment of $1.0 million for each of the three months ended March 31, 2023, and 2022, as part of Selling, general and administrative expenses on the Condensed Consolidated Statements of Operations.

The Company's former Harsco Rail Segment is currently manufacturing highly-engineered equipment under large long-term fixed-price contracts with SBB, Network Rail, and Deutsche Bahn. As previously disclosed, the Company recognized estimated forward loss provisions in 2022 related to these contracts as additional costs in building the machines and continued supply chain related delays were encountered. No additional such provisions were recognized in 2023.

For the Network Rail contracts, the Company encountered supply chain delays in the build of the initial machine, and there were further changes to the production schedule based on the manufacturing experience gained from assembling the first unit during the first quarter of 2022 which had a cascading effect on the delivery schedule of remaining machines. In the first quarter of 2022, the Company recorded additional forward loss provisions of $24.2 million, principally for additional estimated contractual liquidated damages which are recorded as a reduction to revenue. The Company continues to negotiate with Network Rail regarding a reduction to these liquidated damages, which could result in additional favorable or unfavorable adjustments in future periods.

For the Deutsche Bahn contract, in March 2022 a European-based supplier of critical components to the project indicated it would be significantly late on the delivery of these components to the project, which has the impact of delaying the overall delivery schedule for the project. In the first quarter of 2022, the Company recorded an additional $7.4 million estimated forward loss provision due principally to the estimated contractual penalties that would be triggered by this delay and thus recorded as a reduction of revenue. Additionally, this supplier filed for bankruptcy during the second quarter of 2022, although it continues to operate. Should this supplier cease operations, the Company may incur further losses if there are additional costs to change suppliers or an inability to recover the value of prepayments made to the supplier, as well as additional penalties and damages under the contract with Deutsche Bahn in the event of further production delays.

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

As of March 31, 2023, the contracts with Network Rail, Deutsche Bahn and the second contract with SBB are 51%, 36% and 85% complete, respectively. The first contract with SBB has been completed.

The following is selected financial information included on the Condensed Consolidated Statements of Cash Flows attributable to the former Harsco Rail Segment:

	Three Months Ended March 31
(In thousands)	2023	2022
Cash flows from investing activities
Purchases of property, plant and equipment	665	506

4.    Accounts Receivable and Note Receivable
Accounts receivable consist of the following:

(In thousands)	March 31 2023	December 31 2022
Trade accounts receivable	$290,648	$272,775
Less: Allowance for expected credit losses	(8,871)	(8,347)
Trade accounts receivable, net	$281,777	$264,428
Other receivables (a)	$25,832	$25,379
(a) Other receivables include employee receivables, insurance receivable, tax claims and refunds and other miscellaneous items not included in Trade accounts receivable, net.

The provision for expected credit losses related to trade accounts receivable was as follows:

	Three Months Ended
	March 31
(In thousands)	2023	2022
Provision for expected credit losses related to trade accounts receivable	$507	$325

At March 31, 2023, $10.6 million of the Company's trade accounts receivable were past due by twelve months or more, with $3.3 million of this amount reserved. There has been a recent increase in aged receivables for certain international customers within the HE segment. Collection of the remaining balance is still ultimately expected.

Accounts Receivable Securitization Facility
In June 2022, the Company and its SPE entered into an AR Facility with PNC Bank, National Association ("PNC") to accelerate cash flows from trade accounts receivable. The AR Facility has a three-year term. The maximum purchase commitment by PNC is $150.0 million.

The total outstanding balance of trade receivables that have been sold and derecognized by the SPE is $150.0 million and $145.0 million as of March 31, 2023 and December 31, 2022, respectively. The SPE owned $82.4 million and $69.7 million of trade receivables as of March 31, 2023 and December 31, 2022, respectively, which is included in the caption Trade accounts receivable, net, on the Condensed Consolidated Balance Sheets. See Note 9, Debt and Credit Agreements, for AR Facility expenses incurred.

The Company received proceeds of $5.0 million from the AR Facility in the first quarter of 2023.

Factoring Arrangements
The Company maintains factoring arrangements with a financial institution to sell certain accounts receivable that are also accounted for as a sale of financial assets. The following table reflects balances for net amounts sold and program capacities for the arrangements:

(In millions)	March 31 2023	December 31 2022
Net amounts sold under factoring arrangements	$21.7	$17.3
Program capacities	32.0	31.4

Note Receivable
In January 2020, the Company sold IKG for $85.0 million including cash and a note receivable, subject to post-closing adjustments. The note receivable from the buyer has a face value of $40.0 million, bearing interest at 2.50%, that is paid in kind and matures on January 31, 2027. Any unpaid principal, along with any accrued but unpaid interest is payable at maturity. Prepayment is required in case of a change in control or a percentage of excess cash flow, as defined in the note receivable agreement. Because there are no scheduled payments under the terms of the note receivable, the balance is not classified as current as of March 31, 2023 and December 31, 2022, and is included in the caption Other assets on the Condensed Consolidated Balance Sheet.

(In millions)	March 31 2023	December 31 2022
Note receivable, at amortized cost	$24.3	$23.9
Note receivable, fair value	24.8	23.8

5.    Inventories
Inventories consist of the following:

(In thousands)	March 31 2023	December 31 2022
Finished goods	$12,884	$11,809
Work-in-process	1,776	2,030
Raw materials and purchased parts	29,270	27,946
Stores and supplies	40,775	39,590
Total inventories	$84,705	$81,375

6.     Property, Plant and Equipment
Property, plant and equipment consist of the following:

(In thousands)	March 31 2023	December 31 2022
Land	$71,987	$72,020
Land improvements	16,843	16,750
Buildings and improvements	219,332	217,926
Machinery and equipment	1,539,171	1,513,238
Uncompleted construction	85,421	84,472
Gross property, plant and equipment	1,932,754	1,904,406
Less: Accumulated depreciation	(1,267,563)	(1,247,531)
Property, plant and equipment, net	$665,191	$656,875

In the third quarter of 2020, a customer of HE in China ceased steel making operations at its steel mill site in order to relocate the operations to a new site, as a result of a government mandate to improve environmental conditions of the area. The Company continues to provide services to the same customer at the new site. The net book value of HE's idled equipment associated with the previous location is approximately $18 million. The customer has entered into an agreement with the government where it will receive compensation for the losses the customer has incurred as a result of the forced shutdown. The Company has continued discussions with the customer regarding compensation, which are expected to be protracted. While the customer initially indicated that they will not provide compensation, the Company and the customer continue to discuss. In addition, there may be other avenues of pursuing recovery, including seeking relief directly from the local government. At this point, considering the ongoing discussions with the customer, and other avenues, the Company believes it will recover the book value of its equipment and thus does not believe it has an asset impairment as of March 31, 2023. However, the Company will continue to evaluate changes in facts and circumstances and will record any impairment charge, when and if indicated.

7. Leases
The components of lease expense were as follows:

	Three Months Ended
	March 31
(In thousands)	2023	2022
Finance leases:
Amortization expense	$1,541	$978
Interest on lease liabilities	354	183
Operating leases	8,554	8,069
Variable and short-term lease expense	12,086	13,343
Sublease income	(2)	(2)
Total lease expense from continuing operations	$22,533	$22,571

As of March 31, 2023, the Company had additional operating leases for vehicles that had not yet commenced with estimated operating lease obligations of approximately $9 million to be recognized upon anticipated lease commencements in the second and third quarters of 2023.

8.     Goodwill and Other Intangible Assets

The Company tests for goodwill impairment annually, or more frequently if indicators of impairment exist, or if a decision is made to dispose of a business.  The Company performs its annual goodwill impairment test as of October 1 and monitors for triggering events on an ongoing basis. During the three months ended March 31, 2023, the Company determined that there were no events or indicators present that would indicate that it was more-likely-than-not that its reporting units' fair values were less than their carrying amounts, which would require a further interim impairment analysis.  However, a continued economic downturn, including continued cost inflation and labor shortages, as well as rising interest rates, could impact the Company's future projected cash flows and discount rates used to estimate fair value, which could result in an impairment charge to any of the Company's reporting units in a future period.

9. Debt and Credit Agreements

Long-term debt consists of the following:

(In thousands)	March 31 2023	December 31 2022
Senior Secured Credit Facilities:
New Term Loan	$491,250	$492,500
Revolving Credit Facility	375,000	370,000
5.75% Senior Notes	475,000	475,000
Other financing payable (including finance leases) in varying amounts	32,584	26,661
Total debt obligations	1,373,834	1,364,161
Less: deferred financing costs	(14,383)	(15,172)
Total debt obligations, net of deferred financing costs	1,359,451	1,348,989
Less: current maturities of long-term debt	(13,245)	(11,994)
Long-term debt	$1,346,206	$1,336,995
At March 31, 2023, the Company was in compliance with its debt covenants under the Senior Secured Credit Facilities, with a total net debt to Consolidated Adjusted EBITDA ratio of 4.94x (below the 5.50x maximum permitted for the quarter ended March 31, 2023) and a total interest coverage ratio of 3.02x (above the 2.75x minimum permitted for the quarter ended March 31, 2023). The Company believes it will continue to maintain compliance with these covenants based on its current outlook. However, the Company's estimates of compliance with these covenants could change in the future with a continued deterioration in economic conditions, higher than forecasted interest rate increases or an inability to successfully execute its plans by quarter to realize increased pricing and to implement cost reduction initiatives that substantially mitigate the impacts of inflation and other factors adversely impacting its realized operating margins.
Facility Fees and Debt-Related Income (Expense)
The components of the Condensed Consolidated Statements of Operations caption Facility fees and debt-related income (expense) were as follows:

	Three Months Ended
	March 31
(In thousands)	2023	2022
Unused debt commitment and amendment fees	$(12)	$(532)
Securitization and factoring fees	(2,351)	—
Facility fees and debt-related income (expense)	$(2,363)	$(532)

10.  Employee Benefit Plans

	Three Months Ended
	March 31
Defined Benefit Pension Plans Net Periodic Pension Cost (Benefit)	U.S. Plans		International Plans
(In thousands)	2023	2022	2023	2022
Service costs	$—	$—	$307	$432
Interest costs	2,543	1,429	7,414	4,394
Expected return on plan assets	(1,750)	(2,699)	(7,657)	(10,384)
Recognized prior service costs	—	—	114	120
Recognized actuarial losses	1,151	1,183	3,519	3,544
Defined benefit pension plans net periodic pension cost (benefit)	$1,944	$(87)	$3,697	$(1,894)

	Three Months Ended
Company Contributions	March 31
(In thousands)	2023	2022
Defined benefit pension plans (U.S.)	$420	$446
Defined benefit pension plans (International)	4,183	11,357
Multiemployer pension plans	484	457
Defined contribution pension plans	3,229	3,794
The Company's estimate of expected cash contributions to be paid during the remainder of 2023 for the U.S. and international defined benefit pension plans is $1.4 million and $19.7 million, respectively.

11.     Income Taxes

Income tax expense related to continuing operations for the three months ended March 31, 2023 and March 31, 2022 was $6.9 million and $1.2 million, respectively. Income tax expense increased in 2023 primarily due to improved business performance in the CE segment and the gain on the relocation of an HE site, as well as the increased disallowed interest expense in the U.S. resulting from higher interest expense on the Company's Senior Secured Credit Facilities.

The Company has historically calculated its quarterly tax provision based on its best estimate of the full year tax rate applicable to the quarter. In the first quarter 2023, due to the insignificant amount of pre-tax book loss relative to the size of permanent book-tax differences and a varying net income/(loss) pattern projected for the year, the Company’s tax provision estimate was determined using an actual year-to-date method. In the prior year, the estimate was based on the forecasted full year rate.

The reserve for uncertain tax positions on March 31, 2023 was $4.2 million, including interest and penalties.  Within the next twelve months, it is reasonably possible that $1.3 million unrecognized income tax benefits will be recognized upon settlement of tax examinations and the expiration of various statutes of limitations.

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

The following table summarizes information related to the location and undiscounted amount of the Company's environmental liabilities:

(In thousands)	March 31 2023	December 31 2022
Current portion of environmental liabilities (a)	$6,859	$7,120
Long-term environmental liabilities	26,481	26,880
Total environmental liabilities	$33,340	$34,000
(a)    The current portion of environmental liabilities is included in the caption Other current liabilities on the Condensed Consolidated Balance Sheets.

Legal Proceedings

In the ordinary course of business, the Company is a defendant or party to various claims and lawsuits, including those discussed below. Unless stated otherwise below, the Company has not determined a loss to be probable or estimable for these legal proceedings.

On March 28, 2018, the United States Environmental Protection Agency (the “EPA”) conducted an inspection of ESOL’s off-site waste management facility in Detroit, MI. On November 23, 2021, the EPA proposed a civil penalty of $390,092 as part of a proposed Administrative Consent Order for alleged improper air emissions at the site. The allegations in the proposed Administrative Consent Order and civil penalty relate exclusively to the period prior the Company’s purchase of the ESOL business. The Company is vigorously contesting the allegations. While it is the Company's position that any loss related to this issue will be recoverable under indemnity rights under the ESOL purchase agreement and representations and warranties insurance policies purchased by the Company, there can be no assurance that the Company's position will ultimately prevail. On August 31, 2022, the parties executed the first of a series of Tolling Agreements, which excludes the period from March 1, 2022 through June 30, 2023, for the purposes of calculating the statute of limitations and other related defenses.

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

The Company has had ongoing meetings with the SCE over processing salt cakes, a processing byproduct, stored at the Al Hafeerah site. The Company’s Bahrain operations that produced the salt cakes has ceased operations. An Environmental Impact Assessment and Technical Feasibility Study for facilities to process the salt cakes was approved by the SCE during the first quarter of 2018. Commissioning of the facilities was completed during the third quarter of 2021 and the processing of the salt cakes has commenced. The Company's current reserve of $6.0 million at March 31, 2023 continues to represent the Company's best estimate of the ultimate costs to be incurred to resolve this matter. The Company continues to evaluate this reserve and any future change in estimated costs which could be material to the Company’s results of operations in any one period.

On July 27, 2018, Brazil’s Federal and Rio de Janeiro State Public Prosecution Offices (MPF and MPE) filed a Civil Public Action against one of the Company's customers (CSN), the Company’s Brazilian subsidiary, the Municipality of Volta Redonda, Brazil, and the Instituto Estadual do Ambiente (local environmental protection agency) seeking the implementation of various measures to limit and reduce the accumulation of customer-owned slag at the site in Brazil. On August 6, 2018 the 3rd Federal Court in Volta Redonda granted the MPF and MPE an injunction against the same parties requiring, among other things, CSN and the Company’s Brazilian subsidiary to limit the volume of slag sent to the site. Because the customer owns the site and the slag located on the site, the Company believes that complying with this injunction is the steel producer’s responsibility.  On March 18, 2019 the Court issued an order fining the Company 5,000 Brazilian reais per day (or approximately $1 thousand per day) and CSN 20,000 Brazilian reais per day (or approximately $4 thousand per day) until the requirements of the injunction are met. On November 1, 2019 the Court issued an additional order increasing the fines assessed to the Company to 25,000 Brazilian reais per day (or approximately $5 thousand per day) and raising the fines assessed to CSN to 100,000 Brazilian reais per day (or approximately $20 thousand per day). The Court also assessed an additional joint fine of 10,000,000 Brazilian reais (or approximately $2.0 million) against CSN and the Company. The Company is appealing the fines and the underlying injunction.  Both the Company and CSN continue to have discussions with the Prosecution Offices and governmental authorities on the injunction and the possible resolution of the underlying case. Beginning on March 25, 2022, the Courts entered a series of orders suspending the litigation proceedings as well as the accrual of interest and penalties while the parties discuss a possible resolution of the matter. The Company does not believe that a loss relating to this matter is probable or estimable at this point.

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

On November 5, 2020, a worker suffered a fatal injury at a site owned by the Company’s customer, Gerdau Ameristeel US, Inc., in Midlothian, TX. Although the Company was not directly involved in the accident, the worker was employed by a sub-contractor of a sub-contractor of the Company. The worker’s family filed suit in the 125th Judicial District Court of Harris County, TX against multiple parties, including the Company, seeking monetary damages. By a letter agreement dated December 1, 2022, the worker's family agreed to settle their claims against the Company and Gerdau. The parties are working to complete a formal settlement agreement. The Company has recorded a liability for its insurance deductible of $5.0 million and an indemnification receivable from its customer for the recovery of certain losses based upon the contractual indemnity rights. There can be no assurances that the Company's position will ultimately prevail; however, any financial statement impact is not expected to be material.

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

On March 21, 2022, the Company received a draft penalty matrix from the PA DEP concerning alleged reporting, monitoring and related issues at the Company’s Hatfield, PA site prior to the time the Company acquired the site from Stericycle, Inc. The draft penalty matrix proposed a penalty of $1,000,000. On June 29, 2022, the PA DEP issued a draft Consent Assessment of Civil Penalty ("CACP") related to the alleged issues at the site. The Company and PA DEP entered into a CACP, settling the PA DEP's claims for $239,500, which was recorded as a liability. While it is the Company’s position that it has recourse for some or all liabilities arising from this matter under the ESOL purchase agreement and representations and warranties insurance policies purchased by the Company, there can be no assurances that the Company’s position will ultimately prevail.

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

In October 2009, the Company received notification of the SPRA’s final administrative decision regarding the levying of ICMS in the State of São Paulo in relation to services provided to a customer in the State between January 2004 and May 2005.  As of March 31, 2023 the principal amount of the tax assessment from the SPRA with regard to this case is approximately $1.2 million, with penalty, interest and fees assessed to date increasing such amount by an additional $17.7 million.  On June 4, 2018 the Appellate Court of the State of Sao Paulo ruled in favor of the SPRA but ruled that the assessed penalty should be reduced to approximately $1.2 million. After calculating the interest accrued on the penalty, the Company estimates that this ruling reduces the current overall potential liability for this case to approximately $7.2 million. All such amounts include the effect of foreign currency translation. The Company has appealed the ruling in favor of the SPRA to the Superior Court of Justice. Due to multiple court precedents in the Company’s favor, as well as the Company’s ability to appeal, the Company does not believe a loss is probable.

Another ICMS tax case involving the SPRA refers to the tax period from January 2002 to December 2003. In December 2018, the administrative tribunal hearing the case upheld the Company's liability. The aggregate amount assessed by the tax authorities in August 2005 was $5.0 million (the amounts with regard to this claim are valued as of the date of the assessment since it has not yet reached the collection phase), composed of a principal amount of $1.2 million, with penalty and interest assessed through that date increasing such amount by an additional $3.8 million.  On December 6, 2018 the administrative tribunal reduced the applicable penalties to $0.9 million. After calculating the interest accrued on the current penalty, the Company estimates that the current overall liability for this case to be approximately $5.5 million. All such amounts include the effect of foreign currency translation. The Company has appealed to the judicial phase at the Third Trial Court of the District of Cubatão, State of São Paulo. On October 14, 2022, the District Court issued a decision holding that the Company is not liable for the taxes at issue. The SPRA appealed this decision on December 28, 2022 and this appeal is pending review by the Appellate Court of the State of São Paulo. Due to multiple court precedents in the Company's favor, the Company does not believe a loss is probable.
The Company continues to believe that sufficient coverage for these claims exists as a result of the indemnification obligations of the Company's customer and such customer’s pledge of assets in connection with the October 2009 notice, as required by Brazilian law.

On December 30, 2020, the Company received an assessment from the municipal authority in Ipatinga, Brazil alleging $2.1 million in unpaid service taxes from the period 2015 to 2020. After calculating the interest and penalties accrued, the Company estimates that the current overall potential liability for this case to be approximately $3.5 million. On January 18, 2021, the Company filed a challenge to the assessment. Due to the multiple defenses that are available, the Company does not believe a loss is probable.
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
At March 31, 2023, there were 17,237 pending asbestos personal injury actions filed against the Company.  Of those actions, 16,596 were filed in the New York Supreme Court (New York County), 115 were filed in other New York State Supreme Court Counties and 526 were filed in courts located in other states.
The complaints in most of those actions generally follow a form that contains a standard damages demand of $20 million or $25 million, regardless of the individual plaintiff’s alleged medical condition, and without identifying any specific Company product.
At March 31, 2023, 16,549 of the actions filed in New York Supreme Court (New York County) were on the Deferred/Inactive Docket created by the court in December 2002 for all pending and future asbestos actions filed by persons who cannot demonstrate that they have a malignant condition or discernible physical impairment. The remaining 47 cases in New York County are pending on the Active or In Extremis Docket created for plaintiffs who can demonstrate a malignant condition or physical impairment.
The Company has liability insurance coverage under various primary and excess policies that the Company believes will be available, if necessary, to substantially cover any liability that might ultimately be incurred in the asbestos actions referred to above. The costs and expenses of the asbestos actions are being paid by the Company's insurers.
In view of the persistence of asbestos litigation in the U.S., the Company expects to continue to receive additional claims in the future. The Company intends to continue its practice of vigorously defending these claims and cases. At March 31, 2023, the Company has obtained dismissal in approximately 28,422 cases by stipulation or summary judgment prior to trial.
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
Insurance liabilities are recorded when it is probable that a liability has been incurred for a particular event and the amount of loss associated with the event can be reasonably estimated. Insurance reserves have been estimated based primarily upon actuarial calculations and reflect the undiscounted estimated liabilities for ultimate losses, including claims incurred but not reported. Inherent in these estimates are assumptions that are based on the Company's history of claims and losses, a detailed analysis of existing claims with respect to potential value, and current legal and legislative trends. If actual claims differ from those projected by management, changes (either increases or decreases) to insurance reserves may be required and would be recorded through income in the period the change was determined. When a recognized liability has been determined to be covered by third-party insurance, the Company records an insurance claim receivable to reflect the covered liability. Insurance claim receivables are included in Other receivables on the Company's Condensed Consolidated Balance Sheets. See Note 1, Summary of Significant Accounting Policies, to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 for additional information on Accrued insurance and loss reserves.

13.  Reconciliation of Basic and Diluted Shares

	Three Months Ended
	March 31
(In thousands, except per share amounts)	2023	2022
Income (loss) from continuing operations attributable to Harsco Corporation common stockholders	$(9,557)	$(7,333)
Weighted-average shares outstanding:
Weighted-average shares outstanding - basic	79,633	79,363
Dilutive effect of stock-based compensation	—	—
Weighted-average shares outstanding - diluted	79,633	79,363
Earnings (loss) from continuing operations per common share, attributable to Harsco Corporation common stockholders:
Basic	$(0.12)	$(0.09)
Diluted	$(0.12)	$(0.09)

The following average outstanding stock-based compensation units were not included in the computation of diluted earnings per share because the effect was either antidilutive or the market conditions for the performance share units were not met:

	Three Months Ended
	March 31
(In thousands)	2023	2022
Restricted stock units	1,000	825
Stock appreciation rights	2,473	2,653
Performance share units	1,394	1,226

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
The fair value of outstanding derivative contracts recorded as assets and liabilities on the Company's Condensed Consolidated Balance Sheets was as follows:

(In thousands)	Balance Sheet Location	Fair Value of Derivatives Designated as Hedging Instruments	Fair Value of Derivatives Not Designated as Hedging Instruments	Total Fair Value
March 31, 2023
Asset derivatives (Level 2):
Foreign currency exchange forward contracts	Other current assets	$119	$1,967	$2,086
Interest rate swaps	Other current assets	1,310	—	1,310
Total		$1,429	$1,967	$3,396

Liability derivatives (Level 2):
Foreign currency exchange forward contracts	Other current liabilities	$806	$6,695	$7,501
Interest rate swaps	Other liabilities	4,446	—	4,446
Total		$5,252	$6,695	$11,947
December 31, 2022
Asset derivatives (Level 2):
Foreign currency exchange forward contracts	Other current assets	$1,042	$2,154	$3,196
Total		$1,042	$2,154	$3,196
Liability derivatives (Level 2):
Foreign currency exchange forward contracts	Other current liabilities	$577	$4,796	$5,373
Total		$577	$4,796	$5,373

All of the Company's derivatives are recorded on the Condensed Consolidated Balance Sheets at gross amounts and do not offset. All of the Company's interest rate swaps and certain foreign currency exchange forward contracts are transacted under ISDA documentation. Each ISDA master agreement permits the net settlement of amounts owed in the event of default. The Company's derivative assets and liabilities subject to enforceable master netting arrangements, if offset, would have resulted in a net liability of $2.1 million and $0.1 million at March 31, 2023 and December 31, 2022, respectively.
The effect of derivative instruments on the Company's Condensed Consolidated Statements of Comprehensive Income (Loss) was as follows:
Derivatives Designated as Hedging Instruments

	Amount Recognized in OCI on Derivatives		Amount Reclassified from AOCI into Income - Effective Portion or Equity
	Three Months Ended		Three Months Ended
	March 31		March 31
(In thousands)	2023	2022	2023	2022
Foreign currency exchange forward contracts	$(682)	$1,009	$411	$(588)
Interest rate swaps	(2,887)	—	(248)	1,050
	$(3,569)	$1,009	$163	$462

The location and amount of gain (loss) recognized on the Company's Condensed Consolidated Statements of Operations was as follows:

	Three Months Ended
	March 31
	2023		2022
(In thousands)	Interest Expense	Income (Loss) from Discontinued Businesses	Interest Expense	Income (Loss) from Discontinued Businesses
Total amounts in the Condensed Consolidated Statement of Operations in which the effects of derivatives designated as hedging instruments are recorded	$(24,328)	$619	$(15,092)	$(39,097)
Interest rate swaps:
Gain or (loss) reclassified from AOCI into income	248	—	(1,050)	—
Amount recognized in earnings due to ineffectiveness	—	—	891	—
Foreign exchange contracts:
Gain or (loss) reclassified from AOCI into income	—	(411)	—	588

Derivatives Not Designated as Hedging Instruments

	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives (a)
		Three Months Ended
		March 31
(In thousands)		2023	2022
Foreign currency exchange forward contracts	Cost of services and products sold	$(3,297)	$3,838
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
The recognized gains and losses offset amounts recognized in cost of services and products sold principally as a result of intercompany or third-party foreign currency exposures. At March 31, 2023 and December 31, 2022, the notional amounts of foreign currency exchange forward contracts were $529.9 million and $573.8 million, respectively. These contracts are primarily denominated in British Pound Sterling and Euros and mature through 2024.
In addition to foreign currency exchange forward contracts, the Company designates certain loans as hedges of net investments in international subsidiaries. The Company recorded pre-tax net gains of $0.3 million for the three months ended March 31, 2023 and pre-tax net losses of $0.6 million for the three months ended March 31, 2022 in AOCI.

Interest Rate Swaps
The Company uses interest rate swaps in conjunction with certain variable rate debt issuances in order to secure a fixed interest rate. Changes in the fair value attributed to the effect of the swaps’ interest spread and changes in the credit worthiness of the counter-parties are recorded in AOCI and are reclassified into income as interest payments are made.

The Company had a series of interest rate swaps that matured in 2022 and had the effect of converting $200.0 million of the Term Loan Facility from floating-rate to fixed-rate. The fixed rates provided by the swaps replaced the adjusted LIBOR rate in the interest calculation to 3.12% for 2022.

During the three months ended March 31, 2023, the Company entered into a new series of interest rate swaps with a scheduled maturity of December 2025. The swaps have the effect of converting $300.0 million of the New Term Loan from a floating interest rate to a fixed interest rate. The fixed rates provided by these swaps, ranging from 4.17% to 4.21%, replace the adjusted SOFR rate in the interest calculation.

Fair Value of Other Financial Instruments
The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and short-term borrowings approximate fair value due to the short-term maturities of these assets and liabilities. At March 31, 2023 and December 31, 2022, the total fair value of long-term debt and current maturities (excluding deferred financing costs) was $1,246.0 million and $1,227.6 million, respectively, compared with a carrying value of $1,373.8 million and $1,364.2 million, respectively.  Fair values for debt are based on pricing models using market-based inputs (Level 2) for similar issues or on the current rates offered to the Company for debt of the same remaining maturities.

15. Review of Operations by Segment

	Three Months Ended
	March 31
(In thousands)	2023	2022
Revenues From Continuing Operations
Harsco Environmental	$273,189	$262,051
Harsco Clean Earth	222,464	190,746
Total Revenues From Continuing Operations	$495,653	$452,797
Operating Income (Loss) From Continuing Operations
Harsco Environmental	$22,285	$18,267
Harsco Clean Earth	16,471	(1,297)
Corporate	(9,751)	(9,222)
Total Operating Income (Loss) From Continuing Operations	$29,005	$7,748
Depreciation
Harsco Environmental	$27,560	$28,072
Harsco Clean Earth	4,927	5,101
Corporate	552	431
Total Depreciation	$33,039	$33,604
Amortization
Harsco Environmental	$999	$1,828
Harsco Clean Earth	6,029	6,075
Corporate (a)	937	683
Total Amortization	$7,965	$8,586
Capital Expenditures
Harsco Environmental	$16,551	$24,790
Harsco Clean Earth	4,830	6,696
Corporate	100	966
Total Capital Expenditures	$21,481	$32,452
(a)     Amortization expense on Corporate relates to the amortization of deferred financing costs.

Reconciliation of Segment Operating Income to Income (Loss) From Continuing Operations Before Income Taxes and Equity Income

	Three Months Ended
	March 31
(In thousands)	2023	2022
Segment operating income (loss)	$38,756	$16,970
General Corporate expense	(9,751)	(9,222)
Operating income (loss) from continuing operations	29,005	7,748
Interest income	1,455	644
Interest expense	(24,328)	(15,092)
Facility fees and debt-related income (expense)	(2,363)	(532)
Defined benefit pension income	(5,335)	2,410
Income (loss) from continuing operations before income taxes and equity income	$(1,566)	$(4,822)

16. Revenue Recognition

The Company recognizes revenues to depict the transfer of promised services and products to customers in an amount that reflects the consideration the Company expects to receive in exchange for those services and products. Revenues from continuing operations include service revenues from HE and CE and product revenues from HE. Revenue from the Rail business is included in Income (loss) from discontinued businesses.

A summary of the Company's revenues by primary geographical markets as well as by key product and service groups is as follows:

	Three Months Ended
	March 31, 2023
(In thousands)	Harsco Environmental Segment	Harsco Clean Earth Segment	Consolidated Totals
Primary Geographical Markets (a):
North America	$78,473	$222,464	$300,937
Western Europe	101,386	—	101,386
Latin America (b)	40,955	—	40,955
Asia-Pacific	28,961	—	28,961
Middle East and Africa	18,405	—	18,405
Eastern Europe	5,009	—	5,009
Total Revenues	$273,189	$222,464	$495,653
Key Product and Service Groups:
Environmental services related to resource recovery for metals manufacturing and related logistical services	$229,361	$—	$229,361
Ecoproducts	38,402	—	38,402
Environmental systems for aluminum dross and scrap processing	5,426	—	5,426
Hazardous waste processing solutions	—	186,112	186,112
Soil and dredged materials processing and reuse solutions	—	36,352	36,352
Total Revenues	$273,189	$222,464	$495,653

	Three Months Ended
	March 31, 2022
(In thousands)	Harsco Environmental Segment	Harsco Clean Earth Segment	Consolidated Totals
Primary Geographical Markets (a):
North America	$71,079	$190,746	$261,825
Western Europe	102,079	—	102,079
Latin America (b)	35,805	—	35,805
Asia-Pacific	28,068	—	28,068
Middle East and Africa	19,886	—	19,886
Eastern Europe	5,134	—	5,134
Total Revenues	$262,051	$190,746	$452,797
Key Product and Service Groups:
Environmental services related to resource recovery for metals manufacturing and related logistical services	$227,689	$—	$227,689
Ecoproducts	31,965	—	31,965
Environmental systems for aluminum dross and scrap processing	2,397	—	2,397
Hazardous waste processing solutions	—	159,007	159,007
Soil and dredged materials processing and reuse solutions	—	31,739	$31,739
Total Revenues	$262,051	$190,746	$452,797

(a)     Revenues are attributed to individual countries based on the location of the facility generating the revenue.
(b)     Includes Mexico.

The Company may receive payments in advance of earning revenue (advances on contracts), which are included in Other current liabilities and Other liabilities on the Condensed Consolidated Balance Sheets. The Company may recognize revenue in advance of being able to contractually invoice the customer (contract assets), which is included in Other current assets on the Condensed Consolidated Balance Sheets. Contract assets are transferred to Trade accounts receivable, net, when the right to payment becomes unconditional. Contract assets and advances on contracts are reported as a net position, on a contract-by-contract basis, at the end of each reporting period.

The Company had contract assets totaling $5.5 million and $5.3 million at March 31, 2023 and December 31, 2022, respectively. The Company had advances on contracts totaling $6.4 million and $6.8 million at March 31, 2023 and December 31, 2022, respectively. During the three months ended March 31, 2023, the Company recognized approximately $3 million of revenue related to amounts previously included in advances on contracts. During the three months ended March 31, 2022, the Company recognized approximately $3 million of revenue related to amounts previously included in advances on contracts.

At March 31, 2023, HE had remaining, fixed, unsatisfied performance obligations where the expected contract duration exceeds one year totaling $71.8 million. Of this amount, $21.5 million is expected to be fulfilled by March 31, 2024, $21.0 million by March 31, 2025, $15.5 million by March 31, 2026, $6.6 million by March 31, 2027 and the remainder thereafter. These amounts exclude any variable fees, fixed fees subject to indexation and any performance obligations expected to be satisfied within one year.

17.   Other (Income) Expenses, Net

The major components of this Cotherndensed Consolidated Statements of Operations caption were as follows:

	Three Months Ended
	March 31
(In thousands)	2023	2022
Employee termination benefit costs	$535	$(308)
Other costs (income) for exit activities (a)	(6,208)	581
Impaired asset write-downs	—	59
Net gains	(230)	(1,812)
Other	(248)	301
Other (income) expenses, net	$(6,151)	$(1,179)
(a) Includes a $6.8 million net gain recognized related to a lease modification during the three months ended March 31, 2023 that resulted in lease incentive for the Company to relocate an HE site prior to the end of the expected lease term.

18. Components of Accumulated Other Comprehensive Loss
AOCI is included on the Condensed Consolidated Statements of Stockholders' Equity. The components of AOCI, net of the effect of income taxes, and activity for the three months ended March 31, 2022 and 2023 was as follows:

	Components of AOCI, Net of Tax
(In thousands)	Cumulative Foreign Exchange Translation Adjustments		Effective Portion of Derivatives Designated as Hedging Instruments		Cumulative Unrecognized Actuarial Losses on Pension Obligations		Unrealized Gain (Loss) on Marketable Securities	Total
Balance at December 31, 2021	$(134,889)		$(3,024)		$(422,248)		$22	$(560,139)
OCI before reclassifications	(2,847)	(a)	802	(b)	9,184	(a)	(3)	7,136
Amounts reclassified from AOCI, net of tax	—		338		4,534		—	4,872
Total OCI	(2,847)		1,140		13,718		(3)	12,008
Less: OCI attributable to noncontrolling interests	482		—		—		—	482
OCI attributable to Harsco Corporation	(2,365)		1,140		13,718		(3)	12,490
Balance at March 31, 2022	$(137,254)		$(1,884)		$(408,530)		$19	$(547,649)

	Components of AOCI, Net of Tax
(In thousands)	Cumulative Foreign Exchange Translation Adjustments		Effective Portion of Derivatives Designated as Hedging Instruments		Cumulative Unrecognized Actuarial Losses on Pension Obligations		Unrealized Gain (Loss) on Marketable Securities	Total
Balance at December 31, 2022	$(213,104)		$157		$(354,699)		$10	$(567,636)
OCI before reclassifications	12,446	(a)	(2,684)	(b)	(7,227)	(a)	1	2,536
Amounts reclassified from AOCI, net of tax	—		124		4,492		—	4,616
Total OCI	12,446		(2,560)		(2,735)		1	7,152
Less: OCI attributable to noncontrolling interests	(358)		—		—		—	(358)
OCI attributable to Harsco Corporation	12,088		(2,560)		(2,735)		1	6,794
Balance at March 31, 2023	$(201,016)		$(2,403)		$(357,434)		$11	$(560,842)
(a)    Principally foreign currency fluctuation.
(b)     Net change from periodic revaluations.

Amounts reclassified from AOCI were as follows:

(In thousands)	Three Months Ended		Location on the Condensed Consolidated Statements of Operations
	March 31
	2023	2022
Amortization of cash flow hedging instruments:
Foreign currency exchange forward contracts	$411	$(588)	Income (loss) from discontinued businesses
Interest rate swaps	(248)	1,050	Interest expense
Total before taxes	163	462
Income taxes	(39)	(124)
Total reclassification of cash flow hedging instruments, net of tax	$124	$338

Amortization of defined benefit pension items (c):
Actuarial losses	$4,670	$4,727	Defined benefit pension income (expense)
Prior service costs	114	120	Defined benefit pension income (expense)
Total before taxes	4,784	4,847
Income taxes	(292)	(313)
Total reclassification of defined benefit pension items, net of tax	$4,492	$4,534
(c)    These AOCI components are included in the computation of net periodic pension costs. See Note 10, Employee Benefit Plans, for additional details.

ITEM 2.                 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements as well as the audited consolidated financial statements of the Company, including the notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 which includes additional information about the Company’s critical accounting policies, contractual obligations, practices and the transactions that support the financial results, and provides a more comprehensive summary of the Company’s outlook, trends and strategies for 2023 and beyond.
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
Factors that could cause actual results to differ, perhaps materially, from those implied by forward-looking statements include, but are not limited to: (1) changes in the worldwide business environment in which the Company operates, including changes in general economic conditions or changes due to COVID-19 and governmental and market reactions to COVID-19; (2) changes in currency exchange rates, interest rates, commodity and fuel costs and capital costs; (3) changes in the performance of equity and bond markets that could affect, among other things, the valuation of the assets in the Company's pension plans and the accounting for pension assets, liabilities and expenses; (4) changes in governmental laws and regulations, including environmental, occupational health and safety, tax and import tariff standards and amounts; (5) market and competitive changes, including pricing pressures, market demand and acceptance for new products, services and technologies; (6) the Company's inability or failure to protect its intellectual property rights from infringement in one or more of the many countries in which the Company operates; (7) failure to effectively prevent, detect or recover from breaches in the Company's cybersecurity infrastructure; (8) unforeseen business disruptions in one or more of the many countries in which the Company operates due to political instability, civil disobedience, armed hostilities, public health issues or other calamities; (9) disruptions associated with labor disputes and increased operating costs associated with union organization; (10) the seasonal nature of the Company's business; (11) the Company's ability to successfully enter into new contracts and complete new acquisitions or strategic ventures in the time-frame contemplated, or at all; (12) the Company's ability to negotiate, complete, and integrate strategic transactions; (13) failure to complete a process for the divestiture of the Rail segment, as announced on November 2, 2021 on satisfactory terms, or at all; (14) potential severe volatility in the capital or commodity markets; (15) failure to retain key management and employees; (16) the outcome of any disputes with customers, contractors and subcontractors; (17) the financial condition of the Company's customers, including the ability of customers (especially those that may be highly leveraged, have inadequate liquidity or whose business is significantly impacted by COVID-19) to maintain their credit availability; (18) implementation of environmental remediation matters; (19) risk and uncertainty associated with intangible assets; (20) the risk that the Company may be unable to implement fully and successfully the expected incremental actions at the Harsco Clean Earth Segment due to market conditions or otherwise and may fail to deliver the expected resulting benefits; and (21) other risk factors listed from time to time in the Company's SEC reports. A further discussion of these, along with other potential risk factors, can be found in Part II, Item 1A, "Risk Factors," below, as well as Part I, Item 1A, "Risk Factors," of the Company's Annual Report on Form 10-K for the year ended December 31, 2022. The Company cautions that these factors may not be exhaustive and that many of these factors are beyond the Company's ability to control or predict. Accordingly, forward-looking statements should not be relied upon as a prediction of actual results. The Company undertakes no duty to update forward-looking statements except as may be required by law.

Executive Overview

The Company is a market-leading, global provider of environmental solutions for industrial, retail and medical waste streams. The Company's operations consist of two reportable segments: Harsco Environmental and Harsco Clean Earth. HE operates primarily under long-term contracts, providing critical environmental services and material processing to the global steel and metals industries, including zero waste solutions for manufacturing byproducts within the metals industry. CE provides specialty waste processing, treatment, recycling and beneficial reuse solutions for customers in the industrial, retail, healthcare and construction industries across a variety of waste needs, including hazardous, non-hazardous and contaminated soils and dredged materials. The Company has locations in approximately 30 countries, including the U.S. The Company was incorporated in 1956.

The Company maintains a positive long-term outlook across its businesses supported by favorable underlying growth characteristics in its businesses and investments by the Company to further supplement growth. The Company's view for the remainder of 2023 and beyond is supported by the below factors, which should be considered in the context of other risks, trends and strategies in the Company's Annual Report on Form 10-K for the year ended December 31, 2022.

•HE: 2023 results are expected to be modestly above 2022 results as positive impacts from higher service pricing, net of inflation, cost and operational improvement initiatives and higher environmental services and products demand at certain sites, including those linked to growth investments, are expected to be offset by the impacts of foreign exchange translation and lower commodity prices. The global steel market has experienced a period of volatility in recent quarters due to the Russia-Ukraine conflict and the resulting energy crisis in Europe, as well as inventory management through the steel industry supply-chain and a change to the economic conditions due to rising interest rates. Underlying business conditions appear to have stabilized in early 2023 and these external factors are not anticipated to have a material impact on performance in 2023. Over the longer-term, the Company expects HE to grow as a result of economic growth that supports higher global steel consumption, as well as investments and innovation that support the environmental solutions needs of customers.

•CE: 2023 results are anticipated to improve meaningfully compared to 2022, as a result of higher services pricing, net of inflation, cost and operational improvements and a modest increase in environmental services demand across certain end-markets. These benefits include pricing and operating cost initiatives implemented during 2022, along with additional improvements initiated in 2023. Longer-term, the Company expects this segment to benefit from positive underlying market trends, supported by increased environmental regulation, further growth opportunities and its attractive asset position, as well as from the less cyclical and recurring nature of this business.

Results of Operations

Segment Results

	Three Months Ended
	March 31
(In millions, except percentages)	2023	2022
Revenues:
Harsco Environmental	$273.2	$262.1
Harsco Clean Earth	222.5	190.7
Total Revenues	$495.7	$452.8
Operating Income (Loss):
Harsco Environmental	$22.3	$18.3
Harsco Clean Earth	16.5	(1.3)
Corporate	(9.8)	(9.2)
Total Operating Income	$29.0	$7.7
Operating Margins:
Harsco Environmental	8.2%	7.0%
Harsco Clean Earth	7.4%	(0.7)%
Consolidated Operating Margin	5.9%	1.7%

Harsco Environmental Segment:

Significant Effects on Revenues (In millions)	Three Months Ended
Revenues — 2022	$262.1
Net effects of price/volume changes, primarily attributable to volume changes and service mix	23.5
Impact of foreign currency translation	(13.0)
Net impact of new and lost contracts	0.6
Revenues — 2023	$273.2
The following factors contributed to the changes in operating income during the three months ended March 31, 2023.

Factors Positively Affecting Operating Income:
•A net gain of $6.8 million was recognized during the three months ended March 31, 2023 related to a lease modification that resulted in a lease incentive for a site relocation in the U.S.
•Operating income was moderately impacted by increased revenue under environmental services contracts due, in part, to higher overall service levels at certain sites for the three months ended March 31, 2023.

Factors Negatively Impacting Operating Income:
•The impact of cost increases relating to raw materials, labor, maintenance, and freight due to inflation at various sites, including the impact of increased fuel costs on existing contracts of $2.0 million for the three months ended March 31, 2023.
•Lower asset sale gains of $1.0 million during the three months ended March 31, 2023, as compared to the three months ended March 31, 2022.
•The three months ended March 31, 2022 included an $0.8 million recovery of Brazil non-income tax expense.
•Foreign currency translation reduced operating income by $0.9 million during the three months ended March 31, 2023.

Harsco Clean Earth Segment:

Significant Effects on Revenues (In millions)	Three Months Ended
Revenues — 2022	$190.7
Net effects of price/volume changes	31.8
Revenues — 2023	$222.5

The following factors contributed to the changes in operating income (loss) during the three months ended March 31, 2023.

Factors Positively Affecting Operating Income:
•Favorable changes in pricing and volume in the hazardous waste business, partially offset by the impact of cost inflation on transportation, labor, and disposal costs, of $17.4 million during the three months ended March 31, 2023.
•Favorable changes in pricing and volume in the soil and dredged materials business, partially offset by cost increases of $2.1 million during the three months ended March 31, 2023.

Factors Negatively Impacting Operating Income:
•Higher selling, general and administrative expenses ("SG&A") of $1.8 million during the three months ended March 31, 2023 primarily related to higher compensation expense, partially offset by the impact of the cost improvement initiatives that have been implemented, when compared to the prior year.

Consolidated Results

	March 31
	Three Months Ended
(In millions, except per share amounts and percentages)	2023	2022
Total revenues	$495.7	$452.8
Cost of services and products sold	400.7	377.0
Selling, general and administrative expenses	71.9	69.2
Research and development expenses	0.2	0.1
Other (income) expenses, net	(6.2)	(1.2)
Operating income (loss) from continuing operations	29.0	7.7
Interest income	1.5	0.6
Interest expense	(24.3)	(15.1)
Facility fees and debt-related income (expense)	(2.4)	(0.5)
Defined benefit pension income	(5.3)	2.4
Income (loss) from continuing operations before income taxes and equity income	(1.6)	(4.8)
Income tax benefit (expense) from continuing operations	(6.9)	(1.2)
Equity income (loss) of unconsolidated entities, net	(0.1)	(0.1)
Income (loss) from continuing operations	(8.6)	(6.2)
Income (loss) from discontinued businesses	0.6	(39.1)
Income tax benefit (expense) related to discontinued operations	(0.6)	6.6
Income (loss) from discontinued operations, net of tax	—	(32.5)
Net income (loss)	(8.6)	(38.7)
Total other comprehensive income (loss)	7.2	12.0
Total comprehensive income (loss)	(1.4)	(26.7)
Diluted earnings (loss) per common share from continuing operations attributable to Harsco Corporation common stockholders	$(0.12)	$(0.09)
Effective income tax rate for continuing operations	(442.1)%	(25.3)%

Comparative Analysis of Consolidated Results

Revenues
Revenues for the three months ended March 31, 2023 increased $42.9 million, or 9.5%, from the three months ended March 31, 2022. Foreign currency translation decreased revenues by $13.0 million for the three months ended March 31, 2023, compared with the same period in the prior year. Refer to the discussion of segment results above for information pertaining to factors positively affecting and negatively impacting revenues.

Cost of Services and Products Sold
Costs of services and products sold for the three months ended March 31, 2023 increased $23.7 million, or 6.3%, from the three months ended March 31, 2022. The changes in cost of services and products sold were attributable to the following significant items:

(In millions)	Three Months Ended
Change in costs due to changes in revenues volume	$26.4
Changes in costs due to change in prices, including materials, labor, fuel, transportation and maintenance	11.1
Impact of foreign currency translation	(11.1)
Other	(2.7)
Total change in cost of services and products sold — 2023 vs. 2022	$23.7

Selling, General and Administrative Expenses
SG&A for the three months ended March 31, 2023 increased $2.8 million, or 4.0%, from the three months ended March 31, 2022. The three months ended March 31, 2023 included higher compensation costs of $3.8 million, primarily contributed by the Company's Corporate and CE segments, when compared to prior year.

Other (Income) Expenses, Net
The major components of this Condensed Consolidated Statements of Operations caption are as follows:

	Three Months Ended
	March 31
(In thousands)	2023	2022
Employee termination benefit costs	$535	$(308)
Other costs (income) for exit activities (a)	(6,208)	581
Impaired asset write-downs	—	59
Net gains	(230)	(1,812)
Other	(248)	301
Other (income) expenses, net	$(6,151)	$(1,179)
(a) Includes the $6.8 million net gain related to a lease modification that resulted in a lease incentive to the Company during the three months ended March 31, 2023, as discussed above in the HE Segment results.

Interest Expense
Interest expense during the three months ended March 31, 2023 increased by $9.2 million, compared with the three months ended March 31, 2022. The increase during the three months ended March 31, 2023 primarily relates to higher weighted average interest rates charged on the Company's Senior Secured Credit Facilities.
Facility Fees and Debt-Related Income (Expense)
During the three months ended March 31, 2023, the Company recognized expense of $2.4 million, which included fees primarily related to the Company's AR Facility. See Note 9, Debt and Credit Agreements, in Part I, Item 1, Financial Statements.

During the three months ended March 31, 2022, the Company recognized expense of $0.5 million, which included fees and other costs related to amending the Company's Senior Secured Credit Facilities.

Defined Benefit Pension Income (Expense)
Defined benefit pension expense for the three months ended March 31, 2023 was $5.3 million, compared with defined benefit pension income of $2.4 million for the three months ended March 31, 2022. This change is primarily related to the impact of higher discount rates applied to the Company's 2023 plan obligations and a lower return on plan assets in the current year due to lower plan asset values at December 31, 2022.

Income Tax Expense
Income tax expense from continuing operations for the three months ended March 31, 2023 and 2022 was $6.9 million and $1.2 million, respectively. Income tax expense increased in 2023 primarily due to the improved business performance for CE and the gain on the relocation of an HE site, as well as the increased disallowed interest expense in the U.S. resulting from higher interest expense on the Company's Senior Secured Credit Facilities.

Income (Loss) from Continuing Operations
Loss from continuing operations was $8.6 million and $6.2 million for the three months ended March 31, 2023 and 2022, respectively. The primary drivers for these increases are noted above.

Income (Loss) from Discontinued Operations
The operating results of the former Harsco Rail Segment and costs directly attributable to the sale of the business, have been reflected as discontinued operations in the Company's Condensed Consolidated Statement of Operations for all periods presented. In addition, this caption includes costs directly attributable to retained contingent liabilities of other previously disposed businesses. The increase in income during the three months ended March 31, 2023 was related primarily to the recognition of forward estimated loss provisions of $35.1 million during the three months ended March 31, 2022 for certain contracts in the Rail business, whereas no such losses were recorded during 2023. In addition, business performance increased during the three months ended March 31, 2023 due to higher revenue for railway track maintenance equipment, when compared to the three months ended March 31, 2022. It is possible that the Company's overall estimate of liquidated damages, penalties and costs to complete these contracts may increase, which would result in an additional estimated forward loss provision at such time. See Note 3, Discontinued Operations, in Part I, Item 1, Financial Statements.

Total Other Comprehensive Income (Loss)
Total other comprehensive income was $7.2 million in the three months ended March 31, 2023, compared with total other comprehensive income of $12.0 million in the three months ended March 31, 2022. The primary driver of this change is the fluctuation of the U.S. dollar against certain currencies inclusive of the impact of foreign currency translation of cumulative unrecognized actuarial losses on the Company's pension obligations.

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

The Company’s cash flows from operating, investing and financing activities, as reflected on the Condensed Consolidated Statements of Cash Flows, are summarized in the following table:

	Three Months Ended
	March 31
(In millions)	2023	2022
Net cash provided (used) by:
Operating activities	$36.9	$(34.3)
Investing activities	(22.5)	(26.9)
Financing activities	(2.2)	63.2
Effect of exchange rate changes on cash and cash equivalents, including restricted cash	(1.1)	0.5
Net change in cash and cash equivalents, including restricted cash	$11.1	$2.4
Net cash provided by operating activities — Net cash provided by operating activities in the first three months of 2023 was $36.9 million, an increase in cash flows of $71.2 million from the first three months of 2022, attributable to higher year-to-date March 31, 2023 cash net income, compared to the prior year. Additionally, the three months ended March 31, 2023 includes favorable changes in net working capital primarily related to the timing of payments for accounts payable, accrued compensation and defined benefit pension plans, partially offset by an income tax refund received in the prior year.

Net cash used by investing activities — Net cash used by investing activities in the first three months of 2023 was $22.5 million, a decrease of $4.4 million from the cash used during the first three months of 2022. The increase is primarily due to decreased 2023 capital expenditures, principally for HE, partially offset by lower proceeds received from the sale of assets during 2023.

Net cash (used) provided by financing activities — Net cash used by financing activities in the first three months of 2023 was $2.2 million, compared to net cash provided by financing activities of $63.2 million the first three months of 2022. The change was primarily due to decreased net cash borrowings of $72.7 million in the first three months of 2023 due principally to improved cash from operating activities.
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

AR Facility
The Company maintains a trade receivables securitization facility to accelerate cash flows from trade accounts receivable. Under the AR Facility, the Company and its designated subsidiaries continuously sell their trade receivables as they are originated to the wholly-owned bankruptcy-remote SPE. The SPE transfers ownership and control of qualifying receivables to PNC up to a maximum purchase commitment of $150.0 million. During the three months ended March 31, 2023, the Company received proceeds of $5.0 million related to the facility.

Summary of Senior Secured Credit Facilities and Notes: (In millions)	March 31 2023	December 31 2022
By type:
New Term Loan	$491.3	$492.5
Revolving Credit Facility	375.0	370.0
5.75% Senior Notes	475.0	475.0
Total	$1,341.3	$1,337.5
By classification:
Current	$5.0	$5.0
Long-term	1,336.3	1,332.5
Total	$1,341.3	$1,337.5

	March 31, 2023
(In millions)	Facility Limit	Outstanding Balance	Outstanding Letters of Credit	Available Credit
Revolving credit facility (a U.S.-based program)	$700.0	$375.0	$31.8	$293.2

Debt Covenants
The Senior Secured Credit Facilities contain a consolidated net debt to Consolidated Adjusted EBITDA ratio covenant, which is not to exceed 5.50x for the quarter ended March 31, 2023 and through and including the quarter ending December 31, 2023 and then decreasing quarterly until reaching 4.00x on December 31, 2024. The total net leverage ratio covenant applicable to the third quarter of 2024 and earlier is subject to a 0.50x decrease upon divestiture of the former Harsco Rail segment.  The Company's required coverage of consolidated interest charges is set at a minimum of 2.75x through the end of 2024 (subject to an increase to 3.0x upon closing of the divestiture of the former Harsco Rail Segment). At March 31, 2023, the Company was in compliance with these covenants, as the total net debt to Consolidated Adjusted EBITDA ratio was 4.94x and total interest coverage ratio was 3.02x. Based on balances and covenants in effect at March 31, 2023, the Company could increase net debt by $146.5 million and remain in compliance with these debt covenants. Alternatively, Consolidated Adjusted EBITDA could decrease by $23.4 million or interest expense could increase by $8.5 million and the Company would remain in compliance with these covenants. The Company believes it will continue to maintain compliance with these covenants based on its current outlook.  However, the Company’s estimates of compliance with these covenants could change in the future with a continued deterioration in economic conditions, higher than forecasted interest rate increases or an inability to successfully execute its plans by quarter to realize increased pricing and to implement cost reduction initiatives that substantially mitigate the impacts of inflation and other factors adversely impacting its realized operating margins.

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

At March 31, 2023, the Company's consolidated cash and cash equivalents included $85.4 million held by non-U.S. subsidiaries and approximately 16% of the Company's consolidated cash and cash equivalents had regulatory restrictions that would preclude the transfer of funds with and among subsidiaries. Non-U.S. subsidiaries also held $16.1 million of cash and cash equivalents in consolidated strategic ventures. The strategic venture agreements may require strategic venture partner approval to transfer funds with and among subsidiaries. While the Company's remaining non-U.S. cash and cash equivalents can be transferred with and among subsidiaries, the majority of these non-U.S. cash balances will be used to support the ongoing working capital needs and continued growth of the Company's non-U.S. operations.

Recently Adopted and Recently Issued Accounting Standards

Information on recently adopted and recently issued accounting standards is included in Note 2, Recently Adopted and Recently Issued Accounting Standards, in Part I, Item 1, Financial Statements.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risks have not changed significantly from those disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

ITEM 4.        CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of March 31, 2023, an evaluation was performed, under the supervision and with the participation of the Company’s management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a – 15 under the Securities and Exchange Act of 1934, as amended. Based upon that evaluation, such officers concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities and Exchange Act of 1934, as amended (1) is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and (2) is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

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

PART II — OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS
Information on legal proceedings is included in Note 12, Commitments and Contingencies, in Part I, Item 1, Financial Statements.

ITEM 1A.     RISK FACTORS
The Company's risk factors as of March 31, 2023 have not changed materially from those described in Part 1, Item 1A, "Risk Factors" of the Company's Annual Report on Form 10-K for the year ended December 31, 2022.

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

HARSCO CORPORATION
(Registrant)

DATE	May 3, 2023	/s/ PETER F. MINAN
Peter F. Minan
Senior Vice President and Chief Financial Officer
(On behalf of the registrant and as Principal Financial Officer)

DATE	May 3, 2023	/s/ SAMUEL C. FENICE
Samuel C. Fenice
Vice President and Corporate Controller
(Principal Accounting Officer)