Form 10-Q
period 2023-06-30
ENVIRI Corp
filed 2023-08-02
CIK 45876

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2023
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission File Number 001-03970

ENVIRI CORPORATION
(Exact name of registrant as specified in its charter)

Delaware			23-1483991
(State or other jurisdiction of incorporation or organization)			(I.R.S. employer identification number)
Two Logan Square 100-120 North 18th Street, 17th Floor,	Philadelphia,	Pennsylvania	19103
(Address of principal executive offices)			(Zip Code)
Registrant’s telephone number, including area code  267-857-8715

Harsco Corporation
Former name, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $1.25 per share	NVRI	New York Stock Exchange
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐  NO ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2023
Common stock, par value $1.25 per share	79,755,066

ENVIRI CORPORATION
FORM 10-Q

Glossary of Defined Terms

Unless the context requires otherwise, "Eviri," the "Company," "we," "our," or "us" refers to Enviri Corporation on a consolidated basis. The Company also uses several other terms in this Quarterly Report on Form 10-Q, which are further defined below:

Term	Description
AOCI	Accumulated Other Comprehensive Income (Loss)
AR Facility	Trade receivables securitization facility
ASU	Financial Accounting Standards Board Accounting Standards Update
CE	Clean Earth reportable business segment
CERCLA	Comprehensive Environmental Response, Compensation, and Liability Act of 1980
Consolidated Adjusted EBITDA	EBITDA as calculated in accordance with the Company's Credit Agreement
Credit Agreement	Credit Agreement governing the Senior Secured Credit Facilities
DEA	United States Drug Enforcement Administration
Deutsche Bahn	National railway company in Germany
DTSC	California Department of Toxic Substances Control
EBITDA	Earnings before interest, tax, depreciation and amortization
ESOL	Stericycle Environmental Solutions business
FASB	Financial Accounting Standards Board
HE	Harsco Environmental reportable business segment
ICMS	Type of value-added tax in Brazil
IKG	The former Harsco Industrial IKG business
ISDA	International Swaps and Derivatives Association
LIBOR	London Interbank Offered Rates
Network Rail	Infrastructure manager for most of the railway in the U.K.
New Term Loan	$500 million term loan raised in March 2021 under the Senior Secured Credit Facilities, maturing on March 10, 2028
OCI	Other Comprehensive Income (Loss)
PA DEP	Pennsylvania Department of Environmental Protection
Rail	The former Harsco Rail reportable business segment
Revolving Credit Facility	$700 million multi-year revolving credit facility under the Senior Secured Credit Facilities
ROU	Right of use
SBB	Federal railway system of Switzerland
SCE	Supreme Council for Environment in Bahrain
SEC	Securities and Exchange Commission
Senior Notes	5.75% Notes due July 31, 2027
Senior Secured Credit Facilities	Primary source of borrowings comprised of the New Term Loan and the Revolving Credit Facility
SOFR	Secured Overnight Financing Rate
SPE	The Company's wholly-owned bankruptcy-remote special purpose entity, which is used in connection with the AR Facility
SPRA	State Revenue Authorities from the State of São Paulo, Brazil
TSDF	Treatment, storage, and disposal facility permits issued under the Resource Conservation and Recovery Act
U.S. GAAP	Accounting principles generally accepted in the U.S.

PART I — FINANCIAL INFORMATION
ITEM 1.      FINANCIAL STATEMENTS

ENVIRI CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands)	June 30 2023	December 31 2022
ASSETS
Current assets:
Cash and cash equivalents	$85,484	$81,332
Restricted cash	3,882	3,762
Trade accounts receivable, net	296,521	264,428
Other receivables	41,941	25,379
Inventories	84,644	81,375
Prepaid expenses	22,142	30,583
Current portion of assets held-for-sale	271,189	266,335
Other current assets	19,121	14,541
Total current assets	824,924	767,735
Property, plant and equipment, net	649,662	656,875
Right-of-use assets, net	98,662	101,253
Goodwill	764,949	759,253
Intangible assets, net	339,076	352,160
Deferred income tax assets	14,804	17,489
Assets held-for-sale	90,541	70,105
Other assets	70,019	65,984
Total assets	$2,852,637	$2,790,854
LIABILITIES
Current liabilities:
Short-term borrowings	$3,853	$7,751
Current maturities of long-term debt	14,595	11,994
Accounts payable	212,570	205,577
Accrued compensation	51,973	43,595
Income taxes payable	5,337	3,640
Current portion of operating lease liabilities	26,140	25,521
Current portion of liabilities of assets held-for-sale	153,199	159,004
Other current liabilities	139,300	140,199
Total current liabilities	606,967	597,281
Long-term debt	1,382,140	1,336,995
Retirement plan liabilities	48,505	46,601
Operating lease liabilities	73,537	75,246
Liabilities of assets held-for-sale	6,358	9,463
Environmental liabilities	26,494	26,880
Deferred tax liabilities	33,425	30,069
Other liabilities	47,804	45,277
Total liabilities	2,225,230	2,167,812
COMMITMENTS AND CONTINGENCIES
ENVIRI CORPORATION STOCKHOLDERS’ EQUITY
Common stock	145,966	145,448
Additional paid-in capital	232,463	225,759
Accumulated other comprehensive loss	(544,606)	(567,636)
Retained earnings	1,593,477	1,614,441
Treasury stock	(849,808)	(848,570)
Total Enviri Corporation stockholders’ equity	577,492	569,442
Noncontrolling interests	49,915	53,600
Total equity	627,407	623,042
Total liabilities and equity	$2,852,637	$2,790,854
See accompanying notes to unaudited condensed consolidated financial statements.

ENVIRI CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended			Six Months Ended
	June 30			June 30
(In thousands, except per share amounts)	2023		2022	2023	2022
Revenues from continuing operations:
Revenues	$520,168		$481,052	$1,015,821	$933,849
Costs and expenses from continuing operations:
Cost of sales	406,627		403,199	807,315	780,218
Selling, general and administrative expenses	76,850		67,935	148,785	137,088
Research and development expenses	500		296	676	352
Goodwill impairment charge	—		104,580	—	104,580
Property, plant and equipment impairment charge	14,099		—	14,099	—
Other (income) expenses, net	(2,223)		2,045	(8,374)	866
Total costs and expenses	495,853		578,055	962,501	1,023,104
Operating income (loss) from continuing operations	24,315		(97,003)	53,320	(89,255)
Interest income	1,567		693	3,022	1,337
Interest expense	(25,724)		(16,692)	(50,052)	(31,784)
Facility fees and debt-related income (expense)	(2,730)		2,149	(5,093)	1,617
Defined benefit pension income (expense)	(5,407)		2,247	(10,742)	4,657
Income (loss) from continuing operations before income taxes and equity income	(7,979)		(108,606)	(9,545)	(113,428)
Income tax benefit (expense) from continuing operations	(10,319)		3,115	(17,242)	1,894
Equity income (loss) of unconsolidated entities, net	(309)		(114)	(442)	(245)
Income (loss) from continuing operations	(18,607)		(105,605)	(27,229)	(111,779)
Discontinued operations:
Income (loss) from discontinued businesses	7,556		1,879	8,175	(37,218)
Income tax benefit (expense) from discontinued businesses	(4,787)		(770)	(5,374)	5,821
Income (loss) from discontinued operations, net of tax	2,769		1,109	2,801	(31,397)
Net income (loss)	(15,838)		(104,496)	(24,428)	(143,176)
Less: Net (income) loss attributable to noncontrolling interests	4,399		(1,095)	3,464	(2,254)
Net income (loss) attributable to Enviri Corporation	$(11,439)		$(105,591)	$(20,964)	$(145,430)
Amounts attributable to Enviri Corporation common stockholders:
Income (loss) from continuing operations, net of tax	$(14,208)		$(106,700)	$(23,765)	$(114,033)
Income (loss) from discontinued operations, net of tax	2,769		1,109	2,801	(31,397)
Net income (loss) attributable to Enviri Corporation common stockholders	$(11,439)		$(105,591)	$(20,964)	$(145,430)

Weighted-average shares of common stock outstanding	79,816		79,509	79,725	79,437
Basic earnings (loss) per common share attributable to Enviri Corporation common stockholders:
Continuing operations	$(0.18)		$(1.34)	$(0.30)	$(1.44)
Discontinued operations	0.03		0.01	0.04	(0.40)
Basic earnings (loss) per share attributable to Enviri Corporation common stockholders	$(0.14)	(a)	$(1.33)	$(0.26)	$(1.83)	(a)

Diluted weighted-average shares of common stock outstanding	79,816		79,509	79,725	79,437
Diluted earnings (loss) per common share attributable to Enviri Corporation common stockholders:
Continuing operations	$(0.18)		$(1.34)	$(0.30)	$(1.44)
Discontinued operations	0.03		0.01	0.04	(0.40)
Diluted earnings (loss) per share attributable to Enviri Corporation common stockholders	$(0.14)	(a)	$(1.33)	$(0.26)	$(1.83)	(a)
(a) Does not total due to rounding

See accompanying notes to unaudited condensed consolidated financial statements.

ENVIRI CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

	Three Months Ended
	June 30
(In thousands)	2023	2022
Net income (loss)	$(15,838)	$(104,496)
Other comprehensive income (loss):
Foreign currency translation adjustments, net of deferred income taxes of $1,139 and $(4,616) in 2023 and 2022, respectively	10,589	(58,646)
Net gain (loss) on cash flow hedging instruments, net of deferred income taxes of $(1,529) and $(301)in 2023 and 2022, respectively	4,434	720
Pension liability adjustments, net of deferred income taxes of $(292) and $(312)in 2023 and 2022, respectively	(627)	28,810
Unrealized gain (loss) on marketable securities, net of deferred income taxes of $(2) and $4 in 2023 and 2022, respectively	5	(10)
Total other comprehensive income (loss)	14,401	(29,126)
Total comprehensive income (loss)	(1,437)	(133,622)
Comprehensive (income) loss attributable to noncontrolling interests	6,234	1,808
Comprehensive income (loss) attributable to Enviri Corporation	$4,797	$(131,814)

	Six Months Ended
	June 30
(In thousands)	2023	2022
Net income (loss)	$(24,428)	$(143,176)
Other comprehensive income (loss):
Foreign currency translation adjustments, net of deferred income taxes of $2,611 and $(6,454) in 2023 and 2022, respectively	23,035	(61,493)
Net gain (loss) on cash flow hedging instruments, net of deferred income taxes of $(682) and $(631) in 2023 and 2022, respectively	1,874	1,860
Pension liability adjustments, net of deferred income taxes of $(710) and $(664) in 2023 and 2022, respectively	(3,362)	42,528
Unrealized gain (loss) on marketable securities, net of deferred income taxes of $(2) and $4 in 2023 and 2022	6	(13)
Total other comprehensive income (loss)	21,553	(17,118)
Total comprehensive income (loss)	(2,875)	(160,294)
Less: Comprehensive (income) loss attributable to noncontrolling interests	4,941	1,131
Comprehensive income (loss) attributable to Enviri Corporation	$2,066	$(159,163)

See accompanying notes to unaudited condensed consolidated financial statements.

ENVIRI CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30
(In thousands)	2023	2022
Cash flows from operating activities:
Net income (loss)	$(24,428)	$(143,176)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	67,496	66,067
Amortization	16,032	17,067
Deferred income tax (benefit) expense	7,622	(10,396)
Equity (income) loss of unconsolidated entities, net	442	245
Dividends from unconsolidated entities	—	526
(Gain) loss on early extinguishment of debt	—	(2,254)
Goodwill impairment charge	—	104,580
Property, plant and equipment impairment charge	14,099	—
Other, net	4,146	1,020
Changes in assets and liabilities, net of acquisitions and dispositions of businesses:
Accounts receivable	(56,383)	87,607
Income tax refunds receivable, reimbursable to seller	—	7,687
Inventories	(7,952)	(8,435)
Contract assets	(3,535)	7,836
Right-of-use assets	16,211	14,383
Accounts payable	12,960	18,847
Accrued interest payable	(192)	(740)
Accrued compensation	9,194	(5,884)
Advances on contracts	(12,978)	(13,626)
Operating lease liabilities	(14,790)	(14,095)
Retirement plan liabilities, net	(5,468)	(21,587)
Other assets and liabilities	5,714	12,067
Net cash (used) provided by operating activities	28,190	117,739
Cash flows from investing activities:
Purchases of property, plant and equipment	(66,341)	(61,791)
Proceeds from sales of assets	1,439	6,591
Expenditures for intangible assets	(427)	(100)
Proceeds from notes receivable	11,238	8,605
Net proceeds (payments) from settlement of foreign currency forward exchange contracts	(2,408)	4,999
Payments for settlements of interest rate swaps	—	(2,123)
Other investing activities, net	84	153
Net cash used by investing activities	(56,415)	(43,666)
Cash flows from financing activities:
Short-term borrowings, net	601	(31)
Current maturities and long-term debt:
Additions	123,996	104,961
Reductions	(90,727)	(152,861)
Contributions from noncontrolling interests	1,654	—
Sale of noncontrolling interests	—	1,901
Stock-based compensation - Employee taxes paid	(1,238)	(1,698)
Payment of contingent consideration	—	(6,915)
Net cash (used) provided by financing activities	34,286	(54,643)
Effect of exchange rate changes on cash and cash equivalents, including restricted cash	(1,789)	(5,751)
Net increase in cash and cash equivalents, including restricted cash	4,272	13,679
Cash and cash equivalents, including restricted cash, at beginning of period	85,094	87,128
Cash and cash equivalents, including restricted cash, at end of period	$89,366	$100,807

Supplementary cash flow information:
Change in accrual for purchases of property, plant and equipment included in accounts payable	$(3,170)	$6,836
See accompanying notes to unaudited condensed consolidated financial statements.

ENVIRI CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (Unaudited)

	Enviri Corporation Stockholders’ Equity
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests
(In thousands, except share amounts)	Issued	Treasury					Total
Balances, December 31, 2021	$144,883	$(846,622)	$215,528	$1,794,510	$(560,139)	$57,610	$805,770
Net income	—	—	—	(39,839)	—	1,159	(38,680)
Total other comprehensive income (loss), net of deferred income taxes of $(2,520)	—	—	—	—	12,490	(482)	12,008
Vesting of restricted stock units and other stock grants, net 176,253 shares	378	(1,632)	(378)	—	—	—	(1,632)
Amortization of unearned portion of stock-based compensation, net of forfeitures	—	—	3,629	—	—	—	3,629
Balances, March 31, 2022	145,261	(848,254)	218,779	1,754,671	(547,649)	58,287	781,095
Net income	—	—	—	(105,591)	—	1,095	(104,496)
Total other comprehensive income, net of deferred income taxes of $(5,225)	—	—	—	—	(26,223)	(2,903)	(29,126)
Contributions from noncontrolling interest	—	—	—	—	—	1,900	1,900
Stock appreciation rights exercised, net 16,671 shares	29	(66)	(29)	—	—	—	(66)
Vesting of restricted stock units and other stock grants, net 23,224 shares	29	—	(29)	—	—	—	—
Amortization of unearned portion of stock-based compensation, net of forfeitures	—	—	2,396	—	—	—	2,396
Balances, June 30, 2022	$145,319	$(848,320)	$221,117	$1,649,080	$(573,872)	$58,379	$651,703

	Enviri Corporation Stockholders’ Equity
(In thousands, except share amounts)	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests
	Issued	Treasury					Total
Balances, December 31, 2022	$145,448	$(848,570)	$225,759	$1,614,441	$(567,636)	$53,600	$623,042
Net income (loss)	—	—	—	(9,525)	—	935	(8,590)
Total other comprehensive income (loss), net of deferred income taxes of $1,901	—	—	—	—	6,794	358	7,152
Purchase of subsidiary shares from noncontrolling interest	—	—	398	—	—	(398)	—
Vesting of restricted stock units and other stock grants, net 177,574 shares	395	(1,108)	(395)	—	—	—	(1,108)
Amortization of unearned portion of stock-based compensation, net of forfeitures	—	—	3,456	—	—	—	3,456
Balances, March 31, 2023	145,843	(849,678)	229,218	1,604,916	(560,842)	54,495	623,952
Net income (loss)	—	—	—	(11,439)	—	(4,399)	(15,838)
Total other comprehensive income (loss), net of deferred income taxes of $(684)	—	—	—	—	16,236	(1,835)	14,401
Contributions from noncontrolling interests	—	—	—	—	—	1,654	1,654
Vesting of restricted stock units and other stock grants, net 82,415 shares	123	(130)	(123)	—	—	—	(130)
Amortization of unearned portion of stock-based compensation, net of forfeitures	—	—	3,368	—	—	—	3,368
Balances, June 30, 2023	$145,966	$(849,808)	$232,463	$1,593,477	$(544,606)	$49,915	$627,407
See accompanying notes to unaudited condensed consolidated financial statements.

ENVIRI CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.     Basis of Presentation

Effective June 5, 2023, the corporate name of the Company was changed from Harsco Corporation to Enviri Corporation.

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

Reclassifications

Certain reclassifications have been made to prior year amounts to conform with current year classifications. These reclassifications did not have a material impact on the Company's condensed consolidated financial statements, including the notes thereto.

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

On January 1, 2023, the Company adopted changes issued by the FASB that require a buyer in a supplier finance program, also referred to as reverse factoring, payables finance, or structured payables arrangements, to disclose sufficient information about the program to allow a user of financial statements to understand the program’s nature, activity during the period, changes from period to period, and potential magnitude, by disclosing qualitative and quantitative information about the program. The adoption of these changes did not have a material impact on the Company's condensed consolidated financial statements, including the notes thereto.

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

The former Harsco Rail Segment's balance sheet positions as of June 30, 2023 and December 31, 2022 are presented as Assets held-for-sale and Liabilities of assets held-for-sale in the Condensed Consolidated Balance Sheets and are summarized as follows:

(in thousands)	June 30 2023	December 31 2022
Trade accounts receivable, net	$52,368	$41,049
Other receivables	5,209	4,037
Inventories	109,242	105,256
Current portion of contract assets	68,167	84,848
Other current assets	36,008	30,950
Property, plant and equipment, net	44,392	41,004
Right-of-use assets, net	6,412	5,635
Goodwill	13,026	13,026
Intangible assets, net	2,616	2,746
Deferred income tax assets	2,701	6,887
Noncurrent portion of contract assets	20,420	—
Other assets	974	807
Total Rail assets included in Assets held-for-sale	$361,535	$336,245

Accounts payable	$52,561	$49,083
Accrued compensation	2,534	1,211
Current portion of operating lease liabilities	2,925	2,635
Current portion of advances on contracts	34,089	45,037
Other current liabilities	61,090	61,039
Operating lease liabilities	3,472	3,121
Deferred tax liabilities	2,368	5,480
Other liabilities	518	861
Total Rail liabilities included in Liabilities of assets held-for-sale	$159,557	$168,467

The results of the former Harsco Rail Segment are presented as discontinued operations and, as such, have been excluded from both continuing operations and segment results for the six months ended June 30, 2023, and 2022. Certain key selected financial information included in Income (loss) from discontinued operations, net of tax, for the former Harsco Rail Segment is as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
(In thousands)	2023	2022	2023	2022
Amounts directly attributable to the former Harsco Rail Segment:
Service revenues	$10,765	$7,488	$18,485	$14,198
Product revenues (a)	78,083	64,364	135,415	109,477
Cost of services sold	7,290	4,229	12,916	8,524
Cost of products sold (a)	60,762	52,548	106,505	125,094
Income (loss) from discontinued businesses	9,315	5,163	12,066	(30,732)
Additional amounts allocated to the former Harsco Rail Segment:
Selling, general and administrative expenses (b)	$594	$1,862	$1,071	$3,511
(a) Changes in product revenues and cost of products sold for 2023 compared with 2022 reflect, in part, estimated forward loss provisions and adjustments on certain long-term contracts, as discussed below.
(b) The Company includes costs to sell the Rail business in the caption Income (loss) from discontinued businesses on the Condensed Consolidated Statements of Operations.

The Company has retained corporate overhead expenses previously allocated to the former Harsco Rail Segment of $1.1 million and $2.1 million for each of the three and six months ended June 30, 2023 and 2022, respectively, as part of Selling, general and administrative expenses on the Condensed Consolidated Statements of Operations.

The Company's former Harsco Rail Segment is currently manufacturing highly-engineered equipment under large long-term fixed-price contracts with Network Rail, Deutsche Bahn, and SBB. The Company has previously recognized estimated forward loss provisions related to these contracts as additional costs in building the machines and continued supply chain related delays were encountered. The Company will continue to update its estimates to complete these contracts, which will include the effect of negotiations with the customer regarding price increases, change orders and extensions to delivery schedules.

In the second quarter of 2023, the Company reversed a portion of its estimated forward loss provision adjustment in the amount of $23.6 million related to its Network Rail contract. The favorable adjustment was the result of an amendment to the contract with Network Rail in the second quarter which extended the delivery schedule for the machines and reduced the estimate of liquidated damages. The reduction in liquidated damages was recorded as an increase to revenue and contract assets. Partially offsetting this were higher estimated material, engineering and labor costs due to additional experience gained during the manufacturing process. For the three and six months ended June 30, 2022, the Company recorded forward loss provisions of $0.3 million and $24.5 million, respectively, for these contracts, principally for additional estimated contractual liquidated damages which were recorded as a reduction of revenue.

For the Deutsche Bahn contract, in the second quarter of 2023, the Company recorded an additional forward loss provision of $8.4 million. The additional loss provision was due to increased costs related to the critical European-based supplier that had filed for bankruptcy in the second quarter of 2022 and ceased operations during the second quarter of 2023, as well as an increase in estimated component costs and engineering costs. For the six months ended June 30, 2022, the Company recorded a forward loss provision totaling $7.4 million due principally to estimated contractual penalties that would be triggered by supplier delays and thus recorded as a reduction of revenue.

For the SBB contract, in the second quarter of 2023 the Company recorded an additional forward loss provision of $6.1 million. The additional forward loss provision was due to increased estimates for material, engineering and commissioning costs for the remaining vehicles. For the six months ended June 30, 2022, the Company recorded a forward loss provision totaling $3.5 million due to additional supply chain delays and cost overruns.

The estimated forward loss provisions represent the Company's best estimate based on currently available information. It is possible that the Company's overall estimate of liquidated damages, penalties and costs to complete these contracts may change, which would result in an additional estimated forward loss provision at such time.

As of June 30, 2023, the contracts with Network Rail, Deutsche Bahn and the second contract with SBB are 51%, 38% and 83% complete, respectively. The first contract with SBB has been completed.

The following is selected financial information included on the Condensed Consolidated Statements of Cash Flows attributable to the former Harsco Rail Segment:

	Six Months Ended June 30
(In thousands)	2023	2022
Cash flows from investing activities
Purchases of property, plant and equipment	$1,236	$1,031

4.    Accounts Receivable and Note Receivable
Accounts receivable consist of the following:

(In thousands)	June 30 2023	December 31 2022
Trade accounts receivable	$305,106	$272,775
Less: Allowance for expected credit losses	(8,585)	(8,347)
Trade accounts receivable, net	$296,521	$264,428
Other receivables (a)	$41,941	$25,379
(a) Other receivables include employee receivables, insurance receivable, tax claims and refunds and other miscellaneous items not included in Trade accounts receivable, net.

The provision for expected credit losses related to trade accounts receivable was as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
(In thousands)	2023	2022	2023	2022
Provision for expected credit losses related to trade accounts receivable	$(113)	$(268)	$394	$57

At June 30, 2023, $13.6 million of the Company's trade accounts receivable were past due by twelve months or more, with $4.0 million of this amount reserved. There has been a recent increase in aged receivables for certain international customers within the HE segment. Collection of the remaining balance is still ultimately expected.

One of HE’s steel mill customers in the Middle East has idled operations and has missed contractual progress payments. The Company has approximately $5.5 million of net receivables with this customer. The customer has indicated it plans to restart operations. Accordingly, the Company believes this amount is fully collectible; however, if there is an adverse change in the Company's view on collectability, there could be a charge against income in future periods.

Accounts Receivable Securitization Facility
In June 2022, the Company and its SPE entered into an AR Facility with PNC Bank, National Association ("PNC") to accelerate cash flows from trade accounts receivable. The AR Facility has a three-year term. The maximum purchase commitment by PNC is $150.0 million.

The total outstanding balance of trade receivables that have been sold and derecognized by the SPE is $150.0 million and $145.0 million as of June 30, 2023 and December 31, 2022, respectively. The SPE owned $79.0 million and $69.7 million of trade receivables as of June 30, 2023 and December 31, 2022, respectively, which is included in the caption Trade accounts receivable, net, on the Condensed Consolidated Balance Sheets. See Note 9, Debt and Credit Agreements, for AR Facility expenses incurred.

Proceeds received from the AR Facility were as follows and are included in cash from operating activities in the Condensed Consolidated Statements of Cash Flows:

	Six Months Ended June 30
(In millions)	2023	2022
Upon execution in June 2022	$—	$120.0
Additional proceeds	5.0	—
Total received	$5.0	$120.0

Factoring Arrangements
The Company maintains factoring arrangements with a financial institution to sell certain accounts receivable that are also accounted for as a sale of financial assets. The following table reflects balances for net amounts sold and program capacities for the arrangements:

(In millions)	June 30 2023	December 31 2022
Net amounts sold under factoring arrangements	$15.2	$17.3
Program capacities	32.2	31.4

Note Receivable
In January 2020, the Company sold IKG for $85.0 million including cash and a note receivable, subject to post-closing adjustments. The note receivable from the buyer has a face value of $40.0 million, bearing interest at 2.50%, that is paid in kind and matures on January 31, 2027. Any unpaid principal, along with any accrued but unpaid interest is payable at maturity. Prepayment is required in case of a change in control or a percentage of excess cash flow, as defined in the note receivable agreement. Because there are no scheduled payments under the terms of the note receivable, the balance is classified as noncurrent as of June 30, 2023 and December 31, 2022, and is included in the caption Other assets on the Condensed Consolidated Balance Sheet. During the three and six months ended June 30, 2023, the Company received a payment of $11.2 million related to excess cash flow.

(In millions)	June 30 2023	December 31 2022
Note receivable, at amortized cost	$13.4	$23.9
Note receivable, fair value	15.1	23.8

5.    Inventories
Inventories consist of the following:

(In thousands)	June 30 2023	December 31 2022
Finished goods	$14,411	$11,809
Work-in-process	1,107	2,030
Raw materials and purchased parts	26,927	27,946
Stores and supplies	42,199	39,590
Total inventories	$84,644	$81,375

6.     Property, Plant and Equipment
Property, plant and equipment ("PP&E") consist of the following:

(In thousands)	June 30 2023	December 31 2022
Land	$72,090	$72,020
Land improvements	16,907	16,750
Buildings and improvements	208,666	217,926
Machinery and equipment	1,566,383	1,513,238
Uncompleted construction	78,420	84,472
Gross property, plant and equipment	1,942,466	1,904,406
Less: Accumulated depreciation	(1,292,804)	(1,247,531)
Property, plant and equipment, net	$649,662	$656,875

In the third quarter of 2020, a customer of HE in China ceased steel making operations at its steel mill site in order to relocate the operations to a new site, as a result of a government mandate to improve environmental conditions of the area, which led to HE having idled equipment on-site. The Company continues to provide services to the same customer at the new site. The customer had entered into an agreement with the government where it will receive compensation for the losses the customer has incurred as a result of the forced shutdown. The Company has continued discussions with the customer regarding compensation, including pursuing other avenues of recovery and seeking relief directly from the local government. Based on further discussions with the customer during the quarter ended June 30, 2023, the Company determined that recovery was no longer probable and recorded an impairment charge of $14.1 million related to the now abandoned equipment at the previous site, which is included in the caption Property, plant and equipment impairment charge in the Condensed Consolidated Statements of Operations.

7. Leases
The components of lease expense were as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
(In thousands)	2023	2022	2023	2022
Finance leases:
Amortization expense	$2,022	$979	$3,563	$1,957
Interest on lease liabilities	578	182	932	365
Operating leases	9,127	8,432	17,681	16,501
Variable and short-term lease expense	13,602	11,986	25,688	25,329
Sublease income	(1)	(1)	(3)	(3)
Total lease expense from continuing operations	$25,328	$21,578	$47,861	$44,149

8.     Goodwill and Other Intangible Assets

The Company tests for goodwill impairment annually, or more frequently if indicators of impairment exist, or if a decision is made to dispose of a business.  The Company performs its annual goodwill impairment test as of October 1 and monitors for triggering events on an ongoing basis. During the three months ended June 30, 2022, there was a triggering event due to lower near-term earnings expectations due to the impacts of inflation. As a result, a goodwill impairment charge of $104.6 million was recorded for the Clean Earth reporting unit. This charge had no impact on the Company's cash flows or compliance with debt covenants.

During the six months ended June 30, 2023, the Company determined that there were no events or indicators present that would indicate that it was more-likely-than-not that its reporting units' fair values were less than their carrying amounts, which would require a further interim impairment analysis.  However, a continued economic downturn, including continued cost inflation and labor shortages, as well as rising interest rates, could impact the Company's future projected cash flows and discount rates used to estimate fair value, which could result in an impairment charge to any of the Company's reporting units in a future period.

9. Debt and Credit Agreements

Long-term debt consists of the following:

(In thousands)	June 30 2023	December 31 2022
Senior Secured Credit Facilities:
New Term Loan	$490,000	$492,500
Revolving Credit Facility	410,000	370,000
5.75% Senior Notes	475,000	475,000
Other financing payable (including finance leases) in varying amounts	35,323	26,661
Total debt obligations	1,410,323	1,364,161
Less: deferred financing costs	(13,588)	(15,172)
Total debt obligations, net of deferred financing costs	1,396,735	1,348,989
Less: current maturities of long-term debt	(14,595)	(11,994)
Long-term debt	$1,382,140	$1,336,995
The Senior Secured Credit Facilities contain a consolidated net debt to Consolidated Adjusted EBITDA ratio covenant, which is not to exceed 5.50x for the quarter ended June 30, 2023 and through and including the quarter ending December 31, 2023 and then decreasing quarterly until reaching 4.00x on December 31, 2024. The total net leverage ratio covenant applicable to the third quarter of 2024 and earlier is subject to a 0.50x decrease upon divestiture of Rail. The Company's required coverage of consolidated interest charges is set at a minimum of 2.75x through the end of 2024 (subject to an increase to 3.00x upon closing of the divestiture of Rail).

At June 30, 2023, the Company was in compliance with its debt covenants under the Senior Secured Credit Facilities, with a total net debt to Consolidated Adjusted EBITDA ratio of 4.63x and a total interest coverage ratio of 3.01x. The Company believes it will continue to maintain compliance with these covenants based on its current outlook. However, the Company's estimates of compliance with these covenants could change in the future with a continued deterioration in economic conditions, higher than forecasted interest rate increases, the timing of working capital including the collection of receivables or an inability to successfully execute its plans by quarter to realize increased pricing and to implement cost reduction initiatives that substantially mitigate the impacts of inflation and other factors adversely impacting its realized operating margins.
Facility Fees and Debt-Related Income (Expense)
The components of the Condensed Consolidated Statements of Operations caption Facility fees and debt-related income (expense) were as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
(In thousands)	2023	2022	2023	2022
Gain on extinguishment of debt	$—	$2,254	$—	$2,254
Unused debt commitment and amendment fees	—	(6)	(12)	(538)
Securitization and factoring fees	(2,730)	(99)	(5,081)	(99)
Facility fees and debt-related income (expense)	$(2,730)	$2,149	$(5,093)	$1,617

10.  Employee Benefit Plans

	Three Months Ended
	June 30
Defined Benefit Pension Plan Net Periodic Pension Cost (Benefit)	U.S. Plans		International Plans
(In thousands)	2023	2022	2023	2022
Service costs	$—	$—	$308	$417
Interest costs	2,543	1,429	7,538	4,128
Expected return on plan assets	(1,750)	(2,698)	(7,784)	(9,720)
Recognized prior service costs	—	—	115	113
Recognized actuarial losses	1,150	1,183	3,579	3,313
Defined benefit pension plan net periodic pension cost (benefit)	$1,943	$(86)	$3,756	$(1,749)

	Six Months Ended
	June 30
Defined Benefit Pension Plans Net Periodic Pension Cost (Benefit)	U.S. Plans		International Plans
(In thousands)	2023	2022	2023	2022
Service costs	$—	$—	$615	$849
Interest costs	5,086	2,858	14,952	8,522
Expected return on plan assets	(3,500)	(5,397)	(15,441)	(20,104)
Recognized prior service costs	—	—	229	233
Recognized actuarial losses	2,301	2,366	7,098	6,857
Defined benefit pension plans net periodic pension cost (benefit)	$3,887	$(173)	$7,453	$(3,643)

Cash contributions to U.S. and international defined benefit pension plans totaled $0.8 million and $15.3 million for the six months ended June 30, 2023, respectively. The Company's estimate of expected cash contributions to be paid during the remainder of 2023 for the U.S. and international defined benefit pension plans is $1.0 million and $8.8 million, respectively.

11.     Income Taxes

Income tax expense related to continuing operations for the three and six months ended June 30, 2023 was $10.3 million and $17.2 million, respectively. Income tax benefit related to continuing operations for the three and six months ended June 30, 2022 was $3.1 million and $1.9 million, respectively. The change in the income tax expense for the three and six months ended June 30, 2023 compared with the income tax benefit for the three and six months ended June 30, 2022 is the result of improved business performance in the CE segment, the gain on the relocation of an HE site, the increased disallowed interest expense in the U.S. resulting from higher interest expense on the Company's Senior Secured Credit Facilities, a valuation allowance for a deferred tax asset in a certain foreign entity of $3.7 million, as well as the tax benefit on a portion of the CE goodwill impairment in 2022 not recurring in 2023.

The Company has historically calculated its quarterly tax provision based on its best estimate of the full year tax rate applicable to the quarter. For the three and six months ended June 30, 2023, due to the insignificant amount of pre-tax book loss relative to the size of permanent book-tax differences and a varying net income/(loss) pattern projected for the year, the Company’s tax provision estimate was determined using an actual year-to-date method. In the prior year, the estimate was based on the forecasted full year rate.

The reserve for uncertain tax positions on June 30, 2023 was $4.3 million, including interest and penalties.  Within the next twelve months, it is reasonably possible that $1.3 million unrecognized income tax benefits will be recognized upon settlement of tax examinations and the expiration of various statutes of limitations.

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

The following table summarizes information related to the location and undiscounted amount of the Company's environmental liabilities:

(In thousands)	June 30 2023	December 31 2022
Current portion of environmental liabilities (a)	$7,135	$7,120
Long-term environmental liabilities	26,494	26,880
Total environmental liabilities	$33,629	$34,000
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

On March 28, 2018, the United States Environmental Protection Agency (the “EPA”) conducted an inspection of ESOL’s off-site waste management facility in Detroit, MI. On November 23, 2021, the EPA proposed a civil penalty of $390,092 as part of a proposed Administrative Consent Order for alleged improper air emissions at the site. The allegations in the proposed Administrative Consent Order and civil penalty relate exclusively to the period prior the Company’s purchase of the ESOL business. The Company and EPA have reached an agreement, in principle, to settle the EPA's claim, and a consent order is expected to be finalized during the three months ended September 30, 2023. The agreement, in principle, includes a payment of $270,000 from the Company, which was recorded as a liability during the quarter ended June 30, 2023. It is possible that part of this obligation may be satisfied through a supplemental environmental project agreed upon by the parties. While it is the Company's position that any loss related to this issue will be recoverable under indemnity rights under the ESOL purchase agreement and representations and warranties insurance policies purchased by the Company, there can be no assurance that the Company's position will ultimately prevail.

On January 27, 2020, the EPA issued a Notice of Potential Liability to the Company, along with several other companies, concerning the Newtown Creek Superfund Site located in Kings and Queens Counties in New York. The Notice alleges certain facilities formerly owned or operated by subsidiaries of the Company may have resulted in the discharge of hazardous substances into Newtown Creek or its Dutch Kills tributary. The site has been subject to CERCLA response activities since approximately 2011. The U.S. EPA expects to propose a sitewide cleanup plan no sooner than 2024 and announced in July 2021 that it would defer its decision on a potential early action response for the lower two miles of the Creek until the sitewide studies are completed. The Company is one of approximately twenty (20) Potentially Responsible Parties ("PRPs") that have received notices, though it is believed other PRPs may exist. The Company vigorously contests the allegations of the Notice and currently does not believe that this matter will have a material effect on the Company’s financial position or results from operations.

On June 25 and 26, 2018, the DTSC conducted a compliance enforcement inspection of ESOL’s facility in Rancho Cordova, California, which was then owned by Stericycle, Inc. On February 14, 2020, the DTSC filed an action in the Superior Court for the State of California, Sacramento Division, alleging violations of California’s Hazardous Waste Control Law and the facility’s hazardous waste permit arising from the inspection. On August 27, 2020, the DTSC issued a Notice of Denial of Hazardous Waste Facility Permit Application, denying the renewal of the facility's hazardous waste permit. The Company has exhausted its legal challenges to the denial of the Hazardous Waste facility permit, and the hazardous waste facility is in the process of closing. The Company continues to utilize the site for non-hazardous waste and is evaluating additional potential alternate uses for the site. The DTSC investigation and compliance issues leading to the compliance tier assignment were ongoing well before the Company's acquisition of the ESOL business, and the Company was aware of the investigation and many of the issues raised in the investigation at the time of the purchase. Accordingly, the Company is indemnified for certain fines and other costs and expenses associated with this matter by Stericycle, Inc. The Company has not accrued any amounts in respect of these alleged violations and cannot estimate the reasonably possible loss or the range of reasonably possible losses that it may incur.

The Company has had ongoing meetings with the SCE over processing salt cakes, a processing byproduct, stored at the Al Hafeerah site. The Company’s Bahrain operations that produced the salt cakes has ceased operations. An Environmental Impact Assessment and Technical Feasibility Study for facilities to process the salt cakes was approved by the SCE during the first quarter of 2018. Commissioning of the facilities was completed during the third quarter of 2021 and the processing of the salt cakes has commenced. The Company's current reserve of $5.7 million at June 30, 2023 continues to represent the Company's best estimate of the ultimate costs to be incurred to resolve this matter. The Company continues to evaluate this reserve and any future change in estimated costs which could be material to the Company’s results of operations in any one period.

On July 27, 2018, Brazil’s Federal and Rio de Janeiro State Public Prosecution Offices (MPF and MPE) filed a Civil Public Action against one of the Company's customers (CSN), the Company’s Brazilian subsidiary, the Municipality of Volta Redonda, Brazil, and the Instituto Estadual do Ambiente (local environmental protection agency) seeking the implementation of various measures to limit and reduce the accumulation of customer-owned slag at the site in Brazil. On August 6, 2018 the 3rd Federal Court in Volta Redonda granted the MPF and MPE an injunction against the same parties requiring, among other things, CSN and the Company’s Brazilian subsidiary to limit the volume of slag sent to the site. Because the customer owns the site and the slag located on the site, the Company believes that complying with this injunction is the steel producer’s responsibility.  On March 18, 2019 the Court issued an order fining the Company 5,000 Brazilian reais per day (or approximately $1 thousand per day) and CSN 20,000 Brazilian reais per day (or approximately $4 thousand per day) until the requirements of the injunction are met. On November 1, 2019 the Court issued an additional order increasing the fines assessed to the Company to 25,000 Brazilian reais per day (or approximately $5 thousand per day) and raising the fines assessed to CSN to 100,000 Brazilian reais per day (or approximately $21 thousand per day). The Court also assessed an additional joint fine of 10,000,000 Brazilian reais (or approximately $2.1 million) against CSN and the Company. The Company is appealing the fines and the underlying injunction.  Both the Company and CSN continue to have discussions with the Prosecution Offices and governmental authorities on the injunction and the possible resolution of the underlying case. Beginning on March 25, 2022, the Courts entered a series of orders suspending the litigation proceedings as well as the accrual of interest and penalties while the parties discuss a possible resolution of the matter. The Company does not believe that a loss relating to this matter is probable or estimable at this point.

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

On November 5, 2020, a worker suffered a fatal injury at a site owned by the Company’s customer, Gerdau Ameristeel US, Inc., in Midlothian, TX. Although the Company was not directly involved in the accident, the worker was employed by a sub-contractor of a sub-contractor of the Company. The worker’s family filed suit in the 125th Judicial District Court of Harris County, TX against multiple parties, including the Company, seeking monetary damages. On May 11, 2023, the parties completed a formal settlement agreement, settling the claims brought by the worker's family. The Company paid its insurance deductible of $5.0 million and has recorded an indemnification receivable from its customer for the recovery of certain losses based upon the contractual indemnity rights. There can be no assurances that the Company's position will ultimately prevail; however, any financial statement impact is not expected to be material.

On March 22, 2022, the EPA issued a Notice of Intent to File an Administrative Complaint (NOI) alleging violations of the federal Emergency Planning and Community Right-to-Know Act at the Company’s facilities in Tacoma, WA and Kent, WA. The NOI relates exclusively or almost exclusively to the period when Stericycle owned and operated the sites. The NOI proposes a penalty of $3,000,000. The Company is currently reviewing the veracity of the allegations and the corresponding proposed penalty amount and has recorded a liability of $600,000 as its best estimate to resolve this matter. While it is the Company’s position that it has recourse for some or all liabilities, if any, that arise from this matter under the ESOL purchase agreement and representations and warranties insurance policies purchased by the Company, there can be no assurances that the Company’s position will ultimately prevail.

On March 21, 2022, the Company received a draft penalty matrix from the PA DEP concerning alleged reporting, monitoring and related issues at the Company’s Hatfield, PA site prior to the time the Company acquired the site from Stericycle, Inc. The draft penalty matrix proposed a penalty of $1,000,000. On June 29, 2022, the PA DEP issued a draft Consent Assessment of Civil Penalty ("CACP") related to the alleged issues at the site. The Company and PA DEP entered into a CACP on November 9, 2022, settling the PA DEP's claims for $239,500, which was recorded as a liability.

DEA Investigation
Prior to the Company’s acquisition of ESOL, Stericycle, Inc. notified the Company that the DEA had served an administrative subpoena on Stericycle, Inc. and executed a search warrant at a facility in Rancho Cordova, California and an administrative inspection warrant at a facility in Indianapolis, Indiana. The Company has determined that the DEA and the DTSC have launched investigations involving, at least in part, the ESOL business of collecting, transporting, and destroying controlled substances from retail customers that transferred from Stericycle, Inc. to the Company. The Company is cooperating with these inquiries, which relate primarily to the period before the Company owned the ESOL business. Since the acquisition of the ESOL business, the Company has performed a vigorous review of ESOL’s compliance program related to controlled substances and has made material changes to the manner in which controlled substances are transported from retail customers to DEA-registered facilities for destruction. Pursuant to an agreement with Stericyle, the Company has contractual recourse for any material loss the Company has determined is reasonably possible. The Company has not accrued any amounts in respect of these investigations and does not believe a loss is reasonably possible.

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

In October 2009, the Company received notification of the SPRA’s final administrative decision regarding the levying of ICMS in the State of São Paulo in relation to services provided to a customer in the State between January 2004 and May 2005.  As of June 30, 2023 the principal amount of the tax assessment from the SPRA with regard to this case is approximately $1.3 million, with penalty, interest and fees assessed to date increasing such amount by an additional $18.7 million.  On June 4, 2018, the Appellate Court of the State of Sao Paulo ruled in favor of the SPRA but ruled that the assessed penalty should be reduced to approximately $1.3 million. After calculating the interest accrued on the penalty, the Company estimates that this ruling reduces the current overall potential liability for this case to approximately $7.6 million. All such amounts include the effect of foreign currency translation. The Company has appealed the ruling in favor of the SPRA to the Superior Court of Justice. Due to multiple court precedents in the Company’s favor, as well as the Company’s ability to appeal, the Company does not believe a loss is probable.

Another ICMS tax case involving the SPRA refers to the tax period from January 2002 to December 2003. In December 2018, the administrative tribunal hearing the case upheld the Company's liability. The aggregate amount assessed by the tax authorities in August 2005 was $5.2 million (the amounts with regard to this claim are valued as of the date of the assessment since it has not yet reached the collection phase), composed of a principal amount of $1.2 million, with penalty and interest assessed through that date increasing such amount by an additional $4.0 million.  On December 6, 2018, the administrative tribunal reduced the applicable penalties to $0.9 million. After calculating the interest accrued on the current penalty, the Company estimates that the current overall liability for this case to be approximately $5.8 million. All such amounts include the effect of foreign currency translation. The Company has appealed to the judicial phase at the Third Trial Court of the District of Cubatão, State of São Paulo. On October 14, 2022, the District Court issued a decision holding that the Company is not liable for the taxes at issue. The SPRA appealed this decision on December 28, 2022 and this appeal is pending review by the Appellate Court of the State of São Paulo. Due to multiple court precedents in the Company's favor, the Company does not believe a loss is probable.
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
At June 30, 2023, there were 17,259 pending asbestos personal injury actions filed against the Company.  Of those actions, 16,602 were filed in the New York Supreme Court (New York County), 115 were filed in other New York State Supreme Court Counties and 542 were filed in courts located in other states.
The complaints in most of those actions generally follow a form that contains a standard damages demand of $20 million or $25 million, regardless of the individual plaintiff’s alleged medical condition, and without identifying any specific Company product.
At June 30, 2023, 16,549 of the actions filed in New York Supreme Court (New York County) were on the Deferred/Inactive Docket created by the court in December 2002 for all pending and future asbestos actions filed by persons who cannot demonstrate that they have a malignant condition or discernible physical impairment. The remaining 53 cases in New York County are pending on the Active or In Extremis Docket created for plaintiffs who can demonstrate a malignant condition or physical impairment.
The Company has liability insurance coverage under various primary and excess policies that the Company believes will be available, if necessary, to substantially cover any liability that might ultimately be incurred in the asbestos actions referred to above. The costs and expenses of the asbestos actions are being paid by the Company's insurers.
In view of the persistence of asbestos litigation in the U.S., the Company expects to continue to receive additional claims in the future. The Company intends to continue its practice of vigorously defending these claims and cases. At June 30, 2023, the Company has obtained dismissal in approximately 28,432 cases by stipulation or summary judgment prior to trial.
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
Insurance reserves are recorded when it is probable that a liability has been incurred for a particular event and the amount of loss associated with the event can be reasonably estimated. Self-insurance reserves have been estimated based primarily upon actuarial calculations and reflect the undiscounted estimated liabilities for ultimate losses, including claims incurred but not reported. Inherent in these estimates are assumptions that are based on the Company's history of claims and losses, a detailed analysis of existing claims with respect to potential value, and current legal and legislative trends. If actual claims differ from those projected by management, changes (either increases or decreases) to insurance reserves may be required and would be recorded through income in the period the change was determined. When a recognized liability has been determined to be covered by third-party insurance, the Company records an insurance claim receivable to reflect the covered liability. Insurance claim receivables are included in Other receivables on the Company's Condensed Consolidated Balance Sheets. See Note 1, Summary of Significant Accounting Policies, to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 for additional information on Accrued insurance and loss reserves.

13.  Reconciliation of Basic and Diluted Shares

	Three Months Ended		Six Months Ended
	June 30		June 30
(In thousands, except per share amounts)	2023	2022	2023	2022
Income (loss) from continuing operations attributable to Enviri Corporation common stockholders	$(14,208)	$(106,700)	$(23,765)	$(114,033)
Weighted-average shares outstanding:
Weighted-average shares outstanding - basic	79,816	79,509	79,725	79,437
Dilutive effect of stock-based compensation	—	—	—	—
Weighted-average shares outstanding - diluted	79,816	79,509	79,725	79,437
Earnings (loss) from continuing operations per common share, attributable to Enviri Corporation common stockholders:
Basic	$(0.18)	$(1.34)	$(0.30)	$(1.44)
Diluted	$(0.18)	$(1.34)	$(0.30)	$(1.44)

The following average outstanding stock-based compensation units were not included in the computation of diluted earnings per share because the effect was either antidilutive or the market conditions for the performance share units were not met:

	Three Months Ended		Six Months Ended
	June 30		June 30
(In thousands)	2023	2022	2023	2022
Restricted stock units	1,023	797	1,012	811
Stock appreciation rights	2,429	2,193	2,451	2,422
Performance share units	1,411	1,128	1,402	1,177

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
The fair value of outstanding derivative contracts recorded as assets and liabilities on the Company's Condensed Consolidated Balance Sheets was as follows:

(In thousands)	Balance Sheet Location	Fair Value of Derivatives Designated as Hedging Instruments	Fair Value of Derivatives Not Designated as Hedging Instruments	Total Fair Value
June 30, 2023
Asset derivatives (Level 2):
Foreign currency exchange forward contracts	Other current assets	$34	$4,295	$4,329
Interest rate swaps	Other current assets	3,110	—	3,110
Total		$3,144	$4,295	$7,439

Liability derivatives (Level 2):
Foreign currency exchange forward contracts	Other current liabilities	$753	$2,964	$3,717
Interest rate swaps	Other liabilities	710	—	710
Total		$1,463	$2,964	$4,427
December 31, 2022
Asset derivatives (Level 2):
Foreign currency exchange forward contracts	Other current assets	$1,042	$2,154	$3,196
Total		$1,042	$2,154	$3,196
Liability derivatives (Level 2):
Foreign currency exchange forward contracts	Other current liabilities	$577	$4,796	$5,373
Total		$577	$4,796	$5,373

All of the Company's derivatives are recorded on the Condensed Consolidated Balance Sheets at gross amounts and do not offset. All of the Company's interest rate swaps and certain foreign currency exchange forward contracts are transacted under ISDA documentation. Each ISDA master agreement permits the net settlement of amounts owed in the event of default. The Company's derivative assets and liabilities subject to enforceable master netting arrangements, if offset, would have resulted in a net asset of $0.5 million and a net liability of $0.1 million at June 30, 2023 and December 31, 2022, respectively.
The effect of derivative instruments on the Company's Condensed Consolidated Statements of Comprehensive Income (Loss) was as follows:
Derivatives Designated as Hedging Instruments

	Amount Recognized in OCI on Derivatives		Amount Reclassified from AOCI into Income - Effective Portion or Equity
	Three Months Ended		Three Months Ended
	June 30		June 30
(In thousands)	2023	2022	2023	2022
Foreign currency exchange forward contracts	$(438)	$957	$866	$(998)
Interest rate swaps	6,152	—	(617)	1,061
	$5,714	$957	$249	$63

	Amount Recognized in OCI on Derivatives		Amount Reclassified from AOCI into Income - Effective Portion or Equity
	Six Months Ended		Six Months Ended
	June 30		June 30
(In thousands)	2023	2022	2023	2022
Foreign currency exchange forward contracts	$(1,121)	$1,966	$1,277	$(1,586)
Interest rate swaps	3,265	—	(865)	2,111
	$2,144	$1,966	$412	$525

The location and amount of gain (loss) recognized on the Company's Condensed Consolidated Statements of Operations was as follows:

	Three Months Ended
	June 30
	2023		2022
(In thousands)	Interest Expense	Income (Loss) from Discontinued Businesses	Interest Expense	Income (Loss) from Discontinued Businesses
Total amounts in the Condensed Consolidated Statement of Operations in which the effects of derivatives designated as hedging instruments are recorded	$(25,724)	$7,556	$(16,692)	$1,879
Interest rate swaps:
Gain or (loss) reclassified from AOCI into income	617	—	(1,061)	—
Amount recognized in earnings due to ineffectiveness	—	—	720	—
Foreign exchange contracts:
Gain or (loss) reclassified from AOCI into income	—	(866)	—	998

	Six Months Ended
	June 30
	2023		2022
(In thousands)	Interest Expense	Income (Loss) from Discontinued Businesses	Interest Expense	Income (Loss) from Discontinued Businesses
Total amounts in the Condensed Consolidated Statement of Operations in which the effects of derivatives designated as hedging instruments are recorded	$(50,052)	$8,175	$(31,784)	$(37,218)
Interest rate swaps:
Gain or (loss) reclassified from AOCI into income	865	—	(2,111)	—
Amount recognized in earnings due to ineffectiveness	—	—	1,611	—
Foreign exchange contracts:
Gain or (loss) reclassified from AOCI into income	—	(1,277)	—	1,586

Derivatives Not Designated as Hedging Instruments

	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives (a)
		Three Months Ended		Six Months Ended
		June 30		June 30
(In thousands)		2023	2022	2023	2022
Foreign currency exchange forward contracts	Cost of services and products sold	$4,862	$18,234	$1,565	$22,072
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
The recognized gains and losses offset amounts recognized in cost of services and products sold principally as a result of intercompany or third-party foreign currency exposures. At June 30, 2023 and December 31, 2022, the notional amounts of foreign currency exchange forward contracts were $588.6 million and $573.8 million, respectively. These contracts are primarily denominated in British Pound Sterling and Euros and mature through 2025.
In addition to foreign currency exchange forward contracts, the Company designates certain loans as hedges of net investments in international subsidiaries. The Company recorded pre-tax net gains of $1.1 million and $1.5 million for the three months and six months ended ended June 30, 2023 and pre-tax net losses of $0.6 million and $1.2 million for the three months and six months ended ended June 30, 2022, respectively, in AOCI.

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

In the first quarter of 2023, the Company entered into a new series of interest rate swaps with a scheduled maturity of December 2025. The swaps have the effect of converting $300.0 million of the New Term Loan from a floating interest rate to a fixed interest rate and are classified as cash flow hedges. The fixed rates provided by these swaps, ranging from 4.17% to 4.21%, replace the adjusted SOFR rate in the interest calculation.

Fair Value of Other Financial Instruments
The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and short-term borrowings approximate fair value due to the short-term maturities of these assets and liabilities. At June 30, 2023 and December 31, 2022, the total fair value of long-term debt and current maturities (excluding deferred financing costs) was $1,337.2 million and $1,227.6 million, respectively, compared with a carrying value of $1,410.3 million and $1,364.2 million, respectively.  Fair values for debt are based on pricing models using market-based inputs (Level 2) for similar issues or on the current rates offered to the Company for debt of the same remaining maturities.

15. Review of Operations by Segment

	Three Months Ended		Six Months Ended
	June 30		June 30
(In thousands)	2023	2022	2023	2022
Revenues From Continuing Operations
Harsco Environmental	$289,593	$277,599	$562,782	$539,650
Clean Earth	230,575	203,453	453,039	394,199
Total Revenues From Continuing Operations	$520,168	$481,052	$1,015,821	$933,849
Operating Income (Loss) From Continuing Operations
Harsco Environmental	$12,733	$23,547	$35,018	$41,814
Clean Earth	23,034	(111,668)	39,505	(112,965)
Corporate	(11,452)	(8,882)	(21,203)	(18,104)
Total Operating Income (Loss) From Continuing Operations	$24,315	$(97,003)	$53,320	$(89,255)
Depreciation
Harsco Environmental	$28,354	$27,467	$55,914	$55,539
Clean Earth	5,547	4,536	10,474	9,637
Corporate	556	460	1,108	891
Total Depreciation	$34,457	$32,463	$67,496	$66,067
Amortization
Harsco Environmental	$1,008	$1,714	$2,007	$3,542
Clean Earth	6,113	6,131	12,142	12,206
Corporate (a)	946	636	1,883	1,319
Total Amortization	$8,067	$8,481	$16,032	$17,067
Capital Expenditures
Harsco Environmental	$38,540	$23,585	$55,091	$48,375
Clean Earth	4,974	3,550	9,804	10,246
Corporate	110	1,172	210	2,138
Total Capital Expenditures	$43,624	$28,307	$65,105	$60,759
(a) Amortization expense on Corporate relates to the amortization of deferred financing costs.

Reconciliation of Segment Operating Income to Income (Loss) From Continuing Operations Before Income Taxes and Equity Income

	Three Months Ended		Six Months Ended
	June 30		June 30
(In thousands)	2023	2022	2023	2022
Segment operating income (loss)	$35,767	$(88,121)	$74,523	$(71,151)
General Corporate expense	(11,452)	(8,882)	(21,203)	(18,104)
Operating income (loss) from continuing operations	24,315	(97,003)	53,320	(89,255)
Interest income	1,567	693	3,022	1,337
Interest expense	(25,724)	(16,692)	(50,052)	(31,784)
Facility fees and debt-related income (expense)	(2,730)	2,149	(5,093)	1,617
Defined benefit pension income	(5,407)	2,247	(10,742)	4,657
Income (loss) from continuing operations before income taxes and equity income	$(7,979)	$(108,606)	$(9,545)	$(113,428)

16. Revenues

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

A summary of the Company's revenues by primary geographical markets as well as by key product and service groups is as follows:

	Three Months Ended
	June 30, 2023
(In thousands)	Harsco Environmental Segment	Clean Earth Segment	Consolidated Totals
Primary Geographical Markets (a):
North America	$81,616	$230,575	$312,191
Western Europe	107,318	—	107,318
Latin America (b)	42,180	—	42,180
Asia-Pacific	32,339	—	32,339
Middle East and Africa	21,117	—	21,117
Eastern Europe	5,023	—	5,023
Total Revenues	$289,593	$230,575	$520,168
Key Product and Service Groups:
Environmental services related to resource recovery for metals manufacturing and related logistical services	$242,638	$—	$242,638
Ecoproducts	40,504	—	40,504
Environmental systems for aluminum dross and scrap processing	6,451	—	6,451
Hazardous waste processing solutions	—	197,506	197,506
Soil and dredged materials processing and reuse solutions	—	33,069	33,069
Total Revenues	$289,593	$230,575	$520,168

	Three Months Ended
	June 30, 2022
(In thousands)	Harsco Environmental Segment	Clean Earth Segment	Consolidated Totals
Primary Geographical Markets (a):
North America	$80,709	$203,453	$284,162
Western Europe	99,591	—	99,591
Latin America (b)	39,202	—	39,202
Asia-Pacific	31,950	—	31,950
Middle East and Africa	20,762	—	20,762
Eastern Europe	5,385	—	5,385
Total Revenues	$277,599	$203,453	$481,052
Key Product and Service Groups:
Environmental services related to resource recovery for metals manufacturing and related logistical services	$236,165	$—	$236,165
Ecoproducts	38,083	—	38,083
Environmental systems for aluminum dross and scrap processing	3,351	—	3,351
Hazardous waste processing solutions	—	170,817	170,817
Soil and dredged materials processing and reuse solutions	—	32,636	32,636
Total Revenues	$277,599	$203,453	$481,052

	Six Months Ended
	June 30, 2023
(In thousands)	Harsco Environmental Segment	Clean Earth Segment	Consolidated Totals
Primary Geographical Markets (a):
North America	$160,089	$453,039	$613,128
Western Europe	208,704	—	208,704
Latin America (b)	83,135	—	83,135
Asia-Pacific	61,300	—	61,300
Middle East and Africa	39,522	—	39,522
Eastern Europe	10,032	—	10,032
Total Revenues	$562,782	$453,039	$1,015,821

	Six Months Ended
	June 30, 2023
(In thousands)	Harsco Environmental Segment	Clean Earth Segment	Consolidated Totals
Key Product and Service Groups:
Environmental services related to resource recovery for metals manufacturing and related logistical services	$471,999	$—	$471,999
Ecoproducts	78,906	—	78,906
Environmental systems for aluminum dross and scrap processing	11,877	—	11,877
Hazardous waste processing solutions	—	383,618	383,618
Soil and dredged materials processing and reuse solutions	—	69,421	69,421
Total Revenues	$562,782	$453,039	$1,015,821

	Six Months Ended
	June 30, 2022
(In thousands)	Harsco Environmental Segment	Clean Earth Segment	Consolidated Totals
Primary Geographical Markets (a):
North America	$151,788	$394,199	$545,987
Western Europe	201,670	—	201,670
Latin America (b)	75,007	—	75,007
Asia-Pacific	60,018	—	60,018
Middle East and Africa	40,648	—	40,648
Eastern Europe	10,519	—	10,519
Total Revenues	$539,650	$394,199	$933,849

Key Product and Service Groups:
Environmental services related to resource recovery for metals manufacturing and related logistical services	$463,854	$—	$463,854
Ecoproducts	70,048	—	70,048
Environmental systems for aluminum dross and scrap processing	5,748	—	5,748
Hazardous waste processing solutions	—	329,824	329,824
Soil and dredged materials processing and reuse solutions	—	64,375	64,375
Total Revenues	$539,650	$394,199	$933,849
(a)     Revenues are attributed to individual countries based on the location of the facility generating the revenue.
(b)     Includes Mexico.

The Company may receive payments in advance of earning revenue (advances on contracts), which are included in Other current liabilities and Other liabilities on the Condensed Consolidated Balance Sheets. The Company may recognize revenue in advance of being able to contractually invoice the customer (contract assets), which is included in Other current assets and Other assets on the Condensed Consolidated Balance Sheets. Contract assets are transferred to Trade accounts receivable, net, when the right to payment becomes unconditional. Contract assets and advances on contracts are reported as a net position, on a contract-by-contract basis, at the end of each reporting period.

The Company had contract assets totaling $5.3 million at both June 30, 2023 and December 31, 2022. The Company had advances on contracts totaling $5.2 million and $6.8 million at June 30, 2023 and December 31, 2022, respectively. During the three and six months ended June 30, 2023, the Company recognized $2.2 million and $5.5 million, respectively, of revenue related to amounts previously included in advances on contracts. During the three and six months ended June 30, 2022, the Company recognized $7.7 million and $10.5 million, respectively, of revenue related to amounts previously included in advances on contracts.

At June 30, 2023, HE had remaining, fixed, unsatisfied performance obligations where the expected contract duration exceeds one year totaling $66.6 million. Of this amount, $20.8 million is expected to be fulfilled by June 30, 2024, $20.6 million by June 30, 2025, $12.4 million by June 30, 2026, $6.2 million by June 30, 2027 and the remainder thereafter. These amounts exclude any variable fees, fixed fees subject to indexation and any performance obligations expected to be satisfied within one year.

17.   Other (Income) Expenses, Net

The major components of this Condensed Consolidated Statements of Operations caption were as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
(In thousands)	2023	2022	2023	2022
Employee termination benefit costs	$120	$605	$654	$297
Other costs (income) for exit activities (a)	(2,353)	477	(8,560)	1,058
Impaired asset write-downs	—	296	—	355
Net gains	—	(92)	(230)	(1,904)
Other	10	759	(238)	1,060
Other (income) expenses, net	$(2,223)	$2,045	$(8,374)	$866
(a) Includes a $3.0 million and $9.8 million net gain recognized related to a lease modification during the three and six months ended June 30, 2023, respectively, that resulted in lease incentive for the Company to relocate an HE site prior to the end of the expected lease term.

18. Components of Accumulated Other Comprehensive Loss
AOCI is included on the Condensed Consolidated Statements of Stockholders' Equity. The components of AOCI, net of the effect of income taxes, and activity for the six months ended June 30, 2022 and 2023 were as follows:

	Components of AOCI, Net of Tax
(In thousands)	Cumulative Foreign Exchange Translation Adjustments		Effective Portion of Derivatives Designated as Hedging Instruments		Cumulative Unrecognized Actuarial Losses on Pension Obligations		Unrealized Gain (Loss) on Marketable Securities	Total
Balance at December 31, 2021	$(134,889)		$(3,024)		$(422,248)		$22	$(560,139)
OCI before reclassifications	(61,493)	(a)	1,692	(b)	33,697	(a)	(13)	(26,117)
Amounts reclassified from AOCI, net of tax	—		168		8,831		—	8,999
Total OCI	(61,493)		1,860		42,528		(13)	(17,118)
Less: OCI attributable to noncontrolling interests	3,385		—		—		—	3,385
OCI attributable to Enviri Corporation	(58,108)		1,860		42,528		(13)	(13,733)
Balance at June 30, 2022	$(192,997)		$(1,164)		$(379,720)		$9	$(573,872)

	Components of AOCI, Net of Tax
(In thousands)	Cumulative Foreign Exchange Translation Adjustments		Effective Portion of Derivatives Designated as Hedging Instruments		Cumulative Unrecognized Actuarial Losses on Pension Obligations		Unrealized Gain (Loss) on Marketable Securities	Total
Balance at December 31, 2022	$(213,104)		$157		$(354,699)		$10	$(567,636)
OCI before reclassifications	23,035	(a)	1,554	(b)	(12,405)	(a)	6	12,190
Amounts reclassified from AOCI, net of tax	—		320		9,043		—	9,363
Total OCI	23,035		1,874		(3,362)		6	21,553
Less: OCI attributable to noncontrolling interests	1,477		—		—		—	1,477
OCI attributable to Enviri Corporation	24,512		1,874		(3,362)		6	23,030
Balance at June 30, 2023	$(188,592)		$2,031		$(358,061)		$16	$(544,606)
(a)    Principally foreign currency fluctuation.
(b)     Net change from periodic revaluations.

Amounts reclassified from AOCI were as follows:

(In thousands)	Three Months Ended		Six Months Ended		Location on the Condensed Consolidated Statements of Operations
	June 30		June 30
	2023	2022	2023	2022
Amortization of cash flow hedging instruments:
Foreign currency exchange forward contracts	$866	$(998)	$1,277	$(1,586)	Income (loss) from discontinued businesses
Interest rate swaps	(617)	1,061	(865)	2,111	Interest expense
Total before taxes	249	63	412	525
Income taxes	(53)	(233)	(92)	(357)
Total reclassification of cash flow hedging instruments, net of tax	$196	$(170)	$320	$168

Amortization of defined benefit pension items (c):
Actuarial losses	$4,729	$4,496	$9,399	$9,223	Defined benefit pension income (expense)
Prior service costs	115	113	229	233	Defined benefit pension income (expense)
Total before taxes	4,844	4,609	9,628	9,456
Income taxes	(293)	(312)	(585)	(625)
Total reclassification of defined benefit pension items, net of tax	$4,551	$4,297	$9,043	$8,831
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
Factors that could cause actual results to differ, perhaps materially, from those implied by forward-looking statements include, but are not limited to: (1) changes in the worldwide business environment in which the Company operates, including changes in general economic conditions or health conditions; (2) changes in currency exchange rates, interest rates, commodity and fuel costs and capital costs; (3) changes in the performance of equity and bond markets that could affect, among other things, the valuation of the assets in the Company's pension plans and the accounting for pension assets, liabilities and expenses; (4) changes in governmental laws and regulations, including environmental, occupational health and safety, tax and import tariff standards and amounts; (5) market and competitive changes, including pricing pressures, market demand and acceptance for new products, services and technologies; (6) the Company's inability or failure to protect its intellectual property rights from infringement in one or more of the many countries in which the Company operates; (7) failure to effectively prevent, detect or recover from breaches in the Company's cybersecurity infrastructure; (8) unforeseen business disruptions in one or more of the many countries in which the Company operates due to political instability, civil disobedience, armed hostilities, public health issues or other calamities; (9) disruptions associated with labor disputes and increased operating costs associated with union organization; (10) the seasonal nature of the Company's business; (11) the Company's ability to successfully enter into new contracts and complete new acquisitions or strategic ventures in the time-frame contemplated, or at all; (12) the Company's ability to negotiate, complete, and integrate strategic transactions; (13) failure to complete a process for the divestiture of the Rail segment, on satisfactory terms, or at all; (14) potential severe volatility in the capital or commodity markets; (15) failure to retain key management and employees; (16) the outcome of any disputes with customers, contractors and subcontractors; (17) the financial condition of the Company's customers, including the ability of customers (especially those that may be highly leveraged, have inadequate liquidity) to maintain their credit availability; (18) implementation of environmental remediation matters; (19) risk and uncertainty associated with intangible assets; (20) the risk that the Company may be unable to implement fully and successfully the expected incremental actions at the Clean Earth Segment due to market conditions or otherwise and may fail to deliver the expected resulting benefits; and (21) other risk factors listed from time to time in the Company's SEC reports. A further discussion of these, along with other potential risk factors, can be found in Part II, Item 1A, "Risk Factors," below, as well as in Part I, Item 1A, "Risk Factors," of the Company's Annual Report on Form 10-K for the year ended December 31, 2022. The Company cautions that these factors may not be exhaustive and that many of these factors are beyond the Company's ability to control or predict. Accordingly, forward-looking statements should not be relied upon as a prediction of actual results. The Company undertakes no duty to update forward-looking statements except as may be required by law.

Executive Overview

The Company is a market-leading, global provider of environmental solutions for industrial, retail and medical waste streams. The Company's operations consist of two reportable segments: Harsco Environmental and Clean Earth. HE operates primarily under long-term contracts, providing critical environmental services and material processing to the global steel and metals industries, including zero waste solutions for manufacturing byproducts within the metals industry. CE provides specialty waste processing, treatment, recycling and beneficial reuse solutions for customers in the industrial, retail, healthcare and construction industries across a variety of waste needs, including hazardous, non-hazardous and contaminated soils and dredged materials. The Company has locations in approximately 30 countries, including the U.S. The Company was incorporated in 1956.

On June 5, 2023, the Company's corporate name was changed from Harsco Corporation to Enviri Corporation. The new name and brand identity reflect the Company’s transformation over the past four years into a single-thesis environmental solutions company that provides services to manage, recycle and beneficially reuse waste and byproduct materials across many industries.

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

•HE: 2023 operating results are expected to be modestly above 2022 results as positive impacts from higher service pricing, net of inflation, cost and operational improvement initiatives and higher environmental services and products demand at certain sites, including those linked to growth investments, are expected to be offset by the impacts of foreign exchange translation and lower commodity prices related to certain service contracts. The global steel market has experienced a period of volatility in recent quarters due to the Russia-Ukraine conflict and the resulting energy crisis in Europe, as well as inventory management through the steel industry supply-chain and a change to the economic conditions due to rising interest rates. Underlying business conditions appear to have stabilized in early 2023 and these external factors are not anticipated to have a material impact on performance in 2023. Over the longer-term, the Company expects HE to grow as a result of economic growth that supports higher global steel consumption, as well as investments and innovation that support the environmental solutions needs of customers.

•CE: 2023 operating results are anticipated to improve meaningfully compared to 2022, as a result of higher services pricing, net of inflation, cost and operational improvements and a modest increase in environmental services demand across certain end-markets. These benefits include pricing and operating cost initiatives implemented during 2022, along with additional improvements initiated in 2023. Longer-term, the Company expects this segment to benefit from positive underlying market trends, supported by increased environmental regulation, further growth opportunities, lower capital requirements and its attractive asset position, as well as from the less cyclical and recurring nature of this business.

Results of Operations

Segment Results

	Three Months Ended		Six Months Ended
	June 30		June 30
(In millions, except percentages)	2023	2022	2023	2022
Revenues:
Harsco Environmental	$289.6	$277.6	$562.8	$539.7
Clean Earth	230.6	203.5	453.0	394.2
Total Revenues	$520.2	$481.1	$1,015.8	$933.8
Operating income (loss):
Harsco Environmental	$12.7	$23.5	$35.0	$41.8
Clean Earth	23.0	(111.7)	39.5	(113.0)
Corporate	(11.5)	(8.9)	(21.2)	(18.1)
Total operating income (loss)	$24.3	$(97.0)	$53.3	$(89.3)
Operating margin:
Harsco Environmental	4.4%	8.5%	6.2%	7.7%
Clean Earth	10.0%	(54.9)%	8.7%	(28.7)%
Consolidated operating margin	4.7%	(20.2)%	5.2%	(9.6)%

Harsco Environmental Segment:

Significant Effects on Revenues (In millions)	Three Months Ended	Six Months Ended
Revenues — June 30, 2022	$277.6	$539.7
Net effects of price/volume changes, primarily attributable to volume changes and service mix	14.1	37.6
Impact of foreign currency translation	(4.2)	(17.2)
Net impact of new and lost contracts	2.0	2.6
Other	0.1	0.1
Revenues — June 30, 2023	$289.6	$562.8
The following factors contributed to the changes in operating income during the three and six months ended June 30, 2023.

Factors Positively Affecting Operating Income:
•A net gain of $3.0 million and $9.8 million was recognized during the three and six months ended June 30, 2023, respectively, related to a lease modification that resulted in a lease incentive for a site relocation in the U.S.
•Operating income was moderately impacted by increased revenue under environmental services contracts due, in part, to higher overall service levels at certain sites for the three and six months ended June 30, 2023, partially offset by lower commodity prices related to certain service contracts.
•Higher core service revenues from the Altek Group also positively impacted operating income by $1.9 million and $4.1 million during the three and six months ended June 30, 2023, respectively.

Factors Negatively Impacting Operating Income:
•An impairment charge of $14.1 million was recorded during the three months ended June 30, 2023 related to abandoned equipment at an HE site in China.
•The impact of cost increases related to raw materials, labor, maintenance, and freight due to inflation at various sites for the three months and six months ended June 30, 2023.
•Foreign currency translation reduced operating income by $1.2 million and $2.2 million during the three and six months ended June 30, 2023, respectively.

Clean Earth Segment:

Significant Effects on Revenues (In millions)	Three Months Ended	Six Months Ended
Revenues — June 30, 2022	$203.5	$394.2
Net effects of price/volume changes, principally price	21.1	52.8
Impact of pricing settlement	6.0	6.0
Revenues — June 30, 2023	$230.6	$453.0

The following factors contributed to the changes in operating income (loss) during the three and six months ended June 30, 2023.

Factors Positively Affecting Operating Income:
•Favorable changes in pricing and mix in the hazardous waste business, in addition to operational cost reduction initiatives, partially offset by the impact of cost inflation on labor and disposal costs, of $21.6 million and $38.8 million during the three months and six months ended June 30, 2023, respectively.
•Operating income was positively impacted by $6.0 million during the three months and six months ended June 30, 2023 due to the settlement of a pricing dispute over services performed in prior periods in the hazardous waste business.
•Favorable changes in pricing and mix in the soil and dredged materials business, partially offset by cost increases, primarily in labor and disposal, of $2.7 million and $4.5 million during the three and six months ended June 30, 2023, respectively.
•A goodwill impairment charge of $104.6 million was recorded during the three months ended June 30, 2022.

Factors Negatively Impacting Operating Income:
•Higher selling, general and administrative expenses ("SG&A") of $4.4 million and $6.2 million during the three and six months ended June 30, 2023, respectively, primarily related to higher incentive compensation expense and professional fees.

Consolidated Results

	June 30
	Three Months Ended		Six Months Ended
(In millions, except per share amounts and percentages)	2023	2022	2023	2022
Revenues	$520.2	$481.1	$1,015.8	$933.8
Cost of sales	406.6	403.2	807.3	780.2
Selling, general and administrative expenses	76.9	67.9	148.8	137.1
Research and development expenses	0.5	0.3	0.7	0.4
Goodwill impairment charge	—	104.6	—	104.6
Property, plant and equipment impairment charge	14.1	—	14.1	—
Other (income) expenses, net	(2.2)	2.0	(8.4)	0.9
Operating income (loss) from continuing operations	24.3	(97.0)	53.3	(89.3)
Interest income	1.6	0.7	3.0	1.3
Interest expense	(25.7)	(16.7)	(50.1)	(31.8)
Facility fees and debt-related income (expense)	(2.7)	2.1	(5.1)	1.6
Defined benefit pension income (expense)	(5.4)	2.2	(10.7)	4.7
Income (loss) from continuing operations before income taxes and equity income	(8.0)	(108.6)	(9.5)	(113.4)
Income tax benefit (expense) from continuing operations	(10.3)	3.1	(17.2)	1.9
Equity income (loss) of unconsolidated entities, net	(0.3)	(0.1)	(0.4)	(0.2)
Income (loss) from continuing operations	(18.6)	(105.6)	(27.2)	(111.8)
Income (loss) from discontinued businesses	7.6	1.9	8.2	(37.2)
Income tax benefit (expense) related to discontinued operations	(4.8)	(0.8)	(5.4)	5.8
Income (loss) from discontinued operations, net of tax	2.8	1.1	2.8	(31.4)
Net income (loss)	(15.8)	(104.5)	(24.4)	(143.2)
Total other comprehensive income (loss)	14.4	(29.1)	21.6	(17.1)
Total comprehensive income (loss)	(1.4)	(133.6)	(2.9)	(160.3)
Diluted earnings (loss) per common share from continuing operations attributable to Enviri Corporation common stockholders	$(0.18)	$(1.34)	$(0.30)	$(1.44)
Effective income tax rate for continuing operations	(129.3)%	2.9%	(180.6)%	1.7%

Comparative Analysis of Consolidated Results

Revenues
Revenues for the three months ended June 30, 2023 increased by $39.1 million, or 8.1%, from the three months ended June 30, 2022. Revenues for the six months ended June 30, 2023 increased by $82.0 million, or 8.8%, from the six months ended June 30, 2022. Foreign currency translation decreased revenues by $4.2 million and $17.2 million for the three and six months ended June 30, 2023, compared with the same period in the prior year. Refer to the discussion of segment results above for information pertaining to factors positively affecting and negatively impacting revenues.

Cost of Sales
Cost of sales for the three months ended June 30, 2023 increased $3.4 million, or 0.8%, from the three months ended June 30, 2022. Costs of sales for the six months ended June 30, 2023 increased $27.1 million, or 3.5%, from the six months ended June 30, 2022. The changes in cost of sales were attributable to the following significant items:

	Three Months	Six Months
(In millions)	Ended	Ended
Change in costs due to changes in revenues volume	$12.4	$38.8
Changes in costs due to change in prices, including materials, labor, fuel, transportation and maintenance	(2.0)	9.1
Impact of foreign currency translation	(3.2)	(14.3)
Other	(3.8)	(6.5)
Total change in cost of services and products sold — 2023 vs. 2022	$3.4	$27.1

Selling, General and Administrative Expenses
SG&A for the three months ended June 30, 2023 increased $8.9 million, or 13.1%, from the three months ended June 30, 2022. SG&A for the six months ended June 30, 2023 increased $11.7 million, or 8.5%, from the six months ended June 30, 2022. The increase in the three months and six months ended June 30, 2023 is due principally to higher compensation costs of $6.6 million and $10.3 million, respectively, mainly from incentive compensation costs primarily contributed by the Company's Corporate and CE segments.

Goodwill Impairment Charge
In the second quarter of 2022, the Company recorded a goodwill impairment charge of $104.6 million in the CE segment. See Note 8, Goodwill and Other Intangible Assets, in Part I, Item 1, Financial Statements for further discussion regarding the goodwill impairment charge.

Property, Plant and Equipment Impairment Charge
During the three months ended June 30, 2023, the Company recorded an impairment charge of $14.1 million in the HE segment. See Note 6, Property, Plant and Equipment in Part I, Financial Statements for further discussion regarding the impairment.

Other (Income) Expenses, Net
The major components of this Condensed Consolidated Statements of Operations caption are as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
(In thousands)	2023	2022	2023	2022
Employee termination benefit costs	$120	$605	$654	$297
Other (income) costs for exit activities (a)	(2,353)	477	(8,560)	1,058
Impaired asset write-downs	—	296	—	355
Net gains	—	(92)	(230)	(1,904)
Other	10	759	(238)	1,060
Other (income) expenses, net	$(2,223)	$2,045	$(8,374)	$866
(a) Includes $3.0 million and $9.8 million net gain related to a lease modification that resulted in a lease incentive to the Company during the three and six months ended June 30, 2023, respectively, as discussed above in the HE Segment results.

Interest Expense
Interest expense during the three months ended June 30, 2023 increased $9.0 million, compared with the three months ended June 30, 2022. Interest expense during the six months ended June 30, 2023 increased by $18.3 million, compared with the six months ended June 30, 2022. The increase during the three and six months ended June 30, 2023 primarily relates to higher weighted average interest rates charged on the Company's Senior Secured Credit Facilities.

Facility Fees and Debt-Related Income (Expense)
During the three and six months ended June 30, 2023, the Company recognized expense of $2.7 million and $5.1 million, respectively, which included fees primarily related to the Company's AR Facility. See Note 9, Debt and Credit Agreements, in Part I, Item 1, Financial Statements.

During the three and six months ended June 30, 2022, the Company recognized income of $2.1 million and $1.6 million, respectively, which included a $2.3 million gain on the repurchase of $25.0 million in Senior Notes recognized during the quarter ended June 30, 2022, partially offset by fees and other costs related to amending the Company's Senior Secured Credit Facilities, in addition to AR Facility fees.

Defined Benefit Pension Income (Expense)
Defined benefit pension expense for the three and six months ended June 30, 2023 was $5.4 million and $10.7 million, respectively, compared with defined benefit pension income of $2.2 million and $4.7 million for the three and six months ended June 30, 2022, respectively. This change is primarily related to the impact of higher discount rates applied to the Company's 2023 plan obligations and a lower return on plan assets in the current year due to lower plan asset values at December 31, 2022.

Income Tax Expense
Income tax expense from continuing operations for the three and six months ended June 30, 2023 was $10.3 million and $17.2 million, respectively. Income tax benefit from continuing operations for the three and six months ended June 30, 2022 was $3.1 million and $1.9 million, respectively. The change in the income tax expense for the three and six months ended June 30, 2023 compared with the income tax benefit for the three and six months ended June 30, 2022 is the result of improved business performance in CE, the gain on the relocation of an HE site, the increased disallowed interest expense in the U.S. resulting from higher interest expense on the Company's Senior Secured Credit Facilities, a valuation allowance for a deferred tax asset in a certain foreign entity of $3.7 million, as well as the tax benefit on a portion of the CE goodwill impairment in 2022 not recurring in 2023.

Income (Loss) from Continuing Operations
Loss from continuing operations was $18.6 million and $27.2 million for the three and six months ended June 30, 2023, respectively. Loss from continuing operations was $105.6 million and $111.8 million for the three and six months ended June 30, 2022. The primary drivers for these decreases in losses are noted above.

Income (Loss) from Discontinued Operations
The operating results of the former Harsco Rail Segment and costs directly attributable to the sale of the business have been reflected as discontinued operations in the Company's Condensed Consolidated Statement of Operations for all periods presented. In addition, this caption includes costs directly attributable to retained contingent liabilities of other previously disposed businesses. The increase in income during the six months ended June 30, 2023 was related primarily to the recognition of a net favorable estimated forward loss provision of $9.1 millions related to the Company's large long-term contracts with SBB, Network Rail and Deutsche Bahn under the former Harsco Rail segment recorded during the six months ended June 30, 2023, compared to an unfavorable forward estimated loss provisions of $35.4 million during the six months ended June 30, 2022 for these contracts. The increase in income during the three months ended June 30, 2023, compared to June 30, 2022, is due to the favorable forward estimated loss provision and higher spare parts sales, partially offset by unfavorable adjustments to other smaller contracts. It is possible that the Company's overall estimate of liquidated damages, penalties and costs to complete these and other contracts may increase, which would result in an additional estimated forward loss provision at such time. See Note 3, Discontinued Operations, in Part I, Item 1, Financial Statements.

Total Other Comprehensive Income (Loss)
Total other comprehensive income was $14.4 million and $21.6 million in the three and six months ended June 30, 2023, respectively, compared with total other comprehensive losses of $29.1 million and $17.1 million in the three and six months ended June 30, 2022, respectively. The primary driver of this change is the fluctuation of the U.S. dollar against certain currencies inclusive of the impact of foreign currency translation of cumulative unrecognized actuarial losses on the Company's pension obligations.

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

The Company’s cash flows from operating, investing and financing activities, as reflected on the Condensed Consolidated Statements of Cash Flows, are summarized in the following table:

	Six Months Ended
	June 30
(In millions)	2023	2022
Net cash provided (used) by:
Operating activities	$28.2	$117.7
Investing activities	(56.4)	(43.7)
Financing activities	34.3	(54.6)
Effect of exchange rate changes on cash and cash equivalents, including restricted cash	(1.8)	(5.8)
Net change in cash and cash equivalents, including restricted cash	$4.3	$13.7
Net cash provided by operating activities — Net cash provided by operating activities in the first six months of 2023 was $28.2 million, a decrease in cash flows of $89.5 million from the first six months of 2022 primarily related to the sale of $120.0 million of the Company's accounts receivable through its AR Facility during the six months ended June 30, 2022. This decrease partially offsets higher year-to-date June 30, 2023 cash net income, compared to the prior year, due to improved business performance.

Net cash used by investing activities — Net cash used by investing activities in the first six months of 2023 was $56.4 million, an increase of $12.7 million from the cash used during the first six months of 2022. The increase is primarily due to increased 2023 capital expenditures, principally for HE, lower proceeds received from the sale of assets during 2023, and net payments made from the settlement of foreign currency forward exchange contract, partially offset by higher proceeds received from the Company's note receivable.

Net cash (used) provided by financing activities — Net cash provided by financing activities in the first six months of 2023 was $34.3 million, compared to net cash used by financing activities of $(54.6) million the first six months of 2022. The change was primarily due to increased net borrowings of $33.9 million in the first six months of 2023, compared to net repayments of $47.9 million during the six months ended June 30, 2022.

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

Summary of Senior Secured Credit Facilities and Notes: (In millions)	June 30 2023	December 31 2022
By type:
New Term Loan	$490.0	$492.5
Revolving Credit Facility	410.0	370.0
5.75% Senior Notes	475.0	475.0
Total	$1,375.0	$1,337.5
By classification:
Current	$5.0	$5.0
Long-term	1,370.0	1,332.5
Total	$1,375.0	$1,337.5

	June 30, 2023
(In millions)	Facility Limit	Outstanding Balance	Outstanding Letters of Credit	Available Credit
Revolving credit facility (a U.S.-based program)	$700.0	$410.0	$35.8	$254.2

Debt Covenants
The Senior Secured Credit Facilities contain a consolidated net debt to Consolidated Adjusted EBITDA ratio covenant, which is not to exceed 5.50x for the quarter ended June 30, 2023 and through and including the quarter ending December 31, 2023 and then decreasing quarterly until reaching 4.00x on December 31, 2024. The total net leverage ratio covenant applicable to the third quarter of 2024 and earlier is subject to a 0.50x decrease upon divestiture of the former Harsco Rail segment.  The Company's required coverage of consolidated interest charges is set at a minimum of 2.75x through the end of 2024 (subject to an increase to 3.00x upon closing of the divestiture of the former Harsco Rail Segment).

At June 30, 2023, the Company was in compliance with these covenants, as the total net debt to Consolidated Adjusted EBITDA ratio was 4.63x and total interest coverage ratio was 3.01x. Based on balances and covenants in effect at June 30, 2023, the Company could increase net debt by $248.7 million and remain in compliance with these debt covenants. Alternatively, Consolidated Adjusted EBITDA could decrease by $24.3 million or interest expense could increase by $8.9 million and the Company would remain in compliance with these covenants at June 30, 2023. The Company believes it will continue to maintain compliance with these covenants based on its current outlook.  However, the Company’s estimates of compliance with these covenants could change in the future with a continued deterioration in economic conditions, higher than forecasted interest rate increases, the timing of working capital, including the collection of receivables, or an inability to successfully execute its plans by quarter to realize increased pricing and to implement cost reduction initiatives that substantially mitigate the impacts of inflation and other factors adversely impacting its realized operating margins.

AR Facility
The Company maintains a trade receivables securitization facility to accelerate cash flows from trade accounts receivable. Under the AR Facility, the Company and its designated subsidiaries continuously sell their trade receivables as they are originated to the wholly-owned bankruptcy-remote SPE. The SPE transfers ownership and control of qualifying receivables to PNC up to a maximum purchase commitment of $150.0 million. During the six months ended June 30, 2023, the Company received proceeds of $5.0 million and related to the facility.

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

At June 30, 2023, the Company's consolidated cash and cash equivalents included $83.7 million held by non-U.S. subsidiaries and approximately 17.8% of the Company's consolidated cash and cash equivalents had regulatory restrictions that would preclude the transfer of funds with and among subsidiaries. Non-U.S. subsidiaries also held $15.9 million of cash and cash equivalents in consolidated strategic ventures. The strategic venture agreements may require strategic venture partner approval to transfer funds with and among subsidiaries. While the Company's remaining non-U.S. cash and cash equivalents can be transferred with and among subsidiaries, the majority of these non-U.S. cash balances will be used to support the ongoing working capital needs and continued growth of the Company's non-U.S. operations.

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

ITEM 4.        CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of June 30, 2023, an evaluation was performed, under the supervision and with the participation of the Company’s management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a – 15 under the Securities and Exchange Act of 1934, as amended. Based upon that evaluation, such officers concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities and Exchange Act of 1934, as amended (1) is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and (2) is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

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

PART II — OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS
Information on legal proceedings is included in Note 12, Commitments and Contingencies, in Part I, Item 1, Financial Statements.

ITEM 1A.     RISK FACTORS
The Company's risk factors as of June 30, 2023 have not changed materially from those described in Part 1, Item 1A, "Risk Factors" of the Company's Annual Report on Form 10-K for the year ended December 31, 2022.

ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 6.        EXHIBITS

The following exhibits are included as part of this report by reference:

Exhibit Number	Description
3.1	Restated Certificate of Incorporation, as Amended.
3.2	Amended and Restated By-laws, dated June 5, 2023 (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K dated June 8, 2023. Commission File Number 001-03970).
10.1
Omnibus Amendment, dated as of June 30 2023, that is the First Amendment to Receivables Purchase Agreement among Harsco Receivables LLC, as seller, Enviri Corporation (f/k/a Harsco Corporation), as initial servicer, and PNC Bank, National Association, as administrative agent and a purchaser, and the First Amendment to Purchase and Contribution Agreement among Enviri Corporation (f/k/a Harsco Corporation), as initial servicer, various entities party thereto as originators, and Harsco Receivables LLC, as buyer.

10.2	Form of Non-Employee Director Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated June 21, 2023. Commission File Number 001-03970).
10.3
Amendment No. 3 to the 2013 Equity and Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated April 25, 2023. Commission File Number 001-03970).

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

ENVIRI CORPORATION
(Registrant)

DATE	August 2, 2023	/s/ PETER F. MINAN
Peter F. Minan
Senior Vice President and Chief Financial Officer
(On behalf of the registrant and as Principal Financial Officer)

DATE	August 2, 2023	/s/ SAMUEL C. FENICE
Samuel C. Fenice
Vice President and Corporate Controller
(Principal Accounting Officer)