Form 10-Q
period 2023-09-30
ENVIRI Corp
filed 2023-11-02
CIK 45876

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2023
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐  NO ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2023
Common stock, par value $1.25 per share	79,833,575

ENVIRI CORPORATION
FORM 10-Q

Glossary of Defined Terms

Unless the context requires otherwise, "Enviri," the "Company," "we," "our," or "us" refers to Enviri Corporation on a consolidated basis. The Company also uses several other terms in this Quarterly Report on Form 10-Q, which are further defined below:

Term	Description
AOCI	Accumulated Other Comprehensive Income (Loss)
AR Facility	Revolving trade receivables securitization facility
ASU	Financial Accounting Standards Board Accounting Standards Update
CE	Clean Earth reportable business segment
CERCLA	Comprehensive Environmental Response, Compensation, and Liability Act of 1980
Consolidated Adjusted EBITDA	EBITDA as calculated in accordance with the Company's Credit Agreement. EBITDA is earnings before interest, tax, depreciation and amortization.
Credit Agreement	Credit Agreement governing the Senior Secured Credit Facilities
DEA	United States Drug Enforcement Administration
Deutsche Bahn	National railway company in Germany
DTSC	California Department of Toxic Substances Control
ESOL	Stericycle Environmental Solutions business
FASB	Financial Accounting Standards Board
HE	Harsco Environmental reportable business segment
ICMS	Type of value-added tax in Brazil
IKG	The former Harsco Industrial IKG business
ISDA	International Swaps and Derivatives Association
LIBOR	London Interbank Offered Rates
Network Rail	Infrastructure manager for most of the railway in the U.K.
New Term Loan	$500 million term loan raised in March 2021 under the Senior Secured Credit Facilities, maturing on March 10, 2028
OCI	Other Comprehensive Income (Loss)
PA DEP	Pennsylvania Department of Environmental Protection
Rail	The former Harsco Rail reportable business segment
Revolving Credit Facility	$700 million multi-year revolving credit facility under the Senior Secured Credit Facilities
ROU	Right of use
SBB	Federal railway system of Switzerland
SCE	Supreme Council for Environment in Bahrain
SEC	Securities and Exchange Commission
Senior Notes	5.75% Notes due July 31, 2027
Senior Secured Credit Facilities	Primary source of borrowings comprised of the New Term Loan and the Revolving Credit Facility
SOFR	Secured Overnight Financing Rate
SPE	The Company's wholly-owned bankruptcy-remote special purpose entity, which is used in connection with the AR Facility
SPRA	State Revenue Authorities from the State of São Paulo, Brazil
TSDF	Treatment, storage, and disposal facility permits issued under the Resource Conservation and Recovery Act
U.S. GAAP	Accounting principles generally accepted in the U.S.

PART I — FINANCIAL INFORMATION
ITEM 1.      FINANCIAL STATEMENTS

ENVIRI CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands)	September 30 2023	December 31 2022
ASSETS
Current assets:
Cash and cash equivalents	$95,592	$81,332
Restricted cash	3,095	3,762
Trade accounts receivable, net	288,030	264,428
Other receivables	29,557	25,379
Inventories	84,569	81,375
Prepaid expenses	33,941	30,583
Current portion of assets held-for-sale	268,993	266,335
Other current assets	27,620	14,541
Total current assets	831,397	767,735
Property, plant and equipment, net	641,434	656,875
Right-of-use assets, net	98,624	101,253
Goodwill	759,027	759,253
Intangible assets, net	331,246	352,160
Deferred income tax assets	14,784	17,489
Assets held-for-sale	89,986	70,105
Other assets	70,937	65,984
Total assets	$2,837,435	$2,790,854
LIABILITIES
Current liabilities:
Short-term borrowings	$14,006	$7,751
Current maturities of long-term debt	14,990	11,994
Accounts payable	202,067	205,577
Accrued compensation	59,224	43,595
Income taxes payable	7,654	3,640
Current portion of operating lease liabilities	25,434	25,521
Current portion of liabilities of assets held-for-sale	139,219	159,004
Other current liabilities	130,295	140,199
Total current liabilities	592,889	597,281
Long-term debt	1,400,428	1,336,995
Retirement plan liabilities	48,593	46,601
Operating lease liabilities	74,305	75,246
Liabilities of assets held-for-sale	4,400	9,463
Environmental liabilities	25,309	26,880
Deferred tax liabilities	31,349	30,069
Other liabilities	46,397	45,277
Total liabilities	2,223,670	2,167,812
COMMITMENTS AND CONTINGENCIES
ENVIRI CORPORATION STOCKHOLDERS’ EQUITY
Common stock	146,079	145,448
Additional paid-in capital	235,245	225,759
Accumulated other comprehensive loss	(550,334)	(567,636)
Retained earnings	1,582,675	1,614,441
Treasury stock	(849,944)	(848,570)
Total Enviri Corporation stockholders’ equity	563,721	569,442
Noncontrolling interests	50,044	53,600
Total equity	613,765	623,042
Total liabilities and equity	$2,837,435	$2,790,854
See accompanying notes to unaudited condensed consolidated financial statements.

ENVIRI CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
(In thousands, except per share amounts)	2023	2022	2023		2022
Revenues from continuing operations:
Revenues	$524,588	$486,914	$1,540,409		$1,420,763
Costs and expenses from continuing operations:
Cost of sales	408,743	392,803	1,216,058		1,173,021
Selling, general and administrative expenses	84,389	64,146	233,174		201,234
Research and development expenses	271	193	947		545
Goodwill impairment charge	—	—	—		104,580
Property, plant and equipment impairment charge	—	—	14,099		—
Other expense (income), net	1,410	(351)	(6,964)		515
Total costs and expenses	494,813	456,791	1,457,314		1,479,895
Operating income (loss) from continuing operations	29,775	30,123	83,095		(59,132)
Interest income	1,679	952	4,701		2,289
Interest expense	(26,739)	(19,751)	(76,791)		(51,535)
Facility fees and debt-related income (expense)	(2,806)	(2,511)	(7,899)		(894)
Defined benefit pension income (expense)	(5,436)	2,118	(16,178)		6,775
Income (loss) from continuing operations before income taxes and equity income	(3,527)	10,931	(13,072)		(102,497)
Income tax benefit (expense) from continuing operations	(4,109)	(9,376)	(21,351)		(7,482)
Equity income (loss) of unconsolidated entities, net	(151)	(128)	(593)		(373)
Income (loss) from continuing operations	(7,787)	1,427	(35,016)		(110,352)
Discontinued operations:
Income (loss) from discontinued businesses	(3,317)	1,993	4,858		(35,225)
Income tax benefit (expense) from discontinued businesses	1,010	(539)	(4,364)		5,282
Income (loss) from discontinued operations, net of tax	(2,307)	1,454	494		(29,943)
Net income (loss)	(10,094)	2,881	(34,522)		(140,295)
Less: Net loss (income) attributable to noncontrolling interests	(708)	(802)	2,756		(3,056)
Net income (loss) attributable to Enviri Corporation	$(10,802)	$2,079	$(31,766)		$(143,351)
Amounts attributable to Enviri Corporation common stockholders:
Income (loss) from continuing operations, net of tax	$(8,495)	$625	$(32,260)		$(113,408)
Income (loss) from discontinued operations, net of tax	(2,307)	1,454	494		(29,943)
Net income (loss) attributable to Enviri Corporation common stockholders	$(10,802)	$2,079	$(31,766)		$(143,351)

Weighted-average shares of common stock outstanding	79,850	79,531	79,767		79,469
Basic earnings (loss) per common share attributable to Enviri Corporation common stockholders:
Continuing operations	$(0.11)	$0.01	$(0.40)		$(1.43)
Discontinued operations	(0.03)	0.02	0.01		(0.38)
Basic earnings (loss) per share attributable to Enviri Corporation common stockholders	$(0.14)	$0.03	$(0.40)	(a)	$(1.80)	(a)

Diluted weighted-average shares of common stock outstanding	79,850	79,567	79,767		79,469
Diluted earnings (loss) per common share attributable to Enviri Corporation common stockholders:
Continuing operations	$(0.11)	$0.01	$(0.40)		$(1.43)
Discontinued operations	(0.03)	0.02	0.01		(0.38)
Diluted earnings (loss) per share attributable to Enviri Corporation common stockholders	$(0.14)	$0.03	$(0.40)	(a)	$(1.80)	(a)
(a) Does not total due to rounding

See accompanying notes to unaudited condensed consolidated financial statements.

ENVIRI CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

	Three Months Ended
	September 30
(In thousands)	2023	2022
Net income (loss)	$(10,094)	$2,881
Other comprehensive income (loss):
Foreign currency translation adjustments, net of deferred income taxes of $(1,926) and $(4,641) in 2023 and 2022, respectively	(21,133)	(54,914)
Net gain (loss) on cash flow hedging instruments, net of deferred income taxes of $(418) and $(346)in 2023 and 2022, respectively	1,250	1,143
Pension liability adjustments, net of deferred income taxes of $(293) and $(313)in 2023 and 2022, respectively	13,580	28,163
Unrealized gain (loss) on marketable securities, net of deferred income taxes of $1 and $3 in 2023 and 2022, respectively	(4)	(7)
Total other comprehensive income (loss)	(6,307)	(25,615)
Total comprehensive income (loss)	(16,401)	(22,734)
Comprehensive (income) loss attributable to noncontrolling interests	(129)	1,921
Comprehensive income (loss) attributable to Enviri Corporation	$(16,530)	$(20,813)

	Nine Months Ended
	September 30
(In thousands)	2023	2022
Net income (loss)	$(34,522)	$(140,295)
Other comprehensive income (loss):
Foreign currency translation adjustments, net of deferred income taxes of $685 and $(11,095) in 2023 and 2022, respectively	1,902	(116,407)
Net gain (loss) on cash flow hedging instruments, net of deferred income taxes of $(1,100) and $(977) in 2023 and 2022, respectively	3,124	3,003
Pension liability adjustments, net of deferred income taxes of $(1,003) and $(977) in 2023 and 2022, respectively	10,218	70,691
Unrealized gain (loss) on marketable securities, net of deferred income taxes of $(1) and $7 in 2023 and 2022	2	(20)
Total other comprehensive income (loss)	15,246	(42,733)
Total comprehensive income (loss)	(19,276)	(183,028)
Less: Comprehensive (income) loss attributable to noncontrolling interests	4,812	3,052
Comprehensive income (loss) attributable to Enviri Corporation	$(14,464)	$(179,976)

See accompanying notes to unaudited condensed consolidated financial statements.

ENVIRI CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30
(In thousands)	2023	2022
Cash flows from operating activities:
Net income (loss)	$(34,522)	$(140,295)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	102,893	97,959
Amortization	24,327	25,605
Deferred income tax (benefit) expense	2,198	(12,056)
Equity (income) loss of unconsolidated entities, net	593	373
Dividends from unconsolidated entities	—	526
(Gain) loss on early extinguishment of debt	—	(2,254)
Goodwill impairment charge	—	104,580
Property, plant and equipment impairment charge	14,099	—
Other, net	4,743	381
Changes in assets and liabilities, net of acquisitions and dispositions of businesses:
Accounts receivable	(48,166)	74,994
Income tax refunds receivable, reimbursable to seller	—	7,687
Inventories	(10,548)	(11,339)
Contract assets	1,317	9,589
Right-of-use assets	24,467	21,829
Accounts payable	(818)	13,030
Accrued interest payable	(6,828)	(7,559)
Accrued compensation	20,436	(5,559)
Advances on contracts	(21,824)	(5,987)
Operating lease liabilities	(22,980)	(21,498)
Retirement plan liabilities, net	(4,862)	(27,829)
Other assets and liabilities	1,647	8,984
Net cash (used) provided by operating activities	46,172	131,161
Cash flows from investing activities:
Purchases of property, plant and equipment	(93,630)	(101,645)
Proceeds from sales of assets	2,080	8,289
Expenditures for intangible assets	(478)	(147)
Proceeds from notes receivable	11,238	8,605
Net proceeds (payments) from settlement of foreign currency forward exchange contracts	2,034	13,571
Payments for settlements of interest rate swaps	—	(2,586)
Other investing activities, net	462	220
Net cash used by investing activities	(78,294)	(73,693)
Cash flows from financing activities:
Short-term borrowings, net	4,196	277
Current maturities and long-term debt:
Additions	185,992	159,429
Reductions	(140,522)	(198,831)
Dividends paid to noncontrolling interests	—	(4,841)
Contributions from noncontrolling interests	1,654	—
Sale of noncontrolling interests	—	1,901
Stock-based compensation - Employee taxes paid	(1,374)	(1,817)
Payment of contingent consideration	—	(6,915)
Net cash (used) provided by financing activities	49,946	(50,797)
Effect of exchange rate changes on cash and cash equivalents, including restricted cash	(4,231)	(8,762)
Net increase (decrease) in cash and cash equivalents, including restricted cash	13,593	(2,091)
Cash and cash equivalents, including restricted cash, at beginning of period	85,094	87,128
Cash and cash equivalents, including restricted cash, at end of period	$98,687	$85,037

Supplementary cash flow information:
Change in accrual for purchases of property, plant and equipment included in accounts payable	$(3,252)	$7,419
See accompanying notes to unaudited condensed consolidated financial statements.

ENVIRI CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (Unaudited)

	Enviri Corporation Stockholders’ Equity
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests
(In thousands, except share amounts)	Issued	Treasury					Total
Balances, December 31, 2021	$144,883	$(846,622)	$215,528	$1,794,510	$(560,139)	$57,610	$805,770
Net income (loss)	—	—	—	(39,839)	—	1,159	(38,680)
Total other comprehensive income (loss), net of deferred income taxes of $(2,520)	—	—	—	—	12,490	(482)	12,008
Vesting of restricted stock units and other stock grants, net 176,253 shares	378	(1,632)	(378)	—	—	—	(1,632)
Amortization of unearned portion of stock-based compensation, net of forfeitures	—	—	3,629	—	—	—	3,629
Balances, March 31, 2022	145,261	(848,254)	218,779	1,754,671	(547,649)	58,287	781,095
Net income (loss)	—	—	—	(105,591)	—	1,095	(104,496)
Total other comprehensive income (loss), net of deferred income taxes of $(5,225)	—	—	—	—	(26,223)	(2,903)	(29,126)
Contributions from noncontrolling interest	—	—	—	—	—	1,900	1,900
Stock appreciation rights exercised, net 16,671 shares	29	(66)	(29)	—	—	—	(66)
Vesting of restricted stock units and other stock grants, net 23,224 shares	29	—	(29)	—	—	—	—
Amortization of unearned portion of stock-based compensation, net of forfeitures	—	—	2,396	—	—	—	2,396
Balances, June 30, 2022	145,319	(848,320)	221,117	1,649,080	(573,872)	58,379	651,703
Net income (loss)	—	—	—	2,079	—	802	2,881
Cash dividends declared:
Noncontrolling interests	—	—	—	—	—	(4,841)	(4,841)
Total other comprehensive income (loss), net of deferred income taxes of $(5,297)	—	—	—	—	(22,892)	(2,723)	(25,615)
Vesting of restricted stock units and other stock grants, net 32,836 shares	71	(119)	(71)	—	—	—	(119)
Amortization of unearned portion of stock-based compensation, net of forfeitures	—	—	2,126	—	—	—	2,126
Balances, September 30, 2022	$145,390	$(848,439)	$223,172	$1,651,159	$(596,764)	$51,617	$626,135

	Enviri Corporation Stockholders’ Equity
(In thousands, except share amounts)	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests
	Issued	Treasury					Total
Balances, December 31, 2022	$145,448	$(848,570)	$225,759	$1,614,441	$(567,636)	$53,600	$623,042
Net income (loss)	—	—	—	(9,525)	—	935	(8,590)
Total other comprehensive income (loss), net of deferred income taxes of $1,901	—	—	—	—	6,794	358	7,152
Purchase of subsidiary shares from noncontrolling interest	—	—	398	—	—	(398)	—
Vesting of restricted stock units and other stock grants, net 177,574 shares	395	(1,108)	(395)	—	—	—	(1,108)
Amortization of unearned portion of stock-based compensation, net of forfeitures	—	—	3,456	—	—	—	3,456
Balances, March 31, 2023	145,843	(849,678)	229,218	1,604,916	(560,842)	54,495	623,952
Net income (loss)	—	—	—	(11,439)	—	(4,399)	(15,838)
Total other comprehensive income (loss), net of deferred income taxes of $(684)	—	—	—	—	16,236	(1,835)	14,401
Contributions from noncontrolling interests	—	—	—	—	—	1,654	1,654
Vesting of restricted stock units and other stock grants, net 82,415 shares	123	(130)	(123)	—	—	—	(130)
Amortization of unearned portion of stock-based compensation, net of forfeitures	—	—	3,368	—	—	—	3,368
Balances, June 30, 2023	145,966	(849,808)	232,463	1,593,477	(544,606)	49,915	627,407
Net income (loss)	—	—	—	(10,802)	—	708	(10,094)
Total other comprehensive income (loss), net of deferred income taxes of $(2,636)	—	—	—	—	(5,728)	(579)	(6,307)
Vesting of restricted stock units and other stock grants, net 73,223 shares	113	(136)	(113)	—	—	—	(136)
Amortization of unearned portion of stock-based compensation, net of forfeitures	—	—	2,895	—	—	—	2,895
Balances, September 30, 2023	$146,079	$(849,944)	$235,245	$1,582,675	$(550,334)	$50,044	$613,765
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

Liquidity

The Company’s cash flow forecasts, combined with existing cash and cash equivalents and borrowings available under the Senior Secured Credit Facilities, indicate sufficient liquidity to fund the Company’s operations for at least the next twelve months. As such, the Company’s unaudited consolidated financial statements have been prepared on the basis that it will continue as a going concern for a period extending beyond twelve months from the date the unaudited consolidated financial statements are issued. This assessment includes the expected ability to meet required financial covenants and the continued ability to draw down on the Senior Secured Credit Facilities (see Note 9, Debt and Credit Agreements).

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

3. Discontinued Operations

Harsco Rail Segment
The Company is in the process of selling its Rail business with a sale expected to be completed within the next year. The intention to sell the business was first announced in the fourth quarter of 2021. The sale process was delayed in 2022 due to certain macroeconomic conditions, including rising interest rates. The former Harsco Rail Segment has historically been a separate reportable segment with primary operations in the United States, Europe and Asia Pacific.

The former Harsco Rail Segment's balance sheet positions as of September 30, 2023 and December 31, 2022 are presented as Assets held-for-sale and Liabilities of assets held-for-sale in the Condensed Consolidated Balance Sheets and are summarized as follows:

(in thousands)	September 30 2023	December 31 2022
Trade accounts receivable, net	$56,229	$41,049
Other receivables	7,750	4,037
Inventories	110,293	105,256
Current portion of contract assets	59,145	84,848
Other current assets	35,382	30,950
Property, plant and equipment, net	44,576	41,004
Right-of-use assets, net	6,579	5,635
Goodwill	13,026	13,026
Intangible assets, net	2,541	2,746
Deferred income tax assets	732	6,887
Noncurrent portion of contract assets	21,657	—
Other assets	874	807
Total Rail assets included in Assets held-for-sale	$358,784	$336,245

Accounts payable	$46,559	$49,083
Accrued compensation	5,633	1,211
Current portion of operating lease liabilities	3,126	2,635
Current portion of advances on contracts	25,406	45,037
Other current liabilities	58,493	61,039
Operating lease liabilities	3,393	3,121
Deferred tax liabilities	505	5,480
Other liabilities	504	861
Total Rail liabilities included in Liabilities of assets held-for-sale	$143,619	$168,467

The sales process is ongoing, and there can be no assurance that the carrying value of the Rail business will be fully recovered.

The results of the former Harsco Rail Segment are presented as discontinued operations and, as such, have been excluded from both continuing operations and segment results for the nine months ended September 30, 2023 and 2022. Certain key selected financial information included in Income (loss) from discontinued operations, net of tax, for the former Harsco Rail Segment is as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(In thousands)	2023	2022	2023	2022
Amounts directly attributable to the former Harsco Rail Segment:
Service revenues	$17,806	$8,629	$36,291	$22,827
Product revenues (a)	54,574	60,414	189,989	169,891
Cost of services sold	11,425	6,205	24,341	14,729
Cost of products sold (a)	50,760	49,049	157,265	174,143
Income (loss) from discontinued businesses	(720)	3,964	11,346	(26,768)
Additional amounts allocated to the former Harsco Rail Segment:
Selling, general and administrative expenses (b)	$1,057	$376	$2,128	$3,887
(a) Changes in product revenues and cost of products sold for 2023 compared with 2022 reflect, in part, estimated forward loss provisions and adjustments on certain long-term contracts, as discussed below.
(b) The Company includes costs to sell the Rail business in the caption Income (loss) from discontinued businesses on the Condensed Consolidated Statements of Operations.

The Company has retained corporate overhead expenses previously allocated to the former Harsco Rail Segment of $1.0 million and $3.1 million for each of the three and nine months ended September 30, 2023 and 2022, respectively, as part of Selling, general and administrative expenses on the Condensed Consolidated Statements of Operations.

The Company's former Harsco Rail Segment is currently manufacturing highly-engineered equipment under large long-term fixed-price contracts with Network Rail, Deutsche Bahn, and SBB. The Company has previously recognized estimated forward loss provisions related to these contracts as additional costs in building the machines and continued supply chain related delays were encountered. The Company will continue to update its estimates to complete these contracts, which will include the effect of negotiations with the customers regarding price increases, change orders and extensions to delivery schedules.

During the nine months ended September 30, 2023, the Company reversed a portion of its estimated forward loss provision adjustment in the amount of $23.6 million related to its Network Rail contract. The favorable adjustment was the result of an amendment to the contract with Network Rail in the second quarter which extended the delivery schedule for the machines and reduced the estimate of liquidated damages. The reduction in liquidated damages was recorded as an increase to revenue and contract assets. Partially offsetting this were higher estimated material, engineering and labor costs due to additional experience gained during the manufacturing process. During the nine months ended September 30, 2022, the Company recorded forward loss provisions of $24.5 million for these contracts, principally for additional estimated contractual liquidated damages which were recorded as a reduction of revenue.

For the Deutsche Bahn contract, in the third quarter of 2023, the Company recorded an additional forward loss provision of $2.4 million. For the nine months ended September 30, 2023, the forward loss provision totaled $10.8 million. The additional loss provisions were due principally to increased costs related to new supply chain partners after a critical European-based supplier that filed for bankruptcy in the second quarter of 2022 and ceased operations during the second quarter of 2023, as well as an increase in estimated component costs and engineering costs. For the nine months ended September 30, 2022, the Company recorded a forward loss provision totaling $7.4 million due principally to estimated contractual penalties that would be triggered by supplier delays and thus recorded as a reduction of revenue.

For the SBB contract, during the first nine months ended September 30, 2023, the Company recorded an additional forward loss provision of $6.1 million. The additional forward loss provision was due to increased estimates for material, engineering and commissioning costs for the remaining vehicles. For the nine months ended September 30, 2022, the Company recorded a forward loss provision totaling $3.5 million due to additional supply chain delays and cost overruns.

The estimated forward loss provisions represent the Company's best estimate based on currently available information. It is possible that the Company's overall estimate of liquidated damages, penalties and costs to complete these contracts may change, which would result in an additional estimated forward loss provision at such time.

As of September 30, 2023, the contracts with Network Rail, Deutsche Bahn and the second contract with SBB are 53%, 42% and 85% complete, respectively, based on costs incurred. The first contract with SBB has been completed.

The following is selected financial information included on the Condensed Consolidated Statements of Cash Flows attributable to the former Harsco Rail Segment:

	Nine Months Ended September 30
(In thousands)	2023	2022
Cash flows from investing activities
Purchases of property, plant and equipment	$1,515	$1,494

4.    Accounts Receivable and Note Receivable
Accounts receivable consist of the following:

(In thousands)	September 30 2023	December 31 2022
Trade accounts receivable	$301,636	$272,775
Less: Allowance for expected credit losses	(13,606)	(8,347)
Trade accounts receivable, net	$288,030	$264,428
Other receivables (a)	$29,557	$25,379
(a) Other receivables include employee receivables, insurance receivable, tax claims and refunds and other miscellaneous items not included in Trade accounts receivable, net.

The provision for expected credit losses related to trade accounts receivable was as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(In thousands)	2023	2022	2023	2022
Provision for expected credit losses related to trade accounts receivable	$5,962	$(340)	$6,356	$(283)

At September 30, 2023, $14.2 million of the Company's trade accounts receivable were past due by twelve months or more, with $9.8 million of this amount reserved. One of HE's steel mill customers located in the Middle East, has idled operations and missed contractual progress payments. Due to the Company's assessment of collectability, although the customer had indicated plans to either restart operations or sell to a third party, the Company recorded a reserve against their net remaining receivable balance of $5.3 million during the three months ended September 30, 2023.

Accounts Receivable Securitization Facility
In June 2022, the Company and its SPE entered into an AR Facility with PNC Bank, National Association ("PNC") to accelerate cash flows from trade accounts receivable. The AR Facility has a three-year term. The maximum purchase commitment by PNC is $150.0 million.

The total outstanding balance of trade receivables that have been sold and derecognized by the SPE is $150.0 million and $145.0 million as of September 30, 2023 and December 31, 2022, respectively. The SPE owned $86.0 million and $69.7 million of trade receivables as of September 30, 2023 and December 31, 2022, respectively, which is included in the caption Trade accounts receivable, net, on the Condensed Consolidated Balance Sheets. See Note 9, Debt and Credit Agreements, for AR Facility expenses incurred.

Proceeds received from the AR Facility were as follows and are included in cash from operating activities in the Condensed Consolidated Statements of Cash Flows:

	Nine Months Ended September 30
(In millions)	2023	2022
Upon execution in June 2022	$—	$120.0
Additional proceeds	5.0	25.0
Total received	$5.0	$145.0

Factoring Arrangements
The Company maintains factoring arrangements with a financial institution to sell certain accounts receivable that are also accounted for as a sale of financial assets. The following table reflects balances for net amounts sold and program capacities for the arrangements:

(In millions)	September 30 2023	December 31 2022
Net amounts sold under factoring arrangements	$15.8	$17.3
Program capacities	31.2	31.4

Note Receivable
In January 2020, the Company sold IKG for $85.0 million including cash and a note receivable, subject to post-closing adjustments. The note receivable from the buyer has a face value of $40.0 million, bearing interest at 2.50%, that is paid in kind and matures on January 31, 2027. Any unpaid principal, along with any accrued but unpaid interest is payable at maturity. Prepayment is required in case of a change in control or a percentage of excess cash flow, as defined in the note receivable agreement. Because there are no scheduled payments under the terms of the note receivable, the balance is classified as noncurrent as of September 30, 2023 and December 31, 2022, and is included in the caption Other assets on the Condensed Consolidated Balance Sheet. During the nine months ended September 30, 2023, the Company received a payment of $11.2 million related to excess cash flow.

(In millions)	September 30 2023	December 31 2022
Note receivable, at amortized cost	$13.7	$23.9
Note receivable, fair value	15.2	23.8

5.    Inventories
Inventories consist of the following:

(In thousands)	September 30 2023	December 31 2022
Finished goods	$16,050	$11,809
Work-in-process	1,255	2,030
Raw materials and purchased parts	23,863	27,946
Stores and supplies	43,401	39,590
Total inventories	$84,569	$81,375

6.     Property, Plant and Equipment
Property, plant and equipment ("PP&E") consist of the following:

(In thousands)	September 30 2023	December 31 2022
Land	$71,965	$72,020
Land improvements	16,935	16,750
Buildings and improvements	210,497	217,926
Machinery and equipment	1,582,354	1,513,238
Uncompleted construction	60,942	84,472
Gross property, plant and equipment	1,942,693	1,904,406
Less: Accumulated depreciation	(1,301,259)	(1,247,531)
Property, plant and equipment, net	$641,434	$656,875

In the third quarter of 2020, a customer of HE in China ceased steel making operations at its steel mill site in order to relocate the operations to a new site, as a result of a government mandate to improve environmental conditions of the area, which led to HE having idled equipment on-site. The Company continues to provide services to the same customer at the new site. The customer had entered into an agreement with the government where it will receive compensation for the losses the customer has incurred as a result of the forced shutdown, and the Company pursued similar compensation from the customer as well as seeking relief directly from the local government. During the quarter ended June 30, 2023, the Company determined that recovery was no longer probable and recorded an impairment charge of $14.1 million related to the now abandoned equipment at the previous site, which is included in the caption Property, plant and equipment impairment charge in the Condensed Consolidated Statements of Operations for the nine months ended September 30, 2023.

7. Leases
The components of lease expense were as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(In thousands)	2023	2022	2023	2022
Finance leases:
Amortization expense	$2,051	$940	$5,614	$2,897
Interest on lease liabilities	482	198	1,414	563
Operating leases	8,424	8,604	26,105	25,105
Variable and short-term lease expense	12,888	11,958	38,576	37,287
Sublease income	(2)	(2)	(5)	(5)
Total lease expense from continuing operations	$23,843	$21,698	$71,704	$65,847

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

During the nine months ended September 30, 2023, the Company determined that there were no events or indicators present that would indicate that it was more-likely-than-not that its reporting units' fair values were less than their carrying amounts, which would require a further interim impairment analysis.  However, a continued economic downturn, including continued cost inflation and labor shortages, as well as rising interest rates, could impact the Company's future projected cash flows and discount rates used to estimate fair value, which could result in an impairment charge to any of the Company's reporting units in a future period.

9. Debt and Credit Agreements

Long-term debt consists of the following:

(In thousands)	September 30 2023	December 31 2022
Senior Secured Credit Facilities:
New Term Loan	$488,750	$492,500
Revolving Credit Facility	426,000	370,000
5.75% Senior Notes	475,000	475,000
Other financing payable (including finance leases) in varying amounts	38,452	26,661
Total debt obligations	1,428,202	1,364,161
Less: deferred financing costs	(12,784)	(15,172)
Total debt obligations, net of deferred financing costs	1,415,418	1,348,989
Less: current maturities of long-term debt	(14,990)	(11,994)
Long-term debt	$1,400,428	$1,336,995
The Senior Secured Credit Facilities contain a consolidated net debt to Consolidated Adjusted EBITDA ratio covenant, which is not to exceed 5.50x for the quarter ended September 30, 2023 and through and including the quarter ending December 31, 2023, and then decreasing quarterly until reaching 4.00x on December 31, 2024. The total net leverage ratio covenant applicable to the third quarter of 2024 and earlier is subject to a 0.50x decrease upon the divestiture of Rail. The Company's required coverage of consolidated interest charges is set at a minimum of 2.75x through the end of 2024 (subject to an increase to 3.00x upon closing of the divestiture of Rail).

At September 30, 2023, the Company was in compliance with its debt covenants under the Senior Secured Credit Facilities, with a total net debt to Consolidated Adjusted EBITDA ratio of 4.52x and a total interest coverage ratio of 2.90x. The Company believes it will continue to maintain compliance with these covenants based on its current outlook. However, the Company's estimates of compliance with these covenants could change in the future with a continued deterioration in economic conditions, higher than forecasted interest rate increases, the timing of working capital including the collection of receivables or an inability to successfully execute its plans by quarter to realize increased pricing and to implement cost reduction initiatives that substantially mitigate the impacts of inflation and other factors adversely impacting its realized operating margins.
Facility Fees and Debt-Related Income (Expense)
The components of the Condensed Consolidated Statements of Operations caption Facility fees and debt-related income (expense) were as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(In thousands)	2023	2022	2023	2022
Gain on extinguishment of debt	$—	$—	$—	$2,254
Unused debt commitment and amendment fees	—	(1,097)	(12)	(1,635)
Securitization and factoring fees	(2,806)	(1,414)	(7,887)	(1,513)
Facility fees and debt-related income (expense)	$(2,806)	$(2,511)	$(7,899)	$(894)

10.  Employee Benefit Plans

	Three Months Ended
	September 30
Defined Benefit Pension Plan Net Periodic Pension Cost (Benefit)	U.S. Plans		International Plans
(In thousands)	2023	2022	2023	2022
Service costs	$—	$—	$310	$400
Interest costs	2,543	1,429	7,649	3,887
Expected return on plan assets	(1,750)	(2,699)	(7,900)	(9,145)
Recognized prior service costs	—	—	115	107
Recognized actuarial losses	1,150	1,183	3,632	3,115
Defined benefit pension plan net periodic pension cost (benefit)	$1,943	$(87)	$3,806	$(1,636)

	Nine Months Ended
	September 30
Defined Benefit Pension Plans Net Periodic Pension Cost (Benefit)	U.S. Plans		International Plans
(In thousands)	2023	2022	2023	2022
Service costs	$—	$—	$925	$1,250
Interest costs	7,629	4,287	22,601	12,409
Expected return on plan assets	(5,250)	(8,096)	(23,341)	(29,250)
Recognized prior service costs	—	—	344	340
Recognized actuarial losses	3,451	3,549	10,730	9,972
Defined benefit pension plans net periodic pension cost (benefit)	$5,830	$(260)	$11,259	$(5,279)

Cash contributions to U.S. and international defined benefit pension plans totaled $1.3 million and $19.7 million for the nine months ended September 30, 2023, respectively. The Company's estimate of expected cash contributions to be paid during the remainder of 2023 for the U.S. and international defined benefit pension plans is $0.4 million and $4.2 million, respectively.

11.     Income Taxes

Income tax expense related to continuing operations for the three and nine months ended September 30, 2023 was $4.1 million and $21.4 million, respectively, compared with $9.4 million and $7.5 million related to continuing operations for the three and nine months ended September 30, 2022, respectively. The decrease in the income tax expense for the three months ended September 30, 2023, compared with the three months ended September 30, 2022, is due to reduced taxable income as a result of higher interest expense on the Company's Senior Secured Credit Facilities and increased pension expense, as well as a change in geographical mix of income. The increase in the income tax expense for the nine months ended September 30, 2023, compared with the nine months ended September 30, 2022, is the result of higher earnings in CE, the gain on lease modification of an HE site, the increased disallowed interest expense in the U.S. resulting from higher interest expense on the Company's Senior Secured Credit Facilities, a valuation allowance for a deferred tax asset in a certain foreign entity of $3.7 million, as well as the tax benefit on a portion of the CE goodwill impairment in 2022 not recurring in 2023.

The Company has historically calculated its quarterly tax provision based on its best estimate of the full year tax rate applicable to the quarter. For the three and nine months ended September 30, 2023, due to the insignificant amount of pre-tax book loss relative to the size of permanent book-tax differences and a varying net income (loss) pattern projected for the year, the Company’s tax provision estimate was determined using an actual year-to-date method. In the prior year, the estimate was based on the forecasted full year rate.

The reserve for uncertain tax positions on September 30, 2023 was $4.4 million, including interest and penalties.  Within the next twelve months, it is reasonably possible that $1.0 million in unrecognized income tax benefits will be recognized upon settlement of tax examinations and the expiration of various statutes of limitations.

12.   Commitments and Contingencies

Environmental
The Company is involved in a number of environmental remediation investigations and cleanups and, along with other companies, has been identified as a “potentially responsible party” for certain byproduct disposal sites.  While each of these matters is subject to various uncertainties, it is probable that the Company will agree to make payments toward funding certain of these activities, and it is possible that some of these matters will be decided unfavorably to the Company.  The Company has evaluated its potential liability and its financial exposure is dependent upon such factors as the continuing evolution of environmental laws and regulatory requirements, the availability and application of technology, the allocation of cost among potentially responsible parties, and the years of remedial activity required and the remediation methods selected.

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

The following table summarizes information related to the location and undiscounted amount of the Company's environmental liabilities:

(In thousands)	September 30 2023	December 31 2022
Current portion of environmental liabilities (a)	$9,251	$7,120
Long-term environmental liabilities	25,309	26,880
Total environmental liabilities	$34,560	$34,000
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

In November 2022, the United States Environmental Protection Agency (the “EPA”) and the Kentucky Department for Environmental Protection (the “KDEP”) conducted an inspection of Clean Earth of Calvert City LLC’s facility in Calvert City, KY. In September of 2023, the EPA verbally proposed a civil penalty of $750,000 to address alleged violations identified at the time of the inspection. The Company recorded a liability during the quarter ended September 30, 2023 of $275,000 and is still assessing the alleged violations and plans to engage further with EPA.

On March 28, 2018, the EPA conducted an inspection of ESOL’s offsite waste management facility in Detroit, MI. On November 23, 2021, the EPA proposed a civil penalty as part of a proposed Administrative Consent Order for alleged improper air emissions at the site. The allegations in the proposed Administrative Consent Order and civil penalty relate exclusively to the period prior to the Company’s purchase of the ESOL business. The Company and EPA have reached an agreement and have entered into a consent order to settle the EPA's claim for $270,000, which was recorded as a liability during the quarter ended June 30, 2023.

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

The Company has had ongoing meetings with the SCE over processing salt cakes, a processing byproduct, stored at the Al Hafeerah site. The Company’s Bahrain operations that produced the salt cakes has ceased operations. An Environmental Impact Assessment and Technical Feasibility Study for facilities to process the salt cakes was approved by the SCE during the first quarter of 2018. Commissioning of the facilities was completed during the third quarter of 2021 and the processing of the salt cakes has commenced. The Company's current reserve of $5.5 million at September 30, 2023 continues to represent the Company's best estimate of the ultimate costs to be incurred to resolve this matter. The Company continues to evaluate this reserve and any future change in estimated costs which could be material to the Company’s results of operations in any one period.

On July 27, 2018, Brazil’s Federal and Rio de Janeiro State Public Prosecution Offices (the "MPF" and "MPE," respectively) filed a Civil Public Action against one of the Company's customers (CSN), the Company’s Brazilian subsidiary, the Municipality of Volta Redonda, Brazil, and the Instituto Estadual do Ambiente (local environmental protection agency) seeking the implementation of various measures to limit and reduce the accumulation of customer-owned slag at the site in Brazil. On August 6, 2018, the 3rd Federal Court in Volta Redonda (the "Volta Redonda Court") granted the MPF and MPE an injunction against the same parties requiring, among other things, CSN and the Company’s Brazilian subsidiary to limit the volume of slag sent to the site. Because the customer owns the site and the slag located on the site, the Company believes that complying with this injunction is the steel producer’s responsibility. Nevertheless, the Volta Redonda Court issued two orders fining the Company and CSN for what it views as ongoing violations of the injunction. The Company is appealing the fines and the underlying injunction. Both the Company and CSN continue to have discussions with the MPF and MPE and governmental authorities regarding the injunction and the possible resolution of the underlying case. Beginning on March 25, 2022, the Courts entered a series of orders suspending the litigation proceedings and staying any additional fines and interest accrual while the parties discuss a possible resolution to the matter. The aggregate amount of fines levied against the Company, exclusive of interest, is approximately 32 million Brazilian reais (or approximately $6 million) as of September 30, 2023. The Company does not believe that a loss relating to this matter is probable or estimable at this point.

On October 19, 2018, local environmental authorities issued an enforcement action against the Company concerning the Company’s operations at a customer site in Ijmuiden, Netherlands. The enforcement action alleged violations of the Company’s environmental permit at the site, which restricts the release of any visible dust emissions. On January 12, 2022, the Administrative Supreme Court of the Netherlands upheld the Company’s challenge of these enforcement actions as they relate to the slag tipping area of the site. As a result, all fines asserted against the Company to date have been invalidated and all fines paid to date have been reimbursed. This order is not appealable. On or about October 14, 2021, the Company received a subpoena and two indictments before the Amsterdam District Court in the Netherlands. The Amsterdam Public Prosecutor’s Office ("APPO") issued two indictments against the Company, alleging violations in connection with dust releases and/or events alleged to have occurred in 2018 through May 2020 at the site. The action cites provisions which permit fines for the alleged infractions and seeks €100,000 in fines with a smaller amount held in abeyance. On February 2, 2022, the APPO announced that it would further investigate residents’ claims related to this matter. On February 25, 2022, the Amsterdam District Court ruled that the Company was liable for only one alleged violation and that this alleged violation was unintentional. The court issued a fine of €5,000, to be held in abeyance. Both the Company and the APPO have appealed this ruling. The Company is vigorously contesting all allegations against it and is also working with its customer to ensure the control of emissions. The Company has contractual indemnity rights from its customer that it believes will substantially cover any fines or penalties.

On November 5, 2020, a worker suffered a fatal injury at a site owned by the Company’s customer, Gerdau Ameristeel US, Inc. ("Gerdau"), in Midlothian, TX. Although the Company was not directly involved in the accident, the worker was employed by a sub-contractor of a sub-contractor of the Company. The worker’s family filed suit in the 125th Judicial District Court of Harris County, TX against multiple parties, including the Company, seeking monetary damages. On May 11, 2023, the parties completed a formal settlement agreement, settling the claims brought by the worker's family. The Company paid its insurance deductible of $5.0 million and has recorded an indemnification receivable from Gerdau for the recovery of certain losses based upon the contractual indemnity rights. On August 25, 2023, the Company initiated arbitration proceedings against Gerdau before the American Arbitration Association to enforce its contractual indemnity rights. There can be no assurances that the Company's position will ultimately prevail; however, any financial statement impact is not expected to be material.

On March 22, 2022, the EPA issued a Notice of Intent to File an Administrative Complaint ("NOI") alleging violations of the federal Emergency Planning and Community Right-to-Know Act at the Company’s facilities in Tacoma, WA and Kent, WA. The NOI relates exclusively or almost exclusively to the period when Stericycle owned and operated the sites. The NOI proposes a penalty of $3,000,000. The Company is currently reviewing the veracity of the allegations and the corresponding proposed penalty amount and has recorded a liability of $600,000 as its best estimate to resolve this matter. While it is the Company’s position that it has recourse for some or all liabilities, if any, that arise from this matter under the ESOL purchase agreement and representations and warranties insurance policies purchased by the Company, there can be no assurances that the Company’s position will ultimately prevail.

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

DEA Investigation
Prior to the Company’s acquisition of ESOL, Stericycle, Inc. notified the Company that the DEA had served an administrative subpoena on Stericycle, Inc. and executed a search warrant at a facility in Rancho Cordova, CA and an administrative inspection warrant at a facility in Indianapolis, IN. The Company has determined that the DEA and the DTSC have launched investigations involving, at least in part, the ESOL business of collecting, transporting, and destroying controlled substances from retail customers that transferred from Stericycle, Inc. to the Company. The Company is cooperating with these inquiries, which relate primarily to the period before the Company owned the ESOL business. Since the acquisition of the ESOL business, the Company has performed a vigorous review of ESOL’s compliance program related to controlled substances and has made material changes to the manner in which controlled substances are transported from retail customers to DEA-registered facilities for destruction. Pursuant to an agreement with Stericycle, the Company has contractual recourse for any material loss the Company has determined is reasonably possible. The Company has not accrued any amounts in respect of these investigations and does not believe a loss is reasonably possible.

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

In October 2009, the Company received notification of the SPRA’s final administrative decision regarding the levying of ICMS in the State of São Paulo in relation to services provided to a customer in the State between January 2004 and May 2005.  As of September 30, 2023, the principal amount of the tax assessment from the SPRA with regard to this case is approximately $1.2 million, with penalty, interest and fees assessed to date increasing such amount by an additional $18.2 million.  On June 4, 2018, the Appellate Court of the State of Sao Paulo ruled in favor of the SPRA but ruled that the assessed penalty should be reduced to approximately $1.2 million. After calculating the interest accrued on the penalty, the Company estimates that this ruling reduces the current overall potential liability for this case to approximately $7.3 million. All such amounts include the effect of foreign currency translation. The Company has appealed the ruling in favor of the SPRA to the Superior Court of Justice. Due to multiple court precedents in the Company’s favor, as well as the Company’s ability to appeal, the Company does not believe a loss is probable.

Another ICMS tax case involving the SPRA refers to the tax period from January 2002 to December 2003. In December 2018, the administrative tribunal hearing the case upheld the Company's liability. The aggregate amount assessed by the tax authorities in August 2005 was $5.0 million (the amounts with regard to this claim are valued as of the date of the assessment since it has not yet reached the collection phase), composed of a principal amount of $1.2 million, with penalty and interest assessed through that date increasing such amount by an additional $3.8 million.  On December 6, 2018, the administrative tribunal reduced the applicable penalties to $0.6 million. After calculating the interest accrued on the current penalty, the Company estimates that the current overall liability for this case to be approximately $5.3 million. All such amounts include the effect of foreign currency translation. The Company has appealed to the judicial phase at the Third Trial Court of the District of Cubatão, State of São Paulo. On October 14, 2022, the District Court issued a decision holding that the Company is not liable for the taxes at issue. The SPRA appealed this decision on December 28, 2022 and this appeal is pending review by the Appellate Court of the State of São Paulo. Due to multiple court precedents in the Company's favor, the Company does not believe a loss is probable.
The Company continues to believe that sufficient coverage for these claims exists as a result of the indemnification obligations of the Company's customer and such customer’s pledge of assets in connection with the October 2009 notice, as required by Brazilian law.

On December 30, 2020, the Company received an assessment from the municipal authority in Ipatinga, Brazil alleging $2.1 million in unpaid service taxes from the period 2015 to 2020. After calculating the interest and penalties accrued, the Company estimates that the current overall potential liability for this case to be approximately $3.5 million. On January 18, 2021, the Company filed a challenge to the assessment and a final administrative decision is still pending. Due to the multiple defenses that are available, the Company does not believe a loss is probable.
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
At September 30, 2023, there were approximately 17,220 pending asbestos personal injury actions filed against the Company.  Of those actions, approximately 16,600 were filed in the New York Supreme Court (New York County), approximately 120 were filed in other New York State Supreme Court Counties and approximately 500 were filed in courts located in other states.
The complaints in most of those actions generally follow a form that contains a standard damages demand of $20 million or $25 million, regardless of the individual plaintiff’s alleged medical condition, and without identifying any specific Company product.
As of September 30, 2023, approximately 16,550 of the actions filed in New York Supreme Court (New York County) were on the Deferred/Inactive Docket created by the court in December 2002 for all pending and future asbestos actions filed by persons who cannot demonstrate that they have a malignant condition or discernible physical impairment. The remaining approximate 50 cases in New York County are pending on the Active or In Extremis Docket created for plaintiffs who can demonstrate a malignant condition or physical impairment.
The Company has liability insurance coverage under various primary and excess policies that the Company believes will be available, if necessary, to substantially cover any liability that might ultimately be incurred in the asbestos actions referred to above. The costs and expenses of the asbestos actions are being paid by the Company's insurers.
In view of the persistence of asbestos litigation in the U.S., the Company expects to continue to receive additional claims in the future. The Company intends to continue its practice of vigorously defending these claims and cases. At September 30, 2023, the Company has obtained dismissal in approximately 28,400 cases by stipulation or summary judgment prior to trial.
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
Insurance reserves are recorded when it is probable that a liability has been incurred for a particular event and the amount of loss associated with the event can be reasonably estimated. Self-insurance reserves have been estimated based primarily upon actuarial calculations and reflect the undiscounted estimated liabilities for ultimate losses, including claims incurred but not reported. Inherent in these estimates are assumptions that are based on the Company's history of claims and losses, a detailed analysis of existing claims with respect to potential value, and current legal and legislative trends. If actual claims differ from those projected by management, changes (either increases or decreases) to insurance reserves may be required and would be recorded through income in the period the change was determined. When a recognized liability has been determined to be covered by third-party insurance, the Company records an insurance claim receivable to reflect the covered liability. Insurance claim receivables are included in Other receivables on the Company's Condensed Consolidated Balance Sheets. See Note 1, Summary of Significant Accounting Policies, to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, for additional information on Accrued Insurance and Loss Reserves.

13.  Reconciliation of Basic and Diluted Shares

	Three Months Ended		Nine Months Ended
	September 30		September 30
(In thousands, except per share amounts)	2023	2022	2023	2022
Income (loss) from continuing operations attributable to Enviri Corporation common stockholders	$(8,495)	$625	$(32,260)	$(113,408)
Weighted-average shares outstanding:
Weighted-average shares outstanding - basic	79,850	79,531	79,767	79,469
Dilutive effect of stock-based compensation	—	36	—	—
Weighted-average shares outstanding - diluted	79,850	79,567	79,767	79,469
Earnings (loss) from continuing operations per common share, attributable to Enviri Corporation common stockholders:
Basic	$(0.11)	$0.01	$(0.40)	$(1.43)
Diluted	$(0.11)	$0.01	$(0.40)	$(1.43)

The following average outstanding stock-based compensation units were not included in the computation of diluted earnings per share because the effect was either antidilutive or the market conditions for the performance share units were not met:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(In thousands)	2023	2022	2023	2022
Restricted stock units	969	—	997	763
Stock appreciation rights	2,380	2,062	2,427	2,304
Performance share units	1,341	1,052	1,382	1,135

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
The fair value of outstanding derivative contracts recorded as assets and liabilities on the Company's Condensed Consolidated Balance Sheets was as follows:

(In thousands)	Balance Sheet Location	Fair Value of Derivatives Designated as Hedging Instruments	Fair Value of Derivatives Not Designated as Hedging Instruments	Total Fair Value
September 30, 2023
Asset derivatives (Level 2):
Foreign currency exchange forward contracts	Other current assets	$483	$9,817	$10,300
Interest rate swaps	Other current assets	3,326	—	3,326
Interest rate swaps	Other assets	638	—	638
Total		$4,447	$9,817	$14,264

Liability derivatives (Level 2):
Foreign currency exchange forward contracts	Other current liabilities	$4	$754	$758
Total		$4	$754	$758
December 31, 2022
Asset derivatives (Level 2):
Foreign currency exchange forward contracts	Other current assets	$1,042	$2,154	$3,196
Total		$1,042	$2,154	$3,196
Liability derivatives (Level 2):
Foreign currency exchange forward contracts	Other current liabilities	$577	$4,796	$5,373
Total		$577	$4,796	$5,373

All of the Company's derivatives are recorded on the Condensed Consolidated Balance Sheets at gross amounts and do not offset. All of the Company's interest rate swaps and certain foreign currency exchange forward contracts are transacted under ISDA documentation. Each ISDA master agreement permits the net settlement of amounts owed in the event of default. The Company's derivative assets and liabilities subject to enforceable master netting arrangements, if offset, would have resulted in a net asset of $2.1 million and a net liability of $0.1 million at September 30, 2023 and December 31, 2022, respectively.

The effect of derivative instruments on the Company's Condensed Consolidated Statements of Comprehensive Income (Loss) was as follows:
Derivatives Designated as Hedging Instruments

	Gain (Loss) Recognized in OCI on Derivatives		Gain (Loss) Reclassified from AOCI into Income - Effective Portion or Equity
	Three Months Ended		Three Months Ended
	September 30		September 30
(In thousands)	2023	2022	2023	2022
Foreign currency exchange forward contracts	$373	$1,517	$(270)	$(1,101)
Interest rate swaps	2,390	—	(825)	1,073
	$2,763	$1,517	$(1,095)	$(28)

	Gain (Loss) Recognized in OCI on Derivatives		Gain (Loss) Reclassified from AOCI into Income - Effective Portion or Equity
	Nine Months Ended		Nine Months Ended
	September 30		September 30
(In thousands)	2023	2022	2023	2022
Foreign currency exchange forward contracts	$(748)	$3,483	$1,007	$(2,687)
Interest rate swaps	5,655	—	(1,690)	3,184
	$4,907	$3,483	$(683)	$497

The location and amount of gain (loss) recognized on the Company's Condensed Consolidated Statements of Operations was as follows:

	Three Months Ended
	September 30
	2023		2022
(In thousands)	Interest Expense	Income (Loss) from Discontinued Businesses	Interest Expense	Income (Loss) from Discontinued Businesses
Total amounts in the Condensed Consolidated Statement of Operations in which the effects of derivatives designated as hedging instruments are recorded	$(26,739)	$(3,317)	$(19,751)	$1,993
Interest rate swaps:
Gain or (loss) reclassified from AOCI into income	825	—	(1,073)	—
Amount recognized in earnings due to ineffectiveness	—	—	238	—
Foreign exchange contracts:
Gain or (loss) reclassified from AOCI into income	—	270	—	1,101

	Nine Months Ended
	September 30
	2023		2022
(In thousands)	Interest Expense	Income (Loss) from Discontinued Businesses	Interest Expense	Income (Loss) from Discontinued Businesses
Total amounts in the Condensed Consolidated Statement of Operations in which the effects of derivatives designated as hedging instruments are recorded	$(76,791)	$4,858	$(51,535)	$(35,225)
Interest rate swaps:
Gain or (loss) reclassified from AOCI into income	1,690	—	(3,184)	—
Amount recognized in earnings due to ineffectiveness	—	—	1,850	—
Foreign exchange contracts:
Gain or (loss) reclassified from AOCI into income	—	(1,007)	—	2,687

Derivatives Not Designated as Hedging Instruments

	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives (a)
		Three Months Ended		Nine Months Ended
		September 30		September 30
(In thousands)		2023	2022	2023	2022
Foreign currency exchange forward contracts	Cost of sales	$12,174	$18,764	$13,739	$40,836
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
The recognized gains and losses offset amounts recognized in cost of services and products sold principally as a result of intercompany or third-party foreign currency exposures. At September 30, 2023 and December 31, 2022, the notional amounts of foreign currency exchange forward contracts were $577.4 million and $573.8 million, respectively. These contracts are primarily denominated in British Pound Sterling and Euros and mature through 2025.
In addition to foreign currency exchange forward contracts, the Company designates certain loans as hedges of net investments in international subsidiaries. The Company recorded a pre-tax net loss of $0.3 million for the three months ended September 30, 2023 and a pre-tax net gain of $1.2 million for the nine months ended September 30, 2023 and pre-tax net losses of $1.0 million and $2.2 million for the three months and nine months ended September 30, 2022, respectively, in OCI.

Interest Rate Swaps
The Company uses interest rate swaps in conjunction with certain variable rate debt issuances in order to secure a fixed interest rate. Changes in the fair value attributed to the effect of the swaps’ interest spread and changes in the credit worthiness of the counter-parties are recorded in OCI and are reclassified into income as interest payments are made.

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

Fair Value of Other Financial Instruments
The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and short-term borrowings approximate fair value due to the short-term maturities of these assets and liabilities. At September 30, 2023 and December 31, 2022, the total fair value of long-term debt and current maturities (excluding deferred financing costs) was $1,355.4 million and $1,227.6 million, respectively, compared with a carrying value of $1,428.2 million and $1,364.2 million, respectively.  Fair values for debt are based on pricing models using market-based inputs (Level 2) for similar issues or on the current rates offered to the Company for debt of the same remaining maturities.

15. Review of Operations by Segment

	Three Months Ended		Nine Months Ended
	September 30		September 30
(In thousands)	2023	2022	2023	2022
Revenues From Continuing Operations
Harsco Environmental	$285,877	$264,717	$848,659	$804,367
Clean Earth	238,711	222,197	691,750	616,396
Total Revenues From Continuing Operations	$524,588	$486,914	$1,540,409	$1,420,763
Operating Income (Loss) From Continuing Operations
Harsco Environmental	$17,867	$22,117	$52,885	$63,931
Clean Earth	21,497	17,315	61,002	(95,650)
Corporate	(9,589)	(9,309)	(30,792)	(27,413)
Total Operating Income (Loss) From Continuing Operations	$29,775	$30,123	$83,095	$(59,132)
Depreciation
Harsco Environmental	$28,793	$26,772	$84,707	$82,311
Clean Earth	6,054	4,576	16,528	14,213
Corporate	550	544	1,658	1,435
Total Depreciation	$35,397	$31,892	$102,893	$97,959
Amortization
Harsco Environmental	$1,013	$1,619	$3,020	$5,161
Clean Earth	6,330	6,071	18,472	18,277
Corporate (a)	952	848	2,835	2,167
Total Amortization	$8,295	$8,538	$24,327	$25,605
Capital Expenditures
Harsco Environmental	$20,735	$31,688	$75,826	$80,063
Clean Earth	6,186	6,331	15,990	16,577
Corporate	89	1,373	299	3,511
Total Capital Expenditures	$27,010	$39,392	$92,115	$100,151
(a) Amortization expense on Corporate relates to the amortization of deferred financing costs.

Reconciliation of Segment Operating Income to Income (Loss) From Continuing Operations Before Income Taxes and Equity Income

	Three Months Ended		Nine Months Ended
	September 30		September 30
(In thousands)	2023	2022	2023	2022
Segment operating income (loss)	$39,364	$39,432	$113,887	$(31,719)
General Corporate expense	(9,589)	(9,309)	(30,792)	(27,413)
Operating income (loss) from continuing operations	29,775	30,123	83,095	(59,132)
Interest income	1,679	952	4,701	2,289
Interest expense	(26,739)	(19,751)	(76,791)	(51,535)
Facility fees and debt-related income (expense)	(2,806)	(2,511)	(7,899)	(894)
Defined benefit pension income (expense)	(5,436)	2,118	(16,178)	6,775
Income (loss) from continuing operations before income taxes and equity income	$(3,527)	$10,931	$(13,072)	$(102,497)

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

A summary of the Company's revenues by primary geographical markets as well as by key product and service groups is as follows:

	Three Months Ended
	September 30, 2023
(In thousands)	Harsco Environmental Segment	Clean Earth Segment	Consolidated Totals
Primary Geographical Markets (a):
North America	$78,528	$238,711	$317,239
Western Europe	109,473	—	109,473
Latin America (b)	44,351	—	44,351
Asia-Pacific	25,787	—	25,787
Middle East and Africa	22,673	—	22,673
Eastern Europe	5,065	—	5,065
Total Revenues	$285,877	$238,711	$524,588
Key Product and Service Groups:
Environmental services related to resource recovery for metals manufacturing and related logistical services	$234,274	$—	$234,274
Ecoproducts	43,841	—	43,841
Environmental systems for aluminum dross and scrap processing	7,762	—	7,762
Hazardous waste processing solutions	—	194,927	194,927
Soil and dredged materials processing and reuse solutions	—	43,784	43,784
Total Revenues	$285,877	$238,711	$524,588

	Three Months Ended
	September 30, 2022
(In thousands)	Harsco Environmental Segment	Clean Earth Segment	Consolidated Totals
Primary Geographical Markets (a):
North America	$75,229	$222,197	$297,426
Western Europe	92,757	—	92,757
Latin America (b)	40,574	—	40,574
Asia-Pacific	31,402	—	31,402
Middle East and Africa	20,195	—	20,195
Eastern Europe	4,560	—	4,560

	Three Months Ended
	September 30, 2022
(In thousands)	Harsco Environmental Segment	Clean Earth Segment	Consolidated Totals
Total Revenues	$264,717	$222,197	$486,914
Key Product and Service Groups:
Environmental services related to resource recovery for metals manufacturing and related logistical services	$220,578	$—	$220,578
Ecoproducts	40,274	—	40,274
Environmental systems for aluminum dross and scrap processing	3,865	—	3,865
Hazardous waste processing solutions	—	182,558	182,558
Soil and dredged materials processing and reuse solutions	—	39,639	39,639
Total Revenues	$264,717	$222,197	$486,914

	Nine Months Ended
	September 30, 2023
(In thousands)	Harsco Environmental Segment	Clean Earth Segment	Consolidated Totals
Primary Geographical Markets (a):
North America	$238,617	$691,750	$930,367
Western Europe	318,177	—	318,177
Latin America (b)	127,486	—	127,486
Asia-Pacific	87,087	—	87,087
Middle East and Africa	62,195	—	62,195
Eastern Europe	15,097	—	15,097
Total Revenues	$848,659	$691,750	$1,540,409
Key Product and Service Groups:
Environmental services related to resource recovery for metals manufacturing and related logistical services	$706,273	$—	$706,273
Ecoproducts	122,747	—	122,747
Environmental systems for aluminum dross and scrap processing	19,639	—	19,639
Hazardous waste processing solutions	—	578,545	578,545
Soil and dredged materials processing and reuse solutions	—	113,205	113,205
Total Revenues	$848,659	$691,750	$1,540,409

	Nine Months Ended
	September 30, 2022
(In thousands)	Harsco Environmental Segment	Clean Earth Segment	Consolidated Totals
Primary Geographical Markets (a):
North America	$227,017	$616,396	$843,413
Western Europe	294,427	—	294,427
Latin America (b)	115,581	—	115,581
Asia-Pacific	91,420	—	91,420
Middle East and Africa	60,843	—	60,843
Eastern Europe	15,079	—	15,079
Total Revenues	$804,367	$616,396	$1,420,763

Key Product and Service Groups:
Environmental services related to resource recovery for metals manufacturing and related logistical services	$684,432	$—	$684,432
Ecoproducts	110,322	—	110,322
Environmental systems for aluminum dross and scrap processing	9,613	—	9,613
Hazardous waste processing solutions	—	512,382	512,382

	Nine Months Ended
	September 30, 2022
(In thousands)	Harsco Environmental Segment	Clean Earth Segment	Consolidated Totals
Soil and dredged materials processing and reuse solutions	—	104,014	104,014
Total Revenues	$804,367	$616,396	$1,420,763
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

The Company had contract assets totaling $7.4 million and $5.3 million at September 30, 2023 and December 31, 2022, respectively. The Company had advances on contracts totaling $4.4 million and $6.8 million at September 30, 2023 and December 31, 2022, respectively. During the three and nine months ended September 30, 2023, the Company recognized $1.0 million and $6.5 million, respectively, of revenue related to amounts previously included in advances on contracts. During the three and nine months ended September 30, 2022, the Company recognized $4.0 million and $14.0 million, respectively, of revenue related to amounts previously included in advances on contracts.

At September 30, 2023, HE had remaining, fixed, unsatisfied performance obligations where the expected contract duration exceeds one year totaling $61.0 million. Of this amount, $20.4 million is expected to be fulfilled by September 30, 2024, $20.2 million by September 30, 2025, $8.6 million by September 30, 2026, $5.5 million by September 30, 2027 and the remainder thereafter. These amounts exclude any variable fees, fixed fees subject to indexation and any performance obligations expected to be satisfied within one year.

17.   Other (Income) Expenses, Net

The major components of this Condensed Consolidated Statements of Operations caption were as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(In thousands)	2023	2022	2023	2022
Employee termination benefit costs	$1,217	$1,412	$1,871	$1,707
Other costs (income) for exit activities (a)	125	239	(8,435)	1,299
Impaired asset write-downs	88	4	88	359
Net gains	(20)	(1,077)	(250)	(2,981)
Other	—	(929)	(238)	131
Other (income) expenses, net	$1,410	$(351)	$(6,964)	$515
(a) The nine months ended September 30, 2023 includes a $9.8 million net gain recognized related to a lease modification that resulted in lease incentive for the Company to relocate an HE site prior to the end of the expected lease term.

18. Components of Accumulated Other Comprehensive Loss
AOCI is included on the Condensed Consolidated Statements of Stockholders' Equity. The components of AOCI, net of the effect of income taxes, and activity for the nine months ended September 30, 2022 and 2023 were as follows:

	Components of AOCI, Net of Tax
(In thousands)	Cumulative Foreign Exchange Translation Adjustments		Effective Portion of Derivatives Designated as Hedging Instruments		Cumulative Unrecognized Actuarial Losses on Pension Obligations		Unrealized Gain (Loss) on Marketable Securities	Total
Balance at December 31, 2021	$(134,889)		$(3,024)		$(422,248)		$22	$(560,139)
OCI before reclassifications	(116,407)	(a)	2,971	(b)	57,768	(a)	(20)	(55,688)
Amounts reclassified from AOCI, net of tax	—		32		12,923		—	12,955
Total OCI	(116,407)		3,003		70,691		(20)	(42,733)
Less: OCI attributable to noncontrolling interests	6,108		—		—		—	6,108
OCI attributable to Enviri Corporation	(110,299)		3,003		70,691		(20)	(36,625)
Balance at September 30, 2022	$(245,188)		$(21)		$(351,557)		$2	$(596,764)

	Components of AOCI, Net of Tax
(In thousands)	Cumulative Foreign Exchange Translation Adjustments		Effective Portion of Derivatives Designated as Hedging Instruments		Cumulative Unrecognized Actuarial Losses on Pension Obligations		Unrealized Gain (Loss) on Marketable Securities	Total
Balance at December 31, 2022	$(213,104)		$157		$(354,699)		$10	$(567,636)
OCI before reclassifications	1,902	(a)	3,671	(b)	(3,430)	(a)	2	2,145
Amounts reclassified from AOCI, net of tax	—		(547)		13,648		—	13,101
Total OCI	1,902		3,124		10,218		2	15,246
Less: OCI attributable to noncontrolling interests	2,056		—		—		—	2,056
OCI attributable to Enviri Corporation	3,958		3,124		10,218		2	17,302
Balance at September 30, 2023	$(209,146)		$3,281		$(344,481)		$12	$(550,334)
(a)    Principally foreign currency fluctuation.
(b)     Net change from periodic revaluations.

Amounts reclassified from AOCI were as follows:

(In thousands)	Three Months Ended		Nine Months Ended		Location on the Condensed Consolidated Statements of Operations
	September 30		September 30
	2023	2022	2023	2022
Amortization of cash flow hedging instruments:
Foreign currency exchange forward contracts	$(270)	$(1,101)	$1,007	$(2,687)	Income (loss) from discontinued businesses
Interest rate swaps	(825)	1,073	(1,690)	3,184	Interest expense
Total before taxes	(1,095)	(28)	(683)	497
Income taxes	229	(108)	136	(465)
Total reclassification of cash flow hedging instruments, net of tax	$(866)	$(136)	$(547)	$32

Amortization of defined benefit pension items (c):
Actuarial losses	$4,782	$4,298	$14,181	$13,521	Defined benefit pension income (expense)
Prior service costs	115	107	344	340	Defined benefit pension income (expense)
Total before taxes	4,897	4,405	14,525	13,861
Income taxes	(292)	(313)	(877)	(938)
Total reclassification of defined benefit pension items, net of tax	$4,605	$4,092	$13,648	$12,923
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
Forward-Looking Statements
The nature of the Company's business, together with the number of countries in which it operates, subject it to changing economic, competitive, regulatory and technological conditions, risks and uncertainties. In accordance with the "safe harbor" provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"), the Company provides the following cautionary remarks regarding important factors that, among others, could cause future results to differ materially from the results contemplated by forward-looking statements, including the expectations and assumptions expressed or implied herein. Forward-looking statements contained herein could include, among other things, statements about management's confidence in and strategies for performance; expectations for new and existing products, technologies and opportunities and expectations regarding growth, sales, cash flows, and earnings. Forward-looking statements can be identified by the use of such terms as "may," "could," "expect," "anticipate," "intend," "believe," "likely," "estimate," "outlook," "plan" or other comparable terms.
Factors that could cause actual results to differ, perhaps materially, from those implied by forward-looking statements include, but are not limited to: (1) changes in the worldwide business environment in which the Company operates, including changes in general economic conditions or health conditions; (2) changes in currency exchange rates, interest rates, commodity and fuel costs and capital costs; (3) changes in the performance of equity and bond markets that could affect, among other things, the valuation of the assets in the Company's pension plans and the accounting for pension assets, liabilities and expenses; (4) changes in governmental laws and regulations, including environmental, occupational health and safety, tax and import tariff standards and amounts; (5) market and competitive changes, including pricing pressures, market demand and acceptance for new products, services and technologies; (6) the Company's inability or failure to protect its intellectual property rights from infringement in one or more of the many countries in which the Company operates; (7) failure to effectively prevent, detect or recover from breaches in the Company's cybersecurity infrastructure; (8) unforeseen business disruptions in one or more of the many countries in which the Company operates due to political instability, civil disobedience, armed hostilities, public health issues or other calamities; (9) disruptions associated with labor disputes and increased operating costs associated with union organization; (10) the seasonal nature of the Company's business; (11) the Company's ability to successfully enter into new contracts and complete new acquisitions or strategic ventures in the time-frame contemplated, or at all; (12) the Company's ability to negotiate, complete, and integrate strategic transactions; (13) failure to complete a process for the divestiture of the Rail segment, on satisfactory terms, or at all; (14) potential severe volatility in the capital or commodity markets; (15) failure to retain key management and employees; (16) the outcome of any disputes with customers, contractors and subcontractors; (17) the financial condition of the Company's customers, including the ability of customers (especially those that may be highly leveraged and/or that have inadequate liquidity) to maintain their credit availability; (18) implementation of environmental remediation matters; (19) risk and uncertainty associated with intangible assets; (20) the risk that the Company may be unable to implement fully and successfully the expected incremental actions at the Clean Earth Segment due to market conditions or otherwise and may fail to deliver the expected resulting benefits; and (21) other risk factors listed from time to time in the Company's SEC reports. A further discussion of these, along with other potential risk factors, can be found in Part II, Item 1A, "Risk Factors," below, as well as in Part I, Item 1A, "Risk Factors," of the Company's Annual Report on Form 10-K for the year ended December 31, 2022. The Company cautions that these factors may not be exhaustive and that many of these factors are beyond the Company's ability to control or predict. Accordingly, forward-looking statements should not be relied upon as a prediction of actual results. The Company undertakes no duty to update forward-looking statements except as may be required by law.

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

The Company maintains a positive long-term outlook across its businesses supported by favorable underlying growth characteristics in its businesses and investments by the Company to further supplement growth. The Company's view for 2023 and beyond is supported by the below factors, which should be considered in the context of other risks, trends and strategies in the Company's Annual Report on Form 10-K for the year ended December 31, 2022.

•HE: 2023 operating results are expected to be above 2022 results as positive impacts from higher service pricing, net of inflation, cost and operational improvement initiatives and higher environmental services and products demand at certain sites, including those linked to growth investments, are expected to be offset by the impacts of foreign exchange translation and lower commodity prices related to certain service contracts. The global steel market has experienced a period of volatility in recent quarters due to the Russia-Ukraine conflict and the resulting energy crisis in Europe, as well as inventory management through the steel industry supply-chain and a change to the economic conditions due to rising interest rates. Underlying business conditions appear to have stabilized in 2023 and these external factors are not anticipated to have a material impact on performance in 2023. Over the longer-term, the Company expects HE to grow as a result of economic growth that supports higher global steel consumption, as well as investments and innovation that support the environmental solutions needs of customers.

•CE: 2023 operating results are anticipated to improve meaningfully compared to 2022, as a result of higher services pricing, net of inflation, cost and operational improvements and an increase in environmental services demand across certain end-markets. These benefits include pricing and operating cost initiatives implemented during 2022, along with additional improvements initiated in 2023. Longer-term, the Company expects this segment to benefit from positive underlying market trends, supported by increased environmental regulation, further growth opportunities, lower capital requirements and its attractive asset position, as well as from the less cyclical and more recurring nature of this business.

Results of Operations

Segment Results

	Three Months Ended		Nine Months Ended
	September 30		September 30
(In millions, except percentages)	2023	2022	2023	2022
Revenues:
Harsco Environmental	$285.9	$264.7	$848.7	$804.4
Clean Earth	238.7	222.2	691.8	616.4
Total Revenues	$524.6	$486.9	$1,540.4	$1,420.8
Operating income (loss):
Harsco Environmental	$17.9	$22.1	$52.9	$63.9
Clean Earth	21.5	17.3	61.0	(95.7)
Corporate	(9.6)	(9.3)	(30.8)	(27.4)
Total operating income (loss)	$29.8	$30.1	$83.1	$(59.2)
Operating margin:
Harsco Environmental	6.2%	8.4%	6.2%	7.9%
Clean Earth	9.0%	7.8%	8.8%	(15.5)%
Consolidated operating margin	5.7%	6.2%	5.4%	(4.2)%

Harsco Environmental Segment:

Significant Effects on Revenues (In millions)	Three Months Ended	Nine Months Ended
Revenues — September 30, 2022	$264.7	$804.4
Net effects of price/volume changes, primarily attributable to volume changes and service mix	12.5	48.8
Impact of foreign currency translation	5.0	(12.2)
Net impact of new and lost contracts	3.7	7.4
Other	—	0.3
Revenues — September 30, 2023	$285.9	$848.7
The following factors contributed to the changes in operating income during the three and nine months ended September 30, 2023.

Factors Positively Affecting Operating Income:
•A net gain of $9.8 million was recognized during the nine months ended September 30, 2023 related to a lease modification that resulted in a lease incentive for a site relocation in the U.S.
•Decreased fuel costs due to lower oil prices in 2023 positively impacted operating income by $2.4 million and $3.1 million for the three and nine months ended September 30, 2023, respectively.
•Operating income was moderately impacted by increased revenue under environmental services contracts due, in part, to higher overall service levels at certain sites for the three and nine months ended September 30, 2023.
•Higher core service revenues from the Altek Group also positively impacted operating income by $2.1 million and $4.6 million during the three and nine months ended September 30, 2023, respectively.

Factors Negatively Impacting Operating Income:
•An impairment charge of $14.1 million was recorded during the nine months ended September 30, 2023 related to abandoned equipment at an HE site in China.
•An accounts receivable provision of $5.3 million was recorded during the three months ended September 30, 2023 related to a customer in the Middle East who has idled operations.
•Operating income was unfavorably impacted by certain ecoproducts by $2.4 million due to lower commodity pricing at certain sites and higher raw material costs during the nine months ended September 30, 2023.
•Employee termination benefit costs of $1.2 million were incurred during the three months ended September 30, 2023.
•Higher selling, general and administrative expenses ("SG&A") of $1.3 million and $2.1 million during the three and nine months ended September 30, 2023, respectively, primarily related to higher compensation expense and professional fees. These amounts exclude the accounts receivable provision of $5.3 million.

•The impact of cost increases related to labor and maintenance due to inflation at various sites for the three months and nine months ended September 30, 2023.

Clean Earth Segment:

	September 30, 2023
Significant Effects on Revenues (In millions)	Three Months Ended	Nine Months Ended
Revenues — September 30, 2022	$222.2	$616.4
Net effects of price/volume changes, principally price	16.5	69.4
Impact of pricing settlement	—	6.0
Revenues — September 30, 2023	$238.7	$691.8

The following factors contributed to the changes in operating income (loss) during the three and nine months ended September 30, 2023.

Factors Positively Affecting Operating Income:
•Favorable changes of $7.9 million and $46.9 million during the three months and nine months ended September 30, 2023, respectively, related to pricing and mix in the hazardous waste business and operational cost reduction initiatives, partially offset by increased labor, disposal and transportation costs, .
•Operating income was positively impacted by $6.0 million during the nine months ended September 30, 2023 due to the settlement of a pricing dispute over services performed in prior periods in the hazardous waste business.
•Favorable changes of $7.4 million and $12.2 million during the three and nine months ended September 30, 2023, respectively, related to pricing and mix in the soil and dredged materials business at certain sites, partially offset by cost increases, primarily in labor and disposal.
•A goodwill impairment charge of $104.6 million was recorded during the nine months ended September 30, 2022.

Factors Negatively Impacting Operating Income:
•Higher SG&A of $10.9 million and $17.2 million during the three and nine months ended September 30, 2023, respectively, primarily related to higher incentive compensation expense and professional fees, as well as a legal settlement.

Consolidated Results

	September 30
	Three Months Ended		Nine Months Ended
(In millions, except per share amounts and percentages)	2023	2022	2023	2022
Revenues	$524.6	$486.9	$1,540.4	$1,420.8
Cost of sales	408.7	392.8	1,216.1	1,173.0
Selling, general and administrative expenses	84.4	64.1	233.2	201.2
Research and development expenses	0.3	0.2	0.9	0.5
Goodwill impairment charge	—	—	—	104.6
Property, plant and equipment impairment charge	—	—	14.1	—
Other expense (income), net	1.4	(0.4)	(7.0)	0.5
Operating income (loss) from continuing operations	29.8	30.1	83.1	(59.1)
Interest income	1.7	1.0	4.7	2.3
Interest expense	(26.7)	(19.8)	(76.8)	(51.5)
Facility fees and debt-related income (expense)	(2.8)	(2.5)	(7.9)	(0.9)
Defined benefit pension income (expense)	(5.4)	2.1	(16.2)	6.8
Income (loss) from continuing operations before income taxes and equity income	(3.5)	10.9	(13.1)	(102.5)
Income tax benefit (expense) from continuing operations	(4.1)	(9.4)	(21.4)	(7.5)
Equity income (loss) of unconsolidated entities, net	(0.2)	(0.1)	(0.6)	(0.4)
Income (loss) from continuing operations	(7.8)	1.4	(35.0)	(110.4)
Income (loss) from discontinued businesses	(3.3)	2.0	4.9	(35.2)
Income tax benefit (expense) related to discontinued operations	1.0	(0.5)	(4.4)	5.3
Income (loss) from discontinued operations, net of tax	(2.3)	1.5	0.5	(29.9)
Net income (loss)	(10.1)	2.9	(34.5)	(140.3)
Total other comprehensive income (loss)	(6.3)	(25.6)	15.2	(42.7)
Total comprehensive income (loss)	(16.4)	(22.7)	(19.3)	(183.0)
Diluted earnings (loss) per common share from continuing operations attributable to Enviri Corporation common stockholders	$(0.11)	$0.01	$(0.40)	$(1.43)
Effective income tax rate for continuing operations	(116.5)%	85.8%	(163.3)%	(7.3)%

Comparative Analysis of Consolidated Results

Revenues
Revenues for the three months ended September 30, 2023 increased by $37.7 million, or 7.7%, from the three months ended September 30, 2022. Revenues for the nine months ended September 30, 2023 increased by $119.6 million, or 8.4%, from the nine months ended September 30, 2022. Foreign currency translation increased revenues by $5.0 million for the three months ended September 30, 2023 and decreased revenues by $12.2 million for the nine months ended September 30, 2023, compared with the same periods in the prior year. Refer to the discussion of segment results above for information pertaining to factors positively affecting and negatively impacting revenues.

Cost of Sales
Cost of sales for the three months ended September 30, 2023 increased $15.9 million, or 4.1%, from the three months ended September 30, 2022. Costs of sales for the nine months ended September 30, 2023 increased $43.0 million, or 3.7%, from the nine months ended September 30, 2022. The changes in cost of sales were attributable to the following significant items:

	Three Months	Nine Months
(In millions)	Ended	Ended
Change in costs due to changes in volume	$17.3	$56.0
Changes in costs due to change in prices, including materials, labor, fuel, transportation and maintenance and services mix, net of cost reduction initiatives	(5.1)	4.0
Impact of foreign currency translation	4.3	(9.9)
Other	(0.6)	(7.1)
Total change in cost of services and products sold — 2023 vs. 2022	$15.9	$43.0

Selling, General and Administrative Expenses
SG&A for the three months ended September 30, 2023 increased $20.2 million, or 31.6%, from the three months ended September 30, 2022. SG&A for the nine months ended September 30, 2023 increased $31.9 million, or 15.9%, from the nine months ended September 30, 2022. The increase in the three months and nine months ended September 30, 2023 is due principally to higher compensation costs of $9.0 million and $19.3 million, respectively, mainly from incentive compensation costs primarily contributed by Corporate and CE, as well as the $5.3 million accounts receivable provision recorded in HE.

See Note 5, Accounts Receivable and Note Receivable in Part I, Financial Statements for further discussion regarding the HE accounts receivable provision.

Goodwill Impairment Charge
During the nine months ended September 30, 2022, the Company recorded a goodwill impairment charge of $104.6 million in the CE segment. See Note 8, Goodwill and Other Intangible Assets, in Part I, Item 1, Financial Statements for further discussion regarding the goodwill impairment charge.

Property, Plant and Equipment Impairment Charge
During the nine months ended September 30, 2023, the Company recorded an impairment charge of $14.1 million in the HE segment. See Note 6, Property, Plant and Equipment in Part I, Financial Statements for further discussion regarding the impairment.

Other (Income) Expenses, Net
The major components of this Condensed Consolidated Statements of Operations caption are as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(In thousands)	2023	2022	2023	2022
Employee termination benefit costs	$1,217	$1,412	$1,871	$1,707
Other (income) costs for exit activities (a)	125	239	(8,435)	1,299
Impaired asset write-downs	88	4	88	359
Net gains	(20)	(1,077)	(250)	(2,981)
Other	—	(929)	(238)	131
Other (income) expenses, net	$1,410	$(351)	$(6,964)	$515
(a) Includes $9.8 million net gain related to a lease modification that resulted in a lease incentive to the Company during the nine months ended September 30, 2023 as discussed above in the HE Segment results.

Interest Expense
Interest expense during the three months ended September 30, 2023 increased $7.0 million, compared with the three months ended September 30, 2022. Interest expense during the nine months ended September 30, 2023 increased by $25.3 million, compared with the nine months ended September 30, 2022. The increase during the three and nine months ended September 30, 2023 primarily relates to higher weighted average interest rates, as well as an increase in borrowings, related to the Company's Senior Secured Credit Facilities, when compared to the prior year.

Facility Fees and Debt-Related Income (Expense)
During the three and nine months ended September 30, 2023, the Company recognized expense of $2.8 million and $7.9 million, respectively, which included fees primarily related to the Company's AR Facility. See Note 9, Debt and Credit Agreements, in Part I, Item 1, Financial Statements.

During the three and nine months ended September 30, 2022, the Company recognized expense of $2.5 million and $0.9 million, respectively, which included fees related to amending its Senior Secured Credit Facilities and fees related to the Company's AR Facility. These fees were partially offset by a $2.3 million gain on the repurchase of $25.0 million in Senior Notes during the nine months ended September 30, 2022.

Defined Benefit Pension Income (Expense)
Defined benefit pension expense for the three and nine months ended September 30, 2023 was $5.4 million and $16.2 million, respectively, compared with defined benefit pension income of $2.1 million and $6.8 million for the three and nine months ended September 30, 2022, respectively. This change is primarily related to the impact of higher discount rates applied to the Company's 2023 plan obligations and a lower return on plan assets in the current year due to lower plan asset values at December 31, 2022.

Income Tax Benefit (Expense)
Income tax expense from continuing operations for the three and nine months ended September 30, 2023 was $4.1 million and $21.4 million, respectively, compared with $9.4 million and $7.5 million the three and nine months ended September 30, 2022, respectively. The decrease in the income tax expense for the three months ended September 30, 2023, compared with the three months ended September 30, 2022, is due to reduced taxable income as a result of higher interest expense on the Company's Senior Secured Credit Facilities and increased pension expense, as well as a change in geographical mix of income. The increase in the income tax expense for the nine months ended September 30, 2023, compared with the nine months ended September 30, 2022, is the result of higher earnings in CE, the gain on the relocation of an HE site, the increased disallowed interest expense in the U.S. resulting from higher interest expense on the Company's Senior Secured Credit Facilities, a valuation allowance for a deferred tax asset in a certain foreign entity of $3.7 million, as well as the tax benefit on a portion of the CE goodwill impairment in 2022 not recurring in 2023.

Income (Loss) from Continuing Operations
Loss from continuing operations was $7.8 million and $35.0 million for the three and nine months ended September 30, 2023, respectively. Income (loss) from continuing operations was $1.4 million and $(110.4) million for the three and nine months ended September 30, 2022, respectively. The primary drivers for these changes are noted above.

Income (Loss) from Discontinued Operations
The operating results of Rail and costs directly attributable to the sale of the business have been reflected as discontinued operations in the Company's Condensed Consolidated Statement of Operations for all periods presented. In addition, this caption includes costs directly attributable to retained contingent liabilities of other previously disposed businesses. The decrease in income during the three months ended September 30, 2023 is primarily due to a forward estimated loss provision of $2.4 million for the long-term contract with Deutsche Bahn, in addition to a decrease in revenue from parts sales and higher SG&A, offset by higher revenue from contract services, when compared to the prior year. The increase in income during the nine months ended September 30, 2023 was related primarily to the recognition of a net favorable estimated forward loss provision of $6.7 million related to long-term contracts with Network Rail, Deutsche Bahn and SBB recorded during the nine months ended September 30, 2023, compared to an unfavorable forward estimated loss provision of $35.8 million during the nine months ended September 30, 2022 for these contracts, in addition to higher revenues from contract services, partially offset by higher SG&A and manufacturing costs, when compared to the prior year. It is possible that the Company's overall estimate of liquidated damages, penalties and costs to complete these and other contracts may increase, which would result in an additional estimated forward loss provision at such time. See Note 3, Discontinued Operations, in Part I, Item 1, Financial Statements.

Total Other Comprehensive Income (Loss)
Total other comprehensive income (loss) was $(6.3) million and $15.2 million for the three and nine months ended September 30, 2023, respectively, compared with total other comprehensive losses of $25.6 million and $42.7 million for the three and nine months ended September 30, 2022, respectively. The primary driver of this change is the fluctuation of the U.S. dollar against certain currencies inclusive of the impact of foreign currency translation of cumulative unrecognized actuarial losses on the Company's pension obligations.

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

The Company’s cash flows from operating, investing and financing activities, as reflected on the Condensed Consolidated Statements of Cash Flows, are summarized in the following table:

	Nine Months Ended
	September 30
(In millions)	2023	2022
Net cash provided (used) by:
Operating activities	$46.2	$131.2
Investing activities	(78.3)	(73.7)
Financing activities	49.9	(50.8)
Effect of exchange rate changes on cash and cash equivalents, including restricted cash	(4.2)	(8.8)
Net change in cash and cash equivalents, including restricted cash	$13.6	$(2.1)
Net cash provided by operating activities — Net cash provided by operating activities in the first nine months of 2023 was $46.2 million, a decrease in cash flows of $85.0 million from the first nine months of 2022 primarily related to the sale of $145.0 million of the Company's accounts receivable through its AR Facility during the nine months ended September 30, 2022. This decrease is partially offset by higher year-to-date September 30, 2023 cash net income, when compared to the prior year, due to improved business performance, in addition to favorable net working capital changes, primarily from the timing of payments from accrued compensation, changes in retirement plan liabilities and the timing of accounts receivable collections, excluding the AR Facility, partially offset by the utilization of customer advances on contracts in Rail and the timing of accounts payable.

Net cash used by investing activities — Net cash used by investing activities in the first nine months of 2023 was $78.3 million, an increase of $4.6 million from the cash used during the first nine months of 2022 primarily due to lower net proceeds received from the settlement of foreign currency forward exchange contracts and lower proceeds received from the sale of assets during 2023 when compared to the prior year. These decreases are partially offset by higher proceeds received from the Company's note receivable and lower purchases in property, plant and equipment, primarily in HE during 2023.

Net cash (used) provided by financing activities — Net cash provided by financing activities in the first nine months of 2023 was $49.9 million, compared to net cash used by financing activities of $50.8 million the first nine months of 2022. The change was primarily due to increased net borrowings of $49.7 million in the first nine months of 2023, compared to net repayments of $39.1 million during the nine months ended September 30, 2022, due principally to the changes in net cash provided by operating activities noted above.

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

Summary of Senior Secured Credit Facilities and Notes: (In millions)	September 30 2023	December 31 2022
By type:
New Term Loan	$488.8	$492.5
Revolving Credit Facility	426.0	370.0
5.75% Senior Notes	475.0	475.0
Total	$1,389.8	$1,337.5
By classification:
Current	$5.0	$5.0
Long-term	1,384.8	1,332.5
Total	$1,389.8	$1,337.5

	September 30, 2023
(In millions)	Facility Limit	Outstanding Balance	Outstanding Letters of Credit	Available Credit
Revolving credit facility (a U.S.-based program)	$700.0	$426.0	$29.5	$244.5

Debt Covenants
The Senior Secured Credit Facilities contain a consolidated net debt to Consolidated Adjusted EBITDA ratio covenant, which is not to exceed 5.50x for the quarter ended September 30, 2023 and through and including the quarter ending December 31, 2023 and then decreasing quarterly until reaching 4.00x on December 31, 2024. The total net leverage ratio covenant applicable to the third quarter of 2024 and earlier is subject to a 0.50x decrease upon the divestiture of Rail. The Company's required coverage of consolidated interest charges is set at a minimum of 2.75x through the end of 2024 (subject to an increase to 3.00x upon closing of the divestiture of Rail).

At September 30, 2023, the Company was in compliance with these covenants, as the total net debt to Consolidated Adjusted EBITDA ratio was 4.52x and total interest coverage ratio was 2.90x. Based on balances and covenants in effect at September 30, 2023, the Company could increase net debt by $293.3 million and remain in compliance with these debt covenants. Alternatively, Consolidated Adjusted EBITDA could decrease by $15.8 million or interest expense could increase by $5.8 million and the Company would remain in compliance with these covenants at September 30, 2023. The Company believes it will continue to maintain compliance with these covenants based on its current outlook.  However, the Company’s estimates of compliance with these covenants could change in the future with a continued deterioration in economic conditions, higher than forecasted interest rate increases, the timing of working capital, including the collection of receivables, or an inability to successfully execute its plans by quarter to realize increased pricing and to implement cost reduction initiatives that substantially mitigate the impacts of inflation and other factors adversely impacting its realized operating margins.

AR Facility
The Company maintains a revolving trade receivables securitization facility to accelerate cash flows from trade accounts receivable. Under the AR Facility, the Company and its designated subsidiaries continuously sell their trade receivables as they are originated to the wholly-owned bankruptcy-remote SPE. The SPE transfers ownership and control of qualifying receivables to PNC up to a maximum purchase commitment of $150.0 million. During the nine months ended September 30, 2023, the Company received proceeds of $5.0 million related to the AR Facility.

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

At September 30, 2023, the Company's consolidated cash and cash equivalents included $91.8 million held by non-U.S. subsidiaries and approximately 19.1% of the Company's consolidated cash and cash equivalents had regulatory restrictions that would preclude the transfer of funds with and among subsidiaries. Non-U.S. subsidiaries also held $21.6 million of cash and cash equivalents in consolidated strategic ventures. The strategic venture agreements may require strategic venture partner approval to transfer funds with and among subsidiaries. While the Company's remaining non-U.S. cash and cash equivalents can be transferred with and among subsidiaries, the majority of these non-U.S. cash balances will be used to support the ongoing working capital needs and continued growth of the Company's non-U.S. operations.

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

ITEM 4.        CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of September 30, 2023, an evaluation was performed, under the supervision and with the participation of the Company’s management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a – 15 under the Securities and Exchange Act of 1934, as amended. Based upon that evaluation, such officers concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities and Exchange Act of 1934, as amended (1) is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and (2) is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

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

PART II — OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS
Information on legal proceedings is included in Note 12, Commitments and Contingencies, in Part I, Item 1, Financial Statements.

ITEM 1A.     RISK FACTORS
The Company's risk factors as of September 30, 2023 have not changed materially from those described in Part 1, Item 1A, "Risk Factors" of the Company's Annual Report on Form 10-K for the year ended December 31, 2022.

ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 5.        OTHER INFORMATION
During the three months ended September 30, 2023, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted, modified, or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement for the purchase or sale of securities of the Company, within the meaning of Item 408 of Regulation S-K.

ITEM 6.        EXHIBITS

The following exhibits are included as part of this report by reference:

Exhibit Number	Description
10.1	Agreement and General Release, dated July 11, 2023 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated July 11, 2023. Commission File Number 001-03970).
10.2	Settlement Agreement, dated July 11, 2023 (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated July 11, 2023. Commission File Number 001-03970).
31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chairman, President and Chief Executive Officer).
31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).
32	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chairman, President and Chief Executive Officer and Chief Financial Officer).
101.Def	Definition Linkbase Document
101.Pre	Presentation Linkbase Document
101.Lab	Labels Linkbase Document
101.Cal	Calculation Linkbase Document
101.Sch	Schema Document
101.Ins	Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENVIRI CORPORATION
(Registrant)

DATE	November 2, 2023	/s/ TOM VADAKETH
Tom Vadaketh
Senior Vice President and Chief Financial Officer
(On behalf of the registrant and as Principal Financial Officer)

DATE	November 2, 2023	/s/ SAMUEL C. FENICE
Samuel C. Fenice
Vice President and Corporate Controller
(Principal Accounting Officer)