Form 10-K
period 2023-12-31
ENVIRI Corp
filed 2024-02-29
CIK 45876

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
The aggregate market value of the Company's voting stock held by non-affiliates of the Company as of June 30, 2023 was $763,077,089.
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

Class	Outstanding at February 16, 2024
Common stock, par value $1.25 per share	79,834,835
DOCUMENTS INCORPORATED BY REFERENCE
Selected portions of the 2024 Proxy Statement are incorporated by reference into Part III of this Report.

ENVIRI CORPORATION
FORM 10-K

Glossary of Terms

Unless the context requires otherwise, "Enviri," the "Company," "we," "our," or "us" refers to Enviri Corporation on a consolidated basis. Effective June 5, 2023, the Company's corporate name was changed from Harsco Corporation to Enviri Corporation. The Company may use other terms in this Annual Report on Form 10-K, including the Consolidated Financial Statements and Notes, which are defined below:

Term	Description
AOCI	Accumulated Other Comprehensive Income (Loss)
AR Facility	Revolving trade receivables securitization facility
Board	The Board of Directors of Enviri Corporation
CE	Clean Earth reportable business segment
CERCLA	Comprehensive Environmental Response, Compensation, and Liability Act of 1980
Clean Earth	CEHI Acquisition Corporation and Subsidiaries
Consolidated Adjusted EBITDA	EBITDA as calculated in accordance with the Company's Credit Agreement
Credit Agreement	Credit Agreement governing the Senior Secured Credit Facilities
DEA	U.S. Drug Enforcement Administration
Deutsche Bahn	National railway company in Germany
DTSC	California Department of Toxic Substances Control
EBITDA	Earnings before interest, tax, depreciation and amortization
ESOL	Stericycle Environmental Solutions business
EPA	U.S. Environmental Protection Agency
FASB	Financial Accounting Standards Board
HE	Harsco Environmental reportable business segment
ICMS	Type of value-added tax in Brazil
IKG	The former Harsco Industrial IKG business
ISDA	International Swaps and Derivatives Association
LIBOR	London Interbank Offered Rates
MEPP	Multiemployer pension plan
New Term Loan	$500 million term loan raised in March 2021 under the Senior Secured Credit Facilities, maturing on March 10, 2028
Net Debt	Total debt minus cash and cash equivalents (up to a maximum of $100 million) as defined in the Company's Credit Agreement
Network Rail	Infrastructure manager for most of the railway in the U.K.
NPPC	Net periodic pension cost (income)
OCI	Other Comprehensive Income (Loss)
PA DEP	Pennsylvania Department of Environmental Protection
Rail	The former Harsco Rail reportable business segment
RCRA	Resource Conservation and Recovery Act
Revolving Credit Facility	$700 million multi-year revolving credit facility under the Senior Secured Credit Facilities
ROU	Right-of-use
SBB	Federal railway system of Switzerland
SCE	Supreme Council for Environment in Bahrain
SEC	Securities and Exchange Commission
Senior Notes	5.75% notes due July 31, 2027
Senior Secured Credit Facilities	Primary source of borrowings comprised of the New Term Loan and the Revolving Credit Facility
SOFR	Secured Overnight Financing Rate
SPE	The Company’s wholly-owned bankruptcy-remote special purpose entity, which is used in connection with the AR Facility
SPRA	State Revenue Authorities from the State of São Paulo, Brazil
Tax Act	The U.S. Tax Cuts and Job Act of 2017
TSDF	Treatment, storage, and disposal facility
U.S. GAAP	Accounting principles generally accepted in the U.S.

PART I
Item 1.    Business.
OUR COMPANY - OUR VISION
Enviri Corporation is a market-leading, global provider of environmental solutions for industrial and specialty waste streams. Our two reportable business segments are Harsco Environmental and Clean Earth and we are a single-thesis environmental solutions company that is a leader in the markets we serve.

We have worked in recent years to both transform our portfolio and strengthen our financial results, and we have invested to achieve these objectives and to grow the Company. These investments include targeted organic investments, as well as mergers and acquisitions, that have accelerated our business transformation. The purchases of Clean Earth and ESOL, along with the sale of our energy-linked business in 2019 and our plan to sell our Rail business, have been significant strategic steps for our Company. As a result, 100% of our revenues from continuing operations in 2021 through 2023 were generated from our two environmentally-focused segments. It also is important to note that these transactions have reduced the Company’s portfolio complexity and business cyclicality.

More broadly, we are committed to viewing every customer need through a sustainability lens. Our customers expect customizable solutions that address environmental challenges within their industries. The Company is responding to this need by helping our customers build better businesses and, in a larger sense, a better environment. Our go-forward strategy is clear: to continue building a leading, global environmental solutions company.

SEGMENT INFORMATION
The Company’s current operations consist of two reportable business segments: Harsco Environmental and Clean Earth. Until the fourth quarter of 2021, the Company reported the Harsco Rail segment. The Company previously announced its plan to sell the Rail business and the sale process is ongoing. Historical results for Rail are accounted for as discontinued operations.

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

HE serves approximately 70 mill services customers at approximately 150 sites in approximately 30 countries. Our diversified customer base includes the largest steel producers in the regions where we operate, serving a mix of mini-mill and integrated operations. In recent years, HE has extended its reach, signing new services contracts in bellwether emerging markets like India, and further strengthening our footprint in the Americas and Europe. As a result, our global portfolio is balanced and diversified, with foreign currency risk partially mitigated by the fact that our operating costs and revenues are regularly denominated in local currencies.

In addition to providing critical services to our customers, we provide zero-waste solutions for relevant waste or byproduct streams - an important component of our value proposition. We repurpose processed material for alternative uses and/or convert this material into viable products to be sold in other markets via our ecoproducts™ offerings and capabilities. Our ecoproductsTM portfolio includes road and roofing materials, abrasives, agriculture products and aggregates. This expertise is important to our customers as environmental regulations increase and the marketplace grows more averse to landfilling waste.

CUSTOMERS AND SERVICE CONTRACTS
We offer our customers a suite of more than 30 services, and our on-site work is largely performed under long-term contracts. These contracts typically include fixed fees or minimum billings, which de-risk our investment during periods of economic weakness, and variable fees often linked to the amount of metal produced or waste processed at a site. Our variable fees under contracts are, importantly, not linked to steel prices. Additionally, in recent years, we have strengthened our contract terms and underwriting practices in an effort to earn a sufficient and timely return on our investments, as well as achieve other objectives. These measures, along with various improvement initiatives, have boosted our site portfolio results and driven more consistent performance across our operations.

Our contract renewal rates are high, with many customer relationships that span decades. Our largest customers today include ArcelorMittal, Gerdau, Tata Steel Group, Taiyuan Iron & Steel and Ternium. We serve most of our major customers at multiple sites, often under multiple contracts. The length of our customer relationships reflects our value proposition. Customers choose the Company to (1) achieve operational and financial efficiencies; (2) concentrate their efforts on metal manufacturing and supporting end-market product demands; (3) gain access to process innovations and technologies developed by the Company; and (4) leverage our downstream product applications and know-how. HE had one customer in each of the past three years that provided more than 10% of this segment's revenues, again under many long-term contracts at multiple sites.

On December 31, 2023, the Company's service contracts had estimated future revenues of $3.1 billion at current production levels, which is consistent with 2022 after excluding the impacts of foreign currency translation. These contract values provide the Company with a substantial base of anticipated long-term revenues. Approximately 23% of these revenues are expected to be recognized by December 31, 2024; approximately 43% of these revenues are expected to be recognized between January 1, 2025 and December 31, 2027; approximately 19% of these revenues are expected to be recognized between January 1, 2028 and December 31, 2030; and the remaining revenues are expected to be recognized thereafter. Estimated future revenues are exclusive of anticipated contract renewals, projected volume increases and ad-hoc services, as well as future revenues from roofing granules, abrasives products, roadmaking materials, additives and specialty recovery technology services.

LINES OF BUSINESS
HE provides a broad range of services, most of which address our customers’ environmental challenges. In total, these services reduce both landfill waste and the carbon footprint of our customers’ sites. In 2023, on-site services represented approximately 83% of HE’s revenues. A summary of our most significant services is as follows:

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

Ecoproducts™
HE creates value-added downstream products from industrial waste-streams. Our experience in manufacturing these products and successfully penetrating relevant end-markets is an important differentiator for the Company. These zero-waste solutions preserve our natural resources and reduce or eliminate landfill disposal. Ecoproducts in 2023 represented approximately 14% of HE’s revenues, and our major ecoproducts include the following:

•Road Surfacing and Materials - Because of its natural shape and interlocking properties, steel slag holds many advantages when used in asphalt roadway surfaces, ranging from high skid resistance to better durability.  The Company’s slag-based asphalt product, developed and sold as SteelPhalt™, maintains positive surface characteristics throughout the life of the road, allowing longer replacement intervals and lower maintenance costs. In 2023, SteelPhalt™ launched a carbon-negative asphalt product, using a renewable bio-based substance to bind the asphalt. This is an alternative to bitumen and reduces the product's carbon footprint. The Company also sells a slag aggregate that is a sustainable and cost-effective alternative to natural stone. This aggregate is often used as unbound road base material for secondary roads and sub-base material elsewhere.
•Abrasives and Roofing Materials - Our Reed Minerals business is among the largest roofing granule suppliers in the U.S., partnering with the country's leading shingle manufacturers. Nearly 100 years ago, we pioneered a process of recycling coal combustion waste from power plants. Through the Company's proprietary process, we create premium quality roofing granules that are a critical raw material in asphalt roofing shingles. Reed is also one of the largest U.S. manufacturers of abrasives, using coal, as well as copper and nickel slag, and crushed glass, for the surface preparation market. Our BLACK BEAUTY® and SURE/CUT™ abrasives are well-recognized within the industry and are used as blast material to remove paint, rust, and other coatings from surfaces, prior to applying a new finish.
•Metallurgical Additives - The Company’s custom-designed steelmaking additives facilitate fluid slag formation in the steelmaking process, thus improving customer productivity and helping achieve the steel product specifications required for today’s premium applications.
•Agriculture and Turf Products - We produce soil conditioners and fertilizers, principally from stainless steel slag that optimize crop yields and turf performance. CrossOver® and AgrowSil® products are our leading silicon, calcium and magnesium-based product brands, sold mainly in the Americas. These products are formulated to address nutrient deficiencies and toxicity issues in soil as well as to help plants withstand outside pressures and disease.
•Cement Additives - Steel slag is naturally cementitious and commonly blended with other materials to produce environmentally-friendly, high-performing cement products. Cement made with slag aggregate can achieve permeabilities and other attributes that compare favorably to concrete made with conventional aggregates.

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

COMPETITION
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

CLEAN EARTH

BUSINESS OVERVIEW
CE provides specialty waste processing, treatment, recycling, and beneficial reuse solutions for customers in the industrial, retail, healthcare, and construction industries across a variety of waste needs, including hazardous, non-hazardous, and contaminated soils and dredged materials. CE currently operates 18 RCRA Part B permitted TSDFs, wastewater treatment facilities and supporting 10-day transfer facilities across the U.S., serving approximately 90,000 customer locations, while utilizing a fleet of over 700 vehicles. It also holds a portfolio of approximately 600 critically-important permits, and the majority of waste handled by CE is recycled or beneficially reused.

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

CUSTOMERS
CE provides regulatory-compliant solutions with a high quality of customer service to a diverse set of customers. These customers include waste generators in numerous industries, including chemicals, power, aerospace, medical, retail and metals, as well as integrated waste companies and brokers. CE also services federal, state and local governments, as well as developers linked to large infrastructure and redevelopment projects. CE had one customer in 2023, 2022 and 2021 that provided more than 10% of this segment's revenues.

LINES OF BUSINESS

Hazardous Waste
CE provides testing, tracking, processing, recycling, and disposal services for hazardous waste and it operates 18 RCRA Part B permitted TSDFs and several wastewater processing permits that enable the Company to process a variety of complex hazardous wastes, consisting of toxic, reactive and flammable materials such as industrial wastewater, manufacturing sludge, oily-mixtures, chemicals, pesticides, asbestos, pharmaceutical waste, and landfill leachate with per- and polyfluoroalkyl substances ("PFAS"). The remaining facilities handle a limited number of other wastes, including electronics, batteries and light bulbs. These operations possess unique and differentiated processing technologies, such as applications for aerosol can, medical waste recycling, fuel blending, household hazardous waste and lead contaminated soils. In 2023, this line of business represented approximately 83% of CE’s revenues.

Soil and Dredged Materials
CE processes approximately 3.4 million tons per year of contaminated soil and 0.3 million cubic yards of dredged material at seventeen locations, which includes fixed-based locations and mobile plants. These soils are contaminated with heavy metals, polychlorinated biphenyls ("PCBs"), pesticides, PFAS or other chemicals, and the related clean-up work is often the result of infrastructure improvements, private redevelopment, industrial site remediation and/or underground storage tank removal. CE treats and recycles this soil through various processes, after which the material is suitable for beneficial reuse as construction fill material or landfill capping. CE also operates one facility to treat dredged material, the sediment accumulated at the bottom of waterways that is removed for environmental (clean-up) or maintenance (maintain depth) purposes. After treatment, these materials are also beneficially reused as fill material. In 2023, this line of business represented approximately 17% of CE’s revenues.

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

Additionally, CE holds a portfolio of approximately 600 process, treatment and operating permits, including the ones mentioned above. This permit portfolio is difficult to duplicate, making these permits valuable and critically-important assets in this heavily-regulated industry. CE’s ability to secure new permits or permit modifications for new waste streams or processes in the future remains an important growth lever for the business.

GROWTH STRATEGY
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

COMPETITION
Given the fragmented nature of the specialty waste industry, CE competes with numerous companies. Our larger peers within the hazardous materials line of business include Clean Harbors, Republic Services, which acquired U.S. Ecology in 2022, Veolia and Covanta, which acquired Circon Holdings, Inc. in 2023 and also recently announced, through its parent company, EQT Infrastructure, its intent to acquire a major stake in Heritage Environmental Services in 2024. Our larger peers within the soil and dredged materials market include GFL Environmental, Impact Environmental and Bayshore Recycling. CE differentiates itself from competitors through service reliability and responsiveness, its diverse operating capabilities and regulatory compliant solutions, and the value it provides through providing environmentally superior solutions relative to other disposal alternatives in the regions where it operates.

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

Further details on our ESG initiatives and accomplishments can be found in our latest ESG Report. This report, published in October 2023, is our most comprehensive sustainability report to date and can be found on the Company’s website (www.enviri.com/sustainability) along with other related policies. Unless specifically stated herein, documents and information on the Company's website are not incorporated by reference into this document.

ENVIRI BUSINESS SYSTEM ("EBS")
Our EBS is a shared set of processes that reflect and support our corporate strategy. These repeatable and replicable standards and practices are the hallmark of a high-performing company. There is intrinsic value in a common language, and a defined business system does away, in large part, with ambiguity about what constitutes success. The elements of our EBS are:
Safety, Continuous Improvement and Talent Development.

ACQUISITIONS AND DIVESTITURES
Given the Company’s evolution to a single-thesis environmental solutions company, acquisitions and divestitures have been an important element of our business strategy. These actions support the Company’s growth ambitions, while reducing business cyclicality and portfolio complexity.

The Company is in the process of selling the Rail business. The intention to sell the business was first announced in the fourth quarter of 2021. The sales process was delayed due to certain macroeconomic conditions, including rising interest rates. Rail is classified as held for sale and reported as discontinued operations for all years presented.

In June 2019, the Company acquired Clean Earth which provided the Company entry into the specialty waste market. In April 2020, the Company acquired ESOL, an established waste transportation, processing and services provider with a comprehensive portfolio of disposal solutions for customers across industrial, retail and healthcare markets. The acquisition of ESOL furthered our transformation into a market-leading, single-thesis environmental solutions platform with its combination with Clean Earth.

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

Due to these factors, the Company’s revenues and earnings are usually higher during the second and third quarters of each year relative to the first and fourth quarters of the year. Additionally, the Company’s cash flows are also influenced by seasonality. The Company’s cash flow from operations has historically been higher in the second half of the year, compared with the first half, due to working capital management, receivable collections during the fourth quarter as a result of higher revenues in preceding quarters and the timing of certain cash payments in the first half of the year, including for incentive compensation and pension contributions.

ENVIRONMENTAL COMPLIANCE
The Company is subject to various environmental regulations within its global operations, and the scope of relevant environmental regulation expanded following the Company’s acquisitions of Clean Earth and ESOL in 2019 and 2020, respectively. CE operates within an industry that is subject to stringent environmental regulations by federal, state and local authorities, which regulate the treatment and disposal of specialty waste. Facility and operating permits, or approvals from these authorities, are required to maintain operations. The nature of these permits varies by jurisdiction and are based on the activities at a particular site. These permits are generally difficult to obtain. This dynamic, along with increased regulation on the treatment and disposal of specialty waste, is beneficial to our CE business.

The most significant U.S. federal environmental regulation that impacts our business is the RCRA. RCRA created a cradle-to-grave system which governs the transportation, treatment, storage and disposal of hazardous waste. Under RCRA, each hazardous waste processing facility must maintain a RCRA permit and comply with defined operating practices. This legislation is administered by the EPA, although its authority may be delegated to a State EPA with similar or more stringent environmental standards.

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

HUMAN CAPITAL RESOURCES
As of December 31, 2023, we had almost 13,000 employees, excluding contingent workers, in over 30 countries. The majority of these employees are represented by labor unions, through almost 100 collective bargaining agreements.

Our business relies on our ability to attract and retain talented employees. To attract and retain talent, we strive to create a diverse, inclusive and supportive workplace while providing opportunities for our employees to grow and develop in their careers.

Core Values
Across cultures, time zones and organizational lines, our values are the link that connects us all. As the cornerstone to our shared Company culture, these values reflect our overarching direction and purpose as a business:
•Be Environmental - Have an unwavering determination to make the world cleaner and greener.
•Be Performance Driven - Act with passion to deliver winning results.
•Be Customer Focused - Actively listen to our customers’ needs to exceed their expectations.
•Be Caring - Embed safety into everything we do and treat each other as we’d like to be treated ourselves.
•Be Inclusive - Create a diverse, collaborative and inclusive workplace by embracing differences.
•Be Respectful - Act truthfully and honorably to create a culture where people, opinions, and feelings are respected.

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

Belonging Program
In 2023, as part of the Company's rebranding initiatives with the Company's corporate name change to Enviri Corporation, we also implemented our Belonging Program globally, which demonstrates our organization-wide commitment to fostering a diverse, collaborative and inclusive workplace. This program is an integral part of the Company’s values and processes that support recruitment, hiring, training, retention and advancement. In an effort to advance the Company's commitment to these values, the following initiatives were taken:
•Our global Belonging and Inclusion Council, co-chaired by our CEO and Senior Vice President & Chief Human Resources Officer, expanded to include 16 cross-functional leaders from each of our business units. Our Belonging and Inclusion Council's goals include continuing to foster a workplace culture that is aligned with our Corporate Values, as defined above.
•In 2023, the Company's Employee Resource Group, Enviri Women, whose mission is to promote the advancement of women across the Company through personal and professional development, mentorship, and empowerment, continued its efforts by undertaking a number of key initiatives to increase its connections with various communities, expanding its mentorship program and increasing visibility of female leaders by spotlighting their success stories, along with other various activities, in order to attract, retain and promote top talent. Enviri Women expanded to eleven chapters in 2023, inclusive of Latin America, China, South Africa, the U.S. and India.
•The Company continued to include diversity, equity, engagement and inclusion focused goals in key management's incentive compensation program.

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

The Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to such reports filed with or furnished to the SEC under Sections 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available as soon as reasonably practicable after such reports are electronically filed with the SEC on the Company’s website, under the "Financial Information" subheading under the "Investors" section. Additionally, the SEC maintains a website that contains reports, proxy and other information regarding issuers that electronically file with the SEC at www.sec.gov.

AVAILABLE INFORMATION
Our website address is www.enviri.com. Copies of our key Corporate governance documents, such as our Code of Conduct, as well as our Board's composition and structure, can be viewed on our website under the “Corporate Governance” subheading of the “About” section. Additionally, further information on our Corporate Sustainability initiatives also can be accessed through the “Sustainability” subheading of the "About" section on our website. The information posted on the Company’s website is not incorporated into the Company’s SEC filings.

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

STRATEGIC AND OPERATIONAL RISKS

We may be unable to complete a transaction to divest Rail on favorable terms or at all and our pursuit of a divestiture could adversely affect our businesses, results of operations and financial condition.

Our intention to divest the Rail business was first announced in the fourth quarter of 2021. Our announcement and our conducting of a divestiture process for Rail exposes us to various risks and uncertainties, including changes in economic conditions, the risk that we may be unsuccessful in identifying an acquirer for Rail, the risk may be that we may be, unable to enter into an agreement for a transaction and the risk that agreement that we may enter into may not be on favorable terms and/or may not be completed due to regulatory or other factors. Although we currently intend to divest the Rail business, we cannot provide any assurance on the timing or terms of any potential divestiture, or if a divestiture will occur.

Moreover, the announcement and conduct of the divestiture process could cause disruptions in, and create uncertainty surrounding, Rail, including affecting Rail’s relationships with its existing and future customers, suppliers and employees, which could have an adverse effect on the Rail division’s operations and financial condition, potentially making it more difficult to successfully complete a transaction on favorable terms. If we are unable to complete a divestiture of Rail or we complete a transaction on unfavorable terms, we may suffer negative publicity, Rail and other businesses may suffer, our results of operations, financial condition or cash flows may be adversely affected and the market value of our shares may fall. In addition, the divestiture process may require commitments of significant time and resources on the part of management. As a result, the divestiture process may divert management’s attention from overseeing and exploring opportunities that may be beneficial to our other businesses and operations and, as such, adversely affect our other businesses and operations and harm our results of operations, financial condition or cash flows and the market value of our shares.

If the Clean Earth Segment fails to comply with applicable environmental laws and regulations, its business could be adversely affected.
The regulatory framework governing CE's business is extensive. The Company could be held liable if its operations cause contamination of air, groundwater or soil or expose its employees or the public to contamination. The Company may be held liable for damage caused by conditions that existed before it acquired the assets, business or operations involved. Also, it may be liable if it generates, transports or arranges for the transportation, disposal or treatment of hazardous substances that cause environmental contamination at facilities operated by others, or if a predecessor generated, transported, or made such arrangements and the Company is a successor. Liability for environmental damage could have a material adverse effect on the Company’s financial condition, results of operations and cash flows. The Company may also be held liable for the mishandling of waste streams resulting from the misrepresentations by a customer as to the nature of such waste streams.

Stringent regulations of federal, state and local governments have a substantial impact on CE’s transportation, treatment, storage, disposal and beneficial use activities. Many complex laws, rules, orders and regulatory interpretations govern environmental protection, health, safety, noise, visual impact, odor, land use, zoning, transportation and related matters. The Company also may be subject to laws concerning the protection of certain marine and bird species, their habitats, and wetlands. It may incur substantial costs in order to conduct its operations in compliance with these environmental laws and regulations. Changes in environmental laws or regulations or changes in the enforcement or interpretation of existing laws, regulations or permitted activities may require the Company to make significant capital or other expenditures, to modify existing operating licenses or permits, or obtain additional approvals or limit operations. New environmental laws or regulations that raise compliance standards or require changes in operating practices or technology may impose significant costs and/or limit the Company’s operations.

CE’s revenue is primarily generated as a result of requirements imposed on its customers under federal, state and local laws and regulations to protect public health and the environment. If requirements to comply with laws and regulations governing management of contaminated soils, dredge material, and hazardous wastes were relaxed or less vigorously enforced at the federal, state and local levels, demand for CE’s services could materially decrease and the Company's revenues and earnings could be reduced.

If the Company is unable to obtain, renew, or maintain compliance with its operating permits or license agreements with regulatory bodies, its business would be adversely affected.
The Company's facilities operate using permits and licenses issued by various regulatory bodies at various local, state and federal government levels. Failure to obtain permits and licenses necessary to operate these facilities on a timely basis or failure to renew or maintain compliance with its permits, licenses and site lease agreements on a timely basis could prevent or restrict the Company's ability to provide certain services, resulting in a material adverse effect on its business. There can be no assurance that the Company will continue to be successful in obtaining timely permit or license applications approval, maintaining compliance with its permits, licenses and lease agreements and obtaining timely license renewals.

The waste management industry, in which CE is a participant, is subject to various economic, business, and regulatory risks.
The future operating results of CE may be affected by such factors as its ability to utilize its facilities and workforce profitably in the face of intense price competition, maintain or increase market share during periods of economic contraction or industry consolidation, realize benefits from cost reduction programs, invest in new technologies for treatment of various waste streams, generate incremental volumes of waste to be handled through CE’s facilities from existing and acquired sales offices and service centers, appropriately contract with end disposal sites for the necessary volumes of waste, obtain sufficient volumes of waste at prices which produce revenue sufficient to offset the operating costs of its facilities and minimize downtime and disruptions of operations.

Outdoor construction, which may be limited due to unfavorable weather, and dredging, which may be limited due to environmental restrictions in certain waterways in the Northeastern United States, can be cyclical in nature. If those cyclical industries slow significantly, the business that CE receives from them would likely decrease.

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
For the year ended December 31, 2023, the Company’s top five customers in HE accounted for approximately 31% of revenues in that Segment and 17% of the Company’s consolidated revenues. For the year ended December 31, 2023, the Company’s top five customers in CE accounted for approximately 28% of the revenues in that Segment and 12% of the Company’s consolidated revenues. The Company routinely enters into contracts with its top customers of varying length and scope. Disagreements between the parties can arise as a result of the scope, nature and varying degree of relationship between the Company and these customers and can result in disagreements between the Company and a customer that could impact multiple regions within the Company’s business.

CE may enter into a long-term contract with a customer covering multiple regions in the United States. A dispute with a customer in one region in the United States could impact the Company’s revenues related to that customer in another region. HE may incur capital expenditures or other costs at the beginning of a long-term contract that it expects to recoup through the life of the contract. Some of these contracts provide for advance payments to assist the Company in covering these costs and expenses. A dispute with a customer during the life of a long-term contract could impact the ability of the Company to receive payments or otherwise recoup incurred costs and expenses.

Finally, both HE and CE have several large customers and, if a large customer were to experience financial difficulty or file for bankruptcy or receivership protection, it could adversely impact the Company's results of operations, cash flows and asset valuations.

The Company may lose customers or be required to maintain or reduce prices as a result of competition.
The industries in which the Company operates are highly competitive. Some examples are as follows:
•HE is sustained mainly through contract renewals and new contract signings. The Company may be unable to renew contracts at historical price levels or to obtain additional contracts at historical rates as a result of competition. If the Company is unable to renew its contracts at the historical rates or renewals are made at reduced prices, or if its customers terminate their contracts, revenue and results of operations may decline.

•Like HE, CE is sustained primarily through contract renewals and new contract signings. CE faces competition from companies with greater resources than the Company, with closer geographic proximity to waste sites, with captive end disposal assets, and who may provide service offerings that we do not provide. In order to compete, the Company may be required to reduce price levels below historical price levels or obtain additional contracts at rates lower than historical rates.
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

The Company's insurance policies do not cover all losses, costs, or liabilities that it may experience.
The Company maintains insurance coverage, but these policies do not cover all of its potential losses, costs, or liabilities. The Company could suffer losses for uninsurable or uninsured risks or in amounts in excess of its existing insurance coverage, which would significantly affect its financial performance. The Company's insurance policies have deductibles and self-retention limits that could expose it to significant financial expense. The Company’s ability to obtain and maintain adequate insurance may be affected by conditions in the insurance market over which it has no control. The occurrence of an event that is not fully covered by insurance could have a material adverse effect on the Company’s business, financial condition, and results of operations. In addition, the Company’s business requires that it maintain various types of insurance. If such insurance is not available or not available on economically acceptable terms, the Company’s businesses could be materially and adversely affected.

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

Certain services performed by HE result in the recovery, processing and sale of recovered metals and minerals and other high-value metal byproducts to its customers. The selling price of the byproducts material is market-based and varies based upon the current fair value of its components. Therefore, the revenue amounts generated from the sale of such byproducts material vary based upon the fair value of the commodity components being sold.

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
The Company operates at facilities that may be inherently dangerous workplaces. CE operates facilities that accept, process and/or treat materials provided by its customers. HE has operations at customers' steel producing sites, which often times involve extreme conditions. If serious accidents or fatalities occur or its safety record was to deteriorate, it may be ineligible to bid on certain work, and existing service arrangements could be terminated. Further, regulatory changes implemented by the Occupational Safety and Health Administration, or similar foreign agencies, could impose additional costs on the Company. Adverse experience with hazards and claims could result in liabilities caused by, among other things, injury or death to persons, which could have a negative effect on the Company’s ability to attract and retain employees or its reputation with its existing or potential new customers and its prospects for future business.

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

The Company may be unable to adequately protect its intellectual property portfolio or prevent competitors from independently developing similar or duplicative products and services.
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

Increased information technology security threats and more sophisticated computer crime pose a risk to the Company and its vendors, systems, networks, products and services.
The Company relies upon information technology systems and networks in connection with a variety of business activities, some of which are managed by third parties (which we refer to collectively as our “associated third parties”). Additionally, the Company and its associated third parties collect and store data that is of a sensitive nature, which may include names and addresses, bank account information, and other types of personally identifiable information or sensitive business information. The secure operation of these information technology systems and networks, and the processing and maintenance of this data is critical to the Company's business operations and strategy.

The Company may face attempts to gain unauthorized access to the Company's information technology systems or products or those of its associated third parties for the purpose of improperly acquiring trade secrets or confidential business information. The theft or unauthorized use or publication of the Company's trade secrets and other confidential business information as a result of such an incident could adversely affect the Company's competitive position and the value of the Company's investment in research and development.

Threats to our systems and our associated third parties' systems can derive from human error, fraud, or malice on the part of employees or third parties, or may result from accidental technological failure. Globally, these types of threats have increased in number and severity and it is expected that these trends will continue. These threats pose a risk to the security of the Company's systems and networks and the confidentiality, availability and integrity of the Company's data. Should an attack on the Company's or our associated third parties’ information technology systems and networks succeed, it could expose the Company and the Company's employees, customers, dealers and suppliers to misuse of information or systems, the compromising of confidential information, manipulation and destruction of data, production downtimes and operations disruptions.

The occurrence of any of these events could adversely affect the Company's reputation, competitive position, business, results of operations and cash flows. While we have a robust cybersecurity program and maintain cybersecurity insurance related to a breach event covering certain expenses, damages and claims arising from such incidents may not be covered, or may exceed the amount of any insurance available. See Part I. Item 1C. Cybersecurity for additional details on the Company's cybersecurity program.

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
Negative economic conditions, including the tightening of credit in financial markets, can lead businesses to postpone spending, which may impact the Company's customers, causing them to cancel, decrease or delay their existing and future orders with the Company. In addition, negative economic conditions may adversely impact the Company's customers by causing them to close locations or deteriorate their financial condition to a point where they are unable to meet their obligations to the Company on a timely basis. One or more of these events could adversely impact the Company's operating results and ability to collect its receivables.

Cyclical industry and economic conditions may adversely affect the Company's businesses.
The Company's businesses are subject to general economic slowdowns and cyclical conditions in each of the industries served. Examples are:

•HE may be adversely impacted by prolonged slowdowns in steel mill production, excess production capacity, bankruptcy or receivership of steel producers and changes in outsourcing practices;
•The resource recovery and slag optimization technologies business of HE can also be adversely impacted by prolonged slowdowns in customer production or a reduction in the selling prices of its materials, which are in some cases market-based and vary based upon the current fair value of the components being sold. Therefore, the revenue generated from the sale of such recycled materials varies based upon the fair value of the commodity components being sold;
•The abrasives and roofing materials business of HE may be adversely impacted by economic conditions that slow the rate of residential roof replacement, or by slowdowns in the industrial and infrastructure refurbishment industries;
•Rail may be adversely impacted by developments in the railroad industry that lead to lower capital spending or reduced track maintenance spending;
•Prolonged slowdowns may result in a decrease in the amount of waste generated, resulting in less hazardous waste collected by CE; and
•Capital constraints and increased borrowing costs may also adversely impact the financial position and operations of the Company's customers across all business segments.

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
Fluctuations in foreign exchange rates between the U.S. dollar and the approximately 25 other currencies in which the Company currently conducts business may adversely impact the Company's results of operations in any given fiscal period. The Company’s principal foreign currency exposures are in the Euro, the British pound sterling, the Chinese yuan and the Brazilian real. Given the structure of the Company's operations, an increase in the value of the U.S. dollar relative to the foreign currencies in which the Company earns its revenues generally has a negative impact on the translated amounts of the assets and liabilities, results of operations and cash flows. The Company's foreign currency exposures increase the risk of volatility in its financial position, results of operations and cash flows. If currencies in the below regions change materially in relation to the U.S. dollar, the Company's financial position, results of operations, or cash flows may be materially affected.

Compared with the corresponding full-year period in 2022, the average value of major currencies changed as follows in relation to the U.S. dollar during the full-year 2023, impacting the Company's revenues and income:

•British pound sterling strengthened by 1%;
•Euro strengthened by 3%;
•Chinese yuan weakened by 5%; and
•Brazilian real strengthened by 3%

Compared with exchange rates at December 31, 2022, the value of major currencies at December 31, 2023 changed as follows:

•British pound sterling strengthened by 5%;
•Euro strengthened by 3%;
•Chinese yuan weakened by 3%; and
•Brazilian real strengthened by 9%

To illustrate the effect of foreign exchange rate changes in certain key markets of the Company, in 2023 revenues would have been less than 1% or $8 million higher and operating income would have been 2% or $3 million higher if the average exchange rates for 2022 were utilized. In a similar comparison for 2022, revenues would have been approximately 4% or $70 million higher and operating income would have been 9% or $5 million higher if the average exchange rates for 2021 were utilized.

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
The Company operates in approximately 30 countries, generating 42% of its revenues outside of the U.S. (based on location of the facility generating the revenue) for the year ended December 31, 2023. In addition, as of December 31, 2023, approximately 54% of the Company’s property, plant and equipment is located outside of the U.S. The Company's global footprint exposes it to a variety of risks that may adversely affect the Company's results of operations, financial condition, liquidity and cash flows. These include, but may not be limited to, the following:

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
The Company has been named as one of many defendants in legal actions alleging personal injury from exposure to airborne asbestos over the past several decades. In their suits, the plaintiffs have named as defendants, among others, many manufacturers, distributors and installers of numerous types of equipment or products that allegedly contained asbestos. The vast majority of the asbestos complaints pending against the Company have been filed in New York and the vast majority of such complaints generally follow a form that contains a standard demand of significant damages, regardless of the individual plaintiff's alleged medical condition, and without identifying any Company product. If the Company is found to be liable in any of these actions and the liability exceeds the Company's insurance coverage, results of operations, cash flows and financial condition could be adversely affected.

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
In addition to the environmental and safety considerations discussed above, the Company's operations generally are subject to various federal, state, local and international laws, regulations and ordinances relating to the protection of health, safety and the environment, including those governing discharges to air and water, handling and disposal practices for solid and hazardous byproducts, the remediation of contaminated sites and the maintenance of a safe workplace. These laws impose penalties, fines and other sanctions for non-compliance and liability for response costs, property damages and personal injury resulting from past and current spills, disposals or other releases of, or exposure to, hazardous materials. The Company could incur substantial costs as a result of non-compliance with or liability for remediation or other costs or damages under these laws. The Company may be subject to more stringent environmental laws in the future, and compliance with more stringent environmental requirements may require the Company to make material expenditures or subject it to liabilities that the Company currently does not anticipate.

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
The Company uses derivative financial instruments, such as interest rate swaps and foreign currency exchange forward contracts, for a variety of purposes. The Company uses interest rate swaps in conjunction with certain debt issuances in order to secure either a fixed or floating interest rate. The Company uses foreign currency exchange forward contracts as part of a worldwide program to minimize foreign currency operating income and balance sheet exposure. In particular, the Company uses foreign currency exchange forward contracts to hedge commitments, such as foreign currency debt, firm purchase commitments and foreign currency cash flows for certain export sales transactions. The unsecured contracts for foreign currency exchange forward contracts outstanding at December 31, 2023 mature at various times through 2025 and are with major financial institutions. The Company may also enter into derivative contracts to hedge commodity exposures. The failure of one or more counterparties to the Company's derivative financial instruments to fulfill their obligations could adversely affect the Company's results of operations, financial condition, liquidity and cash flows.

The Company’s variable rate indebtedness subjects it to interest rate risk, which could cause the Company's debt service obligations to increase significantly.
The Company's total debt at December 31, 2023 was $1.4 billion. Of this amount, approximately 64% had variable rates of interest and approximately 36% had fixed interest rates. The weighted average interest rate of total debt was approximately 7.2%. At debt levels as of December 31, 2023, a one percentage point increase in variable interest rates would increase interest expense by $9.2 million per year and a one percentage point decrease in variable interest rates would decrease interest expense by $9.2 million. If the Company is unable to successfully manage its exposure to variable interest rates, including through interest rate swaps that the Company has put into place, its debt service obligations may increase even though the amount borrowed remains the same and, in turn, its results of operations and financial condition may be negatively impacted. Separately, a one percentage point change in interest rates also impacts our facility fees from our AR Facility by $1.5 million per year.

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

Item 1B.    Unresolved Staff Comments.
None.

Item 1C.    Cybersecurity.
The Company relies upon internally and externally managed information technology systems and networks for the collection and storage of sensitive data and business information. Accordingly, the Company places an emphasis on managing cybersecurity risks by means of a comprehensive risk management and governance strategy designed to assess, identify, and manage cybersecurity risks to the Company’s business.

RISK MANAGEMENT AND STRATEGY
The Company’s cybersecurity program is designed to detect cybersecurity threats and vulnerabilities, protect the Company’s information systems from such threats, and ensure the confidentiality, integrity, and availability of systems and information used, owned or managed by the Company. The Company places special weight on protecting sensitive information, such as personal information of the Company’s customers and employees, and confidential business information that could be leveraged by a competitor or a malicious actor.

The Company’s cybersecurity program comprises several components, including the adoption of information security protocols, standards, and guidelines consistent with industry best practices; engaging third-party service providers to conduct security assessments and penetration testing; and performing periodic internal audits of the Company’s cybersecurity protocols. The Company employs a risk-based process designed to manage cybersecurity risk presented by third-party vendors that may have access to the Company's sensitive information and/or information technology ("IT") systems. This process may consider the nature of the services provided, the sensitivity and quantity of information processed, the criticality of any potentially impacted IT systems, and/or the strength of the vendor’s cybersecurity practices.

The Company monitors potential cybersecurity risks through an enterprise risk “heatmap” that tracks key cybersecurity risks at divisional and enterprise levels. These key risks are characterized by various factors such as the likelihood of the Company experiencing a particular type of cybersecurity incident, the speed at which each type of cybersecurity incident could impact the Company, and management’s assessment of the Company’s ability to respond quickly and efficiently.

An incident response plan (“Incident Response Plan”) aligned with best practices articulated by the National Institute of Standards and Technology (“NIST”) governs the Company’s response to cybersecurity incidents. This Incident Response Plan outlines how the Company detects, analyzes, contains, eradicates, recovers, and performs post-incident activities in the event of a cybersecurity incident. It also contains an internal, risk-based escalation framework designed to ensure that all relevant individuals are promptly informed of any cybersecurity incident and dictates procedures for determining whether a cybersecurity incident is material without unreasonable delay.

MATERIAL EFFECTS FROM RISKS OF CYBERSECURITY THREATS
While the Company experiences minor data and cybersecurity incidents from time to time, to the Company’s knowledge, the risks posed by cybersecurity threats (including from such prior incidents) have not materially affected and are not reasonably likely to materially affect the Company’s business strategy, results of operations or financial condition. However, there can be no assurance that the Company will not be materially affected by such risks in the future. A successful cybersecurity attack may expose the Company and the Company’s employees, customers, dealers, and suppliers to misuse of information or systems, the compromising of confidential information, manipulation or destruction of data, production downtimes, and operations disruptions. For example, the Company frequently operates in potentially dangerous environments with heavy machinery, such as steel mills, where a cybersecurity incident could cause a machinery malfunction that results in disruptions to operations or serious injury to employees. For more information, see risk factor related to the imposed risks from increased information technology security threats and computer crime under Strategic and Operational Risks in Part I. Item 1A. Risk Factors.

GOVERNANCE
Role of Management
The Company’s Vice President, Chief Information Security Officer and Corporate IT, Giles Tipler, oversees the Company’s IT security department and is responsible for assessing and managing cybersecurity risks and for leading the Company’s response to cybersecurity incidents. Mr. Tipler has over 25 years of experience in information security, risk management, compliance, and information technology, with significant experience building cybersecurity programs across multiple countries in the Americas, Europe, the Middle East, Africa, and the Asia-Pacific regions. Mr. Tipler played an instrumental role in the development of the Company’s Incident Response Plan and reports to the Company’s Chief Financial Officer, Mr. Tom Vadaketh. Mr. Tipler is also responsible for providing quarterly updates to the Company’s Audit Committee and Board of Directors regarding enterprise level risks, the effectiveness of the Company’s cybersecurity program, and any material cybersecurity incidents that may arise.

Role of the Board of Directors
The Board has delegated responsibility for overseeing the Company’s cybersecurity and information technology processes to the Audit Committee. The Audit Committee is responsible for overseeing the implementation and effectiveness of the Company’s processes and risk management protocols regarding cybersecurity and information technology, including risks from cybersecurity incidents and vulnerabilities and third-party service providers, and the steps taken by Mr. Tipler and the IT security department to inform themselves about and monitor the prevention, detection, mitigation, and remediation of such risks. Mr. Tipler reports to the Audit Committee regarding material cybersecurity incidents and any remediation efforts and is also responsible for providing quarterly updates regarding the overall effectiveness of the Company’s cybersecurity program.

Item 2.    Properties.
Operations of the Company and its subsidiaries are conducted at both owned and leased properties in domestic and international locations. The Company's executive offices are located at Two Logan Square, 100-120 North 18th Street, 17th Floor, Philadelphia, PA. The following table describes the location and principal use of the Company's more significant properties.

Location	Principal Products/Services	Interest
Harsco Environmental Segment
Taiyuan City, China	Environmental Services	Leased
Rotherham, U.K.	Environmental Services	Owned
Drakesboro, Kentucky, U.S.	Ecoproducts - Roofing Granules/Abrasives	Owned
Sarver, Pennsylvania, U.S.	Environmental Services	Owned
Chesterfield, U.K.	Aluminum Dross and Scrap Processing Systems	Owned
Clean Earth Segment
Carteret, New Jersey, U.S.	Soil and Dredged Materials Processing	Leased
Kearny, New Jersey, U.S.	Hazardous Waste Processing	Owned/Leased
New Castle, Delaware, U.S.	Soil and Dredged Materials Processing	Leased
Upper Marlboro, Maryland, U.S.	Soil and Dredged Materials Processing	Owned
Calvert City, Kentucky, U.S.	Hazardous Waste Processing	Owned
Detroit, Michigan, U.S.	Hazardous Waste Processing	Owned
Birmingham, Alabama, U. S.	Hazardous Waste Processing	Owned
Inglewood, California, U.S.	Hazardous Waste Processing	Owned
Indianapolis, Indiana, U.S.	Hazardous Waste Processing	Leased
Kansas City, Missouri, U.S.	Hazardous Waste Processing	Owned
Fernley, Nevada, U.S.	Hazardous Waste Processing	Owned
Hatfield, Pennsylvania, U.S.	Hazardous Waste Processing	Owned
Providence, Rhode Island, U.S.	Hazardous Waste Processing	Owned
Avalon, Texas, U.S.	Hazardous Waste Processing	Owned
Houston, Texas, U.S.	Hazardous Waste Processing	Owned
Kent, Washington, U.S.	Hazardous Waste Processing	Owned
Tacoma, Washington, U.S.	Hazardous Waste Processing	Owned
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
PART II
Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Enviri Corporation common stock is listed on the New York Stock Exchange under the trading symbol NVRI. At December 31, 2023, there were 79,834,835 shares outstanding. In 2023, the Company's common stock traded in a range of $5.64 to $10.01 per share and closed at $9.00 per share at year-end. At December 31, 2023, there were approximately 1,270 stockholders of record. For additional information regarding the Company's equity compensation plans see Note 14, Stock-Based Compensation, in Part II, Item 8, "Financial Statements and Supplementary Data," Part III, Item 11, "Executive Compensation," and Part III, Item 12 "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters."

Stock Performance Graph

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Enviri Corporation, the Russell 2000 Index and the Dow Jones US Diversified Industrials Index

$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
12/18
12/19
12/20
12/21
12/22
12/23
Enviri Corporation
Russell 2000
Dow Jones US Diversified Industrials

*$100 invested on 12/31/2018 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2024 S&P Dow Jones Indices LLC, a division of S&P Global. All rights reserved.
Copyright© 2024 Russell Investment Group. All rights reserved.

	December 2018	December 2019	December 2020	December 2021	December 2022	December 2023
Enviri Corporation	100.00	115.86	90.53	84.14	31.67	45.32
Russell 2000	100.00	125.52	150.58	172.90	137.56	160.85
Dow Jones US Diversified Industrials	100.00	126.90	142.68	156.94	144.17	187.16

The above graph compares the cumulative total return on Enviri’s common stock over the five-year period ended December 31, 2023 with the cumulative total return for the same period on the Russell 2000 Index and Dow Jones U.S. Diversified Industrials Index. The graph assumes that $100 was invested on December 31, 2018 in our common stock and in the shares represented by each of the indices.

Item 6.    [Reserved].

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion should be read in conjunction with the Consolidated Financial Statements of Enviri Corporation provided under Part II, Item 8, Financial Statements and Supplementary Data of this Annual Report on Form 10-K.
Forward-Looking Statements

The nature of the Company's business, together with the number of countries in which it operates, subject it to changing economic, competitive, regulatory and technological conditions, risks and uncertainties. In accordance with the "safe harbor" provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, the Company provides the following cautionary remarks regarding important factors that, among others, could cause future results to differ materially from the results contemplated by forward-looking statements, including the expectations and assumptions expressed or implied herein. Forward-looking statements contained herein could include, among other things, statements about management's confidence in and strategies for performance; expectations for new and existing products, technologies and opportunities; and expectations regarding growth, sales, cash flows, and earnings. Forward-looking statements can be identified by the use of such terms as "may," "could," "expect," "anticipate," "intend," "believe," "likely," "estimate," "outlook," "plan", "contemplate", "project" or other comparable terms.

Factors that could cause actual results to differ, perhaps materially, from those implied by forward-looking statements include, but are not limited to: (1) the Company's ability to successfully enter into new contracts and complete new acquisitions, divestitures, or strategic ventures in the time-frame contemplated or at all, including the Company's ability to timely divest the Rail business; (2) the Company’s inability to comply with applicable environmental laws and regulations; (3) the Company’s inability to obtain, renew, or maintain compliance with its operating permits or license agreements; (4) various economic, business, and regulatory risks associated with the waste management industry; (5) the seasonal nature of the Company's business; (6) risks caused by customer concentration, the long-term nature of customer contracts, and the competitive nature of the industries in which the Company operates; (7) the outcome of any disputes with customers, contractors and subcontractors; (8) the financial condition of the Company's customers, including the ability of customers (especially those that may be highly leveraged or have inadequate liquidity) to maintain their credit availability; (9) higher than expected claims under the Company’s insurance policies, or losses that are uninsurable or that exceed existing insurance coverage; (10) market and competitive changes, including pricing pressures, market demand and acceptance for new products, services and technologies; changes in currency exchange rates, interest rates, commodity and fuel costs and capital costs; (11) the Company's ability to negotiate, complete, and integrate strategic transactions and joint ventures with strategic partners; (12) the Company’s ability to effectively retain key management and employees, including due to unanticipated changes to demand for the Company’s services, disruptions associated with labor disputes, and increased operating costs associated with union organizations; (13) the Company's inability or failure to protect its intellectual property rights from infringement in one or more of the many countries in which the Company operates; (14) failure to effectively prevent, detect or recover from breaches in the Company's cybersecurity infrastructure; (15) changes in the worldwide business environment in which the Company operates, including changes in general economic and industry conditions and cyclical slowdowns; (16) fluctuations in exchange rates between the U.S. dollar and other currencies in which the Company conducts business; (17) unforeseen business disruptions in one or more of the many countries in which the Company operates due to changes in economic conditions, changes in governmental laws and regulations, including environmental, occupational health and safety, tax and import tariff standards and amounts; political instability, civil disobedience, armed hostilities, public health issues or other calamities; (18) liability for and implementation of environmental remediation matters; (19) product liability and warranty claims associated with the Company’s operations; (20) the Company’s ability to comply with financial covenants and obligations to financial counterparties; (21) the Company’s outstanding indebtedness and exposure to derivative financial instruments that may be impacted by, among other factors, changes in interest rates; (22) tax liabilities and changes in tax laws; (23) changes in the performance of equity and bond markets that could affect, among other things, the valuation of the assets in the Company's pension plans and the accounting for pension assets, liabilities and expenses; (24) risk and uncertainty associated with intangible assets; and the other risk factors listed from time to time in the Company's SEC reports A further discussion of these, along with other potential risk factors, can be found in Part I, Item 1A, "Risk Factors," of this Annual Report on Form 10-K. The Company cautions that these factors may not be exhaustive and that many of these factors are beyond the Company's ability to control or predict. Accordingly, forward-looking statements should not be relied upon as a prediction of actual results. The Company undertakes no duty to update forward-looking statements except as may be required by law.

Executive Overview
The Company is a market-leading, global provider of environmental solutions for industrial, retail and medical waste streams. On June 5, 2023 the Company's corporate name was changed from Harsco Corporation to Enviri Corporation. The new name and brand identity reflect the Company's transformation over the past four years into a single-thesis environmental solutions company that provides services to manage, recycle and beneficially reuse waste and byproduct materials across many industries. The Company has locations in approximately 30 countries, including the U.S. The Company was incorporated in 1956.

The Company's operations consist of two reportable segments: Harsco Environmental and Clean Earth. HE operates primarily under long-term contracts, providing critical environmental services and material processing to the global steel and metals industries, including zero-waste solutions for manufacturing byproducts within the metals industry. CE provides specialty waste processing, treatment, recycling, and beneficial reuse solutions for customers in the industrial, retail, healthcare, and construction industries across a variety of waste needs, including hazardous, non-hazardous, and contaminated soils and dredged materials.

The Company is in the process of selling the Rail business. The intention to sell the business was first announced in the fourth quarter of 2021. The sales process was delayed due to certain macroeconomic conditions, including rising interest rates. The carrying value of the assets and liabilities of Rail are classified as Assets held-for-sale and Liabilities of assets held-for-sale on the Consolidated Balance Sheets and the operating results of Rail are reflected in the Consolidated Statements of Operations as discontinued operations for all periods presented.

The Company maintains a positive outlook across its businesses supported by favorable underlying growth characteristics in its businesses and investments by the Company to further supplement growth. The Company's view beyond 2023 is supported by the below factors, which should be considered in the context of other risks, trends and strategies, as referenced in Part I, Item 1A, Risk Factors:

•HE: 2024 results are expected to be modestly above 2023 results as positive impacts from higher service pricing, net of inflation, as well as operational improvement initiatives and higher environmental services demand, including those linked to growth investments and new contracts, are expected to be offset by the impacts of lower commodity prices and lower demand for downstream products. The global steel market has experienced a period of volatility in recent quarters due to the Russia-Ukraine conflict and the resulting energy crisis in Europe, as well as inventory management through the steel industry supply-chain and a change to the economic conditions due to rising interest rates. Underlying business conditions have stabilized in 2023 and these external factors are not anticipated to have a material impact on performance in 2024. Over the longer-term, the Company expects HE to grow as a result of economic growth that supports higher global steel consumption, as well as investments and innovation that support the environmental solutions needs of customers.

•CE: 2024 results are anticipated to improve compared to 2023, as a result of higher services pricing, net of inflation, cost and operational improvements and an increase in environmental services demand across certain end-markets. These benefits will offset against certain favorable items, including the settlement of a pricing dispute with a customer, that occurred in 2023, and are not expected to repeat in 2024. Longer-term, the Company expects this segment to benefit from positive underlying market trends, supported by increased environmental regulation, further growth opportunities, lower capital requirements and its attractive asset position, as well as from the less cyclical and more recurring nature of this business.

Results of Operations
Amounts included in this Part II. Item 7. Results of Operations of this Annual Report on Form 10-K are rounded in millions and all percentages are calculated based on actual amounts. As a result, minor differences may exist due to rounding.
Revenues by Segment

(Dollars in millions)	2023	2022	Change	%
Harsco Environmental	$1,140.9	$1,061.2	$79.7	7.5%
Clean Earth	928.3	827.8	100.5	12.1
Total Revenues	$2,069.2	$1,889.1	$180.2	9.5%

Revenues by Region

(Dollars in millions)	2023	2022	Change	%
North America	$1,246.9	$1,125.4	$121.5	10.8%
Western Europe	431.9	389.7	42.2	10.8%
Latin America (a)	170.2	155.2	15.0	9.6%
Asia-Pacific	113.8	119.4	(5.6)	(4.7)%
Middle East and Africa	86.9	79.6	7.3	9.2%
Eastern Europe	19.6	19.8	(0.2)	(0.9)%
Total Revenues	$2,069.2	$1,889.1	$180.2	9.5%
(a) Includes Mexico.

Operating Income (Loss) by Segment

(Dollars in millions)	2023	2022	Change	%
Harsco Environmental	$77.6	$59.6	$18.1	30.3%
Clean Earth	77.0	(81.8)	158.8	194.1%
Corporate	(43.6)	(35.1)	(8.5)	(24.1)%
Total Operating Income (Loss)	$111.0	$(57.3)	$168.4	293.6%

Operating Margins by Segment

	2023	2022
Harsco Environmental	6.8%	5.6%
Clean Earth	8.3%	(9.9)%
Consolidated Operating Margin	5.4%	(3.0)%

Harsco Environmental Segment:

Significant Effects on Revenues (In millions)
Revenues—2022	$1,061.2
Net effects of price/volume changes, primarily attributable to volume changes and service mix	74.6
Foreign currency translation	(8.1)
Net impact of new contracts and lost contracts	13.0
Other	0.2
Revenues—2023	$1,140.9

The following factors contributed to the changes in operating income (loss) for the year ended December 31, 2023.

Factors Positively Affecting Operating Income:
•The year ended December 31, 2022 included an intangible asset impairment charge of $15.0 million related to the Altek Group ("Altek"), which also positively impacted operating income by $2.8 million in 2023 as a result of lower amortization expense on the remaining intangible asset.
•Higher core service revenues from Altek also positively impacted operating income by $6.4 million for the year ended December 31, 2023, when compared to the prior year.
•Operating income was positively affected by increased revenue under environmental service contracts due, in part, to higher overall service levels at certain sites for the year ended December 31, 2023.
•A net gain of $8.1 million was recognized during the year ended December 31, 2023 related to a lease modification that resulted in a lease incentive for a site relocation in the U.S., offset by relocation costs incurred.
•Decreased fuel costs due to lower oil prices in 2023 positively impacted operating income by $4.4 million.

Factors Negatively Impacting Operating Income:
•An impairment charge of $14.1 million was recorded during the year ended December 31, 2023 related to abandoned equipment at an HE site in China.
•An accounts receivable provision of $5.3 million was recorded during the year ended December 31, 2023 related to a customer in the Middle East who has idled operations, which is included in Selling, general and administrative expenses ("SG&A") on the Company's Consolidated Statements of Operations.
•The impact of foreign currency translation, including the devaluation of the Argentina Peso to the U.S. Dollar, negatively impacted operating income by $3.8 million during the year ended December 31, 2023.
•Impact of cost increases related to labor and maintenance due to inflation for the year ended December 31, 2023.

Clean Earth Segment:

Significant Effects on Revenues (In millions)
Revenues—2022	$827.8
Net effects of price/volume changes, primarily attributable to pricing changes	94.5
Impact of pricing settlement	6.0
Revenues—2023	$928.3

The following factors contributed to the changes in operating income (loss) for the year ended December 31, 2023.

Factors Positively Affecting Operating Income:
•A goodwill impairment charge of $104.6 million was recorded during the year ended December 31, 2022.
•Favorable changes of $60.0 million during the year ended December 31, 2023 related to pricing and mix in the hazardous waste business and operational cost reduction initiatives, partially offset by increased compensation expense, disposal and transportation costs.
•Favorable changes of $13.4 million during the year ended December 31, 2023 related to pricing and mix at certain sites in the soil and dredged materials business.
•Operating income was positively impacted by $6.0 million during the year ended December 31, 2023 due to the settlement of a pricing dispute over services performed in prior periods in the hazardous waste business.

Factors Negatively Impacting Operating Income:
•SG&A increase of $25.1 million during the twelve months ended December 31, 2023, primarily from increased incentive compensation costs and information technology-related costs, when compared to 2022.

Corporate Costs:

In addition to the factors highlighted above that positively affected or negatively impacted segment operating income, the Company's Corporate function was negatively impacted by $9.5 million of higher compensation expense, primarily for incentive compensation, during the twelve months ended December 31, 2023 when compared with the twelve months ended December 31, 2022.

Consolidated Results

(In millions, except per share information and percentages)	2023	2022	2021
Revenues	$2,069.2	$1,889.1	$1,848.4
Cost of sales	1,633.7	1,553.3	1,490.6
Selling, general and administrative expenses	312.4	268.1	272.2
Research and development expenses	1.3	0.7	1.0
Goodwill and other intangible asset impairment charges	—	119.6	—
Property, plant and equipment impairment charge	14.1	—	—
Other (income) expenses, net	(3.2)	4.7	(3.7)
Operating income (loss) from continuing operations	111.0	(57.3)	88.4
Interest income	6.7	3.6	2.2
Interest expense	(103.9)	(75.2)	(63.2)
Facility fees and debt-related income (expense)	(10.8)	(3.0)	(5.5)
Defined benefit pension income (expense)	(21.6)	8.9	15.6
Income (loss) from continuing operations before income taxes and equity income	(18.6)	(123.0)	37.5
Income tax benefit (expense) from continuing operations	(28.2)	(10.4)	(9.1)
Equity income (loss) of unconsolidated entities, net	(0.8)	(0.2)	(0.3)
Income (loss) from continuing operations	(47.5)	(133.5)	28.1
Income (loss) from discontinued businesses	(39.3)	(50.3)	(25.9)
Income tax benefit (expense) from discontinued businesses	(1.4)	7.4	0.5
Income (loss) from discontinued operations, net of tax	(40.6)	(42.9)	(25.4)
Net income (loss)	(88.1)	(176.4)	2.7
Total other comprehensive income (loss)	27.3	(11.6)	84.1
Total comprehensive income (loss)	(60.8)	(188.0)	86.8
Diluted earnings (loss) per share from continuing operations attributable to Enviri Corporation common stockholders	$(0.57)	$(1.73)	$0.28
Effective income tax rate from continuing operations	(151.9)%	(8.4)%	24.2%
Comparative Analysis of Consolidated Results
Revenues
Revenues for 2023 increased $180.2 million, or 10%, from 2022. Revenues for 2022 increased $40.7 million, or 2%, from 2021. These increases were attributable to the following significant items:

Changes in Revenues (In millions)	2023 vs. 2022	2022 vs. 2021
Net effect of price/volume changes in HE, primarily attributable to volume and service mix	$74.6	$74.7
Net effect of price/volume changes in CE, primarily attributable to pricing changes	94.5	47.5
Net impact of new contracts and lost contracts (including exited underperforming contracts) in HE	13.0	(10.4)
Impact of foreign currency translation	(8.1)	(70.2)
Impact of pricing settlement in CE	6.0	—
Other	0.2	(1.0)
Total change in revenues	$180.2	$40.7

Cost of Sales
Cost of sales for 2023 increased $80.3 million or 5% from 2022. Cost of sales for 2022 increased $62.8 million, or 4%, from 2021. These increases were attributable to the following significant items:

Change in Cost of Sales (In millions)	2023 vs. 2022	2022 vs. 2021
Change in costs due to changes in revenues volume	$92.4	$50.3
Changes in costs due to change in prices, including materials, labor, fuel, transportation and maintenance and service mix, net of cost reduction initiatives	(8.4)	68.4
Impact of foreign currency translation	(6.2)	(60.3)
Other	2.5	4.3
Total change in cost of sales	$80.3	$62.8

Selling, General and Administrative Expenses
SG&A increased $44.3 million, or 17%, during the year ended December 31, 2023, compared to 2022, primarily as a result of higher compensation costs of $28.8 million, mainly from CE and Corporate. Increases in 2023 SG&A from 2022 also includes $6.6 million in bad debt expense, which is primarily due to the HE accounts receivable provision, and $3.9 million in increased information technology-related costs.

SG&A expenses for 2022 decreased $4.2 million, or 2%, from 2021, which was primarily driven by a $5.5 million reduction in professional fees during the year ended December 31, 2022, principally in CE and Corporate, partially offset by higher rent expense of $1.7 million across all segments.

Goodwill and Other Intangible Asset Impairment Charges
The Company recorded impairment charges of $119.6 million during the year ended December 31, 2022, which included a $104.6 million charge related to goodwill in CE and a $15.0 million intangible asset impairment in HE. There were no such charges incurred during the years ended December 31, 2023 and 2021.

See the Fair Value Estimates for Business Combinations and Goodwill and the Long-lived Asset Impairment (Other than Goodwill) paragraphs under Part II, Item 7 Management's Discussion and Analysis, Application of Critical Accounting Policies and Critical Accounting Estimates for further details.

Property, Plant and Equipment Impairment Charge
During the year ended December 31, 2023, the Company recorded an impairment charge of $14.1 million in the HE segment. See Note 6, Property, Plant and Equipment in Part II, Item 8, Financial Statements and Supplementary Data for further discussion regarding the impairment. There were no such charges incurred during the years ended December 31, 2022 and 2021.

Other (Income) Expenses, Net
The major components of this Consolidated Statements of Operations caption are detailed below. See Note 18, Other (Income) Expenses, Net, in Part II, Item 8, Financial Statements and Supplementary Data, for additional information.

	Other (Income) Expenses
(In thousands)	2023	2022	2021
Employee termination benefit costs	$3,651	$6,490	$4,766
Net gains	(250)	(4,013)	(8,902)
Contingent consideration adjustments	(848)	(827)	—
Asset impairments	88	641	1,005
Other costs (income) to exit activities	(5,118)	1,446	663
Other (income) expense	(742)	1,000	(1,254)
Total other (income) expenses, net	$(3,219)	$4,737	$(3,722)
Interest Expense
Interest expense in 2023 was $103.9 million, an increase of $28.7 million, or 38%, compared with 2022, which is primarily due to higher weighted average interest rates, in addition to higher net borrowings, on the Company's Senior Secured Credit Facilities during 2023.
Interest expense in 2022 was $75.2 million, an increase of $11.9 million, or 19%, compared with 2021. This increase primarily relates to higher weighted average interest rates, in addition to increased borrowings, on the Company's Senior Secured Credit Facilities during 2022.
See Note 8, Debt and Credit Agreements in Part II, Item 8, Financial Statements and Supplementary Data, for additional information.

Facility Fees and Debt-Related Income (Expense)
During 2023, the Company recognized $10.8 million of net expense primarily from fees related to the Company's AR Facility, which reflects an increase in fees as a result of higher weighted average interest rates, when compared to 2022.

During 2022, the Company recognized $3.0 million of net expense, which included fees related to amending the Company's Senior Secured Credit Facilities and fees related to the Company's AR Facility, which was not effective until June 2022. A $2.3 million gain on the repurchase of $25.0 million of Senior Notes recognized during the year ended December 31, 2022 partially offset these fees.

During 2021, the Company recognized $5.5 million of fees and other costs primarily related to the amended Senior Secured Credit Facilities.

See Note 8, Debt and Credit Agreements in Part II, Item 8, Financial Statements and Supplementary Data, for additional information.
Defined Benefit Pension Income (Expense)
Defined benefit pension expense in 2023 was $21.6 million, compared to defined benefit pension income of $8.9 million in 2022. This change is primarily related to the impact of higher discount rates applied to the Company's 2023 pension plan obligations and a lower expected return on plan assets in the current year due to lower plan asset values at December 31, 2022.

Defined benefit pension income in 2022 was $8.9 million, compared to defined benefit pension income of $15.6 million in 2021. This change is primarily the result of a lower assumed rate of return on plan assets in 2022.

See Note 10. Employee Benefit Plans in Part II, Item 8, Financial Statements and Supplementary Data, for additional information.

Income Tax Expense from Continuing Operations
Income tax expense from continuing operations in 2023 was $28.2 million, compared with $10.4 million income tax expense from continuing operations in 2022. The effective income tax rate relating to continuing operations for 2023 was (151.9)%, compared to (8.4)% for 2022. The increase in income tax expense was primarily due to business improvement in CE, an increase in disallowed interest expense in 2023 due to higher interest expense on the Company's Senior Secured Credit Facilities, a $3.7 million income tax charge from the derecognition of prior year deferred tax assets in China, a $3.0 million tax benefit recorded in 2022 on the deductible portion of the CE goodwill impairment not recurring in 2023, an increase in the U.K. defined benefit pension expense with no tax benefit and the change in mix of income in various countries. The increase in effective tax rate was primarily due to the business improvement in CE, the $104.6 million CE goodwill impairment, not recurring in 2023, and the change in mix of income.

Income tax expense from continuing operations in 2022 was $10.4 million, compared with $9.1 million income tax expense from continuing operations in 2021. The effective income tax rate relating to continued operations for 2022 was (8.4)%, versus 24.2% for 2021. The increase in income tax expense was primarily due to increased disallowed interest expense in 2022 as a result of lower taxable income in U.S. and a $6.8 million Brazil tax benefit recorded in 2021 resulting from the recognition of deferred tax assets not recurring in 2022, partially offset by a $3.0 million tax benefit recorded on the $104.6 million CE goodwill impairment and the change in mix of income in various countries. The decrease in effective tax rate was primarily due to the CE goodwill impairment, the intangible assets impairment recorded for the Altek business, and the change in mix of income, partially offset by a $6.8 million Brazil tax benefit recorded in 2021 resulting from the recognition of deferred tax assets not recurring in 2022.

See Note 11, Income Taxes in Part II, Item 8, Financial Statements and Supplementary Data, for additional information.

Income (Loss) from Discontinued Businesses
The operating results of Rail and costs directly attributable to the sale of the business, have been reflected as discontinued operations in the Company's Consolidated Statements of Operations for all periods presented. In addition, this caption includes costs directly attributable to retained contingent liabilities of other previously disposed businesses, which are not significant. The decrease in loss during the year ended December 31, 2023 was related primarily to a reduction in forward estimated contract loss provisions of $11.7 million related to the Company's long-term contracts with Network Rail, Deutsche Bahn and SBB, compared to the forward estimated loss provisions recorded during the year ended December 31, 2022, as well as increases in revenues from contracts services and spare part sales in 2023. These favorable impacts were partially offset by losses from out-of-period adjustments of $5.1 million, which were the result of identified errors related to value-added taxes and inventory, in addition to a $4.4 million increase in SG&A, primarily as a result of higher compensation costs. The out-of-period adjustments are further described in Note 1, Summary of Significant Accounting Policies in Part II, Item 8. Financial Statements and Supplementary Data.

The primary driver for the loss increase in 2022 was the recognition of incremental forward estimated loss provisions of $11.1 million for these same long-term contracts referenced above, in addition to lower business performance from reduced revenue from railway track maintenance equipment, as compared to 2021.

It is possible that the Company's overall estimate of liquidated damages, penalties and costs to complete these contracts may increase, which would result in an additional estimated forward loss provision at such time that could be material. See Note 3, Discontinued Operations in Part II, Item 8, Financial Statements and Supplementary Data, for additional information.

Total Other Comprehensive Income (Loss)
Total other comprehensive income was $27.3 million in 2023, compared with total other comprehensive loss of $11.6 million in 2022. The primary driver of this change is the fluctuation of the U.S. dollar against certain currencies, inclusive of the impact of foreign currency translation of cumulative unrecognized actuarial losses on the Company's pension obligations.

Total other comprehensive loss was $11.6 million in 2022, compared with total other comprehensive income of $84.1 million in 2021. The primary driver of this loss was due to the strengthening of the U.S. dollar against certain currencies, inclusive of the impact of foreign currency translation of cumulative unrecognized actuarial losses on the Company's pension obligations, reflective of the strengthening of the U.S. dollar during the year ended December 31, 2022. 2022 was further negatively impacted by a lower return on plan assets than expected for both plans, partially offset by higher discount rates for the U.S. and U.K. pension plans.

Liquidity and Capital Resources
Cash Flow Summary
The Company currently expects to have sufficient financial liquidity and borrowing capacity to support the strategies within each of its businesses. The Company also currently expects operational and business needs, in addition to repayment of its current debt maturities, to be met by cash provided by operations, supplemented with borrowings from time to time principally under the Senior Secured Credit Facilities. The Company expects the Senior Secured Credit Facilities to be fully available based on continued compliance with the related covenants based on its current outlook. The Company supplements the cash provided by operations with borrowings from time to time due to historical patterns of seasonal cash flow and the funding of various projects and regularly assesses capital needs in the context of operational trends and strategic initiatives.

Cash flows from operating, investing and financing activities, as reflected on the Consolidated Statements of Cash Flows, are summarized in the following table:

(In millions)	2023	2022	2021
Net cash provided (used) by:
Operating activities	$114.4	$150.5	$72.2
Investing activities	(116.6)	(99.1)	(124.4)
Financing activities	44.8	(42.8)	60.2
Effect of exchange rate changes on cash	(3.1)	(10.7)	(0.5)
Net change in cash and cash equivalents	$39.5	$(2.0)	$7.5

Cash provided (used) by operating activities — Net cash provided by operating activities in 2023 was $114.4 million, a decrease of $36.1 million from 2022. This 2023 decrease is primarily due to the sale of $145.0 million of the Company's accounts receivable through its AR Facility during the year ended December 31, 2022, compared to $5.0 million sold during 2023. This cash inflow decrease was offset by higher cash net income from improved business performance from continuing operations during the year ended December 31, 2023, when compared to the prior year, in addition to favorable changes in net working capital in 2023. The favorable changes in net working capital principally related to the timing of payments for accrued compensation and changes in retirement plan liabilities, which were partially offset by changes from the timing of payments in accounts payable.
Also included in the Cash flows from operating activities section of the Consolidated Statements of Cash Flows is the caption, Other assets and liabilities. A summary of the major components of this caption for the periods presented is as follows:

(In millions)	2023	2022	2021
Net cash provided (used) by:
Change in income taxes	$7.0	$(3.5)	$4.8
Change in prepaid expenses	(4.0)	(5.8)	(1.8)
Change in reserve for contract losses	20.2	15.1	13.6
Other (a)	8.1	(15.0)	5.0
Total change in Other assets and liabilities	$31.3	$(9.2)	$21.6
(a)     Other relates primarily to other accruals that are individually not significant.
Cash used by investing activities — Net cash used by investing activities during the year ended December 31, 2023 was $116.6 million, an increase in cash used of $17.5 million from 2022, which is primarily due to less net proceeds received from both the settlement of foreign currency forward exchange contracts and from the sale of assets, partially offset by an increase in proceeds received from the Company's note receivable.
Cash provided (used) by financing activities — Net cash provided by financing activities during the year ended December 31, 2023 was $44.8 million, compared to net cash used by financing activities of $42.8 million in 2022, which is mostly due to a change in net borrowings of $44.5 million during 2023 resulting from the changes in cash flows from operating and investing activities noted above.
Cash Requirements
The Company's expected future payments related to contractual obligations and commercial commitments at December 31, 2023 consist of:
•Principal payments related to our short-term borrowings and long-term debt obligations that are included in our Consolidated Balance Sheets. See Note 8, Debt and Credit Agreements in Part II, Item 8 Financial Statements and Supplementary Data for additional information on short-term borrowings and long-term debt.
•Projected interest payments on long-term debt are anticipated to be approximately $98 million annually based upon borrowings, interest rates and foreign currency exchange rates at December 31, 2023. The interest rates on variable-rate debt and foreign currency exchange rates are subject to changes beyond the Company's control and may result in actual interest expense and payments differing from the projected amounts. The Company uses interest rate swaps in conjunction with certain variable rate debt issuances to secure a fixed interest rate.
•Projected facility fee payments on the AR Facility are expected to be $9.8 million annually based on the drawn amount and rates at December 31, 2023. The rates are variable, and are subject to changes beyond the Company's control and may result in facility fees differing from the projected amounts.
•Purchase obligations representing legally binding obligations to purchase property, plant and equipment, inventory and other commitments made in the normal course of business to meet operations requirements. At December 31, 2023, the Company has $162.3 million of outstanding purchase commitments, of which $73.7 million will be fulfilled in the next twelve months, and includes commitments of $17.7 million related to the Rail business.
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
•Expected net cash payable of $7.0 million representing the fair value of the foreign currency exchange contracts outstanding at December 31, 2023. The foreign currency exchange contracts are recorded on the Consolidated Balance Sheets at fair value. See Note 15, Financial Instruments in Part II, Item 8 Financial Statements and Supplementary Data, for additional information.

•At December 31, 2023, in addition to the above contractual obligations, the Company had $3.4 million of potential long-term tax liabilities, including interest and penalties, related to uncertain tax positions. Because of the high degree of uncertainty regarding the future cash flows associated with these potential long-term tax liabilities, the Company is unable to estimate the years in which settlement will occur with the respective taxing authorities.

Off-Balance Sheet Arrangements

The following table summarizes the Company's contingent commercial commitments at December 31, 2023. These amounts are not included on the Consolidated Balance Sheets since there are no current circumstances known to management indicating that the Company will be required to make payments on these contingent commercial commitments.
Commercial Commitments at December 31, 2023

		Amount of Commercial Commitment Expiration Per Period
(In millions)	Total	Less than 1 Year	1-3 Years	3-5 Years	Over 5 Years	Indefinite Expiration
Performance bonds	$223.4	$131.8	$87.1	$0.1	$0.1	$4.3
Standby letters of credit	78.6	69.9	8.7	—	—	—
Guarantees	187.6	23.9	155.7	3.8	—	4.3
Total commercial commitments (a)	$489.6	$225.6	$251.5	$3.9	$0.1	$8.6
(a) Includes total commitments of $360.1 million for the Rail business.
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

Summary of Senior Secured Credit Facilities and Notes: (In millions)	December 31 2023	December 31 2022
By type:
Revolving Credit Facility	$422.0	$370.0
New Term Loan	487.5	492.5
5.75% Senior Notes	475.0	475.0
Total	$1,384.5	$1,337.5
By classification:
Current	$5.0	$5.0
Long-term	1,379.5	1,332.5
Total	$1,384.5	$1,337.5

Senior Secured Credit Facilities
In February 2022, the Company amended its Senior Credit Facilities to reset the levels of the Net Debt to consolidated adjusted EBITDA ratio covenant. As a result of this amendment, the total Net Debt to Consolidated Adjusted EBITDA ratio covenant was set at 5.50x for the quarter ending June 30, 2022, and decreases quarterly by 0.25x until reaching 4.00x for the quarter ending December 31, 2023 and thereafter. In addition, upon closing on the divestiture of Rail, the total Net Debt to Consolidated Adjusted EBITDA ratio covenant will decrease by an additional 0.25x, provided, however, it will not go below 4.00x and a minimum Consolidated Adjusted EBITDA to consolidated interest charges ratio covenant, which is not to be less than 3.0x, will be maintained.

In connection with entering into its AR Facility in June 2022, the Company amended its Senior Secured Credit Facilities to increase the permitted maximum outstanding amount of a securitization facility to $150.0 million. Certain other covenants and definitions were also modified to facilitate the AR Facility. The terms of the AR Facility are further described below under Other.

In August 2022, the Company amended its Revolving Credit Facility under its Credit Agreement to increase certain levels in the total net leverage covenant, temporarily reduce the ratio under the interest coverage covenant and add a new pricing level applicable to revolving credit loans. Revolving credit loans bear interest at a rate, depending on total net leverage, ranging from 50 to 175 basis points over base rate or 150 to 275 basis points over LIBOR, subject to a zero floor. The Company’s total net leverage is capped at 5.50x of Consolidated Adjusted EBITDA through the end of 2023; the maximum total net leverage ratio decreases quarterly thereafter, reaching 4.00x for the last quarter in 2024 and thereafter. The total net leverage ratio covenant applicable to the third quarter of 2024 and earlier is subject to a 0.50x decrease upon closing of the divestiture of Rail. The Company’s required coverage of consolidated interest charges is set at a minimum of 2.75x of Consolidated Adjusted EBITDA through the end of 2024 (subject to an increase to 3.0x upon closing of the divestiture of Rail), and leveling at 3.0x for the first quarter in 2025 and thereafter. Any principal amount outstanding under the Revolving Credit Facility remains due and payable on its maturity on March 10, 2026.

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

During the years ended December 31, 2023, 2022 and 2021, the Company recognized $12 thousand, $1.7 million and $5.5 million, respectively, of fees and expenses related to amendments to the Senior Secured Credit Facilities in the caption Facility fees and debt-related income (expense) on the Consolidated Statements of Operations. The year ended December 31, 2021 includes a write-off of $2.7 million of previously recorded deferred financing costs.

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

The following table shows the amount outstanding under the Revolving Credit Facility and available credit at December 31, 2023.

	December 31, 2023
(In thousands)	Facility Limit	Outstanding Balance	Outstanding Letters of Credit	Available Credit
Revolving Credit Facility (a U.S.-based program)	$700,000	422,000	30,817	$247,183

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

The Company maintains a revolving trade receivables securitization facility to accelerate cash flows from trade receivables under its AR Facility with PNC Bank, National Association ("PNC"). The Company and its designated subsidiaries continuously sell their trade receivables as they are originated to its SPE. The SPE transfers ownership and control of qualifying receivables to PNC, up to a maximum purchase commitment of $150.0 million. During the years ended December 31, 2023 and 2022, the Company received proceeds of $5.0 million and $145.0 million, respectively, from the AR Facility. At the inception of the AR Facility in June 2022, the Company capitalized fees of $1.8 million related to the AR Facility, of which $0.6 million and $0.3 million were expensed in the caption Facility fees and debt-related income (expense) on the Company's Consolidated Statements of Operations during the years ended December 31, 2023 and 2022, respectively.

See Note 8, Debt and Credit Agreements in Part II, Item 8 Financial Statements and Supplementary Data for additional details on the Company's Senior Secured Credit Facilities and other long-term debt, in addition to Note 4, Accounts Receivable and Notes Receivable in Part II, Item 8 Financial Statements and Supplementary Data for additional details on the Company's AR Facility.

Certainty of Cash Flows
The majority of the Company's cash flows provided by operations has historically been generated in the second half of the year. The certainty of the Company's future cash flows is underpinned by the long-term nature of the Company's HE services contracts and the recurring nature of revenues within CE.
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

Debt Covenants
The Senior Secured Credit Facilities contains a consolidated Net Debt to Consolidated Adjusted EBITDA ratio covenant, which is not to exceed 5.50x at December 31, 2023, and a minimum consolidated adjusted EBITDA to consolidated interest charges ratio covenant, which is not to be less than 2.75x. At December 31, 2023, the Company was in compliance with these covenants, with a net leverage ratio of 4.14x and an interest coverage ratio of 3.03x. Based on balances and covenants in effect at December 31, 2023, the Company could increase Net Debt by $439.8 million and still be in compliance with these debt covenants. Alternatively, Consolidated Adjusted EBITDA could decrease by $29.8 million or interest expense could increase by $10.8 million and the Company would remain in compliance with these covenants. The Company believes it will continue to maintain compliance with all covenants over the next twelve months based on its current outlook. However, the Company’s estimates of compliance with these covenants could change in the future with a deterioration in economic conditions, higher than forecasted interest rate increases, or an inability to successfully execute its plans by quarter to sustain increased pricing and continue to execute cost reduction initiatives that substantially mitigate the impacts of inflation and other factors may adversely impact its realized operating margins

Cash Management
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

At December 31, 2023, the Company's consolidated cash and cash equivalents included $113.4 million held by non-U.S. subsidiaries. At December 31, 2023, approximately 16.1% of the Company's consolidated cash and cash equivalents had regulatory restrictions that would preclude the transfer of funds with and among subsidiaries. Non-U.S. subsidiaries also held $30.6 million of cash and cash equivalents in consolidated strategic ventures. The strategic venture agreements may require strategic venture partner approval to transfer funds with and among subsidiaries. While the Company's remaining non-U.S. cash and cash equivalents can be transferred with and among subsidiaries, the majority of these non-U.S. cash balances will be used to support the ongoing working capital needs and continued growth of the Company's non-U.S. operations.

Application of Critical Accounting Policies and Critical Accounting Estimates
The Company's discussion and analysis of its financial condition and results of operations are based upon the consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, the Company evaluates its critical accounting estimates, including those related to defined benefit pension benefits, notes and accounts receivable, fair value estimates for business combinations and goodwill, long-lived asset impairment, over time revenue recognition - cost-to-cost method and income taxes. The impact of changes in these estimates, as necessary, is reflected in the respective segment's results of operations in the period of the change. The Company bases estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different outcomes, assumptions or conditions.
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
The discount rates used in calculating the Company's projected benefit obligations at the December 31, 2023 measurement date for the U.K. and U.S. defined benefit pension plans were 4.8% and 5.0%, respectively, and the global weighted-average discount rate was 4.8%. The discount rates selected represent level-equivalent rates using the yield curve spot rates on a year-by-year expected cash flow basis, using yield curves of high-quality corporate bonds. Annual NPPC is determined using the discount rates at the beginning of the year. The discount rates for 2023 NPPC were 5.1% for the U.K. plan, 5.3% for the U.S. plans and 5.1% for the global weighted-average of plans.
The expected long-term rate of return on plan assets is determined by evaluating the asset return expectations with the Company's advisors as well as actual, long-term, historical results of asset returns for the pension plans. Generally, the NPPC increases as the expected long-term rate of return on assets decreases. For 2023 and 2022, the global weighted-average expected long-term rate of return on asset assumption was 5.5% and 4.7%, respectively. This rate was determined based on a model of expected asset returns for an actively managed portfolio.

Changes in NPPC may occur in the future due to changes in actuarial assumptions and due to changes in returns on plan assets resulting from financial market conditions. Holding all other assumptions constant, using December 31, 2023 plan data, a one-quarter percent increase or decrease in the discount rate and the expected long-term rate of return on plan assets would increase or decrease annual 2024 pre-tax defined benefit NPPC (expense) as follows:

	Increase (Decrease) to 2024 NPPC
(In millions)	U.S. Plans	U.K. Plan
Discount rate
One-quarter percent increase	$—	$(0.2)
One-quarter percent decrease	—	0.2
Expected long-term rate of return on plan assets
One-quarter percent increase	$(0.4)	$(1.6)
One-quarter percent decrease	0.4	1.6
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
At December 31, 2023 and 2022, trade accounts receivable of $280.8 million and $264.4 million, respectively, were net of reserves of $15.5 million and $8.3 million, respectively.
Critical Estimate—Accounts Receivable
A considerable amount of judgment is required to assess the realizability of receivables, including the current creditworthiness of each customer, related aging of past due balances and the facts and circumstances surrounding any non-payment. The Company's provisions for expected credit losses during 2023, 2022 and 2021 were $7.0 million, $0.4 million and $0.6 million, respectively.
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
See Note 4, Accounts Receivable and Note Receivable in Part II, Item 8, Financial Statements and Supplementary Data and Schedule II, Valuation and Qualifying Accounts in Part IV, Item 15, Exhibit and Financial Statement Schedules for additional information.

Fair Value Estimates for Goodwill
The Company accounts for business combinations using the acquisition method of accounting, which requires that once control is obtained, all assets acquired and liabilities assumed, including amounts attributable to noncontrolling interests, be recorded at their respective fair values at the date of acquisition.
The Company's goodwill balances were $768.0 million and $759.3 million at December 31, 2023 and 2022, respectively. The Company performs its annual goodwill impairment test as of October 1.

Critical Estimate— Goodwill
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
In applying the goodwill impairment test, the Company has the option to perform a qualitative test, a quantitative test or both. Under the qualitative test, the Company assesses qualitative factors to determine whether it is more likely than not that the fair value of the reporting units is less than its carrying value. Qualitative factors may include, but are not limited to, economic conditions, industry and market considerations, cost factors, overall financial performance of the reporting unit and other entity and reporting unit specific events. If, after assessing these qualitative factors, the Company determines it is “more-likely-than-not” that the fair value of the reporting unit is less than the carrying value, the Company would perform a quantitative test.
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

The performance of the Company's 2023 annual quantitative impairment tests did not result in any impairment of the Company's goodwill.

The Harsco Environmental reporting unit's estimated fair value at October 1, 2023 was approximately 23.0% more than the net book value. The goodwill allocated to the Harsco Environmental reporting unit, which is defined as HE, is $388.7 million at December 31, 2023. The related DCF model for this reporting unit included several key assumptions related to certain price increases and expected operational improvement initiatives. Significant assumptions utilized in the DCF model include a WACC of 12.0%, an average annual revenue growth rate of approximately 3% and average annual free cash flow growth rate of approximately 3.0%. Assuming all other factors remain the same, a 100-basis point increase in the discount rate would decrease the excess of estimated fair value over net book value to approximately 12.0% and a 1% decrease in the average annual free cash flow growth rate would decrease the excess of estimated fair value over the net book value to approximately 12.0%.

The Clean Earth reporting unit's estimated fair value at October 1, 2023 was approximately 12.0% more than the net book value. The goodwill allocated to the Clean Earth reporting unit, which is defined as the Clean Earth Segment, is $379.3 million at December 31, 2023. The related DCF model for this reporting unit included several key assumptions related to certain price increases and expected cost and operational improvements. Significant assumptions utilized in the DCF model include a WACC of 13.0%, an average annual revenue growth rate of 3.0% and average annual free cash flow growth rate of approximately 5%. Assuming all other factors remain the same, a 100-basis point increase in the discount rate would reduce the estimated fair value to approximately 2% above the net book value and a 1% decrease in average annual free cash flow growth would reduce the estimated fair value to approximately 2% above the net book value.
See Note 1, Summary of Significant Accounting Policies and Note 7, Goodwill and Other Intangible Assets in Part II, Item 8, Financial Statements and Supplementary Data, for additional information.

Long-lived Asset Impairment (Other than Goodwill)
Long-lived assets (or asset groups) are reviewed for impairment when events and circumstances indicate that the book value of an asset (or asset group) may be impaired. The amounts charged against pre-tax income from continuing operations related to impaired long-lived assets (or asset groups), other than definite-lived intangibles, included in Other (income) expenses, net on the Consolidated Statements of Operations were $0.1 million, $0.6 million and $1.0 million in 2023, 2022 and 2021, respectively.

In addition, during the year ended December 31, 2023, the Company recorded an impairment charge against pre-tax income from continuing operations related to abandoned equipment at a previous HE site of $14.1 million included in Property, plant and equipment impairment charge in the Company's Consolidated Statements of Operations.

The amount charged against pre-tax income from continuing operations related to impaired definite-lived intangibles included in Goodwill and other intangible asset impairment charges on the Consolidated Statements of Operations was $15.0 million for the year ended December 31, 2022. There were no definite-lived intangible impairment charges in 2023 and 2021.

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
Based on indicators of value obtained through the ongoing sale process as well as continuous evaluation of Rail’s business results, the Company performed a quantitative test to assess the recoverability of Rail’s asset group as of December 31, 2023. The Company used multiple methods to determine Rail’s fair value, judgmentally weighted for our assessment of the reliability of indication of fair value. The fair value methods included the DCF method, the guideline public company method and use of indicators of value obtained from the sale process. For the DCF method, a number of significant assumptions and estimates are involved in the preparation of DCF models including future revenues and operating margin growth, the WACC and working capital projections. The future revenues and operating margin growth in the DCF model is based on approved forecasts for the early years and historical relationships and projections for later years. The WACC is derived based on a set of comparable public companies and is an indicator of the cost of capital for a market participant buyer in Rail’s industry. The guideline public company method provides indications of value using multiples derived from stock prices and financial information of publicly traded comparable companies to determine the fair value of Rail based on Rail’s historical financial information. The performance of the recoverability test indicated that the fair value of the Rail asset group continues to exceed the carrying value. Changes to the stated assumptions above, including the weighting between the methods applied and the assumptions within the various methods, could result in the recording of an impairment loss in future periods, which may be material.

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
Critical Estimate-Revenue Recognition - Cost-to-Cost Method
The Company uses the cost-to-cost method to measure progress because it is the measure that best depicts the transfer of control to the customer, which occurs as the Company incurs costs under the contracts. Under the cost-to-cost method, the extent of progress towards completion is based on the ratio of costs incurred to total estimated costs at completion which includes both actual costs already incurred and the estimated costs to complete. Accounting for contracts with customers using the cost-to-cost method requires significant judgment relative to assessing risks, estimating contract revenues (including estimates of variable consideration, if applicable, as well as estimating any liquidating damages or penalties related to performance); estimating contract costs (including estimating engineering costs to design the machine and the material, labor and overhead manufacturing costs to build the machine); making assumptions for schedule and technical items; properly executing the engineering and design phases consistent with customer expectations; the availability and costs of labor and material resources; productivity; and evaluating whether a significant financing component is present. Due to the number of years it may take to complete certain contracts and the scope and nature of the work required to be performed on those contracts, primarily in Rail, estimating total revenues and costs at completion is inherently complicated and subject to many variables. Accordingly, estimates are subject to change as experience is gained and as more information is obtained, even though the scope of the work under the contract may not have changed. When adjustments in estimated total contract sales or estimated total costs are required, any changes from prior estimates are recognized in current period earnings for the inception-to-date effect of such changes. When estimates of total costs to be incurred on a contract using the cost-to-cost method exceed estimates of total sales to be earned, a provision for the entire loss on the contract is recorded in current period earnings when the loss is determined. Railway track maintenance equipment revenue of approximately $70.9 million was recognized using the cost-to-cost method during the year ended December 31, 2023, in which the net profit or loss is included in Income (loss) from discontinued businesses in the Company's Consolidated Statements of Operations.
Rail continues to manufacture highly-engineered equipment under large long-term fixed-price contracts with Network Rail, Deutsche Bahn, and SBB. The Company has previously recognized estimated forward loss provisions related to these contracts of $44.5 million and $33.4 million for the years ended December 31, 2022 and 2021, respectively. These forward estimated loss provisions were due to several factors, such as material and labor cost inflation, supply chain delays to include the bankruptcy of a key vendor and increased engineering effort. These challenges continued into 2023 and the Company recorded an additional net $32.9 million forward loss provision for these contracts for the year ended December 31, 2023, as discussed further below.
For Network Rail, in the second quarter of 2023, the Company reversed a portion of its estimated forward loss provision in the amount of $23.6 million. The favorable adjustment was the result of an amendment to the contract with Network Rail in 2023, which extended the delivery schedule for the machines and reduced the estimate of liquidated damages. Partially offsetting this were higher estimated material, engineering and labor costs. During the fourth quarter of 2023, a loss provision of $9.2 million was recorded due to increased estimated manufacturing costs including higher labor and decreased production efficiency. The increase in estimated costs is due principally to additional experience gained during the manufacturing process, including the restart of production at an idled manufacturing facility.

For the Deutsche Bahn contract, during 2023 additional estimated forward loss provisions of $39.9 million were recorded, with $29.2 million recorded in the fourth quarter. The main drivers of the additional forward loss provisions are increased estimated costs for components and engineering, as well as well as additional penalties recorded due to delivery delays. The increased costs include additional costs for new supply chain partners after a critical European-based supplier that filed for bankruptcy in the 2022 and ceased operations during 2023.

For the second SBB contract, the Company recorded additional estimated forward loss provisions of $7.3 million for 2023, with $1.2 million recorded in the fourth quarter. The additional loss provision was due to increased estimates for material, engineering and commissioning costs for the remaining vehicles.

The estimated forward loss provisions represent the Company's best estimate based on currently available information. It is possible that the Company's overall estimate of liquidated damages, penalties and costs to complete these contracts may change, which could result in an additional estimated forward loss provision at such time that could be material. The Company will continue to update its estimates to complete these contracts, which will include the effect of negotiations with the customers regarding price increases, change orders and extensions to delivery schedules.

The first contract with SBB is complete. As of December 31, 2023, based on costs incurred, the second contract with SBB is 85% complete and the contracts with Network Rail and Deutsche Bahn are 53% and 40% complete, respectively.

Income Taxes
The Company's income tax expense, deferred tax assets and liabilities and reserves for uncertain tax positions reflect management's best estimate of taxes to be paid. The Company is subject to various international, federal, state, and local income taxes in the jurisdictions where the Company operates. In determining income tax expense, the Company makes its best estimate of the annual effective income tax rate at the end of each quarter and applies that rate to year-to-date income (loss) before income taxes to arrive at the year-to-date income tax provision (exclusive of loss jurisdictions for which no tax benefit is realizable with any discrete tax items recorded separately). At December 31, 2023, 2022 and 2021, the Company's annual effective income tax rate on income from continuing operations was (151.9)%, (8.4)% and 24.2%, respectively.

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
The Company records deferred tax assets to the extent the Company believes these assets will more likely than not be realized. In making such determinations, the Company considers all available evidence, including future reversals of existing deferred tax liabilities, projected future taxable income, feasible and prudent tax planning strategies, and recent financial operating results. If the Company determines that it will not be able to realize deferred income tax assets in the future, a valuation allowance is recorded. If sufficient positive evidence arises in the future indicating that all or a portion of the deferred tax assets meet the more likely than not standard for realization, the valuation allowance would be reduced accordingly in the period that such a conclusion is reached.
Valuation allowances of $112.9 million and $89.2 million at December 31, 2023 and 2022, respectively, related principally to deferred tax assets for pension liabilities, net operating losses ("NOLs"), disallowed interest expense and foreign currency translation that are uncertain as to realizability. At December 31, 2023, the Company recorded a $12.7 million valuation allowance increase related to disallowed interest expense, a $9.3 million valuation allowance increase related to current year losses in certain foreign jurisdictions where the Company determined that it is more likely than not that these assets will not be realized and a valuation allowance increase of $2.3 million from the effects of foreign currency translation adjustments.
An income tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on its technical merits. The unrecognized tax benefits at December 31, 2023 and 2022 were $2.1 million and $2.8 million, respectively, excluding accrued interest and penalties. The unrecognized income tax benefit may decrease because of the lapse of statute of limitations or because of final settlement and resolution of outstanding tax matters in various state and international jurisdictions.
The Company has historically calculated its quarterly tax provision based on its best estimate of the full year tax rate applicable to the quarter. Due to the insignificant amount of pre-tax book loss relative to the size of permanent book-tax differences and a varying net income (loss) pattern projected for the year, the Company’s tax provision estimate was determined using an actual year-to-date method during the first three quarters of 2023. In the prior years, the quarterly estimates were based on the forecasted full year rate. The Company did not significantly change the methodology for calculating income tax expenses, deferred tax assets and liabilities and reserves for uncertain tax positions for the years presented. See Note 11, Income Taxes in Part II, Item 8, Financial Statements and Supplementary Data, for additional information.

Recently Adopted and Recently Issued Accounting Standards

Information on recently adopted and recently issued accounting standards is included in Note 2, Recently Adopted and Recently Issued Accounting Standards, in Part II, Item 8, Financial Statements and Supplementary Data.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.
See the Risk Factors captioned, "Exchange rate fluctuations may adversely impact the Company's business," "The Company is exposed to counterparty risk in its derivative financial arrangements" and "The Company's variable rate indebtedness subjects it to interest rate risk, which could cause the Company's debt service obligations to increase significantly" in Part I, Item 1A, Risk Factors, for quantitative and qualitative disclosures about market risk.

Item 8.    Financial Statements and Supplementary Data.

Management's Report on Internal Control Over Financial Reporting
Management of Enviri Corporation, together with its consolidated subsidiaries (the "Company"), is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Securities Exchange Act of 1934 Rule 13a-15(f) or 15d-15(f). The Company's internal control over financial reporting is a process designed under the supervision of the Company's Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's consolidated financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America.
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
Management has assessed the effectiveness of its internal control over financial reporting as of December 31, 2023 based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company's internal control over financial reporting was effective as of December 31, 2023.
The effectiveness of the Company's internal control over financial reporting as of December 31, 2023 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm.

/s/ F. NICHOLAS GRASBERGER III	/s/ TOM VADAKETH
F. Nicholas Grasberger III Chairman, President and Chief Executive Officer	Tom Vadaketh Senior Vice President and Chief Financial Officer
February 29, 2024	February 29, 2024

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Enviri Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Enviri Corporation and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations, of comprehensive income (loss), of changes in equity and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Goodwill Impairment Assessments – Environmental and Clean Earth Reporting Units

As described in Notes 1 and 7 to the consolidated financial statements, the Company’s consolidated goodwill balance was $768 million as of December 31, 2023, and the goodwill associated with the Environmental and Clean Earth reporting units was $389 million and $379 million, respectively. The Company performs the annual goodwill impairment test as of October 1, or more frequently if indicators of impairment exist or if a decision is made to dispose of a business. If after assessing qualitative factors, the Company determines it is “more-likely-than-not” that the fair value of the reporting unit is less than the carrying value, the Company would compare the current fair value of the reporting unit to the carrying value, including goodwill. The performance of the Company's 2023 annual impairment tests did not result in any impairment of the Company's goodwill. The Company used a discounted cash flow model to estimate the current fair value of the reporting units. A number of significant assumptions and estimates are involved in the preparation of the discounted cash flow model, including future revenues, operating margin growth, the weighted-average cost of capital, tax rates, capital spending, pension funding, the impact of business initiatives and working capital projections.

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

Revenue Recognition using the Cost-to-Cost Method - Harsco Rail
As described in Notes 1 and 3 to the consolidated financial statements, Harsco Rail’s total product revenues were $244 million for the year ended December 31, 2023, which included approximately $71 million related to revenue recognized over time using the cost-to-cost method. The Company uses the cost-to-cost method to measure progress because management believes it is the measure that best depicts the transfer of control to the customer, which occurs as costs are incurred under the contracts. Accounting for contracts with customers using the cost-to-cost method requires significant judgment relative to assessing risks; estimating contract revenues (including estimates of variable consideration, if applicable, as well as estimating any liquidating damages or penalties related to performance); estimating contract costs (including estimating engineering costs to design the machine and the material, labor and overhead manufacturing costs to build the machine); making assumptions for schedule and technical items; properly executing the engineering and design phases consistent with customer expectations; the availability and costs of labor and material resources; productivity; and evaluating whether a significant financing component is present.

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
February 29, 2024
We have served as the Company’s auditor since at least 1933. We have not been able to determine the specific year we began serving as auditor of the Company.

ENVIRI CORPORATION
CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)	December 31 2023	December 31 2022
ASSETS
Current assets:
Cash and cash equivalents	$121,239	$81,332
Restricted cash	3,375	3,762
Trade accounts receivable, net	280,772	264,428
Other receivables	33,857	25,379
Inventories	86,292	81,375
Prepaid expenses	29,926	30,583
Current portion of assets held-for-sale	255,428	266,335
Other current assets	16,467	14,541
Total current assets	827,356	767,735
Property, plant and equipment, net	663,284	656,875
Right-of-use assets, net	95,841	101,253
Goodwill	767,952	759,253
Intangible assets, net	324,861	352,160
Deferred income tax assets	15,322	17,489
Assets held-for-sale	90,930	70,105
Other assets	69,006	65,984
Total assets	$2,854,552	$2,790,854
LIABILITIES
Current liabilities:
Short-term borrowings	$14,871	$7,751
Current maturities of long-term debt	15,558	11,994
Accounts payable	198,576	205,577
Accrued compensation	73,553	43,595
Income taxes payable	6,133	3,640
Current portion of operating lease liabilities	25,119	25,521
Current portion of liabilities of assets held-for-sale	172,036	159,004
Other current liabilities	149,387	140,199
Total current liabilities	655,233	597,281
Long-term debt	1,401,437	1,336,995
Retirement plan liabilities	45,087	46,601
Operating lease liabilities	72,145	75,246
Liabilities of assets held-for-sale	4,029	9,463
Environmental liabilities	25,682	26,880
Deferred tax liabilities	28,810	30,069
Other liabilities	46,721	45,277
Total liabilities	2,279,144	2,167,812
COMMITMENTS AND CONTINGENCIES
ENVIRI CORPORATION STOCKHOLDERS' EQUITY
Common stock, par value $1.25 (issued 116,884,011 and 116,358,520 shares at December 31, 2023 and 2022, respectively)	146,105	145,448
Additional paid-in capital	238,416	225,759
Accumulated other comprehensive loss	(539,694)	(567,636)
Retained earnings	1,528,320	1,614,441
Treasury stock, at cost (37,049,176 and 36,868,880 shares at December 31, 2023 and 2022, respectively)	(849,996)	(848,570)
Total Enviri Corporation stockholders' equity	523,151	569,442
Noncontrolling interests	52,257	53,600
Total equity	575,408	623,042
Total liabilities and equity	$2,854,552	$2,790,854
See accompanying notes to consolidated financial statements.

ENVIRI CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended December 31
(In thousands, except per share amounts)	2023	2022	2021
Revenues from continuing operations:
Revenues	$2,069,225	$1,889,065	$1,848,399
Costs and expenses from continuing operations:
Cost of sales	1,633,662	1,553,335	1,490,556
Selling, general and administrative expenses	312,383	268,066	272,233
Research and development expenses	1,286	690	956
Goodwill and other intangible asset impairment charges	—	119,580	—
Property, plant and equipment impairment charge	14,099	—	—
Other (income) expenses, net	(3,219)	4,737	(3,722)
Total costs and expenses	1,958,211	1,946,408	1,760,023
Operating income (loss) from continuing operations	111,014	(57,343)	88,376
Interest income	6,670	3,559	2,231
Interest expense	(103,872)	(75,156)	(63,235)
Facility fees and debt-related income (expense)	(10,762)	(2,956)	(5,506)
Defined benefit pension income (expense)	(21,600)	8,938	15,640
Income (loss) from continuing operations before income taxes and equity income	(18,550)	(122,958)	37,506
Income tax benefit (expense) from continuing operations	(28,185)	(10,381)	(9,089)
Equity income (loss) of unconsolidated entities, net	(761)	(178)	(302)
Income (loss) from continuing operations	(47,496)	(133,517)	28,115
Discontinued operations:
Income (loss) from discontinued businesses	(39,252)	(50,301)	(25,863)
Income tax benefit (expense) from discontinued businesses	(1,350)	7,387	477
Income (loss) from discontinued operations, net of tax	(40,602)	(42,914)	(25,386)
Net income (loss)	(88,098)	(176,431)	2,729
Less: Net loss (income) attributable to noncontrolling interests	1,977	(3,638)	(5,978)
Net income (loss) attributable to Enviri Corporation	$(86,121)	$(180,069)	$(3,249)
Amounts attributable to Enviri Corporation common stockholders:
Income (loss) from continuing operations, net of tax	$(45,519)	$(137,155)	$22,137
Income (loss) from discontinued operations, net of tax	(40,602)	(42,914)	(25,386)
Net income (loss) attributable to Enviri Corporation common stockholders	$(86,121)	$(180,069)	$(3,249)

Weighted average shares of common stock outstanding	79,796	79,493	79,234
Basic earnings (loss) per share attributable to Enviri Corporation common stockholders:
Continuing operations	$(0.57)	$(1.73)	$0.28
Discontinued operations	(0.51)	(0.54)	(0.32)
Basic earnings (loss) per share attributable to Enviri Corporation common stockholders	$(1.08)	$(2.27)	$(0.04)

Diluted weighted average shares of common stock outstanding	79,796	79,493	80,289
Diluted earnings (loss) per share attributable to Enviri Corporation common stockholders:
Continuing operations	$(0.57)	$(1.73)	$0.28
Discontinued operations	(0.51)	(0.54)	(0.32)
Diluted earnings (loss) per share attributable to Enviri Corporation common stockholders	$(1.08)	$(2.27)	$(0.04)

See accompanying notes to consolidated financial statements.

ENVIRI CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Years ended December 31
(In thousands)	2023	2022	2021
Net income (loss)	$(88,098)	$(176,431)	$2,729
Other comprehensive income (loss):
Foreign currency translation adjustments, net of deferred income taxes of $3,162, $(6,752) and $(23) in 2023, 2022 and 2021, respectively	28,988	(82,325)	(10,994)
Net gain (loss) on cash flow hedging instruments, net of deferred income taxes of $138, $(1,284) and $(797) in 2023, 2022 and 2021, respectively	(627)	3,181	2,816
Pension liability adjustments, net of deferred income taxes of $(2,693), $(2,590) and $(5,409) in 2023, 2022 and 2021, respectively	(1,041)	67,549	92,252
Unrealized gain (loss) on marketable securities, net of deferred income taxes of $(2), $4 and $(12) in 2023, 2022 and 2021, respectively	5	(12)	31
Total other comprehensive income (loss)	27,325	(11,607)	84,105
Total comprehensive income (loss)	(60,773)	(188,038)	86,834
Less: Comprehensive (income) loss attributable to noncontrolling interests	2,594	472	(4,480)
Comprehensive income (loss) attributable to Enviri Corporation	$(58,179)	$(187,566)	$82,354
See accompanying notes to consolidated financial statements.

ENVIRI CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31
(In thousands)	2023	2022	2021
Cash flows from operating activities:
Net income (loss)	$(88,098)	$(176,431)	$2,729
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation	138,956	129,712	131,449
Amortization	32,408	34,137	35,224
(Gain) loss on early extinguishment of debt	—	(2,254)	2,668
Deferred income tax expense (benefit)	1,066	(12,029)	(16,930)
Equity (income) loss of unconsolidated entities, net	761	178	302
Dividends from unconsolidated entities	—	526	269
Goodwill and other intangible asset impairment charges	—	119,580	—
Property, plant and equipment impairment charge	14,099	—	—
Other, net	10,167	(427)	2,062
Changes in assets and liabilities, net of acquisitions and dispositions of businesses:
Accounts receivable	(38,889)	94,317	(19,781)
Income tax refunds receivable from acquisition, reimbursable to seller	—	7,687	2,870
Inventories	(3,410)	(16,798)	(7,783)
Contract assets	3,475	11,543	(43,510)
Right-of-use-assets	32,479	29,171	28,300
Accounts payable	(5,090)	19,264	14,118
Accrued interest payable	221	(643)	(411)
Accrued compensation	33,871	(3,945)	6,469
Advances on contracts and other customer advances	(14,160)	(11,347)	(14,311)
Operating lease liabilities	(30,698)	(28,374)	(27,307)
Retirement plan liabilities, net	(3,968)	(34,136)	(45,786)
Other assets and liabilities	31,258	(9,204)	21,556
Net cash provided (used) by operating activities	114,448	150,527	72,197
Cash flows from investing activities:
Purchases of property, plant and equipment	(139,025)	(137,160)	(158,326)
Proceeds from sales of assets	6,991	10,759	16,724
Expenditures for intangible assets	(503)	(184)	(358)
Proceeds from notes receivable	11,238	8,605	6,400
Payments for settlement of interest rate swaps	—	(2,304)	—
Net proceeds (payments) from settlement of foreign currency forward exchange contracts	4,251	20,950	10,940
Other investing activities, net	463	273	171
Net cash used by investing activities	(116,585)	(99,061)	(124,449)
Cash flows from financing activities:
Short-term borrowings, net	7,027	884	935
Current maturities and long-term debt:
Additions	201,997	224,445	540,663
Reductions	(164,475)	(256,310)	(464,848)
Dividends paid to noncontrolling interests	(5)	(4,841)	(3,103)
Sale of noncontrolling interests	—	1,901	—
Contributions from noncontrolling interests	1,654	—	—
Stock-based compensation - Employee taxes paid	(1,426)	(1,949)	(3,392)
Payment of contingent consideration	—	(6,915)	(1,588)
Deferred financing costs	—	—	(7,828)
Other financing activities, net	—	—	(601)
Net cash (used) provided by financing activities	44,772	(42,785)	60,238
Effect of exchange rate changes on cash, including restricted cash	(3,115)	(10,715)	(527)
Net increase (decrease) in cash and cash equivalents, including restricted cash	39,520	(2,034)	7,459

ENVIRI CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Years ended December 31
(In thousands)	2023	2022	2021
Cash and cash equivalents, including restricted cash, at beginning of period	85,094	87,128	79,669
Cash and cash equivalents, including restricted cash, at end of period	$124,614	$85,094	$87,128

Supplementary cash flow information:
Change in accrual for purchases of property, plant and equipment included in accounts payable	$(7,579)	$10,845	$4,253

*Purchase of businesses, net of cash acquired
Working capital	$—	$—	$532
Property, plant and equipment	—	—	823
Goodwill	—	—	(1,232)
Other noncurrent assets and liabilities, net	—	—	(123)
Net cash used to acquire businesses	$—	$—	$—
See accompanying notes to consolidated financial statements.

ENVIRI CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In thousands, except share and per share amounts)	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
	Issued	Treasury
Balances, December 31, 2020	$144,288	$(843,230)	$204,078	$1,797,759	$(645,741)	$56,245	$713,399
Net income (loss)	—	—	—	(3,249)	—	5,978	2,729
Cash dividends declared:
Noncontrolling interests	—	—	—	—	—	(3,116)	(3,116)
Total other comprehensive income (loss), net of deferred income taxes of $(6,241)	—	—	—	—	85,602	(1,497)	84,105
Stock appreciation rights exercised, net 28,789 shares	58	(376)	(58)	—	—	—	(376)
Vesting of restricted stock units and other stock grants, net 193,260 shares	382	(1,983)	(382)	—	—	—	(1,983)
Vesting of performance share units, net 69,127 shares	155	(1,033)	(155)	—	—	—	(1,033)
Amortization of unearned stock-based compensation, net of forfeitures	—	—	12,045	—	—	—	12,045
Balances, December 31, 2021	144,883	(846,622)	215,528	1,794,510	(560,139)	57,610	805,770
Net income (loss)	—	—	—	(180,069)	—	3,638	(176,431)
Cash dividends declared:
Noncontrolling interests	—	—	—	—	—	(4,841)	(4,841)
Total other comprehensive income (loss), net of deferred income taxes of $(10,622)	—	—	—	—	(7,497)	(4,110)	(11,607)
Contributions from noncontrolling interests	—	—	—	—	—	1,901	1,901
Strategic venture exit	—	—	—	—	—	(598)	(598)
Stock appreciation rights exercised, net 16,671 shares	29	(66)	(29)	—	—	—	(66)
Vesting of restricted stock units and other stock grants, net 257,423 shares	536	(1,882)	(536)	—	—	—	(1,882)
Amortization of unearned stock-based compensation, net of forfeitures	—	—	10,796	—	—	—	10,796
Balances, December 31, 2022	145,448	(848,570)	225,759	1,614,441	(567,636)	53,600	623,042
Net income (loss)	—	—	—	(86,121)	—	(1,977)	(88,098)
Cash dividends declared:
Noncontrolling interests	—	—	—	—	—	(5)	(5)
Total other comprehensive income (loss), net of deferred income taxes of $605	—	—	—	—	27,942	(617)	27,325
Purchase of subsidiary shares from noncontrolling interest	—	—	398	—	—	(398)	—
Contributions from noncontrolling interests	—	—	—	—	—	1,654	1,654
Vesting of restricted stock units and other stock grants, net 345,195 shares	657	(1,426)	(657)	—	—	—	(1,426)
Amortization of unearned stock-based compensation, net of forfeitures	—	—	12,916	—	—	—	12,916
Balances, December 31, 2023	$146,105	$(849,996)	$238,416	$1,528,320	$(539,694)	$52,257	$575,408

See accompanying notes to consolidated financial statements.

ENVIRI CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies
Consolidation
The consolidated financial statements include all accounts of Enviri Corporation (the "Company"), all entities in which the Company has a controlling voting interest and variable interest entities required to be consolidated in accordance with U.S. GAAP. Intercompany accounts and transactions have been eliminated among consolidated entities. The Company's management has evaluated all activity of the Company and concluded that subsequent events are properly reflected in the Company's consolidated financial statements and the accompanying notes as required by U.S. GAAP.

Liquidity
The Company's cash flow forecasts, combined with existing cash and cash equivalents and borrowings available under the Senior Secured Credit Facilities, indicate sufficient liquidity to fund the Company's operations for at least the next twelve months. As such, the Company's consolidated financial statements have been prepared on the basis that it will continue as a going concern for a period extending beyond twelve months from the date the consolidated financial statements are issued. This assessment includes the expected ability to meet required financial covenants and the continued ability to draw down on the Senior Secured Credit Facilities (see Note 8, Debt and Credit Agreements).

Out-of-Period Adjustments
During 2023, the Company recorded out-of-period adjustments that had the net effect of increasing loss from discontinued businesses on the Company’s Consolidated Statements of Operations by $5.1 million. The adjustments are primarily the result of identified errors relating to value added taxes and inventory. The Company assessed the individual and aggregate impact of these adjustments on the current year and all prior periods and determined that the cumulative effect of the adjustments was not material to the full-year 2023 results, and did not result in a material misstatement to any previously issued annual or quarterly financial statements. Consequently, the Company recorded the adjustment during 2023 and has not revised any previously issued amounts in the Company’s Consolidated Financial Statements.

Cash and Cash Equivalents
Cash and cash equivalents include cash on hand, demand deposits and short-term investments that are highly liquid in nature and have an original maturity of three months or less.

Restricted Cash
The Company had restricted cash of $3.4 million and $3.8 million at December 31, 2023 and 2022, respectively, and the restrictions are primarily related to collateral provided for certain guarantees of the Company’s performance.

Accounts Receivable
Accounts receivable are stated at net realizable value, which represents the face value of the receivable, less an allowance for expected credit losses. The allowance for expected credit losses is maintained for expected lifetime losses resulting from the inability of customers to make required payments.

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

Property, Plant and Equipment
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

Goodwill
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
In applying the goodwill impairment test, the Company has the option to perform a qualitative test, a quantitative test or both. Under the qualitative test, the Company assesses qualitative factors to determine whether it is more likely than not that the fair value of the reporting units is less than its carrying value. Qualitative factors may include, but are not limited to, economic conditions, industry and market considerations, cost factors, overall financial performance of the reporting unit and other entity and reporting unit specific events. If after assessing these qualitative factors, the Company determines it is “more-likely-than-not” that the fair value of the reporting unit is less than the carrying value, the Company would perform a quantitative test.
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

Deferred Financing Costs
The Company has incurred debt issuance costs, which are recognized as a reduction of Long-term debt on the Consolidated Balance Sheets. Debt issuance costs are amortized and recognized over the contractual term of the related indebtedness or shorter period, if appropriate, based upon contractual terms in Interest expense on the Consolidated Statements of Operations. Whenever indebtedness is modified from its original terms, an evaluation is made whether an accounting modification or extinguishment has occurred in order to determine the accounting treatment for debt issuance costs related to the debt modification. If the evaluation results in a gain (loss) on extinguishment of debt, the amount would be included in Facility fees and debt-related income (expense) on the Consolidated Statements of Operations. If the evaluation results in a modification of debt, unamortized costs would be amortized over the new contractual term.

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
Harsco Environmental - This Segment provides on-site services, under long-term contracts which may contain multiple performance obligations, for material logistics; product quality improvement and resource recovery from iron, steel and metals manufacturing; manufactures and sells industrial abrasives and roofing granule products; and manufactures aluminum dross and scrap processing systems.

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

Harsco Rail - This business sells railway track maintenance equipment, after-market parts, Protran/safety equipment and provides railway track maintenance services. Certain contracts may contain multiple performance obligations, such as a sale of equipment with services and spare parts.

•For standard railway track maintenance equipment sales, revenue is recognized at the point when control transfers to the customer. Control generally transfers at the point of shipment for domestic orders and in accordance with the international commercial terms included in contracts for export sales. In certain railway track maintenance equipment sales, revenue is recognized over time because such equipment is highly customized, has no alternate use and the Company has an enforceable right to payment. Rail uses the cost-to-cost method to measure progress because it is the measure that best depicts the transfer of control to the customer, which occurs as costs are incurred under the contracts. Under the cost-to-cost method, the extent of progress towards completion is based on the ratio of costs incurred to total estimated costs at completion, which includes both actual costs already incurred and the estimated costs to complete. Accounting for contracts with customers using the cost-to-cost method requires significant judgment relative to assessing risks; estimating contract revenues (including estimates of variable consideration, if applicable, as well as estimating any liquidating damages or penalties related to performance); estimating contract costs (including estimating engineering costs to design the machine and the material, labor and overhead manufacturing costs to build the machine); making assumptions for schedule and technical items; properly executing the engineering and design phases consistent with customer expectations; the availability and costs of labor and material resources; productivity; and evaluating whether a significant financing component is present. Due to the number of years it may take to complete certain contracts and the scope and nature of the work required to be performed on those contracts, estimating total revenues and costs at completion is inherently complicated and subject to many variables. Transaction prices are based on contracted terms, which are generally fixed, and when the standalone selling price is not directly observable, allocated to performance obligations utilizing either the adjusted market assessment or expected cost plus a margin approach. For certain transactions, the Company receives periodic payments associated with key milestones. In limited instances, those payments are intended to provide financing, with such transactions being treated as including a significant financing component. Any remaining consideration is billed and payable upon completion of the transaction. Railway track maintenance equipment revenue of approximately $70.9 million was recognized using the cost-to-cost method in 2023, the net profit or loss of which is included in Income (loss) from discontinued businesses in the Company's Consolidated Statements of Operations.
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
See Note 11, Income Taxes, for additional information.
Accrued Insurance and Loss Reserves
The Company retains a significant portion of the risk for certain U.S. workers' compensation, U.K. employers' liability, automobile, general and product liability losses. Insurance reserves have been recorded that reflect the undiscounted estimated liabilities including claims incurred but not reported. When a recognized liability is covered by third-party insurance, the Company records an insurance claim receivable to reflect the covered liability. Changes in the estimates of the reserves are included in net income (loss) in the period determined. During 2023, the Company recorded insurance reserve adjustments that increased pre-tax insurance expense from continuing operations for self-insured programs by $0.7 million, During 2022 and 2021, the Company recorded insurance reserve adjustments that decreased pre-tax insurance expense from continuing operations for self-insured programs by $1.0 million and $0.2 million, respectively. At December 31, 2023 and 2022, the Company has recorded liabilities of $31.5 million and $32.4 million, respectively, related to both asserted as well as unasserted insurance claims. Included in the balances at December 31, 2023 and 2022 were $6.5 million and $4.0 million, respectively, of recognized liabilities covered by insurance carriers. Amounts estimated to be paid within one year have been included in Other current liabilities, with the remainder included in Other liabilities, on the Company's Consolidated Balance Sheets.

Foreign Currency Translation
The financial statements of the Company's subsidiaries outside the U.S., except for Turkey and Argentina which are located in highly inflationary economies and those entities for which the U.S. dollar is the functional currency, are measured using the local currency as the functional currency. Assets and liabilities of these subsidiaries are translated at the exchange rates at the balance sheet date. Resulting translation adjustments are recorded in the cumulative translation adjustment account, a separate component of AOCI, on the Consolidated Balance Sheets. Income and expense items are translated at average monthly exchange rates. Gains and losses from foreign currency transactions are included in Operating income from continuing operations. For subsidiaries operating in highly inflationary economies, and those entities for which the U.S. dollar is the currency of the primary economic environment in which the entity operates, gains and losses on foreign currency transactions and balance sheet translation adjustments are included in Operating income from continuing operations.

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
Amounts recorded in AOCI on the Consolidated Balance Sheets are reclassified into income in the same period or periods during which the hedged forecasted transaction affects income. The cash flows from these contracts are classified consistent with the cash flows from the transaction being hedged (e.g., the cash flows related to contracts to hedge the purchase of fixed assets are included in cash flows from investing activities, etc.). The Company also enters into certain forward exchange contracts that are not designated as hedges. Gains and losses on these contracts are recognized in the Consolidated Statements of Operations based on changes in fair market value. For fair value hedges of a firm commitment, the gain or loss on the derivative and the offsetting gain or loss on the hedged firm commitment are recognized concurrently in the Consolidated Statements of Operations.
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
The following accounting standards were adopted in 2023:

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

On January 1, 2023, the Company adopted changes issued by the FASB that require a buyer in a supplier finance program, also referred to as reverse factoring, payables finance, or structured payables arrangements, to disclose sufficient information about the program to allow a user of financial statements to understand the program’s nature, activity during the period, changes from period to period, and potential magnitude, by disclosing qualitative and quantitative information about the program. The adoption of these changes did not have a material impact on the Company's consolidated financial statements, including the notes thereto.

The following accounting standards have been issued and become effective for the Company at a future date:

In November 2023, the FASB issued changes that require expansion of annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. The changes become effective starting with the Company's annual financial statements for the year ended December 31, 2024. The Company is currently evaluating the impact that this change will have on the Company's disclosures.

In December 2023, the FASB issued changes which require greater disaggregation of income tax disclosures related to the income tax rate reconciliation and income taxes paid. The changes become effective starting with the Company's annual financial statements for the year ended December 31, 2025. The guidance should be applied on a prospective basis with the option to apply the standard retrospectively. Early adoption is permitted. The Company is currently evaluating the impact that this change will have on the Company's disclosures.

3. Discontinued Operations

Harsco Rail Segment
The Company is in the process of selling the Rail business. The intention to sell the business was first announced in the fourth quarter of 2021. The sale process was delayed due to certain macroeconomic conditions, including rising interest rates. Rail has historically been a separate reportable segment with primary operations in the United States, Europe and Asia Pacific.

Based on indicators of value obtained through the ongoing sale process as well as continuous evaluation of Rail’s business results, the Company performed a quantitative test to assess the recoverability of Rail’s asset group as of December 31, 2023. The Company used multiple methods to determine Rail’s fair value, including a discounted cash flow method, the guideline public company method and use of indicators of value obtained from the sale process. The performance of the recoverability test did not result in an impairment of the Rail asset group as of December 31, 2023. Changes to the stated assumptions, including the weighting between the methods applied and the assumptions within the various methods, could result in the recording of an impairment loss in future periods, which may be material.

Rail's balance sheet positions as of December 31, 2023 and 2022 are presented as Assets held-for-sale and Liabilities of assets held-for-sale in the Consolidated Balance Sheets and are summarized as follows:

(in thousands)	December 31 2023	December 31 2022
Trade accounts receivable, net	$57,415	$41,049
Other receivables	6,708	4,037
Inventories	103,077	105,256
Current portion of contract assets	56,341	84,848
Other current assets	31,692	30,950
Property, plant and equipment, net	44,749	41,004
Right-of-use assets, net	7,050	5,635
Goodwill	13,026	13,026
Intangible assets, net	2,486	2,746
Deferred income tax assets	827	6,887
Noncurrent portion of contract assets	22,048	—
Other assets	744	807
Total Rail assets included in Assets held-for-sale	$346,163	$336,245

Accounts payable	$44,703	$49,083
Accrued compensation	6,056	1,211
Current portion of operating lease liabilities	3,656	2,635
Current portion of advances on contracts	32,912	45,037
Reserve for contracts	52,725	32,246
Other current liabilities	31,984	28,793
Operating lease liabilities	3,331	3,121
Deferred tax liabilities	204	5,480
Other liabilities	494	861
Total Rail liabilities included in Liabilities of assets held-for-sale	$176,065	$168,467

The results of Rail are presented as discontinued operations and, as such, have been excluded from both continuing operations and segment results for the years ended December 31, 2023, 2022 and 2021. Certain key selected financial information included in Income (loss) from discontinued operations, net of tax, for Rail is as follows:

	Years Ended December 31
(In thousands)	2023	2022	2021
Amounts directly attributable to the former Harsco Rail Segment:
Service revenues	$52,430	$29,331	$32,425
Product revenues (a)	244,365	215,585	266,221
Cost of services sold	34,552	19,550	17,272
Cost of products sold	247,917	223,034	251,897
Income (loss) from discontinued businesses	(30,546)	(40,898)	(19,967)
Additional amounts allocated to the former Harsco Rail Segment:
Selling, general and administrative expenses (b)	$3,573	$4,039	$178
(a) The decrease in product revenues for 2022, as compared to 2021, is due in part to liquidated damages and penalties on certain long-term contracts, as discussed below.
(b) The Company includes costs to sell the Rail business in the caption Income (loss) from discontinued businesses in the Consolidated Statements of Operations.

The Company has retained corporate overhead expenses previously allocated to Rail of $4.2 million for each of the years ended December 31, 2023, 2022 and 2021 as part of Selling, general and administrative expenses on the Consolidated Statements of Operations.

Rail continues to manufacture highly-engineered equipment under large long-term fixed-price contracts with Network Rail, Deutsche Bahn, and two contracts with SBB. The Company has previously recognized estimated forward loss provisions related to these contracts of $44.5 million and $33.4 million for the years ended December 31, 2022 and 2021, respectively. These forward estimated loss provisions were due to several factors, such as material and labor cost inflation, supply chain delays including the bankruptcy of a key vendor and increased engineering efforts. These challenges continued into 2023 and the Company recorded an additional net forward loss provision of $32.8 million for these contracts for the year ended December 31, 2023, as discussed further below.

For Network Rail, in the second quarter of 2023, the Company reversed a portion of its estimated forward loss provision that was recorded in the previous years in the amount of $23.6 million. The favorable adjustment was the result of an amendment to the contract with Network Rail in 2023, which extended the delivery schedule for the machines and reduced the estimate of liquidated damages. Partially offsetting this were higher estimated material, engineering and labor costs. During the fourth quarter of 2023, a loss provision of $9.2 million was recorded due to increased estimated manufacturing costs including higher labor and decreased production efficiency. The increase in estimated costs is due principally to additional experience gained during the manufacturing process, including the restart of production at an idled manufacturing facility. The total net favorable forward loss provision adjustment recognized during 2023 was $14.4 million.

For the Deutsche Bahn contract, during 2023, additional estimated forward loss provisions of $39.9 million were recorded, with $8.3 million, $2.4 million and $29.2 million recorded in the second, third and fourth quarters, respectively. The main drivers of the additional forward loss provisions are increased estimated costs for components and engineering, as well as additional penalties recorded due to delivery delays. The increased costs include additional costs for new supply chain partners after a critical European-based supplier that filed for bankruptcy in 2022 had ceased operations during 2023.

For the second SBB contract, the Company recorded additional estimated forward loss provisions of $7.3 million for 2023, with $6.1 million and $1.2 million recorded in the second and fourth quarters, respectively. The additional loss provision was due to increased estimates for material, engineering and commissioning costs for the remaining vehicles.

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

The first contract with SBB is complete. As of December 31, 2023, based on costs incurred, the second contract with SBB is 85% complete and the contracts with Network Rail and Deutsche Bahn are 53% and 40% complete, respectively.

The following is selected financial information included on the Consolidated Statements of Cash Flows attributable to Rail:

	Years Ended December 31
(In thousands)	2023	2022	2021
Cash flows from operating activities (non-cash)
Depreciation and amortization	$—	$—	$4,329
Cash flows from investing activities
Purchases of property, plant and equipment	2,453	1,618	1,406

4. Accounts Receivable and Note Receivable
Accounts receivable consist of the following:

(In thousands)	December 31 2023	December 31 2022
Trade accounts receivable	$296,291	$272,775
Less: Allowance for expected credit losses	(15,519)	(8,347)
Trade accounts receivable, net	$280,772	$264,428
Other receivables (a)	$33,857	$25,379
(a)Other receivables include employee receivables, insurance receivable, tax claims and refunds and other miscellaneous receivables not included in Trade accounts receivable, net.
The provision for expected credit losses related to trade accounts receivable was as follows:

	Years Ended December 31
(In thousands)	2023	2022	2021
Provision for expected credit losses related to trade accounts receivable	$7,039	$403	$589

At December 31, 2023, $18.0 million of the Company's trade accounts receivable were past due by twelve months or more, with $11.3 million of this amount reserved. Included in these balances are amounts due from one of HE's steel mill customers located in the Middle East which has idled operations and missed contractual progress payments. Due to the Company's assessment of collectability, although the customer had indicated plans to either restart operations or sell to a third party, the Company recorded a reserve against their net remaining receivable balance of $5.3 million during the third quarter of 2023.
Accounts Receivable Securitization Facility
In June 2022, the Company and its SPE entered into an AR Facility with PNC Bank, National Association ("PNC") to accelerate cash flows from trade accounts receivable. The AR Facility has a three-year term. The maximum purchase commitment by PNC is $150.0 million.

The total outstanding balance of trade receivables that have been sold and derecognized by the SPE is $150.0 million as of December 31, 2023. The SPE owned $82.2 million and $69.7 million of the Company's trade receivables as of December 31, 2023 and 2022, respectively, which are included in the caption Trade accounts receivable, net, on the Consolidated Balance Sheets.

In 2022, the Company capitalized fees of $1.8 million related to the AR Facility, which are amortized into Facility fees and debt-related income (expense) on a straight-line basis over the AR Facility term on the Consolidated Statements of Operations. See Note 8, Debt and Credit Agreements, for facility expenses incurred.

The following table reflects proceeds the Company received from the AR Facility, which are included in cash flows from operating activities in the Consolidated Statements of Cash Flows:

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

Factoring Arrangements
The Company maintains factoring arrangements with a financial institution to sell certain accounts receivable that are also accounted for as a sale of financial assets. The following table reflects balances for net amounts sold and program capacities for the arrangements:

(In millions)	December 31 2023	December 31 2022
Net amounts sold under factoring arrangements	$16.1	$17.3
Program capacities	32.6	31.4

Note Receivable
In January 2020, the Company sold IKG for $85.0 million including cash and a note receivable, subject to post-closing adjustments. The note receivable from the buyer has a face value of $40.0 million, bearing interest at 2.50%, that is paid in kind and matures on January 31, 2027. Any unpaid principal, along with any accrued but unpaid interest, is payable at maturity. Prepayment is required in case of a change in control or as a percentage of excess cash flow, as defined in the note receivable agreement. Because there are no scheduled payments under the terms of the note receivable, the balance is not classified as current and is included in the caption Other assets on the Consolidated Balance Sheets. The initial fair value of the note receivable was $34.3 million which was calculated using an average of various discounted cash flow scenarios based on anticipated timing of repayments (Fair Value Level 3 asset) and was a non-cash transaction. The note receivable is subsequently measured at amortized cost. Key inputs into the valuation model include: projected timing and amount of cash flows, pro forma debt rating, option-adjusted spread and the U.S. Treasury spot rate. The Company received payments of $11.2 million and $8.6 million during 2023 and 2022, respectively, related to excess cash flow.

The following table reflects the note receivable at amortized cost and at fair value:

(In millions)	December 31 2023	December 31 2022
Note receivable, at amortized cost	$14.0	$23.9
Note receivable, at fair value	15.4	23.8

5. Inventories
Inventories consist of the following:

(In thousands)	December 31 2023	December 31 2022
Finished goods	$15,565	$11,809
Work-in-process	1,114	2,030
Raw materials and purchased parts	23,542	27,946
Stores and supplies	46,071	39,590
Total inventories	$86,292	$81,375
Valued at lower of cost or market:
LIFO basis	$10,532	$15,473
FIFO basis	9,265	8,826
Average cost basis	66,495	57,076
Total inventories	$86,292	$81,375
Inventories valued on a LIFO basis at December 31, 2023 and December 31, 2022 were approximately $13 million and $14 million, respectively, less than the amounts of such inventories valued at current costs. During 2023, there was a $1.2 million favorable impact to Cost of sales as a result of reducing certain inventory quantities valued on a LIFO basis. There was no significant impact during 2022 or 2021.

6. Property, Plant and Equipment, Net
PP&E consist of the following:

(In thousands)	Estimated Useful Lives	December 31 2023	December 31 2022
Land	—	$72,099	$72,020
Land improvements	5-20 years	17,149	16,750
Buildings and improvements (a)	10-30 years	218,877	217,926
Machinery and equipment (b)	3-20 years	1,652,562	1,513,238
Uncompleted construction	—	59,335	84,472
Gross property, plant and equipment		2,020,022	1,904,406
Less: Accumulated depreciation		(1,356,738)	(1,247,531)
Property, plant and equipment, net		$663,284	$656,875
(a) Buildings and improvements include leasehold improvements that are amortized over the shorter of their useful lives or the term of the lease.
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

7. Goodwill and Other Intangible Assets
Goodwill by Segment
The following table reflects the changes in carrying amounts of goodwill by each reporting unit for the years ended December 31, 2023 and 2022:

(In thousands)	Harsco Environmental	Clean Earth	Consolidated Totals
Balance at December 31, 2021	$399,230	$483,879	$883,109
Goodwill impairment	—	(104,580)	(104,580)
Foreign currency translation	(19,276)	—	(19,276)
Balance at December 31, 2022	379,954	379,299	759,253
Foreign currency translation	8,699	—	8,699
Balance at December 31, 2023	$388,653	$379,299	$767,952

The Company's methodology for determining the fair value for its reporting units is described in Note 1, Summary of Significant Accounting Policies. The Company tests for goodwill impairment annually as of October 1, or more frequently if indicators of impairment exist or a decision is made to dispose of a business.

The performance of the Company's 2023 annual quantitative impairment tests did not result in any impairment of the Company's goodwill. In the second quarter of 2022, the Company determined that an interim test of goodwill was required for the Clean Earth reporting unit. The triggering event was principally due to lower earnings expectations due to the impacts of inflation. The Company used a DCF model to estimate the current fair value of the Clean Earth reporting unit (Level 3), which is defined as the Clean Earth segment. A number of significant assumptions and estimates are involved in the preparation of DCF models including future revenues, operating margin growth, the WACC, tax rates, capital spending, pension funding, the impact of business initiatives and working capital projections. The DCF model is based on approved forecasts for the early years and historical relationships and projections for later years. The WACC rate is derived from internal and external factors including, but not limited to, the average market price of the Company's stock, shares outstanding, book value of the Company's debt, the long-term risk-free interest rate, and both market and size-specific risk premiums. As a result of this testing, the Company recorded a goodwill impairment charge of $104.6 million for the Clean Earth reporting unit in the second quarter of 2022, which is included in Goodwill and other intangible asset impairment charges on the Consolidated Statement of Operations for the year-ended December 31, 2022. This charge had no impact on the Company's cash flows or compliance with debt covenants.

Intangible Assets
Net intangible assets totaled $324.9 million and $352.2 million at December 31, 2023 and 2022, respectively. The following table reflects these intangible assets by major category:

	December 31, 2023		December 31, 2022
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer related	$97,963	$64,040	$95,573	$54,482
Permits	309,679	66,733	309,177	50,703
Technology related	21,803	17,001	20,800	15,491
Trade names	30,409	11,816	30,212	9,198
Air rights	26,139	3,281	26,139	2,411
Patents	206	178	189	155
Non-compete agreement	2,500	2,344	2,500	1,718
Other	3,063	1,508	3,147	1,419
Total	$491,762	$166,901	$487,737	$135,577

Based on the current economic conditions, to include inflation and higher energy prices, the Company lowered its long-range projections for the Altek Group of the Harsco Environmental Segment. Due to the lower revenue projections, the Company tested the recoverability of Altek's asset group in the fourth quarter of 2022. The asset group primarily consists of technology and customer-related intangible assets. Undiscounted estimated cash flows of the Altek asset group were lower than the carrying value, therefore, the Company used a DCF model to estimate the current fair value of the Altek asset group (Level 3). A number of significant assumptions and estimates are involved in the preparation of DCF models including future revenues and operating margin growth, the WACC, capital spending, and the impact of business initiatives and working capital projections. The DCF model is based on approved forecasts for the early years and historical relationships and projections for later years. The WACC rate is based on the Company's WACC, adjusted for market participant assumptions. As a result of this testing, an impairment charge of $15.0 million was recorded, which is included in Goodwill and other intangible asset impairment charges on the Consolidated Statements of Operations for the year-ended December 31, 2022. The carrying value of Altek's intangible assets after the impairment charge was $14.2 million at December 31, 2023 and $15.3 million at December 31, 2022.
Amortization expense for intangible assets was $28.6 million, $31.1 million and $32.2 million for 2023, 2022 and 2021, respectively. Intangible assets are principally amortized using the straight-line method over the estimated useful life, except for the air rights, which are amortized based on usage. The following table shows the estimated amortization expense for the next five fiscal years based on current intangible assets.

(In thousands)	2024	2025	2026	2027	2028
Estimated amortization expense (a)	$28,000	$27,800	$25,900	$24,600	$23,000
(a)    These estimated amortization expense amounts do not reflect the potential effect of future foreign currency exchange rate fluctuations.

8. Debt and Credit Agreements
The Company's long-term debt consists of the following:

(In thousands)	December 31 2023	December 31 2022
Senior Secured Credit Facilities (a):
New Term Loan with an interest rate of 7.72% and 6.69% at December 31, 2023 and 2022, respectively	$487,500	$492,500
Revolving Credit Facility with an average interest rate of 8.12% and 7.19% at December 31, 2023 and 2022, respectively	422,000	370,000
5.75% Senior Notes	475,000	475,000
Other financing payable (including finance leases) in varying amounts due principally through 2028 with a weighted-average interest rate of 6.11% and 5.00% at December 31, 2023 and 2022, respectively	44,469	26,661
Total debt obligations	1,428,969	1,364,161
Less: deferred financing costs	(11,974)	(15,172)
Total debt obligations, net of deferred financing costs	1,416,995	1,348,989
Less: current maturities of long-term debt	(15,558)	(11,994)
Long-term debt	$1,401,437	$1,336,995
(a)     The current portion of long-term debt related to the Senior Secured Credit Facilities was $5.0 million with the remainder reflected as Long-term debt at December 31, 2023 and 2022.
The maturities of long-term debt for the four years following December 31, 2024 are as follows:

(In thousands)
2025	$13,615
2026	434,768
2027	486,442
2028	472,443
Cash payments for interest on debt were $101.5 million, $73.4 million and $60.9 million in 2023, 2022 and 2021, respectively.

In February 2022, the Company amended its Credit Agreement to reset the levels of its Net Debt to Consolidated Adjusted EBITDA ratio covenant. As a result of this amendment, the total Net Debt to Consolidated Adjusted EBITDA ratio covenant was set at 5.50x for the quarter ending June 30, 2022, and decreases quarterly by 0.25x until reaching 4.00x for the quarter ending December 31, 2023 and thereafter. In addition, upon closing on the divestiture of Rail, the total Net Debt to Consolidated Adjusted EBITDA ratio covenant will decrease by an additional 0.25x, provided, however, it will not go below 4.00x and a minimum Consolidated Adjusted EBITDA to consolidated interest charges ratio covenant, which is not to be less than 3.0x will be maintained.

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

In August 2022, the Company amended its Revolving Credit Facility under its Credit Agreement to increase certain levels in the total net leverage covenant, temporarily reduce the ratio under the interest coverage covenant and add a new pricing level applicable to revolving credit loans. Revolving credit loans bear interest at a rate, depending on total net leverage, ranging from 50 to 175 basis points over base rate or 150 to 275 basis points over LIBOR, subject to a zero floor. The Company’s total net leverage is capped at 5.50x of Consolidated Adjusted EBITDA through the end of 2023; the maximum total net leverage ratio decreases quarterly thereafter, reaching 4.00x for the last quarter in 2024 and thereafter. The total net leverage ratio covenant applicable to the third quarter of 2024 and earlier is subject to a 0.50x decrease upon closing of the divestiture of Rail. The Company’s required coverage of consolidated interest charges is set at a minimum of 2.75x of Consolidated Adjusted EBITDA through the end of 2024 (subject to an increase to 3.00x upon closing of the divestiture of Rail), and leveling at 3.00x for the first quarter in 2025 and thereafter. Any principal amount outstanding under the Revolving Credit Facility remains due and payable on its maturity on March 10, 2026.

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

At December 31, 2023, the Company was in compliance with all covenants for its Senior Secured Credit Facilities, as amended in August 2022, as the total Net Debt to Consolidated Adjusted EBITDA ratio was 4.14x and the total interest coverage ratio was 3.03x. Based on balances and covenants in effect at December 31, 2023, the Company could increase Net Debt by $439.8 million and still be in compliance with these debt covenants. Alternatively, Consolidated Adjusted EBITDA could decrease by $29.8 million or interest expense could increase by $10.8 million and the Company would remain in compliance with these covenants.

The Company believes it will continue to maintain compliance with all covenants over the next twelve months based on its current outlook. However, the Company’s estimates of compliance with these covenants could change in the future with a deterioration in economic conditions, higher than forecasted interest rate increases, or an inability to successfully execute its plans by quarter to sustain increased pricing and continue to execute cost reduction initiatives that substantially mitigate the impacts of inflation and other factors may adversely impact its realized operating margins.

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

Facility Fees and Debt-Related Income (Expense)
The components of the Consolidated Statements of Operations caption Facility fees and debt-related income (expense) were as follows:

	Years Ended December 31
(In thousands)	2023	2022	2021
Gain (loss) on extinguishment of debt	$—	$2,254	$(2,668)
Unused debt commitment and amendment fees	(12)	(1,696)	(2,838)
Securitization and factoring fees	(10,750)	(3,514)	—
Facility fees and debt-related income (expense)	$(10,762)	$(2,956)	$(5,506)

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

The following table shows the amount outstanding under the Revolving Credit Facility and available credit at December 31, 2023.

	December 31, 2023
(In thousands)	Facility Limit	Outstanding Balance	Outstanding Letters of Credit	Available Credit
Revolving Credit Facility	$700,000	$422,000	$30,817	$247,183

Other
Short-term borrowings totaled $14.9 million and $7.8 million at December 31, 2023 and 2022, respectively. At December 31, 2023 and 2022, Short-term borrowings consisted primarily of bank overdrafts and other third-party debt. The weighted-average interest rate for short-term borrowings at December 31, 2023 and 2022 was 6.10% and 4.65%, respectively.

9. Leases
The components of lease expense were as follows:

(In thousands)	2023	2022	2021
Finance leases:
Depreciation expense	$7,957	$3,938	$2,510
Interest on lease liabilities	2,036	784	495
Operating leases	34,735	33,773	32,544
Variable and short-term leases	52,200	49,811	47,780
Sublease income	(7)	(6)	(53)
Total lease expense from continuing operations	$96,921	$88,300	$83,276

Supplemental cash flow information related to leases was as follows:

(In thousands)	2023	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Cash flows used by operating activities - Operating leases (a)	$37,880	$34,420	$33,645
Cash flows used by operating activities - Finance leases	1,914	798	517
Cash flows used by financing activities - Finance leases	7,736	3,975	2,330
ROU assets obtained in exchange for lease obligations:
Operating leases	$27,951	$32,817	$42,442
Finance leases	27,128	11,175	11,495
(a)     Cash flows include cash paid for operating leases of discontinued operations.
Supplemental balance sheet information related to leases was as follows:

(In thousands)	2023	2022
Operating Leases:
Operating lease ROU assets	$95,841	$101,253
Current portion of operating lease liabilities	25,119	25,521
Operating lease liabilities	72,145	75,246
Finance Leases:
Property, plant and equipment, net	$43,151	$23,671
Current maturities of long-term debt	9,723	5,562
Long-term debt	33,911	18,832

Supplemental additional information related to leases was as follows:

	2023	2022
Other information:
Weighted average remaining lease term - Operating leases (in years)	7.36	7.42
Weighted average remaining lease term - Finance leases (in years)	5.33	5.35
Weighted average incremental borrowing rate - Operating leases	6.3%	6.0%
Weighted average incremental borrowing rate - Finance leases	6.4%	5.2%
Maturities of lease liabilities were as follows:

(In thousands)	Operating Leases	Finance Leases
Year Ending December 31:
2024	$30,134	$12,154
2025	23,486	10,531
2026	17,774	9,197
2027	11,740	7,426
2028	7,209	5,542
After 2028	34,524	6,869
Total lease payments	124,867	51,719
Less: Imputed interest	(27,603)	(8,085)
Total lease liabilities	$97,264	$43,634

The Company's leases, excluding short-term leases, have remaining terms of less than one year to approximately 27 years, some of which contain options to extend or terminate the lease terms, based on the provisions in the lease agreements. As of December 31, 2023, the Company has approximately $49 million of finance lease obligations to be recognized for equipment in CE with expected commencement dates in 2024 and 2025. There are no material residual value guarantees or material restrictive covenants in any of the Company's leases.

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
Accrued service is no longer granted to the U.S. defined benefit pension plans and a majority of international defined benefit pension plans due to the plans being frozen. In place of these plans, the Company has established defined contribution plans providing for the Company to contribute a specified matching amount for participating employees' contributions to the plan. For U.S. employees, this match is made on employee contributions up to 4% of eligible compensation. Additionally, the Company may provide a discretionary contribution for eligible employees. There have been no discretionary contributions provided for the years 2023, 2022 and 2021. For non-U.S. employees, this match is up to 6% of eligible compensation with an additional 2% going towards insurance and administrative costs.
Changes in the discount rate assumption and the actual performance of plan assets, compared with the expected long-term rate of return on plan assets, are the primary drivers in the change in funded status of the Company's defined benefit pension plans. These factors are components of actuarial loss (gain) and impact the amount recognized in AOCI, as such actuarial changes are not reflected directly on the Consolidated Statements of Operations but amortized over time as permitted by U.S. GAAP.
NPPC from continuing operations for U.S. and international plans for 2023, 2022 and 2021 is as follows:

	U.S. Plans			International Plans
(In thousands)	2023	2022	2021	2023	2022	2021
Net Periodic Pension Cost (Income):
Defined benefit pension plans:
Service cost	$—	$—	$—	$1,221	$1,867	$1,805
Interest cost	10,173	5,716	4,813	30,166	16,500	12,652
Expected return on plan assets	(7,000)	(10,795)	(12,199)	(31,198)	(38,891)	(45,018)
Recognized prior service costs	—	—	—	519	534	582
Recognized losses	4,601	4,732	5,538	14,316	13,060	18,119
Settlement/curtailment loss (gain)	—	—	—	(42)	(33)	(6)
Defined benefit pension plan cost (income)	7,774	(347)	(1,848)	14,982	(6,963)	(11,866)
Multiemployer pension plans	595	642	640	1,209	1,114	1,035
Defined contribution plans	6,656	5,401	5,660	4,123	4,122	4,196
Net periodic pension cost (income)	$15,025	$5,696	$4,452	$20,314	$(1,727)	$(6,635)

The change in the financial status of the defined benefit pension plans and amounts recognized on the Consolidated Balance Sheets at December 31, 2023 and 2022 are as follows:

	U.S. Plans		International Plans
(In thousands)	2023	2022	2023	2022
Change in benefit obligation:
Benefit obligation at beginning of year	$209,182	$277,007	$597,190	$1,022,198
Service cost	—	—	1,221	1,867
Interest cost	10,173	5,716	30,166	16,500
Plan participants' contributions	—	—	13	14
Amendments	—	—	74	—
Actuarial (gain) loss	5,736	(57,841)	17,899	(299,841)
Settlements/curtailments	—	—	(203)	(132)
Benefits paid	(15,914)	(15,700)	(36,650)	(37,135)
Effect of foreign currency	—	—	31,785	(106,281)
Benefit obligation at end of year	$209,177	$209,182	$641,495	$597,190
Change in plan assets:
Fair value of plan assets at beginning of year	$177,044	$232,947	$607,234	$973,252
Actual return on plan assets	18,123	(41,909)	40,507	(250,002)
Employer contributions	1,674	1,706	24,715	22,614
Plan participants' contributions	—	—	13	14
Settlements/curtailments	—	—	(203)	(132)
Benefits paid	(15,914)	(15,700)	(36,650)	(37,135)
Effect of foreign currency	—	—	31,908	(101,377)
Fair value of plan assets at end of year	$180,927	$177,044	$667,524	$607,234
Funded status at end of year	$(28,250)	$(32,138)	$26,029	$10,044
Significant items impacting actuarial gains and losses for 2023 for U.S. and U.K. plans included the actual return on the fair value of plan assets since the prior measurement date was greater than assumed, which caused the funded position to improve; partially offset by a decrease in the discount rate used to measure the benefit obligation compared with the prior year, which caused deterioration in the funded position.
Amounts recognized on the Consolidated Balance Sheets for defined benefit pension plans consist of the following at December 31, 2023 and 2022:

	U.S. Plans		International Plans
	December 31		December 31
(In thousands)	2023	2022	2023	2022
Noncurrent assets	$—	$—	$44,241	$26,033
Current liabilities	1,832	1,851	726	924
Noncurrent liabilities	26,418	30,287	17,486	15,065
AOCI	95,016	105,005	358,763	346,068
Amounts recognized in AOCI for defined benefit pension plans consist of the following at December 31, 2023 and 2022:

	U.S. Plans		International Plans
(In thousands)	2023	2022	2023	2022
Net actuarial loss	$95,016	$105,005	$350,601	$337,849
Prior service cost	—	—	8,162	8,219
Total	$95,016	$105,005	$358,763	$346,068
The Company's estimate of expected contributions to be paid in 2024 for the U.S. and international defined benefit plans total $7.7 million and $17.6 million, respectively.
Future Benefit Payments
Expected benefit payments for defined benefit pension plans over the next ten years are as follows:

(In millions)	2024	2025	2026	2027	2028	2029-2033
U.S. Plans	$26.0	$16.3	$16.2	$16.1	$15.9	$75.1
International Plans	37.2	37.8	38.8	39.8	41.3	221.3

Net Periodic Pension Cost and Defined Benefit Pension Obligation Assumptions
The weighted-average actuarial assumptions used to determine the defined benefit pension plan NPPC for 2023, 2022 and 2021 were as follows:

	U.S. Plans December 31			International Plans December 31			Global Weighted-Average December 31
	2023	2022	2021	2023	2022	2021	2023	2022	2021
Discount rates	5.3%	2.7%	2.4%	5.1%	1.9%	1.4%	5.1%	2.1%	1.6%
Expected long-term rates of return on plan assets	7.0%	6.3%	6.8%	5.1%	4.4%	4.7%	5.5%	4.7%	5.1%
The expected long-term rates of return on defined benefit pension plan assets for the 2024 NPPC are 7.0% for the U.S. plans and 5.3% for the international plans. The expected global long-term rate of return on assets for 2024 is 5.7%.
The weighted-average actuarial assumptions used to determine the defined benefit pension plan obligations at December 31, 2023 and 2022 were as follows:

	U.S. Plans		International Plans		Global Weighted-Average
	December 31		December 31		December 31
	2023	2022	2023	2022	2023	2022
Discount rates	5.0%	5.3%	4.8%	5.1%	4.8%	5.1%
Since accrued service is no longer granted to the U.S. defined benefit plans and the majority of the international defined benefit pension plans, the rate of compensation increase did not have a significant impact on the defined benefit pension obligation at December 31, 2023 and 2022 or the defined benefit pension plan NPPC for the years ended 2023, 2022 and 2021.
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
Accumulated Benefit Obligation
The accumulated benefit obligation for all defined benefit pension plans at December 31, 2023 and 2022 was as follows:

	U.S. Plans		International Plans
	December 31		December 31
(In millions)	2023	2022	2023	2022
Accumulated benefit obligation	$209.2	$209.2	$636.4	$593.4

Defined Benefit Pension Plans with Accumulated Benefit Obligation in Excess of Plan Assets
The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for defined benefit pension plans with accumulated benefit obligations in excess of plan assets at December 31, 2023 and 2022 were as follows:

	U.S. Plans		International Plans
	December 31		December 31
(In millions)	2023	2022	2023	2022
Projected benefit obligation	$209.2	$209.2	$27.8	$25.3
Accumulated benefit obligation	209.2	209.2	24.1	22.6
Fair value of plan assets	180.9	177.0	9.7	9.4

At December 31, 2023 and 2022, the asset allocations attributable to the Company's U.S. defined benefit pension plans and the long-term target allocation of plan assets, by asset category, are as follows:

	Target Long-Term Allocation	Percentage of Plan Assets December 31
U.S. Plans Asset Category		2023	2022
Domestic equity securities	6%-16%	10.7%	21.0%
International equity securities	22%-32%	24.3%	22.2%
Fixed income securities	51%-61%	52.8%	44.6%
Cash and cash equivalents	Less than 5%	0.9%	1.0%
Other (a)	1%-11%	11.3%	11.2%
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
The Company reviews the long-term expected return on asset assumption on a periodic basis considering a variety of factors including historical investment returns achieved over a long-term period, the targeted allocation of plan assets and future expectations based on a model of asset returns for an actively managed portfolio. The model simulates 1,000 different capital market results over 20 years. The expected return-on-asset assumption for U.S. defined benefit pension plans for both 2024 and 2023 is 7.0%.
The U.S. defined benefit pension plans' assets include 310,000 shares at December 31, 2023 and 310,000 shares at December 31, 2022 of the Company's common stock, valued at $2.8 million and $2.0 million, respectively. These shares represented 1.5% and 1.1% of total U.S. plan assets at December 31, 2023 and 2022, respectively.
The asset allocations attributable to the Company's international defined benefit pension plans at December 31, 2023 and 2022 and the long-term target allocation of plan assets, by asset category, are as follows:

International Plans Asset Category	Target Long-Term Allocation	Percentage of Plan Assets December 31
		2023	2022
Equity securities	16.0%	10.8%	24.8%
Fixed income securities	78.0%	83.3%	65.5%
Cash and cash equivalents	—	0.5%	1.5%
Other (b)	6.0%	5.4%	8.2%
(b)     Investments within this caption include diversified growth funds and real estate funds.
International defined benefit pension plan assets at December 31, 2023 in the U.K. defined benefit pension plan totaled approximately 94% of the international defined benefit pension plan assets. The U.K. plan assets are allocated among various categories of equities, fixed income securities and cash and cash equivalents with professional investment managers whose performance is actively monitored. The primary investment objective is long-term growth of assets in order to meet present and future benefit obligations. The Company periodically conducts asset/liability modeling studies and accordingly adjusts investment amounts within asset categories to ensure the long-term investment strategy is aligned with the profile of benefit obligations.
For the international long-term rate of return assumption, the Company considered the current level of expected returns in risk-free investments (primarily government bonds), the historical level of the risk premium associated with other asset classes in which the portfolio is invested, and the expectations for future returns of each asset class and plan expenses. The expected return for each asset class is then weighted based on the target asset allocation to develop the expected long-term rate of return on assets. The expected return on asset assumption for the U.K. defined benefit pension plan for 2024 and 2023 are 5.3% and 5.0%, respectively. The remaining international defined benefit pension plans, with plan assets representing approximately 6% of the international defined benefit pension plan assets, are under the guidance of professional investment managers and have similar investment objectives.

The fair values of the Company's U.S. defined benefit pension plans' assets at December 31, 2023 by asset class are as follows:

(In thousands)	Total	Level 1	Investments Valued at Net Asset Value (c)
Domestic equities:
Common stocks	$2,791	$2,791	$—
Mutual funds—equities	16,583	16,583	—
International equities:
Mutual funds—equities	43,994	43,994	—
Fixed income investments:
U.S. Treasuries and collateralized securities	13,920	13,920	—
Mutual funds—bonds	81,634	81,634	—
Other—mutual funds	4,913	4,913	—
Cash and money market accounts	1,661	1,661	—
Other—partnerships/joint ventures	15,431	—	15,431
Total	$180,927	$165,496	$15,431
(c)     Certain investments that are measured at fair value using Net Asset Value per share (or its equivalent) as a practical expedient have not been classified in the fair value hierarchy.
The fair values of the Company's U.S. defined benefit pension plans' assets at December 31, 2022 by asset class are as follows:

(In thousands)	Total	Level 1	Investments Valued at Net Asset Value
Domestic equities:
Common stocks	$1,951	$1,951	$—
Mutual funds—equities	35,177	35,177	—
International equities:
Mutual funds—equities	39,287	39,287	—
Fixed income investments:
Mutual funds—bonds	78,943	78,943	—
Other—mutual funds	6,699	6,699	—
Cash and money market accounts	1,780	1,780	—
Other - partnerships/joint ventures	13,207	—	13,207
Total	$177,044	$163,837	$13,207
The fair values of the Company's international defined benefit pension plans' assets at December 31, 2023 by asset class are as follows:

(In thousands)	Total	Level 1	Level 2
Equity securities:
Mutual funds—equities	$71,755	$—	$71,755
Fixed income investments:
Mutual funds—bonds	551,701	—	551,701
Insurance contracts	4,631	—	4,631
Other:
Other mutual funds	36,188	—	36,188
Cash and money market accounts	3,249	3,249	—
Total	$667,524	$3,249	$664,275

The fair values of the Company's international defined benefit pension plans' assets at December 31, 2022 by asset class are as follows:

(In thousands)	Total	Level 1	Level 2
Equity securities:
Mutual funds—equities	$150,813	$—	$150,813
Fixed income investments:
Mutual funds—bonds	392,960	—	392,960
Insurance contracts	4,636	—	4,636
Other:
Other mutual funds	49,805	—	49,805
Cash and money market accounts	9,020	9,020	—
Total	$607,234	$9,020	$598,214

The following is a description of the valuation methodologies used for the defined benefit pension plans' investments measured at fair value:
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

Multiemployer Pension Plans
The Company, through HE, contributes to several MEPPs under the terms of collective-bargaining agreements that cover union-represented employees, many of whom are temporary in nature. The Company's total contributions to MEPPs were $1.9 million, $1.9 million and $1.7 million for the years ended December 31, 2023, 2022 and 2021, respectively.

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

Income (loss) from continuing operations before income taxes and equity income as reported on the Consolidated Statements of Operations consists of the following:

(In thousands)	2023	2022	2021
U.S.	$(28,658)	$(152,602)	$(34,462)
International	10,108	29,644	71,968
Total income (loss) from continuing operations before income taxes and equity income	$(18,550)	$(122,958)	$37,506

Income tax expense (benefit) as reported on the Consolidated Statements of Operations consists of the following:

(In thousands)	2023	2022	2021
Income tax expense (benefit):
Currently payable:
U.S. state	$3,463	$1,416	$507
International	21,096	14,914	22,295
Total income taxes currently payable	24,559	16,330	22,802
Deferred U.S. federal	2,446	(6,219)	(4,594)
Deferred U.S. state	(1,163)	(2,274)	(18)
Deferred international	2,343	2,544	(9,101)
Total income tax expense (benefit) from continuing operations	$28,185	$10,381	$9,089
Cash payments for income taxes were $20.1 million, $20.9 million and $21.7 million for 2023, 2022 and 2021, respectively. The cash payments for 2023 are relatively consistent with the payments for 2022 and for 2021.
A reconciliation of the normal expected statutory U.S. federal income tax expense (benefit) to the actual Income tax expense (benefit) from continuing operations as reported on the Consolidated Statements of Operations is as follows:

(In thousands)	2023	2022	2021
U.S. federal income tax expense (benefit), at statutory tax rate of 21%	$(3,896)	$(25,821)	$7,877
U.S. state income taxes, net of federal income tax benefit	1,044	(929)	(310)
U.S. other domestic deductions and credits	(761)	(594)	(415)
Difference in effective tax rates on international earnings and remittances	13,311	5,779	4,488
Uncertain tax position contingencies and settlements	(768)	(290)	783
Changes in realization of deferred tax assets	14,498	8,263	(5,035)
U.S. non-deductible expenses	1,146	791	936
Nondeductible goodwill impairment	—	19,548	—
PP&E / Intangible asset impairment	2,961	3,150	—
State deferred tax rate changes	304	154	592
Foreign derived intangible income deduction	(785)	(938)	—
Share-based compensation	1,131	1,268	173
Total income tax expense (benefit) from continuing operations	$28,185	$10,381	$9,089

At December 31, 2023, 2022 and 2021, the Company's annual effective income tax rate on income (loss) from continuing operations was (151.9)%, (8.4)% and 24.2%, respectively.

The Company’s international income from continuing operations before income taxes and equity income was $10.1 million and $29.6 million for 2023 and 2022, respectively. In 2022, the Company recorded a $15.0 million intangible assets impairment for the Altek business with no tax benefit. In 2023, the Company recorded a $14.1 million assets impairment for one of the HE sites in China with no tax benefit. At the same time that the write-off of PPE occurred, the forecast of future taxable income was revised, resulting in decision to record a $3.7 million income tax charge of prior year deferred tax assets in China. The Company's total international income tax expense increased from $17.5 million in 2022 to $23.4 million in 2023 primarily due to the China income tax charge and the change in mix of income.

The Company’s differences in income tax expense for 2023 and 2022 on international earnings and remittances were $13.3 million and $5.8 million, respectively, which included U.S income tax expense on international deemed remittances of $0.3 million and $0.1 million, respectively. The increase is primarily due to an increase in U.K. defined benefit pension expense related to the impact of higher discount rates applied to the Company's 2023 plan obligations and a lower return on plan assets in the current year with no tax benefit and the change in mix of income.

The Company's U.S. loss from continuing operations before income taxes and equity income was $28.7 million and $152.6 million for 2023 and 2022, respectively. The Company's total U.S. income tax increased from a $7.1 million benefit in 2022 to $4.7 million expense in 2023 primarily due to CE's business improvement, increased disallowed interest expense due to higher interest rates and a $3.0 million tax benefit recorded in 2022 on the deductible portion of the goodwill impairment for the Clean Earth business not recurring in 2023.
The income tax effects of the temporary differences giving rise to the Company's deferred tax assets and liabilities at December 31, 2023 and 2022 are as follows:

	2023 (a)		2022 (a)
(In thousands)	Asset	Liability	Asset	Liability
Depreciation and amortization	$—	$55,004	$—	$61,145
Right-of-use assets	—	23,887	—	24,826
Operating lease liabilities	24,222	—	25,024	—
Expense accruals	33,790	—	28,758	—
Inventories	3,704	—	4,011	—
Provision for receivables	3,801	—	2,781	—
Deferred revenue	6,377	—	4,484	—
Operating loss carryforwards	54,935	—	54,237	—
Tax credit carryforwards	15,298	—	21,443	—
Pensions	—	580	5,171	—
Currency adjustments	—	754	—	3,330
Section 163(j) disallowed interest expense	25,937	—	13,869	—
Research and development	6,014	—	2,795	—
Stock based compensation	7,387	—	6,580	—
Other	—	1,823	—	3,198
Subtotal	181,465	82,048	169,153	92,499
Valuation allowance	(112,905)	—	(89,234)	—
Total deferred income taxes	$68,560	$82,048	$79,919	$92,499
(a) Does not include approximately $1.1 billion of statutory loss carryforwards within Luxembourg for which the Company considers the utilization of these attributes remote and as such no deferred tax asset or corresponding valuation allowance has been recorded.
At December 31, 2023, the tax-effected amount of net operating losses ("NOLs") totaled $54.9 million. Tax-effected NOLs from international operations are $43.9 million. Of that amount, $39.6 million can be carried forward indefinitely and $4.3 million will expire at various times between 2024 and 2043. Tax-effected U.S. state NOLs are $11.0 million. Of that amount, $2.3 million expire at various times between 2024 and 2028, $1.7 million expire at various times between 2029 and 2033, $3.1 million expire at various times between 2034 and 2038 and $3.9 million expire at various times between 2039 and 2043.
Valuation allowances of $112.9 million and $89.2 million at December 31, 2023 and 2022, respectively, related principally to deferred tax assets for pension liabilities, NOLs, disallowed interest expense and foreign currency translation that are uncertain as to realizability. In 2023, the Company recorded a $12.7 million valuation allowance increase related to disallowed interest expense, a $9.3 million valuation allowance increase related to current year losses in certain foreign jurisdictions where the Company determined that it is more likely than not that these assets will not be realized, and a valuation allowance increase of $2.3 million from the effects of foreign currency translation adjustments.
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

The Company recognizes accrued interest and penalty expense related to unrecognized income tax benefits in income tax expense or benefit. The Company recognized income tax benefit (expense) of $0.4 million and $(0.4) million during 2022 and 2021, respectively, for interest and penalties. There was no income tax benefit (expense) related to accrued interest and penalties during the year ended December 31, 2023. The Company has accrued $1.3 million, $1.3 million and $1.7 million for the payment of interest and penalties at December 31, 2023, 2022 and 2021, respectively.
A reconciliation of the change in the unrecognized income tax benefits balance from January 1, 2021 to December 31, 2023 is as follows:

(In thousands)	Unrecognized Income Tax Benefits	Deferred Income Tax Benefits	Unrecognized Income Tax Benefits, Net of Deferred Income Tax Benefits
Balances, January 1, 2021	$2,896	$(22)	$2,874
Additions for tax positions related to the current year (includes currency translation adjustment)	316	(1)	315
Additions for tax positions related to prior years (includes currency translation adjustment)	500	—	500
Statutes of limitation expirations	(585)	1	(584)
Balance at December 31, 2021	3,127	(22)	3,105
Additions for tax positions related to the current year (includes currency translation adjustment)	189	(1)	188
Statutes of limitation expirations	(524)	2	(522)
Balance at December 31, 2022	2,792	(21)	2,771
Additions for tax positions related to the current year (includes currency translation adjustment)	439	(1)	438
Statutes of limitation expirations	(1,106)	5	(1,101)
Total unrecognized income tax benefits that, if recognized, would impact the effective income tax rate at December 31, 2023	$2,125	$(17)	$2,108
Within the next twelve months, it is reasonably possible that up to $0.4 million of unrecognized income tax benefits will be recognized upon settlement of income tax examinations and the expiration of various statutes of limitations.
The Company files income tax returns as prescribed by the tax laws of the jurisdictions in which it operates. These tax returns are subject to examinations and possible challenges by the tax authorities. Positions challenged by the tax authorities may be settled or appealed to by the Company.
The tax years that remain subject to examination for the Company's major tax jurisdictions as of December 31, 2023 are shown below:

Jurisdiction	Earliest Open Year
Brazil	2019
China	2018
France	2021
United States:
Federal income tax	2020
State income tax	2017

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

The following table summarizes information related to the location and undiscounted amount of the Company's environmental liabilities:

(In thousands)	December 31 2023	December 31 2022
Current portion of environmental liabilities (a)	$7,530	$7,120
Long-term environmental liabilities	25,682	26,880
Total environmental liabilities	$33,212	$34,000
(a)    The current portion of environmental liabilities is included in the caption Other current liabilities on the Consolidated Balance Sheets.

Legal Proceedings

In the ordinary course of business, the Company is a defendant or party to various claims and lawsuits, including those discussed below. Unless stated otherwise below, the Company has not determined a loss to be probable or estimable for the legal proceedings.

In November 2022, the EPA and the Kentucky Department for Environmental Protection (the “KDEP”) conducted an inspection of Clean Earth of Calvert City LLC’s facility in Calvert City, KY. In September of 2023, the EPA verbally proposed a civil penalty of $775,000 to address alleged violations identified at the time of the inspection. The Company recorded a liability during the year ended December 31, 2023 of $700,000 and is still assessing the alleged violations and is engaging with the EPA to resolve this matter.

On March 28, 2018, the EPA conducted an inspection of ESOL’s offsite waste management facility in Detroit, MI. On November 23, 2021, the EPA proposed a civil penalty of $390,092 as part of a proposed Administrative Consent Order for alleged improper air emissions at the site. The allegations in the proposed Administrative Consent Order and civil penalty relate exclusively to the period prior to the Company’s purchase of the ESOL business. The Company and EPA have reached an agreement and have entered into a consent order to settle the EPA's claim for $270,000, which was paid during the year ended December 31, 2023.

On January 27, 2020, the EPA issued a Notice of Potential Liability to the Company, along with several other companies, concerning the Newtown Creek Superfund Site located in Kings and Queens Counties in New York. The Notice alleges certain facilities formerly owned or operated by subsidiaries of the Company may have resulted in the discharge of hazardous substances into Newtown Creek or its Dutch Kills tributary. The site has been subject to CERCLA response activities since approximately 2011. The U.S. EPA expects to issue a Record of Decision for the sitewide cleanup plan no sooner than 2028 and announced, in July 2021, that it would defer its decision on a potential early action response for the lower two miles of the Creek until the sitewide studies are completed. The Company is one of approximately twenty (20) Potentially Responsible Parties ("PRPs") that have received notices, though it is believed other PRPs may exist. The Company vigorously contests the allegations of the Notice and currently does not believe that this matter will have a material effect on the Company’s financial position or results from operations.

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

The Company has had ongoing meetings with the SCE over processing salt cakes, a processing byproduct, stored at the Al Hafeerah site. The Company’s Bahrain operations that produced the salt cakes has ceased operations. An Environmental Impact Assessment and Technical Feasibility Study for facilities to process the salt cakes was approved by the SCE during the first quarter of 2018. Commissioning of the facilities was completed during the third quarter of 2021 and the processing of the salt cakes has commenced. The Company's current reserve of $5.3 million at December 31, 2023 continues to represent the Company's best estimate of the ultimate costs to be incurred to resolve this matter. The Company continues to evaluate this reserve and any future change in estimated costs, which could be material to the Company’s results of operations in any one period.

On July 27, 2018 Brazil’s Federal and Rio de Janeiro State Public Prosecution Offices (the "MPF" and "MPE", respectively) filed a Civil Public Action against CSC, one of the Company's customers, the Company’s Brazilian subsidiary, the Municipality of Volta Redonda, Brazil, and the Instituto Estadual do Ambiente (local environmental protection agency) seeking the implementation of various measures to limit and reduce the accumulation of customer-owned slag at the site in Brazil. On August 6, 2018 the 3rd Federal Court in Volta Redonda (the "Volta Redonda Court") granted the MPF and MPE an injunction against the same parties requiring, among other things, CSN and the Company’s Brazilian subsidiary to limit the volume of slag sent to the site. Because the customer owns the site and the slag located on the site, the Company believes that complying with this injunction is the steel producer’s responsibility. Nevertheless, the Volta Redonda Court issued two orders fining the Company and CSN for what it views as ongoing violations of the injunction. The Company is appealing the fines and the underlying injunction. Both the Company and CSN continue to have discussions with the MPF, MPE and the governmental authorities regarding the injunction and the possible resolution of the underlying case. Beginning on March 25, 2022, the Courts entered a series of orders suspending the litigation proceedings and staying any additional fines and interest accruals while the parties discuss a possible resolution to the matter. The aggregate amount of fines levied against the Company, exclusive of interest, is approximately 32 million Brazilian reais (or approximately $6.6 million) as of December 31, 2023. The Company does not believe that a loss relating to this matter is probable or estimable at this point.

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

In October 2009 the Company received notification of the SPRA’s final administrative decision regarding the levying of ICMS in the State of São Paulo in relation to services provided to a customer in the State between January 2004 and May 2005. As of December 31, 2023, the principal amount of the tax assessment from the SPRA with regard to this case is approximately $1.3 million, with penalty, interest and fees assessed to date increasing such amount by an additional $19.1 million. On June 4, 2018, the Appellate Court of the State of São Paulo ruled in favor of the SPRA, but ruled that the assessed penalty should be reduced to approximately $1.3 million. After calculating the interest accrued on the penalty, the Company estimates that this ruling reduced the current overall potential liability for this case to approximately $7.6 million. All such amounts include the effect of foreign currency translation. The Company has appealed the ruling in favor of the SPRA to the Superior Court of Justice. Due to multiple court precedents in the Company's favor, as well as the Company's ability to appeal, the Company does not believe a loss is probable.

Another ICMS tax case involving the SPRA refers to the tax period from January 2002 to December 2003. In December 2018, the administrative tribunal hearing the case upheld the Company's liability. The aggregate amount assessed by the tax authorities in August 2005 was $5.2 million (the amounts with regard to this claim are valued as of the date of the assessment since it has not yet reached the collection phase), composed of a principal amount of $1.2 million, with penalty and interest assessed through that date increasing such amount by an additional $4.0 million. On December 6, 2018, the administrative tribunal reduced the applicable penalties to $0.6 million. After calculating the interest accrued on the current penalty through December 31, 2023, the Company estimates that the current overall liability for this case to be approximately $5.7 million. All such amounts include the effect of foreign currency translation. The Company has appealed to the judicial phase at the Third Trial Court of the District of Cubatão, State of São Paulo. On October 14, 2022, the District Court issued a decision holding that the Company is not liable for the taxes at issue. The SPRA appealed this decision on December 28, 2022 and this appeal is pending review by the Appellate Court of the State of São Paulo. Due to multiple court precedents in the Company's favor, the Company does not believe a loss is probable.

The Company continues to believe that sufficient coverage for these claims exists as a result of the indemnification obligations of the Company's customer and such customer’s pledge of assets in connection with the October 2009 notice, as required by Brazilian law.

On December 30, 2020, the Company received an assessment from the municipal authority in Ipatinga, Brazil alleging $2.2 million in unpaid service taxes from the period 2015 to 2020. After calculating the interest and penalties accrued, the Company estimates that the current overall potential liability for this case to be approximately $5.9 million. On January 18, 2021, the Company filed a challenge to the assessment and a final administrative decision is still pending. Due to the multiple defenses that are available, the Company does not believe a loss is probable.

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

Asbestos Actions
The Company is named as one of many defendants in legal actions in the U.S. alleging personal injury from exposure to airborne asbestos over the past several decades. In their suits, the plaintiffs have named as defendants, among others, many manufacturers, distributors and installers of numerous types of equipment or products that allegedly contained asbestos.
As of December 2023, there were approximately 17,000 pending asbestos personal injury actions filed against the Company. The vast majority of these actions were filed in the New York Supreme Court (New York County), of which the majority of such actions were on the Deferred/Inactive Docket created by the court in December 2002 for all pending and future asbestos actions filed by persons who cannot demonstrate that they have a malignant condition or discernible physical impairment. A relatively small portion of cases are on the Active or In Extremis docket in New York County or on active dockets in other jurisdictions. The complaints in most of those actions generally follow a form that contains a standard demand of significant damages, regardless of the individual plaintiff's alleged medical condition, and without identifying any Company product.
The Company will continue to vigorously defend against such claims and is confident that it will be successful in doing so. The Company has never been a producer, manufacturer or processor of asbestos fibers. Any asbestos-containing part of a Company product used in the past was purchased from a supplier and the asbestos encapsulated in other materials such that airborne exposure, if it occurred, was not harmful and is not associated with the types of injuries alleged in the pending actions.
The Company has liability insurance coverage under various primary and excess policies that the Company believes will be available, if necessary, to substantially cover any liability that might ultimately be incurred in the asbestos actions referred to above. The costs and expenses of the asbestos actions are being paid by the Company’s insurers.
In view of the persistence of asbestos litigation in the U.S., the Company expects to continue to receive additional claims in the future. The Company intends to continue its practice of vigorously defending these claims and cases. As of December 2023, the Company has successfully dismissed approximately 28,500 cases by stipulation or summary judgment prior to trial.
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
Other
On November 5, 2020, a worker suffered a fatal injury at a site owned by the Company’s customer, Gerdau Ameristeel US, Inc., ("Gerdau") in Midlothian, TX. Although the Company was not directly involved in the accident, the worker was employed by a sub-contractor of a sub-contractor of the Company. The worker’s family filed suit in the 125th Judicial District Court of Harris County, TX against multiple parties, including the Company, seeking monetary damages. On May 11, 2023, parties completed a formal settlement agreement, settling the claims brought by the worker's family. The Company paid its insurance deductible of $5.0 million and has recorded an indemnification receivable from Gerdau for the recovery of certain losses based upon the contractual indemnity rights. On August 25, 2023, the Company initiated arbitration proceedings against Gerdau before the American Arbitration Association to enforce its contractual indemnity rights. There can be no assurances that the Company's position will ultimately prevail; however, any financial statement impact is not expected to be material.

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

13. Capital Stock
The authorized capital stock of the Company consists of 150,000,000 shares of common stock and 4,000,000 shares of preferred stock, both having a par value of $1.25 per share. The preferred stock is issuable in series with terms as fixed by the Board. No preferred stock has been issued. The following table summarizes the Company's common stock activity during the period from January 1, 2021 to December 31, 2023:

	Shares Issued	Treasury Shares (a)	Outstanding Shares
Outstanding, January 1, 2021	115,430,042	36,505,672	78,924,370
Shares issued for vested restricted stock units	305,535	112,275	193,260
Shares issued for vested performance stock units	124,077	54,950	69,127
Stock appreciation rights exercised	46,739	17,950	28,789
Outstanding, December 31, 2021	115,906,393	36,690,847	79,215,546
Shares issued for vested restricted stock units	341,051	131,089	209,962
Shares issued for vested restricted stock awards	87,765	40,304	47,461
Stock appreciation rights exercised	23,311	6,640	16,671
Outstanding, December 31, 2022	116,358,520	36,868,880	79,489,640
Shares issued for vested restricted stock units	401,385	122,659	278,726
Shares issued for vested restricted stock awards	124,106	57,637	66,469
Outstanding, December 31, 2023	116,884,011	37,049,176	79,834,835
The following is a reconciliation of the average shares of common stock used to compute basic earnings per common share to the shares used to compute diluted earnings per common share as shown on the Consolidated Statements of Operations:

(In thousands, except per share data)	2023	2022	2021
Income (loss) from continuing operations attributable to Enviri Corporation common stockholders	$(45,519)	$(137,155)	$22,137
Weighted-average shares outstanding—basic	79,796	79,493	79,234
Dilutive effect of stock-based compensation	—	—	1,055
Weighted-average shares outstanding—diluted	79,796	79,493	80,289
Income (loss) from continuing operations per common share, attributable to Enviri Corporation common stockholders:
Basic	$(0.57)	$(1.73)	$0.28
Diluted	$(0.57)	$(1.73)	$0.28

The following average outstanding stock-based compensation units were not included in the computation of diluted earnings per share because the effect was antidilutive or the market conditions for the performance share units were not met:

(In thousands)	2023	2022	2021
Restricted stock units	1,219	672	—
Stock appreciation rights	2,303	2,092	826
Performance share units	1,341	1,040	865

14. Stock-Based Compensation
The 2013 Equity and Incentive Plan as amended (the "2013 Plan") authorizes the issuance of up to 12.1 million shares of the Company's common stock for use in paying incentive compensation awards in the form of stock options or other equity awards such as restricted stock, restricted stock units ("RSUs"), stock appreciation rights ("SARs") or performance share units ("PSUs"). Of the 12.1 million shares authorized, a maximum of 8.1 million shares may be issued for awards other than option rights or SARs, as defined in the 2013 Plan. The 2016 Non-Employee Directors' Long-Term Equity Compensation Plan, as amended (the "2016 Plan"), authorizes the issuance of up to 800 thousand shares of the Company's common stock for equity awards. Both plans have been approved by the Company's stockholders. At December 31, 2023, there were 3.1 million shares available for granting equity awards under the 2013 Plan, of which 1.9 million shares were available for awards other than option rights or SARs. At December 31, 2023, there were 181 thousand shares available for granting equity awards under the 2016 Plan.

Restricted Stock Units
The Board approves the granting of performance-based RSUs as the long-term equity component of director, officer and certain key employee compensation. The RSUs require no payment from the recipient and compensation cost is measured based on the market price of the Company's common stock on the grant date and is generally recorded over the vesting period. RSUs granted to officers and certain key employees in 2021, 2022 and 2023 either vest on a pro-rata basis over three years or upon obtainment of specified retirement or years of service criteria. The vesting period for RSUs granted to non-employee directors is one year and each RSU is exchanged for an equal number of shares of the Company's common stock upon vesting for awards issued under the 2016 and 2013 Plans. There is no option for cash payment.
The following table summarizes RSUs issued and the compensation expense from continuing operations recorded for the years ended December 31, 2023, 2022, and 2021:

	RSUs (a)	Weighted Average Fair Value	Expense
(Dollars in thousands, except per unit)			2023	2022	2021
Directors:
2020	34,986	10.29	—	—	120
2021	23,224	21.53	—	167	333
2022	63,696	7.85	167	333	—
2023	80,705	9.03	516	—	—
Employees:
2018	242,791	19.93	—	—	142
2019	270,864	22.25	—	314	1,239
2020	522,087	8.22	91	741	1,093
2021	343,125	18.62	910	1,294	1,892
2022	450,915	12.36	1,040	1,486	—
2023	926,010	7.09	1,628	—	—
Total			$4,352	$4,335	$4,819
(a)     Represents number of awards originally issued.

RSU activity for the year ended December 31, 2023 was as follows:

	Number of Shares	Weighted Average Grant-Date Fair Value
Non-vested at December 31, 2022	671,584	$12.51
Granted	1,006,715	7.25
Vested	(364,241)	11.34
Forfeited	(94,737)	10.87
Non-vested at December 31, 2023	1,219,321	$8.63
At December 31, 2023, the total unrecognized compensation expense related to non-vested RSUs was $6.2 million, which will be recognized over a weighted-average period of 2.0 years.
The total fair value of RSU's vested in 2023, 2022 and 2021 was $4.1 million, $5.1 million and $4.1 million, respectively.
Stock Appreciation Rights
The Board approves the granting of SARs to officers and certain key employees under the 2013 Plan.  The SARs generally vest on a pro-rata three-year basis from the grant date or upon specified retirement or years of service criteria and expire no later than ten years after the grant date.  The exercise price of the SARs is equal to the fair value of Enviri common stock on the grant date.  Upon exercise, shares of the Company's common stock are issued based on the increase in the fair value of the Company's common stock over the exercise price of the SAR.  SARs do not have an option for cash payment.

The table below summarizes the total SARs granted and the fair value of each grant estimated on the grant date using a Black-Scholes pricing model with the following assumptions:

	Number of Shares Granted	Risk-free Interest Rate	Dividend Yield	Expected Life (Years)	Volatility	SAR Grant Price	Fair Value of SAR
March 2021 Grant	184,641	0.91%	—%	6.0	61.9%	18.58	10.48
March 2022 Grant	312,987	1.67%	—%	6.0	60.3%	12.65	7.20
September 2022 Grant	10,000	3.56%	—%	6.0	60.6%	5.02	2.97
October 2022 Grant	10,000	4.10%	—%	6.0	61.3%	5.26	3.17
December 2022 Grant	10,000	3.75%	—%	6.0	62.4%	6.15	3.72
March 2023 Grant	404,594	4.20%	—%	6.0	62.6%	7.45	4.56
May 2023 Grant	48,427	3.48%	—%	6.0	63.0%	9.31	5.64

SARs activity for the year ended December 31, 2023 was as follows:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (in millions) (b)
Outstanding, December 31, 2022	2,091,862	$14.68	$0.0
Granted	453,021	7.65
Forfeited/Expired	(241,865)	17.37
Outstanding, December 31, 2023	2,303,018	$13.01	$1.3
(b)     Intrinsic value is defined as the difference between the current market value and the exercise price, for those SARs where the market price exceeds the exercise price.
There were no SARs exercised in 2023. The was no intrinsic value for the SARs exercised in 2022, as the exercisable price exceeded the market value. The intrinsic value for SARS exercised in 2021 was $0.6 million.

The following table summarizes information related to outstanding and exercisable SARs at December 31, 2023:

	SARs Outstanding				SARs Exercisable
Range of Exercisable Prices	Vested	Non-vested	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Life in Years	Number Exercisable	Weighted-Average Exercise Price per Share
$5.02 - $13.70	961,955	559,029	$9.42	6.23	961,955	$9.85
$16.53 - $22.70	569,276	39,275	18.65	3.72	569,276	18.65
$23.25 - $26.92	173,483	—	24.69	0.46	173,483	24.69
	1,704,714	598,304	$13.01	5.13	1,704,714	$14.30

Total compensation expense from continuing operations related to SARs was $1.5 million, $1.5 million and $1.8 million for the years ended December 31, 2023, 2022 and 2021, respectively. At December 31, 2023, total unrecognized compensation expense related to non-vested SARs was $2.1 million, which will be recognized over a weighted average period of 1.9 years.
Weighted-average grant date fair value of non-vested SARs for the year ended December 31, 2023 was as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Non-vested shares, December 31, 2022	470,471	$6.16
Granted	453,021	4.68
Vested	(276,566)	5.19
Forfeited	(48,622)	5.76
Non-vested shares, December 31, 2023	598,304	$5.51
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

Under the 2013 Plan, the Company granted the following shares presented in the table below and estimated the fair value of these grants on the grant date using a Monte Carlo pricing model with the following assumptions:

	PSUs Issued
	Number of Shares Granted	Risk-free Interest rate	Dividend Yield	Expected Life (Years)	Volatility	Fair Value per PSU
March 2021 Grant	316,959	0.25%	—%	2.83	50.7%	$25.38
March 2022 Grant	500,624	1.59%	—%	2.83	50.4%	$16.54
March 2023 Grant	758,965	4.67%	—%	2.82	43.9%	$10.91
May 2023 Grant	29,337	3.75%	—%	2.65	41.5%	$15.24

Total compensation expense from continuing operations related to PSUs was $5.8 million, $4.2 million and $5.1 million for the years ended December 31, 2023, 2022 and 2021, respectively. At December 31, 2023, total unrecognized compensation expense related to non-vested PSUs was $7.2 million, which will be recognized over a weighted average period of 1.7 years.

A summary of the Company's non-vested PSU activity during the year ending December 31, 2023 was as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Non-vested shares, December 31, 2022	661,952	$19.94
Granted	788,302	11.07
Vested, not issued (a)	(225,667)	25.38
Forfeited	(116,331)	16.63
Non-vested shares, December 31, 2023	1,108,256	$12.87
(a) The measurement period for PSUs issued in 2021 ended on December 31, 2023 and these shares vested but will not be issued until the Board certifies the measurement period results in early 2024. A total of 0 shares are expected to be issued.

Other Stock Grants
In connection with the Company's appointment of its interim Senior Vice President and Chief Financial Officer ("ICFO") in August 2022, a monthly common stock grant equal to $0.1 million determined at the closing price of the Company's common stock on the last trading day of each month was issued as part of the ICFO's compensation through the end of his service date in October 2023. During the year ended December 31, 2023, the Company issued 124,106 shares at a weighted average price of $7.64 per share and total compensation expense of $0.9 million.

15. Financial Instruments
Off-Balance Sheet Risk
As collateral for the Company's performance and to insurers, the Company is contingently liable under standby letters of credit, bonds, bank guarantees and performance guarantees in the amounts of $489.6 million, $500.4 million and $519.4 million at December 31, 2023, 2022 and 2021, respectively. The expiration periods of the standby letters of credit, bonds and bank guarantees range from less than 1 year to over 5 years, but the majority are generally in force for approximately 2 years. Certain issues have no scheduled expiration date. The Company pays fees to various banks and insurance companies that typically range from approximately 0.2% to 3.0% per annum of the instrument's face value. If the Company were required to obtain replacement standby letters of credit, bonds and bank guarantees at December 31, 2023 for those currently outstanding, it is the Company's opinion that the replacement costs would be within the present fee structure.

The Company has currency exposures in approximately 30 countries. The Company's primary foreign currency exposures during 2023 were in the European Union, the U.K., Brazil and China.

Off-Balance Sheet Risk—Third-Party Guarantees
Any liabilities related to the Company's obligation to stand ready to act on third-party guarantees are included in Other current liabilities or Other liabilities (as appropriate) on the Company's Consolidated Balance Sheets. Any recognition of these liabilities did not have a material impact on the Company's financial position or results of operations for 2023, 2022 or 2021.
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
Derivative Instruments and Hedging Activities
The Company uses derivative instruments, including foreign currency exchange forward contracts and interest rate swaps, to manage certain foreign currency and interest rate exposures. Derivative instruments are viewed as risk management tools by the Company and are not used for trading or speculative purposes. All derivative instruments are recorded on the Company's Consolidated Balance Sheets at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the earnings effect of the hedged forecasted transactions in a cash flow hedge. The Company may enter into derivative contracts that are intended to economically hedge certain of its risks, even though hedge accounting does not apply, or the Company elects not to apply hedge accounting.

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

The fair value of outstanding derivative contracts recorded as assets and liabilities on the Company's Consolidated Balance Sheets was as follows:

(In thousands)	Balance Sheet Location	Fair Value of Derivatives Designated as Hedging Instruments	Fair Value of Derivatives Not Designated as Hedging Instruments	Total Fair Value
December 31, 2023
Asset derivatives (Level 2):
Foreign currency exchange forward contracts	Other current assets	$77	$1,597	$1,674
Interest rate swaps	Other current assets	1,443	—	1,443
Total		$1,520	$1,597	$3,117
Liability derivatives (Level 2):
Foreign currency exchange forward contracts	Other current liabilities	$561	$8,064	$8,625
Interest rate swaps	Other liabilities	2,150	—	2,150
Total		$2,711	$8,064	$10,775
December 31, 2022
Asset derivatives (Level 2):
Foreign currency exchange forward contracts	Other current assets	$1,042	$2,154	$3,196
Total		$1,042	$2,154	$3,196
Liability derivatives (Level 2):
Foreign currency exchange forward contracts	Other current liabilities	$577	$4,796	$5,373
Total		$577	$4,796	$5,373

All of the Company's derivatives are recorded on the Consolidated Balance Sheets at gross amounts and not offset. All of the Company's interest rate swaps and certain foreign currency exchange forward contracts are transacted under ISDA documentation. Each ISDA master agreement permits the net settlement of amounts owed in the event of default. The Company's derivative assets and liabilities are subject to enforceable master netting arrangements which, if offset, would have resulted in a $0.5 million and $0.1 million net liability at December 31, 2023 and 2022, respectively.

The effect of derivative instruments on the Company's Consolidated Statements of Operations and the Consolidated Statements of Comprehensive Income (Loss) was as follows:
Derivatives Designated as Hedging Instruments

	Amount Recognized in OCI on Derivatives			Amount Reclassified from AOCI into Income - Effective Portion or Equity
(In thousands)	2023	2022	2021	2023	2022	2021
Foreign currency exchange forward contracts	$(1,696)	$1,966	$309	$1,638	$(1,746)	$(129)
Interest rate swaps	1,869	—	(42)	(2,576)	4,245	3,474
	$173	$1,966	$267	$(938)	$2,499	$3,345

The locations and amounts of gain (loss) recognized on the Consolidated Statements of Operations are as follows:

	2023
(in thousands)	Interest Expense	Income (Loss) from Discontinued Businesses
Total amounts in the Consolidated Statements of Operations in which the effects of cash flow hedges are recorded	$(103,872)	$(39,252)
Interest rate swaps:
Gain or (loss) reclassified from AOCI into income	2,576	—
Foreign exchange contracts:
Gain or (loss) reclassified from AOCI into income	—	(1,638)

	2022
(in thousands)	Interest Expense	Income (Loss) From Discontinued Businesses
Total amounts in the Consolidated Statements of Operations in which the effects of cash flow hedges are recorded	$(75,156)	$(50,301)
Interest rate swaps:
Gain or (loss) reclassified from AOCI into income	(4,245)	—
Amount recognized in earnings due to ineffectiveness	1,862	—
Foreign exchange contracts:
Gain or (loss) reclassified from AOCI into income	—	1,746

	2021
	Interest Expense	Income (Loss) From Discontinued Businesses
Total amounts in the Consolidated Statements of Operations in which the effects of cash flow hedges are recorded	$(63,235)	$(25,863)
Interest rate swaps:
Gain or (loss) reclassified from AOCI into income	(3,474)	—
Amount recognized in earnings due to ineffectiveness	89	—
Foreign exchange contracts:
Gain or (loss) reclassified from AOCI into income	—	129

Derivatives Not Designated as Hedging Instruments

	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives for the Twelve Months Ended December 31(a)
(In thousands)		2023	2022	2021
Foreign currency exchange forward contracts	Cost of sales	$426	$19,808	$10,761
(a)    These gains (losses) offset amounts recognized in cost of sales sold principally as a result of intercompany or third-party foreign currency exposures.

Foreign Currency Exchange Forward Contracts
The Company conducts business in multiple currencies and, accordingly, is subject to the inherent risks associated with foreign exchange rate movements.  Foreign currency-denominated assets and liabilities are translated into U.S. dollars at the exchange rates existing at the respective balance sheet dates, and income and expense items are translated at the average monthly exchange rates during the respective periods.

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
The recognized gains and losses offset amounts recognized in cost of sales principally as a result of intercompany or third-party foreign currency exposures. At December 31, 2023 and December 31, 2022, the notional amounts of foreign currency exchange forward contracts were $633.3 million and $573.8 million, respectively. These contracts primarily hedge British pounds sterling and Euros against other currencies and mature through June 2025.
In addition to foreign currency exchange forward contracts, the Company designates certain loans as hedges of net investments in international subsidiaries. The Company recorded pre-tax net gain (loss) of $1.1 million, $(2.6) million and $2.7 million during 2023, 2022 and 2021, respectively, related to hedges of net investments in OCI.
Interest Rate Swaps
The Company uses interest rate swaps in conjunction with certain variable rate debt issuances in order to secure a fixed interest rate.  Changes in the fair value attributed to the effect of the swaps’ interest spread and changes in the credit worthiness of the counter-parties are recorded in OCI.

The Company had a series of interest rate swaps that were in effect through 2022 and had the effect of converting $200.0 million of the New Term Loan from a floating interest rate to a fixed interest rate. The fixed rates provided by the swaps replaced the adjusted LIBOR rate in the interest calculation to 3.12% for 2022. In the fourth quarter of 2021, the interest rate swaps were deemed ineffective and, thus, the subsequent changes in fair value were recorded in earnings in the current period. The amounts previously recorded in OCI were amortized into earnings over the remaining maturity of the interest rate swap.

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

Fair Value of Other Financial Instruments
The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and short-term borrowings approximate fair value due to the short-term maturities of these assets and liabilities. At December 31, 2023 and 2022, the total fair value of long-term debt, including current maturities, was $1,394.5 million and $1,227.6 million, respectively, compared with a carrying value of $1,429.0 million and $1,364.2 million, respectively. Fair values for debt are based upon pricing models using market-based inputs (Level 2) for similar issues or on the current rates offered to the Company for debt of the same remaining maturities.

Concentrations of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and accounts receivables. The Company places cash and cash equivalents with high-quality financial institutions and, by policy, limits the amount of credit exposure to any single institution.
Concentrations of credit risk with respect to accounts receivable exist in HE, which have several large customers throughout the world with significant accounts receivable balances. Consolidation in the global steel industry could result in an increase in concentration of credit risk for the Company. CE also has significant sales to several U.S. customers.
The Company generally does not require collateral or other security to support customer receivables. If a receivable from one or more of the Company's larger customers becomes uncollectible, it could have a material effect on the Company's results of operations or cash flows.

16. Information by Segment and Geographic Area
The Company reports information about operating segments using the "management approach," which is based on the way management organizes and reports the segments within the enterprise for making operating decisions and assessing performance. The Company's reportable segments are identified based upon differences in products, services and markets served. In 2023, the Company had two reportable segments. These segments and the types of products and services offered include the following:

Harsco Environmental
HE provides environmental services and material processing to the global steel and metals industries. HE partners with its global customer base to deliver production-critical on-site operational support and resource recovery services, through management of its customers’ primary waste or byproduct streams. HE's services support the metal manufacturing process, generating significant operational and financial efficiencies for its customers and allowing them to focus on their core steelmaking businesses. In addition, HE creates value-added downstream products from industrial waste streams.

Clean Earth
CE is one of the largest specialty waste processing companies in the U.S., providing processing and beneficial reuse solutions for hazardous wastes, and soil and dredged materials.

Other Information
The measurement basis of segment profit or loss is operating income. There are no significant inter-segment sales. Corporate assets, at December 31, 2023 and 2022, include principally cash, prepaid taxes, fair value of derivative instruments and U.S. deferred income taxes. Countries with revenues from unaffiliated customers or net PP&E of ten percent or more of the consolidated totals (in at least one period presented) are as follows:
Information by Geographic Area (a)

	Revenues from Unaffiliated Customers
	Years ended December 31
(In thousands)	2023	2022	2021
U.S.	$1,191,369	$1,075,355	$1,008,689
All Other	877,856	813,710	839,710
Totals including Corporate	$2,069,225	$1,889,065	$1,848,399
(a)    Revenues are attributed to individual countries based on the location of the facility generating the revenue.

	Property, Plant and Equipment, Net
	December 31
(In thousands)	2023	2022
U.S.	$303,839	$283,864
China	69,691	96,095
All Other	289,754	276,916
Totals including Corporate	$663,284	$656,875

No customer provided in excess of 10% of the Company's consolidated revenues in 2023, 2022 and 2021.
In 2023, 2022 and 2021, HE had one customer that provided in excess of 10% of its revenues under multiple long-term contracts at several mill sites. Should additional consolidations occur involving some of the steel industry's larger companies which are customers of the Company, it would result in an increase in concentration of credit risk for the Company. The loss of any one of the contracts would not have a material adverse effect upon the Company's financial position or cash flows; however, it could have a significant effect on quarterly or annual results of operations.

In 2023, 2022, and 2021, CE had one customer that provided in excess of 10% of its revenue. The loss of this customer would not have a material adverse impact on the Company's financial positions or cash flows; however, it could have a material effect on quarterly or annual results of operations.
Operating Information by Segment:

	Years ended December 31
(In thousands)	2023	2022	2021
Revenues
Harsco Environmental	$1,140,904	$1,061,239	$1,068,083
Clean Earth	928,321	827,826	780,316
Total Revenues	$2,069,225	$1,889,065	$1,848,399
Operating Income (Loss)
Harsco Environmental	$77,635	$59,559	$103,402
Clean Earth	76,974	(81,785)	25,639
Corporate	(43,595)	(35,117)	(40,665)
Total Operating Income (Loss)	$111,014	$(57,343)	$88,376
Total Assets
Harsco Environmental	$1,417,278	$1,416,717	$1,386,087
Clean Earth	981,723	980,774	1,278,472
Corporate	109,388	57,118	56,086
Discontinued Operations	346,163	336,245	333,263
Total Assets	$2,854,552	$2,790,854	$3,053,908
Depreciation
Harsco Environmental	$113,571	$108,880	$105,830
Clean Earth	23,252	18,836	19,672
Corporate	2,133	1,996	1,900
Total Depreciation	$138,956	$129,712	$127,402
Amortization
Harsco Environmental	$4,030	$6,809	$8,052
Clean Earth	24,583	24,299	24,180
Corporate (b)	3,795	3,029	2,710
Total Amortization	$32,408	$34,137	$34,942
Capital Expenditures
Harsco Environmental	$104,045	$109,508	$137,228
Clean Earth	32,100	21,996	18,403
Corporate	427	4,038	1,289
Total Capital Expenditures	$136,572	$135,542	$156,920
(b) Amortization expense on Corporate relates to the amortization of deferred financing costs.

Reconciliation of Segment Operating Income to Consolidated Income (Loss) From Continuing Operations Before Income Taxes and Equity Income:

	Years ended December 31
(In thousands)	2023	2022	2021
Segment operating income (loss)	$154,609	$(22,226)	$129,041
General Corporate expense	(43,595)	(35,117)	(40,665)
Operating income (loss) from continuing operations	111,014	(57,343)	88,376
Interest income	6,670	3,559	2,231
Interest expense	(103,872)	(75,156)	(63,235)
Defined benefit pension income (expense)	(21,600)	8,938	15,640
Facility fees and debt-related income (expense)	(10,762)	(2,956)	(5,506)
Income (loss) from continuing operations before income taxes and equity income	$(18,550)	$(122,958)	$37,506

17. Revenues

The Company recognizes revenues to depict the transfer of promised services and products to customers in an amount that reflects the consideration the Company expects to receive in exchange for those services or products. Revenues from continuing operations include service revenues from HE and CE and product revenues from HE. Revenue from Rail is included in Income (loss) from discontinued businesses. See Note 1, Summary of Significant Accounting Policies, Revenue Recognition, for additional information.
A summary of the Company's revenues by primary geographical markets as well as by key product and service groups for the years ended December 31, 2023, 2022 and 2021 is as follows:

	Year Ended December 31, 2023
(In thousands)	Harsco Environmental Segment	Clean Earth Segment	Consolidated Totals
Primary Geographical Markets (a):
North America	$318,574	$928,321	$1,246,895
Western Europe	431,893	—	431,893
Latin America (b)	170,194	—	170,194
Asia-Pacific	113,800	—	113,800
Middle East and Africa	86,867	—	86,867
Eastern Europe	19,576	—	19,576
Total Revenues	$1,140,904	$928,321	$2,069,225

Key Product and Service Groups:
Environmental services related to resource recovery for metals manufacturing; and related logistical services	$950,961	$—	$950,961
Ecoproducts	162,291	—	162,291
Environmental systems for aluminum dross and scrap processing	27,652	—	27,652
Hazardous waste processing solutions	—	767,338	767,338
Soil and dredged materials processing and reuse solutions	—	160,983	160,983
Total Revenues	$1,140,904	$928,321	$2,069,225

	Year Ended December 31, 2022
(In thousands)	Harsco Environmental Segment	Clean Earth Segment	Consolidated Totals
Primary Geographical Markets (a):
North America	$297,544	$827,826	$1,125,370
Western Europe	389,713	—	389,713
Latin America (b)	155,235	—	155,235
Asia-Pacific	119,433	—	119,433
Middle East and Africa	79,562	—	79,562
Eastern Europe	19,752	—	19,752
Total Revenues	$1,061,239	$827,826	$1,889,065
Key Product and Service Groups:
Environmental services related to resource recovery for metals manufacturing; and related logistical services	$900,426	$—	$900,426
Ecoproducts	145,911	—	145,911
Environmental systems for aluminum dross and scrap processing	14,902	—	14,902
Hazardous waste processing solutions	—	681,804	681,804
Soil and dredged materials processing and reuse solutions	—	146,022	146,022
Total Revenues	$1,061,239	$827,826	$1,889,065

	Year Ended December 31, 2021
(In thousands)	Harsco Environmental Segment	Clean Earth Segment	Consolidated Totals
Primary Geographical Markets (a):
North America	$281,125	$780,316	$1,061,441
Western Europe	442,286	—	442,286
Latin America (b)	132,349	—	132,349
Asia-Pacific	110,790	—	110,790
Middle East and Africa	81,337	—	81,337
Eastern Europe	20,196	—	20,196
Total Revenues	$1,068,083	$780,316	$1,848,399
Key Product and Service Groups:
Environmental services related to resource recovery for metals manufacturing; and related logistical services	$920,580	$—	$920,580
Ecoproducts	132,389	—	132,389
Environmental systems for aluminum dross and scrap processing	15,114	—	15,114
Hazardous waste processing solutions	—	639,233	639,233
Soil and dredged materials processing and reuse solutions	—	141,083	141,083
Total Revenues	$1,068,083	$780,316	$1,848,399
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

The Company had contract assets totaling $8.5 million and $5.3 million at December 31, 2023 and 2022, respectively. The increase is due principally to additional contract assets recognized in excess of the transfer of contract assets to accounts receivable. The Company had advances on contracts totaling $5.6 million and $6.8 million at December 31, 2023 and 2022, respectively. The decrease is due principally to recognition of revenue on previously received advances on contracts in excess of receipts of new advances on contracts during the period. During the year ended December 31, 2023, the Company recognized approximately $6.5 million of revenue related to amounts previously included in advances on contracts.

At December 31, 2023, HE had remaining, fixed, unsatisfied performance obligations, where the expected contract duration exceeds one year, totaling $60.6 million. Of this amount, $21.6 million is expected to be fulfilled by December 31, 2024, $19.3 million by December 31, 2025, $8.0 million by December 31, 2026, $5.2 million by December 31, 2027 and the remainder thereafter. These amounts exclude any variable fees, fixed fees subject to indexation and any performance obligations expected to be satisfied within one year.

18. Other (Income) Expenses, Net
The major components of this Consolidated Statements of Operations caption, broken out by operating segment, are as follows:

(In thousands)	2023	2022	2021
Net gains
Harsco Environmental Segment	$(250)	$(1,869)	$(8,902)
Clean Earth Segment	—	(1,512)	—
Corporate	—	(632)	—
Total net gains	(250)	(4,013)	(8,902)
Employee termination benefit costs
Harsco Environmental Segment	1,977	4,998	2,852
Clean Earth Segment	1,399	1,786	433
Corporate	275	(294)	1,481
Total employee termination benefit costs	3,651	6,490	4,766
Other costs (income) to exit activities
Harsco Environmental Segment	(7,810)	39	640
Clean Earth Segment	—	—	23
Corporate	2,692	1,407	—
Total other costs (income) to exit activities	(5,118)	1,446	663
Asset impairments
Harsco Environmental Segment	88	582	942
Clean Earth Segment	—	59	63
Total asset impairments	88	641	1,005
Contingent consideration adjustments
Clean Earth Segment	—	(827)	—
Corporate	(848)	—	—
Total contingent consideration adjustments	(848)	(827)	—
Other (income) expense	(742)	1,000	(1,254)
Total other (income) expenses, net	$(3,219)	$4,737	$(3,722)

Net Gains
Net gains result from the sales of redundant properties (primarily land, buildings and related equipment) and non-core assets. In 2023, gains related to assets sold principally in Western Europe. In 2022, gains related to assets sold principally in North America. In 2021, gains related to assets sold principally in Western Europe.

Employee Termination Benefit Costs
Costs and the related liabilities associated with involuntary termination benefit costs for one-time benefit arrangements provided as part of an exit or disposal activity are recognized when a formal plan for reorganization is approved at the appropriate level of management and is communicated to the affected employees. Additionally, costs associated with ongoing benefit arrangements, or in certain countries where statutory requirements dictate a minimum required benefit, are recognized when they are probable and estimable. The employee termination benefit costs in 2023 principally related to HE primarily in Western Europe and CE in North America. The employee termination benefit costs in 2022 principally related to HE primarily in Western Europe and CE in North America. The employee termination benefit costs in 2021 principally related to HE primarily in Western Europe and Asia-Pacific; and Corporate primarily in North America.

Other Costs to Exit Activities
Costs associated with exit or disposal activities include costs to terminate a contract and other costs associated with exit or disposal activities. Costs to terminate a contract are recognized when an entity terminates the contract or when an entity ceases using the right conveyed by the contract. This includes the costs to terminate the contract before the end of its term or the costs that will continue to be incurred under the contract for its remaining term without economic benefit to the entity. Other costs associated with exit or disposal activities (e.g., costs to consolidate or close facilities and relocate equipment or employees) are recognized and measured at their fair value in the period in which the liability is incurred. In 2023, exit income was incurred principally in HE, mostly due to a $8.1 million net gain in North America related to a lease modification that resulted in a lease incentive for the Company to relocate a site prior to the end of the expected lease term. In 2022, exit costs were incurred principally in HE, mostly in Middle East/Africa. In 2021, exit costs were incurred principally in HE, mostly in North America.

Asset Impairments
Asset impairments include impairment charges for long-lived assets, other than definite-lived intangibles, and are measured as the amount by which the carrying amount of assets exceeds their fair value. Fair value is estimated based upon the expected future realizable discounted cash flows including anticipated selling prices. Non-cash impaired asset write-downs, for long-lived assets other than definite-lived intangibles, are included in, Other, net, on the Consolidated Statements of Cash Flows as adjustments to reconcile net income (loss) to net cash provided by operating activities. In all years presented, impaired asset write-downs were incurred primarily in HE across several regions.

Contingent Consideration Adjustments
The Company acquired Clean Earth in 2019. Included in liabilities acquired was a contingent liability resulting from a prior Clean Earth acquisition. Each quarter, until settlement of the related contingencies, the Company assesses the likelihood that the acquired businesses will achieve performance goals and the resulting fair value of the contingent consideration and any future adjustments (increases or decreases) are included in operating results. In 2022, CE recorded an adjustment related to the contingent consideration to release the remaining liability. In 2023, the Company recorded an adjustment related to expected reimbursement of net operating losses that did not occur.

19. Components of Accumulated Other Comprehensive Loss
AOCI is included on the Consolidated Statements of Stockholders' Equity. The components of AOCI, net of the effect of income taxes, and activity for the years ended December 31, 2023 and 2022 are as follows:

	Components of AOCI - Net of Tax
(In thousands)	Cumulative Foreign Exchange Translation Adjustments		Effective Portion of Derivatives Designated as Hedging Instruments		Cumulative Unrecognized Actuarial Losses on Pension Obligations		Unrealized Gain (Loss) on Marketable Securities	Total
Balance at December 31, 2021	$(134,889)		$(3,024)		$(422,248)		$22	$(560,139)
OCI before reclassifications	(82,325)	(a)	1,642	(b)	50,378	(c)	(12)	(30,317)
Amounts reclassified from AOCI, net of tax	—		1,539		17,171		—	18,710
Total OCI	(82,325)		3,181		67,549		(12)	(11,607)
Less: OCI attributable to noncontrolling interests	4,110		—		—		—	4,110
OCI attributable to Enviri Corporation	(78,215)		3,181		67,549		(12)	(7,497)
Balance at December 31, 2022	(213,104)		157		(354,699)		10	(567,636)
OCI before reclassifications	29,495	(a)	64	(b)	(19,265)	(c)	5	10,299
Amounts reclassified from AOCI, net of tax	(507)		(691)		18,224		—	17,026
Total OCI	28,988		(627)		(1,041)		5	$27,325
Less: OCI attributable to noncontrolling interests	617		—		—		—	617
OCI attributable to Enviri Corporation	29,605		(627)		(1,041)		5	27,942
Balance at December 31, 2023	$(183,499)		$(470)		$(355,740)		$15	$(539,694)
(a)     Principally foreign currency fluctuation.
(b)     Principally net change from periodic revaluations.
(c)     Principally changes due to annual actuarial remeasurements and foreign currency translation.

Amounts reclassified from AOCI for 2023 and 2022 are as follows:

	Year Ended December 31, 2023	Year Ended December 31, 2022	Affected Caption on the Consolidated Statements of Operations
(In thousands)
Amortization of defined benefit pension items (d):
Actuarial losses	$18,917	$17,792	Defined benefit pension income (expense)
Prior-service costs	519	534	Defined benefit pension income (expense)
Settlement/curtailment loss (gain)	—	96	Income (loss) from discontinued businesses
Settlement/curtailment gain	(42)	(33)	Defined benefit pension income (expense)
Total before tax	19,394	18,389
Tax benefit	(1,170)	(1,218)
Total reclassification of defined benefit pension items, net of tax	$18,224	$17,171
Amortization of cash flow hedging instruments(e):
Foreign currency exchange forward contracts	$1,638	$(1,746)	Income (loss) from discontinued businesses
Interest rate swaps	(2,576)	4,245	Interest expense
Total before tax	(938)	2,499
Tax benefit	247	(960)
Total reclassification of cash flow hedging instruments	$(691)	$1,539
Recognition of cumulative foreign exchange translation adjustments:
Gain on substantial liquidation of subsidiaries(f)	$(507)	$—	Other (income) expenses, net
Total reclassification of cumulative foreign exchange translation adjustments	$(507)	$—
(d)     These AOCI components are included in the computation of NPPC. See Note 10, Employee Benefit Plans, for additional information.
(e) See Note 15, Financial Instruments for additional information.
(f)    No tax impact.

Item 9.    Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.
None.

Item 9A.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures

As of December 31, 2023, an evaluation was performed, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, such officers concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934, as amended (1) is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and (2) is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting during the Company's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Management's Report on Internal Control Over Financial Reporting

Management's Report on Internal Control Over Financial Reporting is included in Part II, Item 8, "Financial Statements and Supplementary Data." The effectiveness of the Company's internal control over financial reporting as of December 31, 2023 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing in Part II, Item 8, "Financial Statements and Supplementary Data."

Item 9B.    Other Information.
During the three months ended December 31, 2023, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted, modified, or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement for the purchase or sale of securities of the Company, within the meaning of Item 408 of Regulation S-K.

Item 9C.  Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
None.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance.
The information required by this Item is incorporated herein by reference from the disclosures that will be included under the sections entitled "Executive Officers", "Corporate Governance," "Proposal 1: Election of Directors - Nominees for Director," "Meetings and Committees of the Board," and "Report of the Audit Committee" of the Company's Definitive Proxy Statement for its 2024 Annual Meeting of Stockholders (the "2024 Proxy Statement"), which will be filed pursuant to SEC Regulation 14A not later than 120 days after the end of the Company's fiscal year ended December 31, 2023.
The Company's Code of Conduct (the "Code"), which applies to all officers, directors and employees of the Company, may be found on the Company's website, www.enviri.com. The Company intends to disclose any amendments to the Code or any waiver from a provision of the Code granted to an executive officer or director of the Company on its website. The Code is available in print, without charge, to any person who requests it. To request a copy of the Code, please contact the Company's Chief Marketing and Communications Officer at (267) 857-8017.

Item 11.    Executive Compensation.
The information regarding compensation of executive officers and directors required by this Item is incorporated herein by reference from the disclosures that will be included under the sections entitled, "Compensation Discussion and Analysis," "Discussion and Analysis of 2023 Compensation", "Non-Employee Director Compensation" and "Summary Compensation Tables" in the 2024 Proxy Statement. The other information required by this Item is incorporated herein by reference from the disclosures that will be included under the sections entitled "Compensation Committee Interlocks and Insider Participation" and "Compensation Committee Report" of the 2024 Proxy Statement.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information regarding security ownership of certain beneficial owners and management required by this Item is incorporated herein by reference from the disclosures that will be included under the section entitled, "Share Ownership of Directors, Management and Certain Beneficial Owners" of the 2024 Proxy Statement.
Equity compensation plan information is incorporated herein by reference from the disclosures that will be included under the section entitled, "Equity Compensation Plan Information (As of December 31, 2023)" of the 2024 Proxy Statement.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.
The information regarding certain relationships and related transactions required by this Item is incorporated herein by reference from the disclosures that will be included under the section entitled, "Transactions with Related Persons" of the 2024 Proxy Statement. The information regarding director independence required by this Item is incorporated herein by reference from the disclosures that will be included under the section entitled, "Corporate Governance" of the 2024 Proxy Statement.

Item 14.    Principal Accountant Fees and Services.
The information regarding principal accounting fees and services required by this Item is incorporated herein by reference from the disclosures that will be included under the section entitled, "Fees Billed by the Independent Auditors for Audit and Non-Audit Services" of the 2024 Proxy Statement.

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
2. The following financial statement schedule should be read in conjunction with the Consolidated Financial Statements under Part II, Item 8, "Financial Statements and Supplementary Data":

Page
Schedule II—Valuation and Qualifying Accounts for the years ending December 31, 2023, 2022 and 2021	99
Financial statement schedules, other than that listed above, are omitted because the required information is not applicable, or because the information required is included in the Consolidated Financial Statements or the accompanying Notes .

SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS
Continuing Operations
(In thousands)

		Additions (Deductions)
Description	Balance at Beginning of Period	Charged to Cost and Expenses	Foreign Currency Translation Adjustments	Other		Balance at End of Period
For the year ending December 31, 2023:
Allowance for Expected Credit Losses	$8,347	$7,039	$(37)	$170	(a)	$15,519
Deferred Tax Assets—Valuation Allowance	89,234	26,031	2,268	(4,628)	(b)	112,905
For the year ending December 31, 2022:
Allowance for Expected Credit Losses	$11,654	$403	$(110)	$(3,600)	(a)	$8,347
Deferred Tax Assets—Valuation Allowance	92,385	14,126	(6,448)	(10,829)	(b)	89,234
For the year ending December 31, 2021:
Allowance for Expected Credit Losses	$7,488	$589	$(206)	$3,783	(a)	$11,654
Deferred Tax Assets—Valuation Allowance	108,563	(4,252)	(3,502)	(8,424)	(b)	92,385
(a)Includes the write-off of, net of collections, on previously reserved accounts receivable balances and changes in credit memo reserves reflected as adjustments to revenue.
(b)2023 includes decreases of $1.8 million related to pension adjustments recorded through AOCI and $1.8 million related to state tax rate reductions and state NOL expirations in the U.S. 2022 included decreases of $7.1 million related to pension adjustments recorded through AOCI and $4.3 million related to state tax rate reductions in the U.S. 2021 included a decrease of $19.3 million related to pension adjustments recorded through AOCI and an increase of $14.4 million related to a UK tax rate change.

(b) Listing of Exhibits Filed with Form 10-K

Description of Exhibit
2.1
Stock Purchase Agreement, dated as of May  8, 2019, by and between Calrissian Holdings, LLC, CEHI Acquisition Corporation, the holders of stock and options in CEHI Acquisition Corporation, Compass Group Diversified Holdings LLC and, solely for the purposes of Section 9(r) thereof, the Company (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated May 13, 2019, Commission File Number 001-03970).*

2.2
Asset Purchase Agreement, dated as of May 8, 2019, by and among the Company, E&C FinFan, Inc. and, solely with respect to Section 11.19 thereof, Chart Industries, Inc (incorporated by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K dated May 13, 2019, Commission File Number 001-03970).*

2.3.1
Sale and Purchase Agreement by and among Harsco Corporation, Harsco México Holding, S.A. de C.V. and Sidero Inc., dated as of January 9, 2020 (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated January 15, 2020, Commission File Number 001-03970).*

2.3.2
Amendment to Sale and Purchase Agreement, dated as of January 30, 2020 by and among Harsco Corporation, Harsco Mexico Holding, S. A. de C.V. and Sidero Inc. (incorporated by reference to Exhibit 2.2 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2020, Commission File Number 001-03970).

2.4
Stock Purchase Agreement, dated as of February 6, 2020, by and among Stericycle, Inc., CEI Holding, LLC and solely with respect to Section 11.16 thereof, Harsco Corporation (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated February 12, 2020, Commission File Number 001-03970).*

3.1
Restated Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2023, Commission File Number 001-03970).

3.2
Certificate of Designation filed September 25, 1997 (incorporated by reference to Exhibit 3.A to the Company's Annual Report on Form 10-K for the period ended December 31, 1997, Commission File Number 001-03970).

3.3
Amended and Restated By-laws of Harsco Corporation adopted on June 5, 2023 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K dated June 8, 2023, Commission File Number 001-03970).

4.1	Description of the Company's Securities.**
4.2	Form of Specimen Common Stock Certificate (incorporated by reference to Exhibit 4(h) to the Company's Registration Statement on Form S-3 dated December 15, 1994, Registration No. 33-56885).
4.3.1
Indenture, dated as of June 28, 2019, by and among Harsco Corporation, the subsidiary guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated July 5, 2019, Commission File Number 001-03970).

4.3.2	Form of 5.75% Senior Notes due 2027 (included as part of Exhibit 4(c) above).
Material Contracts—Credit and Underwriting Agreements
10.1.1
Amended and Restated Five-Year Credit Agreement, dated as of March 2, 2012, among Harsco Corporation, the lenders named therein, Citibank, N.A., as administrative agent, RBS Securities Inc., as syndication agent, and the Bank of Tokyo-Mitsubishi UFJ, Ltd., HSBC Bank USA, National Association, ING Bank N.V., Dublin Branch, JPMorgan Chase Bank, N.A. and Lloyds TSB Bank PLC, as documentation agents (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated March 7, 2012, Commission File No. 001-03970).

10.1.2
Amendment No. 1, dated as of September 12, 2013, to the Amended and Restated Five-Year Credit Agreement, dated March 2, 2012, among Harsco Corporation, the lenders named therein, Citibank, N.A., as administrative agent, RBS Securities Inc., as syndication agent, and the Bank of Tokyo-Mitsubishi UFJ, Ltd., HSBC Bank USA, National Association, ING Bank N.V., Dublin Branch, JPMorgan Chase Bank, N.A. and Lloyds TSB Bank PLC, as documentation agents (incorporated by reference to Exhibit 10.1 the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2013, Commission File Number 001-03970).

10.1.3
Amendment No. 2, dated as of December 20, 2013, to the Amended and Restated Five-Year Credit Agreement, dated March 2, 2012, among Harsco Corporation, the lenders named therein, Citibank, N.A., as administrative agent, RBS Securities Inc., as syndication agent, and the Bank of Tokyo-Mitsubishi UFJ, Ltd., HSBC Bank USA, National Association, ING Bank N.V., Dublin Branch, JPMorgan Chase Bank, N.A. and Lloyds TSB Bank PLC, as documentation agents (incorporated by reference to Exhibit 10.(A)(III) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2014, Commission File Number 001-03970).

Description of Exhibit
10.1.4
Amendment No. 3, dated as of March 27, 2015, to the Amended and Restated Five-Year Credit Agreement among Harsco Corporation, a Delaware corporation, as Borrower, the Lenders party thereto and Citibank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed April 1, 2015, Commission File Number 001-03970).

10.1.5
Amendment and Restatement Agreement, dated as of December 2, 2015, among Harsco Corporation, the subsidiaries of the Company party thereto, Citibank N.A., as administrative agent, the other agents party thereto and the lenders party thereto including Second Amended and Restated Credit Agreement, dated as of December 2, 2015, among Harsco Corporation, the lenders named therein, Citibank, N.A. and Royal Bank of Canada, as issuing lenders, and Citibank N.A., as administrative agent and as collateral agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated December 4, 2015, Commission File No. 001-03970).

10.1.6
Amendment and Restatement Agreement and First Amendment to Guarantee and Collateral Agreement, dated as of November 2, 2016, among the Company, the subsidiaries of the Company party thereto, Citibank N.A., as administrative agent and collateral agent and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed November 8, 2016, Commission file No. 001-03970).

10.1.7
Amendment No. 1, dated as of December 8, 2017, among Harsco Corporation, the subsidiaries of the Company party thereto, Citibank N.A., as administrative agent and collateral agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated December 13, 2017, Commission File No. 001-03970).

10.1.8
Amendment No. 2, dated as of June 18, 2018, among the Company, the subsidiaries of the Company party thereto, Citibank N.A., as administrative agent and collateral agent and the lenders party thereto (incorporated by reference to Exhibit 10.1 the Company's Current Report on Form 8-K dated June 21, 2018, Commission File No. 001-03970).

10.1.9
Amendment No. 3, dated as of June 18, 2018, among the Company, the subsidiaries of the Company party thereto, Citibank N.A., as administrative agent and collateral agent and the lenders party thereto (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K Dated June 21, 2018, Commission File No. 001-03970).

10.1.10
Amendment No. 4, dated as of June  28, 2019, among Harsco Corporation, the subsidiaries of the Company party thereto, Citibank N.A., as administrative agent and collateral agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated July 5, 2019, Commission File Number 001-03970).

10.1.11
Amendment No. 5, dated as of March 31, 2020, among Harsco Corporation, the subsidiaries of the Company party thereto, Citibank N.A., as administrative agent and collateral agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed March 31, 2020, Commission file No. 001-03970).

10.1.12
Amendment No. 6, dated as of June 26, 2020, among Harsco Corporation, the subsidiaries of the Company party thereto, Citibank N.A., as administrative agent and collateral agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 the Company's Current Report on Form 8-K filed June 26, 2020, Commission File Number 001-03970).

10.1.13
Amendment No. 7 to Third Amended and Restated Credit Agreement, dated as of March 10, 2021, among Harsco Corporation, the subsidiaries of the Company party thereto, Citibank, N.A., as administrative agent and collateral agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated March 10, 2021. Commission File Number 001-03970).

10.1.14
Amendment No. 8 to Third Amended and Restated Credit Agreement dated as of October 27, 2021, among the Company, the subsidiaries of the Company party thereto, and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2021. Commission File Number 001-03970).

10.1.15
Amendment No. 9 to the Third Amendment and Restated Credit Agreement, dated as of February 22, 2022, among Harsco Corporation, the subsidiaries of the Company party thereto, Citibank N.A., as administrative agent and collateral agent, and the lenders party thereto (incorporated by reference to Exhibit 10.(A)(XV) to the Company’s Annual Report on Form 10-K for the period ended December 31, 2021, Commission File Number 001-03970).

10.1.16
Amendment No. 10 to Third Amended and Restated Credit Agreement and Second Amendment to Guarantee and Collateral Agreement, dated as of June 24, 2022, among Harsco Corporation, the Subsidiary Guarantors party thereto, Bank of America, N.A. as administrative agent and collateral agent, and the lenders party thereto (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated June 24, 2022, Commission File Number 001-03970).

Description of Exhibit
10.1.17
 Receivables Purchase Agreement, dated as of June 24, 2022, by and among Harsco Receivables LLC, Harsco Corporation, the persons from time to time party thereto as purchasers, PNC Bank, National Association, as administrative agent, and PNC Capital Markets LLC, as structuring agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 24, 2022, Commission File Number 001-03970).

10.1.18
Omnibus Amendment, dated as of June 30, 2023, including the First Amendment to the Receivables Purchase Agreement, by and among Harsco Receivables LLC, Enviri Corporation, and PNC Bank, National Association, as administrative agent and as a purchaser; and the First Amendment to the Purchase and Contribution Agreement, by and among Enviri Corporation, the various entities listed as originators, and Harsco Receivables, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2023, Commission File Number 001-03970).

10.1.19
Purchase and Contribution Agreement, dated as of June 24, 2022, by and among Harsco Receivables LLC, Harsco Corporation, and various entities party thereto as originators (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated June 24, 2022, Commission File Number 001-03970).

10.1.20
Amendment No. 11 to Third Amended and Restated Credit Agreement, dated as of August 19, 2022, among Harsco Corporation, the Subsidiary Guarantors party thereto, and Bank of America, N.A. as administrative agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated August 29, 2022).

10.1.21
Amendment No. 12 to Third Amended and Restated Credit Agreement, dated as of August 29, 2022, among Harsco Corporation, the Subsidiary Guarantors party thereto, Bank of America, N.A., as administrative agent, and the lenders party thereto. (incorporated by reference to Exhibit 10.1 the Company’s Current Report on Form 8-K dated August 29, 2022).

10.1.22
Amendment No. 13 to Third Amended and Restated Credit Agreement, dated as of December 21, 2022, among Harsco Corporation, the Subsidiary Guarantors party hereto, Bank of America, N.A., as administrative agent, and the lenders party here to (incorporated by reference to Exhibit 10.(A)(XXI) to the Company’s Annual Report on Form 10-K for the period ended December 31, 2022).

Material Contracts—Management Contracts and Compensatory Plans
10.2
Harsco Corporation Supplemental Retirement Benefit Plan as amended and restated January 1, 2009 (incorporated by reference to Exhibit 10(k) to the Company's Annual Report on Form 10-K, for the period ended December 31, 2008, Commission File Number 001-03970).

10.3
Trust Agreement between Harsco Corporation and Dauphin Deposit Bank and Trust Company dated as of July 1, 1987 relating to the Supplemental Retirement Benefit Plan (incorporated by reference to the Company's Annual Report on Form 10-K for the period ended December 31, 1987, Commission File Number 001-03970).

10.4.1
Harsco Corporation 2013 Equity and Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 the Company's Current Report on Form 8-K dated April 26, 2013, Commission File Number 001-03970).

10.4.2
Amendment No. 1 to the Harsco Corporation 2013 Equity and Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated May 1, 2017, Commission File Number 001-03970).

10.4.3	Amendment No. 2 to the 2013 Equity Incentive Compensation Plan (incorporated by reference to Exhibit 10.3 to the Company's Form S-8 filed July 31, 2020, Commission File Number 001-03970).
10.4.4
Amendment No. 3 to the Harsco Corporation 2013 Equity and Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated April 25, 2023, Commission File Number 001-03970).

10.5.1
Harsco Corporation 1995 Non-Employee Directors' Stock Plan as Amended and Restated at January 27, 2004 (incorporated by reference to Exhibit A, Pages A-1 through A-9, to the Company's Proxy Statement dated March 23, 2004, Commission File Number 001-03970).

10.5.2
Amendment No. 1 to the Harsco Corporation 1995 Non-Employee Directors' Stock Plan (incorporated by reference to Exhibit 10.VII to the Company's Annual Report on Form 10-K for the period ended December 31, 2008, Commission File Number 001-03970).

10.6.1
Harsco Corporation Deferred Compensation Plan for Non-Employee Directors (as Amended and Restated as of December 31, 2008) (incorporated by reference to Exhibit 10.U to the Company's Annual Report on Form 10-K for the period ended December 31, 2008, Commission File Number 001-03970).

Description of Exhibit
10.6.2
First Amendment to the Harsco Corporation Deferred Compensation Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.L to the Company's Annual Report on Form 10-K for the period ended December 31, 2016, Commission File Number 001-03970).

10.7
Harsco Non-Qualified Retirement Savings & Investment Plan Part B--Amendment and Restatement as of January 1, 2009 (incorporated by reference to Exhibit 10.AA to the Company's Annual Report on Form 10-K for the period ended December 31, 2008, Commission File Number 001-03970).

10.8
Form of Change in Control Severance Agreement (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2014, Commission File Number 001-03970).

10.9
Notification Letter to F. Nicholas Grasberger, III dated March 20, 2013 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2013, Commission File Number 001-03970).

10.10
Notification Letter to David Everitt dated as of March 14, 2014 (incorporated by reference to Exhibit 10.1 the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2014, Commission File Number 001-03970).

10.11
Notification Letter to F.N. Grasberger dated as of April 8, 2014 (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2014, Commission File Number 001-03970).

10.12
Notification Letter to F.N. Grasberger dated as of August 1, 2014 (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2014, Commission File Number 001-03970).

10.13
Form of Stock Appreciation Rights Agreement (effective for grants on or after April 28, 2014) (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2014, Commission File Number 001-03970).

10.14
Form of Stock Appreciation Rights Agreement (effective for grants on or after April 28, 2015) (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2015, Commission File Number 001-03970).

10.15.1	2016 Non-Employee Directors' Long-Term Equity Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company's Form S-8 dated May 6, 2016. Commission File Number 001-03970).
10.15.2
First Amendment to 2016 Non-Employee Directors' Long-Term Equity Compensation Plan (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2016, Commission File Number 001-03970).

10.15.3
Amendment No.2 to 2016 Non-Employee Directors' Long-Term Equity Compensation Plan (incorporated by reference to Exhibit 10.3 to the Company's Form S-8 dated August 3, 2021, Commission File Number 001-03970).

10.16
Form of Stock Appreciation Rights Agreement (effective for grants on or after April 26, 2016) (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the period Ended March 31, 2016, Commission File Number 001-03970).

10.17
Form of Stock Appreciation Rights Agreement (effective for grants on or after February 16, 2017) (incorporated by reference to Exhibit 10.JJ to the Company's Annual Report 10-K for the period ended December 31, 2016, Commission File Number 001-03970).

10.18
Form of SAR Award Agreement (for awards granted on or after March 6, 2019) (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2019, Commission File Number 001-03970).

10.19
Form of RSU Award Agreement (for awards granted on or after March 10, 2020) (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2020, Commission File Number 001-03970).

10.20
Form of PSU Award Agreement (for awards granted on or after March 10, 2020) (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2020, Commission File Number 001-03970).

10.21
Form of SAR Award Agreement (for awards granted on or after March 10, 2020)(incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2020, Commission File Number 001-03970).

10.22
Form of Restricted Stock Units Agreement (Non-Employee Director) (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report Form 10-Q for the period ended June 30, 2020, Commission File Number 001-03970)

Description of Exhibit
10.23
Form of RSU Award Agreement (for awards granted on or after March 1, 2022) (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report for the three months ended March 31, 2022, Commission File Number 001-03970)

10.24
Form of PSU Award Agreement (for awards granted on or after March 1, 2022) (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report for the three months ended March 31, 2022, Commission File Number 001-03970)

10.25
Form of SAR Award Agreement (for awards granted on or after March 1, 2022) (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report for the three months ended March 31, 2022, Commission File Number 001-03970)

10.26
Offer Letter to Peter F. Minan dated as of August 11, 2022 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated August 12, 2022, Commission File Number 001-03970)

10.27
Executive Philadelphia Relocation Policy, dated as of January 1, 2022 (incorporated by reference to Exhibit 10(ad) to the Company's Annual Report on Form 10-K for the period ended December 31, 2022), Commission File Number 001-03970.

10.28
Separation Agreement and General Release between the Company and David Stanton (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated May 24, 2022, Commission File Number 001-03970)

10.29.1
Separation Agreement and General Release between the Company and Albert Russell Mitchell, Jr. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated July 14, 2023, Commission File Number 001-03970)

10.29.2
Settlement Agreement between the Company and Albert Russell Mitchell, Jr., dated as of July 11, 2023 (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated July 14, 2023, Commission File Number 001-03970).

Director Indemnity Agreements
10.30	Form of Director Indemnification Agreement (incorporated by reference to the Company's Annual Report on Form 10-K for the period ended December 31, 2017, Commission File Number 001-03970).
10.31
Form of Director Indemnification Agreement (for agreements entered into after October 19, 2022) (incorporated by reference to Exhibit 10(bc) to the Company’s Annual Report on Form 10-K for the period ended December 31, 2022, Commission File Number 001-03970).

21	Subsidiaries of the Registrant.**
23	Consent of Independent Registered Public Accounting Firm.**
31.1	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).**
31.2	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).**
32	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer). †
97	Enviri Corporation Incentive Compensation Recoupment Policy (filed herewith).**
101.Def	Definition Linkbase Document**
101.Pre	Presentation Linkbase Document**
101.Lab	Labels Linkbase Document**
101.Cal	Calculation Linkbase Document**
101.Sch	Schema Document**
101.Ins	Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.**
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).**
*Schedules and similar attachments have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company will furnish copies of any such schedules and attachments to the U.S. Securities and Exchange Commission upon request.
** Filed herewith.
† Furnished herewith.

Exhibits other than those listed above are omitted for the reason that they are either not applicable or not material.

Item 16.    Form 10-K Summary.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENVIRI CORPORATION (Registrant)
DATE	February 29, 2024	/s/ TOM VADAKETH
Tom Vadaketh Senior Vice President and Chief Financial Officer (Principal Financial Officer)

DATE	February 29, 2024	/s/ SAMUEL C. FENICE
Samuel C. Fenice Vice President and Corporate Controller (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date
/s/ F. NICHOLAS GRASBERGER III	Chairman, President, Chief Executive Officer and Director (Principal Executive Officer)	February 29, 2024
F. Nicholas Grasberger III
/s/ TOM VADAKETH	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 29, 2024
Tom Vadaketh
/s/ DAVID C. EVERITT	Lead Director	February 29, 2024
David C. Everitt
/s/ JAMES F. EARL	Director	February 29, 2024
James F. Earl
/s/ REBECCA M. O'MARA	Director	February 29, 2024
Rebecca M. O'Mara
/s/ CAROLANN I. HAZNEDAR	Director	February 29, 2024
Carolann I. Haznedar
/s/ TIMOTHY M. LAURION	Director	February 29, 2024
Timothy M. Laurion
/s/ EDGAR M. PURVIS, JR.	Director	February 29, 2024
Edgar M. Purvis, Jr.
/s/ JOHN S. QUINN	Director	February 29, 2024
John S. Quinn
/s/ PHILLIP C. WIDMAN	Director	February 29, 2024
Phillip C. Widman