Form 10-Q
period 2024-03-31
ENVIRI Corp
filed 2024-05-02
CIK 45876

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2024
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐  NO ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2024
Common stock, par value $1.25 per share	80,103,167

ENVIRI CORPORATION
FORM 10-Q

Glossary of Defined Terms

Unless the context requires otherwise, "Enviri," the "Company," "we," "our," or "us" refers to Enviri Corporation on a consolidated basis. The Company also uses several other terms in this Quarterly Report on Form 10-Q, which are further defined below:

Term	Description
AOCI	Accumulated Other Comprehensive Income (Loss)
AR Facility	Revolving trade receivables securitization facility
ASU	Financial Accounting Standards Board Accounting Standards Update
CE	Clean Earth reportable business segment
CERCLA	Comprehensive Environmental Response, Compensation, and Liability Act of 1980
Consolidated Adjusted EBITDA	EBITDA as calculated in accordance with the Company's Credit Agreement.
Credit Agreement	Credit Agreement governing the Senior Secured Credit Facilities
DEA	United States Drug Enforcement Administration
Deutsche Bahn	National railway company in Germany
DTSC	California Department of Toxic Substances Control
EBITDA	Earnings before interest, tax, depreciation and amortization
EPA	U.S. Environmental Protection Agency
ESOL	Stericycle Environmental Solutions business
FASB	Financial Accounting Standards Board
HE	Harsco Environmental reportable business segment
ICMS	Type of value-added tax in Brazil
IKG	The former Harsco Industrial IKG business
ISDA	International Swaps and Derivatives Association
LIBOR	London Interbank Offered Rates
Network Rail	Infrastructure manager for most of the railway in the U.K.
New Term Loan	$500 million term loan raised in March 2021 under the Senior Secured Credit Facilities, maturing on March 10, 2028
OCI	Other Comprehensive Income (Loss)
PA DEP	Pennsylvania Department of Environmental Protection
Rail	The Harsco Rail reportable business segment
Revolving Credit Facility	$700 million multi-year revolving credit facility under the Senior Secured Credit Facilities
ROU	Right of use
SBB	Federal railway system of Switzerland
SCE	Kingdom of Bahrain's Supreme Council for Environment
SEC	Securities and Exchange Commission
Senior Notes	5.75% Notes due July 31, 2027
Senior Secured Credit Facilities	Primary source of borrowings comprised of the New Term Loan and the Revolving Credit Facility
SOFR	Secured Overnight Financing Rate
SPE	The Company's wholly-owned bankruptcy-remote special purpose entity, which is used in connection with the AR Facility
SPRA	State Revenue Authorities from the State of São Paulo, Brazil
TSDF	Treatment, storage, and disposal facility permits issued under the Resource Conservation and Recovery Act
U.S. GAAP	Accounting principles generally accepted in the U.S.

PART I — FINANCIAL INFORMATION
ITEM 1.      FINANCIAL STATEMENTS
ENVIRI CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands)	March 31 2024	December 31 2023
ASSETS
Current assets:
Cash and cash equivalents	$103,876	$121,239
Restricted cash	3,532	3,375
Trade accounts receivable, net	308,213	338,187
Other receivables	33,693	40,565
Inventories	190,288	189,369
Current portion of contract assets	69,057	64,875
Prepaid expenses	53,081	58,723
Current portion of assets held-for-sale	8,282	195
Other current assets	13,627	10,828
Total current assets	783,649	827,356
Property, plant and equipment, net	688,638	707,397
Right-of-use assets, net	102,278	102,891
Goodwill	771,404	780,978
Intangible assets, net	319,522	327,983
Deferred income tax assets	15,884	16,295
Assets held-for-sale	8,873	—
Other assets	100,030	91,798
Total assets	$2,790,278	$2,854,698
LIABILITIES
Current liabilities:
Short-term borrowings	$3,251	$14,871
Current maturities of long-term debt	16,021	15,558
Accounts payable	224,509	243,279
Accrued compensation	52,947	79,609
Income taxes payable	5,172	7,567
Reserve for forward losses on contracts	46,592	52,919
Current portion of advances on contracts	35,965	38,313
Current portion of operating lease liabilities	28,569	28,775
Current portion of liabilities of assets held-for-sale	2,342	—
Other current liabilities	162,415	174,342
Total current liabilities	577,783	655,233
Long-term debt	1,444,883	1,401,437
Retirement plan liabilities	44,866	45,087
Operating lease liabilities	75,151	75,476
Environmental liabilities	25,253	25,682
Deferred tax liabilities	33,651	29,160
Other liabilities	42,567	47,215
Total liabilities	2,244,154	2,279,290
COMMITMENTS AND CONTINGENCIES
ENVIRI CORPORATION STOCKHOLDERS’ EQUITY
Common stock	146,548	146,105
Additional paid-in capital	241,833	238,416
Accumulated other comprehensive loss	(546,532)	(539,694)
Retained earnings	1,510,358	1,528,320
Treasury stock	(851,266)	(849,996)
Total Enviri Corporation stockholders’ equity	500,941	523,151
Noncontrolling interests	45,183	52,257
Total equity	546,124	575,408
Total liabilities and equity	$2,790,278	$2,854,698
See accompanying notes to unaudited condensed consolidated financial statements.

ENVIRI CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended
	March 31
(In thousands, except per share amounts)	2024	2023
Revenues from continuing operations:
Service revenues	$499,154	$461,560
Product revenues	101,163	99,145
Total revenues	600,317	560,705
Costs and expenses from continuing operations:
Cost of services sold	392,852	369,508
Cost of products sold	85,410	82,549
Selling, general and administrative expenses	87,126	81,861
Research and development expenses	861	520
Remeasurement of long-lived assets	10,695	—
Other expense (income), net	(2,440)	(5,648)
Total costs and expenses	574,504	528,790
Operating income (loss) from continuing operations	25,813	31,915
Interest income	1,697	1,480
Interest expense	(28,122)	(24,995)
Facility fees and debt-related income (expense)	(2,789)	(2,363)
Defined benefit pension income (expense)	(4,176)	(5,329)
Income (loss) from continuing operations before income taxes and equity income	(7,577)	708
Income tax benefit (expense) from continuing operations	(7,915)	(8,017)
Equity income (loss) of unconsolidated entities, net	(249)	(133)
Income (loss) from continuing operations	(15,741)	(7,442)
Discontinued operations:
Income (loss) from discontinued businesses	(1,492)	(1,655)
Income tax benefit (expense) from discontinued businesses	387	507
Income (loss) from discontinued operations, net of tax	(1,105)	(1,148)
Net income (loss)	(16,846)	(8,590)
Less: Net loss (income) attributable to noncontrolling interests	(1,116)	(935)
Net income (loss) attributable to Enviri Corporation	$(17,962)	$(9,525)
Amounts attributable to Enviri Corporation common stockholders:
Income (loss) from continuing operations, net of tax	$(16,857)	$(8,377)
Income (loss) from discontinued operations, net of tax	(1,105)	(1,148)
Net income (loss) attributable to Enviri Corporation common stockholders	$(17,962)	$(9,525)

Weighted-average shares of common stock outstanding	79,945	79,633
Basic earnings (loss) per common share attributable to Enviri Corporation common stockholders:
Continuing operations	$(0.21)	$(0.11)
Discontinued operations	(0.01)	(0.01)
Basic earnings (loss) per share attributable to Enviri Corporation common stockholders	$(0.22)	$(0.12)

Diluted weighted-average shares of common stock outstanding	79,945	79,633
Diluted earnings (loss) per common share attributable to Enviri Corporation common stockholders:
Continuing operations	$(0.21)	$(0.11)
Discontinued operations	(0.01)	(0.01)
Diluted earnings (loss) per share attributable to Enviri Corporation common stockholders	$(0.22)	$(0.12)
(a) Does not total due to rounding
See accompanying notes to unaudited condensed consolidated financial statements.

ENVIRI CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

	Three Months Ended
	March 31
(In thousands)	2024	2023
Net income (loss)	$(16,846)	$(8,590)
Other comprehensive income (loss):
Foreign currency translation adjustments, net of deferred income taxes of $(481) and $1,472 in 2024 and 2023, respectively	(16,535)	12,446
Net gain (loss) on cash flow hedging instruments, net of deferred income taxes of $(655) and $847 in 2024 and 2023, respectively	1,863	(2,560)
Pension liability adjustments, net of deferred income taxes of $(296) and $(418) in 2024 and 2023, respectively	7,011	(2,735)
Unrealized gain (loss) on marketable securities, net of deferred income taxes of $(1) and $— in 2024 and 2023, respectively	2	1
Total other comprehensive income (loss)	(7,659)	7,152
Total comprehensive income (loss)	(24,505)	(1,438)
Comprehensive (income) loss attributable to noncontrolling interests	(295)	(1,293)
Comprehensive income (loss) attributable to Enviri Corporation	$(24,800)	$(2,731)

See accompanying notes to unaudited condensed consolidated financial statements.

ENVIRI CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31
(In thousands)	2024	2023
Cash flows from operating activities:
Net income (loss)	$(16,846)	$(8,590)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	36,920	33,039
Amortization	8,174	7,965
Deferred income tax (benefit) expense	3,445	(56)
Equity (income) loss of unconsolidated entities, net	249	133
Remeasurement of long-lived assets	10,695	—
Other, net	772	1,009
Changes in assets and liabilities, net of acquisitions and dispositions of businesses:
Accounts receivable	24,426	(14,533)
Inventories	(5,297)	(8,534)
Contract assets	(9,199)	11,698
Right-of-use assets	8,599	7,842
Accounts payable	(13,751)	17,735
Accrued interest payable	(6,820)	(6,998)
Accrued compensation	(25,531)	7,343
Advances on contracts	(1,618)	(5,591)
Operating lease liabilities	(8,212)	(7,202)
Retirement plan liabilities, net	(340)	814
Other assets and liabilities	(4,318)	838
Net cash (used) provided by operating activities	1,348	36,912
Cash flows from investing activities:
Purchases of property, plant and equipment	(26,881)	(22,146)
Proceeds from sales of assets	4,313	823
Expenditures for intangible assets	(77)	(36)
Net proceeds (payments) from settlement of foreign currency forward exchange contracts	(602)	(1,212)
Other investing activities, net	1	32
Net cash used by investing activities	(23,246)	(22,539)
Cash flows from financing activities:
Short-term borrowings, net	(9,003)	(3,029)
Current maturities and long-term debt:
Additions	35,323	59,000
Reductions	(4,967)	(57,200)
Dividends paid to noncontrolling interests	(8,243)	—
Contributions from noncontrolling interests	874	—
Stock-based compensation - Employee taxes paid	(1,040)	(930)
Other financing activities, net	(1)	—
Net cash (used) provided by financing activities	12,943	(2,159)
Effect of exchange rate changes on cash and cash equivalents, including restricted cash	(8,251)	(1,072)
Net increase (decrease) in cash and cash equivalents, including restricted cash	(17,206)	11,142
Cash and cash equivalents, including restricted cash, at beginning of period	124,614	85,094
Cash and cash equivalents, including restricted cash, at end of period	$107,408	$96,236

Supplementary cash flow information:
Change in accrual for purchases of property, plant and equipment included in accounts payable	$120	$7,524
See accompanying notes to unaudited condensed consolidated financial statements.

ENVIRI CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (Unaudited)

	Enviri Corporation Stockholders’ Equity
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests
(In thousands, except share amounts)	Issued	Treasury					Total
Balances, December 31, 2022	$145,448	$(848,570)	$225,759	$1,614,441	$(567,636)	$53,600	$623,042
Net income (loss)	—	—	—	(9,525)	—	935	(8,590)
Total other comprehensive income (loss), net of deferred income taxes of $1,901	—	—	—	—	6,794	358	7,152
Purchase of subsidiary shares from noncontrolling interest	—	—	398	—	—	(398)	—
Vesting of restricted stock units and other stock grants, net 177,574 shares	395	(1,108)	(395)	—	—	—	(1,108)
Amortization of unearned portion of stock-based compensation, net of forfeitures	—	—	3,456	—	—	—	3,456
Balances, March 31, 2023	$145,843	$(849,678)	$229,218	$1,604,916	(560,842)	54,495	623,952

	Enviri Corporation Stockholders’ Equity
(In thousands, except share amounts)	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests
	Issued	Treasury					Total
Balances, December 31, 2023	$146,105	$(849,996)	$238,416	$1,528,320	$(539,694)	$52,257	$575,408
Net income (loss)	—	—	—	(17,962)	—	1,116	(16,846)
Cash dividends declared:
Noncontrolling interests	—	—	—	—	—	(8,243)	(8,243)
Total other comprehensive income (loss), net of deferred income taxes of $(1,433)	—	—	—	—	(6,838)	(821)	(7,659)
Contributions from noncontrolling interests	—	—	—	—	—	874	874
Vesting of restricted stock units, net 201,053 shares	443	(1,270)	(443)	—	—	—	(1,270)
Amortization of unearned portion of stock-based compensation, net of forfeitures	—	—	3,860	—	—	—	3,860
Balances, March 31, 2024	$146,548	$(851,266)	$241,833	$1,510,358	$(546,532)	$45,183	$546,124

See accompanying notes to unaudited condensed consolidated financial statements.

ENVIRI CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.     Basis of Presentation

The Company has prepared these unaudited condensed consolidated financial statements in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the SEC. Accordingly, the unaudited Condensed Consolidated Financial Statements do not include all information and disclosure required by U.S. GAAP for annual financial statements. The December 31, 2023 Condensed Consolidated Balance Sheet information contained in this Quarterly Report on Form 10-Q was derived from the 2023 audited consolidated financial statements. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements, including the notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. In the opinion of management, all adjustments (all of which are of a normal recurring nature) that are necessary for a fair statement are reflected in these unaudited Condensed Consolidated Financial Statements.

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

Reclassifications

During the three months ended March 31, 2024, the Company determined that the held-for-sale criteria for Rail was no longer met and, as a result, the Company made reclassifications to prior year amounts previously classified as discontinued operations and assets held-for-sale in the Company's Consolidated Statements of Operations and Consolidated Balance Sheets, along with the accompanying notes to the Company's Consolidated Financial Statements. See Note 3, Discontinued Operations and Dispositions for further details.

2.     Recently Adopted and Recently Issued Accounting Standards

The Company has not adopted any accounting standards during the first quarter in 2024:

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

3. Discontinued Operations and Dispositions

Harsco Rail Segment
The results of the Rail business were previously presented as discontinued operations. However, the held for sale criteria were no longer met as of March 31, 2024 as the sales process has been paused. The assets and liabilities of the Rail business, previously presented as held for sale, have been reclassified to held and used in the Condensed Consolidated Balance Sheets as of December 31, 2023, and the results of the Rail business have been reclassified from discontinued operations to continuing operations for all periods presented in the Condensed Consolidated Statements of Operations. The Rail business’ assets and liabilities as of March 31, 2024 were measured at the carrying amount before the assets were classified as held for sale, reduced by $10.7 million representing the depreciation and amortization expense that would have been recognized had the assets been continuously classified as held for use. The $10.7 million reduction to the carrying value of the Rail assets was reported in Remeasurement of long-lived assets in the first quarter of 2024.

The reclassification of the Rail business's balance sheet positions as of December 31, 2023 had the following impacts on the Condensed Consolidated Balance Sheets and are summarized as follows:

(in thousands)	December 31 2023
Trade accounts receivable, net	$57,415
Other receivables	6,708
Inventories	103,077
Current portion of contract assets	56,341
Prepaid expenses	28,797
Other current assets	2,895
Property, plant and equipment, net	44,113
Right-of-use assets, net	7,050
Goodwill	13,026
Intangible assets, net	3,122
Deferred income tax assets	973
Other assets	22,792
Total assets	$346,309

Accounts payable	$44,703
Accrued compensation	6,056
Income taxes payable	1,434
Current portion of operating lease liabilities	3,656
Current portion of advances on contracts	32,912
Reserve for forward losses on contracts	52,725
Other current liabilities	30,550
Operating lease liabilities	3,331
Deferred tax liabilities	350
Other liabilities	494
Total liabilities	$176,211

The reclassification of the results of the Rail business to continuing operations had the following impacts on the Consolidated Statement of Operations for the three months ended March 31, 2023:

Three Months Ended
March 31
(In thousands)	2023
Service revenues	$7,720
Product revenues	57,332
Total revenues	65,052
Cost of services sold	5,626
Cost of products sold	45,743
Total cost of sales	51,369
Selling, general and administrative expenses	9,926
Research and development expenses	344
Other expense (income)	503
Total costs and expenses	62,142
Operating income from continuing operations	2,910
Interest income	25
Interest expense	(667)
Defined benefit pension income	6
Income (loss) from continuing operations before income taxes	2,274
Income tax benefit (expense) from continuing operations	(1,094)
Income (loss) from continuing operations	$1,180

Harsco Environmental Segment
On April 1, 2024, the Company completed the sale of Performix Metallurgical Additives, LLC, a subsidiary of HE. As the criteria for discontinued operations accounting was not met but the sale was probable as of March 31, 2024, the assets and liabilities of this business have been classified as held for sale in the Company’s Consolidated Balance Sheet. The most material classes of assets as of March 31, 2024 were Accounts receivable of $4.7 million and Goodwill of $5.3 million.

Other
Discontinued operations include costs directly attributable to retained contingent liabilities of other previously disposed businesses.

4.    Accounts Receivable and Note Receivable
Accounts receivable consist of the following:

(In thousands)	March 31 2024	December 31 2023
Trade accounts receivable	$322,102	$353,709
Less: Allowance for expected credit losses	(13,889)	(15,522)
Trade accounts receivable, net	$308,213	$338,187
Other receivables (a)	$33,693	$40,565
(a) Other receivables include employee receivables, insurance receivable, tax claims and refunds and other miscellaneous items not included in Trade accounts receivable, net.

The provision for expected credit losses related to trade accounts receivable was as follows:

	Three Months Ended
	March 31
(In thousands)	2024	2023
Provision for expected credit losses related to trade accounts receivable	$(167)	$507

At March 31, 2024, $14.7 million of the Company's trade accounts receivable were past due by twelve months or more, with $9.3 million of this amount reserved.

Accounts Receivable Securitization Facility
In June 2022, the Company and its SPE entered into an AR Facility with PNC Bank, National Association ("PNC") to accelerate cash flows from trade accounts receivable. The AR Facility has a three-year term. The maximum purchase commitment by PNC is $150.0 million.

The total outstanding balance of trade receivables that have been sold and derecognized by the SPE is $150.0 million as of March 31, 2024 and December 31, 2023. The SPE owned $71.6 million and $82.2 million of trade receivables as of March 31, 2024 and December 31, 2023, respectively, which is included in the caption Trade accounts receivable, net, on the Condensed Consolidated Balance Sheets. See Note 9, Debt and Credit Agreements, for AR Facility expenses incurred.

The Company received proceeds of $5.0 million from the AR Facility in the first quarter of 2023.

Factoring Arrangements
The Company maintains factoring arrangements with a financial institution to sell certain accounts receivable that are also accounted for as a sale of financial assets and accordingly, derecognized from the Company's Consolidated Balance Sheet. The following table reflects balances for net amounts sold and program capacities for the arrangements:

(In millions)	March 31 2024	December 31 2023
Net amounts sold under factoring arrangements	$14.7	$16.1
Program capacities	32.0	32.6

Note Receivable
In January 2020, the Company sold IKG for $85.0 million including cash and a note receivable, subject to post-closing adjustments. The note receivable from the buyer has a face value of $40.0 million, bearing interest at 2.50%, that is paid in kind and matures on January 31, 2027. Any unpaid principal, along with any accrued but unpaid interest is payable at maturity. Prepayment is required in case of a change in control or a percentage of excess cash flow, as defined in the note receivable agreement. Because there are no scheduled payments under the terms of the note receivable, the balance is classified as noncurrent as of March 31, 2024 and December 31, 2023, and is included in the caption Other assets on the Condensed Consolidated Balance Sheet at amortized cost.

(In millions)	March 31 2024	December 31 2023
Note receivable, at amortized cost	$14.3	$14.0
Note receivable, fair value	15.8	15.4

5.    Inventories
Inventories consist of the following:

(In thousands)	March 31 2024	December 31 2023
Finished goods	$16,430	$16,171
Work-in-process	10,715	13,081
Raw materials and purchased parts	116,073	114,046
Stores and supplies	47,070	46,071
Total inventories	$190,288	$189,369

6.     Property, Plant and Equipment
Property, plant and equipment ("PP&E") consist of the following:

(In thousands)	March 31 2024	December 31 2023
Land and improvements	$92,269	$93,793
Buildings and improvements	239,651	243,472
Machinery and equipment	1,690,555	1,729,637
Uncompleted construction	66,436	66,241
Gross property, plant and equipment	2,088,911	2,133,143
Less: Accumulated depreciation	(1,400,273)	(1,425,746)
Property, plant and equipment, net	$688,638	$707,397

7. Leases
The components of lease expense were as follows:

	Three Months Ended
	March 31
(In thousands)	2024	2023
Finance leases:
Depreciation expense	$2,578	$1,541
Interest on lease liabilities	815	354
Operating leases	9,832	9,478
Variable and short-term lease expense	14,044	12,630
Sublease income	(2)	(2)
Total lease expense	$27,267	$24,001

8.     Goodwill and Other Intangible Assets

The Company tests for goodwill impairment annually, or more frequently if indicators of impairment exist, or if a decision is made to dispose of a business. The Company performs its annual goodwill impairment test as of October 1 and monitors for triggering events on an ongoing basis.

During the three months ended March 31, 2024, the Company determined that there were no events or indicators present that would indicate that it was more-likely-than-not that its reporting units' fair values were less than their carrying amounts, which would require a further interim impairment analysis. However, unfavorable economic conditions, including continued cost inflation and labor shortages, as well as rising interest rates, could impact the Company's future projected cash flows and discount rates used to estimate fair value, which could result in an impairment charge to any of the Company's reporting units in a future period.

9. Debt and Credit Agreements

Long-term debt consists of the following:

(In thousands)	March 31 2024	December 31 2023
Senior Secured Credit Facilities:
New Term Loan	$486,250	$487,500
Revolving Credit Facility	457,000	422,000
5.75% Senior Notes	475,000	475,000
Other financing payable (including finance leases) in varying amounts	53,810	44,469
Total debt obligations	1,472,060	1,428,969
Less: deferred financing costs	(11,156)	(11,974)
Total debt obligations, net of deferred financing costs	1,460,904	1,416,995
Less: current maturities of long-term debt	(16,021)	(15,558)
Long-term debt	$1,444,883	$1,401,437

The Senior Secured Credit Facilities contain a consolidated net debt to Consolidated Adjusted EBITDA ratio covenant, which is not to exceed 5.25x for the quarter ended March 31, 2024 and then decreasing quarterly until reaching 4.00x on December 31, 2024. The total net leverage ratio covenant applicable to the third quarter of 2024 and earlier is subject to a 0.50x decrease upon the divestiture of Rail. The Company's required coverage of consolidated interest charges is set at a minimum of 2.75x through the end of 2024, subject to an increase to 3.00x upon closing of the divestiture of Rail, and 3.00x beginning with the first quarter of 2025.

At March 31, 2024, the Company was in compliance with its debt covenants under the Senior Secured Credit Facilities, with a total net debt to Consolidated Adjusted EBITDA ratio of 4.08x and a total interest coverage ratio of 3.06x. The Company believes it will continue to maintain compliance with these covenants based on its current outlook. However, the Company's estimates of compliance with these covenants could change in the future with a deterioration in economic conditions, higher than forecasted interest rate increases, the timing of working capital including the collection of receivables or an inability to realize increased pricing and implement cost reduction initiatives that mitigate the impacts of inflation and other factors that may adversely impact its realized operating margins.
Facility Fees and Debt-Related Income (Expense)
The components of the Condensed Consolidated Statements of Operations caption Facility fees and debt-related income (expense) were as follows:

	Three Months Ended
	March 31
(In thousands)	2024	2023
Unused debt commitment and amendment fees	$—	$(12)
Securitization and factoring fees	(2,789)	(2,351)
Facility fees and debt-related income (expense)	$(2,789)	$(2,363)

10.  Employee Benefit Plans

	Three Months Ended
	March 31
Defined Benefit Pension Plan Net Periodic Pension Cost (Benefit)	U.S. Plans		International Plans
(In thousands)	2024	2023	2024	2023
Service costs	$—	$—	$338	$313
Interest costs	2,419	2,543	7,460	7,429
Expected return on plan assets	(2,236)	(1,750)	(8,370)	(7,678)
Recognized prior service costs	—	—	118	114
Recognized actuarial losses	1,045	1,151	3,801	3,519
Defined benefit pension plan net periodic pension cost (benefit)	$1,228	$1,944	$3,347	$3,697

Cash contributions to U.S. and international defined benefit pension plans totaled $0.4 million and $4.3 million for the three months ended March 31, 2024, respectively. The Company's estimate of expected cash contributions to be paid during the remainder of 2024 for the U.S. and international defined benefit pension plans is $7.3 million and $13.2 million, respectively.

11.     Income Taxes

Income tax expense from continuing operations for the three months ended March 31, 2024 and 2023 was $7.9 million and $8.0 million, respectively. The decrease in expense for the three months ended March 31, 2024, compared with the three months ended March 31, 2023, is primarily due to a decrease in disallowed interest expense and business improvement in various countries with no tax expense.

For the three months ended March 31, 2024, the Company calculated its quarterly tax provision based on its best estimate of the full year tax rate applicable to the quarter. For the three months ended March 31, 2023, due to the insignificant amount of pre-tax book loss relative to the size of permanent book-tax differences and a varying net income (loss) pattern projected for the year, the Company’s tax provision estimate was determined using an actual year-to-date method.

The reserve for uncertain tax positions on March 31, 2024 and December 31, 2023 was $3.4 million, including interest and penalties. Within the next twelve months, it is reasonably possible that $0.6 million in unrecognized income tax benefits will be recognized upon settlement of tax examinations and the expiration of various statutes of limitations.

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

The following table summarizes information related to the location and undiscounted amount of the Company's environmental liabilities:

(In thousands)	March 31 2024	December 31 2023
Current portion of environmental liabilities (a)	$7,395	$7,540
Long-term environmental liabilities	25,253	25,682
Total environmental liabilities	$32,648	$33,222
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

In November 2022, the EPA and the Kentucky Department for Environmental Protection (the “KDEP”) conducted an inspection of Clean Earth of Calvert City LLC’s facility in Calvert City, KY. In September 2023, the EPA verbally proposed a civil penalty of $0.8 million to address alleged violations identified at the time of the inspection. The Company recorded a liability during the year ended December 31,2023 of $0.7 million. At March 31, 2024, the liability is $0.7 million and the Company is still assessing the alleged violations and is engaging with the EPA to resolve this matter.

On January 27, 2020, the EPA issued a Notice of Potential Liability to the Company, along with several other companies, concerning the Newtown Creek Superfund Site located in Kings and Queens Counties in New York. The Notice alleges certain facilities formerly owned or operated by subsidiaries of the Company may have resulted in the discharge of hazardous substances into Newtown Creek or its Dutch Kills tributary. The site has been subject to CERCLA response activities since approximately 2011. The EPA expects to issue a Record of Decision for the sitewide cleanup plan no sooner than 2028 and announced, in July 2021, that it would defer its decision on a potential early action response for the lower two miles of the Creek until the sitewide studies are completed. The Company is one of approximately twenty (20) Potentially Responsible Parties ("PRPs") that have received notices, though it is believed other PRPs may exist. The Company vigorously contests the allegations of the Notice and currently does not believe that this matter will have a material effect on the Company’s financial position or results from operations.

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

The Company has had ongoing meetings with the SCE over processing salt cakes, a processing byproduct, stored at the Al Hafeerah site. The Company’s Bahrain operations that produced the salt cakes has ceased operations. An Environmental Impact Assessment and Technical Feasibility Study for facilities to process the salt cakes was approved by the SCE during the first quarter of 2018. Commissioning of the facilities was completed during the third quarter of 2021 and the processing of the salt cakes has commenced. The Company's current reserve of $5.1 million at March 31, 2024 continues to represent the Company's best estimate of the ultimate costs to be incurred to resolve this matter. The Company continues to evaluate this reserve and any future change in estimated costs which could be material to the Company’s results of operations in any one period.

On July 27, 2018, Brazil’s Federal and Rio de Janeiro State Public Prosecution Offices (the "MPF" and "MPE", respectively) filed a Civil Public Action against CSN, one of the Company's customers, the Company’s Brazilian subsidiary, the Municipality of Volta Redonda, Brazil, and the Instituto Estadual do Ambiente (local environmental protection agency) seeking the implementation of various measures to limit and reduce the accumulation of customer-owned slag at the site in Brazil. On August 6, 2018, the 3rd Federal Court in Volta Redonda (the "Volta Redonda Court") granted the MPF and MPE an injunction against the same parties requiring, among other things, CSN and the Company’s Brazilian subsidiary to limit the volume of slag sent to the site. Because the customer owns the site and the slag located on the site, the Company believes that complying with this injunction is the steel producer’s responsibility. Nevertheless, the Volta Redonda Court issued two orders fining the Company and CSN for what it views as ongoing violations of the injunction. The Company is appealing the fines and the underlying injunction. Both the Company and CSN continue to have discussions with the MPF, MPE and the governmental authorities regarding the injunction and the possible resolution of the underlying case. Beginning on March 25, 2022, the Courts entered a series of orders suspending the litigation proceedings and staying any additional fines and interest accruals while the parties discuss a possible resolution to the matter. The aggregate amount of fines levied against the Company, exclusive of interest, is approximately 32 million Brazilian reais (or approximately $6 million) as of March 31, 2024. The Company does not believe that a loss relating to this matter is probable or estimable at this point.

On October 19, 2018, local environmental authorities issued an enforcement action against the Company concerning the Company’s operations at a customer site in Ijmuiden, Netherlands. The enforcement action alleged violations of the Company’s environmental permit at the site, which restricts the release of any visible dust emissions. On January 12, 2022, the Administrative Supreme Court of the Netherlands upheld the Company’s challenge of these enforcement actions as they relate to the slag tipping area of the site. As a result, all fines asserted against the Company to date have been invalidated and all fines paid to date have been reimbursed. This order is not appealable. On or about October 14, 2021, the Company received a subpoena and two indictments before the Amsterdam District Court in the Netherlands. The Amsterdam Public Prosecutor’s Office ("APPO") issued two indictments against the Company, alleging violations in connection with dust releases and/or events alleged to have occurred in 2018 through May 2020 at the site. The action cites provisions which permit fines for the alleged infractions and seeks €0.1 million in fines with a smaller amount held in abeyance. On February 2, 2022, the APPO announced that it would further investigate residents’ claims related to this matter. On February 25, 2022, the Amsterdam District Court ruled that the Company was liable for only one alleged violation and that this alleged violation was unintentional. The court issued a fine of €5,000, to be held in abeyance. Both the Company and the APPO have appealed this ruling. The Company is vigorously contesting all allegations against it and is also working with its customer to ensure the control of emissions. The Company has contractual indemnity rights from its customer that it believes will substantially cover any fines or penalties.

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

Brazilian Tax Disputes
The Company is involved in a number of tax disputes with federal, state and municipal tax authorities in Brazil. These disputes are at various stages of the legal process, including the administrative review phase and the collection action phase, and include assessments of fixed amounts of principal and penalties, plus interest charges that increase at statutorily determined amounts per month and are assessed on the aggregate amount of the principal and penalties. In addition, at the collection action or court of appeals phase, the losing party could be subject to a charge to cover statutorily mandated legal fees, which are generally calculated as a percentage of the total assessed amounts due, inclusive of penalty and interest. Many of the claims relate to ICMS, services and social security tax disputes. The largest proportion of the assessed amounts relate to ICMS claims filed by the SPRA, encompassing the period from January 2002 to May 2005.

In October 2009, the Company received notification of the SPRA’s final administrative decision regarding the levying of ICMS in the State of São Paulo in relation to services provided to a customer in the State between January 2004 and May 2005. As of March 31, 2024, the principal amount of the tax assessment from the SPRA with regard to this case is approximately $1.2 million, with penalty, interest and fees assessed to date increasing such amount by an additional $18.6 million. On June 4, 2018, the Appellate Court of the State of São Paulo ruled in favor of the SPRA, but ruled that the assessed penalty should be reduced to approximately $1.2 million. After calculating the interest accrued on the penalty through March 31, 2024, the Company estimates that this ruling reduced the current overall potential liability for this case to approximately $8.1 million. All such amounts include the effect of foreign currency translation. The Company has appealed the ruling in favor of the SPRA to the Superior Court of Justice. Due to multiple court precedents in the Company’s favor, the Company does not believe a loss is probable.

Another ICMS tax case involving the SPRA refers to the tax period from January 2002 to December 2003. In December 2018, the administrative tribunal hearing the case upheld the Company's liability. The aggregate amount assessed by the tax authorities in August 2005 was $5.0 million (the amounts with regard to this claim are valued as of the date of the assessment, since it has not yet reached the collection phase), composed of a principal amount of $1.2 million, with penalty and interest assessed through that date increasing such amount by an additional $3.8 million. On December 6, 2018, the administrative tribunal reduced the applicable penalties to $0.6 million. After calculating the interest accrued on the current penalty through March 31, 2024, the Company estimates that the current overall liability for this case to be approximately $5.6 million. All such amounts include the effect of foreign currency translation. The Company has appealed to the judicial phase at the Third Trial Court of the District of Cubatão, State of São Paulo. On October 14, 2022, the District Court issued a decision holding that the Company is not liable for the taxes at issue. The SPRA appealed this decision on December 28, 2022 to the Appellate Court of the State of São Paulo (the "São Paulo Appellate Court"). On March 26, 2024, the São Paulo Appellate Court ruled that the Company is liable for the taxes at issue. In the same decision, the São Paulo Appellate Court also ruled in the Company's favor regarding the applicable tax rate. Due to multiple court precedents in the Company's favor, the Company does not believe a loss is probable.

The Company continues to believe that sufficient coverage for these claims exists as a result of the indemnification obligations of the Company's customer and such customer’s pledge of assets in connection with the October 2009 notice, as required by Brazilian law. On April 23, 2024, the Company’s customer directed the Company to accept a settlement offer made by SPRA and the Company accepted the settlement offer on April 26, 2024. Under the settlement, the Company will pay a total of $3.8 million over sixty months in return for a full release from the SPRA as to both claims. Pursuant to our contractual rights, the Company is indemnified by its customer for these amounts; therefore, no net loss has been recorded by the Company for this settlement.

On December 30, 2020, the Company received an assessment from the municipal authority in Ipatinga, Brazil alleging $2.1 million in unpaid service taxes from the period 2015 to 2020. After calculating the interest and penalties accrued, the Company estimates that the current overall potential liability for this case to be approximately $5.8 million. On July 21, 2023, the Company filed the last administrative appeal against the decision that maintained the assessment and a final administrative decision is still pending. Due to the multiple defenses that are available, the Company does not believe a loss is probable.
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
At March 31, 2024, there were approximately 17,000 pending asbestos personal injury actions filed against the Company. The vast majority of these actions were filed in the New York Supreme Court (New York County), of which the majority of such actions were on the Deferred/Inactive Docket created by the New York Supreme Court in December 2002 for all pending and future asbestos actions filed by persons who cannot demonstrate that they have a malignant condition or discernible physical impairment. A relatively small portion of cases are on the Active or In Extremis docket in New York County or on active dockets in other jurisdictions. The complaints in most of those actions generally follow a form that contains a standard demand of significant damages, regardless of the individual plaintiff's alleged medical condition, and without identifying any Company product.
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
In view of the persistence of asbestos litigation in the U.S., the Company expects to continue to receive additional claims in the future. The Company intends to continue its practice of vigorously defending these claims and cases. At March 31, 2024, the Company has successfully dismissed approximately 28,400 cases by stipulation or summary judgment prior to trial.
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
Insurance liabilities are recorded when it is probable that a liability has been incurred for a particular event and the amount of loss associated with the event can be reasonably estimated. Insurance reserves have been estimated based primarily upon actuarial calculations and reflect the undiscounted estimated liabilities for ultimate losses, including claims incurred but not reported. Inherent in these estimates are assumptions that are based on the Company's history of claims and losses, a detailed analysis of existing claims with respect to potential value, and current legal and legislative trends. If actual claims differ from those projected by management, changes (either increases or decreases) to insurance reserves may be required and would be recorded through income in the period the change was determined. When a recognized liability has been determined to be covered by third-party insurance, the Company records an insurance claim receivable to reflect the covered liability. Insurance claim receivables are included in Other receivables on the Company's Condensed Consolidated Balance Sheets. See Note 1, Summary of Significant Accounting Policies in Part II, Item 8 Financial Statements and Supplementary Data in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, under Accrued Insurance and Loss Reserves, for additional information.

13.  Reconciliation of Basic and Diluted Shares

	Three Months Ended
	March 31
(In thousands, except per share amounts)	2024	2023
Income (loss) from continuing operations attributable to Enviri Corporation common stockholders	$(16,857)	$(8,377)
Weighted-average shares outstanding:
Weighted-average shares outstanding - basic	79,945	79,633
Dilutive effect of stock-based compensation	—	—
Weighted-average shares outstanding - diluted	79,945	79,633
Earnings (loss) from continuing operations per common share, attributable to Enviri Corporation common stockholders:
Basic	$(0.21)	$(0.11)
Diluted	$(0.21)	$(0.11)

The following average outstanding stock-based compensation units were not included in the computation of diluted earnings (loss) per share because the effect was either antidilutive or the market conditions for the performance share units were not met:

	Three Months Ended
	March 31
(In thousands)	2024	2023
Restricted stock units	1,686	1,000
Stock appreciation rights	2,890	2,473
Performance share units	1,880	1,394

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
The fair value of outstanding derivative contracts recorded as assets and liabilities on the Company's Condensed Consolidated Balance Sheets was as follows:

(In thousands)	Balance Sheet Location	Fair Value of Derivatives Designated as Hedging Instruments	Fair Value of Derivatives Not Designated as Hedging Instruments	Total Fair Value
March 31, 2024
Asset derivatives (Level 2):
Foreign currency exchange forward contracts	Other current assets	$101	$4,443	$4,544
Interest rate swaps	Other current assets	2,202	—	2,202
Total		$2,303	$4,443	$6,746

Liability derivatives (Level 2):
Foreign currency exchange forward contracts	Other current liabilities	$388	$394	$782
Interest rate swaps	Other liabilities	210	—	210
Total		$598	$394	$992

December 31, 2023
Asset derivatives (Level 2):
Foreign currency exchange forward contracts	Other current assets	$77	$1,597	$1,674
Interest rate swaps	Other current assets	1,443	—	1,443
Total		$1,520	$1,597	$3,117

Liability derivatives (Level 2):
Foreign currency exchange forward contracts	Other current liabilities	$561	$8,064	$8,625
Interest rate swaps	Other liabilities	2,150	—	2,150
Total		$2,711	$8,064	$10,775

All of the Company's derivatives are recorded on the Condensed Consolidated Balance Sheets at gross amounts and do not offset. All of the Company's interest rate swaps and certain foreign currency exchange forward contracts are transacted under ISDA documentation. Each ISDA master agreement permits the net settlement of amounts owed in the event of default. The Company's derivative assets and liabilities subject to enforceable master netting arrangements, if offset, would have resulted in a net asset of $0.8 million and a net liability of $0.5 million at March 31, 2024 and December 31, 2023, respectively.
The effect of derivative instruments on the Company's Condensed Consolidated Statements of Comprehensive Income (Loss) was as follows:
Derivatives Designated as Hedging

	Gain (Loss) Recognized in OCI on Derivatives		Loss (Gain) Reclassified from AOCI into Income - Effective Portion or Equity
	Three Months Ended		Three Months Ended
	March 31		March 31
(In thousands)	2024	2023	2024	2023
Foreign currency exchange forward contracts	$223	$(682)	$(404)	$411
Interest rate swaps	3,581	(2,887)	(882)	(248)
	$3,804	$(3,569)	$(1,286)	$163

The location and amount of gain (loss) recognized on the Company's Condensed Consolidated Statements of Operations was as follows:

	Three Months Ended
	March 31
	2024		2023
(In thousands)	Product Revenues	Interest Expense	Product Revenues	Interest Expense
Total amounts in the Condensed Consolidated Statement of Operations in which the effects of derivatives designated as hedging instruments are recorded	$101,163	$(28,122)	$99,145	$(24,995)
Interest rate swaps:
Gain or (loss) reclassified from AOCI into income	—	882	—	248
Foreign exchange contracts:
Gain or (loss) reclassified from AOCI into income	404	—	(411)	—

Derivatives Not Designated as Hedging Instruments

	Location of Gain (Loss) Recognized in Income on Derivatives (a)	Three Months Ended
		March 31
(In thousands)		2024	2023
Foreign currency exchange forward contracts	Cost of services and products sold	$9,914	$(3,297)
(a)      These gains (losses) offset other amounts recognized in cost of services and products sold principally as a result of intercompany or third party foreign currency exposures.

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
The recognized gains and losses offset amounts recognized in cost of services and products sold principally as a result of intercompany or third-party foreign currency exposures. At March 31, 2024 and December 31, 2023, the notional amounts of foreign currency exchange forward contracts were $648.5 million and $633.3 million, respectively. These contracts are primarily denominated in British Pound Sterling and Euros and mature through 2025.
In addition to foreign currency exchange forward contracts, the Company designates certain loans as hedges of net investments in international subsidiaries. The Company recorded pre-tax net gains $0.8 million and $0.3 million for the three months ended March 31, 2024 and March 31, 2023, respectively, in OCI.

Interest Rate Swaps
The Company uses interest rate swaps in conjunction with certain variable rate debt issuances in order to secure a fixed interest rate. Changes in the fair value attributed to the effect of the swaps’ interest spread and changes in the credit worthiness of the counter-parties are recorded in OCI and are reclassified into income as interest payments are made.

In the first quarter of 2023, the Company entered into a series of interest rate swaps with a scheduled maturity of December 2025. The swaps have the effect of converting $300.0 million of the New Term Loan from a floating interest rate to a fixed interest rate and are classified as cash flow hedges. The fixed rates provided by these swaps, ranging from 4.16% to 4.21%, replace the adjusted SOFR rate in the interest calculation.

Fair Value of Other Financial Instruments
The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and short-term borrowings approximate fair value due to the short-term maturities of these assets and liabilities. At March 31, 2024 and December 31, 2023, the total fair value of long-term debt and current maturities, excluding deferred financing costs, was $1,436.9 million and $1,394.5 million, respectively, compared with a carrying value of $1,472.1 million and $1,429.0 million, respectively. Fair values for debt are based on pricing models using market-based inputs (Level 2) for similar issues or on the current rates offered to the Company for debt of the same remaining maturities.

15. Review of Operations by Segment

	Three Months Ended
	March 31
(In thousands)	2024	2023
Revenues
Harsco Environmental	$299,119	$273,189
Clean Earth	226,030	222,464
Harsco Rail	75,168	65,052
Total Revenues	$600,317	$560,705
Operating Income (Loss) from Continuing Operations
Harsco Environmental	$19,588	$22,285
Clean Earth	20,593	16,471
Harsco Rail	(9,061)	2,345
Corporate	(5,307)	(9,186)
Total Operating Income (Loss) from Continuing Operations	$25,813	$31,915
Depreciation
Harsco Environmental	$28,789	$27,560
Clean Earth	7,413	4,927
Harsco Rail	361	—
Corporate	357	552
Total Depreciation	$36,920	$33,039
Amortization
Harsco Environmental	$1,018	$999
Clean Earth	6,167	6,029
Harsco Rail	22	—
Corporate (a)	967	937
Total Amortization	$8,174	$7,965
Capital Expenditures
Harsco Environmental	$20,553	$16,551
Clean Earth	5,334	4,830
Harsco Rail	965	665
Corporate	29	100
Total Capital Expenditures	$26,881	$22,146
(a) Amortization expense on Corporate relates to the amortization of deferred financing costs.

Reconciliation of Segment Operating Income to Income (Loss) From Continuing Operations before Income Taxes and Equity Income

	Three Months Ended
	March 31
(In thousands)	2024	2023
Segment operating income (loss)	$31,120	$41,101
General Corporate expense	(5,307)	(9,186)
Operating income (loss) from continuing operations	25,813	31,915
Interest income	1,697	1,480
Interest expense	(28,122)	(24,995)
Facility fees and debt-related income (expense)	(2,789)	(2,363)
Defined benefit pension income (expense)	(4,176)	(5,329)
Income (loss) from continuing operations before income taxes and equity income	$(7,577)	$708

16. Revenues

The Company recognizes revenues to depict the transfer of promised services and products to customers in an amount that reflects the consideration the Company expects to receive in exchange for those services and products. Service revenues include CE and the service components of HE and Rail. Product revenues include portions of HE and Rail.

A summary of the Company's revenues by primary geographical markets as well as by key product and service groups is as follows:

	Three Months Ended
	March 31, 2024
(In thousands)	Harsco Environmental Segment	Clean Earth Segment	Harsco Rail Segment	Consolidated Totals
Primary Geographical Markets (a):
North America	$84,210	$226,030	$44,431	$354,671
Western Europe	110,275	—	21,372	131,647
Latin America (b)	42,921	—	1,040	43,961
Asia-Pacific	28,915	—	8,325	37,240
Middle East and Africa	28,349	—	—	28,349
Eastern Europe	4,449	—	—	4,449
Total Revenues	$299,119	$226,030	$75,168	$600,317
Key Product and Service Groups:
Environmental services related to resource recovery for metals manufacturing and related logistical services	$258,128	$—	$—	$258,128
Ecoproducts	36,264	—	—	36,264
Environmental systems for aluminum dross and scrap processing	4,727	—	—	4,727
Railway track maintenance equipment	—	—	29,918	29,918
After-market parts and services; safety and diagnostic technology	—	—	30,876	30,876
Railway contracting services	—	—	14,374	14,374
Hazardous waste processing solutions	—	191,910	—	191,910
Soil and dredged materials processing and reuse solutions	—	34,120	—	34,120
Total Revenues	$299,119	$226,030	$75,168	$600,317

	Three Months Ended
	March 31, 2023
(In thousands)	Harsco Environmental Segment	Clean Earth Segment	Harsco Rail Segment	Consolidated Totals
Primary Geographical Markets (a):
North America	$78,473	$222,464	$44,162	$345,099
Western Europe	101,386	—	13,187	114,573
Latin America (b)	40,955	—	604	41,559
Asia-Pacific	28,961	—	7,099	36,060
Middle East and Africa	18,405	—	—	18,405
Eastern Europe	5,009	—	—	5,009
Total Revenues	$273,189	$222,464	$65,052	$560,705
Key Product and Service Groups:
Environmental services related to resource recovery for metals manufacturing and related logistical services	$229,361	$—	$—	$229,361
Ecoproducts	38,402	—	—	38,402
Environmental systems for aluminum dross and scrap processing	5,426	—	—	5,426
Railway track maintenance equipment	—	—	29,444	29,444
After-market parts and services; safety and diagnostic technology	—	—	27,793	27,793
Railway contracting services	—	—	7,815	7,815
Hazardous waste processing solutions	—	186,112	—	186,112
Soil and dredged materials processing and reuse solutions	—	36,352	—	36,352
Total Revenues	$273,189	$222,464	$65,052	$560,705
(a)     Revenues are attributed to individual countries based on the location of the facility generating the revenue.
(b)     Includes Mexico.

The Company may receive payments in advance of earning revenue (advances on contracts), which are included in Current portion of advances on contracts and Other liabilities on the Condensed Consolidated Balance Sheets. The Company may recognize revenue in advance of being able to contractually invoice the customer (contract assets), which is included in Current portion of contract assets and Other assets on the Condensed Consolidated Balance Sheets. Contract assets are transferred to Trade accounts receivable, net, when the right to payment becomes unconditional. Contract assets and advances on contracts are reported as a net position, on a contract-by-contract basis, at the end of each reporting period. These instances are primarily related to Rail.

The Company had contract assets totaling $95.8 million and $86.9 million at March 31, 2024 and December 31, 2023, respectively. The Company had advances on contracts totaling $36.2 million and $38.6 million at March 31, 2024 and December 31, 2023, respectively. During the three months ended March 31, 2024, the Company recognized $10.7 million of revenue related to amounts previously included in advances on contracts. During the three months ended March 31, 2023, the Company recognized $11.6 million of revenue related to amounts previously included in advances on contracts.

At March 31, 2024, HE had remaining, fixed, unsatisfied performance obligations where the expected contract duration exceeds one year totaling $82.2 million. Of this amount, $21.8 million is expected to be fulfilled by March 31, 2025, $20.5 million by March 31, 2026, $15.0 million by March 31, 2027, $12.4 million by March 31, 2028 and the remainder thereafter. These amounts exclude any variable fees, fixed fees subject to indexation and any performance obligations expected to be satisfied within one year.

At March 31, 2024, Rail had remaining, fixed, unsatisfied performance obligations where the expected contract duration exceeds one year totaling $140.7 million. Of this amount, $53.4 million is expected to be fulfilled by March 31, 2025, $61.0 million by March 31, 2026, $22.6 million by March 31, 2027, and $3.7 million by March 31, 2028. These amounts exclude any variable fees, fixed fees subject to indexation and any performance obligations expected to be satisfied within one year.
The Rail Segment is currently manufacturing highly-engineered equipment under large long-term fixed-price contracts with SBB, Network Rail, and Deutsche Bahn. As previously disclosed, the Company recognized estimated forward loss provisions in 2022 and 2023 related to these contracts due to several factors, such as material and labor cost inflation, supply chain delays, the bankruptcy of a key vendor and increased engineering efforts. No provisions related to these contracts were recognized in three months ended March 31, 2024 and 2023.

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

As of March 31, 2024, the contracts with Network Rail, Deutsche Bahn and the second contract with SBB are 59%, 43% and 88% complete, respectively based on costs incurred. The first contract with SBB has been completed.

The Company provides assurance type warranties primarily for product sales at Rail. These warranties are typically not priced or negotiated separately (there is no option to separately purchase the warranty) or the warranty does not provide customers with a service in addition to the assurance that the product complies with agreed-upon specifications. Accordingly, such warranties do not represent separate performance obligations.

17.   Other (Income) Expenses, Net

The major components of this Condensed Consolidated Statements of Operations caption were as follows:

	Three Months Ended
	March 31
(In thousands)	2024	2023
Employee termination benefit costs	$382	$(26)
Other costs (income) for exit activities (a)	548	(5,728)
Net gains on sale of assets	(3,370)	(230)
Other	—	336
Other (income) expenses, net	$(2,440)	$(5,648)
(a) The three months ended March 31, 2023 includes a $6.8 million net gain recognized related to a lease modification that resulted in lease incentive for the Company to relocate an HE site prior to the end of the expected lease term.

18. Components of Accumulated Other Comprehensive Loss
AOCI is included on the Condensed Consolidated Statements of Stockholders' Equity. The components of AOCI, net of the effect of income taxes, and activity for the three months ended March 31, 2023 and 2024 were as follows:

	Components of AOCI, Net of Tax
(In thousands)	Cumulative Foreign Exchange Translation Adjustments		Effective Portion of Derivatives Designated as Hedging Instruments		Cumulative Unrecognized Actuarial Losses on Pension Obligations		Unrealized Gain (Loss) on Marketable Securities	Total
Balance at December 31, 2022	$(213,104)		$157		$(354,699)		$10	$(567,636)
OCI before reclassifications	12,446	(a)	(2,684)	(b)	(7,227)	(a)	1	2,536
Amounts reclassified from AOCI, net of tax	—		124		4,492		—	4,616
Total OCI	12,446		(2,560)		(2,735)		1	7,152
Less: OCI attributable to noncontrolling interests	(358)		—		—		—	(358)
OCI attributable to Enviri Corporation	12,088		(2,560)		(2,735)		1	6,794
Balance at March 31, 2023	$(201,016)		$(2,403)		$(357,434)		$11	$(560,842)

	Components of AOCI, Net of Tax
(In thousands)	Cumulative Foreign Exchange Translation Adjustments		Effective Portion of Derivatives Designated as Hedging Instruments		Cumulative Unrecognized Actuarial Losses on Pension Obligations		Unrealized Gain (Loss) on Marketable Securities	Total
Balance at December 31, 2023	$(183,499)		$(470)		$(355,740)		$15	$(539,694)
OCI before reclassifications	(16,535)	(a)	2,865	(b)	2,310	(a)	2	(11,358)
Amounts reclassified from AOCI, net of tax	—		(1,002)		4,701		—	3,699
Total OCI	(16,535)		1,863		7,011		2	(7,659)
Less: OCI attributable to noncontrolling interests	821		—		—		—	821
OCI attributable to Enviri Corporation	(15,714)		1,863		7,011		2	(6,838)
Balance at March 31, 2024	$(199,213)		$1,393		$(348,729)		$17	$(546,532)
(a)    Principally foreign currency fluctuation.
(b)     Net change from periodic revaluations.

Amounts reclassified from AOCI were as follows:

(In thousands)	Three Months Ended		Location on the Condensed Consolidated Statements of Operations
	March 31
	2024	2023
Amortization of cash flow hedging instruments:
Foreign currency exchange forward contracts	$(404)	$411	Product revenues
Interest rate swaps	(882)	(248)	Interest expense
Total before taxes	(1,286)	163
Income taxes	284	(39)
Total reclassification of cash flow hedging instruments, net of tax	$(1,002)	$124

Amortization of defined benefit pension items (c):
Actuarial losses	$4,846	$4,670	Defined benefit pension income (expense)
Prior service costs	118	114	Defined benefit pension income (expense)
Total before taxes	4,964	4,784
Income taxes	(263)	(292)
Total reclassification of defined benefit pension items, net of tax	$4,701	$4,492
(c)    These AOCI components are included in the computation of net periodic pension costs. See Note 10, Employee Benefit Plans, for additional details.

ITEM 2.                 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements as well as the audited consolidated financial statements of the Company, including the notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 which includes additional information about the Company’s critical accounting policies, contractual obligations, practices and the transactions that support the financial results, and provides a more comprehensive summary of the Company’s outlook, trends and strategies for 2024 and beyond.

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
Factors that could cause actual results to differ, perhaps materially, from those implied by forward-looking statements include, but are not limited to:

(1)the Company's ability to successfully enter into new contracts and complete new acquisitions, divestitures, or strategic ventures in the time-frame contemplated or at all, including the Company's ability to divest the Rail business;
(2)the Company’s inability to comply with applicable environmental laws and regulations;
(3)the Company’s inability to obtain, renew, or maintain compliance with its operating permits or license agreements;
(4)various economic, business, and regulatory risks associated with the waste management industry;
(5)the seasonal nature of the Company's business;
(6)risks caused by customer concentration, the long-term nature of customer contracts, and the competitive nature of the industries in which the Company operates;
(7)the outcome of any disputes with customers, contractors and subcontractors;
(8)the financial condition of the Company's customers, including the ability of customers (especially those that may be highly leveraged or have inadequate liquidity) to maintain their credit availability;
(9)higher than expected claims under the Company’s insurance policies, or losses that are uninsurable or that exceed existing insurance coverage;
(10)market and competitive changes, including pricing pressures, market demand and acceptance for new products, services and technologies; changes in currency exchange rates, interest rates, commodity and fuel costs and capital costs;
(11)the Company's ability to negotiate, complete, and integrate strategic transactions and joint ventures with strategic partners;
(12)the Company’s ability to effectively retain key management and employees, including due to unanticipated changes to demand for the Company’s services, disruptions associated with labor disputes, and increased operating costs associated with union organizations;
(13)the Company's inability or failure to protect its intellectual property rights from infringement in one or more of the many countries in which the Company operates;
(14)failure to effectively prevent, detect or recover from breaches in the Company's cybersecurity infrastructure;
(15)changes in the worldwide business environment in which the Company operates, including changes in general economic and industry conditions and cyclical slowdowns;
(16)fluctuations in exchange rates between the U.S. dollar and other currencies in which the Company conducts business;
(17)unforeseen business disruptions in one or more of the many countries in which the Company operates due to changes in economic conditions, changes in governmental laws and regulations, including environmental, occupational health and safety, tax and import tariff standards and amounts; political instability, civil disobedience, armed hostilities, public health issues or other calamities;
(18)liability for and implementation of environmental remediation matters;
(19)product liability and warranty claims associated with the Company’s operations;
(20)the Company’s ability to comply with financial covenants and obligations to financial counterparties;

(21)the Company’s outstanding indebtedness and exposure to derivative financial instruments that may be impacted by, among other factors, changes in interest rates;
(22)tax liabilities and changes in tax laws;
(23)changes in the performance of equity and bond markets that could affect, among other things, the valuation of the assets in the Company's pension plans and the accounting for pension assets, liabilities and expenses;
(24)risk and uncertainty associated with intangible assets; and
(25)the other risk factors listed from time to time in the Company's SEC reports.

A further discussion of these, along with other potential risk factors, can be found in Part II, Item 1A, "Risk Factors," below, as well as in Part I, Item 1A, "Risk Factors," of the Company's Annual Report on Form 10-K for the year ended December 31, 2023. The Company cautions that these factors may not be exhaustive and that many of these factors are beyond the Company's ability to control or predict. Accordingly, forward-looking statements should not be relied upon as a prediction of actual results. The Company undertakes no duty to update forward-looking statements except as may be required by law.

Executive Overview

The Company is a market-leading, global provider of environmental solutions for industrial, retail and medical waste streams. The name and brand identity of Enviri reflect the Company’s transformation over the past four years into an environmental solutions company that provides services to manage, recycle and beneficially reuse waste and byproduct materials across many industries. The Company has locations in approximately 30 countries, including the U.S. The Company was incorporated in 1956.

The Company's operations consist of three reportable segments: Harsco Environmental, Clean Earth and Harsco Rail. HE operates primarily under long-term contracts, providing critical environmental services and material processing to the global steel and metals industries, including zero waste solutions for manufacturing byproducts within the metals industry. CE provides specialty waste processing, treatment, recycling and beneficial reuse solutions for customers in the industrial, retail, healthcare and construction industries across a variety of waste needs, including hazardous, non-hazardous and contaminated soils and dredged materials. Rail is a provider of highly engineered maintenance equipment, after-market parts and safety and diagnostic systems and contracting solutions, which support railroad and transit customers worldwide.

The Company's Consolidated Financial Statements previously included the operating results of Rail as discontinued operations in the Consolidated Statements of Operations and the carrying value of the assets and liabilities of Rail were previously classified as Assets held-for-sale and Liabilities of assets held-for sale on the Consolidated Balance Sheets. However, since the sales process was paused and the held-for-sale criteria were no longer met as of March 31, 2024, Rail's operating results have been reclassified to continuing operations in the Consolidated Statements of Operations and its assets and liabilities have been reclassified to held-and-used in the Consolidated Balance Sheets for all periods presented.

The Company maintains a positive outlook across its businesses supported by favorable underlying growth characteristics in its businesses and investments by the Company to further supplement growth. The Company's view for 2024 and beyond is supported by the below factors, which should be considered in the context of other risks, trends and strategies in the Company's Annual Report on Form 10-K for the year ended December 31, 2023.

•HE: 2024 operating results are expected to be comparable with 2023 results, as positive impacts from higher service pricing, net of inflation, as well as operational improvement initiatives and higher environmental services demand at certain sites, including those linked to growth investments and new contracts, are expected to be offset by the impacts of lower commodity prices, the impact of foreign currency, a decrease in demand for downstream products, the sale of certain operating businesses, including Performix Metallurgical Additives, LLC, and potential site exits or closures. The global steel market has experienced a period of volatility in recent quarters due to the Russia-Ukraine conflict and the resulting energy crisis in Europe, as well as inventory management through the steel industry supply-chain and a change to the economic conditions due to rising interest rates. Underlying business conditions appear to have stabilized and these external factors are not anticipated to have a material impact on performance throughout the rest of the year. Over the longer term, the Company expects HE to grow as a result of economic growth that supports higher global steel consumption, as well as investments and innovation that support the environmental solutions needs of customers.

•CE: 2024 operating results are anticipated to improve, compared to 2023, as a result of higher services pricing, net of inflation, cost and operational improvements and an increase in environmental services demand across certain end-markets. These benefits will offset against certain favorable items, including the settlement of a pricing dispute with a customer, that occurred in 2023 and are not expected to repeat in 2024. Longer-term, the Company expects this segment to benefit from positive underlying market trends, supported by increased environmental regulation, further growth opportunities, lower-than-peer capital requirements and its attractive asset position, as well as from the less cyclical and more recurring nature of this business.

•Rail: 2024 operating results are expected to improve versus 2023, as a result of higher global demand for rail maintenance equipment, technology products and maintenance services. These benefits will be partially offset by lower contributions from after-market parts, resulting from lower volumes and a less favorable product mix. More broadly, Rail is supported by a strong backlog and the longer-term outlook for this business remains positive, supported by future infrastructure investments, economic development in emerging economies, rail electrification in certain geographies, safety awareness and automation.

Results of Operations

Amounts included in this Part I. Item 2. Results of Operations are rounded in millions and all percentages are calculated on actual amounts. As a result, minor differences may exist due to rounding.

Segment Results

	Three Months Ended
	March 31
(in millions, except percentages)	2024	2023
Revenues:
Harsco Environmental	$299.1	$273.2
Clean Earth	226.0	222.5
Harsco Rail	75.2	65.1
Total Revenues	$600.3	$560.7
Operating income (loss):
Harsco Environmental	$19.6	$22.3
Clean Earth	20.6	16.5
Harsco Rail	(9.1)	2.3
Corporate	(5.3)	(9.2)
Total operating income (loss)	$25.8	$31.9
Operating margin:
Harsco Environmental	6.5%	8.2%
Clean Earth	9.1%	7.4%
Harsco Rail	(12.1)%	3.6%
Consolidated operating margin	4.3%	5.7%

Harsco Environmental Segment:

Significant Effects on Revenues (in millions)	Three Months Ended
Revenues — March 31, 2023	$273.2
Net effects of price/volume changes, primarily attributable to volume changes and services mix	22.0
Impact of foreign currency translation	(2.1)
Net impact of new and lost contracts	6.0
Revenues — March 31, 2024	$299.1
The following factors contributed to the changes in operating income during the three months ended March 31, 2024.

Factors Positively Affecting Operating Income:
•Improved business performance during the three months ended March 31, 2024 from higher revenues from environmental service contracts partially due to higher overall service levels at certain sites, as well as revenues from new contracts.

Factors Negatively Impacting Operating Income:
•Higher selling, general and administrative expenses ("SG&A") of $2.8 million during the three months ended March 31, 2024, primarily related to higher compensation costs, including incentive compensation, compared to the prior year.
•Foreign currency impacts for the three months ended March 31, 2024 negatively impacted operating income by $1.7 million, which was mostly as a result of the devaluation of the Egyptian pound and the Argentinian peso to the U.S. dollar.
•The three months ended March 31, 2023 included a net gain of $6.8 million related to a lease modification that resulted in a lease incentive for a site relocation in the U.S., offset by relocation costs incurred, which did not repeat in 2024.

Clean Earth Segment:

Significant Effects on Revenues (in millions)	Three Months Ended
Revenues — March 31, 2023	$222.5
Net effects of price/volume changes, primarily attributable to pricing changes	3.6
Revenues — March 31, 2024	$226.1

The following factors contributed to the changes in operating income during the three months ended March 31, 2024.

Factors Positively Affecting Operating Income:
•Favorable changes of $6.4 million during the three months ended March 31, 2024 related to pricing and mix in the hazardous waste business, including hazardous soil projects, and operational cost reduction initiatives, partially offset by decreased revenues from reduced volumes related to projects from other waste services as well as cost increases as a result of inflation during the three months ended March 31, 2024, mainly for labor.

Factors Negatively Impacting Operating Income:
•Higher SG&A of $1.8 million during the three months ended March 31, 2024, which includes higher professional fees and compensation costs, partially offset by a reduction in the provision for expected credit losses.

Harsco Rail Segment:

Significant Effects on Revenue (in millions)	Three Months Ended
Revenues — March 31, 2023	$65.1
Net effect of price/volume changes, primarily attributable to volume changes	10.2
Impact of foreign currency translation	(0.1)
Revenues — March 31, 2024	$75.2

The following factors contributed to the changes in operating income (loss) during the three months ended March 31, 2024.

Factors Positively Affecting Operating Income:
•An increase from railway contracting services of $2.5 million during the three months ended March 31, 2024, when compared to the three months ended March 31, 2023.

Factors Negatively Impacting Operating Income:
•The three months March 31, 2024 includes a charge for the remeasurement of long-lived assets for $10.7 million related to the depreciation and amortization expense that would have been recognized during the periods that Rail's assets were classified as held-for-sale, had the assets been continuously classified as held-for-use.
•An unfavorable mix of after-market parts sales in the three months ended March 31, 2024 of $1.7 million, compared to the prior year.

General Corporate:

Operating income (loss) from continuing operations for the three months ended March 31, 2024 was also positively impacted by a $3.3 million net gain on sale of assets contributed by Corporate.

Consolidated Results

	March 31
	Three Months Ended
(in millions, except per share amounts and percentages)	2024	2023
Total revenues	$600.3	$560.7
Cost of services and products sold	478.3	452.1
Selling, general and administrative expenses	87.1	81.9
Research and development expenses	0.9	0.5
Remeasurement of long-lived assets	10.7	—
Other expense (income), net	(2.4)	(5.6)
Operating income (loss) from continuing operations	25.8	31.9
Interest income	1.7	1.5
Interest expense	(28.1)	(25.0)
Facility fees and debt-related income (expense)	(2.8)	(2.4)
Defined benefit pension income (expense)	(4.2)	(5.3)
Income (loss) from continuing operations before income taxes and equity income	(7.6)	0.7
Income tax benefit (expense) from continuing operations	(7.9)	(8.0)
Equity income (loss) of unconsolidated entities, net	(0.2)	(0.1)
Income (loss) from continuing operations	(15.7)	(7.4)
Income (loss) from discontinued businesses	(1.5)	(1.7)
Income tax benefit (expense) related to discontinued operations	0.4	0.5
Income (loss) from discontinued operations, net of tax	(1.1)	(1.1)
Net income (loss)	(16.8)	(8.6)
Total other comprehensive income (loss)	(7.7)	7.2
Total comprehensive income (loss)	(24.5)	(1.4)
Diluted earnings (loss) per common share from continuing operations attributable to Enviri Corporation common stockholders	$(0.21)	$(0.11)
Effective income tax rate for continuing operations	(104.5)%	1,132.3%

Comparative Analysis of Consolidated Results

Total Revenues
Revenues for the three months ended March 31, 2024 increased by $39.6 million, or 7.1%, from the three months ended March 31, 2023. Foreign currency translation decreased revenues by $2.2 million for the three months ended March 31, 2024, compared with the same periods in the prior year. Refer to the discussion of segment results above for information pertaining to factors positively affecting and negatively impacting revenues.

Cost of Services and Products Sold
Cost of services and products sold for the three months ended March 31, 2024 increased $26.2 million, or 5.8%, from the three months ended March 31, 2023. The changes in cost of services and products sold were attributable to the following significant items:

(in millions)	Three Months Ended
Change in costs due to changes in revenues volume	$23.5
Impact of foreign currency translation	(1.9)
Other	4.6
Total change in cost of services and products sold — 2024 vs. 2023	$26.2

Selling, General and Administrative Expenses
SG&A for the three months ended March 31, 2024 increased $5.3 million, or 6.4%, from the three months ended March 31, 2023. The increase in the three months ended March 31, 2024 is due principally to higher compensation costs of $2.0 million, primarily contributed by Rail and CE, as well as a $2.0 million increase in professional fees, mainly incurred by CE.

Remeasurement of Long-Lived Assets
During the three months ended March 31, 2024, the Company recorded $10.7 million in depreciation and amortization expense for Rail's property, plant and equipment and intangible assets that were previously classified in Assets held-for-sale and have been reclassified into its respective caption for assets-held-for-use on the Company's Consolidated Balance Sheets. This amount includes all of the depreciation and amortization expense that would have been recognized during the periods that these assets were classified as held-for-sale.

See Note 3, Discontinued Operations and Dispositions in Part I, Financial Statements for further discussion.

Other (Income) Expenses, Net
The major components of this Condensed Consolidated Statements of Operations caption are as follows:

	Three Months Ended
	March 31
(In thousands)	2024	2023
Employee termination benefit costs	$382	$(26)
Other (income) costs for exit activities (a)	548	(5,728)
Net gains on sale of assets	(3,370)	(230)
Other	—	336
Other (income) expenses, net	$(2,440)	$(5,648)
(a) Includes $6.8 million net gain related to a lease modification that resulted in a lease incentive to the Company during the three months ended March 31, 2023 as discussed above in the HE segment results.

Interest Expense
Interest expense during the three months ended March 31, 2024 increased by $3.1 million, compared with the three months ended March 31, 2023. The increase during the three months ended March 31, 2024 is mainly driven by higher weighted average interest rates and increased borrowings from the Company's Senior Secured Credit Facilities, when compared to the three months ended March 31, 2023
Facility Fees and Debt-Related Income (Expense)
The Company recognized facility fee expense of $2.8 million and $2.4 million during the three months ended March 31, 2024 and 2023, respectively, of fees primarily related to the Company's AR Facility. See Note 9, Debt and Credit Agreements, in Part I, Item 1, Financial Statements.

Defined Benefit Pension Income (Expense)
Defined benefit pension expense for the three months ended March 31, 2024 and 2023 was $4.2 million and $5.3 million, respectively. This expense decrease is primarily related to a higher expected return on plan assets in the current year, compared to 2023 due to higher plan asset balances at December 31, 2023.

Income Tax Expense
Income tax expense from continuing operations for the three months ended March 31, 2024 and 2023 was $7.9 million and $8.0 million, respectively. The decrease in expense is primarily due to a decrease in disallowed interest expense during the three months ended March 31, 2024 and business improvement in various countries with no tax expense.

Income (Loss) from Continuing Operations
Loss from continuing operations was $15.7 million and $7.4 million for the three months ended March 31, 2024 and 2023, respectively. The primary drivers for this change are noted above.

Income (Loss) from Discontinued Operations
Losses from discontinued operations include incremental costs of $1.5 million and $1.7 million incurred during the three months ended March 31, 2024 and 2023, respectively, related to costs directly attributable to retained contingent liabilities of previously disposed businesses.

Total Other Comprehensive Income (Loss)
Total other comprehensive loss was $7.7 million for the three months ended March 31, 2024, compared with total other comprehensive income of $7.2 million for the three months ended March 31, 2023. The primary driver of this change was the fluctuation of the U.S. dollar against certain currencies, inclusive of the impact of foreign currency translation of cumulative unrecognized actuarial losses on the Company's pension obligations.

Liquidity and Capital Resources
Cash Flow Summary
The Company currently expects to have sufficient financial liquidity and borrowing capacity to support the strategies within each of its businesses and its current operating and debt service needs. The Company currently expects operational and business needs to be met by cash provided by operations, supplemented with borrowings from time to time, principally under the Senior Secured Credit Facilities. The Company supplements the cash provided by operations with borrowings from time to time due to historical patterns of seasonal cash flow and the funding of various projects. The Company regularly assesses capital needs in the context of operational trends and strategic initiatives.

The Company’s cash flows from operating, investing and financing activities, as reflected on the Condensed Consolidated Statements of Cash Flows, are summarized in the following table:

	Three Months Ended
	March 31
(In millions)	2024	2023
Net cash provided (used) by:
Operating activities	$1.3	$36.9
Investing activities	(23.2)	(22.5)
Financing activities	12.9	(2.2)
Effect of exchange rate changes on cash and cash equivalents, including restricted cash	(8.3)	(1.1)
Net change in cash and cash equivalents, including restricted cash	$(17.2)	$11.1
Net cash (used) provided by operating activities — Net cash provided by operating activities in the first three months of 2024 was $1.3 million, a decrease in cash flows of $35.6 million from the first three months of 2023, primarily related to unfavorable changes in net working capital, including changes in accrued compensation, driven mainly by higher payments made for incentive compensation compared to the prior period, the timing of payments of accounts payable and changes in contract assets, partially offset by favorable changes from the timing of accounts receivable collections. This decrease is partially offset by higher year-to-date cash net income for the current year, when compared to the prior year, due to improved business performance.

Net cash used by investing activities — Net cash used by investing activities in the first three months of 2024 was $23.2 million, an increase of $0.7 million from the cash used during the first three months of 2023, which was related to an increase in purchases of capital expenditures, principally for HE. These purchases were offset by higher proceeds received from the sale of assets, principally for Corporate.

Net cash (used) provided by financing activities — Net cash provided by financing activities in the first three months of 2024 was $12.9 million, compared to net cash used by financing activities of $2.2 million the first three months of 2023. The change was primarily due to increased net borrowings of $21.4 million in the first three months of 2024, compared to net repayments of $1.2 million during the three months ended March 31, 2023. The proceeds from net borrowings during the 2024 were primarily used to support the Company's operating activities related to the changes in operating and investing activities described above. These cash inflows were partially offset by dividend payments of $8.2 million made to strategic venture partners for HE.

Effects of exchange rate changes on cash and cash equivalents, including restricted cash — The decrease as a result of these exchange rate fluctuations is due to the impact of the strengthening of the U.S. dollar against certain currencies, primarily from the Egyptian pound, during 2024 on the global cash balances held by the Company in these currencies.

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

Summary of Senior Secured Credit Facilities and Notes: (in millions)	March 31 2024	December 31 2023
By type:
New Term Loan	$486.3	$487.5
Revolving Credit Facility	457.0	422.0
5.75% Senior Notes	475.0	475.0
Total	$1,418.3	$1,384.5
By classification:
Current	$5.0	$5.0
Long-term	1,413.3	1,379.5
Total	$1,418.3	$1,384.5

	March 31, 2024
(In millions)	Facility Limit	Outstanding Balance	Outstanding Letters of Credit	Available Credit
Revolving credit facility (a U.S.-based program)	$700.0	$457.0	$29.5	$213.5

Debt Covenants
The Senior Secured Credit Facilities contain a consolidated net debt to Consolidated Adjusted EBITDA ratio covenant, which is not to exceed 5.25x for the quarter ended March 31, 2024 and then decreasing quarterly until reaching 4.00x on December 31, 2024. The total net leverage ratio covenant applicable to the third quarter of 2024 and earlier is subject to a 0.50x decrease upon the divestiture of Rail. The Company's required coverage of consolidated interest charges is set at a minimum of 2.75x through the end of 2024, subject to an increase to 3.00x upon closing of the divestiture of Rail, and 3.00x beginning with the first quarter 2025.

At March 31, 2024, the Company was in compliance with these covenants, as the total net debt to Consolidated Adjusted EBITDA ratio was 4.08x and total interest coverage ratio was 3.06x. Based on balances and covenants in effect at March 31, 2024, the Company could increase net debt by $392.7 million and remain in compliance with these debt covenants. Alternatively, Consolidated Adjusted EBITDA could decrease by $33.7 million or interest expense could increase by $12.3 million and the Company would remain in compliance with these covenants at March 31, 2024. The Company believes it will continue to maintain compliance with these covenants based on its current outlook. However, the Company’s estimates of compliance with these covenants could change in the future with a deterioration in economic conditions, higher than forecasted interest rate increases, the timing of working capital, including the collection of receivables, or an inability to successfully realize increased pricing and to implement cost reduction initiatives that mitigate the impacts of inflation and other factors that may adversely impact its realized operating margins.

AR Facility
The Company maintains a revolving trade receivables securitization facility to accelerate cash flows from trade accounts receivable. Under the AR Facility, the Company and its designated subsidiaries continuously sell their trade receivables as they are originated to the wholly-owned bankruptcy-remote SPE. The SPE transfers ownership and control of qualifying receivables to PNC up to a maximum purchase commitment of $150.0 million. No proceeds were received from the AR Facility during the three months ended March 31, 2024.

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

At March 31, 2024, the Company's consolidated cash and cash equivalents included $102.0 million held by non-U.S. subsidiaries and approximately 10.4% of the Company's consolidated cash and cash equivalents had regulatory restrictions that would preclude the transfer of funds with and among subsidiaries. Non-U.S. subsidiaries also held $26.0 million of cash and cash equivalents in consolidated strategic ventures. The strategic venture agreements may require strategic venture partner approval to transfer funds with and among subsidiaries. While the Company's remaining non-U.S. cash and cash equivalents can be transferred with and among subsidiaries, the majority of these non-U.S. cash balances will be used to support the ongoing working capital needs and continued growth of the Company's non-U.S. operations.

Recently Adopted and Recently Issued Accounting Standards

Information on recently adopted and recently issued accounting standards is included in Note 2, Recently Adopted and Recently Issued Accounting Standards, in Part I, Item 1, Financial Statements.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risks have not changed significantly from those disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

ITEM 4.        CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of March 31, 2024, an evaluation was performed, under the supervision and with the participation of the Company’s management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a – 15 under the Securities and Exchange Act of 1934, as amended. Based upon that evaluation, such officers concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities and Exchange Act of 1934, as amended (1) is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and (2) is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

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

PART II — OTHER INFORMATION
ITEM 1.        LEGAL PROCEEDINGS
Information on legal proceedings is included in Note 12, Commitments and Contingencies, in Part I, Item 1, Financial Statements.

ITEM 1A.     RISK FACTORS
The Company's risk factors as of March 31, 2024 have not changed materially from those described in Part 1, Item 1A, "Risk Factors" of the Company's Annual Report on Form 10-K for the year ended December 31, 2023.

ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 5.        OTHER INFORMATION
During the three months ended March 31, 2024, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted, modified, or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement for the purchase or sale of securities of the Company, within the meaning of Item 408 of Regulation S-K.

ITEM 6.        EXHIBITS

The following exhibits are included as part of this report by reference:

Exhibit Number	Description
31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chairman, President and Chief Executive Officer).*
31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).*
32	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chairman, President and Chief Executive Officer and Chief Financial Officer).**
101.Def	Definition Linkbase Document
101.Pre	Presentation Linkbase Document
101.Lab	Labels Linkbase Document
101.Cal	Calculation Linkbase Document
101.Sch	Schema Document
101.Ins	Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
* Filed herewith
** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENVIRI CORPORATION
(Registrant)

DATE	May 2, 2024	/s/ TOM VADAKETH
Tom Vadaketh
Senior Vice President and Chief Financial Officer
(On behalf of the registrant and as Principal Financial Officer)

DATE	May 2, 2024	/s/ SAMUEL C. FENICE
Samuel C. Fenice
Vice President and Corporate Controller
(Principal Accounting Officer)