Form 10-Q
period 2024-06-30
ENVIRI Corp
filed 2024-08-01
CIK 45876

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2024
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐  NO ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2024
Common stock, par value $1.25 per share	80,111,701

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

PART I — FINANCIAL INFORMATION
ITEM 1.      FINANCIAL STATEMENTS
ENVIRI CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands)	June 30 2024	December 31 2023
ASSETS
Current assets:
Cash and cash equivalents	$104,044	$121,239
Restricted cash	3,462	3,375
Trade accounts receivable, net	313,193	338,187
Other receivables	37,101	40,565
Inventories	188,503	189,369
Current portion of contract assets	70,067	64,875
Prepaid expenses	50,637	58,723
Other current assets	16,232	11,023
Total current assets	783,239	827,356
Property, plant and equipment, net	692,416	707,397
Right-of-use assets, net	101,281	102,891
Goodwill	770,858	780,978
Intangible assets, net	310,086	327,983
Deferred income tax assets	15,338	16,295
Other assets	95,449	91,798
Total assets	$2,768,667	$2,854,698
LIABILITIES
Current liabilities:
Short-term borrowings	$7,422	$14,871
Current maturities of long-term debt	17,752	15,558
Accounts payable	231,384	243,279
Accrued compensation	55,444	79,609
Income taxes payable	2,178	7,567
Reserve for forward losses on contracts	50,092	52,919
Current portion of advances on contracts	30,278	38,313
Current portion of operating lease liabilities	28,530	28,775
Other current liabilities	170,807	174,342
Total current liabilities	593,887	655,233
Long-term debt	1,417,776	1,401,437
Retirement plan liabilities	44,616	45,087
Operating lease liabilities	74,403	75,476
Environmental liabilities	24,540	25,682
Deferred tax liabilities	35,824	29,160
Other liabilities	48,823	47,215
Total liabilities	2,239,869	2,279,290
COMMITMENTS AND CONTINGENCIES
ENVIRI CORPORATION STOCKHOLDERS’ EQUITY
Common stock	146,651	146,105
Additional paid-in capital	246,133	238,416
Accumulated other comprehensive loss	(552,548)	(539,694)
Retained earnings	1,496,757	1,528,320
Treasury stock	(851,327)	(849,996)
Total Enviri Corporation stockholders’ equity	485,666	523,151
Noncontrolling interests	43,132	52,257
Total equity	528,798	575,408
Total liabilities and equity	$2,768,667	$2,854,698
See accompanying notes to unaudited condensed consolidated financial statements.

ENVIRI CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
(In thousands, except per share amounts)	2024	2023	2024		2023
Revenues from continuing operations:
Service revenues	$505,283	$481,963	$1,004,437		$943,523
Product revenues	104,710	127,053	205,873		226,198
Total revenues	609,993	609,016	1,210,310		1,169,721
Costs and expenses from continuing operations:
Cost of services sold	388,222	373,531	781,074		743,039
Cost of products sold	91,996	101,148	177,406		183,697
Selling, general and administrative expenses	90,454	86,801	177,580		168,662
Research and development expenses	943	1,019	1,804		1,539
Property, plant and equipment impairment charge	—	14,099	—		14,099
Remeasurement of long-lived assets	—	—	10,695		—
Other expense (income), net	7,123	(1,269)	4,683		(6,917)
Total costs and expenses	578,738	575,329	1,153,242		1,104,119
Operating income (loss) from continuing operations	31,255	33,687	57,068		65,602
Interest income	3,435	1,594	5,132		3,074
Interest expense	(27,934)	(26,409)	(56,056)		(51,404)
Facility fees and debt-related income (expense)	(2,920)	(2,730)	(5,709)		(5,093)
Defined benefit pension income (expense)	(4,166)	(5,400)	(8,342)		(10,729)
Income (loss) from continuing operations before income taxes and equity income	(330)	742	(7,907)		1,450
Income tax benefit (expense) from continuing operations	(10,020)	(15,331)	(17,935)		(23,348)
Equity income (loss) of unconsolidated entities, net	127	(309)	(122)		(442)
Income (loss) from continuing operations	(10,223)	(14,898)	(25,964)		(22,340)
Discontinued operations:
Income (loss) from discontinued businesses	(1,211)	(1,165)	(2,703)		(2,820)
Income tax benefit (expense) from discontinued businesses	314	225	701		732
Income (loss) from discontinued operations, net of tax	(897)	(940)	(2,002)		(2,088)
Net income (loss)	(11,120)	(15,838)	(27,966)		(24,428)
Less: Net loss (income) attributable to noncontrolling interests	(2,481)	4,399	(3,597)		3,464
Net income (loss) attributable to Enviri Corporation	$(13,601)	$(11,439)	$(31,563)		$(20,964)
Amounts attributable to Enviri Corporation common stockholders:
Income (loss) from continuing operations, net of tax	$(12,704)	$(10,499)	$(29,561)		$(18,876)
Income (loss) from discontinued operations, net of tax	(897)	(940)	(2,002)		(2,088)
Net income (loss) attributable to Enviri Corporation common stockholders	$(13,601)	$(11,439)	$(31,563)		$(20,964)

Weighted-average shares of common stock outstanding	80,146	79,816	80,045		79,725
Basic earnings (loss) per common share attributable to Enviri Corporation common stockholders:
Continuing operations	$(0.16)	$(0.13)	$(0.37)		$(0.24)
Discontinued operations	(0.01)	(0.01)	(0.03)		(0.03)
Basic earnings (loss) per share attributable to Enviri Corporation common stockholders	$(0.17)	$(0.14)	$(0.39)	(a)	$(0.26)	(a)

Diluted weighted-average shares of common stock outstanding	80,146	79,816	80,045		79,725
Diluted earnings (loss) per common share attributable to Enviri Corporation common stockholders:
Continuing operations	$(0.16)	$(0.13)	$(0.37)		$(0.24)
Discontinued operations	(0.01)	(0.01)	(0.03)		(0.03)
Diluted earnings (loss) per share attributable to Enviri Corporation common stockholders	$(0.17)	$(0.14)	$(0.39)	(a)	$(0.26)	(a)
(a) Does not total due to rounding
(a) Does not total due to roundingSee accompanying notes to unaudited condensed consolidated financial statements.

ENVIRI CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

	Three Months Ended
	June 30
(In thousands)	2024	2023
Net income (loss)	$(11,120)	$(15,838)
Other comprehensive income (loss):
Foreign currency translation adjustments, net of deferred income taxes of $181 and $1,139 in 2024 and 2023, respectively	(10,805)	10,589
Net gain (loss) on cash flow hedging instruments, net of deferred income taxes of $(32) and $(1,529) in 2024 and 2023, respectively	128	4,434
Pension liability adjustments, net of deferred income taxes of $(263) and $(292) in 2024 and 2023, respectively	4,442	(627)
Unrealized gain (loss) on marketable securities, net of deferred income taxes of $2 and $(2) in 2024 and 2023, respectively	(5)	5
Total other comprehensive income (loss)	(6,240)	14,401
Total comprehensive income (loss)	(17,360)	(1,437)
Comprehensive (income) loss attributable to noncontrolling interests	(2,257)	6,234
Comprehensive income (loss) attributable to Enviri Corporation	$(19,617)	$4,797

	Six Months Ended
	June 30
(In thousands)	2024	2023
Net income (loss)	$(27,966)	$(24,428)
Other comprehensive income (loss):
Foreign currency translation adjustments, net of deferred income taxes of $(300) and $2,611 in 2024 and 2023, respectively	(27,340)	23,035
Net gain (loss) on cash flow hedging instruments, net of deferred income taxes of $(687) and $(682) in 2024 and 2023, respectively	1,991	1,874
Pension liability adjustments, net of deferred income taxes of $(559) and $(710) in 2024 and 2023, respectively	11,453	(3,362)
Unrealized gain (loss) on marketable securities, net of deferred income taxes of $1 and $(2) in 2024 and 2023	(3)	6
Total other comprehensive income (loss)	(13,899)	21,553
Total comprehensive income (loss)	(41,865)	(2,875)
Less: Comprehensive (income) loss attributable to noncontrolling interests	(2,552)	4,941
Comprehensive income (loss) attributable to Enviri Corporation	$(44,417)	$2,066

See accompanying notes to unaudited condensed consolidated financial statements.

ENVIRI CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30
(In thousands)	2024	2023
Cash flows from operating activities:
Net income (loss)	$(27,966)	$(24,428)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	73,946	67,496
Amortization	16,180	16,032
Deferred income tax (benefit) expense	5,771	7,622
Equity (income) loss of unconsolidated entities, net	122	442
Property, plant and equipment impairment charge	—	14,099
Remeasurement of long-lived assets	10,695	—
Other, net	968	4,146
Changes in assets and liabilities, net of acquisitions and dispositions of businesses:
Accounts receivable	17,633	(56,383)
Inventories	(3,985)	(7,952)
Contract assets	(12,887)	(3,535)
Right-of-use assets	16,194	16,211
Accounts payable	(5,786)	12,960
Accrued interest payable	(15)	(192)
Accrued compensation	(22,544)	9,194
Advances on contracts	(7,121)	(12,978)
Operating lease liabilities	(15,876)	(14,790)
Retirement plan liabilities, net	(938)	(5,468)
Other assets and liabilities	(4,007)	5,714
Net cash (used) provided by operating activities	40,384	28,190
Cash flows from investing activities:
Purchases of property, plant and equipment	(60,520)	(66,341)
Proceeds from sale of business, net	16,588	—
Proceeds from sales of assets	7,584	1,439
Expenditures for intangible assets	(484)	(427)
Proceeds from notes receivable	17,023	11,238
Net proceeds (payments) from settlement of foreign currency forward exchange contracts	584	(2,408)
Other investing activities, net	—	84
Net cash used by investing activities	(19,225)	(56,415)
Cash flows from financing activities:
Short-term borrowings, net	(3,138)	601
Current maturities and long-term debt:
Additions	42,007	123,996
Reductions	(54,310)	(90,727)
Dividends paid to noncontrolling interests	(12,551)	—
Contributions from noncontrolling interests	874	1,654
Stock-based compensation - Employee taxes paid	(1,332)	(1,238)
Net cash (used) provided by financing activities	(28,450)	34,286
Effect of exchange rate changes on cash and cash equivalents, including restricted cash	(9,817)	(1,789)
Net increase (decrease) in cash and cash equivalents, including restricted cash	(17,108)	4,272
Cash and cash equivalents, including restricted cash, at beginning of period	124,614	85,094
Cash and cash equivalents, including restricted cash, at end of period	$107,506	$89,366

Supplementary cash flow information:
Change in accrual for purchases of property, plant and equipment included in accounts payable	$1,048	$(3,170)
See accompanying notes to unaudited condensed consolidated financial statements.

ENVIRI CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (Unaudited)

	Enviri Corporation Stockholders’ Equity
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests
(In thousands, except share amounts)	Issued	Treasury					Total
Balances, December 31, 2022	$145,448	$(848,570)	$225,759	$1,614,441	$(567,636)	$53,600	$623,042
Net income (loss)	—	—	—	(9,525)	—	935	(8,590)
Total other comprehensive income (loss), net of deferred income taxes of $1,901	—	—	—	—	6,794	358	7,152
Purchase of subsidiary shares from noncontrolling interest	—	—	398	—	—	(398)	—
Vesting of restricted stock units and other stock grants, net 177,574 shares	395	(1,108)	(395)	—	—	—	(1,108)
Amortization of unearned portion of stock-based compensation, net of forfeitures	—	—	3,456	—	—	—	3,456
Balances, March 31, 2023	$145,843	$(849,678)	$229,218	$1,604,916	$(560,842)	$54,495	$623,952
Net income (loss)	—	—	—	(11,439)	—	(4,399)	(15,838)
Total other comprehensive income (loss), net of deferred income taxes of $(684)	—	—	—	—	16,236	(1,835)	14,401
Contributions from noncontrolling interest	—	—	—	—	—	1,654	1,654
Vesting of restricted stock units and other stock grants, net 84,215 shares	123	(130)	(123)	—	—	—	(130)
Amortization of unearned portion of stock-based compensation, net of forfeitures	—	—	3,368	—	—	—	3,368
Balances, June 30, 2023	$145,966	$(849,808)	$232,463	$1,593,477	$(544,606)	$49,915	$627,407

	Enviri Corporation Stockholders’ Equity
(In thousands, except share amounts)	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests
	Issued	Treasury					Total
Balances, December 31, 2023	$146,105	$(849,996)	$238,416	$1,528,320	$(539,694)	$52,257	$575,408
Net income (loss)	—	—	—	(17,962)	—	1,116	(16,846)
Cash dividends declared:
Noncontrolling interests	—	—	—	—	—	(8,243)	(8,243)
Total other comprehensive income (loss), net of deferred income taxes of $(1,433)	—	—	—	—	(6,838)	(821)	(7,659)
Contributions from noncontrolling interests	—	—	—	—	—	874	874
Vesting of restricted stock units, net 201,053 shares	443	(1,270)	(443)	—	—	—	(1,270)
Amortization of unearned portion of stock-based compensation, net of forfeitures	—	—	3,860	—	—	—	3,860
Balances, March 31, 2024	$146,548	$(851,266)	$241,833	$1,510,358	$(546,532)	$45,183	$546,124
Net income (loss)	—	—	—	(13,601)	—	2,481	(11,120)
Cash dividends declared:
Noncontrolling interests	—	—	—	—	—	(4,308)	(4,308)
Total other comprehensive income (loss), net of deferred income taxes of $(112)	—	—	—	—	(6,016)	(224)	(6,240)
Stock appreciation rights exercised, net 603 shares	1	(2)	(1)	—	—	—	(2)
Vesting of restricted stock units and other stock grants, net 74,725 shares	102	(59)	(102)	—	—	—	(59)
Amortization of unearned portion of stock-based compensation, net of forfeitures	—	—	4,403	—	—	—	4,403
Balances, June 30, 2024	$146,651	$(851,327)	$246,133	$1,496,757	$(552,548)	$43,132	$528,798

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

Going Concern

The Company’s cash flow forecasts, existing cash and cash equivalents, borrowings available under the Senior Secured Credit Facilities and the AR Facility indicate sufficient liquidity to fund the Company’s operations for at least the next twelve months. As such, the Company’s unaudited Consolidated Financial Statements have been prepared on the basis that it will continue as a going concern for a period extending beyond twelve months from the date the unaudited Consolidated Financial Statements are issued. This assessment includes the expected ability to meet required financial covenants, the continued ability to draw down on the Senior Secured Credit Facilities (see Note 9, Debt and Credit Agreements) and successfully renewing the AR Facility (see Note 4 Accounts Receivable and Note Receivable).

Reclassifications

During the six months ended June 30, 2024, the Company determined that the held-for-sale criteria for Rail was no longer met and, as a result, the Company made reclassifications to prior year amounts previously classified as discontinued operations and assets held-for-sale in the Company's Consolidated Statements of Operations and Consolidated Balance Sheets, along with the accompanying notes to the Company's Consolidated Financial Statements. See Note 3, Discontinued Operations and Dispositions for further details.

2.     Recently Adopted and Recently Issued Accounting Standards

The Company has not adopted any accounting standards during the three and six months ended June 30, 2024:

The following accounting standards have been issued and become effective for the Company at a future date:

In November 2023, the FASB issued changes that require expansion of annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. The changes become effective starting with the Company's annual financial statements for the year ended December 31, 2024. The Company is currently evaluating the impact that this change will have on the Company's disclosures and plans to apply the change retrospectively for all periods presented.

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

3. Discontinued Operations and Dispositions

Harsco Rail Segment
The results of the Rail business were previously presented as discontinued operations. However, the held for sale criteria were no longer met beginning with March 31, 2024 as the sales process has been paused. The assets and liabilities of the Rail business, previously presented as held for sale, were reclassified to held and used in the Condensed Consolidated Balance Sheets as of December 31, 2023, and the results of the Rail business were reclassified from discontinued operations to continuing operations for all periods presented in the Condensed Consolidated Statements of Operations. The Rail business’ assets and liabilities as of March 31, 2024 were measured at the carrying amount before the assets were classified as held for sale, reduced by $10.7 million representing the depreciation and amortization expense that would have been recognized had the assets been continuously classified as held for use. The $10.7 million reduction to the carrying value of the Rail assets was reported in Remeasurement of long-lived assets in the first quarter of 2024.

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

The reclassification of the results of the Rail business to continuing operations had the following impacts on the Consolidated Statement of Operations for the three and six months ended June 30, 2023:

	Three Months Ended	Six Months Ended
	June 30	June 30
(In thousands)	2023	2023
Service revenues	$10,765	$18,485
Product revenues	78,083	135,415
Total revenues	88,848	153,900
Cost of services sold	7,290	12,916
Cost of products sold	60,762	106,505
Total cost of sales	68,052	119,421
Selling, general and administrative expenses	9,951	19,877
Research and development expenses	519	863
Other expense (income), net	954	1,457
Total costs and expenses	79,476	141,618
Operating income (loss) from continuing operations	9,372	12,282
Interest income	27	52
Interest expense	(685)	(1,352)
Defined benefit pension income (expense)	7	13
Income (loss) from continuing operations before income taxes and equity income	8,721	10,995
Income tax benefit (expense) from continuing operations	(5,012)	(6,106)
Income (loss) from continuing operations	$3,709	$4,889

Harsco Environmental Segment
On April 1, 2024, the Company completed the sale of Performix Metallurgical Additives, LLC, a subsidiary of HE, for $17.5 million, subject to normal post-closing adjustments, and recognized a gain on the sale of $1.9 million (or approximately $1.3 million after-tax).

Other
Discontinued operations include costs directly attributable to retained contingent liabilities of other previously disposed businesses.

4.    Accounts Receivable and Note Receivable
Accounts receivable consist of the following:

(In thousands)	June 30 2024	December 31 2023
Trade accounts receivable	$327,452	$353,709
Less: Allowance for expected credit losses	(14,259)	(15,522)
Trade accounts receivable, net	$313,193	$338,187
Other receivables (a)	$37,101	$40,565
(a) Other receivables include employee receivables, insurance receivable, tax claims and refunds and other miscellaneous items not included in Trade accounts receivable, net.

The provision for expected credit losses related to trade accounts receivable was as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
(In thousands)	2024	2023	2024	2023
Provision for expected credit losses related to trade accounts receivable	$648	$(113)	$481	$394

At June 30, 2024, $17.6 million of the Company's trade accounts receivable were past due by twelve months or more, with $9.8 million of this amount reserved.

Accounts Receivable Securitization Facility
In June 2022, the Company and its SPE entered into an AR Facility with PNC Bank, National Association ("PNC") to accelerate cash flows from trade accounts receivable. The AR Facility has a three-year term. The maximum purchase commitment by PNC is $150.0 million. The Company expects to renew the AR facility, as necessary, prior to the end of the term.

The total outstanding balance of trade receivables that have been sold and derecognized by the SPE is $150.0 million as of June 30, 2024 and December 31, 2023. The SPE owned $71.5 million and $82.2 million of trade receivables as of June 30, 2024 and December 31, 2023, respectively, which is included in the caption Trade accounts receivable, net, on the Condensed Consolidated Balance Sheets. See Note 9, Debt and Credit Agreements, for AR Facility expenses incurred.

The Company received proceeds of $5.0 million from the AR Facility in the first quarter of 2023.

Factoring Arrangements
The Company maintains factoring arrangements with a financial institution to sell certain accounts receivable that are also accounted for as a sale of financial assets and accordingly, derecognized from the Company's Consolidated Balance Sheet. The following table reflects balances for net amounts sold and program capacities for the arrangements:

(In millions)	June 30 2024	December 31 2023
Net amounts sold under factoring arrangements	$16.9	$16.1
Program capacities	19.3	32.6

Note Receivable
In January 2020, the Company sold IKG for $85.0 million including cash and a note receivable, subject to post-closing adjustments. The note receivable from the buyer had a face value of $40.0 million, bearing interest at 2.50%, that is paid in kind with an original maturity of January 31, 2027. Due to a change in control of the ownership of IKG during the second quarter of 2024, prepayment of the note was required, as defined in the note receivable agreement. As such, the Company received a payment of $17.0 million in April 2024, resulting in a pre-tax gain of $2.7 million reflected in the caption Interest income on the Consolidated Statement of Operations. As of December 31, 2023, the balance was classified as noncurrent and is included in the caption Other assets on the Condensed Consolidated Balance Sheet at amortized cost.

(In millions)	June 30 2024	December 31 2023
Note receivable, at amortized cost	$—	$14.0
Note receivable, fair value	—	15.4

5.    Inventories
Inventories consist of the following:

(In thousands)	June 30 2024	December 31 2023
Finished goods	$15,239	$16,171
Work-in-process	25,626	13,081
Raw materials and purchased parts	101,615	114,046
Stores and supplies	46,023	46,071
Total inventories	$188,503	$189,369

6.     Property, Plant and Equipment
Property, plant and equipment ("PP&E") consist of the following:

(In thousands)	June 30 2024	December 31 2023
Land and improvements	$92,305	$93,793
Buildings and improvements	239,220	243,472
Machinery and equipment	1,682,296	1,729,637
Uncompleted construction	66,070	66,241
Gross property, plant and equipment	2,079,891	2,133,143
Less: Accumulated depreciation	(1,387,475)	(1,425,746)
Property, plant and equipment, net	$692,416	$707,397

During the three months ended June 30, 2023, the Company recorded an impairment charge of $14.1 million related to abandoned equipment at a customer site of HE China, which is included in the caption Property, plant and equipment impairment charge in the Condensed Consolidated Statements of Operations.

7. Leases
The components of lease expense were as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
(In thousands)	2024	2023	2024	2023
Finance leases:
Depreciation expense	$3,023	$2,022	$5,601	$3,563
Interest on lease liabilities	1,085	578	1,900	932
Operating leases	9,961	9,742	19,793	19,220
Variable and short-term lease expense	13,755	13,900	27,799	26,530
Sublease income	(2)	(1)	(4)	(3)
Total lease expense	$27,822	$26,241	$55,089	$50,242

8.     Goodwill and Other Intangible Assets

The Company tests for goodwill impairment annually, or more frequently if indicators of impairment exist, or if a decision is made to dispose of a business. The Company performs its annual goodwill impairment test as of October 1 and monitors for triggering events on an ongoing basis.

During the six months ended June 30, 2024, the Company determined that there were no events or indicators present that would indicate that it was more-likely-than-not that its reporting units' fair values were less than their carrying amounts, which would require a further interim impairment analysis. However, unfavorable economic conditions, including continued cost inflation and labor shortages, as well as rising interest rates, could impact the Company's future projected cash flows and discount rates used to estimate fair value, which could result in an impairment charge to any of the Company's reporting units in a future period.

During the three months ended June 30, 2024, due to the loss of a customer in Europe for HE, the Company recorded a $2.8 million charge to fully impair the value of a related customer relationship intangible asset. This amount is included in the caption Other expense (income), net on the Consolidated Statement of Operations.

9. Debt and Credit Agreements

Long-term debt consists of the following:

(In thousands)	June 30 2024	December 31 2023
Senior Secured Credit Facilities:
New Term Loan	$485,000	$487,500
Revolving Credit Facility	419,000	422,000
5.75% Senior Notes	475,000	475,000
Other financing payable (including finance leases) in varying amounts	66,858	44,469
Total debt obligations	1,445,858	1,428,969
Less: deferred financing costs	(10,330)	(11,974)
Total debt obligations, net of deferred financing costs	1,435,528	1,416,995
Less: current maturities of long-term debt	(17,752)	(15,558)
Long-term debt	$1,417,776	$1,401,437
The Senior Secured Credit Facilities contain a consolidated net debt to Consolidated Adjusted EBITDA ratio covenant, which is not to exceed 5.00x for the quarter ended June 30, 2024 and then decreasing quarterly until reaching 4.00x on December 31, 2024. The Company's required coverage of consolidated interest charges is set at a minimum of 2.75x through the end of 2024 and increases to 3.00x beginning with the first quarter of 2025.

At June 30, 2024, the Company was in compliance with its debt covenants under the Senior Secured Credit Facilities, with a total net debt to Consolidated Adjusted EBITDA ratio of 3.93x and a total interest coverage ratio of 3.11x. The Company believes it will continue to maintain compliance with these covenants based on its current outlook. However, the Company's estimates of compliance with these covenants could change in the future with a deterioration in economic conditions, higher than forecasted interest rates, the timing of working capital including the collection of receivables, an inability to realize increased pricing and implement cost reduction initiatives that mitigate the impacts of inflation, the inability to extend the AR Facility prior to the end of the current term and other factors that may adversely impact its compliance with covenants.
Facility Fees and Debt-Related Income (Expense)
The components of the Condensed Consolidated Statements of Operations caption Facility fees and debt-related income (expense) were as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
(In thousands)	2024	2023	2024	2023
Unused debt commitment and amendment fees	$—	$—	$—	$(12)
Securitization and factoring fees	(2,920)	(2,730)	(5,709)	(5,081)
Facility fees and debt-related income (expense)	$(2,920)	$(2,730)	$(5,709)	$(5,093)

10.  Employee Benefit Plans

	Three Months Ended
	June 30
Defined Benefit Pension Plan Net Periodic Pension Cost (Benefit)	U.S. Plans		International Plans
(In thousands)	2024	2023	2024	2023
Service costs	$—	$—	$335	$314
Interest costs	2,419	2,543	7,434	7,552
Expected return on plan assets	(2,236)	(1,750)	(8,344)	(7,805)
Recognized prior service costs	—	—	117	115
Recognized actuarial losses	1,045	1,150	3,794	3,580
Defined benefit pension plan net periodic pension cost (benefit)	$1,228	$1,943	$3,336	$3,756

	Six Months Ended
	June 30
Defined Benefit Pension Plans Net Periodic Pension Cost (Benefit)	U.S. Plans		International Plans
(In thousands)	2024	2023	2024	2023
Service costs	$—	$—	$673	$627
Interest costs	4,838	5,086	14,894	14,981
Expected return on plan assets	(4,472)	(3,500)	(16,714)	(15,483)
Recognized prior service costs	—	—	235	229
Recognized actuarial losses	2,090	2,301	7,595	7,099
Defined benefit pension plans net periodic pension cost (benefit)	$2,456	$3,887	$6,683	$7,453

Cash contributions to U.S. and international defined benefit pension plans totaled $0.8 million and $8.7 million for the six months ended June 30, 2024, respectively. The Company's estimate of expected cash contributions to be paid during the remainder of 2024 for the U.S. and international defined benefit pension plans is $6.9 million and $8.7 million, respectively.

11.     Income Taxes

Income tax expense from continuing operations for the three and six months ended June 30, 2024 was $10.0 million and $17.9 million, respectively, compared with $15.3 million and $23.3 million for the three and six months ended June 30, 2023, respectively. The decrease in expense for tax for the three and six months ended June 30, 2024, compared with the three and six months ended June 30, 2023, is primarily due to a $23.6 million favorable adjustment to the Company's estimated forward loss provision related to the Network Rail contract in the U.S. not recurring in 2024, as well as a $3.7 million valuation allowance for a deferred tax asset in a certain foreign jurisdiction not recurring in 2024.

For the three and six months ended June 30, 2024, the Company calculated its quarterly tax provision based on its best estimate of the full year tax rate applicable to the quarter. For the three and six months ended June 30, 2023, due to the insignificant amount of pre-tax book loss relative to the size of permanent book-tax differences and a varying net income (loss) pattern projected for the year, the Company’s tax provision estimate was determined using an actual year-to-date method.

The reserve for uncertain tax positions on June 30, 2024 and December 31, 2023 was $3.4 million, including interest and penalties. Within the next twelve months, it is reasonably possible that $0.6 million in unrecognized income tax benefits will be recognized upon settlement of tax examinations and the expiration of various statutes of limitations.

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

The Company evaluates its liability for future environmental remediation costs on a quarterly basis. Although actual costs to be incurred at identified sites in future periods may vary from the estimates, given inherent uncertainties in evaluating environmental exposures, the Company does not expect that any costs that are reasonably possible to be incurred by the Company in connection with environmental matters in excess of the amounts accrued would have a material adverse effect on the Company's financial condition, results of operations or cash flows.

The following table summarizes information related to the location and undiscounted amount of the Company's environmental liabilities:

(In thousands)	June 30 2024	December 31 2023
Current portion of environmental liabilities (a)	$10,415	$7,540
Long-term environmental liabilities	24,540	25,682
Total environmental liabilities	$34,955	$33,222
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

In November 2022, the EPA and the Kentucky Department for Environmental Protection (the “KDEP”) conducted an inspection of Clean Earth of Calvert City LLC’s facility in Calvert City, KY and alleged several violations for which the EPA proposed a civil penalty of $0.8 million. On June 30, 2024, the EPA verbally agreed to a settlement involving a combination of civil penalties in the amount of $0.2 million and a Supplemental Environmental Project estimated to cost approximately $1.0 million that requires installing a concrete and storm water management system to enhance compliance and protection of the environment.

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

On June 25 and 26, 2018, the DTSC conducted a compliance enforcement inspection of ESOL’s facility in Rancho Cordova, California, which was then owned by Stericycle, Inc. On February 14, 2020, the DTSC filed an action in the Superior Court for the State of California, Sacramento Division, alleging violations of California’s Hazardous Waste Control Law and the facility’s hazardous waste permit arising from the inspection. On August 27, 2020, the DTSC issued a Notice of Denial of Hazardous Waste Facility Permit Application, denying the renewal of the facility's hazardous waste permit. The Company continues to utilize the site for non-hazardous waste and is evaluating additional potential alternate uses for the site. The DTSC investigation and compliance issues leading to the compliance tier assignment were ongoing well before the Company's acquisition of the ESOL business, and the Company was aware of the investigation and many of the issues raised in the investigation at the time of the purchase. Accordingly, the Company is indemnified for certain fines and other costs and expenses associated with this matter by Stericycle, Inc. In May 2024, Stericycle consummated a settlement, on behalf of itself and the Company, with the DTSC in the February 2020 Superior Court action for payment of $3.1 million and other injunctive relief related to the ongoing closure of the hazardous waste facility. A final consent judgment for penalties and permanent injunction was approved and entered by the Court on June 6, 2024. In July 2024, on behalf of itself and the Company, Stericycle paid all fines in this matter.

The Company has had ongoing meetings with the SCE over processing salt cakes, a processing byproduct, stored at the Al Hafeerah site. The Company’s Bahrain operations that produced the salt cakes has ceased operations. An Environmental Impact Assessment and Technical Feasibility Study for facilities to process the salt cakes was approved by the SCE during the first quarter of 2018. Commissioning of the facilities was completed during the third quarter of 2021 and the processing of the salt cakes has commenced. The Company's current reserve of $5.1 million at June 30, 2024 continues to represent the Company's best estimate of the ultimate costs to be incurred to resolve this matter. The Company continues to evaluate this reserve and any future change in estimated costs which could be material to the Company’s results of operations in any one period.

On July 27, 2018, Brazil’s Federal and Rio de Janeiro State Public Prosecution Offices (the "MPF" and "MPE", respectively) filed a Civil Public Action against CSN, one of the Company's customers, the Company’s Brazilian subsidiary, the Municipality of Volta Redonda, Brazil, and the Instituto Estadual do Ambiente (local environmental protection agency) seeking the implementation of various measures to limit and reduce the accumulation of customer-owned slag at the site in Brazil. On August 6, 2018, the 3rd Federal Court in Volta Redonda (the "Volta Redonda Court") granted the MPF and MPE an injunction against the same parties requiring, among other things, CSN and the Company’s Brazilian subsidiary to limit the volume of slag sent to the site. Because the customer owns the site and the slag located on the site, the Company believes that complying with this injunction is the steel producer’s responsibility. Nevertheless, the Volta Redonda Court issued two orders fining the Company and CSN for what it views as ongoing violations of the injunction. The Company is appealing the fines and the underlying injunction. Both the Company and CSN continue to have discussions with the MPF, MPE and the governmental authorities regarding the injunction and the possible resolution of the underlying case. Beginning on March 25, 2022, the Courts entered a series of orders suspending the litigation proceedings and staying any additional fines and interest accruals while the parties discuss a possible resolution to the matter. The aggregate amount of fines levied against the Company, exclusive of interest, is approximately 32 million Brazilian reais (or approximately $6 million as of June 30, 2024). The Company does not believe that a loss relating to this matter is probable or estimable at this point.

In October 2021, the Company received a subpoena and two indictments before the Amsterdam District Court in the Netherlands concerning the Company's operations at a customer site Ijmuiden, Netherlands. The Amsterdam Public Prosecutor’s Office ("APPO") issued two indictments against the Company, alleging violations in connection with dust releases and/or events alleged to have occurred in 2018 through May 2020 at the site. The action cited provisions which permit fines for the alleged infractions and sought €0.1 million in fines with a smaller amount held in abeyance. On February 2, 2022, the APPO announced that it would further investigate residents’ claims related to this matter. On February 25, 2022, the Amsterdam District Court ruled that the Company was liable for only one alleged violation and that this alleged violation was unintentional. The court issued a fine of €5 thousand, to be held in abeyance. Both the Company and the APPO appealed this ruling. An appellate hearing was held on July 5, 2024, with the APPO seeking €0.3 million in fines. On July 19, 2024, the Court of Appeals ruled that the Company was liable for two alleged intentional violations and issued a fine of €25 thousand. Both the Company and the APPO have appealed this ruling. The Company is vigorously contesting all allegations against it and is also working with its customer to ensure the control of emissions. The Company has contractual indemnity rights from its customer that it believes will substantially cover any fines or penalties.

DEA Investigation
Prior to the Company’s acquisition of ESOL, Stericycle, Inc. notified the Company that the DEA had served an administrative subpoena on Stericycle, Inc. and executed a search warrant at a facility in Rancho Cordova, CA and an administrative inspection warrant at a facility in Indianapolis, IN. The Company has determined that the DEA and the DTSC have launched investigations involving, at least in part, the ESOL business of collecting, transporting, and destroying controlled substances from retail customers that transferred from Stericycle, Inc. to the Company. The Company is cooperating with these inquiries, which relate primarily to the period before the Company owned the ESOL business. Since the acquisition of the ESOL business, the Company has performed a vigorous review of ESOL’s compliance program related to controlled substances and has made material changes to the manner in which controlled substances are transported from retail customers to DEA-registered facilities for destruction. Pursuant to an agreement with Stericycle, the Company has contractual recourse for any material loss the Company has determined is reasonably possible. The Company has not accrued any amounts in respect of these investigations and does not believe a loss is probable.

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

In October 2009, the Company received notification of the SPRA’s final administrative decision regarding the levying of ICMS in the State of São Paulo in relation to services provided to a customer in the State between January 2004 and May 2005. Another ICMS tax case involving the SPRA refers to the tax period from January 2002 to December 2003. On April 23, 2024, the Company’s customer directed the Company to accept a settlement offer made by the SPRA and the Company accepted the settlement offer on April 26, 2024. Under the settlement, the Company will pay a total of $3.4 million over sixty months, plus interest, in return for a full release from the SPRA as to both claims. Pursuant to our contractual rights, the Company is indemnified by its customer for this amount and the customer has begun making payments to the government on behalf of the Company. Therefore, the Company has recorded an indemnification receivable from the customer for this amount.
On December 30, 2020, the Company received an assessment from the municipal authority in Ipatinga, Brazil alleging $1.9 million in unpaid service taxes from the period 2015 to 2020. After calculating the interest and penalties accrued, the Company estimates that the current overall potential liability for this case is approximately $5.7 million. On July 21, 2023, the Company filed the last administrative appeal against the decision that maintained the assessment and a final administrative decision is still pending. Due to the multiple defenses that are available, the Company does not believe a loss is probable.
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
At June 30, 2024, there were approximately 17,000 pending asbestos personal injury actions filed against the Company. The vast majority of these actions were filed in the New York Supreme Court (New York County), of which the majority of such actions were on the Deferred/Inactive Docket created by the New York Supreme Court in December 2002 for all pending and future asbestos actions filed by persons who cannot demonstrate that they have a malignant condition or discernible physical impairment. A relatively small portion of cases are on the Active or In Extremis docket in New York County or on active dockets in other jurisdictions. The complaints in most of those actions generally follow a form that contains a standard demand of significant damages, regardless of the individual plaintiff's alleged medical condition, and without identifying any Company product.
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
In view of the persistence of asbestos litigation in the U.S., the Company expects to continue to receive additional claims in the future. The Company intends to continue its practice of vigorously defending these claims and cases. At June 30, 2024, the Company has successfully dismissed approximately 28,400 cases by stipulation or summary judgment prior to trial.

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

13.  Reconciliation of Basic and Diluted Shares

	Three Months Ended		Six Months Ended
	June 30		June 30
(In thousands, except per share amounts)	2024	2023	2024	2023
Income (loss) from continuing operations attributable to Enviri Corporation common stockholders	$(12,704)	$(10,499)	$(29,561)	$(18,876)
Weighted-average shares outstanding:
Weighted-average shares outstanding - basic	80,146	79,816	80,045	79,725
Dilutive effect of stock-based compensation	—	—	—	—
Weighted-average shares outstanding - diluted	80,146	79,816	80,045	79,725
Earnings (loss) from continuing operations per common share, attributable to Enviri Corporation common stockholders:
Basic	$(0.16)	$(0.13)	$(0.37)	$(0.24)
Diluted	$(0.16)	$(0.13)	$(0.37)	$(0.24)

The following average outstanding stock-based compensation units were not included in the computation of diluted earnings (loss) per share because the effect was either antidilutive or the market conditions for the performance share units were not met:

	Three Months Ended		Six Months Ended
	June 30		June 30
(In thousands)	2024	2023	2024	2023
Restricted stock units	1,657	1,023	1,672	1,012
Stock appreciation rights	2,786	2,429	2,837	2,451
Performance share units	1,844	1,411	1,862	1,402

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

The fair value of outstanding derivative contracts recorded as assets and liabilities on the Company's Condensed Consolidated Balance Sheets was as follows:

(In thousands)	Balance Sheet Location	Fair Value of Derivatives Designated as Hedging Instruments	Fair Value of Derivatives Not Designated as Hedging Instruments	Total Fair Value
June 30, 2024
Asset derivatives (Level 2):
Foreign currency exchange forward contracts	Other current assets	$150	$7,000	$7,150
Interest rate swaps	Other current assets	2,191	—	2,191
Interest rate swaps	Other assets	32	—	32
Total		$2,373	$7,000	$9,373

Liability derivatives (Level 2):
Foreign currency exchange forward contracts	Other current liabilities	$337	$1,828	$2,165
Interest rate swaps	Other liabilities	4	—	4
Total		$341	$1,828	$2,169

December 31, 2023
Asset derivatives (Level 2):
Foreign currency exchange forward contracts	Other current assets	$77	$1,597	$1,674
Interest rate swaps	Other current assets	1,443	—	1,443
Total		$1,520	$1,597	$3,117

Liability derivatives (Level 2):
Foreign currency exchange forward contracts	Other current liabilities	$561	$8,064	$8,625
Interest rate swaps	Other liabilities	2,150	—	2,150
Total		$2,711	$8,064	$10,775

All of the Company's derivatives are recorded on the Condensed Consolidated Balance Sheets at gross amounts and do not offset. All of the Company's interest rate swaps and certain foreign currency exchange forward contracts are transacted under ISDA documentation. Each ISDA master agreement permits the net settlement of amounts owed in the event of default. The Company's derivative assets and liabilities subject to enforceable master netting arrangements, if offset, would have resulted in a net asset of $1.1 million and a net liability of $0.5 million at June 30, 2024 and December 31, 2023, respectively.
The effect of derivative instruments on the Company's Condensed Consolidated Statements of Comprehensive Income (Loss) was as follows:
Derivatives Designated as Hedging

	Gain (Loss) Recognized in OCI on Derivatives		Loss (Gain) Reclassified from AOCI into Income - Effective Portion or Equity
	Three Months Ended		Three Months Ended
	June 30		June 30
(In thousands)	2024	2023	2024	2023
Foreign currency exchange forward contracts	$27	$(438)	$(93)	$866
Interest rate swaps	1,097	6,152	(871)	(617)
	$1,124	$5,714	$(964)	$249

	Gain (Loss) Recognized in OCI on Derivatives		Loss (Gain) Reclassified from AOCI into Income - Effective Portion or Equity
	Six Months Ended		Six Months Ended
	June 30		June 30
(In thousands)	2024	2023	2024	2023
Foreign currency exchange forward contracts	$250	$(1,121)	$(497)	$1,277
Interest rate swaps	4,678	3,265	(1,753)	(865)
	$4,928	$2,144	$(2,250)	$412

The location and amount of gain (loss) recognized on the Company's Condensed Consolidated Statements of Operations was as follows:

	Three Months Ended
	June 30
	2024		2023
(In thousands)	Product Revenues	Interest Expense	Product Revenues	Interest Expense
Total amounts in the Condensed Consolidated Statement of Operations in which the effects of derivatives designated as hedging instruments are recorded	$104,710	$(27,934)	$127,053	$(26,409)
Interest rate swaps:
Gain or (loss) reclassified from AOCI into income	—	871	—	617
Foreign exchange contracts:
Gain or (loss) reclassified from AOCI into income	93	—	(866)	—

	Six Months Ended
	June 30
	2024		2023
(In thousands)	Product Revenues	Interest Expense	Product Revenues	Interest Expense
Total amounts in the Condensed Consolidated Statement of Operations in which the effects of derivatives designated as hedging instruments are recorded	$205,873	$(56,056)	$226,198	$(51,404)
Interest rate swaps:
Gain or (loss) reclassified from AOCI into income	—	1,753	—	865
Foreign exchange contracts:
Gain or (loss) reclassified from AOCI into income	497	—	(1,277)	—

Derivatives Not Designated as Hedging Instruments

	Location of Gain (Loss) Recognized in Income on Derivatives (a)	Amount of Gain (Loss) Recognized in Income on Derivatives (a)
		Three Months Ended		Six Months Ended
		June 30		June 30
(In thousands)		2024	2023	2024	2023
Foreign currency exchange forward contracts	Cost of services and products sold	$2,311	$4,862	$12,225	$1,565
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
The recognized gains and losses offset amounts recognized in cost of services and products sold principally as a result of intercompany or third-party foreign currency exposures. At June 30, 2024 and December 31, 2023, the notional amounts of foreign currency exchange forward contracts were $595.9 million and $633.3 million, respectively. These contracts are primarily denominated in British Pound Sterling and Euros and mature through 2026.
In addition to foreign currency exchange forward contracts, the Company designates certain loans as hedges of net investments in international subsidiaries. The Company recorded pre-tax net gains of $0.5 million and $1.1 million for the three months ended June 30, 2024 and June 30, 2023, respectively, and $1.2 million and $1.5 million for the six months ended June 30, 2024 and June 30, 2023, respectively, in OCI.

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

Fair Value of Other Financial Instruments
The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and short-term borrowings approximate fair value due to the short-term maturities of these assets and liabilities. At June 30, 2024 and December 31, 2023, the total fair value of long-term debt and current maturities, excluding deferred financing costs, was $1,420.8 million and $1,394.5 million, respectively, compared with a carrying value of $1,445.9 million and $1,429.0 million, respectively. Fair values for debt are based on pricing models using market-based inputs (Level 2) for similar issues or on the current rates offered to the Company for debt of the same remaining maturities.

15. Review of Operations by Segment

	Three Months Ended		Six Months Ended
	June 30		June 30
(In thousands)	2024	2023	2024	2023
Revenues
Harsco Environmental	$292,929	$289,593	$592,048	$562,782
Clean Earth	236,105	230,575	462,135	453,039
Harsco Rail	80,959	88,848	156,127	153,900
Total Revenues	$609,993	$609,016	$1,210,310	$1,169,721
Operating Income (Loss) from Continuing Operations
Harsco Environmental	$20,286	$12,733	$39,874	$35,018
Clean Earth	23,882	23,034	44,475	39,505
Harsco Rail	(3,089)	8,924	(12,150)	11,269
Corporate	(9,824)	(11,004)	(15,131)	(20,190)
Total Operating Income (Loss) from Continuing Operations	$31,255	$33,687	$57,068	$65,602
Depreciation
Harsco Environmental	$27,450	$28,354	$56,239	$55,914
Clean Earth	8,249	5,547	15,662	10,474
Harsco Rail	1,023	—	1,384	—
Corporate	304	556	661	1,108
Total Depreciation	$37,026	$34,457	$73,946	$67,496
Amortization
Harsco Environmental	$975	$1,008	$1,993	$2,007
Clean Earth	5,989	6,113	12,156	12,142
Harsco Rail	67	—	89	—
Corporate (a)	975	946	1,942	1,883
Total Amortization	$8,006	$8,067	$16,180	$16,032
Capital Expenditures
Harsco Environmental	$24,216	$38,540	$44,769	$55,091
Clean Earth	8,730	4,974	14,064	9,804
Harsco Rail	622	571	1,587	1,236
Corporate	71	110	100	210
Total Capital Expenditures	$33,639	$44,195	$60,520	$66,341
(a) Amortization expense on Corporate relates to the amortization of deferred financing costs.

Reconciliation of Segment Operating Income to Income (Loss) From Continuing Operations before Income Taxes and Equity Income

	Three Months Ended		Six Months Ended
	June 30		June 30
(In thousands)	2024	2023	2024	2023
Segment operating income (loss)	$41,079	$44,691	$72,199	$85,792
General Corporate expense	(9,824)	(11,004)	(15,131)	(20,190)
Operating income (loss) from continuing operations	31,255	33,687	57,068	65,602
Interest income	3,435	1,594	5,132	3,074
Interest expense	(27,934)	(26,409)	(56,056)	(51,404)
Facility fees and debt-related income (expense)	(2,920)	(2,730)	(5,709)	(5,093)
Defined benefit pension income (expense)	(4,166)	(5,400)	(8,342)	(10,729)
Income (loss) from continuing operations before income taxes and equity income	$(330)	$742	$(7,907)	$1,450

16. Revenues

The Company recognizes revenues to depict the transfer of promised services and products to customers in an amount that reflects the consideration the Company expects to receive in exchange for those services and products. Service revenues include CE and the service components of HE and Rail. Product revenues include portions of HE and Rail.

A summary of the Company's revenues by primary geographical markets as well as by key product and service groups is as follows:

	Three Months Ended
	June 30, 2024
(In thousands)	Harsco Environmental Segment	Clean Earth Segment	Harsco Rail Segment	Consolidated Totals
Primary Geographical Markets (a):
North America	$84,027	$236,105	$53,044	$373,176
Western Europe	109,620	—	18,652	128,272
Latin America (b)	41,280	—	1,918	43,198
Asia-Pacific	28,345	—	7,345	35,690
Middle East and Africa	25,182	—	—	25,182
Eastern Europe	4,475	—	—	4,475
Total Revenues	$292,929	$236,105	$80,959	$609,993
Key Product and Service Groups:
Environmental services related to resource recovery for metals manufacturing and related logistical services	$253,685	$—	$—	$253,685
Ecoproducts	34,263	—	—	34,263
Environmental systems for aluminum dross and scrap processing	4,981	—	—	4,981
Railway track maintenance equipment	—	—	30,517	30,517
After market parts and services; safety and diagnostic technology	—	—	35,131	35,131
Railway contracting services	—	—	15,311	15,311
Hazardous waste processing solutions	—	194,874	—	194,874
Soil and dredged materials processing and reuse solutions	—	41,231	—	41,231
Total Revenues	$292,929	$236,105	$80,959	$609,993

	Three Months Ended
	June 30, 2023
(In thousands)	Harsco Environmental Segment	Clean Earth Segment	Harsco Rail Segment	Consolidated Totals
Primary Geographical Markets (a):
North America	$81,616	$230,575	$69,450	$381,641
Western Europe	107,318	—	11,377	118,695
Latin America (b)	42,180	—	561	42,741
Asia-Pacific	32,339	—	7,460	39,799
Middle East and Africa	21,117	—	—	21,117
Eastern Europe	5,023	—	—	5,023
Total Revenues	$289,593	$230,575	$88,848	$609,016

Key Product and Service Groups:
Environmental services related to resource recovery for metals manufacturing and related logistical services	$242,638	$—	$—	$242,638
Ecoproducts	40,504	—	—	40,504
Environmental systems for aluminum dross and scrap processing	6,451	—	—	6,451
Railway track maintenance equipment	—	—	44,796	44,796
After market parts and services; safety and diagnostic technology	—	—	34,530	34,530
Railway contracting services	—	—	9,522	9,522
Hazardous waste processing solutions	—	197,506	—	197,506
Soil and dredged materials processing and reuse solutions	—	33,069	—	33,069
Total Revenues	$289,593	$230,575	$88,848	$609,016

	Six Months Ended
	June 30, 2024
(In thousands)	Harsco Environmental Segment	Clean Earth Segment	Harsco Rail Segment	Consolidated Totals
Primary Geographical Markets (a):
North America	$168,237	$462,135	$97,475	$727,847
Western Europe	219,895	—	40,024	259,919
Latin America (b)	84,201	—	2,958	87,159
Asia-Pacific	57,260	—	15,670	72,930
Middle East and Africa	53,531	—	—	53,531
Eastern Europe	8,924	—	—	8,924
Total Revenues	$592,048	$462,135	$156,127	$1,210,310
Key Product and Service Groups:
Environmental services related to resource recovery for metals manufacturing and related logistical services	$511,813	$—	$—	$511,813
Ecoproducts	70,527	—	—	70,527
Environmental systems for aluminum dross and scrap processing	9,708	—	—	9,708
Railway track maintenance equipment	—	—	60,436	60,436
After-market parts and services; safety and diagnostic technology	—	—	66,007	66,007
Railway contracting services	—	—	29,684	29,684
Hazardous waste processing solutions	—	386,784	—	386,784
Soil and dredged materials processing and reuse solutions	—	75,351	—	75,351
Total Revenues	$592,048	$462,135	$156,127	$1,210,310

	Six Months Ended
	June 30, 2023
(In thousands)	Harsco Environmental Segment	Clean Earth Segment	Harsco Rail Segment	Consolidated Totals
Primary Geographical Markets (a):
North America	$160,089	$453,039	$113,612	$726,740
Western Europe	208,704	—	24,564	233,268
Latin America (b)	83,135	—	1,165	84,300
Asia-Pacific	61,300	—	14,559	75,859
Middle East and Africa	39,522	—	—	39,522
Eastern Europe	10,032	—	—	10,032
Total Revenues	$562,782	$453,039	$153,900	$1,169,721
Key Product and Service Groups:
Environmental services related to resource recovery for metals manufacturing and related logistical services	$471,999	$—	$—	$471,999
Ecoproducts	78,906	—	—	78,906
Environmental systems for aluminum dross and scrap processing	11,877	—	—	11,877
Railway track maintenance equipment	—	—	74,240	74,240
After-market parts and services; safety and diagnostic technology	—	—	62,323	62,323
Railway contracting services	—	—	17,337	17,337
Hazardous waste processing solutions	—	383,618	—	383,618
Soil and dredged materials processing and reuse solutions	—	69,421	—	69,421
Total Revenues	$562,782	$453,039	$153,900	$1,169,721
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

The Company had contract assets totaling $99.4 million and $86.9 million at June 30, 2024 and December 31, 2023, respectively. The Company had advances on contracts totaling $30.5 million and $38.6 million at June 30, 2024 and December 31, 2023, respectively. During the three and six months ended June 30, 2024, the Company recognized $9.8 million and $20.5 million of revenue related to amounts previously included in advances on contracts. During the three and six months ended June 30, 2023, the Company recognized revenues of $10.9 million and $22.5 million, respectively, related to amounts previously included in advances on contracts.

At June 30, 2024, HE had remaining, fixed, unsatisfied performance obligations where the expected contract duration exceeds one year totaling $77.0 million. Of this amount, $21.6 million is expected to be fulfilled by June 30, 2025, $18.9 million by June 30, 2026, $14.5 million by June 30, 2027, $11.6 million by June 30, 2028 and the remainder thereafter. These amounts exclude any variable fees, fixed fees subject to indexation and any performance obligations expected to be satisfied within one year.

At June 30, 2024, Rail had remaining, fixed, unsatisfied performance obligations where the expected contract duration exceeds one year totaling $128.7 million. Of this amount, $60.7 million is expected to be fulfilled by June 30, 2025, $34.2 million by June 30, 2026, $21.8 million by June 30, 2027, $8.0 million by June 30, 2028 and the remainder thereafter. These amounts exclude any variable fees, fixed fees subject to indexation and any performance obligations expected to be satisfied within one year.
Rail is currently manufacturing highly-engineered equipment under large long-term fixed-price contracts with SBB, Network Rail, and Deutsche Bahn. As previously disclosed, the Company recognized estimated forward loss provisions in 2021, 2022 and 2023 related to these contracts due to several factors, such as material and labor cost inflation, supply chain delays, the bankruptcy of a key vendor and increased engineering efforts.

For the Network Rail contract, the Company recorded an additional loss provision of $2.0 million in the second quarter of 2024, primarily related to costs for redesign and increased manufacturing costs. During the second quarter of 2023, the Company reversed a portion of its previous estimated loss provision adjustment in the amount of $23.6 million. The favorable adjustment was the result of an amendment to the contract with Network Rail which extended the delivery schedule for the machines and reduced the estimate of liquidated damages. The majority of the reduction in liquidated damages was recorded as an increase to revenue and contract assets. Partially offsetting this were higher estimated material, engineering and labor costs due to additional experience gained during the manufacturing process.

For the Deutsche Bahn contract, the Company recorded an additional loss provision of $7.2 million in the second quarter of 2024, related to supplier price increases, challenges with supplier quality on key components and increased engineering efforts that exceeded previous estimates. During the second quarter of 2023, the Company recorded an additional forward loss provision of $8.4 million. This loss provision was due to increased costs related to a critical supplier that had filed for bankruptcy in 2022 and ceased operations during the second quarter of 2023, as well as an increase in estimated component costs and engineering costs.

For the SBB contract, a $0.2 million provision was recognized in the six months ended June 30, 2024. In the second quarter of 2023, the company recorded an additional forward loss provision of $6.1 million, due to increased costs related to increased estimates for material, engineering and commissioning costs for the remaining vehicles.

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

As of June 30, 2024, the contracts with Network Rail, Deutsche Bahn and SBB are 62%, 44% and 89% complete, respectively, based on costs incurred.

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

17.   Other (Income) Expenses, Net

The major components of this Condensed Consolidated Statements of Operations caption were as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
(In thousands)	2024	2023	2024	2023
Employee termination benefit costs	$4,228	$193	$4,610	$167
Other costs (income) for exit activities (a)	339	(1,760)	887	(7,488)
Impaired asset write-downs	4,612	—	4,612	—
Gain on sale of business	(1,877)	—	(1,877)	—
Net gains on sale of assets	(179)	—	(3,549)	(230)
Other	—	298	—	634
Other (income) expenses, net	$7,123	$(1,269)	$4,683	$(6,917)
(a) The three and six months ended June 30, 2023 included a $3.0 million and $9.8 million net gain recognized related to a lease modification that resulted in lease incentive for the Company to relocate an HE site prior to the end of the expected lease term.

18. Components of Accumulated Other Comprehensive Loss
AOCI is included on the Condensed Consolidated Statements of Stockholders' Equity. The components of AOCI, net of the effect of income taxes, and activity for the six months ended June 30, 2023 and 2024 were as follows:

	Components of AOCI, Net of Tax
(In thousands)	Cumulative Foreign Exchange Translation Adjustments		Effective Portion of Derivatives Designated as Hedging Instruments		Cumulative Unrecognized Actuarial Losses on Pension Obligations		Unrealized Gain (Loss) on Marketable Securities	Total
Balance at December 31, 2022	$(213,104)		$157		$(354,699)		$10	$(567,636)
OCI before reclassifications	23,035	(a)	1,554	(b)	(12,405)	(a)	6	12,190
Amounts reclassified from AOCI, net of tax	—		320		9,043		—	9,363
Total OCI	23,035		1,874		(3,362)		6	21,553
Less: OCI attributable to noncontrolling interests	1,477		—		—		—	1,477
OCI attributable to Enviri Corporation	24,512		1,874		(3,362)		6	23,030
Balance at June 30, 2023	$(188,592)		$2,031		$(358,061)		$16	$(544,606)

	Components of AOCI, Net of Tax
(In thousands)	Cumulative Foreign Exchange Translation Adjustments		Effective Portion of Derivatives Designated as Hedging Instruments		Cumulative Unrecognized Actuarial Losses on Pension Obligations		Unrealized Gain (Loss) on Marketable Securities	Total
Balance at December 31, 2023	$(183,499)		$(470)		$(355,740)		$15	$(539,694)
OCI before reclassifications	(27,340)	(a)	3,712	(b)	2,058	(a)	(3)	(21,573)
Amounts reclassified from AOCI, net of tax	—		(1,721)		9,395		—	7,674
Total OCI	(27,340)		1,991		11,453		(3)	(13,899)
Less: OCI attributable to noncontrolling interests	1,045		—		—		—	1,045
OCI attributable to Enviri Corporation	(26,295)		1,991		11,453		(3)	(12,854)
Balance at June 30, 2024	$(209,794)		$1,521		$(344,287)		$12	$(552,548)
(a)    Principally foreign currency fluctuation.
(b)     Net change from periodic revaluations.

Amounts reclassified from AOCI were as follows:

(In thousands)	Three Months Ended		Six Months Ended		Location on the Condensed Consolidated Statements of Operations
	June 30		June 30
	2024	2023	2024	2023
Amortization of cash flow hedging instruments:
Foreign currency exchange forward contracts	$(93)	$866	$(497)	$1,277	Product revenues
Interest rate swaps	(871)	(617)	(1,753)	(865)	Interest expense
Total before taxes	(964)	249	(2,250)	412
Income taxes	245	(53)	529	(92)
Total reclassification of cash flow hedging instruments, net of tax	$(719)	$196	$(1,721)	$320

Amortization of defined benefit pension items (c):
Actuarial losses	$4,839	$4,729	$9,685	$9,399	Defined benefit pension income (expense)
Prior service costs	117	115	235	229	Defined benefit pension income (expense)
Total before taxes	4,956	4,844	9,920	9,628
Income taxes	(262)	(293)	(525)	(585)
Total reclassification of defined benefit pension items, net of tax	$4,694	$4,551	$9,395	$9,043
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

Forward-Looking Statements
The nature of the Company's business, together with the number of countries in which it operates, subject it to changing economic, competitive, regulatory and technological conditions, risks and uncertainties. In accordance with the "safe harbor" provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"), the Company provides the following cautionary remarks regarding important factors that, among others, could cause future results to differ materially from the results contemplated by forward-looking statements, including the expectations and assumptions expressed or implied herein. Forward-looking statements contained herein could include, among other things, statements about management's confidence in and strategies for performance; expectations for new and existing products, technologies and opportunities and expectations regarding growth, sales, cash flows, and earnings. Forward-looking statements can be identified by the use of such terms as "may," "could," "expect," "anticipate," "intend," "believe," "likely," "estimate," "outlook," "plan", "contemplate", "project", target" or other comparable terms.
Factors that could cause actual results to differ, perhaps materially, from those implied by forward-looking statements include, but are not limited to:

(1)the Company's ability to successfully enter into new contracts and complete new acquisitions, divestitures, or strategic ventures in the time-frame contemplated or at all, including the Company's ability to divest the Rail business in the future;
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

•HE: 2024 operating results are expected to be comparable with 2023 results, as positive impacts from higher service pricing, net of inflation, as well as operational improvement initiatives and higher environmental services demand at certain sites, including those linked to growth investments and new contracts, are expected to be offset by the impacts of lower commodity prices, the impact of foreign currency, a decrease in demand for certain downstream products, the sale of certain operating businesses, including Performix Metallurgical Additives, LLC, and site exits or closures. The global steel market has experienced a period of volatility in the recent past due to the Russia-Ukraine conflict and the resulting energy crisis in Europe, as well as inventory management through the steel industry supply-chain and a change to the economic conditions due to rising interest rates. Underlying business conditions appear to have stabilized and these external factors are not anticipated to have a material impact on performance throughout the year. Over the longer term, the Company expects HE to grow as a result of economic growth that supports higher global steel consumption, as well as investments and innovation that support the environmental solutions needs of customers.

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

•Rail: 2024 operating results, exclusive of the Remeasurement of long-lived asset charge and the estimated forward loss provisions for the Network Rail, Deutsche Bahn and SBB contracts, are expected to improve from the prior year, as a result of higher global demand for rail maintenance equipment, technology products and maintenance services. These benefits will be partially offset by lower contributions from after-market parts, resulting from lower volumes and a less favorable product mix. More broadly, Rail is supported by a strong backlog and the longer-term outlook for this business remains positive, supported by future infrastructure investments, economic development in emerging economies, rail electrification in certain geographies, safety awareness and automation.

Results of Operations

Amounts included in this Part I. Item 2. Results of Operations are rounded in millions and all percentages are calculated on actual amounts. As a result, minor differences may exist due to rounding.

Segment Results

	Three Months Ended		Six Months Ended
	June 30		June 30
(in millions, except percentages)	2024	2023	2024	2023
Revenues:
Harsco Environmental	$292.9	$289.6	$592.0	$562.8
Clean Earth	236.1	230.6	462.1	453.0
Harsco Rail	81.0	88.8	156.1	153.9
Total Revenues	$610.0	$609.0	$1,210.3	$1,169.7
Operating income (loss):
Harsco Environmental	$20.3	$12.7	$39.9	$35.0
Clean Earth	23.9	23.0	44.5	39.5
Harsco Rail	(3.1)	8.9	(12.2)	11.3
Corporate	(9.8)	(11.0)	(15.1)	(20.2)
Total operating income (loss)	$31.3	$33.7	$57.1	$65.6
Operating margin:
Harsco Environmental	6.9%	4.4%	6.7%	6.2%
Clean Earth	10.1%	10.0%	9.6%	8.7%
Harsco Rail	(3.8)%	10.0%	(7.8)%	7.3%
Consolidated operating margin	5.1%	5.5%	4.7%	5.6%

Harsco Environmental Segment:

Significant Effects on Revenues (in millions)	Three Months Ended	Six Months Ended
Revenues — June 30, 2023	$289.6	$562.8
Net effects of price/volume changes, primarily attributable to volume changes and services mix	17.7	39.7
Impact of foreign currency translation	(7.9)	(10.0)
Net impact of new and lost contracts	0.7	6.7
Impact of divestiture	(7.2)	(7.2)
Revenues — June 30, 2024	$292.9	$592.0
The following factors contributed to the changes in operating income during the three and six months ended June 30, 2024.

Factors Positively Affecting Operating Income:
•Higher revenues from environmental service contracts during the three and six months ended June 30, 2024, partially due to higher overall service levels at certain sites, as well as revenues from new contracts, when compared to the prior year.
•The prior year's operating income included an impairment charge of $14.1 million recorded during the three months ended June 30, 2023, related to abandoned equipment at an HE site in China, compared to asset impairment charges totaling $4.6 million recorded during the three months ended June 30, 2024, primarily related to the loss of a customer contract in Europe.

Factors Negatively Impacting Operating Income:
•Higher selling, general and administrative expenses ("SG&A") of $2.7 million and $5.6 million during the three and six months ended June 30, 2024, respectively, including an increase in the provision for expected credit losses of $1.6 million and $2.1 million for the three and six months ended June 30, 2024, respectively.
•The three and six months ended June 30, 2023 included a net gain of $3.0 million and $9.8 million related to a lease modification that resulted in a lease incentive for a site relocation in the U.S., offset by relocation costs incurred, which did not repeat in 2024.
•Employee termination benefit costs increased by $3.3 million and $3.2 million for the three and six months ended June 30, 2024, respectively, compared to the same periods in the prior year.

•The impact of foreign currency translation decreased operating income $2.2 million and $2.8 million for the three and six months ended June 30, 2024, respectively.

Clean Earth Segment:

Significant Effects on Revenues (in millions)	Three Months Ended	Six Months Ended
Revenues — June 30, 2023	$230.6	$453.0
Net effects of price/volume changes, primarily attributable to pricing changes	11.5	15.1
Impact of pricing settlement	(6.0)	(6.0)
Revenues — June 30, 2024	$236.1	$462.1

The following factors contributed to the changes in operating income during the three and six months ended June 30, 2024.

Factors Positively Affecting Operating Income:
•Favorable changes in the hazardous waste business of $7.3 million and $13.7 million for the three and six months ended June 30, 2024, respectively, when compared to the three and six months ended June 30, 2023, which are primarily related to pricing and mix, including hazardous soil projects, and operational cost reduction initiatives, partially offset by decreased revenues from reduced volumes from certain sites, as well as from projects from other waste services and cost increases as a result of inflation, primarily from labor costs, during the three and six months ended June 30, 2024.
•Improvements in pricing and mix in the soil and dredged materials business at certain sites, partially offset by increased transportation and disposal costs in certain sites, led to a net increase in operating income of $2.5 million and $1.9 million during the three and six months ended June 30, 2024, respectively, when compared to the three and six months ended June 30, 2023.

Factors Negatively Impacting Operating Income:
•The prior year's operating income was impacted by $6.0 million related to the settlement of a pricing dispute over services performed in prior periods in the hazardous waste business recognized during the three months ended June 30, 2023, which did not recur in 2024.
•Higher SG&A of $1.1 million and $2.9 million during the three and six months ended June 30, 2024, which includes higher compensation costs and professional fees, partially offset by a lower provision for expected credit losses.

Harsco Rail Segment:

Significant Effects on Revenue (in millions)	Three Months Ended	Six Months Ended
Revenues — June 30, 2023	$88.8	$153.9
Net effect of price/volume changes, primarily attributable to volume changes	7.3	17.4
Impact of foreign currency translation	(0.1)	(0.2)
Change in revenue adjustments as a result of certain estimated forward loss provisions (a)	(15.0)	(15.0)
Revenues — June 30, 2024	$81.0	$156.1
(a) Includes principally Network Rail, Deutsche Bahn and SBB contracts.

The following factors contributed to the changes in operating income (loss) during the three and six months ended June 30, 2024.

Factors Positively Affecting Operating Income:
•A favorable mix from the sale of rail track maintenance equipment, exclusive of the long-term contracts with Network Rail, Deutsche Bahn and SBB, of $4.4 million during both the three and six months ended June 30, 2024, compared to the prior year.
•An increase from railway contracting services of $1.5 million and $4.0 million during the three and six months ended June 30, 2024, respectively, when compared to the three and six months ended June 30, 2023.

Factors Negatively Impacting Operating Income:
•Unfavorable net change in forward estimated loss provisions of $16.4 million related principally to the Company's long-term contracts with Network Rail, Deutsche Bahn and SBB for both the three months and six months ended June 30, 2024, when compared to the three and six months ended June 30, 2023. See Note 16, Revenues in Part I, Financial Statements for further discussion.
•The six months ended June 30, 2024 includes a charge for the remeasurement of long-lived assets for $10.7 million related to the depreciation and amortization expense that would have been recognized during the periods that Rail's assets were classified as held-for-sale, had the assets been continuously classified as held-for-use.
•An unfavorable mix of after-market parts sales for the three and six months ended June 30, 2024 of $2.5 million and $4.2 million, respectively, when compared to the prior year.

General Corporate:

Operating income (loss) from continuing operations for the six months ended June 30, 2024 was also positively impacted by a $3.3 million net gain on sale of assets contributed by Corporate.

Consolidated Results

	June 30
	Three Months Ended		Six Months Ended
(in millions, except per share amounts and percentages)	2024	2023	2024	2023
Total revenues	$610.0	$609.0	$1,210.3	$1,169.7
Cost of services and products sold	480.2	474.7	958.5	926.7
Selling, general and administrative expenses	90.5	86.8	177.6	168.7
Research and development expenses	0.9	1.0	1.8	1.5
Property, plant and equipment impairment charge	—	14.1	—	14.1
Remeasurement of long-lived assets	—	—	10.7	—
Other expense (income), net	7.1	(1.3)	4.7	(6.9)
Operating income (loss) from continuing operations	31.3	33.7	57.1	65.6
Interest income	3.4	1.6	5.1	3.1
Interest expense	(27.9)	(26.4)	(56.1)	(51.4)
Facility fees and debt-related income (expense)	(2.9)	(2.7)	(5.7)	(5.1)
Defined benefit pension income (expense)	(4.2)	(5.4)	(8.3)	(10.7)
Income (loss) from continuing operations before income taxes and equity income	(0.3)	0.7	(7.9)	1.5
Income tax benefit (expense) from continuing operations	(10.0)	(15.3)	(17.9)	(23.3)
Equity income (loss) of unconsolidated entities, net	0.1	(0.3)	(0.1)	(0.4)
Income (loss) from continuing operations	(10.2)	(14.9)	(26.0)	(22.3)
Income (loss) from discontinued businesses	(1.2)	(1.2)	(2.7)	(2.8)
Income tax benefit (expense) related to discontinued operations	0.3	0.2	0.7	0.7
Income (loss) from discontinued operations, net of tax	(0.9)	(0.9)	(2.0)	(2.1)
Net income (loss)	(11.1)	(15.8)	(28.0)	(24.4)
Total other comprehensive income (loss)	(6.2)	14.4	(13.9)	21.6
Total comprehensive income (loss)	(17.4)	(1.4)	(41.9)	(2.9)
Diluted earnings (loss) per common share from continuing operations attributable to Enviri Corporation common stockholders	$(0.16)	$(0.13)	$(0.37)	$(0.24)
Effective income tax rate for continuing operations	(3,036.4)%	2,066.2%	(226.8)%	1,610.2%

Comparative Analysis of Consolidated Results

Total Revenues
Revenues for the three and six months ended June 30, 2024 increased by $1.0 million, or 0.2%, and $40.6 million, or 3.5%, respectively, from the three and six months ended June 30, 2023. Foreign currency translation decreased revenues by $8.0 million and $10.2 million for the three and six months ended June 30, 2024, respectively, compared with the same periods in the prior year. Refer to the discussion of segment results above for information pertaining to factors positively affecting and negatively impacting revenues.

Cost of Services and Products Sold
Cost of services and products sold for the three months ended June 30, 2024 increased $5.5 million, or 1.2%, from the three months ended June 30, 2023. Cost of services and products sold for the six months ended June 30, 2024 increased $31.7 million, or 3.4%, from the six months ended June 30, 2023. The changes in cost of services and products sold were attributable to the following significant items:

(in millions)	Three Months Ended	Six Months Ended
Change in costs due to changes in revenues volume	$3.8	$27.3
Impact of foreign currency translation	(5.9)	(7.8)
Other	7.6	12.2
Total change in cost of services and products sold — 2024 vs. 2023	$5.5	$31.7

Selling, General and Administrative Expenses
SG&A increased for the three months ended June 30, 2024 by $3.7 million, or 4.2%, from the three months ended June 30, 2023 and increased by $8.9 million, or 5.3%, during the six months ended June 30, 2024 from June 30, 2023. The increase in the three and six months ended June 30, 2024 is due principally to higher professional fees of $2.2 million and $4.2 million, respectively, mainly incurred by CE. SG&A also includes higher compensation costs of $1.5 million and $3.9 million during the three and six months ended, primarily contributed by CE and Rail.

Property, Plant and Equipment Impairment Charge
During the three months ended June 30, 2023, the Company recorded an impairment charge of $14.1 million in the HE segment. No such charge was recorded during the three and six months ended June 30, 2024. See Note 6, Property, Plant and Equipment in Part I, Financial Statements for further discussion regarding the impairment.

Remeasurement of Long-Lived Assets
During the six months ended June 30, 2024, the Company recorded $10.7 million in depreciation and amortization expense for Rail's property, plant and equipment and intangible assets that were previously classified in Assets held-for-sale and have been reclassified into its respective caption for assets-held-for-use on the Company's Consolidated Balance Sheets. This amount includes all of the depreciation and amortization expense that would have been recognized during the periods that these assets were classified as held-for-sale.

See Note 3, Discontinued Operations and Dispositions in Part I, Financial Statements for further discussion.

Other (Income) Expenses, Net
The major components of this Condensed Consolidated Statements of Operations caption are as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
(In thousands)	2024	2023	2024	2023
Employee termination benefit costs	$4,228	$193	$4,610	$167
Other (income) costs for exit activities (a)	339	(1,760)	887	(7,488)
Impaired asset write-downs	4,612	—	4,612	—
Gain on sale of business	(1,877)	—	(1,877)	—
Net gains on sale of assets	(179)	—	(3,549)	(230)
Other	—	298	—	634
Other (income) expenses, net	$7,123	$(1,269)	$4,683	$(6,917)
(a) Included a $3.0 million and $9.8 million net gain related to a lease modification that resulted in a lease incentive to the Company during the three and six months ended June 30, 2023, as discussed above in the HE segment results.

Interest Expense
Interest expense during the three and six months ended June 30, 2024 increased by $1.5 million and $4.7 million, respectively, compared with the three and six months ended June 30, 2023. This increase is mainly driven by higher average borrowings during the six months ended June 30, 2024 from the Company's Senior Secured Credit Facilities, when compared to the six months ended June 30, 2023.
Interest Income
Interest income was $3.4 million and $5.1 million for the three and six months ended June 30, 2024, respectively, compared to $1.6 million and $3.1 million for the three and six months ended June 30, 2023, respectively. The three and six months ended June 30, 2024 included a $2.7 million pre-tax gain recognized from the settlement the Company's note receivable from the buyer of IKG, which was settled in April 2024. No such income was received during the three and six months ended June 30, 2023. See Note 4, Accounts Receivable and Notes Receivable, in Part I, Item 1, Financial Statements for additional details.
Facility Fees and Debt-Related Income (Expense)
The Company recognized facility fee expense mostly related to the Company's AR Facility of $2.9 million and $5.7 million during the three and six months ended June 30, 2024, respectively, compared to $2.7 million and $5.1 million recognized during the three and six months 2023, respectively. See Note 9, Debt and Credit Agreements, in Part I, Item 1, Financial Statements.

Defined Benefit Pension Income (Expense)
Defined benefit pension expense was $4.2 million and $5.4 million for the three months ended June 30, 2024 and 2023, respectively. Defined benefit pension expense was $8.3 million and $10.7 million for the six months ended June 30, 2024 and 2023, respectively. This expense decrease is primarily related to a higher expected return on plan assets in the current year, compared to 2023, due to higher plan asset balances at December 31, 2023.

Income Tax Expense
Income tax expense from continuing operations for the three and six months ended June 30, 2024 was $10.0 million and $17.9 million, respectively, compared to $15.3 million and $23.3 million for the three and six months June 30, 2023, respectively. The decrease in expense during the three and six months ended June 30, 2024 is primarily due to a $23.6 million favorable adjustment to the Company's estimated forward loss provision related to Network Rail contract in the U.S. not recurring in 2024, as well as a $3.7 million valuation allowance for a deferred tax asset in a foreign jurisdiction not recurring in 2024.

Income (Loss) from Continuing Operations
Loss from continuing operations was $10.2 million and $26.0 million for the three and six months ended June 30, 2024, respectively, and $14.9 million and $22.3 million for the three and six months ended June 30, 2023, respectively. The primary drivers for these changes are noted above.

Income (Loss) from Discontinued Businesses
The Company has incurred incremental costs that are directly attributable to retained contingent liabilities of previously disposed businesses and are included in Income (loss) from discontinued businesses. These incremental costs were $1.2 million and $2.7 million for the three and six months ended June 30, 2024, respectively, and $1.2 million and $2.8 million for the three and six months ended 2023, respectively.

Total Other Comprehensive Income (Loss)
Total other comprehensive loss was $6.2 million and $13.9 million for the three and six months ended June 30, 2024, respectively, compared to other comprehensive income of $14.4 million and $21.6 million for the three and six months ended June 30, 2023, respectively. The primary driver of this change was the strengthening of the U.S. dollar against certain currencies during the three and six months ended June 30, 2024, inclusive of the impact of foreign currency translation of cumulative unrecognized actuarial losses on the Company's pension obligations.

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

The Company’s cash flows from operating, investing and financing activities, as reflected on the Condensed Consolidated Statements of Cash Flows, are summarized in the following table:

	Six Months Ended
	June 30
(In millions)	2024	2023
Net cash provided (used) by:
Operating activities	$40.4	$28.2
Investing activities	(19.2)	(56.4)
Financing activities	(28.5)	34.3
Effect of exchange rate changes on cash and cash equivalents, including restricted cash	(9.8)	(1.8)
Net change in cash and cash equivalents, including restricted cash	$(17.1)	$4.3
Net cash (used) provided by operating activities — Net cash provided by operating activities in the six months ended June 30, 2024 was $40.4 million, an increase in cash flows of $12.2 million from the six months ended June 30, 2023, primarily related to favorable changes from working capital, including the timing of accounts receivable collections, partially offset by unfavorable changes, mostly as a result of increased payments for accrued compensation and the timing of accounts payable. Net cash provided by operating activities was also negatively impacted by lower cash net income during the six months ended June 30, 2024.

Net cash used by investing activities — Net cash used by investing activities during the six months ended June 30, 2024 was $19.2 million, a decrease of $37.2 million from the cash used during the six months ended June 30, 2023. The six months ended June 30, 2024 included cash inflows from the April 2024 sale of an HE subsidiary, Performix Metallurgical Additives, LLC, for which $16.6 million was received, an increase of $5.8 million in payments received from the Company's notes receivable and $6.1 million from the increase in sale of assets, mainly by Corporate and HE, when compared to the prior year. The change in net cash used by investing activities also includes lower capital expenditures of $5.8 million during the six months ended June 30, 2024, compared to 2023.

Net cash (used) provided by financing activities — Net cash used by financing activities during the six months ended June 30, 2024 was $28.5 million, compared to net cash provided by financing activities of $34.3 million during the six months ended June 30, 2023. The change was primarily due to net repayments of the Company's net borrowings of $15.4 million during the six months ended 2024, compared to net borrowings of $33.9 million during the six months ended June 30, 2023, due principally to the changes in operating and investing activities. Net cash used by financing activities during the six months ended June 30, 2024 also included dividend payments of $12.6 million made to strategic venture partners for HE.

Effects of exchange rate changes on cash and cash equivalents, including restricted cash — The decrease of $8.0 million is the result of exchange rate fluctuations due to the impact of the strengthening of the U.S. dollar against certain currencies, primarily the Egyptian pound, during 2024 on the global cash balances held by the Company in these currencies.

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

Summary of Senior Secured Credit Facilities and Notes: (in millions)	June 30 2024	December 31 2023
By type:
New Term Loan	$485.0	$487.5
Revolving Credit Facility	419.0	422.0
5.75% Senior Notes	475.0	475.0
Total	$1,379.0	$1,384.5
By classification:
Current	$5.0	$5.0
Long-term	1,374.0	1,379.5
Total	$1,379.0	$1,384.5

	June 30, 2024
(In millions)	Facility Limit	Outstanding Balance	Outstanding Letters of Credit	Available Credit
Revolving credit facility (a U.S.-based program)	$700.0	$419.0	$29.5	$251.5

Debt Covenants
The Senior Secured Credit Facilities contain a consolidated net debt to Consolidated Adjusted EBITDA ratio covenant, which is not to exceed 5.00x for the quarter ended June 30, 2024 and then decreasing quarterly until reaching 4.00x on December 31, 2024. The Company's required coverage of consolidated interest charges is set at a minimum of 2.75x through the end of 2024 and increases to 3.00x beginning with the first quarter 2025.

At June 30, 2024, the Company was in compliance with these covenants, as the total net debt to Consolidated Adjusted EBITDA ratio was 3.93x and total interest coverage ratio was 3.11x. Based on balances and covenants in effect at June 30, 2024, the Company could increase net debt by $368.9 million and remain in compliance with these debt covenants. Alternatively, Consolidated Adjusted EBITDA could decrease by $39.8 million or interest expense could increase by $14.5 million and the Company would remain in compliance with these covenants at June 30, 2024. The Company believes it will continue to maintain compliance with these covenants based on its current outlook. However, the Company’s estimates of compliance with these covenants could change in the future with a deterioration in economic conditions, higher than forecasted interest rate increases, the timing of working capital, including the collection of receivables, an inability to successfully realize increased pricing and implement cost reduction initiatives that mitigate the impacts of inflation, the inability to extend the AR Facility prior to the end of the current term and other factors that may adversely impact its compliance with covenants.

AR Facility
The Company maintains a revolving trade receivables securitization facility to accelerate cash flows from trade accounts receivable. Under the AR Facility, the Company and its designated subsidiaries continuously sell their trade receivables as they are originated to the wholly-owned bankruptcy-remote SPE. The SPE transfers ownership and control of qualifying receivables to PNC up to a maximum purchase commitment of $150.0 million. No proceeds were received from the AR Facility during the six months ended June 30, 2024.

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

At June 30, 2024, the Company's consolidated cash and cash equivalents included $100.9 million held by non-U.S. subsidiaries and approximately 5.5% of the Company's consolidated cash and cash equivalents had regulatory restrictions that would preclude the transfer of funds with and among subsidiaries. Non-U.S. subsidiaries also held $35.0 million of cash and cash equivalents in consolidated strategic ventures. The strategic venture agreements may require strategic venture partner approval to transfer funds with and among subsidiaries. While the Company's remaining non-U.S. cash and cash equivalents can be transferred with and among subsidiaries, the majority of these non-U.S. cash balances will be used to support the ongoing working capital needs and continued growth of the Company's non-U.S. operations.

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

ITEM 4.        CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of June 30, 2024, an evaluation was performed, under the supervision and with the participation of the Company’s management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a – 15 under the Securities and Exchange Act of 1934, as amended. Based upon that evaluation, such officers concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities and Exchange Act of 1934, as amended (1) is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and (2) is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

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

PART II — OTHER INFORMATION
ITEM 1.        LEGAL PROCEEDINGS
Information on legal proceedings is included in Note 12, Commitments and Contingencies, in Part I, Item 1, Financial Statements.

ITEM 1A.     RISK FACTORS
The Company's risk factors as of June 30, 2024 have not changed materially from those described in Part 1, Item 1A, "Risk Factors" of the Company's Annual Report on Form 10-K for the year ended December 31, 2023.

ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 5.        OTHER INFORMATION
During the three months ended June 30, 2024, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted, modified, or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement for the purchase or sale of securities of the Company, within the meaning of Item 408 of Regulation S-K.

ITEM 6.        EXHIBITS

The following exhibits are included as part of this report by reference:

Exhibit Number	Description
10.1	Executive Relocation Policy*
10.2
Omnibus Amendment, dated as of June 18, 2024, including the Second Amendment to the Receivables Purchase Agreement, by and among Harsco Receivables LLC, Enviri Corporation, and PNC Bank, National Association, as administrative agent and as a purchaser; and the Second Amendment to the Purchase and Contribution Agreement, by and among Enviri Corporation, the various entities listed as originators, and Harsco Receivables, LLC.* †

10.3
Amendment No. 4 to the 2013 Equity and Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 18, 2024, Commission File Number 001-03970).

10.4	Forms of RSU Award Agreement*
10.5	Forms of PSU Award Agreement*
10.6	Forms of SAR Award Agreement*
31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chairman, President and Chief Executive Officer).*
31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).*
32	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chairman, President and Chief Executive Officer and Chief Financial Officer).**
101.Def	Definition Linkbase Document
101.Pre	Presentation Linkbase Document
101.Lab	Labels Linkbase Document
101.Cal	Calculation Linkbase Document
101.Sch	Schema Document
101.Ins	Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith
** Furnished herewith
† Schedules and similar attachments have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company will furnish copies of any such schedules and attachments to the Securities and Exchange Commission upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENVIRI CORPORATION
(Registrant)

DATE	August 1, 2024	/s/ TOM VADAKETH
Tom Vadaketh
Senior Vice President and Chief Financial Officer
(On behalf of the registrant and as Principal Financial Officer)

DATE	August 1, 2024	/s/ SAMUEL C. FENICE
Samuel C. Fenice
Vice President and Corporate Controller
(Principal Accounting Officer)