Form 10-Q
period 2024-09-30
ENVIRI Corp
filed 2024-10-31
CIK 45876

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2024
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐  NO ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at October 24, 2024
Common stock, par value $1.25 per share	80,135,155

ENVIRI CORPORATION
FORM 10-Q

Glossary of Defined Terms

Unless the context requires otherwise, "Enviri," the "Company," "we," "our," or "us" refers to Enviri Corporation on a consolidated basis. The Company also uses several other terms in this Quarterly Report on Form 10-Q, which are further defined below:

Term	Description
AOCI	Accumulated Other Comprehensive Income (Loss)
AR Facility	Revolving trade receivables securitization facility
ASU	Financial Accounting Standards Board Accounting Standards Update
CE	Clean Earth reportable business segment
CERCLA	Comprehensive Environmental Response, Compensation, and Liability Act of 1980
Consolidated Adjusted EBITDA	EBITDA as calculated in accordance with the Company's Credit Agreement.
Credit Agreement	Credit Agreement governing the Senior Secured Credit Facilities
DEA	United States Drug Enforcement Administration
Deutsche Bahn	National railway company in Germany
DTSC	California Department of Toxic Substances Control
EBITDA	Earnings before interest, tax, depreciation and amortization
EPA	U.S. Environmental Protection Agency
ESOL	Stericycle Environmental Solutions business
FASB	Financial Accounting Standards Board
HE	Harsco Environmental reportable business segment
ICMS	Type of value-added tax in Brazil
IKG	The former Harsco Industrial IKG business
ISDA	International Swaps and Derivatives Association
Network Rail	Infrastructure manager for most of the railway in the U.K.
Term Loan	$500 million term loan raised in March 2021 under the Senior Secured Credit Facilities, maturing on March 10, 2028
OCI	Other Comprehensive Income (Loss)
Performix	Performix Metallurgical Additives, LLC, a subsidiary of HE
Rail	Harsco Rail reportable business segment
Reed	Reed Minerals, LLC, a subsidiary of HE
Revolving Credit Facility	Revolving credit facility under the Senior Secured Credit Facilities containing $50.0 million maturing on March 10, 2026 and $625.0 million maturing on September 5, 2029
SBB	Federal railway system of Switzerland
SCE	Kingdom of Bahrain's Supreme Council for Environment
SEC	U.S. Securities and Exchange Commission
Senior Notes	5.75% Notes due July 31, 2027
Senior Secured Credit Facilities	Primary source of borrowings comprised of the Term Loan and the Revolving Credit Facility
SOFR	Secured Overnight Financing Rate
SPE	The Company's wholly-owned bankruptcy-remote special purpose entity, which is used in connection with the AR Facility
SPRA	State Revenue Authorities from the State of São Paulo, Brazil
U.S. GAAP	Accounting principles generally accepted in the U.S.

PART I — FINANCIAL INFORMATION
ITEM 1.      FINANCIAL STATEMENTS
ENVIRI CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands)	September 30 2024	December 31 2023
ASSETS
Current assets:
Cash and cash equivalents	$110,243	$121,239
Restricted cash	2,889	3,375
Trade accounts receivable, net	318,906	338,187
Other receivables	42,960	40,565
Inventories	196,189	189,369
Current portion of contract assets	64,190	64,875
Prepaid expenses	63,818	58,723
Other current assets	6,969	11,023
Total current assets	806,164	827,356
Property, plant and equipment, net	698,315	707,397
Right-of-use assets, net	95,710	102,891
Goodwill	767,076	780,978
Intangible assets, net	305,633	327,983
Deferred income tax assets	16,495	16,295
Other assets	112,682	91,798
Total assets	$2,802,075	$2,854,698
LIABILITIES
Current liabilities:
Short-term borrowings	$14,357	$14,871
Current maturities of long-term debt	17,952	15,558
Accounts payable	245,996	243,279
Accrued compensation	65,414	79,609
Income taxes payable	8,952	7,567
Reserve for forward losses on contracts	53,513	52,919
Current portion of advances on contracts	16,838	38,313
Current portion of operating lease liabilities	27,381	28,775
Other current liabilities	168,676	174,342
Total current liabilities	619,079	655,233
Long-term debt	1,431,868	1,401,437
Retirement plan liabilities	39,900	45,087
Operating lease liabilities	69,977	75,476
Environmental liabilities	22,959	25,682
Deferred tax liabilities	31,749	29,160
Other liabilities	60,664	47,215
Total liabilities	2,276,196	2,279,290
COMMITMENTS AND CONTINGENCIES
ENVIRI CORPORATION STOCKHOLDERS’ EQUITY
Common stock	146,706	146,105
Additional paid-in capital	250,855	238,416
Accumulated other comprehensive loss	(545,620)	(539,694)
Retained earnings	1,483,589	1,528,320
Treasury stock	(851,541)	(849,996)
Total Enviri Corporation stockholders’ equity	483,989	523,151
Noncontrolling interests	41,890	52,257
Total equity	525,879	575,408
Total liabilities and equity	$2,802,075	$2,854,698

See accompanying notes to unaudited condensed consolidated financial statements.

ENVIRI CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended			Nine Months Ended
	September 30			September 30
(In thousands, except per share amounts)	2024	2023		2024	2023
Revenues from continuing operations:
Service revenues	$488,132	$490,791		$1,492,569	$1,434,314
Product revenues	85,495	106,177		291,368	332,375
Total revenues	573,627	596,968		1,783,937	1,766,689
Costs and expenses from continuing operations:
Cost of services sold	373,924	377,539		1,154,998	1,120,578
Cost of products sold	80,821	93,389		258,227	277,086
Selling, general and administrative expenses	89,183	93,513		266,763	262,175
Research and development expenses	888	902		2,692	2,441
Property, plant and equipment impairment charge	—	—		—	14,099
Remeasurement of long-lived assets	—	—		10,695	—
Gain on sale of businesses, net	(8,601)	—		(10,478)	—
Other expense (income), net	40	2,865		6,600	(4,052)
Total costs and expenses	536,255	568,208		1,689,497	1,672,327
Operating income (loss) from continuing operations	37,372	28,760		94,440	94,362
Interest income	981	1,722		6,113	4,796
Interest expense	(28,813)	(27,552)		(84,869)	(78,956)
Facility fees and debt-related income (expense)	(2,978)	(2,806)		(8,687)	(7,899)
Defined benefit pension income (expense)	(4,257)	(5,430)		(12,599)	(16,159)
Income (loss) from continuing operations before income taxes and equity income	2,305	(5,306)		(5,602)	(3,856)
Income tax benefit (expense) from continuing operations	(13,437)	(3,498)		(31,372)	(26,846)
Equity income (loss) of unconsolidated entities, net	38	(151)		(84)	(593)
Income (loss) from continuing operations	(11,094)	(8,955)		(37,058)	(31,295)
Discontinued operations:
Income (loss) from discontinued businesses	(1,584)	(1,538)		(4,287)	(4,358)
Income tax benefit (expense) from discontinued businesses	411	399		1,112	1,131
Income (loss) from discontinued operations, net of tax	(1,173)	(1,139)		(3,175)	(3,227)
Net income (loss)	(12,267)	(10,094)		(40,233)	(34,522)
Less: Net loss (income) attributable to noncontrolling interests	(901)	(708)		(4,498)	2,756
Net income (loss) attributable to Enviri Corporation	$(13,168)	$(10,802)		$(44,731)	$(31,766)
Amounts attributable to Enviri Corporation common stockholders:
Income (loss) from continuing operations, net of tax	$(11,995)	$(9,663)		$(41,556)	$(28,539)
Income (loss) from discontinued operations, net of tax	(1,173)	(1,139)		(3,175)	(3,227)
Net income (loss) attributable to Enviri Corporation common stockholders	$(13,168)	$(10,802)		$(44,731)	$(31,766)

Weighted-average shares of common stock outstanding	80,165	79,850		80,085	79,767
Basic earnings (loss) per common share attributable to Enviri Corporation common stockholders:
Continuing operations	$(0.15)	$(0.12)		$(0.52)	$(0.36)
Discontinued operations	(0.01)	(0.01)		(0.04)	(0.04)
Basic earnings (loss) per share attributable to Enviri Corporation common stockholders	$(0.16)	$(0.14)	(a)	$(0.56)	$(0.40)

Diluted weighted-average shares of common stock outstanding	80,165	79,850		80,085	79,767
Diluted earnings (loss) per common share attributable to Enviri Corporation common stockholders:
Continuing operations	$(0.15)	$(0.12)		$(0.52)	$(0.36)
Discontinued operations	(0.01)	(0.01)		(0.04)	(0.04)
Diluted earnings (loss) per share attributable to Enviri Corporation common stockholders	$(0.16)	$(0.14)	(a)	$(0.56)	$(0.40)

(a) Does not total due to rounding

See accompanying notes to unaudited condensed consolidated financial statements.

ENVIRI CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

	Three Months Ended
	September 30
(In thousands)	2024	2023
Net income (loss)	$(12,267)	$(10,094)
Other comprehensive income (loss):
Foreign currency translation adjustments, net of deferred income taxes of $3,438 and $(1,926) in 2024 and 2023, respectively	22,985	(21,133)
Net gain (loss) on cash flow hedging instruments, net of deferred income taxes of $1,129 and $(418) in 2024 and 2023, respectively	(3,670)	1,250
Pension liability adjustments, net of deferred income taxes of $(262) and $(293) in 2024 and 2023, respectively	(11,125)	13,580
Unrealized gain (loss) on marketable securities, net of deferred income taxes of $(3) and $1 in 2024 and 2023, respectively	8	(4)
Total other comprehensive income (loss)	8,198	(6,307)
Total comprehensive income (loss)	(4,069)	(16,401)
Comprehensive (income) loss attributable to noncontrolling interests	(2,171)	(129)
Comprehensive income (loss) attributable to Enviri Corporation	$(6,240)	$(16,530)

	Nine Months Ended
	September 30
(In thousands)	2024	2023
Net income (loss)	$(40,233)	$(34,522)
Other comprehensive income (loss):
Foreign currency translation adjustments, net of deferred income taxes of $3,138 and $685 in 2024 and 2023, respectively	(4,355)	1,902
Net gain (loss) on cash flow hedging instruments, net of deferred income taxes of $442 and $(1,100) in 2024 and 2023, respectively	(1,679)	3,124
Pension liability adjustments, net of deferred income taxes of $(821) and $(1,003) in 2024 and 2023, respectively	328	10,218
Unrealized gain (loss) on marketable securities, net of deferred income taxes of $(2) and $(1) in 2024 and 2023	5	2
Total other comprehensive income (loss)	(5,701)	15,246
Total comprehensive income (loss)	(45,934)	(19,276)
Less: Comprehensive (income) loss attributable to noncontrolling interests	(4,723)	4,812
Comprehensive income (loss) attributable to Enviri Corporation	$(50,657)	$(14,464)

See accompanying notes to unaudited condensed consolidated financial statements.

ENVIRI CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30
(In thousands)	2024	2023
Cash flows from operating activities:
Net income (loss)	$(40,233)	$(34,522)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	111,525	102,893
Amortization	24,089	24,327
Deferred income tax (benefit) expense	5,634	3,946
Equity (income) loss of unconsolidated entities, net	84	593
Dividends from unconsolidated entities	204	—
Property, plant and equipment impairment charge	—	14,099
Remeasurement of long-lived assets	10,695	—
Gain on sale of businesses, net	(10,478)	—
Other, net	1,928	4,743
Changes in assets and liabilities, net of acquisitions and dispositions of businesses:
Accounts receivable	3,231	(48,175)
Inventories	(17,084)	(10,548)
Contract assets	(14,923)	1,317
Right-of-use assets	23,687	24,467
Accounts payable	7,421	(818)
Accrued interest payable	(5,092)	(6,828)
Accrued compensation	(13,412)	20,436
Advances on contracts	(10,446)	(21,824)
Operating lease liabilities	(23,341)	(22,980)
Retirement plan liabilities, net	(6,981)	(4,862)
Other assets and liabilities	(4,737)	(92)
Net cash (used) provided by operating activities	41,771	46,172
Cash flows from investing activities:
Purchases of property, plant and equipment	(102,094)	(93,630)
Proceeds from sale of business, net	57,667	—
Proceeds from sales of assets	12,479	2,080
Expenditures for intangible assets	(1,181)	(478)
Proceeds from notes receivable	17,023	11,238
Net proceeds (payments) from settlement of foreign currency forward exchange contracts	(6,133)	2,034
Other investing activities, net	—	462
Net cash used by investing activities	(22,239)	(78,294)
Cash flows from financing activities:
Short-term borrowings, net	(2,982)	4,196
Current maturities and long-term debt:
Additions	201,562	185,992
Reductions	(200,584)	(140,522)
Dividends paid to noncontrolling interests	(15,964)	—
Contributions from noncontrolling interests	874	1,654
Stock-based compensation - Employee taxes paid	(1,546)	(1,374)
Deferred financing costs	(3,765)	—
Net cash (used) provided by financing activities	(22,405)	49,946
Effect of exchange rate changes on cash and cash equivalents, including restricted cash	(8,609)	(4,231)
Net increase (decrease) in cash and cash equivalents, including restricted cash	(11,482)	13,593
Cash and cash equivalents, including restricted cash, at beginning of period	124,614	85,094
Cash and cash equivalents, including restricted cash, at end of period	$113,132	$98,687

Supplementary cash flow information:
Change in accrual for purchases of property, plant and equipment included in accounts payable	$3,501	$(3,252)

See accompanying notes to unaudited condensed consolidated financial statements.

ENVIRI CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (Unaudited)

	Enviri Corporation Stockholders’ Equity
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests
(In thousands, except share amounts)	Issued	Treasury					Total
Balances, December 31, 2022	$145,448	$(848,570)	$225,759	$1,614,441	$(567,636)	$53,600	$623,042
Net income (loss)	—	—	—	(9,525)	—	935	(8,590)
Total other comprehensive income (loss), net of deferred income taxes of $1,901	—	—	—	—	6,794	358	7,152
Purchase of subsidiary shares from noncontrolling interest	—	—	398	—	—	(398)	—
Vesting of restricted stock units and other stock grants, net 177,574 shares	395	(1,108)	(395)	—	—	—	(1,108)
Amortization of unearned portion of stock-based compensation, net of forfeitures	—	—	3,456	—	—	—	3,456
Balances, March 31, 2023	$145,843	$(849,678)	$229,218	$1,604,916	$(560,842)	$54,495	$623,952
Net income (loss)	—	—	—	(11,439)	—	(4,399)	(15,838)
Total other comprehensive income (loss), net of deferred income taxes of $(684)	—	—	—	—	16,236	(1,835)	14,401
Contributions from noncontrolling interest	—	—	—	—	—	1,654	1,654
Vesting of restricted stock units and other stock grants, net 82,415 shares	123	(130)	(123)	—	—	—	(130)
Amortization of unearned portion of stock-based compensation, net of forfeitures	—	—	3,368	—	—	—	3,368
Balances, June 30, 2023	$145,966	$(849,808)	$232,463	$1,593,477	$(544,606)	$49,915	$627,407
Net income (loss)	—	—	—	(10,802)	—	708	(10,094)
Total other comprehensive income (loss), net of deferred income taxes of $(2,636)	—	—	—	—	(5,728)	(579)	(6,307)
Vesting of restricted stock units and other stock grants, net 73,223 shares	113	(136)	(113)	—	—	—	(136)
Amortization of unearned portion of stock-based compensation, net of forfeitures	—	—	2,895	—	—	—	2,895
Balances, September 30, 2023	$146,079	$(849,944)	$235,245	$1,582,675	$(550,334)	$50,044	$613,765

	Enviri Corporation Stockholders’ Equity
(In thousands, except share amounts)	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests
	Issued	Treasury					Total
Balances, December 31, 2023	$146,105	$(849,996)	$238,416	$1,528,320	$(539,694)	$52,257	$575,408
Net income (loss)	—	—	—	(17,962)	—	1,116	(16,846)
Cash dividends declared:
Noncontrolling interests	—	—	—	—	—	(8,243)	(8,243)
Total other comprehensive income (loss), net of deferred income taxes of $(1,433)	—	—	—	—	(6,838)	(821)	(7,659)
Contributions from noncontrolling interests	—	—	—	—	—	874	874
Vesting of restricted stock units, net 201,053 shares	443	(1,270)	(443)	—	—	—	(1,270)
Amortization of unearned portion of stock-based compensation, net of forfeitures	—	—	3,860	—	—	—	3,860
Balances, March 31, 2024	$146,548	$(851,266)	$241,833	$1,510,358	$(546,532)	$45,183	$546,124
Net income (loss)	—	—	—	(13,601)	—	2,481	(11,120)
Cash dividends declared:
Noncontrolling interests	—	—	—	—	—	(4,308)	(4,308)
Total other comprehensive income (loss), net of deferred income taxes of $(112)	—	—	—	—	(6,016)	(224)	(6,240)
Stock appreciation rights exercised, net 603 shares	1	(2)	(1)	—	—	—	(2)
Vesting of restricted stock units and other stock grants, net 74,725 shares	102	(59)	(102)	—	—	—	(59)
Amortization of unearned portion of stock-based compensation, net of forfeitures	—	—	4,403	—	—	—	4,403
Balances, June 30, 2024	$146,651	$(851,327)	$246,133	$1,496,757	$(552,548)	$43,132	$528,798
Net income (loss)	—	—	—	(13,168)	—	901	(12,267)
Cash dividends declared:
Noncontrolling interests	—	—	—	—	—	(3,413)	(3,413)
Total other comprehensive income (loss), net of deferred income taxes of $4,302	—	—	—	—	6,928	1,270	8,198
Vesting of restricted stock units and other stock grants, net 23,351 shares	55	(214)	(55)	—	—	—	(214)
Amortization of unearned portion of stock-based compensation, net of forfeitures	—	—	4,777	—	—	—	4,777
Balances, September 30, 2024	$146,706	$(851,541)	$250,855	$1,483,589	$(545,620)	$41,890	$525,879

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

Reclassifications

During the nine months ended September 30, 2024, the Company determined that the held-for-sale criteria for Rail was no longer met and, as a result, the Company made reclassifications to prior year amounts previously classified as discontinued operations and assets held-for-sale in the Company's Consolidated Statements of Operations and Consolidated Balance Sheets, along with the accompanying notes to the Company's Consolidated Financial Statements. See Note 3, Discontinued Operations and Dispositions for further details.

2.     Recently Adopted and Recently Issued Accounting Standards

The Company has not adopted any accounting standards during the three and nine months ended September 30, 2024:

The following accounting standards have been issued and become effective for the Company at a future date:

In November 2023, the FASB issued changes that require expansion of annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. The changes become effective starting with the Company's annual financial statements for the year ended December 31, 2024. The Company is currently evaluating the impact that this change will have on the Company's disclosures and will apply the change retrospectively for all periods presented.

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

The reclassification of the results of the Rail business to continuing operations had the following impacts on the Consolidated Statement of Operations for the three and nine months ended September 30, 2023:

	Three Months Ended	Nine Months Ended
	September 30	September 30
(In thousands)	2023	2023
Service revenues	$17,806	$36,291
Product revenues	54,574	189,989
Total revenues	72,380	226,280
Cost of services sold	11,425	24,341
Cost of products sold	50,760	157,265
Total cost of sales	62,185	181,606
Selling, general and administrative expenses	9,124	29,001
Research and development expenses	631	1,494
Other expense (income), net	1,455	2,912
Total costs and expenses	73,395	215,013
Operating income (loss) from continuing operations	(1,015)	11,267
Interest income	44	96
Interest expense	(813)	(2,165)
Defined benefit pension income (expense)	6	19
Income (loss) from continuing operations before income taxes and equity income	(1,778)	9,217
Income tax benefit (expense) from continuing operations	611	(5,495)
Income (loss) from continuing operations	$(1,167)	$3,722

Harsco Environmental Segment
On April 1, 2024, the Company completed the sale of Performix Metallurgical Additives, LLC, a subsidiary of HE, for $17.5 million, subject to normal post-closing adjustments, and recognized a gain on the sale of $1.8 million (or approximately $1.3 million after-tax).

On August 29, 2024, the Company completed the sale of Reed Minerals, LLC, a subsidiary of HE, for $45.0 million subject to normal post-closing adjustments, and recognized a gain on sale of $8.7 million (or approximately $2.8 million after-tax). The most material classes of assets and liabilities on the date of the sale were Trade accounts receivable, net of $9.9 million, Inventories of $7.1 million, Property, plant and equipment ("PP&E") net of $10.7 million, Goodwill of $13.7 million and Accounts payable of $6.9 million.

Other
Discontinued operations include costs directly attributable to retained contingent liabilities of other previously disposed businesses.

4.    Accounts Receivable and Note Receivable
Accounts receivable consist of the following:

(In thousands)	September 30 2024	December 31 2023
Trade accounts receivable	$331,627	$353,709
Less: Allowance for expected credit losses	(12,721)	(15,522)
Trade accounts receivable, net	$318,906	$338,187
Other receivables (a)	$42,960	$40,565
(a) Other receivables include employee receivables, insurance receivable, tax claims and refunds and other miscellaneous items not included in Trade accounts receivable, net.

The change in provision for expected credit losses related to trade accounts receivable was as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(In thousands)	2024	2023	2024	2023
Change in provision for expected credit losses	$(1,361)	$6,054	$(880)	$6,448

At September 30, 2024, $21.4 million of the Company's trade accounts receivable were past due by twelve months or more, with $11.3 million of this amount reserved.

Accounts Receivable Securitization Facility
In June 2022, the Company and its SPE entered into an AR Facility with PNC Bank, National Association ("PNC") to accelerate cash flows from trade accounts receivable. On October 1, 2024, the Company renewed the AR Facility for a three-year term expiring in October 2027. The maximum purchase commitment by PNC is $150.0 million.

The total outstanding balance of trade receivables that have been sold and derecognized by the SPE is $150.0 million as of September 30, 2024 and December 31, 2023. The SPE owned $66.9 million and $82.2 million of trade receivables as of September 30, 2024 and December 31, 2023, respectively, which is included in the caption Trade accounts receivable, net, on the Condensed Consolidated Balance Sheets. See Note 9, Debt and Credit Agreements, for AR Facility expenses incurred.

The Company received proceeds of $5.0 million from the AR Facility for the nine months ended September 30, 2023. No proceeds were received during the nine months ended September 30, 2024

Factoring Arrangements
The Company maintains factoring arrangements with a financial institution to sell certain accounts receivable that are also accounted for as a sale of financial assets and accordingly, derecognized from the Company's Consolidated Balance Sheet. The following table reflects balances for net amounts sold and program capacities for the arrangements:

(In millions)	September 30 2024	December 31 2023
Net amounts sold under factoring arrangements	$14.7	$16.1
Program capacities	20.1	32.6

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

(In millions)	September 30 2024	December 31 2023
Note receivable, at amortized cost	$—	$14.0
Note receivable, fair value	—	15.4

5.    Inventories
Inventories consist of the following:

(In thousands)	September 30 2024	December 31 2023
Finished goods	$22,784	$16,171
Work-in-process	20,617	13,081
Raw materials and purchased parts	105,904	114,046
Stores and supplies	46,884	46,071
Total inventories	$196,189	$189,369

6.     Property, Plant and Equipment
PP&E consist of the following:

(In thousands)	September 30 2024	December 31 2023
Land and improvements	$95,101	$93,793
Buildings and improvements	236,279	243,472
Machinery and equipment	1,671,568	1,729,637
Uncompleted construction	64,581	66,241
Gross property, plant and equipment	2,067,529	2,133,143
Less: Accumulated depreciation	(1,369,214)	(1,425,746)
Property, plant and equipment, net	$698,315	$707,397

During the nine months ended September 30, 2023, the Company recorded an impairment charge of $14.1 million related to abandoned equipment at a customer site of HE China, which is included in the caption Property, plant and equipment impairment charge in the Condensed Consolidated Statements of Operations.

7. Leases
The components of lease expense were as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(In thousands)	2024	2023	2024	2023
Finance leases:
Depreciation expense	$3,445	$2,051	$9,046	$5,614
Interest on lease liabilities	1,164	482	3,064	1,414
Operating leases	9,689	9,277	29,482	28,497
Variable and short-term lease expense	13,756	13,606	41,555	40,136
Sublease income	(1)	(2)	(5)	(5)
Total lease expense	$28,053	$25,414	$83,142	$75,656

8.     Goodwill and Other Intangible Assets

The Company tests for goodwill impairment annually, or more frequently if indicators of impairment exist, or if a decision is made to dispose of a business. The Company performs its annual goodwill impairment test as of October 1 and monitors for triggering events on an ongoing basis.

During the nine months ended September 30, 2024, the Company determined that there were no events or indicators present that would indicate that it was more-likely-than-not that its reporting units' fair values were less than their carrying amounts, which would require a further interim impairment analysis. However, unfavorable economic conditions, including continued cost inflation and labor shortages, as well as rising interest rates, could impact the Company's future projected cash flows and discount rates used to estimate fair value, which could result in an impairment charge to any of the Company's reporting units in a future period.

During the nine months ended September 30, 2024, due to the loss of a customer in Europe for HE, the Company recorded a $2.8 million charge to fully impair the value of a related customer relationship intangible asset. This amount is included in the caption Other expense (income), net on the Consolidated Statement of Operations.

9. Debt and Credit Agreements

Long-term debt consists of the following:

(In thousands)	September 30 2024	December 31 2023
Senior Secured Credit Facilities:
Term Loan	$483,750	$487,500
Revolving Credit Facility	437,000	422,000
5.75% Senior Notes	475,000	475,000
Other financing payable (including finance leases) in varying amounts	67,638	44,469
Total debt obligations	1,463,388	1,428,969
Less: deferred financing costs	(13,568)	(11,974)
Total debt obligations, net of deferred financing costs	1,449,820	1,416,995
Less: current maturities of long-term debt	(17,952)	(15,558)
Long-term debt	$1,431,868	$1,401,437
In September 2024, the Company amended its Senior Secured Credit Facilities to, among other things, extend the term of the Revolving Credit Facility to September 5, 2029 and adjust the limit to $625.0 million. In addition, the Company retained $50.0 million of its existing revolving commitments which mature on March 10, 2026. The extended Revolving Credit Facility bears interest at a rate, depending on total net leverage, ranging from 75 to 125 basis points over base rate or 175 to 225 basis points over SOFR and the existing Revolving Credit Facility bears interest at a rate, depending on total net leverage, ranging from 50 to 175 basis points over base rate or 150 to 275 basis points over SOFR, in each case, subject to zero floor. The Company expensed $0.3 million of previously recorded deferred financing costs and capitalized $4.4 million of fees incurred related to the amendment.

Also as a result of this amendment, the net debt to consolidated adjusted EBITDA ratio covenant is 4.75x for the quarter ended September 30, 2024, and decreases to 4.50x for the quarter ended June 30, 2025, 4.25x for the quarter ended December 31, 2025 and 4.00x thereafter. The Company's required coverage of consolidated interest charges is set at a minimum of 2.75x through the end of 2024 and increases to 3.00x beginning with the first quarter of 2025.

At September 30, 2024, the Company was in compliance with its debt covenants under the Senior Secured Credit Facilities, with a total net debt to Consolidated Adjusted EBITDA ratio of 3.99x and a total interest coverage ratio of 3.15x. The Company believes it will continue to maintain compliance with these covenants based on its current outlook. However, the Company's estimates of compliance with these covenants could change in the future with a deterioration in economic conditions, higher than forecasted interest rates, the timing of working capital including the collection of receivables, an inability to realize increased pricing and implement cost reduction initiatives that mitigate the impacts of inflation and other factors that may adversely impact its compliance with covenants.
Facility Fees and Debt-Related Income (Expense)
The components of the Condensed Consolidated Statements of Operations caption Facility fees and debt-related income (expense) were as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(In thousands)	2024	2023	2024	2023
Gain (loss) on extinguishment of debt	$(325)	$—	$(325)	$—
Unused debt commitment and amendment fees	—	—	—	(12)
Securitization and factoring fees	(2,653)	(2,806)	(8,362)	(7,887)
Facility fees and debt-related income (expense)	$(2,978)	$(2,806)	$(8,687)	$(7,899)

10.  Employee Benefit Plans

	Three Months Ended
	September 30
Defined Benefit Pension Plan Net Periodic Pension Cost (Benefit)	U.S. Plans		International Plans
(In thousands)	2024	2023	2024	2023
Service costs	$—	$—	$334	$314
Interest costs	2,419	2,543	7,551	7,664
Expected return on plan assets	(2,236)	(1,750)	(8,480)	(7,921)
Recognized prior service costs	—	—	119	116
Recognized actuarial losses	1,045	1,150	3,864	3,633
Defined benefit pension plan net periodic pension cost (benefit)	$1,228	$1,943	$3,388	$3,806

	Nine Months Ended
	September 30
Defined Benefit Pension Plans Net Periodic Pension Cost (Benefit)	U.S. Plans		International Plans
(In thousands)	2024	2023	2024	2023
Service costs	$—	$—	$1,007	$941
Interest costs	7,257	7,629	22,445	22,645
Expected return on plan assets	(6,708)	(5,250)	(25,194)	(23,404)
Recognized prior service costs	—	—	354	345
Recognized actuarial losses	3,135	3,451	11,459	10,732
Defined benefit pension plans net periodic pension cost (benefit)	$3,684	$5,830	$10,071	$11,259

Cash contributions to U.S. and international defined benefit pension plans totaled $6.8 million and $13.3 million for the nine months ended September 30, 2024, respectively. The Company's estimate of expected cash contributions to be paid during the remainder of 2024 for the U.S. and international defined benefit pension plans is $0.4 million and $4.4 million, respectively.

11.     Income Taxes

Income tax expense from continuing operations for the three and nine months ended September 30, 2024 was $13.4 million and $31.4 million, respectively, compared with $3.5 million and $26.8 million for the three and nine months ended September 30, 2023, respectively. The income tax expense increase for the three months ended September 30, 2024, compared with the three months ended September 30, 2023, primarily includes $5.7 million of tax expense related to the net gain from the Reed sale, the increased disallowed interest expense in the U.S. resulting from reduced income, the withholding tax on cash repatriation in certain foreign jurisdictions, as well as a change in the geographical mix of income, partially offset by the tax benefit resulting from an $11.2 million additional forward loss provision recorded for Rail's Network Rail contract. The increase in income tax expense for the nine months ended September 30, 2024, compared with the nine months ended September 30, 2023, primarily includes $5.7 million of tax expense related to the net gain from the Reed sale, the increased disallowed interest expense in the U.S. resulting from reduced income, the withholding tax on cash repatriation in certain foreign jurisdictions, as well as a change in the geographical mix of income, partially offset by the net tax benefit resulting from the year-over-year change in the forward loss provision recorded for Rail's Network Rail contract of $36.8 million and a $3.7 million valuation allowance for a deferred tax asset in a certain foreign jurisdiction in 2023, not recurring in 2024.

For the three and nine months ended September 30, 2024, the Company calculated its quarterly tax provision based on its best estimate of the full year tax rate applicable to the quarter. For the three and nine months ended September 30, 2023, due to the insignificant amount of pre-tax book loss relative to the size of permanent book-tax differences and a varying net income (loss) pattern projected for the year, the Company’s tax provision estimate was determined using an actual year-to-date method.

The reserve for uncertain tax positions on September 30, 2024 and December 31, 2023 was $3.6 million and $3.4 million, respectively, including interest and penalties. Within the next twelve months, it is reasonably possible that $0.6 million in unrecognized income tax benefits will be recognized upon settlement of tax examinations and the expiration of various statutes of limitations.

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

The following table summarizes information related to the location and undiscounted amount of the Company's environmental liabilities:

(In thousands)	September 30 2024	December 31 2023
Current portion of environmental liabilities (a)	$8,981	$7,540
Long-term environmental liabilities	22,959	25,682
Total environmental liabilities	$31,940	$33,222
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

On January 27, 2020, the EPA issued a Notice of Potential Liability to the Company, along with several other companies, concerning the Newtown Creek Superfund Site located in Kings and Queens Counties in New York, which alleges certain facilities formerly owned or operated by subsidiaries of the Company may have resulted in the discharge of hazardous substances into Newtown Creek or its Dutch Kills tributary. The site has been subject to CERCLA response activities since approximately 2011. The EPA expects to issue a Record of Decision for the sitewide cleanup plan no sooner than 2028 and announced, in July 2021, that it would defer its decision on a potential early action response for the lower two miles of the Creek until the sitewide studies are completed. On August 28, 2024, the EPA released a proposed plan for clean up of the East Branch portion of Newtown Creek. The Company is one of 23 Potentially Responsible Parties ("PRPs") that have received notices, though it is believed other PRPs may exist. The Company vigorously contests the allegations of this notice and currently does not believe that this matter will have a material effect on the Company’s financial position or results from operations.

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

The Company has had ongoing meetings with the SCE over processing salt cakes, a processing byproduct, stored at the Al Hafeerah site. The Company’s Bahrain operations that produced the salt cakes has ceased operations. An Environmental Impact Assessment and Technical Feasibility Study for facilities to process the salt cakes was approved by the SCE during the first quarter of 2018. Commissioning of the facilities was completed during the third quarter of 2021 and the processing of the salt cakes has commenced. The Company's current reserve of $4.9 million at September 30, 2024 continues to represent the Company's best estimate of the ultimate costs to be incurred to resolve this matter. The Company continues to evaluate this reserve and any future change in estimated costs which could be material to the Company’s results of operations in any one period.

On July 27, 2018, Brazil’s Federal and Rio de Janeiro State Public Prosecution Offices (the "MPF" and "MPE", respectively) filed a Civil Public Action against CSN, one of the Company's customers, the Company’s Brazilian subsidiary, the Municipality of Volta Redonda, Brazil, and the Instituto Estadual do Ambiente, the state of Rio de Janeiro's environmental protection agency, seeking the implementation of various measures to limit and reduce the accumulation of customer-owned slag at the site in Brazil. On August 6, 2018, the 3rd Federal Court in Volta Redonda (the "Volta Redonda Court") granted the MPF and MPE an injunction against the defendants requiring, among other things, CSN and the Company’s Brazilian subsidiary to limit the volume of slag sent to the site. Because the customer owns the site and the slag located on the site, the Company believes that complying with this injunction is the steel producer’s responsibility. Nevertheless, the Volta Redonda Court issued two orders fining the Company and CSN for what it viewed as violations of the injunction. The Company appealed the fines and the underlying injunction and, beginning on March 25, 2022, the Volta Redonda Court entered a series of orders suspending the litigation proceedings and staying any additional fines and interest accruals while the parties discuss a possible resolution to the matter. The aggregate amount of fines levied against the Company, exclusive of interest, is approximately 32 million Brazilian reais (or approximately $6 million as of September 30, 2024), plus interest. On October 5, 2024, the Volta Redonda Court determined that, as of August 1, 2024, the Company was not responsible for complying with the injunction because the Company no longer operates at the site. The Company and the other parties continue to discuss a potential resolution related to the portion of the authorities' claims that allegedly occurred prior to August 1, 2024. The Company does not believe that a loss relating to this matter is probable or estimable at this point.

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

In October 2009, the Company received notification of the SPRA’s final administrative decision regarding the levying of ICMS in the State of São Paulo in relation to services provided to a customer in the State between January 2004 and May 2005. Another ICMS tax case involving the SPRA refers to the tax period from January 2002 to December 2003. On April 23, 2024, the Company’s customer directed the Company to accept a settlement offer made by the SPRA and the Company accepted the settlement offer on April 26, 2024. Under the settlement, the Company will pay a total of $3.5 million over sixty months, plus interest, in return for a full release from the SPRA as to both claims. Pursuant to our contractual rights, the Company is indemnified by its customer for this amount and the customer is making payments to the government on behalf of the Company. Therefore, the Company has recorded an indemnification receivable from the customer for this amount.
On December 30, 2020, the Company received an assessment from the municipal authority in Ipatinga, Brazil alleging $1.9 million in unpaid service taxes from the period 2015 to 2020. After calculating the interest and penalties accrued, the Company estimates that the current overall potential liability for this case is approximately $5.9 million. On July 21, 2023, the Company filed the last administrative appeal against the decision that maintained the assessment and a final administrative decision is still pending. Due to the multiple defenses that are available, the Company does not believe a loss is probable.
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
At September 30, 2024, there were approximately 17,000 pending asbestos personal injury actions filed against the Company. The vast majority of these actions were filed in the New York Supreme Court (New York County), of which the majority of such actions were on the Deferred/Inactive Docket created by the New York Supreme Court in December 2002 for all pending and future asbestos actions filed by persons who cannot demonstrate that they have a malignant condition or discernible physical impairment. A relatively small portion of cases are on the Active or In Extremis docket in New York County or on active dockets in other jurisdictions. The complaints in most of those actions generally follow a form that contains a standard demand of significant damages, regardless of the individual plaintiff's alleged medical condition, and without identifying any Company product.

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
In view of the persistence of asbestos litigation in the U.S., the Company expects to continue to receive additional claims in the future. The Company intends to continue its practice of vigorously defending these claims and cases. At September 30, 2024, the Company has successfully dismissed approximately 28,500 cases by stipulation or summary judgment prior to trial.
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

13.  Reconciliation of Basic and Diluted Shares

	Three Months Ended		Nine Months Ended
	September 30		September 30
(In thousands, except per share amounts)	2024	2023	2024	2023
Income (loss) from continuing operations attributable to Enviri Corporation common stockholders	$(11,995)	$(9,663)	$(41,556)	$(28,539)
Weighted-average shares outstanding:
Weighted-average shares outstanding - basic	80,165	79,850	80,085	79,767
Dilutive effect of stock-based compensation	—	—	—	—
Weighted-average shares outstanding - diluted	80,165	79,850	80,085	79,767
Earnings (loss) from continuing operations per common share, attributable to Enviri Corporation common stockholders:
Basic	$(0.15)	$(0.12)	$(0.52)	$(0.36)
Diluted	$(0.15)	$(0.12)	$(0.52)	$(0.36)

The following average outstanding stock-based compensation units were not included in the computation of diluted earnings (loss) per share because the effect was either antidilutive or the market conditions for the performance share units were not met:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(In thousands)	2024	2023	2024	2023
Restricted stock units	1,607	969	1,650	997
Stock appreciation rights	2,618	2,380	2,764	2,427
Performance share units	1,833	1,341	1,852	1,382

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

The fair value of outstanding derivative contracts recorded as assets and liabilities on the Company's Condensed Consolidated Balance Sheets was as follows:

(In thousands)	Balance Sheet Location	Fair Value of Derivatives Designated as Hedging Instruments	Fair Value of Derivatives Not Designated as Hedging Instruments	Total Fair Value
September 30, 2024
Asset derivatives (Level 2):
Foreign currency exchange forward contracts	Other current assets	$27	$275	$302
Total		$27	$275	$302

Liability derivatives (Level 2):
Foreign currency exchange forward contracts	Other current liabilities	$1,296	$6,954	$8,250
Interest rate swaps	Other current liabilities	1,130	—	1,130
Interest rate swaps	Other liabilities	802	—	802
Total		$3,228	$6,954	$10,182

December 31, 2023
Asset derivatives (Level 2):
Foreign currency exchange forward contracts	Other current assets	$77	$1,597	$1,674
Interest rate swaps	Other current assets	1,443	—	1,443
Total		$1,520	$1,597	$3,117

Liability derivatives (Level 2):
Foreign currency exchange forward contracts	Other current liabilities	$561	$8,064	$8,625
Interest rate swaps	Other liabilities	2,150	—	2,150
Total		$2,711	$8,064	$10,775

All of the Company's derivatives are recorded on the Condensed Consolidated Balance Sheets at gross amounts and do not offset. All of the Company's interest rate swaps and certain foreign currency exchange forward contracts are transacted under ISDA documentation. Each ISDA master agreement permits the net settlement of amounts owed in the event of default. The Company's derivative assets and liabilities subject to enforceable master netting arrangements, if offset, would have resulted in net liabilities of $1.9 million and $0.5 million at September 30, 2024 and December 31, 2023, respectively.
The effect of derivative instruments on the Company's Condensed Consolidated Statements of Comprehensive Income (Loss) was as follows:
Derivatives Designated as Hedging

	Gain (Loss) Recognized in OCI on Derivatives		Loss (Gain) Reclassified from AOCI into Income - Effective Portion or Equity
	Three Months Ended		Three Months Ended
	September 30		September 30
(In thousands)	2024	2023	2024	2023
Foreign currency exchange forward contracts	$(1,188)	$373	$541	$(270)
Interest rate swaps	(3,284)	2,390	(866)	(825)
	$(4,472)	$2,763	$(325)	$(1,095)

	Gain (Loss) Recognized in OCI on Derivatives		Loss (Gain) Reclassified from AOCI into Income - Effective Portion or Equity
	Nine Months Ended		Nine Months Ended
	September 30		September 30
(In thousands)	2024	2023	2024	2023
Foreign currency exchange forward contracts	$(938)	$(748)	$44	$1,007
Interest rate swaps	1,394	5,655	(2,619)	(1,690)
	$456	$4,907	$(2,575)	$(683)

The location and amount of gain (loss) recognized on the Company's Condensed Consolidated Statements of Operations was as follows:

	Three Months Ended
	September 30
	2024		2023
(In thousands)	Product Revenues	Interest Expense	Product Revenues	Interest Expense
Total amounts in the Condensed Consolidated Statement of Operations in which the effects of derivatives designated as hedging instruments are recorded	$85,495	$(28,813)	$106,177	$(27,552)
Interest rate swaps:
Gain (loss) reclassified from AOCI into income	—	866	—	825
Foreign exchange contracts:
Gain (loss) reclassified from AOCI into income	(541)	—	270	—

	Nine Months Ended
	September 30
	2024		2023
(In thousands)	Product Revenues	Interest Expense	Product Revenues	Interest Expense
Total amounts in the Condensed Consolidated Statement of Operations in which the effects of derivatives designated as hedging instruments are recorded	$291,368	$(84,869)	$332,375	$(78,956)
Interest rate swaps:
Gain (loss) reclassified from AOCI into income	—	2,619	—	1,690
Foreign exchange contracts:
Gain (loss) reclassified from AOCI into income	(44)	—	(1,007)	—

Derivatives Not Designated as Hedging Instruments

	Location of Gain (Loss) Recognized in Income on Derivatives (a)	Amount of Gain (Loss) Recognized in Income on Derivatives (a)
		Three Months Ended		Nine Months Ended
		September 30		September 30
(In thousands)		2024	2023	2024	2023
Foreign currency exchange forward contracts	Cost of services and products sold	$(18,569)	$12,174	$(6,344)	$13,739
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
The recognized gains and losses offset amounts recognized in cost of services and products sold principally as a result of intercompany or third-party foreign currency exposures. At September 30, 2024 and December 31, 2023, the notional amounts of foreign currency exchange forward contracts were $657.0 million and $633.3 million, respectively. These contracts are primarily denominated in British Pound Sterling and Euros and mature through 2027.
In addition to foreign currency exchange forward contracts, the Company designates certain loans as hedges of net investments in international subsidiaries. The Company recorded a pre-tax net gain of $0.9 million for the three months ended September 30, 2024 and a pre-tax net loss of $0.3 million for the three months ended September 30, 2023, and pre-tax net gains of $2.1 million and $1.2 million for the nine months ended September 30, 2024 and September 30, 2023, respectively, in OCI.

Interest Rate Swaps
The Company uses interest rate swaps in conjunction with certain variable rate debt issuances in order to secure a fixed interest rate. Changes in the fair value attributed to the effect of the swaps’ interest spread and changes in the credit worthiness of the counter-parties are recorded in OCI and are reclassified into income as interest payments are made.

In the first quarter of 2023, the Company entered into a series of interest rate swaps with a scheduled maturity of December 2025. The swaps have the effect of converting $300.0 million of the Term Loan from a floating interest rate to a fixed interest rate and are classified as cash flow hedges. The fixed rates provided by these swaps, ranging from 4.16% to 4.21%, replace the adjusted SOFR rate in the interest calculation.

In October 2024, the Company entered into a new series of interest rate swaps that will be in effect upon the maturity of the existing interest rate swaps in December 2025 and will mature in March 2028. These forward swaps will continue to have the same effect of converting $300.0 million from the Term Loan from a floating interest rate to a fixed interest rate and will be classified as cash flow hedges. These swaps will provide fixed interest rates that range from 3.06% to 3.12% and will continue to replace the adjusted SOFR rate in the interest calculation.

Fair Value of Other Financial Instruments
The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and short-term borrowings approximate fair value due to the short-term maturities of these assets and liabilities. At September 30, 2024 and December 31, 2023, the total fair value of long-term debt and current maturities, excluding deferred financing costs, was $1,450.2 million and $1,394.5 million, respectively, compared with a carrying value of $1,463.4 million and $1,429.0 million, respectively. Fair values for debt are based on pricing models using market-based inputs (Level 2) for similar issues or on the current rates offered to the Company for debt of the same remaining maturities.

15. Review of Operations by Segment

	Three Months Ended		Nine Months Ended
	September 30		September 30
(In thousands)	2024	2023	2024	2023
Revenues
Harsco Environmental	$279,148	$285,877	$871,196	$848,659
Clean Earth	236,791	238,711	698,926	691,750
Harsco Rail	57,688	72,380	213,815	226,280
Total Revenues	$573,627	$596,968	$1,783,937	$1,766,689
Operating Income (Loss) from Continuing Operations
Harsco Environmental	$33,181	$17,867	$73,055	$52,885
Clean Earth	26,833	21,497	71,308	61,002
Harsco Rail	(14,101)	(999)	(26,251)	10,270
Corporate	(8,541)	(9,605)	(23,672)	(29,795)
Total Operating Income (Loss) from Continuing Operations	$37,372	$28,760	$94,440	$94,362
Depreciation
Harsco Environmental	$27,554	$28,793	$83,793	$84,707
Clean Earth	8,685	6,054	24,347	16,528
Harsco Rail	1,040	—	2,424	—
Corporate	300	550	961	1,658
Total Depreciation	$37,579	$35,397	$111,525	$102,893
Amortization
Harsco Environmental	$532	$1,013	$2,525	$3,020
Clean Earth	5,991	6,330	18,147	18,472
Harsco Rail	68	—	157	—
Corporate (a)	1,318	952	3,260	2,835
Total Amortization	$7,909	$8,295	$24,089	$24,327
Capital Expenditures
Harsco Environmental	$24,905	$20,735	$69,674	$75,826
Clean Earth	13,020	6,186	27,084	15,990
Harsco Rail	3,567	279	5,154	1,515
Corporate	82	89	182	299
Total Capital Expenditures	$41,574	$27,289	$102,094	$93,630
(a) Amortization expense on Corporate relates to the amortization of deferred financing costs.

Reconciliation of Segment Operating Income to Income (Loss) From Continuing Operations before Income Taxes and Equity Income

	Three Months Ended		Nine Months Ended
	September 30		September 30
(In thousands)	2024	2023	2024	2023
Segment operating income (loss)	$45,913	$38,365	$118,112	$124,157
General Corporate expense	(8,541)	(9,605)	(23,672)	(29,795)
Operating income (loss) from continuing operations	37,372	28,760	94,440	94,362
Interest income	981	1,722	6,113	4,796
Interest expense	(28,813)	(27,552)	(84,869)	(78,956)
Facility fees and debt-related income (expense)	(2,978)	(2,806)	(8,687)	(7,899)
Defined benefit pension income (expense)	(4,257)	(5,430)	(12,599)	(16,159)
Income (loss) from continuing operations before income taxes and equity income	$2,305	$(5,306)	$(5,602)	$(3,856)

16. Revenues

The Company recognizes revenues to depict the transfer of promised services and products to customers in an amount that reflects the consideration the Company expects to receive in exchange for those services and products. Service revenues include CE and the service components of HE and Rail. Product revenues include portions of HE and Rail.

A summary of the Company's revenues by primary geographical markets as well as by key product and service groups is as follows:

	Three Months Ended
	September 30, 2024
(In thousands)	Harsco Environmental Segment	Clean Earth Segment	Harsco Rail Segment	Consolidated Totals
Primary Geographical Markets (a):
North America	$70,316	$236,791	$31,644	$338,751
Western Europe	108,709	—	21,294	130,003
Latin America (b)	38,195	—	247	38,442
Asia-Pacific	31,333	—	4,503	35,836
Middle East and Africa	26,327	—	—	26,327
Eastern Europe	4,268	—	—	4,268
Total Revenues	$279,148	$236,791	$57,688	$573,627
Key Product and Service Groups:
Environmental services related to resource recovery for metals manufacturing and related logistical services	$235,490	$—	$—	$235,490
Ecoproducts	36,663	—	—	36,663
Environmental systems for aluminum dross and scrap processing	6,995	—	—	6,995
Railway track maintenance equipment	—	—	19,099	19,099
After market parts and services; safety and diagnostic technology	—	—	23,495	23,495
Railway contracting services	—	—	15,094	15,094
Hazardous waste processing solutions	—	194,557	—	194,557
Soil and dredged materials processing and reuse solutions	—	42,234	—	42,234
Total Revenues	$279,148	$236,791	$57,688	$573,627

	Three Months Ended
	September 30, 2023
(In thousands)	Harsco Environmental Segment	Clean Earth Segment	Harsco Rail Segment	Consolidated Totals
Primary Geographical Markets (a):
North America	$78,528	$238,711	$50,322	$367,561
Western Europe	109,473	—	20,294	129,767
Latin America (b)	44,351	—	700	45,051
Asia-Pacific	25,787	—	1,064	26,851
Middle East and Africa	22,673	—	—	22,673
Eastern Europe	5,065	—	—	5,065
Total Revenues	$285,877	$238,711	$72,380	$596,968

	Three Months Ended
	September 30, 2023
(In thousands)	Harsco Environmental Segment	Clean Earth Segment	Harsco Rail Segment	Consolidated Totals

Key Product and Service Groups:
Environmental services related to resource recovery for metals manufacturing and related logistical services	$234,274	$—	$—	$234,274
Ecoproducts	43,841	—	—	43,841
Environmental systems for aluminum dross and scrap processing	7,762	—	—	7,762
Railway track maintenance equipment	—	—	24,531	24,531
After market parts and services; safety and diagnostic technology	—	—	31,310	31,310
Railway contracting services	—	—	16,539	16,539
Hazardous waste processing solutions	—	194,927	—	194,927
Soil and dredged materials processing and reuse solutions	—	43,784	—	43,784
Total Revenues	$285,877	$238,711	$72,380	$596,968

	Nine Months Ended
	September 30, 2024
(In thousands)	Harsco Environmental Segment	Clean Earth Segment	Harsco Rail Segment	Consolidated Totals
Primary Geographical Markets (a):
North America	$238,553	$698,926	$129,119	$1,066,598
Western Europe	328,604	—	61,318	389,922
Latin America (b)	122,396	—	3,205	125,601
Asia-Pacific	88,593	—	20,173	108,766
Middle East and Africa	79,858	—	—	79,858
Eastern Europe	13,192	—	—	13,192
Total Revenues	$871,196	$698,926	$213,815	$1,783,937
Key Product and Service Groups:
Environmental services related to resource recovery for metals manufacturing and related logistical services	$747,303	$—	$—	$747,303
Ecoproducts	107,190	—	—	107,190
Environmental systems for aluminum dross and scrap processing	16,703	—	—	16,703
Railway track maintenance equipment	—	—	79,535	79,535
After-market parts and services; safety and diagnostic technology	—	—	89,502	89,502
Railway contracting services	—	—	44,778	44,778
Hazardous waste processing solutions	—	581,341	—	581,341
Soil and dredged materials processing and reuse solutions	—	117,585	—	117,585
Total Revenues	$871,196	$698,926	$213,815	$1,783,937

	Nine Months Ended
	September 30, 2023
(In thousands)	Harsco Environmental Segment	Clean Earth Segment	Harsco Rail Segment	Consolidated Totals
Primary Geographical Markets (a):
North America	$238,617	$691,750	$163,934	$1,094,301
Western Europe	318,177	—	44,858	363,035
Latin America (b)	127,486	—	1,865	129,351
Asia-Pacific	87,087	—	15,623	102,710
Middle East and Africa	62,195	—	—	62,195
Eastern Europe	15,097	—	—	15,097
Total Revenues	$848,659	$691,750	$226,280	$1,766,689
Key Product and Service Groups:
Environmental services related to resource recovery for metals manufacturing and related logistical services	$706,273	$—	$—	$706,273
Ecoproducts	122,747	—	—	122,747
Environmental systems for aluminum dross and scrap processing	19,639	—	—	19,639
Railway track maintenance equipment	—	—	98,771	98,771
After-market parts and services; safety and diagnostic technology	—	—	93,633	93,633
Railway contracting services	—	—	33,876	33,876
Hazardous waste processing solutions	—	578,545	—	578,545
Soil and dredged materials processing and reuse solutions	—	113,205	—	113,205
Total Revenues	$848,659	$691,750	$226,280	$1,766,689
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

The Company had contract assets totaling $107.9 million and $86.9 million at September 30, 2024 and December 31, 2023, respectively. The Company had advances on contracts totaling $28.3 million and $38.6 million at September 30, 2024 and December 31, 2023, respectively. During the three and nine months ended September 30, 2024, the Company recognized $4.8 million and $25.3 million, respectively, of revenue related to amounts previously included in advances on contracts. During the three and nine months ended September 30, 2023, the Company recognized revenues of $13.3 million and $35.8 million, respectively, related to amounts previously included in advances on contracts.

At September 30, 2024, HE had remaining, fixed, unsatisfied performance obligations where the expected contract duration exceeds one year totaling $73.7 million. Of this amount, $21.7 million is expected to be fulfilled by September 30, 2025, $17.7 million by September 30, 2026, $14.1 million by September 30, 2027, $11.8 million by September 30, 2028 and the remainder thereafter. These amounts exclude any variable fees, fixed fees subject to indexation and any performance obligations expected to be satisfied within one year.

At September 30, 2024, Rail had remaining, fixed, unsatisfied performance obligations where the expected contract duration exceeds one year totaling $119.0 million. Of this amount, $54.9 million is expected to be fulfilled by September 30, 2025, $27.3 million by September 30, 2026, $21.0 million by September 30, 2027, $6.9 million by September 30, 2028 and the remainder thereafter. These amounts exclude any variable fees, fixed fees subject to indexation and any performance obligations expected to be satisfied within one year.

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

For the Network Rail contract, the Company recorded an additional loss provision of $11.2 million in the third quarter of 2024, primarily related to delays in the estimated delivery of the machines and increased engineering and manufacturing costs primarily as a result of design changes. For the nine months ended September 30, 2024, the forward loss provision totaled $13.3 million. It is possible there may be additional delays in the project requiring additional costs to be recorded in the future, which could have a material impact on the Company's results in that period. During the nine months ended September 30, 2023, the Company reversed a portion of its previous estimated loss provision adjustment in the amount of $23.5 million. The favorable adjustment was the result of an amendment to the contract with Network Rail which extended the delivery schedule for the machines and reduced the estimate of liquidated damages. The majority of the reduction in liquidated damages was recorded as an increase to revenue and contract assets. Partially offsetting this were higher estimated material, engineering and labor costs due to additional experience gained during the manufacturing process.

For the Deutsche Bahn contract, the Company recorded an additional loss provision of $7.2 million during the nine months ended September 30, 2024 related to supplier price increases, challenges with supplier quality on key components and increased engineering efforts that exceeded previous estimates. During the third quarter of 2023, the Company recorded an additional forward loss provision of $2.4 million. For the nine months ended September 30, 2023, the forward loss provision totaled $10.8 million. The additional loss provisions were due to increased costs related to a critical supplier that had filed for bankruptcy in 2022 and ceased operations during the second quarter of 2023, as well as an increase in estimated component costs and engineering costs.

For the SBB contract, during the third quarter of 2024, the Company recorded a favorable adjustment of $0.7 million. For the nine months ended September 30, 2024, the net reduction totaled $0.5 million. For the nine months ended September 30, 2023, the Company recorded an additional forward loss provision of $6.1 million due to increased costs related to estimates for material, engineering and commissioning costs for the remaining vehicles.

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

As of September 30, 2024, the contracts with Network Rail, Deutsche Bahn and SBB are 63%, 46% and 90% complete, respectively, based on costs incurred.

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

17.   Other Expense (Income), Net

The major components of this Condensed Consolidated Statements of Operations caption were as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(In thousands)	2024	2023	2024	2023
Employee termination benefit costs	$1,316	$1,210	$5,926	$1,377
Other costs (income) for exit activities (a)	518	1,182	1,405	(6,306)
Impaired asset write-downs	753	88	5,365	88
Net gains on sale of assets	(2,547)	(20)	(6,096)	(250)
Other	—	405	—	1,039
Other (income) expenses, net	$40	$2,865	$6,600	$(4,052)
(a) The nine months ended September 30, 2023 included a $9.8 million net gain recognized related to a lease modification that resulted in lease incentive for the Company to relocate an HE site prior to the end of the expected lease term.

18. Components of Accumulated Other Comprehensive Loss
AOCI is included on the Condensed Consolidated Statements of Stockholders' Equity. The components of AOCI, net of the effect of income taxes, and activity for the nine months ended September 30, 2023 and 2024 were as follows:

	Components of AOCI, Net of Tax
(In thousands)	Cumulative Foreign Exchange Translation Adjustments		Effective Portion of Derivatives Designated as Hedging Instruments		Cumulative Unrecognized Actuarial Losses on Pension Obligations		Unrealized Gain (Loss) on Marketable Securities	Total
Balance at December 31, 2022	$(213,104)		$157		$(354,699)		$10	$(567,636)
OCI before reclassifications	1,902	(a)	3,671	(b)	(3,433)	(a)	2	2,142
Amounts reclassified from AOCI, net of tax	—		(547)		13,651		—	13,104
Total OCI	1,902		3,124		10,218		2	15,246
Less: OCI attributable to noncontrolling interests	2,056		—		—		—	2,056
OCI attributable to Enviri Corporation	3,958		3,124		10,218		2	17,302
Balance at September 30, 2023	$(209,146)		$3,281		$(344,481)		$12	$(550,334)

	Components of AOCI, Net of Tax
(In thousands)	Cumulative Foreign Exchange Translation Adjustments		Effective Portion of Derivatives Designated as Hedging Instruments		Cumulative Unrecognized Actuarial Losses on Pension Obligations		Unrealized Gain (Loss) on Marketable Securities	Total
Balance at December 31, 2023	$(183,499)		$(470)		$(355,740)		$15	$(539,694)
OCI before reclassifications	(4,355)	(a)	304	(b)	(13,832)	(a)	5	(17,878)
Amounts reclassified from AOCI, net of tax	—		(1,983)		14,160		—	12,177
Total OCI	(4,355)		(1,679)		328		5	(5,701)
Less: OCI attributable to noncontrolling interests	(225)		—		—		—	(225)
OCI attributable to Enviri Corporation	(4,580)		(1,679)		328		5	(5,926)
Balance at September 30, 2024	$(188,079)		$(2,149)		$(355,412)		$20	$(545,620)
(a)    Principally foreign currency fluctuation.
(b)     Net change from periodic revaluations.

Amounts reclassified from AOCI were as follows:

(In thousands)	Three Months Ended		Nine Months Ended		Location on the Condensed Consolidated Statements of Operations
	September 30		September 30
	2024	2023	2024	2023
Amortization of cash flow hedging instruments:
Foreign currency exchange forward contracts	$541	$(270)	$44	$1,007	Product revenues
Interest rate swaps	(866)	(825)	(2,619)	(1,690)	Interest expense
Total before income taxes	(325)	(1,095)	(2,575)	(683)
Income taxes	63	229	592	136
Total reclassification of cash flow hedging instruments, net of tax	$(262)	$(866)	$(1,983)	$(547)

Amortization of defined benefit pension items (c):
Actuarial losses	$4,909	$4,783	$14,594	$14,183	Defined benefit pension income (expense)
Prior service costs	119	116	354	345	Defined benefit pension income (expense)
Total before income taxes	5,028	4,899	14,948	14,528
Income taxes	(263)	(292)	(788)	(877)
Total reclassification of defined benefit pension items, net of tax	$4,765	$4,607	$14,160	$13,651
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

As part of its asset sale goal, the Company completed the sale of Reed on August 29, 2024. Together with the sale of Performix during the second quarter of 2024, the Company has recognized $57.7 million of proceeds from the sale of businesses during the nine months ended September 30, 2024. Refer to Note 3, Discontinued Operations and Dispositions in Part I, Item 1, Financial Statements for more information related to these transactions.

In September 2024, the Company amended its Senior Secured Credit Facilities to, among other things, extend the term of the Revolving Credit Facility to September 5, 2029, adjust the limit to $625.0 million and increase certain levels of its net debt to consolidated adjusted EBITDA ratio. In addition, the Company retained $50.0 million of its existing revolving commitments which mature on March 10, 2026. Refer to Note 9, Debt and Credit Agreements in Part I, Item 1, Financial Statements for more information related to this amendment.

In October 2024, the Company renewed the AR Facility for a three-year term expiring in October 2027. This facility is discussed further in Note 4, Accounts Receivable and Note Receivable in Part I, Item 1, Financial Statements.

The Company maintains a positive long-term outlook across the Company supported by favorable underlying growth characteristics in its businesses and investments by the Company to further supplement growth. The Company's view for 2024 and beyond is supported by the below factors, which should be considered in the context of other risks, trends and strategies in the Company's Annual Report on Form 10-K for the year ended December 31, 2023.

•HE: 2024 operating results are expected to decrease when compared with 2023 results, as the impact of foreign currency, the sale of certain operating businesses, including Performix and Reed, lower commodity prices and site exits or closures are expected to be only partially offset by higher service pricing, net of inflation, as well as operational improvement initiatives and higher environmental services demand at certain sites, including those linked to growth investments and new contracts. The global steel market has experienced a period of volatility in the recent past due to the Russia-Ukraine conflict and the resulting energy crisis in Europe, as well as inventory management through the steel industry supply-chain and a change to the economic conditions due to rising interest rates. Underlying business conditions are expected to stabilize in the future and, over the longer term, the Company expects HE to grow as a result of economic growth that supports higher global steel consumption, as well as investments and innovation that support the environmental solutions needs of customers.

•CE: 2024 operating results are anticipated to improve compared to 2023 as a result of higher services pricing, net of inflation, cost and operational improvements and an increase in environmental services demand across certain end-markets. These benefits will be partially offset by certain favorable items, including the settlement of a pricing dispute with a customer, that occurred in 2023 and are not expected to repeat in 2024. Longer-term, the Company expects this segment to benefit from positive underlying market trends, supported by increased environmental regulation, further growth opportunities, lower-than-peer capital requirements and its attractive asset position, as well as from the less cyclical and more recurring nature of this business.

•Rail: 2024 operating results, exclusive of the remeasurement of long-lived asset charge and the estimated forward loss provisions for the Network Rail, Deutsche Bahn and SBB contracts, are expected to improve from the prior year, as a result of higher global demand for rail maintenance equipment, technology products and contracted services. These benefits will be partially offset by lower contributions from after-market parts, resulting from lower volumes and a less favorable product mix. More broadly, Rail is supported by a strong backlog and the longer-term outlook for this business remains positive, supported by future infrastructure investments, economic development in emerging economies, rail electrification in certain geographies, safety awareness and automation.

Results of Operations

Amounts included in this Part I. Item 2. Results of Operations are rounded in millions and all percentages are calculated on actual amounts. As a result, minor differences may exist due to rounding.

Segment Results

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in millions, except percentages)	2024	2023	2024	2023
Revenues:
Harsco Environmental	$279.1	$285.9	$871.2	$848.7
Clean Earth	236.8	238.7	698.9	691.8
Harsco Rail	57.7	72.4	213.8	226.3
Total Revenues	$573.6	$597.0	$1,783.9	$1,766.7
Operating income (loss):
Harsco Environmental	$33.2	$17.9	$73.1	$52.9
Clean Earth	26.8	21.5	71.3	61.0
Harsco Rail	(14.1)	(1.0)	(26.3)	10.3
Corporate	(8.5)	(9.6)	(23.7)	(29.8)
Total operating income (loss)	$37.4	$28.8	$94.4	$94.4
Operating margin:
Harsco Environmental	11.9%	6.2%	8.4%	6.2%
Clean Earth	11.3%	9.0%	10.2%	8.8%
Harsco Rail	(24.4)%	(1.4)%	(12.3)%	4.5%
Consolidated operating margin	6.5%	4.8%	5.3%	5.3%

Harsco Environmental Segment:

Significant Effects on Revenues (in millions)	Three Months Ended	Nine Months Ended
Revenues — September 30, 2023	$285.9	$848.7
Net effects of price/volume changes, primarily attributable to volume changes and services mix	21.3	61.1
Net impact of new and lost contracts	(6.3)	0.4
Impact of divestitures	(15.4)	(22.6)
Impact of foreign currency translation	(6.4)	(16.4)
Revenues — September 30, 2024	$279.1	$871.2
The following factors contributed to the changes in operating income during the three and nine months ended September 30, 2024.

Factors Positively Affecting Operating Income:
•Higher revenues from environmental service contracts during the three and nine months ended September 30, 2024, partially due to higher overall service levels at certain sites, as well as revenues from new contracts, when compared to the prior year, partially offset by higher operating costs at certain sites.
•Net gains of $8.2 million and $10.0 million recognized during the three and nine months ended September 30, 2024, respectively, related to the divestitures of Reed and Performix.

•The prior year's operating income included an impairment charge of $14.1 million recorded during the nine months ended September 30, 2023 related to abandoned equipment at an HE site in China, compared to asset impairment charges totaling $5.3 million recorded during the nine months ended September 30, 2024, primarily related to the loss of a customer contract in Europe.
•An accounts receivable provision of $5.3 million was recorded during the three and nine months ended September 30, 2023 related to a customer in the Middle East that had idled operations.

Factors Negatively Impacting Operating Income:
•The nine months ended September 30, 2023 included a $9.8 million net gain related to a lease modification that resulted in a lease incentive for a site relocation in the U.S., offset by relocation costs incurred, which did not repeat in the nine months ended September 30, 2024.
•Higher selling, general and administrative expenses ("SG&A") of $2.5 million and $8.1 million during the three and nine months ended September 30, 2024, respectively, including an increase in the provision for expected credit losses of $1.6 million and $2.1 million for the three and nine months ended September 30, 2024, respectively, which excludes the $5.3 million accounts receivable provision in 2023.
•The impact of foreign currency translation decreased operating income by $1.4 million and $4.2 million during the three and nine months ended September 30, 2024, respectively, when compared to the prior periods.

Clean Earth Segment:

Significant Effects on Revenues (in millions)	Three Months Ended	Nine Months Ended
Revenues — September 30, 2023	$238.7	$691.8
Net effects of price/volume changes, primarily attributable to pricing changes	(1.9)	13.1
Impact of pricing settlement	—	(6.0)
Revenues — September 30, 2024	$236.8	$698.9

The following factors contributed to the changes in operating income during the three and nine months ended September 30, 2024.

Factors Positively Affecting Operating Income:
•Favorable changes in revenues attributable to the hazardous waste business of $1.2 million and $15.0 million for the three and nine months ended September 30, 2024, respectively, when compared to the three and nine months ended September 30, 2023, which are primarily related to pricing and mix, including hazardous soil projects, and operational cost reduction initiatives, partially offset by decreased revenues from reduced volumes from certain industries and cost increases as a result of inflation, primarily from labor costs, during the three and nine months ended September 30, 2024.
•Higher volumes processed in the soil and dredged materials business at certain sites, net of lower volumes at certain sites, led to a net increase in operating income of $0.5 million and $2.4 million during the three and nine months ended September 30, 2024, respectively, when compared to the three and nine months ended September 30, 2023.
•SG&A decreased $3.5 million and $0.6 million during the three and nine months ended September 30, 2024 from the same periods in 2023, mainly as a result of favorable adjustments to the Company's provision for expected credit losses recorded during 2024 and a reserve for a legal settlement in the third quarter of 2023, offset by higher compensation costs and professional fees incurred during the three and nine months ended September 30, 2024.

Factors Negatively Impacting Operating Income:
•The prior year's operating income was impacted by $6.0 million related to the settlement of a pricing dispute over services performed in prior periods in the hazardous waste business recognized during the nine months ended September 30, 2023, which did not recur in the nine months ended September 30, 2024.

Harsco Rail Segment:

Significant Effects on Revenue (in millions)	Three Months Ended	Nine Months Ended
Revenues — September 30, 2023	$72.4	$226.3
Net effect of price/volume changes, primarily attributable to volume changes	(9.9)	7.5
Change in revenue adjustments as a result of certain estimated forward loss provisions (a)	(5.4)	(20.4)
Impact of foreign currency translation	0.6	0.4
Revenues — September 30, 2024	$57.7	$213.8
(a) Includes principally Network Rail, Deutsche Bahn and SBB contracts.

The following factors contributed to the changes in operating income (loss) during the three and nine months ended September 30, 2024.

Factors Positively Affecting Operating Income:
•A favorable mix from the sale of rail track maintenance equipment, exclusive of the long-term contracts with Network Rail, Deutsche Bahn and SBB, of $3.5 million during the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023.
•An increase from the prior year of $3.3 million from railway contracting services during the nine months ended September 30, 2024.
•Favorable mix and volume from the sale of safety and diagnostics technology systems which resulted in an increase of $2.2 million during the nine months ended September 30, 2024 from the same period in 2023.

Factors Negatively Impacting Operating Income:
•An unfavorable net change in forward estimated loss provisions during the three and nine months ended September 30, 2024 of $7.7 million and $24.1 million, respectively, related principally to the Company's long-term contracts with Network Rail, Deutsche Bahn and SBB, when compared to the three and nine months ended September 30, 2023. See Note 16, Revenues in Part I, Financial Statements for further discussion.
•The nine months ended September 30, 2024 includes a charge for the remeasurement of long-lived assets for $10.7 million related to the depreciation and amortization expense that would have been recognized during the periods that Rail's assets were classified as held-for-sale, had the assets been continuously classified as held-for-use.
•An unfavorable mix of after-market part sales for the three and nine months ended September 30, 2024 that resulted in a decrease of operating income of $0.4 million and $4.6 million, respectively, when compared to the same periods in the prior year.
•SG&A increased by $1.7 million and $4.6 million during the three and nine months ended September 30, 2024, when compared to the three and nine months ended September 30, 2023, primarily from higher compensation costs and agent commission fees.

General Corporate:

Operating income (loss) from continuing operations for the nine months ended September 30, 2024 was also positively impacted by a $3.3 million net gain on sale of assets contributed by Corporate.

Consolidated Results

	September 30
	Three Months Ended		Nine Months Ended
(in millions, except per share amounts and percentages)	2024	2023	2024	2023
Total revenues	$573.6	$597.0	$1,783.9	$1,766.7
Cost of services and products sold	454.7	470.9	1,413.2	1,397.7
Selling, general and administrative expenses	89.2	93.5	266.8	262.2
Research and development expenses	0.9	0.9	2.7	2.4
Property, plant and equipment impairment charge	—	—	—	14.1
Remeasurement of long-lived assets	—	—	10.7	—
Gain on sale of businesses, net	(8.6)	—	(10.5)	—
Other expense (income), net	—	2.9	6.6	(4.1)
Operating income (loss) from continuing operations	37.4	28.8	94.4	94.4
Interest income	1.0	1.7	6.1	4.8
Interest expense	(28.8)	(27.6)	(84.9)	(79.0)
Facility fees and debt-related income (expense)	(3.0)	(2.8)	(8.7)	(7.9)
Defined benefit pension income (expense)	(4.3)	(5.4)	(12.6)	(16.2)
Income (loss) from continuing operations before income taxes and equity income	2.3	(5.3)	(5.6)	(3.9)
Income tax benefit (expense) from continuing operations	(13.4)	(3.5)	(31.4)	(26.8)
Equity income (loss) of unconsolidated entities, net	—	(0.2)	(0.1)	(0.6)
Income (loss) from continuing operations	(11.1)	(9.0)	(37.1)	(31.3)
Income (loss) from discontinued businesses	(1.6)	(1.5)	(4.3)	(4.4)
Income tax benefit (expense) related to discontinued operations	0.4	0.4	1.1	1.1
Income (loss) from discontinued operations, net of tax	(1.2)	(1.1)	(3.2)	(3.2)
Net income (loss)	(12.3)	(10.1)	(40.2)	(34.5)
Total other comprehensive income (loss)	8.2	(6.3)	(5.7)	15.2
Total comprehensive income (loss)	(4.1)	(16.4)	(45.9)	(19.3)
Diluted earnings (loss) per common share from continuing operations attributable to Enviri Corporation common stockholders	$(0.15)	$(0.12)	$(0.52)	$(0.36)
Effective income tax rate for continuing operations	583.0%	(65.9)%	(560.0)%	(696.2)%

Comparative Analysis of Consolidated Results

Total Revenues
Revenues for the three months ended September 30, 2024 decreased by $23.3 million, or 3.9%, from the three months ended September 30, 2023. Revenues for the nine months ended September 30, 2024 increased by $17.2 million, or 1.0%, from the nine months ended September 30, 2023. Foreign currency translation decreased revenues by $5.8 million and $16.0 million for the three and nine months ended September 30, 2024, respectively, compared with the same periods in the prior year. Refer to the discussion of segment results above for information pertaining to factors positively affecting and negatively impacting revenues.

Cost of Services and Products Sold
Cost of services and products sold for the three months ended September 30, 2024 decreased $16.2 million, or 3.4%, from the three months ended September 30, 2023. Cost of services and products sold for the nine months ended September 30, 2024 increased by $15.6 million, or 1.1%, from the nine months ended September 30, 2023. The changes in cost of services and products sold were attributable to the following significant items:

	September 30, 2024
(in millions)	Three Months Ended	Nine Months Ended
Change in costs due to changes in revenue volume and mix	$(17.2)	$10.1
Changes in costs from depreciation expense	3.3	10.4
Impact of foreign currency translation	(4.6)	(12.4)
Other	2.3	7.5
Total change in cost of services and products sold — 2024 vs. 2023	$(16.2)	$15.6

Selling, General and Administrative Expenses
SG&A decreased for the three months ended September 30, 2024 by $4.3 million, or 4.6%, from the three months ended September 30, 2023. The three months ended September 30, 2024 included a $7.4 million decrease in the Company's provision for expected credit losses, mainly driven by HE and CE, partially offset by higher compensation costs of $3.5 million from HE, CE and Rail, when compared to the three months ended September 30, 2023.

SG&A for the nine months ended September 30, 2024 increased by $4.6 million, or 1.7%, from September 30, 2023. This increase was primarily due to higher compensation costs of $7.4 million, contributed mostly by CE, HE and Rail, as well as a $7.1 million increase in professional fees, contributed mainly by CE and Corporate, partially offset by SG&A decreases of $7.3 million related to changes in the Company's provision for expected credit losses in CE and HE and a $2.0 million legal settlement related to CE in 2023, not repeated in 2024.

Property, Plant and Equipment Impairment Charge
During the three months ended June 30, 2023, the Company recorded an impairment charge of $14.1 million in the HE segment. No such charge was recorded during the three and nine months ended September 30, 2024. See Note 6, Property, Plant and Equipment in Part I, Financial Statements for further discussion regarding the impairment.

Remeasurement of Long-Lived Assets
During the nine months ended September 30, 2024, the Company recorded $10.7 million in depreciation and amortization expense for Rail's property, plant and equipment and intangible assets that were previously classified in Assets held-for-sale and have been reclassified into its respective caption for assets-held-for-use on the Company's Consolidated Balance Sheets. This amount includes all of the depreciation and amortization expense that would have been recognized during the periods that these assets were classified as held-for-sale.

See Note 3, Discontinued Operations and Dispositions in Part I, Financial Statements for further discussion.

Gain on Sale of Businesses, Net

During the three and nine months ended September 30, 2024, the Company recorded net pre-tax gains of $8.6 million and $10.5 million, respectively, related to the dispositions of Reed on August 29, 2024 and Performix on April 1, 2024. See Note 3, Discontinued Operations and Dispositions in Part I, Financial Statements for further discussion.

Other (Income) Expenses, Net
The major components of this Condensed Consolidated Statements of Operations caption are as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(In thousands)	2024	2023	2024	2023
Employee termination benefit costs	$1,316	$1,210	$5,926	$1,377
Other (income) costs for exit activities (a)	518	1,182	1,405	(6,306)
Impaired asset write-downs	753	88	5,365	88
Net gains on sale of assets	(2,547)	(20)	(6,096)	(250)
Other	—	405	—	1,039
Other (income) expenses, net	$40	$2,865	$6,600	$(4,052)
(a) Included a $9.8 million net gain related to a lease modification that resulted in a lease incentive to the Company during the nine months ended September 30, 2023, as discussed above in the HE segment results.

Interest Expense
Interest expense during the three and nine months ended September 30, 2024 increased by $1.3 million and $5.9 million, respectively, compared with the three and nine months ended September 30, 2023. This increase is mainly driven by higher average borrowings during the nine months ended September 30, 2024 from the Company's Senior Secured Credit Facilities and finance leases, when compared to the nine months ended September 30, 2023.
Interest Income
Interest income was $1.0 million and $6.1 million for the three and nine months ended September 30, 2024, respectively, compared to $1.7 million and $4.8 million for the three and nine months ended September 30, 2023, respectively. The nine months ended September 30, 2024 included a $2.7 million pre-tax gain recognized from the settlement the Company's note receivable from the buyer of IKG, which was settled in April 2024. No such income was received during the nine months ended September 30, 2023. See Note 4, Accounts Receivable and Notes Receivable, in Part I, Item 1, Financial Statements for additional details.
Facility Fees and Debt-Related Income (Expense)
The Company recognized facility fee expense mostly related to the Company's AR Facility of $3.0 million and $8.7 million during the three and nine months ended September 30, 2024, respectively, compared to $2.8 million and $7.9 million recognized during the three and nine months 2023, respectively. See Note 9, Debt and Credit Agreements, in Part I, Item 1, Financial Statements.

Defined Benefit Pension Income (Expense)
Defined benefit pension expense was $4.3 million and $5.4 million for the three months ended September 30, 2024 and 2023, respectively. Defined benefit pension expense was $12.6 million and $16.2 million for the nine months ended September 30, 2024 and 2023, respectively. This expense decrease is primarily related to a higher expected return on plan assets in the current year, compared to 2023, due to higher plan asset balances at December 31, 2023.

Income Tax Expense
Income tax expense from continuing operations for the three and nine months ended September 30, 2024 was $13.4 million and $31.4 million, respectively, compared to $3.5 million and $26.8 million for the three and nine months ended September 30, 2023, respectively. The increase in income tax expense during the three months ended September 30, 2024 primarily includes $5.7 million of tax expense related to the net gain from the Reed divestiture, the increased disallowed interest expense in the U.S. resulting from reduced income, the withholding tax on cash repatriation in certain foreign jurisdictions, as well as a change in the geographical mix of income, partially offset by a tax benefit resulting from an $11.2 million additional estimated forward loss provision recorded for Rail's Network Rail contract.

The income tax expense increase during the nine months ended September 30, 2024 primarily includes $5.7 million of tax expense related to the net gain from the Reed divestiture, the increased disallowed interest expense in the U.S. resulting from reduced income, the withholding tax on cash repatriation in certain foreign jurisdictions, as well as a change in the geographical mix of income, partially offset by the net tax benefit resulting from the year-over-year change in the forward loss provision recorded for Rail's Network Rail contract of $36.8 million and a $3.7 million valuation allowance for a deferred tax asset in a certain foreign jurisdiction in 2023, not recurring in 2024.

Income (Loss) from Continuing Operations
Loss from continuing operations was $11.1 million and $37.1 million for the three and nine months ended September 30, 2024, respectively, and $9.0 million and $31.3 million for the three and nine months ended September 30, 2023, respectively. The primary drivers for these changes are noted above.

Income (Loss) from Discontinued Businesses
The Company has incurred incremental costs that are directly attributable to retained contingent liabilities of previously disposed businesses and are included in Income (loss) from discontinued businesses.

Total Other Comprehensive Income (Loss)
Total other comprehensive income (loss) was $8.2 million and $(5.7) million for the three and nine months ended September 30, 2024, respectively, compared to other comprehensive income (loss) of $(6.3) million and $15.2 million for the three and nine months ended September 30, 2023, respectively. The primary driver of this change was the fluctuation of the U.S. dollar against certain currencies during the three and nine months ended September 30, 2024, inclusive of the impact of foreign currency translation of cumulative unrecognized actuarial losses on the Company's pension obligations.

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

The Company’s cash flows from operating, investing and financing activities, as reflected on the Condensed Consolidated Statements of Cash Flows, are summarized in the following table:

	Nine Months Ended
	September 30
(In millions)	2024	2023
Net cash provided (used) by:
Operating activities	$41.8	$46.2
Investing activities	(22.2)	(78.3)
Financing activities	(22.4)	49.9
Effect of exchange rate changes on cash and cash equivalents, including restricted cash	(8.6)	(4.2)
Net change in cash and cash equivalents, including restricted cash	$(11.5)	$13.6
Net cash (used) provided by operating activities — Net cash provided by operating activities in the nine months ended September 30, 2024 was $41.8 million, a decrease in cash flows of $4.4 million from the nine months ended September 30, 2023, primarily as a result of lower cash net income during the nine months ended September 30, 2024, offset by a net favorable change in working capital. Favorable working capital changes primarily included the timing of accounts receivable collections and the timing of customer advances related to Rail contracts, partially offset by unfavorable changes principally from increased payments for accrued compensation and increases to contract assets, mainly related to the timing of Rail contracts.

Net cash used by investing activities — Net cash used by investing activities during the nine months ended September 30, 2024 was $22.2 million, a decrease of $56.1 million from the cash used during the nine months ended September 30, 2023. The nine months ended September 30, 2024 included total net cash proceeds of $57.7 million from the sales of Performix in April 2024 and Reed in August 2024, increased payments of $5.8 million received from the Company's notes receivable and $10.4 million from the increase in the sale of assets, mainly by HE and Corporate, when compared to the prior year. These cash inflows were offset by increased capital expenditures, principally for CE and Rail, of $8.5 million and for the change in the settlement of foreign currency forward exchange contracts of $8.2 million during the nine months ended September 30, 2024, compared to 2023.

Net cash (used) provided by financing activities — Net cash used by financing activities during the nine months ended September 30, 2024 was $22.4 million, compared to net cash provided by financing activities of $49.9 million during the nine months ended September 30, 2023. The change was primarily due to net repayments of the Company's net borrowings of $2.0 million during the nine months ended 2024, compared to net borrowings of $49.7 million during the nine months ended September 30, 2023, due principally to the changes in operating and investing activities. Net cash used by financing activities during the nine months ended September 30, 2024 also included dividend payments of $16.0 million made to strategic venture partners for HE.

Effects of exchange rate changes on cash and cash equivalents, including restricted cash — The decrease of $4.4 million is the result of exchange rate fluctuations due to the impact of the strengthening of the U.S. dollar against certain currencies, primarily the Egyptian pound, during 2024 on the global cash balances held by the Company in these currencies.

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

Summary of Senior Secured Credit Facilities and Notes: (in millions)	September 30 2024	December 31 2023
By type:
Term Loan	$483.8	$487.5
Revolving Credit Facility	437.0	422.0
5.75% Senior Notes	475.0	475.0
Total	$1,395.8	$1,384.5
By classification:
Current	$5.0	$5.0
Long-term	1,390.8	1,379.5
Total	$1,395.8	$1,384.5

	September 30, 2024
(In millions)	Facility Limit		Outstanding Balance	Outstanding Letters of Credit	Available Credit
Revolving credit facility	$675.0	(a)	$437.0	$29.9	$208.1
(a) Includes $625.0 million of new revolving credit commitments scheduled to mature on September 5, 2029 under the September 2024 amendment to the Senior Secured Credit Facilities, in addition to the $50.0 million retained under the existing revolving credit commitments scheduled to mature on March 10, 2026. Refer to Note 9, Debt and Credit Agreements in Part I, Financial Statements for more information related to this amendment.

Debt Covenants
Under the terms of the September 2024 amendment to the Company's Senior Secured Credit Facilities, the net debt to consolidated adjusted EBITDA ratio covenant is 4.75x for the quarter ended September 30, 2024, and decreases to 4.50x for the quarter ended June 30, 2025, 4.25x for the quarter ended December 31, 2025 and 4.00x thereafter. The Company's required coverage of consolidated interest charges is set at a minimum of 2.75x through the end of 2024 and increases to 3.00x beginning with the first quarter 2025.

At September 30, 2024, the Company was in compliance with these covenants, as the total net debt to Consolidated Adjusted EBITDA ratio was 3.99x and total interest coverage ratio was 3.15x. Based on balances and covenants in effect at September 30, 2024, the Company could increase net debt by $261.0 million and remain in compliance with these debt covenants. Alternatively, Consolidated Adjusted EBITDA could decrease by $43.5 million or interest expense could increase by $15.8 million and the Company would remain in compliance with these covenants at September 30, 2024. The Company believes it will continue to maintain compliance with these covenants based on its current outlook. However, the Company’s estimates of compliance with these covenants could change in the future with a deterioration in economic conditions, higher than forecasted interest rate increases, the timing of working capital, including the collection of receivables, an inability to successfully realize increased pricing and implement cost reduction initiatives that mitigate the impacts of inflation and other factors that may adversely impact its compliance with covenants.

AR Facility
The Company maintains a revolving trade receivables securitization facility to accelerate cash flows from trade accounts receivable, which was originally scheduled to mature in June 2025. On October 1, 2024, the maturity date was extended for another three-year term through October 2027. Under the AR Facility, the Company and its designated subsidiaries continuously sell their trade receivables as they are originated to the wholly-owned bankruptcy-remote SPE. The SPE transfers ownership and control of qualifying receivables to PNC up to a maximum purchase commitment of $150.0 million. No proceeds were received from the AR Facility during the nine months ended September 30, 2024.

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

At September 30, 2024, the Company's consolidated cash and cash equivalents included $106.7 million held by non-U.S. subsidiaries and approximately 7.4% of the Company's consolidated cash and cash equivalents had regulatory restrictions that would preclude the transfer of funds with and among subsidiaries. Non-U.S. subsidiaries also held $28.5 million of cash and cash equivalents in consolidated strategic ventures. The strategic venture agreements may require strategic venture partner approval to transfer funds with and among subsidiaries. While the Company's remaining non-U.S. cash and cash equivalents can be transferred with and among subsidiaries, the majority of these non-U.S. cash balances will be used to support the ongoing working capital needs and continued growth of the Company's non-U.S. operations.

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

ITEM 4.        CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of September 30, 2024, an evaluation was performed, under the supervision and with the participation of the Company’s management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a – 15 under the Securities and Exchange Act of 1934, as amended. Based upon that evaluation, such officers concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities and Exchange Act of 1934, as amended (1) is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and (2) is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

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

PART II — OTHER INFORMATION
ITEM 1.        LEGAL PROCEEDINGS
Information on legal proceedings is included in Note 12, Commitments and Contingencies, in Part I, Item 1, Financial Statements.

ITEM 1A.     RISK FACTORS
The Company's risk factors as of September 30, 2024 have not changed materially from those described in Part 1, Item 1A, "Risk Factors" of the Company's Annual Report on Form 10-K for the year ended December 31, 2023.

ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 5.        OTHER INFORMATION
During the three months ended September 30, 2024, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted, modified, or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement for the purchase or sale of securities of the Company, within the meaning of Item 408 of Regulation S-K.

ITEM 6.        EXHIBITS

The following exhibits are included as part of this report by reference:

Exhibit Number	Description
10.1
Amendment No. 14 to Third Amended and Restated Credit Agreement, dated as of September 5, 2024, among Enviri Corporation, the Subsidiary Guarantors party thereto, Bank of America, N.A., as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated September 5, 2024. Commission File Number 001-03970).

10.2
Omnibus Amendment, dated as of October 1, 2024, including the Third Amendment to the Receivables Purchase Agreement, by and among Harsco Receivables LLC, Enviri Corporation, and PNC Bank, National Association, as administrative agent and as a purchaser; and the Third Amendment to the Purchase and Contribution Agreement, by and among Enviri Corporation, the various entities listed as originators, and Harsco Receivables, LLC.* †

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

ENVIRI CORPORATION
(Registrant)

DATE	October 31, 2024	/s/ TOM VADAKETH
Tom Vadaketh
Senior Vice President and Chief Financial Officer
(On behalf of the registrant and as Principal Financial Officer)

DATE	October 31, 2024	/s/ SAMUEL C. FENICE
Samuel C. Fenice
Vice President and Corporate Controller
(Principal Accounting Officer)