Form 10-K
period 2024-12-31
ENVIRI Corp
filed 2025-02-20
CIK 45876

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
The aggregate market value of the Company's voting stock held by non-affiliates of the Company as of June 30, 2024 was $658,406,743.
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

Class	Outstanding at February 13, 2025
Common stock, par value $1.25 per share	80,197,777
DOCUMENTS INCORPORATED BY REFERENCE
Selected portions of the 2025 Proxy Statement are incorporated by reference into Part III of this Report.

ENVIRI CORPORATION
FORM 10-K

Glossary of Terms

Unless the context requires otherwise, "Enviri," the "Company," "we," "our," or "us" refers to Enviri Corporation on a consolidated basis. The Company may use other terms in this Annual Report on Form 10-K, including the Consolidated Financial Statements and Notes, which are defined below:

Term	Description
AOCI	Accumulated Other Comprehensive Income (Loss)
AR Facility	Revolving trade receivables securitization facility
Board	The Board of Directors of Enviri Corporation
CE	Clean Earth reportable business segment
CERCLA	Comprehensive Environmental Response, Compensation, and Liability Act of 1980
Clean Earth	CEHI Acquisition Corporation and Subsidiaries
Consolidated Adjusted EBITDA	EBITDA as calculated in accordance with the Company's Credit Agreement
Credit Agreement	Credit Agreement governing the Senior Secured Credit Facilities
DEA	U.S. Drug Enforcement Administration
Deutsche Bahn	National railway company in Germany
DTSC	California Department of Toxic Substances Control
EBITDA	Earnings before interest, tax, depreciation and amortization
ESOL	Stericycle Environmental Solutions business
EPA	U.S. Environmental Protection Agency
FASB	Financial Accounting Standards Board
HE	Harsco Environmental reportable business segment
ICMS	Type of value-added tax in Brazil
IKG	The former Harsco Industrial IKG business
ISDA	International Swaps and Derivatives Association
LIBOR	London Interbank Offered Rates
MEPP	Multiemployer pension plan
Term Loan	$500 million term loan raised in March 2021 under the Senior Secured Credit Facilities, maturing on March 10, 2028
Net Debt	Total debt minus cash and cash equivalents (up to a maximum of $125 million) as defined in the Company's Credit Agreement
Network Rail	Infrastructure manager for most of the railway in the U.K.
NPPC	Net periodic pension cost (income)
OCI	Other Comprehensive Income (Loss)
Performix	Performix Metallurgical Additives, LLC, a subsidiary of HE
Rail	Harsco Rail reportable business segment
RCRA	Resource Conservation and Recovery Act
Reed	Reed Minerals, LLC, a subsidiary of HE
Revolving Credit Facility	Revolving credit facility under the Senior Secured Credit Facilities containing $50.0 million maturing on March 10, 2026 and $625.0 million maturing on September 5, 2029
ROU	Right-of-use
SBB	Federal railway system of Switzerland
SCE	Kingdom of Bahrain's Supreme Council for Environment
SEC	The U.S. Securities and Exchange Commission
Senior Notes	5.75% notes due July 31, 2027
Senior Secured Credit Facilities	Primary source of borrowings comprised of the Term Loan and the Revolving Credit Facility
SOFR	Secured Overnight Financing Rate
SPE	The Company’s wholly-owned bankruptcy-remote special purpose entity, which is used in connection with the AR Facility
SPRA	State Revenue Authorities from the State of São Paulo, Brazil
Tax Act	The U.S. Tax Cuts and Job Act of 2017
TSDF	Treatment, storage, and disposal facility
U.S. GAAP	Accounting principles generally accepted in the U.S.

PART I
Item 1.    Business.
OUR COMPANY - OUR VISION
Enviri Corporation is a market-leading, global provider of environmental solutions for industrial and specialty waste streams, and innovative equipment and technology for the rail sector. Our three reportable business segments are Harsco Environmental, Clean Earth and Harsco Rail and we are a leader in the markets we serve.

We have worked in recent years to both transform Enviri into an environmental solutions company and strengthen our financial results, and we have invested to achieve these objectives and to grow the Company. These investments include targeted organic investments, as well as mergers and acquisitions, that have accelerated our business transformation. The purchases of Clean Earth and ESOL, along with the sale of our energy-linked business in 2019, have been significant strategic steps for our Company. These transactions have reduced the Company’s portfolio complexity and business cyclicality. In 2024, 88% of our revenues were generated from our two environmental segments. The Company anticipates the sale of Rail in the future when the appropriate value can be realized.

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

SEGMENT INFORMATION
The Company’s current operations consist of three reportable business segments: Harsco Environmental, Clean Earth and Harsco Rail. During November 2021 through February 2024, the Company classified the results of Rail as discontinued operations. Beginning with March 31, 2024, when the sale process of Rail was paused, the held-for-sale criteria was no longer met and the assets and liabilities under Rail were reclassified from held for sale to held and used in the Company's Consolidated Balance Sheets and the results of Rail were reclassified from discontinued operations to continuing operations in the Company's Consolidated Statement of Operations for all periods presented in Part II, Item 8. Financial Statements and Supplementary Data.

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

Today, HE is the largest and most comprehensive provider of onsite environmental services and material processing to the global metals industry. HE partners with its global customer base to deliver production-critical operational support and resource recovery services, through management of our customers’ primary waste or byproduct streams. Our services support the metal manufacturing process, generating significant operational and financial efficiencies for our customers and allowing them to focus on their core steelmaking businesses.

HE serves 70 mill services customers at approximately 130 sites in approximately 30 countries. Our diversified customer base includes the largest steel producers in the regions where we operate, serving a mix of mini-mill and integrated operations. In recent years, HE has extended its reach, signing new services contracts in bellwether growth markets like India, and further strengthening our footprint in the Americas and Europe. As a result, our global portfolio is balanced and diversified, with foreign currency risk partially mitigated by the fact that our operating costs and revenues are regularly denominated in local currencies.

In addition to providing critical services to our customers, we provide zero-waste solutions for relevant waste or byproduct streams - an important component of our value proposition. We repurpose processed material for alternative uses and/or convert this material into viable products to be sold in other markets via our ecoproducts™ offerings and capabilities. Our ecoproductsTM portfolio includes road materials and agricultural products and aggregates. This expertise is important to our customers as environmental regulations increase and the marketplace grows more averse to landfilling waste.

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

Our contract renewal rates are high, with many customer relationships that span decades. Our largest customers today include ArcelorMittal, Gerdau, Tata Steel Group, JSW Steel and Ternium. We serve most of our major customers at multiple sites, often under multiple contracts. The length of our customer relationships reflects our value proposition. Customers choose the Company to (1) achieve operational and financial efficiencies; (2) concentrate their efforts on metal manufacturing and supporting end-market product demands; (3) gain access to process innovations and technologies developed by the Company; and (4) leverage our downstream product applications and know-how. HE had one customer in each of the past three years that provided more than 10% of this segment's revenues, again under many long-term contracts at multiple sites.

On December 31, 2024, the Company's service contracts had estimated future revenues of $2.7 billion at current production levels, which is mostly consistent with 2023, after excluding the impacts of foreign currency translation. These contract values provide the Company with a substantial base of anticipated long-term revenues. Approximately 25% of these revenues are expected to be recognized by December 31, 2025; approximately 41% of these revenues are expected to be recognized between January 1, 2026 and December 31, 2028; approximately 20% of these revenues are expected to be recognized between January 1, 2029 and December 31, 2031; and the remaining revenues are expected to be recognized thereafter. Estimated future revenues are exclusive of anticipated contract renewals, projected volume increases and ad-hoc services, as well as future revenues from roadmaking materials.

LINES OF BUSINESS
HE provides a broad range of services, most of which address our customers’ environmental challenges. In total, these services reduce both landfill waste and the carbon footprint of our customers’ sites. In 2024, on-site services represented approximately 87% of HE’s revenues. A summary of our most significant services is as follows:

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

Ecoproducts™
HE creates value-added downstream products from industrial waste-streams. Our experience in manufacturing these products and successfully penetrating relevant end-markets is an important differentiator for the Company. These zero-waste solutions preserve our natural resources and reduce or eliminate landfill disposal. Ecoproducts in 2024 represented approximately 11% of HE’s revenues, inclusive of Reed and Performix prior to the divestitures of these businesses in April 2024 and August 2024, respectively, and our major ecoproducts include the following:

•Road Surfacing and Materials - Because of its natural shape and interlocking properties, steel slag holds many advantages when used in asphalt roadway surfaces, ranging from high skid resistance to better durability. The Company’s slag-based asphalt product, developed and sold as SteelPhalt™, maintains positive surface characteristics throughout the life of the road, allowing longer replacement intervals and lower maintenance costs. In the recent past, SteelPhalt launched a carbon-negative asphalt product, using a renewable bio-based substance to bind the asphalt. This is an alternative to bitumen and reduces the product's carbon footprint. The Company also sells a slag aggregate that is a sustainable and cost-effective alternative to natural stone. This aggregate is often used as unbound road base material for secondary roads and sub-base material elsewhere.
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
•New Sites. We continue to pursue new services contracts in certain markets, particularly in growing economies where out-sourcing opportunities are significant because of increased environmental awareness or where steel consumption (production) is set to grow.
•Investment in Downstream Products. We see opportunities to expand certain products businesses, and our investment in new SteelPhalt (road materials) plants in Europe is a recent example.
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

CLEAN EARTH

BUSINESS OVERVIEW
CE provides specialty waste processing, treatment, recycling, and beneficial reuse solutions for customers in the industrial, retail, healthcare, and construction industries across a variety of waste needs, including hazardous, non-hazardous, and contaminated soils and dredged materials. CE currently operates 19 RCRA Part B permitted TSDFs, wastewater treatment facilities and supporting 10-day transfer facilities across the U.S., serving approximately 90,000 customer locations, while utilizing a fleet of approximately 800 vehicles. It also holds a portfolio of over 700 critically-important permits, and the majority of waste handled by CE is recycled or beneficially reused.

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

CUSTOMERS
CE provides regulatory-compliant solutions with a high quality of customer service to a diverse set of customers. These customers include waste generators in numerous industries, including chemicals, power, aerospace, medical, retail and metals, as well as integrated waste companies and brokers. CE also services federal, state and local governments, as well as developers linked to large infrastructure and redevelopment projects. CE had one customer in 2024, 2023 and 2022 that provided more than 10% of this segment's revenues.

LINES OF BUSINESS

Hazardous Waste
CE provides testing, tracking, processing, recycling, and disposal services for hazardous waste and it operates 19 RCRA Part B permitted TSDFs and several wastewater processing permits that enable the Company to process a variety of complex hazardous wastes, consisting of toxic, reactive and flammable materials such as industrial wastewater, manufacturing sludge, oily-mixtures, chemicals, pesticides, asbestos, pharmaceutical waste, and landfill leachate with per- and polyfluoroalkyl substances ("PFAS"). The remaining facilities handle a limited number of other wastes, including electronics, batteries and light bulbs. These operations possess unique and differentiated processing technologies, such as applications for aerosol can, medical waste recycling, fuel blending, household hazardous waste and lead contaminated soils. In 2024, this line of business represented approximately 83% of CE’s revenues.

Soil and Dredged Materials
CE processes approximately 3.1 million tons per year of contaminated soil and 0.3 million cubic yards of dredged material at seventeen locations, which includes fixed-based locations and mobile plants. These soils are contaminated with heavy metals, polychlorinated biphenyls ("PCBs"), pesticides, PFAS or other chemicals, and the related clean-up work is often the result of infrastructure improvements, private redevelopment, industrial site remediation and/or underground storage tank removal. CE treats and recycles this soil through various processes, after which the material is suitable for beneficial reuse as construction fill material or landfill capping. CE also operates one facility to treat dredged material, the sediment accumulated at the bottom of waterways that is removed for environmental (clean-up) or maintenance (maintain depth) purposes. After treatment, these materials are also beneficially reused as fill material. In 2024, this line of business represented approximately 17% of CE’s revenues.

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

Additionally, CE holds a portfolio of approximately 700 process, treatment and operating permits, including the ones mentioned above. This permit portfolio is difficult to duplicate, making these permits valuable and critically-important assets in this heavily-regulated industry. CE’s ability to secure new permits or permit modifications for new waste streams or processes in the future remains an important growth lever for the business.

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

COMPETITION
Given the fragmented nature of the specialty waste industry, CE competes with numerous companies. Our larger peers within the hazardous materials line of business include Clean Harbors, Republic Services, which acquired U.S. Ecology in 2022, Veolia and Reworld (formerly known as Covanta), which acquired Circon Holdings, Inc. and also, through its parent company, EQT Infrastructure, acquired a major stake in Heritage Environmental Services. Our larger peers within the soil and dredged materials market include GFL Environmental, Impact Environmental, Bayshore Recycling and Eco Materials. CE differentiates itself from competitors through service reliability and responsiveness, its diverse operating capabilities and regulatory compliant solutions, and the value it provides through providing environmentally superior solutions relative to other disposal alternatives in the regions where it operates.

HARSCO RAIL

BUSINESS OVERVIEW
Rail is recognized for technical leadership and our experience in all aspects of railway track maintenance. We enable railroads to operate at peak efficiency over smooth, precisely aligned track, which improves safety performance and reduces fuel consumption. Our broad array of products and services helps every type of railway operator, from major national railway systems, to short lines and high-speed urban transit networks, achieve their productivity and sustainability objectives. We are a leading supplier of collision avoidance and warning systems to enhance passenger, rail worker and pedestrian safety and we pioneered a number of measurement and diagnostic technologies that further support railway maintenance programs.

More specifically, Rail is a supplier of equipment, after-market parts and services for the construction and maintenance of railway track. We manufacture highly-engineered railway track maintenance equipment and support a large installed-base of the Company's equipment with a full suite of aftermarket parts. Equipment is often sold through long lead-time purchase orders and, historically, under large, multi-year supply contracts, while after-market parts and safety diagnostics technology sales have shorter-cycle characteristics.

RAIL EQUIPMENT
Manufacturing high-quality, cutting-edge technology equipment is core to Rail. These products are developed through an active research and development effort, often in conjunction with our customers. Our primary operating costs include product engineering, metal and electrical components. Rail equipment sales represented 39% of segment revenues in 2024. Below is a summary of our major equipment categories:

Surfacing Equipment
Rail’s surfacing equipment portfolio, a suite of 16-tool tampers and stabilizers, maintain railroad track's intended surface and line, enabling customers to move people and goods safely and efficiently. As a market leader in North America with presence internationally as well, new technologies are continually integrated to support the railroad's need for improved scheduling, high equipment utilization, equipment ease-of-use and digitization.

Rail Treatment Equipment
Rail’s suite of grinding products extends the life of track and enhance customer performance. Our grinders remove cracks and other surface defects and re-profile rail heads. The result is smoother and quieter track that enables our customers to operate at higher speeds and lower fuel consumption, all while extending the rail life significantly. Rail also offers smaller grinders to work on transit and metros to remove corrugations on the rail which eliminates noise and vibration.

Tie Equipment
Rail provides a variety of tie equipment to help customers maintain their linear assets. These products include spike puller, anchor spreader and tie replacement vehicles that support optimal track performance and safety.

Utility Track Vehicles ("UTVs")
Our all-purpose UTVs are used to power work trains for a broad range of rail maintenance requirements. UTVs provide highly versatile configurations to meet a variety of customer needs.

New Track Construction Equipment
A new track construction machine produced by the Company can lay roughly a mile of track per day in continuous operation. The equipment constructs track three times faster than the stick-building alternative and works with all forms of ties.

AFTER-MARKET PARTS AND SERVICES AND SAFETY AND DIAGNOSTICS TECHNOLOGY
Revenues from after-market parts and services and safety and diagnostic technology represented 40% of segment revenues in 2024.

After-Market Parts and Services
Rail sells a full range of aftermarket parts and provides on-site technical assistance and training programs to our customers. These products include original equipment manufacturer ("OEM") genuine replacement parts and upgrade kits to ensure equipment achieves peak performance and to minimize operating costs. Our service representatives are deployed around the world, and our e-commerce website features over 20,000 parts.

Technology Equipment
Rail's technology equipment line is focused on new innovation. This includes new product development using artificial intelligence to improve operational efficiency and performance, cost-effective measurement equipment to improve track geometry and safety systems to keep railway personnel safe. Rail's measurement and diagnostic solutions provide analytical data on track conditions, thereby helping railways plan the timing and location of preventive maintenance.

RAILWAY CONTRACTING SERVICES
Rail's contracting services provide customers with a quality service through work crews that operate the equipment and understand the customer's maintenance needs. With years of experience, Rail's contract service teams have covered approximately 400 thousand miles of track, helping customers achieve desired productivity goals. Railways contracting services represented 21% of segment revenues in 2024.

CUSTOMERS
Over 125 major railways, including Class-1 railroads in North America, mass transit systems (authorities), equipment leasing companies and state-owned railroads around the world have chosen Harsco Rail to optimize the condition of their tracks. Rail’s geographic and product mix is diversified. In 2024, 40% of Rail’s revenues were derived outside of North America. Rail had two customers in 2024 and 2022 and one customer in 2023 that provided more than 10% of the segment's revenues.

BACKLOG
As of December 31, 2024, Rail had an order backlog of $206.0 million, which is mostly attributed to our Rail equipment business. A portion of this backlog value relates to long-term contracts signed several years ago that are expected to conclude in the coming years, including $90.6 million for the Network Rail, Deutsche Bahn and SBB contracts at December 31, 2024 and 2023.

This backlog also provides us significant visibility for future quarters. As of December 31, 2024, $151.2 million or 73.32%, of Rail manufactured products order backlog is expected to be filled in 2025. The remainder of this backlog is expected to be filled through 2030.

MANUFACTURING AND WORKING CAPITAL
Our primary equipment manufacturing facility is in Columbia, South Carolina, and we also have another manufacturing facility in Ludington, Michigan. We also maintain a manufacturing presence in Europe, mainly to support certain large, multi-year supply contracts in that region.

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

GROWTH
Developing new and differentiated technology is critical to our growth, and we see numerous potential growth levers for Harsco Rail throughout our product portfolio and expanding global presence. We expect to benefit in North America from the efficiency or productivity goals of our freight customers and investments by transit authorities to upgrade and improve asset performance. In the international market, we anticipate further share gains through our equipment innovations and we are positioned to benefit as global spending for safety and measurement technologies and rail electrification increases. In order to implement these strategies, we plan to focus on our core portfolio of products while refraining from entering into long-term contracts for highly-engineered equipment.

COMPETITION
We have many competitors across our global product and services portfolio, including Plasser & Theurer, Nordco, Loram and Matisa Materiel Industriel SA. We believe Harsco Rail differentiates itself from competitors through innovative technology solutions, as well as service and product quality. We create products designed to meet the specific needs of our customers’ railway projects, while at the same time meeting their productivity, safety and environmental goals.

ENVIRI CORPORATE

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

Our ESG goals are driven by the Company's six core values:
•Be Environmental. Have an unwavering determination to make the world cleaner and greener.
•Be Performance Driven. Act with passion to deliver winning results.
•Be Customer Focused. Actively listen to our customers’ needs to surpass their expectations.
•Be Caring. Embed safety into everything we do and treat each other as we’d like to be treated ourselves.
•Be Inclusive. Create a diverse, collaborative, and inclusive workplace by embracing differences.
•Be Respectful. Act truthfully and honorably to create a culture where people, opinions, and feelings are respected.

Further details on our ESG key performance indicators, initiatives and accomplishments can be found in our latest ESG Report. This report, published in July 2024, is our most comprehensive sustainability report to date and can be found on the Company’s website (www.enviri.com/sustainability) along with other related policies. Unless specifically stated herein, documents and information on the Company's website are not incorporated by reference into this document.

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

ACQUISITIONS AND DIVESTITURES
Given the Company’s evolution to an environmental solutions company, acquisitions and divestitures have been an important element of our business strategy. These actions support the Company’s growth ambitions, while reducing business cyclicality and portfolio complexity.

During the fourth quarter of 2021, the Company announced its intention to sell the Rail business, which resulted in the classification of Rail's assets and liabilities as held for sale and its operating results reported in discontinued operations in the Company's Consolidated Financial Statements on Form 10-K for the fiscal years ended December 31, 2023, 2022 and 2021. The sales process has been paused and the Company has determined that the held for sale criteria has no longer been met during the year ended December 31, 2024. As such, the assets and liabilities of Rail have been reclassified to held and used in the Company's Consolidated Balance Sheets in Part II, Item 8, Financial Statements and Supplementary Data and its operating results were reclassified from discontinued operations to continuing operations on the Company's Consolidated Statements of Operations in Part II, Item 8, Financial Statements and Supplementary Data for all years presented.
As part of the Company's asset sales goal for the year ended December 31, 2024, the Company completed the divestitures of the Performix and Reed businesses on April 2024 and August 2024, respectively.

SEASONALITY
The Company's businesses can be subject to seasonal fluctuations. Demand for services and solutions provided by HE is subject to seasonal changes related to weather conditions, inventory management through the steel-industry supply chain, and customer operating outages. The timing of these impacts varies by region, however, overall customer demand for HE across its global footprint tend to be strongest in the second quarter and third quarter of each year. CE, meanwhile, provides services that can also fluctuate seasonally with weather, construction activity, industrial production, retail spending and municipal waste collection programs. As a result, demand for CE services tends to be weakest in the first and fourth quarters of each year. Rail is not considered to be influenced by seasonal trends, although its business is often influenced by the timing of budgetary practices of customers.

Due to these factors, the Company’s revenues and earnings are usually higher during the second and third quarters of each year relative to the first and fourth quarters of the year. Additionally, the Company’s cash flows are also influenced by seasonality. The Company’s cash flow from operations has historically been higher in the second half of the year, compared with the first half, due to working capital management, receivable collections during the fourth quarter as a result of higher revenues in preceding quarters and the timing of certain cash payments in the first half of the year, including for incentive compensation.

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

In the U.S., the Company is also subject to air and water quality control legislation. The Clean Water Act regulates the discharge of pollutants into waterways and sewers in the U.S, and, where necessary, we obtain and must comply with permits to discharge wastewater from our facilities. Similarly, the Clean Air Act controls emissions of pollutants into the air and requires permits for certain emissions.

The Company also operates in various sites in other countries around the world. Each of these locations have waste, air, and water environmental regulatory requirements similar to the U.S.

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

HUMAN CAPITAL RESOURCES
As of December 31, 2024, we had almost 12,000 employees, excluding contingent workers, in over 30 countries. The majority of these employees are represented by labor unions, through almost 100 collective bargaining agreements.

Our business relies on our ability to attract and retain talented employees. To attract and retain talent, we strive to create an inclusive and supportive workplace while providing opportunities for all of our employees to grow and develop in their careers.

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

Compensation and Benefits
We provide competitive compensation and benefits programs for our employees. In addition to salaries, these programs, which vary by employee level and by the country where the employees are located, may include, among other items, bonuses, stock awards, retirement programs, health savings and flexible spending accounts, paid-time off, paid parental leave, disability programs, flexible work schedules, tuition assistance and employee assistance programs.

Belonging Program
The Company's Belonging Program is core to the Company’s values and processes that support employee development and retention and demonstrates our organization-wide commitment to fostering a collaborative and inclusive workplace for all employees. Throughout the year, the Company continued to advance its commitment to these core values by taking the following initiatives:
•Our global Belonging and Inclusion Council, which is chaired by our Senior Vice President & Chief Human Resources Officer and includes 16 cross-functional leaders from each of our business units, focused on the Company's core value, "Be Inclusive", and held a live leadership training session with the Company's senior leaders during the year. This interactive training reinforced concepts of living Enviri's principles of Belonging and promoting a safe and inclusive culture for all employees of the Company.

•The Company's first employee resource group, Enviri Women, which is open to all employees, promotes awareness and the advancement of its employees across the Company through personal and professional development, mentorship, and empowerment. It expanded its mentorship program in 2024 by including additional countries that the Company's employees are based in, as well as employees from all of the Company's divisions. In addition, Enviri Women continued to increase its connections with various communities and increased visibility of the Company's employees by spotlighting their success stories, along with other various activities such as mentorship programs, in order to attract, retain and promote top talent.
•CultureLink, a new employee resource group established during 2024 and is open to all employees, is committed to fostering a sense of belonging by celebrating the diverse cultures of the countries in the communities in which Enviri operates in. Through education, engagement and collaboration, the group aims to create a globally inclusive environment where all employees can share their unique cultural perspectives and contribute to a global workplace that honors and values cultural diversity.

Talent Development and Succession
We believe our development processes ensure continuity of leadership over the long term. Thus, annually we undertake a talent review process to access the organizational capabilities required to execute our strategy, create tailored development plans and understand the depth of our succession preparedness. Our objective is to build the readiness of various talent pools within the organization in order to select and promote key talent. In addition, we continue to invest in our employees through technical training, professional development and skills upgrade throughout the year. In 2024, we introduced a Global Competency Model into our talent development and succession planning program and established an internal tool to support employee assessments in each competency under this model in order to assist in our employees' development and succession plans.

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
The regulatory framework governing CE's business is extensive. The Company could be held liable if its operations cause contamination of air, groundwater or soil or expose its employees or the public to contamination. The Company may be held liable for damage caused by conditions that existed before it acquired the assets, business or operations involved. Also, it may be liable if it generates, transports or arranges for the transportation, disposal or treatment of hazardous substances that cause environmental contamination at facilities operated by others, or if a predecessor company generated, transported, or made such arrangements and the Company is a successor. Liability for environmental damage could have a material adverse effect on the Company’s financial condition, results of operations and cash flows. The Company may also be held liable for the mishandling of waste streams resulting from the misrepresentations by a customer as to the nature of such waste streams.

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
For the year ended December 31, 2024, the Company’s top five customers in HE accounted for approximately 32% of revenues in that Segment and 15% of the Company’s consolidated revenues. For the year ended December 31, 2024, the Company’s top five customers in CE accounted for approximately 27% of the revenues in that Segment and 11% of the Company’s consolidated revenues. For the year ended December 31, 2024, the Company's top five customers in Rail accounted for approximately 46% of revenues in that Segment and 6% of the Company's consolidated revenues. The Company routinely enters into contracts with its top customers of varying length and scope. Disagreements between the parties can arise as a result of the scope, nature and varying degree of relationship between the Company and these customers and can result in disagreements between the Company and a customer that could impact multiple regions within the Company’s business.

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

We may continue to experience losses associated with Rail’s long-term fixed-price contracts.
Rail manufactures highly-engineered equipment under large long-term fixed-price contracts with several customers at prices that reflect our estimates of corresponding costs and schedules. Inaccuracies in these estimates may lead to cost overruns that may not be paid by our customers. We have recognized estimated forward loss provisions related to these contracts of $32.7 million, $32.8 million and $44.5 million for the years ended December 31, 2024, 2023 and 2022, respectively. These forward estimated loss provisions were due to several factors, such as material and labor cost inflation, supply chain delays due to the bankruptcy of a key European-based vendor, increased engineering effort, and increased engineering and commissioning costs. The Company may continue to experience challenges in the future, and it is possible that our overall estimate of liquidated damages, penalties and costs to complete these contracts may change, which could result in additional estimated forward loss provisions that could be material. Factors that could result in contract cost overruns, project delays or other problems may include the impact of inflation on fixed-price contracts, delays in the scheduled deliveries of machinery and equipment, unanticipated technical problems, including design or engineering issues, unforeseen increases in the costs of labor, warranties, raw materials, components or equipment, or our failure or inability to obtain resources when needed, delays or productivity issues caused by weather conditions, modifications to projects that create unanticipated costs or delays, and other unforeseen factors outside of our control. If we fail to accurately estimate the resources required and time necessary to complete these types of contracts, are unable to fulfill our obligations under these contracts in a timely and cost effective manner going forward, are unable to successfully renegotiate price increases, change orders and extensions to delivery schedules with our customers, or execute other mitigating measures, or if our customers decide to terminate their contract with us due to these or other factors, our results of operations, financial condition and cash flows may be adversely affected.

The Company may lose customers or be required to maintain or reduce prices as a result of competition.
The industries in which the Company operates are highly competitive. Some examples are as follows:
•HE's business is sustained mainly through contract renewals and new contract signings. The Company may be unable to renew contracts at historical price levels or to obtain additional contracts at historical rates as a result of competition. If the Company is unable to renew its contracts at the historical rates or renewals are made at reduced prices, or if its customers terminate their contracts, revenue and results of operations may decline.

•Like HE, CE's business is sustained primarily through contract renewals and new contract signings. CE faces competition from companies with greater resources than the Company, with closer geographic proximity to waste sites, with captive end disposal assets, and who may provide service offerings that we do not provide. In order to compete, the Company may be required to reduce price levels below historical price levels or obtain additional contracts at rates lower than historical rates.
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
The Company's patents and other intellectual property may not prevent competitors from independently developing or selling similar or duplicative products and services, and there can be no assurance that the resources invested by the Company to protect the Company's intellectual property will be sufficient or that the Company's intellectual property portfolio will adequately deter misappropriation or improper use of the Company's technology. The Company could also face competition in some countries where the Company has not adequately protected its intellectual property portfolio. The Company may be unable to secure or retain ownership or rights to use data in certain software analytics or services offerings. In addition, the Company may be the target of aggressive and opportunistic enforcement of patents by third parties, including non-practicing entities. Regardless of the merit of such claims, responding to infringement claims can be expensive and time-consuming. If the Company is found to infringe any third-party rights, the Company could be required to pay substantial damages or could be enjoined from offering some of the Company's products and services. Also, there can be no assurances that the Company will be able to obtain or renew from third parties the licenses needed in the future, and there is no assurance that such licenses can be obtained on reasonable terms.

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
The Company's businesses are subject to general economic slowdowns and cyclical conditions in each of the industries served. Examples are:

•A significant portion of HE's business consist of providing products and services in support of customers in the steel and aluminum industries that are periodically impacted by cyclical downturns, prolonged slowdowns in steel mill production, excess production capacity, bankruptcy or receivership of steel producers and changes in outsourcing practices;
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
•As an environmental solutions company, demand for the Company’s products and services may be adversely impacted by any decrease in regulatory or market scrutiny of our customers’ environmental and sustainability practices and any decision by our customers to focus resources currently committed to such practices into other business initiatives; and
•Capital constraints and increased borrowing costs may also adversely impact the financial position and operations of the Company's customers across all business segments.

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
Fluctuations in foreign exchange rates between the U.S. dollar and the approximately 25 other currencies in which the Company currently conducts business may adversely impact the Company's results of operations in any given fiscal period. The Company’s principal foreign currency exposures are in the Euro, the British pound sterling, the Chinese yuan and the Brazilian real, as well as the Egyptian pound, the Turkish lira and Argentinian peso as a result of transactions that are settled in these currencies. Given the structure of the Company's operations, an increase in the value of the U.S. dollar relative to the foreign currencies in which the Company earns its revenues generally has a negative impact on the translated amounts of the assets and liabilities, results of operations and cash flows. The Company's foreign currency exposures increase the risk of volatility in its financial position, results of operations and cash flows. If currencies in the below regions change materially in relation to the U.S. dollar, the Company's financial position, results of operations, or cash flows may be materially affected.

Compared with the corresponding full-year period in 2023, the average value of major currencies changed as follows in relation to the U.S. dollar during the full-year 2024, impacting the Company's revenues and income:

•British pound sterling strengthened by 3%;
•Euro weakened by <1%;
•Chinese yuan weakened by 1%; and
•Brazilian real weakened by 8%

Compared with exchange rates at December 31, 2023, the value of major currencies at December 31, 2024 changed as follows:

•British pound sterling weakened by 2%;
•Euro weakened by 6%;
•Chinese yuan weakened by 3%; and
•Brazilian real weakened by 21%
To illustrate the effect of foreign exchange rate changes in certain key markets of the Company, in 2024, revenues would have been 1% or $29.4 million higher and operating income would have been 11% or $5 million higher if the average exchange rates for 2023 were utilized. In a similar comparison for 2023, revenues would have been less than 1% or $9 million higher and operating income would have been 4% or $3 million higher if the average exchange rates for 2022 were utilized.

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
The Company operates in approximately 30 countries, generating 43% of its revenues outside of the U.S. (based on location of the facility generating the revenue) for the year ended December 31, 2024. In addition, as of December 31, 2024, approximately 49% of the Company’s property, plant and equipment is located outside of the U.S. The Company's global footprint exposes it to a variety of risks that may adversely affect the Company's results of operations, financial condition, liquidity and cash flows. These include, but may not be limited to, the following:
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
The Company has been named as one of many defendants in legal actions alleging personal injury from exposure to airborne asbestos over the past several decades. In their suits, the plaintiffs have named as defendants, among others, many manufacturers, distributors and installers of numerous types of equipment or products that allegedly contained asbestos. The vast majority of the asbestos complaints pending against the Company have been filed in New York and the vast majority of such complaints generally follow a form that contains a standard demand of significant damages, regardless of the individual plaintiff's alleged medical condition, and without identifying any Company product. If the Company is found to be liable in any of these actions and the liability exceeds the Company's insurance coverage, the Company's results of operations, cash flows and financial condition could be adversely affected.

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

The Company is currently involved in a number of environmental remediation investigations and cleanups and, along with other companies, has been identified as a "potentially responsible party" for certain byproduct disposal sites under the federal "Superfund" law. At several sites, the Company is currently conducting environmental remediation, and it is probable that the Company will agree to make payments toward funding certain other of these remediation activities. It also is possible that some of these matters will be decided unfavorably to the Company and that other sites requiring remediation will be identified. Each of these matters is subject to various uncertainties, and the Company's financial exposure is dependent upon the following factors:
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
The Company uses derivative financial instruments, such as interest rate swaps and foreign currency exchange forward contracts, for a variety of purposes. The Company uses interest rate swaps in conjunction with certain debt issuances in order to secure either a fixed or floating interest rate. The Company uses foreign currency exchange forward contracts as part of a worldwide program to minimize foreign currency operating income and balance sheet exposure. In particular, the Company uses foreign currency exchange forward contracts to hedge commitments, such as foreign currency debt, firm purchase commitments and foreign currency cash flows for certain export sales transactions. The unsecured contracts for foreign currency exchange forward contracts outstanding at December 31, 2024 mature at various times through 2027 and are with major financial institutions. The Company may also enter into derivative contracts to hedge commodity exposures. The failure of one or more counterparties to the Company's derivative financial instruments to fulfill their obligations could adversely affect the Company's results of operations, financial condition, liquidity and cash flows.

The Company’s variable rate indebtedness subjects it to interest rate risk, which could cause the Company's debt service obligations to increase significantly.
The Company's total debt at December 31, 2024 was $1.4 billion. Of this amount, approximately 62% had variable rates of interest and approximately 38% had fixed interest rates. The weighted average interest rate of total debt was approximately 6.4%. At debt levels as of December 31, 2024, a one percentage point increase in variable interest rates would increase interest expense by $9 million per year and a one percentage point decrease in variable interest rates would decrease interest expense by $9 million. Separately, a one percentage point change in interest rates also impacts our facility fees from our AR Facility by $1.5 million per year. If the Company is unable to successfully manage its exposure to variable interest rates, including through interest rate swaps that the Company has put into place, its debt service obligations may increase even though the amount borrowed remains the same and, in turn, its results of operations and financial condition may be negatively impacted.

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

Location	Principal Products/Services	Interest
Harsco Environmental Segment
Taiyuan City, China	Environmental Services	Leased
Rotherham, U.K.	Environmental Services	Owned
Sarver, Pennsylvania, U.S.	Environmental Services	Owned
Chesterfield, U.K.	Aluminum Dross and Scrap Processing Systems	Owned
Clean Earth Segment
Carteret, New Jersey, U.S.	Soil and Dredged Materials Processing	Leased
Jersey City, New Jersey, U.S.	Soil and Dredged Materials Processing	Leased
Kearny, New Jersey, U.S.	Hazardous Waste Processing	Leased
New Castle, Delaware, U.S.	Soil and Dredged Materials Processing	Leased
Upper Marlboro, Maryland, U.S.	Soil and Dredged Materials Processing	Owned
Calvert City, Kentucky, U.S.	Hazardous Waste Processing	Owned
Detroit, Michigan, U.S.	Hazardous Waste Processing	Owned
Birmingham, Alabama, U. S.	Hazardous Waste Processing	Owned
Inglewood, California, U.S.	Hazardous Waste Processing	Owned
Indianapolis, Indiana, U.S.	Hazardous Waste Processing	Leased
Kansas City, Missouri, U.S.	Hazardous Waste Processing	Owned
Fernley, Nevada, U.S.	Hazardous Waste Processing	Owned
Hatfield, Pennsylvania, U.S.	Hazardous Waste Processing	Owned
Providence, Rhode Island, U.S.	Hazardous Waste Processing	Owned
Avalon, Texas, U.S.	Hazardous Waste Processing	Owned
Houston, Texas, U.S.	Hazardous Waste Processing	Owned
Kent, Washington, U.S.	Hazardous Waste Processing	Owned
Tacoma, Washington, U.S.	Hazardous Waste Processing	Owned
Harsco Rail Segment
Columbia, South Carolina, U.S.	Rail Maintenance-of-way Equipment	Owned
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
PART II
Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Enviri Corporation common stock is listed on the New York Stock Exchange under the trading symbol NVRI. At December 31, 2024, there were 80,197,777 shares outstanding. In 2024, the Company's common stock traded in a range of $6.57 to $12.79 per share and closed at $7.58 per share at year-end. At December 31, 2024, there were approximately 1,145 stockholders of record. For additional information regarding the Company's equity compensation plans see Note 14, Stock-Based Compensation, in Part II, Item 8. Financial Statements and Supplementary Data, Part III, Item 11. Executive Compensation and Part III, Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Stock Performance Graph

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Enviri Corporation, the Russell 2000 Index and the Dow Jones US Diversified Industrials Index

$220
$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
12/19
12/20
12/21
12/22
12/23
12/24
Enviri Corporation
Russell 2000
Dow Jones US Diversified Industrials

*$100 invested on 12/31/2019 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2025 S&P Dow Jones Indices LLC, a division of S&P Global. All rights reserved.
Copyright© 2025 Russell Investment Group. All rights reserved.

	December 2019	December 2020	December 2021	December 2022	December 2023	December 2024
Enviri Corporation	100.00	78.14	72.62	27.34	39.11	33.46
Russell 2000	100.00	119.96	137.74	109.59	128.14	142.93
Dow Jones US Diversified Industrials	100.00	112.44	123.67	113.61	147.49	203.37

The above graph compares the cumulative total return on Enviri’s common stock over the five-year period ended December 31, 2024 with the cumulative total return for the same period on the Russell 2000 Index and Dow Jones U.S. Diversified Industrials Index. The graph assumes that $100 was invested on December 31, 2019 in our common stock and in the shares represented by each of the indices.

Dividend Policy

The Company anticipates that they will retain any available funds to invest in the operations of the business and does not anticipate paying any cash dividends in the foreseeable future

Item 6.    [Reserved].

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion should be read in conjunction with the Consolidated Financial Statements of Enviri Corporation provided under Part II, Item 8, Financial Statements and Supplementary Data of this Annual Report on Form 10-K.
Forward-Looking Statements

The nature of the Company's business, together with the number of countries in which it operates, subject it to changing economic, competitive, regulatory and technological conditions, risks and uncertainties. In accordance with the "safe harbor" provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, the Company provides the following cautionary remarks regarding important factors that, among others, could cause future results to differ materially from the results contemplated by forward-looking statements, including the expectations and assumptions expressed or implied herein. Forward-looking statements contained herein could include, among other things, statements about management's confidence in and strategies for performance; expectations for new and existing products, technologies and opportunities; and expectations regarding growth, sales, cash flows, and earnings. Forward-looking statements can be identified by the use of such terms as "may," "could," "expect," "anticipate," "intend," "believe," "likely," "estimate," "outlook," "plan," "contemplate," "project," target" or other comparable terms.

Factors that could cause actual results to differ, perhaps materially, from those implied by forward-looking statements include, but are not limited to:

(1) the Company's ability to successfully enter into new contracts and complete new acquisitions, divestitures, or strategic     ventures in the time-frame contemplated or at all;
(2) the Company’s inability to comply with applicable environmental laws and regulations;
(3) the Company’s inability to obtain, renew, or maintain compliance with its operating permits or license agreements; (4) various economic, business, and regulatory risks associated with the waste management industry;
(5) the seasonal nature of the Company's business;
(6) risks caused by customer concentration, fixed-price and long-term customer contracts, especially those related to complex engineered equipment and the competitive nature of the industries in which the Company operates;
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
(15) changes in the worldwide business environment in which the Company operates, including changes in general economic and industry conditions and cyclical slowdowns impacting the steel and aluminum industries;
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

Executive Overview
The Company is a market-leading, global provider of environmental solutions for industrial, retail and medical waste streams and innovative equipment and technology for the rail sector. In the recent years, the Company has worked on transforming into an environmental solutions company that provides services to manage, recycle and beneficially reuse waste and byproduct materials across many industries. The Company was incorporated in 1956 and has locations in approximately 30 countries, including the U.S.

The Company's operations consist of three reportable segments: Harsco Environmental, Clean Earth and Harsco Rail. HE operates primarily under long-term contracts, providing critical environmental services and material processing to the global steel and metals industries, including zero-waste solutions for manufacturing byproducts within the metals industry. CE provides specialty waste processing, treatment, recycling, and beneficial reuse solutions for customers in the industrial, retail, healthcare and construction industries across a variety of waste needs, including hazardous, non-hazardous, and contaminated soils and dredged materials. Rail is a provider of highly engineered maintenance equipment, aftermarket parts and safety and diagnostic systems and contracting solutions, which support railroad and transit customers worldwide.

The Company's Consolidated Financial Statements included in Part II, Item 8. Financial Statements and Supplementary Data previously included the operating results of Rail as discontinued operations in the Consolidated Statements of Operations and the carrying value of the assets and liabilities of Rail were previously classified as Assets held-for-sale and Liabilities of assets held-for sale on the Consolidated Balance Sheets for the periods including November 2021 through February 2024. However, since the sales process was paused and the held-for-sale criteria were no longer met as of March 31, 2024, Rail's operating results have been reclassified to continuing operations in the Consolidated Statements of Operations and its assets and liabilities have been reclassified to held-and-used in the Consolidated Balance Sheets for all periods presented.

As part of its asset sale goal, the Company completed the sales of two HE subsidiaries, Performix on April 1, 2024 and Reed on August 29, 2024. The Company received total proceeds of $57.6 million from these dispositions in 2024. Refer to Note 3, Discontinued Operations and Dispositions in Part II, Item 8. Financial Statements and Supplementary Data for more information related to these transactions.

On February 14, 2025, the Company entered into an amendment to the Credit Agreement to reset the levels of its covenants, among other changes. The Company obtained the amendment because its forward-looking projections indicated that it may not meet the minimum level required by the interest coverage ratio. As a result of this amendment, the total Net Debt to Consolidated Adjusted EBITDA ratio covenant was set to 4.75x for the quarters ended December 31, 2024 and March 31, 2025, 5.00x for the quarters ended June 30, 2025 and September 30, 2025, and then decreases every six months by 0.25x until reaching 4.00x for the quarter ended June 30, 2027 and thereafter. The interest coverage ratio was set at 2.75x for the quarter ended December 31, 2024 and 2.50x for each quarter after. The Company continues to expect that it will continue to maintain compliance with the amended covenants.

In September 2024, the Company amended its Senior Secured Credit Facilities to, among other things, extend the term of the Revolving Credit Facility to September 5, 2029, adjust the limit to $625.0 million and increase certain levels of its net debt to consolidated adjusted EBITDA ratio. In addition, the Company retained $50.0 million of its existing revolving commitments which mature on March 10, 2026. Refer to Note 8, Debt and Credit Agreements in Part II, Item 8. Financial Statements and Supplementary Data for more information related to this amendment.

In October 2024, the Company renewed the AR Facility for a three-year term expiring in October 2027. In February 2025, the AR Facility was further amended to increase the maximum purchase commitment from $150.0 million to $160.0 million. This facility is discussed further in Note 4, Accounts Receivable and Note Receivable in Part II, Item 8. Financial Statements and Supplementary Data.

Results of Operations
Amounts included in this Part II. Item 7. Results of Operations of this Annual Report on Form 10-K are rounded in millions and all percentages are calculated based on actual amounts. As a result, minor differences may exist due to rounding.
Total Revenues by Segment:

(Dollars in millions)	2024	2023	Change	%
Harsco Environmental	$1,111.5	$1,140.9	$(29.4)	(2.6)%
Clean Earth	939.8	928.3	11.5	1.2%
Harsco Rail	291.3	296.8	(5.5)	(1.9)%
Total revenues	$2,342.6	$2,366.0	$(23.4)	(1.0)%

Total Revenues by Region:

(Dollars in millions)	2024	2023	Change	%
North America	$1,405.5	$1,461.8	$(56.2)	(3.8)%
Western Europe	510.2	489.2	21.0	4.3%
Latin America (a)	160.3	172.7	(12.5)	(7.2)%
Asia-Pacific	145.4	135.9	9.6	7.0%
Middle East and Africa	104.0	86.9	17.1	19.7%
Eastern Europe	17.3	19.6	(2.3)	(11.6)%
Total Revenues	$2,342.6	$2,366.0	$(23.4)	(1.0)%
(a) Includes Mexico.

Operating Income (Loss) from Continuing Operations by Segment:

(Dollars in millions)	2024	2023	Change	%
Harsco Environmental	$32.0	$77.6	$(45.6)	(58.8)%
Clean Earth	92.2	77.0	15.2	19.7%
Harsco Rail	(58.0)	(31.7)	(26.3)	(83.0)%
Corporate	(34.4)	(43.0)	8.6	20.0%
Operating income (loss) from continuing operations	$31.7	$79.9	$(48.2)	(60.3)%

Operating Margins by Segment:

	2024	2023
Harsco Environmental	2.9%	6.8%
Clean Earth	9.8%	8.3%
Harsco Rail	(19.9)%	(10.7)%
Consolidated Operating Margin	1.4%	3.4%

Comparative Analysis of Segment Results
The changes during the year ended December 31, 2024 in Operating income (loss) from continuing operations are described below, by segment, when compared to the year ended December 31, 2023:

Harsco Environmental Segment:

Significant Effects on Revenues (In millions)
Revenues—2023	$1,140.9
Net effects of price/volume changes, primarily attributable to volume changes and service mix	68.5
Net impact of new and lost contracts	(19.0)
Impact of divestitures	(48.8)
Impact of foreign currency translation	(30.1)
Revenues—2024	$1,111.5

The following factors contributed to the changes in operating income (loss) for the year ended December 31, 2024.

Factors Positively Affecting Operating Income:
•Higher revenues from environmental service contracts during the year ended December 31, 2024, partially due to higher overall service levels at certain sites, as well as revenues from new contracts, when compared to the prior year, partially offset by higher operating costs at certain sites.
•Net gains totaling $10.5 million were recognized during the year ended December 31, 2024 for the divestitures of the Performix and Reed businesses. See Note 3, Discontinued Operations in Part II, Item 8. Financial Statements and Supplementary Data for additional details.

Factors Negatively Impacting Operating Income:
•During the year ended December 31, 2024, the Company recorded an increase of $27.2 million to the reserve for the processing and disposal of salt cake byproduct in Bahrain. See Note 12, Commitments and Contingencies in Part II, Item 8. Financial Statements and Supplementary Data for details on this reserve.
•Plant, property and equipment ("PP&E") impairment charges for the year ended December 31, 2024 increased by $9.3 million from impairment charges related to site locations in the U.S. and the Middle East during 2024, compared to the PP&E impairment charge recorded during the year ended December 31, 2023 related to abandoned equipment at a customer site. See Note 6, Property, Plant and Equipment, Net in Part II, Item 8. Financial Statements and Supplementary Data for details on these charges.
•The divestitures of Performix and Reed unfavorably impacted operating income by $7.4 million during the year ended December 31, 2024.
•The impact of foreign currency translation negatively impacted operating income by $7.2 million during the year ended December 31, 2024, when compared to 2023.
•The year ended December 31, 2023 included a $8.1 million net gain related to a lease modification that resulted in a lease incentive for a site relocation in the United States, offset by relocation costs incurred, which did not recur during the year ended December 31, 2024.
•Selling, general and administrative expenses ("SG&A") increased by $7.0 million during the year ended December 31, 2024, primarily driven by higher compensation costs and travel expenses, when compared to the year ended December 31, 2023.

Clean Earth Segment:

Significant Effects on Revenues (In millions)
Revenues—2023	$928.3
Net effects of price/volume changes, primarily attributable to pricing changes	17.5
Impact of pricing settlement	(6.0)
Revenues—2024	$939.8

The following factors contributed to the changes in operating income (loss) for the year ended December 31, 2024.

Factors Positively Affecting Operating Income:
•Favorable changes of $22.7 million during the year ended December 31, 2024 related to pricing and mix in the hazardous waste business and operational cost reduction initiatives at certain sites, net of decreased revenues from lower volumes processed from customer sites in certain industries and cost increases as a result from inflation. These cost reduction initiatives include modernizing systems, optimizing its transportation and logistics network, internalizing treatment of certain waste streams, securing end disposal capacity and consolidating procurement activities to reduce costs and enhance asset utilization.

Factors Negatively Impacting Operating Income:
•Operating income was unfavorably impacted by $6.0 million during the year ended December 31, 2024 due to the settlement that was reached during the year ended December 31, 2023 for a pricing dispute over services performed in prior periods in the hazardous waste business.
•SG&A increased by $3.2 million during the year ended December 31, 2024, primarily due to higher compensation costs, offset by a decrease in the Company's provision for expected credit losses, when compared to 2023.

Harsco Rail Segment:

Significant Effects on Revenues (In millions)
Revenues—2023	$296.8
Net effect of price/volume changes, primarily attributable to volume changes	11.1
Change in revenue adjustments as a result of certain estimated forward loss provisions (a)	(17.3)
Impact of foreign currency translation	0.7
Revenues—2024	$291.3
(a) Includes principally Network Rail, Deutsche Bahn and SBB contracts.

The following factors contributed to the changes in operating income (loss) for the year ended December 31, 2024.

Factors Positively Affecting Operating Income:
•Favorable mix and volume from the sale of safety and diagnostics technology systems which resulted in an increase of $3.5 million during the year ended December 31, 2024, when compared to the same period in 2023.
•Operating income for the year ended December 31, 2024 was favorably impacted by $7.5 million in additional net losses recognized during the year ended December 31, 2023, which did not recur during year ended December 31, 2024, from the SBB contract, which were a result of contract-related adjustments for certain taxes and inventory.

Factors Negatively Impacting Operating Income:
•A goodwill impairment charge of $13.0 million was recorded during the year ended December 31, 2024. See Fair Value Estimates for Goodwill paragraph located in Part II, Item 7. Application of Critical Accounting Policies, as well as Note 7, Goodwill and Other Intangible Assets in Part II, Item 8. Financial Statements and Supplementary Data for more details on the Company's conclusion.
•A charge for the remeasurement of long-lived assets of $10.7 million was recorded during the year ended December 31, 2024, related to the depreciation and amortization expense that would have been recognized from November 2021 through February 2024 when Rail's assets were classified as held-for-sale, had the assets been continuously classified as held-for-use. See Note 3, Discontinued Operations and Dispositions in Part II, Item 8. Financial Statements and Supplementary Data for additional details.

•As a result of the reclassification discussed above of Rail's assets from held-for-sale to held-for-use, the Company began to recognize depreciation and amortization expense during the year ended December 31, 2024 for $3.7 million. No depreciation and amortization expense was recognized during the period that Rail's assets were classified as held-for-use, which was November 2021 through February 2024.
•An unfavorable mix of after-market part sales during the year ended December 31, 2024 that resulted in a decrease of operating income of $7.6 million, when compared to the year ended December 31, 2023.

Corporate Costs:

In addition to the factors described above from the Company's reportable segments, the Company's Operating income (loss) from continuing operations for the year ended December 31, 2024 was also favorably impacted by a decrease in SG&A of $3.9 million, compared to 2023, which was driven mainly from a decrease in compensation expense. The year ended December 31, 2024 also included a net gain on sale of corporate assets of $3.3 million, which did not occur during the year ended December 31, 2023.

Consolidated Results

(In millions, except per share information and percentages)	2024	2023	2022
Total revenues	$2,342.6	$2,366.0	$2,134.0
Cost of services and products sold	1,902.6	1,916.1	1,795.9
Selling, general and administrative expenses	359.4	354.0	304.9
Research and development expenses	4.0	3.5	2.9
Goodwill and other intangible asset impairment charges	15.9	—	119.6
Property, plant and equipment impairment charge	23.4	14.1	—
Remeasurement of long-lived assets	10.7	—	—
Gain on sale of businesses, net	(10.5)	—	—
Other (income) expenses, net	5.4	(1.6)	11.7
Operating income (loss) from continuing operations	31.7	79.9	(100.9)
Interest income	6.8	6.8	3.8
Interest expense	(112.2)	(107.1)	(76.8)
Facility fees and debt-related income (expense)	(11.3)	(10.8)	(3.0)
Defined benefit pension income (expense)	(16.7)	(21.6)	8.9
Income (loss) from continuing operations before income taxes and equity income	(101.7)	(52.7)	(167.9)
Income tax benefit (expense) from continuing operations	(17.1)	(30.9)	(4.9)
Equity income (loss) of unconsolidated entities, net	—	(0.8)	(0.2)
Income (loss) from continuing operations	(118.7)	(84.3)	(172.9)
Income (loss) from discontinued businesses	(5.3)	(5.1)	(5.4)
Income tax benefit (expense) from discontinued businesses	1.4	1.3	1.9
Income (loss) from discontinued operations, net of tax	(3.9)	(3.8)	(3.5)
Net income (loss)	(122.7)	(88.1)	(176.4)
Other comprehensive income (loss):
Foreign currency translation adjustments, net of deferred income taxes	(46.4)	29.0	(82.3)
Net gain (loss) on cash flow hedging instruments, net of deferred income taxes	4.2	(0.6)	3.2
Pension liability adjustments, net of deferred income taxes	41.7	(1.0)	67.5
Unrealized gain (loss) on marketable securities, net of deferred income taxes	—	—	—
Total other comprehensive income (loss)	(0.5)	27.3	(11.6)
Total comprehensive income (loss)	(123.2)	(60.8)	(188.0)
Diluted earnings (loss) per share from continuing operations attributable to Enviri Corporation common stockholders	$(1.55)	$(1.03)	$(2.22)
Effective income tax rate from continuing operations	(16.8)%	(58.6)%	(2.9)%

Comparative Analysis of Consolidated Results
Total Revenues
Total revenues for 2024 decreased $23.4 million, or 1%, from 2023. Total revenues for 2023 increased $232.0 million, or 11%, from 2022. These changes were attributable to the following significant items:

Changes in Total Revenues (In millions)	2024 vs. 2023	2023 vs. 2022
Net effect of price/volume changes in HE, primarily attributable to volume and service mix	$68.5	$74.6
Net effect of price/volume changes in CE, primarily attributable to pricing changes	17.5	94.5
Net effect of price/volume changes in Rail, primarily attributable to volume and service mix	11.1	22.9
Net impact of new contracts and lost contracts in HE	(19.0)	13.0
Impact from divestitures	(48.8)	—
Changes from revenue adjustments as a result of certain estimated forward loss provisions in Rail (a)	(17.3)	29.5
Impact of pricing settlement in CE	(6.0)	6.0
Impact of foreign currency translation	(29.4)	(8.6)
Other	—	0.2
Total change in revenues	$(23.4)	$232.0
(a) Includes principally Network Rail, Deutsche Bahn and SBB contracts.

Cost of Services and Products Sold
Cost of services and products sold for 2024 decreased $13.5 million or 1% from 2023. Cost of services and products sold for 2023 increased $120.2 million, or 7%, from 2022. These changes were attributable to the following significant items:

Change in Cost of Services and Products Sold (In millions)	2024 vs. 2023	2023 vs. 2022
Change in costs due to changes in revenue volume and mix	$(4.8)	$96.1
Changes in costs from depreciation expense	11.9	8.4
Changes from cost adjustments as a result of certain estimated forward loss provisions in Rail (a)	(27.2)	27.9
Changes from reserve for salt cake disposal in HE	27.2	—
Impact of foreign currency translation	(24.7)	(6.3)
Other	4.1	(5.9)
Total change in cost of sales	$(13.5)	$120.2

Selling, General and Administrative Expenses
Selling, general and administrative expenses ("SG&A") increased $5.4 million, or 2%, during the year ended December 31, 2024, compared to 2023. This increase is primarily driven by higher professional fees of $7.1 million, mainly related to strategic initiatives from CE, due to the cost reduction initiatives discussed above within the Clean Earth Segment results, and Corporate, which include costs to support and execute the Company's long-term strategies, such as divestiture transactions, in addition to compensation costs of $3.9 million in CE and HE, offset by a $4.2 million decrease in the Company's provision for expected credit losses contributed by CE.

SG&A expenses for 2023 decreased $49.1 million, or 16%, from 2022, primarily as a result of higher compensation costs of $31.6 million, mainly from CE and Corporate. Increases in 2023 SG&A from 2022 also includes $6.7 million in bad debt expense, which is primarily due to the HE change in its provision for expected credit losses of $5.3 million for a steel customer in the Middle East, and $4.2 million in increased information technology-related costs.

Goodwill and Other Intangible Asset Impairment Charges
The Company recorded impairment charges totaling $15.9 million during the year ended December 31, 2024 related to the Company's goodwill and intangible assets, of which $13.0 million is related to the goodwill previously assigned to the Rail reporting unit as a result of the Company's annual impairment test and $2.8 million related to the impairment of a customer relationship intangible asset for HE.

During the year ended December 31, 2022, the Company recorded total impairment charges of $119.6 million that was comprised of a $104.6 million impairment related the goodwill assigned to the Clean Earth reporting unit and a $15.0 million impairment related to an HE intangible asset. There was no such charge incurred during the year ended December 31, 2023.

See the Fair Value Estimates for Business Combinations and Goodwill and the Long-lived Asset Impairment (Other than Goodwill) paragraphs under Part II, Item 7. Management's Discussion and Analysis, Application of Critical Accounting Policies and Critical Accounting Estimates for further details.

Property, Plant and Equipment Impairment Charge
During the year ended December 31, 2024, the Company recorded $23.4 million of impairment charges related to the PP&E located at HE sites in the United States and the Middle East.

During the year ended December 31, 2023, Company recorded a PP&E impairment charge of $14.1 million related to an HE customer site in China.

No such charge was recorded during the year ended December 31, 2022.

See Note 6, Property, Plant and Equipment in Part II, Item 8. Financial Statements and Supplementary Data for details regarding these impairment charges.

Remeasurement of Long-Lived Assets
During the year ended December 31, 2024, the Company recorded $10.7 million in depreciation and amortization expense for Rail's PP&E and intangible assets that were previously classified in Assets held-for-sale and have been reclassified into its respective caption for assets-held-for-use on the Company's Consolidated Balance Sheets. This amount includes all of the depreciation and amortization expense that would have been recognized during the periods that these assets were classified as held-for-sale.

See Note 3, Discontinued Operations and Dispositions in Part II, Item 8. Financial Statements and Supplementary Data for further discussion.

Gain on Sale of Businesses, Net
During the year ended December 31, 2024, the Company recognized $10.5 million of gains related to the divestitures of two HE businesses that included the sale of Performix that resulted in a pre-tax net gain of $1.8 million in April 2024 and the sale of Reed that resulted in a pre-tax net gain of $8.7 million in August 2024. See Note 3, Discontinued Operations and Dispositions in Part II, Item 8. Financial Statements and Supplementary Data for further discussion.

Other (Income) Expenses, Net
The major components of this Consolidated Statements of Operations caption are detailed below. See Note 18, Other (Income) Expenses, Net, in Part II, Item 8, Financial Statements and Supplementary Data for additional information.

	Other (Income) Expenses
(In thousands)	2024	2023	2022
Employee termination benefit costs	$8.4	$3.0	$8.2
Net gains	(6.6)	(2.6)	(4.0)
Contingent consideration adjustments	—	(0.8)	(0.8)
Asset impairments	5.3	0.1	0.7
Other costs (income) to exit activities	(1.5)	(1.6)	5.4
Other (income) expense	—	0.3	2.1
Total other (income) expenses, net	$5.6	$(1.6)	$11.6
Interest Expense
Interest expense for the year ended December 31, 2024 was $112.2 million, an increase of $5.1 million, or 5%, compared with the year ended December 31, 2023, which is primarily driven by finance lease additions during 2024, mainly in CE.
Interest expense in 2023 was $107.1 million, an increase of $30.3 million, or 39%, compared with 2022. This increase primarily relates to higher weighted average interest rates, in addition to higher net borrowings, on the Company's Senior Secured Credit Facilities during 2023.
See Note 8, Debt and Credit Agreements in Part II, Item 8, Financial Statements and Supplementary Data for additional information.

Facility Fees and Debt-Related Income (Expense)
During the year ended December 31, 2024, the Company recognized $11.3 million of net expense primarily from fees related to the Company's AR Facility. A loss of $0.3 million was also recognized during 2024 due to the recognition of expense of previously recorded deferred financing costs related to the Company's Senior Secured Credit Facilities, as a result of an amendment to these facilities in September 2024.

During the year ended December 31, 2023, the Company recognized $10.8 million of net expense, which included higher fees related to the Company's AR Facility as a result of higher weighted average interest rates, compared to the year ended 2022.

During the year ended December 31, 2022, the Company recognized $3.0 million of net expense, which included fees related to amending the Company's Senior Secured Credit Facilities, as well as fees related to the Company's AR Facility that the Company entered into in June 2022. A $2.3 million gain on the repurchase of $25.0 million of Senior Notes partially offset these fees during the year ended December 31, 2022.

The components of Facility fees and debt-related income (expense) are included in Note 8, Debt and Credit Agreements in Part II, Item 8, Financial Statements and Supplementary Data, as well as the details of the Company's credit agreements referenced above.
Defined Benefit Pension Income (Expense)
Defined benefit pension expense decreased during the year ended December 31, 2024 by $4.9 million, or 23%, to $16.7 million, when compared to expense for the year ended December 31, 2023. This decrease is primarily from higher expected return on plan assets during the year ended December 31, 2024 due to higher plan asset balances at December 31, 2023, when compared to the prior year.

Defined benefit pension expense for the year ended December 31, 2023 was $21.6 million, compared to defined benefit pension income of $8.9 million during the year ended December 31, 2022. This change is primarily related to the impact of higher discount rates applied to the Company's 2023 pension plan obligations and a lower expected return on plan assets during the year ended December 31, 2023 due to lower plan asset values at December 31, 2022.

See Note 10. Employee Benefit Plans in Part II, Item 8, Financial Statements and Supplementary Data, for additional information.

Income Tax Expense from Continuing Operations
Income tax expense from continuing operations in 2024 was $17.1 million, compared with $30.9 million in 2023. The effective income tax rate relating to continuing operations for 2024 was (16.8)%, compared to (58.6)% for 2023. The decrease in income tax expense was primarily due to a higher pre-tax loss which was driven by an increased forward loss provision for the Network Rail contract for Rail, the Rail goodwill impairment charge and the Rail charge for the remeasurement of long-lived assets, partially offset by increased CE operating performance and the gains from the sale of Reed and Performix. Income tax expense was also favorably impacted by a capital loss utilization in 2024 and a $3.7 million income tax charge due to assets impairment in China not recurring in 2024, partially offset by nondeductible goodwill allocated to the sale of Reed and Performix businesses. The decrease in effective tax rate was primarily due to the operating loss in the Rail business and the change in mix of income.

Income tax expense from continuing operations in 2023 was $30.9 million, compared with $4.9 million income tax expense from continuing operations in 2022. The effective income tax rate relating to continued operations for 2023 was (58.6)%, versus (2.9)% for 2022. The increase in income tax expense was primarily due to a lower pre-tax loss resulting from business improvement in CE and a reduction in forward loss provision for the Network Rail contract for Rail, an increase in disallowed interest expense in 2023 due to higher interest expense on the Company's Senior Secured Credit Facilities, a $3.7 million income tax charge from the derecognition of prior year deferred tax assets in China, a $3.0 million tax benefit recorded in 2022 on the deductible portion of the CE goodwill impairment not recurring in 2023, an increase in the U.K. defined benefit pension expense with no tax benefit and the change in mix of income in various countries. The increase in effective tax rate was primarily due to the business improvement in CE, a reduction in forward contract loss provision in Rail, the $104.6 million CE goodwill impairment not recurring in 2023, and the change in mix of income.

See Note 11, Income Taxes in Part II, Item 8, Financial Statements and Supplementary Data, for additional information.
Total Other Comprehensive Income (Loss)
Total other comprehensive loss was $0.5 million for the year ended December 31, 2024, compared with total other comprehensive income of $27.3 million for the year ended December 31, 2023. The primary driver of this change is the strengthening of the U.S. dollar against most currencies, inclusive of the impact of foreign currency translation of cumulative unrecognized actuarial losses on the Company's pension obligations. This was partially offset by actuarial gains recognized for the U.S. and U.K. pension obligations due to changes in actuarial assumptions, including higher discount rates.

Total other comprehensive income was $27.3 million for the year ended December 31, 2023, compared with a total other comprehensive loss of $11.6 million during the year ended December 31, 2022. The primary driver of this fluctuation was due to the fluctuation of the U.S. dollar against certain currencies, inclusive of the impact of foreign currency translation of cumulative unrecognized actuarial losses on the Company's pension obligations.

Liquidity and Capital Resources
Amounts included in this Part II, Item 7. Liquidity and Capital Resources of this Annual Report on Form 10-K are rounded in millions and all percentages are calculated based on actual amounts. As a result, minor differences may exist due to rounding.
Cash Flow Summary
The Company currently expects to have sufficient financial liquidity and borrowing capacity to support the strategies within each of its businesses and its current operating and debt service needs. The Company also currently expects operational and business needs, in addition to repayment of its current debt maturities, to be met by cash provided by operations, supplemented with borrowings, principally under the Senior Secured Credit Facilities. The Company expects the Senior Secured Credit Facilities to be fully available based on continued compliance with the related covenants based on its current outlook. The Company supplements the cash provided by operations with borrowings due to historical patterns of seasonal cash flow and the funding of various projects and regularly assesses capital needs in the context of operational trends and strategic initiatives.

Cash flows from operating, investing and financing activities, as reflected on the Consolidated Statements of Cash Flows, are summarized in the following table:

(In millions)	2024	2023	2022
Net cash provided (used) by:
Operating activities	$78.1	$114.4	$150.5
Investing activities	(34.1)	(116.6)	(99.1)
Financing activities	(63.4)	44.8	(42.8)
Effect of exchange rate changes on cash	(15.0)	(3.1)	(10.7)
Net change in cash and cash equivalents	$(34.5)	$39.5	$(2.0)
Cash provided (used) by operating activities — Net cash provided by operating activities during the year ended December 31, 2024 was $78.1 million, a decrease of $36.4 million the year ended December 31, 2023. This decrease is due to lower cash net income and unfavorable changes in net working capital during the year ended December 31, 2024, when compared to the year ended December 31, 2023. The unfavorable changes in net working capital were primarily from increased payments for accrued compensation and other accrued expenses and expenditures related to certain long-term equipment contracts for Rail, which were offset by the timing of accounts receivable collections.
Also included in Net cash provided (used) by operating activities on the Company's Consolidated Statements of Cash Flows in Part II, Item 8. Financial Statements and Supplementary Data is the caption, Other assets and liabilities. A summary of the major components of this caption for the periods presented is as follows:

(In millions)	2024	2023	2022
Net cash provided (used) by:
Change in income taxes	$(0.4)	$4.8	$(2.0)
Change in prepaid expenses	(6.3)	(4.0)	(5.8)
Change in reserve for forward losses on contracts	3.7	20.2	15.1
Change in environmental liabilities	25.2	(0.8)	(2.6)
Other (a)	(11.4)	8.8	(12.5)
Total change in Other assets and liabilities	$10.9	$29.0	$(7.7)
(a)     Other relates primarily to other accruals that are individually not significant.
Cash used by investing activities — Net cash used by investing activities during the year ended December 31, 2024 was $34.1 million, a decrease in cash used of $82.5 million during the year ended December 31, 2023. The year ended December 31, 2024 included the total net proceeds of $57.6 million received from the divestitures of Performix in April 2024 and Reed in August 2024, as well as increased net proceeds during the year ended December 31, 2024 of $10.1 million from the sale of assets, mainly by HE and Corporate, and an increase of $7.9 million from the settlement of foreign currency forward exchange contracts, when compared to the prior year.

Cash provided (used) by financing activities — Net cash used by financing activities during the year ended December 31, 2024 was $63.4 million, compared to net cash provided by financing activities of $44.8 million in 2023. The year ended December 31, 2024 includes net repayments of $39.8 million of the Company's total debt, funded by the changes in cash flows from operating and investing activities noted above, compared to net borrowings of $44.5 million during the year ended December 31, 2023. The year ended December 31, 2024 also included dividend payments made to strategic venture partners in HE of $17.1 million.
Effects of exchange rate changes on cash and cash equivalents, including restricted cash — The unfavorable effects of exchange rates on cash and equivalents during the year ended December 31, 2024 was $15.0 million, compared to $3.1 million during the year ended December 31, 2023. The year ended December 31, 2024 included the impact of the strengthening of the U.S. dollar against certain currencies, including the Egyptian pound, on the global cash balances held by the Company in these currencies.
Cash Requirements
The Company's expected future payments related to contractual obligations and commercial commitments at December 31, 2024 consist of:
•Principal payments related to our short-term borrowings and long-term debt obligations that are included in our Consolidated Balance Sheets. See Note 8, Debt and Credit Agreements in Part II, Item 8 Financial Statements and Supplementary Data for additional information on short-term borrowings and long-term debt.
•Projected interest payments on long-term debt are anticipated to be approximately $85 million annually based upon borrowings, interest rates and foreign currency exchange rates at December 31, 2024 and includes the impact of the interest rate swaps the Company has in-place with certain variable rate debt issuances to secure a fixed interest rate. The interest rates on variable-rate debt and foreign currency exchange rates are subject to changes beyond the Company's control and may result in actual interest expense and payments differing from the projected amounts.
•Projected facility fee payments on the AR Facility are expected to be $8.6 million annually based on the drawn amount and rates at December 31, 2024. The rates are variable, and are subject to changes beyond the Company's control and may result in facility fees differing from the projected amounts.
•Purchase obligations representing legally binding obligations to purchase property, plant and equipment, inventory and other commitments made in the normal course of business to meet operations requirements. At December 31, 2024, the Company has $211.1 million of outstanding purchase commitments, of which $131.5 million will be fulfilled in the next twelve months.
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
•Expected net cash payable of $6.9 million representing the fair value of the foreign currency exchange contracts outstanding at December 31, 2024. The foreign currency exchange contracts are recorded on the Consolidated Balance Sheets at fair value. See Note 15, Financial Instruments in Part II, Item 8 Financial Statements and Supplementary Data, for additional information.
•At December 31, 2024, in addition to the above contractual obligations, the Company had $3.1 million of potential long-term tax liabilities, including interest and penalties, related to uncertain tax positions. Because of the high degree of uncertainty regarding the future cash flows associated with these potential long-term tax liabilities, the Company is unable to estimate the years in which settlement will occur with the respective taxing authorities.

Off-Balance Sheet Arrangements

The following table summarizes the Company's contingent commercial commitments at December 31, 2024. These amounts are not included on the Company's Consolidated Balance Sheets since there are no current circumstances known to management indicating that the Company will be required to make payments on these contingent commercial commitments.
Commercial Commitments at December 31, 2024

		Amount of Commercial Commitment Expiration Per Period
(In millions)	Total	Less than 1 Year	1-3 Years	3-5 Years	Over 5 Years	Indefinite Expiration
Performance bonds	$213.1	$207.7	$1.0	$0.1	$—	$4.3
Standby letters of credit	75.5	68.8	6.4	0.3	—	—
Guarantees	163.2	29.3	40.1	93.3	—	0.5
Total commercial commitments	$451.8	$305.8	$47.5	$93.7	$—	$4.8

In certain instances, commercial commitments may need to be extended past their expiration date based on the timing of delivery of customer orders or other factors. Certain commercial commitments that are of a continuous nature do not have an expiration date and are, therefore, considered to be indefinite in nature. See Note 15, Financial Instruments in Part II, Item 8. Financial Statements and Supplementary Data for additional information.
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

Summary of Senior Secured Credit Facilities and Notes: (In millions)	December 31 2024	December 31 2023
By type:
Revolving Credit Facility	$407.0	$422.0
Term Loan	482.5	487.5
5.75% Senior Notes	475.0	475.0
Total	$1,364.5	$1,384.5
By classification:
Current	$5.0	$5.0
Long-term	1,359.5	1,379.5
Total	$1,364.5	$1,384.5

Senior Secured Credit Facilities
On February 14, 2025, the Company entered into another amendment to the Senior Secured Credit Facilities to reset the levels of its covenants, among other changes. As a result of this amendment, the total Net Debt to Consolidated Adjusted EBITDA ratio covenant was set to 4.75x for the quarter ended March 31, 2025, 5.00x for the quarters ended June 30, 2025 and September 30, 2025, and then decreases every six months by 0.25x until reaching 4.00x for the quarter ended June 30, 2027 and thereafter. The interest coverage ratio was set at 2.75x for the quarter ended December 31, 2024 and 2.50x for each quarter after.

In September 2024, the Company amended its Senior Secured Credit Facilities to, among other things, extend the term of the Revolving Credit Facility to September 5, 2029 and adjust the limit to $625.0 million. In addition, the Company retained $50.0 million of its existing revolving commitments which mature on March 10, 2026. The extended Revolving Credit Facility bears interest at a rate, depending on total net leverage, ranging from 75 to 125 basis points over base rate or 175 to 225 basis points over SOFR and the existing Revolving Credit Facility bears interest at a rate, depending on total net leverage, ranging from 50 to 175 basis points over base rate or 150 to 275 basis points over SOFR, in each case, subject to zero floor. The Company expensed $0.3 million of previously recorded deferred financing costs in Facility fees and debt related income (expense) and capitalized $4.4 million of fees incurred related to the amendment, which is included in Current maturities of long-term debt and Long-term debt on the Company's Consolidated Balance Sheets.

The September 2024 amendment also set the net debt to consolidated adjusted EBITDA ratio covenant to 4.75x for the quarter ended September 30, 2024, which then decreases to 4.50x for the quarter ended June 30, 2025, 4.25x for the quarter ended December 31, 2025 and 4.00x thereafter. The Company's required coverage of consolidated interest charges is set at a minimum of 2.75x through the end of 2024 and increases to 3.00x beginning with the first quarter of 2025.

During the years ended December 31, 2023 and 2022, the Company recognized $12.0 thousand and $1.7 million, respectively, of expenses related to amendments to the Senior Secured Credit Facilities included in the caption Facility fees and debt-related income (expense) on the Company's Consolidated Statements of Operations. No such fees were incurred during the year ended December 31, 2024.

The Senior Secured Credit Facilities impose certain restrictions including, but not limited to, restrictions as to types and amounts of debt or liens that may be incurred by the Company, limitations on increases in dividend payments, limitations on repurchases of the Company's stock and limitations on certain acquisitions by the Company.

The obligations of the Company are guaranteed by substantially all of the Company’s current and future wholly-owned domestic subsidiaries (“Guarantors”). All obligations under the Senior Secured Credit Facilities and the guarantees of those obligations are secured, subject to certain exceptions, by substantially all of the Company’s assets and the assets of the Guarantors.

The Senior Secured Credit Facilities require certain mandatory prepayments for the Term Loan, subject to certain exceptions, based on net cash proceeds of certain sales or distributions of assets, as well as certain casualty and condemnation events, in some cases subject to reinvestment rights and certain other exceptions, net cash proceeds of any issuance of debt, excluded permitted debt issuances, and a percentage of excess cash flow, as defined in the terms under the Senior Secured Credit Facilities, during a fiscal year.

The following table shows the amount outstanding under the Revolving Credit Facility and available credit at December 31, 2024.

(In millions)	Facility Limit	Outstanding Balance	Outstanding Letters of Credit	Available Credit
Revolving credit facility	$675.0	407.0	29.8	$238.2

Other
In June 2022, the Company and its SPE entered into a revolving trade receivables securitization facility to accelerate cash flows from trade receivables under its AR Facility with PNC Bank, National Association ("PNC") for a three-year term. The Company and its designated subsidiaries continuously sell their trade receivables as they are originated to its SPE. The SPE transfers ownership and control of qualifying receivables to PNC, up to a maximum purchase commitment of $150.0 million. In October 2024, the Company renewed the AR Facility for another three-year term, expiring in October 2027 and, in February 2025, the maximum purchase commitment was increased to $160.0 million

During the year ended December 31, 2023, the Company received proceeds of $5.0 million from the AR Facility. No additional proceeds were received during the year ended December 31, 2024.

See Note 8, Debt and Credit Agreements in Part II, Item 8. Financial Statements and Supplementary Data for additional details on the Company's Senior Secured Credit Facilities and other long-term debt, in addition to Note 4, Accounts Receivable and Notes Receivable in Part II, Item 8 Financial Statements and Supplementary Data for additional details on the Company's AR Facility.

Certainty of Cash Flows
The majority of the Company's cash flows provided by operations has historically been generated in the second half of the year. The certainty of the Company's future cash flows is underpinned by the long-term nature of HE's service contracts and the recurring nature of revenues within CE.
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
Debt Covenants
The Senior Secured Credit Facilities contains a consolidated Net Debt to Consolidated Adjusted EBITDA ratio covenant, which is not to exceed 4.75x at December 31, 2024, and a minimum consolidated adjusted EBITDA to consolidated interest charges ratio covenant, which is not to be less than 2.75x. At December 31, 2024, the Company was in compliance with these covenants, with a net leverage ratio of 4.07x and an interest coverage ratio of 3.05x. Based on balances and covenants in effect at December 31, 2024, the Company could increase Net Debt by $227.6 million and still be in compliance with these debt covenants. Alternatively, Consolidated Adjusted EBITDA could decrease by $33.1 million or interest expense could increase by $12.1 million and the Company would remain in compliance with these covenants. The Company believes it will continue to maintain compliance with all covenants over the next twelve months based on its current outlook. However, the Company’s estimates of compliance with these amended covenants could change in the future with a deterioration in economic conditions, higher than forecasted interest rate increases, the timing of working capital, including the collection of accounts receivables, an inability to successfully realize increased pricing and implement cost reduction initiatives, principally in CE, that mitigate the impacts of inflation and other factors may adversely impact its realized operating margins and cash flows.

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

At December 31, 2024, the Company's cash and cash equivalents, including restricted cash, included $88.0 million held by non-U.S. subsidiaries. At December 31, 2024, approximately 3.1% of the Company's cash and cash equivalents, including restricted cash, had regulatory restrictions that would preclude the transfer of funds with and among subsidiaries. Non-U.S. subsidiaries also held $25.8 million of cash and cash equivalents, including restricted cash, in consolidated strategic ventures. The strategic venture agreements may require strategic venture partner approval to transfer funds with and among subsidiaries. While the Company's remaining non-U.S. cash and cash equivalents can be transferred with and among subsidiaries, the majority of these non-U.S. cash balances will be used to support the ongoing working capital needs and continued growth of the Company's non-U.S. operations.

Application of Critical Accounting Policies and Critical Accounting Estimates
The information contained in Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations are based upon the financial statements included in Part II, Item 8. Financial Statements and Supplementary Data, which have been prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, the Company evaluates its critical accounting estimates, including those related to defined benefit pension benefits, notes and accounts receivable, fair value estimates for business combinations and goodwill, long-lived asset impairment, over time revenue recognition using the input method based on costs incurred (the "cost-to-cost method") and income taxes. The impact of changes in these estimates, as necessary, is reflected in the respective segment's results of operations in the period of the change. The Company bases estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different outcomes, assumptions or conditions.
The Company believes the following critical accounting policies are affected by the Company's more significant judgments and estimates used in the preparation of the Consolidated Financial Statements. Management has discussed the development and selection of the critical accounting estimates described below with the audit committee of the Company's Board of Directors and they have reviewed the Company's disclosures relating to these estimates in this Management's Discussion and Analysis of Financial Condition. These items should be read in conjunction with Note 1, Summary of Significant Accounting Policies in Part II, Item 8. Financial Statements and Supplementary Data.
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

Critical Estimate—Defined Benefit Pension Benefits
Accounting for defined benefit pension plans requires the use of actuarial assumptions. The principal assumptions used include the discount rate and the expected long-term rate of return on plan assets. Each assumption is reviewed annually and represents management's best estimate at that time. The assumptions are selected to represent the average expected experience over time and may differ, in any one year, from actual experience due to changes in capital markets and the overall economy. These differences will impact the amounts of unfunded benefit obligations and the NPPC recognized.
The discount rates used in calculating the Company's projected benefit obligations at the December 31, 2024 measurement date for the U.K. and U.S. defined benefit pension plans was 5.5% for both plans. The global weighted-average discount rate was 5.5%. The discount rates selected represent level-equivalent rates using the yield curve spot rates on a year-by-year expected cash flow basis, using yield curves of high-quality corporate bonds. Annual NPPC is determined using the discount rates at the beginning of the year. The discount rates for 2024 NPPC were 4.8% for the U.K. plan, 5.0% for the U.S. plans and 4.8% for the global weighted-average of plans.
The expected long-term rate of return on plan assets is determined by evaluating the asset return expectations with the Company's advisors as well as actual, long-term, historical results of asset returns for the pension plans. Generally, the NPPC increases as the expected long-term rate of return on assets decreases. For 2024 and 2023, the global weighted-average expected long-term rate of return on asset assumption was 5.7% and 5.5%, respectively. This rate was determined based on a model of expected asset returns for an actively managed portfolio.

Changes in NPPC may occur in the future due to changes in actuarial assumptions and due to changes in returns on plan assets resulting from financial market conditions. Holding all other assumptions constant, using December 31, 2024 plan data, a one-quarter percent increase or decrease in the discount rate and the expected long-term rate of return on plan assets would increase or decrease annual 2025 pre-tax defined benefit NPPC (expense) as follows:

	Increase (Decrease) to 2025 NPPC
(In millions)	U.S. Plans	U.K. Plans
Discount rate
One-quarter percent increase	$—	$(0.2)
One-quarter percent decrease	—	0.1
Expected long-term rate of return on plan assets
One-quarter percent increase	$(0.4)	$(1.4)
One-quarter percent decrease	0.4	1.4
Increases or decreases to net pension obligations may be required, should circumstances that affect these estimates change. Additionally, certain events could result in the pension obligation changing at a time other than the annual measurement date. This would occur when a benefit plan is amended or when plan curtailments or settlements occur.
See Note 10, Employee Benefit Plans in Part II, Item 8. Financial Statements and Supplementary Data for additional information.

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
At December 31, 2024 and 2023, trade accounts receivable of $260.7 million and $338.2 million, respectively, were net of reserves of $15.1 million and $15.5 million, respectively.
Critical Estimate—Accounts Receivable
A considerable amount of judgment is required to assess the realizability of receivables, including the current creditworthiness of each customer, related aging of past due balances and the facts and circumstances surrounding any non-payment. The changes in the Company's provision for expected credit losses during the years ended December 31, 2024, 2023 and 2022 were $2.8 million, $7.0 million and $0.3 million, respectively.
On at least a quarterly basis, customer accounts are analyzed for collectability. Reserves are established based upon the expected credit loss allowance methodology noted above. Reserves are based on the facts available to the Company and are re-evaluated and adjusted as additional information becomes available. Specific issues are discussed with the Company's corporate management and any significant changes in reserve amounts or the write-off of balances must be approved by specifically designated corporate personnel. All approved items are monitored to ensure they are recorded in the proper period. Additionally, any significant changes in reserve balances are reviewed to ensure the proper corporate approval has occurred.
If the financial condition of the Company's customers were to deteriorate, resulting in their inability to make payments, additional allowances may be required. Conversely, an improvement in a customer's ability to make payments could result in a decrease of the allowance for expected credit losses. Changes in the allowance for expected credit losses related to both of these situations would be recorded through Operating income from continuing operations in the period the change was determined on the Company's Consolidated Statements of Operations.
See Note 4, Accounts Receivable and Note Receivable in Part II, Item 8. Financial Statements and Supplementary Data and Schedule II, Valuation and Qualifying Accounts in Part IV, Item 15. Exhibit and Financial Statement Schedules for additional information.

Fair Value Estimates for Goodwill
The Company accounts for business combinations using the acquisition method of accounting, which requires that once control is obtained, all assets acquired and liabilities assumed, including amounts attributable to noncontrolling interests, be recorded at their respective fair values at the date of acquisition.
The Company's Goodwill balances included on the Consolidated Balance Sheets were $739.8 million and $781.0 million at December 31, 2024 and 2023, respectively. The Company performs its annual goodwill impairment test as of October 1.

Critical Estimate— Goodwill
In accordance with U.S. GAAP, goodwill is not amortized and is tested for impairment at least annually or more frequently if indicators of impairment exist or if a decision is made to dispose of a business. Goodwill is assigned among and evaluated for impairment at the reporting unit level, which is defined as an operating segment or one level below an operating segment for which discrete financial information is available. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include declining cash flows or operating losses at the reporting unit level, a significant adverse change in legal factors or in the business climate, an adverse action or assessment by a regulator, unanticipated competition, a loss of key personnel or a more likely than not expectation that a reporting unit or a significant portion of a reporting unit will be sold or otherwise disposed of, among others.
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

The performance of the Company's 2023 annual quantitative impairment tests did not result in any impairment of the Company's goodwill. Due to lower projections, the 2024 annual quantitative impairment test resulted in a goodwill impairment charge of $13.0 million for the Harsco Rail reporting unit, which is included in Goodwill and other intangible asset impairment charges on the Company's Consolidated Statements of Operations.

The Harsco Environmental reporting unit's estimated fair value at October 1, 2024 was approximately 22.0% more than the net book value. The goodwill assigned to the Harsco Environmental reporting unit, which is defined as HE, is $360.5 million at December 31, 2024. The related DCF model for this reporting unit included several key assumptions related to certain price increases and expected operational improvement initiatives. Significant assumptions utilized in the DCF model include a WACC of 11.0%, an average annual revenue growth rate of 2.0% and average annual free cash flow growth rate of approximately 3.0%. Assuming all other factors remain the same, a 100-basis point increase in the discount rate would decrease the excess of estimated fair value over net book value to approximately 10.0% and a 1% decrease in the average annual free cash flow growth rate would decrease the excess of estimated fair value over the net book value to approximately 10.0%.

The Clean Earth reporting unit's estimated fair value at October 1, 2024 was approximately 53.0% more than the net book value. The goodwill assigned to the Clean Earth reporting unit, which is defined as the Clean Earth Segment, is $379.3 million at December 31, 2024. The related DCF model for this reporting unit included several key assumptions related to certain price increases and expected cost and operational improvements. Significant assumptions utilized in the DCF model include a WACC of 11.5%, an average annual revenue growth rate of 3.0% and average annual free cash flow growth rate of approximately 5.0%. Assuming all other factors remain the same, a 100-basis point increase in the discount rate would reduce the estimated fair value to approximately 37% above the net book value and a 1% decrease in average annual free cash flow growth would reduce the estimated fair value to approximately 38% above the net book value.
See Note 1, Summary of Significant Accounting Policies and Note 7, Goodwill and Other Intangible Assets in Part II, Item 8. Financial Statements and Supplementary Data, for additional information.

Long-lived Asset Impairment (Other than Goodwill)
Long-lived assets (or asset groups) are reviewed for impairment when events and circumstances indicate that the book value of an asset (or asset group) may be impaired. See Note 1, Summary of Significant Accounting Policies for additional details.

Certain PP&E impairment charges are included in Property, plant and equipment impairment charge on the Consolidated Statements of Operations during the years ended December 31, 2024 and 2023. For the year ended December 31, 2024, due to lower projections at an HE location in the U.S., the Company performed testing which determined that the undiscounted future cash flows were lower than the net book value of the assets at the location. The assets primarily included machinery and equipment. along with other PP&E. The Company used a DCF model to estimate the current fair value of the PP&E (Level 3). A number of significant assumptions and estimates are involved in the preparation of DCF models including future revenues and operating margin growth, the WACC, capital spending, and the impact of business initiatives and working capital projections. The DCF model is based on approved forecasts for the early years and historical relationships and projections for later years. The WACC rate is based on the Company's WACC, adjusted for market participant assumptions. As a result of this test, the fair value was less than book value and the Company recognized an impairment charge of $13.9 million in 2024.
In addition, during 2024, an impairment charge of $9.5 million was recorded at an HE location in the Middle East due to a change in the expected long-term use of the asset which is included in the caption Property, plant and equipment impairment charge in the Consolidated Statements of Operations.
During the year ended December 31, 2023, the Company recorded an impairment charge of $14.1 million related to abandoned equipment at a customer site of HE, located in China, in Property, plant and equipment impairment charge on the Consolidated Statements of Operations.

In addition, the Company recorded impairment charges related to other long-lived assets that are included in Other (income) expenses, net, on the Consolidated Statements of Operations of $5.3 million, $0.1 million and $0.7 million for the years ended December 31, 2024, 2023 and 2022, respectively. See Note 18, Other (income) expenses, net, in Part II, Item 8. Financial Statements and Supplementary Data, for additional information.

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
See Note 7, Goodwill and Other Intangible Assets and Note 18, Other (Income) Expenses, Net in Part II, Item 8. Financial Statements and Supplementary Data for additional information.

Revenue Recognition - Cost-to-Cost Method
For certain contracts with customers, which meet specific criteria established in U.S. GAAP, the Company recognizes revenue on an over time basis utilizing the cost-to-cost method to measure progress, which requires the Company to make estimates regarding the revenues and costs associated with design, manufacturing and delivery of products.

Critical Estimate-Revenue Recognition - Cost-to-Cost Method
The Company uses the cost-to-cost method to measure progress because it is the measure that best depicts the transfer of control to the customer, which occurs as the Company incurs costs under the contracts. Under the cost-to-cost method, the extent of progress towards completion is based on the ratio of costs incurred to total estimated costs at completion which includes both actual costs already incurred and the estimated costs to complete. Accounting for contracts with customers using the cost-to-cost method requires significant judgment relative to assessing risks, estimating contract revenues (including estimates of variable consideration, if applicable, as well as estimating any liquidating damages or penalties related to performance); estimating contract costs (including estimating engineering costs to design the machine and the material, labor and overhead manufacturing costs to build the machine); making assumptions for schedule and technical items; properly executing the engineering and design phases consistent with customer expectations; the availability and costs of labor and material resources; productivity; and evaluating whether a significant financing component is present. Due to the number of years it may take to complete certain contracts and the scope and nature of the work required to be performed on those contracts, primarily in Rail, estimating total revenues and costs at completion is inherently complicated and subject to many variables. Accordingly, estimates are subject to change as experience is gained and as more information is obtained, even though the scope of the work under the contract may not have changed. When adjustments in estimated total contract sales or estimated total costs are required, any changes from prior estimates are recognized in current period earnings for the inception-to-date effect of such changes. When estimates of total costs to be incurred on a contract using the cost-to-cost method exceed estimates of total sales to be earned, a provision for the entire loss on the contract is recorded in current period earnings when the loss is determined. Railway track maintenance equipment revenue of approximately $48.5 million, $70.9 million and $49.6 million was recognized using the cost-to-cost method during the years ended December 31, 2024, 2023 and 2022, respectively.
Rail continues to manufacture highly-engineered equipment under large long-term fixed-price contracts with Network Rail, Deutsche Bahn, and SBB. The Company has previously recognized estimated forward loss provisions related to these contracts of $32.8 million and $44.5 million for the years ended December 31, 2023 and 2022, respectively. These forward estimated loss provisions were due to several factors, such as material and labor cost inflation, supply chain delays to include the bankruptcy of a key vendor and increased engineering effort. These challenges continued into 2024 and the Company recorded an additional net $32.7 million forward loss provision for these contracts for the year ended December 31, 2024, as discussed further below.
For the Network Rail contract, the Company recorded an additional forward loss provision of $16.1 million during the year ended December 31, 2024, with $2.8 million recorded during the three months ended December 31, 2024. The additional loss is primarily related to an increase in estimated liquidated damages due to delays in the estimated delivery of the machines and an increase in engineering and manufacturing costs, primarily as a result of design changes. During the year ended December 31, 2023, the Company recorded a net favorable adjustment to the forward loss provision of $14.4 million. The favorable adjustment was the result of an amendment to the contract with Network Rail in 2023, which extended the delivery schedule for the machines and reduced the estimate of liquidated damages. Partially offsetting this were higher estimated material, engineering and labor costs due principally to experience gained during the manufacturing process.

For the Deutsche Bahn contract, the Company recorded an additional forward loss provision of $14.4 million during the year ended December 31, 2024, with $7.2 million recorded during the three months ended December 31, 2024, related primarily to unexpected supplier price increases, challenges with supplier quality on key components that necessitated in a switch to a different supplier and increased engineering efforts that exceeded previous estimates. During the year ended December 31, 2023, additional estimated forward loss provisions of $39.9 million were recorded. The main drivers of the additional forward loss provisions are increased estimated costs for components and engineering, as well as additional penalties recorded due to delivery delays. The increased costs include additional costs for new supply chain partners after a critical European-based supplier that filed for bankruptcy in the 2022 and ceased operations during 2023.

For the SBB contract, the Company recorded additional net estimated forward loss provisions of $2.2 million during the year ended December 31, 2024, with $2.7 million recorded during the three months ended December 31, 2024 related principally to increased estimates for assembly, storage and commissioning costs for the remaining vehicles due to project delays. For the year ended December 31, 2023, the Company recorded an additional estimated forward loss provision for $7.3 million due to increased estimates for material, engineering and commissioning costs.

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

As of December 31, 2024, based on costs incurred, the contracts with Network Rail, Deutsche Bahn and SBB are 64%, 48% and 91% complete, respectively.

Income Taxes
The Company's income tax expense, deferred tax assets and liabilities and reserves for uncertain tax positions reflect management's best estimate of taxes to be paid. The Company is subject to various international, federal, state and local income taxes in the jurisdictions where the Company operates. In determining income tax expense, the Company makes its best estimate of the annual effective income tax rate at the end of each quarter and applies that rate to year-to-date income (loss) before income taxes to arrive at the year-to-date income tax provision (exclusive of loss jurisdictions for which no tax benefit is realizable with any discrete tax items recorded separately). At December 31, 2024, 2023 and 2022, the Company's annual effective income tax rate on income from continuing operations was (16.8)%, (58.6)% and (2.9)%, respectively.

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
Valuation allowances of $192.7 million and $177.9 million at December 31, 2024 and 2023, respectively, related principally to deferred tax assets for pension liabilities, net operating losses ("NOLs"), disallowed interest expense and foreign currency translation that are uncertain as to realizability. At December 31, 2024, the Company recorded a $15.0 million valuation allowance increase related to disallowed interest expense, a $14.1 million valuation allowance increase related to current year losses in certain foreign jurisdictions where the Company determined that it is more likely than not that these assets will not be realized, partially offset by a valuation allowance decrease of $7.2 million from the effects of foreign currency translation adjustments and a $5.4 million valuation allowance decrease related to reduced pension liabilities in certain jurisdictions.
An income tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on its technical merits. The unrecognized tax benefits at December 31, 2024 and 2023 were $1.8 million and $2.1 million, respectively, excluding accrued interest and penalties. The unrecognized income tax benefit may decrease because of the lapse of statute of limitations or because of final settlement and resolution of outstanding tax matters in various state and international jurisdictions.
The Company has historically calculated its quarterly tax provision based on its best estimate of the full year tax rate applicable to the quarter. Due to the insignificant amount of pre-tax book loss relative to the size of permanent book-tax differences and a varying net income (loss) pattern projected for the year, the Company’s tax provision estimate was determined using an actual year-to-date method during the first three quarters of 2023. In 2024, the quarterly estimates were based on the forecasted full year rate. The Company did not significantly change the methodology for calculating income tax expenses, deferred tax assets and liabilities and reserves for uncertain tax positions for the years presented. See Note 11, Income Taxes in Part II, Item 8. Financial Statements and Supplementary Data, for additional information.

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
Management has assessed the effectiveness of its internal control over financial reporting as of December 31, 2024 based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company's internal control over financial reporting was effective as of December 31, 2024.
The effectiveness of the Company's internal control over financial reporting as of December 31, 2024 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm.

/s/ F. NICHOLAS GRASBERGER III	/s/ TOM VADAKETH
F. Nicholas Grasberger III Chairman, President and Chief Executive Officer	Tom Vadaketh Senior Vice President and Chief Financial Officer
February 20, 2025	February 20, 2025

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Enviri Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Enviri Corporation and its subsidiaries (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations, of comprehensive income (loss), of changes in equity and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Goodwill Impairment Assessments – Environmental and Clean Earth Reporting Units

As described in Notes 1 and 7 to the consolidated financial statements, the Company’s consolidated goodwill balance was $740 million as of December 31, 2024, and the goodwill associated with the Environmental and Clean Earth reporting units was $360 million and $379 million, respectively. The Company performs the annual goodwill impairment test as of October 1, or more frequently if indicators of impairment exist or if a decision is made to dispose of a business. If after assessing qualitative factors, the Company determines it is “more-likely-than-not” that the fair value of the reporting unit is less than the carrying value, the Company would compare the current fair value of the reporting unit to the carrying value, including goodwill. The performance of the Company's 2024 annual impairment tests did not result in any impairment of the Company's goodwill for Environmental or Clean Earth. The Company used a discounted cash flow model to estimate the current fair value of the reporting units. A number of significant assumptions and estimates are involved in the preparation of the discounted cash flow model, including future revenues, operating margin growth, the weighted-average cost of capital, tax rates, capital spending, pension funding, the impact of business initiatives and working capital projections.

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

Revenue Recognition using the Cost-to-Cost Method - Harsco Rail
As described in Notes 1 and 17 to the consolidated financial statements, Harsco Rail’s total revenues were $291 million for the year ended December 31, 2024, which included approximately $49 million related to revenue recognized over time using the cost-to-cost method. The Company uses the cost-to-cost method to measure progress because management believes it is the measure that best depicts the transfer of control to the customer, which occurs as costs are incurred under the contracts. Accounting for contracts with customers using the cost-to-cost method requires significant judgment relative to assessing risks; estimating contract revenues (including estimates of variable consideration, if applicable, as well as estimating any liquidating damages or penalties related to performance); estimating contract costs (including estimating engineering costs to design the machine and the material, labor and overhead manufacturing costs to build the machine); making assumptions for schedule and technical items; properly executing the engineering and design phases consistent with customer expectations; the availability and costs of labor and material resources; productivity; and evaluating whether a significant financing component is present.

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
February 20, 2025
We have served as the Company’s auditor since at least 1933. We have not been able to determine the specific year we began serving as auditor of the Company.

ENVIRI CORPORATION
CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)	December 31 2024	December 31 2023
ASSETS
Current assets:
Cash and cash equivalents	$88,359	$121,239
Restricted cash	1,799	3,375
Trade accounts receivable, net	260,690	338,187
Other receivables	40,439	40,565
Inventories	182,042	189,369
Current portion of contract assets	59,881	64,875
Prepaid expenses	62,435	58,723
Other current assets	14,880	11,023
Total current assets	710,525	827,356
Property, plant and equipment, net	664,292	707,397
Right-of-use assets, net	92,153	102,891
Goodwill	739,758	780,978
Intangible assets, net	298,438	327,983
Retirement plan assets	73,745	44,517
Deferred income tax assets	17,578	16,295
Other assets	53,744	47,281
Total assets	$2,650,233	$2,854,698
LIABILITIES
Current liabilities:
Short-term borrowings	$8,144	$14,871
Current maturities of long-term debt	21,004	15,558
Accounts payable	214,689	243,279
Accrued compensation	63,686	79,609
Income taxes payable	5,747	7,567
Reserve for forward losses on contracts	54,320	52,919
Current portion of advances on contracts	13,265	38,313
Current portion of operating lease liabilities	26,049	28,775
Other current liabilities	159,478	174,342
Total current liabilities	566,382	655,233
Long-term debt	1,410,718	1,401,437
Retirement plan liabilities	27,019	45,087
Operating lease liabilities	67,998	75,476
Environmental liabilities	46,585	25,682
Deferred tax liabilities	26,796	29,160
Other liabilities	55,136	47,215
Total liabilities	2,200,634	2,279,290
COMMITMENTS AND CONTINGENCIES
ENVIRI CORPORATION STOCKHOLDERS' EQUITY
Common stock, par value $1.25 (issued 117,474,988 and 116,884,011 shares at December 31, 2024 and 2023, respectively)	146,844	146,105
Additional paid-in capital	255,102	238,416
Accumulated other comprehensive loss	(538,964)	(539,694)
Retained earnings	1,400,347	1,528,320
Treasury stock, at cost (37,277,211 and 37,049,176 shares at December 31, 2024 and 2023, respectively)	(851,881)	(849,996)
Total Enviri Corporation stockholders' equity	411,448	523,151
Noncontrolling interests	38,151	52,257
Total equity	449,599	575,408
Total liabilities and equity	$2,650,233	$2,854,698
See accompanying notes to consolidated financial statements.

ENVIRI CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended December 31
(In thousands, except per share amounts)	2024	2023	2022
Revenues from continuing operations:
Service revenues	$1,970,193	$1,931,712	$1,757,583
Product revenues	372,452	434,308	376,398
Total revenues	2,342,645	2,366,020	2,133,981
Costs and expenses from continuing operations:
Cost of services sold	1,557,473	1,511,689	1,438,421
Cost of products sold	345,114	404,442	357,499
Selling, general and administrative expenses	359,388	353,985	304,865
Research and development expenses	3,961	3,458	2,858
Goodwill and other intangible asset impairment charges	15,866	—	119,580
Property, plant and equipment impairment charge	23,444	14,099	—
Remeasurement of long-lived assets	10,695	—	—
Gain on sale of businesses, net	(10,478)	—	—
Other (income) expenses, net	5,437	(1,591)	11,654
Total costs and expenses	2,310,900	2,286,082	2,234,877
Operating income (loss) from continuing operations	31,745	79,938	(100,896)
Interest income	6,795	6,809	3,829
Interest expense	(112,217)	(107,081)	(76,807)
Facility fees and debt-related income (expense)	(11,265)	(10,762)	(2,956)
Defined benefit pension income (expense)	(16,728)	(21,574)	8,933
Income (loss) from continuing operations before income taxes and equity income	(101,670)	(52,670)	(167,897)
Income tax benefit (expense) from continuing operations	(17,066)	(30,866)	(4,856)
Equity income (loss) of unconsolidated entities, net	(10)	(761)	(178)
Income (loss) from continuing operations	(118,746)	(84,297)	(172,931)
Discontinued operations:
Income (loss) from discontinued businesses	(5,297)	(5,133)	(5,364)
Income tax benefit (expense) from discontinued businesses	1,382	1,332	1,864
Income (loss) from discontinued operations, net of tax	(3,915)	(3,801)	(3,500)
Net income (loss)	(122,661)	(88,098)	(176,431)
Less: Net loss (income) attributable to noncontrolling interests	(5,312)	1,977	(3,638)
Net income (loss) attributable to Enviri Corporation	$(127,973)	$(86,121)	$(180,069)
Amounts attributable to Enviri Corporation common stockholders:
Income (loss) from continuing operations, net of tax	$(124,058)	$(82,320)	$(176,569)
Income (loss) from discontinued operations, net of tax	(3,915)	(3,801)	(3,500)
Net income (loss) attributable to Enviri Corporation common stockholders	$(127,973)	$(86,121)	$(180,069)

Weighted average shares of common stock outstanding	80,118	79,796	79,493
Basic earnings (loss) per share attributable to Enviri Corporation common stockholders:
Continuing operations	$(1.55)	$(1.03)	$(2.22)
Discontinued operations	(0.05)	(0.05)	(0.04)
Basic earnings (loss) per share attributable to Enviri Corporation common stockholders	$(1.60)	$(1.08)	$(2.27)	(a)

Diluted weighted average shares of common stock outstanding	80,118	79,796	79,493
Diluted earnings (loss) per share attributable to Enviri Corporation common stockholders:
Continuing operations	$(1.55)	$(1.03)	$(2.22)
Discontinued operations	(0.05)	(0.05)	(0.04)
Diluted earnings (loss) per share attributable to Enviri Corporation common stockholders	$(1.60)	$(1.08)	$(2.27)	(a)

(a) Does not total due to rounding.
See accompanying notes to consolidated financial statements.

ENVIRI CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Years ended December 31
(In thousands)	2024	2023	2022
Net income (loss)	$(122,661)	$(88,098)	$(176,431)
Other comprehensive income (loss):
Foreign currency translation adjustments, net of deferred income taxes of $(836), $3,162 and $(6,752) in 2024, 2023 and 2022, respectively	(46,424)	28,988	(82,325)
Net gain (loss) on cash flow hedging instruments, net of deferred income taxes of $(1,398), $138 and $(1,284) in 2024, 2023 and 2022, respectively	4,239	(627)	3,181
Pension liability adjustments, net of deferred income taxes of $(5,937), $(2,693) and $(2,590) in 2024, 2023 and 2022, respectively	41,683	(1,041)	67,549
Unrealized gain (loss) on marketable securities, net of deferred income taxes of $(2), $(2) and $4 in 2024, 2023 and 2022, respectively	7	5	(12)
Total other comprehensive income (loss)	(495)	27,325	(11,607)
Total comprehensive income (loss)	(123,156)	(60,773)	(188,038)
Less: Comprehensive (income) loss attributable to noncontrolling interests	(4,084)	2,594	472
Comprehensive income (loss) attributable to Enviri Corporation	$(127,240)	$(58,179)	$(187,566)
See accompanying notes to consolidated financial statements.

ENVIRI CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31
(In thousands)	2024	2023	2022
Cash flows from operating activities:
Net income (loss)	$(122,661)	$(88,098)	$(176,431)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation	148,329	138,956	129,712
Amortization	31,471	32,408	34,137
(Gain) loss on early extinguishment of debt	—	—	(2,254)
Deferred income tax expense (benefit)	(12,798)	2,965	(13,561)
Equity (income) loss of unconsolidated entities, net	10	761	178
Dividends from unconsolidated entities	321	—	526
Right-of-use assets	31,546	32,479	29,171
Property, plant and equipment impairment charge	23,444	14,099	—
Goodwill and other intangible asset impairment charges	15,866	—	119,580
Remeasurement of long-lived assets	10,695	—	—
Gain on sale of businesses, net	(10,478)	—	—
Stock-based compensation	16,650	12,916	10,796
Other, net	(13,924)	(2,749)	(11,223)
Changes in assets and liabilities, net of acquisitions and dispositions of businesses:
Accounts receivable	45,864	(38,487)	94,364
Income tax refunds receivable from acquisition, reimbursable to seller	—	—	7,687
Inventories	(7,534)	(3,410)	(16,798)
Contract assets	(11,412)	3,475	11,543
Accounts payable	(15,038)	(5,090)	19,264
Accrued interest payable	(413)	221	(643)
Accrued compensation	(12,477)	33,871	(3,945)
Advances on contracts and other customer advances	(13,210)	(14,160)	(11,347)
Operating lease liabilities	(30,945)	(30,698)	(28,374)
Retirement plan liabilities, net	(6,140)	(3,968)	(34,136)
Other assets and liabilities	10,897	28,957	(7,719)
Net cash provided (used) by operating activities	78,063	114,448	150,527
Cash flows from investing activities:
Purchases of property, plant and equipment	(136,591)	(139,025)	(137,160)
Proceeds from sale of businesses	57,633	—	—
Proceeds from sales of assets	17,057	6,991	10,759
Expenditures for intangible assets	(1,309)	(503)	(184)
Proceeds from notes receivable	17,023	11,238	8,605
Payments for settlement of interest rate swaps	—	—	(2,304)
Net proceeds (payments) from settlement of foreign currency forward exchange contracts	12,114	4,251	20,950
Other investing activities, net	—	463	273
Net cash used by investing activities	(34,073)	(116,585)	(99,061)
Cash flows from financing activities:
Short-term borrowings, net	(6,198)	7,027	884
Current maturities and long-term debt:
Additions	240,544	201,997	224,445
Reductions	(274,153)	(164,475)	(256,310)
Dividends paid to noncontrolling interests	(17,095)	(5)	(4,841)
Sale of noncontrolling interests	—	—	1,901
Purchase of noncontrolling interests	(1,197)	—	—
Contributions from noncontrolling interests	874	1,654	—
Stock-based compensation - Employee taxes paid	(1,885)	(1,426)	(1,949)

ENVIRI CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Years ended December 31
(In thousands)	2024	2023	2022
Payment of contingent consideration	—	—	(6,915)
Deferred financing costs	(4,290)	—	—
Net cash (used) provided by financing activities	(63,400)	44,772	(42,785)
Effect of exchange rate changes on cash, including restricted cash	(15,046)	(3,115)	(10,715)
Net increase (decrease) in cash and cash equivalents, including restricted cash	(34,456)	39,520	(2,034)
Cash and cash equivalents, including restricted cash, at beginning of period	124,614	85,094	87,128
Cash and cash equivalents, including restricted cash, at end of period	$90,158	$124,614	$85,094

Supplementary cash flow information:
Change in accrual for purchases of property, plant and equipment included in accounts payable	$1,660	$(7,579)	$10,845
See accompanying notes to consolidated financial statements.

ENVIRI CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In thousands, except share and per share amounts)	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
	Issued	Treasury
Balances, December 31, 2021	$144,883	$(846,622)	$215,528	$1,794,510	$(560,139)	$57,610	$805,770
Net income (loss)	—	—	—	(180,069)	—	3,638	(176,431)
Cash dividends declared:
Noncontrolling interests	—	—	—	—	—	(4,841)	(4,841)
Total other comprehensive income (loss), net of deferred income taxes of $(10,622)	—	—	—	—	(7,497)	(4,110)	(11,607)
Contributions from noncontrolling interests	—	—	—	—	—	1,901	1,901
Strategic venture exit	—	—	—	—	—	(598)	(598)
Stock appreciation rights exercised, net 16,671 shares	29	(66)	(29)	—	—	—	(66)
Vesting of restricted stock units and other stock grants, net 257,423 shares	536	(1,882)	(536)	—	—	—	(1,882)
Amortization of unearned stock-based compensation, net of forfeitures	—	—	10,796	—	—	—	10,796
Balances, December 31, 2022	145,448	(848,570)	225,759	1,614,441	(567,636)	53,600	623,042
Net income (loss)	—	—	—	(86,121)	—	(1,977)	(88,098)
Cash dividends declared:
Noncontrolling interests	—	—	—	—	—	(5)	(5)
Total other comprehensive income (loss), net of deferred income taxes of $605	—	—	—	—	27,942	(617)	27,325
Contributions from noncontrolling interests	—	—	—	—	—	1,654	1,654
Purchase of subsidiary shares from noncontrolling interest	—	—	398	—	—	(398)	—
Vesting of restricted stock units and other stock grants, net 345,195 shares	657	(1,426)	(657)	—	—	—	(1,426)
Amortization of unearned stock-based compensation, net of forfeitures	—	—	12,916	—	—	—	12,916
Balances, December 31, 2023	146,105	(849,996)	238,416	1,528,320	(539,694)	52,257	575,408
Net income (loss)	—	—	—	(127,973)	—	5,312	(122,661)
Cash dividends declared:
Noncontrolling interests	—	—	—	—	—	(17,095)	(17,095)
Total other comprehensive income (loss), net of deferred income taxes of $(8,173)	—	—	—	—	730	(1,225)	(495)
Purchase of subsidiary shares from noncontrolling interest	—	—	775	—	—	(1,972)	(1,197)
Contributions from noncontrolling interests	—	—	—	—	—	874	874
Stock appreciation rights exercised, net 603 shares	1	(2)	(1)	—	—	—	(2)
Vesting of restricted stock units and other stock grants, net 362,339 shares	738	(1,883)	(738)	—	—	—	(1,883)
Amortization of unearned stock-based compensation, net of forfeitures	—	—	16,650	—	—	—	16,650
Balances, December 31, 2024	$146,844	$(851,881)	$255,102	$1,400,347	$(538,964)	$38,151	$449,599

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

Going Concern
The Company's cash flow forecasts, combined with existing cash and cash equivalents and borrowings available under the Senior Secured Credit Facilities and the AR Facility, indicate sufficient liquidity to fund the Company's operations for at least the next twelve months. As such, the Company's Consolidated Financial Statements have been prepared on the basis that it will continue as a going concern for a period extending beyond twelve months from the date the consolidated financial statements are issued. This assessment includes the expected ability to meet required financial covenants and the continued ability to draw down on the Senior Secured Credit Facilities, as described in Note 8, Debt and Credit Agreements.

Reclassifications
During the year ended December 31, 2024, the Company determined that the held-for-sale criteria for Rail was no longer met and, as a result, the Company made reclassifications to prior year amounts previously classified as discontinued operations and assets held-for-sale in the Company's Consolidated Statements of Operations and Consolidated Balance Sheets, along with the accompanying notes to the Company's Consolidated Financial Statements. See Note 3, Discontinued Operations and Dispositions for further details.

Other reclassifications have been made to prior year amounts to conform with current year classifications. These reclassifications did not have a material impact on the Company's Consolidated Financial Statements, including the notes thereto.

Cash and Cash Equivalents
Cash and cash equivalents include cash on hand, demand deposits and short-term investments that are highly liquid in nature and have an original maturity of three months or less.

Restricted Cash
The Company had restricted cash of $1.8 million and $3.4 million at December 31, 2024 and 2023, respectively, and the restrictions are primarily related to collateral provided for certain guarantees of the Company’s performance.

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

Goodwill
In accordance with U.S. GAAP, goodwill is not amortized and is tested for impairment at least annually or more frequently if indicators of impairment exist or if a decision is made to dispose of a business. Goodwill is assigned among and evaluated for impairment at the reporting unit level, which is defined as an operating segment or one level below an operating segment for which discrete financial information is available. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include declining cash flows or operating losses at the reporting unit level, a significant adverse change in legal factors or in the business climate, an adverse action or assessment by a regulator, unanticipated competition, a loss of key personnel or a more likely than not expectation that a reporting unit or a significant portion of a reporting unit will be sold or otherwise disposed of, among others.
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

Revenue Recognition
The Company recognizes revenues to depict the transfer of promised services and products to customers in an amount that reflects the consideration the Company expects to receive in exchange for those services or products. Total revenues include service revenues from the Company's HE, CE and Rail segments and product revenues from the Company's HE and Rail segments.
Harsco Environmental - HE provides on-site services, under long-term contracts which may contain multiple performance obligations for material logistics, product quality improvement and resource recovery from iron, steel and metals manufacturing, and the production of aluminum dross and scrap processing systems.

•Service revenues are recognized over time as the customer simultaneously receives the benefits provided by the Company's performance. The Company utilizes an output method based on work performed, including liquid steel tons processed, weight of material handled, etc., to measure progress, which is deemed to best depict the transfer of value to the customer and revenue earned by the Company. Transaction prices are based on contractual terms, which may include both fixed and variable portions. The fixed portion is recognized as earned, which is typically monthly, over the contractual period. The variable portion is recognized as services are performed and differs based on the volume of services performed. Given the long-term nature of these arrangements, most contracts permit periodic adjustment of either the variable or both the fixed and variable portions based on the changes in macroeconomic indicators, including changes in commodity prices. Transaction prices, when the standalone selling price is not directly observable, are allocated to performance obligations utilizing an expected cost plus a margin approach. Amounts are typically billed and payable on a monthly basis as services are performed.
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

Harsco Rail - This business sells railway track maintenance equipment, after-market parts and safety and diagnostic equipment and provides railway track maintenance services. Certain contracts may contain multiple performance obligations, such as a sale of equipment with services and spare parts.

•For standard railway track maintenance equipment sales, revenue is recognized at the point when control transfers to the customer. Control generally transfers at the point of shipment for domestic orders and in accordance with the international commercial terms included in contracts for export sales. In certain railway track maintenance equipment sales, revenue is recognized over time because such equipment is highly customized, has no alternate use and the Company has an enforceable right to payment. Rail uses the cost-to-cost method to measure progress because it is the measure that best depicts the transfer of control to the customer, which occurs as costs are incurred under the contracts. Under the cost-to-cost method, the extent of progress towards completion is based on the ratio of costs incurred to total estimated costs at completion, which includes both actual costs already incurred and the estimated costs to complete. Accounting for contracts with customers using the cost-to-cost method requires significant judgment relative to assessing risks, which may include estimating contract revenues (including estimates of variable consideration, if applicable, as well as estimating any liquidating damages or penalties related to performance), estimating contract costs (including estimating engineering costs to design the machine and the material, labor and overhead manufacturing costs to build the machine), making assumptions for schedule and technical items, properly executing the engineering and design phases consistent with customer expectations; the availability and costs of labor and material resources, productivity and evaluating whether a significant financing component is present. Due to the number of years it may take to complete certain contracts and the scope and nature of the work required to be performed on those contracts, estimating total revenues and costs at completion is inherently complicated and subject to many variables. Transaction prices are based on contracted terms, which are generally fixed, and when the standalone selling price is not directly observable, allocated to performance obligations utilizing either the adjusted market assessment or expected cost plus a margin approach. For certain transactions, the Company receives periodic payments associated with key milestones. In limited instances, those payments are intended to provide financing, with such transactions being treated as including a significant financing component. Any remaining consideration is billed and payable upon completion of the transaction. Railway track maintenance equipment revenue of approximately $48.5 million, $70.9 million and $49.6 million was recognized using the cost-to-cost method in 2024, 2023, and 2022, respectively.
•For after-market parts sales and safety and diagnostics equipment, revenue is recognized at the point when control transfers to the customer. Control generally transfers to the customer at the point of shipment for domestic orders and in accordance with the international commercial terms included in contracts for export sales. Transaction prices are based on contracted terms, which are generally fixed, and when the standalone selling price is not directly observable, allocated to performance obligations utilizing an adjusted market assessment approach. Amounts are billed and payable upon completion of each contract.
•For railway track maintenance services, revenue is recognized over time as the customer simultaneously receives the benefits provided by the Company's performance. The Company utilizes an appropriate output method based on work performed, including footage, miles, shifts worked, etc., to measure progress, which is deemed to best depict the transfer of value to the customer and revenue earned by the Company. Transaction prices are based on contracted terms, which are generally variable. The variable portion is recognized as services are performed and differs based on the value of services. Given the long-term nature of these arrangements, most contracts permit periodic adjustment based on the changes in macroeconomic indicators. Transaction prices, when the standalone selling price is not directly observable, are allocated to performance obligations utilizing an expected cost plus a margin approach. Amounts are typically billed and payable on a monthly basis as services are performed.

The Company has elected to utilize the following practical expedients on an ongoing basis:

•The Company has not adjusted the promised amount of consideration for the effects of a significant financing component if the Company expects, at contract inception, that the period between when the Company transfers the promised good or services to the customer and when the customer pays for that good or service would be one year or less; and
•The Company has elected to exclude disclosures related to unsatisfied performance obligations where the related contract has a duration of one year or less; or where the consideration is entirely variable. Accordingly, the Company's disclosure related to unsatisfied performance obligations in Note 17, Revenue Recognition is limited to the fixed portion of fees related to revenues from services and products in HE and Rail.

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
See Note 11, Income Taxes for additional information.
Accrued Insurance and Loss Reserves
The Company retains a significant portion of the risk for certain U.S. workers' compensation, U.K. employers' liability, automobile, general and product liability losses. Insurance reserves have been recorded that reflect the undiscounted estimated liabilities including claims incurred but not reported. When a recognized liability is covered by third-party insurance, the Company records an insurance claim receivable to reflect the covered liability. Changes in the estimates of the reserves are included in net income (loss) in the period determined. During the years ended December 31, 2024, 2023 and 2022, the Company recorded insurance reserve adjustments that increased (decreased) pre-tax insurance expense from continuing operations for self-insured programs by $(1.1) million $1.6 million and $(1.6) million, respectively. At December 31, 2024 and 2023, the Company has recorded liabilities of $30.3 million and $32.5 million, respectively, related to both asserted as well as unasserted insurance claims. Included in the balances at December 31, 2024 and 2023 were $5.9 million and $6.5 million, respectively, of recognized liabilities covered by insurance carriers. Amounts estimated to be paid within one year have been included in Other current liabilities, with the remainder included in Other liabilities on the Company's Consolidated Balance Sheets.

Foreign Currency Translation
The financial statements of the Company's subsidiaries outside the U.S., except for Egypt, Turkey and Argentina which are located in highly inflationary economies and those entities for which the U.S. dollar is the functional currency, are measured using the local currency as the functional currency. Assets and liabilities of these subsidiaries are translated at the exchange rates at the balance sheet date. Resulting translation adjustments are recorded in the cumulative translation adjustment account, a separate component of AOCI, on the Consolidated Balance Sheets. Income and expense items are translated at average monthly exchange rates. Gains and losses from foreign currency transactions are included in Operating income from continuing operations. For subsidiaries operating in highly inflationary economies, and those entities for which the U.S. dollar is the currency of the primary economic environment in which the entity operates, gains and losses on foreign currency transactions and balance sheet translation adjustments are included in Operating income from continuing operations.

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
See Note 15, Financial Instruments, for additional information.

Earnings Per Share
Basic earnings per share are calculated using the weighted-average shares of common stock outstanding, while diluted earnings per share reflect the dilutive effects of stock-based compensation. Dilutive securities are not included in the computation of loss per share when the Company reports a net loss from continuing operations, as the impact would be anti-dilutive. All share and per share amounts are restated for any stock splits and stock dividends that occur prior to the issuance of the financial statements. See Note 13, Capital Stock for additional information.

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

2. Recently Adopted and Recently Issued Accounting Standards
The following accounting standards were adopted in 2024:

For the year ended December 31, 2024, the Company adopted changes issued by the FASB that require expansion of annual and interim disclosure requirements for reportable segments. The changes require additional interim and annual disclosures regarding segment profit (loss) measures that are regularly reviewed by the chief operating decision maker, which include significant segment expenses and other segment items that are included in the reported segment profit (loss), segment asset information and a reconciliation of the reportable segment amounts for each profit (loss) measure to the corresponding amounts on an entity's consolidated financial statements. This change also requires additional annual disclosures for other qualitative information related to the chief operating decision maker and how the reported measures are used by him. The adoption of these changes did not have any material impact on the Company's Consolidated Financial Statements. See Note 16, Information by Segment and Geographic Area for details.

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

In November 2024, the FASB issued changes which requires disaggregated disclosure of income statement expenses within the footnotes to the financial statement for each interim and annual reporting period. The changes become effective starting with the Company's annual financial statements for the year ended December 31, 2027 and will be in effect for the Company's interim financial statements after December 31, 2027. The guidance should be applied on a prospective basis with the option to apply the standard retrospectively. Early adoption is permitted. The Company is currently evaluating the impact that this change will have on the Company's disclosures.

3. Discontinued Operations and Dispositions

Harsco Rail Segment
The results of the Rail business were previously presented as discontinued operations for the periods including November 2021 through February 2024. However, the held for sale criteria were no longer met beginning with March 31, 2024 as the sales process has been paused. The assets and liabilities of the Rail business, previously presented as held for sale, were reclassified to held and used in the Consolidated Balance Sheets as of December 31, 2023, and the results of the Rail business were reclassified from discontinued operations to continuing operations for all periods presented in the Consolidated Statements of Operations. The Rail business’ assets and liabilities as of March 31, 2024 were measured at the carrying amount before the assets were classified as held for sale, reduced $10.7 million by representing the depreciation and amortization expense that would have been recognized had the assets been continuously classified as held for use. The $10.7 million reduction to the carrying value of the Rail assets was reported in Remeasurement of long-lived assets in the Consolidated Statements of Operations in the first quarter of 2024.

The reclassification of the Rail business's balance sheet positions as of December 31, 2023 had the following impacts on the Consolidated Balance Sheets and are summarized as follows:

(in thousands)	December 31 2023
Trade accounts receivable, net	$57,415
Other receivables	6,708
Inventories	103,077
Current portion of contract assets	56,341
Prepaid expenses	28,797
Other current assets	2,895
Property, plant and equipment, net	44,113
Right-of-use assets, net	7,050
Goodwill	13,026
Intangible assets, net	3,122
Retirement plan assets	344
Deferred income tax assets	973
Other assets	22,448
Total assets	$346,309

Accounts payable	$44,703
Accrued compensation	6,056
Income taxes payable	1,434
Current portion of operating lease liabilities	3,656
Current portion of advances on contracts	32,912
Reserve for contracts	52,725
Other current liabilities	30,550
Operating lease liabilities	3,331
Deferred tax liabilities	350
Other liabilities	494
Total liabilities	$176,211

The reclassification of the results of the Rail business to continuing operations had the following impacts on the Consolidated Statement of Operations for the years ended December 31, 2023 and 2022:

	Years Ended December 31
(In thousands)	2023	2022
Service revenues	$52,430	$29,331
Product revenues	244,365	215,585
Total revenues	296,795	244,916
Cost of services sold	34,552	19,550
Cost of products sold	247,917	223,034
Total cost of sales	282,469	242,584
Selling, general and administrative expenses	41,602	36,799
Research and development expenses	2,172	2,168
Other expense (income) net	1,628	6,917
Total costs and expenses	327,871	288,468
Operating income (loss) from continuing operations	(31,076)	(43,552)
Interest income	139	270
Interest expense	(3,209)	(1,651)
Defined benefit pension income (expense)	26	(5)
Income (loss) from continuing operations before taxes and equity income	(34,120)	(44,938)
Income tax benefit (expense) from continuing operations	(2,681)	5,525
Income (loss) from continuing operations	$(36,801)	$(39,413)

Harsco Environmental Segment
On April 1, 2024, the Company completed the sale of Performix, a subsidiary of HE, for $17.5 million, subject to normal post-closing adjustments, and recognized a gain on the sale of $1.8 million (or approximately $1.3 million after-tax). The most material classes of assets on the date of the sale were Accounts receivable of $4.7 million and Goodwill of $5.3 million.

On August 29, 2024, the Company completed the sale of Reed, a subsidiary of HE, for $45.0 million subject to normal post-closing adjustments, and recognized a gain on sale of $8.7 million (or approximately $2.8 million after-tax). The most material classes of assets and liabilities on the date of the sale were Trade accounts receivable, net of $9.9 million, Inventories of $7.1 million, Property, plant and equipment ("PP&E") net of $10.7 million, Goodwill of $13.7 million and Accounts payable of $6.9 million.

Other
Discontinued operations include costs directly attributable to retained contingent liabilities of other previously disposed businesses.

4. Trade Accounts Receivables and Other receivables
Accounts receivable consist of the following:

(In thousands)	December 31 2024	December 31 2023
Trade accounts receivable	$275,804	$353,709
Less: Allowance for expected credit losses	(15,114)	(15,522)
Trade accounts receivable, net	$260,690	$338,187
Other receivables (a)	$40,439	$40,565
(a)Other receivables include employee receivables, insurance receivable, tax claims and refunds and other miscellaneous receivables not included in Trade accounts receivable, net.
The provision for expected credit losses related to trade accounts receivable was as follows:

	Years Ended December 31
(In thousands)	2024	2023	2022
Change in provision for expected credit losses	$2,821	$7,042	$330
At December 31, 2024, $9.5 million of the Company's trade accounts receivable were past due by twelve months or more, with $6.5 million of this amount reserved. During the fourth quarter of 2024, a $3.7 million provision was recorded for the full balance of receivables related to an HE site, which was exited due to the recent insolvency of the customer.
Accounts Receivable Securitization Facility
In June 2022, the Company and its SPE entered into an AR Facility with PNC Bank, National Association ("PNC") to accelerate cash flows from trade accounts receivable. On October 1, 2024, the Company renewed the AR Facility for a three-year term expiring in October 2027. The maximum purchase commitment by PNC was $150.0 million as of December 31, 2024 and was increased to $160.0 million, as amended in February 2025.

The total outstanding balance of trade receivables that have been sold and derecognized by the SPE is $150.0 million as of December 31, 2024. The SPE owned $63.8 million and $82.2 million of the Company's trade receivables as of December 31, 2024 and 2023, respectively, which are included in the caption Trade accounts receivable, net, on the Consolidated Balance Sheets.

In 2022, the Company capitalized fees of $1.8 million related to the AR Facility, which are amortized into Facility fees and debt-related income (expense) on a straight-line basis over the AR Facility term on the Consolidated Statements of Operations. In 2024, the Company capitalized fees of $0.4 million related to the renewal of the AR Facility which will be amortized into Facility fees and debt-related income (expense) over the new term on a straight-line basis. These fees totaled $0.5 million, $0.6 million and $0.3 million for the years ended December 31, 2024, 2023, and 2022, respectively. For the years ended December 31, 2024, 2023, and 2022, the Company incurred fees of $9.5 million, $9.1 million, and $2.9 million, respectively, in association with the AR Facility, which were reflected in Facility fees and debt-related income (expense) in the Consolidated Statements of Operations.

Factoring Arrangements
The Company maintains factoring arrangements with a financial institution to sell certain accounts receivable that are also accounted for as a sale of financial assets. The following table reflects balances for net amounts sold and program capacities for the arrangements:

(In millions)	December 31 2024	December 31 2023
Net amounts sold under factoring arrangements	$13.3	$16.1
Program capacities	18.6	32.6

Note Receivable
In January 2020, the Company sold IKG for $85.0 million including cash and a note receivable, subject to post-closing adjustments. The note receivable from the buyer has a face value of $40.0 million, bearing interest at 2.50%, that is paid in kind and matures on January 31, 2027. Due to a change in control of the ownership of IKG during the second quarter of 2024, prepayment of the note was required, as defined in the note receivable agreement. As such, the Company received a payment of $17.0 million in 2024, resulting in a pre-tax gain of $2.7 million reflected in the caption Interest income on the Consolidated Statement of Operations. As of December 31, 2023, the balance was classified as noncurrent and is included in the caption Other assets on the Consolidated Balance Sheet at amortized cost.

The following table reflects the note receivable at amortized cost and at fair value:

(In millions)	December 31 2024	December 31 2023
Note receivable, at amortized cost	$—	$14.0
Note receivable, at fair value	—	15.4

5. Inventories
Inventories consist of the following:

(In thousands)	December 31 2024	December 31 2023
Finished goods	$14,344	$16,171
Work-in-process	15,629	13,081
Raw materials and purchased parts	107,364	114,046
Stores and supplies	44,705	46,071
Total inventories	$182,042	$189,369
Valued at lower of cost or market:
LIFO basis	$96,680	$95,203
FIFO basis	18,747	18,685
Average cost basis	66,615	75,481
Total inventories	$182,042	$189,369
Inventories valued on a LIFO basis at December 31, 2024 and December 31, 2023 were approximately $21 million and $32 million, respectively, less than the amounts of such inventories valued at current costs. During 2024, as a result of reducing certain inventory quantities valued on a LIFO basis, loss from continuing operations decreased from that which would have been recorded on a FIFO basis by $2.6 million. There was no significant impact on loss from continuing operations as a result of reducing certain inventory quantities valued on a LIFO basis during 2023 or 2022.

6. Property, Plant and Equipment, Net
PP&E consist of the following:

(In thousands)	Estimated Useful Lives	December 31 2024	December 31 2023
Land and improvements	5-20 years	$94,551	$93,793
Buildings and improvements (a)	10-30 years	225,688	243,472
Machinery and equipment (b)	3-20 years	1,576,298	1,729,637
Uncompleted construction	—	53,441	66,241
Gross property, plant and equipment		1,949,978	2,133,143
Less: Accumulated depreciation		(1,285,686)	(1,425,746)
Property, plant and equipment, net		$664,292	$707,397
(a) Buildings and improvements include leasehold improvements that are amortized over the shorter of their useful lives or the term of the lease.
(b) Includes information technology hardware and software.
In the fourth quarter of 2024, due to lower revenue projections at an HE location in the United States, the Company performed testing which determined that the undiscounted future cash flows were lower than the net book value of the assets at the location. The assets primarily included machinery and equipment along with other PP&E. The Company used a DCF model to estimate the current fair value of the PP&E (Level 3). As a result of this test, the fair value was less than book value and an impairment charge of $13.9 million was recorded, which is included in the caption Property, plant and equipment impairment charge in the Consolidated Statements of Operations.
In the fourth quarter of 2024, an impairment charge of $9.5 million was recorded at an HE location in the Middle East due to a change in the expected long-term use of the asset which is included in the caption Property, plant and equipment impairment charge in the Consolidated Statements of Operations.
In 2023, the Company recorded an impairment charge of $14.1 million related to abandoned equipment at a customer site of HE China, which is included in the caption Property, plant and equipment impairment charge in the Consolidated Statements of Operations.

7. Goodwill and Other Intangible Assets
Goodwill by Segment
The following table reflects the changes in carrying amounts of goodwill by each reporting unit for the years ended December 31, 2024 and 2023:

(In thousands)	Harsco Environmental	Clean Earth	Harsco Rail	Consolidated Totals
Balance at December 31, 2022	$379,954	$379,299	$13,026	$772,279
Foreign currency translation	8,699	—	—	8,699
Balance at December 31, 2023	388,653	379,299	13,026	780,978
Changes to goodwill (a)	(19,031)	—	—	(19,031)
Goodwill impairment	—	—	(13,026)	(13,026)
Foreign currency translation	(9,163)	—	—	(9,163)
Balance at December 31, 2024	$360,459	$379,299	$—	$739,758
(a) The changes to goodwill relate to the divestitures of the Performix and Reed businesses.
The Company's methodology for determining the fair value for its reporting units is described in Note 1, Summary of Significant Accounting Policies. The Company tests for goodwill impairment annually as of October 1, or more frequently if indicators of impairment exist or a decision is made to dispose of a business.

The performance of the Company's 2024 annual quantitative impairment tests did not result in impairment of the Company's goodwill for Harsco Environmental or Clean Earth. See Note 1, Summary of Significant Accounting Policies, for the Company's methodology for determining reporting unit fair value. Due to lower projections, this testing resulted in the Company recorded a goodwill impairment charge of $13.0 million for the Rail reporting unit which is included in Goodwill and other intangible asset impairment charges on the Consolidated Statement of Operations for the year-ended December 31, 2024. This charge had no impact on the Company's cash flows or compliance with debt covenants.

In 2022, as a result of lower earnings expectations due to the impacts of inflation, an interim goodwill test was required for the Clean Earth reporting unit. As a result of this testing, the Company recorded a goodwill impairment charge of $104.6 million, which is included in Goodwill and other intangible asset impairment charges on the Consolidated Statement of Operations for the year-ended December 31, 2022.

Intangible Assets
Net intangible assets totaled $298.4 million and $328.0 million at December 31, 2024 and 2023, respectively. The following table reflects these intangible assets by major category:

	December 31, 2024		December 31, 2023
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer related	$95,251	$69,795	$102,119	$66,016
Permits	310,236	82,799	309,679	66,733
Technology related	22,880	17,477	21,803	17,001
Trade names	31,514	15,142	31,580	12,428
Air rights	26,139	3,979	26,139	3,281
Patents	162	148	206	179
Non-compete agreement	2,500	2,500	2,500	2,343
Other	3,457	1,861	3,584	1,646
Total	$492,139	$193,701	$497,610	$169,627
In 2024, due to the loss of a customer in Europe for HE, the Company recorded a $2.8 million charge to fully impair the value of a related customer relationship intangible asset, which is included in Goodwill and other intangible asset impairment charges on the Consolidated Statement of Operations.
In 2022, based on the current economic conditions, to include inflation and higher energy prices, the Company lowered its long-range projections for the Altek Group of the Harsco Environmental Segment and therefore tested the recoverability of Altek's asset group. As a result of this testing, an impairment charge of $15.0 million was recorded, which is included in Goodwill and other intangible asset impairment charges on the Consolidated Statements of Operations for the year-ended December 31, 2022. The carrying value of Altek's intangible assets after the impairment charge was $15.3 million at December 31, 2022.
Amortization expense for intangible assets was $27.3 million, $28.9 million and $31.4 million for 2024, 2023 and 2022, respectively. Intangible assets are principally amortized using the straight-line method over the estimated useful life, except for the air rights, which are amortized based on usage. The following table shows the estimated amortization expense for the next five fiscal years based on current intangible assets.

(In thousands)	2025	2026	2027	2028	2029
Estimated amortization expense (a)	$26,300	$26,300	$25,000	$23,500	$22,800
(a)    These estimated amortization expense amounts do not reflect the potential effect of future foreign currency exchange rate fluctuations.

8. Debt and Credit Agreements
The Company's long-term debt consists of the following:

(In thousands)	December 31 2024	December 31 2023
Senior Secured Credit Facilities (a):
Term Loan with an interest rate of 6.72% and 7.72% at December 31, 2024 and 2023, respectively	$482,500	$487,500
Revolving Credit Facility with an average interest rate of 6.49% and 8.12% at December 31, 2024 and 2023, respectively	407,000	422,000
5.75% Senior Notes	475,000	475,000
Other financing payable (including finance leases) in varying amounts due principally through 2030 with a weighted-average interest rate of 7.14% and 6.11% at December 31, 2024 and 2023, respectively	79,917	44,469
Total debt obligations	1,444,417	1,428,969
Less: deferred financing costs	(12,695)	(11,974)
Total debt obligations, net of deferred financing costs	1,431,722	1,416,995
Less: current maturities of long-term debt	(21,004)	(15,558)
Long-term debt	$1,410,718	$1,401,437
(a)     The current portion of long-term debt related to the Senior Secured Credit Facilities was $5.0 million with the remainder reflected as Long-term debt at December 31, 2024 and 2023.
The maturities of long-term debt for the four years following December 31, 2025 are as follows:

(In thousands)
2026	$50,019
2027	494,421
2028	480,873
2029	387,026
Cash payments for interest on debt were $109.5 million, $101.5 million and $73.4 million in 2024, 2023 and 2022, respectively.
On February 14, 2025, the Company entered into an amendment to the credit agreement to reset the levels of its covenants, among other changes. The Company obtained the amendment because its forward-looking projections indicated that it may not meet the minimum level required by the interest coverage ratio. As a result of this amendment, the total Net Debt to Consolidated Adjusted EBITDA ratio covenant was set to 4.75x for the quarters ended December 31, 2024 and March 31, 2025, 5.00x for the quarters ended June 30, 2025 and September 30, 2025, and then decreases every six months by 0.25x until reaching 4.00x for the quarter ended June 30, 2027 and thereafter. The interest coverage ratio was set at 2.75x for the quarter ended December 31, 2024 and 2.50x for each quarter after. The Company continues to expect that it will continue to maintain compliance with the amended covenants.

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

At December 31, 2024, the Company was in compliance with all covenants for its Senior Secured Credit Facilities, as amended in February 2025, as the total Net Debt to Consolidated Adjusted EBITDA ratio was 4.07x and the total interest coverage ratio was 3.05x. Based on balances and covenants in effect at December 31, 2024, the Company could increase Net Debt by $227.6 million and still be in compliance with these debt covenants. Alternatively, Consolidated Adjusted EBITDA could decrease by $33.1 million or interest expense could increase by $12.1 million and the Company would remain in compliance with these covenants.

The Company believes it will continue to maintain compliance with these amended covenants based on its current outlook. However, the Company's estimates of compliance with these covenants could change in the future with a deterioration in economic conditions, higher than forecasted interest rates, the timing of working capital including the collection of receivables, an inability to realize increased pricing and implement cost reduction initiatives, principally in CE, that mitigate the impacts of inflation and other factors that may adversely impact its compliance with covenants.

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

The Credit Agreement requires certain mandatory prepayments of the Term Loan, subject to certain exceptions, based on net cash proceeds of certain sales or distributions of assets, as well as certain casualty and condemnation events, in some cases subject to reinvestment rights and certain other exceptions; net cash proceeds of any issuance of debt, excluding permitted debt issuances; and a percentage of excess cash flow, as defined by the Credit Agreement, during a fiscal year.
Facility Fees and Debt-Related Income (Expense)
The components of the Consolidated Statements of Operations caption Facility fees and debt-related income (expense) were as follows:

	Years Ended December 31
(In thousands)	2024	2023	2022
Gain (loss) on extinguishment of debt	$(325)	$—	$2,254
Unused debt commitment and amendment fees	—	(12)	(1,696)
Securitization and factoring fees	(10,940)	(10,750)	(3,514)
Facility fees and debt-related income (expense)	$(11,265)	$(10,762)	$(2,956)

Revolving Credit Facility
The following table shows the amount outstanding under the Revolving Credit Facility and available credit at December 31, 2024.

	December 31, 2024
(In thousands)	Facility Limit	Outstanding Balance	Outstanding Letters of Credit	Available Credit
Revolving Credit Facility	$675,000	$407,000	$29,846	$238,154

Other
Short-term borrowings totaled $8.1 million and $14.9 million at December 31, 2024 and 2023, respectively. At December 31, 2024 and 2023, Short-term borrowings consisted primarily of bank overdrafts and other third-party debt. The weighted-average interest rate for short-term borrowings at December 31, 2024 and 2023 was 6.09% and 6.10%, respectively.

9. Leases
The components of lease expense were as follows:

(In thousands)	2024	2023	2022
Finance leases:
Depreciation expense	$12,785	$7,957	$3,938
Interest on lease liabilities	4,318	2,036	784
Operating leases	38,702	38,062	35,290
Variable and short-term leases	54,475	54,432	52,050
Sublease income	(7)	(7)	(6)
Total lease expense	$110,273	$102,480	$92,056

Supplemental cash flow information related to leases was as follows:

(In thousands)	2024	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Cash flows used by operating activities - Operating leases	$37,120	$37,880	$34,420
Cash flows used by operating activities - Finance leases	4,203	1,914	798
Cash flows used by financing activities - Finance leases	12,316	7,736	3,975
ROU assets obtained in exchange for lease obligations:
Operating leases	$21,895	$27,951	$32,817
Finance leases	49,316	27,128	11,175

Supplemental balance sheet information related to leases was as follows:

(In thousands)	2024	2023
Operating Leases:
Operating lease ROU assets	$92,153	$102,891
Current portion of operating lease liabilities	26,049	28,775
Operating lease liabilities	67,998	75,476
Finance Leases:
Property, plant and equipment, net	$73,734	$43,151
Current maturities of long-term debt	16,004	9,723
Long-term debt	63,913	33,911

Supplemental additional information related to leases was as follows:

	2024	2023
Other information:
Weighted average remaining lease term - Operating leases (in years)	6.98	7.03
Weighted average remaining lease term - Finance leases (in years)	5.27	5.33
Weighted average incremental borrowing rate - Operating leases	6.7%	6.3%
Weighted average incremental borrowing rate - Finance leases	7.2%	6.4%

Maturities of lease liabilities were as follows:

(In thousands)	Operating Leases	Finance Leases
Year Ending December 31:
2025	$32,934	$20,998
2026	25,516	19,462
2027	18,456	17,488
2028	12,803	15,525
2029	8,724	10,938
After 2029	41,883	11,805
Total lease payments	140,316	96,216
Less: Imputed interest	(32,030)	(16,299)
Total lease liabilities (a)	$108,286	$79,917
(a)     Includes payments for operating leases of approximately $14 million related to fully executed renewal agreements for building leases that will go into effect starting in 2025.

The Company's leases, excluding short-term leases, have remaining terms of less than one year to approximately 26 years, some of which contain options to extend or terminate the lease terms, based on the provisions in the lease agreements. As of December 31, 2024, the Company has approximately $27 million of finance lease obligations to be recognized for vehicles and equipment in CE with expected commencement dates in 2025. There are no material residual value guarantees or material restrictive covenants in any of the Company's leases.

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
Accrued service is no longer granted to the U.S. defined benefit pension plans and a majority of international defined benefit pension plans due to the plans being frozen. In place of these plans, the Company has established defined contribution plans providing for the Company to contribute a specified matching amount for participating employees' contributions to the plan. For U.S. employees, this match is made on employee contributions up to 4% of eligible compensation. Additionally, the Company may provide a discretionary contribution for eligible employees. There have been no discretionary contributions provided for the years 2024, 2023 and 2022. For non-U.S. employees, this match is up to 6% of eligible compensation with an additional 2% going towards insurance and administrative costs.
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

NPPC for U.S. and international plans for 2024, 2023 and 2022 is as follows:

	U.S. Plans			International Plans
(In thousands)	2024	2023	2022	2024	2023	2022
Net Periodic Pension Cost (Income):
Defined benefit pension plans:
Service cost	$—	$—	$—	$1,322	$1,245	$2,029
Interest cost	9,676	10,173	5,716	29,409	30,220	16,637
Expected return on plan assets	(8,944)	(7,000)	(10,795)	(33,049)	(31,281)	(39,179)
Recognized prior service costs	—	—	—	492	520	534
Recognized losses	4,179	4,601	4,732	15,060	14,316	13,060
Settlement/curtailment loss (gain)	—	—	—	(1,125)	(42)	(33)
Defined benefit pension plan cost (income)	4,911	7,774	(347)	12,109	14,978	(6,952)
Multiemployer pension plans	570	595	642	1,241	1,209	1,114
Defined contribution plans	9,985	8,468	7,082	5,690	5,396	5,111
Net periodic pension cost (income)	$15,466	$16,837	$7,377	$19,040	$21,583	$(727)
The change in the financial status of the defined benefit pension plans and amounts recognized on the Consolidated Balance Sheets at December 31, 2024 and 2023 are as follows:

	U.S. Plans		International Plans
(In thousands)	2024	2023	2024	2023
Change in benefit obligation:
Benefit obligation at beginning of year	$209,177	$209,182	$642,648	$598,302
Service cost	—	—	1,322	1,245
Interest cost	9,676	10,173	29,409	30,220
Plan participants' contributions	—	—	12	13
Amendments	—	—	—	74
Actuarial (gain) loss	(17,591)	5,736	(57,451)	17,896
Settlements/curtailments	—	—	(1,363)	(203)
Benefits paid	(14,867)	(15,914)	(36,691)	(36,705)
Effect of foreign currency	—	—	(15,803)	31,806
Benefit obligation at end of year	$186,395	$209,177	$562,083	$642,648
Change in plan assets:
Fair value of plan assets at beginning of year	$180,927	$177,044	$669,021	$608,672
Actual return on plan assets	9,931	18,123	(20,357)	40,587
Employer contributions	7,301	1,674	14,778	24,715
Plan participants' contributions	—	—	12	13
Settlements/curtailments	—	—	(192)	(203)
Benefits paid	(14,867)	(15,914)	(36,691)	(36,705)
Effect of foreign currency	—	—	(14,904)	31,942
Fair value of plan assets at end of year	$183,292	$180,927	$611,667	$669,021
Funded status at end of year	$(3,103)	$(28,250)	$49,584	$26,373
Significant items impacting actuarial gains and losses for 2024 for U.S. plans included the actual return on the fair value of plan assets since the prior measurement date was greater than assumed, which caused the funded position to improve; an increase in the discount rate used to measure the benefit obligation compared with the prior year, which caused the funded position to improve; and actuarial gains resulting from demographic changes such as mortality, which improved the funded position.

Significant items impacting actuarial gains and losses for 2024 for U.K. plans included an increase in the discount rate used to measure the benefit obligation compared with the prior year, which caused the funded position to improve; and the actual return on the fair value of plan assets since the prior measurement date was less than assumed, which caused the funded position to deteriorate.

Amounts recognized on the Consolidated Balance Sheets for defined benefit pension plans consist of the following at December 31, 2024 and 2023:

	U.S. Plans		International Plans
	December 31		December 31
(In thousands)	2024	2023	2024	2023
Noncurrent assets	$9,917	$—	$63,879	$44,585
Current liabilities	1,713	1,832	507	726
Noncurrent liabilities	11,307	26,418	13,788	17,486
AOCI	72,260	95,016	332,026	358,631
Amounts recognized in AOCI for defined benefit pension plans consist of the following at December 31, 2024 and 2023:

	U.S. Plans		International Plans
(In thousands)	2024	2023	2024	2023
Net actuarial loss	$72,260	$95,016	$324,661	$350,469
Prior service cost	—	—	7,365	8,162
Total	$72,260	$95,016	$332,026	$358,631
The Company's estimate of expected contributions to be paid in 2025 for the U.S. and international defined benefit plans total $3.0 million and $0.8 million, respectively.
Future Benefit Payments
Expected benefit payments for defined benefit pension plans over the next ten years are as follows:

(In millions)	2025	2026	2027	2028	2029	2030-2034
U.S. Plans	$19.7	$15.6	$15.4	$15.2	$15.0	$71.5
International Plans	36.4	37.0	37.1	38.2	39.5	192.9

Net Periodic Pension Cost and Defined Benefit Pension Obligation Assumptions
The weighted-average actuarial assumptions used to determine the defined benefit pension plan NPPC for 2024, 2023 and 2022 were as follows:

	U.S. Plans December 31			International Plans December 31			Global Weighted-Average December 31
	2024	2023	2022	2024	2023	2022	2024	2023	2022
Discount rates	5.0%	5.3%	2.7%	4.8%	5.0%	1.9%	4.8%	5.1%	2.1%
Expected long-term rates of return on plan assets	7.0%	7.0%	6.3%	5.3%	5.1%	4.4%	5.7%	5.5%	4.7%
The expected long-term rates of return on defined benefit pension plan assets for the 2025 NPPC are 6.8% for the U.S. plans and 4.6% for the international plans. The expected global long-term rate of return on assets for 2025 is 5.1%.
The weighted-average actuarial assumptions used to determine the defined benefit pension plan obligations at December 31, 2024 and 2023 were as follows:

	U.S. Plans		International Plans		Global Weighted-Average
	December 31		December 31		December 31
	2024	2023	2024	2023	2024	2023
Discount rates	5.5%	5.0%	5.4%	4.8%	5.5%	4.8%
Since accrued service is no longer granted to the U.S. defined benefit plans and the majority of the international defined benefit pension plans, the rate of compensation increase did not have a significant impact on the defined benefit pension obligation at December 31, 2024 and 2023 or the defined benefit pension plan NPPC for the years ended 2024, 2023 and 2022.
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

Accumulated Benefit Obligation
The accumulated benefit obligation for all defined benefit pension plans at December 31, 2024 and 2023 was as follows:

	U.S. Plans		International Plans
	December 31		December 31
(In millions)	2024	2023	2024	2023
Accumulated benefit obligation	$186.4	$209.2	$558.4	$637.6

Defined Benefit Pension Plans with Accumulated Benefit Obligation in Excess of Plan Assets
The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for defined benefit pension plans with accumulated benefit obligations in excess of plan assets at December 31, 2024 and 2023 were as follows:

	U.S. Plans		International Plans
	December 31		December 31
(In millions)	2024	2023	2024	2023
Projected benefit obligation	$13.0	$209.2	$22.1	$27.8
Accumulated benefit obligation	13.0	209.2	19.9	24.1
Fair value of plan assets	—	180.9	7.9	9.7

At December 31, 2024 and 2023, the asset allocations attributable to the Company's U.S. defined benefit pension plans and the long-term target allocation of plan assets, by asset category, are as follows:

	Target Long-Term Allocation	Percentage of Plan Assets December 31
U.S. Plans Asset Category		2024	2023
Domestic equity securities	4%-14%	8.8%	10.7%
International equity securities	17%-27%	21.0%	24.3%
Fixed income securities	61%-71%	65.4%	52.8%
Cash and cash equivalents	Less than 5%	0.9%	0.9%
Other (a)	0%-8%	3.9%	11.3%
(a)    Investments within this caption include credit collection funds.
Defined benefit pension plan assets are allocated among various categories of equities, fixed income securities and cash and cash equivalents with professional investment managers whose performance is actively monitored. The primary investment objective is to meet present and future benefit obligations through a balanced investment approach to minimize volatility and risk. The Company periodically conducts an asset/liability modeling study and accordingly adjusts investments among and within asset categories to ensure the long-term investment strategy is aligned with the profile of benefit obligations.
The Company reviews the long-term expected return on asset assumption on a periodic basis considering a variety of factors including historical investment returns achieved over a long-term period, the targeted allocation of plan assets and future expectations based on a model of asset returns for an actively managed portfolio. The model simulates 1,000 different capital market results over 20 years. The expected return-on-asset assumption for U.S. defined benefit pension plans for 2025 and 2024 is 6.8% and 7.0%, respectively.
The U.S. defined benefit pension plans' assets include 310,000 shares at December 31, 2024 and 310,000 shares at December 31, 2023 of the Company's common stock, valued at $2.4 million and $2.8 million, respectively. These shares represented 1.3% and 1.5% of total U.S. plan assets at December 31, 2024 and 2023, respectively.
The asset allocations attributable to the Company's international defined benefit pension plans at December 31, 2024 and 2023 and the long-term target allocation of plan assets, by asset category, are as follows:

International Plans Asset Category	Target Long-Term Allocation	Percentage of Plan Assets December 31
		2024	2023
Equity securities	12.4%	0.9%	10.8%
Fixed income securities	82.8%	95.0%	83.3%
Cash and cash equivalents	—	1.8%	0.5%
Other (a)	4.8%	2.3%	5.4%
(a)     Investments within this caption include diversified growth funds and real estate funds.

International defined benefit pension plan assets at December 31, 2024 in the U.K. defined benefit pension plan totaled approximately 94% of the international defined benefit pension plan assets. The U.K. plan assets are allocated among various categories of equities, fixed income securities and cash and cash equivalents with professional investment managers whose performance is actively monitored. The primary investment objective is to reduce investment risk and better protect the improved funding position in order to meet present and future benefit obligations. The Company periodically conducts asset/liability modeling studies and accordingly adjusts investment amounts within asset categories to ensure the long-term investment strategy is aligned with the profile of benefit obligations.
For the international long-term rate of return assumption, the Company considered the current level of expected returns in risk-free investments (primarily government bonds), the historical level of the risk premium associated with other asset classes in which the portfolio is invested, and the expectations for future returns of each asset class and plan expenses. The expected return for each asset class is then weighted based on the target asset allocation to develop the expected long-term rate of return on assets. The expected return on asset assumption for the U.K. defined benefit pension plan for 2025 and 2024 are 4.6% and 5.3%, respectively. The remaining international defined benefit pension plans, with plan assets representing approximately 6% of the international defined benefit pension plan assets, are under the guidance of professional investment managers and have similar investment objectives.
The fair values of the Company's U.S. defined benefit pension plans' assets at December 31, 2024 by asset class are as follows:

(In thousands)	Total	Level 1	Level 2	Investments Valued at Net Asset Value (a)
Domestic equities:
Common stocks	$2,388	$2,388	$—	$—
Mutual funds—equities	13,748	13,748	—	—
International equities:
Mutual funds—equities	38,398	38,398	—	—
Fixed income investments:
U.S. Treasuries and collateralized securities	15,673	—	15,673	—
Mutual funds—bonds	104,166	104,166	—	—
Cash and money market accounts	1,681	1,681	—	—
Other—partnerships/joint ventures	7,238	—	—	7,238
Total	$183,292	$160,381	$15,673	$7,238
(a)     Certain investments that are measured at fair value using Net Asset Value per share (or its equivalent) as a practical expedient have not been classified in the fair value hierarchy.
The fair values of the Company's U.S. defined benefit pension plans' assets at December 31, 2023 by asset class are as follows:

(In thousands)	Total	Level 1	Level 2	Investments Valued at Net Asset Value
Domestic equities:
Common stocks	$2,791	$2,791	$—	$—
Mutual funds—equities	16,583	16,583	—	—
International equities:
Mutual funds—equities	43,994	43,994	—	—
Fixed income investments:
U.S. Treasuries and collateralized securities	13,920	—	13,920	—
Mutual funds—bonds	81,634	81,634	—	—
Other—mutual funds	4,913	4,913	—	—
Cash and money market accounts	1,661	1,661	—	—
Other - partnerships/joint ventures	15,431	—	—	15,431
Total	$180,927	$151,576	$13,920	$15,431

The fair values of the Company's international defined benefit pension plans' assets at December 31, 2024 by asset class are as follows:

(In thousands)	Total	Level 1	Level 2
Equity securities:
Mutual funds—equities	$5,342	$—	$5,342
Fixed income investments:
Mutual funds—bonds	576,540	—	576,540
Insurance contracts	4,394	—	4,394
Other:
Other mutual funds	14,244	—	14,244
Cash and money market accounts	11,147	11,147	—
Total	$611,667	$11,147	$600,520
The fair values of the Company's international defined benefit pension plans' assets at December 31, 2023 by asset class are as follows:

(In thousands)	Total	Level 1	Level 2
Equity securities:
Mutual funds—equities	$71,980	$—	$71,980
Fixed income investments:
Mutual funds—bonds	552,898	—	552,898
Insurance contracts	4,631	—	4,631
Other:
Other mutual funds	36,263	—	36,263
Cash and money market accounts	3,249	3,249	—
Total	$669,021	$3,249	$665,772

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

Multiemployer Pension Plans
The Company, through HE, contributes to several MEPPs under the terms of collective-bargaining agreements that cover union-represented employees, many of whom are temporary in nature. The Company's total contributions to MEPPs were $1.8 million, $1.9 million and $1.9 million for the years ended December 31, 2024, 2023 and 2022, respectively.

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
Income (loss) from continuing operations before income taxes and equity income as reported on the Consolidated Statements of Operations consists of the following:

(In thousands)	2024	2023	2022
U.S.	$(61,205)	$(19,598)	$(171,625)
International	(40,465)	(33,072)	3,728
Total income (loss) from continuing operations before income taxes and equity income	$(101,670)	$(52,670)	$(167,897)

Income tax expense (benefit) as reported on the Consolidated Statements of Operations consists of the following:

(In thousands)	2024	2023	2022
Income tax expense (benefit):
Currently payable:
U.S. federal	$897	$(823)	$—
U.S. state	2,701	3,591	975
International	24,884	23,801	16,428
Total income taxes currently payable	28,482	26,569	17,403
Deferred U.S. federal	(5,667)	2,735	(12,655)
Deferred U.S. state	(2,997)	(1,550)	(1,935)
Deferred international	(2,752)	3,112	2,043
Total income tax expense (benefit) from continuing operations	$17,066	$30,866	$4,856
Cash payments for income taxes were $29.1 million, $20.1 million and $20.9 million for 2024, 2023 and 2022, respectively. The cash payments for 2024 increased primarily due to the payments for fiscal years 2023 and 2022 in certain foreign jurisdictions and withholding tax on cash repatriations.
A reconciliation of the normal expected statutory U.S. federal income tax expense (benefit) to the actual Income tax expense (benefit) from continuing operations as reported on the Consolidated Statements of Operations is as follows:

(In thousands)	2024	2023	2022
U.S. federal income tax expense (benefit), at statutory tax rate of 21%	$(21,350)	$(11,060)	$(35,259)
U.S. state income taxes, net of federal income tax benefit	(1,296)	624	(644)
U.S. other domestic deductions and credits	(1,084)	(1,275)	(1,216)
Difference in effective tax rates on international earnings and remittances	29,019	26,372	11,166
Uncertain tax position contingencies and settlements	(51)	(768)	(290)
Changes in realization of deferred tax assets	10,366	14,498	8,262
U.S. non-deductible expenses	3,663	278	24
Nondeductible goodwill charges	3,676	—	19,548
PP&E / Intangible asset impairment	—	2,961	3,150
State deferred tax rate changes	(63)	304	343
Foreign derived intangible income deduction	(1,675)	(2,199)	(1,792)
Share-based compensation	1,967	1,131	1,564
Capital loss	(6,106)	—	—
Total income tax expense (benefit) from continuing operations	$17,066	$30,866	$4,856

At December 31, 2024, 2023 and 2022, the Company's annual effective income tax rate on income (loss) from continuing operations was (16.8)%, (58.6)% and (2.9)%, respectively.

The Company’s international loss from continuing operations before income taxes and equity income was $40.5 million and $33.1 million for 2024 and 2023, respectively. In 2023, the Company recorded a $14.1 million assets impairment for one of the HE sites in China with no tax benefit. At the same time that the write-off of PPE occurred, the forecast of future taxable income was revised, resulting in decision to record a $3.7 million income tax charge of prior year deferred tax assets in China. In 2024, the Company recorded a $2.1 million net tax benefit from the release of a prior year deferred tax asset in Canada. The Company's total international income tax expense decreased from $26.9 million in 2023 to $22.1 million in 2024 primarily due to the China income tax charge from the assets impairment not recurring in 2024.

The Company’s differences in income tax expense for 2024 and 2023 on international earnings and remittances were $29.0 million and $26.4 million, respectively, which included U.S income tax expense on international deemed remittances of $0.3 million and $0.3 million, respectively. The increase is primarily due to the change in mix of income.

The Company's U.S. loss from continuing operations before income taxes and equity income was $61.2 million and $19.6 million for 2024 and 2023, respectively. The increase in the loss in 2024 was driven by an increased forward loss provision for the Network Rail contract for Rail, the Rail goodwill impairment, the Rail charge for the remeasurement of long-lived assets, partially offset by increased CE operating performance and the gains from the sale of Reed and Performix. The Company's total U.S. income tax decreased from $4.0 million expense in 2023 to $5.1 million benefit in 2024 primarily due to the increased loss as well as capital loss utilization, partially offset by nondeductible goodwill allocated to the sale of Reed and Performix businesses.
The income tax effects of the temporary differences giving rise to the Company's deferred tax assets and liabilities at December 31, 2024 and 2023 are as follows:

	2024 (a)		2023 (a)
(In thousands)	Asset	Liability	Asset	Liability
Depreciation and amortization	$—	$47,816	$—	$53,577
Right-of-use assets	—	22,851	—	25,417
Operating lease liabilities	23,302	—	25,752	—
Expense accruals	26,428	—	33,810	—
Inventories	2,324	—	3,779	—
Provision for receivables	2,345	—	3,801	—
Deferred revenue	11,582	—	6,513	—
Operating loss carryforwards	128,412	—	118,309	—
Tax credit carryforwards	13,480	—	15,298	—
Pensions	—	11,916	—	599
Currency adjustments	98	—	—	1,171
Section 163(j) disallowed interest expense	40,054	—	25,937	—
Research and development	8,236	—	6,013	—
Stock based compensation	7,968	—	7,387	—
Other	1,881	—	—	812
Subtotal	266,110	82,583	246,599	81,576
Valuation allowance	(192,745)	—	(177,888)	—
Total deferred income taxes	$73,365	$82,583	$68,711	$81,576
(a) Does not include approximately $1.1 billion of statutory loss carryforwards within Luxembourg for which the Company considers the utilization of these attributes remote and as such no deferred tax asset or corresponding valuation allowance has been recorded.
At December 31, 2024, the tax-effected amount of net operating losses ("NOLs") totaled $128.4 million. Tax-effected NOLs from international operations are $116 million. Of that amount, $107.9 million can be carried forward indefinitely and $8.1 million will expire at various times between 2025 and 2044. Tax-effected U.S. state NOLs are $12.4 million. Of that amount, $1.6 million expire at various times between 2025 and 2029, $2.0 million expire at various times between 2030 and 2034, $3.1 million expire at various times between 2035 and 2039 and $5.7 million expire at various times between 2040 and 2044.
Valuation allowances of $192.7 million and $177.9 million at December 31, 2024 and 2023, respectively, related principally to deferred tax assets for pension liabilities, NOLs, disallowed interest expense and foreign currency translation that are uncertain as to realizability. In 2024, the Company recorded a $15.0 million valuation allowance increase related to disallowed interest expense, a $14.1 million valuation allowance increase related to current year losses in certain foreign jurisdictions where the Company determined that it is more likely than not that these assets will not be realized, partially offset by a valuation allowance decrease of $7.2 million from the effects of foreign currency translation adjustments and a $5.4 million valuation allowance decrease related to reduced pension liabilities in certain jurisdictions.

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
The Company recognizes accrued interest and penalty expense related to unrecognized income tax benefits in income tax expense or benefit. The Company recognized income tax benefit (expense) of $(0.1) million and $0.4 million during 2024 and 2022, respectively, for interest and penalties. There was no income tax benefit (expense) related to accrued interest and penalties during 2023. The Company has accrued $1.3 million, $1.3 million and $1.3 million for the payment of interest and penalties at December 31, 2024, 2023 and 2022, respectively.
A reconciliation of the change in the unrecognized income tax benefits balance from January 1, 2022 to December 31, 2024 is as follows:

(In thousands)	Unrecognized Income Tax Benefits	Deferred Income Tax Benefits	Unrecognized Income Tax Benefits, Net of Deferred Income Tax Benefits
Balances, January 1, 2022	$3,127	$(22)	$3,105
Additions for tax positions related to the current year (includes currency translation adjustment)	189	(1)	188
Statutes of limitation expirations	(524)	2	(522)
Balance at December 31, 2022	2,792	(21)	2,771
Additions for tax positions related to the current year (includes currency translation adjustment)	439	(1)	438
Statutes of limitation expirations	(1,106)	5	(1,101)
Balance at December 31, 2023	2,125	(17)	2,108
Additions for tax positions related to the current year (includes currency translation adjustment)	228	9	237
Statutes of limitation expirations	(577)	—	(577)
Total unrecognized income tax benefits that, if recognized, would impact the effective income tax rate at December 31, 2024	$1,776	$(8)	$1,768
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
The tax years that remain subject to examination for the Company's major tax jurisdictions as of December 31, 2024 are shown below:

Jurisdiction	Earliest Open Year
Brazil	2020
China	2019
France	2022
United States:
Federal income tax	2021
State income tax	2018

12. Commitments and Contingencies
Environmental
The Company is involved in a number of environmental remediation investigations and cleanups and, along with other companies, has been identified as a potentially responsible party ("PRP") for certain byproduct disposal sites. While each of these matters is subject to various uncertainties, it is probable that the Company will agree to make payments toward funding certain of these activities, and it is possible that some of these matters will be decided unfavorably to the Company. The Company has evaluated its potential liability and its financial exposure is dependent upon such factors as the continuing evolution of environmental laws and regulatory requirements, the availability and application of technology, the allocation of cost among potentially responsible parties, the years of remedial activity required and the remediation methods selected.

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

The following table summarizes information related to the location and undiscounted amount of the Company's environmental liabilities:

(In thousands)	December 31 2024	December 31 2023
Current portion of environmental liabilities (a)	$11,815	$7,540
Long-term environmental liabilities	46,585	25,682
Total environmental liabilities (b)	$58,400	$33,222
(a)    The current portion of environmental liabilities is included in the caption Other current liabilities on the Consolidated Balance Sheets.
(b)    The increase in Total environmental liabilities at December 31, 2024 from the prior year is primarily from the salt cakes reserve discussed below regarding the Company's operations in Bahrain.

Legal Proceedings

In the ordinary course of business, the Company is a defendant or party to various claims and lawsuits, including those discussed below. Unless stated otherwise below, the Company has not determined a loss to be probable or estimable for the legal proceedings.

In November 2022, the EPA and the Kentucky Department for Environmental Protection (the “KDEP”) conducted an inspection of Clean Earth of Calvert City LLC’s facility in Calvert City, KY and alleged several violations related to the storage location and volumes of hazardous waste, certain missed inspections and the lack of documentation related to the importing of waste. The Company took corrective actions at the facility, which were completed by February 2023 and the EPA proposed a civil penalty of $0.8 million. On June 30, 2024, the EPA verbally agreed to a settlement involving a combination of civil penalties in the amount of $0.2 million and a Supplemental Environmental Project estimated to cost approximately $1.0 million that requires installing a concrete and storm water management system to enhance compliance and protection of the environment.

On January 27, 2020, the EPA issued a Notice of Potential Liability to the Company, along with several other companies, concerning the Newtown Creek Superfund Site located in Kings and Queens Counties in New York, which alleges certain facilities formerly owned or operated by subsidiaries of the Company may have resulted in the discharge of hazardous substances into Newtown Creek or its Dutch Kills tributary. The site has been subject to CERCLA response activities since approximately 2011. The EPA expects to issue a Record of Decision for the sitewide cleanup plan no sooner than 2028 and announced, in July 2021, that it would defer its decision on a potential early action response for the lower two miles of the Creek until the site-wide studies are completed. On August 28, 2024, the EPA released a proposed plan for clean up of the East Branch portion of Newtown Creek. On January 17, 2025, the EPA released its decision approving this early action remedy for the East Branch. The Company is one of 30 PRPs that have received notices, though it is believed other PRPs may exist. The Company vigorously contests the allegations of this notice and currently does not believe that this matter will have a material effect on the Company’s financial position or results from operations.

The Company has had ongoing meetings with the SCE over processing salt cakes, a processing byproduct, stored at the Al Hafeerah site. The Company’s Bahrain operations that produced the salt cakes have ceased operations. An Environmental Impact Assessment and Technical Feasibility Study for facilities to process the salt cakes was approved by the SCE during the first quarter of 2018. Commissioning of the facilities was completed during the third quarter of 2021 and the processing of the salt cakes has commenced, with the expectation that the Company would be able to sell the products that resulted from the processing in an amount that would cover the processing costs. During the fourth quarter of 2024, the Company concluded that, despite significant commercial efforts, as well as ongoing discussions with the SCE, it could not sufficiently recover the processing costs from these sales as it had previously estimated. As such, the Company recorded an additional provision of $27.2 million during the quarter. The Company's reserve of $31.9 million as of December 31, 2024 represents the Company’s best estimate of the net costs to fully resolve this matter. The Company will continue to evaluate this reserve and any future change in estimated costs, which could be material to the Company’s results of operations in any single period.

On July 27, 2018 Brazil’s Federal and Rio de Janeiro State Public Prosecution Offices (the "MPF" and "MPE", respectively) filed a Civil Public Action against CSN, one of the Company's customers, the Company’s Brazilian subsidiary, the Municipality of Volta Redonda, Brazil, and the Instituto Estadual do Ambiente, the state of Rio de Janeiro's environmental protection agency, seeking the implementation of various measures to limit and reduce the accumulation of customer-owned slag at the site in Brazil. On August 6, 2018. the 3rd Federal Court in Volta Redonda (the "Volta Redonda Court") granted the MPF and MPE an injunction against the defendants requiring, among other things, CSN and the Company’s Brazilian subsidiary to limit the volume of slag sent to the site. Because the customer owns the site and the slag located on the site, the Company believes that complying with this injunction is the steel producer’s responsibility. Nevertheless, the Volta Redonda Court issued two orders fining the Company and CSN for what it viewed as violations of the injunction. The Company appealed the fines and the underlying injunction and, beginning on March 25, 2022, the Volta Redonda Court entered a series of orders suspending the litigation proceedings and staying any additional fines and interest accruals while the parties discuss a possible resolution to the matter. The aggregate amount of fines levied against the Company, exclusive of interest, is approximately 32 million Brazilian reais (or approximately $5 million as of December 31, 2024), plus interest. On October 5, 2024, the Volta Redonda Court determined that, as of August 1, 2024, the Company was not responsible for complying with the injunction because the Company no longer operates at the site. The Company and the other parties continue to discuss a potential resolution related to the portion of the authorities' claims that allegedly occurred prior to August 1, 2024. The Company does not believe that a loss relating to this matter is probable or estimable at this point.

In October 2021, the Company received a subpoena and two indictments before the Amsterdam District Court in the Netherlands concerning the Company's operations at a customer site in Ijmuiden, Netherlands. The Amsterdam Public Prosecutor’s Office ("APPO") issued two indictments against the Company, alleging violations in connection with dust releases and/or events alleged to have occurred in 2018 through May 2020 at the site. The action cited provisions which permit fines for the alleged infractions and sought €0.1 million in fines with a smaller amount held in abeyance. On February 2, 2022, the APPO announced that it would further investigate residents’ claims related to this matter. On February 25, 2022, the Amsterdam District Court ruled that the Company was liable for only one alleged violation and that this alleged violation was unintentional. The court issued a fine of €5 thousand, to be held in abeyance. Both the Company and the APPO appealed this ruling. An appellate hearing was held on July 5, 2024, with the APPO seeking €0.3 million in fines. On July 19, 2024, the Court of Appeals ruled that the Company was liable for two alleged intentional violations and issued a fine of €25 thousand. Both the Company and the APPO have appealed this ruling. The Company is vigorously contesting all allegations against it and is also working with its customer to ensure the control of emissions. The Company has contractual indemnity rights from its customer that it believes will substantially cover any fines or penalties.

DEA Investigation
Prior to the Company’s acquisition of ESOL, Stericycle, Inc. notified the Company that the DEA had served an administrative subpoena on Stericycle, Inc. and executed a search warrant at a facility in Rancho Cordova, CA and an administrative inspection warrant at a facility in Indianapolis, IN. The Company has determined that the DEA and the DTSC have launched investigations involving, at least in part, the ESOL business of collecting, transporting, and destroying controlled substances from retail customers that transferred from Stericycle, Inc. to the Company. The Company is cooperating with these inquiries, which relate primarily to the period before the Company owned the ESOL business. Since the acquisition of the ESOL business, the Company has performed a vigorous review of ESOL’s compliance program related to controlled substances and has made material changes to the manner in which controlled substances are transported from retail customers to DEA-registered facilities for destruction. Pursuant to an agreement with Stericycle, the Company has contractual recourse for any material loss the Company has determined is reasonably possible. The Company has not accrued any amounts in respect of these investigations and does not believe a loss is possible.

Brazilian Tax Disputes

On December 30, 2020, the Company received an assessment from the municipal tax authority in Ipatinga, Brazil alleging $1.7 million in unpaid service taxes from the period 2015 to 2020. This dispute is currently in the collection action phase of the legal process and the amount assessed include interest charges may increase at statutorily determined amounts per month and are assessed on the aggregate amount of the principal and penalties. In addition, at the collection action, the losing party could be subject to a charge to cover statutorily mandated legal fees, which are generally calculated as a percentage of the total assessed amounts due, inclusive of penalty and interest. After calculating the interest and penalties accrued, the Company estimates that the current overall potential liability for this case is approximately $5.6 million at December 31, 2024. On July 21, 2023, the Company filed the last administrative appeal against the decision that maintained the assessment and a final administrative decision is still pending. Due to the multiple defenses that are available, the Company does not believe a loss is probable.

The Company intends to continue its practice of vigorously defending itself against this tax claim under various alternatives, including judicial appeal. The Company will continue to evaluate its potential liability with regard to this claim on a quarterly basis; however, it is not possible to predict the ultimate outcome of the tax-related dispute in Brazil. No loss provision has been recorded in the Company's Consolidated Financial Statements for the dispute described above because the loss contingency is not deemed probable, and the Company does not expect that any costs that are reasonably possible to be incurred by the Company in connection with this tax dispute would have a material adverse effect on the Company's financial condition, results of operations or cash flows.

Asbestos Actions
The Company is named as one of many defendants in legal actions in the U.S. alleging personal injury from exposure to airborne asbestos over the past several decades. In their suits, the plaintiffs have named as defendants, among others, many manufacturers, distributors and installers of numerous types of equipment or products that allegedly contained asbestos.
As of December 2024, there were approximately 17,000 pending asbestos personal injury actions filed against the Company. The vast majority of these actions were filed in the New York Supreme Court (New York County), of which the majority of such actions were on the Deferred/Inactive Docket created by the New York Supreme Court in December 2002 for all pending and future asbestos actions filed by persons who cannot demonstrate that they have a malignant condition or discernible physical impairment. A relatively small portion of cases are on the Active or In Extremis docket in New York County or on active dockets in other jurisdictions. The complaints in most of those actions generally follow a form that contains a standard demand of significant damages, regardless of the individual plaintiff's alleged medical condition, and without identifying any Company product.
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
In view of the persistence of asbestos litigation in the U.S., the Company expects to continue to receive additional claims in the future. The Company intends to continue its practice of vigorously defending these claims and cases. As of December 2024, the Company has successfully dismissed approximately 28,500 cases by stipulation or summary judgment prior to trial.
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

Other
On November 5, 2020, a worker suffered a fatal injury at a site owned by the Company’s customer, Gerdau Ameristeel US, Inc. ("Gerdau"), in Midlothian, TX. Although the Company was not directly involved in the accident, the worker was employed by a sub-contractor of a sub-contractor of the Company. On May 11, 2023, the parties completed a formal settlement agreement, settling the claims brought by the worker's family. The Company paid its insurance deductible of $5.0 million and recorded an indemnification receivable from Gerdau for the recovery of certain losses based upon the contractual indemnity rights. On August 25, 2023, the Company initiated arbitration proceedings against Gerdau before the American Arbitration Association to enforce its contractual indemnity rights. On December 18, 2024, the Company and Gerdau entered into a settlement agreement to resolve the Company's claims against Gerdau which settled the full indemnification receivable balance.

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

13. Capital Stock
The authorized capital stock of the Company consists of 150,000,000 shares of common stock and 4,000,000 shares of preferred stock, both having a par value of $1.25 per share. The preferred stock is issuable in series with terms as fixed by the Board. No preferred stock has been issued. The following table summarizes the Company's common stock activity for each period during the twelve months ended 2022, 2023 and 2024:

	Shares Issued	Treasury Shares	Outstanding Shares
As of January 1, 2022	115,906,393	36,690,847	79,215,546
Shares issued for vested restricted stock units	341,051	131,089	209,962
Shares issued for vested restricted stock awards	87,765	40,304	47,461
Stock appreciation rights exercised	23,311	6,640	16,671
As of December 31, 2022	116,358,520	36,868,880	79,489,640
Shares issued for vested restricted stock units	401,385	122,659	278,726
Shares issued for vested restricted stock awards	124,106	57,637	66,469
As of December 31, 2023	116,884,011	37,049,176	79,834,835
Shares issued for vested restricted stock units	590,133	227,794	362,339
Stock appreciation rights exercised	844	241	603
As of December 31, 2024	117,474,988	37,277,211	80,197,777

The following is a reconciliation of the average shares of common stock used to compute basic earnings per common share to the shares used to compute diluted earnings per common share as shown on the Consolidated Statements of Operations:

(In thousands, except per share data)	2024	2023	2022
Income (loss) from continuing operations attributable to Enviri Corporation common stockholders	$(124,058)	$(82,320)	$(176,569)
Weighted-average shares outstanding—basic	80,118	79,796	79,493
Dilutive effect of stock-based compensation	—	—	—
Weighted-average shares outstanding—diluted	80,118	79,796	79,493
Income (loss) from continuing operations per common share, attributable to Enviri Corporation common stockholders:
Basic	$(1.55)	$(1.03)	$(2.22)
Diluted	$(1.55)	$(1.03)	$(2.22)
The following average outstanding stock-based compensation units were not included in the computation of diluted earnings per share because the effect was antidilutive or the market conditions for the performance share units were not met:

(In thousands)	2024	2023	2022
Restricted stock units	1,476	1,219	672
Stock appreciation rights	2,618	2,303	2,092
Performance share units	1,797	1,341	1,040

14. Stock-Based Compensation
The 2013 Equity and Incentive Plan as amended (the "2013 Plan") authorizes the issuance of up to 13.7 million shares of the Company's common stock for use in paying incentive compensation awards in the form of stock options or other equity awards such as restricted stock, restricted stock units ("RSUs"), stock appreciation rights ("SARs") or performance share units ("PSUs"). Of the 13.7 million shares authorized, a maximum of 9.7 million shares may be issued for awards other than option rights or SARs, as defined in the 2013 Plan. The 2016 Non-Employee Directors' Long-Term Equity Compensation Plan, as amended (the "2016 Plan"), authorizes the issuance of up to 800 thousand shares of the Company's common stock for equity awards. Both plans have been approved by the Company's stockholders. At December 31, 2024, there were 3.2 million shares available for granting equity awards under the 2013 Plan, of which 2.3 million shares were available for awards other than option rights or SARs. At December 31, 2024, there were 101 thousand shares available for granting equity awards under the 2016 Plan.

Restricted Stock Units
The Board approves the granting of performance-based RSUs as the long-term equity component of director, officer and certain key employee compensation. The RSUs require no payment from the recipient and compensation cost is measured based on the market price of the Company's common stock on the grant date and is generally recorded over the vesting period. RSUs granted to officers and certain key employees in 2022, 2023 and 2024 either vest on a pro-rata basis over three years or upon obtainment of specified retirement or years of service criteria. The vesting period for RSUs granted to non-employee directors is one year and each RSU is exchanged for an equal number of shares of the Company's common stock upon vesting for awards issued under the 2016 and 2013 Plans. There is no option for cash payment.

The following table summarizes RSUs issued and the compensation expense recorded for the years ended December 31, 2024, 2023, and 2022:

	RSUs (a)	Weighted Average Fair Value	Expense
(Dollars in thousands, except per unit)			2024	2023	2022
Directors:
2021	23,224	21.53	—	—	167
2022	63,696	7.85	—	167	333
2023	80,705	9.03	213	516	—
2024	80,125	7.80	406	—	—
Employees:
2019	270,864	22.25	—	—	320
2020	522,087	8.22	—	90	800
2021	343,125	18.62	157	946	1,355
2022	450,915	12.36	1,035	1,095	1,547
2023	926,010	7.09	1,962	1,722	—
2024	825,499	8.22	2,565	—	—
Total			$6,338	$4,536	$4,522
(a)     Represents number of awards originally issued.
RSU activity for the year ended December 31, 2024 was as follows:

	Number of Shares	Weighted Average Grant-Date Fair Value
Non-vested at December 31, 2023	1,219,321	$8.63
Granted	905,624	8.19
Vested	(591,442)	9.46
Forfeited	(57,847)	8.55
Non-vested at December 31, 2024	1,475,656	$8.01
At December 31, 2024, the total unrecognized compensation expense related to non-vested RSUs was $6.8 million, which will be recognized over a weighted-average period of 1.8 years.
The total fair value of RSU's vested in 2024, 2023 and 2022 was $5.6 million, $4.1 million and $5.1 million, respectively.
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

The table below summarizes the total SARs granted and the fair value of each grant estimated on the grant date using a Black-Scholes pricing model with the following assumptions:

	Number of Shares Granted	Risk-free Interest Rate	Dividend Yield	Expected Life (Years)	Volatility	SAR Grant Price	Fair Value of SAR
March 2022 Grant	312,987	1.67%	—%	6.0	60.3%	$12.65	$7.20
September 2022 Grant	10,000	3.56%	—%	6.0	60.6%	$5.02	$2.97
October 2022 Grant	10,000	4.10%	—%	6.0	61.3%	$5.26	$3.17
December 2022 Grant	10,000	3.75%	—%	6.0	62.4%	$6.15	$3.72
March 2023 Grant	404,594	4.20%	—%	6.0	62.6%	$7.45	$4.56
May 2023 Grant	48,427	3.48%	—%	6.0	63.0%	$9.31	$5.64
March 2024 Grant	567,967	4.04%	—%	6.0	63.4%	$8.20	$5.04

SARs activity for the year ended December 31, 2024 was as follows:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (in millions) (b)
Outstanding, December 31, 2023	2,303,018	$13.01	$1.30
Granted	567,967	8.20
Exercised	(6,563)	7.45
Forfeited/Expired	(246,204)	21.31
Outstanding, December 31, 2024	2,618,218	$11.20	$0.40
(b)     Intrinsic value is defined as the difference between the current market value and the exercise price, for those SARs where the market price exceeds the exercise price.
There was no intrinsic value for SARs exercised in 2024 and 2022. The were no SARs exercised in 2023.
The following table summarizes information related to outstanding and exercisable SARs at December 31, 2024:

	SARs Outstanding				SARs Exercisable
Range of Exercisable Prices	Vested	Non-vested	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Life in Years	Number Exercisable	Weighted-Average Exercise Price per Share
$5.02 - $13.70	1,103,357	928,964	$9.07	6.30	1,103,357	$9.69
$16.53 - $22.51	585,897	—	18.58	2.65	585,897	18.58
	1,689,254	928,964	$11.20	5.48	1,689,254	$12.77

Total compensation expense related to SARs was $2.1 million, $1.5 million and $1.5 million for the years ended December 31, 2024, 2023 and 2022, respectively. At December 31, 2024, total unrecognized compensation expense related to non-vested SARs was $2.8 million, which will be recognized over a weighted average period of 1.3 years.
Weighted-average grant date fair value of non-vested SARs for the year ended December 31, 2024 was as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Non-vested shares, December 31, 2023	598,304	$5.51
Granted	567,967	8.20
Vested	(220,327)	6.17
Forfeited	(16,980)	5.16
Non-vested shares, December 31, 2024	928,964	$5.07
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

Under the 2013 Plan, the Company granted the following shares presented in the table below and estimated the fair value of these grants on the grant date using a Monte Carlo pricing model with the following assumptions:

	PSUs Issued
	Number of Shares Granted	Risk-free Interest rate	Dividend Yield	Expected Life (Years)	Volatility	Fair Value per PSU
March 2022 Grant	500,624	1.59%	—%	2.83	50.4%	$16.54
March 2023 Grant	758,965	4.67%	—%	2.82	43.9%	$10.91
May 2023 Grant	29,337	3.75%	—%	2.65	41.5%	$15.24
March 2024 Grant	778,702	4.26%	—%	2.81	39.8%	$12.04

Total compensation expense related to PSUs was $8.3 million, $5.9 million and $4.3 million for the years ended December 31, 2024, 2023 and 2022, respectively. At December 31, 2024, total unrecognized compensation expense related to non-vested PSUs was $7.3 million, which will be recognized over a weighted average period of 1.7 years.

A summary of the Company's non-vested PSU activity during the year ending December 31, 2024 was as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Non-vested shares, December 31, 2023	1,108,256	$12.87
Granted	767,699	12.04
Vested, not issued (a)	(339,496)	16.54
Forfeited	(79,071)	12.80
Non-vested shares, December 31, 2024	1,457,388	$11.58
(a) The measurement period for PSUs issued in 2022 ended on December 31, 2024 and these shares vested but will not be issued until the Board certifies the measurement period results in early 2025. A total of 0 shares are expected to be issued.
Other Stock Grants
In connection with the Company's appointment of its interim Senior Vice President and Chief Financial Officer ("ICFO") in August 2022, a monthly common stock grant equal to $0.1 million determined at the closing price of the Company's common stock on the last trading day of each month was issued as part of the ICFO's compensation through the end of his service date in October 2023. During the years ended December 31, 2023 and 2022, the Company issued 124,106 and 87,765 shares, respectively recorded and compensation expense of $0.9 million and $0.5 million, respectively.

15. Financial Instruments
Off-Balance Sheet Risk
As collateral for the Company's performance and to insurers, the Company is contingently liable under standby letters of credit, bonds, bank guarantees and performance guarantees in the amounts of $451.8 million, $489.6 million and $500.4 million at December 31, 2024, 2023 and 2022, respectively. The expiration periods of the standby letters of credit, bonds and bank guarantees range from less than one year to approximately 10 years, but the majority are generally in force for approximately two years. Certain issues have no scheduled expiration date. The Company pays fees to various banks and insurance companies that typically range from approximately 0.2% to 3.0% per annum of the instrument's face value. If the Company were required to obtain replacement standby letters of credit, bonds and bank guarantees at December 31, 2024 for those currently outstanding, it is the Company's opinion that the replacement costs would be within the present fee structure.

The Company has currency exposures in approximately 30 countries. The Company's primary foreign currency exposures during 2024 were in the European Union, the U.K., Brazil and China, as well as in Egypt, Turkey and Argentina.

Off-Balance Sheet Risk—Third-Party Guarantees
Any liabilities related to the Company's obligation to stand ready to act on third-party guarantees are included in Other current liabilities or Other liabilities (as appropriate) on the Company's Consolidated Balance Sheets. Any recognition of these liabilities did not have a material impact on the Company's financial position or results of operations for 2024, 2023 or 2022.
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

The fair value of outstanding derivative contracts recorded as assets and liabilities on the Company's Consolidated Balance Sheets was as follows:

(In thousands)	Balance Sheet Location	Fair Value of Derivatives Designated as Hedging Instruments	Fair Value of Derivatives Not Designated as Hedging Instruments	Total Fair Value
December 31, 2024
Asset derivatives (Level 2):
Foreign currency exchange forward contracts	Other current assets	$347	$7,590	$7,937
Interest rate swaps	Other assets	5,250	—	5,250
Total		$5,597	$7,590	$13,187
Liability derivatives (Level 2):
Foreign currency exchange forward contracts	Other current liabilities	$80	$987	$1,067
Interest rate swaps	Other current liabilities	217	—	217
Total		$297	$987	$1,284
December 31, 2023
Asset derivatives (Level 2):
Foreign currency exchange forward contracts	Other current assets	$77	$1,597	$1,674
Interest rate swaps	Other current assets	1,443	—	1,443
Total		$1,520	$1,597	$3,117
Liability derivatives (Level 2):
Foreign currency exchange forward contracts	Other current liabilities	$561	$8,064	$8,625
Interest rate swaps	Other liabilities	2,150	—	2,150
Total		$2,711	$8,064	$10,775

All of the Company's derivatives are recorded on the Consolidated Balance Sheets at gross amounts and not offset. All of the Company's interest rate swaps and certain foreign currency exchange forward contracts are transacted under ISDA documentation. Each ISDA master agreement permits the net settlement of amounts owed in the event of default. The Company's derivative assets and liabilities are subject to enforceable master netting arrangements which, if offset, would have resulted in a $2.2 million net asset at December 31, 2024 and a $0.5 million net liability at December 31, 2023.

The effect of derivative instruments on the Company's Consolidated Statements of Operations and the Consolidated Statements of Comprehensive Income (Loss) was as follows:
Derivatives Designated as Hedging Instruments

	Gain (Loss) Recognized in OCI on Derivatives			Loss (Gain) Reclassified from AOCI into Income - Effective Portion or Equity
(In thousands)	2024	2023	2022	2024	2023	2022
Foreign currency exchange forward contracts	$592	$(1,696)	$1,966	$(695)	$1,638	$(1,746)
Interest rate swaps	8,757	1,869	—	(3,018)	(2,576)	4,245
	$9,349	$173	$1,966	$(3,713)	$(938)	$2,499

The locations and amounts of gain (loss) recognized on the Consolidated Statements of Operations are as follows:

	2024
(in thousands)	Product Revenues	Interest Expense
Total amounts in the Consolidated Statements of Operations in which the effects of cash flow hedges are recorded	$372,452	$(112,217)
Interest rate swaps:
Gain or (loss) reclassified from AOCI into income	—	3,018
Foreign exchange contracts:
Gain or (loss) reclassified from AOCI into income	695	—

	2023
(in thousands)	Product Revenues	Interest Expense
Total amounts in the Consolidated Statements of Operations in which the effects of cash flow hedges are recorded	$434,308	$(107,081)
Interest rate swaps:
Gain or (loss) reclassified from AOCI into income	—	2,576
Foreign exchange contracts:
Gain or (loss) reclassified from AOCI into income	(1,638)	—

	2022
	Product Revenues	Interest Expense
Total amounts in the Consolidated Statements of Operations in which the effects of cash flow hedges are recorded	$376,398	$(76,807)
Interest rate swaps:
Gain or (loss) reclassified from AOCI into income	—	(4,245)
Amount recognized in earnings due to ineffectiveness	—	1,862
Foreign exchange contracts:
Gain or (loss) reclassified from AOCI into income	1,746	—

Derivatives Not Designated as Hedging Instruments

	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives for the Twelve Months Ended December 31(a)
(In thousands)		2024	2023	2022
Foreign currency exchange forward contracts	Cost of services and products sold	$25,184	$426	$19,808
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
The recognized gains and losses offset amounts recognized in cost of sales principally as a result of intercompany or third-party foreign currency exposures. At December 31, 2024 and December 31, 2023, the notional amounts of foreign currency exchange forward contracts were $593.7 million and $633.3 million, respectively. These contracts primarily hedge British pounds sterling and Euros against other currencies and mature through August 2027.
In addition to foreign currency exchange forward contracts, the Company designates certain loans as hedges of net investments in international subsidiaries. The Company recorded pre-tax net gain (loss) of $2.4 million, $1.1 million and $2.6 million during 2024, 2023 and 2022, respectively, related to hedges of net investments in OCI.
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

Fair Value of Other Financial Instruments
The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and short-term borrowings approximate fair value due to the short-term maturities of these assets and liabilities. At December 31, 2024 and 2023, the total fair value of long-term debt, including current maturities, was $1,419.7 million and $1,394.5 million, respectively, compared with a carrying value of $1,444.4 million and $1,429.0 million, respectively. Fair values for debt are based upon pricing models using market-based inputs (Level 2) for similar issues or on the current rates offered to the Company for debt of the same remaining maturities.

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

16. Information by Segment and Geographic Area
The Company reports information about operating segments using the "management approach," which is based on the way management organizes and reports the segments within the enterprise for making operating decisions and assessing performance. The Company's reportable segments are identified based upon differences in products, services and markets served. In 2024, the Company had three reportable segments. These segments and the types of products and services offered include the following:

Harsco Environmental
HE is a global provider of on-site environmental services for the management of waste and byproduct streams from our customers, which includes resource recovery and recycling of waste materials, materials handling and logistical support and aluminum dross and scrap management. HE also manufactures value-added downstream products from industrial waste streams, or ecoproducts, which includes road surfacing materials, metallurgical additives, agriculture and turf products and cement additives.

Clean Earth
CE provides specialty waste processing solutions for customers in the industrial, retail, healthcare and construction industries in the U.S. CE's services include the treatment, recycling and beneficial reuse of hazardous and non-hazardous wastes and the processing of contaminated soil and dredged materials.

Harsco Rail
Rail is a global provider of railway track maintenance equipment and services. Rail's products include highly engineered railway track maintenance equipment, after-market parts and safety and diagnostics technology systems. In addition, Rail provides railway maintenance services to major railways, mass transit systems and equipment leasing companies.

Information by Geographical Areas
Countries with revenues from unaffiliated customers or net PP&E of 10% or more of the consolidated totals for at least one of the periods presented below are as follows:

	Revenues from Unaffiliated Customers
	Years ended December 31
(In thousands)	2024	2023	2022
By geographic location (a):
U.S.	$1,340,795	$1,406,262	$1,239,345
International	1,001,850	959,758	894,636
Total revenues from unaffiliated customers	$2,342,645	$2,366,020	$2,133,981
(a)    Revenues are attributed to individual countries based on the location of the facility generating the revenue.

	Property, Plant and Equipment, Net
	December 31
(In thousands)	2024	2023
By geographic location:
U.S.	$338,679	$339,231
International	325,613	368,166
Total property, plant and equipment, net	$664,292	$707,397

No customer provided in excess of 10% of the Company's consolidated revenues in 2024, 2023 and 2022.
In 2024, 2023 and 2022, HE had one customer that provided in excess of 10% of its revenues under multiple long-term contracts at several mill sites. Should additional consolidations occur involving some of the steel industry's larger companies which are customers of the Company, it would result in an increase in concentration of credit risk for the Company. The loss of any one of the contracts would not have a material adverse effect upon the Company's financial position or cash flows; however, it could have a significant effect on quarterly or annual results of operations.

In 2024, 2023, and 2022, CE had one customer that provided in excess of 10% of its revenue. The loss of this customer would not have a material adverse impact on the Company's financial positions or cash flows; however, it could have a material effect on quarterly or annual results of operations.

In 2024 and 2022, Rail had two customers that provided more than 10% of the segment total revenues and, in 2023, Rail had one customer that provided more than 10% of the segment total revenues. The loss of either customer would not have a material adverse impact on the Company's financial positions or cash flows; however, it could have a material effect on quarterly or annual results of operations.

Operating Information by Segment
The accounting policies for the three reportable segments are consistently applied, as described in Note 1, Summary of Significant Accounting Policies. The Company's chief operating decision maker (the "CODM") is the Company's Chairman and Chief Executive Officer. The CODM uses segment operating income/(loss) as the profit measure to evaluate segment performance and allocate resources across segments. Corporate unallocated expenses, interest income, interest expense, facility fees and debt-related income (expense) and defined benefit pension income (expense) are centrally managed costs and are, therefore, excluded from this profit measure to provide better understanding of the Company's segment operating results. The CODM considers variances of actual performance to the Company's annual operating plan and periodic forecasts when making decisions.
The following tables include information about the Company's revenues and operating income (loss) by reporting segment, along with significant segment expenses and other segment information, for the years ended December 31, 2024, 2023 and 2022:

	Year Ended December 31, 2024
(in thousands)	Harsco Environmental	Clean Earth	Harsco Rail	Total Segment	Corporate	Total
Segment Profit and Loss:
Total revenues	1,111,512	939,845	291,288	$2,342,645	—	$2,342,645
Less:
Cost of services and products sold (a)	948,591	690,160	270,330	1,909,081	—	1,909,081
Selling, general and administrative expenses	113,845	156,378	48,461	318,684	40,704	359,388
Goodwill and other intangible asset impairment charges	2,840	—	13,026	15,866	—	15,866
Property, plant and equipment impairment charge	23,444	—	—	23,444	—	23,444
Remeasurement of long-lived assets	—	—	10,695	10,695	—	10,695
Gain on sale of businesses, net	(10,029)	—	—	(10,029)	(449)	(10,478)
Other segment activities (a)(b)	808	1,151	6,808	8,767	(5,863)	2,904
Operating income (loss) from continuing operations	32,013	92,156	(58,032)	$66,137	(34,392)	$31,745
Plus:
Interest income						6,795
Interest expense						(112,217)
Facility fees and debt-related income (expense)						(11,265)
Defined benefit pension income (expense)						(16,728)
Income (loss) from continuing operations before income taxes and equity income						$(101,670)

Other Segment Information:
Depreciation	109,756	33,840	3,478	$147,074	1,255	$148,329
Amortization (c)	3,068	23,976	224	$27,268	4,203	$31,471
Capital expenditures	98,845	32,754	4,756	$136,355	236	$136,591
Total assets	1,263,031	993,598	350,157	$2,606,786	43,447	$2,650,233

	Year Ended December 31, 2023
(in thousands)	Harsco Environmental	Clean Earth	Harsco Rail	Total Segment	Corporate	Total
Segment Profit and Loss:
Total revenues	1,140,904	928,321	296,795	$2,366,020	—	$2,366,020
Less:
Cost of services and products sold (a)	942,219	694,756	277,812	1,914,787	—	1,914,787
Selling, general and administrative expenses	109,131	154,513	45,770	309,414	44,571	353,985
Property, plant and equipment impairment charge	14,099	—	—	14,099	—	14,099
Other segment activities (a)(b)	(2,180)	2,078	4,884	4,782	(1,571)	3,211

Operating income (loss) from continuing operations	77,635	76,974	(31,671)	$122,938	(43,000)	$79,938
Plus:
Interest income						6,809
Interest expense						(107,081)
Facility fees and debt-related income (expense)						(10,762)
Defined benefit pension income (expense)						(21,574)
Income (loss) from continuing operations before income taxes and equity income						$(52,670)

Other Segment Information:
Depreciation	113,571	23,252	—	$136,823	2,133	$138,956
Amortization (c)	4,030	24,583	—	$28,613	3,795	$32,408
Capital expenditures	104,045	32,100	2,453	$138,598	427	$139,025
Total assets	1,417,278	981,723	369,022	$2,768,023	86,675	$2,854,698

	Year Ended December 31, 2022
(in thousands)	Harsco Environmental	Clean Earth	Harsco Rail	Total Segment	Corporate	Total
Segment Profit and Loss:
Total revenues	1,061,239	827,826	244,916	$2,133,981	—	$2,133,981
Less:
Cost of services and products sold (a)	881,249	675,283	242,951	1,799,483	—	1,799,483
Selling, general and administrative expenses	99,855	129,401	40,967	270,223	34,642	304,865
Goodwill and other intangible asset impairment charges	15,000	104,580	—	119,580	—	119,580
Other segment activities (a)(b)	5,576	347	4,679	10,602	347	10,949

Operating income (loss) from continuing operations	59,559	(81,785)	(43,681)	$(65,907)	(34,989)	$(100,896)
Plus:
Interest income						3,829
Interest expense						(76,807)
Facility fees and debt-related income (expense)						(2,956)
Defined benefit pension income (expense)						8,933
Income (loss) from continuing operations before income taxes and equity income						$(167,897)

Other Segment Information:
Depreciation	108,880	18,836	—	$127,716	1,996	$129,712
Amortization (c)	6,809	24,299	—	$31,108	3,029	$34,137
Capital expenditures	109,508	21,996	1,618	$133,122	4,038	$137,160
(a) Cost of services and products sold is a significant expense category provided to the CODM at the segment-level.
(b) Other segment activities include amounts reflected in the captions, Research and development costs, Cost of services and products sold and Other (income) expenses, net, on the Company's Consolidated Statements of Operations.
(c) Amortization expense in Corporate relates to the amortization of deferred financing costs.

17. Revenues

The Company recognizes revenues to depict the transfer of promised services and products to customers in an amount that reflects the consideration the Company expects to receive in exchange for those services or products. Service revenues include CE and the service components of HE and Rail. Product revenues include portions of HE and Rail.
A summary of the Company's revenues by primary geographical markets as well as by key product and service groups for the years ended December 31, 2024, 2023 and 2022 is as follows:

	Year Ended December 31, 2024
(In thousands)	Harsco Environmental Segment	Clean Earth Segment	Harsco Rail Segment	Consolidated Totals
Primary Geographical Markets (a):
North America	$292,274	$939,845	$173,424	$1,405,543
Western Europe	425,775	—	84,398	510,173
Latin America (b)	154,684	—	5,578	160,262
Asia-Pacific	117,523	—	27,888	145,411
Middle East and Africa	103,957	—	—	103,957
Eastern Europe	17,299	—	—	17,299
Total Revenues	$1,111,512	$939,845	$291,288	$2,342,645

Key Product and Service Groups:
Environmental services related to resource recovery for metals manufacturing; and related logistical services	$967,188	$—	$—	$967,188
Ecoproducts	120,896	—	—	120,896
Environmental systems for aluminum dross and scrap processing	23,428	—	—	23,428
Railway track maintenance equipment	—	—	113,039	113,039
After market parts and services; safety and diagnostic technology	—	—	117,327	117,327
Railway contracting services	—	—	60,922	60,922
Hazardous waste processing solutions	—	778,402	—	778,402
Soil and dredged materials processing and reuse solutions	—	161,443	—	161,443
Total Revenues	$1,111,512	$939,845	$291,288	$2,342,645

	Year Ended December 31, 2023
(In thousands)	Harsco Environmental Segment	Clean Earth Segment	Harsco Rail Segment	Consolidated Totals
Primary Geographical Markets (a):
North America	$318,574	$928,321	$214,893	$1,461,788
Western Europe	431,893	—	57,301	489,194
Latin America (b)	170,194	—	2,540	172,734
Asia-Pacific	113,800	—	22,061	135,861
Middle East and Africa	86,867	—	—	86,867
Eastern Europe	19,576	—	—	19,576
Total Revenues	$1,140,904	$928,321	$296,795	$2,366,020
Key Product and Service Groups:
Environmental services related to resource recovery for metals manufacturing; and related logistical services	$950,961	$—	$—	$950,961
Ecoproducts	162,291	—	—	162,291
Environmental systems for aluminum dross and scrap processing	27,652	—	—	27,652
Railway track maintenance equipment	—	—	128,155	128,155
After market parts and services; safety and diagnostic technology	—	—	121,039	121,039
Railway contracting services	—	—	47,601	47,601
Hazardous waste processing solutions	—	767,338	—	767,338
Soil and dredged materials processing and reuse solutions	—	160,983	—	160,983
Total Revenues	$1,140,904	$928,321	$296,795	$2,366,020

	Year Ended December 31, 2022
(In thousands)	Harsco Environmental Segment	Clean Earth Segment	Harsco Rail Segment	Consolidated Totals
Primary Geographical Markets (a):
North America	$297,544	$827,826	$163,998	$1,289,368
Western Europe	389,713	—	45,507	435,220
Latin America (b)	155,235	—	1,556	156,791
Asia-Pacific	119,433	—	33,855	153,288
Middle East and Africa	79,562	—	—	79,562
Eastern Europe	19,752	—	—	19,752
Total Revenues	$1,061,239	$827,826	$244,916	$2,133,981
Key Product and Service Groups:
Environmental services related to resource recovery for metals manufacturing; and related logistical services	$900,426	$—	$—	$900,426
Ecoproducts	145,911	—	—	145,911
Environmental systems for aluminum dross and scrap processing	14,902	—	—	14,902
Railway track maintenance equipment	—	—	100,032	100,032
After market parts and services; safety and diagnostic technology	—	—	118,829	118,829
Railway contracting services	—	—	26,055	26,055
Hazardous waste processing solutions	—	681,804	—	681,804
Soil and dredged materials processing and reuse solutions	—	146,022	—	146,022
Total Revenues	$1,061,239	$827,826	$244,916	$2,133,981

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

The Company had contract assets totaling $97.2 million and $86.9 million at December 31, 2024 and 2023, respectively. The increase is due principally to additional contract assets recognized in excess of the transfer of contract assets to accounts receivable. The Company had advances on contracts totaling $23.9 million and $38.6 million at December 31, 2024 and 2023, respectively. The decrease is due principally to recognition of revenue on previously received advances on contracts in excess of receipts of new advances on contracts during the period. During the year ended December 31, 2024, the Company recognized approximately $32.7 million of revenue related to amounts previously included in advances on contracts.
The table below represents the expected fulfillment year of Company's fixed, unsatisfied performance obligations, where the expected contract duration exceeds one year, by segment, and exclude any variable fees, fixed fees subject to indexation and any performance obligations expected to be satisfied within one year:

(In thousands)	Harsco Environmental Segment	Harsco Rail Segment
2025	$17,019	$51,037
2026	15,367	24,980
2027	12,803	17,955
2028	11,121	5,137
2029	3,132	4,038
Thereafter	3,132	2,676
Total remaining performance obligations	$62,574	$105,823

Rail is currently manufacturing highly-engineered equipment under large long-term fixed-price contracts with Network Rail, Deutsche Bahn, and SBB. The Company has previously recognized estimated forward loss provisions related to these contracts of $32.8 million and $44.5 million for the years ended 2023 and 2022 related to these contracts due to several factors, such as material and labor cost inflation, supply chain delays, the bankruptcy of a key vendor and increased engineering efforts. These challenges carried into 2024 and the Company recorded an additional $32.7 million forward loss provision for these contracts for the year ended December 31, 2024, as discussed further below.

For the Network Rail contract, the Company recorded additional loss provisions of $16.1 million in 2024, with $2.8 million recorded in the fourth quarter. This additional loss is primarily related to increased estimated liquidated damages due to delays in the estimated delivery of the machines and increased engineering and manufacturing costs primarily as a result of design changes. For 2023, the Company recorded a net favorable forward loss provision adjustment of$14.4 million. The favorable adjustment was the result of an amendment to the contract with Network Rail which extended the delivery schedule for the machines and reduced the estimate of liquidated damages. Partially offsetting this were higher estimated material, engineering and labor costs due to additional experience gained during the manufacturing process. It is possible there may be additional delays in the project requiring additional costs and liquidated damages to be recorded in the future, which could have a material impact on the Company's results in that period.

For the Deutsche Bahn contract, the Company recorded additional loss provisions of $14.4 million during 2024, with $7.2 million recorded in the fourth quarter, related principally to unexpected supplier price increases, challenges with supplier quality on key components necessitating a switch to a different supplier and increased engineering efforts that exceeded previous estimates. During 2023, additional estimated forward loss provisions of $39.9 million were recorded. The main drivers of the additional forward loss provisions are increased estimated costs for components and engineering, as well as additional penalties recorded due to delivery delays. The increased costs include additional costs for new supply chain partners after a critical European-based supplier that filed for bankruptcy in 2022 had ceased operations during 2023.

For the SBB contract, during the Company recorded net additional loss provisions of $2.2 million during 2024, with $2.7 million recorded in the fourth quarter related principally to increased estimates for assembly, storage and commissioning costs for the remaining vehicles due to project delays. For 2023, the Company recorded an additional estimated forward loss provision of $7.3 million due to increased estimates for material, engineering and commissioning costs.

As of December 31, 2024, the contracts with Network Rail, Deutsche Bahn and SBB are 64%, 48% and 91% complete, respectively, based on costs incurred.

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

18. Other (Income) Expenses, Net
The major components of this Consolidated Statements of Operations caption, broken out by operating segment, are as follows:

(In thousands)	2024	2023	2022
Net gains
Harsco Environmental Segment	$(3,357)	$(250)	$(1,869)
Clean Earth Segment	—	—	(1,512)
Harsco Rail Segment	—	(2,311)	—
Corporate	(3,272)	—	(632)
Total net gains	(6,629)	(2,561)	(4,013)
Employee termination benefit costs
Harsco Environmental Segment	6,013	1,977	4,998
Clean Earth Segment	521	1,399	1,786
Harsco Rail Segment	640	(645)	1,725
Corporate	1,179	275	(294)
Total employee termination benefit costs	8,353	3,006	8,215
Other costs (income) to exit activities
Harsco Environmental Segment	(3,615)	(7,810)	39
Clean Earth Segment	—	—	—
Harsco Rail Segment	9	3,576	4,003
Corporate	2,060	2,669	1,407
Total other costs (income) to exit activities	(1,546)	(1,565)	5,449
Asset impairments
Harsco Environmental Segment	2,771	88	582
Clean Earth Segment	567	—	59
Harsco Rail Segment	1,921	—	95
Total asset impairments	5,259	88	736
Contingent consideration adjustments
Clean Earth Segment	—	—	(827)
Corporate	—	(848)	—
Total contingent consideration adjustments	—	(848)	(827)
Other (income) expense	—	289	2,094
Total other (income) expenses, net	$5,437	$(1,591)	$11,654

Net Gains
Net gains result from the sales of redundant properties (primarily land, buildings and related equipment) and non-core assets. In 2024, gains related to assets sold principally in Corporate primarily in North America and HE primarily in Latin America. In 2023, gains related to assets sold in Rail primarily in Asia Pacific. In 2022, gains related to assets sold principally in North America.

Employee Termination Benefit Costs
Costs and the related liabilities associated with involuntary termination benefit costs for one-time benefit arrangements provided as part of an exit or disposal activity are recognized when a formal plan for reorganization is approved at the appropriate level of management and is communicated to the affected employees. Additionally, costs associated with ongoing benefit arrangements, or in certain countries where statutory requirements dictate a minimum required benefit, are recognized when they are probable and estimable. The employee termination benefit costs in 2024 principally related to HE primarily in Latin America and Western Europe; and Corporate primarily in North America. The employee termination benefit costs in 2023 principally related to HE primarily in Western Europe and CE in North America. The employee termination benefit costs in 2022 related to HE primarily in Western Europe, Rail primarily in North America and CE in North America.

Other Costs to Exit Activities
Costs associated with exit or disposal activities include costs to terminate a contract and other costs associated with exit or disposal activities. Costs to terminate a contract are recognized when an entity terminates the contract or when an entity ceases using the right conveyed by the contract. This includes the costs to terminate the contract before the end of its term or the costs that will continue to be incurred under the contract for its remaining term without economic benefit to the entity. Other costs associated with exit or disposal activities (e.g., costs to sell a business, costs to consolidate or close facilities and relocate equipment or employees) are recognized and measured at their fair value in the period in which the liability is incurred. Also included are any benefits received in relation to an exit activity, such as a contract termination fee received from a customer. In 2024, exit costs were incurred in HE, mostly in Latin America. In 2023, exit income was incurred principally in HE, mostly due to a $8.1 million net gain in North America related to a lease modification that resulted in a lease incentive for the Company to relocate a site prior to the end of the expected lease term. In 2023 exit costs were incurred related to the Rail sale efforts. In 2022, exit costs were incurred principally related to the Rail sale efforts and in HE, mostly in Middle East/Africa.

Asset Impairments
Asset impairments include impairment charges for long-lived assets, other than definite-lived intangibles, and are measured as the amount by which the carrying amount of assets exceeds their fair value. Fair value is estimated based upon the expected future realizable discounted cash flows including anticipated selling prices. Non-cash impaired asset write-downs, for long-lived assets other than definite-lived intangibles, are included in Other, net, on the Consolidated Statements of Cash Flows as adjustments to reconcile net income (loss) to net cash provided by operating activities. In all years presented, impaired asset write-downs were incurred primarily in HE across several regions. In 2024, Rail had an impaired asset write-down in North America.

Contingent Consideration Adjustments
The Company acquired Clean Earth in 2019. Included in liabilities acquired was a contingent liability resulting from a prior Clean Earth acquisition. Each quarter, until settlement of the related contingencies, the Company assesses the likelihood that the acquired businesses will achieve performance goals and the resulting fair value of the contingent consideration and any future adjustments (increases or decreases) are included in operating results. In 2022, CE recorded an adjustment related to the contingent consideration to release the remaining liability. In 2023, the Company recorded an adjustment related to expected reimbursement of net operating losses that did not occur which was the final settlement of Clean Earth contingencies.

19. Components of Accumulated Other Comprehensive Loss
AOCI is included on the Consolidated Statements of Stockholders' Equity. The components of AOCI, net of the effect of income taxes, and activity for the years ended December 31, 2024 and 2023 are as follows:

	Components of AOCI - Net of Tax
(In thousands)	Cumulative Foreign Exchange Translation Adjustments		Effective Portion of Derivatives Designated as Hedging Instruments		Cumulative Unrecognized Actuarial Losses on Pension Obligations		Unrealized Gain (Loss) on Marketable Securities	Total
Balance at December 31, 2022	$(213,104)		$157		$(354,699)		$10	$(567,636)
OCI before reclassifications	29,495	(a)	64	(b)	(19,266)	(c)	5	10,298
Amounts reclassified from AOCI, net of tax	(507)		(691)		18,225		—	17,027
Total OCI	28,988		(627)		(1,041)		5	27,325
Less: OCI attributable to noncontrolling interests	617		—		—		—	617
OCI attributable to Enviri Corporation	29,605		(627)		(1,041)		5	27,942
Balance at December 31, 2023	(183,499)		(470)		(355,740)		15	(539,694)
OCI before reclassifications	(46,316)	(a)	7,036	(b)	24,133	(c)	7	(15,140)
Amounts reclassified from AOCI, net of tax	(108)		(2,797)		17,550		—	14,645
Total OCI	(46,424)		4,239		41,683		7	$(495)
Less: OCI attributable to noncontrolling interests	1,225		—		—		—	1,225
OCI attributable to Enviri Corporation	(45,199)		4,239		41,683		7	730
Balance at December 31, 2024	$(228,698)		$3,769		$(314,057)		$22	$(538,964)
(a)     Principally foreign currency fluctuation.
(b)     Principally net change from periodic revaluations.
(c)     Principally changes due to annual actuarial remeasurements and foreign currency translation.

Amounts reclassified from AOCI for 2024 and 2023 are as follows:

	Year Ended December 31, 2024	Year Ended December 31, 2023	Affected Caption on the Consolidated Statements of Operations
(In thousands)
Amortization of defined benefit pension items (d):
Actuarial losses	$19,239	$18,917	Defined benefit pension income (expense)
Prior-service costs	492	520	Defined benefit pension income (expense)
Settlement/curtailment gain	(1,125)	(42)	Defined benefit pension income (expense)
Total before tax	18,606	19,395
Tax benefit	(1,056)	(1,170)
Total reclassification of defined benefit pension items, net of tax	$17,550	$18,225
Amortization of cash flow hedging instruments(e):
Foreign currency exchange forward contracts	$(695)	$1,638	Product revenues
Interest rate swaps	(3,018)	(2,576)	Interest expense
Total before tax	(3,713)	(938)
Tax benefit	916	247
Total reclassification of cash flow hedging instruments	$(2,797)	$(691)
Recognition of cumulative foreign exchange translation adjustments:
Gain on substantial liquidation of subsidiaries(f)	$(108)	$(507)	Other (income) expenses, net
Total reclassification of cumulative foreign exchange translation adjustments	$(108)	$(507)
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

Item 9.    Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.
None.

Item 9A.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures

As of December 31, 2024, an evaluation was performed, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, such officers concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934, as amended (1) is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms and (2) is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting during the Company's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Management's Report on Internal Control Over Financial Reporting

Management's Report on Internal Control Over Financial Reporting is included in Part II, Item 8, "Financial Statements and Supplementary Data." The effectiveness of the Company's internal control over financial reporting as of December 31, 2024 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing in Part II, Item 8, "Financial Statements and Supplementary Data."

Item 9B.    Other Information.
On February 14, 2025, the Company entered into Amendment No. 15 (“Amendment No. 15”) to the Third Amended and Restated Credit Agreement, dated as of November 2, 2016 (as the same has been amended, supplemented or otherwise modified prior to February 14, 2025, and as further amended by Amendment No. 15, the “Senior Secured Credit Facility”), with Bank of America, N.A., as administrative agent and as collateral agent, the lenders party thereto, and the other parties thereto. Amendment No. 15, among other things, modified the net debt to consolidated adjusted EBITDA ratio covenant (the “Leverage Covenant”) and the consolidated interest charges to consolidated adjusted EBITDA ratio covenant (the “Interest Coverage Covenant”). The Leverage Covenant was set at (i) 4.75x for the quarters ending December 31, 2024 and March 31, 2025, (ii) 5.00x for the quarters ending June 30, 2025 and September 30, 2025, (iii) 4.75x for the quarters ending December 31, 2025 and March 31, 2026, (iv) 4.50x for the quarters ending June 30, 2026 and September 30, 2026, (v) 4.25x for the quarters ending December 31, 2026 and March 31, 2027 and (vi) 4.00x for each quarter thereafter. The Interest Coverage Covenant was set at (i) 2.75x for the quarter ending December 31, 2024 and (ii) 2.50x for each quarter thereafter. The foregoing summary is qualified in its entirety by reference to the full text of Amendment No. 15, which is attached as Exhibit 10.24 hereto and incorporated by reference herein.

In addition, on February 14, 2025, the Company entered into the Fourth Amendment (“Amendment No. 4”) to the Receivables Purchase Agreement, dated as of June 24, 2022 (as the same has been amended, restated, supplemented or otherwise modified prior to February 14, 2025, and as further amended by Amendment No. 4, the “Receivables Purchase Agreement”), with Harsco Receivables LLC and PNC Bank, National Association. Amendment No. 4, among other things, amended the AR Facility to increase the maximum purchase commitment by PNC from $150 million to $160 million. The foregoing summary is qualified in its entirety by reference to the full text of Amendment No. 4, which is attached as Exhibit 10.25 hereto and incorporated by reference herein.

Certain of the agents and lenders providing funding or other services under the Senior Secured Credit Facility and the AR Facility, as well as certain of their affiliates, have, from time to time, provided various financial advisory, commercial and investment banking services to the Company and/or its affiliates for which they have received customary fees and commissions.

During the three months ended December 31, 2024, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted, modified, or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement for the purchase or sale of securities of the Company, within the meaning of Item 408 of Regulation S-K.
Item 9C.  Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
None.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance.
The information required by this Item is incorporated herein by reference from the disclosures that will be included under the sections entitled "Executive Officers", "Corporate Governance," "Proposal 1: Election of Directors - Nominees for Director," "Meetings and Committees of the Board," and "Report of the Audit Committee" of the Company's Definitive Proxy Statement for its 2025 Annual Meeting of Stockholders (the "2025 Proxy Statement"), which will be filed pursuant to SEC Regulation 14A not later than 120 days after the end of the Company's fiscal year ended December 31, 2024.
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
A Copy of the Company’s Insider Trading Policy governing the purchase, sale, and/or other dispositions of our securities by our directors, officers and employees, as well as by the Company itself, that we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations, and NYSE listing standards, is attached to this Annual Report on Form 10-K as Exhibit 19. The foregoing summary of the Insider Trading Policy does not purport to be complete and is qualified in its entirety by reference to the full text of the Insider Trading Policy.
Item 11.    Executive Compensation.
The information regarding compensation of executive officers and directors required by this Item is incorporated herein by reference from the disclosures that will be included under the sections entitled, "Compensation Discussion and Analysis," "Discussion and Analysis of 2024 Compensation", "Non-Employee Director Compensation" and "Summary Compensation Tables" in the 2025 Proxy Statement. The other information required by this Item is incorporated herein by reference from the disclosures that will be included under the sections entitled "Compensation Committee Interlocks and Insider Participation" and "Compensation Committee Report" of the 2025 Proxy Statement.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information regarding security ownership of certain beneficial owners and management required by this Item is incorporated herein by reference from the disclosures that will be included under the section entitled, "Share Ownership of Directors, Management and Certain Beneficial Owners" of the 2025 Proxy Statement.
Equity compensation plan information is incorporated herein by reference from the disclosures that will be included under the section entitled, "Equity Compensation Plan Information as of December 31, 2024" of the 2025 Proxy Statement.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.
The information regarding certain relationships and related transactions required by this Item is incorporated herein by reference from the disclosures that will be included under the section entitled, "Transactions with Related Persons" of the 2025 Proxy Statement. The information regarding director independence required by this Item is incorporated herein by reference from the disclosures that will be included under the section entitled, "Corporate Governance" of the 2025 Proxy Statement.

Item 14.    Principal Accountant Fees and Services.
The information regarding principal accounting fees and services required by this Item is incorporated herein by reference from the disclosures that will be included under the section entitled, "Fees Billed by the Independent Auditors for Audit and Non-Audit Services" of the 2025 Proxy Statement.
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
2. The following financial statement schedule should be read in conjunction with the Consolidated Financial Statements under Part II, Item 8, "Financial Statements and Supplementary Data":

Page
Schedule II—Valuation and Qualifying Accounts for the years ending December 31, 2024, 2023 and 2022	105
Financial statement schedules, other than that listed above, are omitted because the required information is not applicable, or because the information required is included in the Consolidated Financial Statements or the accompanying Notes.

SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS
Continuing Operations
(In thousands)

		Additions (Deductions)
Description	Balance at Beginning of Period	Charged to Cost and Expenses	Foreign Currency Translation Adjustments	Other		Balance at End of Period
For the year ending December 31, 2024:
Allowance for Expected Credit Losses	$15,522	$2,821	$(117)	$(3,112)	(a)	$15,114
Deferred Tax Assets—Valuation Allowance	177,888	27,317	(7,240)	(5,220)	(b)	192,745
For the year ending December 31, 2023:
Allowance for Expected Credit Losses	$8,853	$7,042	$(37)	$(336)	(a)	$15,522
Deferred Tax Assets—Valuation Allowance	132,954	44,608	3,721	(3,395)	(b)	177,888
For the year ending December 31, 2022:
Allowance for Expected Credit Losses	$12,235	$330	$(110)	$(3,602)	(a)	$8,853
Deferred Tax Assets—Valuation Allowance	130,902	21,505	(8,625)	(10,828)	(b)	132,954
(a)Includes the write-off of, net of collections, on previously reserved accounts receivable balances and changes in credit memo reserves reflected as adjustments to revenue.
(b)2024 includes decreases of $5.4 million related to pension adjustments recorded through AOCI. 2023 included decreases of $1.8 million related to pension adjustments recorded through AOCI and $1.8 million related to state tax rate reductions and state NOL expirations in the U.S. 2022 included a decrease of $7.1 million related to pension adjustments recorded through AOCI and $4.3 million related to state tax rate reductions and state NOL expirations in the U.S.

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

2.3
Sale and Purchase Agreement by and among Harsco Corporation, Harsco México Holding, S.A. de C.V. and Sidero Inc., dated as of January 9, 2020 (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated January 15, 2020, Commission File Number 001-03970).*

2.4
Amendment to Sale and Purchase Agreement, dated as of January 30, 2020 by and among Harsco Corporation, Harsco Mexico Holding, S. A. de C.V. and Sidero Inc. (incorporated by reference to Exhibit 2.2 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2020, Commission File Number 001-03970).

2.5
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
4.3
Indenture, dated as of June 28, 2019, by and among Harsco Corporation, the subsidiary guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated July 5, 2019, Commission File Number 001-03970).

4.4	Form of 5.75% Senior Notes due 2027 (included as part of Exhibit 4(c) above).
Material Contracts—Credit and Underwriting Agreements
10.1
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

10.3
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

10.5
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

10.6
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

10.7
Amendment No. 1, dated as of December 8, 2017, among Harsco Corporation, the subsidiaries of the Company party thereto, Citibank N.A., as administrative agent and collateral agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated December 13, 2017, Commission File No. 001-03970).

10.8
Amendment No. 2, dated as of June 18, 2018, among the Company, the subsidiaries of the Company party thereto, Citibank N.A., as administrative agent and collateral agent and the lenders party thereto (incorporated by reference to Exhibit 10.1 the Company's Current Report on Form 8-K dated June 21, 2018, Commission File No. 001-03970).

10.9
Amendment No. 3, dated as of June 18, 2018, among the Company, the subsidiaries of the Company party thereto, Citibank N.A., as administrative agent and collateral agent and the lenders party thereto (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K Dated June 21, 2018, Commission File No. 001-03970).

10.10
Amendment No. 4, dated as of June 28, 2019, among Harsco Corporation, the subsidiaries of the Company party thereto, Citibank N.A., as administrative agent and collateral agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated July 5, 2019, Commission File Number 001-03970).

10.11
Amendment No. 5, dated as of March 31, 2020, among Harsco Corporation, the subsidiaries of the Company party thereto, Citibank N.A., as administrative agent and collateral agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed March 31, 2020, Commission file No. 001-03970).

10.12
Amendment No. 6, dated as of June 26, 2020, among Harsco Corporation, the subsidiaries of the Company party thereto, Citibank N.A., as administrative agent and collateral agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 the Company's Current Report on Form 8-K filed June 26, 2020, Commission File Number 001-03970).

10.13
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

10.14
Amendment No. 8 to Third Amended and Restated Credit Agreement dated as of October 27, 2021, among the Company, the subsidiaries of the Company party thereto, and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2021. Commission File Number 001-03970).

10.15
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

10.16
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
10.17
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

10.18
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

10.19
Purchase and Contribution Agreement, dated as of June 24, 2022, by and among Harsco Receivables LLC, Harsco Corporation, and various entities party thereto as originators (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated June 24, 2022, Commission File Number 001-03970).

10.20
Amendment No. 11 to Third Amended and Restated Credit Agreement, dated as of August 19, 2022, among Harsco Corporation, the Subsidiary Guarantors party thereto, and Bank of America, N.A. as administrative agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated August 29, 2022, Commission File Number 001-03970).

10.21
Amendment No. 12 to Third Amended and Restated Credit Agreement, dated as of August 29, 2022, among Harsco Corporation, the Subsidiary Guarantors party thereto, Bank of America, N.A., as administrative agent, and the lenders party thereto. (incorporated by reference to Exhibit 10.1 the Company’s Current Report on Form 8-K dated August 29, 2022, Commission File Number 001-03970).

10.22
Amendment No. 13 to Third Amended and Restated Credit Agreement, dated as of December 21, 2022, among Harsco Corporation, the Subsidiary Guarantors party thereto, Bank of America, N.A., as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.(A)(XXI) to the Company’s Annual Report on Form 10-K for the period ended December 31, 2022, Commission File Number 001-03970).

10.23
Amendment No. 14 to Third Amended and Restated Credit Agreement, dated as of September 5, 2024, among Enviri Corporation, the Subsidiary Guarantors party thereto, Bank of America, N.A., as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 10, 2024, Commission File Number 001-03970).

10.24
Amendment No. 15 to Third Amended and Restated Credit Agreement, dated as of February 14, 2025, among Enviri Corporation, the Subsidiary Guarantors party thereto, Bank of America, N.A., as administrative agent, and the lenders party thereto.‡**

10.25
Amendment No. 4 to the Receivables Purchase Agreement, dated February 14, 2025, by and among Harsco Receivables LLC, Enviri Corporation, and PNC Bank, National Association, as administrative agent and as a purchaser. ‡**

Material Contracts—Management Contracts and Compensatory Plans
10.26
Harsco Corporation Supplemental Retirement Benefit Plan as amended and restated January 1, 2009 (incorporated by reference to Exhibit 10(k) to the Company's Annual Report on Form 10-K, for the period ended December 31, 2008, Commission File Number 001-03970).

10.27
Trust Agreement between Harsco Corporation and Dauphin Deposit Bank and Trust Company dated as of July 1, 1987 relating to the Supplemental Retirement Benefit Plan (incorporated by reference to the Company's Annual Report on Form 10-K for the period ended December 31, 1987, Commission File Number 001-03970).

10.28
Harsco Corporation 2013 Equity and Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 the Company's Current Report on Form 8-K dated April 26, 2013, Commission File Number 001-03970).

10.29
Amendment No. 1 to the Harsco Corporation 2013 Equity and Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated May 1, 2017, Commission File Number 001-03970).

10.30	Amendment No. 2 to the 2013 Equity Incentive Compensation Plan (incorporated by reference to Exhibit 10.3 to the Company's Form S-8 filed July 31, 2020, Commission File Number 001-03970).

Description of Exhibit
10.31
Amendment No. 3 to the 2013 Equity and Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated April 25, 2023, Commission File Number 001-03970).

10.32
Amendment No. 4 to the 2013 Equity and Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated April 24, 2024, Commission File Number 001-03970).

10.33
Harsco Corporation 1995 Non-Employee Directors' Stock Plan as Amended and Restated at January 27, 2004 (incorporated by reference to Exhibit A, Pages A-1 through A-9, to the Company's Proxy Statement dated March 23, 2004, Commission File Number 001-03970).

10.34
Amendment No. 1 to the Harsco Corporation 1995 Non-Employee Directors' Stock Plan (incorporated by reference to Exhibit 10.VII to the Company's Annual Report on Form 10-K for the period ended December 31, 2008, Commission File Number 001-03970).

10.35
Harsco Corporation Deferred Compensation Plan for Non-Employee Directors (as Amended and Restated as of December 31, 2008) (incorporated by reference to Exhibit 10.U to the Company's Annual Report on Form 10-K for the period ended December 31, 2008, Commission File Number 001-03970).

10.36
First Amendment to the Harsco Corporation Deferred Compensation Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.L to the Company's Annual Report on Form 10-K for the period ended December 31, 2016, Commission File Number 001-03970).

10.37
Harsco Non-Qualified Retirement Savings & Investment Plan Part B--Amendment and Restatement as of January 1, 2009 (incorporated by reference to Exhibit 10.AA to the Company's Annual Report on Form 10-K for the period ended December 31, 2008, Commission File Number 001-03970).

10.38
Form of Change in Control Severance Agreement (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2014, Commission File Number 001-03970).

10.39
Notification Letter to F. Nicholas Grasberger, III dated March 20, 2013 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2013, Commission File Number 001-03970).

10.40
Notification Letter to David Everitt dated as of March 14, 2014 (incorporated by reference to Exhibit 10.1 the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2014, Commission File Number 001-03970).

10.41
Notification Letter to F.N. Grasberger dated as of April 8, 2014 (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2014, Commission File Number 001-03970).

10.42
Notification Letter to F.N. Grasberger dated as of August 1, 2014 (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2014, Commission File Number 001-03970).

10.43
Form of Stock Appreciation Rights Agreement (effective for grants on or after April 28, 2014) (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2014, Commission File Number 001-03970).

10.44
Form of Stock Appreciation Rights Agreement (effective for grants on or after April 28, 2015) (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2015, Commission File Number 001-03970).

10.45	2016 Non-Employee Directors' Long-Term Equity Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company's Form S-8 dated May 6, 2016. Commission File Number 001-03970).
10.46
First Amendment to 2016 Non-Employee Directors' Long-Term Equity Compensation Plan (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2016, Commission File Number 001-03970).

10.47
Amendment No.2 to 2016 Non-Employee Directors' Long-Term Equity Compensation Plan (incorporated by reference to Exhibit 10.3 to the Company's Form S-8 dated August 3, 2021, Commission File Number 001-03970).

10.48
Form of Stock Appreciation Rights Agreement (effective for grants on or after April 26, 2016) (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the period Ended March 31, 2016, Commission File Number 001-03970).

10.49
Form of Stock Appreciation Rights Agreement (effective for grants on or after February 16, 2017) (incorporated by reference to Exhibit 10.JJ to the Company's Annual Report 10-K for the period ended December 31, 2016, Commission File Number 001-03970).

Description of Exhibit
10.50
Form of SAR Award Agreement (for awards granted on or after March 6, 2019) (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2019, Commission File Number 001-03970).

10.51
Form of RSU Award Agreement (for awards granted on or after March 10, 2020) (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2020, Commission File Number 001-03970).

10.52
Form of PSU Award Agreement (for awards granted on or after March 10, 2020) (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2020, Commission File Number 001-03970).

10.53
Form of SAR Award Agreement (for awards granted on or after March 10, 2020) (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2020, Commission File Number 001-03970).

10.54
Form of Restricted Stock Units Agreement (Non-Employee Director) (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report Form 10-Q for the period ended June 30, 2020, Commission File Number 001-03970)

10.55
Form of RSU Award Agreement (for awards granted on or after March 1, 2022) (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report for the three months ended March 31, 2022, Commission File Number 001-03970)

10.56
Form of PSU Award Agreement (for awards granted on or after March 1, 2022) (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report for the three months ended March 31, 2022, Commission File Number 001-03970)

10.57
Form of SAR Award Agreement (for awards granted on or after March 1, 2022) (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report for the three months ended March 31, 2022, Commission File Number 001-03970)

10.58
Offer Letter to Peter F. Minan dated as of August 11, 2022 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated August 12, 2022, Commission File Number 001-03970)

10.59
Executive Philadelphia Relocation Policy, dated as of January 1, 2022 (incorporated by reference to Exhibit 10(ad) to the Company's Annual Report on Form 10-K for the period ended December 31, 2022), Commission File Number 001-03970.

10.60
Separation Agreement and General Release between the Company and David Stanton (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated May 24, 2022, Commission File Number 001-03970)

10.61
Separation Agreement and General Release between the Company and Albert Russell Mitchell, Jr. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated July 14, 2023, Commission File Number 001-03970)

10.62
Settlement Agreement between the Company and Albert Russell Mitchell, Jr., dated as of July 11, 2023 (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated July 14, 2023, Commission File Number 001-03970).

10.63	Letter from PwC to the U.S. Securities and Exchange Commission, dated November 29, 2024 (incorporated by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K dated November 29, 2024).
10.64
Form of Change in Control Severance Agreement, dated as of December 20, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 23, 2024, Commission File Number 001-03970).

Director Indemnity Agreements
10.65	Form of Director Indemnification Agreement (incorporated by reference to the Company's Annual Report on Form 10-K for the period ended December 31, 2017, Commission File Number 001-03970).
10.66
Form of Director Indemnification Agreement (for agreements entered into after October 19, 2022) (incorporated by reference to Exhibit 10(bc) to the Company’s Annual Report on Form 10-K for the period ended December 31, 2022, Commission File Number 001-03970).

19	Insider Trading Policy of the Company.**
21	Subsidiaries of the Registrant.**
23	Consent of Independent Registered Public Accounting Firm.**
31.1	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).**
31.2	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).**

Description of Exhibit
32	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer). †
97
Enviri Corporation Incentive Compensation Recoupment Policy (incorporated by reference to Exhibit 97 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2023, Commission File Number 001-03970).

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
‡Schedules and similar attachments have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company will furnish copies of any such schedules and attachments to the U.S. Securities and Exchange Commission upon request.
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

ENVIRI CORPORATION (Registrant)
DATE	February 20, 2025	/s/ TOM VADAKETH
Tom Vadaketh Senior Vice President and Chief Financial Officer (Principal Financial Officer)

DATE	February 20, 2025	/s/ SAMUEL C. FENICE
Samuel C. Fenice Vice President and Corporate Controller (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date
/s/ F. NICHOLAS GRASBERGER III	Chairman, President, Chief Executive Officer and Director (Principal Executive Officer)	February 20, 2025
F. Nicholas Grasberger III
/s/ TOM VADAKETH	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 20, 2025
Tom Vadaketh
/s/ DAVID C. EVERITT	Lead Director	February 20, 2025
David C. Everitt
/s/ JAMES F. EARL	Director	February 20, 2025
James F. Earl
/s/ REBECCA M. O'MARA	Director	February 20, 2025
Rebecca M. O'Mara
/s/ CAROLANN I. HAZNEDAR	Director	February 20, 2025
Carolann I. Haznedar
/s/ TIMOTHY M. LAURION	Director	February 20, 2025
Timothy M. Laurion
/s/ EDGAR M. PURVIS, JR.	Director	February 20, 2025
Edgar M. Purvis, Jr.
/s/ JOHN S. QUINN	Director	February 20, 2025
John S. Quinn
/s/ PHILLIP C. WIDMAN	Director	February 20, 2025
Phillip C. Widman