Form 10-Q
period 2025-03-31
ENVIRI Corp
filed 2025-05-01
CIK 45876

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2025
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission File Number 001-03970

ENVIRI CORPORATION
(Exact name of registrant as specified in its charter)

Delaware			23-1483991
(State or other jurisdiction of incorporation or organization)			(I.R.S. employer identification number)
Two Logan Square 100-120 North 18th Street, 17th Floor,	Philadelphia,	Pennsylvania	19103
(Address of principal executive offices)			(Zip Code)
Registrant’s telephone number, including area code:  267-857-8715

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $1.25 per share	NVRI	New York Stock Exchange
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐  NO ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at April 24, 2025
Common stock, par value $1.25 per share	80,497,280

ENVIRI CORPORATION
FORM 10-Q

Glossary of Defined Terms

Unless the context requires otherwise, "Enviri," the "Company," "we," "our," or "us" refers to Enviri Corporation on a consolidated basis. The Company also uses several other terms in this Quarterly Report on Form 10-Q, which are further defined below:

Term	Description
AOCI	Accumulated Other Comprehensive Income (Loss)
AR Facility	Revolving trade receivables securitization facility
ASU	Financial Accounting Standards Board Accounting Standards Update
CE	Clean Earth reportable business segment
CERCLA	Comprehensive Environmental Response, Compensation, and Liability Act of 1980
Consolidated Adjusted EBITDA	EBITDA as calculated in accordance with the Company's Credit Agreement
Credit Agreement	Credit Agreement governing the Senior Secured Credit Facilities
DEA	United States Drug Enforcement Administration
Deutsche Bahn	National railway company in Germany
DTSC	California Department of Toxic Substances Control
EBITDA	Earnings before interest, tax, depreciation and amortization
EPA	U.S. Environmental Protection Agency
ESOL	Stericycle Environmental Solutions business
FASB	Financial Accounting Standards Board
HE	Harsco Environmental reportable business segment
ISDA	International Swaps and Derivatives Association
Network Rail	Infrastructure manager for most of the railway in the U.K.
OCI	Other Comprehensive Income (Loss)
Performix	Performix Metallurgical Additives, LLC, a former subsidiary of HE
Rail	Harsco Rail reportable business segment
Reed	Reed Minerals, LLC, a former subsidiary of HE
Revolving Credit Facility	Revolving credit facility under the Senior Secured Credit Facilities containing $50.0 million maturing on March 10, 2026 and $625.0 million maturing on September 5, 2029
SBB	Federal railway system of Switzerland
SCE	Kingdom of Bahrain's Supreme Council for Environment
SEC	U.S. Securities and Exchange Commission
Senior Notes	5.75% Notes due July 31, 2027
Senior Secured Credit Facilities	Primary source of borrowings comprised of the Term Loan and the Revolving Credit Facility
SOFR	Secured Overnight Financing Rate
SPE	The Company's wholly-owned bankruptcy-remote special purpose entity, which is used in connection with the AR Facility
Term Loan	$500 million term loan raised in March 2021 under the Senior Secured Credit Facilities, maturing on March 10, 2028
U.S. GAAP	Accounting principles generally accepted in the U.S.

PART I — FINANCIAL INFORMATION
ITEM 1.      FINANCIAL STATEMENTS
ENVIRI CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands)	March 31 2025	December 31 2024
ASSETS
Current assets:
Cash and cash equivalents	$102,471	$88,359
Restricted cash	1,958	1,799
Trade accounts receivable, net	280,965	260,690
Other receivables	39,032	40,439
Inventories	193,207	182,042
Current portion of contract assets	50,179	59,881
Prepaid expenses	51,712	62,435
Other current assets	7,716	14,880
Total current assets	727,240	710,525
Property, plant and equipment, net	669,224	664,292
Right-of-use assets, net	102,873	92,153
Goodwill	747,338	739,758
Intangible assets, net	292,277	298,438
Retirement plan assets	75,584	73,745
Deferred income tax assets	19,376	17,578
Other assets	55,096	53,744
Total assets	$2,689,008	$2,650,233
LIABILITIES
Current liabilities:
Short-term borrowings	$8,730	$8,144
Current maturities of long-term debt	21,895	21,004
Accounts payable	232,259	214,689
Accrued compensation	49,760	63,686
Income taxes payable	2,177	5,747
Reserve for forward losses on contracts	46,945	54,320
Current portion of advances on contracts	7,298	13,265
Current portion of operating lease liabilities	26,182	26,049
Other current liabilities	173,508	159,478
Total current liabilities	568,754	566,382
Long-term debt	1,442,196	1,410,718
Retirement plan liabilities	27,450	27,019
Operating lease liabilities	78,889	67,998
Environmental liabilities	43,591	46,585
Deferred tax liabilities	32,673	26,796
Other liabilities	46,768	55,136
Total liabilities	2,240,321	2,200,634
COMMITMENTS AND CONTINGENCIES
ENVIRI CORPORATION STOCKHOLDERS’ EQUITY
Common stock	147,515	146,844
Additional paid-in capital	258,475	255,102
Accumulated other comprehensive loss	(530,613)	(538,964)
Retained earnings	1,386,951	1,400,347
Treasury stock	(853,360)	(851,881)
Total Enviri Corporation stockholders’ equity	408,968	411,448
Noncontrolling interests	39,719	38,151
Total equity	448,687	449,599
Total liabilities and equity	$2,689,008	$2,650,233

See accompanying notes to unaudited condensed consolidated financial statements.

ENVIRI CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended
	March 31
(In thousands, except per share amounts)	2025	2024
Revenues from continuing operations:
Service revenues	$476,840	$499,154
Product revenues	71,444	101,163
Total revenues	548,284	600,317
Costs and expenses from continuing operations:
Cost of services sold	372,402	392,852
Cost of products sold	51,361	85,410
Selling, general and administrative expenses	89,108	87,126
Research and development expenses	467	861
Remeasurement of long-lived assets	—	10,695
Other expense (income), net	4,291	(2,440)
Total costs and expenses	517,629	574,504
Operating income (loss) from continuing operations	30,655	25,813
Interest income	454	1,697
Interest expense	(26,574)	(28,122)
Facility fees and debt-related income (expense)	(2,612)	(2,789)
Defined benefit pension income (expense)	(5,033)	(4,176)
Income (loss) from continuing operations before income taxes and equity in income	(3,110)	(7,577)
Income tax benefit (expense) from continuing operations	(7,946)	(7,915)
Equity in income (loss) of unconsolidated entities, net	28	(249)
Income (loss) from continuing operations	(11,028)	(15,741)
Discontinued operations:
Income (loss) from discontinued businesses	(1,579)	(1,492)
Income tax benefit (expense) from discontinued businesses	412	387
Income (loss) from discontinued operations, net of tax	(1,167)	(1,105)
Net income (loss)	(12,195)	(16,846)
Less: Net loss (income) attributable to noncontrolling interests	(1,201)	(1,116)
Net income (loss) attributable to Enviri Corporation	$(13,396)	$(17,962)
Amounts attributable to Enviri Corporation common stockholders:
Income (loss) from continuing operations, net of tax	$(12,229)	$(16,857)
Income (loss) from discontinued operations, net of tax	(1,167)	(1,105)
Net income (loss) attributable to Enviri Corporation common stockholders	$(13,396)	$(17,962)

Weighted-average shares of common stock outstanding	80,331	79,945
Basic earnings (loss) per common share attributable to Enviri Corporation common stockholders:
Continuing operations	$(0.15)	$(0.21)
Discontinued operations	(0.01)	(0.01)
Basic earnings (loss) per share attributable to Enviri Corporation common stockholders	$(0.17)	$(0.22)	(a)

Diluted weighted-average shares of common stock outstanding	80,331	79,945
Diluted earnings (loss) per common share attributable to Enviri Corporation common stockholders:
Continuing operations	$(0.15)	$(0.21)
Discontinued operations	(0.01)	(0.01)
Diluted earnings (loss) per share attributable to Enviri Corporation common stockholders	$(0.17)	$(0.22)	(a)

(a) Earnings (loss) per share attributable to Enviri Corporation common stockholders is calculated based on actual amounts. As a result, these per share amounts may not total due to rounding.

See accompanying notes to unaudited condensed consolidated financial statements.

ENVIRI CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

	Three Months Ended
	March 31
(In thousands)	2025	2024
Net income (loss)	$(12,195)	$(16,846)
Other comprehensive income (loss):
Foreign currency translation adjustments, net of deferred income taxes of $1,956 and $(481) in 2025 and 2024, respectively	15,723	(16,535)
Net gain (loss) on cash flow hedging instruments, net of deferred income taxes of $783 and $(655) in 2025 and 2024, respectively	(2,797)	1,863
Pension liability adjustments, net of deferred income taxes of $(253) and $(296) in 2025 and 2024, respectively	(4,206)	7,011
Unrealized gain (loss) on marketable securities, net of deferred income taxes of $1 and $(1) in 2025 and 2024, respectively	(2)	2
Total other comprehensive income (loss)	8,718	(7,659)
Total comprehensive income (loss)	(3,477)	(24,505)
Less: Comprehensive (income) loss attributable to noncontrolling interests	(1,568)	(295)
Comprehensive income (loss) attributable to Enviri Corporation	$(5,045)	$(24,800)

See accompanying notes to unaudited condensed consolidated financial statements.

ENVIRI CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31
(In thousands)	2025	2024
Cash flows from operating activities:
Net income (loss)	$(12,195)	$(16,846)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	36,442	36,920
Amortization	7,403	8,174
Deferred income tax (benefit) expense	2,776	3,445
Equity (income) loss of unconsolidated entities, net	(28)	249
Right-of-use assets	7,416	8,599
Remeasurement of long-lived assets	—	10,695
Stock-based compensation	4,044	3,860
Other, net	(637)	(3,088)
Changes in assets and liabilities, net of acquisitions and dispositions of businesses:
Accounts receivable	(13,501)	24,426
Inventories	(8,995)	(5,297)
Contract assets	6,456	(9,199)
Accounts payable	9,138	(13,751)
Accrued interest payable	(6,931)	(6,820)
Accrued compensation	(15,105)	(25,531)
Advances on contracts and other customer advances	(14,770)	(1,618)
Operating lease liabilities	(7,435)	(8,212)
Retirement plan liabilities, net	4,488	(340)
Other assets and liabilities	8,034	(4,318)
Net cash (used) provided by operating activities	6,600	1,348
Cash flows from investing activities:
Purchases of property, plant and equipment	(21,624)	(26,881)
Proceeds from sales of assets	1,447	4,313
Expenditures for intangible assets	(7)	(77)
Net proceeds (payments) from settlement of foreign currency forward exchange contracts	1,737	(601)
Net cash used by investing activities	(18,447)	(23,246)
Cash flows from financing activities:
Short-term borrowings, net	2,812	(9,003)
Borrowings and repayments under Revolving Credit Facility, net	30,000	35,000
Repayments of Term Loan	(1,250)	(1,250)
Cash paid for finance leases and other long-term debt	(4,158)	(3,394)
Dividends paid to noncontrolling interests	—	(8,243)
Contributions from noncontrolling interests	—	874
Stock-based compensation - Employee taxes paid	(1,277)	(1,041)
Net cash (used) provided by financing activities	26,127	12,943
Effect of exchange rate changes on cash and cash equivalents, including restricted cash	(9)	(8,251)
Net increase (decrease) in cash and cash equivalents, including restricted cash	14,271	(17,206)
Cash and cash equivalents, including restricted cash, at beginning of period	90,158	124,614
Cash and cash equivalents, including restricted cash, at end of period	$104,429	$107,408

See accompanying notes to unaudited condensed consolidated financial statements.

ENVIRI CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (Unaudited)

	Enviri Corporation Stockholders’ Equity
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests
(In thousands, except share amounts)	Issued	Treasury					Total
Balances, December 31, 2023	$146,105	$(849,996)	$238,416	$1,528,320	$(539,694)	$52,257	$575,408
Net income (loss)	—	—	—	(17,962)	—	1,116	(16,846)
Cash dividends declared:
Noncontrolling interests	—	—	—	—	—	(8,243)	(8,243)
Total other comprehensive income (loss), net of deferred income taxes of $(1,433)	—	—	—	—	(6,838)	(821)	(7,659)
Contributions from noncontrolling interests	—	—	—	—	—	874	874
Vesting of restricted stock units and other stock grants, net 201,053 shares	443	(1,270)	(443)	—	—	—	(1,270)
Amortization of unearned portion of stock-based compensation, net of forfeitures	—	—	3,860	—	—	—	3,860
Balances, March 31, 2024	$146,548	$(851,266)	$241,833	$1,510,358	$(546,532)	$45,183	$546,124

	Enviri Corporation Stockholders’ Equity
(In thousands, except share amounts)	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests
	Issued	Treasury					Total
Balances, December 31, 2024	$146,844	$(851,881)	$255,102	$1,400,347	$(538,964)	$38,151	$449,599
Net income (loss)	—	—	—	(13,396)	—	1,201	(12,195)
Total other comprehensive income (loss), net of deferred income taxes of $2,487	—	—	—	—	8,351	367	8,718
Vesting of restricted stock units, net 284,643 shares	636	(1,357)	(636)	—	—	—	(1,357)
Vesting of performance share units, net 14,860 shares	35	(122)	(35)	—	—	—	(122)
Amortization of unearned portion of stock-based compensation, net of forfeitures	—	—	4,044	—	—	—	4,044
Balances, March 31, 2025	$147,515	$(853,360)	$258,475	$1,386,951	$(530,613)	$39,719	$448,687

See accompanying notes to unaudited condensed consolidated financial statements.

ENVIRI CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.     Basis of Presentation

The Company has prepared these unaudited condensed consolidated financial statements in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the SEC. Accordingly, the unaudited Condensed Consolidated Financial Statements do not include all information and disclosure required by U.S. GAAP for annual financial statements. The December 31, 2024 Condensed Consolidated Balance Sheet information contained in this Quarterly Report on Form 10-Q was derived from the 2024 audited consolidated financial statements. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements, including the notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. In the opinion of management, all adjustments (all of which are of a normal recurring nature) that are necessary for a fair statement are reflected in these unaudited Condensed Consolidated Financial Statements.

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

Out-of-Period Adjustment

During the three months ended March 31, 2025, the Company recorded an out-of-period adjustment that had the net effect of increasing Income tax expense from continuing operations on the Company’s Consolidated Statements of Operations by $5.7 million. The adjustment is primarily the result of an identified error in the Company’s income tax provision calculation. The Company assessed the individual and aggregate impact of this adjustment on the current year and all prior periods and determined that the cumulative effect of the adjustments was not material to the three months ended March 31, 2025 and did not result in a material misstatement to any previously issued annual or quarterly financial statements. Consequently, the Company recorded the adjustment during the three months ended March 31, 2025 and has not revised any previously issued amounts in the Company’s Consolidated Financial Statements.

Reclassifications

Reclassifications have been made to prior year amounts to conform with current year classifications. These reclassifications did not have a material impact on the Company's Condensed Consolidated Financial Statements, including the notes thereto.

2.     Recently Adopted and Recently Issued Accounting Standards

The following accounting standard was adopted during the three months ended March 31, 2025:

Beginning with the Company's Annual Report on Form 10-K for the year ended December 31, 2024, the Company adopted changes issued by the FASB that require expansion of annual and interim disclosure requirements for reportable segments. The changes require additional interim and annual disclosures regarding segment profit (loss) measures that are regularly reviewed by the chief operating decision maker (the "CODM"), which include significant segment expenses and other segment items that are included in the reported segment profit (loss), segment asset information and a reconciliation of the reportable segment amounts for each profit (loss) measure to the corresponding amounts on an entity's consolidated financial statements. This change also requires additional annual disclosures for other qualitative information related to the CODM and how the reported measures are used by them. See Note 15, Review of Operations by Segment, for the changes implemented by the Company for its interim reporting disclosures.

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

In November 2024, the FASB issued changes which require disaggregated disclosure of income statement expenses within the footnotes to the financial statement for each interim and annual reporting period. The changes become effective starting with the Company's annual financial statements for the year ended December 31, 2027 and will be in effect for the Company's interim financial statements after December 31, 2027. The guidance should be applied on a prospective basis with the option to apply the standard retrospectively. Early adoption is permitted. The Company is currently evaluating the impact that this change will have on the Company's disclosures.

3. Dispositions

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

4.    Trade Accounts Receivables and Other receivables
Accounts receivable consist of the following:

(In thousands)	March 31 2025	December 31 2024
Trade accounts receivable	$295,398	$275,804
Less: Allowance for expected credit losses	(14,433)	(15,114)
Trade accounts receivable, net	$280,965	$260,690
Other receivables (a)	$39,032	$40,439
(a) Other receivables include employee receivables, insurance receivable, tax claims and refunds and other miscellaneous items not included in Trade accounts receivable, net.

The change in provision for expected credit losses related to trade accounts receivable was as follows:

	Three Months Ended
	March 31
(In thousands)	2025	2024
Change in provision for expected credit losses	$(272)	$(167)

At March 31, 2025, $10.0 million of the Company's trade accounts receivable were past due by twelve months or more, with $6.5 million of this amount reserved.

Accounts Receivable Securitization Facility
In June 2022, the Company and its SPE entered into an AR Facility with PNC Bank, National Association ("PNC") to accelerate cash flows from trade accounts receivable. On October 1, 2024, the Company renewed the AR Facility for a three-year term expiring in October 2027. The maximum purchase commitment by PNC was $150.0 million as of December 31, 2024 and was increased to $160.0 million in February 2025.

The total outstanding balance of trade receivables that have been sold and derecognized by the SPE was $160.0 million as of March 31, 2025 and $150.0 million December 31, 2024. The SPE owned $66.0 million and $63.8 million of trade receivables as of March 31, 2025 and December 31, 2024, respectively, which is included in the caption Trade accounts receivable, net, on the Condensed Consolidated Balance Sheets.

The Company received proceeds of $10.0 million from the AR Facility during the three months ended March 31, 2025. No proceeds were received during the three months ended March 31, 2024.

Factoring Arrangements
The Company maintains factoring arrangements with a financial institution to sell certain accounts receivable that are also accounted for as a sale of financial assets and accordingly, derecognized from the Company's Consolidated Balance Sheet. The following table reflects balances for net amounts sold and program capacities for the arrangements:

(In millions)	March 31 2025	December 31 2024
Net amounts sold under factoring arrangements	$16.0	$13.3
Program capacities	19.5	18.6

5.    Inventories
Inventories consist of the following:

(In thousands)	March 31 2025	December 31 2024
Finished goods	$15,728	$14,344
Work-in-process	15,482	15,629
Raw materials and purchased parts	115,398	107,364
Stores and supplies	46,599	44,705
Total inventories	$193,207	$182,042

6.     Property, Plant and Equipment
PP&E consist of the following:

(In thousands)	March 31 2025	December 31 2024
Land and improvements	$94,929	$94,551
Buildings and improvements	230,286	225,688
Machinery and equipment	1,627,025	1,576,298
Uncompleted construction	51,623	53,441
Gross property, plant and equipment	2,003,863	1,949,978
Less: Accumulated depreciation	(1,334,639)	(1,285,686)
Property, plant and equipment, net	$669,224	$664,292

7. Leases
The components of lease expense were as follows:

	Three Months Ended
	March 31
(In thousands)	2025	2024
Finance leases:
Depreciation expense	$3,959	$2,578
Interest on lease liabilities	1,392	815
Operating leases	9,638	9,832
Variable and short-term lease expense	12,514	14,044
Sublease income	(2)	(2)
Total lease expense	$27,501	$27,267

8.     Goodwill and Other Intangible Assets

The Company tests for goodwill impairment annually, or more frequently if indicators of impairment exist, or if a decision is made to dispose of a business. The Company performs its annual goodwill impairment test as of October 1 and monitors for triggering events on an ongoing basis.

During the three months ended March 31, 2025, the Company determined that there were no events or indicators present that would indicate that it was more-likely-than-not that its reporting units' fair values were less than their carrying amounts, which would require a further interim impairment analysis. However, unfavorable economic conditions, including tariffs and continued cost inflation, could impact the Company's future projected cash flows and discount rates used to estimate fair value, which could result in an impairment charge to any of the Company's reporting units in a future period.

9. Debt and Credit Agreements

Long-term debt consists of the following:

(In thousands)	March 31 2025	December 31 2024
Senior Secured Credit Facilities:
Term Loan	$481,250	$482,500
Revolving Credit Facility	437,000	407,000
5.75% Senior Notes	475,000	475,000
Other financing payable (including finance leases) in varying amounts	82,656	79,917
Total debt obligations	1,475,906	1,444,417
Less: deferred financing costs	(11,815)	(12,695)
Total debt obligations, net of deferred financing costs	1,464,091	1,431,722
Less: current maturities of long-term debt	(21,895)	(21,004)
Long-term debt	$1,442,196	$1,410,718
In February 2025, the Company entered into an amendment to the Credit Agreement to reset the levels of its covenants, among other changes. As a result of this amendment, the total Net Debt to Consolidated Adjusted EBITDA ratio covenant was set to 4.75x for the quarter ended March 31, 2025, 5.00x for the quarters ended June 30, 2025 and September 30, 2025 and then decreases every six months by 0.25x until reaching 4.00x for the quarter ended June 30, 2027 and thereafter. The interest coverage ratio was set to a minimum of 2.50x for each quarter ended after December 31, 2024. The Company continues to expect that it will continue to maintain compliance with the amended covenants.

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

At March 31, 2025, the Company was in compliance with all covenants for its Senior Secured Credit Facilities, as amended in February 2025, as the total Net Debt to Consolidated Adjusted EBITDA ratio was 4.31x and the total interest coverage ratio was 3.03x. Based on balances and covenants in effect at March 31, 2025, the Company could increase Net Debt by $142.4 million and still be in compliance with these debt covenants. Alternatively, Consolidated Adjusted EBITDA could decrease by $30.0 million or interest expense could increase by $22.4 million and the Company would remain in compliance with these covenants.

The Company believes it will continue to maintain compliance with these amended covenants based on its current outlook. However, the Company's estimates of compliance with these covenants could change in the future with a deterioration in economic conditions, the recently imposed tariffs, higher than forecasted interest rates, the timing of working capital including the collection of receivables, an inability to realize increased pricing and implement cost reduction initiatives, principally in CE and HE, that mitigate the impacts of inflation and other factors that may adversely impact its compliance with covenants.

Facility Fees and Debt-Related Income (Expense)
The components of the Condensed Consolidated Statements of Operations caption Facility fees and debt-related income (expense) were as follows:

	Three Months Ended
	March 31
(In thousands)	2025	2024
Unused debt commitment and amendment fees	(188)	—
Securitization and factoring fees	(2,424)	(2,789)
Facility fees and debt-related income (expense)	$(2,612)	$(2,789)

10.  Employee Benefit Plans

	Three Months Ended
	March 31
Defined Benefit Pension Plans Net Periodic Pension Cost (Benefit)	U.S. Plans		International Plans
(In thousands)	2025	2024	2025	2024
Service costs	$—	$—	$303	$338
Interest costs	2,313	2,419	7,173	7,460
Expected return on plan assets	(2,562)	(2,236)	(6,499)	(8,370)
Recognized prior service costs	—	—	114	118
Recognized actuarial losses	785	1,045	3,750	3,801
Defined benefit pension plans net periodic pension cost (benefit)	$536	$1,228	$4,841	$3,347

Cash contributions to U.S. and international defined benefit pension plans totaled $0.5 million and $0.2 million for the three months ended March 31, 2025, respectively. The Company's estimate of expected cash contributions to be paid during the remainder of 2025 for the U.S. and international defined benefit pension plans is $2.4 million and $0.6 million, respectively.

11.     Income Taxes

Income tax expense from continuing operations for each of the three months ended March 31, 2025 and March 31, 2024 was $7.9 million. Income tax expense for the three months ended March 31, 2025 was consistent with income tax expense for the three months ended March 31, 2024 primarily due to lower business performance in HE in various countries, a $3.3 million net gain on sale of assets in Corporate in 2024 that did not reoccur in 2025 and a $0.8 million tax benefit from the release of the Company's uncertain tax position reserve in certain foreign jurisdictions due to statute of limitation expiration, offset by a $5.7 million out-of-period adjustment recorded in 2025. See Note 1, Basis for Presentation for additional information on the out-of-period adjustment.

The reserve for uncertain tax positions on March 31, 2025 and December 31, 2024 was $2.4 million and $3.1 million, respectively, including interest and penalties. Within the next twelve months, it is reasonably possible that $0.6 million in unrecognized income tax benefits will be recognized upon settlement of tax examinations and the expiration of various statutes of limitations.

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

The Company evaluates its liability for future environmental remediation costs on a quarterly basis. Although actual costs to be incurred at identified sites in future periods may vary from the estimates, given inherent uncertainties in evaluating environmental exposures, the Company does not expect that any costs that are reasonably possible to be incurred by the Company in connection with environmental matters in excess of the amounts accrued would have a material effect on the Company's financial condition, results of operations or cash flows.

The following table summarizes information related to the location and undiscounted amount of the Company's environmental liabilities:

(In thousands)	March 31 2025	December 31 2024
Current portion of environmental liabilities (a)	$11,860	$11,815
Long-term environmental liabilities	43,591	46,585
Total environmental liabilities	$55,451	$58,400
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

The Company has had ongoing meetings with the SCE over processing salt cakes, a processing byproduct, stored at the Al Hafeerah site. The Company’s Bahrain operations that produced the salt cakes have ceased operations. An Environmental Impact Assessment and Technical Feasibility Study for facilities to process the salt cakes was approved by the SCE during the first quarter of 2018. Commissioning of the facilities was completed during the third quarter of 2021 and the processing of the salt cakes has commenced, with the expectation that the Company would be able to sell the products that resulted from the processing in an amount that would cover the processing costs. During the fourth quarter of 2024, the Company concluded that, despite significant commercial efforts and ongoing discussions with the SCE, it could not sufficiently recover the processing costs from these sales as it had previously estimated and, as such, recorded an additional provision of $27.2 million, which was classified in Cost of services on the Company's Consolidated Statements of Operations The Company's current reserve of $29.2 million at March 31, 2025 represents the Company's best estimate of the net costs to fully resolve this matter. The Company will continue to evaluate this reserve and any future change in estimated costs which could be material to the Company’s results of operations in any single period.

On July 27, 2018, Brazil’s Federal and Rio de Janeiro State Public Prosecution Offices (the "MPF" and "MPE", respectively) filed a Civil Public Action against CSN, one of the Company's customers, the Company’s Brazilian subsidiary, the Municipality of Volta Redonda, Brazil, and the Instituto Estadual do Ambiente, the state of Rio de Janeiro's environmental protection agency, seeking the implementation of various measures to limit and reduce the accumulation of customer-owned slag at the site in Brazil. On August 6, 2018, the 3rd Federal Court in Volta Redonda (the "Volta Redonda Court") granted the MPF and MPE an injunction against the defendants requiring, among other things, CSN and the Company’s Brazilian subsidiary to limit the volume of slag sent to the site. Because the customer owns the site and the slag located on the site, the Company believes that complying with this injunction is the steel producer’s responsibility. Nevertheless, the Volta Redonda Court issued two orders fining the Company and CSN for what it viewed as violations of the injunction. The Company appealed the fines and the underlying injunction and, beginning on March 25, 2022, the Volta Redonda Court entered a series of orders suspending the litigation proceedings and staying any additional fines and interest accruals while the parties discuss a possible resolution to the matter. The aggregate amount of fines levied against the Company, exclusive of interest, is approximately 32 million Brazilian reais (or approximately $6 million as of March 31, 2025). On October 5, 2024, the Volta Redonda Court determined that, as of August 1, 2024, the Company was not responsible for complying with the injunction because the Company no longer operates at the site. The Company and the other parties continue to discuss a potential resolution related to the portion of the authorities' claims that allegedly occurred prior to August 1, 2024. The Company does not believe that a loss relating to this matter is probable or estimable at this point.

In October 2021, the Company received a subpoena and two indictments before the Amsterdam District Court in the Netherlands concerning the Company's operations at a customer site in Ijmuiden, Netherlands. The Amsterdam Public Prosecutor’s Office ("APPO") issued two indictments against the Company, alleging violations in connection with dust releases and/or events alleged to have occurred in 2018 through May 2020 at the site. The action cited provisions which permit fines for the alleged infractions and sought €0.1 million in fines with a smaller amount held in abeyance. On February 2, 2022, the APPO announced that it would further investigate residents’ claims related to this matter. On February 25, 2022, the Amsterdam District Court ruled that the Company was liable for only one alleged violation and that this alleged violation was unintentional. The court issued a fine of €5 thousand, to be held in abeyance. Both the Company and the APPO appealed this ruling. An appellate hearing was held on July 5, 2024, with the APPO seeking €0.3 million in fines. On July 19, 2024, the Court of Appeals ruled that the Company was liable for two alleged intentional violations and issued a fine of €25 thousand. Both the Company and the APPO have appealed this ruling. On April 23, 2025, the APPO withdrew its appeal of the Court of Appeal's ruling from July 19, 2024. The Company is vigorously contesting all allegations against it and is also working with its customer to ensure the control of emissions. The Company has contractual indemnity rights from its customer that it believes will substantially cover any fines or penalties.

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

Brazilian Tax Dispute
On December 30, 2020, the Company received an assessment from the municipal authority in Ipatinga, Brazil, alleging $1.8 million in unpaid service taxes from the period 2015 to 2020. This dispute is currently in the collection action phase of the legal process and the amount assessed includes interest charges that may increase at statutorily determined amounts per month and are assessed on the aggregate amount of the principal and penalties. In addition, while in the collection action phase, the losing party could be subject to a charge to cover statutorily mandated legal fees, which are generally calculated as a percentage of the total assessed amounts due, inclusive of penalty and interest. After calculating the interest and penalties accrued, the Company estimates that the current overall potential liability for this case is approximately $6.1 million as of March 31, 2025. On July 21, 2023, the Company filed the last administrative appeal against the decision that maintained the assessment and a final administrative decision is still pending. Due to the multiple defenses that are available, the Company does not believe a loss is probable and, as a result, no loss provision has been recorded in the Company's Condensed Consolidated Financial Statements and the Company does not expect that any costs that are reasonably possible to be incurred by the Company in connection with this tax dispute would have a material adverse effect on the Company's financial condition, results of operations or cash flows.
The Company intends to continue its practice of vigorously defending itself against this tax claim under various alternatives, including judicial appeal. The Company will continue to evaluate its potential liability with regard to this claim on a quarterly basis; however, it is not possible to predict the ultimate outcome.
Asbestos Actions
The Company is named as one of many defendants in legal actions in the U.S. alleging personal injury from exposure to airborne asbestos over the past several decades. In their suits, the plaintiffs have named as defendants, among others, many manufacturers, distributors and installers of numerous types of equipment or products that allegedly contained asbestos.
At March 31, 2025, there were approximately 17,000 pending asbestos personal injury actions filed against the Company. The vast majority of these actions were filed in the New York Supreme Court (New York County), of which the majority of such actions were on the Deferred/Inactive Docket created by the New York Supreme Court in December 2002 for all pending and future asbestos actions filed by persons who cannot demonstrate that they have a malignant condition or discernible physical impairment. A relatively small portion of cases are on the Active or In Extremis docket in New York County or on active dockets in other jurisdictions. The complaints in most of those actions generally follow a form that contains a standard demand of significant damages, regardless of the individual plaintiff's alleged medical condition, and without identifying any Company product.
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
In view of the persistence of asbestos litigation in the U.S., the Company expects to continue to receive additional claims in the future. The Company intends to continue its practice of vigorously defending these claims and cases. At March 31, 2025, the Company has successfully dismissed approximately 28,500 cases by stipulation or summary judgment prior to trial.
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
Insurance liabilities are recorded when it is probable that a liability has been incurred for a particular event and the amount of loss associated with the event can be reasonably estimated. Insurance reserves have been estimated based primarily upon actuarial calculations and reflect the undiscounted estimated liabilities for ultimate losses, including claims incurred but not reported. Inherent in these estimates are assumptions that are based on the Company's history of claims and losses, a detailed analysis of existing claims with respect to potential value, and current legal and legislative trends. If actual claims differ from those projected by management, changes (either increases or decreases) to insurance reserves may be required and would be recorded through income in the period the change was determined. When a recognized liability has been determined to be covered by third-party insurance, the Company records an insurance claim receivable to reflect the covered liability. Insurance claim receivables are included in Other receivables on the Company's Condensed Consolidated Balance Sheets. See Note 1, Summary of Significant Accounting Policies in Part II, Item 8 Financial Statements and Supplementary Data in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, under Accrued Insurance and Loss Reserves, for additional information.

13.  Reconciliation of Basic and Diluted Shares

	Three Months Ended
	March 31
(In thousands, except per share amounts)	2025	2024
Income (loss) from continuing operations attributable to Enviri Corporation common stockholders	$(12,229)	$(16,857)
Weighted-average shares outstanding:
Weighted-average shares outstanding - basic	80,331	79,945
Dilutive effect of stock-based compensation	—	—
Weighted-average shares outstanding - diluted	80,331	79,945
Earnings (loss) from continuing operations per common share, attributable to Enviri Corporation common stockholders:
Basic	$(0.15)	$(0.21)
Diluted	$(0.15)	$(0.21)

The following average outstanding stock-based compensation units were not included in the computation of diluted earnings (loss) per share because the effect was either antidilutive or the market conditions for the performance share units were not met:

	Three Months Ended
	March 31
(In thousands)	2025	2024
Restricted stock units	2,077	1,686
Stock appreciation rights	3,330	2,890
Performance share units	2,457	1,880

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
The fair value of outstanding derivative contracts recorded as assets and liabilities on the Company's Condensed Consolidated Balance Sheets was as follows:

(In thousands)	Balance Sheet Location	Fair Value of Derivatives Designated as Hedging Instruments	Fair Value of Derivatives Not Designated as Hedging Instruments	Total Fair Value
March 31, 2025
Asset derivatives (Level 2):
Foreign currency exchange forward contracts	Other current assets	$64	$810	$874
Interest rate swaps	Other current assets	368	—	368
Interest rate swaps	Other assets	2,119	—	2,119
Total		$2,551	$810	$3,361

Liability derivatives (Level 2):
Foreign currency exchange forward contracts	Other current liabilities	$504	$11,102	$11,606
Interest rate swaps	Other current liabilities	355	—	355
Total		$859	$11,102	$11,961

December 31, 2024
Asset derivatives (Level 2):
Foreign currency exchange forward contracts	Other current assets	$347	$7,590	$7,937
Interest rate swaps	Other assets	5,250	—	$5,250
Total		$5,597	$7,590	$13,187

Liability derivatives (Level 2):
Foreign currency exchange forward contracts	Other current liabilities	$80	$987	$1,067
Interest rate swaps	Other current liabilities	217	—	217
Total		$297	$987	$1,284

All of the Company's derivatives are recorded on the Condensed Consolidated Balance Sheets at gross amounts and do not offset. All of the Company's interest rate swaps and certain foreign currency exchange forward contracts are transacted under ISDA documentation. Each ISDA master agreement permits the net settlement of amounts owed in the event of default. The Company's derivative assets and liabilities subject to enforceable master netting arrangements, if offset, would have resulted in net assets of $0.2 million and $2.2 million at March 31, 2025 and December 31, 2024, respectively.

The effect of derivative instruments on the Company's Condensed Consolidated Statements of Comprehensive Income (Loss) was as follows:
Derivatives Designated as Hedging

	Gain (Loss) Recognized in OCI on Derivatives		Loss (Gain) Reclassified from AOCI into Income - Effective Portion or Equity
	Three Months Ended		Three Months Ended
	March 31		March 31
(In thousands)	2025	2024	2025	2024
Foreign currency exchange forward contracts	$(871)	$223	$192	$(404)
Interest rate swaps	(2,784)	3,581	(117)	(882)
	$(3,655)	$3,804	$75	$(1,286)

The location and amount of gain (loss) recognized on the Company's Condensed Consolidated Statements of Operations was as follows:

	Three Months Ended
	March 31
	2025		2024
(In thousands)	Product Revenues	Interest Expense	Product Revenues	Interest Expense
Total amounts in the Condensed Consolidated Statement of Operations in which the effects of derivatives designated as hedging instruments are recorded	$71,444	$(26,574)	$101,163	$(28,122)
Interest rate swaps:
Gain (loss) reclassified from AOCI into income	—	117	—	882
Foreign exchange contracts:
Gain (loss) reclassified from AOCI into income	(192)	—	404	—

Derivatives Not Designated as Hedging Instruments

	Location of Gain (Loss) Recognized in Income on Derivatives (a)	Amount of Gain (Loss) Recognized in Income on Derivatives (a)
		Three Months Ended
		March 31
(In thousands)		2025	2024
Foreign currency exchange forward contracts	Cost of services and products sold	$(15,156)	$9,914
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
The recognized gains and losses offset amounts recognized in cost of services and products sold principally as a result of intercompany or third-party foreign currency exposures. At March 31, 2025 and December 31, 2024, the notional amounts of foreign currency exchange forward contracts were $603.1 million and $593.7 million, respectively. These contracts are primarily denominated in British Pound Sterling and Euros and mature through 2027.
In addition to foreign currency exchange forward contracts, the Company designates certain loans as hedges of net investments in international subsidiaries. The Company recorded a pre-tax net loss of $0.6 million for the three months ended March 31, 2025 and a pre-tax net gain of $0.8 million for the three months ended March 31, 2024 respectively, in OCI.

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

Fair Value of Other Financial Instruments
The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and short-term borrowings approximate fair value due to the short-term maturities of these assets and liabilities. At March 31, 2025 and December 31, 2024, the total fair value of long-term debt and current maturities, excluding deferred financing costs, was $1,443.7 million and $1,419.7 million, respectively, compared with a carrying value of $1,475.9 million and $1,444.4 million, respectively. Fair values for debt are based on pricing models using market-based inputs (Level 2) for similar issues or on the current rates offered to the Company for debt of the same remaining maturities.

15. Review of Operations by Segment

The tables below include information about the Company's revenues and operating income (loss) by reportable segment, along with significant segment expenses and other segment information, followed by a reconciliation of operating income (loss) by reporting segment to the Company's consolidated Income (loss) from continuing operations before income taxes and equity in income, for the periods presented:

	Three Months Ended March 31, 2025
(in thousands)	Harsco Environmental	Clean Earth	Harsco Rail	Total Reportable Segments	Corporate	Total
Segment Profit and Loss:
Total revenues	243,106	235,231	69,947	$548,284	—	$548,284
Less:
Cost of services and products sold	202,017	173,619	48,400	424,036	—	424,036
Selling, general and administrative expenses	26,628	38,962	11,582	77,172	11,936	89,108
Other segment activities (a)	4,388	(15)	1,810	6,183	(1,698)	4,485
Operating income (loss) from continuing operations	10,073	22,665	8,155	$40,893	(10,238)	$30,655
Plus:
Interest income						454
Interest expense						(26,574)
Facility fees and debt-related income (expense)						(2,612)
Defined benefit pension income (expense)						(5,033)
Income (loss) from continuing operations before income taxes and equity in income						$(3,110)

Other Segment Information:
Depreciation	25,509	9,620	1,032	$36,161	281	$36,442
Amortization (b)	540	5,845	67	$6,452	951	$7,403
Capital expenditures	14,094	6,652	780	$21,526	98	$21,624

	Three Months Ended March 31, 2024
(in thousands)	Harsco Environmental	Clean Earth	Harsco Rail	Total Reportable Segments	Corporate	Total
Segment Profit and Loss:
Total revenues	299,119	226,030	75,168	$600,317	—	$600,317
Less:
Cost of services and products sold	248,792	168,448	59,925	477,165	—	477,165
Selling, general and administrative expenses	28,902	36,929	12,098	77,929	9,197	87,126
Remeasurement of long-lived assets	—	—	10,695	10,695	—	10,695
Other segment activities (a)	1,837	60	1,511	3,408	(3,890)	(482)
Operating income (loss) from continuing operations	19,588	20,593	(9,061)	$31,120	(5,307)	$25,813
Plus:
Interest income						1,697
Interest expense						(28,122)
Facility fees and debt-related income (expense)						(2,789)
Defined benefit pension income (expense)						(4,176)
Income (loss) from continuing operations before income taxes and equity in income						$(7,577)

Other Segment Information:
Depreciation	28,789	7,413	361	$36,563	357	$36,920
Amortization (b)	1,018	6,167	22	$7,207	967	$8,174
Capital expenditures	20,553	5,334	965	$26,852	29	$26,881
(a) Other segment activities include amounts reflected in the captions Research and development costs, Other income (expenses), net, and certain activities reported in Cost of services and products sold on the Company's Consolidated Statements of Operations.
(b) Amortization expense in Corporate relates to the amortization of deferred financing costs.

16. Revenues

The Company recognizes revenues to depict the transfer of promised services and products to customers in an amount that reflects the consideration the Company expects to receive in exchange for those services and products. Service revenues include CE and the service components of HE and Rail. Product revenues include portions of HE and Rail. There are no significant inter-segment sales.

A summary of the Company's revenues by primary geographical markets as well as by key product and service groups is as follows:

	Three Months Ended
	March 31, 2025
(In thousands)	Harsco Environmental	Clean Earth	Harsco Rail	Consolidated Totals
Primary Geographical Markets (a):
North America	$55,226	$235,231	$36,976	$327,433
Western Europe	97,644	—	27,224	124,868
Latin America (b)	32,124	—	1,800	33,924
Asia-Pacific	28,564	—	3,947	32,511
Middle East and Africa	25,349	—	—	25,349
Eastern Europe	4,199	—	—	4,199
Total Revenues	$243,106	$235,231	$69,947	$548,284
Key Product and Service Groups:
Environmental services related to resource recovery for metals manufacturing and related logistical services	$227,205	$—	$—	$227,205
Ecoproducts	10,692	—	—	10,692
Environmental systems for aluminum dross and scrap processing	5,209	—	—	5,209
Railway track maintenance equipment	—	—	33,068	33,068
After-market parts and services; safety and diagnostic technology	—	—	22,915	22,915
Railway contracting services	—	—	13,964	13,964
Hazardous waste processing solutions	—	197,971	—	197,971
Soil and dredged materials processing and reuse solutions	—	37,260	—	37,260
Total Revenues	$243,106	$235,231	$69,947	$548,284

	Three Months Ended
	March 31, 2024
(In thousands)	Harsco Environmental	Clean Earth	Harsco Rail	Consolidated Totals
Primary Geographical Markets (a):
North America	$84,210	$226,030	$44,431	$354,671
Western Europe	110,275	—	21,372	131,647
Latin America (b)	42,921	—	1,040	43,961
Asia-Pacific	28,915	—	8,325	37,240
Middle East and Africa	28,349	—	—	28,349
Eastern Europe	4,449	—	—	4,449
Total Revenues	$299,119	$226,030	$75,168	$600,317
Key Product and Service Groups:
Environmental services related to resource recovery for metals manufacturing and related logistical services	$258,128	$—	$—	$258,128
Ecoproducts	36,264	—	—	36,264
Environmental systems for aluminum dross and scrap processing	4,727	—	—	4,727
Railway track maintenance equipment	—	—	29,918	29,918
After-market parts and services; safety and diagnostic technology	—	—	30,876	30,876
Railway contracting services	—	—	14,374	14,374
Hazardous waste processing solutions	—	191,910	—	191,910
Soil and dredged materials processing and reuse solutions	—	34,120	—	34,120
Total Revenues	$299,119	$226,030	$75,168	$600,317
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

The Company had contract assets totaling $91.9 million and $97.2 million at March 31, 2025 and December 31, 2024, respectively. The Company had advances on contracts totaling $9.8 million and $23.9 million at March 31, 2025 and December 31, 2024, respectively. The decrease in advances on contracts is due principally to recognition of revenue on previously received advances on contracts in excess of receipts of new advances on contracts during the period. During the three months ended March 31, 2025, the Company recognized $17.6 million of revenue related to amounts previously included in advances on contracts. During the three months ended March 31, 2024, the Company recognized revenues of $10.7 million related to amounts previously included in advances on contracts.

The table below represents the expected fulfillment year of Company's fixed, unsatisfied performance obligations, where the expected contract duration exceeds one year, by segment, and excludes any variable fees, fixed fees subject to indexation and any performance obligations expected to be satisfied within one year:

(In thousands)	Harsco Environmental	Harsco Rail
2026	$17,632	$44,680
2027	15,092	22,231
2028	12,435	20,615
2029	9,398	4,897
2030	3,132	4,031
Thereafter	3,132	723
Total remaining performance obligations	$60,821	$97,177

Rail is currently manufacturing highly-engineered equipment under large long-term fixed-price contracts with SBB, Network Rail, and Deutsche Bahn. As previously disclosed, the Company has recognized estimated forward loss provisions related to these contracts due to several factors, such as material and labor cost inflation, supply chain delays, the bankruptcy of a key vendor and increased engineering efforts. No provisions related to these contracts were recognized in the three months ended March 31, 2024.

For the Network Rail contract, the Company recorded an additional loss provision of $1.1 million in the first quarter of 2025, primarily related to increased estimated engineering and manufacturing costs.

For the Deutsche Bahn contract, the Company recorded a net favorable adjustment of $13.3 million during the three months ended March 31, 2025. This favorable adjustment was the result of an amendment to the contract with Deutsche Bahn which included additional pricing, as well as an extension of the delivery schedule for the machines which resulted in a reduction of the previous estimate of penalties. The increased pricing and reduction of penalties were recorded as an increase to revenue. Partially offsetting this were higher estimated material, manufacturing and engineering costs.

For the SBB contract, during the months ended March 31, 2025, the Company recorded an additional loss provision of $1.1 million due to an increased estimate for engineering costs and a supplier claim.

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

As of March 31, 2025, the contracts with Network Rail, Deutsche Bahn and SBB are 68%, 49% and 91% complete, respectively, based on costs incurred.

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

17.   Other Expense (Income), Net

The major components of this Condensed Consolidated Statements of Operations caption were as follows:

	Three Months Ended
	March 31
(In thousands)	2025	2024
Employee termination benefit costs	$2,518	$382
Other costs (income) for exit activities	1,958	548
Impaired asset write-downs	583	—
Net gains on sale of assets	(768)	(3,370)
Other (income) expenses, net	$4,291	$(2,440)

18. Components of Accumulated Other Comprehensive Loss
AOCI is included on the Condensed Consolidated Statements of Stockholders' Equity. The components of AOCI, net of the effect of income taxes, and activity for the three months ended March 31, 2025 and 2024 were as follows:

	Components of AOCI, Net of Tax
(In thousands)	Cumulative Foreign Exchange Translation Adjustments	Effective Portion of Derivatives Designated as Hedging Instruments	Cumulative Unrecognized Actuarial Losses on Pension Obligations	Unrealized Gain (Loss) on Marketable Securities	Total
Balance at December 31, 2024	$(228,698)	$3,769	$(314,057)	$22	$(538,964)
OCI before reclassifications (a)(b)	15,723	(2,824)	(8,651)	(2)	4,246
Amounts reclassified from AOCI, net of tax	—	27	4,445	—	4,472
Total OCI	15,723	(2,797)	(4,206)	(2)	8,718
Less: OCI attributable to noncontrolling interests	(367)	—	—	—	(367)
OCI attributable to Enviri Corporation	15,356	(2,797)	(4,206)	(2)	8,351
Balance at March 31, 2025	$(213,342)	$972	$(318,263)	$20	$(530,613)

	Components of AOCI, Net of Tax
	Cumulative Foreign Exchange Translation Adjustments	Effective Portion of Derivatives Designated as Hedging Instruments	Cumulative Unrecognized Actuarial Losses on Pension Obligations	Unrealized Gain (Loss) on Marketable Securities	Total
Balance at December 31, 2023	(183,499)	(470)	(355,740)	15	(539,694)
OCI before reclassifications (a)(b)	(16,535)	2,865	2,310	2	(11,358)
Amounts reclassified from AOCI, net of tax	—	(1,002)	4,701	—	3,699
Total OCI	(16,535)	1,863	7,011	2	(7,659)
Less: OCI attributable to noncontrolling interests	821	—	—	—	821
OCI attributable to Enviri Corporation	(15,714)	1,863	7,011	2	(6,838)
Balance at March 31, 2024	(199,213)	1,393	(348,729)	17	(546,532)
(a)    The cumulative amounts from foreign exchange translation and unrecognized actuarial losses on pension obligations are principally from foreign currency fluctuation.
(b)    The amounts related to the effective portion of derivatives designated as hedge instruments are due to the net change from periodic revaluations.

Amounts reclassified from AOCI were as follows:

(In thousands)	Three Months Ended		Location on the Condensed Consolidated Statements of Operations
	March 31
	2025	2024
Amortization of cash flow hedging instruments:
Foreign currency exchange forward contracts	$192	$(404)	Product revenues
Interest rate swaps	(117)	(882)	Interest expense
Total before income taxes	75	(1,286)
Income taxes	(48)	284
Total reclassification of cash flow hedging instruments, net of tax	$27	$(1,002)

Amortization of defined benefit pension items (c):
Actuarial losses	$4,535	$4,846	Defined benefit pension income (expense)
Prior service costs	114	118	Defined benefit pension income (expense)
Total before income taxes	4,649	4,964
Income taxes	(204)	(263)
Total reclassification of defined benefit pension items, net of tax	$4,445	$4,701
(c)    These AOCI components are included in the computation of net periodic pension costs. See Note 10, Employee Benefit Plans, for additional details.

ITEM 2.                 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements as well as the audited consolidated financial statements of the Company, including the notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 which includes additional information about the Company’s critical accounting policies, contractual obligations, practices and the transactions that support the financial results, and provides a more comprehensive summary of the Company’s outlook, trends and strategies for 2025 and beyond.

Forward-Looking Statements
The nature of the Company's business, together with the number of countries in which it operates, subject it to changing economic, competitive, regulatory and technological conditions, risks and uncertainties. In accordance with the "safe harbor" provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"), the Company provides the following cautionary remarks regarding important factors that, among others, could cause future results to differ materially from the results contemplated by forward-looking statements, including the expectations and assumptions expressed or implied herein. Forward-looking statements contained herein could include, among other things, statements about management's confidence in and strategies for performance; expectations for new and existing products, technologies and opportunities and expectations regarding growth, sales, cash flows, and earnings. Forward-looking statements can be identified by the use of such terms as "may," "could," "expect," "anticipate," "intend," "believe," "likely," "estimate," "outlook," "plan", "contemplate", "project", "target" or other comparable terms.
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
(6)risks caused by customer concentration, fixed-price and long-term customer contracts, especially those related to complex engineered equipment and the competitive nature of the industries in which the Company operates;

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

A further discussion of these, along with other potential risk factors, can be found in Part I, Item 1A, "Risk Factors," of the Company's Annual Report on Form 10-K for the year ended December 31, 2024. The Company cautions that these factors may not be exhaustive and that many of these factors are beyond the Company's ability to control or predict. Accordingly, forward-looking statements should not be relied upon as a prediction of actual results. The Company undertakes no duty to update forward-looking statements except as may be required by law.

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

In February 2025, the Company entered into an amendment to the Credit Agreement to reset the levels of its covenants, among other changes. As a result of this amendment, the total Net Debt to Consolidated Adjusted EBITDA ratio covenant is set to 4.75x for the quarter ended March 31, 2025, 5.00x for the quarters ended June 30, 2025 and September 30, 2025 and then decreases every six months by 0.25x until reaching 4.00x for the quarter ended June 30, 2027 and thereafter. The interest coverage ratio was set to a minimum of 2.50x for each quarter ended after December 31, 2024. The Company continues to expect that it will maintain compliance with the amended covenants.

As disclosed in Part I, Item 1A: Risk Factors, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, the Company’s business is subject to risks related to doing business internationally, including tariff policy or tariff regulation, as well as international political and trade tensions. Starting in the first quarter of 2025, the United States government announced additional tariffs on goods imported into the U.S. from numerous countries and multiple nations countered with tariffs and other actions in response. The U.S. government stated that it is willing to negotiate with other countries regarding the tariffs. Additionally, the European Union recently announced plans to lower import quotes and implement anti-dumping duties against various countries that have imported certain steel products into the region as well as other actions as part a European Steel and Metals Action Plan. These efforts by the EU are intended to support a healthy industrial manufacturing base in the region. The Company is currently assessing the impacts of these tariffs on its businesses.

Results of Operations

Amounts included in this Part I. Item 2. Results of Operations are rounded in millions and all percentages are calculated on actual amounts. As a result, minor differences may exist due to rounding.

Segment Results

	Three Months Ended
	March 31
(in millions, except percentages)	2025	2024
Revenues:
Harsco Environmental	$243.1	$299.1
Clean Earth	235.2	226.0
Harsco Rail	69.9	75.2
Total Revenues	$548.3	$600.3
Operating income (loss):
Harsco Environmental	$10.1	$19.6
Clean Earth	22.7	20.6
Harsco Rail	8.2	(9.1)
Corporate	(10.2)	(5.3)
Total operating income (loss)	$30.7	$25.8
Operating margin:
Harsco Environmental	4.1%	6.5%
Clean Earth	9.6%	9.1%
Harsco Rail	11.7%	(12.1)%
Consolidated operating margin	5.6%	4.3%

Harsco Environmental Segment:

Significant Effects on Revenues (in millions)	Three Months Ended
Revenues — March 31, 2024	$299.1
Impact of divestitures	(25.4)
Net impact of new and lost contracts	(18.1)
Impact of foreign currency translation	(13.0)
Net effects of price/volume changes, primarily attributable to volume changes and services mix	0.5
Revenues — March 31, 2025	$243.1
The following factors contributed to the changes in operating income (loss) during the three months ended March 31, 2025.

Factors Positively Affecting Operating Income:
•Higher operating income from environmental service contracts at certain sites due, in part, to higher overall service levels during the three months ended March 31, 2025 and were partially offset by lower revenues from decreased service levels and increased costs at certain sites, when compared to the three months ended March 31, 2024.

Factors Negatively Impacting Operating Income:
•The unfavorable net effects from new and lost contracts that resulted in a decrease in operating income of $4.5 million during the three months ended March 31, 2025, compared to the three months ended March 31, 2024.
•The three months ended March 31, 2025 included a $4.0 million increase in total severance and related costs pertaining to restructuring activities, compared with the three months ended March 31, 2024.
•The divestitures of Performix and Reed unfavorably impacted operating income by $2.3 million during the quarter ended March 31, 2025.
•Foreign currency translation decreased operating income by $2.1 million during the three months ended March 31, 2025 when compared to the prior period.

Clean Earth Segment:

Significant Effects on Revenues (in millions)	Three Months Ended
Revenues — March 31, 2024	$226.0
Net effects of price/volume changes	9.2
Revenues — March 31, 2025	$235.2

The following factors contributed to the changes in operating income (loss) during the three months ended March 31, 2025.

Factors Positively Affecting Operating Income:
•Favorable changes in revenues attributed to the hazardous waste business increased operating income by $2.2 million for the three months ended March 31, 2025, when compared to the three months ended March 31, 2024, which are primarily due to to pricing and volume mix, as well as reduced transportation and container costs. These favorable changes were partially offset by higher compensation, depreciation expense and facility costs.
•The three months ended March 31, 2025 included a net increase of $1.6 million in operating income from higher volumes processed in the soil and dredged materials business at certain sites, net of lower volumes at certain sites, when compared to the three months ended March 31, 2024.

Factors Negatively Impacting Operating Income:
•Selling, general and administrative expenses ("SG&A") increased $2.0 million during the three months ended March 31, 2025 from the same period in 2024, mainly from higher compensation costs.

Harsco Rail Segment:

Significant Effects on Revenue (in millions)	Three Months Ended
Revenues — March 31, 2024	$75.2
Net effect of price/volume changes, primarily attributable to volume changes	(16.9)
Change in revenue adjustments as a result of certain estimated forward loss provisions (a)	12.2
Impact of foreign currency translation	(0.6)
Revenues — March 31, 2025	$69.9
(a) Principally as a result of an amendment to the Deutsche Bahn contract, as referenced in Note 16, Revenues in Part I. Financial Statements.

The following factors contributed to the changes in operating income (loss) during the three months ended March 31, 2025.

Factors Positively Affecting Operating Income:
•A favorable net change in forward estimated loss provisions during the three months ended March 31, 2025 of $11.1 million, related to the Company's long-term contracts with Network Rail, Deutsche Bahn and SBB. No such adjustment was recorded during the three months ended March 31, 2024. See Note 16, Revenues in Part I. Financial Statements for further discussion.
•A charge of $10.7 million was recorded for the remeasurement of long-lived assets during the three months ended March 31, 2024 related to the depreciation and amortization expense that would have been recognized during the period Rail's assets were classified as held for use on the Company's Consolidated Balance Sheets. This charge did not reoccur in the three months ended March 31, 2025.

Factors Negatively Impacting Operating Income:
•A decrease in after-market part sales from lower demand for the three months ended March 31, 2025 that resulted in a decrease of operating income of $2.8 million, when compared to the same period in the prior year.
•A decrease of $1.4 million in operating income for the three months ended March 31, 2025 from railway contract services from the three months ended March 31, 2024, mainly as a result of a contract that was completed during the prior year.

General Corporate:

Operating income (loss) from continuing operations included a $3.3 million net gain on the sale of assets recognized in Corporate during the three months ended March 31, 2024, which did not reoccur in the three months ended March 31, 2025.

Consolidated Results

	March 31
	Three Months Ended
(in millions, except per share amounts and percentages)	2025	2024
Total revenues	$548.3	$600.3
Cost of services and products sold	423.8	478.3
Selling, general and administrative expenses	89.1	87.1
Research and development expenses	0.5	0.9
Remeasurement of long-lived assets	—	10.7
Other expense (income), net	4.3	(2.4)
Operating income (loss) from continuing operations	30.7	25.8
Interest income	0.5	1.7
Interest expense	(26.6)	(28.1)
Facility fees and debt-related income (expense)	(2.6)	(2.8)
Defined benefit pension income (expense)	(5.0)	(4.2)
Income (loss) from continuing operations before income taxes and equity in income	(3.1)	(7.6)
Income tax benefit (expense) from continuing operations	(7.9)	(7.9)
Equity in income (loss) of unconsolidated entities, net	—	(0.2)
Income (loss) from continuing operations	(11.0)	(15.7)
Income (loss) from discontinued businesses	(1.6)	(1.5)
Income tax benefit (expense) related to discontinued operations	0.4	0.4
Income (loss) from discontinued operations, net of tax	(1.2)	(1.1)
Net income (loss)	(12.2)	(16.8)
Total other comprehensive income (loss)	8.7	(7.7)
Total comprehensive income (loss)	(3.5)	(24.5)
Diluted earnings (loss) per common share from continuing operations attributable to Enviri Corporation common stockholders	$(0.15)	$(0.21)
Effective income tax rate for continuing operations	(255.5)%	(104.5)%

Comparative Analysis of Consolidated Results

Total Revenues
Revenues for the three months ended March 31, 2025 decreased by $52.0 million, or 8.7%, from the three months ended March 31, 2024. Foreign currency translation decreased revenues by $13.6 million during the three months ended March 31, 2025, compared with the same period in the prior year. Refer to the discussion of segment results above for information pertaining to factors positively affecting and negatively impacting revenues.

Cost of Services and Products Sold
Cost of services and products sold for the three months ended March 31, 2025 decreased by $54.5 million, or 11.4%, from the three months ended March 31, 2024. The changes in cost of services and products sold were attributable to the following significant items:

March 31, 2025
(in millions)	Three Months Ended
Change in costs due to changes in revenue volume and mix (a)	$(24.1)
Changes in costs from divestitures	(21.1)
Impact of foreign currency translation	(10.6)
Other	1.3
Total change in cost of services and products sold — 2025 vs. 2024	$(54.5)
(a) Includes the net impact from new and lost contracts in HE.

Selling, General and Administrative Expenses
SG&A for the three months ended March 31, 2025 increased by $2.0 million, or 2.3%, from March 31, 2024. This increase was principally due to higher professional fees of $1.9 million, primarily incurred by Corporate for costs to support and execute the Company's long-term strategies, and compensation costs of $1.9 million, mostly due by CE and Corporate. These increases were net of total SG&A reductions of $2.0 million as a result of the divestitures of Reed and Performix in HE.

Remeasurement of Long-Lived Assets
During the three months ended March 31, 2024, the Company recorded $10.7 million in depreciation and amortization expense for Rail's property, plant and equipment and intangible assets that were previously classified in Assets held for sale from November 2021 through February 2024 and was reclassified into its respective caption for assets held for use on the Company's Consolidated Balance Sheets at March 31, 2024. This amount includes all of the depreciation and amortization expense that would have been recognized during the periods that these assets were classified as held for sale. This charge was not repeated in the three months ended March 31, 2025.

Other (Income) Expenses, Net
The major components of this Condensed Consolidated Statements of Operations caption are as follows:

	Three Months Ended
	March 31
(in millions)	2025	2024
Employee termination benefit costs	$2.5	$0.4
Other costs (income) for exit activities	2.0	0.5
Impaired asset write-downs	0.6	—
Net gains on sale of assets	(0.8)	(3.4)
Other (income) expenses, net	$4.3	$(2.4)

Interest Expense
Interest expense during the three months ended March 31, 2025 decreased by $1.5 million, compared with the three months ended March 31, 2024. This decrease is mainly driven by lower interest rates charged on borrowings under the Company's Senior Secured Credit Facilities and from lower balances on the Revolving Credit Facility during the three months ended March 31, 2025, when compared to the three months ended March 31, 2024, partially offset by an increase in expense from the addition of finance leases after March 31, 2024.
Interest Income
Interest income was $0.5 million for the three months ended March 31, 2025, compared to $1.7 million for the three months ended March 31, 2024.
Facility Fees and Debt-Related Income (Expense)
The Company recognized facility fee expense mostly related to the Company's AR Facility of $2.6 million during the three months ended March 31, 2025, compared to $2.8 million recognized during the three months ended March 31, 2024, respectively. See Note 4, Trade Accounts Receivables and Other Receivables and Note 9, Debt and Credit Agreements, in Part I, Item 1. Financial Statements.
Defined Benefit Pension Income (Expense)
Defined benefit pension expense was $5.0 million and $4.2 million for the three months ended March 31, 2025 and 2024, respectively. This expense increase is primarily related to a lower expected rate of return on plan assets in the current year, compared to 2024.

Income Tax Expense
Income tax expense from continuing operations for each of the three months ended March 31, 2025 and March 31, 2024 was $7.9 million. Income tax expense during the three months ended March 31, 2025 was consistent with income tax expense for the three months ended March 31, 2024 primarily due to lower business performance in HE in various countries, a $3.3 million net gain on sale of assets in Corporate in 2024 that did not reoccur in 2025 and a $0.8 million tax benefit from the release of the Company's uncertain tax position reserve in certain foreign jurisdiction due to statute of limitation expiration, offset by a $5.7 million out-of period adjustment recorded in 2025, as described in Note 1, Basis of Presentation in Part I, Item 1. Financial Statements.

Income (Loss) from Continuing Operations
Loss from continuing operations was $11.0 million for the three months ended March 31, 2025 and $15.7 million for the three months ended March 31, 2024. The primary drivers for these changes are noted above.

Total Other Comprehensive Income (Loss)
Total other comprehensive income was $8.7 million for the three months ended March 31, 2025, compared to total other comprehensive loss of $7.7 million for the three months ended March 31, 2024. The primary driver of this change was the fluctuation of the U.S. dollar against certain currencies during the three months ended March 31, 2025, inclusive of the impact of foreign currency translation of cumulative unrecognized actuarial losses on the Company's pension obligations. This was partially offset by the change in valuation of the Company's interest rate swaps during the three months ended March 31, 2025, when compared to the valuation during the three months ended March 31, 2024.

Liquidity and Capital Resources
Amounts included in this Part I. Item 2. Liquidity and Capital Resources are rounded in millions and all percentages are calculated on actual amounts. As a result, minor differences may exist due to rounding.

Cash Flow Summary
The Company currently expects to have sufficient financial liquidity and borrowing capacity to support the strategies within each of its businesses and its current operating and debt service needs. The Company currently expects operational and business needs, in addition to the repayment of its current debt maturities, to be met by cash provided by operations, supplemented with borrowings from time to time, principally under the Senior Secured Credit Facilities. The Company expects the Senior Secured Credit Facilities to be fully available based on continued compliance with the related covenants based on its current outlook. The Company supplements the cash provided by operations with borrowings due to historical patterns of seasonal cash flow and the funding of various projects. The Company regularly assesses capital needs in the context of operational trends and strategic initiatives.

The Company’s cash flows from operating, investing and financing activities, as reflected on the Condensed Consolidated Statements of Cash Flows, are summarized in the following table:

	Three Months Ended
	March 31
(In millions)	2025	2024
Net cash provided (used) by:
Operating activities	$6.6	$1.3
Investing activities	(18.4)	(23.2)
Financing activities	26.1	12.9
Effect of exchange rate changes on cash and cash equivalents, including restricted cash	—	(8.3)
Net change in cash and cash equivalents, including restricted cash	$14.3	$(17.2)
Net cash (used) provided by operating activities — Net cash provided by operating activities for the three months ended March 31, 2025 was $6.6 million, an increase in cash flows of $5.3 million from the three months ended March 31, 2024, primarily as a result of a net favorable change in working capital related to the timing of payments for accounts payable, a decrease in payments of accrued compensation and $10.0 million in proceeds received from the Company's AR Facility during the three months ended March 31, 2025. These cash inflows were partially offset by unfavorable changes related to the timing of accounts receivable collections across each of the segments during the three months ended March 31, 2025.

Net cash (used ) provided by investing activities — Net cash used by investing activities during the three months ended March 31, 2025 was $18.4 million, a decrease in net cash used of $4.8 million from net cash used during the three months ended March 31, 2024. This net decrease includes a $5.3 million reduction in capital expenditures during the three months ended March 31, 2025, primarily attributable to HE, and $1.7 million of net proceeds from the settlement of foreign currency forward exchange contracts during the three months ended March 31, 2025, compared to net payments of $0.6 million made during the same period in the prior year. These favorable changes were offset by a $2.9 million decrease in the three months ended March 31, 2025 of net proceeds from the sale of assets, primarily within Corporate, compared to the same period in the prior year.

Net cash (used) provided by financing activities — Net cash provided by financing activities during the three months ended March 31, 2025 increased by $13.2 million from the three months ended March 31, 2024, mostly attributable to $8.2 million in dividend payments made to strategic venture partners for HE during the three months ended March 31, 2024 and $6.1 million from higher net borrowings during the three months ended March 31, 2025, which were primarily used to support the Company's operating activities related to the changes in operating and investing activities explained above.

Effects of exchange rate changes on cash and cash equivalents, including restricted cash — The increase of $8.2 million resulted from exchange rate fluctuations during the three months ended March 31, 2024 due to the strengthening of the U.S. dollar against certain currencies, primarily the Egyptian pound, impacting the Company's global cash balances held in these currencies, which did not repeat during the three months ended March 31, 2025.

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

Summary of Senior Secured Credit Facilities and Notes: (in millions)	March 31 2025	December 31 2024
By type:
Term Loan	$481.3	$482.5
Revolving Credit Facility	437.0	407.0
5.75% Senior Notes	475.0	475.0
Total	$1,393.3	$1,364.5
By classification:
Current	$5.0	$5.0
Long-term	1,388.3	1,359.5
Total	$1,393.3	$1,364.5

	March 31, 2025
(In millions)	Facility Limit	Outstanding Balance	Outstanding Letters of Credit	Available Credit
Revolving credit facility (a)	$675.0	$437.0	$24.5	$213.5
(a) Includes $50.0 million and $625.0 million of revolving credit commitments scheduled to mature on March 10, 2026 and September 5, 2029, respectively. Refer to Note 9, Debt and Credit Agreements in Part I. Financial Statements for more information related to the Company's Senior Secured Credit Facilities.

Debt Covenants
Under the terms of the February 2025 amendment to the Company's Senior Secured Credit Facilities, the net debt to consolidated adjusted EBITDA ratio covenant is 4.75x for the quarter ended March 31, 2025, 5.00x for the quarters ended June 30, 2025 and September 30, 2025 and then decreases every six months by 0.25x until reaching 4.00x for the quarter ended June 30, 2027 and thereafter. The Company's required coverage of consolidated interest charges is set to a minimum of 2.50x for each quarter ended after December 31, 2024.

At March 31, 2025, the Company was in compliance with these covenants, as the total net debt to Consolidated Adjusted EBITDA ratio was 4.31x, compared to the permitted maximum ratio of 4.75x, and total interest coverage ratio was 3.03x, compared to the permitted minimum ratio of 2.50x. Based on balances and covenants in effect at March 31, 2025, the Company could increase net debt by $142.4 million and remain in compliance with these debt covenants. Alternatively, Consolidated Adjusted EBITDA could decrease by $30.0 million or interest expense could increase by $22.4 million and the Company would remain in compliance with these covenants at March 31, 2025. The Company believes it will continue to maintain compliance with these covenants based on its current outlook. However, the Company’s estimates of compliance with these covenants could change in the future with a deterioration in economic conditions, the recently imposed tariffs, higher than forecasted interest rate increases, the timing of working capital, including the collection of receivables, an inability to successfully realize increased pricing and implement cost reduction initiatives that mitigate the impacts of inflation and other factors that may adversely impact its compliance with covenants.

AR Facility
The Company maintains a revolving trade receivables securitization facility to accelerate cash flows from trade accounts receivable, which is scheduled to mature in October 2027, based on the amended terms of the AR Facility in October 2024. Under the AR Facility, the Company and its designated subsidiaries continuously sell their trade receivables as they are originated to the wholly-owned bankruptcy-remote SPE. The SPE transfers ownership and control of qualifying receivables to PNC up to a maximum purchase commitment of $160.0 million, which was increased from $150.0 million under the amended terms in February 2025.

During the three months ended March 31, 2025, the Company received $10.0 million in proceeds from the AR Facility. No proceeds were received from the AR Facility during the three months ended March 31, 2024.

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

At March 31, 2025, the Company's consolidated cash and cash equivalents included $101.2 million held by non-U.S. subsidiaries and approximately 4.8% of the Company's consolidated cash and cash equivalents had regulatory restrictions that would preclude the transfer of funds with and among subsidiaries. Non-U.S. subsidiaries also held $28.7 million of cash and cash equivalents in consolidated strategic ventures. The strategic venture agreements may require strategic venture partner approval to transfer funds with and among subsidiaries. While the Company's remaining non-U.S. cash and cash equivalents can be transferred with and among subsidiaries, the majority of these non-U.S. cash balances will be used to support the ongoing working capital needs and continued growth of the Company's non-U.S. operations.

Recently Adopted and Recently Issued Accounting Standards

Information on recently adopted and recently issued accounting standards is included in Note 2, Recently Adopted and Recently Issued Accounting Standards, in Part I, Item 1, Financial Statements.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risks have not changed significantly from those disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

ITEM 4.        CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of March 31, 2025, an evaluation was performed, under the supervision and with the participation of the Company’s management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a – 15 under the Securities and Exchange Act of 1934, as amended. Based upon that evaluation, such officers concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities and Exchange Act of 1934, as amended (1) is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and (2) is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

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

PART II — OTHER INFORMATION
ITEM 1.        LEGAL PROCEEDINGS
Information on legal proceedings is included in Note 12, Commitments and Contingencies, in Part I, Item 1, Financial Statements.

ITEM 1A.     RISK FACTORS
The Company's risk factors as of March 31, 2025 have not changed materially from those described in Part 1, Item 1A, "Risk Factors" of the Company's Annual Report on Form 10-K for the year ended December 31, 2024.

ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 5.        OTHER INFORMATION
During the three months ended March 31, 2025, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted, modified, or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement for the purchase or sale of securities of the Company, within the meaning of Item 408 of Regulation S-K.

ITEM 6.        EXHIBITS

The following exhibits are included as part of this report by reference:

Exhibit Number	Description
10.1	Form of RSU Award Agreement (for awards granted on or after March 1, 2025).*
10.2	Form of PSU Award Agreement (for awards granted on or after March 1, 2025).*
10.3	Form of SAR Award Agreement (for awards granted on or after March 1, 2025).*
10.4
Amendment No. 15 to Third Amended and Restated Credit Agreement, dated as of February 14, 2025, among Enviri Corporation, the Subsidiary Guarantors party thereto, Bank of America, N.A., as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K dated February 20, 2025, Commission File Number 001-03970).

10.5
Amendment No. 4 to the Receivables Purchase Agreement, dated February 14, 2025, by and among Harsco Receivables LLC, Enviri Corporation, and PNC Bank, National Association, as administrative agent and as a purchaser (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K dated February 20, 2025, Commission File Number 001-03970).

10.6
Cooperation Agreement, dated January 17, 2025, between Enviri Corporation, Neuberger Berman Group LLC, and certain of its affiliates party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 17, 2025, Commission File Number 001-03970).

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

ENVIRI CORPORATION
(Registrant)

DATE	May 1, 2025	/s/ TOM VADAKETH
Tom Vadaketh
Senior Vice President and Chief Financial Officer
(On behalf of the registrant and as Principal Financial Officer)

DATE	May 1, 2025	/s/ SAMUEL C. FENICE
Samuel C. Fenice
Vice President and Corporate Controller
(Principal Accounting Officer)