Form 10-Q
period 2025-06-30
ENVIRI Corp
filed 2025-08-05
CIK 45876

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2025
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐  NO ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2025
Common stock, par value $1.25 per share	80,647,978

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

PART I — FINANCIAL INFORMATION
ITEM 1.      FINANCIAL STATEMENTS
ENVIRI CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands)	June 30 2025	December 31 2024
ASSETS
Current assets:
Cash and cash equivalents	$97,796	$88,359
Restricted cash	15,739	1,799
Trade accounts receivable, net	287,251	260,690
Other receivables	46,789	40,439
Inventories	195,777	182,042
Current portion of contract assets	44,439	59,881
Prepaid expenses	50,688	62,435
Other current assets	9,402	14,880
Total current assets	747,881	710,525
Property, plant and equipment, net	694,553	664,292
Right-of-use assets, net	124,668	92,153
Goodwill	760,082	739,758
Intangible assets, net	286,512	298,438
Retirement plan assets	79,218	73,745
Deferred income tax assets	20,882	17,578
Other assets	56,515	53,744
Total assets	$2,770,311	$2,650,233
LIABILITIES
Current liabilities:
Short-term borrowings	$10,575	$8,144
Current maturities of long-term debt	25,227	21,004
Accounts payable	240,747	214,689
Accrued compensation	55,490	63,686
Income taxes payable	4,744	5,747
Reserve for forward losses on contracts	52,187	54,320
Current portion of advances on contracts	6,315	13,265
Derivative liabilities	38,104	1,284
Current portion of operating lease liabilities	29,753	26,049
Other current liabilities	162,922	158,194
Total current liabilities	626,064	566,382
Long-term debt	1,482,138	1,410,718
Retirement plan liabilities	28,651	27,019
Operating lease liabilities	97,198	67,998
Environmental liabilities	43,157	46,585
Deferred tax liabilities	24,090	26,796
Other liabilities	51,182	55,136
Total liabilities	2,352,480	2,200,634
COMMITMENTS AND CONTINGENCIES
ENVIRI CORPORATION STOCKHOLDERS’ EQUITY
Common stock	147,706	146,844
Additional paid-in capital	264,000	255,102
Accumulated other comprehensive loss	(521,368)	(538,964)
Retained earnings	1,339,344	1,400,347
Treasury stock	(853,416)	(851,881)
Total Enviri Corporation stockholders’ equity	376,266	411,448
Noncontrolling interests	41,565	38,151
Total equity	417,831	449,599
Total liabilities and equity	$2,770,311	$2,650,233
See accompanying notes to unaudited condensed consolidated financial statements.

ENVIRI CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
(In thousands, except per share amounts)	2025	2024	2025	2024
Revenues from continuing operations:
Service revenues	$505,241	$505,283	$982,081	$1,004,437
Product revenues	57,013	104,710	128,457	205,873
Total revenues	562,254	609,993	1,110,538	1,210,310
Costs and expenses from continuing operations:
Cost of services sold	394,811	388,222	767,213	781,074
Cost of products sold	68,339	91,996	119,700	177,406
Selling, general and administrative expenses	95,503	90,454	184,611	177,580
Research and development expenses	995	943	1,462	1,804
Intangible asset impairment charge	—	2,840	—	2,840
Property, plant and equipment impairment charge	7,386	—	7,386	—
Remeasurement of long-lived assets	—	—	—	10,695
Gain on sale of businesses, net	—	(1,877)	—	(1,877)
Other expense (income), net	2,411	6,160	6,702	3,720
Total costs and expenses	569,445	578,738	1,087,074	1,153,242
Operating income (loss) from continuing operations	(7,191)	31,255	23,464	57,068
Interest income	470	3,435	924	5,132
Interest expense	(27,600)	(27,934)	(54,174)	(56,056)
Facility fees and debt-related income (expense)	(2,619)	(2,920)	(5,231)	(5,709)
Defined benefit pension income (expense)	(5,387)	(4,166)	(10,420)	(8,342)
Income (loss) from continuing operations before income taxes and equity in income	(42,327)	(330)	(45,437)	(7,907)
Income tax benefit (expense) from continuing operations	(3,609)	(10,020)	(11,555)	(17,935)
Equity in income (loss) of unconsolidated entities, net	44	127	72	(122)
Income (loss) from continuing operations	(45,892)	(10,223)	(56,920)	(25,964)
Discontinued operations:
Income (loss) from discontinued businesses	(889)	(1,211)	(2,468)	(2,703)
Income tax benefit (expense) from discontinued businesses	232	314	644	701
Income (loss) from discontinued operations, net of tax	(657)	(897)	(1,824)	(2,002)
Net income (loss)	(46,549)	(11,120)	(58,744)	(27,966)
Less: Net loss (income) attributable to noncontrolling interests	(1,058)	(2,481)	(2,259)	(3,597)
Net income (loss) attributable to Enviri Corporation	$(47,607)	$(13,601)	$(61,003)	$(31,563)
Amounts attributable to Enviri Corporation common stockholders:
Income (loss) from continuing operations, net of tax	$(46,950)	$(12,704)	$(59,179)	$(29,561)
Income (loss) from discontinued operations, net of tax	(657)	(897)	(1,824)	(2,002)
Net income (loss) attributable to Enviri Corporation common stockholders	$(47,607)	$(13,601)	$(61,003)	$(31,563)

Weighted-average shares of common stock outstanding	80,629	80,146	80,481	80,045
Basic earnings (loss) per common share attributable to Enviri Corporation common stockholders:
Continuing operations	$(0.58)	$(0.16)	$(0.74)	$(0.37)
Discontinued operations	(0.01)	(0.01)	(0.02)	(0.03)
Basic earnings (loss) per share attributable to Enviri Corporation common stockholders	$(0.59)	$(0.17)	$(0.76)	$(0.39)	(a)

Diluted weighted-average shares of common stock outstanding	80,629	80,146	80,481	80,045
Diluted earnings (loss) per common share attributable to Enviri Corporation common stockholders:
Continuing operations	$(0.58)	$(0.16)	$(0.74)	$(0.37)
Discontinued operations	(0.01)	(0.01)	(0.02)	(0.03)
Diluted earnings (loss) per share attributable to Enviri Corporation common stockholders	$(0.59)	$(0.17)	$(0.76)	$(0.39)	(a)

(a) Earnings (loss) per share attributable to Enviri Corporation common stockholders is calculated based on actual amounts. As a result, these per share amounts may not total due to rounding.
See accompanying notes to unaudited condensed consolidated financial statements.

ENVIRI CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

	Three Months Ended
	June 30
(In thousands)	2025	2024
Net income (loss)	$(46,549)	$(11,120)
Other comprehensive income (loss):
Foreign currency translation adjustments, net of deferred income taxes of $3,790 and $181 in 2025 and 2024, respectively	22,947	(10,805)
Net gain (loss) on cash flow hedging instruments, net of deferred income taxes of $352 and $(32) in 2025 and 2024, respectively	(1,800)	128
Pension liability adjustments, net of deferred income taxes of $(204) and $(263) in 2025 and 2024, respectively	(11,122)	4,442
Unrealized gain (loss) on marketable securities, net of deferred income taxes of $(4) and $2 in 2025 and 2024, respectively	8	(5)
Total other comprehensive income (loss)	10,033	(6,240)
Total comprehensive income (loss)	(36,516)	(17,360)
Comprehensive (income) loss attributable to noncontrolling interests	(1,846)	(2,257)
Comprehensive income (loss) attributable to Enviri Corporation	$(38,362)	$(19,617)

	Six Months Ended
	June 30
(In thousands)	2025	2024
Net income (loss)	$(58,744)	$(27,966)
Other comprehensive income (loss):
Foreign currency translation adjustments, net of deferred income taxes of $5,746 and $(300) in 2025 and 2024, respectively	38,670	(27,340)
Net gain (loss) on cash flow hedging instruments, net of deferred income taxes of $1,135 and $(687) in 2025 and 2024, respectively	(4,597)	1,991
Pension liability adjustments, net of deferred income taxes of $(457) and $(559) in 2025 and 2024, respectively	(15,328)	11,453
Unrealized gain (loss) on marketable securities, net of deferred income taxes of $(3) and $1 in 2025 and 2024, respectively	6	(3)
Total other comprehensive income (loss)	18,751	(13,899)
Total comprehensive income (loss)	(39,993)	(41,865)
Less: Comprehensive (income) loss attributable to noncontrolling interests	(3,414)	(2,552)
Comprehensive income (loss) attributable to Enviri Corporation	$(43,407)	$(44,417)

See accompanying notes to unaudited condensed consolidated financial statements.

ENVIRI CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30
(In thousands)	2025	2024
Cash flows from operating activities:
Net income (loss)	$(58,744)	$(27,966)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	74,343	73,946
Amortization	14,964	16,180
Deferred income tax (benefit) expense	(2,387)	5,771
Equity in (income) loss of unconsolidated entities, net	(72)	122
Right-of-use assets	15,127	16,194
Property, plant and equipment impairment charge	7,386	—
Intangible asset impairment charge	—	2,840
Remeasurement of long-lived assets	—	10,695
Gain on sale of businesses, net	—	(1,877)
Stock-based compensation	9,760	8,262
Other, net	(3,149)	(8,257)
Changes in assets and liabilities, net of acquisitions and dispositions of businesses:
Accounts receivable	(14,314)	17,633
Inventories	(8,300)	(3,985)
Contract assets	12,413	(12,887)
Accounts payable	10,716	(5,786)
Accrued interest payable	539	(15)
Accrued compensation	(11,433)	(22,544)
Advances on contracts and other customer advances	(18,324)	(7,121)
Operating lease liabilities	(15,078)	(15,876)
Retirement plan liabilities, net	9,381	(938)
Other assets and liabilities	5,745	(4,007)
Net cash (used) provided by operating activities	28,573	40,384
Cash flows from investing activities:
Purchases of property, plant and equipment	(60,659)	(60,520)
Proceeds from sale of business, net	—	16,588
Proceeds from sales of assets	3,764	7,584
Expenditures for intangible assets	(51)	(484)
Proceeds from notes receivable	—	17,023
Net proceeds (payments) from settlement of foreign currency forward exchange contracts	(4,296)	584
Net cash used by investing activities	(61,242)	(19,225)
Cash flows from financing activities:
Short-term borrowings, net	5,831	(3,138)
Borrowings and repayments under Revolving Credit Facility, net	62,000	(3,000)
Repayments of Term Loan	(2,500)	(2,500)
Cash paid for finance leases and other long-term debt	(9,669)	(6,803)
Dividends paid to noncontrolling interests	—	(12,551)
Contributions from noncontrolling interests	—	874
Stock-based compensation - Employee taxes paid	(1,534)	(1,332)
Net cash (used) provided by financing activities	54,128	(28,450)
Effect of exchange rate changes on cash and cash equivalents, including restricted cash	1,918	(9,817)
Net increase (decrease) in cash and cash equivalents, including restricted cash	23,377	(17,108)
Cash and cash equivalents, including restricted cash, at beginning of period	90,158	124,614
Cash and cash equivalents, including restricted cash, at end of period	$113,535	$107,506

See accompanying notes to unaudited condensed consolidated financial statements.

ENVIRI CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (Unaudited)

	Enviri Corporation Stockholders’ Equity
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests
(In thousands, except share amounts)	Issued	Treasury					Total
Balances, December 31, 2023	$146,105	$(849,996)	$238,416	$1,528,320	$(539,694)	$52,257	$575,408
Net income (loss)	—	—	—	(17,962)	—	1,116	(16,846)
Cash dividends declared:
Noncontrolling interests	—	—	—	—	—	(8,243)	(8,243)
Total other comprehensive income (loss), net of deferred income taxes of $(1,433)	—	—	—	—	(6,838)	(821)	(7,659)
Contributions from noncontrolling interests	—	—	—	—	—	874	874
Vesting of restricted stock units and other stock grants, net 201,053 shares	443	(1,270)	(443)	—	—	—	(1,270)
Amortization of unearned portion of stock-based compensation, net of forfeitures	—	—	3,860	—	—	—	3,860
Balances, March 31, 2024	$146,548	$(851,266)	$241,833	$1,510,358	$(546,532)	$45,183	$546,124
Net income (loss)	—	—	—	(13,601)	—	2,481	(11,120)
Cash dividends declared:
Noncontrolling interests	—	—	—	—	—	(4,308)	(4,308)
Total other comprehensive income (loss), net of deferred income taxes of $(112)	—	—	—	—	(6,016)	(224)	(6,240)
Stock appreciation rights exercised, net 603 shares	1	(2)	(1)	—	—	—	(2)
Vesting of restricted stock units and other stock grants, net 74,725 shares	102	(59)	(102)	—	—	—	(59)
Amortization of unearned portion of stock-based compensation, net of forfeitures	—	—	4,403	—	—	—	4,403
Balances, June 30, 2024	$146,651	$(851,327)	$246,133	$1,496,757	$(552,548)	$43,132	$528,798

	Enviri Corporation Stockholders’ Equity
(In thousands, except share amounts)	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests
	Issued	Treasury					Total
Balances, December 31, 2024	$146,844	$(851,881)	$255,102	$1,400,347	$(538,964)	$38,151	$449,599
Net income (loss)	—	—	—	(13,396)	—	1,201	(12,195)
Total other comprehensive income (loss), net of deferred income taxes of $2,487	—	—	—	—	8,351	367	8,718
Vesting of restricted stock units, net 284,643 shares	636	(1,357)	(636)	—	—	—	(1,357)
Vesting of performance share units, net 14,860 shares	35	(122)	(35)	—	—	—	(122)
Amortization of unearned portion of stock-based compensation, net of forfeitures	—	—	4,044	—	—	—	4,044
Balances, March 31, 2025	$147,515	$(853,360)	$258,475	$1,386,951	$(530,613)	$39,719	$448,687
Net income (loss)	—	—	—	(47,607)	—	1,058	(46,549)
Total other comprehensive income (loss), net of deferred income taxes of $3,934	—	—	—	—	9,245	788	10,033
Vesting of restricted stock units and other stock grants, net 144,761 shares	191	(56)	(191)	—	—	—	(56)
Amortization of unearned portion of stock-based compensation, net of forfeitures	—	—	5,716	—	—	—	5,716
Balances, June 30, 2025	$147,706	$(853,416)	$264,000	$1,339,344	$(521,368)	$41,565	$417,831

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

Out-of-Period Adjustment

During the six months ended June 30, 2025, the Company recorded an out-of-period adjustment that had the net effect of increasing Income tax expense from continuing operations on the Company’s Condensed Consolidated Statements of Operations by $5.7 million. The adjustment is primarily the result of an identified error in the Company’s income tax provision calculation. The Company assessed the individual and aggregate impact of this adjustment on the current year and all prior periods and determined that the cumulative effect of the adjustments was not material to the six months ended June 30, 2025 and did not result in a material misstatement to any previously issued annual or quarterly financial statements. Consequently, the Company recorded the adjustment during the three months ended March 31, 2025 and has not revised any previously issued amounts in the Company’s Consolidated Financial Statements.

Reclassifications

Reclassifications have been made to prior year amounts to conform with current year classifications. These reclassifications did not have a material impact on the Company's Condensed Consolidated Financial Statements, including the notes thereto.

2.     Recently Adopted and Recently Issued Accounting Standards

The following accounting standard was adopted during the six months ended June 30, 2025:

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

3. Dispositions

Harsco Environmental Segment
On April 1, 2024, the Company completed the sale of Performix Metallurgical Additives, LLC, a subsidiary of HE, for $17.5 million, subject to normal post-closing adjustments, and recognized a gain on the sale of $1.9 million (or approximately $1.3 million after-tax) for the three and six months ended June 30, 2024. The most material classes of assets on the date of the sale were Accounts receivable of $4.7 million and Goodwill of $5.3 million.

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

4.    Trade Accounts Receivables and Other receivables
Accounts receivable consist of the following:

(In thousands)	June 30 2025	December 31 2024
Trade accounts receivable	$299,663	$275,804
Less: Allowance for expected credit losses	(12,412)	(15,114)
Trade accounts receivable, net	$287,251	$260,690
Other receivables (a)	$46,789	$40,439
(a) Other receivables include employee receivables, insurance receivable, tax claims and refunds and other miscellaneous items not included in Trade accounts receivable, net.

The change in provision for expected credit losses related to trade accounts receivable was as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
(In thousands)	2025	2024	2025	2024
Change in provision for expected credit losses	$(2,487)	$648	$(2,759)	$481

At June 30, 2025, $7.7 million of the Company's trade accounts receivable were past due by twelve months or more, with $5.6 million of this amount reserved. The change in provision for credit losses for the three and six months ended June 30, 2025 benefited from the recovery of $2.2 million of a previously reserved balance for an HE customer who become insolvent in the fourth quarter of 2024.

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

The total outstanding balance of trade receivables that have been sold and derecognized by the SPE was $160.0 million as of June 30, 2025 and $150.0 million December 31, 2024. The SPE owned $60.6 million and $63.8 million of trade receivables as of June 30, 2025 and December 31, 2024, respectively, which is included in the caption Trade accounts receivable, net, on the Condensed Consolidated Balance Sheets.

The Company received proceeds of $10.0 million from the AR Facility during the six months ended June 30, 2025. No proceeds were received during the six months ended June 30, 2024.

Factoring Arrangements
The Company maintains factoring arrangements with a financial institution to sell certain accounts receivable that are also accounted for as a sale of financial assets and accordingly, derecognized from the Company's Condensed Consolidated Balance Sheet. The following table reflects balances for net amounts sold and program capacities for the arrangements:

(In millions)	June 30 2025	December 31 2024
Net amounts sold under factoring arrangements	$15.1	$13.3
Program capacities	21.1	18.6

5.    Inventories
Inventories consist of the following:

(In thousands)	June 30 2025	December 31 2024
Finished goods	$18,683	$14,344
Work-in-process	15,207	15,629
Raw materials and purchased parts	114,598	107,364
Stores and supplies	47,289	44,705
Total inventories	$195,777	$182,042

6.     Property, Plant and Equipment
PP&E consist of the following:

(In thousands)	June 30 2025	December 31 2024
Land and improvements	$95,569	$94,551
Buildings and improvements	238,219	225,688
Machinery and equipment	1,683,216	1,576,298
Uncompleted construction	65,258	53,441
Gross property, plant and equipment	2,082,262	1,949,978
Less: Accumulated depreciation	(1,387,709)	(1,285,686)
Property, plant and equipment, net	$694,553	$664,292
During the three months ended June 30, 2025, the Company recorded an impairment charge of $7.4 million related to its decision to exit a downstream products business in France, which is included in the caption Property, plant and equipment impairment charge in the Condensed Consolidated Statements of Operations.

7. Leases
The components of lease expense were as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
(In thousands)	2025	2024	2025	2024
Finance leases:
Depreciation expense	$4,384	$3,023	$8,343	$5,601
Interest on lease liabilities	1,568	1,085	2,960	1,900
Operating leases	9,744	9,961	19,382	19,793
Variable and short-term lease expense	13,718	13,755	26,232	27,799
Sublease income	(1)	(2)	(3)	(4)
Total lease expense	$29,413	$27,822	$56,914	$55,089

8.     Goodwill and Other Intangible Assets

The Company tests for goodwill impairment annually, or more frequently if indicators of impairment exist, or if a decision is made to dispose of a business. The Company performs its annual goodwill impairment test as of October 1 and monitors for triggering events on an ongoing basis.

During the six months ended June 30, 2025, the Company determined that there were no events or indicators present that would indicate that it was more-likely-than-not that its reporting units' fair values were less than their carrying amounts, which would require a further interim impairment analysis. However, unfavorable economic conditions, including tariffs and continued cost inflation, could impact the Company's future projected cash flows and discount rates used to estimate fair value, which could result in an impairment charge to any of the Company's reporting units in a future period.

During the three months ended June 30, 2024, due to the loss of a customer in Europe for HE, the Company recorded a $2.8 million charge to fully impair the value of a related customer relationship intangible asset. This amount is included in the caption Intangible asset impairment charge on the Condensed Consolidated Statement of Operations.

9. Debt and Credit Agreements
Long-term debt consists of the following:

(In thousands)	June 30 2025	December 31 2024
Senior Secured Credit Facilities:
Term Loan	$480,000	$482,500
Revolving Credit Facility	469,000	407,000
Senior Notes	475,000	475,000
Other financing payable (including finance leases) in varying amounts	94,291	79,917
Total debt obligations	1,518,291	1,444,417
Less: deferred financing costs	(10,926)	(12,695)
Total debt obligations, net of deferred financing costs	1,507,365	1,431,722
Less: current maturities of long-term debt	(25,227)	(21,004)
Long-term debt	$1,482,138	$1,410,718
In February 2025, the Company entered into an amendment to the Credit Agreement to reset the levels of its covenants, among other changes. As a result of this amendment, the total Net Debt to Consolidated Adjusted EBITDA ratio covenant was set to 5.00x for the quarters ended June 30, 2025 and September 30, 2025 and then decreases every six months by 0.25x until reaching 4.00x for the quarter ended June 30, 2027 and thereafter. The interest coverage ratio was set to a minimum of 2.50x for each quarter ended after December 31, 2024. The Company continues to expect that it will maintain compliance with the amended covenants.

In September 2024, the Company amended its Senior Secured Credit Facilities to, among other things, extend the term of the Revolving Credit Facility to September 5, 2029 and adjust the limit to $625.0 million. In addition, the Company retained $50.0 million of its existing revolving commitments which mature on March 10, 2026. The extended Revolving Credit Facility bears interest at a rate, depending on total net leverage, ranging from 75 to 125 basis points over base rate or 175 to 225 basis points over SOFR and the existing Revolving Credit Facility bears interest at a rate, depending on total net leverage, ranging from 50 to 175 basis points over base rate or 150 to 275 basis points over SOFR, in each case, subject to zero floor. The Company expensed $0.3 million of previously recorded deferred financing costs and capitalized $4.4 million of fees incurred related to the amendment during the three months ended September 30, 2024.

At June 30, 2025, the Company was in compliance with all covenants for its Senior Secured Credit Facilities, as amended in February 2025, as the total Net Debt to Consolidated Adjusted EBITDA ratio was 4.75x and the total interest coverage ratio was 2.84x. Based on balances and covenants in effect at June 30, 2025, the Company could increase Net Debt by $76.6 million and still be in compliance with these debt covenants. Alternatively, Consolidated Adjusted EBITDA could decrease by $15.3 million or interest expense could increase by $14.3 million and the Company would remain in compliance with these covenants.

The Company believes it will continue to maintain compliance with these amended covenants based on its current outlook. However, the Company's estimates of compliance with these covenants could change in the future with a deterioration in economic conditions including softness in certain markets, changes to tariffs, higher than forecasted interest rate increases, the timing of working capital including the collection of receivables, an inability to realize increased pricing and implement cost reduction initiatives that mitigate the impacts of inflation and other factors that may adversely impact its compliance with covenants.

Facility Fees and Debt-Related Income (Expense)
The components of the Condensed Consolidated Statements of Operations caption Facility fees and debt-related income (expense) were as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
(In thousands)	2025	2024	2025	2024
Unused debt commitment and amendment fees	(24)	—	(212)	—
Securitization and factoring fees	(2,595)	(2,920)	(5,019)	(5,709)
Facility fees and debt-related income (expense)	$(2,619)	$(2,920)	$(5,231)	$(5,709)

10.  Employee Benefit Plans

	Three Months Ended
	June 30
Defined Benefit Pension Plan Net Periodic Pension Cost (Benefit)	U.S. Plans		International Plans
(In thousands)	2025	2024	2025	2024
Service costs	$—	$—	$324	$335
Interest costs	2,313	2,419	7,689	7,434
Expected return on plan assets	(2,561)	(2,236)	(6,940)	(8,344)
Recognized prior service costs	—	—	123	117
Recognized actuarial losses	785	1,045	4,021	3,794
Defined benefit pension plan net periodic pension cost (benefit)	$537	$1,228	$5,217	$3,336

	Six Months Ended
	June 30
Defined Benefit Pension Plans Net Periodic Pension Cost (Benefit)	U.S. Plans		International Plans
(In thousands)	2025	2024	2025	2024
Service costs	$—	$—	$627	$673
Interest costs	4,626	4,838	14,862	14,894
Expected return on plan assets	(5,123)	(4,472)	(13,439)	(16,714)
Recognized prior service costs	—	—	237	235
Recognized actuarial losses	1,570	2,090	7,771	7,595
Defined benefit pension plans net periodic pension cost (benefit)	$1,073	$2,456	$10,058	$6,683

Cash contributions to U.S. and international defined benefit pension plans totaled $0.9 million and $0.5 million for the six months ended June 30, 2025, respectively. The Company's estimate of expected cash contributions to be paid during the remainder of 2025 for the U.S. and international defined benefit pension plans is $2.0 million and $0.4 million, respectively.

11.     Income Taxes

Income tax expense from continuing operations for the three and six months ended June 30, 2025 was $3.6 million and $11.6 million, respectively, compared with $10.0 million and $17.9 million for the three and six months ended June 30, 2024. The decrease in the income tax expense for the three and six months ended June 30, 2025, compared with the three and six months ended June 30, 2024, is primarily due to lower business performance in HE in various countries and in Rail in the U.S. In addition, the decrease in income tax expense for the six months ended June 30, 2025 was attributable to a $3.3 million net gain on sale of assets in Corporate in 2024 that did not reoccur in 2025 and a $0.8 million tax benefit from the release of the Company's uncertain tax position reserve in certain foreign jurisdictions due to statute of limitation expiration, partially offset by a $5.7 million out-of-period adjustment recorded in the first quarter of 2025. See Note 1, Basis for Presentation for additional information on the out-of-period adjustment.

The Company has historically calculated its quarterly tax provision based on its best estimate of the full year tax rate applicable to the quarter. For the three and six months ended June 30, 2025, due to the insignificant amount of pre-tax book loss relative to the size of permanent book-tax differences and a varying net income/(loss) pattern projected for the year, the Company’s tax provision estimate was determined using an actual year-to-date method. In the prior year, the estimate was based on the forecasted full year rate.

The reserve for uncertain tax positions on June 30, 2025 and December 31, 2024 was $6.9 million and $3.1 million, respectively, including interest and penalties. Within the next twelve months, it is reasonably possible that $0.6 million in unrecognized income tax benefits will be recognized upon settlement of tax examinations and the expiration of various statutes of limitations.

On July 4, 2025, President Trump signed into law the legislation formally titled “An Act to Provide for Reconciliation Pursuant to Title II of H. Con. Res. 14” (“the Act”), commonly referred to as the One Big Beautiful Bill Act. The Company is currently assessing the provisions of the Act and the potential impact on its financial statements cannot be reasonably estimated at this time.

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

The following table summarizes information related to the location and undiscounted amount of the Company's environmental liabilities:

(In thousands)	June 30 2025	December 31 2024
Current portion of environmental liabilities (a)	$10,934	$11,815
Long-term environmental liabilities	43,157	46,585
Total environmental liabilities	$54,091	$58,400
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

In November 2022, the EPA and the Kentucky Department for Environmental Protection conducted an inspection of Clean Earth of Calvert City LLC’s facility in Calvert City, KY and alleged several violations related to the storage location and volumes of hazardous waste, certain missed inspections and the lack of documentation related to the importing of waste. The Company took corrective actions at the facility, which were completed by February 2023 and the EPA proposed a civil penalty of $0.8 million. In June 2025, the Company executed a settlement with the EPA that involved a combination of civil penalties for approximately $0.2 million and a Supplemental Environmental Project estimated to cost approximately $0.8 million that requires installing a concrete and storm water management system to enhance compliance and protection of the environment.

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

The Company has had ongoing meetings with the SCE over processing salt cakes, a processing byproduct, stored at the Al Hafeerah site. The Company’s Bahrain operations that produced the salt cakes have ceased operations. An Environmental Impact Assessment and Technical Feasibility Study for facilities to process the salt cakes was approved by the SCE during the first quarter of 2018. Commissioning of the facilities was completed during the third quarter of 2021 and the processing of the salt cakes has commenced, with the expectation that the Company would be able to sell the products that resulted from the processing in an amount that would cover the processing costs. During the fourth quarter of 2024, the Company concluded that, despite significant commercial efforts and ongoing discussions with the SCE, it could not sufficiently recover the processing costs from these sales as it had previously estimated and, as such, recorded an additional provision of $27.2 million, which was classified in Cost of services on the Company's Condensed Consolidated Statements of Operations The Company's current reserve of $29.0 million at June 30, 2025 represents the Company's best estimate of the net costs to fully resolve this matter. The Company will continue to evaluate this reserve and any future change in estimated costs which could be material to the Company’s results of operations in any single period.

On July 27, 2018, Brazil’s Federal and Rio de Janeiro State Public Prosecution Offices (the "MPF" and "MPE", respectively) filed a Civil Public Action against CSN, one of the Company's customers, the Company’s Brazilian subsidiary, the Municipality of Volta Redonda, Brazil, and the Instituto Estadual do Ambiente, the state of Rio de Janeiro's environmental protection agency, seeking the implementation of various measures to limit and reduce the accumulation of customer-owned slag at the site in Brazil. On August 6, 2018, the 3rd Federal Court in Volta Redonda (the "Volta Redonda Court") granted the MPF and MPE an injunction against the defendants requiring, among other things, CSN and the Company’s Brazilian subsidiary to limit the volume of slag sent to the site. Because the customer owns the site and the slag located on the site, the Company believes that complying with this injunction is the steel producer’s responsibility. Nevertheless, the Volta Redonda Court issued two orders fining the Company and CSN for what it viewed as violations of the injunction. The Company appealed the fines and the underlying injunction and, beginning on March 25, 2022, the Volta Redonda Court entered a series of orders suspending the litigation proceedings and staying any additional fines and interest accruals while the parties discuss a possible resolution to the matter. The aggregate amount of fines levied against the Company, exclusive of interest, is approximately 32 million Brazilian reais (or approximately $6 million as of June 30, 2025). On October 5, 2024, the Volta Redonda Court determined that, as of August 1, 2024, the Company was not responsible for complying with the injunction because the Company no longer operates at the site. In May 2025, the authorities issued a settlement proposal in which CSN would perform remediation at the site and pay approximately 264 million Brazilian reais (or approximately $48 million as of June 30, 2025) and the Company would pay approximately 66 million Brazilian reais (or approximately $12 million as of June 30, 2025) for alleged environmental damage. The Company disputes that environmental damage was caused by the accumulation of slag and, as such, does not agree with the proposed payment. The Company and the other parties continue to discuss a potential resolution related to the portion of the authorities' claims that allegedly occurred prior to August 1, 2024. The Company does not believe that a loss relating to this matter is probable or estimable at this point.

In October 2021, the Company received a subpoena and two indictments before the Amsterdam District Court in the Netherlands concerning the Company's operations at a customer site in Ijmuiden, Netherlands. The Amsterdam Public Prosecutor’s Office ("APPO") issued two indictments against the Company, alleging violations in connection with dust releases and/or events alleged to have occurred in 2018 through May 2020 at the site. The action cited provisions which permit fines for the alleged infractions and sought €0.1 million in fines with a smaller amount held in abeyance. On February 2, 2022, the APPO announced that it would further investigate residents’ claims related to this matter. On February 25, 2022, the Amsterdam District Court ruled that the Company was liable for only one alleged violation and that this alleged violation was unintentional. The court issued a fine of €5 thousand, to be held in abeyance. Both the Company and the APPO appealed this ruling. On July 19, 2024, the Court of Appeals ruled that the Company was liable for two intentional violations and issued a fine of €25 thousand. Both the Company and the APPO appealed this ruling. On April 23, 2025, the APPO withdrew its appeal of the Court of Appeal's ruling from July 19, 2024 and the Company withdrew its reciprocal appeal on May 8, 2025. As such, the Court of Appeal's July 19, 2024 ruling has become final and binding. The Company is vigorously contesting all allegations against it and is also working with its customer to ensure the control of emissions. The Company has contractual indemnity rights from its customer that it believes will substantially cover any fines or penalties.

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

Brazilian Tax Dispute
On December 30, 2020, the Company received an assessment from the municipal authority in Ipatinga, Brazil, alleging $1.9 million in unpaid service taxes from the period 2015 to 2020. This dispute is currently in the collection action phase of the legal process and the amount assessed includes interest charges that may increase at statutorily determined amounts per month and are assessed on the aggregate amount of the principal and penalties. In addition, while in the collection action phase, the losing party could be subject to a charge to cover statutorily mandated legal fees, which are generally calculated as a percentage of the total assessed amounts due, inclusive of penalty and interest. After calculating the interest and penalties accrued, the Company estimates that the current overall potential liability for this case is approximately $6.5 million as of June 30, 2025. On July 21, 2023, the Company filed the last administrative appeal against the decision that maintained the assessment and a final administrative decision is still pending. Due to the multiple defenses that are available, the Company does not believe a loss is probable and, as a result, no loss provision has been recorded in the Company's Condensed Consolidated Financial Statements and the Company does not expect that any costs that are reasonably possible to be incurred by the Company in connection with this tax dispute would have a material adverse effect on the Company's financial condition, results of operations or cash flows.
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
At June 30, 2025, there were approximately 17,000 pending asbestos personal injury actions filed against the Company. The vast majority of these actions were filed in the New York Supreme Court (New York County), of which the majority of such actions were on the Deferred/Inactive Docket created by the New York Supreme Court in December 2002 for all pending and future asbestos actions filed by persons who cannot demonstrate that they have a malignant condition or discernible physical impairment. A relatively small portion of cases are on the Active or In Extremis docket in New York County or on active dockets in other jurisdictions. The complaints in most of those actions generally follow a form that contains a standard demand of significant damages, regardless of the individual plaintiff's alleged medical condition, and without identifying any Company product.

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
In view of the persistence of asbestos litigation in the U.S., the Company expects to continue to receive additional claims in the future. The Company intends to continue its practice of vigorously defending these claims and cases. At June 30, 2025, the Company has successfully dismissed approximately 28,500 cases by stipulation or summary judgment prior to trial.
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

13.  Reconciliation of Basic and Diluted Shares

	Three Months Ended		Six Months Ended
	June 30		June 30
(In thousands, except per share amounts)	2025	2024	2025	2024
Income (loss) from continuing operations attributable to Enviri Corporation common stockholders	$(46,950)	$(12,704)	$(59,179)	$(29,561)
Weighted-average shares outstanding:
Weighted-average shares outstanding - basic	80,629	80,146	80,481	80,045
Dilutive effect of stock-based compensation	—	—	—	—
Weighted-average shares outstanding - diluted	80,629	80,146	80,481	80,045
Earnings (loss) from continuing operations per common share, attributable to Enviri Corporation common stockholders:
Basic	$(0.58)	$(0.16)	$(0.74)	$(0.37)
Diluted	$(0.58)	$(0.16)	$(0.74)	$(0.37)

The following average outstanding stock-based compensation units were not included in the computation of diluted earnings (loss) per share because the effect was either antidilutive or the market conditions for the performance share units were not met:

	Three Months Ended		Six Months Ended
	June 30		June 30
(In thousands)	2025	2024	2025	2024
Restricted stock units	2,045	1,657	2,061	1,672
Stock appreciation rights	3,073	2,786	3,200	2,837
Performance share units	1,895	1,844	2,175	1,862

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

The fair value of outstanding derivative contracts recorded as assets and liabilities on the Company's Condensed Consolidated Balance Sheets was as follows:

(In thousands)	Balance Sheet Location	Fair Value of Derivatives Designated as Hedging Instruments	Fair Value of Derivatives Not Designated as Hedging Instruments	Total Fair Value
June 30, 2025
Asset derivatives (Level 2):
Foreign currency exchange forward contracts	Other current assets	$—	$1,413	$1,413
Interest rate swaps	Other current assets	604	—	604
Interest rate swaps	Other assets	226	—	226
Total		$830	$1,413	$2,243

Liability derivatives (Level 2):
Foreign currency exchange forward contracts	Derivative liabilities	$1,348	$36,650	$37,998
Interest rate swaps	Derivative liabilities	106	—	106
Total		$1,454	$36,650	$38,104

December 31, 2024
Asset derivatives (Level 2):
Foreign currency exchange forward contracts	Other current assets	$347	$7,590	$7,937
Interest rate swaps	Other assets	5,250	—	$5,250
Total		$5,597	$7,590	$13,187

Liability derivatives (Level 2):
Foreign currency exchange forward contracts	Derivative liabilities	$80	$987	$1,067
Interest rate swaps	Derivative liabilities	217	—	217
Total		$297	$987	$1,284

All of the Company's derivatives are recorded on the Condensed Consolidated Balance Sheets at gross amounts and do not offset. All of the Company's interest rate swaps and certain foreign currency exchange forward contracts are transacted under ISDA documentation. Each ISDA master agreement permits the net settlement of amounts owed in the event of default. The Company's derivative assets and liabilities subject to enforceable master netting arrangements, if offset, would have resulted in a net liability of $0.8 million and a net asset of $2.2 million at June 30, 2025 and December 31, 2024, respectively.
The effect of derivative instruments on the Company's Condensed Consolidated Statements of Comprehensive Income (Loss) was as follows:
Derivatives Designated as Hedging

	Gain (Loss) Recognized in OCI on Derivatives		Loss (Gain) Reclassified from AOCI into Income - Effective Portion or Equity
	Three Months Ended		Three Months Ended
	June 30		June 30
(In thousands)	2025	2024	2025	2024
Foreign currency exchange forward contracts	$(1,440)	$27	$697	$(93)
Interest rate swaps	(1,296)	1,097	(113)	(871)
	$(2,736)	$1,124	$584	$(964)

	Gain (Loss) Recognized in OCI on Derivatives		Loss (Gain) Reclassified from AOCI into Income - Effective Portion or Equity
	Six Months Ended		Six Months Ended
	June 30		June 30
(In thousands)	2025	2024	2025	2024
Foreign currency exchange forward contracts	$(2,311)	$250	$889	$(497)
Interest rate swaps	(4,080)	4,678	(230)	(1,753)
	$(6,391)	$4,928	$659	$(2,250)

The location and amount of gain (loss) recognized on the Company's Condensed Consolidated Statements of Operations was as follows:

	Three Months Ended
	June 30
	2025		2024
(In thousands)	Product Revenues	Interest Expense	Product Revenues	Interest Expense
Total amounts in the Condensed Consolidated Statement of Operations in which the effects of derivatives designated as hedging instruments are recorded	$57,013	$(27,600)	$104,710	$(27,934)
Interest rate swaps:
Gain (loss) reclassified from AOCI into income	—	113	—	871
Foreign exchange contracts:
Gain (loss) reclassified from AOCI into income	(697)	—	93	—

	Six Months Ended
	June 30
	2025		2024
(In thousands)	Product Revenues	Interest Expense	Product Revenues	Interest Expense
Total amounts in the Condensed Consolidated Statement of Operations in which the effects of derivatives designated as hedging instruments are recorded	$128,457	$(54,174)	$205,873	$(56,056)
Interest rate swaps:
Gain (loss) reclassified from AOCI into income	—	230	—	1,753
Foreign exchange contracts:
Gain (loss) reclassified from AOCI into income	(889)	—	497	—

Derivatives Not Designated as Hedging Instruments

	Location of Gain (Loss) Recognized in Income on Derivatives (a)	Amount of Gain (Loss) Recognized in Income on Derivatives (a)
		Three Months Ended		Six Months Ended
		June 30		June 30
(In thousands)		2025	2024	2025	2024
Foreign currency exchange forward contracts	Cost of services and products sold	$(30,981)	$2,311	$(46,137)	$12,225
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
The recognized gains and losses offset amounts recognized in cost of services and products sold principally as a result of intercompany or third-party foreign currency exposures. At June 30, 2025 and December 31, 2024, the notional amounts of foreign currency exchange forward contracts were $632.8 million and $593.7 million, respectively. These contracts are primarily denominated in British Pound Sterling and Euros and mature through 2027.
In addition to foreign currency exchange forward contracts, the Company designates certain loans as hedges of net investments in international subsidiaries. The Company recorded pre-tax net losses of $1.3 million and $1.9 million for the three and six months ended June 30, 2025, respectively, and pre-tax net gains of $0.5 million and $1.2 million for the three and six months ended June 30, 2024, respectively, in OCI.

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

Fair Value of Other Financial Instruments
The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and short-term borrowings approximate fair value due to the short-term maturities of these assets and liabilities. At June 30, 2025 and December 31, 2024, the total fair value of long-term debt and current maturities, excluding deferred financing costs, was $1,504.0 million and $1,419.7 million, respectively, compared with a carrying value of $1,518.3 million and $1,444.4 million, respectively. Fair values for debt are based on pricing models using market-based inputs (Level 2) for similar issues or on the current rates offered to the Company for debt of the same remaining maturities.

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

	Three Months Ended June 30, 2025
(in thousands)	Harsco Environmental	Clean Earth	Harsco Rail	Total Reportable Segments	Corporate	Total
Segment Profit and Loss:
Total revenues	258,009	246,282	57,963	$562,254	—	$562,254
Less:
Cost of services and products sold	220,194	179,934	65,563	465,691	—	465,691
Selling, general and administrative expenses	25,494	41,512	11,323	78,329	17,174	95,503
Property, plant and equipment impairment charge	7,386	—	—	7,386	—	7,386
Other segment activities (a)	684	226	1,402	2,312	(1,447)	865
Operating income (loss) from continuing operations	4,251	24,610	(20,325)	$8,536	(15,727)	$(7,191)
Plus:
Interest income						470
Interest expense						(27,600)
Facility fees and debt-related income (expense)						(2,619)
Defined benefit pension income (expense)						(5,387)
Income (loss) from continuing operations before income taxes and equity in income						$(42,327)

Other Segment Information:
Depreciation	27,046	9,549	1,051	$37,646	255	$37,901
Amortization (b)	571	5,926	106	$6,603	958	$7,561
Capital expenditures	25,257	12,140	1,630	$39,027	8	$39,035

	Three Months Ended June 30, 2024
(in thousands)	Harsco Environmental	Clean Earth	Harsco Rail	Total Reportable Segments	Corporate	Total
Segment Profit and Loss:
Total revenues	292,929	236,105	80,959	$609,993	—	$609,993
Less:
Cost of services and products sold	239,563	173,497	70,361	483,421	—	483,421
Selling, general and administrative expenses	29,173	38,881	12,785	80,839	9,615	90,454
Intangible asset impairment charge	2,840	—	—	2,840	—	2,840
Gain on sale of businesses, net	(1,877)	—	—	(1,877)	—	(1,877)
Other segment activities (a)	2,944	(155)	902	3,691	209	3,900
Operating income (loss) from continuing operations	20,286	23,882	(3,089)	$41,079	(9,824)	$31,255
Plus:
Interest income						3,435
Interest expense						(27,934)
Facility fees and debt-related income (expense)						(2,920)
Defined benefit pension income (expense)						(4,166)
Income (loss) from continuing operations before income taxes and equity in income						$(330)

Other Segment Information:
Depreciation	27,450	8,249	1,023	$36,722	304	$37,026
Amortization (b)	975	5,989	67	$7,031	975	$8,006
Capital expenditures	24,216	8,730	622	$33,568	71	$33,639

	Six Months Ended June 30, 2025
(in thousands)	Harsco Environmental	Clean Earth	Harsco Rail	Total Reportable Segments	Corporate	Total
Segment Profit and Loss:
Total revenues	501,115	481,513	127,910	$1,110,538	—	$1,110,538
Less:
Cost of services and products sold	422,211	353,553	113,963	889,727	—	889,727
Selling, general and administrative expenses	52,122	80,474	22,905	155,501	29,110	184,611
Property, plant and equipment impairment charge	7,386	—	—	7,386	—	7,386
Other segment activities (a)	5,072	211	3,212	8,495	(3,145)	5,350
Operating income (loss) from continuing operations	14,324	47,275	(12,170)	$49,429	(25,965)	$23,464
Plus:
Interest income						924
Interest expense						(54,174)
Facility fees and debt-related income (expense)						(5,231)
Defined benefit pension income (expense)						(10,420)
Income (loss) from continuing operations before income taxes and equity in income						$(45,437)

Other Segment Information:
Depreciation	52,555	19,169	2,083	$73,807	536	$74,343
Amortization (b)	1,111	11,771	173	$13,055	1,909	$14,964
Capital expenditures	39,351	18,792	2,410	$60,553	106	$60,659

	Six Months Ended June 30, 2024
(in thousands)	Harsco Environmental	Clean Earth	Harsco Rail	Total Reportable Segments	Corporate	Total
Segment Profit and Loss:
Total revenues	592,048	462,135	156,127	$1,210,310	—	$1,210,310
Less:
Cost of services and products sold	488,355	341,945	130,286	960,586	—	960,586
Selling, general and administrative expenses	58,075	75,810	24,883	158,768	18,812	177,580
Intangible asset impairment charge	2,840	—	—	2,840	—	2,840
Remeasurement of long-lived assets	—	—	10,695	10,695	—	10,695
Gain on sale of businesses, net	(1,877)	—	—	(1,877)	—	(1,877)
Other segment activities (a)	4,781	(95)	2,413	7,099	(3,681)	3,418
Operating income (loss) from continuing operations	39,874	44,475	(12,150)	$72,199	(15,131)	$57,068
Plus:
Interest income						5,132
Interest expense						(56,056)
Facility fees and debt-related income (expense)						(5,709)
Defined benefit pension income (expense)						(8,342)
Income (loss) from continuing operations before income taxes and equity in income						$(7,907)

Other Segment Information:
Depreciation	56,239	15,662	1,384	$73,285	661	$73,946
Amortization (b)	1,993	12,156	89	$14,238	1,942	$16,180
Capital expenditures	44,769	14,064	1,587	$60,420	100	$60,520
(a) Other segment activities include amounts reflected in the captions Research and development costs, Other income (expenses), net, and certain activities reported in Cost of services and products sold on the Company's Condensed Consolidated Statements of Operations.
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

A summary of the Company's revenues by primary geographical markets as well as by key product and service groups is as follows:

	Three Months Ended
	June 30, 2025
(In thousands)	Harsco Environmental Segment	Clean Earth Segment	Harsco Rail Segment	Consolidated Totals
Primary Geographical Markets (a):
North America	$57,613	$246,282	$30,618	$334,513
Western Europe	105,304	—	22,822	128,126
Latin America (b)	35,546	—	633	36,179
Asia-Pacific	29,828	—	3,890	33,718
Middle East and Africa	24,757	—	—	24,757
Eastern Europe	4,961	—	—	4,961
Total Revenues	$258,009	$246,282	$57,963	$562,254
Key Product and Service Groups:
Environmental services related to resource recovery for metals manufacturing and related logistical services	$240,450	$—	$—	$240,450
Ecoproducts	12,825	—	—	12,825
Environmental systems for aluminum dross and scrap processing	4,734	—	—	4,734
Railway track maintenance equipment	—	—	15,652	15,652
After market parts and services; safety and diagnostic technology	—	—	24,356	24,356
Railway contracting services	—	—	17,955	17,955
Hazardous waste processing solutions	—	211,206	—	211,206
Soil and dredged materials processing and reuse solutions	—	35,076	—	35,076
Total Revenues	$258,009	$246,282	$57,963	$562,254

	Three Months Ended
	June 30, 2024
(In thousands)	Harsco Environmental Segment	Clean Earth Segment	Harsco Rail Segment	Consolidated Totals
Primary Geographical Markets (a):
North America	$84,027	$236,105	$53,044	$373,176
Western Europe	109,620	—	18,652	128,272
Latin America (b)	41,280	—	1,918	43,198
Asia-Pacific	28,345	—	7,345	35,690
Middle East and Africa	25,182	—	—	25,182
Eastern Europe	4,475	—	—	4,475
Total Revenues	$292,929	$236,105	$80,959	$609,993

	Three Months Ended
	June 30, 2024
(In thousands)	Harsco Environmental Segment	Clean Earth Segment	Harsco Rail Segment	Consolidated Totals

Key Product and Service Groups:
Environmental services related to resource recovery for metals manufacturing and related logistical services	$253,685	$—	$—	$253,685
Ecoproducts	34,263	—	—	34,263
Environmental systems for aluminum dross and scrap processing	4,981	—	—	4,981
Railway track maintenance equipment	—	—	30,517	30,517
After market parts and services; safety and diagnostic technology	—	—	35,131	35,131
Railway contracting services	—	—	15,311	15,311
Hazardous waste processing solutions	—	194,874	—	194,874
Soil and dredged materials processing and reuse solutions	—	41,231	—	41,231
Total Revenues	$292,929	$236,105	$80,959	$609,993

	Six Months Ended
	June 30, 2025
(In thousands)	Harsco Environmental	Clean Earth	Harsco Rail	Consolidated Totals
Primary Geographical Markets (a):
North America	$112,839	$481,513	$67,594	$661,946
Western Europe	202,948	—	50,046	252,994
Latin America (b)	67,670	—	2,433	70,103
Asia-Pacific	58,392	—	7,837	66,229
Middle East and Africa	50,106	—	—	50,106
Eastern Europe	9,160	—	—	9,160
Total Revenues	$501,115	$481,513	$127,910	$1,110,538
Key Product and Service Groups:
Environmental services related to resource recovery for metals manufacturing and related logistical services	$467,655	$—	$—	$467,655
Ecoproducts	23,517	—	—	23,517
Environmental systems for aluminum dross and scrap processing	9,943	—	—	9,943
Railway track maintenance equipment	—	—	48,720	48,720
After-market parts and services; safety and diagnostic technology	—	—	47,271	47,271
Railway contracting services	—	—	31,919	31,919
Hazardous waste processing solutions	—	409,177	—	409,177
Soil and dredged materials processing and reuse solutions	—	72,336	—	72,336
Total Revenues	$501,115	$481,513	$127,910	$1,110,538

	Six Months Ended
	June 30, 2024
(In thousands)	Harsco Environmental	Clean Earth	Harsco Rail	Consolidated Totals
Primary Geographical Markets (a):
North America	$168,237	$462,135	$97,475	$727,847
Western Europe	219,895	—	40,024	259,919
Latin America (b)	84,201	—	2,958	87,159
Asia-Pacific	57,260	—	15,670	72,930
Middle East and Africa	53,531	—	—	53,531
Eastern Europe	8,924	—	—	8,924
Total Revenues	$592,048	$462,135	$156,127	$1,210,310
Key Product and Service Groups:
Environmental services related to resource recovery for metals manufacturing and related logistical services	$511,813	$—	$—	$511,813
Ecoproducts	70,527	—	—	70,527
Environmental systems for aluminum dross and scrap processing	9,708	—	—	9,708
Railway track maintenance equipment	—	—	60,436	60,436
After-market parts and services; safety and diagnostic technology	—	—	66,007	66,007
Railway contracting services	—	—	29,684	29,684
Hazardous waste processing solutions	—	386,784	—	386,784
Soil and dredged materials processing and reuse solutions	—	75,351	—	75,351
Total Revenues	$592,048	$462,135	$156,127	$1,210,310
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

The Company had contract assets totaling $88.0 million and $97.2 million at June 30, 2025 and December 31, 2024, respectively. The Company had advances on contracts totaling $6.6 million and $23.9 million at June 30, 2025 and December 31, 2024, respectively. The decrease in advances on contracts is due principally to recognition of revenue on previously received advances on contracts in excess of receipts of new advances on contracts during the period. During the three and six months ended June 30, 2025, the Company recognized $4.8 million and $22.4 million, respectively, of revenue related to amounts previously included in advances on contracts. During the three and six months ended June 30, 2024, the Company recognized revenues of $9.8 million and $20.5 million, respectively, related to amounts previously included in advances on contracts.

The table below represents the expected fulfillment year of Company's fixed, unsatisfied performance obligations, where the expected contract duration exceeds one year, by segment, and excludes any variable fees, fixed fees subject to indexation and any performance obligations expected to be satisfied within one year:

(In thousands)	Harsco Environmental	Harsco Rail
2026	$17,985	$46,156
2027	17,082	29,639
2028	14,097	15,837
2029	9,386	3,845
2030	4,143	2,512
Thereafter	4,866	—
Total remaining performance obligations	$67,559	$97,989

Rail is currently manufacturing highly-engineered equipment under significant long-term fixed-price contracts with SBB, Network Rail, and Deutsche Bahn. As previously disclosed, the Company has recognized estimated forward loss provisions related to these contracts due to several factors, such as material and labor cost inflation, supply chain delays, the bankruptcy of key vendors, increased engineering efforts and project delays.

For the Network Rail contract, the Company recorded an additional loss provision of $10.2 million for the three months ended June 30, 2025, primarily related to increased estimated manufacturing and material costs. For the six months ended June 30, 2025, the forward loss provision totaled $11.3 million. The Company recorded an additional loss provision of $2.0 million in the second quarter of 2024 primarily related to costs for redesign and increased manufacturing costs.

For the Deutsche Bahn contract, no adjustment was made to the forward loss provision during the three months ended June 30, 2025. During the six months ended June 30, 2025, the Company recorded a net favorable adjustment of $13.3 million that was the result of an amendment to the contract with Deutsche Bahn which included additional pricing, as well as an extension of the delivery schedule for the machines which resulted in a reduction of the previous estimate of penalties. The increased pricing and reduction of penalties were recorded as an increase to revenue. Partially offsetting this were higher estimated material, manufacturing and engineering costs. During the second quarter of 2024, the Company recorded an additional loss provision of $7.2 million related to supplier price increases, challenges with supplier quality on key components and increased engineering efforts that exceeded previous estimates.

For the SBB contract, during the three months ended June 30, 2025, the Company recorded an additional loss provision of $4.8 million due to higher estimated commissioning, manufacturing, assembly, and logistics costs due as progress was made towards prototype commissioning of the universal vehicle during the quarter. For the six months ended June 30, 2025, the forward loss provision totaled $5.9 million. The Company recognized a $0.2 million loss provision for this contract during the six months ended June 30, 2024.

The estimated forward loss provisions represent the Company's best estimate based on currently available information. It is possible that the Company's overall estimate of liquidated damages, penalties and costs to complete these contracts may change, which could result in an additional estimated forward loss provision at such time that could be material. The Company will continue to update its estimates to complete these contracts, which will include the effect of negotiations with the customers regarding price increases, change orders and extensions to delivery schedules. To that extent, the Company is currently in discussions with Network Rail and has sent Network Rail a letter communicating the need to bring the negotiations to closure and summarizing various options, including a substantial revision of the contract’s economic terms or finding a mutually acceptable exit to this contract. If the Company were to exit this contract, it could result in a material loss in that period.

As of June 30, 2025, the contracts with Network Rail, Deutsche Bahn and SBB are 66%, 52% and 91% complete, respectively, based on costs incurred under the cost-to-cost method to measure progress.

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

17.   Other Expense (Income), Net

The major components of this Condensed Consolidated Statements of Operations caption were as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
(In thousands)	2025	2024	2025	2024
Employee termination benefit costs	$1,130	$4,228	$3,648	$4,610
Other costs (income) for exit activities	1,685	339	3,643	887
Asset impairments	—	1,772	583	1,772
Net gains on sale of assets	(404)	(179)	(1,172)	(3,549)
Other expense (income), net	$2,411	$6,160	$6,702	$3,720

18. Components of Accumulated Other Comprehensive Loss
AOCI is included on the Condensed Consolidated Statements of Stockholders' Equity. The components of AOCI, net of the effect of income taxes, and activity for the six months ended June 30, 2025 and 2024, were as follows:

	Components of AOCI, Net of Tax
(In thousands)	Cumulative Foreign Exchange Translation Adjustments	Effective Portion of Derivatives Designated as Hedging Instruments	Cumulative Unrecognized Actuarial Losses on Pension Obligations	Unrealized Gain (Loss) on Marketable Securities	Total
Balance at December 31, 2024	$(228,698)	$3,769	$(314,057)	$22	$(538,964)
OCI before reclassifications (a)(b)	38,670	(5,019)	(24,499)	6	9,158
Amounts reclassified from AOCI, net of tax	—	422	9,171	—	9,593
Total OCI	38,670	(4,597)	(15,328)	6	18,751
Less: OCI attributable to noncontrolling interests	(1,155)	—	—	—	(1,155)
OCI attributable to Enviri Corporation	37,515	(4,597)	(15,328)	6	17,596
Balance at June 30, 2025	$(191,183)	$(828)	$(329,385)	$28	$(521,368)

	Components of AOCI, Net of Tax
	Cumulative Foreign Exchange Translation Adjustments	Effective Portion of Derivatives Designated as Hedging Instruments	Cumulative Unrecognized Actuarial Losses on Pension Obligations	Unrealized Gain (Loss) on Marketable Securities	Total
Balance at December 31, 2023	(183,499)	(470)	(355,740)	15	(539,694)
OCI before reclassifications (a)(b)	(27,340)	3,712	2,058	(3)	(21,573)
Amounts reclassified from AOCI, net of tax	—	(1,721)	9,395	—	7,674
Total OCI	(27,340)	1,991	11,453	(3)	(13,899)
Less: OCI attributable to noncontrolling interests	1,045	—	—	—	1,045
OCI attributable to Enviri Corporation	(26,295)	1,991	11,453	(3)	(12,854)
Balance at June 30, 2024	(209,794)	1,521	(344,287)	12	(552,548)
(a)    The cumulative amounts from foreign exchange translation and unrecognized actuarial losses on pension obligations are principally from foreign currency fluctuation.
(b)    The amounts related to the effective portion of derivatives designated as hedge instruments are due to the net change from periodic revaluations.

Amounts reclassified from AOCI were as follows:

(In thousands)	Three Months Ended		Six Months Ended		Location on the Condensed Consolidated Statements of Operations
	June 30		June 30
	2025	2024	2025	2024
Amortization of cash flow hedging instruments:
Foreign currency exchange forward contracts	$697	$(93)	$889	$(497)	Product revenues
Interest rate swaps	(113)	(871)	(230)	(1,753)	Interest expense
Total before income taxes	584	(964)	659	(2,250)
Income taxes	(189)	245	(237)	529
Total reclassification of cash flow hedging instruments, net of tax	$395	$(719)	$422	$(1,721)

Amortization of defined benefit pension items (c):
Actuarial losses	$4,806	$4,839	$9,341	$9,685	Defined benefit pension income (expense)
Prior service costs	123	117	237	235	Defined benefit pension income (expense)
Total before income taxes	4,929	4,956	9,578	9,920
Income taxes	(203)	(262)	(407)	(525)
Total reclassification of defined benefit pension items, net of tax	$4,726	$4,694	$9,171	$9,395
(c)    These AOCI components are included in the computation of net periodic pension costs. See Note 10, Employee Benefit Plans, for additional details.

19. Subsequent Event

On August 5, 2025, the Company announced it is evaluating a wide range of value creation alternatives including, but not limited to, a tax-efficient sale or separation of the Clean Earth business. There can be no assurances regarding any specific outcome or transaction resulting from this review.

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

Forward-Looking Statements
The nature of the Company's business, together with the number of countries in which it operates, subject it to changing economic, competitive, regulatory and technological conditions, risks and uncertainties. In accordance with the "safe harbor" provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"), the Company provides the following cautionary remarks regarding important factors that, among others, could cause future results to differ materially from the results contemplated by forward-looking statements, including the expectations and assumptions expressed or implied herein. Forward-looking statements contained herein could include, among other things, statements regarding the Company's exploration of strategic alternatives, statements about management's confidence in and strategies for performance; expectations for new and existing products, technologies and opportunities and expectations regarding growth, sales, cash flows, and earnings. Forward-looking statements can be identified by the use of such terms as "may," "could," "expect," "anticipate," "intend," "believe," "likely," "estimate," "outlook," "plan", "contemplate", "project", "target" or other comparable terms.
Factors that could cause actual results to differ, perhaps materially, from those implied by forward-looking statements include, but are not limited to:

(1)any delay to the Company’s review of strategic alternatives;
(2)the Company’s inability to successfully secure a transaction as part of such review;
(3)if such a transaction is entered into, the failure to consummate such transaction;
(4)the possibility that any such transaction may not ultimately achieve the expected benefits;

(5)the Company's ability to successfully enter into new contracts and complete new acquisitions, divestitures, or strategic ventures in the time-frame contemplated or at all;
(6)the Company’s inability to comply with applicable environmental laws and regulations;
(7)the Company’s inability to obtain, renew, or maintain compliance with its operating permits or license agreements;
(8)various economic, business, and regulatory risks associated with the waste management industry;
(9)the seasonal nature of the Company's business;
(10)risks caused by customer concentration, fixed-price and long-term customer contracts, especially those related to complex engineered equipment and the competitive nature of the industries in which the Company operates;
(11)the outcome of any disputes with customers, contractors and subcontractors;
(12)the financial condition of the Company's customers, including the ability of customers (especially those that may be highly leveraged or have inadequate liquidity) to maintain their credit availability;
(13)higher than expected claims under the Company’s insurance policies, or losses that are uninsurable or that exceed existing insurance coverage;
(14)market and competitive changes, including pricing pressures, market demand and acceptance for new products, services and technologies; changes in currency exchange rates, interest rates, commodity and fuel costs and capital costs;
(15)the Company's ability to negotiate, complete, and integrate strategic transactions and joint ventures with strategic partners;
(16)the Company’s ability to effectively retain key management and employees, including due to unanticipated changes to demand for the Company’s services, disruptions associated with labor disputes, and increased operating costs associated with union organizations;
(17)the Company's inability or failure to protect its intellectual property rights from infringement in one or more of the many countries in which the Company operates;
(18)failure to effectively prevent, detect or recover from breaches in the Company's cybersecurity infrastructure;
(19)changes in the worldwide business environment in which the Company operates, including changes in general economic and industry conditions and cyclical slowdowns impacting the steel and aluminum industries;
(20)fluctuations in exchange rates between the U.S. dollar and other currencies in which the Company conducts business;
(21)unforeseen business disruptions in one or more of the many countries in which the Company operates due to changes in economic conditions, changes in governmental laws and regulations, including environmental, occupational health and safety, tax and import tariff standards and amounts; political instability, civil disobedience, armed hostilities, public health issues or other calamities;
(22)liability for and implementation of environmental remediation matters;
(23)product liability and warranty claims associated with the Company’s operations;
(24)the Company’s ability to comply with financial covenants and obligations to financial counterparties;
(25)the Company’s outstanding indebtedness and exposure to derivative financial instruments that may be impacted by, among other factors, changes in interest rates;
(26)tax liabilities and changes in tax laws;
(27)changes in the performance of equity and bond markets that could affect, among other things, the valuation of the assets in the Company's pension plans and the accounting for pension assets, liabilities and expenses;
(28)risk and uncertainty associated with intangible assets; and the other risk factors listed from time to time in the Company's SEC reports.

A further discussion of these, along with other potential risk factors, can be found in Part I, Item 1A, "Risk Factors," of the Company's Annual Report on Form 10-K for the year ended December 31, 2024 and in Part II, Item 1A, "Risk Factors" of this Quarterly Report on Form 10-Q. The Company cautions that these factors may not be exhaustive and that many of these factors are beyond the Company's ability to control or predict. Accordingly, forward-looking statements should not be relied upon as a prediction of actual results. The Company undertakes no duty to update forward-looking statements except as may be required by law.

Executive Overview

The Company is a market-leading, global provider of environmental solutions for industrial, retail and medical waste streams and innovative equipment and technology for the rail sector. In recent years, the Company has worked on transforming into an environmental solutions company that provides services to manage, recycle and beneficially reuse waste and byproduct materials across many industries. The Company was incorporated in 1956 and has locations in approximately 30 countries, including the U.S.

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

As disclosed in Part I, Item 1A: Risk Factors, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, the Company’s business is subject to risks related to doing business internationally, including tariff policy or tariff regulation, as well as international political and trade tensions. In 2025, the U.S. government announced tariffs on goods imported into the U.S. from numerous countries and multiple nations countered with tariffs and other actions in response. The U.S. government stated that it is willing to negotiate with countries regarding the tariffs and, for the most part, these negotiations are ongoing. Additionally, the European Union announced plans to lower import quotes and implement anti-dumping duties against various countries that have imported certain steel products into the region as well as other actions as part of the European Steel and Metals Action Plan. These efforts by the EU are intended to support a healthy industrial manufacturing base in the region. The Company continues to assess the impacts of these tariffs on its businesses.

Results of Operations

Amounts included in this Part I. Item 2. Results of Operations are rounded in millions and all percentages are calculated on actual amounts. As a result, minor differences may exist due to rounding.

Segment Results

	Three Months Ended		Six Months Ended
	June 30		June 30
(in millions, except percentages)	2025	2024	2025	2024
Revenues:
Harsco Environmental	$258.0	$292.9	$501.1	$592.0
Clean Earth	246.3	236.1	481.5	462.1
Harsco Rail	58.0	81.0	127.9	156.1
Total Revenues	$562.3	$610.0	$1,110.5	$1,210.3
Operating income (loss):
Harsco Environmental	$4.3	$20.3	$14.3	$39.9
Clean Earth	24.6	23.9	47.3	44.5
Harsco Rail	(20.3)	(3.1)	(12.2)	(12.2)
Corporate	(15.7)	(9.8)	(26.0)	(15.1)
Total operating income (loss)	$(7.2)	$31.3	$23.5	$57.1
Operating margin:
Harsco Environmental	1.6%	6.9%	2.9%	6.7%
Clean Earth	10.0%	10.1%	9.8%	9.6%
Harsco Rail	(35.1)%	(3.8)%	(9.5)%	(7.8)%
Consolidated operating margin	(1.3)%	5.1%	2.1%	4.7%

Harsco Environmental Segment:

Significant Effects on Revenues (in millions)	Three Months Ended	Six Months Ended
Revenues — June 30, 2024	$292.9	$592.0
Impact of divestitures	(21.6)	(47.0)
Net impact of new and lost contracts	(16.9)	(35.0)
Impact of foreign currency translation	3.6	(9.4)
Net effects of price/volume changes, primarily attributable to volume changes and services mix	—	0.5
Revenues — June 30, 2025	$258.0	$501.1
The following factors contributed to the changes in operating income (loss) during the three and six months ended June 30, 2025.

Factors Positively Affecting Operating Income:
•Selling, general and administrative expenses ("SG&A") for the three months ended June 30, 2025 included a $2.1 million net benefit related to the Company's provision for expected credit losses, compared to a $1.6 million increase to the provision during three months ended June 30, 2024. The benefit in the current year was primarily from the recovery of a previously reserved trade accounts receivable balance.

Factors Negatively Impacting Operating Income:
•The unfavorable net effects from new and lost contracts resulted in a decrease in operating income of $8.7 million and $13.2 million during the three and six months ended June 30, 2025, compared to the three and six months ended June 30, 2024.
•Operating income for the three and six months ended June 30, 2025 was negatively impacted by a $10.3 million total charge pertaining to the Company's decision to exit a downstream products business in France, which included a $7.4 million asset impairment charge, compared with a $4.6 million asset impairment for the three months ended June 30, 2024, primarily due to the loss of a customer contract.
•The divestitures of Performix and Reed unfavorably impacted operating income by $2.9 million and $5.2 million during the three and six months ended June 30, 2025. See Note 3, Dispositions in Part I. Financial Statements for further discussion.
•A gain on the sale of Performix during the three and six months ended June 30, 2024 of $1.9 million that did not repeat during the same periods in the current year.
•Foreign currency translation decreased operating income by $0.8 million and $2.9 million during the three and six months ended June 30, 2025, respectively, when compared to the prior period.

Clean Earth Segment:

Significant Effects on Revenues (in millions)	Three Months Ended	Six Months Ended
Revenues — June 30, 2024	$236.1	$462.1
Net effects of price/volume changes	10.2	19.4
Revenues — June 30, 2025	$246.3	$481.5

The following factors contributed to the changes in operating income (loss) during the three and six months ended June 30, 2025.

Factors Positively Affecting Operating Income:
•Favorable changes in revenues attributed to the hazardous waste business increased operating income by $5.3 million and $7.4 million for the three and six months ended June 30, 2025, when compared to the three and six months ended June 30, 2024, primarily due to pricing and volume mix, which were partially offset by higher expenses in compensation, disposal costs, depreciation and facility costs.

Factors Negatively Impacting Operating Income:
•SG&A increased $2.6 million and $4.7 million during the three and six months ended June 30, 2025, respectively, from the same period in 2024, mainly from higher compensation costs and a higher provision for expected credit losses in the current year.

•The three months ended June 30, 2025 included a net decrease of $1.8 million in operating income from lower volumes processed in the soil and dredged materials business at certain sites, net of higher pricing and volume mix at certain sites, when compared to the three months ended June 30, 2024.

Harsco Rail Segment:

Significant Effects on Revenue (in millions)	Three Months Ended	Six Months Ended
Revenues — June 30, 2024	$81.0	$156.1
Net effect of price/volume changes, primarily attributable to volume changes	(27.2)	(44.1)
Change in revenue adjustments as a result of certain estimated forward loss provisions (a)	3.2	15.4
Impact of foreign currency translation	1.1	0.5
Revenues — June 30, 2025	$58.0	$127.9
(a) Principally as a result of an amendment to the Deutsche Bahn contract, as referenced in Note 16, Revenues in Part I. Financial Statements.

The following factors contributed to the changes in operating income (loss) during the three and six months ended June 30, 2025.

Factors Positively Affecting Operating Income:
•A favorable net change in forward estimated loss provisions during the six months ended June 30, 2025 of $5.5 million related to the Company's long-term contracts with Network Rail, Deutsche Bahn and SBB, when compared to six months ended June 30, 2024. See Note 16, Revenues in Part I. Financial Statements for further discussion.
•A charge of $10.7 million was recorded for the remeasurement of long-lived assets during the six months ended June 30, 2024 related to the depreciation and amortization expense that would have been recognized during the period Rail's assets were classified as held for use on the Company's Condensed Consolidated Balance Sheets. This charge did not reoccur in the six months ended June 30, 2025.

Factors Negatively Impacting Operating Income:
•The three months ended June 30, 2025 included an increase in forward estimated loss provisions of $5.6 million related to the long-term contracts with Network Rail, Deutsche Bahn and SBB from the three months ended June 30, 2024.
•A decrease in sales from after-market parts and safety and diagnostics technology systems from lower demand for the three and six months ended June 30, 2025 that resulted in the decline of operating income of $6.2 million and $9.8 million, respectively, when compared to the same periods in the prior year.
•A decrease of $7.2 million and $7.1 million in operating income from lower equipment revenue and higher manufacturing costs for the three and six months ended June 30, 2025 from the three and six months ended June 30, 2024, respectively.

General Corporate:

Operating income (loss) from continuing operations included a $3.3 million net gain on the sale of assets recognized in Corporate during the six months ended June 30, 2024, which did not reoccur in the six months ended June 30, 2025. Increased SG&A in the three and six months ended June 30, 2025 of $7.6 million and $10.3 million, respectively, also negatively impacted Corporate's results, which are discussed further below under Consolidated Results, compared to the same periods in the prior year.

Consolidated Results

	June 30
	Three Months Ended		Six Months Ended
(in millions, except per share amounts and percentages)	2025	2024	2025	2024
Total revenues	$562.3	$610.0	$1,110.5	$1,210.3
Cost of services and products sold	463.2	480.2	886.9	958.5
Selling, general and administrative expenses	95.5	90.5	184.6	177.6
Research and development expenses	1.0	0.9	1.5	1.8
Intangible asset impairment charge	—	2.8	—	2.8
Property, plant and equipment impairment charge	7.4	—	7.4	—
Remeasurement of long-lived assets	—	—	—	10.7
Gain on sale of businesses, net	—	(1.9)	—	(1.9)
Other expense (income), net	2.4	6.2	6.7	3.7
Operating income (loss) from continuing operations	(7.2)	31.3	23.5	57.1
Interest income	0.5	3.4	0.9	5.1
Interest expense	(27.6)	(27.9)	(54.2)	(56.1)
Facility fees and debt-related income (expense)	(2.6)	(2.9)	(5.2)	(5.7)
Defined benefit pension income (expense)	(5.4)	(4.2)	(10.4)	(8.3)
Income (loss) from continuing operations before income taxes and equity in income	(42.3)	(0.3)	(45.4)	(7.9)
Income tax benefit (expense) from continuing operations	(3.6)	(10.0)	(11.6)	(17.9)
Equity in income (loss) of unconsolidated entities, net	—	0.1	0.1	(0.1)
Income (loss) from continuing operations	(45.9)	(10.2)	(56.9)	(26.0)
Income (loss) from discontinued businesses	(0.9)	(1.2)	(2.5)	(2.7)
Income tax benefit (expense) related to discontinued operations	0.2	0.3	0.6	0.7
Income (loss) from discontinued operations, net of tax	(0.7)	(0.9)	(1.8)	(2.0)
Net income (loss)	(46.5)	(11.1)	(58.7)	(28.0)
Total other comprehensive income (loss)	10.0	(6.2)	18.8	(13.9)
Total comprehensive income (loss)	(36.5)	(17.4)	(40.0)	(41.9)
Diluted earnings (loss) per common share from continuing operations attributable to Enviri Corporation common stockholders	$(0.58)	$(0.16)	$(0.74)	$(0.37)
Effective income tax rate for continuing operations	(8.5)%	(3,036.4)%	(25.4)%	(226.8)%

Comparative Analysis of Consolidated Results

Total Revenues
Revenues for the three and six months ended June 30, 2025 decreased by $47.7 million, or 7.8%, and $99.8 million, or 8.2%, from the three and six months ended June 30, 2024, respectively. Foreign currency translation affected revenues by $4.7 million and $(8.9) million during the three and six months ended June 30, 2025, compared with the same periods in the prior year, respectively. Refer to the discussion of segment results above for information pertaining to factors positively affecting and negatively impacting revenues.

Cost of Services and Products Sold
Cost of services and products sold for the three and six months ended June 30, 2025 decreased by $17.1 million, or 3.6%, and $71.6 million, or 7.5%, from the three and six months ended June 30, 2024, respectively. The changes in cost of services and products sold were attributable to the following significant items:

(in millions)	Three Months Ended	Six Months Ended
Cost of services and products sold — June 30, 2024	$480.2	$958.5
Change in costs due to changes in revenue volume and mix (a)	(13.4)	(37.5)
Changes in costs from divestitures	(17.3)	(38.4)
Impact of foreign currency translation	5.2	(5.4)
Changes from cost adjustments as a result of certain estimated forward loss provisions in Rail (b)	8.8	9.9
Other	(0.4)	(0.2)
Cost of services and products sold — June 30, 2025	$463.2	$886.9
(a) Includes the net impact from new and lost contracts in HE.
(b) Includes Network Rail, Deutsche Bahn and SBB contracts.

Selling, General and Administrative Expenses
SG&A for the three and six months ended June 30, 2025 increased by $5.0 million, or 5.6%, and $7.0 million, or 4.0%, from the three and six months ended June 30, 2024, respectively, which were primarily driven by higher compensation costs of $4.7 million and $6.8 million, respectively, mainly in Corporate, CE and HE, as well as increased professional fees of $3.5 million and $5.5 million, respectively, principally related to costs in Corporate to support and execute the Company's long-term strategies. These increases were partially offset by a reduction to the Company's provision for expected credit losses of $3.1 million and $3.2 million for the three and six months ended June 30, 2025, respectively, when compared to the same periods in the prior year, primarily resulting from the recovery of a trade accounts receivable balance due from a former HE customer that had been fully reserved.

The changes in the three and six months ended June 30, 2025 from the periods in the prior year were also favorably impacted by $1.9 million and $3.8 million, respectively, as a result of the divestitures of Performix and Reed in 2024. These impacts are not included in the SG&A drivers discussed above.

Intangible Asset Impairment Charge
During the three and six months ended June 30, 2024, the Company recorded a $2.8 million impairment charge related to the loss of an HE customer in Europe to fully impair the value of the related customer relationship intangible asset. No intangible asset impairment charge was recorded during the three and six months ended June 30, 2025.

Property, Plant and Equipment Impairment Charge
An impairment charge related to plant, property and equipment ("PP&E") of $7.4 million was recorded during the three and six months ended June 30, 2025 related to a site exit in Europe in HE.

Remeasurement of Long-Lived Assets
During the six months ended June 30, 2024, the Company recorded $10.7 million in depreciation and amortization expense for Rail's PP&E and intangible assets that were previously classified in Assets held for sale from November 2021 through February 2024 and were reclassified into its respective caption for assets held for use on the Company's Condensed Consolidated Balance Sheets at March 31, 2024. This amount includes all of the depreciation and amortization expense that would have been recognized during the periods that these assets were classified as held for sale. This charge was not repeated in the six months ended June 30, 2025.

Gain on Sale of Businesses, Net
During the three and six months ended June 30, 2024, the Company recognized a pre-tax net gain of $1.9 million from the divestiture of an HE business, Performix. This did not repeat in the three and six months ended June 30, 2025.

Other (Income) Expenses, Net
The major components of this Condensed Consolidated Statements of Operations caption are as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
(in millions)	2025	2024	2025	2024
Employee termination benefit costs	$1.1	$4.2	$3.6	$4.6
Other costs (income) for exit activities	1.7	0.3	3.6	0.9
Asset impairments	—	1.8	0.6	1.8
Net gains on sale of assets	(0.4)	(0.2)	(1.2)	(3.5)
Other (income) expenses, net	$2.4	$6.2	$6.7	$3.7

Interest Income
Interest income was $0.5 million and $0.9 million for the three and six months ended June 30, 2025, respectively, compared to $3.4 million and $5.1 million for the three and six months ended June 30, 2024, respectively. In April 2024, the Company recognized a pre-tax gain of $2.7 million from the settlement of the Company's note receivable from the buyer of the former Harsco Industrial IKG ("IKG") business. No such income was received during the three and six months ended June 30, 2025.
Interest Expense
Interest expense during the three and six months ended June 30, 2025 decreased by $0.3 million and $1.9 million, respectively, compared with the three and six months ended June 30, 2024. This decrease is mainly driven by lower interest rates charged on borrowings under the Company's Senior Secured Credit Facilities during the three and six months ended June 30, 2025, when compared to the three and six months ended June 30, 2024, partially offset by an increase in expense from the addition of finance leases after June 30, 2024.
Facility Fees and Debt-Related Income (Expense)
The Company recognized facility fee expense mostly related to the Company's AR Facility of $2.6 million and $5.2 million during the three and six months ended June 30, 2025, respectively, compared to $2.9 million and $5.7 million recognized during the three and six months ended June 30, 2024, respectively. See Note 4, Trade Accounts Receivables and Other Receivables and Note 9, Debt and Credit Agreements, in Part I, Item 1. Financial Statements.
Defined Benefit Pension Income (Expense)
Defined benefit pension expense was $5.4 million and $10.4 million for the three and six months ended June 30, 2025, respectively. Defined benefit pension expense was $4.2 million and $8.3 million for the three and six months ended June 30, 2024, respectively. This expense increase is primarily related to a lower expected rate of return on plan assets in the current year, compared to 2024.
Income Tax Expense
Income tax expense from continuing operations for the three and six months ended June 30, 2025 was $3.6 million and $11.6 million, respectively, compared to $10.0 million and $17.9 million for the three and six months ended June 30, 2024. Income tax expense during the three months and six months ended June 30, 2025 decreased, compared to income tax expense for the three and six months ended June 30, 2024, primarily due to lower business performance in HE in various countries and in Rail in the U.S. In addition, the decrease in the six months ended June 30, 2025 was attributable to a $3.3 million net gain on sale of assets in Corporate in 2024 that did not reoccur in 2025 and a $0.8 million tax benefit from the release of the Company's uncertain tax position reserve in certain foreign jurisdiction due to statute of limitation expiration, partially offset by a $5.7 million out-of-period adjustment recorded in the first quarter of 2025, as described in Note 1, Basis of Presentation in Part I, Item 1. Financial Statements.

Income (Loss) from Continuing Operations
Loss from continuing operations was $45.9 million and $56.9 million for the three and six months ended June 30, 2025, respectively, compared to $10.2 million and $26.0 million for the three and six months ended June 30, 2024, respectively. The primary drivers for these changes are noted above.

Total Other Comprehensive Income (Loss)
Total other comprehensive income was $10.0 million and $18.8 million for the three and six months ended June 30, 2025, respectively, compared to total other comprehensive loss of $6.2 million and $13.9 million for the three and six months ended June 30, 2024, respectively. The primary driver of this change was the fluctuation of the U.S. dollar against certain currencies during the three and six months ended June 30, 2025, inclusive of the impact of foreign currency translation of cumulative unrecognized actuarial losses on the Company's pension obligations. This was partially offset by the change in valuation of the Company's interest rate swaps during the three and six months ended June 30, 2025, when compared to the valuation during the three and six months ended June 30, 2024.

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

The Company’s cash flows from operating, investing and financing activities, as reflected on the Condensed Consolidated Statements of Cash Flows, are summarized in the following table:

	Six Months Ended
	June 30
(In millions)	2025	2024
Net cash provided (used) by:
Operating activities	$28.6	$40.4
Investing activities	(61.2)	(19.2)
Financing activities	54.1	(28.5)
Effect of exchange rate changes on cash and cash equivalents, including restricted cash	1.9	(9.8)
Net change in cash and cash equivalents, including restricted cash	$23.4	$(17.1)
Net cash (used) provided by operating activities — Net cash provided by operating activities for the six months ended June 30, 2025 was $28.6 million, a decrease in cash flows of $11.8 million from the six months ended June 30, 2024, primarily due to lower cash net income, which was partially offset against a net favorable change in working capital related to decreases to contract assets mainly related to the timing of Rail's contracts, the timing of payments for accounts payable, a decrease in payments of accrued compensation and proceeds received from the Company's AR Facility during the six months ended June 30, 2025. These cash inflows from working capital were partially offset by unfavorable changes related to the timing of accounts receivable collections across each of the segments and the timing of customer advances at Rail during the six months ended June 30, 2025.

Net cash (used ) provided by investing activities — Net cash used by investing activities during the six months ended June 30, 2025 was $61.2 million, an increase in net cash used of $42.0 million from net cash used during the six months ended June 30, 2024. This net increase in cash used is primarily from the non-recurring receipt of proceeds during the six months ended June 30, 2024 from the settlement of the Company's note receivable from IKG in April 2024 of $17.0 million and the sale of Performix in April 2024 of $16.6 million, as well as higher proceeds from the sale of assets of $3.8 million, primarily by Corporate, when compared to 2025. The six months ended June 30, 2025 was also unfavorably impacted by an increase of $4.9 million of net payments related to the settlement of foreign currency forward exchange contracts, compared to the six months ended June 30, 2024.

Net cash (used) provided by financing activities — Net cash provided by financing activities during the six months ended June 30, 2025 increased by $82.6 million from the six months ended June 30, 2024, mostly attributable to an increase in net borrowings of $71.1 million during the six months ended June 30, 2025, which were mostly used to support the Company's operating and investing activities explained above. The six months ended June 30, 2024 also included payments of $12.6 million in dividends made to strategic venture partners for HE, which did not reoccur during the six months ended June 30, 2025.

Effects of exchange rate changes on cash and cash equivalents, including restricted cash — The favorable change of $11.7 million resulted from exchange rate fluctuations during the six months ended June 30, 2024 due to the strengthening of the U.S. dollar against certain currencies, primarily the Egyptian pound, unfavorably impacting the Company's global cash balances held in these currencies, which did not repeat during the six months ended June 30, 2025.

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

Summary of Senior Secured Credit Facilities and Notes: (in millions)	June 30 2025	December 31 2024
By type:
Term Loan	$480.0	$482.5
Revolving Credit Facility	469.0	407.0
5.75% Senior Notes	475.0	475.0
Total	$1,424.0	$1,364.5
By classification:
Current	$5.0	$5.0
Long-term	1,419.0	1,359.5
Total	$1,424.0	$1,364.5

	June 30, 2025
(In millions)	Facility Limit	Outstanding Balance	Outstanding Letters of Credit	Available Credit
Revolving credit facility (a)	675.0	$469.0	$24.5	$181.5
(a) Includes $50.0 million and $625.0 million of revolving credit commitments scheduled to mature on March 10, 2026 and September 5, 2029, respectively. Refer to Note 9, Debt and Credit Agreements in Part I. Financial Statements for more information related to the Company's Senior Secured Credit Facilities.

Debt Covenants
Under the terms of the February 2025 amendment to the Company's Senior Secured Credit Facilities, the maximum net debt to consolidated adjusted EBITDA ratio covenant is 5.00x for the quarters ended June 30, 2025 and September 30, 2025 and then decreases every six months by 0.25x until reaching 4.00x for the quarter ended June 30, 2027 and thereafter. The Company's required coverage of consolidated interest charges is set to a minimum of 2.50x for each quarter ended after December 31, 2024.

At June 30, 2025, the Company was in compliance with these covenants, as the total net debt to Consolidated Adjusted EBITDA ratio was 4.75x, compared to the permitted maximum ratio of 5.00x, and total interest coverage ratio was 2.84x, compared to the permitted minimum ratio of 2.50x. Based on balances and covenants in effect at June 30, 2025, the Company could increase net debt by $76.6 million and remain in compliance with these debt covenants. Alternatively, Consolidated Adjusted EBITDA could decrease by $15.3 million or interest expense could increase by $14.3 million and the Company would remain in compliance with these covenants at June 30, 2025. The Company believes it will continue to maintain compliance with these covenants based on its current outlook. However, the Company’s estimates of compliance with these covenants could change in the future with a deterioration in economic conditions including continued softness in certain markets, changes to tariffs, higher than forecasted interest rate increases, the timing of working capital, including the collection of receivables, an inability to successfully realize increased pricing and implement cost reduction initiatives that mitigate the impacts of inflation and other factors that may adversely impact its compliance with covenants.

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

During the six months ended June 30, 2025, the Company received $10.0 million in proceeds from the AR Facility. No proceeds were received from the AR Facility during the six months ended June 30, 2024.

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

At June 30, 2025, the Company's consolidated cash and cash equivalents included $96.2 million held by non-U.S. subsidiaries and approximately 3.6% of the Company's consolidated cash and cash equivalents had regulatory restrictions that would preclude the transfer of funds with and among subsidiaries. Non-U.S. subsidiaries also held $30.5 million of cash and cash equivalents in consolidated strategic ventures. The strategic venture agreements may require strategic venture partner approval to transfer funds with and among subsidiaries. While the Company's remaining non-U.S. cash and cash equivalents can be transferred with and among subsidiaries, the majority of these non-U.S. cash balances will be used to support the ongoing working capital needs and continued growth of the Company's non-U.S. operations.

During the six months ended June 30, 2025, in connection with the Company's amended contract with Deutsche Bahn, the Company's advance payment guarantee was updated. The terms of the updated agreement with the issuing bank required $14.5 million of cash collateral to be held until the guarantee is released. The Company funded this balance in May 2025 and it is classified as Restricted Cash on the Company's Condensed Consolidated Balance Sheets.

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

ITEM 4.        CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of June 30, 2025, an evaluation was performed, under the supervision and with the participation of the Company’s management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a – 15 under the Securities and Exchange Act of 1934, as amended. Based upon that evaluation, such officers concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities and Exchange Act of 1934, as amended (1) is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and (2) is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

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

PART II — OTHER INFORMATION
ITEM 1.        LEGAL PROCEEDINGS
Information on legal proceedings is included in Note 12, Commitments and Contingencies, in Part I, Item 1, Financial Statements.

ITEM 1A.     RISK FACTORS
The Company's risk factors as of June 30, 2025 have not changed materially from those described in Part 1, Item 1A, "Risk Factors" of the Company's Annual Report on Form 10-K for the year ended December 31, 2024, except for the risk factor below:

Although we announced our intention to conduct a process to evaluate and explore strategic alternatives, including, but not limited to, a tax-efficient sale or separation of the Clean Earth business, we may be unable to complete a transaction on favorable terms or at all and our pursuit of a sale, separation or any other strategic alternatives could adversely affect our businesses, results of operations and financial condition.

On August 5, 2025, we announced that we are conducting a process to evaluate and explore strategic alternatives aimed at unlocking shareholder value, including, but not limited to, a tax-efficient sale or separation of the Clean Earth business. Our announcement of the evaluation and exploration of strategic alternatives involves various risks and uncertainties, including the risk that we may be unable to enter into an agreement for a transaction and any agreement that we may enter into may not be on favorable terms and/or may not be completed due to regulatory or other factors. Moreover, our announcement and pursuit of strategic alternatives could cause disruptions in, and create uncertainty surrounding, our business, including affecting our business relationships with existing and future customers, suppliers and employees, which could have an adverse effect on our results of operations and financial condition, potentially making it more difficult to successfully complete a transaction on favorable terms. If we are unable to complete any strategic alternatives, or we complete a transaction on unfavorable terms, we may suffer negative publicity, our businesses may suffer, our results of operations, financial condition or cash flows may be adversely affected and the market value of our shares may fall. Further, if we are successful in completing a transaction on favorable terms, the remaining company may not be able to conduct its business or achieve the full strategic benefit that is expected to result from such transaction, which may adversely affect the remaining company’s results of operations, financial condition or cash flows. The evaluation and exploration of strategic alternatives may require commitments of significant time and resources on the part of management. As a result, the evaluation and exploration of strategic alternatives may divert management’s attention from overseeing and exploring opportunities that may be beneficial to our businesses and operations and, as such, adversely affect our businesses and operations and harm our results of operations, financial condition or cash flows and the market value of our shares.

ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 5.        OTHER INFORMATION
During the three months ended June 30, 2025, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted, modified, or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement for the purchase or sale of securities of the Company, within the meaning of Item 408 of Regulation S-K.

ITEM 6.        EXHIBITS

The following exhibits are included as part of this report by reference:

Exhibit Number	Description
10.1	Form of RSU Award Agreement (for awards granted on or after March 1, 2025).*
10.2	Form of PSU Award Agreement (for awards granted on or after March 1, 2025).*
10.3	Form of SAR Award Agreement (for awards granted on or after March 1, 2025).*
10.4
Amendment No. 5 to the 2013 Equity and Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 28, 2025, Commission File Number 001-03970).

10.5
Amendment No. 3 to the 2016 Non-Employee Directors’ Long-Term Equity Compensation Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated April 28, 2025, Commission File Number 001-03970).

10.6
Form of Amended & Restated Change in Control Severance Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 23, 2024, Commission File Number 001-03970).

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

ENVIRI CORPORATION
(Registrant)

DATE	August 5, 2025	/s/ TOM VADAKETH
Tom Vadaketh
Senior Vice President and Chief Financial Officer
(On behalf of the registrant and as Principal Financial Officer)

DATE	August 5, 2025	/s/ SAMUEL C. FENICE
Samuel C. Fenice
Vice President and Corporate Controller
(Principal Accounting Officer)