Form 10-Q
period 2025-09-30
ENVIRI Corp
filed 2025-11-10
CIK 45876

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2025
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐  NO ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2025
Common stock, par value $1.25 per share	80,652,661

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

PART I — FINANCIAL INFORMATION
ITEM 1.      FINANCIAL STATEMENTS
ENVIRI CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands)	September 30 2025	December 31 2024
ASSETS
Current assets:
Cash and cash equivalents	$115,357	$88,359
Restricted cash	15,662	1,799
Trade accounts receivable, net	281,072	260,690
Other receivables	43,035	40,439
Inventories	195,417	182,042
Current portion of contract assets	45,066	59,881
Prepaid expenses	61,561	62,435
Other current assets	12,070	14,880
Total current assets	769,240	710,525
Property, plant and equipment, net	697,286	664,292
Right-of-use assets, net	124,648	92,153
Goodwill	757,504	739,758
Intangible assets, net	279,728	298,438
Retirement plan assets	77,600	73,745
Deferred income tax assets	23,823	17,578
Other assets	63,773	53,744
Total assets	$2,793,602	$2,650,233
LIABILITIES
Current liabilities:
Short-term borrowings	$14,496	$8,144
Current maturities of long-term debt	25,711	21,004
Accounts payable	250,638	214,689
Accrued compensation	61,440	63,686
Income taxes payable	4,824	5,747
Reserve for forward losses on contracts	49,141	54,320
Current portion of advances on contracts	7,218	13,265
Derivative liabilities	34,029	1,284
Current portion of operating lease liabilities	30,207	26,049
Other current liabilities	161,718	158,194
Total current liabilities	639,422	566,382
Long-term debt	1,500,042	1,410,718
Retirement plan liabilities	28,587	27,019
Operating lease liabilities	96,761	67,998
Environmental liabilities	42,147	46,585
Deferred tax liabilities	23,470	26,796
Other liabilities	59,368	55,136
Total liabilities	2,389,797	2,200,634
COMMITMENTS AND CONTINGENCIES
ENVIRI CORPORATION STOCKHOLDERS’ EQUITY
Common stock	147,719	146,844
Additional paid-in capital	269,734	255,102
Accumulated other comprehensive loss	(519,961)	(538,964)
Retained earnings	1,317,031	1,400,347
Treasury stock	(853,438)	(851,881)
Total Enviri Corporation stockholders’ equity	361,085	411,448
Noncontrolling interests	42,720	38,151
Total equity	403,805	449,599
Total liabilities and equity	$2,793,602	$2,650,233
See accompanying notes to unaudited condensed consolidated financial statements.

ENVIRI CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
(In thousands, except per share amounts)	2025	2024	2025	2024
Revenues from continuing operations:
Service revenues	$505,875	$488,132	$1,487,956	$1,492,569
Product revenues	68,940	85,495	197,397	291,368
Total revenues	574,815	573,627	1,685,353	1,783,937
Costs and expenses from continuing operations:
Cost of services sold	390,320	373,924	1,157,533	1,154,998
Cost of products sold	64,026	80,821	183,726	258,227
Selling, general and administrative expenses	93,294	89,183	277,905	266,763
Research and development expenses	878	888	2,340	2,692
Intangible asset impairment charge	—	—	—	2,840
Property, plant and equipment impairment charge	—	—	7,386	—
Remeasurement of long-lived assets	—	—	—	10,695
Gain on sale of businesses, net	—	(8,601)	—	(10,478)
Other expense (income), net	9,817	40	16,519	3,760
Total costs and expenses	558,335	536,255	1,645,409	1,689,497
Operating income (loss) from continuing operations	16,480	37,372	39,944	94,440
Interest income	552	981	1,476	6,113
Interest expense	(28,353)	(28,813)	(82,527)	(84,869)
Facility fees and debt-related income (expense)	(2,508)	(2,978)	(7,739)	(8,687)
Defined benefit pension income (expense)	(5,322)	(4,257)	(15,742)	(12,599)
Income (loss) from continuing operations before income taxes and equity in income	(19,151)	2,305	(64,588)	(5,602)
Income tax benefit (expense) from continuing operations	(1,066)	(13,437)	(12,621)	(31,372)
Equity in income (loss) of unconsolidated entities, net	39	38	111	(84)
Income (loss) from continuing operations	(20,178)	(11,094)	(77,098)	(37,058)
Discontinued operations:
Income (loss) from discontinued businesses	(1,597)	(1,584)	(4,065)	(4,287)
Income tax benefit (expense) from discontinued businesses	417	411	1,061	1,112
Income (loss) from discontinued operations, net of tax	(1,180)	(1,173)	(3,004)	(3,175)
Net income (loss)	(21,358)	(12,267)	(80,102)	(40,233)
Less: Net loss (income) attributable to noncontrolling interests	(955)	(901)	(3,214)	(4,498)
Net income (loss) attributable to Enviri Corporation	$(22,313)	$(13,168)	$(83,316)	$(44,731)
Amounts attributable to Enviri Corporation common stockholders:
Income (loss) from continuing operations, net of tax	$(21,133)	$(11,995)	$(80,312)	$(41,556)
Income (loss) from discontinued operations, net of tax	(1,180)	(1,173)	(3,004)	(3,175)
Net income (loss) attributable to Enviri Corporation common stockholders	$(22,313)	$(13,168)	$(83,316)	$(44,731)

Weighted-average shares of common stock outstanding	80,665	80,165	80,543	80,085
Basic earnings (loss) per common share attributable to Enviri Corporation common stockholders:
Continuing operations	$(0.26)	$(0.15)	$(1.00)	$(0.52)
Discontinued operations	(0.01)	(0.01)	(0.04)	(0.04)
Basic earnings (loss) per share attributable to Enviri Corporation common stockholders (a)	$(0.28)	$(0.16)	$(1.03)	$(0.56)

Diluted weighted-average shares of common stock outstanding	80,665	80,165	80,543	80,085
Diluted earnings (loss) per common share attributable to Enviri Corporation common stockholders:
Continuing operations	$(0.26)	$(0.15)	$(1.00)	$(0.52)
Discontinued operations	(0.01)	(0.01)	(0.04)	(0.04)
Diluted earnings (loss) per share attributable to Enviri Corporation common stockholders (a)	$(0.28)	$(0.16)	$(1.03)	$(0.56)
(a) Earnings (loss) per share attributable to Enviri Corporation common stockholders is calculated based on actual amounts. As a result, these per share amounts may not total due to rounding.
See accompanying notes to unaudited condensed consolidated financial statements.

ENVIRI CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

	Three Months Ended
	September 30
(In thousands)	2025	2024
Net income (loss)	$(21,358)	$(12,267)
Other comprehensive income (loss):
Foreign currency translation adjustments, net of deferred income taxes of $(1,373) and $3,438 in 2025 and 2024, respectively	(9,333)	22,985
Net gain (loss) on cash flow hedging instruments, net of deferred income taxes of $(141) and $1,129 in 2025 and 2024, respectively	571	(3,670)
Pension liability adjustments, net of deferred income taxes of $(204) and $(262) in 2025 and 2024, respectively	10,374	(11,125)
Unrealized gain (loss) on marketable securities, net of deferred income taxes of $3 and $(3) in 2025 and 2024, respectively	(5)	8
Total other comprehensive income (loss)	1,607	8,198
Total comprehensive income (loss)	(19,751)	(4,069)
Comprehensive (income) loss attributable to noncontrolling interests	(1,155)	(2,171)
Comprehensive income (loss) attributable to Enviri Corporation	$(20,906)	$(6,240)

	Nine Months Ended
	September 30
(In thousands)	2025	2024
Net income (loss)	$(80,102)	$(40,233)
Other comprehensive income (loss):
Foreign currency translation adjustments, net of deferred income taxes of $4,373 and $3,138 in 2025 and 2024, respectively	29,337	(4,355)
Net gain (loss) on cash flow hedging instruments, net of deferred income taxes of $994 and $442 in 2025 and 2024, respectively	(4,026)	(1,679)
Pension liability adjustments, net of deferred income taxes of $(661) and $(821) in 2025 and 2024, respectively	(4,954)	328
Unrealized gain (loss) on marketable securities, net of deferred income taxes of $— and $(2) in 2025 and 2024, respectively	1	5
Total other comprehensive income (loss)	20,358	(5,701)
Total comprehensive income (loss)	(59,744)	(45,934)
Less: Comprehensive (income) loss attributable to noncontrolling interests	(4,569)	(4,723)
Comprehensive income (loss) attributable to Enviri Corporation	$(64,313)	$(50,657)

See accompanying notes to unaudited condensed consolidated financial statements.

ENVIRI CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30
(In thousands)	2025	2024
Cash flows from operating activities:
Net income (loss)	$(80,102)	$(40,233)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	113,701	111,525
Amortization	22,721	24,089
Deferred income tax (benefit) expense	(8,407)	5,634
Equity in (income) loss of unconsolidated entities, net	(111)	84
Dividends from unconsolidated entities	77	204
Right-of-use assets	23,328	23,687
Property, plant and equipment impairment charge	7,386	—
Intangible asset impairment charge	—	2,840
Remeasurement of long-lived assets	—	10,695
Gain on sale of businesses, net	—	(10,478)
Stock-based compensation	15,507	13,040
Other, net	(6,104)	(13,952)
Changes in assets and liabilities, net of acquisitions and dispositions of businesses:
Accounts receivable	(4,058)	3,231
Inventories	(8,619)	(17,084)
Contract assets	5,368	(14,923)
Accounts payable	13,566	7,421
Accrued interest payable	(7,131)	(5,092)
Accrued compensation	(5,520)	(13,412)
Advances on contracts and other customer advances	(17,461)	(10,446)
Operating lease liabilities	(23,227)	(23,341)
Retirement plan liabilities, net	14,133	(6,981)
Other assets and liabilities	7,961	(4,737)
Net cash (used) provided by operating activities	63,008	41,771
Cash flows from investing activities:
Purchases of property, plant and equipment	(92,416)	(102,094)
Proceeds from sale of businesses, net	—	57,667
Proceeds from sales of assets	5,815	12,479
Expenditures for intangible assets	(114)	(1,181)
Proceeds from notes receivable	—	17,023
Net proceeds (payments) from settlement of foreign currency forward exchange contracts	(4,319)	(6,133)
Net cash used by investing activities	(91,034)	(22,239)
Cash flows from financing activities:
Short-term borrowings, net	3,456	(2,982)
Borrowings and repayments under Revolving Credit Facility, net	82,000	15,000
Borrowings related to refinancing of Revolving Credit Facility	—	107,557
Repayments related to refinancing of Revolving Credit Facility	—	(107,557)
Repayments of Term Loan	(3,750)	(3,750)
Cash paid for finance leases and other long-term debt	(14,186)	(10,272)
Proceeds from other long-term debt	566	—
Dividends paid to noncontrolling interests	—	(15,964)
Contributions from noncontrolling interests	—	874
Stock-based compensation - Employee taxes paid	(1,556)	(1,546)
Deferred financing costs	—	(3,765)
Net cash (used) provided by financing activities	66,530	(22,405)
Effect of exchange rate changes on cash and cash equivalents, including restricted cash	2,357	(8,609)
Net increase (decrease) in cash and cash equivalents, including restricted cash	40,861	(11,482)
Cash and cash equivalents, including restricted cash, at beginning of period	90,158	124,614
Cash and cash equivalents, including restricted cash, at end of period	$131,019	$113,132

See accompanying notes to unaudited condensed consolidated financial statements.

ENVIRI CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (Unaudited)

	Enviri Corporation Stockholders’ Equity
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests
(In thousands, except share amounts)	Issued	Treasury					Total
Balances, December 31, 2023	$146,105	$(849,996)	$238,416	$1,528,320	$(539,694)	$52,257	$575,408
Net income (loss)	—	—	—	(17,962)	—	1,116	(16,846)
Cash dividends declared:
Noncontrolling interests	—	—	—	—	—	(8,243)	(8,243)
Total other comprehensive income (loss), net of deferred income taxes of $(1,433)	—	—	—	—	(6,838)	(821)	(7,659)
Contributions from noncontrolling interests	—	—	—	—	—	874	874
Vesting of restricted stock units and other stock grants, net 201,053 shares	443	(1,270)	(443)	—	—	—	(1,270)
Amortization of unearned portion of stock-based compensation, net of forfeitures	—	—	3,860	—	—	—	3,860
Balances, March 31, 2024	$146,548	$(851,266)	$241,833	$1,510,358	$(546,532)	$45,183	$546,124
Net income (loss)	—	—	—	(13,601)	—	2,481	(11,120)
Cash dividends declared:
Noncontrolling interests	—	—	—	—	—	(4,308)	(4,308)
Total other comprehensive income (loss), net of deferred income taxes of $(112)	—	—	—	—	(6,016)	(224)	(6,240)
Stock appreciation rights exercised, net 603 shares	1	(2)	(1)	—	—	—	(2)
Vesting of restricted stock units and other stock grants, net 74,725 shares	102	(59)	(102)	—	—	—	(59)
Amortization of unearned portion of stock-based compensation, net of forfeitures	—	—	4,403	—	—	—	4,403
Balances, June 30, 2024	$146,651	$(851,327)	$246,133	$1,496,757	$(552,548)	$43,132	$528,798
Net income (loss)	—	—	—	(13,168)	—	901	(12,267)
Cash dividends declared:
Noncontrolling interests	—	—	—	—	—	(3,413)	(3,413)
Total other comprehensive income (loss), net of deferred income taxes of $4,302	—	—	—	—	6,928	1,270	8,198
Vesting of restricted stock units and other stock grants, net 23,351 shares	55	(214)	(55)	—	—	—	(214)
Amortization of unearned portion of stock-based compensation, net of forfeitures	—	—	4,777	—	—	—	4,777
Balances, September 30, 2024	$146,706	$(851,541)	$250,855	$1,483,589	$(545,620)	$41,890	$525,879

	Enviri Corporation Stockholders’ Equity
(In thousands, except share amounts)	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests
	Issued	Treasury					Total
Balances, December 31, 2024	$146,844	$(851,881)	$255,102	$1,400,347	$(538,964)	$38,151	$449,599
Net income (loss)	—	—	—	(13,396)	—	1,201	(12,195)
Total other comprehensive income (loss), net of deferred income taxes of $2,487	—	—	—	—	8,351	367	8,718
Vesting of restricted stock units, net 284,643 shares	636	(1,357)	(636)	—	—	—	(1,357)
Vesting of performance share units, net 14,860 shares	35	(122)	(35)	—	—	—	(122)
Amortization of unearned portion of stock-based compensation, net of forfeitures	—	—	4,044	—	—	—	4,044
Balances, March 31, 2025	$147,515	$(853,360)	$258,475	$1,386,951	$(530,613)	$39,719	$448,687
Net income (loss)	—	—	—	(47,607)	—	1,058	(46,549)
Total other comprehensive income (loss), net of deferred income taxes of $3,934	—	—	—	—	9,245	788	10,033
Vesting of restricted stock units and other stock grants, net 144,761 shares	191	(56)	(191)	—	—	—	(56)
Amortization of unearned portion of stock-based compensation, net of forfeitures	—	—	5,716	—	—	—	5,716
Balances, June 30, 2025	$147,706	$(853,416)	$264,000	$1,339,344	$(521,368)	$41,565	$417,831
Net income (loss)	—	—	—	(22,313)	—	955	(21,358)
Total other comprehensive income (loss), net of deferred income taxes of $(1,715)	—	—	—	—	1,407	200	1,607
Stock appreciation rights exercised, net 5,452 shares	6	—	(6)				—
Vesting of restricted stock units and other stock grants, net 3,367 shares	7	(22)	(7)	—	—	—	(22)
Amortization of unearned portion of stock-based compensation, net of forfeitures	—	—	5,747	—	—	—	5,747
Balances, September 30, 2025	$147,719	$(853,438)	$269,734	$1,317,031	$(519,961)	$42,720	$403,805

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

Out-of-Period Adjustment

During the nine months ended September 30, 2025, the Company recorded an out-of-period adjustment that had the net effect of increasing Income tax expense from continuing operations on the Company’s Condensed Consolidated Statements of Operations by $5.7 million. The adjustment is primarily the result of an identified error in the Company’s income tax provision calculation. The Company assessed the individual and aggregate impact of this adjustment on the current year and all prior periods and determined that the cumulative effect of the adjustments was not material to the nine months ended September 30, 2025 and did not result in a material misstatement to any previously issued annual or quarterly financial statements. Consequently, the Company recorded the adjustment during the three months ended March 31, 2025 and has not revised any previously issued amounts in the Company’s Consolidated Financial Statements.

Reclassifications

Reclassifications have been made to prior year amounts to conform with current year classifications. These reclassifications did not have a material impact on the Company's Condensed Consolidated Financial Statements, including the notes thereto.

2.     Recently Adopted and Recently Issued Accounting Standards

The following accounting standard was adopted during the nine months ended September 30, 2025:

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

The following accounting standards have been issued and become effective for the Company at a future date:

In December 2023, the FASB issued changes which require greater disaggregation of income tax disclosures related to the income tax rate reconciliation and income taxes paid. The changes become effective starting with the Company's annual financial statements for the year ended December 31, 2025. The guidance should be applied on a prospective basis with the option to apply the standard retrospectively. Early adoption is permitted. The Company has elected to adopt the new standard on a prospective basis.

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

4.    Trade Accounts Receivables and Other receivables
Accounts receivable consist of the following:

(In thousands)	September 30 2025	December 31 2024
Trade accounts receivable	$291,674	$275,804
Less: Allowance for expected credit losses	(10,602)	(15,114)
Trade accounts receivable, net	$281,072	$260,690
Other receivables (a)	$43,035	$40,439
(a) Other receivables include employee receivables, insurance receivable, tax claims and refunds and other miscellaneous items not included in Trade accounts receivable, net.

The change in provision for expected credit losses related to trade accounts receivable was as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(In thousands)	2025	2024	2025	2024
Change in provision for expected credit losses	$(1,028)	$(1,361)	$(3,787)	$(880)

At September 30, 2025, $7.9 million of the Company's trade accounts receivable were past due by twelve months or more, with $5.7 million of this amount reserved. The change in provision for credit losses for the three and nine months ended September 30, 2025 included recoveries of $1.2 million and $3.4 million, respectively, of a previously reserved balance for an HE customer who had become insolvent in the fourth quarter of 2024.

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

The total outstanding balance of trade receivables that have been sold and derecognized by the SPE was $160.0 million as of September 30, 2025 and $150.0 million December 31, 2024. The SPE owned $59.8 million and $63.8 million of trade receivables as of September 30, 2025 and December 31, 2024, respectively, which is included in the caption Trade accounts receivable, net, on the Condensed Consolidated Balance Sheets.

The Company received proceeds of $10.0 million from the AR Facility during the nine months ended September 30, 2025. No proceeds were received during the nine months ended September 30, 2024.

Factoring Arrangements
The Company maintains factoring arrangements with a financial institution to sell certain accounts receivable that are also accounted for as a sale of financial assets and accordingly, derecognized from the Company's Condensed Consolidated Balance Sheet. The following table reflects balances for net amounts sold and program capacities for the arrangements:

(In millions)	September 30 2025	December 31 2024
Net amounts sold under factoring arrangements	$15.0	$13.3
Program capacities	21.1	18.6

5.    Inventories
Inventories consist of the following:

(In thousands)	September 30 2025	December 31 2024
Finished goods	$17,609	$14,344
Work-in-process	17,649	15,629
Raw materials and purchased parts	112,080	107,364
Stores and supplies	48,079	44,705
Total inventories	$195,417	$182,042

6.     Property, Plant and Equipment
PP&E consist of the following:

(In thousands)	September 30 2025	December 31 2024
Land and improvements	$95,384	$94,551
Buildings and improvements	246,099	225,688
Machinery and equipment	1,723,877	1,576,298
Uncompleted construction	50,723	53,441
Gross property, plant and equipment	2,116,083	1,949,978
Less: Accumulated depreciation	(1,418,797)	(1,285,686)
Property, plant and equipment, net	$697,286	$664,292
During the nine months ended September 30, 2025, the Company recorded an impairment charge of $7.4 million related to its decision to exit a downstream products business in France, which is included in the caption Property, plant and equipment impairment charge in the Condensed Consolidated Statements of Operations.

7. Leases
The components of lease expense were as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(In thousands)	2025	2024	2025	2024
Finance leases:
Depreciation expense	$4,946	$3,445	$13,289	$9,046
Interest on lease liabilities	1,654	1,164	4,614	3,064
Operating leases	9,542	9,689	28,924	29,482
Variable and short-term lease expense	14,469	13,756	40,701	41,555
Sublease income	(2)	(1)	(5)	(5)
Total lease expense	$30,609	$28,053	$87,523	$83,142

8.     Goodwill and Other Intangible Assets

The Company tests for goodwill impairment annually, or more frequently if indicators of impairment exist, or if a decision is made to dispose of a business. The Company performs its annual goodwill impairment test as of October 1 and monitors for triggering events on an ongoing basis.

During the nine months ended September 30, 2025, the Company determined that there were no events or indicators present that would indicate that it was more-likely-than-not that its reporting units' fair values were less than their carrying amounts, which would require a further interim impairment analysis. However, unfavorable economic conditions, including tariffs and continued cost inflation, could impact the Company's future projected cash flows and discount rates used to estimate fair value, which could result in an impairment charge to any of the Company's reporting units in a future period.

During the nine months ended September 30, 2024, due to the loss of a customer in Europe for HE, the Company recorded a $2.8 million charge to fully impair the value of a related customer relationship intangible asset. This amount is included in the caption Intangible asset impairment charge on the Condensed Consolidated Statement of Operations.

9. Debt and Credit Agreements
Long-term debt consists of the following:

(In thousands)	September 30 2025	December 31 2024
Senior Secured Credit Facilities:
Term Loan	$478,750	$482,500
Revolving Credit Facility	489,000	407,000
Senior Notes	475,000	475,000
Other financing payable (including finance leases) in varying amounts	93,032	79,917
Total debt obligations	1,535,782	1,444,417
Less: deferred financing costs	(10,029)	(12,695)
Total debt obligations, net of deferred financing costs	1,525,753	1,431,722
Less: current maturities of long-term debt	(25,711)	(21,004)
Long-term debt	$1,500,042	$1,410,718

On November 5, 2025, the Company entered into an amendment to the Credit Agreement to, among other things, modify certain levels of its total Net Debt to Consolidated Adjusted EBITDA ratio covenant and permit a distribution of the Company’s Clean Earth business, together with certain related transactions, including repayments of certain of the Company's existing indebtedness. The Company obtained the amendment because its forward-looking projections indicated that it may not meet the minimum level required by the net leverage coverage ratio and to allow for the strategic alternatives it is currently evaluating. As a result of this amendment, the total Net Debt to Consolidated Adjusted EBITDA ratio covenant was set to 5.25x for the quarter ended December 31, 2025, 5.50x for the quarters ended March 31, 2026, June 30, 2026 and September 30, 2026, 5.00x for the quarter ended December 31, 2026 and 4.50x for the quarter ended March 31, 2027. After giving effect to the distribution of the Company’s Clean Earth business, the total Net Debt to Consolidated Adjusted EBITDA ratio covenant will be set at 3.00x. The Company expects that it will maintain compliance with the amended covenants based on current forecasts.

In February 2025, the Company entered into an amendment to the Credit Agreement to reset the levels of its covenants, among other changes. As a result of this amendment, the total Net Debt to Consolidated Adjusted EBITDA ratio covenant was set to 5.00x for the quarter ended September 30, 2025 and then decreases every six months by 0.25x until reaching 4.00x for the quarter ended June 30, 2027 and thereafter. The interest coverage ratio was set to a minimum of 2.50x for each quarter ended after December 31,
2024.

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

At September 30, 2025, the Company was in compliance with all covenants for its Senior Secured Credit Facilities, as amended in February 2025, as the total Net Debt to Consolidated Adjusted EBITDA ratio was 4.82x and the total interest coverage ratio was 2.80x. Based on balances and covenants in effect at September 30, 2025, the Company could increase Net Debt by $53.8 million and still be in compliance with these debt covenants. Alternatively, Consolidated Adjusted EBITDA could decrease by $10.8 million or interest expense could increase by $12.8 million and the Company would remain in compliance with these covenants.

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

Facility Fees and Debt-Related Income (Expense)
The components of the Condensed Consolidated Statements of Operations caption Facility fees and debt-related income (expense) were as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(In thousands)	2025	2024	2025	2024
Gain (loss) on extinguishment of debt	$—	$(325)	$—	$(325)
Unused debt commitment and amendment fees	—	—	(212)	—
Securitization and factoring fees	(2,508)	(2,653)	(7,527)	(8,362)
Facility fees and debt-related income (expense)	$(2,508)	$(2,978)	$(7,739)	$(8,687)

10.  Employee Benefit Plans

	Three Months Ended
	September 30
Defined Benefit Pension Plan Net Periodic Pension Cost (Benefit)	U.S. Plans		International Plans
(In thousands)	2025	2024	2025	2024
Service costs	$—	$—	$324	$334
Interest costs	2,313	2,419	7,606	7,551
Expected return on plan assets	(2,562)	(2,236)	(6,875)	(8,480)
Recognized prior service costs	—	—	123	119
Recognized actuarial losses	785	1,045	3,974	3,864
Defined benefit pension plan net periodic pension cost (benefit)	$536	$1,228	$5,152	$3,388

	Nine Months Ended
	September 30
Defined Benefit Pension Plans Net Periodic Pension Cost (Benefit)	U.S. Plans		International Plans
(In thousands)	2025	2024	2025	2024
Service costs	$—	$—	$951	$1,007
Interest costs	6,939	7,257	22,468	22,445
Expected return on plan assets	(7,685)	(6,708)	(20,314)	(25,194)
Recognized prior service costs	—	—	360	354
Recognized actuarial losses	2,355	3,135	11,745	11,459
Defined benefit pension plans net periodic pension cost (benefit)	$1,609	$3,684	$15,210	$10,071

Cash contributions to U.S. and international defined benefit pension plans totaled $1.5 million and $0.7 million for the nine months ended September 30, 2025, respectively. The Company's estimate of expected cash contributions to be paid during the remainder of 2025 for the U.S. and international defined benefit pension plans is $0.4 million and $0.2 million, respectively.

11.     Income Taxes

Income tax expense from continuing operations for the three and nine months ended September 30, 2025 was $1.1 million and $12.6 million, respectively, compared with $13.4 million and $31.4 million for the three and nine months ended September 30, 2024. The decrease in the income tax expense for the three and nine months ended September 30, 2025, compared with the three and nine months ended September 30, 2024, is primarily due to lower operating income in the U.S., an increase in deductible interest expense in the U.S. as a result of the enactment of "An Act to Provide for Reconciliation Pursuant to Title II of H. Con. res. 14" ("the Act") on July 4, 2025, and $5.7 million of tax expense related to the net gain from the Reed sale in 2024. In addition, the decrease in income tax expense for the nine months ended September 30, 2025 was partially offset by a $5.7 million out-of-period adjustment recorded in the first quarter of 2025. See Note 1, Basis for Presentation for additional information on the out-of-period adjustment.

The Company has historically calculated its quarterly tax provision based on its best estimate of the full year tax rate applicable to the quarter. For the three and nine months ended September 30, 2025, due to the insignificant amount of pre-tax book loss relative to the size of permanent book-tax differences and a varying net income/(loss) pattern projected for the year, the Company’s tax provision estimate was determined using an actual year-to-date method. In the prior year, the estimate was based on the forecasted full year rate.

The reserve for uncertain tax positions on September 30, 2025 and December 31, 2024 was $6.9 million and $3.1 million, respectively, including interest and penalties. Within the next twelve months, it is reasonably possible that $0.6 million in unrecognized income tax benefits will be recognized upon settlement of tax examinations and the expiration of various statutes of limitations.

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

The following table summarizes information related to the location and undiscounted amount of the Company's environmental liabilities:

(In thousands)	September 30 2025	December 31 2024
Current portion of environmental liabilities (a)	$10,622	$11,815
Long-term environmental liabilities	42,147	46,585
Total environmental liabilities	$52,769	$58,400
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

In November 2022, the EPA and the Kentucky Department for Environmental Protection conducted an inspection of Clean Earth of Calvert City LLC’s facility in Calvert City, KY and alleged several violations related to the storage location and volumes of hazardous waste, certain missed inspections and the lack of documentation related to the importing of waste. The Company took corrective actions at the facility, which were completed by February 2023 and the EPA proposed a civil penalty of $0.8 million. During the second quarter of 2025, the Company executed a settlement with the EPA that involved a combination of civil penalties for approximately $0.2 million and a Supplemental Environmental Project estimated to cost approximately $0.8 million that requires installing a concrete and storm water management system to enhance compliance and protection of the environment.

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

The Company has had ongoing meetings with the SCE over processing salt cakes, a processing byproduct, stored at the Al Hafeerah site. The Company’s Bahrain operations that produced the salt cakes have ceased operations. An Environmental Impact Assessment and Technical Feasibility Study for facilities to process the salt cakes was approved by the SCE during the first quarter of 2018. Commissioning of the facilities was completed during the third quarter of 2021 and the processing of the salt cakes has commenced, with the expectation that the Company would be able to sell the products that resulted from the processing in an amount that would cover the processing costs. During the fourth quarter of 2024, the Company concluded that, despite significant commercial efforts and ongoing discussions with the SCE, it could not sufficiently recover the processing costs from these sales as it had previously estimated and, as such, recorded an additional provision of $27.2 million, which was classified in Cost of services on the Company's Condensed Consolidated Statements of Operations The Company's current reserve of $28.8 million at September 30, 2025 represents the Company's best estimate of the net costs to fully resolve this matter. The Company will continue to evaluate this reserve and any future change in estimated costs which could be material to the Company’s results of operations in any single period.

On July 27, 2018, Brazil’s Federal and Rio de Janeiro State Public Prosecution Offices (the "MPF" and "MPE", respectively) filed a Civil Public Action against CSN, one of the Company's customers, the Company’s Brazilian subsidiary, the Municipality of Volta Redonda, Brazil, and the Instituto Estadual do Ambiente, the state of Rio de Janeiro's environmental protection agency, seeking the implementation of various measures to limit and reduce the accumulation of customer-owned slag at the site in Brazil. On August 6, 2018, the 3rd Federal Court in Volta Redonda (the "Volta Redonda Court") granted the MPF and MPE an injunction against the defendants requiring, among other things, CSN and the Company’s Brazilian subsidiary to limit the volume of slag sent to the site. Because the customer owns the site and the slag located on the site, the Company believes that complying with this injunction is the steel producer’s responsibility. Nevertheless, the Volta Redonda Court issued two orders fining the Company and CSN for what it viewed as violations of the injunction. The Company appealed the fines and the underlying injunction and, beginning on March 25, 2022, the Volta Redonda Court entered a series of orders suspending the litigation proceedings and staying any additional fines and interest accruals while the parties discuss a possible resolution to the matter. The aggregate amount of fines levied against the Company, exclusive of interest, is approximately 32 million Brazilian reais (or approximately $6 million as of September 30, 2025). On October 5, 2024, the Volta Redonda Court determined that, as of August 1, 2024, the Company was not responsible for complying with the injunction because the Company no longer operates at the site. In May 2025, the authorities issued a settlement proposal in which CSN would perform remediation at the site and pay approximately 264 million Brazilian reais (or approximately $50 million as of September 30, 2025) and the Company would pay approximately 66 million Brazilian reais (or approximately $12 million as of September 30, 2025) for alleged environmental damage. The Company disputes that environmental damage was caused by the accumulation of slag and, as such, does not agree with the proposed payment. The Company and the other parties continue to discuss a potential resolution related to the portion of the authorities' claims that allegedly occurred prior to August 1, 2024. On September 30, 2025, the public prosecutors pursuing the Civil Public Action initiated a criminal proceeding before the 2nd Federal Court in Volta Redonda against CSN and the Company and is seeking 431 million Brazilian reais (or approximately $81 million as of September 30, 2025) from the two companies. A majority of the amount sought in this proceeding is identical to, and overlaps with, the damages sought in the Civil Public Action. The court is currently considering whether to permit this proceeding to move forward. The Company denies that any environmental damage occurred and will defend itself vigorously. The Company does not believe that a loss relating to this matter is probable or estimable at this point.

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

On March 22, 2022, the EPA issued a Notice of Intent to File an Administrative Complaint ("NOI") alleging violations of the federal Emergency Planning and Community Right-to-Know Act at the Company’s facilities in Tacoma, WA and Kent, WA. The NOI relates exclusively or almost exclusively to the period when Stericycle owned and operated the sites. The NOI proposes a penalty of $3.0 million. The investigation is ongoing and the Company has recorded a liability of $0.6 million as its best estimate to resolve this matter. While it is the Company’s position that it has recourse for some or all liabilities, if any, that arise from this matter under the ESOL purchase agreement and representations and warranties insurance policies purchased by the Company, there can be no assurances that the Company’s position will ultimately prevail.

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

Brazilian Tax Dispute
On December 30, 2020, the Company received an assessment from the municipal authority in Ipatinga, Brazil, alleging $2.0 million in unpaid service taxes from the period 2015 to 2020. This dispute is currently in the collection action phase of the legal process and the amount assessed includes interest charges that may increase at statutorily determined amounts per month and are assessed on the aggregate amount of the principal and penalties. In addition, while in the collection action phase, the losing party could be subject to a charge to cover statutorily mandated legal fees, which are generally calculated as a percentage of the total assessed amounts due, inclusive of penalty and interest. After calculating the interest and penalties accrued, the Company estimates that the current overall potential liability for this case is approximately $6.9 million as of September 30, 2025. On July 21, 2023, the Company filed the last administrative appeal against the decision that maintained the assessment and a final administrative decision is still pending. Due to the multiple defenses that are available, the Company does not believe a loss is probable and, as a result, no loss provision has been recorded in the Company's Condensed Consolidated Financial Statements and the Company does not expect that any costs that are reasonably possible to be incurred by the Company in connection with this tax dispute would have a material adverse effect on the Company's financial condition, results of operations or cash flows.
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
At September 30, 2025, there were approximately 17,000 pending asbestos personal injury actions filed against the Company. The vast majority of these actions were filed in the New York Supreme Court (New York County), of which the majority of such actions were on the Deferred/Inactive Docket created by the New York Supreme Court in December 2002 for all pending and future asbestos actions filed by persons who cannot demonstrate that they have a malignant condition or discernible physical impairment. A relatively small portion of cases are on the Active or In Extremis docket in New York County or on active dockets in other jurisdictions. The complaints in most of those actions generally follow a form that contains a standard demand of significant damages, regardless of the individual plaintiff's alleged medical condition, and without identifying any Company product.
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
In view of the persistence of asbestos litigation in the U.S., the Company expects to continue to receive additional claims in the future. The Company intends to continue its practice of vigorously defending these claims and cases. At September 30, 2025, the Company has successfully dismissed approximately 28,500 cases by stipulation or summary judgment prior to trial.

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

13.  Reconciliation of Basic and Diluted Shares

	Three Months Ended		Nine Months Ended
	September 30		September 30
(In thousands, except per share amounts)	2025	2024	2025	2024
Income (loss) from continuing operations attributable to Enviri Corporation common stockholders	$(21,133)	$(11,995)	$(80,312)	$(41,556)
Weighted-average shares outstanding:
Weighted-average shares outstanding - basic	80,665	80,165	80,543	80,085
Dilutive effect of stock-based compensation	—	—	—	—
Weighted-average shares outstanding - diluted	80,665	80,165	80,543	80,085
Earnings (loss) from continuing operations per common share, attributable to Enviri Corporation common stockholders:
Basic	$(0.26)	$(0.15)	$(1.00)	$(0.52)
Diluted	$(0.26)	$(0.15)	$(1.00)	$(0.52)

The following average outstanding stock-based compensation units were not included in the computation of diluted earnings (loss) per share because the effect was either antidilutive or the market conditions for the performance share units were not met:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(In thousands)	2025	2024	2025	2024
Restricted stock units	2,036	1,607	2,053	1,650
Stock appreciation rights	3,044	2,618	3,148	2,764
Performance share units	1,892	1,833	2,079	1,852

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
The fair value of outstanding derivative contracts recorded as assets and liabilities on the Company's Condensed Consolidated Balance Sheets was as follows:

(In thousands)	Balance Sheet Location	Fair Value of Derivatives Designated as Hedging Instruments	Fair Value of Derivatives Not Designated as Hedging Instruments	Total Fair Value
September 30, 2025
Asset derivatives (Level 2):
Foreign currency exchange forward contracts	Other current assets	$59	$1,699	$1,758
Interest rate swaps	Other current assets	804	—	804
Interest rate swaps	Other assets	187	—	187
Total		$1,050	$1,699	$2,749

Liability derivatives (Level 2):
Foreign currency exchange forward contracts	Derivative liabilities	$801	$33,072	$33,873
Interest rate swaps	Derivative liabilities	156	—	156
Total		$957	$33,072	$34,029

December 31, 2024
Asset derivatives (Level 2):
Foreign currency exchange forward contracts	Other current assets	$347	$7,590	$7,937
Interest rate swaps	Other assets	5,250	—	$5,250
Total		$5,597	$7,590	$13,187

Liability derivatives (Level 2):
Foreign currency exchange forward contracts	Derivative liabilities	$80	$987	$1,067
Interest rate swaps	Derivative liabilities	217	—	217
Total		$297	$987	$1,284

All of the Company's derivatives are recorded on the Condensed Consolidated Balance Sheets at gross amounts and do not offset. All of the Company's interest rate swaps and certain foreign currency exchange forward contracts are transacted under ISDA documentation. Each ISDA master agreement permits the net settlement of amounts owed in the event of default. The Company's derivative assets and liabilities subject to enforceable master netting arrangements, if offset, would have resulted in a net assets of $0.4 million and $2.2 million at September 30, 2025 and December 31, 2024, respectively.

The effect of derivative instruments on the Company's Condensed Consolidated Statements of Comprehensive Income (Loss) was as follows:
Derivatives Designated as Hedging

	Gain (Loss) Recognized in OCI on Derivatives		Loss (Gain) Reclassified from AOCI into Income - Effective Portion or Equity
	Three Months Ended		Three Months Ended
	September 30		September 30
(In thousands)	2025	2024	2025	2024
Foreign currency exchange forward contracts	$97	$(1,188)	$503	$541
Interest rate swaps	230	(3,284)	(119)	(866)
	$327	$(4,472)	$384	$(325)

	Gain (Loss) Recognized in OCI on Derivatives		Loss (Gain) Reclassified from AOCI into Income - Effective Portion or Equity
	Nine Months Ended		Nine Months Ended
	September 30		September 30
(In thousands)	2025	2024	2025	2024
Foreign currency exchange forward contracts	$(2,214)	$(938)	$1,392	$44
Interest rate swaps	(3,850)	1,394	(349)	(2,619)
	$(6,064)	$456	$1,043	$(2,575)

The location and amount of gain (loss) recognized on the Company's Condensed Consolidated Statements of Operations was as follows:

	Three Months Ended
	September 30
	2025		2024
(In thousands)	Product Revenues	Interest Expense	Product Revenues	Interest Expense
Total amounts in the Condensed Consolidated Statement of Operations in which the effects of derivatives designated as hedging instruments are recorded	$68,940	$(28,353)	$85,495	$(28,813)
Interest rate swaps:
Gain (loss) reclassified from AOCI into income	—	119	—	866
Foreign exchange contracts:
Gain (loss) reclassified from AOCI into income	(503)	—	(541)	—

	Nine Months Ended
	September 30
	2025		2024
(In thousands)	Product Revenues	Interest Expense	Product Revenues	Interest Expense
Total amounts in the Condensed Consolidated Statement of Operations in which the effects of derivatives designated as hedging instruments are recorded	$197,397	$(82,527)	$291,368	$(84,869)
Interest rate swaps:
Gain (loss) reclassified from AOCI into income	—	349	—	2,619
Foreign exchange contracts:
Gain (loss) reclassified from AOCI into income	(1,392)	—	(44)	—

Derivatives Not Designated as Hedging Instruments

	Location of Gain (Loss) Recognized in Income on Derivatives (a)	Amount of Gain (Loss) Recognized in Income on Derivatives (a)
		Three Months Ended		Nine Months Ended
		September 30		September 30
(In thousands)		2025	2024	2025	2024
Foreign currency exchange forward contracts	Cost of services and products sold	$3,841	$(18,569)	$(42,296)	$(6,344)
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
The recognized gains and losses offset amounts recognized in cost of services and products sold principally as a result of intercompany or third-party foreign currency exposures. At September 30, 2025 and December 31, 2024, the notional amounts of foreign currency exchange forward contracts were $639.4 million and $593.7 million, respectively. These contracts are primarily denominated in British Pound Sterling and Euros and mature through 2027.
In addition to foreign currency exchange forward contracts, the Company designates certain loans as hedges of net investments in international subsidiaries. The Company recorded pre-tax net losses of $1.2 million and $3.1 million for the three and nine months ended September 30, 2025, respectively, and pre-tax net gains of $0.9 million and $2.1 million for the three and nine months ended September 30, 2024, respectively, in OCI.

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

Fair Value of Other Financial Instruments
The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and short-term borrowings approximate fair value due to the short-term maturities of these assets and liabilities. At September 30, 2025 and December 31, 2024, the total fair value of long-term debt and current maturities, excluding deferred financing costs, was $1,528.6 million and $1,419.7 million, respectively, compared with a carrying value of $1,535.8 million and $1,444.4 million, respectively. Fair values for debt are based on pricing models using market-based inputs (Level 2) for similar issues or on the current rates offered to the Company for debt of the same remaining maturities.

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

	Three Months Ended September 30, 2025
(in thousands)	Harsco Environmental	Clean Earth	Harsco Rail	Total Reportable Segments	Corporate	Total
Segment Profit and Loss:
Total revenues	261,131	250,051	63,633	$574,815	—	$574,815
Less:
Cost of services and products sold	219,486	179,512	58,177	457,175	—	457,175
Selling, general and administrative expenses	25,514	43,458	11,585	80,557	12,737	93,294
Other segment activities (a)	2,897	299	2,505	5,701	2,165	7,866
Operating income (loss) from continuing operations	13,234	26,782	(8,634)	$31,382	(14,902)	$16,480
Plus:
Interest income						552
Interest expense						(28,353)
Facility fees and debt-related income (expense)						(2,508)
Defined benefit pension income (expense)						(5,322)
Income (loss) from continuing operations before income taxes and equity in income						$(19,151)

Other Segment Information:
Depreciation	28,047	9,935	1,151	$39,133	225	$39,358
Amortization (b)	567	5,924	299	$6,790	967	$7,757
Capital expenditures	19,513	10,343	1,819	$31,675	82	$31,757

	Three Months Ended September 30, 2024
(in thousands)	Harsco Environmental	Clean Earth	Harsco Rail	Total Reportable Segments	Corporate	Total
Segment Profit and Loss:
Total revenues	279,148	236,791	57,688	$573,627	—	$573,627
Less:
Cost of services and products sold	229,108	170,703	58,179	457,990	—	457,990
Selling, general and administrative expenses	27,753	39,144	11,824	78,721	10,462	89,183
Gain on sale of businesses, net	(8,152)	—	—	(8,152)	(449)	(8,601)
Other segment activities (a)	(2,742)	111	1,786	(845)	(1,472)	(2,317)
Operating income (loss) from continuing operations	33,181	26,833	(14,101)	$45,913	(8,541)	$37,372
Plus:
Interest income						981
Interest expense						(28,813)
Facility fees and debt-related income (expense)						(2,978)
Defined benefit pension income (expense)						(4,257)
Income (loss) from continuing operations before income taxes and equity in income						$2,305

Other Segment Information:
Depreciation	27,554	8,685	1,040	$37,279	300	$37,579
Amortization (b)	532	5,991	68	$6,591	1,318	$7,909
Capital expenditures	24,905	13,020	3,567	$41,492	82	$41,574

	Nine Months Ended September 30, 2025
(in thousands)	Harsco Environmental	Clean Earth	Harsco Rail	Total Reportable Segments	Corporate	Total
Segment Profit and Loss:
Total revenues	762,246	731,564	191,543	$1,685,353	—	$1,685,353
Less:
Cost of services and products sold	641,697	533,065	172,140	1,346,902	—	1,346,902
Selling, general and administrative expenses	77,636	123,932	34,490	236,058	41,847	277,905
Property, plant and equipment impairment charge	7,386	—	—	7,386	—	7,386
Other segment activities (a)	7,969	510	5,717	14,196	(980)	13,216
Operating income (loss) from continuing operations	27,558	74,057	(20,804)	$80,811	(40,867)	$39,944
Plus:
Interest income						1,476
Interest expense						(82,527)
Facility fees and debt-related income (expense)						(7,739)
Defined benefit pension income (expense)						(15,742)
Income (loss) from continuing operations before income taxes and equity in income						$(64,588)

Other Segment Information:
Depreciation	80,602	29,104	3,234	$112,940	761	$113,701
Amortization (b)	1,678	17,695	472	$19,845	2,876	$22,721
Capital expenditures	58,864	29,135	4,229	$92,228	188	$92,416

	Nine Months Ended September 30, 2024
(in thousands)	Harsco Environmental	Clean Earth	Harsco Rail	Total Reportable Segments	Corporate	Total
Segment Profit and Loss:
Total revenues	871,196	698,926	213,815	$1,783,937	—	$1,783,937
Less:
Cost of services and products sold	717,463	512,648	188,465	1,418,576	—	1,418,576
Selling, general and administrative expenses	85,828	114,954	36,707	237,489	29,274	266,763
Intangible asset impairment charge	2,840	—	—	2,840	—	2,840
Remeasurement of long-lived assets	—	—	10,695	10,695	—	10,695
Gain on sale of businesses, net	(10,029)	—	—	(10,029)	(449)	(10,478)
Other segment activities (a)	2,039	16	4,199	6,254	(5,153)	1,101
Operating income (loss) from continuing operations	73,055	71,308	(26,251)	$118,112	(23,672)	$94,440
Plus:
Interest income						6,113
Interest expense						(84,869)
Facility fees and debt-related income (expense)						(8,687)
Defined benefit pension income (expense)						(12,599)
Income (loss) from continuing operations before income taxes and equity in income						$(5,602)

Other Segment Information:
Depreciation	83,793	24,347	2,424	$110,564	961	$111,525
Amortization (b)	2,525	18,147	157	$20,829	3,260	$24,089
Capital expenditures	69,674	27,084	5,154	$101,912	182	$102,094
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

A summary of the Company's revenues by primary geographical markets as well as by key product and service groups is as follows:

	Three Months Ended
	September 30, 2025
(In thousands)	Harsco Environmental	Clean Earth	Harsco Rail	Consolidated Totals
Primary Geographical Markets (a):
North America	$57,750	$250,051	$33,865	$341,666
Western Europe	101,108	—	22,216	123,324
Latin America (b)	38,815	—	312	39,127
Asia-Pacific	31,971	—	7,240	39,211
Middle East and Africa	26,562	—	—	26,562
Eastern Europe	4,925	—	—	4,925
Total Revenues	$261,131	$250,051	$63,633	$574,815
Key Product and Service Groups:
Environmental services related to resource recovery for metals manufacturing and related logistical services	$241,417	$—	$—	$241,417
Ecoproducts	14,980	—	—	14,980
Environmental systems for aluminum dross and scrap processing	4,734	—	—	4,734
Railway track maintenance equipment	—	—	18,538	18,538
After market parts and services; safety and diagnostic technology	—	—	31,227	31,227
Railway contracting services	—	—	13,868	13,868
Hazardous waste processing solutions	—	212,952	—	212,952
Soil and dredged materials processing and reuse solutions	—	37,099	—	37,099
Total Revenues	$261,131	$250,051	$63,633	$574,815

	Three Months Ended
	September 30, 2024
(In thousands)	Harsco Environmental	Clean Earth	Harsco Rail	Consolidated Totals
Primary Geographical Markets (a):
North America	$70,316	$236,791	$31,644	$338,751
Western Europe	108,709	—	21,294	130,003
Latin America (b)	38,195	—	247	38,442
Asia-Pacific	31,333	—	4,503	35,836
Middle East and Africa	26,327	—	—	26,327
Eastern Europe	4,268	—	—	4,268
Total Revenues	$279,148	$236,791	$57,688	$573,627

	Three Months Ended
	September 30, 2024
(In thousands)	Harsco Environmental	Clean Earth	Harsco Rail	Consolidated Totals

Key Product and Service Groups:
Environmental services related to resource recovery for metals manufacturing and related logistical services	$235,490	$—	$—	$235,490
Ecoproducts	36,663	—	—	36,663
Environmental systems for aluminum dross and scrap processing	6,995	—	—	6,995
Railway track maintenance equipment	—	—	19,099	19,099
After market parts and services; safety and diagnostic technology	—	—	23,495	23,495
Railway contracting services	—	—	15,094	15,094
Hazardous waste processing solutions	—	194,557	—	194,557
Soil and dredged materials processing and reuse solutions	—	42,234	—	42,234
Total Revenues	$279,148	$236,791	$57,688	$573,627

	Nine Months Ended
	September 30, 2025
(In thousands)	Harsco Environmental	Clean Earth	Harsco Rail	Consolidated Totals
Primary Geographical Markets (a):
North America	$170,589	$731,564	$101,459	$1,003,612
Western Europe	304,056	—	72,262	376,318
Latin America (b)	106,485	—	2,745	109,230
Asia-Pacific	90,363	—	15,077	105,440
Middle East and Africa	76,668	—	—	76,668
Eastern Europe	14,085	—	—	14,085
Total Revenues	$762,246	$731,564	$191,543	$1,685,353
Key Product and Service Groups:
Environmental services related to resource recovery for metals manufacturing and related logistical services	$709,072	$—	$—	$709,072
Ecoproducts	38,497	—	—	38,497
Environmental systems for aluminum dross and scrap processing	14,677	—	—	14,677
Railway track maintenance equipment	—	—	67,258	67,258
After-market parts and services; safety and diagnostic technology	—	—	78,498	78,498
Railway contracting services	—	—	45,787	45,787
Hazardous waste processing solutions	—	622,129	—	622,129
Soil and dredged materials processing and reuse solutions	—	109,435	—	109,435
Total Revenues	$762,246	$731,564	$191,543	$1,685,353

	Nine Months Ended
	September 30, 2024
(In thousands)	Harsco Environmental	Clean Earth	Harsco Rail	Consolidated Totals
Primary Geographical Markets (a):
North America	$238,553	$698,926	$129,119	$1,066,598
Western Europe	328,604	—	61,318	389,922
Latin America (b)	122,396	—	3,205	125,601
Asia-Pacific	88,593	—	20,173	108,766
Middle East and Africa	79,858	—	—	79,858
Eastern Europe	13,192	—	—	13,192
Total Revenues	$871,196	$698,926	$213,815	$1,783,937
Key Product and Service Groups:
Environmental services related to resource recovery for metals manufacturing and related logistical services	$747,303	$—	$—	$747,303
Ecoproducts	107,190	—	—	107,190
Environmental systems for aluminum dross and scrap processing	16,703	—	—	16,703
Railway track maintenance equipment	—	—	79,535	79,535
After-market parts and services; safety and diagnostic technology	—	—	89,502	89,502
Railway contracting services	—	—	44,778	44,778
Hazardous waste processing solutions	—	581,341	—	581,341
Soil and dredged materials processing and reuse solutions	—	117,585	—	117,585
Total Revenues	$871,196	$698,926	$213,815	$1,783,937
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

The Company had contract assets totaling $95.1 million and $97.2 million at September 30, 2025 and December 31, 2024, respectively. The Company had advances on contracts totaling $7.5 million and $23.9 million at September 30, 2025 and December 31, 2024, respectively. The decrease in advances on contracts is due principally to recognition of revenue on previously received advances on contracts in excess of receipts of new advances on contracts during the period. During the three and nine months ended September 30, 2025, the Company recognized $0.5 million and $22.9 million, respectively, of revenue related to amounts previously included in advances on contracts. During the three and nine months ended September 30, 2024, the Company recognized revenues of $4.8 million and $25.3 million, respectively, related to amounts previously included in advances on contracts.

The table below represents the expected fulfillment year of Company's fixed, unsatisfied performance obligations, where the expected contract duration exceeds one year, by segment, and excludes any variable fees, fixed fees subject to indexation and any performance obligations expected to be satisfied within one year:

(In thousands)	Harsco Environmental	Harsco Rail
2026	$19,384	$35,797
2027	16,925	30,298
2028	14,009	16,309
2029	7,128	7,021
2030	3,710	4,095
Thereafter	4,866	—
Total remaining performance obligations	$66,022	$93,520

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

For the Network Rail contract, no adjustment was made to the forward loss provision for the three months ended September 30, 2025. For the nine months ended September 30, 2025, the forward loss provision totaled $11.3 million, primarily related to increased estimated manufacturing and material costs. During the third quarter of 2024, the Company recorded an additional loss provision of $11.2 million primarily related to delays in the estimated delivery of the machines and increased engineering and manufacturing costs primarily as a result of design changes. For the nine months ended September 30, 2024, the forward loss provision totaled $13.3 million.

For the Deutsche Bahn contract, no adjustment was made to the forward loss provision during the three months ended September 30, 2025. During the nine months ended September 30, 2025, the Company recorded a net favorable adjustment of $13.3 million that was the result of an amendment to the contract with Deutsche Bahn which included additional pricing, as well as an extension of the delivery schedule for the machines which resulted in a reduction of the previous estimate of penalties. The increased pricing and reduction of penalties were recorded as an increase to revenue. Partially offsetting this were higher estimated material, manufacturing and engineering costs. During the nine months ended September 30, 2024, the Company recorded an additional loss provision of $7.2 million related to supplier price increases, challenges with supplier quality on key components and increased engineering efforts that exceeded previous estimates.

For the SBB contract, during the three months ended September 30, 2025, the Company continued to make progress towards prototype commissioning of the universal vehicle and delivery of the wagons and recorded an additional loss provision of $1.3 million due to higher estimated commissioning, manufacturing, assembly and logistics costs. For the nine months ended September 30, 2025, the forward loss provision totaled $7.2 million. The Company recognized a $0.7 million favorable adjustment to the loss provision for this contract during the three months ended September 30, 2024. For the nine months ended September 30, 2024, the net reduction totaled $0.5 million.

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

As of September 30, 2025, the contracts with Network Rail, Deutsche Bahn and SBB are 67%, 56% and 92% complete, respectively, based on costs incurred under the cost-to-cost method to measure progress.

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

17.   Other Expense (Income), Net

The major components of this Condensed Consolidated Statements of Operations caption were as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(In thousands)	2025	2024	2025	2024
Employee termination benefit costs	$5,935	$1,316	$9,583	$5,926
Other costs (income) for exit activities (a)	4,389	518	8,032	1,405
Asset impairments	—	753	583	2,525
Net gains on sale of assets	(507)	(2,547)	(1,679)	(6,096)
Other expense (income), net	$9,817	$40	$16,519	$3,760
(a) Includes costs related to exploring strategic alternatives

18. Components of Accumulated Other Comprehensive Loss
AOCI is included on the Condensed Consolidated Statements of Stockholders' Equity. The components of AOCI, net of the effect of income taxes, and activity for the nine months ended September 30, 2025 and 2024, were as follows:

	Components of AOCI, Net of Tax
(In thousands)	Cumulative Foreign Exchange Translation Adjustments	Effective Portion of Derivatives Designated as Hedging Instruments	Cumulative Unrecognized Actuarial Losses on Pension Obligations	Unrealized Gain (Loss) on Marketable Securities	Total
Balance at December 31, 2024	$(228,698)	$3,769	$(314,057)	$22	$(538,964)
OCI before reclassifications (a)(b)	29,337	(4,935)	(18,803)	1	5,600
Amounts reclassified from AOCI, net of tax	—	909	13,849	—	14,758
Total OCI	29,337	(4,026)	(4,954)	1	20,358
Less: OCI attributable to noncontrolling interests	(1,355)	—	—	—	(1,355)
OCI attributable to Enviri Corporation	27,982	(4,026)	(4,954)	1	19,003
Balance at September 30, 2025	$(200,716)	$(257)	$(319,011)	$23	$(519,961)

	Components of AOCI, Net of Tax
	Cumulative Foreign Exchange Translation Adjustments	Effective Portion of Derivatives Designated as Hedging Instruments	Cumulative Unrecognized Actuarial Losses on Pension Obligations	Unrealized Gain (Loss) on Marketable Securities	Total
Balance at December 31, 2023	(183,499)	(470)	(355,740)	15	(539,694)
OCI before reclassifications (a)(b)	(4,355)	304	(13,832)	5	(17,878)
Amounts reclassified from AOCI, net of tax	—	(1,983)	14,160	—	12,177
Total OCI	(4,355)	(1,679)	328	5	(5,701)
Less: OCI attributable to noncontrolling interests	(225)	—	—	—	(225)
OCI attributable to Enviri Corporation	(4,580)	(1,679)	328	5	(5,926)
Balance at September 30, 2024	(188,079)	(2,149)	(355,412)	20	(545,620)
(a)    The cumulative amounts from foreign exchange translation and unrecognized actuarial losses on pension obligations are principally from foreign currency fluctuation.
(b)    The amounts related to the effective portion of derivatives designated as hedge instruments are due to the net change from periodic revaluations.

Amounts reclassified from AOCI were as follows:

(In thousands)	Three Months Ended		Nine Months Ended		Location on the Condensed Consolidated Statements of Operations
	September 30		September 30
	2025	2024	2025	2024
Amortization of cash flow hedging instruments:
Foreign currency exchange forward contracts	$503	$541	$1,392	$44	Product revenues
Interest rate swaps	(119)	(866)	(349)	(2,619)	Interest expense
Total before income taxes	384	(325)	1,043	(2,575)
Income taxes	103	63	(134)	592
Total reclassification of cash flow hedging instruments, net of tax	$487	$(262)	$909	$(1,983)

Amortization of defined benefit pension items (c):
Actuarial losses	$4,759	$4,909	$14,100	$14,594	Defined benefit pension income (expense)
Prior service costs	123	119	360	354	Defined benefit pension income (expense)
Total before income taxes	4,882	5,028	14,460	14,948
Income taxes	(204)	(263)	(611)	(788)
Total reclassification of defined benefit pension items, net of tax	$4,678	$4,765	$13,849	$14,160
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

Executive Overview

The Company is a market-leading, global provider of environmental solutions for industrial, retail and medical waste streams and innovative equipment and technology for the rail sector. Today, the Company is principally an environmental solutions company that provides services to manage, recycle and beneficially reuse waste and byproduct materials across many industries. The Company was incorporated in 1956 and has locations in approximately 30 countries, including the U.S.

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

As disclosed in Part I, Item 1A: Risk Factors, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, the Company’s business is subject to risks related to doing business internationally, including tariff policy or tariff regulation, as well as international political and trade tensions. In 2025, the U.S. government announced tariffs on goods imported into the U.S. from numerous countries and multiple nations countered with tariffs and other actions in response. Following the announcement, the U.S. government has negotiated trade agreements with certain countries while negotiations with others are ongoing. Additionally, in early 2025, the European Union (the "EU") announced plans to lower import quotas and implement anti-dumping duties against various countries that have imported certain steel products into the region. In October 2025, the European Commission proposed more significant actions to protect its steel industry, including a larger reduction in steel import quotas and a meaningful tariff increase on above-quota imports. These proposals require EU parliament and council approvals. These efforts by the EU are intended to support a healthy industrial manufacturing base in the region. The Company continues to assess the impact of these tariffs on its businesses.

In August 2025, the Company announced that it had initiated the process to evaluate a wide range of value creation alternatives, including, but not limited to, a tax-efficient sale or separation of the Clean Earth business. There can be no assurances regarding any specific outcome or transaction resulting from this review.

On November 5, 2025, the Company entered into an amendment to the Credit Agreement to, among other things, modify certain levels of its total Net Debt to Consolidated Adjusted EBITDA ratio covenant and permit a distribution of the Company's Clean Earth business, together with certain related transactions, including repayments of certain of the Company's indebtedness. The Company obtained the amendment because its forward-looking projections indicated that it may not meet the minimum level required by the net leverage coverage ratio and to allow for the strategic alternatives it is evaluating. As a result of this amendment, the total Net Debt to Consolidated Adjusted EBITDA ratio covenant was set to 5.25x for the quarter ended December 31, 2025, 5.50x for the quarters ended March 31, 2026, June 30, 2026 and September 30, 2026, 5.00x for the quarter ended December 31, 2026 and 4.50x for the quarter ended March 31, 2027. After giving effect to the distributions of the Company's Clean Earth business, the total Net Debt to Consolidated Adjusted EBITDA ratio covenant will be set at 3.00x. The Company expects that it will maintain compliance with the amended covenants based on current forecasts.

Results of Operations

Amounts included in this Part I. Item 2. Results of Operations are rounded in millions and all percentages are calculated on actual amounts. As a result, minor differences may exist due to rounding.

Segment Results

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in millions, except percentages)	2025	2024	2025	2024
Revenues:
Harsco Environmental	$261.1	$279.1	$762.2	$871.2
Clean Earth	250.1	236.8	731.6	698.9
Harsco Rail	63.6	57.7	191.5	213.8
Total Revenues	$574.8	$573.6	$1,685.4	$1,783.9
Operating income (loss):
Harsco Environmental	$13.2	$33.2	$27.6	$73.1
Clean Earth	26.8	26.8	74.1	71.3
Harsco Rail	(8.6)	(14.1)	(20.8)	(26.3)
Corporate	(14.9)	(8.5)	(40.9)	(23.7)
Total operating income (loss)	$16.5	$37.4	$39.9	$94.4
Operating margin:
Harsco Environmental	5.1%	11.9%	3.6%	8.4%
Clean Earth	10.7%	11.3%	10.1%	10.2%
Harsco Rail	(13.6)%	(24.4)%	(10.9)%	(12.3)%
Consolidated operating margin	2.9%	6.5%	2.4%	5.3%

Harsco Environmental Segment:

Significant Effects on Revenues (in millions)	Three Months Ended	Nine Months Ended
Revenues — September 30, 2024	$279.1	$871.2
Impact of divestitures	(12.9)	(59.9)
Net impact of new and lost contracts	(8.9)	(43.9)
Impact of foreign currency translation	2.9	(6.5)
Net effects of price/volume changes, primarily attributable to volume changes and services mix	0.8	1.3
Revenues — September 30, 2025	$261.1	$762.2
The following factors contributed to the changes in operating income (loss) during the three and nine months ended September 30, 2025.

Factors Positively Affecting Operating Income:
•Selling, general and administrative expenses ("SG&A") for the three and nine months ended September 30, 2025 included a $0.9 million and $2.9 million net benefit, respectively, related to the Company's provision for expected credit losses, compared to a $0.1 million and $2.4 million net increase, respectively, to the provision during three and nine months ended September 30, 2024. The benefit in the current year was primarily from the recovery of a previously reserved trade accounts receivable balance.

Factors Negatively Impacting Operating Income:
•The unfavorable net effects from new and lost contracts resulted in a decrease in operating income of $2.5 million and $15.7 million during the three and nine months ended September 30, 2025, compared to the three and nine months ended September 30, 2024, respectively.

•Operating income for the nine months ended September 30, 2025 was negatively impacted by a $10.3 million total charge pertaining to the Company's decision to exit a downstream products business in France, which included a $7.4 million asset impairment charge, compared with a $5.3 million asset impairment for the nine months ended September 30, 2024, which was primarily due to the loss of a customer contract in Europe.
•The three and nine months ended September 30, 2025 included a $2.6 million and $3.3 million increase in employee termination benefit costs and related costs pertaining to restructuring activities, respectively, when compared to the same periods in the prior year.
•The divestitures of Performix and Reed unfavorably impacted operating income by $2.7 million and $7.9 million during the three and nine months ended September 30, 2025. See Note 3, Dispositions in Part I. Financial Statements for further discussion.
•Net gain on the sales of Performix and Reed during the three and nine months ended September 30, 2024 totaling $8.2 million and $10.0 million, respectively, that did not repeat during the same periods in the current year.
•A decrease in sales from ecoproducts due to lower demand during the nine months ended September 30, 2025 resulted in a decline in operating income of $4.9 million when compared to the nine months ended September 30, 2024.
•Asset sale gains were $2.4 million and $2.8 million lower during the three and nine months ended September 30, 2025, respectively, compared to the three and nine months ended September 30, 2024.

Clean Earth Segment:

Significant Effects on Revenues (in millions)	Three Months Ended	Nine Months Ended
Revenues — September 30, 2024	$236.8	$698.9
Net effects of price/volume changes	13.3	32.7
Revenues — September 30, 2025	$250.1	$731.6

The following factors contributed to the changes in operating income (loss) during the three and nine months ended September 30, 2025.

Factors Positively Affecting Operating Income:
•Favorable changes in revenues attributed to the hazardous waste business increased operating income by $10.8 million and $18.2 million for the three and nine months ended September 30, 2025, when compared to the three and nine months ended September 30, 2024, primarily due to pricing and volume mix, which were partially offset by higher expenses in compensation, disposal costs, depreciation and facility costs.

Factors Negatively Impacting Operating Income:
•SG&A increased $4.3 million and $9.0 million during the three and nine months ended September 30, 2025, respectively, from the same period in 2024, mainly from higher compensation costs and an unfavorable change in the provision for expected credit losses in the current year.
•The three and nine months ended September 30, 2025 included a net decrease of $6.2 million and $6.3 million, respectively, in operating income from lower volumes processed in the soil and dredged materials business at certain sites, net of higher pricing and volume mix at certain sites, when compared to the three and nine months ended September 30, 2024.

Harsco Rail Segment:

Significant Effects on Revenue (in millions)	Three Months Ended	Nine Months Ended
Revenues — September 30, 2024	$57.7	$213.8
Net effect of price/volume changes, primarily attributable to volume changes	0.6	(43.5)
Change in revenue adjustments as a result of certain estimated forward loss provisions (a)	4.7	20.1
Impact of foreign currency translation	0.6	1.1
Revenues — September 30, 2025	$63.6	$191.5
(a) Principally as a result of an amendment to the Deutsche Bahn contract, as referenced in Note 16, Revenues in Part I. Financial Statements.

The following factors contributed to the changes in operating income (loss) during the three and nine months ended September 30, 2025.

Factors Positively Affecting Operating Income:
•Favorable net changes in forward estimated loss provisions and related adjustments during the three and nine months ended September 30, 2025 of $8.9 million and $13.9 million, respectively, related to the Company's long-term contracts with Network Rail, Deutsche Bahn and SBB, when compared to three and nine months ended September 30, 2024. See Note 16, Revenues in Part I. Financial Statements for further discussion.
•A charge of $10.7 million was recorded for the remeasurement of long-lived assets during the nine months ended September 30, 2024 related to the depreciation and amortization expense that would have been recognized during the period Rail's assets were classified as held for use on the Company's Condensed Consolidated Balance Sheets. This charge did not reoccur in the nine months ended September 30, 2025.
•An increase of $2.7 million in operating income from after-market parts from higher demand during the three months ended September 30, 2025 compared to the three months ended September 30, 2024.
•An SG&A decrease of $2.4 million during the nine months ended September 30, 2025, when compared to the nine months ended September 30, 2024, primary due to lower agent commission fees and compensation costs.

Factors Negatively Impacting Operating Income:
•A decrease of $5.0 million and $12.1 million in operating income from lower equipment revenue and higher manufacturing costs for the three and nine months ended September 30, 2025 from the three and nine months ended September 30, 2024, respectively.
•A decrease in sales from after-market parts and safety and diagnostics technology systems from lower demand for the nine months ended September 30, 2025 that resulted in the decline of operating income of $7.0 million when compared to the same period in the prior year.
•A decrease in sales and an unfavorable mix of railway contracting services resulted in a decrease of $1.6 million and $2.1 million in operating income during the three and nine months ended September 30, 2025, respectively, compared to the three and nine months ended September 30, 2024.
•An increase of $1.4 million and $1.5 million for the three and nine months ended September 30, 2025 related to employee termination benefit costs, respectively, compared to the three and nine months ended September 30, 2024.

General Corporate:

Operating income (loss) from continuing operations was negatively impacted from higher SG&A of $2.3 million and $12.6 million in the three and nine months ended September 30, 2025, respectively, which are discussed further below under Consolidated Results, when compared to the same periods in the prior year. The three and nine months ended September 30, 2025 were also negatively impacted by increased costs of $3.9 million and $2.6 million, when compared to the three and nine months ended September 30, 2024, principally related to the exploration of strategic alternatives. In addition, Corporate recognized a $3.3 million net gain on the sale of assets during the nine months ended September 30, 2024 that did not reoccur in the nine months ended September 30, 2025, which unfavorably impacted Operating income (loss).

Consolidated Results

	September 30
	Three Months Ended		Nine Months Ended
(in millions, except per share amounts and percentages)	2025	2024	2025	2024
Total revenues	$574.8	$573.6	$1,685.4	$1,783.9
Cost of services and products sold	454.3	454.7	1,341.3	1,413.2
Selling, general and administrative expenses	93.3	89.2	277.9	266.8
Research and development expenses	0.9	0.9	2.3	2.7
Intangible asset impairment charge	—	—	—	2.8
Property, plant and equipment impairment charge	—	—	7.4	—
Remeasurement of long-lived assets	—	—	—	10.7
Gain on sale of businesses, net	—	(8.6)	—	(10.5)
Other expense (income), net	9.8	—	16.5	3.8
Operating income (loss) from continuing operations	16.5	37.4	39.9	94.4
Interest income	0.6	1.0	1.5	6.1
Interest expense	(28.4)	(28.8)	(82.5)	(84.9)
Facility fees and debt-related income (expense)	(2.5)	(3.0)	(7.7)	(8.7)
Defined benefit pension income (expense)	(5.3)	(4.3)	(15.7)	(12.6)
Income (loss) from continuing operations before income taxes and equity in income	(19.2)	2.3	(64.6)	(5.6)
Income tax benefit (expense) from continuing operations	(1.1)	(13.4)	(12.6)	(31.4)
Equity in income (loss) of unconsolidated entities, net	—	—	0.1	(0.1)
Income (loss) from continuing operations	(20.2)	(11.1)	(77.1)	(37.1)
Income (loss) from discontinued businesses	(1.6)	(1.6)	(4.1)	(4.3)
Income tax benefit (expense) related to discontinued operations	0.4	0.4	1.1	1.1
Income (loss) from discontinued operations, net of tax	(1.2)	(1.2)	(3.0)	(3.2)
Net income (loss)	$(21.4)	$(12.3)	$(80.1)	$(40.2)
Total other comprehensive income (loss)	1.6	8.2	20.4	(5.7)
Total comprehensive income (loss)	$(19.8)	$(4.1)	$(59.7)	$(45.9)
Diluted earnings (loss) per common share from continuing operations attributable to Enviri Corporation common stockholders	$(0.26)	$(0.15)	$(1.00)	$(0.52)
Effective income tax rate for continuing operations	(5.6)%	583.0%	(19.5)%	(560.0)%

Comparative Analysis of Consolidated Results

Total Revenues
Revenues for the three and nine months ended September 30, 2025 increased (decreased) by $1.2 million, or 0.2%, and $(98.6) million, or (5.5)%, from the three and nine months ended September 30, 2024, respectively. Foreign currency translation affected revenues by $3.5 million and $(5.4) million during the three and nine months ended September 30, 2025, compared with the same periods in the prior year, respectively. Refer to the discussion of segment results above for information pertaining to factors positively affecting and negatively impacting revenues.

Cost of Services and Products Sold
Cost of services and products sold for the three and nine months ended September 30, 2025 decreased by $0.4 million, or 0.1%, and $72.0 million, or 5.1%, from the three and nine months ended September 30, 2024, respectively. The changes in cost of services and products sold were attributable to the following significant items:

(in millions)	Three Months Ended	Nine Months Ended
Cost of services and products sold — September 30, 2024	$454.7	$1,413.2
Change in costs due to changes in revenue volume and mix (a)	9.8	(27.7)
Changes in costs from divestitures	(9.0)	(47.4)
Impact of foreign currency translation	2.8	(2.6)
Changes from cost adjustments as a result of certain estimated forward loss provisions in Rail (b)	(4.5)	5.4
Other	0.5	0.3
Cost of services and products sold — September 30, 2025	$454.3	$1,341.3
(a)The three months ended September 30, 2025 primary includes higher costs and an unfavorable mix and the nine months ended September 30, 2025 primarily reflects lower volume, partially offset by higher costs and an unfavorable mix. The three and nine months ended September 30, 2025 also includes the net impact from new and lost contracts in HE.
(b) Includes Network Rail, Deutsche Bahn and SBB contracts.

Selling, General and Administrative Expenses
SG&A for the three and nine months ended September 30, 2025 increased by $4.1 million, or 4.6%, and $11.1 million, or 4.2%, from the three and nine months ended September 30, 2024, respectively, which were primarily driven by higher compensation costs of $4.0 million and $10.8 million, respectively, mainly in Corporate and CE, as well as in HE for the nine months ended September 30, 2025. The nine months ended September 30, 2025 also included increased professional fees of $4.8 million principally related to costs in Corporate to support and execute certain of the Company's long-term strategies, partially offset by a reduction to the Company's provision for expected credit losses of $2.8 million, when compared to the same period in the prior year, primarily resulting from the recovery of a trade accounts receivable balance due from a former HE customer that had been fully reserved.

The changes in the three and nine months ended September 30, 2025 from the periods in the prior year were also favorably impacted by $1.3 million and $5.1 million, respectively, as a result of the divestitures of Performix and Reed in 2024. These impacts are not included in the SG&A drivers discussed above.

Intangible Asset Impairment Charge
During the nine months ended September 30, 2024, the Company recorded a $2.8 million impairment charge related to the loss of an HE customer in Europe to fully impair the value of the related customer relationship intangible asset. No intangible asset impairment charge was recorded during the three and nine months ended September 30, 2025.

Property, Plant and Equipment Impairment Charge
An impairment charge related to plant, property and equipment ("PP&E") of $7.4 million was recorded during nine months ended September 30, 2025 related to the Company's decision to exit a downstream products business line inFrance in HE.

Remeasurement of Long-Lived Assets
During the nine months ended September 30, 2024, the Company recorded $10.7 million in depreciation and amortization expense for Rail's PP&E and intangible assets that were previously classified in Assets held for sale from November 2021 through February 2024 and were reclassified into its respective caption for assets held for use on the Company's Condensed Consolidated Balance Sheets at March 31, 2024. This amount includes all of the depreciation and amortization expense that would have been recognized during the periods that these assets were classified as held for sale. This charge was not repeated in the nine months ended September 30, 2025.

Gain on Sale of Businesses, Net
During the three and nine months ended September 30, 2024, the Company recognized pre-tax net gains of $8.6 million and $10.5 million from the divestitures of two HE businesses that included the sale of Performix that resulted in a pre-tax gain of $1.8 million in April 2024 and the sale of Reed that resulted in a pre-tax gain of $8.7 million in August 2024. This did not repeat in the three and nine months ended September 30, 2025.

Other (Income) Expenses, Net
The major components of this Condensed Consolidated Statements of Operations caption are as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in millions)	2025	2024	2025	2024
Employee termination benefit costs	$5.9	$1.3	$9.6	$5.9
Other costs (income) for exit activities (a)	4.4	0.5	8.0	1.4
Asset impairments	—	0.8	0.6	2.5
Net gains on sale of assets	(0.5)	(2.5)	(1.7)	(6.1)
Other (income) expenses, net	$9.8	$—	$16.5	$3.8
(a) Includes costs related to exploring strategic alternatives

Interest Income
Interest income was $0.6 million and $1.5 million for the three and nine months ended September 30, 2025, respectively, compared to $1.0 million and $6.1 million for the three and nine months ended September 30, 2024, respectively. In April 2024, the Company recognized a pre-tax gain of $2.7 million from the settlement of the Company's note receivable from the buyer of the former Harsco Industrial IKG ("IKG") business. No such income was received during the three and nine months ended September 30, 2025.
Interest Expense
Interest expense during the three and nine months ended September 30, 2025 decreased by $0.5 million and $2.3 million, respectively, compared with the three and nine months ended September 30, 2024. This decrease is mainly driven by lower interest rates charged on borrowings under the Company's Senior Secured Credit Facilities during the three and nine months ended September 30, 2025, when compared to the three and nine months ended September 30, 2024, partially offset by an increase in expense from the addition of finance leases after September 30, 2024.

Facility Fees and Debt-Related Income (Expense)
The Company recognized facility fee expense mostly related to the Company's AR Facility of $2.5 million and $7.7 million during the three and nine months ended September 30, 2025, respectively, compared to $3.0 million and $8.7 million recognized during the three and nine months ended September 30, 2024, respectively. See Note 4, Trade Accounts Receivables and Other Receivables and Note 9, Debt and Credit Agreements, in Part I, Item 1. Financial Statements.
Defined Benefit Pension Income (Expense)
Defined benefit pension expense was $5.3 million and $15.7 million for the three and nine months ended September 30, 2025, respectively. Defined benefit pension expense was $4.3 million and $12.6 million for the three and nine months ended September 30, 2024, respectively. This expense increase is primarily related to a lower expected rate of return on plan assets in the current year, compared to 2024.
Income Tax Expense
Income tax expense from continuing operations for the three and nine months ended September 30, 2025 was $1.1 million and $12.6 million, respectively, compared to $13.4 million and $31.4 million for the three and nine months ended September 30, 2024. Income tax expense during the three months and nine months ended September 30, 2025 decreased, compared to income tax expense for the three and nine months ended September 30, 2024, primarily due to lower operating income in the U.S., an increase in deductible interest expense in the U.S. as a result of the enactment of "An Act to Provide for Reconciliation Pursuant to Title II of H. Con. res. 14" ("the Act") on July 4th, 2025, and $5.7 million of tax expense related to the net gain on the Reed sale in 2024. In addition, the decrease in the nine months ended September 30, 2025 was partially offset by a $5.7 million out-of-period adjustment recorded in the first quarter of 2025, as described in Note 1, Basis of Presentation in Part I, Item 1. Financial Statements.

Income (Loss) from Continuing Operations
Loss from continuing operations was $20.2 million and $77.1 million for the three and nine months ended September 30, 2025, respectively, compared to $11.1 million and $37.1 million for the three and nine months ended September 30, 2024, respectively. The primary drivers for these changes are noted above.

Total Other Comprehensive Income (Loss)
Total other comprehensive income was $1.6 million and $20.4 million for the three and nine months ended September 30, 2025, respectively, compared to total other comprehensive income (loss) of $8.2 million and $(5.7) million for the three and nine months ended September 30, 2024, respectively. The primary driver of this change was the fluctuation of the U.S. dollar against certain currencies during the three and nine months ended September 30, 2025, inclusive of the impact of foreign currency translation of cumulative unrecognized actuarial losses on the Company's pension obligations. Total other comprehensive income (loss) was also impacted by the change in valuation of the Company's interest rate swaps during the three and nine months ended September 30, 2025, when compared to the valuation during the three and nine months ended September 30, 2024, due to changing interest rates.

Liquidity and Capital Resources
Amounts included in this Part I. Item 2. Liquidity and Capital Resources are rounded in millions and all percentages are calculated on actual amounts. As a result, minor differences may exist due to rounding.

Cash Flow Summary
The Company currently expects to have sufficient financial liquidity and borrowing capacity to support the strategies within each of its businesses and its current operating and debt service needs. The Company currently expects operational and business needs, in addition to the repayment of its current debt maturities, to be met by cash provided by operations, supplemented with borrowings, principally under the Senior Secured Credit Facilities. The Company expects the Senior Secured Credit Facilities to be fully available based on continued compliance with the related covenants based on its current outlook. The Company supplements the cash provided by operations with borrowings due to the operational performance of its businesses, historical patterns of seasonal cash flow and the funding of various projects. The Company regularly assesses capital needs in the context of operational trends and strategic initiatives.

The Company’s cash flows from operating, investing and financing activities, as reflected on the Condensed Consolidated Statements of Cash Flows, are summarized in the following table:

	Nine Months Ended
	September 30
(In millions)	2025	2024
Net cash provided (used) by:
Operating activities	$63.0	$41.8
Investing activities	(91.0)	(22.2)
Financing activities	66.5	(22.4)
Effect of exchange rate changes on cash and cash equivalents, including restricted cash	2.4	(8.6)
Net change in cash and cash equivalents, including restricted cash	$40.9	$(11.5)
Net cash (used) provided by operating activities — Net cash provided by operating activities for the nine months ended September 30, 2025 was $63.0 million, an increase in cash flows of $21.2 million from the nine months ended September 30, 2024, due to a net favorable change in working capital related to decreases to contract assets mainly related to the timing of Rail's contracts, lower contributions to retirement plan liabilities, the timing of accounts payable and a decrease in payments of accrued compensation during the nine months ended September 30, 2025. These cash inflows from working capital were partially offset by lower cash net income during the nine months ended September 30, 2025.

Net cash (used ) provided by investing activities — Net cash used by investing activities during the nine months ended September 30, 2025 was $91.0 million, an increase in net cash used of $68.8 million from net cash used during the nine months ended September 30, 2024. This net increase in cash used is primarily from the non-recurring receipt of proceeds during the nine months ended September 30, 2024 from the settlement of the Company's note receivable from IKG in April 2024 of $17.0 million and the sales of Performix in April 2024 and Reed in August 2024 totaling $57.7 million, as well as higher proceeds from the sale of assets of $6.7 million, primarily by HE and Corporate, when compared to 2025. These cash decreases were partially offset by a $9.7 million reduction of purchases for capital expenditures during the nine months ended September 30, 2025, when compared to the nine months ended September 30, 2024, primarily by HE.

Net cash (used) provided by financing activities — Net cash provided by financing activities during the nine months ended September 30, 2025 increased by $88.9 million from the nine months ended September 30, 2024, mostly attributable to an increase in net borrowings of $70.1 million during the nine months ended September 30, 2025, which were mostly used to support the Company's operating and investing activities explained above. The nine months ended September 30, 2024 also included payments of $16.0 million in dividends made to strategic venture partners for HE, which did not reoccur during the nine months ended September 30, 2025.

Effects of exchange rate changes on cash and cash equivalents, including restricted cash — The favorable change of $11.0 million resulted from exchange rate fluctuations during the nine months ended September 30, 2024 due to the strengthening of the U.S. dollar against certain currencies, primarily the Egyptian pound, unfavorably impacting the Company's global cash balances held in these currencies, which did not repeat during the nine months ended September 30, 2025.

Sources and Uses of Cash
The Company’s principal sources of liquidity are cash provided by operations on an annual basis and borrowings under the Senior Secured Credit Facilities, augmented by cash proceeds from asset sales. The Company expects to continue to utilize all of these sources to meet future cash requirements for operations and growth initiatives.

Summary of Senior Secured Credit Facilities and Notes: (in millions)	September 30 2025	December 31 2024
By type:
Term Loan	$478.8	$482.5
Revolving Credit Facility	489.0	407.0
5.75% Senior Notes	475.0	475.0
Total	$1,442.8	$1,364.5
By classification:
Current	$5.0	$5.0
Long-term	1,437.8	1,359.5
Total	$1,442.8	$1,364.5

	September 30, 2025
(In millions)	Facility Limit	Outstanding Balance	Outstanding Letters of Credit	Available Credit
Revolving credit facility (a)	675.0	$489.0	$24.5	$161.5
(a) Includes $50.0 million and $625.0 million of revolving credit commitments scheduled to mature on March 10, 2026 and September 5, 2029, respectively. Refer to Note 9, Debt and Credit Agreements in Part I. Financial Statements for more information related to the Company's Senior Secured Credit Facilities.

Debt Covenants
Under the terms of the February 2025 amendment to the Company's Senior Secured Credit Facilities, the maximum net debt to consolidated adjusted EBITDA ratio covenant is 5.00x for the quarter ended September 30, 2025 and, under the terms of the November 2025 amendment, changes to 5.25x for the quarter ended December 31, 2025, 5.50x for the quarters ended March 31, 2026, June 30, 2026 and September 30, 2026, 5.00x for the quarter ended December 31, 2026 and 4.50x for the quarter ended March 31, 2027. After giving effect to the distribution of the Company's Clean Earth business, the total Net Debt to Consolidation Adjusted EBITDA ratio covenant will be set at 3.00x. The Company's required coverage of consolidated interest charges is set to a minimum of 2.50x for each quarter ended after December 31, 2024.

At September 30, 2025, the Company was in compliance with these covenants, as the total net debt to Consolidated Adjusted EBITDA ratio was 4.82x, compared to the permitted maximum ratio of 5.00x, and total interest coverage ratio was 2.80x, compared to the permitted minimum ratio of 2.50x. Based on balances and covenants in effect at September 30, 2025, the Company could increase net debt by $53.8 million and remain in compliance with these debt covenants. Alternatively, Consolidated Adjusted EBITDA could decrease by $10.8 million or interest expense could increase by $12.8 million and the Company would remain in compliance with these covenants at September 30, 2025. The Company believes it will maintain compliance with these covenants based on its current outlook. However, the Company’s estimates of compliance with these covenants could change in the future with a deterioration in economic conditions including continued softness in certain markets, changes to tariffs, higher than forecasted interest rate increases, the timing of working capital, including the collection of receivables, an inability to successfully realize increased pricing and implement cost reduction initiatives that mitigate the impacts of inflation and other factors that may adversely impact its compliance with covenants.

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

During the nine months ended September 30, 2025, the Company received $10.0 million in proceeds from the AR Facility. No proceeds were received from the AR Facility during the nine months ended September 30, 2024.

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

At September 30, 2025, the Company's consolidated cash and cash equivalents included $114.7 million held by non-U.S. subsidiaries and approximately 9.3% of the Company's consolidated cash and cash equivalents had regulatory restrictions that would preclude the transfer of funds with and among subsidiaries. Non-U.S. subsidiaries also held $38.0 million of cash and cash equivalents in consolidated strategic ventures. The strategic venture agreements may require strategic venture partner approval to transfer funds with and among subsidiaries. While the Company's remaining non-U.S. cash and cash equivalents can be transferred with and among subsidiaries, the majority of these non-U.S. cash balances will be used to support the ongoing working capital needs and continued growth of the Company's non-U.S. operations.

During the nine months ended September 30, 2025, in connection with the Company's amended contract with Deutsche Bahn, the Company's advance payment guarantee was updated. The terms of the updated agreement with the issuing bank required $14.5 million of cash collateral to be held until the guarantee is released. The Company funded this balance in May 2025 and it is classified as Restricted Cash on the Company's Condensed Consolidated Balance Sheets.

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

ITEM 4.        CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of September 30, 2025, an evaluation was performed, under the supervision and with the participation of the Company’s management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a – 15 under the Securities and Exchange Act of 1934, as amended. Based upon that evaluation, such officers concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities and Exchange Act of 1934, as amended (1) is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and (2) is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

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

PART II — OTHER INFORMATION
ITEM 1.        LEGAL PROCEEDINGS
Information on legal proceedings is included in Note 12, Commitments and Contingencies, in Part I, Item 1, Financial Statements.

ITEM 1A.     RISK FACTORS
The Company's risk factors as of September 30, 2025 have not changed materially from those described in Part 1, Item 1A, "Risk Factors" of the Company's Annual Report on Form 10-K for the year ended December 31, 2024, except for the risk factor below:

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

ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 5.        OTHER INFORMATION
During the three months ended September 30, 2025, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted, modified, or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement for the purchase or sale of securities of the Company, within the meaning of Item 408 of Regulation S-K.

ITEM 6.        EXHIBITS

The following exhibits are included as part of this report by reference:

Exhibit Number	Description
10.1
Amendment No. 16 to Third Amended and Restated Credit Agreement, dated as of November 5 2025, among Enviri Corporation, the Subsidiary Guarantors party thereto, Bank of America, N.A., as administrative agent, and the lenders party thereto.*

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

ENVIRI CORPORATION
(Registrant)

DATE	November 10, 2025	/s/ TOM VADAKETH
Tom Vadaketh
Senior Vice President and Chief Financial Officer
(On behalf of the registrant and as Principal Financial Officer)

DATE	November 10, 2025	/s/ SAMUEL C. FENICE
Samuel C. Fenice
Vice President and Corporate Controller
(Principal Accounting Officer)