Form 10-K
period 2025-12-31
ENVIRI Corp
filed 2026-02-24
CIK 45876

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
The aggregate market value of the Company's voting stock held by non-affiliates of the Company as of June 30, 2025 was $658,403,701.
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

Class	Outstanding at February 17, 2026
Common stock, par value $1.25 per share	81,449,498
DOCUMENTS INCORPORATED BY REFERENCE
Selected portions of the 2026 Proxy Statement are incorporated by reference into Part III of this Report.

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
Revolving Credit Facility
Revolving credit facility under the Senior Secured Credit Facilities containing $50.0 million maturing on the earlier of (i) July 1, 2026 and (ii) the closing date on which the Clean Earth segment is sold to Veolia Environnement S.A., a French société anonyme, and $625.0 million maturing on September 5, 2029

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

PART I
Item 1.    Business.
On November 20, 2025, we entered into definitive agreements with Veolia Environnement S.A., a French société anonyme (“Veolia”), for the sale of our Clean Earth segment (the “Clean Earth Business”), including (i) an Agreement and Plan of Merger, dated as of November 20, 2025 (the “Merger Agreement”), by and among Enviri Corporation, CLEH, Inc., a direct wholly owned subsidiary of Enviri Corporation (“CLEH”), Enviri LLC, a direct wholly owned subsidiary of CLEH (“Enviri LLC”), Veolia and Liberty Merger Sub Inc. and (ii) a Separation Agreement, dated as of November 20, 2025 (the “Separation Agreement”), by and among Enviri Corporation, CLEH, Veolia and Enviri II Corporation, a direct wholly owned subsidiary of Enviri Corporation (“New Enviri”).

Pursuant to the terms of the Merger Agreement and the Separation Agreement, we will effect a series of reorganizational transactions, pursuant to which, among other things, New Enviri will come to hold our Harsco Environmental and Harsco Rail segments (the “New Enviri Business”). Prior to the closing of the sale of the Clean Earth Business to Veolia (the "Merger"), the New Enviri Business will be distributed through a distribution of all of the outstanding shares of common stock of New Enviri to our stockholders (the “Separation”).

Following the completion of the transactions contemplated by the Separation Agreement and the Merger Agreement, including the Separation and the Merger, (i) Veolia will indirectly own the Clean Earth Business, (ii) New Enviri will be a standalone publicly traded company and indirectly own the New Enviri Business and (iii) the stockholders of the Company will own all of the common stock of New Enviri.

The Merger is subject to customary regulatory approvals and closing conditions and the Separation is subject to the satisfaction or waiver of certain conditions precedent. There can be no assurance that the Separation or the Merger will be consummated. See the Company’s Current Report on Form 8-K filed on November 21, 2025 for a more detailed discussion of the definitive agreements and the transactions contemplated thereby, including the Separation and the Merger. See Part I, Item 1A, “Risk Factors – Merger and Separation Risks” for a discussion of the risks associated with the Separation and the Merger.

OUR COMPANY
Enviri Corporation is a market-leading, global provider of environmental solutions for industrial and specialty waste streams, and innovative equipment and technology for the rail sector. Our three reportable business segments are Harsco Environmental, Clean Earth and Harsco Rail and we are a leader in the markets we serve.

We have worked in recent years to strengthen our business portfolio and financial results in an effort to create value for shareholders, and we have invested to achieve these objectives and to grow the Company. These investments include targeted organic investments, as well as mergers and acquisitions, in the past that have reduced the Company’s portfolio complexity and business cyclicality. More recently, the Company entered into a definitive agreement in November 2025 to sell the Clean Earth Business to Veolia for over $3 billion, representing a significant premium to the Company's historical investment in this business. This decision was made following a thorough evaluation of strategic alternatives aimed at unlocking the underlying value of the Company's businesses for its shareholders. In the future, the Company will continue to pursue initiatives that further progress its businesses and the Company's management remains committed to unlocking value for shareholders.

More broadly, we are committed to viewing every customer need through a sustainability lens. Our customers expect customizable solutions that address business and environmental challenges within their industries. The Company is responding to this need by helping our customers build better businesses and a better environment.

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

HE serves 70 mill services customers at approximately 120 sites in approximately 30 countries. Our diversified customer base includes the largest steel producers in the regions where we operate, serving a mix of mini-mill and integrated operations. In recent years, HE has extended its reach, signing new services contracts in bellwether growth markets like India, and further strengthening our footprint in the Americas and Europe. As a result, our global portfolio is balanced and diversified, with foreign currency risk partially mitigated by the fact that our operating costs and revenues are regularly denominated in local currencies.

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

Our contract renewal rates are high, with many customer relationships that span decades. Our largest customers today include ArcelorMittal, Gerdau, JSW Steel, Ternium and SSAB. We serve most of our major customers at multiple sites, often under multiple contracts. The length of our customer relationships reflects our value proposition. Customers choose the Company to (1) achieve operational and financial efficiencies; (2) concentrate their efforts on metal manufacturing and supporting end-market product demands; (3) gain access to process innovations and technologies developed by the Company; and (4) leverage our downstream product applications and know-how. HE had one customer in each of the past three years that provided more than 10% of this segment's revenues, again under many long-term contracts at multiple sites.

On December 31, 2025, the Company's service contracts had estimated future revenues of $3.0 billion at current production levels, which increased from 2024, primarily from new and renewed contracts, net of the impact from terminated contracts. These contract values provide the Company with a substantial base of anticipated long-term revenues. Approximately 23% of these revenues are expected to be recognized by December 31, 2026; approximately 40% of these revenues are expected to be recognized between January 1, 2027 and December 31, 2029; approximately 21% of these revenues are expected to be recognized between January 1, 2030 and December 31, 2032; and the remaining revenues are expected to be recognized thereafter. Estimated future revenues are exclusive of anticipated contract renewals, projected volume increases and ad-hoc services, as well as future revenues from roadmaking materials.

LINES OF BUSINESS
HE provides a broad range of services, most of which address our customers’ environmental challenges. In total, these services reduce both landfill waste and the carbon footprint of our customers’ sites. In 2025, on-site services represented approximately 93% of HE’s revenues. A summary of our most significant services is as follows:

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

Ecoproducts™
HE creates value-added downstream products from industrial waste-streams. Our experience in manufacturing these products and successfully penetrating relevant end-markets is an important differentiator for the Company. These zero-waste solutions preserve our natural resources and reduce or eliminate landfill disposal. Ecoproducts in 2025 represented approximately 5% of HE’s revenues and our major ecoproducts include the following:

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

COMPETITION
HE competes principally with a small number of businesses for services outsourced by customers on a global basis. One of these peers, Phoenix Global, was acquired by publicly-traded SunCoke Entergy, Inc. in 2025, while others are privately owned. We also compete with numerous smaller, privately-held businesses in each of our regional markets and, to some degree, customers that may decide to perform certain services themselves.

We believe that HE differentiates itself from its competition through innovative technologies that support our service offerings, and through the operating expertise developed by sharing best practices across our global portfolio. Our safety practices and performance also support our business, as do our long-standing relationships and our downstream product solutions.

CLEAN EARTH

BUSINESS OVERVIEW
CE provides specialty waste processing, treatment, recycling, and beneficial reuse solutions for customers in the industrial, retail, healthcare, and construction industries across a variety of waste needs, including hazardous, non-hazardous, and contaminated soils and dredged materials. CE currently operates 19 RCRA Part B permitted TSDFs, wastewater treatment facilities and supporting 10-day transfer facilities across the U.S., serving over 90,000 customer locations, while utilizing a fleet of approximately 800 vehicles. It also holds a portfolio of over 700 critically-important permits, and the majority of waste handled by CE is recycled or beneficially reused.

Specialty-waste permits have considerable value, and CE is positioned to take advantage of increasingly stringent regulations on the handling of this waste. These dynamics provide recurring revenues and support attractive underlying growth.

CUSTOMERS
CE provides regulatory-compliant solutions with a high quality of customer service to a diverse set of customers. These customers include waste generators in numerous industries, including chemicals, power, aerospace, medical, retail and metals, as well as integrated waste companies and brokers. CE also services federal, state and local governments, as well as developers linked to large infrastructure and redevelopment projects. CE had one customer in 2025, 2024 and 2023 that provided more than 10% of this segment's revenues.

LINES OF BUSINESS

Hazardous Waste
CE provides testing, tracking, processing, recycling, and disposal services for hazardous waste and it operates 19 RCRA Part B permitted TSDFs and several wastewater processing permits that enable the Company to process a variety of complex hazardous wastes, consisting of toxic, reactive and flammable materials such as industrial wastewater, manufacturing sludge, oily-mixtures, chemicals, pesticides, asbestos, pharmaceutical waste, and landfill leachate with per- and polyfluoroalkyl substances ("PFAS"). The remaining facilities handle a limited number of other wastes, including electronics, batteries and light bulbs. These operations possess unique and differentiated processing technologies, such as applications for aerosol can, medical waste recycling, fuel blending, household hazardous waste and lead contaminated soils. In 2025, this line of business represented approximately 85% of CE’s revenues.

Soil and Dredged Materials
CE processes approximately 3.0 million tons per year of contaminated soil and 0.3 million cubic yards of dredged material at seventeen locations, which includes fixed-based locations and mobile plants. These soils are contaminated with heavy metals, polychlorinated biphenyls ("PCBs"), pesticides, PFAS or other chemicals, and the related clean-up work is often the result of infrastructure improvements, private redevelopment, industrial site remediation and/or underground storage tank removal. CE treats and recycles this soil through various processes, after which the material is suitable for beneficial reuse as construction fill material or landfill capping. CE also operates one facility to treat dredged material, the sediment accumulated at the bottom of waterways that is removed for environmental (clean-up) or maintenance (maintain depth) purposes. After treatment, these materials are also beneficially reused as fill material. In 2025, this line of business represented approximately 15% of CE’s revenues.

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

GROWTH STRATEGY
Favorable underlying market dynamics, driven by increased regulation and a growing list of contaminants and hazardous materials, and investment are anticipated to fuel CE’s growth in the coming years. CE also anticipates introducing newer technologies into the market with new treatment solutions and expansion of existing technologies, including permit modifications and applications in new geographic markets. Lastly, CE is well-positioned to benefit from a positive outlook for maintenance and environmental dredging, as well as emerging PFAS markets.

COMPETITION
Given the fragmented nature of the specialty waste industry, CE competes with numerous companies. Our larger peers within the hazardous materials line of business include Clean Harbors, Republic Services, which acquired U.S. Ecology in 2022, Veolia and Reworld (formerly known as Covanta), which acquired Circon Holdings, Inc. and also, through its parent company, EQT Infrastructure, acquired a major stake in Heritage Environmental Services. Our larger peers within the soil and dredged materials market include Soil Safe, Impact Environmental, Bayshore Recycling and Eco Materials LLC. CE differentiates itself from competitors through service reliability and responsiveness, its diverse operating capabilities and regulatory compliant solutions, and the value it provides through providing environmentally superior solutions relative to other disposal alternatives in the regions where it operates.

HARSCO RAIL

BUSINESS OVERVIEW
Rail is recognized for technical leadership and our experience in all aspects of railway track maintenance. We enable railroads to operate at peak efficiency over smooth, precisely aligned track, which improves safety performance and reduces fuel consumption. Our broad array of products and services helps every type of railway operator, from major national railway systems, to short lines and high-speed urban transit networks, achieve their productivity and sustainability objectives. We are also a leading supplier of collision avoidance and warning systems to enhance passenger, rail worker and pedestrian safety and we pioneered a number of measurement and diagnostic technologies that further support railway maintenance programs.

More specifically, Rail is a supplier of core and application-specific specialty equipment, after-market parts and services for the construction and maintenance of railway track. We manufacture highly-engineered railway track maintenance equipment and support a large installed-base of the Company's equipment with a full suite of aftermarket parts. Equipment is often sold through long lead-time purchase orders and, historically, under large, multi-year supply contracts. Rail has increasingly focused on standardized platforms, complemented by selectively engineered specialty equipment offerings designed to address specific customer applications, while maintaining disciplined commercial and execution controls. Aftermarket parts and safety diagnostics technology sales have shorter-cycle characteristics.

RAIL EQUIPMENT
Manufacturing high-quality, cutting-edge technology equipment is core to Rail. These products are developed through an active research and development effort, often in conjunction with our customers, including both standardized platforms and selectively engineered application-specific configurations. Our primary operating costs include product engineering, metal and electrical components. Rail equipment sales represented 34% of segment revenues in 2025. Below is a summary of our major equipment categories:

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

AFTERMARKET PARTS AND SERVICES AND SAFETY AND DIAGNOSTICS TECHNOLOGY
Revenues from aftermarket parts and services and safety and diagnostic technology represented 41% of segment revenues in 2025.

Aftermarket Parts and Services
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

Technology Equipment
Rail's technology equipment line is focused on innovation. This includes new product development using artificial intelligence to improve operational efficiency and performance, cost-effective measurement equipment to improve track geometry and safety systems to keep railway personnel safe. Rail's measurement and diagnostic solutions provide analytical data on track conditions, thereby helping railways plan the timing and location of preventive maintenance.

RAILWAY CONTRACTING SERVICES
Rail's contracting services provide customers with a quality service through work crews that operate the equipment and understand the customer's maintenance needs. With years of experience, Rail's contract service teams have covered approximately 400 thousand miles of track, helping customers achieve desired productivity goals. Railways contracting services represented 25% of segment revenues in 2025.

CUSTOMERS
Over 125 major railways, including Class-1 railroads in North America, mass transit systems (authorities), equipment leasing companies and state-owned railroads around the world have chosen Harsco Rail to optimize the condition of their tracks. Rail’s geographic and product mix is diversified. In 2025, 43% of Rail’s revenues were derived outside of North America. Rail had two customers in 2025 and 2024 and one customer in 2023 that provided more than 10% of the segment's revenues.

BACKLOG
As of December 31, 2025, Rail had an order backlog of $208.7 million, which is mostly attributed to our Rail equipment business. A portion of this backlog value relates to long-term contracts signed several years ago that are expected to conclude in the coming years, including $101.5 million for the Network Rail, Deutsche Bahn and SBB contracts at December 31, 2025.

As of December 31, 2025, $146.2 million or 70.0%, of Rail's manufactured products order backlog is expected to be filled in 2026. The remainder of this backlog is expected to be filled through 2032.

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

GROWTH
Developing new and differentiated technology is critical to our growth, and growth levers exist for Harsco Rail throughout our product portfolio through expanding our global presence. We expect to benefit in North America from the efficiency or productivity goals of our freight customers and investments by transit authorities to upgrade and improve asset performance. In the international market, we are positioned to benefit as global spending for safety and measurement technologies and rail electrification increases and through equipment innovations. To support this growth strategy, we plan to focus on our core portfolio of products, supplemented by selective specialty equipment offerings, while refraining from entering into new long-term contracts for broad, highly customized, engineered-to-order equipment.

COMPETITION
We have many competitors across our global product and services portfolio, including Plasser & Theurer, Nordco, Loram and Matisa Materiel Industriel SA. We believe Harsco Rail differentiates itself from competitors through innovative technology solutions, as well as service and product quality. We create products designed to meet the specific needs of our customers’ railway projects, balancing standardized platforms with application-specialty solutions, while at the same time meeting their productivity, safety and environmental goals.

ENVIRI CORPORATE

ENVIRONMENTAL, SOCIAL AND GOVERNANCE ("ESG")
We are committed to building a market-leading services and products company that preserves our environment, adheres to ethical and responsible business practices and supports our customers as they do the same. ESG is central to our business strategy and operations - our employees are inspired to develop innovative products and services that positively impact the environment and support the Company’s sustainability and growth.

Our ESG goals are driven by the Company's six core values, which connect us all across cultures, time zones and organizational lines. As the cornerstone to our shared Company culture, these values reflect our overarching direction and purpose as a business:

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

Further details on our ESG key performance indicators, initiatives and accomplishments can be found in our latest ESG Report. This report, published in July 2025, can be found on the Company’s website (www.enviri.com/sustainability) along with other related policies. Unless specifically stated herein, documents and information on the Company's website are not incorporated by reference into this document.

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

ACQUISITIONS AND DIVESTITURES
Acquisitions and divestitures have been an important element of the Company's business strategy over the years, as we've taken steps to grow as well as reduce business complexity and cyclicality. These actions include selling the majority of the Company's disparate manufacturing businesses, while acquiring certain service companies. Most recently, the Company signed a definitive agreement to sell the Clean Earth Business at a significant premium to its historical investment in the business for over $3.0 billion with Veolia, after a thorough evaluation of strategic alternatives. This sale is expected to close in 2026. Looking forward, our improvement and growth priorities are likely to be focused internally, and we don't currently see inorganic growth as a primary business driver for the Company in the near term.

SEASONALITY
The Company's businesses can be subject to seasonal fluctuations. Demand for services and solutions provided by HE is subject to seasonal changes related to weather conditions, inventory management through the steel-industry supply chain, and customer operating outages. The timing of these impacts varies by region, however, overall customer demand for HE across its global footprint tend to be strongest in the second quarter and third quarter of each year. Also, the timing of new contracts, as well as any exited contracts, can impact HE's results within a year. CE, meanwhile, provides services that can also fluctuate seasonally with weather, construction activity, industrial production, retail spending and municipal waste collection programs. As a result, demand for CE services tends to be weakest in the first and fourth quarters of each year. Rail is not considered to be influenced by seasonal trends, although its business is often influenced by the timing of budgetary practices of customers.

Due to seasonal factors, the Company’s revenues and earnings are usually higher during the second and third quarters of each year relative to the first and fourth quarters of the year. Additionally, the Company’s cash flows are influenced by seasonality. The Company’s cash flow from operations has historically been higher in the second half of the year, compared with the first half, due to working capital management, receivable collections during the fourth quarter as a result of higher revenues in preceding quarters and the timing of certain cash payments in the first half of the year, including for incentive compensation.

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

The most significant U.S. federal environmental regulation that impacts our business is RCRA. RCRA created a cradle-to-grave system which governs the transportation, treatment, storage and disposal of hazardous waste. Under RCRA, each hazardous waste processing facility must maintain a RCRA permit and comply with defined operating practices. This legislation is administered by the EPA, although its authority may be delegated to a State EPA with similar or more stringent environmental standards.

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

The Company also operates in various sites in other countries around the world. Each of these locations often have waste, air, and water environmental regulatory requirements similar to the U.S.

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

HUMAN CAPITAL RESOURCES
As of December 31, 2025, we had almost 12,000 employees, excluding contingent workers, in over 30 countries. The majority of these employees are represented by labor unions, through over 70 collective bargaining agreements.

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

Belonging Program
The Company's Belonging Program is core to the Company’s values and processes that support employee development and retention and demonstrates our organization-wide commitment to fostering a collaborative and inclusive workplace for all employees. Throughout the year, the Company continued to advance its commitment to these core values by taking the following initiatives:
•Our global Belonging and Inclusion Council, which is chaired by our Senior Vice President & Chief Human Resources Officer and includes 16 cross-functional leaders from each of our business units, focused on the Company's core value, "Be Inclusive".
•The Company's first employee resource group, Enviri Women, which is open to all employees, promotes awareness and the advancement of its employees across the Company through personal and professional development, mentorship, and empowerment. Enviri Women continued to provide a formal mentorship program to employees, offer a number of professional development workshops to members and foster connections and networking within its regional chapters.
•CultureLink, a new employee resource group established during 2024 and expanded in 2025, is committed to fostering a sense of belonging by celebrating the diverse cultures of the countries in the communities Enviri operates in. Through educational sessions, engaging virtual and local events and collaboration, the group aims to create a globally inclusive environment where all employees can share their unique cultural and personal perspectives and contribute to a global workplace that honors and values cultural diversity.

Talent Development and Succession
We believe our development processes ensure continuity of leadership over the long term. Thus, annually we undertake a talent review process to access the organizational capabilities required to execute our strategy, create tailored development plans and understand the depth of our succession preparedness. Our objective is to build the readiness of various talent pools within the organization in order to select and promote key talent. In addition, we continue to invest in our employees through technical training, professional development and skills upgrade throughout the year. In 2025, we launched our first enterprise-wide Learning Management System, offering hundreds of technical and professional trainings to our employees, and also launched a company-wide coaching program for key talent.

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

MERGER AND SEPARATION RISKS

The consummation of the Merger is subject to a number of conditions; if these conditions are not satisfied or waived on a timely basis, or if other termination rights of the parties are triggered, then the Merger Agreement may be terminated and the Merger may not be completed.
The Merger is subject to certain customary closing conditions, including: (i) approval and adoption of the Merger Agreement and the Merger by holders of a majority of the outstanding shares of the Company’s common stock at the Company’s shareholders meeting; (ii) any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act with respect to the Merger having expired or been terminated; (iii) effectiveness of the registration statement to be filed with respect to registration of the common stock of New Enviri that will be distributed in the Separation; (iv) completion of the Holding Company Merger, the Reorganization and the Distribution (as such terms are defined in the Merger Agreement); (v) the absence of any law or order prohibiting or making illegal the consummation of the Holding Company Merger, the Reorganization, the Distribution or the Merger; (vi) subject to certain qualifications, the accuracy of the representations and warranties of the parties under the Merger Agreement, and the performance in all material respects by the parties with their respective obligations under the Merger Agreement; and (vii) the absence of any Company Material Adverse Effect (as defined in the Merger Agreement).

The failure to satisfy all of the required conditions could delay the completion of the Merger by a significant period of time or prevent it from occurring. Any delay in completing the Merger could cause the parties to not realize some or all of the benefits that are expected to be achieved if the Merger is successfully completed within the expected timeframe. There can be no assurance that the conditions to closing of the Merger will be satisfied or waived or that the Merger will be completed within the expected timeframe or at all.

The Merger Agreement also contains specified termination rights for the Company and Veolia, including that the Merger Agreement may be terminated by either party if the Merger has not been consummated by August 20, 2026 (subject to an extension to November 20, 2026 in connection with outstanding regulatory approvals). In the event the Merger Agreement is terminated by either party, the Company will have incurred significant costs and will have diverted significant management focus and resources from other strategic opportunities and ongoing business activities without realizing the anticipated benefits of the Merger.

Failure to complete the Merger could adversely affect the stock price and future business and financial results of the Company.
There can be no assurance that the conditions to the closing of the Merger will be satisfied or waived or that the Merger will be completed. If the Merger is not completed within the expected timeframe or at all, the ongoing business of the Company could be adversely affected and the Company will be subject to a variety of risks and possible consequences associated with the failure to complete the Merger, including the following: (i) upon termination of the Merger Agreement under specified circumstances, the Company is required to pay Veolia a termination fee of $80.0 million in cash; (ii) the Company will incur significant transaction costs related to the Separation and Merger, including legal, accounting, financial advisor, filing, printing and mailing fees, regardless of whether the transactions close; (iii) under the Merger Agreement, the Company is subject to certain restrictions on the conduct of its business prior to the closing of the Merger, which may adversely affect its ability to execute certain of its business strategies; and (iv) the pending Merger, whether or not it closes, will divert the attention of certain management and other key employees of the Company from ongoing business activities, including the pursuit of other opportunities that could be beneficial to the Company. Similarly, delays in the completion of the Merger could result in additional transaction costs, loss of revenue or other negative effects associated with delay and uncertainty about completion of the Merger, and could materially and adversely impact the ongoing business, financial condition, results of operations and stock price of the Company prior to the Merger and New Enviri following completion of the Merger.

If the Merger is not completed, these risks could materially affect the business, financial condition and results of operations of the Company and its stock price, including to the extent that the current market price of the Company’s common stock is positively affected by a market assumption that the Merger will be completed. In addition, if the Merger is not completed, (i) the holders of the Company’s common stock will not receive any cash consideration for their shares of the Company’s common stock in connection with the Merger and (ii) the Separation will not occur and the holders of the Company’s common stock will not receive shares in New Enviri. Instead, the Company will remain an independent public company and holders of the Company’s common stock will continue to own their shares of the Company’s common stock.

While the Merger is pending, the Company will be subject to business uncertainties and certain contractual restrictions that could adversely affect the business and operations of the Company.
In connection with the pending Merger, some customers, suppliers, vendors or other third parties of the Company may react unfavorably, including by delaying or deferring decisions concerning their business relationships or transactions with the Company, regardless of whether the Merger is completed. In addition, due to certain restrictions in the Merger Agreement on the conduct of business prior to completing the Merger, the Company may be unable (without the other party’s prior written consent) to respond effectively to business developments, pursue strategic transactions, undertake significant capital projects, undertake certain significant financing transactions and otherwise pursue certain actions, even if such actions would prove beneficial. In addition, the pendency of the Merger may make it more difficult for the Company to effectively retain and incentivize key personnel and may cause distractions from the Company’s strategy and day-to-day operations for its current employees and management. If any of these events were to occur, it could materially and adversely impact the Company’s business, financial condition, results of operations and cash flows while the Merger is pending.

The Merger and Separation may not achieve the anticipated benefits and will expose New Enviri to new risks.
New Enviri, which following the Separation will hold the New Enviri Business, may not realize the anticipated strategic, financial, operational or other benefits from the sale of the Clean Earth Business in the Merger. The Company cannot predict with certainty when the benefits expected from the Merger will occur or the extent to which they will be achieved. If the Merger is completed, New Enviri’s operational and financial profile will be different from the Company and it will face risks different from the Company, including risks commonly encountered in divestitures. In addition, as a standalone, publicly traded company, New Enviri will be a smaller, less-diversified company and may be more vulnerable to changing market conditions. Further, the diversification of New Enviri’s revenues, costs and cash flows will be diminished as compared to the Company since it will not own the Clean Earth Business, such that its results of operations, cash flows, working capital and financing requirements may be subject to increased volatility and its ability to fund capital expenditures and investments and service debt may be diminished. There is no assurance that following the Separation and the Merger New Enviri will be successful. The completion of the Separation may cause uncertainty for or disruptions with the customers, suppliers, vendors and employees of the New Enviri Business, which may negatively impact these relationships or its operations. In addition, New Enviri will incur one-time costs and ongoing costs in connection with, or as a result of, the Separation, including costs of operating as a standalone, publicly-traded company. Those costs may exceed estimates or could negate some of the benefits expected to be realized. If New Enviri does not realize the intended benefits or if costs exceed estimates, New Enviri could suffer a material adverse effect on its business, financial condition, results of operations and cash flows.

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
For the year ended December 31, 2025, the Company’s top five customers in HE accounted for approximately 37% of revenues in that Segment and 17% of the Company’s consolidated revenues. For the year ended December 31, 2025, the Company’s top five customers in CE accounted for approximately 27% of the revenues in that Segment and 12% of the Company’s consolidated revenues. For the year ended December 31, 2025, the Company's top five customers in Rail accounted for approximately 54% of revenues in that Segment and 6% of the Company's consolidated revenues. The Company routinely enters into contracts with its top customers of varying length and scope. Disagreements between the parties can arise as a result of the scope, nature and varying degree of relationship between the Company and these customers and can result in disagreements between the Company and a customer that could impact multiple regions within the Company’s business.

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
Rail manufactures highly-engineered equipment under large long-term fixed-price contracts with several customers at prices that reflect our estimates of corresponding costs and schedules. Inaccuracies in these estimates may lead to cost overruns that may not be paid by our customers. We have recognized estimated forward loss provisions related to these contracts of $30.3 million, $32.7 million and $32.8 million for the years ended December 31, 2025, 2024 and 2023, respectively. These forward estimated loss provisions were due to several factors, such as material and labor cost inflation, supply chain delays due to the bankruptcy of a key European-based vendor, increased engineering effort, and increased engineering and commissioning costs. The Company may continue to experience challenges in the future, and it is possible that our overall estimate of liquidated damages, penalties and costs to complete these contracts may change, which could result in additional estimated forward loss provisions that could be material. Factors that could result in contract cost overruns, project delays or other problems may include the impact of inflation on fixed-price contracts, delays in the scheduled deliveries of machinery and equipment, unanticipated technical problems, including design or engineering issues, unforeseen increases in the costs of labor, warranties, raw materials, components or equipment, or our failure or inability to obtain resources when needed, delays or productivity issues caused by weather conditions, modifications to projects that create unanticipated costs or delays, and other unforeseen factors outside of our control. If we fail to accurately estimate the resources required and time necessary to complete these types of contracts, are unable to fulfill our obligations under these contracts in a timely and cost effective manner going forward, are unable to successfully renegotiate price increases, change orders and extensions to delivery schedules with our customers, or execute other mitigating measures, or if their contract is terminated with us due to these or other factors, our results of operations, financial condition and cash flows may be adversely affected.

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

Compared with the corresponding full-year period in 2024, the average value of major currencies changed as follows in relation to the U.S. dollar during the full-year 2025, impacting the Company's revenues and income:

•British pound sterling strengthened by 3%;
•Euro strengthened by 5%;
•Chinese yuan strengthened by < 1%;
•Brazilian real weakened by 3%;
•Turkish lira weakened by 17%
•Egyptian pound weakened by 10%; and
•Argentinian peso weakened by 27%

Compared with exchange rates at December 31, 2024, the value of major currencies at December 31, 2025 changed as follows:

•British pound sterling strengthened by 8%;
•Euro strengthened by 13%;
•Chinese yuan strengthened by 4%;
•Brazilian real strengthened by 12%;
•Turkish lira weakened by 18%;
•Egyptian pound strengthened by 7%; and
•Argentinian peso weakened by 30%

To illustrate the effect of foreign exchange rate changes in certain key markets of the Company, in 2025, revenues would have been less than 1% or $7.6 million lower and operating income would have been 89% or $3.8 million higher if the average exchange rates for 2024 were utilized. In a similar comparison for 2024, revenues would have been 1% or $29.6 million higher and operating income would have been 17% or $5.3 million higher if the average exchange rates for 2023 were utilized.
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
The Company operates in approximately 30 countries, generating 43% of its revenues outside of the U.S. (based on location of the facility generating the revenue) for the year ended December 31, 2025. In addition, as of December 31, 2025, approximately 48% of the Company’s property, plant and equipment is located outside of the U.S. The Company's global footprint exposes it to a variety of risks that may adversely affect the Company's results of operations, financial condition, liquidity and cash flows. These include, but may not be limited to, the following:
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

Enhanced U.S. tariffs, import/export restrictions or other trade barriers may have a negative effect on global economic conditions, financial markets and the Company’s business.
There is currently significant uncertainty about the future relationship between the U.S. and various other countries with respect to trade policies, treaties, tariffs and taxes. The U.S. presidential administration has threatened or imposed tariffs on imports from various countries in which the Company does business, including, among others China and Mexico. In response, some of these countries have threatened or announced tariffs on imports from the U.S. The extent to which additional tariffs will be enacted, and the duration for which any tariffs will remain in place, are uncertain.

Tariffs, and uncertainty related thereto, have affected and could continue to adversely affect customers’ demand for the Company’s products and services, the Company’s manufacturing costs, and the Company’s ability to source raw materials and equipment on a cost-effective basis. Uncertainty around tariffs and other trade restrictions could lead to economic decline and negatively impact our customers’ businesses, which could further negatively impact demand for the Company’s products and services and adversely affect the Company’s results of operations. Uncertainty regarding tariffs has also increased uncertainty in the market related to future costs of projects and availability of materials, which may result in some projects being delayed, cancelled or subject to increased costs. In addition, tariffs that raise the cost of importing steel produced outside of the U.S. may have both a positive impact to our customers located in the U.S. and a negative impact to our customers located outside of the U.S. that export steel to the U.S. Accordingly, it is difficult to predict the effects of current or future tariffs and other trade barriers, and the Company’s efforts to reduce the effects of tariffs through pricing and other measures may not be effective.

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
The Company uses derivative financial instruments, such as interest rate swaps and foreign currency exchange forward contracts, for a variety of purposes. The Company uses interest rate swaps in conjunction with certain debt issuances in order to secure either a fixed or floating interest rate. The Company uses foreign currency exchange forward contracts as part of a worldwide program to minimize foreign currency operating income and balance sheet exposure. In particular, the Company uses foreign currency exchange forward contracts to hedge commitments, such as foreign currency debt, firm purchase commitments and foreign currency cash flows for certain export sales transactions. The unsecured contracts for foreign currency exchange forward contracts outstanding at December 31, 2025 mature at various times through 2027 and are with major financial institutions. The Company may also enter into derivative contracts to hedge commodity exposures. The failure of one or more counterparties to the Company's derivative financial instruments to fulfill their obligations could adversely affect the Company's results of operations, financial condition, liquidity and cash flows.

The Company’s variable rate indebtedness subjects it to interest rate risk, which could cause the Company's debt service obligations to increase significantly.
The Company's total debt at December 31, 2025 was $1.6 billion. Of this amount, approximately 64% had variable rates of interest and approximately 36% had fixed interest rates. The weighted average interest rate of total debt was approximately 6.3%. At debt levels as of December 31, 2025, a one percentage point increase in variable interest rates would increase interest expense by $10 million per year and a one percentage point decrease in variable interest rates would decrease interest expense by $10 million. Separately, a one percentage point change in interest rates also impacts our facility fees from our AR Facility by $1.6 million per year. If the Company is unable to successfully manage its exposure to variable interest rates, including through interest rate swaps that the Company has put into place, its debt service obligations may increase even though the amount borrowed remains the same and, in turn, its results of operations and financial condition may be negatively impacted.

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

The Company's defined benefit NPPC and net defined benefit pension obligations are directly affected by equity and bond markets. A downward trend in those markets could adversely impact the Company's results of operations, financial condition and cash flows.
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

Location	Principal Products/Services	Interest
Harsco Environmental Segment
Taiyuan City, China	Environmental Services	Leased
Rotherham, U.K.	Environmental Services	Owned
Sarver, Pennsylvania, U.S.	Environmental Services	Owned
Chesterfield, U.K.	Aluminum Dross and Scrap Processing Systems	Owned
Clean Earth Segment
Carteret, New Jersey, U.S.	Soil and Dredged Materials Processing	Leased
Jersey City, New Jersey, U.S.	Soil and Dredged Materials Processing	Leased
Kearny, New Jersey, U.S.	Hazardous Waste Processing	Leased
New Castle, Delaware, U.S.	Soil and Dredged Materials Processing	Leased
Upper Marlboro, Maryland, U.S.	Soil and Dredged Materials Processing	Owned
Calvert City, Kentucky, U.S.	Hazardous Waste Processing	Owned
Detroit, Michigan, U.S.	Hazardous Waste Processing	Owned
Birmingham, Alabama, U.S.	Hazardous Waste Processing	Owned
Inglewood, California, U.S.	Hazardous Waste Processing	Owned
Indianapolis, Indiana, U.S.	Hazardous Waste Processing	Leased
Kansas City, Missouri, U.S.	Hazardous Waste Processing	Owned
Fernley, Nevada, U.S.	Hazardous Waste Processing	Owned
Hatfield, Pennsylvania, U.S.	Hazardous Waste Processing	Owned
Providence, Rhode Island, U.S.	Hazardous Waste Processing	Owned
Avalon, Texas, U.S.	Hazardous Waste Processing	Owned
Houston, Texas, U.S.	Hazardous Waste Processing	Owned
Kent, Washington, U.S.	Hazardous Waste Processing	Owned
Tacoma, Washington, U.S.	Hazardous Waste Processing	Owned
Harsco Rail Segment
Columbia, South Carolina, U.S.	Rail Maintenance-of-way Equipment	Owned
HE principally operates on customer-owned sites and has administrative offices throughout the world, including Pittsburgh, Pennsylvania, U.S. and London, U.K. CE has an administrative office in King of Prussia, Pennsylvania. The above table includes the principal properties owned or leased by the Company. The Company also operates from a number of other smaller plants, warehouses and offices in addition to the above. The Company considers all of its properties at which operations are currently performed to be in satisfactory condition and suitable for their intended use.

Item 3.    Legal Proceedings.
Information regarding legal proceedings is included in Note 12, Commitments and Contingencies, in Part II, Item 8, "Financial Statements and Supplementary Data."

Item 4.    Mine Safety Disclosures.
Not applicable.
PART II
Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Enviri Corporation common stock is listed on the New York Stock Exchange under the trading symbol NVRI. At December 31, 2025, there were 81,449,498 shares outstanding. In 2025, the Company's common stock traded in a range of $4.72 to $18.74 per share and closed at $17.92 per share at year-end. At December 31, 2025, there were approximately 1,022 stockholders of record. For additional information regarding the Company's equity compensation plans see Note 14, Stock-Based Compensation, in Part II, Item 8. Financial Statements and Supplementary Data, Part III, Item 11. Executive Compensation and Part III, Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Stock Performance Graph

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Enviri Corporation, the Russell 2000 Index and the Dow Jones US Diversified Industrials Index

$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
12/20
12/21
12/22
12/23
12/24
12/25
Enviri Corporation
Russell 2000
Dow Jones US Diversified Industrials

*$100 invested on 12/31/2020 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2026 S&P Dow Jones Indices LLC, a division of S&P Global. All rights reserved.
Copyright© 2026 Russell Investment Group. All rights reserved.

	December 2020	December 2021	December 2022	December 2023	December 2024	December 2025
Enviri Corporation	100.00	92.94	34.98	50.06	42.83	99.67
Russell 2000	100.00	114.82	91.35	106.82	119.14	134.40
Dow Jones US Diversified Industrials	100.00	109.99	101.05	131.18	180.87	188.48

The above graph compares the cumulative total return on Enviri’s common stock over the five-year period ended December 31, 2025 with the cumulative total return for the same period on the Russell 2000 Index and Dow Jones U.S. Diversified Industrials Index. The graph assumes that $100 was invested on December 31, 2020 in our common stock and in the shares represented by each of the indices.

Dividend Policy

The Company anticipates that it will retain any available funds to invest in the operations of the business and does not anticipate paying any cash dividends in the foreseeable future.

Item 6.    [Reserved].

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion should be read in conjunction with the Consolidated Financial Statements of Enviri Corporation provided under Part II, Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K. For a detailed discussion of the fiscal 2024 year-over-year changes, please refer to the MD&A in Part II, Item 7 of the Company's Form 10-K for the fiscal year ended December 31, 2025
Forward-Looking Statements

The nature of the Company's business, together with the number of countries in which it operates, subject it to changing economic, competitive, regulatory and technological conditions, risks and uncertainties. In accordance with the "safe harbor" provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, the Company provides the following cautionary remarks regarding important factors that, among others, could cause future results to differ materially from the results contemplated by forward-looking statements, including the expectations and assumptions expressed or implied herein. Forward-looking statements contained herein could include, among other things, statements about the expected timing, completion and effects of the transactions contemplated by the Agreement and Plan of Merger, dated as of November 20, 2025 (the "Merger Agreement") and the Separation Agreement, dated as of November 20, 2025 (the "Separation Agreement"), statements about management's confidence in and strategies for performance; expectations for new and existing products, technologies and opportunities; and expectations regarding growth, sales, cash flows, and earnings. Forward-looking statements can be identified by the use of such terms as "may," "could," "expect," "anticipate," "intend," "believe," "likely," "estimate," "outlook," "plan," "contemplate," "project," target" or other comparable terms.

Factors that could cause actual results to differ, perhaps materially, from those implied by forward-looking statements include, but are not limited to:

(1) the Company's ability to complete the transactions contemplated by the Merger Agreement and the Separation Agreement on the terms expected, in a timely manner at all;
(2) the possibility that the Merger and the Separation may not ultimately achieve the expected benefits;
(3) the Company's ability to successfully enter into new contracts and complete new acquisitions, divestitures, or strategic ventures in the time-frame contemplated or at all;
(4) the Company’s inability to comply with applicable environmental laws and regulations;
(5) the Company’s inability to obtain, renew, or maintain compliance with its operating permits or license agreements;
(6) various economic, business, and regulatory risks associated with the waste management industry;
(7) the seasonal nature of the Company's business;
(8) risks caused by customer concentration, fixed-price and long-term customer contracts, especially those related to complex engineered equipment and the competitive nature of the industries in which the Company operates;
(9) the outcome of any disputes with customers, contractors and subcontractors;
(10) the financial condition of the Company's customers, including the ability of customers (especially those that may be highly leveraged or have inadequate liquidity) to maintain their credit availability;
(11) higher than expected claims under the Company’s insurance policies, or losses that are uninsurable or that exceed existing insurance coverage;
(12) market and competitive changes, including pricing pressures, market demand and acceptance for new products, services and technologies; changes in currency exchange rates, interest rates, commodity and fuel costs and capital costs;
(13) the Company's ability to negotiate, complete, and integrate strategic transactions and joint ventures with strategic partners;
(14) the Company’s ability to effectively retain key management and employees, including due to unanticipated changes to demand for the Company’s services, disruptions associated with labor disputes, and increased operating costs associated with union organizations;
(15) the Company's inability or failure to protect its intellectual property rights from infringement in one or more of the many countries in which the Company operates;
(16) failure to effectively prevent, detect or recover from breaches in the Company's cybersecurity infrastructure;
(17) changes in the worldwide business environment in which the Company operates, including changes in general economic and industry conditions and cyclical slowdowns impacting the steel and aluminum industries;
(18) fluctuations in exchange rates between the U.S. dollar and other currencies in which the Company conducts business;
(19) unforeseen business disruptions in one or more of the many countries in which the Company operates due to changes in economic conditions, changes in governmental laws and regulations, including environmental, occupational health and safety, tax and import tariff standards and amounts; political instability, civil disobedience, armed hostilities, public health issues or other calamities;
(20) liability for and implementation of environmental remediation matters;

(21) product liability and warranty claims associated with the Company’s operations;
(22) the Company’s ability to comply with financial covenants and obligations to financial counterparties;
(23) the Company’s outstanding indebtedness and exposure to derivative financial instruments that may be impacted by, among other factors, changes in interest rates;
(24) tax liabilities and changes in tax laws;
(25) changes in the performance of equity and bond markets that could affect, among other things, the valuation of the assets in the Company's pension plans and the accounting for pension assets, liabilities and expenses; and
(26) risk and uncertainty associated with intangible assets; and the other risk factors listed from time to time in the Company's SEC reports.

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

As disclosed in Part I, Item 1A, "Risk Factors," of this Annual Report on Form 10-K, the Company’s business is subject to risks related to doing business internationally, including tariff policy or tariff regulation, as well as international political and trade tensions. In 2025, the U.S. government announced tariffs on goods imported into the U.S. from numerous countries and multiple nations countered with tariffs and other actions in response. Following the announcement, the U.S. government has negotiated trade agreements with certain countries while negotiations with others are ongoing. Additionally, in October 2025, the European Commission proposed more significant actions to protect its steel industry, including a reduction in steel import quotas and a tariff increase on above-quota imports. These proposals require EU parliament and council approvals. These efforts by the EU are intended to support a healthy industrial manufacturing base in the region. The Company continues to assess the impact of these existing and pending actions on its businesses.

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

On November 20, 2025, the Company entered into definitive agreements with Veolia Environnement S.A., a French société anonyme ("Veolia"), whereby Veolia will acquire 100% of the Clean Earth business (the "Merger") for aggregate cash consideration of over $3.0 billion pursuant to the terms of the Merger Agreement. Immediately prior to the closing of the Merger, the Company will execute a series of reorganizational transactions and the Separation, following which the Harsco Environmental and Harsco Rail segments will be indirectly owned by a standalone publicly traded company ("New Enviri"). The transactions contemplated by the Separation Agreement and the Merger Agreement are expected to close in 2026, subject to Enviri shareholder and customary regulatory approvals. These transactions are not expected to result in any material cash tax expense to Enviri or New Enviri. See Part I. Item 1, Business for additional information regarding the Separation and the Merger.

On February 23, 2026, the Company amended its Senior Secured Credit Facilities to extend the maturity of its $50.0 million non-extended revolving credit facility from March 10, 2026 to the earlier of (i) July 1, 2026, and (ii) the closing date on which the Clean Earth segment is sold to Veolia Environnement S.A., a French société anonyme ("Veolia") in connection with the Merger Agreement.

Results of Operations
Amounts included in this Part II. Item 7. Results of Operations of this Annual Report on Form 10-K are rounded in millions and all percentages are calculated based on actual amounts. As a result, minor differences may exist due to rounding.
Total Revenues by Segment:

(Dollars in millions)	2025	2024	Change	%
Harsco Environmental	$1,019.4	$1,111.5	$(92.1)	(8.3)%
Clean Earth	973.9	940.3	33.6	3.6%
Harsco Rail	247.1	291.3	(44.2)	(15.2)%
Total revenues	$2,240.4	$2,343.1	$(102.7)	(4.4)%

(Dollars in millions)	2024	2023	Change	%
Harsco Environmental	$1,111.5	1,141.9	(30.4)	(2.7)%
Clean Earth	940.3	927.5	12.8	1.4%
Harsco Rail	291.3	296.8	(5.5)	(1.9)%
Total revenues	$2,343.1	$2,366.2	$(23.1)	(1.0)%

Total Revenues by Region:

(Dollars in millions)	2025	2024	Change	%
North America	$1,344.1	$1,406.0	$(62.0)	(4.4)%
Western Europe	483.5	510.2	(26.7)	(5.2)%
Latin America (a)	151.5	160.3	(8.7)	(5.4)%
Asia-Pacific	139.4	145.4	(6.0)	(4.1)%
Middle East and Africa	102.8	104.0	(1.1)	(1.1)%
Eastern Europe	19.0	17.3	1.7	10.0%
Total Revenues	$2,240.4	$2,343.1	$(102.8)	(4.4)%
(a) Includes Mexico.

(Dollars in millions)	2024	2023	Change	%
North America	$1,406.0	$1,460.9	$(54.9)	(3.8)%
Western Europe	510.2	489.2	21.0	4.3%
Latin America (a)	160.3	173.8	(13.5)	(7.8)%
Asia-Pacific	145.4	135.9	9.6	7.0%
Middle East and Africa	104.0	86.9	17.1	19.7%
Eastern Europe	17.3	19.6	(2.3)	(11.6)%
Total Revenues	$2,343.1	$2,366.2	$(23.1)	(1.0)%
(a) Includes Mexico.

Operating Income (Loss) from Continuing Operations by Segment:

(Dollars in millions)	2025	2024	Change	%
Harsco Environmental	$42.2	$32.0	$10.2	31.9%
Clean Earth	91.7	92.6	(0.9)	(1.0)%
Harsco Rail	(57.4)	(59.6)	2.2	3.7%
Corporate	(72.2)	(34.4)	(37.8)	(109.9)%
Operating income (loss) from continuing operations	$4.2	$30.7	$(26.5)	(86.3)%

(Dollars in millions)	2024	2023	Change	%
Harsco Environmental	$32.0	$78.7	$(46.7)	(59.3)%
Clean Earth	92.6	76.7	15.9	20.7%
Harsco Rail	(59.6)	(24.9)	(34.7)	(139.4)%
Corporate	(34.4)	(43.0)	8.6	20.0%
Operating income (loss) from continuing operations	$30.7	$87.5	$(56.8)	(64.9)%

Operating Margins by Segment:

	2025	2024	2023
Harsco Environmental	4.1%	2.9%	6.9%
Clean Earth	9.4%	9.8%	8.3%
Harsco Rail	(23.2)%	(20.5)%	(8.4)%
Consolidated Operating Margin	0.2%	1.3%	3.7%

Comparative Analysis of Segment Results for the Years Ended December 31, 2025 and 2024
The changes during the year ended December 31, 2025 in Operating income (loss) from continuing operations are described below, by segment, when compared to the year ended December 31, 2024.

Harsco Environmental Segment:

Significant Effects on Revenues (In millions)
Revenues—2024	$1,111.5
Net effects of price/volume changes, primarily attributable to volume changes and service mix	6.1
Net impact of new and lost contracts	(41.9)
Impact of divestitures	(59.9)
Impact of foreign currency translation	4.3
Other	(0.7)
Revenues—2025	$1,019.4

The following factors contributed to the changes in operating income (loss) for the year ended December 31, 2025:

Factors Positively Affecting Operating Income:
•Higher revenues from environmental service contracts during the year ended December 31, 2025, partially due to higher overall service levels at certain sites, when compared to the prior year, partially offset by higher operating costs at certain sites.
•During the year ended December 31, 2024, the Company recorded an incremental increase of $22.2 million to the reserve for the processing and disposal of salt cake byproduct in Bahrain, compared to the reserve adjustment recorded for the year ended December 31, 2025. See Note 12, Commitments and Contingencies in Part II, Item 8. Financials Statements and Supplementary Data for details on this reserve.
•Plant, property and equipment ("PP&E") impairment charges for the year ended December 31, 2025 decreased by $15.6 million, which was primarily related impairment charges recorded in the U.S. and the Middle East during 2024.
•Selling, general and administrative expenses ("SG&A") for the year ended December 31, 2025 included a $3.4 million net benefit related to the Company's provision for expected credit losses, compared to $3.7 million net expense recorded during the year ended December 31, 2024. The benefit in the current year was primarily from the recovery of a previously reserved trade accounts receivable recorded in the prior year.

Factors Negatively Impacting Operating Income:
•The unfavorable net effects from new and lost contracts resulted in a decrease in operating income of $15.0 million during the year ended December 31, 2025, compared to the year ended December 31, 2024.
•The net gain on the sales of Performix and Reed during the year ended December 31, 2024 totaling $10.0 million that did not reoccur during the current year.

•The divestitures of Performix and Reed unfavorably impacted operating income by $7.9 million during the year ended December 31, 2025. See Note 3, Dispositions in Part II. Item 8. Financial Statements and Supplementary Data for further discussion.
•A decrease in sales from ecoproducts and metals recycling at certain stainless steel sites due to lower demand during the year ended December 31, 2025 resulted in a decline in operating income of $5.2 million when compared to the year ended December 31, 2024.
•Lower service revenues from the Altek Group unfavorably impacted operating income by $2.1 million for the year December 31, 2025, compared to the year ended December 31, 2024.

Clean Earth Segment:

Significant Effects on Revenues (In millions)
Revenues—2024	$940.3
Net effects of price/volume changes	33.6
Revenues—2025	$973.9

The following factors contributed to the changes in operating income (loss) for the year ended December 31, 2025:

Factors Positively Affecting Operating Income:
•Favorable changes in revenues attributed to the hazardous waste business increased operating income by $19.4 million for the year ended December 31, 2025, when compared to the year ended December 31, 2024, primarily due to pricing and volume mix, which were partially offset by higher expenses in compensation, disposal costs, depreciation and facility costs.

Factors Negatively Impacting Operating Income:
•SG&A increased $13.3 million during the year ended December 31, 2025 from the year ended December 31, 2024, primarily from higher compensation costs, which includes additional expense related to the accelerated vesting for certain employees and the fair value adjustment related to certain long-term incentive plan awards ("LTIP"), as well as an unfavorable change in the provision for expected credit losses in the current year.
•Lower volumes processed in the soil and dredged materials business at certain sites decreased operating income by $7.9 million during the year ended December 31, 2025, when compared to the year ended December 31, 2024, net of higher pricing and volume mix at certain sites.

Harsco Rail Segment:

Significant Effects on Revenues (In millions)
Revenues—2024	$291.3
Net effect of price/volume changes, primarily attributable to volume changes	(67.2)
Change in revenue adjustments as a result of certain estimated forward loss provisions (a)	19.7
Impact of foreign currency translation	3.3
Revenues—2025	$247.1
(a) Principally as a result of the Deutsche Bahn, Network Rail and SBB contracts, as referenced in Note 17, Revenues in Part II, Item 8. Financial Statements and Supplementary Data.

The following factors contributed to the changes in operating income (loss) for the year ended December 31, 2025:

Factors Positively Affecting Operating Income:
•The year ended December 31, 2024 included a goodwill impairment charge of $13.0 million that did not reoccur during the year ended December 31, 2025. See Note 7, Goodwill and Other Intangible Assets in Part II, Item 8. Financial Statements and Supplementary Data for more details.
•A charge for $10.7 million was recorded for the remeasurement of long-lived assets during the year ended December 31, 2024 related to the depreciation and amortization expense that would have been recognized during the periods Rail's assets were classified as held for use on the Company's Consolidated Balance Sheets. This charge did not reoccur during the year ended December 31, 2025.
•SG&A decreased by $2.0 million during the year ended December 31, 2025 from the year ended December 31, 2024, mainly from lower agent commission fees.

Factors Negatively Impacting Operating Income:
•A decrease of $12.2 million in operating income from lower equipment revenue and higher manufacturing costs for the year ended December 31, 2025, when compared to the year ended December 31, 2024.
•The decline in sales from aftermarket parts and safety and diagnostics technology systems from lower demand for the year ended December 31, 2025 unfavorably impacted operating income by $9.3 million, when compared to the year ended December 31, 2024.
•A decrease in volumes and an unfavorable mix of railway contracting services resulted in a decrease of $3.0 million during the year ended December 31, 2025, compared to the year ended December 31, 2024.

Corporate Costs:

Operating income (loss) from continuing operations was negatively impacted from higher SG&A of $19.2 million during the year ended December 31, 2025, which was primarily due to an increase in compensation costs of $12.8 million and professional fees of $5.0 million, when compared to the year ended December 31, 2024. The increase in compensation costs was mainly the result of higher stock-based compensation related to the fair value adjustment of certain performance-based LTIP's, as well as the accelerated vesting of LTIP's for certain employees. The increase in professional fees was mostly related to costs incurred to support and execute the Company's long-term strategies. The year ended December 31, 2025 was also negatively impacted by increased costs of $18.5 million principally related to the planned sale of Clean Earth, compared to the year ended December 31, 2024.

Comparative Analysis of Segment Results for the Years Ended December 31, 2024 and 2023
The changes during the year ended December 31, 2024 in Operating income (loss) from continuing operations are described below, by segment, when compared to the year ended 2023.

Harsco Environmental Segment:

Significant Effects on Revenues (In millions)
Revenues—2023	$1,141.9
Net effects of price/volume changes, primarily attributable to volume changes and service mix	67.5
Net impact of new and lost contracts	(19.0)
Impact of divestitures	(48.8)
Impact of foreign currency translation	(30.1)
Revenues—2024	$1,111.5

The following factors contributed to the changes in operating income (loss) for the year ended December 31, 2024:

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
•PP&E impairment charges for the year ended December 31, 2024 increased by $9.3 million from impairment charges related to site locations in the U.S. and the Middle East during 2024, compared to the PP&E impairment charge recorded during the year ended December 31, 2023 related to abandoned equipment at a customer site. See Note 6, Property, Plant and Equipment, Net in Part II, Item 8. Financial Statements and Supplementary Data for details on these charges.
•The divestitures of Performix and Reed unfavorably impacted operating income by $7.4 million during the year ended December 31, 2024.

•The impact of foreign currency translation negatively impacted operating income by $7.2 million during the year ended December 31, 2024, when compared to 2023.
•The year ended December 31, 2023 included an $8.1 million net gain related to a lease modification that resulted in a lease incentive for a site relocation in the United States, offset by relocation costs incurred, which did not recur during the year ended December 31, 2024.
•SG&A increased by $7.0 million during the year ended December 31, 2024, primarily driven by higher compensation costs and travel expenses, when compared to the year ended December 31, 2023.

Clean Earth Segment:

Significant Effects on Revenues (In millions)
Revenues—2023	$927.5
Net effects of price/volume changes, primarily attributable to pricing changes	18.9
Impact of pricing settlement	(6.0)
Revenues—2024	$940.3

The following factors contributed to the changes in operating income (loss) for the year ended December 31, 2024:

Factors Positively Affecting Operating Income:
•Favorable changes of $23.4 million during the year ended December 31, 2024 related to pricing and mix in the hazardous waste business and operational cost reduction initiatives at certain sites, net of decreased revenues from lower volumes processed from customer sites in certain industries and cost increases as a result from inflation. These cost reduction initiatives include modernizing systems, optimizing its transportation and logistics network, internalizing treatment of certain waste streams, securing end disposal capacity and consolidating procurement activities to reduce costs and enhance asset utilization.

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

The following factors contributed to the changes in operating income (loss) for the year ended December 31, 2024:

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

•A charge for the remeasurement of long-lived assets of $10.7 million was recorded during the year ended December 31, 2024, related to the depreciation and amortization expense that would have been recognized from November 2021 through February 2024 when Rail's assets were classified as held for sale, had the assets been continuously classified as held for use. This reclassification from held for sale to held for use was the result of the held for sale criteria no longer being met for the Rail business beginning with March 31, 2024 since the sales process had been paused.
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

Consolidated Results

(In millions, except per share information and percentages)	2025	2024	2023
Total revenues	$2,240.4	$2,343.1	$2,366.2
Cost of services and products sold	1,813.3	1,904.1	1,908.7
Selling, general and administrative expenses	382.0	359.4	354.0
Research and development expenses	3.1	4.0	3.5
Goodwill and other intangible asset impairment charges	—	15.9	—
Property, plant and equipment impairment charge	7.8	23.4	14.1
Remeasurement of long-lived assets	—	10.7	—
Gain on sale of businesses, net	—	(10.5)	—
Other expense (income), net	30.0	5.4	(1.6)
Operating income (loss) from continuing operations	4.2	30.7	87.5
Interest income	2.2	6.8	6.8
Interest expense	(111.0)	(112.2)	(107.1)
Facility fees and debt-related income (expense)	(10.7)	(11.3)	(10.8)
Defined benefit pension income (expense)	(21.6)	(17.6)	(22.3)
Income (loss) from continuing operations before income taxes and equity income	(136.8)	(103.6)	(45.8)
Income tax benefit (expense) from continuing operations	(23.0)	(16.8)	(34.5)
Equity in income (loss) of unconsolidated entities, net	0.2	—	(0.8)
Income (loss) from continuing operations	(159.7)	(120.4)	(81.1)
Income (loss) from discontinued businesses	(5.5)	(5.3)	(5.1)
Income tax benefit (expense) from discontinued businesses	1.4	1.4	1.3
Income (loss) from discontinued operations, net of tax	(4.1)	(3.9)	(3.8)
Net income (loss)	(163.7)	(124.3)	(84.9)
Other comprehensive income (loss):
Foreign currency translation adjustments, net of deferred income taxes	32.0	(46.1)	28.1
Net gain (loss) on cash flow hedging instruments, net of deferred income taxes	(3.8)	4.2	(0.6)
Pension liability adjustments, net of deferred income taxes	(3.5)	45.2	(2.5)
Unrealized gain (loss) on marketable securities, net of deferred income taxes	—	—	—
Total other comprehensive income (loss)	24.8	3.4	25.0
Total comprehensive income (loss)	(138.9)	(121.0)	(59.9)
Diluted earnings (loss) per share from continuing operations attributable to Enviri Corporation common stockholders	$(2.03)	$(1.57)	$(0.99)
Effective income tax rate from continuing operations	(16.8)%	(16.3)%	(75.3)%

Comparative Analysis of Consolidated Results
Total Revenues
Total revenues for the year ended December 31, 2025 decreased by $102.8 million, or 4.4%, from the year ended December 31, 2024. Total revenues for the year ended December 31, 2024 decreased $23.1 million, or 1.0%, from the year ended December 31, 2023. These changes were attributable to the following significant items:

Changes in Total Revenues (In millions)	2025 vs. 2024	2024 vs. 2023
Total revenues—2024 and 2023	$2,343.1	$2,366.2
Net effect of price/volume changes in HE, primarily attributable to volume and service mix	6.1	67.5
Net effect of price/volume changes in CE	33.6	18.9
Net effect of price/volume changes in Rail, primarily attributable to volume and service mix	(67.2)	11.1
Net impact of new contracts and lost contracts in HE	(41.9)	(19.0)
Impact from divestitures	(59.9)	(48.8)
Changes from revenue adjustments as a result of certain estimated forward loss provisions in Rail (a)	19.7	(17.3)
Impact of pricing settlement in CE	—	(6.0)
Impact of foreign currency translation	7.6	(29.4)
Other	(0.7)	—
Total revenues— 2025 and 2024	$2,240.4	$2,343.1
(a) Principally includes Network Rail, Deutsche Bahn and SBB contracts.

Cost of Services and Products Sold
Cost of services and products sold for 2025 decreased $90.9 million or 4.8% from 2024. Cost of services and products sold for 2024 decreased $4.6 million, or 0.2%, from 2023. These changes were attributable to the following significant items:

Change in Cost of Services and Products Sold (In millions)	2025 vs. 2024	2024 vs. 2023
Total cost of services and products sold—2024 and 2023	$1,904.1	$1,908.7
Change in costs due to changes in revenue volume and mix	(47.4)	4.1
Changes in costs from divestitures	(47.4)	—
Changes in costs from depreciation expense	2.4	11.9
Changes from cost adjustments as a result of certain estimated forward loss provisions in Rail (a)	15.8	(27.2)
Changes from reserve for salt cake disposal in HE	(22.2)	27.2
Impact of foreign currency translation	8.8	(24.7)
Other	(0.9)	4.1
Total cost of services and products sold—2025 and 2024	$1,813.3	$1,904.1
(a) Principally includes Network Rail, Deutsche Bahn and SBB contracts.

Selling, General and Administrative Expenses
SG&A increased $22.6 million, or 6.3%, during the year ended December 31, 2025, compared to 2024. This increase is primarily driven by higher compensation costs of $25.7 million, of which $16.7 million relates to stock-based compensation, mainly by Corporate and CE, as a result of the fair value adjustment pertaining to certain performance-based LTIP's and the accelerated vesting of LTIP's for certain employees during the year ended December 31, 2025. The remaining change in compensation costs was principally related to an increase in salaries, mostly in CE and HE. Higher SG&A during the year ended December 31, 2025, when compared with the year ended December 31, 2024, was also attributable to a net increase in professional fees of $3.8 million, principally from costs in Corporate to support and execute certain of the Company's long-term strategies, and information technology-related costs of $2.6 million. These SG&A increases were partially offset by a $5.9 million reduction to the Company's provision for expected credit losses during the year ended December 31, 2025, when compared to the same period in the prior year, primarily as a result from the recovery of a trade accounts receivable balance due from a former HE customer that had been fully reserved.

The change in the year ended December 31, 2025 from the prior year was also favorably impacted by the divestitures of Performix and Reed in 2024 for $5.1 million. This impact is not included in the SG&A drivers discussed above.

SG&A increased $5.4 million, or 1.5%, during the year ended December 31, 2024, compared to 2023. This increase is primarily driven by higher professional fees of $7.1 million, mainly related to strategic initiatives from CE, due to the cost reduction initiatives, and Corporate, which include costs to support the planned sale of CE, in addition to compensation costs of $3.9 million in CE and HE, offset by a $4.2 million decrease in the Company's provision for expected credit losses contributed by CE.

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

There were no such charges during the years ended December 31, 2025 and 2023.

See the Fair Value Estimates for Business Combinations and Goodwill and the Long-lived Asset Impairment (Other than Goodwill) paragraphs under Part II, Item 7. Management's Discussion and Analysis, Application of Critical Accounting Policies and Critical Accounting Estimates for further details.

Property, Plant and Equipment Impairment Charge
During the year ended December 31, 2025, the Company recorded an impairment charge of $7.8 million related to the Company's decision to exit a downstream products business line in France in HE.

During the year ended December 31, 2024, the Company recorded $23.4 million of impairment charges related to the PP&E located at HE sites in the United States and the Middle East.

During the year ended December 31, 2023, the Company recorded a PP&E impairment charge of $14.1 million related to an HE customer site in China.

See Note 6, Property, Plant and Equipment in Part II, Item 8. Financial Statements and Supplementary Data for details regarding these impairment charges.

Remeasurement of Long-Lived Assets
During the year ended December 31, 2024, the Company recorded $10.7 million in depreciation and amortization expense for Rail's PP&E and intangible assets that were previously classified in Assets held-for-sale and have been reclassified into its respective caption for assets-held-for-use on the Company's Consolidated Balance Sheets. This amount includes all of the depreciation and amortization expense that would have been recognized during the periods that these assets were classified as held-for-sale. This charge did not reoccur during the years ended December 31, 2025 and 2023.

Gain on Sale of Businesses, Net
During the year ended December 31, 2024, the Company recognized $10.5 million of gains related to the divestitures of two HE businesses that included the sale of Performix that resulted in a pre-tax net gain of $1.8 million in April 2024 and the sale of Reed that resulted in a pre-tax net gain of $8.7 million in August 2024. There were no sales of businesses during the years ended December 31, 2025 and 2023.

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

	Other (Income) Expenses
(In millions)	2025	2024	2023
Employee termination benefit costs	$11.1	$8.4	$3.0
Net gains	(3.8)	(6.6)	(2.6)
Contingent consideration adjustments	—	—	(0.8)
Asset impairments	0.8	5.3	0.1
Other costs (income) to exit activities (a)	22.0	(1.5)	(1.6)
Other (income) expense	—	—	0.3
Total other (income) expenses, net	$30.0	$5.4	$(1.6)
(a) Includes costs related to the planned sale of CE.
Interest Income
Interest income was $2.2 million for the year ended December 31, 2025, compared to $6.8 million for the year ended December 31, 2024. In 2024, the Company recognized a pre-tax gain of $2.7 million from the settlement of the Company's note receivable from the buyer of the former Harsco Industrial ("IKG") business. No such income was received during the year ended December 31, 2025.
Interest Expense
Interest expense for the year ended December 31, 2025 was $111.0 million, a decrease of $1.3 million, or 1.1%, compared with the year ended December 31, 2024, which is primarily driven by lower interest rates charged, partially offset by higher net borrowings, under the Company's Senior Secured Credit Facilities during the year ended December 31, 2025, when compared to the same period in the prior year. This net decrease was also partially offset by an increase in interest from finance leases, primarily in CE.
Interest expense in 2024 was $112.2 million, an increase of $5.1 million, or 4.8%, compared with 2023, which was mainly driven by finance lease additions during 2024, mostly in CE.
See Note 8, Debt and Credit Agreements in Part II, Item 8, Financial Statements and Supplementary Data for additional information.

Facility Fees and Debt-Related Income (Expense)
During the year ended December 31, 2025, the Company recognized $10.7 million of net expense, which principally included fees related to the Company's AR Facility, as well as fees related to amending the Company's Senior Secured Credit Facilities.

During the year ended December 31, 2024, the Company recognized $11.3 million of net expense, primarily from fees related to the Company's AR Facility. A loss of $0.3 million was also recognized during 2024 due to the recognition of expense of previously recorded deferred financing costs from the Company's Senior Secured Credit Facilities, as a result of an amendment in 2024.

During the year ended December 31, 2023, the Company recognized $10.8 million of net expense, which included fees related to the Company's AR Facility.

The components of Facility fees and debt-related income (expense) are included in Note 8, Debt and Credit Agreements in Part II, Item 8, Financial Statements and Supplementary Data, as well as the details of the Company's credit agreements referenced above.
Defined Benefit Pension Income (Expense)
Defined benefit pension expense increased during the year ended December 31, 2025 by $4.0 million, or 22.9%, to $21.6 million, when compared to expense for the year ended December 31, 2024. This increase is primarily from a lower expected return on plan assets during the year ended December 31, 2025, when compared to the prior year.

Defined benefit pension expense for the year ended December 31, 2024 decreased by $4.7 million, or 21.1%, to $17.6 million, compared to defined benefit pension expense of $22.3 million during the year ended December 31, 2023. This decrease is primarily from higher expected return on plan assets during the year ended December 31, 2024 due to higher plan asset balances at December 31, 2023, when compared to the prior year.

See Note 10. Employee Benefit Plans in Part II, Item 8, Financial Statements and Supplementary Data, for additional information.

Income Tax Expense from Continuing Operations
Income tax expense from continuing operations for the year ended December 31, 2025 was $23.0 million, compared with $16.8 million for the year ended December 31, 2024. The effective income tax rate relating to continuing operations for the year ended December 31, 2025 was (16.8)%, compared to (16.3)% for the year ended December 31, 2024. The increase in income tax expense was primarily due to a $8.5 million valuation allowance related to deferred tax assets in Brazil, as it was determined to be more likely than not that they could not be realized because of lower operating income resulting from lost contracts, $15.9 million of disallowed costs related to the planned sale of Clean Earth and $29.0 million of nondeductible executive compensation, partially offset by a change in mix of income in foreign jurisdictions.

Income tax expense from continuing operations for the year ended December 31, 2024 was $16.8 million, compared with $34.5 million for the year ended December 31, 2023. The effective income tax rate relating to continuing operations for the year ended December 31, 2024 was (16.3)%, versus (75.3)% for the year ended December 31, 2023. The decrease in income tax expense was primarily due to a higher pre-tax loss which was driven by an increased forward loss provision for the Network Rail contract for Rail, the Rail goodwill impairment charge and the Rail charge for the remeasurement of long-lived assets, partially offset by increased CE operating performance and the gains from the sale of Reed and Performix. Income tax expense was also favorably impacted by a capital loss utilization in 2024 and a $3.7 million income tax charge due to assets impairment in China not recurring in 2024, partially offset by nondeductible goodwill allocated to the sale of Reed and Performix businesses. The decrease in effective tax rate was primarily due to the operating loss in the Rail business and the change in mix of income.

See Note 11, Income Taxes in Part II, Item 8, Financial Statements and Supplementary Data, for additional information.
Total Other Comprehensive Income (Loss)
Total other comprehensive income was $24.8 million for the year ended December 31, 2025, compared with total other comprehensive income of $3.4 million for the year ended December 31, 2024. The primary driver of this change is the fluctuation of the U.S. dollar against certain currencies, inclusive of the impact of foreign currency translation of cumulative unrecognized actuarial losses on the Company's pension obligations. Total OCI was also impacted by the change in valuation of the Company's interest rate swaps during the year ended December 31, 2025, when compared to the valuation during the year ended December 31, 2024, due to lower interest rates.

Total other comprehensive income was $3.4 million for the year ended December 31, 2024, compared with a total other comprehensive income of $25.0 million during the year ended December 31, 2023. The primary driver of this change was due to the strengthening of the U.S. dollar against most currencies, inclusive of the impact of foreign currency translation of cumulative unrecognized actuarial losses on the Company's pension obligations. This was partially offset by actuarial gains recognized for the U.S. and U.K. pension obligations due to changes in actuarial assumptions, including higher discount rates.

Liquidity and Capital Resources
Amounts included in this Part II, Item 7. Liquidity and Capital Resources of this Annual Report on Form 10-K are rounded in millions and all percentages are calculated based on actual amounts. As a result, minor differences may exist due to rounding.
Cash Flow Summary
The Company currently expects to have sufficient financial liquidity and borrowing capacity to support the strategies within each of its businesses and its current operating and debt service needs. The Company also currently expects operational and business needs, in addition to repayment of its current debt maturities, to be met by cash provided by operations, supplemented with borrowings, principally under the Senior Secured Credit Facilities, and by cash proceeds from asset sales. The Company expects the Senior Secured Credit Facilities to be fully available based on continued compliance with the related covenants based on its current outlook. The Company supplements the cash provided by operations with borrowings due to operational performance of its businesses, historical patterns of seasonal cash flow and the funding of various projects and regularly assesses capital needs in the context of operational trends and strategic initiatives.

Cash flows from operating, investing and financing activities, as reflected on the Consolidated Statements of Cash Flows, are summarized in the following table:

(In millions)	2025	2024	2023
Net cash provided (used) by:
Operating activities	$101.4	$78.1	$114.4
Investing activities	(149.9)	(34.1)	(116.6)
Financing activities	80.3	(63.4)	44.8
Effect of exchange rate changes on cash	3.3	(15.0)	(3.1)
Net change in cash and cash equivalents	$35.2	$(34.5)	$39.5
Cash provided (used) by operating activities — Net cash provided by operating activities during the year ended December 31, 2025 was $101.4 million, an increase of $23.3 million the year ended December 31, 2024. This increase is due to a net favorable change in net working capital during the year ended December 31, 2025, when compared to the year ended December 31, 2024, partially offset by lower cash net income. The favorable change in net working capital is primarily from decreases to contract assets, mainly related to the timing of Rail's contract assets, changes in retirement plan liabilities, lower incentive compensation payments and the timing of accounts payable, partially offset by the timing of accounts receivable collections.
Also included in Net cash provided (used) by operating activities on the Company's Consolidated Statements of Cash Flows in Part II, Item 8. Financial Statements and Supplementary Data is the caption, Other assets and liabilities. A summary of the major components of this caption for the periods presented is as follows:

(In millions)	2025	2024	2023
Net cash provided (used) by:
Change in income taxes	$3.1	$(0.3)	$5.0
Change in prepaid expenses	3.7	(6.3)	(8.1)
Change in reserve for forward losses on contracts	2.3	5.3	18.5
Change in environmental liabilities	(8.5)	25.2	(0.8)
Change in accrued insurance	3.2	(1.3)	(3.2)
Other (a)	2.1	(10.1)	12.0
Total change in Other assets and liabilities	$5.9	$12.7	$23.5
(a)     Other relates primarily to other accruals that are individually not significant.
Cash used by investing activities — Net cash used by investing activities during the year ended December 31, 2025 was $149.9 million, an increase in cash used of $115.8 million during the year ended December 31, 2024. This net increase in cash used is primarily from the non-recurring receipt of proceeds during the year ended December 31, 2024 from the sales of Performix in April 2024 and Reed in August 2024 totaling $57.6 million and the settlement of the Company's note receivable from IKG in April 2024 of $17.0 million. In addition, the increase in net cash used was due to the net payments from the settlement of foreign currency forward exchange contracts of $18.2 million during the year ended December 31, 2025, compared to net proceeds during the year ended December 31, 2024 of $12.1 million, as well a $7.3 million decrease in the receipt of proceeds from the sale of assets.
Cash provided (used) by financing activities — Net cash provided by financing activities during the year ended December 31, 2025 was $80.3 million, compared to net cash used by financing activities of $63.4 million in 2024. The year ended December 31, 2025 includes net borrowings of $98.3 million of the Company's total debt, used to fund the changes in cash flows from operating and investing activities noted above, compared to net repayments of $39.8 million during the year ended December 31, 2024. The year ended December 31, 2025 also included a decrease in dividend payments made to strategic venture partners in HE of $13.7 million, when compared to the year ended December 31, 2024. These cash increases were offset, in part, by an increase in employee taxes payments for stock based compensation of $10.9 million, compared to the year ended December 31, 2024, primarily as a result of the accelerated vesting and settlement of equity awards issued to certain employees in 2025.
Effects of exchange rate changes on cash and cash equivalents, including restricted cash — The favorable change of $18.4 million during the year ended December 31, 2025 resulted from exchange rate fluctuations during the year ended December 31, 2024 due to the strengthening of the U.S. dollar against certain currencies, primarily the Egyptian Pound, unfavorably impacting the Company's global cash balances in these currencies. This did not repeat during the year ended December 31, 2025.

Cash Requirements
The Company's expected future payments related to contractual obligations and commercial commitments at December 31, 2025 consist of:
•Principal payments related to our short-term borrowings and long-term debt obligations that are included in our Consolidated Balance Sheets. See Note 8, Debt and Credit Agreements in Part II, Item 8 Financial Statements and Supplementary Data for additional information on short-term borrowings and long-term debt.
•Projected interest payments on long-term debt are anticipated to be approximately $91 million annually based upon borrowings, interest rates and foreign currency exchange rates at December 31, 2025 and include the impact of the interest rate swaps the Company has in-place with certain variable rate debt issuances to secure a fixed interest rate. The interest rates on variable-rate debt and foreign currency exchange rates are subject to changes beyond the Company's control and may result in actual interest expense and payments differing from the projected amounts.
•Projected facility fee payments on the AR Facility are expected to be $8.2 million annually based on the drawn amount and rates at December 31, 2025. The rates are variable, and are subject to changes beyond the Company's control and may result in facility fees differing from the projected amounts.
•Purchase obligations representing legally binding obligations to purchase property, plant and equipment, inventory and other commitments made in the normal course of business to meet operations requirements. At December 31, 2025, the Company has $230.5 million of outstanding purchase commitments, of which $165.9 million will be fulfilled in the next twelve months.
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
•Expected net cash payable of $19.5 million representing the fair value of the foreign currency exchange contracts outstanding at December 31, 2025. The foreign currency exchange contracts are recorded on the Consolidated Balance Sheets at fair value. See Note 15, Financial Instruments in Part II, Item 8 Financial Statements and Supplementary Data, for additional information.
•At December 31, 2025, in addition to the above contractual obligations, the Company had $2.9 million of potential long-term tax liabilities, including interest and penalties, related to uncertain tax positions. Because of the high degree of uncertainty regarding the future cash flows associated with these potential long-term tax liabilities, the Company is unable to estimate the years in which settlement will occur with the respective taxing authorities.

Off-Balance Sheet Arrangements

The following table summarizes the Company's contingent commercial commitments at December 31, 2025. These amounts are not included on the Company's Consolidated Balance Sheets since there are no current circumstances known to management indicating that the Company will be required to make payments on these contingent commercial commitments.
Commercial Commitments at December 31, 2025

		Amount of Commercial Commitment Expiration Per Period
(In millions)	Total	Less than 1 Year	1-3 Years	3-5 Years	Over 5 Years	Indefinite Expiration
Performance bonds	$168.1	$154.0	$5.0	$—	$—	$9.1
Standby letters of credit	96.9	91.8	5.1	—	—	—
Guarantees	184.0	0.2	6.7	176.5	—	0.6
Total commercial commitments	$449.0	$246.0	$16.8	$176.5	$—	$9.7
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

Summary of Senior Secured Credit Facilities and Notes: (In millions)	December 31 2025	December 31 2024
By type:
Revolving Credit Facility	$526.0	$407.0
Term Loan	477.5	482.5
5.75% Senior Notes	475.0	475.0
Total	$1,478.5	$1,364.5
By classification:
Current	$5.0	$5.0
Long-term	1,473.5	1,359.5
Total	$1,478.5	$1,364.5
Senior Secured Credit Facilities

On February 23, 2026, the Company amended its Senior Secured Credit Facilities to extend the maturity date of its $50.0 million non-extended revolving credit facility from March 10, 2026 to the earlier of (i) July 1, 2026 and (ii) the closing date on which the Company's Clean Earth segment is sold to Veolia in connection with the Merger Agreement.

On November 5, 2025, the Company entered into an amendment to the Credit Agreement to, among other things, modify certain levels of its total Net Debt to Consolidated Adjusted EBITDA ratio covenant and permit a distribution of the Company’s Clean Earth business, together with certain related transactions, including repayments of certain of the Company's existing indebtedness. The Company obtained the amendment because its forward-looking projections indicated that it may not meet the minimum level required by the net leverage coverage ratio and to allow for the strategic alternatives it is currently evaluating. As a result of this amendment, the total Net Debt to Consolidated Adjusted EBITDA ratio covenant was set to 5.25x for the quarter ended December 31, 2025, 5.50x for the quarters ended March 31, 2026, June 30, 2026 and September 30, 2026, 5.00x for the quarter ended December 31, 2026 and 4.50x for the quarter ended March 31, 2027. After giving effect to the distribution of the Company’s Clean Earth business, the total Net Debt to Consolidated Adjusted EBITDA ratio covenant will be set at 3.00x. The Company expects that it will maintain compliance with the amended covenants based on current forecasts. The Company capitalized $1.8 million of fees related to this amendment, which is included in Long-term debt on the Company's Consolidated Balance Sheets.

On February 14, 2025, the Company entered into another amendment to the Senior Secured Credit Facilities to reset the levels of its covenants, among other changes. As a result of this amendment, the interest coverage ratio was set at 2.50x for each quarter after December 31, 2024.

In September 2024, the Company amended its Senior Secured Credit Facilities to, among other things, extend the term of the Revolving Credit Facility to September 5, 2029 and adjust the limit to $625.0 million. In addition, the Company retained $50.0 million of its existing revolving commitments which mature on March 10, 2026. The extended Revolving Credit Facility bears interest at a rate, depending on total net leverage, ranging from 75 to 125 basis points over base rate or 175 to 225 basis points over SOFR and the existing Revolving Credit Facility bears interest at a rate, depending on total net leverage, ranging from 50 to 175 basis points over base rate or 150 to 275 basis points over SOFR, in each case, subject to zero floor. The Company expensed $0.3 million of previously recorded deferred financing costs in Facility fees and debt related income (expense) and capitalized $4.4 million of fees incurred related to the amendment, which is included in Long-term debt on the Company's Consolidated Balance Sheets.

During the years ended December 31, 2025 and 2023, the Company recognized expense of $0.8 million and $12 thousand, respectively, related to amendments to the Senior Secured Credit Facilities included in the caption Facility fees and debt-related income (expense) on the Company's Consolidated Statements of Operations. No such fees were incurred during the year ended December 31, 2024.

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

The following table shows the amount outstanding under the Revolving Credit Facility and available credit at December 31, 2025.

(In millions)	Facility Limit	Outstanding Balance	Outstanding Letters of Credit	Available Credit
Revolving credit facility (a)	$675.0	526.0	24.6	$124.4
(a) Includes $50.0 million and $625.0 million of revolving credit commitments scheduled to mature on (i) July 1, 2026 and (ii) the closing date on which the Company's Clean Earth segment is sold to Veolia in connection with the Merger Agreement, respectively.

Other
In June 2022, the Company and its SPE entered into a revolving trade receivables securitization facility to accelerate cash flows from trade receivables under its AR Facility with PNC Bank, National Association ("PNC"), which is scheduled to mature in October 2027, based on the amended terms of the AR Facility in October 2024. The Company and its designated subsidiaries continuously sell their trade receivables as they are originated to its SPE. The SPE transfers ownership and control of qualifying receivables to PNC, up to a maximum purchase commitment of $160.0 million, which was increased from $150.0 million under the amended terms in February 2025.

During the year ended December 31, 2025, the Company received proceeds of $10.0 million from the AR Facility. No additional proceeds were received during the year ended December 31, 2024.

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
Debt Covenants
The Senior Secured Credit Facilities contains a consolidated Net Debt to Consolidated Adjusted EBITDA ratio covenant, which is not to exceed 5.25x at December 31, 2025, and a minimum consolidated adjusted EBITDA to consolidated interest charges ratio covenant, which is not to be less than 2.50x. At December 31, 2025, the Company was in compliance with these covenants, with a net leverage ratio of 4.93x and an interest coverage ratio of 2.79x. Based on balances and covenants in effect at December 31, 2025, the Company could increase Net Debt by $95.2 million and still be in compliance with these debt covenants. Alternatively, Consolidated Adjusted EBITDA could decrease by $18.1 million or interest expense could increase by $12.4 million and the Company would remain in compliance with these covenants. The Company believes it will continue to maintain compliance with all covenants over the next twelve months based on its current outlook. However, the Company’s estimates of compliance with these amended covenants could change in the future with a deterioration in economic conditions, including softness in certain markets, changes in tariffs, higher than forecasted interest rate increases, the timing of working capital, including the collection of accounts receivables, an inability to successfully realize increased pricing and implement cost reduction initiatives as necessary to mitigate the impacts of inflation and other factors may adversely impact its realized operating margins and cash flows.

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

At December 31, 2025, the Company's cash and cash equivalents, including restricted cash, included $101.7 million held by non-U.S. subsidiaries. At December 31, 2025, approximately 9.4% of the Company's cash and cash equivalents, including restricted cash, had regulatory restrictions that would preclude the transfer of funds with and among subsidiaries. Non-U.S. subsidiaries also held $31.8 million of cash and cash equivalents, including restricted cash, in consolidated strategic ventures. The strategic venture agreements may require strategic venture partner approval to transfer funds with and among subsidiaries. While the Company's remaining non-U.S. cash and cash equivalents can be transferred with and among subsidiaries, the majority of these non-U.S. cash balances will be used to support the ongoing working capital needs and continued growth of the Company's non-U.S. operations.

During the year ended December 31, 2025, in connection with the Company's contracts with certain customers, the Company's contingent commercial commitments were updated, in which the terms of the updated agreements with the issuing banks required cash collateral totaling $20.7 million to be held until the contingent commercial commitments are released. The Company funded these balances in 2025 and these balances are classified as Restricted cash on the Company's Consolidated Balance Sheets. In January 2026, $6.2 million of this cash collateral was released back to the Company.

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
The discount rates used in calculating the Company's projected benefit obligations at the December 31, 2025 measurement date for the U.K. and U.S. defined benefit pension plans were 5.5% and 5.2%, respectively, and the global weighted-average discount rate was 5.4%. The discount rates selected represent level-equivalent rates using the yield curve spot rates on a year-by-year expected cash flow basis, using yield curves of high-quality corporate bonds. Annual NPPC is determined using the discount rates at the beginning of the year. The discount rates for 2025 NPPC were 5.5% for the U.K. plan, 5.5% for the U.S. plans and 5.5% for the global weighted-average of plans.
The expected long-term rate of return on plan assets is determined by evaluating the asset return expectations with the Company's advisors, as well as actual, long-term, historical results of asset returns for the pension plans. Generally, the NPPC increases as the expected long-term rate of return on assets decreases. For 2025 and 2024, the global weighted-average expected long-term rate of return on asset assumption was 5.1% and 5.7%, respectively. This rate was determined based on a model of expected asset returns for an actively managed portfolio.

Changes in NPPC may occur in the future due to changes in actuarial assumptions and due to changes in returns on plan assets resulting from financial market conditions. Holding all other assumptions constant, using December 31, 2025 plan data, a one-quarter percent increase or decrease in the discount rate and the expected long-term rate of return on plan assets would increase or decrease annual 2026 pre-tax defined benefit NPPC (expense) as follows:

	Increase (Decrease) to 2026 NPPC
(In millions)	U.S. Plans	U.K. Plans
Discount rate
One-quarter percent increase	$—	$0.1
One-quarter percent decrease	—	(0.1)
Expected long-term rate of return on plan assets
One-quarter percent increase	$(0.4)	$(1.5)
One-quarter percent decrease	0.4	1.4
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
At December 31, 2025 and 2024, trade accounts receivable of $267.4 million and $262.1 million, respectively, were net of reserves of $11.0 million and $15.1 million, respectively.
Critical Estimate—Accounts Receivable
A considerable amount of judgment is required to assess the realizability of receivables, including the current creditworthiness of each customer, related aging of past due balances and the facts and circumstances surrounding any non-payment. The change in the Company's provision for expected credit losses during the years ended December 31, 2025, 2024 and 2023 were $(3.2) million, $2.8 million and $7.0 million, respectively.
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
The Company's Goodwill balances included on the Consolidated Balance Sheets were $758.7 million and $739.8 million at December 31, 2025 and 2024, respectively. The Company performs its annual goodwill impairment test as of October 1.

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
In applying the goodwill impairment test, the Company has the option to perform a qualitative test, a quantitative test or both. Under the qualitative test, the Company assesses qualitative factors to determine whether it is more likely than not that the fair value of the reporting units is less than its carrying value. Qualitative factors may include, but are not limited to, economic conditions, industry and market considerations, cost factors, overall financial performance of the reporting unit and other entity and reporting unit specific events. The Company has an unconditional option to bypass the qualitative assessment and proceed directly to performing the quantitative goodwill impairment test. The Company may resume performing the qualitative assessment in any subsequent period.
The quantitative approach of testing for goodwill impairment involves comparing the current fair value of each reporting unit to the net book value, including goodwill. The Company primarily uses a discounted cash flow model (“DCF model”) to estimate the current fair value of reporting units. The result of the DCF model is also informed by a market approach. The Company will apply the DCF model to the reporting units in its operating segments since the Company believes forecasted operating cash flows are the best indicator of current fair value. A number of significant assumptions and estimates are involved in the preparation of DCF models including future revenues, operating margin growth, the weighted-average cost of capital (“WACC”), tax rates, capital spending, pension funding, the impact of business initiatives and working capital projections. These assumptions and estimates may vary significantly among reporting units. DCF models are based on approved long-range plans for the early years and historical relationships and projections for later years. WACC rates are derived from internal and external factors including, but not limited to, the average market price of the Company's stock, shares outstanding, book value of the Company's debt, the long-term risk-free interest rate, and both market and size-specific risk premiums. Due to the many variables noted above and the relative size of the Company's goodwill, differences in assumptions may have a material impact on the results of the Company's annual goodwill impairment testing. If the net book value of a reporting unit were to exceed the current fair value, then an impairment charge would be recognized as the difference between the fair value and the net book value.

The annual quantitative impairment test for 2024 resulted in a goodwill impairment charge of $13.0 million for the Harsco Rail reporting unit, which is included in Goodwill and other intangible asset impairment charges on the Company's Consolidated Statements of Operations, due to lower projections.

The performance of the Company's 2025 annual impairment tests did not result in any impairment of the Company's goodwill.

The Harsco Environmental reporting unit's estimated fair value at October 1, 2025 was approximately 19.7% more than the net book value. The goodwill assigned to the Harsco Environmental reporting unit, which is defined as HE, is $379.4 million at December 31, 2025. The related DCF model for this reporting unit included several key assumptions related to certain price increases and expected operational improvement initiatives. Significant assumptions utilized in the DCF model include a WACC of 10.5%, an average annual revenue growth rate of 2.0% and average annual free cash flow growth rate of approximately 1.0%. Assuming all other factors remain the same, a 100-basis point increase in the discount rate would decrease the excess of estimated fair value over net book value to approximately 9.0% and a 1% decrease in the average annual free cash flow growth rate would decrease the excess of estimated fair value over the net book value to approximately 9.0%.
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

The following PP&E impairment charges are included in Property, plant and equipment impairment charge on the Consolidated Statements of Operations during the years ended December 31, 2025, 2024 and 2023.

During the year ended December 31, 2025, due to the Company's decision to exit a downstream products business in HE in France, the Company recognized an impairment charge of $7.8 million in 2025.
During the year ended December 31, 2024, due to lower revenue projections at an HE location in the U.S., the Company performed testing which determined that the undiscounted future cash flows were lower than the net book value of the assets at the location. The assets primarily included machinery and equipment. along with other PP&E. The Company used a DCF model to estimate the current fair value of the PP&E (Level 3). A number of significant assumptions and estimates are involved in the preparation of DCF models including future revenues and operating margin growth, the WACC, capital spending, and the impact of business initiatives and working capital projections. The DCF model is based on approved forecasts for the early years and historical relationships and projections for later years. The WACC rate is based on the Company's WACC, adjusted for market participant assumptions. As a result of this test, the fair value was less than book value and the Company recognized an impairment charge of $13.9 million.
The year ended December 31, 2024 also included an impairment charge of $9.5 million that was recorded at an HE location in the Middle East due to a change in the expected long-term use of the asset.
During the year ended December 31, 2023, the Company recorded an impairment charge of $14.1 million related to abandoned equipment at a customer site of HE, located in China.

In addition, the Company recorded impairment charges related to other long-lived assets that are included in Other (income) expenses, net, on the Consolidated Statements of Operations of $0.8 million, $5.3 million and $0.1 million for the years ended December 31, 2025, 2024 and 2023, respectively. See Note 18, Other (income) expenses, net, in Part II, Item 8. Financial Statements and Supplementary Data, for additional information.

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

Critical Estimate-Revenue Recognition - Cost-to-Cost Method
The Company uses the cost-to-cost method to measure progress because it is the measure that best depicts the transfer of control to the customer, which occurs as the Company incurs costs under the contracts. Under the cost-to-cost method, the extent of progress towards completion is based on the ratio of costs incurred to total estimated costs at completion which includes both actual costs already incurred and the estimated costs to complete. Accounting for contracts with customers using the cost-to-cost method requires significant judgment relative to assessing risks, estimating contract revenues (including estimates of variable consideration, if applicable, as well as estimating any liquidating damages or penalties related to performance); estimating contract costs (including estimating engineering costs to design the machine and the material, labor and overhead manufacturing costs to build the machine); making assumptions for schedule and technical items; properly executing the engineering and design phases consistent with customer expectations; the availability and costs of labor and material resources; productivity; and evaluating whether a significant financing component is present. Due to the number of years it may take to complete certain contracts and the scope and nature of the work required to be performed on those contracts, primarily in Rail, estimating total revenues and costs at completion is inherently complicated and subject to many variables. Accordingly, estimates are subject to change as experience is gained and as more information is obtained, even though the scope of the work under the contract may not have changed. When adjustments in estimated total contract sales or estimated total costs are required, any changes from prior estimates are recognized in current period earnings for the inception-to-date effect of such changes. When estimates of total costs to be incurred on a contract using the cost-to-cost method exceed estimates of total sales to be earned, a provision for the entire loss on the contract is recorded in current period earnings when the loss is determined. Railway track maintenance equipment revenue of approximately $32.0 million, $48.5 million and $70.9 million was recognized using the cost-to-cost method during the years ended December 31, 2025, 2024 and 2023, respectively.
Rail continues to manufacture highly-engineered equipment under large, long-term fixed-price contracts with Network Rail, Deutsche Bahn, and SBB. The Company has previously recognized estimated forward loss provisions related to these contracts of $32.7 million and $32.8 million for the years ended December 31, 2024 and 2023, respectively. These forward estimated loss provisions were due to several factors, such as material and labor cost inflation, supply chain delays to include the bankruptcy of a key vendors and increased engineering effort and challenges encountered with homologation and commissioning of equipment. These challenges continued into 2025 and the Company recorded an additional net $30.3 million forward loss provision for these contracts for the year ended December 31, 2025, as discussed further below.
For the Network Rail contract, the Company recorded an additional forward loss provision of $11.3 million in the first half of 2025. This additional loss is primarily related to increased estimated manufacturing and materials costs. For 2024, the Company recorded an additional forward loss provision adjustment of $16.1 million, which was primarily related to increased estimated liquidated damages due to delays in the estimated delivery of the machines and increased engineering and manufacturing costs, principally as a result of design changes.

For the Deutsche Bahn contract, the Company recorded additional forward loss provisions of $5.5 million during 2025, with $18.8 million recorded during the fourth quarter related to challenges encountered with the homologation of the initial vehicles, resulting in higher estimated costs to complete all vehicles, including redesign, as well as additional estimated penalties due to the resulting project delays. In the first quarter of 2025, the Company recorded a net favorable adjustment of $13.3 million as a result of an amendment to the contract, which included additional pricing, as well as an extension of the delivery schedule for the machines, which led to a reduction of the previous estimate of penalties recorded as an increase to revenue, offset by higher estimated material, manufacturing and engineering costs. During 2024, additional estimated forward loss provisions of $14.4 million were recorded related principally to unexpected supplier price increases, challenges with supplier quality on key components necessitating a switch to a different supplier and increased engineering efforts that exceed previous estimates.

For the SBB contract, the Company recorded additional net estimated forward loss provisions of $13.5 million during 2025, with $6.4 million recorded during the fourth quarter related principally to unanticipated costs identified during the prototype commissioning of the universal vehicles, as well as higher estimated manufacturing, assembly and logistic costs. For the year ended December 31, 2024, the Company recorded an additional estimated forward loss provision for $2.2 million related principally to increased estimates for assembly, storage and commissioning costs for the remaining vehicles due to project delays.

The estimated forward loss provisions represent the Company's best estimate based on currently available information. It is possible that the Company's overall estimate of liquidated damages, penalties and costs to complete these contracts may change, which could result in an additional estimated forward loss provision at such time that could be material. The Company will continue to update its estimates to complete these contracts, which will include the effect of negotiations with the customers regarding price increases, change orders and extensions to delivery schedules. To that extent, the Company is currently in discussions with Network Rail and has sent Network Rail a letter communicating the need to bring the negotiations to closure and summarizing various options, including a substantial revision of the contract's economic terms or finding a mutually acceptable exit to this contract. If the Company were to exit this contract, it could result in a material loss in that period.

As of December 31, 2025, based on costs incurred, the contracts with Network Rail, Deutsche Bahn and SBB are 67%, 54% and 90% complete, respectively, based on costs incurred compared to the estimated costs to complete.

Income Taxes
The Company's income tax expense, deferred tax assets and liabilities and reserves for uncertain tax positions reflect management's best estimate of taxes to be paid. The Company is subject to various international, federal, state and local income taxes in the jurisdictions where the Company operates. In determining income tax expense, the Company makes its best estimate of the annual effective income tax rate at the end of each quarter and applies that rate to year-to-date income (loss) before income taxes to arrive at the year-to-date income tax provision (exclusive of loss jurisdictions for which no tax benefit is realizable with any discrete tax items recorded separately). At December 31, 2025, 2024 and 2023, the Company's annual effective income tax rate on income from continuing operations was (16.8)%, (16.3)% and (75.3)%, respectively.

Critical Estimate—Income Taxes
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
Valuation allowances of $210.3 million and $196.8 million at December 31, 2025 and 2024, respectively, related principally to deferred tax assets for pension liabilities, net operating losses ("NOLs"), disallowed interest expense and foreign currency translation that are uncertain as to realizability. At December 31, 2025, the Company recorded a $16.0 million valuation allowance increase related to disallowed interest expense, a $6.3 million valuation allowance increase related to prior year losses in Brazil where the Company determined that it is more likely than not that these assets will not be realized, a $24.5 million valuation allowance increase related to current year losses in certain foreign and state jurisdictions where the Company determined that it is more likely than not that these assets will not be realized and a valuation allowance increase of $14.0 million from the effects of foreign currency translation adjustments, partially offset by a valuation allowance decrease of $37.4 million from audit adjustments and a $7.1 million valuation allowance decrease related to tax rate change in a certain foreign jurisdiction.
An income tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on its technical merits. The unrecognized tax benefits at December 31, 2025 and 2024 were $5.8 million for both periods, excluding accrued interest and penalties. The unrecognized income tax benefit may decrease because of the lapse of statute of limitations or because of final settlement and resolution of outstanding tax matters in various state and international jurisdictions.
The Company has historically calculated its quarterly tax provision based on its best estimate of the full year tax rate applicable to the quarter. Due to the insignificant amount of pre-tax book loss relative to the size of permanent book-tax differences and a varying net income (loss) pattern projected for the year, the Company’s tax provision estimate was determined using an actual year-to-date method during the first three quarters of 2023 and the second and third quarters of 2025. In 2024, the quarterly estimates were based on the forecasted full year rate. The Company did not significantly change the methodology for calculating income tax expenses, deferred tax assets and liabilities and reserves for uncertain tax positions for the years presented. See Note 11, Income Taxes in Part II, Item 8. Financial Statements and Supplementary Data for additional information.

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
Management has assessed the effectiveness of its internal control over financial reporting as of December 31, 2025 based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company's internal control over financial reporting was effective as of December 31, 2025.
The effectiveness of the Company's internal control over financial reporting as of December 31, 2025 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm.

/s/ F. NICHOLAS GRASBERGER III	/s/ TOM VADAKETH
F. Nicholas Grasberger III Chairman, President and Chief Executive Officer	Tom Vadaketh Senior Vice President and Chief Financial Officer
February 24, 2026	February 24, 2026

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Enviri Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Enviri Corporation and subsidiaries (the “Company”) as of December 31, 2025, the related consolidated statements of operations, comprehensive income (loss), cash flows, and changes in equity for the period ended December 31, 2025, and the related notes and the schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of its operations and its cash flows for the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2026 expressed an unqualified opinion on the Company’s internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Goodwill Impairment - Refer to Notes 1 and 7 to the financial statements

Critical Audit Matter Description

Goodwill is tested for impairment at the reporting unit level on October 1 of each year or more frequently whenever an event or change in circumstance occurs that would require reassessment of the recoverability of the asset. In applying the goodwill impairment test, the Company performs a quantitative test for its Harsco Environmental reporting unit. As of December 31, 2025, there was $379.3 million of goodwill recorded related to the Harsco Environmental reporting unit. A quantitative approach of testing for goodwill impairment involves comparing the current fair value of each reporting unit to the net book value, including goodwill. The Company’s methodology for estimating the fair value of this reporting unit utilizes a combination of the market and income approach. Under the income approach, the Company utilizes a discounted cash flow model to estimate the current fair value of the reporting unit. The principal assumptions utilized in the discounted cash flow model include future revenues, operating income margin, capital expenditures, and the discount rate. If the net book value of a reporting unit were to exceed the current fair value, then an impairment charge would be recognized as the difference between the net book value and the fair value. No impairment charges were recorded as the Harsco Environmental reporting unit had a fair value in excess of its carrying value.

The principal considerations for our determination that performing audit procedures relating to the goodwill impairment assessment of the Harsco Environmental reporting unit is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of this reporting unit; (ii) a high degree of auditor judgment in evaluating the reasonableness of management’s assumptions under the discounted cash flow model, including future revenues, operating income margin, capital expenditures, and the discount rate assumptions, and, under the market approach, the selection of appropriate peer groups and market multiples; and (iii) an increased extent of effort, including the need to involve our fair value specialist.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the significant estimates and assumptions related to future revenues, operating income margin, capital expenditures, the discount rate, and the valuation multiples of selected guideline public companies used by management to estimate the fair value of the Harsco Environmental reporting unit included the following, among others:

•We tested the effectiveness of controls over the determination of the fair value of the Harsco Environmental reporting unit, including controls related to management’s significant estimates and assumptions of future revenues, operating income margin, capital expenditures, the discount rate, and valuation multiples of selected guideline public companies.

•We evaluated the reasonableness of management’s discounted cash flow model and future revenues, operating income margin, and capital expenditure assumptions included in the model by comparing the forecasts to:

◦Historical results.

◦Internal communications to management and the Board of Directors.

◦Forecasted information included in industry reports for the Company and certain of its peer companies.

•With the assistance of our fair value specialists, for the income approach we evaluated the reasonableness of the discount rate assumptions, including testing the underlying information supporting these assumptions and the mathematical accuracy of the calculations.

• With the assistance of our fair value specialists, for the market approach we evaluated the selection of peer groups and guideline public company market multiples and the mathematical accuracy of the calculations.

/s/ Deloitte & Touche LLP
Philadelphia, Pennsylvania
February 24, 2026
We have served as the Company’s auditor since 2025.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Enviri Corporation

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Enviri Corporation and subsidiaries (the “Company”) as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2025, of the Company and our report dated February 24, 2026, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/Deloitte & Touche LLP
Philadelphia, Pennsylvania
February 24, 2026

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Enviri Corporation

Opinion on the Financial Statements

We have audited the consolidated balance sheet of Enviri Corporation and its subsidiaries (the "Company") as of December 31, 2024, and the related consolidated statements of operations, of comprehensive income (loss), of equity and of cash flows for each of the two years in the period ended December 31, 2024, including the related notes and schedule of valuation and qualifying accounts for each of the two years in the period ended December 31, 2024 listed in the index appearing under Item 15(a)(2) (collectively referred to as the "consolidated financial statements").

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania

February 20, 2025, except for the effects of the revision discussed in Note 1 to the consolidated financial statements, as to which the date is February 24, 2026

We served as the Company’s auditor from at least 1933 to 2025. We have not been able to determine the specific year we began serving as auditor of the Company.

ENVIRI CORPORATION
CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)	December 31 2025	December 31 2024
ASSETS
Current assets:
Cash and cash equivalents	$103,671	$88,359
Restricted cash	21,677	1,799
Trade accounts receivable, net	267,439	262,067
Other receivables	46,930	40,439
Inventories	180,548	183,059
Current portion of contract assets	26,968	59,881
Prepaid expenses	61,996	62,435
Other current assets	11,452	14,880
Total current assets	720,681	712,919
Property, plant and equipment, net	699,664	664,292
Right-of-use assets, net	132,323	88,912
Goodwill	758,680	739,758
Intangible assets, net	273,088	298,438
Retirement plan assets	55,743	57,622
Deferred income tax assets	11,419	17,453
Other assets	57,073	55,117
Total assets	$2,708,671	$2,634,511
LIABILITIES
Current liabilities:
Short-term borrowings	$11,490	$8,144
Current maturities of long-term debt	25,874	21,004
Accounts payable	239,650	214,689
Accrued compensation	67,331	63,686
Income taxes payable	4,083	6,093
Reserve for forward losses on contracts	61,037	54,320
Current portion of advances on contracts	7,982	13,265
Derivative liabilities	20,839	1,284
Current portion of operating lease liabilities	30,077	26,001
Other current liabilities	165,661	158,194
Total current liabilities	634,024	566,680
Long-term debt	1,530,309	1,410,718
Retirement plan liabilities	26,208	27,019
Operating lease liabilities	104,654	64,805
Environmental liabilities	38,256	46,585
Deferred tax liabilities	21,689	32,529
Other liabilities	57,944	56,509
Total liabilities	2,413,084	2,204,845
COMMITMENTS AND CONTINGENCIES
ENVIRI CORPORATION STOCKHOLDERS' EQUITY
Common stock, par value $1.25 (issued 119,614,961 and 117,474,988 shares at December 31, 2025 and 2024, respectively)	149,519	146,844
Additional paid-in capital	273,436	255,102
Accumulated other comprehensive loss	(514,481)	(537,385)
Retained earnings	1,211,234	1,378,835
Treasury stock, at cost (38,165,463 and 37,277,211 shares at December 31, 2025 and 2024, respectively)	(864,646)	(851,881)
Total Enviri Corporation stockholders' equity	255,062	391,515
Noncontrolling interests	40,525	38,151
Total equity	295,587	429,666
Total liabilities and equity	$2,708,671	$2,634,511
See accompanying notes to consolidated financial statements.

ENVIRI CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended December 31
(In thousands, except per share amounts)	2025	2024	2023
Revenues from continuing operations:
Service revenues	$1,988,144	$1,977,781	$1,930,848
Product revenues	252,214	365,356	435,339
Total revenues	2,240,358	2,343,137	2,366,187
Costs and expenses from continuing operations:
Cost of services sold	1,547,681	1,563,391	1,511,097
Cost of products sold	265,574	340,719	397,626
Selling, general and administrative expenses	382,005	359,388	353,985
Research and development expenses	3,050	3,961	3,458
Goodwill and other intangible asset impairment charges	—	15,866	—
Property, plant and equipment impairment charge	7,797	23,444	14,099
Remeasurement of long-lived assets	—	10,695	—
Gain on sale of businesses, net	—	(10,478)	—
Other expense (income), net	30,002	5,437	(1,591)
Total costs and expenses	2,236,109	2,312,423	2,278,674
Operating income (loss) from continuing operations	4,249	30,714	87,513
Interest income	2,191	6,795	6,809
Interest expense	(110,962)	(112,217)	(107,081)
Facility fees and debt-related income (expense)	(10,662)	(11,265)	(10,762)
Defined benefit pension income (expense)	(21,635)	(17,607)	(22,326)
Income (loss) from continuing operations before income taxes and equity income	(136,819)	(103,580)	(45,847)
Income tax benefit (expense) from continuing operations	(22,986)	(16,834)	(34,530)
Equity in income (loss) of unconsolidated entities, net	155	(10)	(761)
Income (loss) from continuing operations	(159,650)	(120,424)	(81,138)
Discontinued operations:
Income (loss) from discontinued businesses	(5,494)	(5,297)	(5,133)
Income tax benefit (expense) from discontinued businesses	1,435	1,382	1,332
Income (loss) from discontinued operations, net of tax	(4,059)	(3,915)	(3,801)
Net income (loss)	(163,709)	(124,339)	(84,939)
Less: Net loss (income) attributable to noncontrolling interests	(3,892)	(5,312)	1,977
Net income (loss) attributable to Enviri Corporation	$(167,601)	$(129,651)	$(82,962)
Amounts attributable to Enviri Corporation common stockholders:
Income (loss) from continuing operations, net of tax	$(163,542)	$(125,736)	$(79,161)
Income (loss) from discontinued operations, net of tax	(4,059)	(3,915)	(3,801)
Net income (loss) attributable to Enviri Corporation common stockholders	$(167,601)	$(129,651)	$(82,962)

Weighted-average shares of common stock outstanding	80,712	80,118	79,796
Basic earnings (loss) per share attributable to Enviri Corporation common stockholders:
Continuing operations	$(2.03)	$(1.57)	$(0.99)
Discontinued operations	(0.05)	(0.05)	(0.05)
Basic earnings (loss) per share attributable to Enviri Corporation common stockholders (a)	$(2.08)	$(1.62)	$(1.04)

Diluted weighted-average shares of common stock outstanding	80,712	80,118	79,796
Diluted earnings (loss) per share attributable to Enviri Corporation common stockholders:
Continuing operations	$(2.03)	$(1.57)	$(0.99)
Discontinued operations	(0.05)	(0.05)	(0.05)
Diluted earnings (loss) per share attributable to Enviri Corporation common stockholders (a)	$(2.08)	$(1.62)	$(1.04)
(a) Earnings (loss) per share attributable to Enviri Corporation common stockholders is calculated based on actual amounts. As a result, these per share amounts may not total due to rounding.
See accompanying notes to consolidated financial statements.

ENVIRI CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Years ended December 31
(In thousands)	2025	2024	2023
Net income (loss)	$(163,709)	$(124,339)	$(84,939)
Other comprehensive income (loss):
Foreign currency translation adjustments, net of deferred income taxes of $4,616, $(836) and $3,162 in 2025, 2024 and 2023, respectively	32,045	(46,106)	28,111
Net gain (loss) on cash flow hedging instruments, net of deferred income taxes of $922, $(1,398) and $138 in 2025, 2024 and 2023, respectively	(3,754)	4,239	(627)
Pension liability adjustments, net of deferred income taxes of $(1,397), $(5,937) and $(2,693) in 2025, 2024 and 2023, respectively	(3,531)	45,240	(2,461)
Unrealized gain (loss) on marketable securities, net of deferred income taxes of $(1), $(2) and $(2) in 2025, 2024 and 2023, respectively	3	7	5
Total other comprehensive income (loss)	24,763	3,380	25,028
Total comprehensive income (loss)	(138,946)	(120,959)	(59,911)
Less: Comprehensive (income) loss attributable to noncontrolling interests	(5,751)	(4,084)	2,594
Comprehensive income (loss) attributable to Enviri Corporation	$(144,697)	$(125,043)	$(57,317)
See accompanying notes to consolidated financial statements.

ENVIRI CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31
(In thousands)	2025	2024	2023
Cash flows from operating activities:
Net income (loss)	$(163,709)	$(124,339)	$(84,939)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation	153,382	148,329	138,956
Amortization	30,575	31,471	32,408
Deferred income tax (benefit) expense	(3,892)	(13,153)	6,443
Equity in (income) loss of unconsolidated entities, net	(155)	10	761
Dividends from unconsolidated entities	230	321	—
Right-of-use assets	31,350	31,546	32,479
Property, plant and equipment impairment charge	7,797	23,444	14,099
Goodwill and other intangible asset impairment charges	—	15,866	—
Remeasurement of long-lived assets	—	10,695	—
Gain on sale of businesses, net	—	(10,478)	—
Stock-based compensation	21,009	16,650	12,916
Other, net	(9,016)	(13,924)	(2,749)
Changes in assets and liabilities, net of acquisitions and dispositions of businesses:
Accounts receivable	10,195	45,372	(38,654)
Inventories	8,129	(7,642)	(6,073)
Contract assets	31,551	(11,412)	3,475
Accounts payable	7,158	(15,038)	(3,590)
Accrued interest payable	(297)	(413)	221
Accrued compensation	312	(12,477)	33,871
Advances on contracts	(16,714)	(13,210)	(14,160)
Operating lease liabilities	(31,121)	(30,945)	(31,290)
Retirement plan liabilities, net	18,704	(5,262)	(3,216)
Other assets and liabilities	5,919	12,652	23,490
Net cash provided (used) by operating activities	101,407	78,063	114,448
Cash flows from investing activities:
Purchases of property, plant and equipment	(141,279)	(136,591)	(139,025)
Proceeds from sale of businesses, net	—	57,633	—
Proceeds from sales of assets	9,772	17,057	6,991
Expenditures for intangible assets	(181)	(1,309)	(503)
Proceeds from notes receivable	—	17,023	11,238
Net proceeds (payments) from settlement of foreign currency forward exchange contracts	(18,189)	12,114	4,251
Other investing activities, net	—	—	463
Net cash used by investing activities	(149,877)	(34,073)	(116,585)
Cash flows from financing activities:
Short-term borrowings, net	3,189	(6,198)	7,027
Borrowings and repayments under Revolving Credit Facility, net	119,000	(15,000)	52,000
Borrowings related to refinancing of Revolving Credit Facility	—	107,557	—
Repayments related to refinancing of Revolving Credit Facility	—	(107,557)	—
Repayments of Term Loan	(5,000)	(5,000)	(5,000)
Cash paid for finance leases and other long-term debt	(19,476)	(13,609)	(9,478)
Proceeds from other long-term debt	566	—	—
Dividends paid to noncontrolling interests	(3,377)	(17,095)	(5)
Purchase of noncontrolling interests	—	(1,197)	—
Contributions from noncontrolling interests	—	874	1,654
Stock-based compensation - Employee taxes paid	(12,764)	(1,885)	(1,426)

ENVIRI CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Years ended December 31
(In thousands)	2025	2024	2023
Deferred financing costs	(1,818)	(4,290)	—
Net cash (used) provided by financing activities	80,320	(63,400)	44,772
Effect of exchange rate changes on cash, including restricted cash	3,340	(15,046)	(3,115)
Net increase (decrease) in cash and cash equivalents, including restricted cash	35,190	(34,456)	39,520
Cash and cash equivalents, including restricted cash, at beginning of period	90,158	124,614	85,094
Cash and cash equivalents, including restricted cash, at end of period	$125,348	$90,158	$124,614

Supplementary cash flow information:
Purchases of property, plant and equipment included in accounts payable	$23,261	$13,158	$12,171

Reconciliation of cash and cash equivalents and restricted cash reported in the Consolidated Balance Sheets:
Cash and cash equivalents	$103,671	$88,359	$121,239
Restricted cash	21,677	1,799	3,375
Cash and cash equivalents, including restricted cash, at end of period	$125,348	$90,158	$124,614
See accompanying notes to consolidated financial statements.

ENVIRI CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY

	Enviri Corporation Stockholders' Equity
(In thousands, except share amounts)	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
	Issued	Treasury
Balances, December 31, 2022	$145,448	$(848,570)	$225,759	$1,591,448	$(567,635)	$53,600	$600,050
Net income (loss)	—	—	—	(82,962)	—	(1,977)	(84,939)
Cash dividends declared:
Noncontrolling interests	—	—	—	—	—	(5)	(5)
Total other comprehensive income (loss), net of deferred income taxes of $605	—	—	—	—	25,645	(617)	25,028
Contributions from noncontrolling interests	—	—	—	—	—	1,654	1,654
Purchase of subsidiary shares from noncontrolling interest	—	—	398	—	—	(398)	—
Vesting of restricted stock units and other stock grants, net 345,195 shares	657	(1,426)	(657)	—	—	—	(1,426)
Amortization of unearned stock-based compensation, net of forfeitures	—	—	12,916	—	—	—	12,916
Balances, December 31, 2023	146,105	(849,996)	238,416	1,508,486	(541,990)	52,257	553,278
Net income (loss)	—	—	—	(129,651)	—	5,312	(124,339)
Cash dividends declared:
Noncontrolling interests	—	—	—	—	—	(17,095)	(17,095)
Total other comprehensive income (loss), net of deferred income taxes of $(8,173)	—	—	—	—	4,605	(1,225)	3,380
Contributions from noncontrolling interests	—	—	—	—	—	874	874
Purchase of subsidiary shares from noncontrolling interest	—	—	775	—	—	(1,972)	(1,197)
Stock appreciation rights exercised, net 603 shares	1	(2)	(1)	—	—	—	(2)
Vesting of restricted stock units and other stock grants, net 362,339 shares	738	(1,883)	(738)	—	—	—	(1,883)
Amortization of unearned stock-based compensation, net of forfeitures	—	—	16,650	—	—	—	16,650
Balances, December 31, 2024	146,844	(851,881)	255,102	1,378,835	(537,385)	38,151	429,666
Net income (loss)	—	—	—	(167,601)	—	3,892	(163,709)
Cash dividends declared:
Noncontrolling interests	—	—	—	—	—	(3,377)	(3,377)
Total other comprehensive income (loss), net of deferred income taxes of $4,140	—	—	—	—	22,904	1,859	24,763
Stock appreciation rights exercised, net 12,177 shares	19	(46)	(19)	—	—	—	(46)
Vesting of restricted stock units and other stock grants, net 482,220 shares	946	(1,934)	(946)	—	—	—	(1,934)
Vesting of performance share units, 757,324 net shares	1,710	(10,785)	(1,710)	—	—	—	(10,785)
Amortization of unearned stock-based compensation, net of forfeitures	—	—	21,009	—	—	—	21,009
Balances, December 31, 2025	$149,519	$(864,646)	$273,436	$1,211,234	$(514,481)	$40,525	$295,587

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

Revision of Previously Issued Financial Statements

During the year ended December 31, 2025, management identified certain errors related to the measurement of certain aspects of the defined benefit pension obligation associated with the U.K. pension plan (the “Plan”) administered by the Company. The errors related to the historic application of certain provisions governing pension benefits in the actuarial estimation of the liabilities for certain acquired pension plans merged into the Plan. The errors were identified by the Company during a review of the Plan in preparation for the potential buy-out of the Plan’s liabilities by an insurance company.

Management evaluated the identified errors in accordance with ASC 250, Accounting Changes and Error Corrections, and applicable SEC guidance, including SAB 99, considering both quantitative and qualitative factors. Management concluded that the errors were not material to the Company’s previously issued consolidated financial statements for any individual period. However, due to the cumulative impact of these errors, the Company revised the prior-period financial statements.

The revisions primarily affected Retirement plan assets and Retained earnings with corresponding impacts to Defined benefit pension income (expense) and Accumulated other comprehensive income (loss). In connection with the revision, the Company also corrected other previously identified immaterial errors. The revision did not impact the Company’s previously reported net cash flows or compliance with debt covenants.

The impact of revising the Company’s Consolidated Balance Sheets for the period presented is as follows:

	December 31, 2024
(In thousands)	As Previously Reported	Revision	As Revised
ASSETS
Trade accounts receivable, net	$260,690	$1,377	$262,067
Inventories	182,042	1,017	183,059
Total current assets	710,525	2,394	712,919
Right-of-use assets, net	92,153	(3,241)	88,912
Retirement plan assets	73,745	(16,123)	57,622
Deferred income tax assets	17,578	(125)	17,453
Other assets	53,744	1,373	55,117
Total assets	$2,650,233	$(15,722)	$2,634,511

LIABILITIES
Income taxes payable	$5,747	$346	$6,093
Current portion of operating lease liabilities	26,049	(48)	26,001
Total current liabilities	566,382	298	566,680
Operating lease liabilities	67,998	(3,193)	64,805
Deferred tax liabilities	26,796	5,733	32,529
Other liabilities	55,136	1,373	56,509
Total liabilities	2,200,634	4,211	2,204,845

ENVIRI CORPORATION STOCKHOLDERS' EQUITY
Accumulated other comprehensive loss	(538,964)	1,579	(537,385)
Retained earnings	1,400,347	(21,512)	1,378,835
Total Enviri Corporation stockholders’ equity	411,448	(19,933)	391,515
Total equity	449,599	(19,933)	429,666
Total liabilities and equity	$2,650,233	$(15,722)	$2,634,511

The impact of revising the Consolidated Statements of Operations for all periods presented is as follows:

	Years Ended December 31
	2024			2023
(In thousands, except per share amounts)	As Previously Reported	Revision	As Revised	As Previously Reported	Revision	As Revised
Revenues from continuing operations:
Service revenues	$1,970,193	$7,588	$1,977,781	$1,931,712	$(864)	$1,930,848
Product revenues	372,452	(7,096)	365,356	434,308	1,031	435,339
Total revenues	2,342,645	492	2,343,137	2,366,020	167	2,366,187

Cost and expenses from continuing operations:
Cost of services sold	1,557,473	5,918	1,563,391	1,511,689	(592)	1,511,097
Cost of products sold	345,114	(4,395)	340,719	404,442	(6,816)	397,626
Totals costs and expenses	2,310,900	1,523	2,312,423	2,286,082	(7,408)	2,278,674

Operating income (loss) from continuing operations	31,745	(1,031)	30,714	79,938	7,575	87,513
Defined benefit pension income (expense)	(16,728)	(879)	(17,607)	(21,574)	(752)	(22,326)
Income from continuing operations before income taxes and equity income	(101,670)	(1,910)	(103,580)	(52,670)	6,823	(45,847)
Income tax benefit (expense) from continuing operations	(17,066)	232	(16,834)	(30,866)	(3,664)	(34,530)
Net income	(122,661)	(1,678)	(124,339)	(88,098)	3,159	(84,939)
Net income (loss) attributable to Enviri Corporation common stockholders	$(127,973)	$(1,678)	$(129,651)	$(86,121)	$3,159	$(82,962)

Amounts attributable to Enviri Corporation common stockholders:
Income (loss) from continuing operations, net of tax	$(124,058)	$(1,678)	$(125,736)	$(82,320)	$3,159	$(79,161)
Net income (loss) attributable to Enviri Corporation common stockholders	$(127,973)	$(1,678)	$(129,651)	$(86,121)	$3,159	$(82,962)

Basic earnings (loss) per share attributable to Enviri Corporation common stockholders:
Continuing operations	$(1.55)	$(0.02)	$(1.57)	$(1.03)	$0.04	$(0.99)
Basic earnings (loss) per share attributable to Enviri Corporation common stockholders	$(1.60)	$(0.02)	$(1.62)	$(1.08)	$0.04	$(1.04)

Diluted earnings (loss) per share attributable to Enviri Corporation common stockholders:
Continuing operations	$(1.55)	$(0.02)	$(1.57)	$(1.03)	$0.04	$(0.99)
Diluted earnings (loss) per share attributable to Enviri Corporation common stockholders	$(1.60)	$(0.02)	$(1.62)	$(1.08)	$0.04	$(1.04)

The impact of revising the Consolidated Statements of Comprehensive Income (Loss) for all periods presented is as follows:

	Years Ended December 31
	2024			2023
(In thousands)	As Previously Reported	Revision	As Revised	As Previously Reported	Revision	As Revised
Net income (loss)	$(122,661)	$(1,678)	$(124,339)	$(88,098)	$3,159	$(84,939)
Other comprehensive income (loss):
Foreign currency translation adjustments, net of deferred taxes	(46,424)	318	(46,106)	28,988	(877)	28,111
Pension liability adjustment, net of deferred taxes	41,683	3,557	45,240	(1,041)	(1,420)	(2,461)
Total other comprehensive income (loss)	(495)	3,875	3,380	27,325	(2,297)	25,028
Total comprehensive income (loss)	(123,156)	2,197	(120,959)	(60,773)	862	(59,911)
Comprehensive income (loss) attributable to Enviri Corporation	$(127,240)	$2,197	$(125,043)	$(58,179)	$862	$(57,317)

The impact of revising the Consolidated Statement of Cash Flows for all periods presented is as follows:

	Years Ended December 31
	2024			2023
(In thousands)	As Previously Reported	Revision	As Revised	As Previously Reported	Revision	As Revised
Cash flows from operating activities:
Net income (loss)	$(122,661)	$(1,678)	$(124,339)	$(88,098)	$3,159	$(84,939)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Deferred income tax (benefit) expense	(12,798)	(355)	(13,153)	2,965	3,478	6,443
Changes in assets and liabilities, net of acquisitions and dispositions of businesses:
Accounts receivable	45,864	(492)	45,372	(38,487)	(167)	(38,654)
Inventories	(7,534)	(108)	(7,642)	(3,410)	(2,663)	(6,073)
Accounts payable	(15,038)	—	(15,038)	(5,090)	1,500	(3,590)
Operating lease liabilities	(30,945)	—	(30,945)	(30,698)	(592)	(31,290)
Retirement plan liabilities, net	(6,140)	878	(5,262)	(3,968)	752	(3,216)
Other assets and liabilities	10,897	1,755	12,652	28,957	(5,467)	23,490
Net cash provided (used) by operating activities	78,063	—	78,063	114,448	—	114,448
Net cash used by investing activities	(34,073)	—	(34,073)	(116,585)	—	(116,585)
Net cash (used) provided by financing activities	(63,400)	—	(63,400)	44,772	—	44,772
Effect of exchange rate changes on cash, including restricted cash	(15,046)	—	(15,046)	(3,115)	—	(3,115)
Net increase (decrease) in cash and cash equivalents, including restricted cash	(34,456)	—	(34,456)	39,520	—	39,520
Cash and cash equivalents, including restricted cash, at beginning of period	124,614	—	124,614	85,094	—	85,094
Cash and cash equivalents, including restricted cash, at end of period	$90,158	$—	$90,158	$124,614	$—	$124,614

The impact of revising the Consolidated Statements of Equity for all periods presented is as follows:

	As Previously Reported
	Enviri Corporation Stockholders' Equity
(In thousands, except share amounts)	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
	Issued	Treasury
Balances, December 31, 2022	$145,448	$(848,570)	$225,759	$1,614,441	$(567,636)	$53,600	$623,042
Net income (loss)	—	—	—	(86,121)	—	(1,977)	(88,098)
Cash dividends declared:
Noncontrolling interests	—	—	—	—	—	(5)	(5)
Total other comprehensive income (loss), net of deferred income taxes of $605	—	—	—	—	27,942	(617)	27,325
Contributions from noncontrolling interests	—	—	—	—	—	1,654	1,654
Purchase of subsidiary shares from noncontrolling interest	—	—	398	—	—	(398)	—
Vesting of restricted stock units and other stock grants, net 345,195 shares	657	(1,426)	(657)	—	—	—	(1,426)
Amortization of unearned stock-based compensation, net of forfeitures	—	—	12,916	—	—	—	12,916
Balances, December 31, 2023	146,105	(849,996)	238,416	1,528,320	(539,694)	52,257	575,408
Net income (loss)	—	—	—	(127,973)	—	5,312	(122,661)
Cash dividends declared:
Noncontrolling interests	—	—	—	—	—	(17,095)	(17,095)
Total other comprehensive income (loss), net of deferred income taxes of $(8,173)	—	—	—	—	730	(1,225)	(495)
Contributions from noncontrolling interests	—	—	—	—	—	874	874
Purchase of subsidiary shares from noncontrolling interest	—	—	775	—	—	(1,972)	(1,197)
Stock appreciation rights exercised, net 603 shares	1	(2)	(1)	—	—	—	(2)
Vesting of restricted stock units and other stock grants, net 362,339 shares	738	(1,883)	(738)	—	—	—	(1,883)
Amortization of unearned stock-based compensation, net of forfeitures	—	—	16,650	—	—	—	16,650
Balances, December 31, 2024	$146,844	$(851,881)	$255,102	$1,400,347	$(538,964)	$38,151	$449,599

	Revision
	Enviri Corporation Stockholders' Equity
(In thousands, except share amounts)	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
	Issued	Treasury
Balances, December 31, 2022	$—	$—	$—	$(22,993)	$1	$—	$(22,992)
Net income (loss)	—	—	—	3,159	—	—	3,159
Cash dividends declared:
Noncontrolling interests	—	—	—	—	—	—	—
Total other comprehensive income (loss), net of deferred income taxes	—	—	—	—	(2,297)	—	(2,297)
Contributions from noncontrolling interests	—	—	—	—	—	—	—
Purchase of subsidiary shares from noncontrolling interest	—	—	—	—	—	—	—
Vesting of restricted stock units and other stock grants	—	—	—	—	—	—	—
Amortization of unearned stock-based compensation, net of forfeitures	—	—	—	—	—	—	—
Balances, December 31, 2023	—	—	—	(19,834)	(2,296)	—	(22,130)
Net income (loss)	—	—	—	(1,678)	—	—	(1,678)
Cash dividends declared:
Noncontrolling interests	—	—	—	—	—	—	—
Total other comprehensive income (loss), net of deferred income taxes	—	—	—	—	3,875	—	3,875
Contributions from noncontrolling interests	—	—	—	—	—	—	—
Purchase of subsidiary shares from noncontrolling interest	—	—	—	—	—	—	—
Stock appreciation rights exercised	—	—	—	—	—	—	—
Vesting of restricted stock units and other stock grants	—	—	—	—	—	—	—
Amortization of unearned stock-based compensation, net of forfeitures	—	—	—	—	—	—	—
Balances, December 31, 2024	$—	$—	$—	$(21,512)	$1,579	$—	$(19,933)

	As Revised
	Enviri Corporation Stockholders' Equity
(In thousands, except share amounts)	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
	Issued	Treasury
Balances, December 31, 2022	$145,448	$(848,570)	$225,759	$1,591,448	$(567,635)	$53,600	$600,050
Net income (loss)	—	—	—	(82,962)	—	(1,977)	(84,939)
Cash dividends declared:
Noncontrolling interests	—	—	—	—	—	(5)	(5)
Total other comprehensive income (loss), net of deferred income taxes of $605					25,645	(617)	25,028
Contributions from noncontrolling interests	—	—	—	—	—	1,654	1,654
Purchase of subsidiary shares from noncontrolling interest	—	—	398	—	—	(398)	—
Vesting of restricted stock units and other stock grants, net 345,195 shares	657	(1,426)	(657)	—	—	—	(1,426)
Amortization of unearned stock-based compensation, net of forfeitures	—	—	12,916	—	—	—	12,916
Balances, December 31, 2023	146,105	(849,996)	238,416	1,508,486	(541,990)	52,257	553,278
Net income (loss)	—	—	—	(129,651)	—	5,312	(124,339)
Cash dividends declared:
Noncontrolling interests	—	—	—	—	—	(17,095)	(17,095)
Total other comprehensive income (loss), net of deferred income taxes of $(8,173)	—	—	—	—	4,605	(1,225)	3,380
Contributions from noncontrolling interests	—	—	—	—	—	874	874
Purchase of subsidiary shares from noncontrolling interest	—	—	775	—	—	(1,972)	(1,197)
Stock appreciation rights exercised, net 603 shares	1	(2)	(1)	—	—	—	(2)
Vesting of restricted stock units and other stock grants, net 362,339 shares	738	(1,883)	(738)	—	—	—	(1,883)
Amortization of unearned stock-based compensation, net of forfeitures	—	—	16,650	—	—	—	16,650
Balances, December 31, 2024	146,844	(851,881)	255,102	1,378,835	(537,385)	38,151	429,666

Cash and Cash Equivalents
Cash and cash equivalents include cash on hand, demand deposits and short-term investments that are highly liquid in nature and have an original maturity of three months or less.

Restricted Cash
The Company had restricted cash of $21.7 million and $1.8 million at December 31, 2025 and 2024, respectively, and the restrictions are primarily related to collateral provided for certain guarantees of the Company’s performance.

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

Goodwill
In accordance with U.S. GAAP, goodwill is not amortized and is tested for impairment at least annually or more frequently if indicators of impairment exist or if a decision is made to dispose of a business. Goodwill is assigned among and evaluated for impairment at the reporting unit level, which is defined as an operating segment or one level below an operating segment for which discrete financial information is available. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include declining cash flows or operating losses at the reporting unit level, a significant adverse change in legal factors or in the business climate, an adverse action or assessment by a regulator, unanticipated competition, a loss of key personnel or a "more likely than not" expectation that a reporting unit or a significant portion of a reporting unit will be sold or otherwise disposed of, among others.
In applying the goodwill impairment test, the Company has the option to perform a qualitative test, a quantitative test or both. Under the qualitative test, the Company assesses qualitative factors to determine whether it is more likely than not that the fair value of the reporting units is less than its carrying value. Qualitative factors may include, but are not limited to, economic conditions, industry and market considerations, cost factors, overall financial performance of the reporting unit and other entity and reporting unit specific events. If after assessing these qualitative factors, the Company determines it is “more likely than not” that the fair value of the reporting unit is less than the carrying value, the Company would perform a quantitative test.
The quantitative approach of testing for goodwill impairment involves comparing the current fair value of each reporting unit to the carrying value, including goodwill. The Company uses a discounted cash flow model (“DCF model”) to estimate the current fair value of reporting units, as the Company's management believes forecasted operating cash flows are the best indicator of current fair value. A number of significant assumptions and estimates are involved in the preparation of DCF models including future revenues and operating margin growth, the weighted-average cost of capital (“WACC”), tax rates, capital spending, pension funding, the impact of business initiatives and working capital projections. These assumptions and estimates may vary significantly among reporting units. DCF models are based on approved long-range plans for the early years and historical relationships and projections for later years. WACC rates are derived from internal and external factors including, but not limited to, the average market price of the Company's stock, shares outstanding, book value of the Company's debt, the long-term risk-free interest rate, and both market and size-specific risk premiums. Due to the many variables noted above and the relative size of the Company's goodwill, differences in assumptions may have a material impact on the results of the Company's annual goodwill impairment testing. The result of the DCF model is also informed by a market approach. If the net book value of a reporting unit were to exceed the Company's determination of the current fair value, then an impairment charge would be recognized as the difference between the fair value and the carrying value. See Note 7, Goodwill and Other Intangible Assets for additional information.
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

•For standard railway track maintenance equipment sales, revenue is recognized at the point when control transfers to the customer. Control generally transfers at the point of shipment for domestic orders and in accordance with the international commercial terms included in contracts for export sales. In certain railway track maintenance equipment sales, revenue is recognized over time because such equipment is highly customized, has no alternate use and the Company has an enforceable right to payment. Rail uses the cost-to-cost method to measure progress because it is the measure that best depicts the transfer of control to the customer, which occurs as costs are incurred under the contracts. Under the cost-to-cost method, the extent of progress towards completion is based on the ratio of costs incurred to total estimated costs at completion, which includes both actual costs already incurred and the estimated costs to complete. Accounting for contracts with customers using the cost-to-cost method requires significant judgment relative to assessing risks, which may include estimating contract revenues (including estimates of variable consideration, if applicable, as well as estimating any liquidating damages or penalties related to performance), estimating contract costs (including estimating engineering costs to design the machine and the material, labor and overhead manufacturing costs to build the machine), making assumptions for schedule and technical items, properly executing the engineering and design phases consistent with customer expectations; the availability and costs of labor and material resources, productivity and evaluating whether a significant financing component is present. Due to the number of years it may take to complete certain contracts and the scope and nature of the work required to be performed on those contracts, estimating total revenues and costs at completion is inherently complicated and subject to many variables. Transaction prices are based on contracted terms, which are generally fixed, and when the standalone selling price is not directly observable, allocated to performance obligations utilizing either the adjusted market assessment or expected cost plus a margin approach. For certain transactions, the Company receives periodic payments associated with key milestones. In limited instances, those payments are intended to provide financing, with such transactions being treated as including a significant financing component. Any remaining consideration is billed and payable upon completion of the transaction. Railway track maintenance equipment revenue of approximately $32.0 million, $48.5 million and $70.9 million was recognized using the cost-to-cost method in 2025, 2024, and 2023, respectively.
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

Income Taxes
The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of the events that have been included in the consolidated financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the consolidated financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in net income (loss) in the period that includes the enactment date.
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
See Note 11, Income Taxes for additional information.
Accrued Insurance and Loss Reserves
The Company retains a significant portion of the risk for certain U.S. workers' compensation, U.K. employers' liability, automobile, general and product liability losses. Insurance reserves have been recorded that reflect the undiscounted estimated liabilities including claims incurred but not reported. When a recognized liability is covered by third-party insurance, the Company records an insurance claim receivable to reflect the covered liability. Changes in the estimates of the reserves are included in net income (loss) in the period determined. During the years ended December 31, 2025, 2024 and 2023, the Company recorded insurance reserve adjustments that increased (decreased) pre-tax insurance expense from continuing operations for self-insured programs by $0.6 million, $(1.1) million and $1.6 million, respectively. At December 31, 2025 and 2024, the Company has recorded liabilities of $36.9 million and $30.3 million, respectively, related to both asserted as well as unasserted insurance claims. Included in the balances at December 31, 2025 and 2024 were $9.8 million and $5.9 million, respectively, of recognized liabilities covered by insurance carriers. Amounts estimated to be paid within one year have been included in Other current liabilities, with the remainder included in Other liabilities on the Company's Consolidated Balance Sheets.

Foreign Currency Translation
The financial statements of the Company's subsidiaries outside the U.S., except for Turkey and Argentina, in which the functional currency of these entities is the U.S. dollar as a result of being located in highly inflationary economies, are measured using the local currency as the functional currency. Assets and liabilities of these subsidiaries are translated at the exchange rates at the balance sheet date. Resulting translation adjustments are recorded in the cumulative foreign currency translation adjustment account, a separate component of AOCI, on the Consolidated Balance Sheets. Income and expense items are translated at average monthly exchange rates. Gains and losses from foreign currency transactions are included in Operating income from continuing operations. For subsidiaries operating in highly inflationary economies, and those entities for which the U.S. dollar is the currency of the primary economic environment in which the entity operates, gains and losses on foreign currency transactions and balance sheet translation adjustments are included in Operating income from continuing operations.

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

2. Recently Adopted and Recently Issued Accounting Standards
The following accounting standards were adopted in 2025:

For the year ended December 31, 2025, the Company adopted changes issued by FASB, which require greater disaggregation of income tax disclosures related to the income tax rate reconciliation and income taxes paid for each annual reporting period. The Company applied the new disclosure requirements prospectively to the current annual period. Prior period disclosures have not been adjusted to reflect the new disclosure requirements. The adoption of these changes did not have any material impact on the Company's Consolidated Financial Statements. See Note 11, Income Taxes for details.

The following accounting standards have been issued and become effective for the Company at a future date:

In December 2025, the FASB issued an update that provides authoritative guidance on the recognition, measurement and presentation of government grants received by business entities. This update defines government grants and establishes recognition criteria and disclosure requirements. This update becomes effective starting with the Company's annual financial statements for the year ended December 31, 2028 and includes the interim periods within each annual reporting period. Early adoption is permitted. The Company is currently evaluating the impact that this update will have on the Company's financial statements.

In July 2025, the FASB issued guidance that provides an optional practical expedient for estimating future credit losses based on current accounts receivable and current contract assets that arise from certain contracts with customers. This becomes effective for annual reporting periods beginning after the year ended December 2025 and interim reporting periods within those annual reporting periods. The Company is currently evaluating the impact that this change will have on the Company's financial statements.

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

Other
Discontinued operations include costs directly attributable to retained contingent liabilities of other previously disposed businesses.

4. Trade Accounts Receivables and Other Receivables*
Accounts receivable consist of the following:

(In thousands)	December 31 2025	December 31 2024
Trade accounts receivable	$278,488	$277,181
Less: Allowance for expected credit losses	(11,049)	(15,114)
Trade accounts receivable, net	$267,439	$262,067
Other receivables (a)	$46,930	$40,439
(a)Other receivables include employee receivables, insurance receivable, tax claims and refunds and other miscellaneous receivables not included in Trade accounts receivable, net.
The provision for expected credit losses related to trade accounts receivable was as follows:

	Years Ended December 31
(In thousands)	2025	2024	2023
Change in provision for expected credit losses	$(3,226)	$2,821	$7,042
At December 31, 2025, $8.2 million of the Company's trade accounts receivable were past due by twelve months or more, with $6.1 million of this amount reserved. The change in provision for credit losses during 2025 includes recoveries totaling of $3.4 million of a previously reserved balance for an HE customer who had become insolvent in the fourth quarter of 2024. The 2024 reserve was $3.7 million.
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

The total outstanding balance of trade receivables that have been sold and derecognized by the SPE is $160.0 million as of December 31, 2025. The SPE owned $47.5 million and $63.8 million of the Company's trade receivables as of December 31, 2025 and 2024, respectively, which are included in the caption Trade accounts receivable, net, on the Consolidated Balance Sheets.

In 2022, the Company capitalized fees of $1.8 million related to the AR Facility, which are amortized into Facility fees and debt-related income (expense) on a straight-line basis over the AR Facility term on the Consolidated Statements of Operations. In 2024, the Company capitalized fees of $0.4 million related to the renewal of the AR Facility which will be amortized into Facility fees and debt-related income (expense) over the new term on a straight-line basis. These deferred fees totaled $0.3 million, $0.5 million and $0.6 million for the years ended December 31, 2025, 2024, and 2023, respectively and are reflected in Facility fees and debt-related income (expense) in the Consolidated Statements of Operations. For the years ended December 31, 2025, 2024, and 2023, the Company incurred AR facility expenses of $8.9 million, $9.5 million, and $9.1 million, respectively, which were reflected in Facility fees and debt-related income (expense) in the Consolidated Statements of Operations.

Factoring Arrangements
The Company maintains factoring arrangements with a financial institution to sell certain accounts receivable that are also accounted for as a sale of financial assets. The following table reflects balances for net amounts sold and program capacities for the arrangements:

(In millions)	December 31 2025	December 31 2024
Net amounts sold under factoring arrangements	$16.4	$13.3
Program capacities	21.1	18.6

Note Receivable
In January 2020, the Company sold IKG for $85.0 million including cash and a note receivable, subject to post-closing adjustments. The note receivable from the buyer has a face value of $40.0 million, bearing interest at 2.50%, that is paid in kind and matures on January 31, 2027. Due to a change in control of the ownership of IKG during 2024, prepayment of the note was required, as defined in the note receivable agreement. As such, the Company received a payment of $17.0 million in 2024, resulting in a pre-tax gain of $2.7 million reflected in the caption Interest income on the Consolidated Statement of Operations.

*Previously issued 2023 and 2024 amounts have been revised due to the correction of immaterial errors as discussed in Note 1, Summary of Significant Accounting Policies under "Revision of Previously Issued Financial Statements:".

5. Inventories*
Inventories consist of the following:

(In thousands)	December 31 2025	December 31 2024
Finished goods	$11,057	$14,344
Work-in-process	13,679	15,629
Raw materials and purchased parts	107,056	108,381
Stores and supplies	48,756	44,705
Total inventories	$180,548	$183,059
Valued at lower of cost or market:
LIFO basis	$92,939	$96,680
FIFO basis	22,306	19,761
Average cost basis	65,303	66,618
Total inventories	$180,548	$183,059
Inventories valued on a LIFO basis at December 31, 2025 and December 31, 2024 were approximately $24 million and $21 million, respectively, less than the amounts of such inventories valued at current costs. During 2024, as a result of reducing certain inventory quantities valued on a LIFO basis, loss from continuing operations decreased from that which would have been recorded on a FIFO basis by $2.6 million. There was no significant impact on loss from continuing operations as a result of reducing certain inventory quantities valued on a LIFO basis during 2025 or 2023.

*Previously issued 2023 and 2024 amounts have been revised due to the correction of immaterial errors as discussed in Note 1, Summary of Significant Accounting Policies under "Revision of Previously Issued Financial Statements".

6. Property, Plant and Equipment, Net
PP&E consist of the following:

(In thousands)	Estimated Useful Lives	December 31 2025	December 31 2024
Land and improvements	5-20 years	$95,324	$94,551
Buildings and improvements (a)	10-30 years	250,452	225,688
Machinery and equipment (b)	3-20 years	1,731,009	1,576,298
Uncompleted construction	—	47,837	53,441
Gross property, plant and equipment		2,124,622	1,949,978
Less: Accumulated depreciation		(1,424,958)	(1,285,686)
Property, plant and equipment, net		$699,664	$664,292
(a) Buildings and improvements include leasehold improvements that are amortized over the shorter of their useful lives or the term of the lease.
(b) Includes information technology hardware and software.
In 2025, the Company recorded an impairment charge of $7.8 million related to its decision to exit a downstream products business in France, which is included in the caption Property, plant and equipment impairment charge in the Consolidated Statements of Operations.
In 2024, due to lower revenue projections at an HE location in the United States, the Company performed testing which determined that the undiscounted future cash flows were lower than the net book value of the assets at the location. The assets primarily included machinery and equipment along with other PP&E. The Company used a DCF model to estimate the current fair value of the PP&E (Level 3). As a result of this test, the fair value was less than book value and an impairment charge of $13.9 million was recorded, which is included in the caption Property, plant and equipment impairment charge in the Consolidated Statements of Operations.
In 2024, an impairment charge of $9.5 million was recorded at an HE location in the Middle East due to a change in the expected long-term use of the asset which is included in the caption Property, plant and equipment impairment charge in the Consolidated Statements of Operations.
In 2023, the Company recorded an impairment charge of $14.1 million related to abandoned equipment at a customer site of HE China, which is included in the caption Property, plant and equipment impairment charge in the Consolidated Statements of Operations.

7. Goodwill and Other Intangible Assets
Goodwill by Reportable Segment
The following table reflects the changes in carrying amounts of goodwill by each reporting unit for the years ended December 31, 2025 and 2024:

(In thousands)	Harsco Environmental	Clean Earth	Harsco Rail	Consolidated Totals
Balance at December 31, 2023	$388,653	$379,299	$13,026	$780,978
Changes to goodwill (a)	(19,031)	—	—	(19,031)
Goodwill impairment	—	—	(13,026)	(13,026)
Foreign currency translation	(9,163)	—	—	(9,163)
Balance at December 31, 2024	360,459	379,299	—	739,758
Foreign currency translation	18,922	—	—	18,922
Balance at December 31, 2025	$379,381	$379,299	$—	$758,680
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

The performance of the Company's 2025 annual quantitative impairment test of Harsco Environmental and qualitative assessment of Clean Earth did not result in impairment of the Company's goodwill. The performance of the Company's 2024 annual quantitative impairment tests did not result in impairment of the Company's goodwill for Harsco Environmental or Clean Earth. See Note 1, Summary of Significant Accounting Policies, for the Company's methodology for determining reporting unit fair value. Due to lower projections, this testing resulted in the Company recorded a goodwill impairment charge of $13.0 million for the Rail reporting unit which is included in Goodwill and other intangible asset impairment charges on the Consolidated Statement of Operations for the year-ended December 31, 2024. This charge had no impact on the Company's cash flows or compliance with debt covenants.

Intangible Assets
Net intangible assets totaled $273.1 million and $298.4 million at December 31, 2025 and 2024, respectively. The following table reflects these intangible assets by major category:

	December 31, 2025		December 31, 2024
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer related	$98,737	$78,791	$95,251	$69,795
Permits	310,273	98,975	310,236	82,799
Technology related	24,508	19,647	22,880	17,477
Trade names	31,808	17,903	31,514	15,142
Air rights	26,139	4,390	26,139	3,979
Patents	182	175	162	148
Non-compete agreement	—	—	2,500	2,500
Other	3,104	1,782	3,457	1,861
Total	$494,751	$221,663	$492,139	$193,701
In 2024, due to the loss of a customer in Europe for HE, the Company recorded a $2.8 million charge to fully impair the value of a related customer relationship intangible asset, which is included in Goodwill and other intangible asset impairment charges on the Consolidated Statement of Operations.
Amortization expense for intangible assets was $26.6 million, $27.3 million and $28.9 million for 2025, 2024 and 2023, respectively. Intangible assets are principally amortized using the straight-line method over the estimated useful life, except for the air rights, which are amortized based on usage. The following table shows the estimated amortization expense for the next five fiscal years based on current intangible assets.

(In thousands)	2026	2027	2028	2029	2030
Estimated amortization expense (a)	$26,800	$25,000	$23,600	$23,000	$20,800
(a)    These estimated amortization expense amounts do not reflect the potential effect of future foreign currency exchange rate fluctuations.

8. Debt and Credit Agreements
The Company's long-term debt consists of the following:

(In thousands)	December 31 2025	December 31 2024
Senior Secured Credit Facilities (a):
Term Loan with an interest rate of 6.08% and 6.72% at December 31, 2025 and 2024, respectively	$477,500	$482,500
Revolving Credit Facility with an average interest rate of 6.34% and 6.49% at December 31, 2025 and 2024, respectively	526,000	407,000
5.75% Senior Notes	475,000	475,000
Other financing payable (including finance leases) in varying amounts due principally through 2030 with a weighted-average interest rate of 7.24% and 7.14% at December 31, 2025 and 2024, respectively	88,501	79,917
Total debt obligations	1,567,001	1,444,417
Less: deferred financing costs	(10,818)	(12,695)
Total debt obligations, net of deferred financing costs	1,556,183	1,431,722
Less: current maturities of long-term debt	(25,874)	(21,004)
Long-term debt	$1,530,309	$1,410,718
(a)     The current portion of long-term debt related to the Senior Secured Credit Facilities was $5.0 million with the remainder reflected as Long-term debt at December 31, 2025 and 2024.
The maturities of long-term debt for the four years following December 31, 2026 are as follows:

(In thousands)
2027	$500,000
2028	485,040
2029	538,892
2030	10,575
Cash payments for interest on debt were $107.9 million, $109.5 million and $101.5 million in 2025, 2024 and 2023, respectively.
On February 23, 2026, the Company amended its Senior Secured Credit Facilities to extend the maturity date of its $50.0 million non-extended revolving credit facility from March 10, 2026 to the earlier of (i) July 1, 2026 and (ii) the date on which the Company's Clean Earth segment is sold to Veolia Environnement S.A., a French société anonyme, ("Veolia") in connection with the Company's Agreement and Plan of Merger, dated November 20, 2025, by and among the Company, CLEH, Inc. ("CLEH"), a direct wholly owned subsidiary of the Company, Enviri LLC, a direct wholly owned subsidiary of CLEH, Veolia and Enviri II Corporation, a direct wholly owned subsidiary of Enviri Corporation.

On November 5, 2025, the Company entered into an amendment to the Credit Agreement to, among other things, modify certain levels of its total Net Debt to Consolidated Adjusted EBITDA ratio covenant and permit a distribution of the Company’s Clean Earth business, together with certain related transactions, including repayments of certain of the Company's existing indebtedness. The Company obtained the amendment because its forward-looking projections indicated that it may not meet the minimum level required by the net leverage coverage ratio and to allow for the strategic alternatives it is currently evaluating. As a result of this amendment, the total Net Debt to Consolidated Adjusted EBITDA ratio covenant was set to 5.25x for the quarter ended December 31, 2025, 5.50x for the quarters ended March 31, 2026, June 30, 2026 and September 30, 2026, 5.00x for the quarter ended December 31, 2026 and 4.50x for the quarter ended March 31, 2027. After giving effect to the distribution of the Company’s Clean Earth business, the total Net Debt to Consolidated Adjusted EBITDA ratio covenant will be set at 3.00x. The Company expects that it will maintain compliance with the amended covenants based on current forecasts. The Company capitalized $1.8 million of fees incurred related to the amendment.

In February 2025, the Company entered into an amendment to the credit agreement to reset the levels of its covenants, among other changes. As a result of this amendment, the total Net Debt to Consolidated Adjusted EBITDA ratio covenant was set to 5.00x for the quarter ended September 30, 2025, and then decreases every six months by 0.25x until reaching 4.00x for the quarter ended June 30, 2027 and thereafter. These covenants were amended as noted in the preceding paragraph. The interest coverage ratio was set to a minimum 2.50x for each quarter ended after December 31, 2024.

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

At December 31, 2025, the Company was in compliance with all covenants for its Senior Secured Credit Facilities, as amended in February 2025, as the total Net Debt to Consolidated Adjusted EBITDA ratio was 4.93x and the total interest coverage ratio was 2.79x. Based on balances and covenants in effect at December 31, 2025, the Company could increase Net Debt by $95.2 million and still be in compliance with these debt covenants. Alternatively, Consolidated Adjusted EBITDA could decrease by $18.1 million or interest expense could increase by $12.4 million and the Company would remain in compliance with these covenants.

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
Facility Fees and Debt-Related Income (Expense)
The components of the Consolidated Statements of Operations caption Facility fees and debt-related income (expense) were as follows:

	Years Ended December 31
(In thousands)	2025	2024	2023
Gain (loss) on extinguishment of debt	$—	$(325)	$—
Unused debt commitment and amendment fees	(775)	—	(12)
Securitization and factoring fees	(9,887)	(10,940)	(10,750)
Facility fees and debt-related income (expense)	$(10,662)	$(11,265)	$(10,762)

Revolving Credit Facility
The following table shows the amount outstanding under the Revolving Credit Facility and available credit at December 31, 2025.

	December 31, 2025
(In thousands)	Facility Limit	Outstanding Balance	Outstanding Letters of Credit	Available Credit
Revolving Credit Facility	$675,000	$526,000	$24,587	$124,413

Other
Short-term borrowings totaled $11.5 million and $8.1 million at December 31, 2025 and 2024, respectively. At December 31, 2025 and 2024, Short-term borrowings consisted primarily of bank overdrafts and other third-party debt. The weighted-average interest rate for short-term borrowings at December 31, 2025 and 2024 was 6.85% and 6.09%, respectively.

9. Leases*
The components of lease expense were as follows:

(In thousands)	2025	2024	2023
Finance leases:
Depreciation expense	$18,046	$12,785	$7,957
Interest on lease liabilities	6,204	4,318	2,036
Operating leases	39,345	38,438	37,206
Variable and short-term leases	54,909	54,739	54,696
Sublease income	(16)	(7)	(7)
Total lease expense	$118,488	$110,273	$101,888

Supplemental cash flow information related to leases was as follows:

(In thousands)	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Cash flows used by operating activities - Operating leases	$39,682	$37,120	$37,880
Cash flows used by operating activities - Finance leases	6,301	4,203	1,914
Cash flows used by financing activities - Finance leases	18,963	12,316	7,736
ROU assets obtained in exchange for lease obligations:
Operating leases	$69,365	$21,895	$24,497
Finance leases	25,905	49,316	27,128

Supplemental balance sheet information related to leases was as follows:

(In thousands)	2025	2024
Operating Leases:
Operating lease ROU assets	$132,323	$88,912
Current portion of operating lease liabilities	30,077	26,001
Operating lease liabilities	104,654	64,805
Finance Leases:
Property, plant and equipment, net	$83,239	$73,734
Current maturities of long-term debt	20,586	16,004
Long-term debt	67,459	63,913

Supplemental additional information related to leases was as follows:

	2025	2024
Other information:
Weighted average remaining lease term - Operating leases (in years)	6.85	6.31
Weighted average remaining lease term - Finance leases (in years)	4.63	5.27
Weighted average incremental borrowing rate - Operating leases	7.3%	6.7%
Weighted average incremental borrowing rate - Finance leases	7.3%	7.2%

Maturities of lease liabilities were as follows:

(In thousands)	Operating Leases	Finance Leases
Year Ending December 31:
2026	$38,591	$26,236
2027	31,115	24,131
2028	23,581	20,448
2029	17,416	14,706
2030	13,126	11,465
After 2030	50,479	7,004
Total lease payments	174,308	103,990
Less: Imputed interest	(39,577)	(15,945)
	$134,731	$88,045

The Company's leases, excluding short-term leases, have remaining terms of less than one year to approximately 25 years, some of which contain options to extend or terminate the lease terms, based on the provisions in the lease agreements. As of December 31, 2025, the Company has approximately $18 million of operating and finance lease obligations to be recognized for vehicles, real estate and equipment in CE with expected commencement dates in 2026. There are no material residual value guarantees or material restrictive covenants in any of the Company's leases.

*Previously issued 2023 and 2024 amounts have been revised due to the correction of immaterial errors as discussed in Note 1, Summary of Significant Accounting Policies under "Revision of Previously Issued Financial Statements".

10. Employee Benefit Plans*
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
Accrued service is no longer granted to the U.S. defined benefit pension plans and a majority of international defined benefit pension plans due to the plans being frozen. In place of these plans, the Company has established defined contribution plans providing for the Company to contribute a specified matching amount for participating employees' contributions to the plan. For U.S. employees, this match is made on employee contributions up to 4% of eligible compensation. Additionally, the Company may provide a discretionary contribution for eligible employees. There have been no discretionary contributions provided for the years 2025, 2024 and 2023. For non-U.S. employees, this match is up to 6% of eligible compensation with an additional 2% going towards insurance and administrative costs.
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

NPPC for U.S. and international plans for 2025, 2024 and 2023 is as follows:

	U.S. Plans			International Plans
(In thousands)	2025	2024	2023	2025	2024	2023
Net Periodic Pension Cost (Income):
Defined benefit pension plans:
Service cost	$—	$—	$—	$1,589	$1,322	$1,245
Interest cost	9,176	9,676	10,173	31,738	30,313	31,055
Expected return on plan assets	(10,247)	(8,944)	(7,000)	(28,448)	(33,049)	(31,281)
Recognized prior service costs	—	—	—	490	492	520
Recognized losses	3,216	4,179	4,601	15,331	15,034	14,234
Settlement/curtailment loss (gain)	—	—	—	(707)	(1,125)	(42)
Defined benefit pension plan cost (income)	2,145	4,911	7,774	19,993	12,987	15,731
Multiemployer pension plans	370	570	595	1,080	1,241	1,209
Defined contribution plans	10,266	9,985	8,468	6,036	5,690	5,396
Net periodic pension cost (income)	$12,781	$15,466	$16,837	$27,109	$19,918	$22,336
The change in the financial status of the defined benefit pension plans and amounts recognized on the Consolidated Balance Sheets at December 31, 2025 and 2024 are as follows:

	U.S. Plans		International Plans
(In thousands)	2025	2024	2025	2024
Change in benefit obligation:
Benefit obligation at beginning of year	$186,395	$209,177	$578,204	$661,766
Service cost	—	—	1,589	1,322
Interest cost	9,176	9,676	31,738	30,313
Plan participants' contributions	—	—	12	12
Amendments	—	—	—	—
Actuarial (gain) loss	4,434	(17,591)	(5,271)	(61,009)
Settlements/curtailments	—	—	(943)	(1,363)
Benefits paid	(14,971)	(14,867)	(40,293)	(36,691)
Effect of foreign currency	—	—	44,198	(16,146)
Other	—	—	128	—
Benefit obligation at end of year	$185,034	$186,395	$609,362	$578,204
Change in plan assets:
Fair value of plan assets at beginning of year	$183,292	$180,927	$611,667	$669,021
Actual return on plan assets	16,720	9,931	18,182	(20,357)
Employer contributions	1,794	7,301	1,609	14,778
Plan participants' contributions	—	—	12	12
Settlements/curtailments	—	—	(196)	(192)
Benefits paid	(14,971)	(14,867)	(40,293)	(36,691)
Effect of foreign currency	—	—	46,324	(14,904)
Other	—	—	114	—
Fair value of plan assets at end of year	$186,835	$183,292	$637,419	$611,667
Funded status at end of year	$1,801	$(3,103)	$28,057	$33,463
Significant items impacting actuarial gains and losses for 2025 for U.S. plans included the actual return on the fair value of plan assets since the prior measurement date was greater than assumed, which caused the funded position to improve partially offset by a decrease in the discount rate used to measure the benefit obligation compared with the prior year, which caused the funded position to deteriorate.
A significant item impacting actuarial gains and losses for 2025 for U.K. plans included the actual return on the fair value of plan assets since the prior measurement date was less than assumed, which caused the funded position to deteriorate.

Amounts recognized on the Consolidated Balance Sheets for defined benefit pension plans consist of the following at December 31, 2025 and 2024:

	U.S. Plans		International Plans
	December 31		December 31
(In thousands)	2025	2024	2025	2024
Noncurrent assets	$14,660	$9,917	$41,157	$47,757
Current liabilities	1,726	1,713	546	507
Noncurrent liabilities	11,133	11,307	12,554	13,788
AOCI	67,004	72,260	343,103	329,887
Amounts recognized in AOCI for defined benefit pension plans consist of the following at December 31, 2025 and 2024:

	U.S. Plans		International Plans
(In thousands)	2025	2024	2025	2024
Net actuarial loss	$67,004	$72,260	$335,666	$322,522
Prior service cost	—	—	7,437	7,365
Total	$67,004	$72,260	$343,103	$329,887
The Company's estimate of expected contributions to be paid in 2026 for the U.S. and international defined benefit plans total $1.7 million and $0.9 million, respectively.
Future Benefit Payments
Expected benefit payments for defined benefit pension plans over the next ten years are as follows:

(In millions)	2026	2027	2028	2029	2030	2031-2035
U.S. Plans	$19.3	$15.5	$15.2	$15.0	$14.9	$69.8
International Plans	39.9	40.1	41.0	42.2	42.2	206.3

Net Periodic Pension Cost and Defined Benefit Pension Obligation Assumptions
The weighted-average actuarial assumptions used to determine the defined benefit pension plan NPPC for 2025, 2024 and 2023 were as follows:

	U.S. Plans December 31			International Plans December 31			Global Weighted-Average December 31
	2025	2024	2023	2025	2024	2023	2025	2024	2023
Discount rates	5.5%	5.0%	5.3%	5.4%	4.8%	5.0%	5.5%	4.8%	5.1%
Expected long-term rates of return on plan assets	6.8%	7.0%	7.0%	4.6%	5.3%	5.1%	5.1%	5.7%	5.5%
The expected long-term rates of return on defined benefit pension plan assets for the 2026 NPPC are 6.0% for the U.S. plans and 5.6% for the international plans. The expected global long-term rate of return on assets for 2026 is 5.7%.
The weighted-average actuarial assumptions used to determine the defined benefit pension plan obligations at December 31, 2025 and 2024 were as follows:

	U.S. Plans		International Plans		Global Weighted-Average
	December 31		December 31		December 31
	2025	2024	2025	2024	2025	2024
Discount rates	5.2%	5.5%	5.5%	5.4%	5.4%	5.5%
Since accrued service is no longer granted to the U.S. defined benefit plans and the majority of the international defined benefit pension plans, the rate of compensation increase did not have a significant impact on the defined benefit pension obligation at December 31, 2025 and 2024 or the defined benefit pension plan NPPC for the years ended 2025, 2024 and 2023.
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

Accumulated Benefit Obligation
The accumulated benefit obligation for all defined benefit pension plans at December 31, 2025 and 2024 was as follows:

	U.S. Plans		International Plans
	December 31		December 31
(In millions)	2025	2024	2025	2024
Accumulated benefit obligation	$185.0	$186.4	$606.8	$574.5

Defined Benefit Pension Plans with Accumulated Benefit Obligation in Excess of Plan Assets
The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for defined benefit pension plans with accumulated benefit obligations in excess of plan assets at December 31, 2025 and 2024 were as follows:

	U.S. Plans		International Plans
	December 31		December 31
(In millions)	2025	2024	2025	2024
Projected benefit obligation	$12.9	$13.0	$21.8	$22.1
Accumulated benefit obligation	12.9	13.0	20.3	19.9
Fair value of plan assets	—	—	8.8	7.9
At December 31, 2025 and 2024, the asset allocations attributable to the Company's U.S. defined benefit pension plans and the long-term target allocation of plan assets, by asset category, are as follows:

	Target Long-Term Allocation	Percentage of Plan Assets December 31
U.S. Plans Asset Category		2025	2024
Domestic equity securities	0%-8%	3.0%	8.8%
International equity securities	14%-24%	17.8%	21.0%
Fixed income securities	73%-83%	78.0%	65.4%
Cash and cash equivalents	Less than 5%	0.9%	0.9%
Other (a)	0%-5%	0.3%	3.9%
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
The Company reviews the long-term expected return on asset assumption on a periodic basis considering a variety of factors including historical investment returns achieved over a long-term period, the targeted allocation of plan assets and future expectations based on a model of asset returns for an actively managed portfolio. The model simulates 1,000 different capital market results over 20 years. The expected return-on-asset assumption for U.S. defined benefit pension plans for 2026 and 2025 is 6.0% and 6.8%, respectively.
The U.S. defined benefit pension plans' assets include 310,000 shares at December 31, 2025 and 310,000 shares at December 31, 2024 of the Company's common stock, valued at $5.6 million and $2.4 million, respectively. These shares represented 3.0% and 1.3% of total U.S. plan assets at December 31, 2025 and 2024, respectively.
The asset allocations attributable to the Company's international defined benefit pension plans at December 31, 2025 and 2024 and the long-term target allocation of plan assets, by asset category, are as follows:

International Plans Asset Category	Target Long-Term Allocation	Percentage of Plan Assets December 31
		2025	2024
Equity securities	—%	0.8%	0.9%
Fixed income securities	97.5%	97.9%	95.0%
Cash and cash equivalents	—	1.1%	1.8%
Other (a)	2.5%	0.2%	2.3%
(a)     Investments within this caption include diversified growth funds and real estate funds.

International defined benefit pension plan assets at December 31, 2025 in the U.K. defined benefit pension plan totaled approximately 94% of the international defined benefit pension plan assets. The U.K. plan assets are allocated among various categories of equities, fixed income securities and cash and cash equivalents with professional investment managers whose performance is actively monitored. The primary investment objective is to reduce investment risk and better protect the improved funding position in order to meet present and future benefit obligations. The Company periodically conducts asset/liability modeling studies and accordingly adjusts investment amounts within asset categories to ensure the long-term investment strategy is aligned with the profile of benefit obligations.
For the international long-term rate of return assumption, the Company considered the current level of expected returns in risk-free investments (primarily government bonds), the historical level of the risk premium associated with other asset classes in which the portfolio is invested, and the expectations for future returns of each asset class and plan expenses. The expected return for each asset class is then weighted based on the target asset allocation to develop the expected long-term rate of return on assets. The expected return on asset assumption for the U.K. defined benefit pension plan for 2026 and 2025 are 5.6% and 4.6%, respectively. The remaining international defined benefit pension plans, with plan assets representing approximately 6% of the international defined benefit pension plan assets, are under the guidance of professional investment managers and have similar investment objectives.
The fair values of the Company's U.S. defined benefit pension plans' assets at December 31, 2025 by asset class are as follows:

(In thousands)	Total	Level 1	Level 2	Investments Valued at Net Asset Value (a)
Domestic equities:
Common stocks	$5,556	$5,556	$—	$—
International equities:
Mutual funds—equities	33,158	33,158	—	—
Fixed income investments:
U.S. Treasuries and collateralized securities	21,924	—	21,924	—
Mutual funds—bonds	123,743	123,743	—	—
Cash and money market accounts	1,690	1,690	—	—
Other—partnerships/joint ventures	764	—	—	764
Total	$186,835	$164,147	$21,924	$764
(a)     Certain investments that are measured at fair value using Net Asset Value per share (or its equivalent) as a practical expedient have not been classified in the fair value hierarchy.
The fair values of the Company's U.S. defined benefit pension plans' assets at December 31, 2024 by asset class are as follows:

(In thousands)	Total	Level 1	Level 2	Investments Valued at Net Asset Value
Domestic equities:
Common stocks	$2,388	$2,388	$—	$—
Mutual funds—equities	13,748	13,748	—	—
International equities:
Mutual funds—equities	38,398	38,398	—	—
Fixed income investments:
U.S. Treasuries and collateralized securities	15,673	—	15,673	—
Mutual funds—bonds	104,166	104,166	—	—
Cash and money market accounts	1,681	1,681	—	—
Other - partnerships/joint ventures	7,238	—	—	7,238
Total	$183,292	$160,381	$15,673	$7,238

The fair values of the Company's international defined benefit pension plans' assets at December 31, 2025 by asset class are as follows:

(In thousands)	Total	Level 1	Level 2
Equity securities:
Mutual funds—equities	$5,298	$—	$5,298
Fixed income investments:
Mutual funds—bonds	619,014	—	619,014
Insurance contracts	4,717	—	4,717
Other:
Other mutual funds	1,381	—	1,381
Cash and money market accounts	7,009	7,009	—
Total	$637,419	$7,009	$630,410
The fair values of the Company's international defined benefit pension plans' assets at December 31, 2024 by asset class are as follows:

(In thousands)	Total	Level 1	Level 2
Equity securities:
Mutual funds—equities	$5,342	$—	$5,342
Fixed income investments:
Mutual funds—bonds	576,540	—	576,540
Insurance contracts	4,394	—	4,394
Other:
Other mutual funds	14,244	—	14,244
Cash and money market accounts	11,147	11,147	—
Total	$611,667	$11,147	$600,520

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

Multiemployer Pension Plans
The Company, through HE, contributes to several MEPPs under the terms of collective-bargaining agreements that cover union-represented employees, many of whom are temporary in nature. The Company's total contributions to MEPPs were $1.5 million, $1.8 million and $1.9 million for the years ended December 31, 2025, 2024 and 2023, respectively.

*Previously issued 2023 and 2024 amounts have been revised due to the correction of immaterial errors as discussed in Note 1, Summary of Significant Accounting Policies under "Revision of Previously Issued Financial Statements"

11. Income Taxes*
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
Income (loss) from continuing operations before income taxes and equity income as reported on the Consolidated Statements of Operations consists of the following:

(In thousands)	2025	2024	2023
U.S.	$(107,774)	$(60,713)	$(19,870)
International	(29,045)	(42,867)	(25,977)
Total income (loss) from continuing operations before income taxes and equity income	$(136,819)	$(103,580)	$(45,847)
Income tax expense (benefit) as reported on the Consolidated Statements of Operations consists of the following:

(In thousands)	2025	2024	2023
Income tax expense (benefit):
Currently payable:
U.S. federal	$252	$1,020	$(637)
U.S. state	1,979	2,701	3,591
International	19,511	24,884	23,801
Total income taxes currently payable	21,742	28,605	26,755
Deferred U.S. federal	(7,619)	(4,018)	5,679
Deferred U.S. state	1,254	(2,967)	(1,414)
Deferred international	7,609	(4,786)	3,510
Total deferred income tax expense	1,244	(11,771)	7,775
Total income tax expense (benefit) from continuing operations	$22,986	$16,834	$34,530
Upon adoption of ASU 2023-09, Improvements to Income Tax Disclosures, as described in Note 2, Recently Adopted and Recently Issued Accounting Standards, cash paid for income taxes, net of refunds, during the year ended December 31, 2025 was as follows:

(in thousands)	2025
U.S. federal	$707
U.S. state and local	1,271
International:
China	5,791
India	5,253
Egypt	1,831
Other foreign jurisdictions	9,171
Total	$24,024
Cash payments for income taxes, net of refunds, were $29.1 million and $20.1 million for 2024 and 2023, respectively. The cash payments for 2025 decreased primarily due to the payments for fiscal years 2023 and 2022 in certain foreign jurisdictions in 2024 not recurring in 2025.

A reconciliation of the Income tax benefit (expense) from continuing operations to the amount computed by applying the 21% statutory U.S. federal income tax rate to Income (loss) from continuing operations before income taxes and equity income after the adoption of ASU 2023-09 is as follows:

Reconciliation to U.S. Statutory Rate (a)	2025
(in thousands)	Amount	Rate
U.S. federal statutory tax rate	$(28,732)	21.0%
State and local income taxes, net of federal income tax effect (b)	2,555	(1.9)%
Foreign tax effects:
Brazil
Changes in valuation allowance	9,761	(7.1)%
Other	(1,242)	0.9%
China
Withholding taxes	1,896	(1.4)%
Other	(185)	0.1%
France
Changes in valuation allowance	2,639	(1.9)%
Other	(8)	—%
Germany
Local tax	(4,542)	3.3%
Changes in valuation allowance	8,161	(6.0)%
Statutory tax rate difference	1,658	(1.2)%
Contract transfer	1,461	(1.1)%
Tax rate change	1,417	(1.1)%
Other	608	(0.4)%
India
Withholding taxes	1,532	(1.1)%
Other	747	(0.6)%
Luxembourg
Changes in valuation allowance	2,315	(1.7)%
Other	(632)	0.5%
Switzerland
Contract transfer	(1,461)	1.1%
Other	197	(0.1)%
United Kingdom
Changes in valuation allowance	3,960	(2.9)%
Nondeductible interest expense	1,511	(1.1)%
Other	245	(0.2)%
Other foreign jurisdictions	4,021	(2.9)%
Effect of cross border tax laws:	177	(0.1)%
Tax credits:
Foreign tax credits	(1,536)	1.1%
General business credits	(1,078)	0.8%
Changes in valuation allowance	10,155	(7.4)%
Nontaxable or nondeductible items:
Nondeductible transaction costs	3,315	(2.4)%
Nondeductible executive compensation	6,199	(4.5)%
Stock-based compensation	(1,805)	1.3%
Other	491	(0.4)%
Changes in unrecognized tax benefits	(814)	0.6%
Effective tax rate	$22,986	(16.8)%
(a) Disaggregated in accordance with ASU 2023-09, which was adopted prospectively in 2025.
(b) The states and local jurisdictions that contribute to the majority (greater than 50%) of tax effect in this category include Texas, Pennsylvania, California, Indiana and Iowa.

A reconciliation of the Income tax benefit (expense) from continuing operations to the amount computed by applying the 21% statutory U.S. federal income tax rate to Income (loss) from continuing operations before income taxes and equity income for years prior to the adoption of ASU 2023-09 is as follows:

(In thousands)	2024	2023
U.S. federal income tax expense (benefit), at statutory tax rate of 21%	$(21,751)	$(9,628)
U.S. state income taxes, net of federal income tax benefit	(1,272)	611
U.S. other domestic deductions and credits	(1,241)	(1,092)
Difference in effective tax rates on international earnings and remittances	29,735	25,240
Uncertain tax position contingencies and settlements	(51)	1,688
Changes in realization of deferred tax assets	10,366	14,498
U.S. non-deductible expenses	1,574	1,016
Nondeductible goodwill charges	3,676	—
PP&E / Intangible asset impairment	—	2,961
State deferred tax rate changes	(63)	304
Foreign derived intangible income deduction	—	(2,199)
Share-based compensation	1,967	1,131
Capital loss	(6,106)	—
Income tax expense (benefit) from continuing operations	$16,834	$34,530

At December 31, 2025, 2024 and 2023, the Company's annual effective income tax rate on Income (loss) from continuing operations was (16.8)%, (16.3)% and (75.3)%, respectively.

The Company’s international loss from continuing operations before income taxes and equity income was $29.0 million and $42.9 million for 2025 and 2024, respectively. In 2024, the Company recorded a $2.1 million net tax benefit from the release of a prior year deferred tax asset in Canada. In 2025, the Company recorded an $8.5 million valuation allowance for deferred tax assets in Brazil as it was determined to be more likely than not that they could not be realized because of lower operating income resulting from lost contracts. The Company's total international income tax expense increased from $20.1 million in 2024 to $27.1 million in 2025 primarily due to the Brazil valuation allowance.

The Company’s differences in income tax expense for 2025 and 2024 on international earnings and remittances were $24.1 million and $29.7 million, respectively, which included U.S income tax expense on international deemed remittances of $0.2 million and $0.3 million, respectively. The decrease is primarily due to the change in mix of income.

The Company's U.S. loss from continuing operations before income taxes and equity income was $107.8 million and $60.7 million for 2025 and 2024, respectively. The increase in the loss in 2025 was driven by higher selling, general and administrative expenses ("SG&A") in Corporate and Clean Earth, which was primarily due to an increase in compensation costs which included higher stock-based compensation expense related to the fair value adjustment of certain performance-based long-term incentive plan awards ("LTIP"), as well as the accelerated vesting of LTIP's for certain employees. The year ended December 31, 2025, was also negatively impacted by increased professional fees principally related to the planned sale of Clean Earth. The Company's total U.S. income tax benefit increased from $3.3 million in 2024 to $4.1 million in 2025 primarily due to an increase in SG&A expenses in Corporate and Clean Earth, partially offset by $15.9 million of disallowed costs related to the planned sale of Clean Earth and $29.0 million of nondeductible executive compensation.

The income tax effects of the temporary differences giving rise to the Company's deferred tax assets and liabilities at December 31, 2025 and 2024 are as follows:

	2025 (a)		2024 (a)
(In thousands)	Asset	Liability	Asset	Liability
Depreciation and amortization	$—	$46,207	$—	$47,816
Right-of-use assets	—	32,523	—	22,851
Operating lease liabilities	33,139	—	23,302	—
Expense accruals	27,109	—	26,428	—
Inventories	737	—	2,199	—
Provision for receivables	2,365	—	2,345	—
Deferred revenue	12,430	—	11,582	—
Operating loss carryforwards	129,675	—	128,412	—
Tax credit carryforwards	11,822	—	8,104	—
Pensions	—	7,734	—	7,885
Currency adjustments	1,454	—	98	—
Section 163(j) disallowed interest expense	56,019	—	40,054	—
Research and development	—	—	8,236	—
Stock based compensation	8,691	—	7,968	—
Other	3,026	—	1,524	—
Subtotal	286,467	86,464	260,252	78,552
Valuation allowance	(210,273)	—	(196,776)	—
Total deferred income taxes	$76,194	$86,464	$63,476	$78,552
(a)Does not include approximately $1 billion of statutory loss carryforwards within Luxembourg for which the Company considers the utilization of these attributes remote and, as such, approximately $230 million of a deferred tax asset or corresponding valuation allowance has not been recorded.

At December 31, 2025, the tax effected amount of net operating losses ("NOLs") totaled $129.7 million. Tax-effected NOLs from international operations are $96.1 million. Of that amount, $86.2 million can be carried forward indefinitely and $9.9 million will expire at various times between 2026 and 2045. Tax-effected U.S. federal NOLs are $16.8 million that can be carried forward indefinitely. Tax-effected U.S. state NOLs are $16.8 million. Of that amount, $2.4 million expire at various times between 2026 and 2030, $2.1 million expire at various times between 2031 and 2035, $4.3 million expire at various times between 2036 and 2040 and $8.0 million expire at various times between 2041 and 2045.
Valuation allowances of $210.3 million and $196.8 million at December 31, 2025 and 2024, respectively, related principally to deferred tax assets for pension liabilities, NOLs, disallowed interest expense and foreign currency translation that are uncertain as to realizability. In 2025, the Company recorded a $16.0 million valuation allowance increase related to disallowed interest expense, a $6.3 million valuation allowance increase related to prior year losses in Brazil where the Company determined that it is more likely than not that these assets will not be realized, a $24.5 million valuation allowance increase related to current year losses in certain foreign and state jurisdictions where the Company determined that it is more likely than not that these assets will not be realized, and a valuation allowance increase of $14.0 million from the effects of foreign currency translation adjustments, partially offset by a valuation allowance decrease of $37.4 million from audit adjustments and a $7.1 million valuation allowance decrease related to tax rate change in a certain foreign jurisdiction.
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
The Company recognizes accrued interest and penalty expense related to unrecognized income tax benefits in income tax expense or benefit. The Company recognized income tax benefit (expense) of $0.4 million and $(0.1) million during 2025 and 2024, respectively, for interest and penalties. There was no income tax benefit (expense) related to accrued interest and penalties during 2023. The Company has accrued $0.9 million, $1.3 million and $1.3 million for the payment of interest and penalties at December 31, 2025, 2024 and 2023, respectively.

A reconciliation of the change in the unrecognized income tax benefits balance from January 1, 2023 to December 31, 2025 is as follows:

(In thousands)	Unrecognized Income Tax Benefits	Deferred Income Tax Benefits	Unrecognized Income Tax Benefits, Net of Deferred Income Tax Benefits
Balances, January 1, 2023	$4,386	$(21)	$4,365
Additions for tax positions related to the current year (includes currency translation adjustment)	2,895	(1)	2,894
Statutes of limitation expirations	(1,106)	5	(1,101)
Balance at December 31, 2023	6,175	(17)	6,158
Additions for tax positions related to the current year (includes currency translation adjustment)	228	9	237
Statutes of limitation expirations	(577)	—	(577)
Balance at December 31, 2024	5,826	(8)	5,818
Additions for tax positions related to the current year (includes currency translation adjustment)	619	—	619
Statutes of limitation expirations	(670)	8	(662)
Total unrecognized income tax benefits that, if recognized, would impact the effective income tax rate at December 31, 2025	$5,775	$—	$5,775
The Company files income tax returns as prescribed by the tax laws of the jurisdictions in which it operates. These tax returns are subject to examinations and possible challenges by the tax authorities. Positions challenged by the tax authorities may be settled or appealed to by the Company.
The tax years that remain subject to examination for the Company's major tax jurisdictions as of December 31, 2025 are shown below:

Jurisdiction	Earliest Open Year
Brazil	2021
China	2020
France	2023
United States:
Federal income tax	2022
State income tax	2019
The following table reflects the changes in the Company's valuation allowance related to its deferred tax assets:

		Additions (Deductions)
(in thousands)	Balances at Beginning of Period	Charged to Cost and Expenses	Foreign Currency Translation Adjustments	Other	Balance at End of Period
For the year ended December 31, 2025(a)	$196,776	47,459	16,161	(50,123)	$210,273
For the year ended December 31, 2024(b)	$182,179	27,057	(7,240)	(5,220)	$196,776
For the year ended December 31, 2023(c)	$138,393	43,460	3,721	(3,395)	$182,179
(a) Other additions (deductions) for the year ended December 31, 2025 includes decreases of $2.1 million related to pension adjustments recorded through AOCI, $37.4 million related to audit adjustments and $7.1 million due to a tax rate change in a certain foreign jurisdiction.
(b) Other additions (deductions) for the year ended December 31, 2024 included a decrease of $5.4 million related to pension adjustments recorded through AOCI.
(c ) Other additions (deductions) for the the year ended December 31, 2023 included decreases of $1.8 million related to pension adjustments recorded through AOCI and $1.8 million related to state tax rate reductions and state NOL expirations in the U.S..

*Previously issued 2023 and 2024 amounts have been revised due to the correction of immaterial errors as discussed in Note 1, Summary of Significant Accounting Policies under "Revision of Previously Issued Financial Statements".

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

The following table summarizes information related to the location and undiscounted amount of the Company's environmental liabilities:

(In thousands)	December 31 2025	December 31 2024
Current portion of environmental liabilities (a)	$12,736	$11,815
Long-term environmental liabilities	38,256	46,585
Total environmental liabilities	$50,992	$58,400
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

In November 2022, the EPA and the Kentucky Department for Environmental Protection (the “KDEP”) conducted an inspection of Clean Earth of Calvert City LLC’s facility in Calvert City, KY and alleged several violations related to the storage location and volumes of hazardous waste, certain missed inspections and the lack of documentation related to the importing of waste. The Company took corrective actions at the facility, which were completed by February 2023 and the EPA proposed a civil penalty of $0.8 million. During the second quarter of 2025, the Company executed a settlement with the EPA that involved a combination of civil penalties in the amount for approximately $0.2 million and a Supplemental Environmental Project that costs approximately $1.2 million and requires installing a concrete and storm water management system to enhance compliance and protection of the environment.

On January 27, 2020, the EPA issued a Notice of Potential Liability to the Company, along with several other companies, concerning the Newtown Creek Superfund Site located in Kings and Queens Counties in New York, which alleges certain facilities formerly owned or operated by subsidiaries of the Company may have resulted in the discharge of hazardous substances into Newtown Creek or its Dutch Kills tributary. The site has been subject to CERCLA response activities since approximately 2011. The EPA expects to issue a Record of Decision for the sitewide cleanup plan no sooner than 2028 and announced, in July 2021, that it would defer its decision on a potential early action response for the lower two miles of the Creek until the site-wide studies are completed. On August 28, 2024, the EPA released a proposed plan for clean up of the East Branch portion of Newtown Creek. On January 17, 2025, the EPA released its decision approving this early action remedy for the East Branch. The Company is one of 30 PRPs that have received notices, though it is believed other PRPs may exist. The Company vigorously contests the allegations of this notice and currently does not believe that this matter will have a material effect on the Company’s Consolidated Financial Statements.

The Company has had ongoing meetings with the SCE over processing salt cakes, a processing byproduct, stored at the Al Hafeerah site. The Company’s Bahrain operations that produced the salt cakes have ceased operations. An Environmental Impact Assessment and Technical Feasibility Study for facilities to process the salt cakes was approved by the SCE during the first quarter of 2018. Commissioning of the facilities was completed during the third quarter of 2021 and the processing of the salt cakes has commenced, with the expectation that the Company would be able to sell the products that resulted from the processing in an amount that would cover the processing costs. During the fourth quarter of 2024, the Company concluded that, despite significant commercial efforts and ongoing discussions with the SCE, it could not sufficiently recover the processing costs from these sales as it had previously estimated and, as such, recorded an additional provision of $27.2 million, which was classified in Cost of services on the Company's Statements of Operations. During the fourth quarter of 2025, the Company recorded an additional provision of $5.0 million based on the current expected recovery of the processing costs, including the recent agreement to sell a significant quantity of processed material to a regional buyer. The Company is currently exploring other options to resolve this matter in a cost-effective manner, including engaging certain entities to remove the remaining salt cakes from Bahrain, subject to a suitability analysis. The Company's current reserve of $27.4 million as of December 31, 2025 represents the Company’s best estimate of the net costs to fully resolve this matter. The Company will continue to evaluate this reserve and any future change in estimated costs, which could be material to the Company’s results of operations in any single period.

On July 27, 2018 Brazil’s Federal and Rio de Janeiro State Public Prosecution Offices (the "MPF" and "MPE", respectively) filed a Civil Public Action against CSN, one of the Company's customers, the Company’s Brazilian subsidiary, the Municipality of Volta Redonda, Brazil, and the Instituto Estadual do Ambiente, the state of Rio de Janeiro's environmental protection agency, seeking the implementation of various measures to limit and reduce the accumulation of customer-owned slag at the site in Brazil. On August 6, 2018, the 3rd Federal Court in Volta Redonda (the "3rd Volta Redonda Court") granted the MPF and MPE an injunction against the defendants requiring, among other things, CSN and the Company’s Brazilian subsidiary to limit the volume of slag sent to the site. Because the customer owns the site and the slag located on the site, the Company believes that complying with this injunction is the steel producer’s responsibility. Nevertheless, the 3rd Volta Redonda Court issued two orders fining the Company and CSN for what it viewed as violations of the injunction. The Company appealed the fines and the underlying injunction and, beginning on March 25, 2022, the 3rd Volta Redonda Court entered a series of orders suspending the litigation proceedings and staying any additional fines and interest accruals while the parties discuss a possible resolution to the matter. The aggregate amount of fines levied against the Company, exclusive of interest, is approximately 32 million Brazilian reais (or approximately $6 million as of December 31, 2025). On October 5, 2024, the 3rd Volta Redonda Court determined that, as of August 1, 2024, the Company was not responsible for complying with the injunction because the Company no longer operates at the site. In May 2025, the authorities issued a settlement proposal in which CSN would perform remediation at the site and pay approximately 264 million Brazilian reais (or approximately $48 million as of December 31, 2025) and the Company would pay approximately 66 million Brazilian reais (or approximately $12 million as of December 31, 2025) for alleged environmental damage. The Company disputes that environmental damage was caused by the accumulation of slag and, as such, does not agree with the proposed payment. The Company and the other parties continue to discuss a potential resolution related to the portion of the authorities' claims that allegedly occurred prior to August 1, 2024. On September 30, 2025, the public prosecutors pursuing the Civil Public Action initiated a criminal proceeding before the 2nd Federal Court in Volta Redonda (the "2nd Volta Redonda Court") against CSN and the Company and is seeking 431 million Brazilian reais (or approximately $78 million as of December 31, 2025) from the two companies. A majority of the amount sought in this proceeding is identical to, and overlaps with, the damages sought in the Civil Public Action. The 2nd Volta Redonda Court has accepted the complaint from the public prosecutors, and both CSN and the Company submitted their respective defenses in January 2026. The Company denies that any environmental damage occurred and will defend itself vigorously. Because of multiple defenses available, including that the slag is inert and not harmful to the environment, and that the slag deposits do not belong to it, the Company does not believe that a loss relating to this matter is probable.

In October 2021, the Company received a subpoena and two indictments before the Amsterdam District Court in the Netherlands concerning the Company's operations at a customer site in Ijmuiden, Netherlands. The Amsterdam Public Prosecutor’s Office ("APPO") issued two indictments against the Company, alleging violations in connection with dust releases and/or events alleged to have occurred in 2018 through May 2020 at the site. The action cited provisions which permit fines for the alleged infractions and sought €0.1 million in fines with a smaller amount held in abeyance. On February 2, 2022, the APPO announced that it would further investigate residents’ claims related to this matter. On February 25, 2022, the Amsterdam District Court ruled that the Company was liable for only one alleged violation and that this alleged violation was unintentional. The court issued a fine of €5 thousand, to be held in abeyance. Both the Company and the APPO appealed this ruling. On July 19, 2024, the Court of Appeals ruled that the Company was liable for two intentional violations and issued a fine of €25 thousand. Both the Company and the APPO appealed this ruling. On April 23, 2025, the APPO withdrew its appeal of the Court of Appeal's ruling from July 19, 2024 and the Company withdrew its reciprocal appeal on May 8, 2025. As such, the Court of Appeal's July 19, 2024 ruling has become final and binding. The Company is vigorously contesting all allegations against it and is also working with its customer to ensure the control of emissions. The Company has contractual indemnity rights from its customer that it believes will substantially cover any fines or penalties. Due to multiple defenses available to the Company, including that the majority of the alleged issues relate to the customer’s operations, the Company does not believe a loss is probable or potentially material.

On March 22, 2022, the EPA issued a Notice of Intent to File an Administrative Complaint ("NOI") alleging violations of the federal Emergency Planning and Community Right-to-Know Act at the Company’s facilities in Tacoma, WA and Kent, WA. The NOI relates largely to the period when Stericycle owned and operated the sites. The NOI proposes a penalty of $3.0 million. The investigation is ongoing and the Company has recorded a liability of $0.6 million as its best estimate to resolve this matter. Since that time, the EPA has expanded coverage of this matter to additional facilities, but has not provided an update to the proposed penalty to-date. While it is the Company’s position that it has recourse for some or all liabilities, if any, that arise from this matter under the ESOL purchase agreement and representations and warranties insurance policies purchased by the Company, there can be no assurances that the Company’s position will ultimately prevail.

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

Brazilian Tax Dispute

On December 30, 2020, the Company received an assessment from the municipal tax authority in Ipatinga, Brazil alleging $1.9 million in unpaid service taxes from the period 2015 to 2020. This dispute is currently in the collection action phase of the legal process and the amount assessed includes interest charges that may increase at statutorily determined amounts per month and are assessed on the aggregate amount of the principal and penalties. In addition, while in the collection action phase, the losing party could be subject to a charge to cover statutorily mandated legal fees, which are generally calculated as a percentage of the total assessed amounts due, inclusive of penalty and interest. After calculating the interest and penalties accrued, the Company estimates that the current overall potential liability for this case is approximately $6.8 million at December 31, 2025. On July 21, 2023, the Company filed the last administrative appeal against the decision that maintained the assessment and a final administrative decision is still pending. Due to the multiple defenses that are available, the Company does not believe a loss is probable and, as a result, no loss provision has been recorded in the Company's Consolidated Financial Statements and the Company does not expect that any costs that are reasonably possible to be incurred by the Company in connection with this tax dispute would have a material adverse effect on the Company's financial condition, results of operations or cash flows.

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
As of December 2025, there were approximately 17,000 pending asbestos personal injury actions filed against the Company. The vast majority of these actions were filed in the New York Supreme Court (New York County), of which the majority of such actions were on the Deferred/Inactive Docket created by the New York Supreme Court in December 2002 for all pending and future asbestos actions filed by persons who cannot demonstrate that they have a malignant condition or discernible physical impairment. A relatively small portion of cases are on the Active or In Extremis docket in New York County or on active dockets in other jurisdictions. The complaints in most of those actions generally follow a form that contains a standard demand of significant damages, regardless of the individual plaintiff's alleged medical condition, and without identifying any Company product.
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
In view of the persistence of asbestos litigation in the U.S., the Company expects to continue to receive additional claims in the future. The Company intends to continue its practice of vigorously defending these claims and cases. As of December 2025, the Company has successfully dismissed approximately 28,500 cases by stipulation or summary judgment prior to trial.
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

13. Capital Stock*
The authorized capital stock of the Company consists of 150,000,000 shares of common stock and 4,000,000 shares of preferred stock, both having a par value of $1.25 per share. The preferred stock is issuable in series with terms as fixed by the Board. No preferred stock has been issued. The following table summarizes the Company's common stock activity for each period during the twelve months ended 2023, 2024 and 2025:

	Shares Issued	Treasury Shares	Outstanding Shares
As of January 1, 2023	116,358,520	36,868,880	79,489,640
Shares issued for vested restricted stock units	401,385	122,659	278,726
Shares issued for vested restricted stock awards	124,106	57,637	66,469
As of December 31, 2023	116,884,011	37,049,176	79,834,835
Shares issued for vested restricted stock units	590,133	227,794	362,339
Stock appreciation rights exercised	844	241	603
As of December 31, 2024	117,474,988	37,277,211	80,197,777
Shares issued for vested restricted stock units	756,921	274,701	482,220
Stock appreciation rights exercised	15,150	2,973	12,177
Shares issued for vested performance stock units	1,367,902	610,578	757,324
As of December 31, 2025	119,614,961	38,165,463	81,449,498

The following is a reconciliation of the average shares of common stock used to compute basic earnings per common share to the shares used to compute diluted earnings per common share as shown on the Consolidated Statements of Operations:

(In thousands, except per share data)	2025	2024	2023
Income (loss) from continuing operations attributable to Enviri Corporation common stockholders, net of tax	$(163,542)	$(125,736)	$(79,161)
Weighted-average shares outstanding—basic	80,712	80,118	79,796
Dilutive effect of stock-based compensation	—	—	—
Weighted-average shares outstanding—diluted	80,712	80,118	79,796
Income (loss) from continuing operations per common share, attributable to Enviri Corporation common stockholders:
Basic	$(2.03)	$(1.57)	$(0.99)
Diluted	$(2.03)	$(1.57)	$(0.99)
The following average outstanding stock-based compensation units were not included in the computation of diluted earnings per share because the effect was antidilutive or the market conditions for the performance share units were not met:

(In thousands)	2025	2024	2023
Restricted stock units	2,020	1,476	1,219
Stock appreciation rights	3,109	2,618	2,303
Performance share units	1,693	1,797	1,341

*Previously issued 2023 and 2024 amounts have been revised due to the correction of immaterial errors as discussed in Note 1, Summary of Significant Accounting Policies under "Revision of Previously Issued Financial Statements".

14. Stock-Based Compensation
The 2013 Equity and Incentive Plan as amended (the "2013 Plan") authorizes the issuance of up to 15.1 million shares of the Company's common stock for use in paying incentive compensation awards in the form of stock options or other equity awards such as restricted stock, restricted stock units ("RSUs"), stock appreciation rights ("SARs") or performance share units ("PSUs"), in which, starting in the year ended December 31, 2025, are settled either through equity or cash. Of the 15.1 million shares authorized, a maximum of 10.7 million shares may be issued for awards other than option rights or SARs, as defined in the 2013 Plan. The 2016 Non-Employee Directors' Long-Term Equity Compensation Plan, as amended (the "2016 Plan"), authorizes the issuance of up to 1.2 million shares of the Company's common stock for equity awards. Both plans have been approved by the Company's stockholders. At December 31, 2025, there were 2.4 million shares available for granting equity awards under the 2013 Plan, of which 1.6 million shares were available for awards other than option rights or SARs. At December 31, 2025, there were 0.3 million shares available for granting equity awards under the 2016 Plan.

Restricted Stock Units
The Board approves the granting of performance-based RSUs as the long-term equity component of director, officer and certain key employee compensation. The RSUs require no payment from the recipient and compensation cost is measured based on the market price of the Company's common stock on the grant date and is generally recorded over the vesting period. RSUs granted to officers and certain key employees in 2023, 2024 and 2025 either vest on a pro-rata basis over three years or upon obtainment of specified retirement or years of service criteria. The vesting period for RSUs granted to non-employee directors is one year and each RSU is exchanged for an equal number of shares of the Company's common stock upon vesting for awards issued under the 2016 and 2013 Plans. There is no option for cash payment.
RSU activity for the year ended December 31, 2025 was as follows:

	Number of Shares	Weighted Average Grant-Date Fair Value
Non-vested at December 31, 2024	1,475,656	$8.01
Granted	1,203,010	$6.14
Vested	(708,854)	$8.22
Forfeited	(47,920)	$7.30
Non-vested at December 31, 2025	1,921,892	$6.78

Total compensation expense related to RSUs was $7.9 million, $6.3 million and $4.5 million for the years ended December 31, 2025, 2024 and 2023, respectively. At December 31, 2025, the total unrecognized compensation expense related to non-vested RSUs was $6.1 million, which will be recognized over a weighted-average period of 1.7 years.
The total fair value of RSU's vested in 2025, 2024 and 2023 was $5.8 million, $5.6 million and $4.1 million, respectively.
Stock Appreciation Rights
The Board approves the granting of SARs to officers and certain key employees under the 2013 Plan. The SARs generally vest on a pro-rata three-year basis from the grant date or upon specified retirement or years of service criteria and expire no later than ten years after the grant date. The exercise price of the SARs is equal to the fair value of the Company's common stock on the grant date. Upon exercise, shares of the Company's common stock are issued based on the increase in the fair value of the Company's common stock over the exercise price of the SAR. SARs do not have an option for cash payment.

The table below summarizes the total SARs granted and the fair value of each grant estimated on the grant date using a Black-Scholes pricing model with the following assumptions:

	Number of Shares Granted	Risk-free Interest Rate	Dividend Yield	Expected Life (Years)	Volatility	SAR Grant Price	Fair Value of SAR
March 2023 Grant	404,594	4.20%	—%	6.0	62.6%	$7.45	$4.56
May 2023 Grant	48,427	3.48%	—%	6.0	63.0%	$9.31	$5.64
March 2024 Grant	567,967	4.04%	—%	6.0	63.4%	$8.20	$5.04
March 2025 Grant	711,450	4.02%	—%	6.0	65.1%	$6.03	$3.77
June 2025 Grant	33,850	4.18%	—%	6.0	65.7%	$8.20	$5.17

SARs activity for the year ended December 31, 2025 was as follows:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (in millions) (a)
Outstanding, December 31, 2024	2,618,218	$11.20	$0.4
Granted	745,300	$6.13
Exercised	(80,979)	$7.86
Forfeited/Expired	(290,705)	$15.69
Outstanding, December 31, 2025	2,991,834	$9.59	$25.7
(a)     Intrinsic value is defined as the difference between the current market value and the exercise price, for those SARs where the market price exceeds the exercise price.
The intrinsic value for SARs exercised in 2025 was $0.8 million. For 2024, there was no intrinsic value for SARs exercised. There were no SARs exercised in 2023.
The following table summarizes information related to outstanding and exercisable SARs at December 31, 2025:

	SARs Outstanding				SARs Exercisable
Range of Exercisable Prices	Vested	Non-vested	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Life in Years	Number Exercisable	Weighted-Average Exercise Price per Share
$5.02 - $13.70	1,430,025	1,238,201	$8.30	6.28	1,430,025	$9.52
$18.58 - $22.51	323,608	—	20.25	3.51	323,608	20.25
	1,753,633	1,238,201	$9.59	5.98	1,753,633	$11.50

Total compensation expense related to SARs was $3.6 million, $2.1 million and $1.5 million for the years ended December 31, 2025, 2024 and 2023, respectively. At December 31, 2025, total unrecognized compensation expense related to non-vested SARs was $1.9 million, which will be recognized over a weighted average period of 1.8 years.

Weighted-average grant date fair value of non-vested SARs for the year ended December 31, 2025 was as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Non-vested shares, December 31, 2024	928,964	$5.07
Granted	745,300	3.83
Vested	(407,647)	5.26
Forfeited	(28,416)	4.88
Non-vested shares, December 31, 2025	1,238,201	$4.27
Performance Share Units
The Board approves the granting of PSUs to officers and certain key employees that may be earned based on the Company's total shareholder return over the three-year performance period. PSUs are paid out at the end of each performance period based on the Company’s performance, which is measured by determining the percentile rank of the total shareholder return of the Company's common stock in relation to the total shareholder return of a specific peer group of companies. The peer group of companies utilized is the S&P SmallCap 600 Industrials Index. The payment of PSUs following the performance period will be based in accordance with the scale set forth in the PSU agreements, and may range from 0% to 200% of the initial grant. For 2025, a portion of the PSUs that were granted are to be settled in cash and are, therefore, accounted for as a liability with changes in value recorded through earnings at the end of each reporting period and is included in Other liabilities on the Company's Consolidated Balance Sheet. PSUs granted prior to 2025 did not have an option for cash payment.

Under the 2013 Plan, the Company granted the following shares presented in the table below and estimated the fair value of these grants on the grant date using a Monte Carlo pricing model with the following assumptions:

	PSUs Issued
	Number of Shares Granted	Risk-free Interest rate	Dividend Yield	Expected Life (Years)	Volatility	Fair Value per PSU
March 2023 Grant	758,965	4.67%	—%	2.82	43.9%	$10.91
May 2023 Grant	29,337	3.75%	—%	2.65	41.5%	$15.24
March 2024 Grant	778,702	4.26%	—%	2.81	39.8%	$12.04
March 2025 Grant	1,041,593	3.91%	—%	2.83	58.2%	$7.38

Total compensation expense related to PSUs was $21.8 million, $8.3 million and $5.9 million for the years ended December 31, 2025, 2024 and 2023, respectively. During the year ended December 31, 2025, the Company approved the acceleration of vesting for PSUs held by certain executive officers in connection with the Company's agreement for the pending sale of Clean Earth to mitigate the potential negative tax consequences of Section 280G and Section 4999 of the Internal Revenue Code of 1986, as amended by the Company and the executive officers. As a result of this modification, the Company recognized incremental compensation expense of $6.5 million, which includes the fair value adjustment related to the equity and cash-settled PSUs. The year ended December 31, 2025 also includes additional expense related to the fair value adjustment pertaining primarily related to the unvested cash-settled PSUs. At December 31, 2025, total unrecognized compensation expense related to non-vested PSUs was $7.4 million, which will be recognized over a weighted average period of 1.9 years.

A summary of the Company's non-vested PSU activity during the year ending December 31, 2025 was as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Non-vested shares, December 31, 2024	1,457,388	$11.58
Granted (a)	1,041,593	$7.38
Vested, not issued (b)	(660,165)	$11.10
Vested and issued (c)	(912,459)	$9.79
Forfeited (d)	(83,839)	$10.84
Non-vested shares, December 31, 2025	842,518	$8.77
(a) Includes 520,819 equity-settled and 520,774 cash-settled
(b) The measurement period for PSUs issued in 2023 ended on December 31, 2025. These shares vested but will not be issued until the Board certifies the measurement period results in early 2026. These shares will vest at 200%.
(c) Includes 692,370 equity-settled and 220,089 cash-settled, vested at 200%.
(d) Includes 78,340 equity-settled and 5,499 cash-settled.

15. Financial Instruments
Off-Balance Sheet Risk
As collateral for the Company's performance and to insurers, the Company is contingently liable under standby letters of credit, bonds, bank guarantees and performance guarantees in the amounts of $448.9 million and $451.8 million at December 31, 2025 and 2024, respectively. The expiration periods of the standby letters of credit, bonds and bank guarantees are generally in force for approximately two years. Certain issues have no scheduled expiration date. The Company pays fees to various banks and insurance companies that typically range from approximately 0.2% to 4.3% per annum of the instrument's face value. If the Company were required to obtain replacement standby letters of credit, bonds and bank guarantees at December 31, 2025 for those currently outstanding, it is the Company's opinion that the replacement costs would be within the present fee structure.

The Company has currency exposures in approximately 30 countries. The Company's primary foreign currency exposures during 2025 were in the European Union, the U.K., Brazil and China, as well as in Turkey and Argentina.

Off-Balance Sheet Risk—Third-Party Guarantees
Any liabilities related to the Company's obligation to stand ready to act on third-party guarantees are included in Other current liabilities or Other liabilities (as appropriate) on the Company's Consolidated Balance Sheets. Any recognition of these liabilities did not have a material impact on the Company's financial position or results of operations for 2025, 2024 or 2023.
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

The fair value of outstanding derivative contracts recorded as assets and liabilities on the Company's Consolidated Balance Sheets was as follows:

(In thousands)	Balance Sheet Location	Fair Value of Derivatives Designated as Hedging Instruments	Fair Value of Derivatives Not Designated as Hedging Instruments	Total Fair Value
December 31, 2025
Asset derivatives (Level 2):
Foreign currency exchange forward contracts	Other current assets	$36	$1,340	$1,376
Interest rate swaps	Other current assets	887	—	887
Interest rate swaps	Other assets	313	—	313
Total		$1,236	$1,340	$2,576
Liability derivatives (Level 2):
Foreign currency exchange forward contracts	Derivative liabilities	$861	$19,978	$20,839
Total		$861	$19,978	$20,839
December 31, 2024
Asset derivatives (Level 2):
Foreign currency exchange forward contracts	Other current assets	$347	$7,590	$7,937
Interest rate swaps	Other assets	5,250	—	5,250
Total		$5,597	$7,590	$13,187
Liability derivatives (Level 2):
Foreign currency exchange forward contracts	Derivative liabilities	$80	$987	$1,067
Interest rate swaps	Derivative liabilities	217	—	217
Total		$297	$987	$1,284

All of the Company's derivatives are recorded on the Consolidated Balance Sheets at gross amounts and not offset. All of the Company's interest rate swaps and certain foreign currency exchange forward contracts are transacted under ISDA documentation. Each ISDA master agreement permits the net settlement of amounts owed in the event of default. The Company's derivative assets and liabilities are subject to enforceable master netting arrangements which, if offset, would have resulted in a $0.3 million net liability at December 31, 2025 and a $2.2 million net asset at December 31, 2024.

The effect of derivative instruments on the Company's Consolidated Statements of Operations and the Consolidated Statements of Comprehensive Income (Loss) was as follows:
Derivatives Designated as Hedging Instruments

	Gain (Loss) Recognized in OCI on Derivatives			Loss (Gain) Reclassified from AOCI into Income - Effective Portion or Equity
(In thousands)	2025	2024	2023	2025	2024	2023
Foreign currency exchange forward contracts	$(2,296)	$592	$(1,696)	$1,454	$(695)	$1,638
Interest rate swaps	(3,603)	8,757	1,869	(230)	(3,018)	(2,576)
	$(5,899)	$9,349	$173	$1,224	$(3,713)	$(938)

The locations and amounts of gain (loss) recognized on the Consolidated Statements of Operations are as follows:

	2025
(in thousands)	Product Revenues	Interest Expense
Total amounts in the Consolidated Statements of Operations in which the effects of cash flow hedges are recorded	$252,214	$(110,962)
Interest rate swaps:
Gain or (loss) reclassified from AOCI into income	—	230
Foreign exchange contracts:
Gain or (loss) reclassified from AOCI into income	(1,454)	—

	2024
(in thousands)	Product Revenues	Interest Expense
Total amounts in the Consolidated Statements of Operations in which the effects of cash flow hedges are recorded	$365,356	$(112,217)
Interest rate swaps:
Gain or (loss) reclassified from AOCI into income	—	3,018
Foreign exchange contracts:
Gain or (loss) reclassified from AOCI into income	695	—

	2023
	Product Revenues	Interest Expense
Total amounts in the Consolidated Statements of Operations in which the effects of cash flow hedges are recorded	$435,339	$(107,081)
Interest rate swaps:
Gain or (loss) reclassified from AOCI into income	—	2,576
Foreign exchange contracts:
Gain or (loss) reclassified from AOCI into income	(1,638)	—

Derivatives Not Designated as Hedging Instruments

	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives for the Twelve Months Ended December 31(a)
(In thousands)		2025	2024	2023
Foreign currency exchange forward contracts	Cost of services and products sold	$(43,431)	$25,184	$426
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
The recognized gains and losses offset amounts recognized in cost of sales principally as a result of intercompany or third-party foreign currency exposures. At December 31, 2025 and December 31, 2024, the notional amounts of foreign currency exchange forward contracts were $639.0 million and $593.7 million, respectively. These contracts primarily hedge British pounds sterling and Euros against other currencies and mature through August 2027.
In addition to foreign currency exchange forward contracts, the Company designates certain loans as hedges of net investments in international subsidiaries. The Company recorded a pre-tax net loss of $3.0 million in 2025 and gains of $2.4 million and $1.1 million during 2024 and 2023, respectively, related to hedges of net investments in OCI.
Interest Rate Swaps
The Company uses interest rate swaps in conjunction with certain variable rate debt issuances in order to secure a fixed interest rate. Changes in the fair value attributed to the effect of the swaps’ interest spread and changes in the credit worthiness of the counter-parties are recorded in OCI.

In the first quarter of 2023, the Company entered into a series of interest rate swaps that matured in December 2025. The swaps had the effect of converting $300.0 million of the Term Loan from a floating interest rate to a fixed interest rate and were classified as cash flow hedges. The fixed rates provided by these swaps, ranging from 4.16% to 4.21%, replaced the adjusted SOFR rate in the interest calculation.

In October 2024, the Company entered into a new series of interest rate swaps that were in effect upon the maturity of the existing interest rate swaps in December 2025 and will mature in March 2028. These forward swaps have the effect of converting $300.0 million from the Term Loan from a floating interest rate to a fixed interest rate and are classified as cash flow hedges. These swaps provide fixed interest rates that range from 3.06% to 3.12% and replace the adjusted SOFR rate in the interest calculation.

Fair Value of Other Financial Instruments
The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and short-term borrowings approximate fair value due to the short-term maturities of these assets and liabilities. At December 31, 2025 and 2024, the total fair value of long-term debt, including current maturities, was $1,566.4 million and $1,419.7 million, respectively, compared with a carrying value of $1,567.0 million and $1,444.4 million, respectively. Fair values for debt are based upon pricing models using market-based inputs (Level 2) for similar issues or on the current rates offered to the Company for debt of the same remaining maturities.

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

16. Information by Segment and Geographic Area*
The Company reports information about operating segments using the "management approach," which is based on the way management organizes and reports the segments within the enterprise for making operating decisions and assessing performance. The Company's reportable segments are identified based upon differences in products, services and markets served. In 2025, the Company had three reportable segments. These segments and the types of products and services offered include the following:

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

Harsco Rail
Rail is a global provider of railway track maintenance equipment and services. Rail's products include highly engineered railway track maintenance equipment, aftermarket parts and safety and diagnostics technology systems. In addition, Rail provides railway maintenance services to major railways, mass transit systems and equipment leasing companies.

Information by Geographical Areas
Countries with revenues from unaffiliated customers or net PP&E of 10% or more of the consolidated totals for at least one of the periods presented below are as follows:

	Revenues from Unaffiliated Customers
	Years ended December 31
(In thousands)	2025	2024	2023
By geographic location (a):
U.S.	$1,283,489	$1,341,287	$1,405,398
International	956,869	1,001,850	960,789
Total revenues from unaffiliated customers	$2,240,358	$2,343,137	$2,366,187
(a)    Revenues are attributed to individual countries based on the location of the facility generating the revenue.

	Property, Plant and Equipment, Net
	December 31
(In thousands)	2025	2024
By geographic location:
U.S.	$362,085	$338,679
International	337,579	325,613
Total property, plant and equipment, net	$699,664	$664,292

No customer provided in excess of 10% of the Company's consolidated revenues in 2025, 2024 and 2023.

In 2025, 2024 and 2023, HE had one customer that provided in excess of 10% of its revenues under multiple long-term contracts at several mill sites. Should additional consolidations occur involving some of the steel industry's larger companies which are customers of the Company, it would result in an increase in concentration of credit risk for the Company. The loss of these contracts would not have a material adverse effect upon the Company's financial position or cash flows; however, it could have a significant effect on quarterly or annual results of operations.

In 2025, 2024, and 2023, CE had one customer that provided in excess of 10% of its revenue. The loss of this customer would not have a material adverse impact on the Company's financial positions or cash flows; however, it could have a material effect on quarterly or annual results of operations.

In 2025 and 2024, Rail had two customers that provided more than 10% of the segment total revenues and, in 2023, Rail had one customer that provided more than 10% of the segment total revenues. The loss of either customer would not have a material adverse impact on the Company's financial positions or cash flows; however, it could have a material effect on quarterly or annual results of operations.

Operating Information by Segment
The accounting policies for the three reportable segments are consistently applied, as described in Note 1, Summary of Significant Accounting Policies. The Company's chief operating decision maker (the "CODM") is the Company's Chairman and Chief Executive Officer. The CODM uses segment operating income/(loss) from continuing operations as the profit measure to evaluate segment performance and allocate resources across segments. Corporate unallocated expenses, interest income, interest expense, facility fees and debt-related income (expense) and defined benefit pension income (expense) are centrally managed costs and are, therefore, excluded from this profit measure to provide better understanding of the Company's segment operating results. The CODM considers variances of actual performance to the Company's annual operating plan and periodic forecasts when making decisions.
The following tables include information about the Company's revenues and operating income (loss) by reporting segment, along with significant segment expenses and other segment information, for the years ended December 31, 2025, 2024 and 2023:

	Year Ended December 31, 2025
(in thousands)	Harsco Environmental	Clean Earth	Harsco Rail	Total Segment	Corporate	Total
Segment Profit and Loss:
Total revenues	1,019,411	973,853	247,094	$2,240,358	—	$2,240,358
Less:
Cost of services and products sold (a)	857,777	711,666	251,108	1,820,551	155	1,820,706
Selling, general and administrative expenses	105,402	169,728	46,953	322,083	59,922	382,005
Property, plant and equipment impairment charge	7,797	—	—	7,797	—	7,797
Other segment items (a)(b)	6,258	797	6,410	13,465	12,136	25,601
Operating income (loss) from continuing operations	42,177	91,662	(57,377)	$76,462	(72,213)	$4,249
Plus:
Interest income						2,191
Interest expense						(110,962)
Facility fees and debt-related income (expense)						(10,662)
Defined benefit pension income (expense)						(21,635)
Income (loss) from continuing operations before income taxes and equity income						$(136,819)

Other Segment Information:
Depreciation	108,168	39,778	4,464	$152,410	972	$153,382
Amortization (c)	2,242	23,644	713	$26,599	3,976	$30,575
Capital expenditures	84,494	49,459	7,117	$141,070	209	$141,279
Total assets	1,329,132	1,036,916	333,383	$2,699,431	9,240	$2,708,671

	Year Ended December 31, 2024
(in thousands)	Harsco Environmental	Clean Earth	Harsco Rail	Total Segment	Corporate	Total
Segment Profit and Loss:
Total revenues	1,111,512	940,337	291,288	$2,343,137	—	$2,343,137
Less:
Cost of services and products sold (a)	948,591	690,160	271,853	1,910,604	—	1,910,604
Selling, general and administrative expenses	113,845	156,378	48,461	318,684	40,704	359,388
Goodwill and other intangible asset impairment charges	2,840	—	13,026	15,866	—	15,866
Property, plant and equipment impairment charge	23,444	—	—	23,444	—	23,444
Remeasurement of long-lived assets	—	—	10,695	10,695	—	10,695
Gain on sale of businesses, net	(10,029)	—	—	(10,029)	(449)	(10,478)
Other segment items (a)(b)	808	1,151	6,808	8,767	(5,863)	2,904
Operating income (loss) from continuing operations	32,013	92,648	(59,555)	$65,106	(34,392)	$30,714
Plus:
Interest income						6,795
Interest expense						(112,217)
Facility fees and debt-related income (expense)						(11,265)
Defined benefit pension income (expense)						(17,607)
Income (loss) from continuing operations before income taxes and equity income						$(103,580)

Other Segment Information:
Depreciation	109,756	33,840	3,478	$147,074	1,255	$148,329
Amortization (c)	3,068	23,976	224	$27,268	4,203	$31,471
Capital expenditures	98,845	32,754	4,756	$136,355	236	$136,591
Total assets	1,263,031	993,107	351,174	$2,607,312	27,199	$2,634,511

	Year Ended December 31, 2023
(in thousands)	Harsco Environmental	Clean Earth	Harsco Rail	Total Segment	Corporate	Total
Segment Profit and Loss:
Total revenues	1,141,935	927,457	296,795	$2,366,187	—	$2,366,187
Less:
Cost of services and products sold (a)	942,219	694,164	270,996	1,907,379	—	1,907,379
Selling, general and administrative expenses	109,131	154,513	45,770	309,414	44,571	353,985
Property, plant and equipment impairment charge	14,099	—	—	14,099	—	14,099
Other segment items (a)(b)	(2,180)	2,078	4,884	4,782	(1,571)	3,211
Operating income (loss) from continuing operations	78,666	76,702	(24,855)	$130,513	(43,000)	$87,513
Plus:
Interest income						6,809
Interest expense						(107,081)
Facility fees and debt-related income (expense)						(10,762)
Defined benefit pension income (expense)						(22,326)
Income (loss) from continuing operations before income taxes and equity income						$(45,847)

Other Segment Information:
Depreciation	113,571	23,252	—	$136,823	2,133	$138,956
Amortization (c)	4,030	24,583	—	$28,613	3,795	$32,408
Capital expenditures	104,045	32,100	2,453	$138,598	427	$139,025
Total assets	1,417,278	979,871	369,931	$2,767,080	67,444	$2,834,524
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

*Previously issued 2023 and 2024 amounts have been revised due to the correction of immaterial errors as discussed in Note 1, Summary of Significant Accounting Policies under "Revision of Previously Issued Financial Statements".

17. Revenues *

The Company recognizes revenues to depict the transfer of promised services and products to customers in an amount that reflects the consideration the Company expects to receive in exchange for those services or products. Service revenues include CE and the service components of HE and Rail. Product revenues include portions of HE and Rail.
A summary of the Company's revenues by primary geographical markets as well as by key product and service groups for the years ended December 31, 2025, 2024 and 2023 is as follows:

	Year Ended December 31, 2025
(In thousands)	Harsco Environmental	Clean Earth	Harsco Rail	Consolidated Totals
Primary Geographical Markets (a):
North America	$228,691	$973,853	$141,527	$1,344,071
Western Europe	401,709	—	81,779	483,488
Latin America (b)	148,619	—	2,925	151,544
Asia-Pacific	118,556	—	20,863	139,419
Middle East and Africa	102,808	—	—	102,808
Eastern Europe	19,028	—	—	19,028
Total Revenues	$1,019,411	$973,853	$247,094	$2,240,358

Key Product and Service Groups:
Environmental services related to resource recovery for metals manufacturing; and related logistical services	$950,829	$—	$—	$950,829
Ecoproducts	50,816	—	—	50,816
Environmental systems for aluminum dross and scrap processing	17,766	—	—	17,766
Railway track maintenance equipment	—	—	83,882	83,882
After market parts and services; safety and diagnostic technology	—	—	101,516	101,516
Railway contracting services	—	—	61,696	61,696
Hazardous waste processing solutions	—	824,244	—	824,244
Soil and dredged materials processing and reuse solutions	—	149,609	—	149,609
Total Revenues	$1,019,411	$973,853	$247,094	$2,240,358

	Year Ended December 31, 2024
(In thousands)	Harsco Environmental	Clean Earth	Harsco Rail	Consolidated Totals
Primary Geographical Markets (a):
North America	$292,274	$940,337	$173,424	$1,406,035
Western Europe	425,775	—	84,398	510,173
Latin America (b)	154,684	—	5,578	160,262
Asia-Pacific	117,523	—	27,888	145,411
Middle East and Africa	103,957	—	—	103,957
Eastern Europe	17,299	—	—	17,299
Total Revenues	$1,111,512	$940,337	$291,288	$2,343,137
Key Product and Service Groups:
Environmental services related to resource recovery for metals manufacturing; and related logistical services	$974,284	$—	$—	$974,284
Ecoproducts	113,800	—	—	113,800
Environmental systems for aluminum dross and scrap processing	23,428	—	—	23,428
Railway track maintenance equipment	—	—	113,039	113,039
After market parts and services; safety and diagnostic technology	—	—	117,327	117,327
Railway contracting services	—	—	60,922	60,922
Hazardous waste processing solutions	—	778,894	—	778,894
Soil and dredged materials processing and reuse solutions	—	161,443	—	161,443
Total Revenues	$1,111,512	$940,337	$291,288	$2,343,137

	Year Ended December 31, 2023
(In thousands)	Harsco Environmental	Clean Earth	Harsco Rail	Consolidated Totals
Primary Geographical Markets (a):
North America	$318,574	$927,457	$214,893	$1,460,924
Western Europe	431,893	—	57,301	489,194
Latin America (b)	171,225	—	2,540	173,765
Asia-Pacific	113,800	—	22,061	135,861
Middle East and Africa	86,867	—	—	86,867
Eastern Europe	19,576	—	—	19,576
Total Revenues	$1,141,935	$927,457	$296,795	$2,366,187
Key Product and Service Groups:
Environmental services related to resource recovery for metals manufacturing; and related logistical services	$951,992	$—	$—	$951,992
Ecoproducts	162,291	—	—	162,291
Environmental systems for aluminum dross and scrap processing	27,652	—	—	27,652
Railway track maintenance equipment	—	—	128,155	128,155
After market parts and services; safety and diagnostic technology	—	—	121,039	121,039
Railway contracting services	—	—	47,601	47,601
Hazardous waste processing solutions	—	766,474	—	766,474
Soil and dredged materials processing and reuse solutions	—	160,983	—	160,983
Total Revenues	$1,141,935	$927,457	$296,795	$2,366,187
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

The Company had contract assets totaling $69.1 million and $97.2 million at December 31, 2025 and 2024, respectively. The decrease is due principally to the transfer of contract assets to accounts receivable in excess of new advances. The Company had advances on contracts totaling $8.2 million and $23.9 million at December 31, 2025 and 2024, respectively. The decrease is due principally to recognition of revenue on previously received advances on contracts in excess of receipts of new advances on contracts during the period. During the year ended December 31, 2025, the Company recognized approximately $23.4 million of revenue related to amounts previously included in advances on contracts.
The table below represents the expected fulfillment year of Company's fixed, unsatisfied performance obligations, where the expected contract duration exceeds one year, by segment, and exclude any variable fees, fixed fees subject to indexation and any performance obligations expected to be satisfied within one year:

(In thousands)	Harsco Environmental	Harsco Rail
2026	$17,343	$56,710
2027	15,986	39,083
2028	14,058	6,616
2029	4,866	3,375
2030	3,277	3,375
Thereafter	3,132	9,562
Total remaining performance obligations	$58,662	$118,721

Rail is currently manufacturing highly-engineered equipment under large long-term fixed-price contracts with Network Rail, Deutsche Bahn, and SBB. The Company has previously recognized estimated forward loss provisions related to these contracts of $32.7 million and $32.8 million for the years ended 2024 and 2023 related to these contracts due to several factors, such as material and labor cost inflation, supply chain delays, the bankruptcy of key vendors, increased engineering efforts and challenges encountered with homologation and commissioning of equipment. These challenges carried into 2025 and the Company recorded an additional $30.3 million forward loss provision for these contracts for the year ended December 31, 2025, as discussed further below.

For the Network Rail contract, the Company recorded additional loss provisions of $11.3 million in the first half of 2025. This additional loss is primarily related to increased estimated manufacturing and material costs. For 2024, the Company recorded an additional forward loss provision adjustment of $16.1 million. This additional loss is primarily related to increased estimated liquidated damages due to delays in the estimated delivery of the machines and increased engineering and manufacturing costs primarily as a result of design changes.

For the Deutsche Bahn contract, the Company recorded additional loss provisions of $5.5 million during 2025, with $18.8 million recorded in the fourth quarter, related to challenges encountered with the homologation of the initial vehicles, resulting in higher estimated costs to complete all vehicles including redesign as well as additional estimated penalties due to the resulting project delays. In the first quarter, the Company recorded a net favorable adjustment of $13.3 million as a result of an amendment to the contract which included additional pricing, as well as an extension of the delivery schedule for the machines which resulted in a reduction of the previous estimate of penalties recorded as an increase to revenue, offset by higher estimated material, manufacturing and engineering costs. During 2024, additional estimated forward loss provisions of $14.4 million were recorded, related principally to unexpected supplier price increases, challenges with supplier quality on key components necessitating a switch to a different supplier and increased engineering efforts that exceeded previous estimates.

For the SBB contract, the Company recorded net additional loss provisions of $13.5 million during 2025, with $6.4 million recorded in the fourth quarter related principally to unanticipated costs identified during the prototype commissioning of the universal vehicles, as well as higher estimated manufacturing, assembly and logistic costs. For 2024, the Company recorded an additional estimated forward loss provision of $2.2 million related principally to increased estimates for assembly, storage and commissioning costs for the remaining vehicles due to project delays.

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

As of December 31, 2025, the contracts with Network Rail, Deutsche Bahn and SBB are 67%, 54% and 90% complete, respectively, based on costs incurred compared to the estimated costs to complete.

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

*Previously issued 2023 and 2024 amounts have been revised due to the correction of immaterial errors as discussed in Note 1, Summary of Significant Accounting Policies under "Revision of Previously Issued Financial Statements".

18. Other Expense (Income), Net
The major components of this Consolidated Statements of Operations caption, broken out by operating segment, are as follows:

(In thousands)	2025	2024	2023
Net gains
Harsco Environmental	$(3,220)	$(3,357)	$(250)
Clean Earth	(300)	—	—
Harsco Rail	(276)	—	(2,311)
Corporate	—	(3,272)	—
Total net gains	(3,796)	(6,629)	(2,561)
Employee termination benefit costs
Harsco Environmental	8,036	6,013	1,977
Clean Earth	730	521	1,399
Harsco Rail	1,960	640	(645)
Corporate	327	1,179	275
Total employee termination benefit costs	11,053	8,353	3,006
Other costs (income) to exit activities
Harsco Environmental	3,336	(3,615)	(7,810)
Harsco Rail	(59)	9	3,576
Corporate	18,700	2,060	2,669
Total other costs (income) to exit activities	21,977	(1,546)	(1,565)
Asset impairments
Harsco Environmental	583	2,771	88
Clean Earth	—	567	—
Harsco Rail	185	1,921	—
Total asset impairments	768	5,259	88
Contingent consideration adjustments
Corporate	—	—	(848)
Total contingent consideration adjustments	—	—	(848)
Other (income) expense	—	—	289
Total other (income) expenses, net	$30,002	$5,437	$(1,591)

Net Gains
Net gains result from the sales of redundant properties (primarily land, buildings and related equipment) and non-core assets. In 2025, gains related to assets sold principally in HE primarily in North America. In 2024, gains related to assets sold principally in Corporate primarily in North America and HE primarily in Latin America. In 2023, gains related to assets sold in Rail primarily in Asia Pacific.

Employee Termination Benefit Costs
Costs and the related liabilities associated with involuntary termination benefit costs for one-time benefit arrangements provided as part of an exit or disposal activity are recognized when a formal plan for reorganization is approved at the appropriate level of management and is communicated to the affected employees. Additionally, costs associated with ongoing benefit arrangements, or in certain countries where statutory requirements dictate a minimum required benefit, are recognized when they are probable and estimable. The employee termination benefit cost in 2025 principally related to HE primarily in Western Europe and North America; and Rail primarily in North America. The employee termination benefit costs in 2024 principally related to HE primarily in Latin America and Western Europe; and Corporate primarily in North America. The employee termination benefit costs in 2023 principally related to HE primarily in Western Europe and CE in North America.

Other Costs to Exit Activities
Costs associated with exit or disposal activities include costs to terminate a contract and other costs associated with exit or disposal activities. Costs to terminate a contract are recognized when an entity terminates the contract or when an entity ceases using the right conveyed by the contract. This includes the costs to terminate the contract before the end of its term or the costs that will continue to be incurred under the contract for its remaining term without economic benefit to the entity. Other costs associated with exit or disposal activities (e.g., costs to sell a business, costs to consolidate or close facilities and relocate equipment or employees) are recognized and measured at their fair value in the period in which the liability is incurred. Also included are any benefits received in relation to an exit activity, such as a contract termination fee received from a customer. In 2025, exit costs were incurred principally in Corporate related to the planned sale of Clean Earth. In 2025 exit costs were also incurred in HE, mostly in Western Europe. In 2024, exit costs were incurred in HE, mostly in Latin America. In 2023, exit income was incurred principally in HE, mostly due to an $8.1 million net gain in North America related to a lease modification that resulted in a lease incentive for the Company to relocate a site prior to the end of the expected lease term. In 2023 exit costs were incurred related to the Rail sale efforts.

Asset Impairments
Asset impairments include impairment charges for long-lived assets, other than definite-lived intangibles, and are measured as the amount by which the carrying amount of assets exceeds their fair value. Fair value is estimated based upon the expected future realizable discounted cash flows including anticipated selling prices. Non-cash impaired asset write-downs, for long-lived assets other than definite-lived intangibles, are included in Other, net, on the Consolidated Statements of Cash Flows as adjustments to reconcile net income (loss) to net cash provided by operating activities. In all years presented, impaired asset write-downs were incurred primarily in HE across several regions. In 2025, Rail had an impaired asset write-down in Western Europe. In 2024, Rail had an impaired asset write-down in North America.

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

19. Components of Accumulated Other Comprehensive Loss*
AOCI is included on the Consolidated Statements of Stockholders' Equity. The components of AOCI, net of the effect of income taxes, and activity for the years ended December 31, 2025 and 2024 are as follows:

	Components of AOCI - Net of Tax
(In thousands)	Cumulative Foreign Exchange Translation Adjustments		Effective Portion of Derivatives Designated as Hedging Instruments		Cumulative Unrecognized Actuarial Losses on Pension Obligations		Unrealized Gain (Loss) on Marketable Securities	Total
Balance at December 31, 2023	$(184,376)		$(470)		$(357,159)		$15	$(541,990)
OCI before reclassifications	(45,998)	(a)	7,036	(b)	27,716	(c)	7	(11,239)
Amounts reclassified from AOCI, net of tax	(108)		(2,797)		17,524		—	14,619
Total OCI	(46,106)		4,239		45,240		7	3,380
Less: OCI attributable to noncontrolling interests	1,225		—		—		—	1,225
OCI attributable to Enviri Corporation	(44,881)		4,239		45,240		7	4,605
Balance at December 31, 2024	(229,257)		3,769		(311,919)		22	(537,385)
OCI before reclassifications	32,045	(a)	(4,824)	(b)	(21,046)	(c)	3	6,178
Amounts reclassified from AOCI, net of tax	—		1,070		17,515		—	18,585
Total OCI	32,045		(3,754)		(3,531)		3	$24,763
Less: OCI attributable to noncontrolling interests	(1,859)		—		—		—	(1,859)
OCI attributable to Enviri Corporation	30,186		(3,754)		(3,531)		3	22,904
Balance at December 31, 2025	$(199,071)		$15		$(315,450)		$25	$(514,481)
(a)     Principally foreign currency fluctuation.
(b)     Principally net change from periodic revaluations.
(c)     Principally changes due to annual actuarial remeasurements and foreign currency translation.

Amounts reclassified from AOCI for 2025 and 2024 are as follows:

	Year Ended December 31, 2025	Year Ended December 31, 2024	Affected Caption on the Consolidated Statements of Operations
(In thousands)
Amortization of defined benefit pension items (d):
Actuarial losses	$18,547	$19,213	Defined benefit pension income (expense)
Prior-service costs	490	492	Defined benefit pension income (expense)
Settlement/curtailment gain	(707)	(1,125)	Defined benefit pension income (expense)
Total before tax	18,330	18,580
Tax benefit	(815)	(1,056)
Total reclassification of defined benefit pension items, net of tax	$17,515	$17,524
Amortization of cash flow hedging instruments(e):
Foreign currency exchange forward contracts	$1,454	$(695)	Product revenues
Interest rate swaps	(230)	(3,018)	Interest expense
Total before tax	1,224	(3,713)
Tax benefit	(154)	916
Total reclassification of cash flow hedging instruments	$1,070	$(2,797)
Recognition of cumulative foreign exchange translation adjustments:
Gain on substantial liquidation of subsidiaries(f)	$—	$(108)	Other (income) expenses, net
Total reclassification of cumulative foreign exchange translation adjustments	$—	$(108)
(d)     These AOCI components are included in the computation of NPPC. See Note 10, Employee Benefit Plans, for additional information.
(e) See Note 15, Financial Instruments for additional information.
(f)    No tax impact.

*Previously issued 2023 and 2024 amounts have been revised due to the correction of immaterial errors as discussed in Note 1, Summary of Significant Accounting Policies under "Revision of Previously Issued Financial Statements".

Item 9.    Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.
None.

Item 9A.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures

As of December 31, 2025, an evaluation was performed, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, such officers concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934, as amended (1) is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms and (2) is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting during the Company's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Management's Report on Internal Control Over Financial Reporting

Management's Report on Internal Control Over Financial Reporting is included in Part II, Item 8, "Financial Statements and Supplementary Data." The effectiveness of the Company's internal control over financial reporting as of December 31, 2025 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report appearing in Part II, Item 8, "Financial Statements and Supplementary Data."

Item 9B.    Other Information.
During the three months ended December 31, 2025, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted, modified, or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement for the purchase or sale of securities of the Company, within the meaning of Item 408 of Regulation S-K.
Item 9C.  Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
None.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance.
The information required by this Item is incorporated herein by reference from the disclosures that will be included under the sections entitled "Executive Officers", "Corporate Governance," "Proposal 1: Election of Directors - Nominees for Director," "Meetings and Committees of the Board," and "Report of the Audit Committee" of the Company's Definitive Proxy Statement for its 2026 Annual Meeting of Stockholders (the "2026 Proxy Statement"), which will be filed pursuant to SEC Regulation 14A not later than 120 days after the end of the Company's fiscal year ended December 31, 2025.
The Company's Code of Conduct (the "Code"), which applies to all officers, directors and employees of the Company, may be found on the Company's website, www.enviri.com. The Company intends to disclose any amendments to the Code or any waiver from a provision of the Code granted to an executive officer or director of the Company on its website. The Code is available in print, without charge, to any person who requests it. To request a copy of the Code, please contact the Company's Vice President of Communications at (267) 857-8017.

A copy of the Company’s Insider Trading Policy governing the purchase, sale, and/or other dispositions of our securities by our directors, officers and employees, as well as by the Company itself, that we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations, and NYSE listing standards, is incorporated by reference into this Annual Report on Form 10-K as Exhibit 19. The foregoing summary of the Insider Trading Policy does not purport to be complete and is qualified in its entirety by reference to the full text of the Insider Trading Policy.
Item 11.    Executive Compensation.
The information regarding compensation of executive officers and directors required by this Item is incorporated herein by reference from the disclosures that will be included under the sections entitled, "Compensation Discussion and Analysis," "Discussion and Analysis of 2025 Compensation", "Non-Employee Director Compensation" and "Summary Compensation Tables" in the 2026 Proxy Statement. The other information required by this Item is incorporated herein by reference from the disclosures that will be included under the sections entitled "Compensation Committee Interlocks and Insider Participation" and "Compensation Committee Report" of the 2026 Proxy Statement.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information regarding security ownership of certain beneficial owners and management required by this Item is incorporated herein by reference from the disclosures that will be included under the section entitled, "Share Ownership of Directors, Management and Certain Beneficial Owners" of the 2026 Proxy Statement.
Equity compensation plan information is incorporated herein by reference from the disclosures that will be included under the section entitled, "Equity Compensation Plan Information as of December 31, 2025" of the 2026 Proxy Statement.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.
The information regarding certain relationships and related transactions required by this Item is incorporated herein by reference from the disclosures that will be included under the section entitled, "Transactions with Related Persons" of the 2026 Proxy Statement. The information regarding director independence required by this Item is incorporated herein by reference from the disclosures that will be included under the section entitled, "Corporate Governance" of the 2026 Proxy Statement.

Item 14.    Principal Accountant Fees and Services.
The information regarding principal accounting fees and services required by this Item is incorporated herein by reference from the disclosures that will be included under the section entitled, "Fees Billed by the Independent Auditors for Audit and Non-Audit Services" of the 2026 Proxy Statement.
The Company's independent registered public accounting firm is Deloitte & Touche LLP, Philadelphia, Pennsylvania, PCAOB Auditor Firm ID: 34.
Deloitte & Touche LLP was appointed on February 20, 2025 as the Company's independent registered public accounting firm for the 2025 financial statements. The Company's predecessor auditor was PricwaterhouseCoopers LLP, Philadelphia, Pennsylvania, PCAOB Auditor Firm ID: 238.
PART IV
Item 15.    Exhibit and Financial Statement Schedules.
(a)1. The Index to Consolidated Financial Statements and Supplementary Data is located under Part II, Item 8, "Financial Statements and Supplementary Data."

Page
Index to Consolidated Financial Statements and Supplementary Data	51
2. The following financial statement schedule should be read in conjunction with the Consolidated Financial Statements under Part II, Item 8, "Financial Statements and Supplementary Data":

Page
Schedule II—Valuation and Qualifying Accounts for the years ending December 31, 2025, 2024 and 2023	118

Financial statement schedules, other than that listed above, are omitted because the required information is not applicable, or because the information required is included in the Consolidated Financial Statements or the accompanying Notes.

SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS
Continuing Operations
(In thousands)

		Additions (Deductions)
Description	Balance at Beginning of Period	Charged to Cost and Expenses	Foreign Currency Translation Adjustments	Other		Balance at End of Period
For the year ending December 31, 2025:
Allowance for Expected Credit Losses	$15,114	$(3,226)	$728	$(1,567)	(a)	$11,049
Deferred Tax Assets—Valuation Allowance	196,776	47,459	16,161	(50,123)	(b)	210,273
For the year ending December 31, 2024:
Allowance for Expected Credit Losses	$15,522	$2,821	$(117)	$(3,112)	(a)	$15,114
Deferred Tax Assets—Valuation Allowance	182,179	27,057	(7,240)	(5,220)	(b)	196,776
For the year ending December 31, 2023:
Allowance for Expected Credit Losses	$8,853	$7,042	$(37)	$(336)	(a)	$15,522
Deferred Tax Assets—Valuation Allowance	138,393	43,460	3,721	(3,395)	(b)	182,179
(a)Includes the write-off of, net of collections, on previously reserved accounts receivable balances and changes in credit memo reserves reflected as adjustments to revenue.
(b)2025 includes a decrease of $2.1 million related to pension adjustments recorded through AOCI, a decrease of $37.4 million related to audit adjustments and a decrease of $7.1 million due to a tax rate change in a certain foreign jurisdiction. 2024 included decreases of $5.4 million related to pension adjustments recorded through AOCI. 2023 included a decrease of $1.8 million related to pension adjustments recorded through AOCI and $1.8 million related to state tax rate reductions and state NOL expirations in the U.S.

(b) Listing of Exhibits Filed with Form 10-K

Description of Exhibit
2.1
Stock Purchase Agreement, dated as of May 8, 2019, by and between Calrissian Holdings, LLC, CEHI Acquisition Corporation, the holders of stock and options in CEHI Acquisition Corporation, Compass Group Diversified Holdings LLC and, solely for the purposes of Section 9(r) thereof, the Company (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated May 13, 2019, Commission File Number 001-03970).

2.2
Asset Purchase Agreement, dated as of May 8, 2019, by and among the Company, E&C FinFan, Inc. and, solely with respect to Section 11.19 thereof, Chart Industries, Inc (incorporated by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K dated May 13, 2019, Commission File Number 001-03970).

2.3
Sale and Purchase Agreement by and among Harsco Corporation, Harsco México Holding, S.A. de C.V. and Sidero Inc., dated as of January 9, 2020 (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated January 15, 2020, Commission File Number 001-03970).

2.4
Amendment to Sale and Purchase Agreement, dated as of January 30, 2020 by and among Harsco Corporation, Harsco Mexico Holding, S. A. de C.V. and Sidero Inc. (incorporated by reference to Exhibit 2.2 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2020, Commission File Number 001-03970).

2.5
Stock Purchase Agreement, dated as of February 6, 2020, by and among Stericycle, Inc., CEI Holding, LLC and solely with respect to Section 11.16 thereof, Harsco Corporation (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated February 12, 2020, Commission File Number 001-03970).

2.6
Separation Agreement, dated November 20, 2025, by and among Enviri Corporation, CLEH, Inc., Veolia Environment S.A., and Enviri II Corporation (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated November 20, 2025, Commission File Number 001-03970).

2.7
Agreement and Plan of Merger, dated as of November 20, 2025, by and among Enviri Corporation, CLEH, Inc., Enviri LLC, Veolia Environment S.A., and Liberty Merger Sub Inc. (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K dated November 20, 2025, Commission File Number 001-03970).

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

Description of Exhibit
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

10.24
Amendment No. 15 to Third Amended and Restated Credit Agreement, dated as of February 14, 2025, among Enviri Corporation, the Subsidiary Guarantors party thereto, Bank of America, N.A., as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.24 to the Company's Annual Report on Form 10-K, for the period ended December 31, 2024, Commission File Number 001-3970).

10.25
Amendment No. 16 to Third Amended and Restated Credit Agreement, dated as of November 5, 2025, among Enviri Corporation, the Subsidiary Guarantors party thereto, Bank of America, N.A., as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2025, Commission File Number 001-03970).

10.26
Amendment No. 17 to Third Amended and Restated Credit Agreement, dated as of February 23, 2026, among Enviri Corporation, the Subsidiary Guarantors party thereto, Bank of America, N.A., as administrative agent, and the lenders party thereto. ‡**

10.27
Amendment No. 4 to the Receivables Purchase Agreement, dated February 14, 2025, by and among Harsco Receivables LLC, Enviri Corporation, and PNC Bank, National Association, as administrative agent and as a purchaser (incorporated by reference to Exhibit 10.25 to the Company's Annual Report on Form 10-K, for the period ended December 31, 2024, Commission File Number 001-3970).

Description of Exhibit
Material Contracts—Management Contracts and Compensatory Plans
10.28
Harsco Corporation Supplemental Retirement Benefit Plan as amended and restated January 1, 2009 (incorporated by reference to Exhibit 10(k) to the Company's Annual Report on Form 10-K, for the period ended December 31, 2008, Commission File Number 001-03970).

10.29
Trust Agreement between Harsco Corporation and Dauphin Deposit Bank and Trust Company dated as of July 1, 1987 relating to the Supplemental Retirement Benefit Plan (incorporated by reference to the Company's Annual Report on Form 10-K for the period ended December 31, 1987, Commission File Number 001-03970).

10.30
Harsco Corporation 2013 Equity and Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 the Company's Current Report on Form 8-K dated April 26, 2013, Commission File Number 001-03970).

10.31
Amendment No. 1 to the Harsco Corporation 2013 Equity and Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated May 1, 2017, Commission File Number 001-03970).

10.32	Amendment No. 2 to the 2013 Equity Incentive Compensation Plan (incorporated by reference to Exhibit 10.3 to the Company's Form S-8 filed July 31, 2020, Commission File Number 001-03970).
10.33
Amendment No. 3 to the 2013 Equity and Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated April 25, 2023, Commission File Number 001-03970).

10.34
Amendment No. 4 to the 2013 Equity and Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated April 24, 2024, Commission File Number 001-03970).

10.35
Amendment No. 5 to the 2013 Equity and Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated April 24, 2025, Commission File Number 001-03970).

10.36
Harsco Corporation 1995 Non-Employee Directors' Stock Plan as Amended and Restated at January 27, 2004 (incorporated by reference to Exhibit A, Pages A-1 through A-9, to the Company's Proxy Statement dated March 23, 2004, Commission File Number 001-03970).

10.37	Second Amendment to the Enviri Corporation Deferred Compensation Plan for Non-Employee Directors.**
10.38
Amendment No. 1 to the Harsco Corporation 1995 Non-Employee Directors' Stock Plan (incorporated by reference to Exhibit 10.VII to the Company's Annual Report on Form 10-K for the period ended December 31, 2008, Commission File Number 001-03970).

10.39
Harsco Corporation Deferred Compensation Plan for Non-Employee Directors (as Amended and Restated as of December 31, 2008) (incorporated by reference to Exhibit 10.U to the Company's Annual Report on Form 10-K for the period ended December 31, 2008, Commission File Number 001-03970).

10.40
First Amendment to the Harsco Corporation Deferred Compensation Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.L to the Company's Annual Report on Form 10-K for the period ended December 31, 2016, Commission File Number 001-03970).

10.41
Harsco Non-Qualified Retirement Savings & Investment Plan Part B--Amendment and Restatement as of January 1, 2009 (incorporated by reference to Exhibit 10.AA to the Company's Annual Report on Form 10-K for the period ended December 31, 2008, Commission File Number 001-03970).

10.42
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

10.44
Notification Letter to David Everitt dated as of March 14, 2014 (incorporated by reference to Exhibit 10.1 the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2014, Commission File Number 001-03970).

10.45
Notification Letter to F.N. Grasberger dated as of April 8, 2014 (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2014, Commission File Number 001-03970).

10.46
Notification Letter to F.N. Grasberger dated as of August 1, 2014 (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2014, Commission File Number 001-03970).

Description of Exhibit
10.47
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

10.49	2016 Non-Employee Directors' Long-Term Equity Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company's Form S-8 dated May 6, 2016. Commission File Number 001-03970).
10.50
First Amendment to 2016 Non-Employee Directors' Long-Term Equity Compensation Plan (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2016, Commission File Number 001-03970).

10.51
Amendment No.2 to 2016 Non-Employee Directors' Long-Term Equity Compensation Plan (incorporated by reference to Exhibit 10.3 to the Company's Form S-8 dated August 3, 2021, Commission File Number 001-03970).

10.52
Amendment No. 3 to 2016 Non-Employee Directors' Long-Term Equity Compensation Plan (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K Form dated April 24, 2025, Commission File Number 001-03970).

10.53
Form of Stock Appreciation Rights Agreement (effective for grants on or after April 26, 2016) (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the period Ended March 31, 2016, Commission File Number 001-03970).

10.54
Form of Stock Appreciation Rights Agreement (effective for grants on or after February 16, 2017) (incorporated by reference to Exhibit 10.JJ to the Company's Annual Report 10-K for the period ended December 31, 2016, Commission File Number 001-03970).

10.55
Form of SAR Award Agreement (for awards granted on or after March 6, 2019) (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2019, Commission File Number 001-03970).

10.56
Form of RSU Award Agreement (for awards granted on or after March 10, 2020) (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2020, Commission File Number 001-03970).

10.57
Form of PSU Award Agreement (for awards granted on or after March 10, 2020) (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2020, Commission File Number 001-03970).

10.58
Form of SAR Award Agreement (for awards granted on or after March 10, 2020) (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2020, Commission File Number 001-03970).

10.59
Form of Restricted Stock Units Agreement (Non-Employee Director) (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report Form 10-Q for the period ended June 30, 2020, Commission File Number 001-03970)

10.60
Form of RSU Award Agreement (for awards granted on or after March 1, 2022) (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report for the three months ended March 31, 2022, Commission File Number 001-03970)

10.61
Form of PSU Award Agreement (for awards granted on or after March 1, 2022) (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report for the three months ended March 31, 2022, Commission File Number 001-03970)

10.62
Form of SAR Award Agreement (for awards granted on or after March 1, 2022) (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report for the three months ended March 31, 2022, Commission File Number 001-03970)

10.63
Offer Letter to Peter F. Minan dated as of August 11, 2022 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated August 12, 2022, Commission File Number 001-03970)

10.64
Executive Philadelphia Relocation Policy, dated as of January 1, 2022 (incorporated by reference to Exhibit 10(ad) to the Company's Annual Report on Form 10-K for the period ended December 31, 2022), Commission File Number 001-03970.

10.65
Separation Agreement and General Release between the Company and David Stanton (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated May 24, 2022, Commission File Number 001-03970)

Description of Exhibit
10.66
Separation Agreement and General Release between the Company and Albert Russell Mitchell, Jr. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated July 14, 2023, Commission File Number 001-03970)

10.67
Settlement Agreement between the Company and Albert Russell Mitchell, Jr., dated as of July 11, 2023 (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated July 14, 2023, Commission File Number 001-03970).

10.68
Form of Change in Control Severance Agreement, dated as of December 20, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 23, 2024, Commission File Number 001-03970).

10.69
Form of RSU Award Agreement (for awards granted on or after March 1, 2025) (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2025, Commission File Number 001-02870).

10.70
Form of PSU Award Agreement (for awards granted on or after March 1, 2025 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2025, Commission File Number 001-02870).

10.71
Form of SAR Award Agreement (for awards granted on or after March 1, 2025 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2025, Commission File Number 001-02870).

10.72
Form of Clawback Agreement, dated as of December 16, 2025 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 15, 2025, Commission File Number 001-03970).

10.73
Cooperation Agreement, dated January 17, 2025, between Enviri Corporation, Neuberger Berman Group LLC, and certain of its affiliates party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 17, 2025, Commission File Number 001-03970).

Director Indemnity Agreements
10.74	Form of Director Indemnification Agreement (incorporated by reference to the Company's Annual Report on Form 10-K for the period ended December 31, 2017, Commission File Number 001-03970).
10.75
Form of Director Indemnification Agreement (for agreements entered into after October 19, 2022) (incorporated by reference to Exhibit 10(bc) to the Company’s Annual Report on Form 10-K for the period ended December 31, 2022, Commission File Number 001-03970).

19	Insider Trading Policy of the Company (incorporated by reference to Exhibit 19 to the Company's Annual Report on Form 10-K for the period ended December 31, 2025, Commission File Number 001-04970.
21	Subsidiaries of the Registrant.**
23.1	Consent of Independent Registered Public Accounting Firm.**
23.2	Consent of Independent Registered Public Accounting Firm.**
31.1	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).**
31.2	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).**
32	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer). †
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

ENVIRI CORPORATION (Registrant)
DATE	February 24, 2026	/s/ TOM VADAKETH
Tom Vadaketh Senior Vice President and Chief Financial Officer (Principal Financial Officer)

DATE	February 24, 2026	/s/ SAMUEL C. FENICE
Samuel C. Fenice Vice President and Corporate Controller (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date
/s/ F. NICHOLAS GRASBERGER III	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	February 24, 2026
F. Nicholas Grasberger III
/s/ TOM VADAKETH	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 24, 2026
Tom Vadaketh
/s/ EDGAR M. PURVIS JR.	Lead Director	February 24, 2026
Edgar M. Purvis Jr.
/s/ REBECCA M. O'MARA	Director	February 24, 2026
Rebecca M. O'Mara
/s/ CAROLANN I. HAZNEDAR	Director	February 24, 2026
Carolann I. Haznedar
/s/ TIMOTHY M. LAURION	Director	February 24, 2026
Timothy M. Laurion
/s/ JAMES F. EARL	Director	February 24, 2026
James F. Earl
/s/ JOHN S. QUINN	Director	February 24, 2026
John S. Quinn
/s/ NICHOLAS C. FANANDAKIS	Director	February 24, 2026
Nicholas C. Fanandakis