Form 10-K/A
period 2025-12-31
ENVIRI Corp
filed 2026-04-29
CIK 45876

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________
FORM 10-K/A
(Amendment No. 1)

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
The aggregate market value of the Company's voting stock held by non-affiliates of the Company as of June 30, 2025 was $658,403,701.
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

Class	Outstanding at April 24, 2026
Common stock, par value $1.25 per share	82,705,602
DOCUMENTS INCORPORATED BY REFERENCE
None.

EXPLANATORY NOTE
Enviri Corporation (“Enviri,” the “Company,” “we,” “our,” or “us”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, originally filed with the Securities and Exchange Commission (the “SEC”) on February 24, 2026 (the “Original Form 10-K”), to include the information required by Items 10 through 14 of Part III of Form 10-K. This information was previously omitted in reliance on General Instruction G(3) to Form 10-K, which provides that registrants may incorporate by reference certain information from a definitive proxy statement filed with the SEC within 120 days after the end of the fiscal year. The Company is filing this Amendment because a definitive proxy statement containing such information will not be filed by the Company within 120 days after the end of the fiscal year covered by the Original Form 10-K.
Pursuant to Rule 12b-25 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 are being filed as exhibits to this Amendment under Item 15 of Part IV. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. The cover page of the Original Form 10-K is also amended to update the number of shares of the Company’s common stock outstanding and to delete the reference to the incorporation by reference of the Company’s definitive proxy statement.
Except as described above, no other changes have been made to the Original Form 10-K, and this Amendment does not modify, amend, or update in any way any of the financial or other information contained in the Original Form 10-K. This Amendment does not reflect events occurring after the date of the filing of the Original Form 10-K in any way other than as required to reflect the amendments discussed above and reflected below. Accordingly, this Amendment should be read in conjunction with the Original Form 10-K and with our filings with the SEC made subsequent to the filing of the Original Form 10-K. Any defined terms used and not otherwise defined herein are as defined in the Original Form 10-K.

ENVIRI CORPORATION
FORM 10-K

PART III
Item 10.    Directors, Executive Officers and Corporate Governance.
Set forth below is the name, age (as of March 1, 2026), position, and background (including a description of relevant business experience, skills, and qualifications) of each of our directors and executive officers:

Name	Age	Position
F. Nicholas Grasberger III	62	Chief Executive Officer & Chairman of the Board
Russell C. Hochman	61	President and Chief Operating Officer
Tom G. Vadaketh	63	Senior Vice President and Chief Financial Officer
Samuel C. Fenice	51	Vice President and Corporate Controller
Jennifer O. Kozak	57	Senior Vice President and Chief Human Resources Officer
Samuel D. Romaninsky	47	Vice President, General Counsel & Chief Compliance Officer
Jeffrey A. Beswick	54	Senior Vice President and President, Clean Earth
Gary R. Lada	43	Senior Vice President and President, Harsco Rail
Christophe N. Reitemeier	60	Senior Vice President and President, Harsco Environmental
James F. Earl	69	Director
Nicholas C. Fanandakis	69	Director
Carolann I. Haznedar	66	Director
Timothy M. Laurion	67	Director
Rebecca Martinez O’Mara	60	Director
Edgar M. Purvis, Jr.	68	Director
John S. Quinn	67	Director
F. Nicholas Grasberger III
Mr. Grasberger has served as a director of the Company since April 2014 and as Chairman and Chief Executive Officer since October 2018. Mr. Grasberger previously served as President and Chief Executive Officer of the Company from August 2014 to October 2018, as Senior Vice President and Chief Financial Officer from April 2013 to November 2014, and as President and Chief Operating Officer from April 2014 to August 2014.
Prior to joining Enviri in 2013, Mr. Grasberger served as the Managing Director of the multinational Precision Polymers division of Fenner Plc from March 2011 to April 2013. From April 2009 to November 2009 he served as Executive Vice President and Chief Executive Officer of Armstrong Building Products. From January 2005 to March 2009 he served as Senior Vice President and Chief] Financial Officer of Armstrong World Industries, Inc. Prior to his employment with Armstrong, Mr. Grasberger served as Vice President and Chief Financial Officer of Kennametal Inc. and before that as Corporate Treasurer and Director of the corporate planning process at H.J. Heinz Company. He started his career with USX Corporation. In June 2019, Mr. Grasberger joined the board of directors of Louisiana-Pacific Corporation, where he serves as Chair of the Finance and Audit Committee, and on the Executive Committee and Governance and Corporate Responsibility Committee.
Mr. Grasberger’s day-to-day leadership of Enviri provides significant contributions to the Board. From his previous executive positions with other large public companies serving in accounting, financial, and operational roles, Mr. Grasberger brings leadership, vision, and extensive operating, financing, and global experience to the Company.
Russell C. Hochman
Mr. Hochman has served as President and Chief Operating Officer of the Company since November 2025. Previously, Mr. Hochman served as Senior Vice President, General Counsel, Chief Compliance Officer, and Corporate Secretary of the Company, leading its legal, compliance, ethics, and corporate secretary functions for over ten years. Prior to joining Enviri, Mr. Hochman served in senior legal roles with Pitney Bowes Inc. based in Connecticut, London, and Europe. While at Pitney Bowes Inc., Mr. Hochman led a key European business expansion effort, in addition to his duties as Vice President and Deputy General Counsel. Earlier in his career, Mr. Hochman was an M&A attorney at international law firms. Mr. Hochman holds a J.D. from Albany Law School of Union University and a B.A. from Cornell University.
Mr. Hochman has long served as a trusted partner to the Board. His counsel helped shape the Company’s strategic direction and operational excellence by drawing on his deep expertise in M&A, corporate governance, risk management, and regulatory matters. His proven ability to leverage these skills to drive outcomes for the Harsco Environmental and Rail businesses adds significant value to our leadership team.
Tom G. Vadaketh
Mr. Vadaketh has served as Senior Vice President and Chief Financial Officer of the Company since October 2023. Mr. Vadaketh previously served as Chief Financial Officer of Bausch Health Companies Inc., a $4.5 billion pharmaceutical and medical aesthetics company. Prior to joining Bausch Health Companies Inc. in January 2022, he was the Chief Financial Officer of eResearchTechnology, Inc., a global company specializing in clinical services serving the life science industry, from September 2018 to December 2021. He began his career at Deloitte & Touche LLP and held several senior financial positions across many countries at Procter & Gamble Company and Tyco International, Ltd. Mr. Vadaketh has also been the Chief Financial Officer of various public and privately held businesses.
Mr. Vadaketh is a Chartered Accountant (ACA) from the Institute of Chartered Accountants in England and Wales and a Certified Public Accountant in the United States. He received an MBA from the University of Manchester (UK).
Samuel C. Fenice
Mr. Fenice has served as Vice President and Corporate Controller of the Company since August 2016. Mr. Fenice oversees the administration of all corporate accounting policies and procedures, including internal and external corporate reporting. Mr. Fenice previously joined the Company’s Internal Audit team in 2002 and has since held progressively responsible roles in Finance, including two terms as Interim Corporate Controller. Mr. Fenice holds a B.S. in Accounting from The Pennsylvania State University and is a Certified Public Accountant.
Jennifer O. Kozak
Ms. Kozak has served as Senior Vice President and Chief Human Resources Officer of the Company since June 2022. Ms. Kozak joined Enviri in February 2022 as Vice President of Human Resources for Clean Earth. From 2012 to 2020, she served as Vice President Human Resources with SUEZ Water Technologies & Solutions. Prior to that, Ms. Kozak held roles of increasing responsibility at General Electric. She holds an MBA from The Pennsylvania State University, a B.A. from Temple University, and earned a Chief Human Resources Officer credential through The University of Pennsylvania, Wharton Executive Education.
Samuel D. Romaninsky
Mr. Romaninsky has served as Vice President, General Counsel & Chief Compliance Officer of the Company since December 2025. Mr. Romaninsky leads the Company’s global legal, compliance, and ethics functions. Mr. Romaninsky previously served as the head of the Company’s Global Litigation and Risk Management Function as Vice President and Deputy General Counsel since 2023 and as Vice President and Assistant General Counsel since 2017. Prior to joining Enviri, Mr. Romaninsky spent several years as a litigation associate at international law firms. Mr. Romaninsky holds a J.D. from Cornell Law School and a B.A. from the University of Pennsylvania.
Jeffrey A. Beswick
Mr. Beswick has served as Senior Vice President and President, Clean Earth of the Company since May 2023. Before joining the Company, he was the Chief Commercial Officer at Valicor Environmental Services, and, prior to this, he was Chief Executive Officer (U.S. Operations) of Tradebe Environmental Services. At Tradebe, Mr. Beswick was responsible for 28 locations, 10 waste management facilities, and more than 900 employees. Under his leadership, the company recorded its highest year-over-year earnings growth, successfully completed two acquisitions, and instituted safety and environmental compliance initiatives resulting in significant decreases in injury rates. Prior to serving as CEO, he held progressive leadership positions, including Executive Vice President, Sales and Services, Executive Vice President, Business Development and Regional Sales. Mr. Beswick also brings his experience as Vice President, Recycling at Clean Harbors Environmental Services to Clean Earth.

Gary R. Lada
Mr. Lada has served as Senior Vice President and President, Harsco Rail of the Company since May 2025. Mr. Lada leads the global rail business by serving Harsco Rail customers worldwide and developing the company’s products and services portfolio. Before joining Harsco Rail, Mr. Lada was a vice president and general manager at Ingersoll Rand from 2020 to May 2025 in both the Milton Roy Brands and Air & Gas Divisions. He also served in executive positions at GE Transportation as a locomotive technology leader and international locomotive product leader. He is a graduate of GE’s corporate leadership staff and operations management programs and holds a six sigma master black belt, as well as a B.S. in mechanical engineering from The Pennsylvania State University.
Christophe N. Reitemeier
Mr. Reitemeier has served as the Senior Vice President and President, Harsco Environmental of the Company since January 2025. Before his appointment to this role, Mr. Reitemeier had served as Vice President and Chief Financial Officer, Harsco Environmental since 2020, and had held various leadership positions within Harsco Environmental since joining the company in 1999. Mr. Reitemeier started his career with Arthur Andersen in France before moving to DS Smith, a British multinational packaging business. He holds a master’s degree in management with a specialization in finance from NEOMA Business School in Reims, France.
James F. Earl
Mr. Earl has served as a director of the Company since July 2012. Mr. Earl previously served as Executive Vice President of GATX Corporation (“GATX”), one of the world’s leading railcar and locomotive leasing companies. Mr. Earl served as an executive with GATX since 1988, as Executive Vice President from 2006 until his retirement on March 1, 2018, and as President of the GATX Rail International business segment and CEO of American Steamship Company (a division of GATX) from 2012 until his retirement on March 1, 2018.
Prior to GATX, Mr. Earl held management positions with two railroad companies, Soo Line Railroad and Southern Pacific Transportation Company. He is a past recipient of the Norman W. Seip Award for Industry Excellence in the rail finance industry. Mr. Earl serves on the board of directors of two privately-held regional railroad companies, and had served on the board of Textainer Group Holdings Ltd., until its sale to Stonepeak in 2024.
With several decades of senior management experience in the rail industry, Mr. Earl was selected to serve on our Board because of his sophisticated and informed perspective on Rail. Furthermore, as the retired President of the GATX Rail International business segment, Mr. Earl has gained substantial international business experience, which will enhance his contributions to our Board.
Nicholas C. Fanandakis
Mr. Fanandakis has served as a director of the Company since April 2025. Mr. Fanandakis served as Senior Adviser to the Chief Executive Officer of Dupont de Nemours, Inc. (“DuPont”), a leading global research and science company, from 2020 to 2022. ln 2019, Mr. Fanandakis retired as an Executive Vice President of DuPont after 40 years of service. Mr. Fanandakis helped lead the company through the merger with Dow Chemical Company, and then subsequent separations. From 2009 to 2019, Mr. Fanandakis served as the Chief Financial Officer and Executive Vice President of DuPont. Mr. Fanandakis also served as Vice President and General Manager of DuPont Chemical Solutions Enterprise from 2003 until 2007 when he was named Vice President of DuPont Corporate Plans.
Mr. Fanandakis serves on the Board of Duke Energy Corporation, one of the largest energy holding companies, where he is Chair of its Audit Committee and a member of its Compensation and People Development Committee. He also serves on the Board of FTI Consulting, Inc., a global consulting and strategy firm where he is Chair of the Audit Committee. He previously served on the Board of ITT Inc., a diversified leading manufacturer of highly engineered critical components and customized technology solutions for the transportation, industrial, and energy markets.
A highly accomplished executive with decades of experience in the materials science, energy, and consulting industries, Mr. Fanandakis has extensive hands-on exposure managing complex business combinations and strategic initiatives. Mr. Fanandakis brings significant value to our Board with his financial and operational expertise.

Carolann I. Haznedar
Ms. Haznedar has served as a director of the Company since October 2018. Prior to joining Enviri, Ms. Haznedar had a 35-year career with DuPont, where she was responsible for several global businesses including Packaging and Industrial Polymers, Engineering Polymers serving the automotive industry, Kevlar® Life Protection and Specialty Fluorochemicals. Prior to these roles, she held several functional leadership roles with increasing responsibility. She started at DuPont in manufacturing for control systems engineering at one of their largest plants which then expanded to international sites.
Prior to DuPont, Ms. Haznedar was on the design team for microprocessor control nav/comm systems at EdoAire Corporation, an aviation company. Ms. Haznedar also serves on the board of directors for Allison Transmission where she serves as the Chair of the Finance Committee and a member of the Nomination and Governance committee.
Ms. Haznedar brings strong operational excellence and business leadership to our Board. In addition, her experience in driving growth and innovation, and her deep global experience with lean organizations, identifying and developing talent, combined with her outstanding record of achieving significant profitable growth is a benefit to our Board.
Timothy M. Laurion
Mr. Laurion has served as a director of the Company since February 2023. He retired in November 2022 as a Managing Director and Senior Corporate Banker within Bank of America’s Global Corporate & Investment Banking division, capping a 41-year tenure at one of the world’s largest financial institutions.
As a trusted strategic advisor to boards and C-suite executives of major corporations, Mr. Laurion specializes in capital raising, complex M&A transactions, risk management, and long-term capital allocation. While he spent more than 30 years as the lead banker for most of the nation’s top Environmental and Waste firms—structuring and arranging over $125 billion in financings—his broader expertise includes balance sheet optimization and supporting growth initiatives through disciplined financial oversight. His experience in navigating cyclical markets provides our Board with a practical perspective on value creation.
Mr. Laurion holds a BA from Bowdoin College and an MBA from Suffolk University. He is a Chartered Financial Analyst (CFA) charter holder.
Mr. Laurion brings over four decades of financial leadership rigor to our Board. His extensive background at Bank of America provides the Company with critical insight into global capital markets and sophisticated corporate finance strategies. He offers our Board valuable expertise in M&A execution, enterprise risk management, strategic planning, portfolio realignment, and capital allocation.
Rebecca Martinez O’Mara
Ms. O’Mara has served as a director of the Company since June 2023. She also serves as a director at Kadant, Inc. Prior to joining the Enviri Board, Ms. O’Mara served at Stanley Black & Decker as President of Stanley Industrial Services. In this role, she spearheaded the creation of a new business that focused on sustainability and services while leveraging artificial intelligence to drive continuous improvement and new sources of revenue. Prior to her time at Stanley Black & Decker, Ms. O’Mara was Vice President of Service & Solutions at Grundfos for the Americas Region. Before Grundfos, Ms. O’Mara was Vice President at Sullair, LLC (currently a Hitachi company). Earlier in her career, Ms. O’Mara worked for Caterpillar, Fiat Industrial S.p.A., and AT&T.
Ms. O’Mara brings extensive business experience and operational knowledge in the industrial and manufacturing industry to our Board, and her deep knowledge in sustainability and commitment to embracing diversity will further enhance her contribution to the Company.
Edgar (Ed) M. Purvis, Jr.
Mr. Purvis has served as a director of the Company since February 2018. Mr. Purvis previously served as Executive Vice President and Chief Operating Officer of Emerson Electric Co. (“Emerson”) from January 2015 until his retirement in November 2017. Before that, he served as Executive Vice President in the Emerson Climate Technologies division until 2015 when he became Emerson’s Chief Operating Officer. Prior to working for Emerson, Mr. Purvis served in a number of senior management positions with Copeland Corporation from 1983 until it was acquired by Emerson in 1986. Mr. Purvis is a former member of the executive board of the Air-Conditioning, Heating and Refrigeration Institute, holds a bachelor’s degree in mechanical engineering from the University of Tennessee, a master’s degree in mechanical engineering from the University of Michigan-Dearborn, and a master’s degree in business administration from Capital University in Columbus, Ohio.
During Mr. Purvis’ career at Emerson he was responsible for Emerson’s day-to-day business activities, which included financial reviews, global procurement, logistics, information technology, product development, and strategic planning. His experience brings to our Board valuable insight into the operational challenges for a global organization. In addition, Mr. Purvis brings strong business acumen and leadership skills to our Board.
John S. Quinn
Mr. Quinn has served as a director of the Company since April 2021. Mr. Quinn previously served as executive strategic advisor for LKQ Corporation, a Fortune 500 company and the largest European distributor of aftermarket automotive parts, from 2020 through 2022. From 2015 to 2019, he served as CEO and Managing Director of LKQ Europe. Before that, Mr. Quinn served as Executive Vice President and CFO of LKQ Corporation from 2009 to 2015. Mr. Quinn worked for Casella Waste Industries as SVP, Treasurer and CFO from 2008 to 2009. From 2001 Mr. Quinn served in a variety of roles including CAO and SVP Finance at Allied Waste before the merger with Republic Waste Industries when he continued as SVP Finance through 2008. Prior to joining Allied Waste, he held a number of positions with Waste Management International plc including CAO and Finance Director from 1997 to 2001. He also held a number of financial and operational roles with Waste Management, Inc. subsidiaries in Canada from 1987 to 1997. Mr. Quinn was the Chairman of the board of directors of Mekonomen AB, a company publicly listed on the Stockholm Stock Exchange, from 2017 to 2021, serving on the Audit, Nomination and Remuneration Committees. Mr. Quinn is a retired CPA.
Mr. Quinn brings extensive operational experience in the waste and recycling industries to our Board. His knowledge of these industries provides valuable insights as the Company continues to grow and expand in these industries. In addition, his various finance and accounting roles, both as a retired CPA and in his former positions as chief financial officer and chief accounting officer, provides our Board with considerable financial expertise and insight.
There are no family relationships among any of the executive officers. There are no family relationships among any of the directors, or between any director and any of the Company’s executive officers.
Board Committees
The Board has established standing Audit, Management Development and Compensation (“MD&C Committee”), and Governance Committees. Membership in each of these committees, as of March 1, 2026, is set forth below:

Audit	Management Development & Compensation	Governance
John S. Quinn (Chair)	James F. Earl (Chair)	Carolann I. Haznedar (Chair)
Nicholas C. Fanandakis	Nicholas C. Fanandakis	James F. Earl
Carolann I. Haznedar	Rebecca M. O’Mara	Timothy M. Laurion
Timothy M. Laurion	Edgar M. Purvis, Jr.	Edgar M. Purvis, Jr.
Rebecca M. O’Mara	John S. Quinn
Each director listed above served on their respective committees listed above since April 24, 2025.
The Audit Committee is currently composed of five directors, each of whom is considered independent under the rules of the NYSE and the SEC. The Board has determined that each of Messrs. Fanandakis, Laurion, and Quinn qualifies as an “audit committee financial expert” as that term is defined under the rules promulgated by the SEC.

During the period from January 1, 2025, through April 24, 2025, the membership of each committee was as set forth below:

Audit	Management Development & Compensation	Governance
John S. Quinn (Chair)	Edgar M. Purvis, Jr. (Chair)	Carolann I. Haznedar (Chair)
James F. Earl	James F. Earl	David C. Everitt*
Carolann I. Haznedar	David C. Everitt*	Timothy M. Laurion
Timothy M. Laurion	Rebecca M. O’Mara	Rebecca M. O’Mara
Phillip C. Widman*	John S. Quinn	Edgar M. Purvis, Jr.
Phillip C. Widman*
*Messrs. Everitt and Widman retired from our Board effective April 24, 2025.
The table below identifies the number of meetings held by each committee in 2025 and provides a brief description of the duties and responsibilities of each committee as set forth in each committee’s respective charter, which can be viewed at the Corporate Governance section of our website at https://www.enviri.com/corporate-governance under the Board Committees section.

Committee	Meetings	Duties & Responsibilities
Audit	5
•Oversee financial reporting processes, including meeting with members of management, the external auditors and the internal auditors.
•Review and approve audit and non-audit services, including responsibility for approving the appointment, compensation, retention, and oversight of the work of the external auditors.
•Review results of the annual audit.
•Review adequacy of internal controls.
•Discuss (with management and independent auditors) the Company’s guidelines, policies and controls with respect to risk assessments and risk management.
•Oversee the Company’s ERM framework and the process for identifying ,assessing and monitoring key business risks.
•Oversee (in conjunction with the Governance Committee) the Company’s compliance program.
•Maintain and oversee procedures for (i) the receipt, retention and treatment of complaints received by the Company regarding accounting, internal accounting controls or auditing matters and (ii) the confidential, anonymous submission by employees of concerns regarding questionable accounting or auditing matters.
•Oversee the Company’s processes and risk management protocols regarding cybersecurity and information technology risks and material cybersecurity incidents.
•Review and discuss Quarterly Reports on Form 10-Q and Annual Report on Form 10-K prior to filing with the SEC.
•Review and discuss Quarterly Earnings Releases prior to their release.

Management Development & Compensation	5
•Establish and review the Company’s overall executive compensation philosophy, structure and operation to ensure they do not encourage excessive risk taking.
•Review and approve goals and objectives relevant to executive officer compensation and evaluate performance relative to established goals and objectives.
•Evaluate and approve (or recommend that the Board approve) compensation grants to executive officers under annual and incentive compensation plans, including equity-based compensation, and other executive benefits of executive officers.
•Administer the Company’s clawback policy in the event of a material financial restatement.
•Review incentive compensation plans and equity-based compensation plans.
•Oversee and approve the executive officer assessment, development and succession planning process for the Company.

Governance	5
•Establish criteria for the selection of new directors to serve on the Board.
•Oversee the Company’s Environmental Social & Governance (“ESG”) strategy.
•Identify individuals qualified as candidates to serve on the Board and recommend director candidates for election to the Board.
•Consider matters relating to the retirement of Board members, including term limits or age caps.
•Review matters relating to director and director nominee independence.
•Review and make recommendations to the Board regarding Board and committee size and compensation.
•Oversee the evaluation of the Board and each of its committees.
•Make recommendations to the Board regarding non-employee director compensation, including equity compensation.
•Oversee the Company’s corporate governance program and Corporate Governance Principles.
•Oversee (in conjunction with Audit Committee) the Company’s compliance program.
•Oversee the delegation of risks identified in the ERM framework to the Board and its committees.
•Oversee the chief executive officer assessment, development and succession planning process and provide input on assessment to the MD&C Committee for compensation decisions.

Compensation Committee Interlocks and Insider Participation
Messrs. Everitt, Earl, Fanandakis, Purvis, and Quinn and Ms. O’Mara served as members of our MD&C Committee during 2025. None of them served as one of our officers or employees or as an officer or employee of any of our subsidiaries during that time or in the past, and none of them or any other director served as an executive officer of any entity for which any of our executive officers serve as a director or a member of its compensation committee.
None of the members of our MD&C Committee has a relationship with us that is required to be disclosed under Item 404 of Regulation S-K under the Exchange Act.
Corporate Governance
We have a long-standing commitment to good corporate governance practices. These practices come in many different forms and apply at all levels of our organization. They provide the Board and our senior management with a framework that defines responsibilities, sets high standards of professional and personal conduct and promotes compliance with our various financial, ethical, legal, and other obligations and responsibilities.
Corporate Governance Principles
The Board has adopted Corporate Governance Principles that, along with the charters of the Board committees, provide the framework for our Board’s operation and governance. The Governance Committee is responsible for overseeing and reviewing our Corporate Governance Principles at least annually and recommending any proposed changes to the Board for approval. The Corporate Governance Principles are available on our website at https://www.enviri.com/corporate-governance.
Code of Conduct
We have adopted a Code of Conduct applicable to our directors, officers and employees worldwide. The Code of Conduct is available in booklet form and an online training program facilitates new employee orientation and individual refresher training. Our Code of Conduct is produced in over 20 languages. The Code of Conduct, including amendments thereto or waivers thereof granted to a director or executive officer, if any, can be viewed on our website at https://www.enviri.com/corporate-governance.
Insider Trading Policy
We have adopted insider trading policies and procedures governing the purchase, sale, and other disposition of our securities by directors, officers, and employees that we believe are reasonably designed to promote compliance with insider trading laws, rules and regulations and applicable New York Stock Exchange listing standards. Our insider trading policy states, among other things, that our directors, officers, and employees are prohibited from trading in the Company’s securities while in possession of material nonpublic information. The foregoing summary of our insider trading policy does not purport to be complete and is qualified by reference to our Insider Trading Policy which was filed as Exhibit 19 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, that was filed with the SEC on February 24, 2026.
Delinquent Section 16(a) Reports
Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than 10% of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of our Common Stock and other equity securities. Officers, directors and holders of greater than 10% of our Common Stock are required by regulations of the SEC to furnish us with copies of all Section 16(a) reports they file.
To our knowledge, based solely upon a review of the copies of such reports filed electronically with the SEC and/or written representations that no other reports were required to be filed during 2025, all filing requirements under Section 16(a) applicable to our executive officers, directors and 10% stockholders were satisfied timely, except that on April 29, 2025, due to an administrative error, each of Mr. Quinn and Ms. Haznedar filed a late Form 4 to report the vesting of restricted stock units.

Item 11.    Executive Compensation.
EXECUTIVE AND DIRECTOR COMPENSATION
Compensation Discussion and Analysis
Overview
Our executive compensation program’s primary objective is aligning our executives’ pay with the interests of our stockholders. The program is also designed to reward short- and long-term financial, strategic and operational business results, while facilitating the Company’s need to attract, motivate, develop, and retain highly qualified executives who are critical to our long-term success.
This Compensation Discussion and Analysis (“CD&A”) reviews the objectives and elements of Enviri’s executive compensation program and discuss the 2025 compensation earned by our named executive officers (“NEOs”).

Name	Position
F. Nicholas Grasberger III(1)	Chairman & Chief Executive Officer
Tom G. Vadaketh(2)	Senior Vice President & Chief Financial Officer
Russell C. Hochman(3)	President & Chief Operating Officer
Jeffrey A. Beswick	Senior Vice President & President, Clean Earth
Jennifer O. Kozak(4)	Senior Vice President & Chief Human Resources Officer
__________________
(1)On November 21, 2025, Enviri announced that Mr. Grasberger, our Chairman and CEO will remain with Enviri through the completion of the transactions contemplated in the Merger Agreement and the Separation Agreement to support a seamless transition to the New Enviri management team. On November 20, 2025, Mr. Grasberger was succeeded by Mr. Hochman as President of Enviri.
(2)On January 5, 2026, Enviri announced that Mr. Vadaketh will retire but remain with Enviri through the completion of the transactions contemplated in the Merger Agreement and the Separation Agreement.
(3)On November 21, 2025, Enviri announced that Mr. Hochman was appointed to serve as Enviri’s President and Chief Operating Officer and that effective on the closing date of the transactions contemplated in the Merger Agreement and the Separation Agreement, Mr. Hochman will become the CEO of New Enviri. On November 20, 2025, Mr. Hochman ceased serving in his prior role as Senior Vice President, General Counsel, Chief Compliance Officer & Corporate Secretary of Enviri.
(4)On April 13, 2026, Ms. Kozak announced she will depart Enviri following the completion of the transactions contemplated in the Merger Agreement and the Separation Agreement.
Advisory Vote on Named Executive Officer Compensation
At our 2025 Annual Meeting, approximately 94% of the votes cast were in support of our executive compensation proposal. The Board and the MD&C Committee viewed this strong support as an indicator of general approval of our approach to executive compensation.
We continue to engage our stockholders on various issues through ongoing stockholder engagement. During these engagement meetings, stockholders have an opportunity to provide feedback on a variety of topics, including executive compensation. The MD&C Committee will continue to consider stockholders’ viewpoints in the development and approval of all compensation policies and practices at Enviri.
Executive Summary with 2025 Compensation Highlights
Our executive compensation program’s primary objective is aligning our executives’ pay with the interests of our stockholders. The program is also designed to reward short- and long-term financial, strategic, and operational business results, while facilitating the Company’s need to attract, motivate, develop, and retain highly qualified executives who are critical to our long-term success.
Target Total Direct Compensation
•Base salary increases effective January 1, 2025, ranged between 0% and 5%.
•There were no changes to Annual Incentive Plan (“AIP”) or Long-Term Incentive Plan (“LTIP”) target award opportunities for the current NEOs, except for Mr. Hochman due to his appointment as Enviri’s President and Chief Operating Officer.

AIP Design and Payouts
•The MD&C Committee retained its approach to determining AIP awards using a balanced scorecard focused on two key areas: financial goals (80%) and non-financial goals (20%).
•For 2025, the MD&C Committee approved changes to the financial metric by replacing the Business Unit Contribution with two distinct performance metrics: Adjusted EBITDA and Adjusted Free Cash Flow (“Adjusted FCF”). This change enhances NEO accountability by sharpening the focus on profitable growth, operational efficiency, and disciplined capital management.
•Preset non-financial goals for 2025 are based on strategic efforts deemed critical to the Company’s success for the NEOs, except for Mr. Beswick. Mr. Beswick’s non-financial goals are a mix of strategic (10%) and ESG goals (10%).
•Based on the Company’s financial and non-financial performance against the pre-determined measures under the AIP, awards ranged between 56.6% and 100.80% of target opportunity.
For further details, please refer to the “2025 AIP Awards” section below.
LTIP Payouts (PSUs) for the 2023-2025 Performance Period
•Enviri’s Total Stockholder Return (“TSR”) performance relative to the S&P 600 Industrials Index was at the 84th percentile.
•As a result, the NEOs earned 200% of the PSUs granted in 2023.
For further details, please refer to the “2025 LITP” section below.

Compensation Guiding Principles
The following principles guide the MD&C Committee’s design of Enviri’s executive compensation program. These principles reflect Enviri’s belief that well-structured compensation programs are essential to drive performance, support strategic objectives, and align with stockholder interests.

Guiding Principles	How Enviri Employed Them
Promote a Performance-Oriented Environment
•Ensured that employees had a clear line-of-sight between their actions, business results, and alignment to stockholder value creation;
•Provided greater rewards to individuals and teams who most positively impacted the success of the business; and
•Differentiated compensation to retain high-performing and high-potential talent and attract high-caliber talent.

Provide Market-Competitive Rewards
•Regularly monitored market practices and trends in industries where Enviri competed for talent;
•Structured the program to target the median of relevant markets for talent; and
•Considered realized pay outcomes relating to Enviri’s stock performance and business results.

Allow Flexibility within a Common Framework
•Created a program with a common global strategy and framework; and
•Allowed flexibility to accommodate the unique talent and compensation needs of Enviri’s diverse businesses, workforce, and global markets.

Adhere to a Clear Governance Model	•Employed appropriate oversight and controls to govern design and administration; and •Clearly defined the roles and responsibilities of all program stakeholders.
Be Well Communicated
•Specified the objectives, design, and value of each component of fixed and variable compensation within the context of total rewards; and
•Used multiple sources of communication to help ensure the link between pay and performance was well understood by key participants and stakeholders.

Talent Management Strategy
Integral to these guiding principles was Enviri’s talent management strategy, developed by management and overseen by the MD&C Committee and the Board. Achieving Enviri’s strategic goals and delivering long-term stockholder value requires a consistent focus on attracting, developing and retaining a high-performing senior leadership team.
Each year, including 2025, Enviri conducts a comprehensive talent review to assess the organizational capabilities necessary to execute its strategy, evaluate executive team performance, and identify succession depth and retention risks for key leadership roles. The MD&C Committee and the Board provide feedback on these assessments, and directors were regularly involved in the selection and evaluation of executive officers.

Elements of Enviri’s 2025 NEO Compensation Program
Enviri’s executive compensation program is designed primarily to align executive pay outcomes with the interests of Enviri’s stockholders. The program is designed to reward achievement of short- and long-term financial, strategic, and operational objectives, while supporting Enviri’s ability to attract, motivate, develop, and retain highly qualified executives critical to its long-term success. The key elements of the Enviri 2025 NEO compensation program were as follows:

Element	Description
Base Salary	•Annual fixed source of income based on competitive market data.
Annual Incentive Plan (“AIP Awards”)	•Variable, performance-based annual cash payment linked to, and focused on, financial and strategic goals. •Business unit non-financial objectives, including ESG goals.
Long-Term Incentive (“LTIP Awards”)
•Variable, performance and time-based annual awards comprised of a mix of equity vehicles, including performance share units (“PSUs”), restricted stock units (“RSUs”), and stock appreciation rights (“SARs”).
•Realizable compensation based upon Enviri’s stock price performance and total stockholder return (“TSR”).

Target Total Direct Compensation Mix
For 2025, the MD&C Committee designed Enviri’s executive compensation program to emphasize performance-based pay over fixed compensation. A substantial majority of each NEO’s target total direct compensation was variable and, therefore, “at risk” and dependent on the achievement of annual and long-term performance goals under Enviri’s annual incentive plan and long-term incentive plan, with 66.9% of the CEO’s target total direct compensation at risk and an average of 54.2% of target total direct compensation at risk for the other NEOs. This mix reflects the MD&C Committee’s belief that a significant portion of executive pay should be directly aligned with company performance and stockholder value creation.

Program Governance and Oversight
The MD&C Committee maintains a disciplined approach to executive compensation governance, emphasizing transparency, independence, and alignment with stockholder interests. The MD&C Committee ties a significant portion of executive pay to performance and used both financial and strategic measures to determine incentive outcomes.

WHAT ENVIRI DOES	WHAT ENVIRI DOESN’T DO

•Tie a substantial portion of executive pay to performance.
•Maintain stock ownership guidelines for executives and directors.
•Apply a “double-trigger” standard for change-in-control severance.
•Maintain a clawback policy consistent with SEC and New York Stock Exchange (“NYSE”) requirements.
•Use an independent compensation consultant reporting directly to the MD&C Committee.
•Conduct annual risk assessments of incentive programs.
•PSUs earned above target only when Enviri’s TSR is positive.

•Provide tax gross-ups or single-trigger severance benefits.
•Reprice stock options or SARs.
•Pay dividends or dividend equivalents on unearned performance awards.
•Permit hedging or pledging of Enviri stock; nor short sales.
•Offer employment agreements with guaranteed compensation.
•Provide excessive perquisites or other non-performance-based benefits.

Compensation Decision-Making Framework
General Process
The MD&C Committee determined 2025 compensation for the NEOs in accordance with its established annual process. In making these determinations, the MD&C Committee reviewed Enviri’s overall performance, market conditions, and individual executive contributions. The MD&C Committee also considered:
•The achievement of financial performance objectives, including Adjusted EBITDA and Adjusted FCF;
•Progress towards key strategic, operation, and ESG initiatives within each NEO’s scope of responsibility; and
•Market competitive compensation levels reflected in survey data and peer group data.
Roles
MD&C Committee
All members of the MD&C Committee were independent directors under applicable NYSE listing standards. The MD&C Committee oversaw the design and administration of Enviri’s 2025 NEO compensation program, approved the compensation of the CEO, and reviewed and approved compensation recommendations for the other NEOs.
Chairman & CEO
Our Chairman & CEO, Mr. Grasberger, assisted by our Human Resources department, administered the executive compensation program as delegated by the MD&C Committee. Mr. Grasberger met with the MD&C Committee and, in collaboration with the independent compensation consultant, made recommendations related to the overall structure of our NEO compensation program, set and evaluated 2025 AIP metrics, including the non-financial measures, and made specific recommendations regarding the form and amount of compensation opportunities for the other NEOs.
Final decisions regarding NEO compensation are always made by the MD&C Committee, and the Chairman & CEO did not play any role with respect to his own compensation.

Independent Compensation Consultant
The MD&C Committee retained Pearl Meyer & Partners, LLP (“Pearl Meyer”) as its independent compensation consultant for 2025. Pearl Meyer advised the MD&C Committee on market practices, peer group composition, and program design and attended meetings at the MD&C Committee’s request. The MD&C Committee evaluated Pearl Meyer’s independence in accordance with NYSE listing standards and Rule 10C-1 of the Exchange Act and determined that the engagement raised no conflicts of interest.
Management Consultants
Our Human Resources department retained Willis Towers Watson (“WTW”) during 2025 to provide additional executive compensation support. Our Human Resources department also used various survey data compiled by WTW to provide information to the MD&C Committee as part of its decision-making processes.
In 2025, WTW also provided pension plan-related and other similar advice to our Human Resources and Finance departments as well as measurement support for various casualty exposures. The decision to engage WTW for the services unrelated to Enviri’s executive compensation program was made by Enviri’s management.
How We Used Market Data for 2025 Pay Decisions
In establishing 2025 compensation levels for the NEOs, the MD&C Committee sought to align executive pay opportunities with competitive market levels for comparable roles. With the assistance of its independent compensation consultant, Pearl Meyer, the MD&C Committee reviewed two primary sources of information: broad-based compensation survey data and a defined group of publicly traded peer companies. The MD&C Committee generally targeted total direct compensation for NEOs at or near the market median (50th percentile) and exercised discretion to adjust individual pay levels to reflect each executive’s experience, performance, and scope of responsibility.

Item	Key Details, Processes and Decisions
Survey Data
•Selected surveys focused on capital goods, industrial manufacturing, diversified metals and minerals, environmental services, and commodity-based companies reflecting similar revenue size to Enviri.
•The MD&C Committee did not materially rely upon data from any individual company participating in any of the surveys in making compensation decisions.

Compensation Peer Group
•Compensation data obtained from SEC filings helped the MD&C Committee understand the pay levels in industries in which Enviri competed for talent.
•Focused on elements of compensation (base salary, annual bonus, and long-term incentives) for executives at companies with comparable revenues, industry focus, enterprise value, number of employees, global (multi-national) footprint, market capitalization, and other similar business-related factors.

The MD&C Committee applies judgment in setting final compensation opportunities, which could vary above or below the market median based on individual performance, specialized expertise, or other business considerations.
2025 Compensation Peer Group
For 2025, the MD&C Committee reviewed the composition of Enviri’s compensation peer group to confirm that it continued to reflect companies comparable to Enviri in terms of industry, scale, and operational complexity. With input from Pearl Meyer, the MD&C Committee selected peer companies that generally meet the following criteria:
•Diversified industrial organizations, including companies in these primary industries: Environmental & Facilities Services and related companies as well as Industrial Machinery, Specialty Chemical, Construction Machinery and Heavy Trucks and Metals & Minerals;
•Global (multi-national) footprint, number of employees, operating in many individual locations with approximately 30% or more of total revenues deriving from outside the United States;
•Asset or capital intensive nature or long-term contract service providers;

•Diversified industrial organizations, including companies in these primary industries: Environmental & Facilities Services and related companies as well as Industrial Machinery, Specialty Chemical, Construction Machinery and Heavy Trucks and Metals & Minerals; and
•Companies with revenues and other financial characteristics—such as enterprise value, market capitalization, operating income, and net income—generally ranging from approximately one-half to two-and-a-half times the size of Enviri.
The MD&C Committee periodically reviewed the compensation peer group to confirm that it remained aligned with Enviri’s business profile, and the parameters described above. For 2025, the MD&C Committee, with input from Enviri management and Pearl Meyer, approved the removal of two prior peers—Evoqua Water Technologies Corp. and Heritage-Crystal Clean, Inc.—primarily due to merger and acquisition activity, and the addition of one company—Casella Waste Systems, Inc.—to maintain overall comparability. Although other companies compete with Enviri’s business segments, certain potential peers were excluded because their size, scope, or operations differed materially from Enviri’s. The following companies comprised Enviri’s 2025 compensation peer group (“Enviri’s 2025 Compensation Peer Group”):

2025 Enviri Compensation Peer Group
•ATI Inc. •Astec Industries Inc. •BrightView Holdings, Inc. •Casella Waste Systems, Inc. •CECO Environmental Corp. •Clean Harbors, Inc. •Commercial Metals Company	•Ecovyst Inc. •EnPro Industries, Inc. •GFL Environmental Inc. •Gibraltar Industries, Inc. •Minerals Technologies Inc. •Montrose Environmental Group, Inc. •Stericycle, Inc.
2025 Enviri Compensation Decision Details
The MD&C Committee considered competitive market data, internal equity, and individual performance when determining 2025 compensation levels for the NEOs. With input from Pearl Meyer, the MD&C Committee reviewed compensation information from Enviri’s 2025 Compensation Peer Group and relevant survey sources. Target total direct compensation opportunities were generally positioned near the market median, with adjustments based on the scope of responsibilities, experience, and performance.
The MD&C Committee exercised judgment to ensure that total compensation remained competitive and aligned with Enviri’s performance and stockholder interests.
2025 Executive Compensation Program
Base Salary
Base salary represents the fixed portion of total compensation and is designed to provide a stable source of income and support the attraction and retention of executive talent. For 2025, the MD&C Committee established base-salary levels for the NEOs based on market data from Enviri’s 2025 Compensation Peer Group and relevant survey sources, as well as individual experience, scope of responsibility, and performance.

The MD&C Committee approved merit-based salary adjustments for 2025 consistent with Enviri’s overall compensation framework for U.S. employees. The table below reflects the base salaries approved by the MD&C Committee:

Executive	Base Salary as of January 1, 2025	2025 Merit Increase Percentage
F. Nicholas Grasberger III	$1,014,269	0%
Tom G. Vadaketh	$650,000	4.0%
Russell C. Hochman(1)	$599,982	3.5%
Jeffrey A. Beswick	$518,700	5%
Jennifer O. Kozak	$441,324	3.5%
(1)On November 21, 2025, the Company announced that Mr. Hochman was appointed to serve as Enviri’s President and Chief Operating Officer. Effective November 20, 2025, Mr. Hochman’s base salary was increased to $750,000.
2025 AIP Awards
The NEOs were eligible to participate in the 2025 AIP (“2025 AIP”), which provided the opportunity to earn performance-based cash awards based on the achievement of pre-established financial and strategic objectives. The 2025 AIP was designed to align incentive opportunities with the achievement of Enviri’s near-term operating and financial commitments, support profitable growth and operational efficiency, emphasize disciplined and effective use of capital, incorporate widely recognized financial performance metrics to enhance transparency, and include strategic and ESG objectives that advanced Enviri’s long-term value creation goals.
For 2025, the MD&C Committee approved a 2025 AIP design that placed greater emphasis on financial performance and operational discipline. Under the 2025 AIP, Adjusted EBITDA and Adjusted FCF together accounted for 80% of the overall award opportunity, reflecting Enviri’s focus on profitability and cash generation. The remaining 20% of the award was based on strategic and ESG objectives. The MD&C Committee retained discretion to reduce final payouts as appropriate based on overall performance and other relevant factors.
2025 AIP Award Opportunity
Target annual incentive opportunities under the 2025 AIP were expressed as a percentage of base salary, with potential payouts ranging from 0% to 200% of the target award amount. Target opportunities were established by the MD&C Committee based on each NEO’s level of responsibility, scope of influence on Enviri’s results, and a review of relevant market benchmarking data. For 2025, there were no changes to target annual incentive opportunities for any NEOs. The weighting of financial and non-financial performance goals for each NEO is presented in the table below.

Executive	Target 2025 AIP Award Opportunity (as a % of Base Salary)	Financial Goals (80%)				Non-Financial Goals (20%)
		Adjusted EBITDA		Adjusted FCF		Strategic Goals	ESG Goals
		Enviri Consolidated	Business Segment	Enviri Consolidated	Business Segment
F. Nicholas Grasberger III	110%	60%	0%	20%	0%	20%	0%
Tom G. Vadaketh	80%	60%	0%	20%	0%	20%	0%
Russell C. Hochman(1)	69.02%	60%	0%	20%	0%	20%	0%
Jeffrey A. Beswick(2)	75%	20%	40%	0%	20%	10%	10%
Jennifer O. Kozak	65%	60%	0%	20%	0%	20%	0%
__________________
(1)Mr. Hochman’s target 2025 AIP award opportunity of 69.02% was calculated based on his prorated target AIP opportunity of (i) 65% during the period he served as Enviri’s SVP, General Counsel, Chief Compliance Officer & Corporate Secretary, which was January 1, 2025, through November 19, 2025 (representing 88.51% of 2025), and (ii) 100% during the period he served as Enviri’s President & Chief Operating Officer, which was November 20, 2025, through December 31, 2025 (representing 11.49% of 2025).
(2)Mr. Beswick, as Senior Vice President and President of Clean Earth, had the majority of his 2025 AIP award tied to his business segment Adjusted EBITDA and Adjusted FCF. In addition, a portion of his 2025 AIP award was tied to specific Clean Earth ESG goals.

2025 AIP Metrics Summary
The financial metrics under the 2025 AIP for the NEOs (other than Mr. Beswick) consisted of Enviri Consolidated Adjusted EBITDA and Enviri Consolidated Adjusted FCF, which together represented 80% of the total award opportunity. The remaining 20% of the total award opportunity was based on non-financial metrics related to strategic initiatives supporting Enviri’s enterprise priorities.
Mr. Beswick, as Senior Vice President and President of Clean Earth, had the majority of his 2025 AIP award opportunity based on his business segment’s Adjusted EBITDA and Adjusted FCF. The remaining portion of his award opportunity was based on Clean Earth strategic goals (10% weighting) and ESG objectives (10% weighting)
The following table summarizes the financial and non-financial metrics used to determine 2025 AIP opportunities for the NEOs:

Metric	How It’s Measured
FINANCIAL (80%)
Adjusted EBITDA(1)	Income from continuing operations (adjusted to exclude certain special items as determined by the MD&C Committee), measured at the consolidated level for most NEOs and at both consolidated and business segment levels for certain NEOs.
Adjusted FCF(2)	Operating cash flow less capital and intangible expenditures (adjusted for New Capital Leases included in the Annual Operating Plan (“AOP”) and other special items as determined by the MD&C Committee), measured at the consolidated level for most NEOs and at both consolidated and business segment levels for certain NEOs.
NON-FINANCIAL (20%)
Strategic Goals	Enviri	20%	•Management of the capital structure. •Evaluation and analysis of the portfolio strategy. •Strengthen Harsco Rail’s operating structure while managing risk.
	Clean Earth Business	10%	•Unify Clean Earth Business under a single network. •Complete critical capital investments. •Advance per- and polyfluoroalkyl substances (“PFAS”) initiatives. •Improve facility operations.
ESG Goals	Clean Earth Business	10%	•Achieve the total recordable incident rate (“TRIR”) goal while strengthening the safety culture. •Focus on strengthening manager skills. •Incur no compliance issues.
__________________
(1)Adjusted EBITDA is a non-GAAP financial measure and consists of income (loss) from continuing operations adjusted to add back income tax expense; equity income of unconsolidated entities, net; net interest expense; defined benefit pension income (expense); facility fees and debt-related income (expense); and depreciation and amortization (excluding amortization of deferred financing costs); and excludes unusual items. Segment Adjusted EBITDA consists of operating income from continuing operations adjusted to exclude unusual items and add back depreciation and amortization (excluding amortization of deferred financing costs).
(2)Adjusted FCF is a non-GAAP financial measure and consists of net cash provided (used) by operating activities less capital expenditures and expenditures for intangible assets; plus capital expenditures for strategic ventures, total proceeds from sales of assets, and certain transaction-related / debt-refinancing expenditures. It is important to note that Adjusted FCF does not represent the total residual cash flow available for discretionary expenditures since other non-discretionary expenditures, such as mandatory debt service requirements and settlements of foreign currency forward exchange contracts, are not deducted from this measure.
Financial Metrics: Performance Range
For 2025, the MD&C Committee established the following threshold, target, and maximum performance levels based on the 2025 AOP approved by the Board and supported by sensitivity analyses around earnings and cash-flow assumptions. These levels were intended to align management accountability with Enviri’s focus on profitability, cash generation, and disciplined capital deployment.

Performance Metric	Performance Range ($ Millions)(1)
	Threshold (50% of Target)	Target (100% AIP Payout)	Maximum (200% AIP Payout)
Enviri Consolidated Adjusted EBITDA	$282.9	$320.1	$352.6
Enviri Consolidated Adjusted FCF	$(20.4)	$6.4	$31.3
Clean Earth Business Adjusted EBITDA	$157.5	$168.0	$180.0
Clean Earth Business Adjusted FCF	$89.6	$97.0	$105.4
__________________
(1)Payouts are interpolated between each specific performance level using a non-linear payout schedule.
Enviri’s consolidated financial goals were designed to promote accountability for enterprise-wide results, and the business segment goals aligned incentive opportunities with the financial measures most directly influenced by segment leadership. In establishing the 2025 targets, the MD&C Committee considered 7% year-on-year EBITDA growth (excluding business divestitures and foreign exchange impacts) and positive Free Cash Flow. In determining the 2025 EBITDA target, we reviewed planned growth for 2025, the prior year’s financial performance, anticipated impact of investments, expected benefits from key initiatives and improvements and actions to strengthen cash flow and asset performance as well as the outlook for key end-markets for each business segment. These considerations informed the calibration of threshold, target, and maximum performance levels for 2025.
Non-Financial Goals and Performance Range
The 2025 strategic and ESG goals were established at the beginning of the year using an approach consistent with that applied to the financial performance goals. These goals were approved by the MD&C Committee to focus senior management on near-term objectives that supported Enviri’s long-range business and sustainability priorities. Payouts on the non-financial goals portion of the 2025 AIP award could range from 0% to 200% of target, based on the MD&C Committee’s assessment of performance against the established objectives. The MD&C Committee reviewed progress toward achievement of these goals on a regular basis throughout the year.
2025 AIP Results
Following the completion of fiscal 2025, the MD&C Committee reviewed the performance against the approved financial and non-financial goals under the 2025 AIP and certified the results in accordance with the plan’s terms. Based on this review, MD&C Committee approved final AIP awards for the NEOs.
For the financial portion of the award (80% weighting), payouts were determined using the performance ranges established at the beginning of the year for Adjusted EBITDA, net of nonrecurring, unusual items determined by the MD&C Committee and Adjusted FCF. Payout earned for Enviri’s Adjusted EBITDA was 61%, while no payout was earned for Adjusted FCF. For the non-financial portion (20% weighting), the MD&C Committee assessed achievement of the strategic and ESG objectives approved at the start of 2025. See the table below for the assessment and the outcomes of the 2025 non-financial measures. In both cases, the MD&C Committee applied the terms of the plan and its discretion to reduce (but not increase) awards as appropriate based on overall performance and other relevant factors.

NON-FINANCIAL METRICS
2025 WEIGHTINGS BY BUSINESS SEGMENT AND OUTCOMES
Strategic Goals	Enviri Corporation	20%	100% = CEO 125% = Other NEOs	•Credit agreement and securitization facility successfully amended. •Executed definitive agreement with Veolia. •Continued effort to improve operational challenges.
	Clean Earth	10%	200%
•Various components implemented to advance its operation and billing systems.
•Completed critical capital investments.
•Milestones successfully met to advance PFAS offering.
•Improved facility operations including an organization re-alignment.

ESG Goals	Clean Earth	10%	100%	•Achieved the TRIR goal while strengthening the safety culture. •Three specific training programs developed and delivered. •No compliance issues occurred.
Based on the financial and non-financial performance achievement results, the NEOs earned AIP awards for the 2025 performance as follows:

		Financial Results				Non-Financial Results
Executive	FY’25 Target AIP	Enviri Adjusted EBITDA	Enviri Adjusted FCF	Business Unit Adjusted EBITDA	Business Unit Adjusted FCF	Strategic Goals	ESG Goals	Result (as a % of Target)	Final AIP Earned
F. Nicholas Grasberger III	$1,115,696	61%	0%	n/a	n/a	100%	n/a	56.6%	$631,484
Tom G. Vadaketh	$520,000	61%	0%	n/a	n/a	125%	n/a	61.6%	$320,320
Russell C. Hochman	$431,306	61%	0%	n/a	n/a	125%	n/a	61.6%	$265,684
Jeffrey A. Beswick(1)	$389,025	61%	n/a	100%	93%	200%	100%	100.8%	$392,137
Jennifer O. Kozak	$286,861	61%	0%	n/a	n/a	125%	n/a	61.6%	$176,706
__________________
(1)Clean Earth Business Adjusted EBITDA was $168.0 million and Clean Earth Business Adjusted FCF was $95.4 million. Mr. Beswick’s calculation was based on 20% Adjusted Enviri EBITDA, plus 40% Clean Earth Business Adjusted EBITDA, plus 20% Clean Earth Business Adjusted FCF, plus 10% Clean Earth Business Strategic goals, plus 10% Clean Earth Business ESG goals resulting in a combined payout factor of 100.8%.
Enviri Long-Term Incentive Plan Awards
For 2025, the MD&C Committee approved LTIP awards designed to align the interests of executives with those of Enviri stockholders and to promote long-term value creation. The program provided a mix of performance-based and time-based equity awards to balance pay for performance with retention objectives. The MD&C Committee determined this mix based on market practices, individual roles, and Enviri’s overall compensation framework. LTIP awards are intended to:
•Link executive compensation to the creation of sustained stockholder value;
•Support meaningful stock ownership in accordance with Enviri’s stock ownership guidelines;
•Encourage cross-functional leadership and collaboration; and
•Promote retention of key executives whose performance is critical to Enviri’s long-term success.
Setting 2025 LTIP Award Opportunities
For the 2025 LTIP award cycle, the MD&C Committee and the Board established target award levels for each NEO as a percentage of base salary. In determining these targets, the MD&C Committee considered each NEO’s level of responsibility, scope of influence on Enviri’s results, and relevant market benchmarking data. Target award levels were designed to position total direct compensation within a competitive range of market median levels for similar roles, while recognizing that the realized value of LTIP awards will depend on Enviri’s future stock price performance and total stockholder return.
The following table summarizes the long-term incentive target award levels approved by the MD&C Committee for 2025.

Executive	FY’25 Target LTIP Award Level As a Percentage of Base Salary
F. Nicholas Grasberger III	375%
Tom G. Vadaketh	250%
Russell C. Hochman	150%
Jeffrey A. Beswick	150%
Jennifer O. Kozak	125%
2025 LTIP Award Mix
For 2025, the MD&C Committee approved the LTIP structure consisting of PSUs, RSUs, and SARs. The mix of award types was intended to balance performance-based and service-based incentives, support alignment with stockholder interests, and promote executive retention.
The 2025 LTIP award mix for the CEO consisted of 50% PSUs, 25% RSUs, and 25% SARs. For the other NEOs, awards were allocated equally across the three vehicles (approximately one-third each).
PSUs link compensation directly to Enviri’s long-term stockholder value creation by tying vesting to Enviri’s TSR performance relative to the S&P 600 Industrials Index (the “Index”). The 2025 PSU performance period covers January 1, 2025, through December 31, 2027. TSR is calculated based on the 90-day average stock price prior to the beginning of the performance period and the 90-day average stock price at the end of the performance period, with dividends assumed to have been reinvested on the ex-dividend date. PSU awards are settled either in shares of Enviri common stock or cash following the MD&C Committee’s certification of results, and participants receive accumulated dividend equivalents on any earned shares. Payouts are capped at 100% of target if Enviri’s TSR is negative over the three-year performance period. The number of shares earned is determined based on Enviri’s relative TSR percentile ranking, as shown below (achievement will be interpolated between the various performance points on the table):

Performance Level	Index Percentile Achievement	Payout as a % of Target
Maximum	75th	200%
Target	50th	100%
Threshold	25th	25%
Below Threshold	Below 25th	0%
RSUs provide a retention-focused component of long-term compensation and vest ratably in equal annual installments over a three-year period, subject to continued employment. Vesting of RSUs reinforces alignment with stockholder interests by tying executive value to Enviri’s long-term stock performance.
SARs provide value only to the extent that Enviri’s stock price appreciates following the grant date. SARs generally vest in one-third increments over a three-year period and have a ten-year term from the grant date. The exercise price for each SAR is equal to the closing price of Enviri common stock on the grant date, ensuring that executives realize value only when stockholders experience positive returns.
Vesting of 2023 PSUs
PSUs granted in 2023 vested based on Enviri’s TSR performance relative to the Index over the three-year performance period ending December 31, 2025. The program measured Enviri’s TSR using the 30-day average stock price at the beginning and end of the performance period, with dividends assumed to have been reinvested on the ex-dividend date.

Enviri’s TSR performance for the period ranked at the 84th percentile of the Index, which resulted in a payout of 200% of the units granted in 2023.
Accelerated Vesting of 2024 and 2025 PSUs for Certain NEOs
In December 2025, in order to mitigate the negative effects of the transactions contemplated by the Merger Agreement and the Separation Agreement, under Section 280G of the Internal Revenue Code of 1986, as amended (the “Code”) on Enviri and its employees, including the NEOs identified in the table below, the MD&C Committee determined that it was appropriate to accelerate vesting of certain PSUs granted in 2024 and 2025. Enviri conditioned this accelerated vesting on each NEO executing an agreement providing the following protections (the “Clawback Agreements”):
•If the Merger Agreement is terminated in accordance with its terms without the transactions being consummated, the NEO will be required to repay to Enviri or its successor a “recoupment amount” equal to the excess of the fair market value of the number of shares of Enviri’s common stock subject to the accelerated PSUs over the fair market value of the shares subject to the number of the PSUs that the NEO would have earned in the ordinary course (or in connection with a different corporate transaction), in each case, measured as of the applicable vesting event. This recoupment amount would also be reduced by Enviri to account for taxes paid by the NEO as a result of the accelerated vesting and any other amounts Enviri determines to be appropriate.
•If the NEO’s employment with Enviri is terminated (a) by the NEO or (b) by Enviri for cause, in either case, prior to consummation of the transactions contemplated in the Merger Agreement and the Separation Agreement, the NEO will be required to repay to Enviri or its successor a recoupment amount equal to the fair market value of the number of shares of Enviri’s common stock equal to the number of accelerated PSUs, measured as of December 17, 2025. This recoupment amount would also be reduced by Enviri to account for taxes paid by the NEO as a result of the accelerated vesting and any other amounts Enviri determines to be appropriate.
•The NEO is required to comply with the terms of a restrictive covenant agreement attached to the Clawback Agreement. If the NEO fails to comply with the restrictive covenants, the NEO will be required to repay to Enviri or its successor an amount equal to the fair market value of the number of shares of Enviri’s common stock equal to the number of accelerated PSUs, measured as of December 17, 2025, less taxes paid by the NEO as a result of the accelerated vesting, and may also be subject to further legal and equitable remedies available to Enviri.
The MD&C Committee determined that it was appropriate to accelerate vesting and settlement of the PSUs granted in 2024 and 2025 at a payout level of 200% of the target number of PSUs in order to mitigate the negative effects of the transactions contemplated in the Merger Agreement and the Separation Agreement under Section 280G of the Code, as reflected in the table below.

Executive	Accelerated PSUs at 200% Performance Achievement
	2024 PSUs	2025 PSUs
F. Nicholas Grasberger III	432,920	630,766
Tom G. Vadaketh	127,034	-
Russell C. Hochman	70,682	-
Jeffrey A. Beswick	50,204	86,020
Jennifer O. Kozak	43,334	60,992
Other Enviri Compensation Elements
During 2025, the NEOs participated in the same broad-based employee benefit programs generally available to Enviri’s U.S. employees, including health insurance, disability insurance, and participation in Enviri’s 401(k) plan. In addition, term life insurance benefits equal to two times base salary, up to a maximum of $800,000, were provided to each NEO. The NEOs were also eligible to participate in the Non-Qualified Retirement Savings and Investment Plan – Deferred Compensation Plan (“NQ RSIP”), which supplements the Retirement Savings and Investment Plan (“RSIP”) with respect to 401(k) contributions that could not be made because of limitations under the Code.

Enviri provides limited perquisites and personal benefits to the NEOs that are consistent with those available to employees in comparable positions at similar sized companies. The values of these perquisites and benefits are reflected in the “All Other Compensation” column of the 2025 Summary Compensation Table and detailed in the accompanying All Other Compensation Table. See “—2025 Summary Compensation Table” and “—All Other Compensation.”
Retirement Plans
RSIP. Under the RSIP, Enviri makes matching contributions equal to 100% of the employees’ contributions on the first 3% of compensation and 50% on the next 2% of compensation. The RSIP also provides for a discretionary contribution, determined annually by Enviri, to the account of each eligible employee who remains an active participant as of December 31 of the plan year.
NQ RSIP. Under the NQ RSIP, Enviri provides the matching and discretionary contributions, if any, that would otherwise be made to the participants’ RSIP accounts in respect of their contributions but for limitations imposed by the Code. Enviri’s contributions to the NQ RSIP are made in the form of credits of non-qualified deferred compensation to bookkeeping accounts maintained as a record of the benefits to which employees are entitled.
Employment Agreements with NEOs
Enviri is not a party to any employment agreements with its NEOs.
Potential Payments upon Change in Control and Other Termination Events
Enviri currently maintains change-in-control severance arrangements for its NEOs that provide severance benefits in connection with a qualifying termination of employment following a change in control or material divestment. Additional information regarding Enviri’s existing arrangements appears under “—Potential Payments upon Termination or Change in Control” below.
Stock Ownership Guidelines
In 2025, we continued to maintain stock ownership guidelines that applied to the NEOs. Our stock ownership guidelines encourage the retention of stock acquired through our LTIP awards. The stock ownership guidelines are established as a multiple of each NEO’s base salary and were benchmarked against the stock ownership guidelines for similarly situated executives at peer group companies. They were also based on the Board’s determination of appropriate share ownership levels based on our compensation system. Under the guidelines, each NEO is encouraged to own a specific amount of our common stock and is restricted from selling shares until the guideline has been satisfied.
Our NEOs have five years from the date they are first granted LTIP awards to comply with the guidelines. If a NEO is promoted into a position with greater ownership requirements, that individual has five additional years to comply with the new guidelines. All common stock held by the NEOs, whether acquired because of an LTIP award or otherwise, is included in determining whether they have achieved the applicable ownership guideline. Unvested stock options, unvested PSUs, and unvested SARs are not included in calculating whether the guidelines have been met. Failure to meet the guidelines within the applicable five-year period will result in a review by the MD&C Committee to determine the cause of such failure and to develop an appropriate corrective action plan.
All NEO’s have met their ownership guidelines as of December 31, 2025.
Right to Recover Incentive Compensation
Consistent with the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), and the NYSE Listed Company Manual, the Board has adopted a policy (a “clawback policy”) providing for the Company to recover (or “claw back”) from certain current and former key employees any wrongfully earned performance-based compensation, including stock-based awards, if the Company is required to prepare an accounting restatement of any of the Company’s financial statements due to the Company’s material noncompliance with any financial reporting requirement under U.S. securities laws, subject to certain limited exceptions permitted by applicable law or listing standards. Such claw back may be implemented by a number of available methods, as set forth in the Company’s policy and as determined by the MD&C Committee.

These provisions are designed to deter and prevent detrimental behavior and to protect our investors from financial misconduct.
Policies on Insider Trading, Hedging and Pledging of Shares
Consistent with the Dodd-Frank Act, the Company’s Insider Trading Policy prohibits all Board members and employees, including corporate officers, from engaging in any transaction in which they may profit from short-term speculative swings in the value of the Company securities (or “hedging”). For this purpose, “hedging” includes “short-sales” (selling borrowed securities which the seller hopes can be purchased at a lower price in the future) or “short sales against the box” (selling owned, but not delivered securities), “put” and “call” options (publicly available rights to sell or buy securities within a certain period of time at a specified price or the like), and other hedging transactions designed to minimize the risk inherent in owning common stock, such as zero-cost collars and forward sales contracts.
Our Insider Trading Policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, and any applicable NYSE listing standards, and expressly prohibits Board members and employees from purchasing or selling our securities while in possession of material, non-public information, or otherwise using such information for their personal benefit.
Additionally, Board members and executives are prohibited from pledging shares as collateral for a loan or in a margin account.
Policy Regarding Tax and Accounting Impact on Executive Compensation
The MD&C Committee annually reviews and considers the deductibility of the compensation paid to our executive officers, which includes each of the NEOs. Under the Tax Cuts and Jobs Act of 2017, the exemption for qualifying performance-based compensation was repealed for taxable years beginning after December 31, 2017. As a result, compensation paid to our executive officers (on or after January 1, 2018) in excess of $1 million is generally not deductible unless it qualifies for certain transition relief. While the Company will monitor guidance and developments in this area, the MD&C Committee believes that its primary responsibility is to provide a compensation program that attracts, retains, and rewards the executive talent necessary for our success. Consequently, the MD&C Committee may pay or provide compensation that is not tax deductible or is otherwise limited as to tax deductible.
Compensation Policies and Practices as They Relate to Risk Management
In 2025, Pearl Meyer and senior management reviewed our compensation policies and practices for all employees. They concluded, and the MD&C Committee concurred, that any risks arising from our compensation policies and practices are not reasonably likely to have a material adverse impact on the Company. In addition, we reviewed the relationship between our risk management policies and practices and the incentive compensation we provide to our NEOs and other key employees to confirm that our incentive compensation does not encourage unnecessary and excessive risk taking. The findings of these reviews indicated that:
•Our compensation program provides a balance between our short-term and long-term goals and objectives;
•Under our compensation program, the highest amount of compensation can be achieved through consistent superior performance over sustained periods of time, which discourages short-term risk taking;
•Incentive awards are capped by the MD&C Committee; and
•Stock ownership guidelines, the clawback policy, and prohibition on hedging mitigate excessive risk taking.
Furthermore, as described above, compensation decisions may include the subjective use of negative discretion, which has the ability to restrain the influence of formulae or objective factors on excessive risk taking.
Compensation Committee Report
The MD&C Committee has reviewed and discussed the CD&A, set forth above, with management. Based on this review and discussion, the MD&C Committee recommended to the Board that the CD&A be included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

SUBMITTED BY THE MANAGEMENT DEVELOPMENT AND COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS:
J. F. Earl, Chair
N. C. Fanandakis
R. M. O’Mara
E. M. Purvis
J. S. Quinn
The foregoing report shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A promulgated by the SEC or Section 18 of the Exchange Act.
2025 Summary Compensation Table
The following table presents the compensation provided to the NEOs for services rendered to Enviri in 2023, 2024 and 2025, as applicable:

Name and Principal Position	Year(1)	Salary ($)	Bonus ($)(2)	Stock Awards ($)(3)(4)(5)	Option Awards ($)(5)(6)	Non-equity Incentive Plan Compensation ($)(7)	Change in Pension Value and Nonqualified Earnings ($)(8)	All Other Compensation ($)	Total ($)
F. Nicholas Grasberger III
Chairman & CEO	2025	$1,014,269	$0	$3,278,410	$950,881	$631,484	$0	$97,769	$5,972,813
	2024	$1,014,269	$0	$3,493,664	$887,489	$758,673	$0	$111,950	$6,266,045
	2023	$1,014,269	$0	$3,486,818	$887,490	$1,115,696	$0	$94,377	$6,598,650
Tom G. Vadaketh
SVP & CFO	2025	$649,808	$0	$1,204,607	$541,670	$320,320	$0	$63,956	$2,780,361
	2024	$625,000	$220,000	$1,285,584	$520,834	$440,000	$0	$58,587	$3,150,005
	2023	$132,212	$500,000	$1,499,998	$0	$169,337	$0	$17,820	$2,319,367
Russell C. Hochman(9)
President & Chief Operating Officer	2025	$617,038	$0	$667,027	$299,937	$265,684	$0	$60,723	$1,910,409
	2024	$579,586	$0	$715,302	$289,795	$322,105	$0	$69,097	$1,975,885
	2023	$551,987	$0	$680,183	$275,994	$574,425	$0	$53,140	$2,135,729
Jeffrey A. Beswick
SVP & President, Clean Earth	2025	$518,512	$0	$576,764	$259,353	$392,137	$0	$56,608	$1,803,374
	2024	$494,000	$0	$508,064	$205,834	$422,185	$0	$55,867	$1,685,950
	2023	$319,712	$150,000	$720,223	$273,128	$433,169	$0	$195,586	$2,091,818
Jennifer O. Kozak
SVP & Chief Human Resources Officer	2025	$441,209	$0	$408,951	$183,886	$176,706	$0	$43,448	$1,254,200
	2024	$426,400	$0	$438,540	$177,670	$236,972	$0	$54,084	$1,333,666
	2023	$410,000	$85,000	$421,013	$170,836	$426,667	$0	$39,749	$1,553,265
__________________
(1)Amounts are not reported for 2023 and 2024 if the executive was not a NEO in that year.
(2)Mr. Vadaketh received a hiring bonus of $720,000 upon hire, of which $500,000 was payable within 30 days of his start date of October 16, 2023, and $220,000 was payable six months after his start date with Enviri. Mr. Beswick received a hiring bonus of $150,000 paid upon starting his employment with Enviri. Ms. Kozak received a hiring bonus of $110,000 upon hire, of which $25,000 was paid in 2022 and $85,000 was payable within 30 days after the one-year service anniversary of February 28, 2022.
(3)The amounts in this column reflect the aggregate grant date fair values (computed in accordance with Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) Topic 718) of the RSU and PSU portion of the LTIP awards for 2023, 2024 and 2025. The actual value, if any, realized by each NEO for these awards is a function of the value of the underlying shares if and when these awards vest and, for the PSUs, the level of attainment of the applicable performance goals. The above information does not reflect an estimate for forfeitures.
(4)The amounts for the PSUs granted in 2025 reflect a Monte-Carlo simulation that considers the probable outcome of the performance conditions as of the grant date, consistent with the estimate of aggregate compensation cost to be recognized over the service period determined as of the grant date under FASB ASC Topic 718. For these amounts, see the “Grant Date Fair Value of Stock and SAR/Option Awards” column of the “2025 Grants of

Plan-Based Awards” table below. The following are the values of the 2025 PSUs as of the grant date assuming attainment of the maximum level of achievement: Mr. Grasberger, $4,655,053; Mr. Vadaketh, $1,325,876; Mr. Hochman, $734,177; Mr. Beswick, $634,828 and Ms. Kozak, $450,121.
(5)See Note 14, “Stock-Based Compensation,” to Enviri’s audited financial statements included elsewhere in this information statement for additional information and for a discussion of the assumptions used to calculate share-based compensation expense under FASB ASC Topic 718.
(6)The amounts shown in this column for 2025 represent the grant date fair value (computed in accordance with FASB ASC Topic 718) for the SAR portion of the 2025 LTIP awards. These amounts may not represent actual compensation that will be realized by the NEOs with respect to these awards, but instead represent the grant date fair value of the awards for accounting purposes, as required to be shown in this table by SEC rules. In order for each NEO to realize any value upon exercise of the SARs, the market price of Enviri’s common stock must be above $6.03 per share on the applicable exercise date for grants issued on March 4, 2025. Any amounts that may become payable to the NEOs with respect to these awards are also subject to the service-based vesting criteria described above under the heading “Enviri Long-Term Incentive Plan Awards” above.
(7)The amounts shown in this column reflect the actual 2025 AIP award payout (if any) for each NEO, as applicable, as approved by the MD&C Committee based on the achievement of the pre-determined financial and non-financial goals as further described in the “Compensation Discussion and Analysis” above.
(8)None of the US-based NEOs are covered under the Enviri Employees Pension Plan.
(9)Mr. Hochman received a salary increase effective November 20, 2025, due to his promotion to President and Chief Operating Officer. His new salary is $750,000. 2025 salary reported reflects actual salary paid throughout the year.
All Other Compensation
The following table summarizes the incremental cost of perquisites and other benefits provided to the NEOs in 2025, and describes the benefits included in the “All Other Compensation” column of the 2025 Summary Compensation Table:

All Other Compensation	Year	F. Nicholas Grasberger III	Tom G. Vadaketh	Russell C. Hochman	Jeffrey A. Beswick	Jennifer O. Kozak
Enviri contributions to RSIP	2025	$14,000	$14,000	$14,000	$14,000	$14,000
Dollar value of executive physical exam paid by Enviri or on Enviri’s behalf	2025	$3,750	$3,750	$3,750	$0	$0
Dollar value of life insurance premiums paid by Enviri or on Enviri’s behalf	2025	$1,718	$1,718	$1,718	$1,718	$1,718
Dollar value of health insurance premiums paid by Enviri or on Enviri’s behalf	2025	$19,713	$13,246	$15,299	$14,882	$12,923
Enviri contributions to Health Savings Account	2025	$970	$950	$1,690	$1,680	$980
Dollar value of long-term disability premiums paid by Enviri or on Enviri’s behalf	2025	$700	$700	$700	$700	$700
Enviri contributions under NQ RSIP	2025	$56,918	$29,592	$23,566	$23,628	$13,127
Total	2025	$97,769	$63,956	$60,723	$56,608	$43,448

2025 Grants of Plan-Based Awards Table
The following table sets forth information concerning grants of plan-based awards made to the NEOs during 2025:

		Estimated Future Payouts Under Non- Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Awards(2)			All other Stock Awards: Number of shares of Stock or Units RSUs (#)(3)	All Other Option Awards: Number of Securities or Underlying Options SARs (#)(4)	Exercise or Base Price of SAR/ Option Awards ($)	Grant Date Fair Value of Stock and SAR/Option Awards ($)

Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
F. Nicholas Grasberger III
		$557,848	$1,115,696	$2,231,392
	3/4/2025				78,846	315,383	630,766				$2,327,527
	3/4/2025							157,692			$950,883
	3/4/2025								252,223	$6.03	$950,881
Tom G. Vadaketh (5)
		$260,000	$520,000	$1,040,000
	3/4/2025				22,457	89,829	179,658				$662,938
	3/4/2025							89,829			$541,669
	3/4/2025								143,679	$6.03	$541,670
Russell C. Hochman
		$215,653	$431,306	$862,612
	3/4/2025				12,435	49,741	99,482				$367,089
	3/4/2025							49,741			$299,938
	3/4/2025								79,559	$6.03	$299,937
Jeffrey A. Beswick
		$194,513	$389,025	$778,050
	3/4/2025				10,753	43,010	86,020				$317,414
	3/4/2025							43,010			$259,350
	3/4/2025								68,794	$6.03	$259,353
Jennifer O. Kozak
		$143,430	$286,861	$573,722
	3/4/2025				7,624	30,496	60,992				$225,060
	3/4/2025							30,496			$183,891
	3/4/2025								48,776	$6.03	$183,886
__________________
(1)These columns reflect 2025 AIP award opportunities for the NEOs. AIP awards were made pursuant to the 2013 Equity and Incentive Compensation Plan, as amended (the “2013 Plan”), and are described more fully in the section titled “2025 AIP Awards” above. Target estimated payouts are based on the NEO’s annual base salary rate multiplied by their target AIP percent pro-rated for their hire date or change in role. Threshold amounts represent approximately 50% of the full target values, the target is 100% of the full target values and maximum amounts represent 200% of full target values. Actual 2025 AIP payouts are disclosed in the “Non-Equity Incentive Plan Compensation” column of the 2025 Summary Compensation Table.
(2)These columns reflect the range of 2025 PSU award opportunities. Threshold amounts represent approximately 25% of target values, the target is 100% of the full target value, and maximum amounts represent 200% of target values. For information on the performance vesting conditions applicable to the 2025 PSUs, see the description under the heading “Enviri Long-Term Incentive Plan Awards” above.
(3)This column reflects the RSU component of the 2025 LTIP awards granted to the NEOs under the 2013 Plan and is described more fully under the heading “Enviri Long-Term Incentive Plan Awards” above. These RSUs will generally vest ratably on the first three anniversaries of the grant date. The value reflects the RSU’s grant date fair value as of March 4, 2025 (computed in accordance with FASB ASC Topic 718) of $6.03 for all NEOs.
(4)This column reflects the SAR component of the 2025 LTIP awards granted to the NEOs, under the 2013 Plan and is described more fully under the heading “Enviri Long-Term Incentive Plan Awards” above. These SARs will generally vest ratably over three years and expire 10 years from the date of grant. On March 4, 2025, SARs were granted with a strike price of $6.03, Enviri’s grant date stock price, to all NEOs.

Outstanding Equity Awards at 2025 Fiscal Year-End Table
The following table sets forth information concerning the outstanding equity awards for the NEOs as of December 31, 2025:

	Option Awards (1)				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#) (2)	Market Value of Shares or Units of Stock That Have Not Vested ($)(3)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)(4)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(5)
F. Nicholas Grasberger III
	0	252,223	$6.03	3/4/2035
	58,696	117,393	$8.20	3/11/2034
	129,750	64,875	$7.45	3/7/2033
	118,521	0	$12.65	3/4/2032
	79,056	0	$18.58	3/1/2031
	304,908	0	$10.29	3/10/2030
	86,994	0	$22.51	3/6/2029
	93,232	0	$19.80	3/2/2028
	134,585	0	$13.70	3/3/2027
	281,570	0	$7.00	5/6/2026
					269,555	$4,830,426
							0	$0
Tom G. Vadaketh (6)
	0	143,679	$6.03	3/4/2035
	34,446	68,894	$8.20	3/11/2034
					216,920	$3,887,206
							179,658	$3,219,471
Russell C. Hochman
	0	79,559	$6.03	3/4/2035
	19,166	38,333	$8.20	3/11/2034
	40,350	20,175	$7.45	3/7/2033
	29,040	0	$12.65	3/4/2032
	19,370	0	$18.58	3/1/2031
	62,322	0	$10.29	3/10/2030
	16,165	0	$22.51	3/6/2029
	17,102	0	$19.80	3/2/2028
	19,848	0	$13.70	3/3/2027
	25,955	0	$7.00	5/6/2026
					85,651	$1,534,866
							99,482	$1,782,717
Jeffrey A. Beswick
	0	68,794	$6.03	3/4/2035
	13,613	27,227	$8.20	3/11/2034
	32,284	16,143	$9.31	5/9/2033
					69,524	$1,245,870
							0	$0
Jennifer O. Kozak (6)
	0	48,776	$6.03	3/4/2035
	11,750	23,502	$8.20	3/11/2034
	14,876	12,488	$7.45	3/7/2033
					52,585	$942,323
							0	$0
__________________

(1)These columns reflect the following awards:
(a)For Mr. Grasberger, Mr. Vadaketh, Mr. Hochman, Mr. Beswick and Ms. Kozak (the first entry in these columns), the SARs granted on March 4, 2025;
(b)For Mr. Grasberger, Mr. Vadaketh, Mr. Hochman, Mr. Beswick and Ms. Kozak (the second entry in these columns), the SARs granted on March 11, 2024;
(c)For Mr. Beswick (the third entry in these columns), the SARs granted on May 9, 2023;
(d)For Mr. Grasberger, Mr. Hochman and Ms. Kozak (the third entry in these columns), the SARs granted on March 7, 2023;
(e)For Mr. Grasberger and Mr. Hochman (the fourth entry in these columns), the SARs granted on March 4, 2022;
(f)For Mr. Grasberger and Mr. Hochman (the fifth entry in these columns), the SARs granted on March 1, 2021;
(g)For Mr. Grasberger and Mr. Hochman (the sixth entry in these columns), the SARs granted on March 10, 2020;
(h)For Mr. Grasberger and Mr. Hochman (the seventh entry in these columns), the SARs granted on March 6, 2019;
(i)For Mr. Grasberger and Mr. Hochman (the eighth entry in these columns), the SARs granted on March 2, 2018;
(j)For Mr. Grasberger and Mr. Hochman (the ninth entry in these columns), the SARs granted on March 3, 2017; and
(k)For Mr. Grasberger and Mr. Hochman (the tenth entry in these columns), the SARs granted on May 6, 2016.
SARs grants vest and become exercisable in three equal installments on the first three anniversaries of the date of grant. The exercise prices for the SARs are equal to the closing price of Enviri’s common stock on the date of grant, except for SARs granted on March 10, 2020, where the strike price was set at $10.29 and the grant date stock price was $8.05.
(2)The stock awards reflected in this column consist of:
(a)The following numbers of RSUs granted to Mr. Grasberger, Mr. Vadaketh, Mr. Hochman, Mr. Beswick and Ms. Kozak on March 4, 2025 which in each case will generally vest one-third annually over three years after the grant date: Mr. Grasberger, 157,692 RSUs; Mr. Vadaketh, 89,829 RSUs; Mr. Hochman, 49,741 RSUs; Mr. Beswick, 43,010 RSUs; Ms. Kozak, 30,496 RSUs;
(b)The remaining unvested portion of the RSUs granted to Mr. Grasberger, Mr. Vadaketh, Mr. Hochman, Mr. Beswick and Ms. Kozak on March 11, 2024, which in each case will generally vest one-third annually over three years after the grant date: Mr. Grasberger, 72,154 RSUs; Mr. Vadaketh, 42,345 RSUs; Mr. Hochman, 23,561 RSUs; Mr. Beswick, 16,735 RSUs; Ms. Kozak, 14,445 RSUs; and
(c)The remaining unvested portion of the following numbers of RSUs granted to Mr. Grasberger, Mr. Hochman and Ms. Kozak on March 7, 2023, Mr. Vadaketh on November 7, 2023 and Mr. Beswick on May 9, 2023, which in each case will generally vest one-third annually over three years after the grant date: Mr. Grasberger, 39,709 RSUs; Mr. Hochman, 12,349 RSUs; Ms. Kozak, 7,644 RSUs; Mr. Vadaketh, on November 7, 2023, 84,746 RSUs; Mr. Beswick on May 9, 2023, 9,779 RSUs.
(3)The market value was computed by multiplying the closing market price of Enviri’s stock on December 31, 2025 ($17.92) by the number of RSUs and estimated shares in the previous column.
(4)The stock awards reflected in this column consist of PSUs based on:
(a)An estimate at 200% of target performance for target grants of 44,915 and 24,871 PSUs made to Mr. Vadaketh and Mr. Hochman, respectively, on March 4, 2025 each of which will generally “cliff” vest on December 31, 2027 based on performance for the three-year period ended December 31, 2027 to be settled in shares.
(b)An estimate at 200% of target performance for target grants of 44,914 and 24,870 PSUs made Mr. Vadaketh and Mr. Hochman, respectively, on March 4, 2025 each of which will generally “cliff” vest on December 31, 2027 based on performance for the three-year period ended December 31, 2027 to settled in cash.
(5)The market value reflected in this column is based on the closing market price of Enviri’s common stock on December 31, 2025 ($17.92) multiplied by the number of PSUs (200% of the target amount) for all PSUs granted in March 11, 2024, and a market value based on the closing market price of Enviri’s common stock on December 31, 2025 ($17.92) multiplied by the number of PSUs (200% of the target amount) for all PSUs granted on March 4, 2025 for all NEOs
2025 Option Exercises and Stock Vested Table

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#) (5)	Value Realized on Exercise ($) (4)	Number of Shares Acquired on Vesting (#)(1) (2) (3)	Value Realized on Vesting ($)(4)
F. Nicholas Grasberger III	-	-	1,323,080	$28,121,395
Tom G. Vadaketh	-	-	232,952	$3,428,913
Russell C. Hochman	-	-	174,415	$2,769,132
Jeffrey A. Beswick			111,360	$2,551,244
Jennifer O. Kozak	10,100	$108,777	136,298	$2,784,799
__________________
(1)The number of shares in this column consists of the shares earned in settlement of the time-based portion of the LTIP awards, pursuant to the terms of the 2013 Plan, as follows:
(a)Mr. Grasberger’s shares consisted of three RSU grants, one grant of 22,487 RSUs vested on March 4, 2025, at a fair market value of $6.03; the second grant of 39,709 RSUs vested on March 7, 2025, at a fair market value of $6.08; and the third grant of 36,076 RSUs vested on March 11, 2025, at a fair market value of $6.06.
(b)Mr. Vadaketh’s shares consisted of two RSU grants, one grant of 21,172 RSUs vested on March 11, 2024, at a fair market value of $6.06; the second grant of 84,746 RSUs vested on November 7, 2025, at a fair market value of $12.19.
(c)Mr. Hochman’s shares consisted of three RSU grants, one grant of 5,510 RSUs vested on March 4, 2025, at a fair market value of $6.03; the second grant of 12,349 RSUs vested on March 7, 2025, at a fair market value of $6.08; and the third grant of 11,780 RSUs vested on March 11, 2025, at a fair market value of $6.06.
(d)Mr. Beswick’s shares consisted of two RSU grants, one grant of 8,367 RSUs vested on March 11, 2025, at a fair market value of $6.06; the second grant of 9,779 RSUs vested on May 9, 2025, at a fair market value of $7.05.
(e)Ms. Kozak’s shares consisted of three RSU grants, one grant of 1,740 RSUs vested on March 4, 2025, at a fair market value of $6.03; and the second grant of 7,644 RSUs vested on March 7, 2025, at a fair market value of $6.08; and the third grant of 7,222 RSUs vested on March 11, 2025, at a fair market value of $6.06.

(2)On December 31, 2025, the PSUs granted in 2023 with vesting conditioned on Enviri’s TSR performance relative to the Index for the three-year period from 2023 through 2025 ended. Enviri’s TSR for the period was at the 84th percentile of the Index, resulting in a 200% payout.
(3)On December 15, 2025, the MD&C Committee approved accelerated vesting of certain 2024 and 2025 PSUs, as further described in the “Accelerated Vesting of 2024 and 2025 PSUs for Certain NEOs” above. The details of this vesting event are as follows:
(a)Mr. Grasberger’s accelerated stock awards included two PSU grants: (i) 432,920 stock-settled PSUs (granted March 11, 2024) that vested on December 17, 2025, at a fair market value of $17.85 (representing a 200% performance payout); and (ii) 630,766 PSUs (granted March 4, 2025) that vested on December 17, 2025, at a fair market value of $17.85 (representing a 200% performance payout) and consisting of 50% stock-settled PSUs (315,384) and 50% cash-settled PSUs (315,382). No stock was issued in settlement of the cash-settled PSU; thus, only the realized value was reported.
(b)Mr. Vadaketh’s accelerated stock award included 127,034 stock-settled PSUs (granted March 11, 2024) that vested on December 17, 2025, at a fair market value of $17.85 (representing a 200% performance payout).
(c)Mr. Hochman’s accelerated stock award included 70,682 stock-settled PSUs (granted March 11, 2024) that vested on December 17, 2025, at a fair market value of $17.85 (representing a 200% performance payout).
(d)Mr. Beswick’s accelerated stock awards included two PSU grants: (i) 50,204 stock-settled PSUs (granted March 11, 2024) that vested on December 17, 2025, at a fair market value of $17.85 (representing a 200% performance payout); and (ii) 86,020 PSUs (granted March 4, 2025) that vested on December 17, 2025, at a fair market value of $17.85 (representing a 200% performance payout) and consisting of 50% stock-settled PSUs (43,010) and 50% cash-settled PSUs (43,010). No stock was issued in settlement of the cash-settled PSU; thus, only the realized value was reported.
(e)Ms. Kozak’s accelerated stock awards included two PSU grants: (i) 43,334 stock-settled PSUs (granted March 11, 2024) that vested on December 17, 2025, at a fair market value of $17.85 (representing a 200% performance payout); and (ii) 60,992 PSUs (granted March 4, 2025) that vested on December 17, 2025, at a fair market value of $17.85 (representing a 200% performance payout) and consisting of 50% stock-settled PSUs (30,496) and 50% cash-settled PSUs (30,496). No stock was issued in settlement of the cash-settled PSU; thus, only the realized value was reported.
(4)For the RSUs, PSUs and SARs, the gross value realized on vesting was calculated using the fair market value based on the closing stock prices of Enviri’s common stock on the respective vesting dates.
(5)Ms. Kozak exercised 10,100 SARs during 2025 corresponding to the March 7, 2023 grant. The value realized at the time of the exercise was calculated by multiplying the number of SARs upon exercise by the difference between the stock price of Enviri’s common stock at the time of the transaction (10,100 times $18.22) and the closing price of Enviri’s Common Stock on the date of the grant ($7.45 grant date fair value).
2025 Nonqualified Deferred Compensation Table
The following table describes the nonqualified deferred compensation of the NEOs:

Name	Plan Name	Executive Contributions in Last FY ($)	Registrant Contributions in Last FY ($)(1)	Aggregate Earnings in Last FY ($)(2)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last FYE ($)(3)
F. Nicholas Grasberger III
	Non-Qualified Restoration Plan	$0	$56,918	$128,800	$0	$1,040,050
Tom G. Vadaketh
	Non-Qualified Restoration Plan	$0	$29,592	$7,339	$0	$77,367
Russell C. Hochman
	Non-Qualified Restoration Plan	$0	$23,566	$54,210	$0	$372,421
Jeffrey A. Beswick
	Non-Qualified Restoration Plan	$0	$23,628	$6,091	$0	$53,547
Jennifer O. Kozak
	Non-Qualified Restoration Plan	$0	$13,127	$5,710	$0	$52,266
__________________
(1)This column reflects amounts contributed by us to the bookkeeping account maintained for each applicable NEO under the NQ RSIP. The NQ RSIP is an unfunded plan, and contributions are made in the form of credits of non-qualified deferred compensation to bookkeeping accounts maintained as a record of the benefits to which participants are entitled. The amounts reported in this column are reported as compensation for 2025 in the 2025 Summary Compensation Table under the “All Other Compensation” column.
(2)Aggregate earnings/(losses) in 2025 include (a) earnings/(losses) on the bookkeeping account maintained for the applicable NEO under the NQ RSIP, credited at the same rates of return as those applicable to the investment fund(s) selected by the NEO under the RSIP; and (b) as applicable, dividend equivalents credited to the portion of each applicable NEOs’ bookkeeping account, if any, deemed to be invested in the Enviri Corporation Stock fund under the NQ RSIP. The investment options available under the NQ RSIP are substantially consistent with those available under the RSIP. Because there were no preferential earnings/(losses) on deferred compensation during the year ended December 31, 2025, none of the amounts reported in this column are reported as compensation for 2025 in the Summary Compensation Table.

(3)Amounts reflect the value of the bookkeeping account maintained for each applicable NEO under the NQ RSIP, determined based on the value of the investment fund(s) to which such account is deemed to be allocated. The following amounts are included in the fiscal year-end balance and, for NEOs that were included in the fiscal 2024 proxy disclosure, were previously reported in the 2024 Summary Compensation Table as compensation: Mr. Grasberger, $71,399; Mr. Vadaketh, $26,773; Mr. Hochman, $32,360; Mr. Beswick, $23,287; and Ms. Kozak, $20,323. The year-end aggregate balance for the NEOs as reported on the 2024 proxy disclosure, which are included in 2024 aggregate balance, were as follows: Mr. Grasberger, $854,333; Mr. Vadaketh, $40,435; Mr. Hochman, $294,645; Mr. Beswick, $23,828; and Ms. Kozak, $33,428.
Potential Payments Upon Termination or Change in Control
Enviri entered into agreements with and maintained plans that require compensation to be paid to certain NEOs in the event of a termination of employment, including as the result of a change in control.
Set forth below are tables, one for each NEO, depicting payment obligations following the potential termination of the NEO’s employment with Enviri, including as the result of a change in control. The amounts disclosed below in each table are estimates only and do not necessarily reflect the actual amounts that would be paid to the NEOs, which would only be known at the time that they become eligible for payment and, in the case of payments related to a change in control, would only be payable if a change in control were to occur. The tables reflect the amounts that would be payable under various change in control arrangements assuming that the termination event occurred on December 31, 2025.

Termination as a Result of
	Change in Control & Material Divestment(2)	For Cause or Voluntary(3)	Involuntary not for Cause(4)	Death or Disability(5)		Retirement(6)
Compensation
Unpaid base salary through date of termination	✓	✓	✓	✓		✓
Unpaid non-equity incentive plan compensation	✓		✓	✓		✓
Multiple of base salary and target incentive award	✓
Unpaid long-term incentives
Restricted Stock Units
Vested	✓	✓	✓	✓		✓
Unvested and accelerated(1)	✓			✓		✓
Stock Options
Vested	✓	✓	✓	✓		✓
Unvested and accelerated
Stock Appreciation Rights
Vested	✓	✓	✓	✓		✓
Unvested and accelerated(1)	✓			✓		✓
Performance Shares	✓			✓		✓
Deferred Compensation
Unpaid deferred compensation	✓	✓	✓	✓		✓
Supplemental retirement benefit plan	✓	✓	✓	✓		✓
Benefits and perquisites
Defined benefit pension plan	✓	✓	✓	✓		✓
401(k) savings plan	✓	✓	✓	✓		✓
Life insurance proceeds				✓	(7)
Accrued but unpaid vacation	✓	✓	✓	✓
__________________
(1)Pursuant to the terms of each RSU and SAR award agreement, RSUs and SARs granted to the NEOs immediately vest and become non-forfeitable upon the executive’s death, disability or retirement on or after the specified retirement age (age 62) plus five years of service. RSUs and SARs granted to the NEOs under the 2013 Plan immediately vest and become non-forfeitable upon the executive’s qualifying termination following a change in control (as defined in the 2013 Plan) or a material divestment (as defined in the CIC Agreements, defined below).
(2)In accordance with the terms of the amended and restated change in control severance agreements entered into by and between us and certain of the NEOs (each, a “CIC Agreement”), Messrs. Grasberger, Vadaketh, Hochman and Beswick and Ms. Kozak, will each be entitled to the payments described below if such executive’s employment is terminated by us or by them under the circumstances described below during the 180 days prior, or the two-year period after, the date on which a “change in control” or a “material divestment” occurs (which we refer to as the “Protection Period”):
•Termination due to death or disability (as defined in the CIC Agreement): the CIC Agreement will terminate without further obligations other than those accrued or earned and vested (if applicable) as of the date of termination, including:
•the executive’s full base salary through the date of termination at the rate in effect on the date of termination or, if higher, at the highest rate in effect at any time from the 90-day period preceding the effective date of the change in control through the date of termination (the “Highest Base Salary”);
•a pro-rata target annual incentive compensation payment for the year of termination; and
•any compensation previously deferred by the executive (together with any accrued interest) and not yet paid by us and any accrued vacation pay not yet paid by us (we refer to the amounts in these three sub-bullets as the “Accrued Obligations”).
•Termination for “cause” (as defined in the CIC Agreement): the CIC Agreement will terminate without further obligations other than the obligation to pay to the executive the Highest Base Salary through the date of termination plus the amount of any compensation previously deferred by the executive (together with any accrued interest) and not yet paid by us;
•Termination by the executive other than for “good reason” (as defined in the CIC Agreement), including by reason of retirement: the CIC Agreement will terminate without further obligations other than those accrued or earned and vested (if applicable) through the date of termination, including the executive’s base salary through the date of termination at the rate in effect on the date of termination plus the amount of any compensation previously deferred by the executive (together with any accrued interest) and not yet paid by us; and
•Termination by us (other than for “cause,” death or disability) or termination by the executive for “good reason”: we shall pay the executive the aggregate of the following amounts:
•the executive’s full base salary and vacation pay accrued through the date of termination at the rate in effect on the date of termination plus pro-rated annual incentive compensation through the date of termination at the same percentage rate applicable to the calendar year immediately prior to the year in which the date of termination occurs, plus all other amounts to which the executive is entitled under any of the compensation plans, programs, practices or policies in effect at the time such payments are due;
•any compensation previously deferred by the executive (together with any accrued interest) and not yet paid by us;
•a lump sum severance payment in an amount equal to a multiple of the executive’s Highest Base Salary and target annual incentive compensation in effect for the year in which the date of termination occurs. The multiple is three times base salary and target incentive compensation in the case of Mr. Grasberger, and two times base salary and target incentive compensation in the case of Messrs. Vadaketh, Hochman and Beswick and Ms. Kozak; and
•any unvested outstanding awards granted under the 2013 Plan, subject to the change in control rules contained in the 2013 Plan and each applicable award agreement.
The payments described above and shown in the individual tables below may be subject to reduction to avoid the imposition of golden parachute excise taxes in certain cases. No downward adjustments have been estimated or reflected in the individual tables below. No NEO is entitled to a gross-up payment to offset any golden parachute excise taxes or related taxes that may be owed as a result of the NEO’s receipt of compensation from the Company.
The individual tables below set forth the present value of lump sum payments for Accrued Obligations and the other payments described above based on 2025 salaries and 2025 target annual incentive compensation, assuming the triggering event occurred on December 31, 2025 during a Protection Period.
(3)The individual tables below set forth the present value of the lump sum payments for each executive officer assuming (a) the executive officer was terminated for cause or voluntarily on December 31, 2025 and (b) that such termination took place either prior to a change in control or following the Protection Period (as defined above and as applicable to the NEO). In the case of a voluntary termination, both qualified pension plan and supplemental executive retirement plan benefits are payable.
(4)The individual tables below set forth the present value of the lump sum payments for each executive officer assuming (a) the executive officer was terminated involuntarily without cause on December 31, 2025 and (b) that such termination took place either prior to a change in control or following the Protection Period (as defined above and as applicable to the NEO).
(5)The individual tables below set forth the present value of the lump sum payments for each executive officer assuming (a) the executive’s death or disability occurred on December 31, 2025 and (b) that such death or disability took place either prior to a change in control or following the Protection Period (as defined above and as applicable to the NEO).
(6)Life insurance proceeds are payable only in the event of the executive’s death (not disability).
(7)The individual tables below set forth the present value of the lump sum payments for each executive officer assuming (a) the executive officer retired on December 31, 2025 and (b) that such retirement took place either prior to a change in control or following the Protection Period (as defined above and as applicable to the NEO).

The following table describes the potential compensation upon termination or a change in control for F. Nicholas Grasberger III, Chairman & CEO, assuming such events occurred at December 31, 2025:

Termination as a Result of
Executive Benefits and Payments Upon Termination	Change in Control - Voluntary	Change in Control or Material Divestment - Involuntary not for Cause / for Good Reason	Cause or Voluntary(1)	Involuntary not for Cause	Death(2)	Disability(2)	Retirement
Compensation
Unpaid Base Salary	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Unpaid Non-Equity Incentive Plan Compensation(3)	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Multiple of Base Salary	-0-	$3,042,807	-0-	-0-	-0-	-0-	-0-
Multiple of Non-Equity Incentive Plan Compensation	-0-	$3,347,088	-0-	-0-	-0-	-0-	-0-
Unpaid long-term incentives (4)
RSUs (unvested and accelerated)	-0-	$4,830,426	-0-	-0-	$4,830,426	$4,830,426	$4,830,426
SARs (unvested and accelerated)	-0-	$4,819,233	-0-	-0-	$4,819,233	$4,819,233	$4,819,233
PSUs	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Deferred Compensation
NQ RSIP and Unpaid Deferred Compensation	$1,040,050	$1,040,050	$1,040,050	$1,040,050	$1,040,050	$1,040,050	$1,040,050
RSIP	$836,120	$836,120	$836,120	$836,120	$836,120	$836,120	$836,120
Benefits and perquisites
Pension	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Life Insurance Proceeds	-0-	-0-	-0-	-0-	$800,000	-0-	-0-
__________________
(1)If Mr. Grasberger were terminated during the Protection Period for cause, he would receive the payment shown for termination as a result of cause in a non-change in control scenario.
(2)The amounts payable to Mr. Grasberger due to his death or disability during the Protection Period would match the amounts payable to him for such occurrences outside of the Protection Period.
(3)Assumes all non-equity incentive plan compensation earned for 2025, as disclosed in the “Non-Equity Incentive Plan Compensation” column of the 2025 Summary Compensation Table, has been earned as of December 31, 2025, and thus is not additional compensation resulting from the termination scenarios described in this table.
(4)Vesting of Mr. Grasberger’s RSUs and SARs granted under the 2013 Plan would accelerate (i) in the event of a qualifying termination following a change in control or material divestment; (ii) in the event of his death or disability; or (iii) in the event of his retirement. Amounts are included under the “Retirement” column for Mr. Grasberger because he is currently retirement eligible. SARs value was calculated as the in-the-money amount as of December 31, 2025 (Enviri’s December 31, 2025 stock price ($17.92) minus the per-share strike price times the unvested SARs).

The following table describes the potential compensation upon termination or a change in control for Tom G. Vadaketh, Senior Vice President & CFO, assuming such events occurred at December 31, 2025:

Termination as a Result of
Executive Benefits and Payments Upon Termination	Change in Control - Voluntary	Change in Control or Material Divestment - Involuntary not for Cause / for Good Reason	Cause or Voluntary(1)	Involuntary not for Cause	Death(2)	Disability(2)	Retirement
Compensation
Unpaid Base Salary	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Unpaid Non-Equity Incentive Plan Compensation (3)	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Multiple of Base Salary	-0-	$1,300,000	-0-	-0-	-0-	-0-	-0-
Multiple of Non-Equity Incentive Plan Compensation	-0-	$1,040,000	-0-	-0-	-0-	-0-	-0-
Unpaid long-term incentives (4)
RSUs (unvested and accelerated)	-0-	$3,887,206	-0-	-0-	$3,887,206	$3,887,206	-0-
SARs (unvested and accelerated)	-0-	$2,377,933	-0-	-0-	$2,377,933	$2,377,933	-0-
PSUs	-0-	$3,219,471	-0-	-0-	$3,219,471	$3,219,471	-0-
Deferred Compensation
NQ RSIP and Unpaid Deferred Compensation	$77,367	$77,367	$77,367	$77,367	$77,367	$77,367	$77,367
RSIP	$92,840	$92,840	$92,840	$92,840	$92,840	$92,840	$92,840
Benefits and perquisites
Pension	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Life Insurance Proceeds	-0-	-0-	-0-	-0-	$800,000	-0-	-0-
__________________
(1)If Mr. Vadaketh were terminated during the Protection Period for cause, he would receive the payment shown for termination as a result of cause in a non-change in control scenario.
(2)The amounts payable to Mr. Vadaketh due to his death or disability during the Protection Period would match the amounts payable to him for such occurrences outside of the Protection Period.
(3)Assumes all non-equity incentive plan compensation earned for 2025, as disclosed in the “Non-Equity Incentive Plan Compensation” column of the 2025 Summary Compensation Table, has been earned as of December 31, 2025, and thus is not additional compensation resulting from the termination scenarios described in this table.
(4)Vesting of Mr. Vadaketh’s RSUs and SARs granted under the 2013 Plan would accelerate (i) in the event of a qualifying termination following a change in control or material divestment; (ii) in the event of his death or disability; or (iii) in the event of his retirement. No amounts are included under the “Retirement” column for Mr. Vadaketh because he is not currently retirement eligible. SARs value was calculated as the in-the-money amount as of December 31, 2025 (Enviri’s December 31, 2025 stock price ($17.92) minus the per-share strike price times the unvested SARs). Vesting of Mr. Vadaketh’s PSUs accelerate (i) in the event of a qualifying termination following a change in control or (ii) in the event of his death or disability, with the level of accelerated vesting based on TSR performance through the date of the change in control or the end of the year in which death or disability occurs, as applicable. The amounts related to PSU accelerated vesting assume that PSUs would accelerate at maximum level of achievement.

The following table describes the potential compensation upon termination or a change in control for Russell C. Hochman, President & Chief Operating Officer, assuming such events occurred at December 31, 2025:

Termination as a Result of
Executive Benefits and Payments Upon Termination	Change in Control - Voluntary	Change in Control or Material Divestment - Involuntary not for Cause / for Good Reason	Cause or Voluntary(1)	Involuntary not for Cause	Death(2)	Disability(2)	Retirement
Compensation
Unpaid Base Salary	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Unpaid Non-Equity Incentive Plan Compensation (3)	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Multiple of Base Salary	-0-	$1,500,000	-0-	-0-	-0-	-0-	-0-
Multiple of Non-Equity Incentive Plan Compensation	-0-	$1,500,000	-0-	-0-	-0-	-0-	-0-
Unpaid long-term incentives (4)
RSUs (unvested and accelerated)	-0-	$1,534,866	-0-	-0-	$1,534,866	$1,534,866	-0-
SARs (unvested and accelerated)	-0-	$1,529,786	-0-	-0-	$1,529,786	$1,529,786	-0-
PSUs	-0-	$1,782,717	-0-	-0-	$1,782,717	$1,782,717	-0-
Deferred Compensation
NQ RSIP and Unpaid Deferred Compensation	$372,421	$372,421	$372,421	$372,421	$372,421	$372,421	$372,421
RSIP	$1,241,248	$1,241,248	$1,241,248	$1,241,248	$1,241,248	$1,241,248	$1,241,248
Benefits and perquisites
Pension	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Life Insurance Proceeds	-0-	-0-	-0-	-0-	$800,000	-0-	-0-
__________________
(1)If Mr. Hochman were terminated during the Protection Period for cause, he would receive the payment shown for termination as a result of cause in a non-change in control scenario.
(2)The amounts payable to Mr. Hochman due to his death or disability during the Protection Period would match the amounts payable to him for such occurrences outside of the Protection Period.
(3)Assumes all non-equity incentive plan compensation earned for 2025, as disclosed in the “Non-Equity Incentive Plan Compensation” column of the 2025 Summary Compensation Table, has been earned as of December 31, 2025, and thus is not additional compensation resulting from the termination scenarios described in this table.
(4)Vesting of Mr. Hochman’s RSUs and SARs granted under the 2013 Plan would accelerate (i) in the event of a qualifying termination following a change in control or material divestment; (ii) in the event of his death or disability; or (iii) in the event of his retirement. No amounts are included under the “Retirement” column for Mr. Hochman because he is not currently retirement eligible. SARs value was calculated as the in-the-money amount as of December 31, 2025 (Enviri’s December 31, 2025 stock price ($17.92) minus the per-share strike price times the unvested SARs). Vesting of Mr. Hochman’s PSUs accelerate (i) in the event of a qualifying termination following a change in control or (ii) in the event of his death or disability, with the level of accelerated vesting based on TSR performance through the date of the change in control or the end of the year in which death or disability occurs, as applicable. The amounts related to PSU accelerated vesting assume that PSUs would accelerate at maximum level of achievement.

The following table describes the potential compensation upon termination or a change in control for Jeffrey A. Beswick, Senior Vice President and President, Clean Earth, assuming such events occurred at December 31, 2025:

Termination as a Result of
Executive Benefits and Payments Upon Termination	Change in Control - Voluntary	Change in Control or Material Divestment - Involuntary not for Cause / for Good Reason	Cause or Voluntary(1)	Involuntary not for Cause	Death(2)	Disability(2)	Retirement
Compensation
Unpaid Base Salary	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Unpaid Non-Equity Incentive Plan Compensation(3)	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Multiple of Base Salary	-0-	$1,037,400	-0-	-0-	-0-	-0-	-0-
Multiple of Non-Equity Incentive Plan Compensation	-0-	$778,050	-0-	-0-	-0-	-0-	-0-
Unpaid long-term incentives (4)
RSUs (unvested and accelerated)	-0-	$1,245,870	-0-	-0-	$1,245,870	$1,245,870	-0-
SARs (unvested and accelerated)	-0-	$1,221,598	-0-	-0-	$1,221,598	$1,221,598	-0-
PSUs	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Deferred Compensation
NQ RSIP and Unpaid Deferred Compensation	$53,547	$53,547	$53,547	$53,547	$53,547	$53,547	$53,547
RSIP	$106,486	$106,486	$106,486	$106,486	$106,486	$106,486	$106,486
Benefits and perquisites
Pension	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Life Insurance Proceeds	-0-	-0-	-0-	-0-	$800,000	-0-	-0-
__________________
(1)If Mr. Beswick were terminated during the Protection Period for cause, he would receive the payment shown for termination as a result of cause in a non-change in control scenario.
(2)The amounts payable to Mr. Beswick due to his death or disability during the Protection Period would match the amounts payable to him for such occurrences outside of the Protection Period.
(3)Assumes all non-equity incentive plan compensation earned for 2025, as disclosed in the “Non-Equity Incentive Plan Compensation” column of the 2025 Summary Compensation Table, has been earned as of December 31, 2025, and thus is not additional compensation resulting from the termination scenarios described in this table.
(4)Vesting of Mr. Beswick’s RSUs and SARs granted under the 2013 Plan would accelerate (i) in the event of a qualifying termination following a change in control or material divestment; (ii) in the event of his death or disability; or (iii) in the event of his retirement. No amounts are included under the “Retirement” column for Mr. Beswick because he is not currently retirement eligible. SARs value was calculated as the in-the-money amount as of December 31, 2025 (Enviri’s December 31, 2025 stock price ($17.92) minus the per-share strike price times the unvested SARs).

The following table describes the potential compensation upon termination or a change in control for Jennifer O. Kozak, Senior Vice President and Chief Human Resources Officer, assuming such events occurred at December 31, 2025:

Termination as a Result of
Executive Benefits and Payments Upon Termination	Change in Control - Voluntary	Change in Control or Material Divestment - Involuntary not for Cause / for Good Reason	Cause or Voluntary(1)	Involuntary not for Cause	Death(2)	Disability(2)	Retirement
Compensation
Unpaid Base Salary	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Unpaid Non-Equity Incentive Plan Compensation(3)	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Multiple of Base Salary	-0-	$882,648	-0-	-0-	-0-	-0-	-0-
Multiple of Non-Equity Incentive Plan Compensation	-0-	$573,721	-0-	-0-	-0-	-0-	-0-
Unpaid long-term incentives (4)
RSUs (unvested and accelerated)	-0-	$942,323	-0-	-0-	$942,323	$942,323	-0-
SARs (unvested and accelerated)	-0-	$130,749	-0-	-0-	$130,749	$130,749	-0-
PSUs	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Deferred Compensation
NQ RSIP and Unpaid Deferred Compensation	$52,266	$52,266	$52,266	$52,266	$52,266	$52,266	$52,266
RSIP	$217,930	$217,930	$217,930	$217,930	$217,930	$217,930	$217,930
Benefits and perquisites
Pension	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Life Insurance Proceeds	-0-	-0-	-0-	-0-	$800,000	-0-	-0-
__________________
(1)If Ms. Kozak were terminated during the Protection Period for cause, she would receive the payment shown for termination as a result of cause in a non-change in control scenario.
(2)The amounts payable to Ms. Kozak due to her death or disability during the Protection Period would match the amounts payable to her for such occurrences outside of the Protection Period.
(3)Assumes all non-equity incentive plan compensation earned for 2025, as disclosed in the “Non-Equity Incentive Plan Compensation” column of the 2025 Summary Compensation Table, has been earned as of December 31, 2025, and thus is not additional compensation resulting from the termination scenarios described in this table.
(4)Vesting of Ms. Kozak’s RSUs and SARs granted under the 2013 Plan would accelerate (i) in the event of a qualifying termination following a change in control or material divestment; (ii) in the event of her death or disability; or (iii) in the event of her retirement. No amounts are included under the “Retirement” column for Ms. Kozak because she is not currently retirement eligible. SARs value was calculated as the in-the-money amount as of December 31, 2025 (Enviri’s December 31, 2025 stock price ($17.92) minus the per-share strike price times the unvested SARs).
CEO Pay Ratio Disclosure
Pursuant to Section 953(b) of the Dodd-Frank Act, the SEC issued the “Pay Ratio” disclosure rule under Item 402(u) of Regulation S-K requiring registrants to disclose the ratio of annual total compensation for their Principal Executive Officer to that of the employee identified as the registrant’s median compensated individual.
It was determined that the 2025 annual total compensation of the individual identified as Enviri’s median compensated individual (excluding the CEO) was $56,850, the annual total compensation of Mr. Grasberger was $5,972,813 and the ratio between the two was 105:1.
This pay ratio was a reasonable estimate calculated in a manner consistent with SEC rules utilizing the payroll and employment records and the methodology described below. Because the SEC rules for identifying the median compensated employee and calculating the pay ratio based on that employee’s annual total compensation allow companies to adopt a variety of methodologies, to apply certain exclusions, and to make reasonable estimates and assumptions that reflect their compensation practices, the pay ratio reported by other companies may not be comparable to the pay ratio reported above, as other companies may have different employment and compensation practices and may utilize different methodologies, exclusions, estimates and assumptions in calculating their own pay ratios.

Methodology for Selecting the Median Employee
The SEC rules permit a company to use the same median employee identified in the second year of the required three-year recalculation period if there are not changes that would significantly affect the pay ratio disclosure. Enviri did not engage in any significant acquisition or divestiture activity that would significantly affect this pay ratio disclosure. As a result, the methodology to select the median employee was as follows:
October 1, 2024 was selected as the determination date and used foreign exchange rates effective on September 30, 2024. The five percent (5%) “de minimis” allowance was applied to exclude the following country from the employee population totaling 4.86%:
•Egypt: 579 employees or 4.86% of 11,908
The total population used for the “de minimis” exception prior to these exclusions is 11,908, with 3,793 being U.S. based employees, and 8,115 being non-U.S. employees. After applying the five percent (5%) “de minimis” exclusion, the total population was 11,329.
In selecting the median employee, a valid statistical sampling approach was utilized to identify a cluster of employees within 10% of the median, using a consistently applied compensation measure of annual base pay. To determine annual base pay for the hourly and part-time employee population, a reasonable set of assumptions was used to calculate the actual hours worked. From the cluster of employees at or near the median, a median employee was selected that best represented Enviri’s overall employee population.
Putting the Ratio in Context
As discussed above, pay and benefits were targeted at competitive levels based on the job duties and location of the employee.
Enviri’s workforce was global with employees located in over 30 countries around the world. The international employee footprint was driven by client needs, with most employees working at client sites outside of the United States. As such, when interpreting the pay ratio results, it is important to keep in mind that pay practices vary by country based on client contract terms, local statutory requirements, cost of living and applicable local market competitive pay practices.
Lastly, total compensation for executive officers was comprised of a significant portion that varied based on financial and Enviri stock price performance. Eighty-two-point-nine percent (82.9%) of the CEO’s total pay varied with performance while the majority of pay of the median employee, seventy-three percent (73%) was fixed base salary and overtime. The equity portion of the CEO’s pay used in the pay ratio calculation reflected his “opportunity” and the actual value of these awards varied based on stock price and performance.
Recovery Analysis under our Clawback Policy
We disclosed in our Annual Report on Form 10-K filed with the SEC on February 24, 2026, that, in accordance with the applicable accounting guidance, we revised prior period financial statements after identifying a longstanding accounting error and determining that correcting the error in the current period would be material to our fiscal 2025 results. The error related to the defined benefit pension obligation associated with our U.K. pension plan. We included revised financial statements in the Form 10-K that corrected this error as well as other unrelated previously identified immaterial errors. As noted in the Form 10-K, the error correction disclosed was a restatement that required a recovery analysis under our clawback policy.
As a result, we conducted a recovery analysis of all incentive-based compensation received by covered officers during the past three completed fiscal years to ascertain whether any adjustments or recoupments were required as a result of the restatement. The recovery analysis concluded that no adjustments or recoupments were required because the restatement did not impact any of the financial reporting measures used to determine the incentive-based compensation received by the covered officers during this period.

Non-Employee Director Compensation
It is the general policy of our Board that compensation for non-employee directors should be competitive with similarly situated companies and should be comprised of a mix of cash and equity. Our Governance Committee annually reviews market data regarding comparable director compensation programs. This data is prepared by management and the independent compensation consultant utilizing several broad board compensation studies completed within one year of the Governance Committee’s review.
The compensation structure for non-employee directors in 2025 was as follows:

Enviri Non-Employee Director Compensation Element	2025 Program Value
Annual Retainer:	$85,000
Lead Director Retainer (Annual):(1)	$45,000
Audit Committee Chair Retainer (Annual):(2)	$17,500
Audit Committee Member Retainer (Annual):	$10,000
MD&C Committee Chair Retainer (Annual):(2)	$17,500
MD&C Committee Member Retainer (Annual):	$10,000
Governance Committee Chair Retainer (Annual):(2)	$17,500
Governance Committee Member Retainer (Annual):	$10,000
Board of Directors and Committee Meeting Fee (Per Meeting):(3)
Other Meetings (Per Meeting):(3)
Telephonic Board of Directors Meeting Fee (Per Meeting):(3)
Telephonic Committee Meeting Fee (Per Meeting):(3)
Restricted Stock Unit Grant Value (Annual):	$130,000
Plan Participation:	Deferred Compensation Plan
(1)The lead director retainer was paid in addition to the annual retainer.
(2)Committee chair retainers were paid in lieu of, not in addition to, committee member retainers.
(3)For each board of directors or applicable committee meeting held in a given year in excess of twice the number of regularly scheduled meetings established at the beginning of such year, the non-employee directors received a per meeting fee equal to $1,500 (for in-person/telephonic board of director meetings and in-person committee meetings) or $750 (for telephonic committee meetings).
In addition to the above-listed compensation, our directors were reimbursed for reasonable travel expenses related to attendance at Board or committee meetings.
Our Board has instituted a stockholding requirement for directors equal to five times the annual retainer. Each director has five years from the date of joining the Board to comply with the stockholding requirement. Vested and unvested RSUs, as well as phantom shares acquired through deferral of director fees (as described below), were included for purposes of determining compliance with our director stockholding requirements. On December 31, 2025, all of Enviri’s continuing non-employee directors who had served for at least five years were in compliance with our director stockholding requirements.
Beginning in 2016, RSUs were granted under the Enviri 2016 Non-Employee Directors’ Long-Term Equity Compensation Plan (the “Director Plan”). Each RSU under the Director Plan vested at the close of business on the earlier of (i) the first anniversary of the grant date or (ii) the annual meeting of stockholders in the year immediately following the year of grant, subject to accelerated vesting in full if service as an Enviri director terminated due to death, disability, or under a mandatory retirement policy, and subject to pro rata vesting in the event of termination of service in other circumstances. Beginning in 2025, each RSU vested on the first anniversary of the grant date. Each RSU will be settled by issuance of a share of Enviri common stock. Dividend equivalents on the RSUs are not paid prior to vesting, but are settled thereafter.
The Deferred Compensation Plan for Non-Employee Directors allows each non-employee director to defer all or a portion of his or her director compensation, including RSU grants, until some future date selected by the director. Pursuant to the director’s election, the accumulated deferred compensation is held in either an interest-bearing account or a Company phantom share account. The interest-bearing deferred account accumulates notional interest on the account balance at a rate equal to the five-year United States Treasury Note yield rate in effect from time to time. Contributions to the phantom share account are recorded as notional shares of the Company’s Common Stock. Deferred amounts are credited to the director’s account quarterly on the 15th of February, May, August, and November. The number of phantom shares recorded is equal to the number of shares of our common stock that the deferred compensation would have purchased at the market price of the stock on the day the account is credited. Dividend equivalents are earned on the phantom shares and are credited to the account as additional phantom shares. All phantom shares are non-voting and, effective as of February 18, 2026, payments out of the account are made in shares of common stock. Under certain circumstances, the accounts may be paid out early upon termination of directorship following a change in control.
Directors who are actively employed by us receive no additional compensation for serving as directors, and we do not pay consulting or professional service fees to active directors.
2025 Director Compensation
The table below details the compensation earned by our non-employee directors for 2025:

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)(2)	All Other Compensation ($)		Total ($)
James F. Earl	$118,623	$129,994	—		$248,617
David C. Everitt (3)	$32,499	—	$100,000	(4)	$132,499
Nicholas C. Fanandakis	$87,750	$129,994	—		$217,744
Carolann I. Haznedar	$120,498	$129,994	—		$250,492
Timothy M. Laurion	$112,998	$129,994	—		$242,992
Rebecca M. O’Mara	$112,998	$129,994	—		$242,992
Edgar M. Purvis, Jr.	$148,623	$129,994	—		$278,617
John S. Quinn	$120,498	$129,994	—		$250,492
Phillip C. Widman (3)	$23,748	—	—		$23,748
__________________
(1)Includes fees associated with chairing or sitting on a Board committee as well as fees relating to Board and committee meetings in 2025.
(2)The amounts shown in this column represent the aggregate grant date fair value of the RSUs granted to each of our non-employee directors in 2025, computed in accordance with FASB ASC Topic 718. Each of our non-employee directors were granted 18,309 RSUs on May 7, 2025 and the RSUs are expected to vest on May 7, 2026. The information in this column does not reflect an estimate for forfeitures, and none of these awards has been forfeited as of February 1, 2026. See Note 14, “Stock-Based Compensation” to Enviri’s audited financial statements included elsewhere in this information statement for additional information and for a discussion of the assumptions used to calculate share-based compensation expense under FASB ASC Topic 718.
(3)Mr. Everitt and Mr. Widman each retired from service as a non-employee director effective April 24, 2025, the date of our 2025 annual meeting of stockholders.
(4)The amount shown represents consulting fees paid to Mr. Everitt for services rendered to Enviri related to the Transactions following his resignation from the Board.
As of December 31, 2025, each current and former non-employee director held the following RSUs and deferred equity awards: Mr. Earl, 33,318; Mr. Everitt, 0; Mr. Fanandakis, 18,309; Ms. Haznedar, 83,994; Mr. Laurion, 18,309; Ms. O’Mara, 18,309; Mr. Purvis, 18,309; Mr. Quinn 47,760; and Mr. Widman, 0.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The following table sets forth information with respect to the beneficial ownership of Enviri’s outstanding voting securities, stock options and other stock equivalents by: (1) our Chairman & CEO, our CFO, and the other three current executive officers whom we refer to collectively as our Named Executive Officers; (2) each director; (3) all directors and executive officers as a group; and (4) certain beneficial owners of more than 5% of our common stock. All of our outstanding voting securities are Enviri common stock. Beneficial ownership information in the table is as of March 1, 2026, except the number of shares beneficially owned by beneficial owners of more than 5% of our common stock which is as of the dates stated in footnotes (3), (4), (5), (6), (7), and (8) to the table (percentages are calculated assuming continued beneficial ownership at March 1, 2026). Except as specified below, each person or entity listed below had sole voting and investment power with respect to the shares listed next to their name. Unless otherwise noted below, the business address of the persons listed is: Enviri Corporation, Two Logan Square, 100-120 North 18th Street, 17th Floor, Philadelphia, Pennsylvania 19103.

Beneficial Owner	Number of Shares Beneficially Owned (1)	Percent	Number of Other Stock Equivalents (2)
Named Executive Officers
F.N. Grasberger III	1,681,692	2.06%	368,050
T.G. Vadaketh	298,075	*	385,867
J.O. Kozak	97,614	*	71,823
R.C. Hochman	238,540	*	166,890
J.A. Beswick	122,116	*	122,441
Directors who are not Named Executive Officers
J.F. Earl	97,234	*	33,318
N.C. Fanandakis	-	*	18,309
C.I. Haznedar	12,444	*	83,047
T.M. Laurion	29,451	*	18,309
R.M. O’Mara	29,600	*	18,309
E.M. Purvis, Jr.	83,616	*	18,309
J.S. Quinn	5,806	*	34,334
All current directors and executive officers as a group (16 persons in total, including those listed above)	2,696,188	3.31%	1,339,004
More than 5% Beneficial Owner
BlackRock, Inc. (3) 50 Hudson Yards, New York, New York 10001	12,039,524	14.78%	–
Neuberger Berman Group LLC (4) 1290 Avenue of the Americas, New York, New York 10104	5,571,170	6.84%	–
Newtyn Management LLC (5) 60 East 42nd Street, 12th Floor, New York, NY 10165	4,999,387	6.14%	–
D.E. Shaw & Co., L.P. (6) Two Manhattan West, 375 Ninth Avenue, 52nd Floor, New York, New York 10001.	4,396,708	5.4%	–
Fund 1 Investments, LLC (7) 100 Carr 115 Unit 1900, Rincon, Puerto Rico 00677	4,294,596	5.27%	–
Davidson Kempner Capital Management (8) 520 Madison Avenue, 30th Floor, New York, NY 10022	4,285,800	5.26%	–
__________________
•Less than 1%
(1)Includes securities that are exercisable, or vest, within 60 days. For each director, includes RSUs which have vested and RSUs that will vest within 60 days. Includes only vested SARs that were “in the money” as of March 1, 2026.
(2)Includes, for executive officers, unvested RSUs, PSUs (stated at target), and SARs (stated on a gross basis). In addition, Mr. Quinn and Ms. Haznedar elected to defer a portion of their director fees in the forms of credits for non-voting phantom shares. These phantom shares are included as stock equivalents. They will ultimately be paid out in cash based upon the value of the shares at the time of payout. While unvested awards and phantom shares included in this column may not be voted or transferred, we have included them in the table as they represent an economic interest in Enviri common stock that is subject to the same market risk as ownership of actual shares of Enviri common stock.
(3)The information for BlackRock, Inc. is derived from a Schedule 13G/A filing by such entity with the SEC on April 17, 2025. Based on its filings with the SEC, BlackRock, Inc. has sole voting power over 11,896,294 shares of Enviri common stock and sole dispositive power over 12,039,524 shares of Enviri common stock.
(4)The information for Neuberger Berman Group LLC is derived from a Schedule 13D/A filing by such entity and its affiliates with the SEC on March 26, 2025. Based on its filings with the SEC, Neuberger Berman Group LLC has sole voting power over 100 shares of Enviri common stock, shared voting power over 4,291,099 shares of Enviri common stock, sole dispositive power over 100 shares of Enviri common stock and shared dispositive power over 5,571,170 shares of Enviri common stock.
(5)The information for Newtyn Management LLC is derived from a Schedule 13G filing by such entity with the SEC on February 17, 2026. Based on its filings with the SEC, Newtyn Management LLC. has sole voting power over 4,999,387 shares of Enviri common stock and sole dispositive power over 4,999,387 shares of Enviri common stock.

(6)The information for D.E. Shaw & Co., L.P. is derived from a Schedule 13D filing by such entity with the SEC on December 1, 2025. Based on its filings with the SEC, D.E. Shaw & Co., L.P. has shared voting power over 4,394,308 shares of Enviri common stock and shared dispositive power over 4,396,708 Enviri common stock.
(7)The information for Fund 1 Investments, LLC is derived from a Schedule 13G/A filing by such entity with the SEC on February 17, 2026. Based on its filings with the SEC, Fund 1 Investments, LLC has shared voting power and shared dispositive power over 4,294,596 shares of Enviri common stock.
(8)The information for Davidson Kempner Capital Management is derived from a Schedule 13G filing by such entity with the SEC on February 23, 2026. Based on its filings with the SEC, Davidson Kempner Capital Management shared voting power and shared dispositive power over 4,285,800 shares of Enviri common stock.
Other than Mr. Grasberger, none of the directors or executive officers individually beneficially owned more than 1% of Enviri common stock.
Equity Compensation Plan Information (as of December 31, 2025)

Plan Category	Number of Securities To Be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	5,756,244	(1)	$8.68	3,488,996	(2)
Equity compensation plans not approved by security holders	N/A		N/A	N/A
Total	5,756,244	(1)	$8.68	3,488,996	(2)
(1)Includes 2,991,834 SARs outstanding, 1,921,892 RSUs outstanding and 842,518 PSUs outstanding, in each case as of December 31, 2025. The SARs have a weighted average remaining term of 5.98 years. Based on our December 31, 2025 closing stock price of $17.92 per share, 2,668,226 SARs outstanding are in-the-money and 1,432,723 shares would be issuable for our outstanding SARs as of December 31, 2025. Additionally, based on our calculated total stockholder return, 1,685,036 shares would be issuable for our outstanding PSUs as of December 31, 2025.
(2)Plans include the 2016 Non-Employee Directors’ Long-Term Equity Compensation Plan and the 2013 Equity and Incentive Compensation Plan, as amended. As of December 31, 2025, 324,808 and 2,409,481 shares remained available for future issuance under the 2016 Non-Employee Directors’ Long-Term Equity Compensation Plan and the 2013 Equity and Incentive Compensation Plan, respectively. All of the shares under the 2016 Non-Employee Directors’ Long-Term Equity Compensation Plan are available for full-value awards granted under such plan, while 1,640,077 shares are available for full-value awards granted under the 2013 Equity and Incentive Compensation Plan. No shares remain available for future issuance under the 1995 Executive Incentive Compensation Plan or the 1995 Non-Employee Directors’ Stock Plan.
Item 13.    Certain Relationships and Related Transactions, and Director Independence.
Policies and Procedures Regarding Transactions with Related Persons
For the fiscal year ended December 31, 2025, there were no transactions with the Company in which any related person had a direct or indirect material interest that would be required to be disclosed pursuant to Item 404 of Regulation S-K, nor were any such transactions planned.
Our policies and procedures regarding related person transactions are set forth in writing in the Governance Committee Charter and in our Code of Conduct. As set forth in its charter, the Governance Committee is generally responsible for reviewing and approving all material transactions with any related person. Related persons include any of our directors, director nominees or executive officers and certain of our stockholders, and their immediate family members. Copies of the Governance Committee’s Charter and our Code of Conduct are available at the Corporate Governance section of our website at www.enviri.com/corporate-governance. Approval of related person transactions by our full Board may also be warranted under certain circumstances (for example, to allow for approval of a related person transaction by a majority of disinterested directors).
To identify related person transactions, each year we submit and require our directors and officers to complete Directors’ and Officers’ Questionnaires identifying any and all transactions with us in which the officer or director (or their family members) has an interest. We review related person transactions due to the potential for a conflict of interest. A conflict of interest occurs when an individual’s private interest interferes, or appears to interfere, in any way with our interests. We expect our directors, officers and employees to act and make decisions that are in our best interests and encourage them to avoid situations which could present a conflict between our interests and their own personal interests.
Our directors, officers and employees are prohibited from using their position of employment or other relationship with us to influence decisions concerning business transactions between us and a company in which they or a member of their immediate family has a personal interest through ownership, with the exception of investments in publicly-held corporations when the investment results in less than a 1% ownership interest. In addition, directors, officers and employees must not accept personal favors or benefits from those dealing with us that could influence or could give the impression of influencing their business judgment. Our Code of Conduct, which applies to each of our directors, officers and employees, sets forth our expectations regarding potential and actual conflicts of interest. The section of the Code of Conduct entitled “Ethical Business Practices” covers the concept of conflicts of interest and our view about when an inappropriate undertaking may be occurring.
Director Independence
The Board has affirmatively determined that the following seven directors are independent pursuant to the applicable independence requirements set forth in the NYSE Rules and by the SEC because they either have no relationship with the Company (other than as a director and stockholder) or because any relationship they have with the Company is immaterial: Messrs. Earl, Fanandakis, Laurion, Purvis, and Quinn, and Mses. Haznedar and O’Mara. In making these independence determinations, the Board, in consultation with the Governance Committee, reviewed the direct and indirect relationships between each director and the Company and its subsidiaries, as well as the compensation and other payments each director received from or made to the Company and its subsidiaries.
Item 14.    Principal Accountant Fees and Services.
The following table sets forth the amount of audit fees, audit-related fees, tax fees and all other fees billed or expected to be billed by Deloitte & Touche LLP, our principal auditor for the year ended December 31, 2025 and by Pricewaterhouse Coopers LLP, our principal auditor for the year ended December 31, 2024.

	Years Ended December 31,
	2025	2024
Audit Fees(1)	$3,642,910	$4,300,000
Audit-Related Fees(2)	$1,751,000	$41,500
Tax Fees(3)	$215,000	$398,981
All Other Fees(4)	$1,895	$2,000
(1)Includes fees related to the integrated audit of the consolidated financial statements and internal controls over financial reporting as well as statutory audits and quarterly reviews.
(2)Includes fees related to agreed-upon procedures.
(3)Includes fees related to income tax services other than those directly related to the audit of the income tax accrual, such as tax compliance and tax planning initiatives.
(4)Includes fees related primarily to disclosure matters and licensing fees for software products.
The Audit Committee has considered the possible effect of non-audit services on the auditors’ independence and pre-approved the type of non-audit services that were rendered. The Audit Committee has adopted a policy authorizing the pre-approval of certain audit, non-audit and tax services (and related fees) to be provided by the independent auditors. The services to be provided are to be reviewed with the Audit Committee and approval is given for a specific dollar amount and for a period of not greater than 12 months. Services that are not pre-approved in this manner must be pre-approved on a case-by-case basis throughout the year. Additionally, if the pre-approved fee is exceeded, the Audit Committee must be advised of such overruns. In making its decision regarding the approval of services, the Audit Committee will consider whether such services are consistent with the SEC’s rules on auditor independence, whether the independent auditor is best positioned to provide such services and whether the services might enhance the Company’s ability to manage or control risk or improve audit quality. No services were provided during the last two fiscal years pursuant to the de minimis safe harbor exception from the pre-approval requirements.
All of the fees included in the table above were pre-approved by the Audit Committee.

The Company's independent registered public accounting firm is Deloitte & Touche LLP, Philadelphia, Pennsylvania, PCAOB Auditor Firm ID: 34.
Deloitte & Touche LLP was appointed on February 20, 2025 as the Company's independent registered public accounting firm for the 2025 financial statements. The Company's predecessor auditor was PricewaterhouseCoopers LLP, Philadelphia, Pennsylvania, PCAOB Auditor Firm ID: 238.

PART IV
Item 15. Exhibits and Financial Statement Schedules.
(b)Listing of Exhibits Filed with this Amendment

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

4.1	Description of the Company's Securities (incorporated by reference to Exhibit 4.1 to the Company's Annual Report on Form 10-K for the period ended December 31, 2025, Commission File Number 001-04970).
4.2	Form of Specimen Common Stock Certificate (incorporated by reference to Exhibit 4(h) to the Company's Registration Statement on Form S-3 dated December 15, 1994, Registration No. 33-56885).
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

Description of Exhibit
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

Description of Exhibit
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

10.26
Amendment No. 17 to Third Amended and Restated Credit Agreement, dated as of February 23, 2026, among Enviri Corporation, the Subsidiary Guarantors party thereto, Bank of America, N.A., as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2025, Commission File Number 001-04970).

10.27
Amendment No. 4 to the Receivables Purchase Agreement, dated February 14, 2025, by and among Harsco Receivables LLC, Enviri Corporation, and PNC Bank, National Association, as administrative agent and as a purchaser (incorporated by reference to Exhibit 10.25 to the Company's Annual Report on Form 10-K, for the period ended December 31, 2024, Commission File Number 001-3970).

Material Contracts—Management Contracts and Compensatory Plans

Description of Exhibit
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

10.37
Second Amendment to the Enviri Corporation Deferred Compensation Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2025, Commission File Number 001-04970).

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

Description of Exhibit
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

Description of Exhibit
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

19	Insider Trading Policy of the Company (incorporated by reference to Exhibit 19 to the Company's Annual Report on Form 10-K for the period ended December 31, 2025, Commission File Number 001-04970).
21	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 to the Company's Annual Report on Form 10-K for the period ended December 31, 2025, Commission File Number 001-04970).
23.1
Consent of Independent Registered Public Accounting Firm (incorporated by reference to Exhibit 23.1 to the Company’s Annual Report of Form 10-K for the period ended December 31, 2025, Commission File Number 001-04970).

23.2
Consent of Independent Registered Public Accounting Firm (incorporated by reference to Exhibit 23.2 to the Company’s Annual Report of Form 10-K for the period ended December 31, 2025, Commission File Number 001-04970).

31.1
Certification Pursuant to Rule 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer) (incorporated by reference to Exhibit 31.1 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2025, Commission File Number 001-04970).

31.2
Certification Pursuant to Rule 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer) (incorporated by reference to Exhibit 31.2 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2025, Commission File Number 001-04970).

31.3	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).*
31.4	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).*
32	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer).**
97
Enviri Corporation Incentive Compensation Recoupment Policy (incorporated by reference to Exhibit 97 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2023, Commission File Number 001-03970).

101.Def	Definition Linkbase Document*
101.Pre	Presentation Linkbase Document*
101.Lab	Labels Linkbase Document*
101.Cal	Calculation Linkbase Document*
101.Sch	Schema Document*
101.Ins	Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).*
*Filed herewith.
** Furnished with the Original Form 10-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENVIRI CORPORATION (Registrant)

DATE	April 29, 2026	/s/ TOM VADAKETH

Tom Vadaketh Senior Vice President and Chief Financial Officer (Principal Financial Officer)