Form 10-Q
period 2026-03-31
ENVIRI Corp
filed 2026-05-11
CIK 45876

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2026
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐  NO ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2026
Common stock, par value $1.25 per share	82,705,602

ENVIRI CORPORATION
FORM 10-Q

Glossary of Defined Terms

Unless the context requires otherwise, "Enviri," the "Company," "we," "our," or "us" refers to Enviri Corporation on a consolidated basis. The Company also uses several other terms in this Quarterly Report on Form 10-Q, which are further defined below:

Term	Description
AOCI	Accumulated Other Comprehensive Income (Loss)
AR Facility	Revolving trade receivables securitization facility
ASU	Financial Accounting Standards Board Accounting Standards Update
CE	Clean Earth reportable business segment
CERCLA	Comprehensive Environmental Response, Compensation, and Liability Act of 1980
Consolidated Adjusted EBITDA	EBITDA as calculated in accordance with the Company's Credit Agreement
Credit Agreement	Credit Agreement governing the Senior Secured Credit Facilities
DEA	United States Drug Enforcement Administration
Deutsche Bahn	National railway company in Germany
DTSC	California Department of Toxic Substances Control
EBITDA	Earnings before interest, tax, depreciation and amortization
EPA	U.S. Environmental Protection Agency
ESOL	Stericycle Environmental Solutions business
FASB	Financial Accounting Standards Board
HE	Harsco Environmental reportable business segment
ISDA	International Swaps and Derivatives Association
Network Rail	Infrastructure manager for most of the railway in the U.K.
OCI	Other Comprehensive Income (Loss)
Rail	Harsco Rail reportable business segment
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

PART I — FINANCIAL INFORMATION
ITEM 1.      FINANCIAL STATEMENTS
ENVIRI CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands)	March 31 2026	December 31 2025
ASSETS
Current assets:
Cash and cash equivalents	$105,697	$103,671
Restricted cash	15,779	21,677
Trade accounts receivable, net	285,516	267,439
Other receivables	40,328	46,930
Inventories	173,276	180,548
Current portion of contract assets	32,217	26,968
Prepaid expenses	52,983	61,996
Other current assets	16,314	11,452
Total current assets	722,110	720,681
Property, plant and equipment, net	690,091	699,664
Right-of-use assets, net	133,073	132,323
Goodwill	753,858	758,680
Intangible assets, net	266,508	273,088
Retirement plan assets	55,740	55,743
Deferred income tax assets	24,142	11,419
Other assets	58,587	57,073
Total assets	$2,704,109	$2,708,671
LIABILITIES
Current liabilities:
Short-term borrowings	$8,699	$11,490
Current maturities of long-term debt	25,835	25,874
Accounts payable	257,326	239,650
Accrued compensation	74,804	67,331
Income taxes payable	5,006	4,083
Reserve for forward losses on contracts	56,743	61,037
Current portion of advances on contracts	8,825	7,982
Derivative liabilities	14,122	20,839
Current portion of operating lease liabilities	29,924	30,077
Other current liabilities	159,408	165,661
Total current liabilities	640,692	634,024
Long-term debt	1,556,751	1,530,309
Retirement plan liabilities	25,912	26,208
Operating lease liabilities	105,538	104,654
Environmental liabilities	38,019	38,256
Deferred tax liabilities	6,495	21,689
Other liabilities	55,791	57,944
Total liabilities	2,429,198	2,413,084
COMMITMENTS AND CONTINGENCIES
ENVIRI CORPORATION STOCKHOLDERS’ EQUITY
Common stock	152,334	149,519
Additional paid-in capital	272,950	273,436
Accumulated other comprehensive loss	(509,773)	(514,481)
Retained earnings	1,200,569	1,211,234
Treasury stock	(882,901)	(864,646)
Total Enviri Corporation stockholders’ equity	233,179	255,062
Noncontrolling interests	41,732	40,525
Total equity	274,911	295,587
Total liabilities and equity	$2,704,109	$2,708,671
See accompanying notes to unaudited condensed consolidated financial statements.

ENVIRI CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended
	March 31
(In thousands, except per share amounts)	2026	2025
Revenues from continuing operations:
Service revenues	$484,025	$476,463
Product revenues	65,778	71,444
Total revenues	549,803	547,907
Costs and expenses from continuing operations:
Cost of services sold	381,964	372,402
Cost of products sold	62,264	52,378
Selling, general and administrative expenses	91,456	89,108
Research and development expenses	465	467
Other expense (income), net	12,861	4,291
Total costs and expenses	549,010	518,646
Operating income (loss) from continuing operations	793	29,261
Interest income	473	454
Interest expense	(27,833)	(26,574)
Facility fees and debt-related income (expense)	(2,294)	(2,612)
Defined benefit pension income (expense)	(3,936)	(5,201)
Income (loss) from continuing operations before income taxes and equity in income	(32,797)	(4,672)
Income tax benefit (expense) from continuing operations	24,387	(2,001)
Equity in income (loss) of unconsolidated entities, net	23	28
Income (loss) from continuing operations	(8,387)	(6,645)
Discontinued operations:
Income (loss) from discontinued businesses	(1,558)	(1,579)
Income tax benefit (expense) from discontinued businesses	407	412
Income (loss) from discontinued operations, net of tax	(1,151)	(1,167)
Net income (loss)	(9,538)	(7,812)
Less: Net loss (income) attributable to noncontrolling interests	(1,127)	(1,201)
Net income (loss) attributable to Enviri Corporation	$(10,665)	$(9,013)
Amounts attributable to Enviri Corporation common stockholders:
Income (loss) from continuing operations, net of tax	$(9,514)	$(7,846)
Income (loss) from discontinued operations, net of tax	(1,151)	(1,167)
Net income (loss) attributable to Enviri Corporation common stockholders	$(10,665)	$(9,013)

Weighted-average shares of common stock outstanding	82,291	80,331
Basic earnings (loss) per common share attributable to Enviri Corporation common stockholders:
Continuing operations	$(0.12)	$(0.10)
Discontinued operations	(0.01)	(0.01)
Basic earnings (loss) per share attributable to Enviri Corporation common stockholders (a)	$(0.13)	$(0.11)

Diluted weighted-average shares of common stock outstanding	82,291	80,331
Diluted earnings (loss) per common share attributable to Enviri Corporation common stockholders:
Continuing operations	$(0.12)	$(0.10)
Discontinued operations	(0.01)	(0.01)
Diluted earnings (loss) per share attributable to Enviri Corporation common stockholders (a)	$(0.13)	$(0.11)
(a) Earnings (loss) per share attributable to Enviri Corporation common stockholders is calculated based on actual amounts. As a result, these per share amounts may not total due to rounding.

See accompanying notes to unaudited condensed consolidated financial statements.

ENVIRI CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

	Three Months Ended
	March 31
(In thousands)	2026	2025
Net income (loss)	$(9,538)	$(7,812)
Other comprehensive income (loss):
Foreign currency translation adjustments, net of deferred income taxes of $(1,375) and $1,956 in 2026 and 2025, respectively	(6,378)	15,101
Net gain (loss) on cash flow hedging instruments, net of deferred income taxes of $(435) and $783 in 2026 and 2025, respectively	1,256	(2,797)
Pension liability adjustments, net of deferred income taxes of $(196) and $(253) in 2026 and 2025, respectively	9,910	(4,188)
Unrealized gain (loss) on marketable securities, net of deferred income taxes of $— and $1 in 2026 and 2025, respectively	—	(2)
Total other comprehensive income (loss)	4,788	8,114
Total comprehensive income (loss)	(4,750)	302
Less: Comprehensive (income) loss attributable to noncontrolling interests	(1,207)	(1,568)
Comprehensive income (loss) attributable to Enviri Corporation	$(5,957)	$(1,266)

See accompanying notes to unaudited condensed consolidated financial statements.

ENVIRI CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31
(In thousands)	2026	2025
Cash flows from operating activities:
Net income (loss)	$(9,538)	$(7,812)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	40,428	36,442
Amortization	7,844	7,403
Deferred income tax (benefit) expense	(30,161)	(2,823)
Equity in (income) loss of unconsolidated entities, net	(23)	(28)
Right-of-use assets	8,343	7,416
Stock-based compensation	2,329	4,044
Other, net	(1,675)	(637)
Changes in assets and liabilities, net of acquisitions and dispositions of businesses:
Accounts receivable	(16,334)	(13,124)
Inventories	7,387	(7,978)
Contract assets	(6,563)	6,456
Accounts payable	16,296	9,138
Accrued interest payable	(6,728)	(6,931)
Accrued compensation	8,048	(15,105)
Advances on contracts and other customer advances	688	(14,770)
Operating lease liabilities	(8,323)	(7,435)
Retirement plan liabilities, net	3,530	4,656
Other assets and liabilities	5,988	7,688
Net cash (used) provided by operating activities	21,536	6,600
Cash flows from investing activities:
Purchases of property, plant and equipment	(33,727)	(21,624)
Proceeds from sales of assets	1,950	1,447
Expenditures for intangible assets	(185)	(7)
Net proceeds (payments) from settlement of foreign currency forward exchange contracts	1,294	1,737
Net cash used by investing activities	(30,668)	(18,447)
Cash flows from financing activities:
Short-term borrowings, net	109	2,812
Borrowings and repayments under Revolving Credit Facility, net	31,000	30,000
Repayments of Term Loan	(1,250)	(1,250)
Cash paid for finance leases and other long-term debt	(5,548)	(4,158)
Stock-based compensation - Employee taxes paid	(16,252)	(1,277)
Net cash (used) provided by financing activities	8,059	26,127
Effect of exchange rate changes on cash and cash equivalents, including restricted cash	(2,799)	(9)
Net increase (decrease) in cash and cash equivalents, including restricted cash	(3,872)	14,271
Cash and cash equivalents, including restricted cash, at beginning of period	125,348	90,158
Cash and cash equivalents, including restricted cash, at end of period	$121,476	$104,429

Reconciliation of cash and cash equivalents and restricted cash reported in the Condensed Consolidated Balance Sheets:
Cash and cash equivalents	$105,697	$102,471
Restricted cash	15,779	1,958
Cash and cash equivalents, including restricted cash, at end of period	$121,476	$104,429

See accompanying notes to unaudited condensed consolidated financial statements.

ENVIRI CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (Unaudited)

	Enviri Corporation Stockholders’ Equity
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests
(In thousands, except share amounts)	Issued	Treasury					Total
Balances, December 31, 2024	$146,844	$(851,881)	$255,102	$1,378,835	$(537,385)	$38,151	$429,666
Net income (loss)	—	—	—	(9,013)	—	1,201	(7,812)
Total other comprehensive income (loss), net of deferred income taxes of $2,487	—	—	—	—	7,747	367	8,114
Vesting of restricted stock units and other stock grants, net 284,643 shares	636	(1,357)	(636)	—	—	—	(1,357)
Vesting of performance share units, net 14,860 shares	35	(122)	(35)				(122)
Amortization of unearned stock-based compensation, net of forfeitures	—	—	4,044	—	—	—	4,044
Balances, March 31, 2025	$147,515	$(853,360)	$258,475	$1,369,822	$(529,638)	$39,719	$432,533

	Enviri Corporation Stockholders’ Equity
(In thousands, except share amounts)	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests
	Issued	Treasury					Total
Balances, December 31, 2025	$149,519	$(864,646)	$273,436	$1,211,234	$(514,481)	$40,525	$295,587
Net income (loss)	—	—	—	(10,665)	—	1,127	(9,538)
Total other comprehensive income (loss), net of deferred income taxes of $(2,006)	—	—	—	—	4,708	80	4,788
Stock appreciation rights exercised, net 102,264 shares	236	(1,540)	(236)				(1,540)
Vesting of restricted stock units, net 427,651 shares	943	(5,878)	(943)	—	—	—	(5,878)
Vesting of performance share units, net 726,189 shares	1,636	(10,837)	(1,636)	—	—	—	(10,837)
Amortization of unearned stock-based compensation, net of forfeitures	—	—	2,329	—	—	—	2,329
Balances, March 31, 2026	$152,334	$(882,901)	$272,950	$1,200,569	$(509,773)	$41,732	$274,911

See accompanying notes to unaudited condensed consolidated financial statements.

ENVIRI CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.     Basis of Presentation

The Company has prepared these unaudited condensed consolidated financial statements in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the SEC. Accordingly, the unaudited Condensed Consolidated Financial Statements do not include all information and disclosure required by U.S. GAAP for annual financial statements. The December 31, 2025 Condensed Consolidated Balance Sheet information contained in this Quarterly Report on Form 10-Q was derived from the 2025 audited consolidated financial statements. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements, including the notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. In the opinion of management, all adjustments (all of which are of a normal recurring nature) that are necessary for a fair statement are reflected in these unaudited Condensed Consolidated Financial Statements.

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

The impact of revising the Condensed Consolidated Statements of Operations for the period presented is as follows:

	Three Months Ended March 31, 2025
(In thousands, except per share amounts)	As Previously Reported	Revision	As Revised
Revenues from continuing operations:
Service revenues	$476,840	$(377)	$476,463
Total revenues	548,284	(377)	547,907

Costs and expenses from continuing operations:
Cost of products sold	51,361	1,017	52,378
Total costs and expenses	517,629	1,017	518,646
Operating income (loss) from continuing operations	30,655	(1,394)	29,261

Defined benefit pension income (expense)	(5,033)	(168)	(5,201)
Income (loss) from continuing operations before income taxes and equity in income	(3,110)	(1,562)	(4,672)
Income tax benefit (expense) from continuing operations	(7,946)	5,945	(2,001)
Net income (loss)	(12,195)	4,383	(7,812)
Net income (loss) attributable to Enviri Corporation	$(13,396)	$4,383	$(9,013)

Amounts attributable to Enviri Corporation common stockholders:
Income (loss) from continuing operations, net of tax	$(12,229)	$4,383	$(7,846)
Net income (loss) attributable to Enviri Corporation common stockholders	$(13,396)	$4,383	$(9,013)

Basic earnings (loss) per share attributable to Enviri Corporation common stockholders: (a)
Continuing operations	$(0.15)	$0.05	$(0.10)
Basic earnings (loss) per share attributable to Enviri Corporation common stockholders	$(0.17)	$0.05	$(0.11)

Diluted earnings (loss) per share attributable to Enviri Corporation common stockholders: (a)
Continuing operations	$(0.15)	$0.05	$(0.10)
Diluted earnings (loss) per share attributable to Enviri Corporation common stockholders	$(0.17)	$0.05	$(0.11)
(a) Earnings (loss) per share attributable to Enviri Corporation common stockholders is calculated based on actual amounts. As a result, these per share amounts may not total due to rounding.

The impact of revising the Condensed Consolidated Statements of Comprehensive Income (Loss) for the period presented is as follows:

	Three Months Ended March 31, 2025
(In thousands, except per share amounts)	As Previously Reported	Revision	As Revised
Net income (loss)	$(12,195)	$4,383	$(7,812)
Other comprehensive income (loss):
Foreign currency translation adjustments, net of deferred taxes	15,723	(622)	15,101
Pension liability adjustment, net of deferred taxes	(4,206)	18	(4,188)
Total other comprehensive income (loss)	8,718	(604)	8,114
Total comprehensive income (loss)	(3,477)	3,779	302
Comprehensive income (loss) attributable to Enviri Corporation	$(5,045)	$3,779	$(1,266)

The impact of revising the Condensed Consolidated Statements of Cash Flows for the period presented is as follows:

	Three Months Ended March 31, 2025
(In thousands, except per share amounts)	As Previously Reported	Revision	As Revised
Cash flows from operating activities:
Net income (loss)	$(12,195)	$4,383	$(7,812)
Deferred income tax (benefit) expense	2,776	(5,599)	(2,823)
Changes in assets and liabilities, net of acquisitions and dispositions of businesses:
Accounts receivable	(13,501)	377	(13,124)
Inventories	(8,995)	1,017	(7,978)
Retirement plan liabilities, net	4,488	168	4,656
Other assets and liabilities	8,034	(346)	7,688
Net cash (used) provided by operating activities	6,600	—	6,600
Net cash used by investing activities	(18,447)	—	(18,447)
Net cash (used) provided by financing activities	26,127	—	26,127
Effect of exchange rate changes on cash and cash equivalents, including restricted cash	(9)	—	(9)
Net increase (decrease) in cash and cash equivalents, including restricted cash	14,271	—	14,271
Cash and cash equivalents, including restricted cash, at beginning of period	90,158	—	90,158
Cash and cash equivalents, including restricted cash, at end of period	$104,429	$—	$104,429

The impact of revising the Condensed Consolidated Statements of Equity for all periods presented is as follows:

	As Previously Reported
	Enviri Corporation Stockholders’ Equity
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests
(In thousands, except share amounts)	Issued	Treasury					Total
Balances, December 31, 2024	$146,844	$(851,881)	$255,102	$1,400,347	$(538,964)	$38,151	$449,599
Net income (loss)	—	—	—	(13,396)	—	1,201	(12,195)
Total other comprehensive income (loss), net of deferred income taxes of $2,487	—	—	—	—	8,351	367	8,718
Vesting of restricted stock units and other stock grants, net 284,643 shares	636	(1,357)	(636)	—	—	—	(1,357)
Vesting of performance share units, net 14,860 shares	35	(122)	(35)	—	—	—	(122)
Amortization of unearned stock-based compensation, net of forfeitures	—	—	4,044	—	—	—	4,044
Balances, March 31, 2025	$147,515	$(853,360)	$258,475	$1,386,951	$(530,613)	$39,719	$448,687

	Revision
	Enviri Corporation Stockholders’ Equity
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests
(In thousands, except share amounts)	Issued	Treasury					Total
Balances, December 31, 2024	$—	$—	$—	$(21,512)	$1,579	$—	$(19,933)
Net income (loss)	—	—	—	4,383	—	—	4,383
Total other comprehensive income (loss)	—	—	—	—	(604)	—	(604)
Vesting of restricted stock units and other stock grants	—	—	—	—	—	—	—
Vesting of performance share units	—	—	—	—	—	—	—
Amortization of unearned stock-based compensation, net of forfeitures	—	—	—	—	—	—	—
Balances, March 31, 2025	$—	$—	$—	$(17,129)	$975	$—	$(16,154)

	As Revised
	Enviri Corporation Stockholders’ Equity
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests
(In thousands, except share amounts)	Issued	Treasury					Total
Balances, December 31, 2024	$146,844	$(851,881)	$255,102	$1,378,835	$(537,385)	$38,151	$429,666
Net income (loss)	—	—	—	(9,013)	—	1,201	(7,812)
Total other comprehensive income (loss), net of deferred income taxes of $2,487	—	—	—	—	7,747	367	8,114
Vesting of restricted stock units and other stock grants, net 284,643 shares	636	(1,357)	(636)	—	—	—	(1,357)
Vesting of performance share units, net 14,860 shares	35	(122)	(35)	—	—	—	(122)
Amortization of unearned stock-based compensation, net of forfeitures	—	—	4,044	—	—	—	4,044
Balances, March 31, 2025	$147,515	$(853,360)	$258,475	$1,369,822	$(529,638)	$39,719	$432,533

2.     Recently Adopted and Recently Issued Accounting Standards

The following accounting standards were adopted during the three months ended March 31, 2026:

The Company adopted a change issued by the FASB that provides an optional practical expedient for estimating future credit losses on current accounts receivable and current contract assets that arise from certain contracts with customers. The adoption of this change did not have a material impact on the Company's financial statements.

The Company adopted changes issued by the FASB, which required greater disaggregation of income tax disclosures, related to the income tax rate reconciliation and income taxes paid for each annual reporting period. The Company applied the new disclosure requirements prospectively to its annual report for the year ended December 31, 2025.The adoption of these changes did not have a material impact on the Company's consolidated financial statements.

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

3.    Trade Accounts Receivables and Other receivables
Accounts receivable consist of the following:

(In thousands)	March 31 2026	December 31 2025
Trade accounts receivable	$296,442	$278,488
Less: Allowance for expected credit losses	(10,926)	(11,049)
Trade accounts receivable, net	$285,516	$267,439
Other receivables (a)	$40,328	$46,930
(a) Other receivables include employee receivables, insurance receivable, tax claims and refunds and other miscellaneous items not included in Trade accounts receivable, net.

The change in provision for expected credit losses related to trade accounts receivable was as follows:

	Three Months Ended
	March 31
(In thousands)	2026	2025
Change in provision for expected credit losses	$232	$(272)

At March 31, 2026, $8.3 million of the Company's trade accounts receivable were past due by twelve months or more, with $6.0 million of this amount reserved.

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

The total outstanding balance of trade receivables that have been sold and derecognized by the SPE was $160.0 million as of March 31, 2026 and December 31, 2025. The SPE owned $57.9 million and $47.5 million of trade receivables as of March 31, 2026 and December 31, 2025, respectively, which is included in the caption Trade accounts receivable, net, on the Condensed Consolidated Balance Sheets.

No proceeds were received from the AR Facility during the three months ended March 31, 2026. The Company received proceeds of $10.0 million during the three months ended March 31, 2025.

Factoring Arrangements
The Company maintains factoring arrangements with a financial institution to sell certain accounts receivable that are also accounted for as a sale of financial assets. The following table reflects balances for net amounts sold and program capacities for the arrangements:

(In millions)	March 31 2026	December 31 2025
Net amounts sold under factoring arrangements	$20.0	$16.4
Program capacities	20.6	21.1

4.    Inventories
Inventories consist of the following:

(In thousands)	March 31 2026	December 31 2025
Finished goods	$8,721	$11,057
Work-in-process	14,809	13,679
Raw materials and purchased parts	101,549	107,056
Stores and supplies	48,197	48,756
Total inventories	$173,276	$180,548

5.     Property, Plant and Equipment
PP&E consist of the following:

(In thousands)	March 31 2026	December 31 2025
Land and improvements	$97,718	$95,324
Buildings and improvements	254,336	250,452
Machinery and equipment	1,723,342	1,731,009
Uncompleted construction	52,130	47,837
Gross property, plant and equipment	2,127,526	2,124,622
Less: Accumulated depreciation	(1,437,435)	(1,424,958)
Property, plant and equipment, net	$690,091	$699,664

6. Leases*
The components of lease expense were as follows:

	Three Months Ended
	March 31
(In thousands)	2026	2025
Finance leases:
Depreciation expense	$4,811	$3,959
Interest on lease liabilities	1,532	1,392
Operating leases	10,419	9,572
Variable and short-term lease expense	13,085	12,580
Sublease income	(47)	(2)
Total lease expense	$29,800	$27,501

*    Previously issued 2025 amounts have been revised due to the correction of immaterial errors, as identified in Note 1, Basis of Presentation under "Revision of Previously Issued Financial Statements".

7.     Goodwill and Other Intangible Assets

The Company tests for goodwill impairment annually, or more frequently if indicators of impairment exist, or if a decision is made to dispose of a business. The Company performs its annual goodwill impairment test as of October 1 and monitors for triggering events on an ongoing basis.

During the three months ended March 31, 2026, the Company determined that there were no events or indicators present that would indicate that it was more-likely-than-not that its reporting units' fair values were less than their carrying amounts, which would require a further interim impairment analysis. However, unfavorable economic conditions, including tariffs and continued cost inflation, could impact the Company's future projected cash flows and discount rates used to estimate fair value, which could result in an impairment charge to any of the Company's reporting units in a future period.

8. Debt and Credit Agreements
Long-term debt consists of the following:

(In thousands)	March 31 2026	December 31 2025
Senior Secured Credit Facilities:
Term Loan	$476,250	$477,500
Revolving Credit Facility	557,000	526,000
5.75% Senior Notes	475,000	475,000
Other financing payable (including finance leases) in varying amounts	84,175	88,501
Total debt obligations	1,592,425	1,567,001
Less: deferred financing costs	(9,839)	(10,818)
Total debt obligations, net of deferred financing costs	1,582,586	1,556,183
Less: current maturities of long-term debt	(25,835)	(25,874)
Long-term debt	$1,556,751	$1,530,309

In February 2026, the Company amended its Senior Secured Credit Facilities to extend the maturity date of its $50.0 million non-extended revolving credit facility from March 10, 2026 to the earlier of (i) July 1, 2026 and (ii) the date on which the Company's Clean Earth segment is sold to Veolia Environnement S.A., a French société anonyme, ("Veolia") in connection with the Company's Agreement and Plan of Merger, dated November 20, 2025, by and among the Company, CLEH, Inc. ("CLEH"), a direct wholly owned subsidiary of the Company, Enviri LLC, a direct wholly owned subsidiary of CLEH, Veolia and Enviri II Corporation, a direct wholly owned subsidiary of Enviri Corporation.

In November 2025, the Company entered into an amendment to the Credit Agreement to, among other things, modify certain levels of its total Net Debt to Consolidated Adjusted EBITDA ratio covenant and permit a distribution of the Company’s Clean Earth business, together with certain related transactions, including repayments of certain of the Company's existing indebtedness. The Company obtained the amendment because its forward-looking projections indicated that it may not meet the minimum level required by the net leverage coverage ratio and to allow for the strategic alternatives it is currently evaluating. As a result of this amendment, the total Net Debt to Consolidated Adjusted EBITDA ratio covenant was set to 5.50x for the quarters ended March 31, 2026, June 30, 2026 and September 30, 2026, 5.00x for the quarter ended December 31, 2026 and 4.50x for the quarter ended March 31, 2027. After giving effect to the distribution of the Company’s Clean Earth business, the total Net Debt to Consolidated Adjusted EBITDA ratio covenant will be set at 3.00x. The Company expects that it will maintain compliance with the amended covenants based on current forecasts. The Company capitalized $1.8 million of fees incurred related to the amendment.

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

At March 31, 2026, the Company was in compliance with all covenants for its Senior Secured Credit Facilities, as amended in February 2026, as the total Net Debt to Consolidated Adjusted EBITDA ratio was 4.98x and the total interest coverage ratio was 2.78x. Based on balances and covenants in effect at March 31, 2026, the Company could increase Net Debt by $156.9 million and still be in compliance with these debt covenants. Alternatively, Consolidated Adjusted EBITDA could decrease by $28.5 million or interest expense could increase by $11.9 million and the Company would remain in compliance with these covenants.

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

Facility Fees and Debt-Related Income (Expense)
The components of the Condensed Consolidated Statements of Operations caption Facility fees and debt-related income (expense) were as follows:

	Three Months Ended
	March 31
(In thousands)	2026	2025
Unused debt commitment and amendment fees	$(75)	$(188)
Securitization and factoring fees	(2,219)	(2,424)
Facility fees and debt-related income (expense)	$(2,294)	$(2,612)

9.  Employee Benefit Plans*

	Three Months Ended
	March 31
Defined Benefit Pension Plans Net Periodic Pension Cost (Benefit)	U.S. Plans		International Plans
(In thousands)	2026	2025	2026	2025
Service costs	$—	$—	$260	$303
Interest costs	2,031	2,313	7,372	7,387
Expected return on plan assets	(2,287)	(2,562)	(7,804)	(6,499)
Recognized prior service costs	—	—	108	113
Recognized actuarial losses	751	785	3,754	3,698
Defined benefit pension plans net periodic pension cost (benefit)	$495	$536	$3,690	$5,002

Cash contributions to U.S. and international defined benefit pension plans totaled $0.4 million and $0.2 million for the three months ended March 31, 2026, respectively. The Company's estimate of expected cash contributions to be paid during the remainder of 2026 for the U.S. and international defined benefit pension plans is $1.2 million and $0.7 million, respectively.

*    Previously issued 2025 amounts have been revised due to the correction of immaterial errors, as identified in Note 1, Basis of Presentation under "Revision of Previously Issued Financial Statements".

10.     Income Taxes*

Income tax benefit from continuing operations for the three months ended March 31, 2026 was $24.4 million compared with $2.0 million income tax expense for the three months ended March 31, 2025. The change is primarily due to costs of $12.5 million related to the planned sale of Clean Earth during the three months ended March 31, 2026, which did not occur during the three months ended March 31, 2025, lower operating income in Clean Earth and a $5.1 million tax benefit from the vesting of stock-based compensation awards in 2026.

The reserve for uncertain tax positions on March 31, 2026 and December 31, 2025 was $6.0 million and $6.7 million, respectively, including interest and penalties. Within the next twelve months, it is reasonably possible that $2.0 million in unrecognized income tax benefits will be recognized upon settlement of tax examinations and the expiration of various statutes of limitations.

*    Previously issued 2025 amounts have been revised due to the correction of immaterial errors, as identified in Note 1, Basis of Presentation under "Revision of Previously Issued Financial Statements".

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

The following table summarizes information related to the location and undiscounted amount of the Company's environmental liabilities:

(In thousands)	March 31 2026	December 31 2025
Current portion of environmental liabilities (a)	$12,573	$12,736
Long-term environmental liabilities	38,019	38,256
Total environmental liabilities	$50,592	$50,992
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

On January 27, 2020, the EPA issued a Notice of Potential Liability to the Company, along with several other companies, concerning the Newtown Creek Superfund Site located in Kings and Queens Counties in New York, which alleges certain facilities formerly owned or operated by subsidiaries of the Company may have resulted in the discharge of hazardous substances into Newtown Creek or its Dutch Kills tributary. The site has been subject to CERCLA response activities since approximately 2011. The EPA expects to issue a Record of Decision for the sitewide cleanup plan no sooner than 2028 and announced, in July 2021, that it would defer its decision on a potential early action response for the lower two miles of the Creek until the site-wide studies are completed. On August 28, 2024, the EPA released a proposed plan for clean up of the East Branch portion of Newtown Creek. On January 17, 2025, the EPA released its decision approving this early action remedy for the East Branch. The Company is one of 30 PRPs that have received notices, though it is believed other PRPs may exist. The Company vigorously contests the allegations of this notice and currently does not believe that this matter will have a material effect on the Company’s condensed consolidated financial statements.

The Company has had ongoing meetings with the SCE over processing salt cakes, a processing byproduct, stored at the Al Hafeerah site. The Company’s Bahrain operations that produced the salt cakes have ceased operations. An Environmental Impact Assessment and Technical Feasibility Study for facilities to process the salt cakes was approved by the SCE during the first quarter of 2018. Commissioning of the facilities was completed during the third quarter of 2021 and the processing of the salt cakes has commenced, with the expectation that the Company would be able to sell the products that resulted from the processing in an amount that would cover the processing costs. During the fourth quarter of 2024, the Company concluded that, despite significant commercial efforts and ongoing discussions with the SCE, it could not sufficiently recover the processing costs from these sales as it had previously estimated and, as such, recorded an additional provision of $27.2 million. During the fourth quarter of 2025, the Company recorded an additional provision of $5.0 million based on the current expected recovery of the processing costs, including the agreement to sell a significant quantity of processed material to a regional buyer. The Company is currently exploring other options to resolve this matter in a cost-effective manner, including engaging certain entities to remove the remaining salt cakes from Bahrain, subject to a suitability analysis. The Company's current reserve of $27.0 million at March 31, 2026 represents the Company's best estimate of the net costs to fully resolve this matter. The Company will continue to evaluate this reserve and any future change in estimated costs which could be material to the Company’s results of operations in any single period.

On July 27, 2018, Brazil’s Federal and Rio de Janeiro State Public Prosecution Offices (the "MPF" and "MPE", respectively) filed a Civil Public Action against CSN, one of the Company's customers, the Company’s Brazilian subsidiary, the Municipality of Volta Redonda, Brazil, and the Instituto Estadual do Ambiente, the state of Rio de Janeiro's environmental protection agency, seeking the implementation of various measures to limit and reduce the accumulation of customer-owned slag at the site in Brazil. On August 6, 2018, the 3rd Federal Court in Volta Redonda (the "3rd Volta Redonda Court") granted the MPF and MPE an injunction against the defendants requiring, among other things, CSN and the Company’s Brazilian subsidiary to limit the volume of slag sent to the site. Because the customer owns the site and the slag located on the site, the Company believes that complying with this injunction is the steel producer’s responsibility. Nevertheless, the 3rd Volta Redonda Court issued two orders fining the Company and CSN for what it viewed as violations of the injunction. The Company appealed the fines and the underlying injunction and, beginning on March 25, 2022, the 3rd Volta Redonda Court entered a series of orders suspending the litigation proceedings and staying any additional fines and interest accruals while the parties discuss a possible resolution to the matter. The aggregate amount of fines levied against the Company, exclusive of interest, is approximately 32 million Brazilian reais (or approximately $6 million as of March 31, 2026). On October 5, 2024, the 3rd Volta Redonda Court determined that, as of August 1, 2024, the Company was not responsible for complying with the injunction because the Company no longer operates at the site. In May 2025, the authorities issued a settlement proposal in which CSN would perform remediation at the site and pay approximately 264 million Brazilian reais (or approximately $50 million as of March 31, 2026) and the Company would pay approximately 66 million Brazilian reais (or approximately $13 million as of March 31, 2026) for alleged environmental damage. The Company disputes that environmental damage was caused by the accumulation of slag and, as such, does not agree with the proposed payment. The Company and the other parties continue to discuss a potential resolution related to the portion of the authorities' claims that allegedly occurred prior to August 1, 2024. On September 30, 2025, the public prosecutors pursuing the Civil Public Action initiated a criminal proceeding before the 2nd Federal Court in Volta Redonda (the "2nd Volta Redonda Court") against CSN and the Company and is seeking 431 million Brazilian reais (or approximately $82 million as of March 31, 2026) from the two companies. A majority of the amount sought in this proceeding is identical to, and overlaps with, the damages sought in the Civil Public Action. The 2nd Volta Redonda Court has accepted the complaint from the public prosecutors, and both CSN and the Company submitted their respective defenses in January 2026. The Company denies that any environmental damage occurred and will defend itself vigorously. Because of multiple defenses available, including that the slag is inert and not harmful to the environment, and that the slag deposits do not belong to it, the Company does not believe that a loss relating to this matter is probable.

In October 2021, the Company received a subpoena and two indictments before the Amsterdam District Court in the Netherlands concerning the Company's operations at a customer site in Ijmuiden, Netherlands. The Amsterdam Public Prosecutor’s Office ("APPO") issued two indictments against the Company, alleging violations in connection with dust releases and/or events alleged to have occurred in 2018 through May 2020 at the site. The action cited provisions which permit fines for the alleged infractions and sought €0.1 million in fines with a smaller amount held in abeyance. On February 2, 2022, the APPO announced that it would further investigate residents’ claims related to this matter. On February 25, 2022, the Amsterdam District Court ruled that the Company was liable for only one alleged violation and that this alleged violation was unintentional. The court issued a fine of €5 thousand, to be held in abeyance. Both the Company and the APPO appealed this ruling. On July 19, 2024, the Court of Appeals ruled that the Company was liable for two intentional violations and issued a fine of €25 thousand. Both the Company and the APPO appealed this ruling. On April 23, 2025, the APPO withdrew its appeal of the Court of Appeal's ruling from July 19, 2024 and the Company withdrew its reciprocal appeal on May 8, 2025. As such, the Court of Appeal's July 19, 2024 ruling has become final and binding. The Company is vigorously contesting all allegations against it and is also working with its customer to ensure the control of emissions. The Company has contractual indemnity rights from its customer that it believes will substantially cover any fines or penalties. Due to multiple defenses available to the Company, including that the majority of the alleged issues relate the customer's operations, the Company does not believe a loss is probable or potentially material.

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

Brazilian Tax Dispute
On December 30, 2020, the Company received an assessment from the municipal tax authority in Ipatinga, Brazil, alleging $2.0 million in unpaid service taxes from the period 2015 to 2020. This dispute is currently in the collection action phase of the legal process and the amount assessed includes interest charges that may increase at statutorily determined amounts per month and are assessed on the aggregate amount of the principal and penalties. In addition, while in the collection action phase, the losing party could be subject to a charge to cover statutorily mandated legal fees, which are generally calculated as a percentage of the total assessed amounts due, inclusive of penalty and interest. After calculating the interest and penalties accrued, the Company estimates that the current overall potential liability for this case is approximately $7.6 million as of March 31, 2026. On July 21, 2023, the Company filed the last administrative appeal against the decision that maintained the assessment and a final administrative decision is still pending. Due to the multiple defenses that are available, the Company does not believe a loss is probable and, as a result, no loss provision has been recorded in the Company's Condensed Consolidated Financial Statements and the Company does not expect that any costs that are reasonably possible to be incurred by the Company in connection with this tax dispute would have a material adverse effect on the Company's financial condition, results of operations or cash flows.
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
As of March 31, 2026, there were approximately 17,000 pending asbestos personal injury actions filed against the Company. The vast majority of these actions were filed in the New York Supreme Court (New York County), of which the majority of such actions were on the Deferred/Inactive Docket created by the New York Supreme Court in December 2002 for all pending and future asbestos actions filed by persons who cannot demonstrate that they have a malignant condition or discernible physical impairment. A relatively small portion of cases are on the Active or In Extremis docket in New York County or on active dockets in other jurisdictions. The complaints in most of those actions generally follow a form that contains a standard demand of significant damages, regardless of the individual plaintiff's alleged medical condition, and without identifying any Company product.
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
In view of the persistence of asbestos litigation in the U.S., the Company expects to continue to receive additional claims in the future. The Company intends to continue its practice of vigorously defending these claims and cases. As of March 31, 2026, the Company has successfully dismissed approximately 28,500 cases by stipulation or summary judgment prior to trial.

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
Insurance liabilities are recorded when it is probable that a liability has been incurred for a particular event and the amount of loss associated with the event can be reasonably estimated. Insurance reserves have been estimated based primarily upon actuarial calculations and reflect the undiscounted estimated liabilities for ultimate losses, including claims incurred but not reported. Inherent in these estimates are assumptions that are based on the Company's history of claims and losses, a detailed analysis of existing claims with respect to potential value, and current legal and legislative trends. If actual claims differ from those projected by management, changes (either increases or decreases) to insurance reserves may be required and would be recorded through income in the period the change was determined. When a recognized liability has been determined to be covered by third-party insurance, the Company records an insurance claim receivable to reflect the covered liability. Insurance claim receivables are included in Other receivables on the Company's Condensed Consolidated Balance Sheets. See Note 1, Summary of Significant Accounting Policies in Part II, Item 8 Financial Statements and Supplementary Data in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, under Accrued Insurance and Loss Reserves, for additional information.

12.  Reconciliation of Basic and Diluted Shares*

	Three Months Ended
	March 31
(In thousands, except per share amounts)	2026	2025
Income (loss) from continuing operations attributable to Enviri Corporation common stockholders	$(9,514)	$(7,846)
Weighted-average shares outstanding:
Weighted-average shares outstanding - basic	82,291	80,331
Dilutive effect of stock-based compensation	—	—
Weighted-average shares outstanding - diluted	82,291	80,331
Earnings (loss) from continuing operations per common share, attributable to Enviri Corporation common stockholders:
Basic	$(0.12)	$(0.10)
Diluted	$(0.12)	$(0.10)

The following average outstanding stock-based compensation units were not included in the computation of diluted earnings (loss) per share because the effect was either antidilutive or the market conditions for the performance share units were not met:

	Three Months Ended
	March 31
(In thousands)	2026	2025
Restricted stock units	1,163	2,077
Stock appreciation rights	2,682	3,330
Performance share units	547	2,457

*    Previously issued 2025 amounts have been revised due to the correction of immaterial errors, as identified in Note 1, Basis of Presentation under "Revision of Previously Issued Financial Statements".

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
The fair value of outstanding derivative contracts recorded as assets and liabilities on the Company's Condensed Consolidated Balance Sheets was as follows:

(In thousands)	Balance Sheet Location	Fair Value of Derivatives Designated as Hedging Instruments	Fair Value of Derivatives Not Designated as Hedging Instruments	Total Fair Value
March 31, 2026
Asset derivatives (Level 2):
Foreign currency exchange forward contracts	Other current assets	$168	$5,182	$5,350
Interest rate swaps	Other current assets	1,661	—	1,661
Interest rate swaps	Other assets	1,162	—	1,162
Total		$2,991	$5,182	$8,173

Liability derivatives (Level 2):
Foreign currency exchange forward contracts	Derivative liabilities	$495	$13,627	$14,122
Total		$495	$13,627	$14,122

December 31, 2025
Asset derivatives (Level 2):
Foreign currency exchange forward contracts	Other current assets	$36	$1,340	$1,376
Interest rate swaps	Other current assets	887	—	887
Interest rate swaps	Other assets	313	—	$313
Total		$1,236	$1,340	$2,576

Liability derivatives (Level 2):
Foreign currency exchange forward contracts	Derivative liabilities	$861	$19,978	$20,839
Total		$861	$19,978	$20,839

All of the Company's derivatives are recorded on the Condensed Consolidated Balance Sheets at gross amounts and do not offset. All of the Company's interest rate swaps and certain foreign currency exchange forward contracts are transacted under ISDA documentation. Each ISDA master agreement permits the net settlement of amounts owed in the event of default. The Company's derivative assets and liabilities subject to enforceable master netting arrangements, if offset, would have resulted in a net asset of $1.2 million at March 31, 2026 and a $0.3 million net liability at December 31, 2025.

The effect of derivative instruments on the Company's Condensed Consolidated Statements of Comprehensive Income (Loss) was as follows:
Derivatives Designated as Hedging Instruments

	Gain (Loss) Recognized in OCI on Derivatives		Loss (Gain) Reclassified from AOCI into Income - Effective Portion or Equity
	Three Months Ended		Three Months Ended
	March 31		March 31
(In thousands)	2026	2025	2026	2025
Foreign currency exchange forward contracts	$491	$(871)	$(422)	$192
Interest rate swaps	2,072	(2,784)	(449)	(117)
	$2,563	$(3,655)	$(871)	$75

The locations and amounts of gain (loss) recognized on the Company's Condensed Consolidated Statements of Operations was as follows:

	Three Months Ended
	March 31
	2026		2025
(In thousands)	Product Revenues	Interest Expense	Product Revenues	Interest Expense
Total amounts in the Condensed Consolidated Statement of Operations in which the effects of derivatives designated as hedging instruments are recorded	$65,778	$(27,833)	$71,444	$(26,574)
Interest rate swaps:
Gain (loss) reclassified from AOCI into income	—	449	—	117
Foreign exchange contracts:
Gain (loss) reclassified from AOCI into income	422	—	(192)	—

Derivatives Not Designated as Hedging Instruments

	Location of Gain (Loss) Recognized in Income on Derivatives (a)	Amount of Gain (Loss) Recognized in Income on Derivatives (a)
		Three Months Ended
		March 31
(In thousands)		2026	2025
Foreign currency exchange forward contracts	Cost of services and products sold	$11,486	$(15,156)
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
The recognized gains and losses offset amounts recognized in cost of services and products sold principally as a result of intercompany or third-party foreign currency exposures. At March 31, 2026 and December 31, 2025, the notional amounts of foreign currency exchange forward contracts were $614.3 million and $639.0 million, respectively. These contracts are primarily denominated in British Pound Sterling and Euros and mature through October 2027.
In addition to foreign currency exchange forward contracts, the Company designates certain loans as hedges of net investments in international subsidiaries. The Company recorded a pre-tax net gain of $0.1 million for the three months ended March 31, 2026, and a pre-tax net loss of $0.6 million for the three months ended March 31, 2025 in OCI.

Interest Rate Swaps
The Company uses interest rate swaps in conjunction with certain variable rate debt issuances in order to secure a fixed interest rate. Changes in the fair value attributed to the effect of the swaps’ interest spread and changes in the credit worthiness of the counter-parties are recorded in OCI.

The Company has entered into a series of interest rate swaps that have been effective since December 2025 and are scheduled to mature in March 2028. These forward swaps have the effect of converting $300.0 million under the Term Loan from a floating interest rate to a fixed interest rate and are classified as cash flow hedges. These swaps provide fixed interest rates that range from 3.06% to 3.12% and replace the adjusted SOFR rate in the interest calculation.

Fair Value of Other Financial Instruments
The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and short-term borrowings approximate fair value due to the short-term maturities of these assets and liabilities. At March 31, 2026 and December 31, 2025, the total fair value of long-term debt and current maturities, excluding deferred financing costs, was $1,588.3 million and $1,566.4 million, respectively, compared with a carrying value of $1,592.4 million and $1,567.0 million, respectively. Fair values for debt are based on pricing models using market-based inputs (Level 2) for similar issues or on the current rates offered to the Company for debt of the same remaining maturities.

14. Review of Operations by Segment*

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

	Three Months Ended March 31, 2026
(in thousands)	Harsco Environmental	Clean Earth	Harsco Rail	Total Reportable Segments	Corporate	Total
Segment Profit and Loss:
Total revenues	256,717	225,755	67,331	$549,803	—	$549,803
Less:
Cost of services and products sold	218,007	168,860	57,972	444,839	—	444,839
Selling, general and administrative expenses	27,943	41,013	11,758	80,714	10,742	91,456
Other segment activities (a)	738	104	798	1,640	11,075	12,715
Operating income (loss) from continuing operations	10,029	15,778	(3,197)	$22,610	(21,817)	$793
Plus:
Interest income						473
Interest expense						(27,833)
Facility fees and debt-related income (expense)						(2,294)
Defined benefit pension income (expense)						(3,936)
Income (loss) from continuing operations before income taxes and equity in income						$(32,797)

Other Segment Information:
Depreciation	27,896	11,103	1,196	$40,195	233	$40,428
Amortization (b)	572	5,938	285	$6,795	1,049	$7,844
Capital expenditures	17,407	14,423	1,768	$33,598	129	$33,727

	Three Months Ended March 31, 2025
(in thousands)	Harsco Environmental	Clean Earth	Harsco Rail	Total Reportable Segments	Corporate	Total
Segment Profit and Loss:
Total revenues	243,106	234,854	69,947	$547,907	—	$547,907
Less:
Cost of services and products sold	202,017	173,619	49,417	425,053	—	425,053
Selling, general and administrative expenses	26,628	38,962	11,582	77,172	11,936	89,108
Other segment activities (a)	4,388	(15)	1,810	6,183	(1,698)	4,485
Operating income (loss) from continuing operations	10,073	22,288	7,138	$39,499	(10,238)	$29,261
Plus:
Interest income						454
Interest expense						(26,574)
Facility fees and debt-related income (expense)						(2,612)
Defined benefit pension income (expense)						(5,201)
Income (loss) from continuing operations before income taxes and equity in income						$(4,672)

Other Segment Information:
Depreciation	25,509	9,620	1,032	$36,161	281	$36,442
Amortization (b)	540	5,845	67	$6,452	951	$7,403
Capital expenditures	14,094	6,652	780	$21,526	98	$21,624

(a) Other segment activities include amounts reflected in the captions Research and development costs, Other income (expenses), net, and certain activities reported in Cost of services and products sold on the Company's Condensed Consolidated Statements of Operations.
(b) Amortization expense in Corporate relates to the amortization of deferred financing costs.

*    Previously issued 2025 amounts have been revised due to the correction of immaterial errors, as identified in Note 1, Basis of Presentation under "Revision of Previously Issued Financial Statements".

15. Revenues*

The Company recognizes revenues to depict the transfer of promised services and products to customers in an amount that reflects the consideration the Company expects to receive in exchange for those services and products. Service revenues include CE and the service components of HE and Rail. Product revenues include portions of HE and Rail. There are no significant inter-segment sales.

A summary of the Company's revenues by primary geographical markets as well as by key product and service groups is as follows:

	Three Months Ended
	March 31, 2026
(In thousands)	Harsco Environmental	Clean Earth	Harsco Rail	Consolidated Totals
Primary Geographical Markets (a):
North America	$59,098	$225,755	$39,618	$324,471
Western Europe	96,439	—	21,886	118,325
Latin America (b)	40,553	—	1,622	42,175
Asia-Pacific	30,357	—	4,160	34,517
Middle East and Africa	25,488	—	45	25,533
Eastern Europe	4,782	—	—	4,782
Total Revenues	$256,717	$225,755	$67,331	$549,803
Key Product and Service Groups:
Environmental services related to resource recovery for metals manufacturing and related logistical services	$240,425	$—	$—	$240,425
Ecoproducts	12,213	—	—	12,213
Environmental systems for aluminum dross and scrap processing	4,079	—	—	4,079
Railway track maintenance equipment	—	—	20,703	20,703
After-market parts and services; safety and diagnostic technology	—	—	28,955	28,955
Railway contracting services	—	—	17,673	17,673
Hazardous waste processing solutions	—	188,807	—	188,807
Soil and dredged materials processing and reuse solutions	—	36,948	—	36,948
Total Revenues	$256,717	$225,755	$67,331	$549,803

	Three Months Ended
	March 31, 2025
(In thousands)	Harsco Environmental	Clean Earth	Harsco Rail	Consolidated Totals
Primary Geographical Markets (a):
North America	$55,226	$234,854	$36,976	$327,056
Western Europe	97,644	—	27,224	124,868
Latin America (b)	32,124	—	1,800	33,924
Asia-Pacific	28,564	—	3,947	32,511
Middle East and Africa	25,349	—	—	25,349
Eastern Europe	4,199	—	—	4,199
Total Revenues	$243,106	$234,854	$69,947	$547,907
Key Product and Service Groups:
Environmental services related to resource recovery for metals manufacturing and related logistical services	$227,205	$—	$—	$227,205
Ecoproducts	10,692	—	—	10,692
Environmental systems for aluminum dross and scrap processing	5,209	—	—	5,209
Railway track maintenance equipment	—	—	33,068	33,068
After-market parts and services; safety and diagnostic technology	—	—	22,915	22,915
Railway contracting services	—	—	13,964	13,964
Hazardous waste processing solutions	—	197,594	—	197,594
Soil and dredged materials processing and reuse solutions	—	37,260	—	37,260
Total Revenues	$243,106	$234,854	$69,947	$547,907
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

The Company had contract assets totaling $75.2 million and $69.1 million at March 31, 2026 and December 31, 2025, respectively. The Company had advances on contracts totaling $9.1 million and $8.2 million at March 31, 2026 and December 31, 2025, respectively. The increase in advances on contracts is due principally to an excess of new advances over the recognition of revenue on previously received advances on contracts during the period. During the three months ended March 31, 2026, the Company recognized $4.7 million of revenue related to amounts previously included in advances on contracts. During the three months ended March 31, 2025, the Company recognized revenues of $17.6 million related to amounts previously included in advances on contracts.

The table below represents the expected fulfillment year of Company's fixed, unsatisfied performance obligations, where the expected contract duration exceeds one year, by segment, and excludes any variable fees, fixed fees subject to indexation and any performance obligations expected to be satisfied within one year:

(In thousands)	Harsco Environmental	Harsco Rail
2027	$15,784	$42,885
2028	13,655	35,856
2029	10,127	13,354
2030	3,132	4,324
2031	3,132	3,508
Thereafter	3,132	9,063
Total remaining performance obligations	$48,962	$108,990

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

For the Network Rail contract, no adjustment was made to the forward loss provision for the three months ended March 31, 2026. During the three months ended March 31, 2025, the Company recorded an additional forward loss provision of $1.1 million primarily related to increased estimated engineering and manufacturing costs.

For the Deutsche Bahn contract, no adjustment was made to the forward loss provision during the three months ended March 31, 2026. During the three months ended March 31, 2025, the Company recorded a net favorable adjustment of $13.3 million that was the result of an amendment to the contract with Deutsche Bahn which included additional pricing, as well as an extension of the delivery schedule for the machines which resulted in a reduction of the previous estimate of penalties. The increased pricing and reduction of penalties were recorded as an increase to revenue. Partially offsetting this were higher estimated material, manufacturing and engineering costs.

For the SBB contract, no adjustment was made to the forward loss provision during the three months ended March 31, 2026. For the three months ended March 31, 2025, the Company recorded an additional loss provision of $1.1 million due to an increased estimate for engineering costs and a supplier claim.

The estimated forward loss provisions represent the Company's best estimate based on currently available information. It is possible that the Company's overall estimate of liquidated damages, penalties and costs to complete these contracts may change, which could result in an additional estimated forward loss provision at such time that could be material. The Company will continue to update its estimates to complete these contracts, which will include the effect of negotiations with the customers regarding measures to improve the overall economics if the contracts, to include price increases, change orders and extensions to delivery schedules. To that extent, the Company is currently in discussions with Network Rail and has sent Network Rail a letter communicating the need to bring the negotiations to closure and summarizing various options, including a substantial revision of the contract’s economic terms or finding a mutually acceptable exit to this contract. If the Company were to exit this contract and/or other contracts, it could result in a material unfavorable impact to the Company's results of operations and cash flows.

As of March 31, 2026, the contracts with Network Rail, Deutsche Bahn and SBB are 68%, 56% and 91% complete, respectively, based on costs incurred under the cost-to-cost method to measure progress.

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

*    Previously issued 2025 amounts have been revised due to the correction of immaterial errors, as identified in Note 1, Basis of Presentation under "Revision of Previously Issued Financial Statements".

16.   Other Expense (Income), Net

The major components of this Condensed Consolidated Statements of Operations caption were as follows:

	Three Months Ended
	March 31
(In thousands)	2026	2025
Employee termination benefit costs	$745	$2,518
Other costs for exit activities (a)	12,334	1,958
Asset impairments	—	583
Net gains on sale of assets	(218)	(768)
Other expense (income), net	$12,861	$4,291
(a) Includes costs related to the planned sale of Clean Earth

17. Components of Accumulated Other Comprehensive Loss*
AOCI is included on the Condensed Consolidated Statements of Equity. The components of AOCI, net of the effect of income taxes, and activity for the three months ended March 31, 2026 and 2025, were as follows:

	Components of AOCI, Net of Tax
(In thousands)	Cumulative Foreign Exchange Translation Adjustments	Effective Portion of Derivatives Designated as Hedging Instruments	Cumulative Unrecognized Actuarial Losses on Pension Obligations	Unrealized Gain (Loss) on Marketable Securities	Total
Balance at December 31, 2025	$(199,071)	$15	$(315,450)	$25	$(514,481)
OCI before reclassifications (a)(b)	(6,378)	1,912	5,493	—	1,027
Amounts reclassified from AOCI, net of tax	—	(656)	4,417	—	3,761
Total OCI	(6,378)	1,256	9,910	—	4,788
Less: OCI attributable to noncontrolling interests	(80)	—	—	—	(80)
OCI attributable to Enviri Corporation	(6,458)	1,256	9,910	—	4,708
Balance at March 31, 2026	$(205,529)	$1,271	$(305,540)	$25	$(509,773)

	Components of AOCI, Net of Tax
	Cumulative Foreign Exchange Translation Adjustments	Effective Portion of Derivatives Designated as Hedging Instruments	Cumulative Unrecognized Actuarial Losses on Pension Obligations	Unrealized Gain (Loss) on Marketable Securities	Total
Balance at December 31, 2024	(229,257)	3,769	(311,919)	22	(537,385)
OCI before reclassifications (a)(b)	15,101	(2,824)	(8,580)	(2)	3,695
Amounts reclassified from AOCI, net of tax	—	27	4,392	—	4,419
Total OCI	15,101	(2,797)	(4,188)	(2)	8,114
Less: OCI attributable to noncontrolling interests	(367)	—	—	—	(367)
OCI attributable to Enviri Corporation	14,734	(2,797)	(4,188)	(2)	7,747
Balance at March 31, 2025	(214,523)	972	(316,107)	20	(529,638)
(a)    The cumulative amounts from foreign exchange translation and unrecognized actuarial losses on pension obligations are principally from foreign currency fluctuation.
(b)    The amounts related to the effective portion of derivatives designated as hedge instruments are due to the net change from periodic revaluations.

Amounts reclassified from AOCI were as follows:

(In thousands)	Three Months Ended		Location on the Condensed Consolidated Statements of Operations
	March 31
	2026	2025
Amortization of cash flow hedging instruments:
Foreign currency exchange forward contracts	$(422)	$192	Product revenues
Interest rate swaps	(449)	(117)	Interest expense
Total before income taxes	(871)	75
Income taxes	215	(48)
Total reclassification of cash flow hedging instruments, net of tax	$(656)	$27

Amortization of defined benefit pension items (c):
Actuarial losses	$4,505	$4,483	Defined benefit pension income (expense)
Prior service costs	108	113	Defined benefit pension income (expense)
Total before income taxes	4,613	4,596
Income taxes	(196)	(204)
Total reclassification of defined benefit pension items, net of tax	$4,417	$4,392
(c)    These AOCI components are included in the computation of net periodic pension costs. See Note 9, Employee Benefit Plans, for additional details.

*    Previously issued 2025 amounts have been revised due to the correction of immaterial errors, as identified in Note 1, Basis of Presentation under "Revision of Previously Issued Financial Statements".

ITEM 2.                 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements as well as the audited consolidated financial statements of the Company, including the notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 which includes additional information about the Company’s critical accounting policies, contractual obligations, practices and the transactions that support the financial results, and provides a more comprehensive summary of the Company’s outlook, trends and strategies for 2026 and beyond.

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
Factors that could cause actual results to differ, perhaps materially, from those implied by forward-looking statements include, but are not limited to:

(1)the Company's ability to complete the transactions contemplated by the Merger Agreement and the Separation Agreement on the terms expected in a timely manner or at all;
(2)the possibility that the Merger and Separation may not ultimately achieve the expected benefits;
(3)the Company's ability to successfully enter into new contracts and complete new acquisitions, divestitures, or strategic ventures in the time-frame contemplated or at all;
(4)the Company’s inability to comply with applicable environmental laws and regulations;

(5)the Company’s inability to obtain, renew, or maintain compliance with its operating permits or license agreements;
(6)various economic, business, and regulatory risks associated with the waste management industry;
(7)the seasonal nature of the Company's business;
(8)risks caused by customer concentration, fixed-price and long-term customer contracts, especially those related to complex engineered equipment and the competitive nature of the industries in which the Company operates;
(9)the outcome of any disputes with customers, contractors and subcontractors;
(10)the financial condition of the Company's customers, including the ability of customers (especially those that may be highly leveraged or have inadequate liquidity) to maintain their credit availability;
(11)higher than expected claims under the Company’s insurance policies, or losses that are uninsurable or that exceed existing insurance coverage;
(12)market and competitive changes, including pricing pressures, market demand and acceptance for new products, services and technologies; changes in currency exchange rates, interest rates, commodity and fuel costs and capital costs;
(13)the Company's ability to negotiate, complete, and integrate strategic transactions and joint ventures with strategic partners;
(14)the Company’s ability to effectively retain key management and employees, including due to unanticipated changes to demand for the Company’s services, disruptions associated with labor disputes, and increased operating costs associated with union organizations;
(15)the Company's inability or failure to protect its intellectual property rights from infringement in one or more of the many countries in which the Company operates;
(16)failure to effectively prevent, detect or recover from breaches in the Company's cybersecurity infrastructure;
(17)changes in the worldwide business environment in which the Company operates, including changes in general economic and industry conditions and cyclical slowdowns impacting the steel and aluminum industries;
(18)fluctuations in exchange rates between the U.S. dollar and other currencies in which the Company conducts business;
(19)unforeseen business disruptions in one or more of the many countries in which the Company operates due to changes in economic conditions, changes in governmental laws and regulations, including environmental, occupational health and safety, tax and import tariff standards and amounts; political instability, civil disobedience, armed hostilities, public health issues or other calamities;
(20)liability for and implementation of environmental remediation matters;
(21)product liability and warranty claims associated with the Company’s operations;
(22)the Company’s ability to comply with financial covenants and obligations to financial counterparties;
(23)the Company’s outstanding indebtedness and exposure to derivative financial instruments that may be impacted by, among other factors, changes in interest rates;
(24)tax liabilities and changes in tax laws;
(25)changes in the performance of equity and bond markets that could affect, among other things, the valuation of the assets in the Company's pension plans and the accounting for pension assets, liabilities and expenses;
(26)risk and uncertainty associated with intangible assets; and the other risk factors listed from time to time in the Company's SEC reports.

A further discussion of these, along with other potential risk factors, can be found in Part I, Item 1A, "Risk Factors," of the Company's Annual Report on Form 10-K for the year ended December 31, 2025 and in Part II, Item 1A, "Risk Factors" of this Quarterly Report on Form 10-Q. The Company cautions that these factors may not be exhaustive and that many of these factors are beyond the Company's ability to control or predict. Accordingly, forward-looking statements should not be relied upon as a prediction of actual results. The Company undertakes no duty to update forward-looking statements except as may be required by law.

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

As disclosed in Part I, Item 1A: Risk Factors, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, the Company’s business is subject to risks related to doing business internationally, including tariff policy or tariff regulation, as well as international political and trade tensions. In 2025, the U.S. government announced tariffs on goods imported into the U.S. from most countries and multiple nations countered with tariffs and other actions in response. Subsequently, the U.S. government has negotiated trade agreements with certain countries while negotiations with others are ongoing. Additionally, in early 2025, the European Union (the "EU") announced plans to lower import quotas and implement anti-dumping duties against various countries that have imported certain steel products into the region. In October 2025, the European Commission formally proposed significant actions to protect its steel industry, including a sizable reduction in steel import quotas and a meaningful tariff increase on above-quota imports. These proposals require EU parliament and council approvals, which are anticipated in 2026. These efforts by the EU are intended to support a healthy industrial manufacturing base in the region. Also, the military conflict in the Middle East has led to volatile energy prices globally and higher costs for consumers. The Company continues to assess its ability to pass on higher energy prices to its customers and any impacts energy price volatility will have on demand, as well as the impact of these tariffs on its businesses.

On November 20, 2025, the Company entered into definitive agreements with Veolia Environnement S.A., a French société anonyme ("Veolia"), whereby Veolia will acquire 100% of the Clean Earth business (the "Merger") for aggregate cash consideration of over $3.0 billion pursuant to the terms of the Merger Agreement. Immediately prior to the closing of the Merger, the Company will execute a series of reorganizational transactions and the Separation, following which the Harsco Environmental and Harsco Rail segments will be indirectly owned by a standalone publicly traded company ("New Enviri"). The transactions contemplated by the Separation Agreement and the Merger Agreement are on track to close in the second quarter of 2026, subject to customary regulatory approvals, with closing expected on June 1, 2026. These transactions are not expected to result in any material cash tax expense to Enviri or New Enviri.

On February 23, 2026, the Company amended its Senior Secured Credit Facilities to extend the maturity of its $50.0 million non-extended revolving credit facility from March 10, 2026 to the earlier of (i) July 1, 2026, and (ii) the closing date on which the Clean Earth segment is sold to Veolia in connection with the Merger Agreement.

Results of Operations

Amounts included in this Part I. Item 2. Results of Operations are rounded in millions and all percentages are calculated on actual amounts. As a result, minor differences may exist due to rounding.

Segment Results

	Three Months Ended
	March 31
(in millions, except percentages)	2026	2025
Revenues:
Harsco Environmental	$256.7	$243.1
Clean Earth	225.8	234.9
Harsco Rail	67.3	69.9
Total Revenues	$549.8	$547.9
Operating income (loss):
Harsco Environmental	$10.0	$10.1
Clean Earth	15.8	22.3
Harsco Rail	(3.2)	7.1
Corporate	(21.8)	(10.2)
Total operating income (loss)	$0.8	$29.3
Operating margin:
Harsco Environmental	3.9%	4.1%
Clean Earth	7.0%	9.5%
Harsco Rail	(4.7)%	10.2%
Consolidated operating margin	0.1%	5.3%

Harsco Environmental Segment:

Significant Effects on Revenues (in millions)	Three Months Ended
Revenues — March 31, 2025	$243.1
Net impact of new and lost contracts	(13.7)
Net effects of price/volume changes, primarily attributable to volume changes and services mix	13.2
Impact of foreign currency translation	14.1
Revenues — March 31, 2026	$256.7
The following factors contributed to the changes in operating income (loss) during the three months ended March 31, 2026:

•The three months ended March 31, 2025 included $3.3 million in employee termination benefit costs and other related costs pertaining to restructuring activities, which did not reoccur during the three months ended March 31, 2026.
•Operating income from environmental service contracts during the three months ended March 31, 2026, when compared with the three months ended March 31, 2025, decreased primarily due to an unfavorable service mix, partially offset by an increase in revenues from overall service levels.
•Lower revenues from a decrease in volumes from the Altek Group unfavorably impacted operating income by $1.0 million for the three months ended March 31, 2026, when compared to the three months ended March 31, 2025.
•The unfavorable net effects from new and lost contracts resulted in a decrease in operating income of $0.9 million during the three months ended March 31, 2026, compared to the three months ended March 31, 2025.

Clean Earth Segment:

Significant Effects on Revenues (in millions)	Three Months Ended
Revenues — March 31, 2025	$234.9
Net effects of price/volume changes, primarily lower volume	(9.1)
Revenues — March 31, 2026	$225.8

The following factors contributed to the changes in operating income (loss) during the three months ended March 31, 2026:

•A decline in revenues from the hazardous waste business decreased operating income by $3.2 million for the three months ended March 31, 2026, when compared to three months ended March 31, 2025, primarily related to a decrease in volumes due, in part, to unfavorable weather conditions and higher fuel costs, which were partially offset by higher revenues from price increases and a reduction in disposal costs.
•Selling, general and administrative expenses ("SG&A") increased $2.1 million during the three months ended March 31, 2026 from the same period in 2025, mainly from higher depreciation expense, an unfavorable change in the provision for expected credit losses and information technology-related costs related to system enhancements.
•The three months ended March 31, 2026 included a net decrease of $1.2 million in operating income primarily from lower volumes processed in the soil and dredged materials business at certain sites due, in part, to unfavorable weather conditions, net of pricing changes and volume mix at certain sites, when compared to the three months ended March 31, 2025.

Harsco Rail Segment:

Significant Effects on Revenue (in millions)	Three Months Ended
Revenues — March 31, 2025	$69.9
Net effect of price/volume changes, primarily attributable to volume changes	7.0
Change in revenue adjustments as a result of certain estimated forward loss provisions (a)	(12.2)
Impact of foreign currency translation	2.5
Revenues — March 31, 2026	$67.3
(a) Principally as a result of an amendment to the Deutsche Bahn contract, as referenced in Note 15, Revenues in Part I. Financial Statements.

The following factors contributed to the changes in operating income (loss) during the three months ended March 31, 2026:

•An increase of $3.5 million in operating income due to higher revenues from railway contracting services during the three months ended March 31, 2026, when compared to the three months March 31, 2025, due principally to higher volume in the U.K., inclusive of an annual contractual true-up.
•The three months ended March 31, 2025 included a favorable net change in forward estimated loss provisions and related adjustments of $10.4 million related to the Company's long-term contracts with Network Rail, Deutsche Bahn and SBB, which did not reoccur during the three months ended March 31, 2026. See Note 15, Revenues in Part I. Financial Statements for further discussion.
•A decrease of $2.6 million in operating income from lower standard equipment revenue and higher manufacturing costs for the three months ended March 31, 2026 from the three months ended March 31, 2025.
•A decrease of $1.9 million in operating income from after-market parts due to higher manufacturing costs during the three months ended March 31, 2026, compared to the three months ended March 31, 2025, partially offset by an increase in sales from higher demand.

General Corporate:

Operating income (loss) from continuing operations was negatively impacted by costs of $12.5 million related to the planned sale of Clean Earth during the three months ended March 31, 2026, which did not occur during the three months ended March 31, 2025.

Consolidated Results

	March 31
	Three Months Ended
(in millions, except per share amounts and percentages)	2026	2025
Total revenues	$549.8	$547.9
Cost of services and products sold	444.2	424.8
Selling, general and administrative expenses	91.5	89.1
Research and development expenses	0.5	0.5
Other expense (income), net	12.9	4.3
Operating income (loss) from continuing operations	0.8	29.3
Interest income	0.5	0.5
Interest expense	(27.8)	(26.6)
Facility fees and debt-related income (expense)	(2.3)	(2.6)
Defined benefit pension income (expense)	(3.9)	(5.2)
Income (loss) from continuing operations before income taxes and equity in income	(32.8)	(4.7)
Income tax benefit (expense) from continuing operations	24.4	(2.0)
Equity in income (loss) of unconsolidated entities, net	—	—
Income (loss) from continuing operations	(8.4)	(6.6)
Income (loss) from discontinued businesses	(1.6)	(1.6)
Income tax benefit (expense) related to discontinued operations	0.4	0.4
Income (loss) from discontinued operations, net of tax	(1.2)	(1.2)
Net income (loss)	$(9.5)	$(7.8)
Total other comprehensive income (loss)	4.8	8.1
Total comprehensive income (loss)	$(4.8)	$0.3
Diluted earnings (loss) per common share from continuing operations attributable to Enviri Corporation common stockholders	$(0.12)	$(0.10)
Effective income tax rate for continuing operations	74.4%	(42.8)%

Comparative Analysis of Consolidated Results

Total Revenues
Revenues for the three months ended March 31, 2026 increased by $1.9 million, or 0.3%, from the three months ended March 31, 2025. Foreign currency translation affected revenues by $16.6 million during the three months ended March 31, 2026, compared with the same period in the prior year. Refer to the discussion of segment results above for information pertaining to factors impacting revenues.

Cost of Services and Products Sold
Cost of services and products sold for the three months ended March 31, 2026 increased by $19.4 million, or 4.6%, from the three months ended March 31, 2025. The changes in cost of services and products sold were attributable to the following significant items:

(in millions)	Three Months Ended
Cost of services and products sold — March 31, 2025	$424.8
Change in costs due to changes in revenue volume	(5.5)
Changes due to costs and revenue mix	10.9
Impact of foreign currency translation	13.8
Other	0.2
Cost of services and products sold — March 31, 2026	$444.2

Selling, General and Administrative Expenses
SG&A for the three months ended March 31, 2026 increased by $2.3 million, or 2.6%, from the three months ended March 31, 2025, which was primarily driven by higher costs of $1.0 million related to compensation expense, mainly in Corporate and CE, and $0.7 million related to depreciation expense, mostly in CE, for the three months ended March 31, 2026. Foreign currency also negatively impacted SG&A by $1.8 million during the three months ended March 31, 2026 from the same period in 2025, primarily due to HE and Rail. A decrease in professional fees of $1.9 million partially offset these SG&A increases during the three months ended March 31, 2026, when compared to the three months ended March 31, 2025, primarily as a result of Corporate costs incurred during 2025 to support and execute certain of the Company's long-term strategies.

Other (Income) Expenses, Net
The major components of this Condensed Consolidated Statements of Operations caption are as follows:

	Three Months Ended
	March 31
(in millions)	2026	2025
Employee termination benefit costs	$0.7	$2.5
Other costs for exit activities (a)	12.3	2.0
Asset impairments	—	0.6
Net gains on sale of assets	(0.2)	(0.8)
Other (income) expenses, net	$12.9	$4.3
(a) Includes costs related to the planned sale of Clean Earth.

Interest Expense
Interest expense during the three months ended March 31, 2026 increased by $1.3 million, compared with the three months ended March 31, 2025. This increase is mainly driven by higher average borrowings under the Company's Senior Secured Credit Facilities during the three months ended March 31, 2026, when compared to the three months ended March 31, 2025.

Facility Fees and Debt-Related Income (Expense)
The Company recognized facility fee expense mostly related to the Company's AR Facility of $2.3 million during the three months ended March 31, 2026, compared to $2.6 million recognized during the three months ended March 31, 2025. See Note 3, Trade Accounts Receivables and Other Receivables and Note 8, Debt and Credit Agreements, in Part I, Item 1. Financial Statements.
Defined Benefit Pension Income (Expense)
Defined benefit pension expense was $3.9 million and $5.2 million for the three months ended March 31, 2026 and 2025, respectively. This expense decrease is primarily related to a higher expected rate of return on plan assets in the current year, compared to 2025.
Income Tax Expense
Income tax benefit from continuing operations for the three months ended March 31, 2026 was $24.4 million, compared to $2.0 million income tax expense for the three months ended March 31, 2025. The change is primarily due to costs of $12.5 million related to the planned sale of Clean Earth during the three months ended March 31, 2026, which did not occur during the three months ended March 31, 2025, lower operating income in Clean Earth and a $5.1 million tax benefit from the vesting of stock-based compensation awards in 2026.

Income (Loss) from Continuing Operations
Loss from continuing operations was $8.4 million for the three months ended March 31, 2026, compared to $6.6 million for the three months ended March 31, 2025. The primary drivers for these changes are noted above.

Total Other Comprehensive Income (Loss)
Total other comprehensive income was $4.8 million for the three months ended March 31, 2026, compared to total other comprehensive income of $8.1 million for the three months ended March 31, 2025. The primary driver of this decrease was the fluctuation of the U.S. dollar against certain currencies during the three months ended March 31, 2026, inclusive of the impact of foreign currency translation of cumulative unrecognized actuarial losses on the Company's pension obligations, when compared to the fluctuation of the U.S. dollar against certain currencies during the three months ended March 31, 2025. This was partially offset by the favorable change in valuation of the Company's interest rate swaps during the three months ended March 31, 2026, when compared to the valuation during the three months ended March 31, 2025, due to the fluctuation of interest rates.

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

The Company’s cash flows from operating, investing and financing activities, as reflected on the Condensed Consolidated Statements of Cash Flows, are summarized in the following table:

	Three Months Ended
	March 31
(In millions)	2026	2025
Net cash provided (used) by:
Operating activities	$21.5	$6.6
Investing activities	(30.7)	(18.4)
Financing activities	8.1	26.1
Effect of exchange rate changes on cash and cash equivalents, including restricted cash	(2.8)	—
Net change in cash and cash equivalents, including restricted cash	$(3.9)	$14.3
Net cash (used) provided by operating activities — Net cash provided by operating activities for the three months ended March 31, 2026 was $21.5 million, an increase in cash flows of $14.9 million from the three months ended March 31, 2025, due to a net favorable change in working capital, partially offset by a decrease in cash net income, principally from the deferred income tax benefit of $30.2 million. The favorable working capital changes were primarily from the timing of annual incentive payments for accrued compensation, the timing of receipts and recognition of advances on contracts, mainly related to Rail's contracts, and the timing of inventories, partially offset by unfavorable changes in contract assets principally related to the timing of recognition for Rail's contracts, during the three months ended March 31, 2026.

Net cash (used) provided by investing activities — Net cash used by investing activities during the three months ended March 31, 2026 was $30.7 million, an increase in net cash used of $12.2 million from net cash used during the three months ended March 31, 2025, primarily due to a $12.1 million increase in purchases for capital expenditures during the three months ended March 31, 2026, when compared to the three months ended March 31, 2025, primarily by CE and HE.

Net cash (used) provided by financing activities — Net cash provided by financing activities during the three months ended March 31, 2026 decreased by $18.1 million from the three months ended March 31, 2025 attributable to an increase in employee tax payments for stock based compensation of $15.0 million and higher net repayments of the Company's total debt of $3.1 million during the three months ended March 31, 2026.

Sources and Uses of Cash
The Company’s principal sources of liquidity are cash provided by operations on an annual basis and borrowings under the Senior Secured Credit Facilities, augmented by cash proceeds from asset sales. The Company expects to continue to utilize all of these sources to meet future cash requirements for operations and growth initiatives.

Summary of Senior Secured Credit Facilities and Notes: (in millions)	March 31 2026	December 31 2025
By type:
Term Loan	$476.3	$477.5
Revolving Credit Facility	557.0	526.0
5.75% Senior Notes	475.0	475.0
Total	$1,508.3	$1,478.5
By classification:
Current	$5.0	$5.0
Long-term	1,503.3	1,473.5
Total	$1,508.3	$1,478.5

	March 31, 2026
(In millions)	Facility Limit	Outstanding Balance	Outstanding Letters of Credit	Available Credit
Revolving credit facility (a)	675.0	$557.0	$7.7	$110.3
(a) Includes $50.0 million and $625.0 million of revolving credit commitments scheduled to mature on the earlier of (i) July 1, 2026 and (ii) the closing date on which the Clean Earth segment is sold in connection with the Merger agreement, as amended in February 2026, and September 5, 2029, respectively. Refer to Note 8, Debt and Credit Agreements in Part I. Financial Statements for more information related to the Company's Senior Secured Credit Facilities.

Debt Covenants
In November 2025, the Company entered into an amendment to the Credit Agreement to, among other things, modify certain levels of its total Net Debt to Consolidated Adjusted EBITDA ratio covenant and permit a distribution of the Company’s Clean Earth business, together with certain related transactions, including repayments of certain of the Company's existing indebtedness. The Company obtained the amendment because its forward-looking projections indicated that it may not meet the minimum level required by the net leverage coverage ratio and to allow for the strategic alternatives it is currently evaluating. As a result of this amendment, the total Net Debt to Consolidated Adjusted EBITDA ratio covenant was set to 5.50x for the quarters ended March 31, 2026, June 30, 2026 and September 30, 2026, 5.00x for the quarter ended December 31, 2026 and 4.50x for the quarter ended March 31, 2027. After giving effect to the distribution of the Company’s Clean Earth business, the total Net Debt to Consolidated Adjusted EBITDA ratio covenant will be set at 3.00x. The Company expects that it will maintain compliance with the amended covenants based on current forecasts.

Under the terms of the February 2025 amendment to the Company's Senior Secured Credit Facilities, the Company's required coverage of consolidated interest charges is set to a minimum of 2.50x for each quarter ended after December 31, 2024.

At March 31, 2026, the Company was in compliance with these covenants, as the total net debt to Consolidated Adjusted EBITDA ratio was 4.98x, compared to the permitted maximum ratio of 5.50x, and total interest coverage ratio was 2.78x, compared to the permitted minimum ratio of 2.50x. Based on balances and covenants in effect at March 31, 2026, the Company could increase net debt by $156.9 million and remain in compliance with these debt covenants. Alternatively, Consolidated Adjusted EBITDA could decrease by $28.5 million or interest expense could increase by $11.9 million and the Company would remain in compliance with these covenants at March 31, 2026. The Company believes it will maintain compliance with these covenants based on its current outlook. However, the Company’s estimates of compliance with these covenants could change in the future with a deterioration in economic conditions including continued softness in certain markets, changes to tariffs, higher than forecasted interest rate increases, the timing of working capital, including the collection of receivables, an inability to successfully realize increased pricing and implement cost reduction initiatives that mitigate the impacts of inflation and other factors that may adversely impact its compliance with covenants.

AR Facility
The Company maintains a revolving trade receivables securitization facility to accelerate cash flows from trade accounts receivable, which is scheduled to mature in October 2027. Under the AR Facility, the Company and its designated subsidiaries continuously sell their trade receivables as they are originated to the wholly-owned bankruptcy-remote SPE. The SPE transfers ownership and control of qualifying receivables to PNC up to a maximum purchase commitment of $160.0 million.

During the three months ended March 31, 2025, the Company received $10.0 million in proceeds from the AR Facility. No proceeds were received from the AR Facility during the three months ended March 31, 2026.

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

At March 31, 2026, the Company's consolidated cash and cash equivalents included $104.2 million held by non-U.S. subsidiaries and approximately 11.0% of the Company's consolidated cash and cash equivalents had regulatory restrictions that would preclude the transfer of funds with and among subsidiaries. Non-U.S. subsidiaries also held $41.5 million of cash and cash equivalents in consolidated strategic ventures. The strategic venture agreements may require strategic venture partner approval to transfer funds with and among subsidiaries. While the Company's remaining non-U.S. cash and cash equivalents can be transferred with and among subsidiaries, the majority of these non-U.S. cash balances will be used to support the ongoing working capital needs and continued growth of the Company's non-U.S. operations.

During the year ended December 31, 2025, in connection with the Company's contracts with certain customers, the Company's contingent commercial commitments were updated, in which the terms of the updated agreement with the issuing bank required cash collateral totaling $20.7 million to be held until the contingent commercial commitments are released. The Company funded this balance in 2025 and it was classified as Restricted Cash on the Company's Condensed Consolidated Balance Sheets at December 31, 2025. During the three months ended March 31, 2026, $6.2 million of this cash collateral was released back to the Company.

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

ITEM 4.        CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of March 31, 2026, an evaluation was performed, under the supervision and with the participation of the Company’s management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a – 15 under the Securities and Exchange Act of 1934, as amended. Based upon that evaluation, such officers concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities and Exchange Act of 1934, as amended (1) is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and (2) is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

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

PART II — OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS
Information on legal proceedings is included in Note 11, Commitments and Contingencies, in Part I, Item 1, Financial Statements.

ITEM 1A.     RISK FACTORS
The Company's risk factors as of March 31, 2026 have not changed materially from those described in Part 1, Item 1A, "Risk Factors" of the Company's Annual Report on Form 10-K for the year ended December 31, 2025.
ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 5.        OTHER INFORMATION
During the three months ended March 31, 2026, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted, modified or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement for the purchase or sale of securities of the Company, within the meaning of Item 408 of Regulation S-K.

ITEM 6.        EXHIBITS

The following exhibits are included as part of this report or incorporated herein by reference:

Exhibit Number	Description
10.1
Amendment No. 17 to Third Amended and Restated Credit Agreement, dated as of February 23, 2026, among Enviri Corporation, the Subsidiary Guarantors party thereto, Bank of America, N.A., as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, Commission File Number 001-03970).

10.2
Second Amendment to the Enviri Corporation Deferred Compensation Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, Commission File Number 001-03970).

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

ENVIRI CORPORATION
(Registrant)

DATE	May 11, 2026	/s/ TOM VADAKETH
Tom Vadaketh
Senior Vice President and Chief Financial Officer
(On behalf of the registrant and as Principal Financial Officer)

DATE	May 11, 2026	/s/ SAMUEL C. FENICE
Samuel C. Fenice
Vice President and Corporate Controller
(Principal Accounting Officer)